Form 10-Q
period 2007-02-28
TORTOISE CAPITAL RESOURCES CORP
filed 2007-04-13
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
COMMISSION FILE NUMBER: 001-33292
TORTOISE CAPITAL RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)
MARYLAND	20-3431375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10801 MASTIN BOULEVARD, SUITE 222
OVERLAND PARK, KANSAS 66210
(Address of principal executive office) (Zip Code)
(866) 362-9331
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12 b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of March 31, 2007 was 8,828,596.

TORTOISE CAPITAL RESOURCES CORPORATION
TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Statements of Assets and Liabilities as of February 28, 2007 (unaudited) and November 30, 2006
Schedules of Investments as of February 28, 2007 (unaudited) and November 30, 2006
Statements of Operations for the three months ended February 28, 2007 (unaudited) and period from December 8, 2005 (Commencement of Operations) through February 28, 2006 (unaudited)
Statements of Changes in Net Assets for the three months ended February 28, 2007 (unaudited) and period from December 8, 2005 (Commencement of Operations) through February 28, 2006 (unaudited)
Statements of Cash Flows for the three months ended February 28, 2007 (unaudited) and period from December 8, 2005 (Commencement of Operations) through February 28, 2006 (unaudited)
Financial Highlights for the three months ended February 28, 2007 (unaudited) and period from December 8, 2005 (Commencement of Operations) through November 30, 2006
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES
	February 28, 2007	November 30, 2006
	(Unaudited)
Assets
Investments at value, non-affiliated (cost $65,842,743 and $21,867,831, respectively)	$68,500,103	$22,196,689
Investments at value, affiliated (cost $49,616,450 and $14,828,825, respectively)	50,076,418	14,828,825
Investments at value, control (cost $5,550,000 and $5,550,000, respectively)	5,683,519	5,550,000

Total investments (cost $121,009,193 and $42,246,656, respectively)	124,260,040	42,575,514
Dividends receivable	113,682	24,262
Interest receivable from affiliate	40,950	43,983
Other receivable from affiliate	—	44,487
Prepaid expenses and other assets	73,781	244,766

Total assets	124,488,453	42,933,012

Liabilities
Management fees payable to Adviser	218,957	112,765
Accrued capital gain incentive fees payable to Adviser (Note 4)	487,627	—
Accrued expenses and other liabilities	457,020	155,303
Current tax liability	86,386	86,386
Deferred tax liability	1,046,072	250,156

Total liabilities	2,296,062	604,610

Net assets applicable to common stockholders	$122,192,391	$42,328,402

Net Assets Applicable to Common Stockholders Consist of
Warrants, no par value; 957,130 issued and outstanding	$1,387,196	$1,104,137
at February 28, 2007 and 772,124 issued and outstanding at
November 30, 2006 (5,000,000 authorized)
Capital stock, $0.001 par value; 8,828,596 shares issued and	8,829	3,089
outstanding at February 28, 2007 and 3,088,596 issued and outstanding at November 30, 2006 (100,000,000 shares authorized)
Additional paid-in capital	120,176,813	41,018,413
Accumulated net investment loss, net of deferred tax benefit	(1,394,844)	—
Accumulated realized loss, net of income tax benefit	(906)	(906)
Net unrealized appreciation of investments, net of deferred tax expense	2,015,303	203,669

Net assets applicable to common stockholders	$122,192,391	$42,328,402

Net Asset Value per common share outstanding (net assets applicable
to common shares, divided by common shares outstanding)	$13.84	$13.70

See Accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULES OF INVESTMENTS
February 28, 2007
(Unaudited)
Company	Industry	Type of Investment	Cost	Value

Control Investments(1)
Mowood, L.L.C.(2)	Natural Gas Distribution	Equity Interest (100%)	$1,000,000	$1,133,519
		Subordinated Debt (12% Due 7/01/2016)	4,550,000	4,550,000

Total Control Investments - 4.7%(3)			5,550,000	5,683,519
Affiliated Investments(4)
High Sierra Energy, L.P.(2)	Diversified Energy Infrastructure	Common Units (633,179)	14,649,194	15,094,987
Quest Midstream Partners, L.P.(2)	Natural Gas Gathering/Processing	Common Units (945,946)	17,500,001	17,500,001
Millennium Midstream Partners, L.P.(2)	Natural Gas Gathering/Processing	Class A Common Units (875,000)	17,467,255	17,481,430

Total Affiliated Investments - 41.0%(3)			49,616,450	50,076,418
Non-affiliated Investments
Eagle Rock Energy Partners, L.P.(2)	Natural Gas Gathering/Processing	Common Units (474,071)	8,356,301	8,917,276
Eagle Rock Energy Partners, L.P.	Natural Gas Gathering/Processing	Common Units (185,000)	3,413,397	3,651,900
Legacy Reserves, L.P.(2)	Natural Gas and Oil Exploitation	Limited Partner Units (264,705)	4,209,282	6,162,332
MMP GP, LLC(2)(5)	Natural Gas Gathering/Processing	Incentive Distribution Rights (78)	18,570	18,570
High Sierra Energy GP, LLC(2)(6)	Diversified Energy Infrastructure	Options (3%)	171,186	76,018
Alpine Municipal Money Market Fund	Short-term	Class I	18,459,623	18,459,623
Fidelity Institutional Tax-Exempt Portfolio Fund	Short-term	Class I	18,459,623	18,459,623
First American Prime Obligations Money Market Fund	Short-term	Class Z	12,754,761	12,754,761

Total Non-affiliated Investments - 56.0%(3)			65,842,743	68,500,103

Total Investments - 101.7%(3)			$121,009,193	$124,260,040

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned.
(2)	Fair valued securities have a total value of $70,934,133, which represents 58.1% of net assets applicable to common stockholders. These securities are deemed to be restricted; see Note 6 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1.
(5)	Currently non-income producing. Incentive distribution rights entitle the Company to receive distributions from MMP GP, LLC (general partner of Millennium Midstream Partners, L.P.) in excess of its operating distribution.
(6)	Non-income producing. The Company has an option to purchase a 3% Membership Interest (fully diluted) in High Sierra Energy GP, LLC at an exercise price of $2,250,000. The option may be exercised any time prior to May 2, 2007.
See Accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULES OF INVESTMENTS
November 30, 2006
Company	Industry	Type of Investment	Cost	Value

Control Investments(1)
Mowood, L.L.C.(2)	Natural Gas Distribution	Equity Interest (100%)	$1,000,000	$1,000,000
		Subordinated Debt (12% Due 7/01/2016)	4,550,000	4,550,000

Total Control Investments - 13.2%(3)			5,550,000	5,550,000
Affiliated Investments(4)
High Sierra Energy, L.P.(2)	Diversified Energy Infrastructure	Common Units (633,179)	14,828,825	14,828,825

Total Affiliated Investments - 35.0%(3)			14,828,825	14,828,825
Non-affiliated Investments
Eagle Rock Energy Partners, L.P.(2)	Natural Gas Gathering/Processing	Common Units (474,071)	8,449,785	8,533,278
Eagle Rock Energy Partners, L.P.	Natural Gas Gathering/Processing	Common Units (185,000)	3,515,000	3,494,650
Legacy Reserves, L.P.(2)	Natural Gas and Oil Exploitation	Limited Partner Units (264,705)	4,300,446	4,566,161
High Sierra Energy GP, LLC(2)(5)	Diversified and Other	Options (3%)	171,186	171,186
First American Prime Obligations Money Market Fund	Short-term	Class Y	5,431,414	5,431,414

Total Non-affiliated Investments - 52.4%(3)			21,867,831	22,196,689

Total Investments - 100.6%(3)			$42,246,656	$42,575,514

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned.
(2)	Fair valued securities have a total value of $33,649,450, which represents 79.5% of net assets applicable to common stockholders. These securities are deemed to be restricted; see Note 6 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1
(5)	The Company has an option to purchase a 3% Membership Interest (fully diluted) in High Sierra Energy GP, LLC at an exercise price of $2,250,000. The option may be exercised any time prior to May 2, 2007.
See Accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended February 28, 2007	Period from December 8, 2005(1) through February 28, 2006
Investment Income
Distributions received from investments
Non-affiliated investments	$348,430	$—
Affiliated investments	255,257	—
Less return of capital on distributions
Non-affiliated investments	(286,252)	—
Affiliated investments	(193,805)	—

Net distribution income from investments	123,630	—
Dividends from money market mutual funds	139,533	403,505
Interest income from control investments	128,472	—

Total Investment Income	391,635	403,505

Expenses
Base management fees	380,067	136,796
Capital gain incentive fees (Note 4)	487,627	—
Professional fees	57,381	39,396
Directors' fees	23,168	20,614
Administrator fees	10,673	6,844
Reports to stockholders	4,458	13,743
Fund accounting fees	5,849	5,810
Stock transfer agent fees	3,600	2,749
Custodian fees and expenses	2,600	1,828
Registration fees	1,668	—
Other expenses	6,538	6,941

Total Expenses before Interest Expense, Preferred Stock Dividends
and Loss on Redemption of Preferred Stock	983,629	234,721

Interest expense	123,481	—
Preferred stock dividends	228,750	—
Loss on redemption of preferred stock	765,059	—

Total Interest Expense, Preferred Stock Dividends
and Loss on Redemption of Preferred Stock	1,117,290	—

Total Expenses	2,100,919	234,721

Net Investment Income (Loss), before Income Taxes	(1,709,284)	168,784
Current tax expense	—	(61,100)
Deferred tax benefit	314,440	—

Total Tax Expense	314,440	(61,100)

Net Investment Income (Loss)	(1,394,844)	107,684

Unrealized Appreciation of Investments
Net unrealized appreciation of non-affiliated investments	2,328,503	—
Net unrealized appreciation of affiliated investments	459,968	—
Net unrealized appreciation of control investments	133,519	—

Net unrealized appreciation, before deferred tax expense	2,921,990	—
Deferred tax expense	(1,110,356)	—

Net Unrealized Appreciation of Investments	1,811,634	—

Net Increase in Net Assets Applicable to Common Stockholders
Resulting from Operations	$416,790	$107,684

Net Investment Income (Loss) Per Common Share
Basic and Diluted	$(0.31)	$0.03
Net Increase in Net Assets Applicable to Common Stockholders
Resulting from Operations Per Common Share
Basic and Diluted	$0.09	$0.03
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	4,491,707	3,088,596
(1)	Commencement of Operations.
See Accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
	For the three months ended February 28, 2007	Period from December 8, 2005(1) through February 28, 2006
Operations
Net investment income (loss)	$(1,394,844)	$107,684
Net unrealized appreciation of investments	1,811,634	—

Net increase in net assets applicable to common stockholders resulting from operations	416,790	107,684

Dividends and Distributions to Common Stockholders
Net investment income	—	—
Return of capital	(308,860)	—

Total dividends and distributions to common stockholders	(308,860)	—

Capital Share Transactions
Proceeds from private offerings of 3,066,667 common shares	—	44,895,867
Proceeds from issuances of 772,124 warrants	—	1,104,137
Proceeds from initial public offering of 5,740,000 common shares	86,100,000	—
Proceeds from issuance of 185,006 warrants	283,059
Underwriting discounts and offering expenses associated with the issuance of
common shares	(6,627,000)	(3,869,487)

Net increase in net assets, applicable to common stockholders, from capital share transactions	79,756,059	42,130,517

Total increase in net assets applicable to common stockholders	79,863,989	42,238,201
Net Assets
Beginning of period	42,328,402	211,854

End of period	$122,192,391	$42,450,055

Accumulated net investment income (loss), at end of period	$(1,394,844)	$13,627

(1)	Commencement of Operations.
See Accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)
	For the three months ended February 28, 2007	Period from December 8, 2005(1) through February 28, 2006
Cash Flows From Operating Activities
Distributions received from limited partnerships	$603,686	$—
Interest and dividend income received	181,618	260,129
Purchases of long-term investments	(35,000,001)	—
Purchases of short-term investments, net	(44,242,593)	(42,845,831)
Interest expense paid	(113,043)	—
Preferred dividends	(228,750)	—
Operating expenses paid	(409,767)	(145,828)

Net cash used in operating activities	(79,208,850)	(42,731,530)

Cash Flows from Financing Activities
Issuance of common stock	86,100,000	44,903,705
Common stock issuance costs	(6,170,411)	(3,574,384)
Issuance of preferred stock	18,216,941	—
Redemption of preferred stock	(18,870,000)	—
Issuance of warrants	283,059	1,096,299
Preferred stock issuance costs	(41,879)	—
Advances from revolving line of credit	12,600,000	—
Repayments on revolving line of credit	(12,600,000)	—
Dividends paid to common stockholders	(308,860)	—

Net cash provided by financing activities	79,208,850	42,425,620

Net decrease in cash and cash equivalents	—	(305,910)
Cash and cash equivalents—beginning of period	—	305,910

Cash and cash equivalents—end of period	$—	$—

Reconciliation of net increase in net assets applicable to common stockholders resulting from operations to net cash used in operating activities
Net increase in net assets applicable to common stockholders resulting from operations	$416,790	$107,684
Adjustments to reconcile net increase in net assets applicable to common stockholders resulting from operations to net cash used in operating activities
Purchases of long-term investments	(35,000,001)	—
Return of capital on distributions received	480,057	—
Net purchases of short-term investments	(44,242,593)	(42,845,831)
Accrued capital gain incentive fees payable to Adviser	487,627
Deferred income tax expense	795,916	—
Loss on redemption of preferred stock	765,059
Net unrealized appreciation on investments	(2,921,990)	—
Changes in operating assets and liabilities:
Increase in interest and dividends receivable	(86,387)	(143,376)
Decrease (increase) in prepaid expenses and other assets	22,231	(16,668)
Increase in current tax liability	—	61,100
Increase in payable to Adviser	106,192	98,606
Increase (decrease) in accrued expenses and other liabilities	(31,751)	6,955

Total adjustments	(79,625,640)	(42,839,214)

Net cash used in operating activities	$(79,208,850)	$(42,731,530)

(1)	Commencement of Operations.
See Accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS (Unaudited)
	For the three months ended February 28, 2007	Period from December 8, 2005(1) through November 30, 2006
Per Common Share Data(2)
Net Asset Value, beginning of period	$13.70	$—
Initial offering price	—	15.00
Premium less underwriting discounts and offering costs on initial public
offering of common shares(3)	0.06	—
Underwriting discounts and offering costs on issuance of common shares	—	(1.22)
Income from Investment Operations:
Net investment income (loss)	(0.10)	0.21
Net realized and unrealized gain on investments	0.21	0.05

Total increase from investment operations	0.11	0.26

Less Dividends and Distributions to Common Stockholders:
Net investment income	—	(0.21)
Return of capital	(0.03)	(0.13)

Total dividends and distributions to common stockholders	(0.03)	(0.34)

Net Asset Value, end of period	$13.84	$13.70

Per common share market value, end of period(4)	$14.50	N/A
Total Investment Return, based on net asset value(5)	1.24%	(6.39)%
Total Investment Return, based on market value(6)	(3.33)%	N/A
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000's)	$122,192	$42,328
Ratio of expenses (including current and deferred income tax expense)
to average net assets:(7)(8)	19.73%	3.64%
Ratio of expenses (excluding current and deferred income tax expense)
to average net assets:(7)(8)(9)	14.31%	2.40%
Ratio of net investment income (loss) to average net assets before current	(14.92)%	2.71%
and deferred income tax expense:(7)(8)(9)
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense:(7)(8)	(9.50)%	1.47%
Portfolio turnover rate(7)	—	9.51%
(1)	Commencement of Operations.
(2)	Information presented relates to a share of common stock outstanding for the entire period.
(3)	This amount represents the premium on the initial public offering of $1.17 per share, less the underwriting discounts and offering costs of $1.11 per share.
(4)	Per common share market value as of November 30, 2006 not applicable as shares were not publicly traded.
(5)	Not annualized for periods less than a year. Total investment return is calculated assuming a purchase of common stock at net asset value, beginning of period, reinvestment of dividends at net asset value, and a sale at net asset value, end of period. Total investment return does not reflect brokerage commissions.
(6)	Not annualized for periods less than a year. Total investment return is calculated assuming a purchase of common stock at the initial public offering price, reinvestment of dividends at market value, and a sale at market value, end of period. Total investment return on a market value basis is shown for the period from February 7, 2007 (the Company's initial public offering) through February 28, 2007. Total investment return does not reflect brokerage commissions.
(7)	Annualized for periods less than one full year.
(8)	For the period ended February 28, 2007, the Company accrued $795,916 in net deferred income tax expense. For the period ended November 30, 2006, the Company accrued $265,899 in current income tax expense and $250,156 in net deferred income tax expense.
(9)	The ratio excludes the impact of current and deferred income taxes.
See Accompanying Notes to the Financial Statements.

TORTOISE CAPITAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)
1. Organization
Tortoise Capital Resources Corporation (the "Company"), was organized as a Maryland corporation on September 8, 2005, and is a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. The Company invests primarily in privately held and micro-cap public companies operating in the midstream and downstream segments, and to a lesser extent the upstream segment. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Tortoise Capital Advisors, LLC, a registered investment advisor specializing in the energy infrastructure sector.
2. Significant Accounting Policies
A. Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
B. Investment Valuation – The Company invests primarily in illiquid securities including debt and equity securities of privately-held companies. The investments generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Fair value is intended to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced liquidation or sale. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments. The Company’s Board of Directors may consider other methods of valuing investments as appropriate and in conformity with U.S. generally accepted accounting principles. The Company has also engaged an independent valuation firm to assist in determining the fair value of investments.
The process for determining the fair value of a security of a private investment begins with determining the enterprise value of the company that issued the security. The fair value of the investment is based on the enterprise value at which a company could be sold in an orderly disposition over a reasonable period of time between willing parties. There is no one methodology to determine enterprise value and for any one company, enterprise value may best be expressed as a range of fair values, from which a single estimate of enterprise value will be derived.
If the portfolio company has an adequate enterprise value to support the repayment of its debt, the fair value of the Company’s loan or debt security will normally correspond to cost unless the portfolio company’s condition or other factors lead to a determination of fair value at a different amount. When receiving warrants or free equity securities (“nominal cost equity”), the Company allocates the cost basis in the investment between debt securities and nominal cost equity at the time of origination. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after repayment of debt and other preference capital, and other pertinent factors such as recent offers to purchase a company, recent transactions involving the purchase or sale of equity securities, or other liquidation events. The determined equity values are generally discounted when holding a minority position, when restrictions on resale are present, when there are specific concerns about the receptivity of the capital markets to a specific company at a certain time, or when other factors are present.

For equity securities that are listed on a securities exchange, the Company will value those securities at the closing price on that exchange on the valuation date. If the security is listed on more than one exchange, the Company will use the price of the exchange that it generally considers to be the principal exchange on which the security is traded. Securities listed on the NASDAQ will be valued at the NASDAQ Official Closing Price, which may not necessarily represent the last sale price. If there has been no sale on such exchange or NASDAQ on such day, the security will be valued at the mean between bid and asked price on such day.
C. Interest and Fee Income – Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest, the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three months ended February 28, 2007, the Company received no fee income.
D. Security Transactions and Investment Income – Security transactions will be accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses will be reported on an identified cost basis. Distributions received from the Company’s investments in limited partnerships and limited liability companies generally are comprised of ordinary income, capital gains and return of capital. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each limited partnership and/or other industry sources. These estimates may subsequently be revised based on information received from the limited partnerships after their tax reporting periods are concluded, as the actual character of these distributions are not known until after the fiscal year-end of the Company.
E. Dividends to Stockholders – The amount of any quarterly dividends will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year from net investment income or net realized gains may differ from their ultimate characterization for federal income tax purposes. For the period ended February 28, 2007, the Company’s dividends, for book purposes, were comprised entirely of return of capital. For the year ended November 30, 2006, the Company’s dividends, for book purposes, were comprised of 61 percent investment income and 39 percent return of capital, and for tax purposes were comprised of 42 percent investment income and 58 percent return of capital.
F. Federal and State Income Taxation – The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income. The Company invests its assets primarily in limited partnerships (LPs), which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of the LP's taxable income in computing its own taxable income. The Company’s tax expense or benefit will be included in the Statement of Operations based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
G. Organization Expenses and Offering Costs - The Company is responsible for paying all organization and offering expenses. Offering costs paid by the Company were charged as a reduction of paid-in capital at the completion of the Company’s initial public offering, and amounted to $600,000 (excluding underwriter commissions). Organizational expenses in the amount of $88,906 were expensed prior to the commencement of operations.
H. Indemnifications - Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company may enter into contracts that provide general indemnification to other parties. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred, and may not occur. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

I. Warrants – The Statement of Assets and Liabilities as of November 30, 2006 reflects a revision to the warrants and additional paid-in capital accounts. After further evaluation of the underlying assumptions and characteristics of the warrants, it was determined that $1,104,137 should be attributed to the value of the warrants and additional paid-in capital reduced by the same amount. This revision has no impact on net assets applicable to common stockholders or net asset value per common share outstanding.
J. Recent Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open years as of the effective date. At this time, the Company is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
In September 2006, FASB issued Statement on Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 is effective for the Company in the year beginning December 1, 2007. The changes to current U.S. generally accepted accounting principles from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company has recently begun to evaluate the application of the statement, and is not in a position at this time to evaluate the significance of its impact, if any, on the Company’s financial statements.
3. Concentration of Risk
Our goal is to provide our stockholders with a high level of total return, with an emphasis on dividends and dividend growth. The Company anticipates focusing investments on unsecured, privately issued subordinated debt and equity securities within the U.S. energy infrastructure sector that will generally be expected to pay interest or dividends on a current basis. The Company seeks to obtain enhanced returns through warrants or other equity conversion features within certain subordinated debt securities in which the Company invests. The Company may, for defensive purposes, temporarily invest all or a significant portion of its assets in investment grade securities, short-term debt securities and cash or cash equivalents. To the extent the Company uses this strategy it may not achieve its investment objective.
4. Agreements
The Company has entered into an Investment Advisory Agreement with Tortoise Capital Advisors, LLC (the “Adviser”). Under the terms of the agreement, the Adviser is paid a fee consisting of a base management fee and an incentive fee.
The base management fee is 0.375 percent (1.5 percent annualized) of the Company’s average monthly Managed Assets, calculated and paid quarterly in arrears within thirty days of the end of each fiscal quarter. The term “Managed Assets” as used in the calculation of the management fee means total assets (including any assets purchased with or attributable to borrowed funds) minus accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. The base management fee for any partial quarter will be appropriately prorated.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the Base Management Fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and dividends paid on issued and outstanding preferred stock, if any, but excluding the Incentive Fee payable hereunder). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The Investment Income Fee shall be calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter, with the first potential fee commencing on December 8, 2006. The Investment Income Fee calculation shall be adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. The second part of the incentive fee payable to the Adviser, the capital gains fee, is equal to: (A) 15 percent of (i) the Company’s net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from December 8, 2005 to the end of each fiscal year, less (ii) any unrealized capital depreciation at the end of such fiscal year, less (B) the aggregate amount of all Capital Gains Fees paid to the Adviser in prior fiscal years. The calculation of the Capital Gains Fee will include any capital gains that result from the cash distributions that are treated as a return of capital. In that regard, any such return of capital will be treated as a decrease in the cost basis of an investment for purposes of calculating the Capital Gains Fee. Except as set forth in the last sentence of this paragraph, the Capital Gains Fee shall be calculated and payable annually within thirty (30) days of the end of each fiscal year. For the purposes of this paragraph, realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security. Unrealized capital depreciation on a security will be calculated as the amount by which the Company’s adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year. All fiscal year-end valuations will be determined by the Company in accordance with U.S. generally accepted accounting principles, the 1940 Act and the policies and procedures of the Company to the extent consistent therewith. The Adviser shall use at least 25 percent of any Capital Gains Fee received on or prior to December 8, 2007 to purchase the Company’s common stock in the open market. In the event this Agreement is terminated, the Capital Gains Fee calculation shall be undertaken as of, and any resulting Capital Gains Fee shall be paid within thirty (30) days of, the date of termination. The Adviser may, from time to time, waive or defer all or any part of the compensation described in the Investment Advisory Agreement. During the period ended February 28, 2007, the Company accrued no investment income fees, and accrued $487,627 as a provision for capital gains incentive fees. The provision for capital gains incentive fees resulted from the increase in fair value and unrealized appreciation on investments. Pursuant to the Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.
The Adviser has entered into a sub-advisory agreement with Kenmont Investments Management, L.P. (“Kenmont”), an investment adviser with experience investing in privately held and public companies in the U.S. energy and power sectors. Kenmont will not make any investment decisions on the Company’s behalf, but will recommend potential investments to, and assist in the investment analysis undertaken by, the Adviser. Kenmont Special Opportunities Master Fund, L.P., an affiliated entity of Kenmont, is an interested owner in the Company and currently owns approximately 6 percent of the Company’s outstanding shares.

The Company has engaged U.S. Bancorp Fund Services, LLC to serve as the Company’s fund accounting services provider. The Company pays the provider a monthly fee computed at an annual rate of $24,000 on the first $50,000,000 of the Company’s Net Assets, 0.0125 percent on the next $200,000,000 of Net Assets and 0.0075 percent on the balance of the Company’s Net Assets.
The Adviser has been engaged as the Company’s administrator. The Company pays the administrator a fee equal to an annual rate of 0.07 percent of aggregate average daily Managed Assets up to and including $150,000,000, 0.06 percent of aggregate average daily Managed Assets on the next $100,000,000, 0.05 percent of aggregate average daily Managed Assets on the next $250,000,000, and 0.02 percent on the balance. This fee is calculated and accrued daily and paid quarterly in arrears.
Computershare Trust Company, N.A. serves as the Company's transfer agent, dividend paying agent, and agent for the automatic dividend reinvestment plan.
U.S. Bank, N.A. serves as the Company's custodian. The Company pays the custodian a monthly fee computed at an annual rate of 0.015 percent on the first $200,000,000 of the Company's portfolio assets and 0.01 percent on the balance of the Company's portfolio assets, subject to a minimum annual fee of $4,800.
5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of February 28, 2007, and November 30, 2006 are as follows:
	February 28, 2007	November 30, 2006
Deferred tax asset:
Organization costs	$30,969	$31,532
Capital gain incentive fees	185,297	—
Net operating loss	361,377	—

	577,643	31,532
Deferred tax liabilities:
Net unrealized gains on investment securities	1,235,323	124,967
Basis reduction of investment in MLPs	388,392	156,721

	1,623,715	281,688

Total net deferred tax liability	$1,046,072	$250,156

For the period from December 1, 2006 to February 28, 2007, the components of income tax expense include deferred federal and state income taxes (net of federal benefit) of $747,408 and $48,508 respectively. For the period from December 8, 2005 to February 28, 2006, the components of income tax expense include current federal and state income taxes (net of federal benefit) of $54,833 and $6,267 respectively.
Total income taxes differ from the amount computed by applying the federal statutory income tax rate of 34 percent for the period ended February 28, 2007 and 35 percent for the period ended February 28, 2006 to net investment income (loss) and unrealized appreciation of investments before taxes, as follows:
	February 28, 2007	February 28, 2006
Application of statutory income tax rate	$412,320	$54,833
State income taxes, net of federal taxes	48,508	6,267
Preferred dividends	86,925	—
Loss on redemption of preferred stock	248,163	—

Total	$795,916	$61,100

At February 28, 2007, a valuation allowance was not recorded because the Company believes it is more likely that not that there is an ability to utilize its deferred tax asset.

As of February 28, 2007, the aggregate cost of securities for Federal income tax purposes was $119,987,109. At February 28, 2007, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $4,272,931 and the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $0.
6. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The tables below show the equity interest, number of units held or principal amount, the acquisition date, acquisition cost (excluding return of capital adjustments), value per unit of such securities and percent of net assets applicable to common stockholders for the period ended February 28, 2007 and the year ended November 30, 2006, respectively.
February 28, 2007
Investment Security		Equity Interest, Units or Principal Amount	Acquisition Date	Acquisition Cost	Value Per Unit	Percent of Net Assets

Eagle Rock Energy Partners, L.P.	Common Units	474,071	3/27/06	$12,058,401	$18.81	7.3%
High Sierra Energy, L.P.	Common Units	633,179	11/2/06	14,828,825	23.84	12.4
High Sierra Energy GP, LLC	Option to Purchase Equity Interest	3%	11/2/06	171,186	N/A	0.1
Legacy Reserves, L.P.	Limited Partner Units	264,705	3/14/06	4,499,985	23.28	5.0
Millennium Midstream Partners, L.P.	Common Units	875,000	12/28/06	17,481,430	19.98	14.3
MMP GP, LLC	Incentive Distribution Rights	78	12/28/06	18,570	238.08	0.1
Mowood, LLC	Equity Interest	100%	6/5/06	1,000,000	N/A	0.9
Mowood, LLC	Subordinated Debt	$4,550,000	6/5/06	4,550,000	N/A	3.7
Quest Midstream Partners, L.P.	Common Units	945,946	12/22/06	17,500,001	18.50	14.3

				$72,108,398		58.1%

November 30, 2006
Investment Security		Equity Interest, Units or Principal Amount	Acquisition Date	Acquisition Cost	Value Per Unit	Percent of Net Assets

Eagle Rock Energy Partners, L.P.	Common Units	474,071	3/27/06	$12,058,401	$18.00	20.1%
High Sierra Energy, L.P.	Common Units	633,179	11/2/06	14,828,825	23.42	35.0
High Sierra Energy GP, LLC	Option to Purchase Equity Interest	3%	11/2/06	171,186	N/A	0.4
Legacy Reserves, L.P.	Limited Partner Units	264,705	3/14/06	4,499,985	17.25	10.8
Mowood, LLC	Equity Interest	100%	6/5/06	1,000,000	N/A	2.4
Mowood, LLC	Subordinated Debt	$4,550,000	6/5/06	4,550,000	N/A	10.8

				$37,108,397		79.5%

7. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Control investments are generally defined under the 1940 Act as companies in which at least 25 percent of the voting securities are owned. The aggregate value of all securities of affiliates and controlled entities held by the Company as of February 28, 2007 amounted to $55,759,937 representing 45.6 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at February 28, 2007 or during the three months then ended is as follows:
	Units				February 28, 2007
	Equity Interest/ Principal Balance 11/30/06	Gross Additions	Gross Deductions	Gross Distributions	Units/ Equity Interest/ Principal Balance	Value

High Sierra Energy, L.P.	633,179	$—	$—	$239,507	633,179	$15,094,987
Millennium Midstream Partners, L.P.	—	17,481,430	—	15,750	875,000	17,481,430
Mowood, LLC – Promissory Note	$4,550,000	—	—	—	$4,550,000	4,550,000
Mowood, LLC – Equity Interest	100%	—	—	—	100%	1,133,519
Quest Midstream Partners, L.P.	—	17,500,001	—	—	945,946	17,500,001

		$34,981,431	$—	$255,257		$55,759,937

8. Investment Transactions
For the period ended February 28, 2007, the Company purchased (at cost) and sold securities (at proceeds) in the amount of $35,000,001 and $0 (excluding short-term debt securities), respectively.
9. Credit Facility
On December 13, 2006, the Company entered into a $15,000,000 secured committed credit facility, maturing December 12, 2007, with U.S. Bank, N.A. The principal amount of the credit facility was subsequently increased to $20,000,000. The credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company. The non-usage fee is not applicable during a defined 120 day “resting period” following the anticipated initial public offering. Proceeds from the credit facility are used to execute the Company’s investment objective. The average principal balance and interest rate for the period during which the credit facility was utilized (December 22, 2006 through February 6, 2007) was approximately $11,600,000 and 7.08 percent, respectively. At February 28, 2007, there was no outstanding principal balance under the credit facility.
10. Preferred Stock
On December 22, 2006, the Company issued 466,666 shares of Series A Redeemable Preferred Stock and 70,006 warrants at $15.00 per share. On December 26, 2006, the Company issued an additional 766,667 shares of Series A Redeemable Preferred Stock and 115,000 warrants at $15.00 per share. Holders of Series A Redeemable Preferred Stock received cash dividends (as declared by the Board of Directors and from funds legally available for distribution) at the rate of 10 percent annually of the original issue price. On February 7, 2007, the Company redeemed all of the preferred stock at $15.00 per share plus a 2 percent premium, for a total redemption price of $18,870,000. After attributing $283,059 in value to the warrants, the redemption premium of $370,000 and $112,000 in issuance costs, the Company recognized a loss on redemption of the preferred shares of $765,059. In addition, dividends in the amount of $228,750 were paid to the preferred stockholders.

11. Common Stock
The Company has 100,000,000 shares authorized and 8,828,596 shares issued and outstanding at February 28, 2007.
Shares at November 30, 2006	3,088,596
Shares sold through initial public offering	5,740,000

Shares at February 28, 2007	8,828,596

12. Warrants
At February 28, 2007, there were 957,130 warrants issued and outstanding. The warrants became exercisable on the date of the Company’s initial public offering of common shares, subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on the sixth anniversary of the Company’s initial public offering of common shares.
13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods ended February 28, 2007 and February 28, 2006.
	For the three months ended February 28, 2007	Period from December 8, 2005 (commencement of operations) through February 28, 2007
Numerator for basic and diluted net investment income (loss) per common share	($1,394,844)	$107,684
Numerator for basic and diluted net increase in net assets applicable to common stockholders resulting from operations per common share	$416,790	$107,684
Denominator for basic weighted average shares	4,491,707	3,088,596
Warrants	—	—
Denominator for diluted weighted average shares	4,491,707	3,088,596
Basic and diluted net investment income (loss) per common share	($.31)	$.03
Basic and diluted net increase in net assets applicable to common stockholders resulting from operations per common share	$.09	$.03
Warrants to purchase 957,130 shares of common stock at $15 per share were outstanding during the period ended February 28, 2007, and warrants to purchase 772,124 shares of common stock at $15 per share were outstanding during the period ended February 28, 2006 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

ADDITIONAL INFORMATION
(Unaudited)
Forward-Looking Statements
This report contains “forward-looking statements”. By their nature, all forward-looking statements involve risk and uncertainties, and actual results could differ materially from those contemplated by the forward-looking statements.
Proxy Voting Policies
A description of the policies and procedures that the Company uses to determine how to vote proxies relating to portfolio securities owned by the Company is available to stockholders (i) without charge, upon request by calling the Company at (913) 981-1020 or toll-free at (866) 362-9331 and on the Company’s Web site at www.tortoiseadvisors.com; and (ii) on the SEC’s Web site at www.sec.gov.
Statement of Additional Information
The Statement of Additional Information (“SAI”) includes additional information about the fund directors and is available upon request without charge by calling the Company at (866) 362-9331.
Privacy Policy
In order to conduct its business, Tortoise Capital Resources Corporation (the “Company”) collects and maintains certain nonpublic personal information about its investors. This information includes the stockholder’s address, tax identification or Social Security number, share balances, and dividend elections.
The Company does not disclose any nonpublic personal information about the Company’s investors to third parties unless necessary to process a transaction, service an account, or as otherwise permitted by law.
To protect your personal information internally, the Company restricts access to nonpublic personal information about the Company’s stockholders to those employees who need to know that information to provide services to the Company’s investors. The Company also maintains certain other safeguards to protect your nonpublic personal information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All statements contained herein, other than historical facts, may constitute “forward-looking statements”. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under Part II, Item 1.A. of this report.
Overview
We invest in companies operating in the U.S. energy infrastructure sector, primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment. We believe companies in the energy infrastructure sector generally produce stable cash flows as a result of their fee-based revenues and have limited direct commodity price risk. Our goal is to provide our stockholders with a high level of total return, with an emphasis on dividends and dividend growth. We invest primarily in the equity securities of companies that we expect to pay us distributions on a current basis and provide us distribution growth.
On February 1, 2007, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“the 1940 Act”), and we are classified as a closed-end, non-diversified management investment company under the 1940 Act. As a BDC, we will be subject to numerous regulations and restrictions. Unlike most investment companies, we are, and intend to continue to be, taxed as a general business corporation under the Internal Revenue Code of 1986, as amended (“the Code”). The Company is externally managed by Tortoise Capital Advisors, L.L.C. (“the Adviser”), a registered investment advisor specializing in the energy infrastructure sector. Our Adviser’s aggregate managed capital is among the largest of investment advisors managing closed-end management investment companies focused on the energy infrastructure sector.
Portfolio and Investment Activity
We commenced business operations on December 8, 2005, completed a private placement of common shares and warrants on January 9, 2006 and completed a private placement of our Series A Redeemable Preferred Stock and warrants in December 2006. On February 7, 2007, we completed our initial public offering of 5,740,000 shares of common stock at $15.00 per share.
Our investments are expected to range between $5.0 million and $20.0 million per investment, although investment sizes may be smaller or larger than the targeted range. While we expect to invest primarily in equity investments, we may have some debt investments that are generally subordinate to other senior lenders. We generally expect our debt investments to have a term of five to ten years and to bear interest at either a fixed or floating rate.
We are not discussing a comparison of portfolio and investment activity or results of operations to the same quarter last year, as we did not have a full quarter of operations and only had short-term investments at February 28, 2006.

As of February 28, 2007, our investment portfolio (excluding short-term investments) totaled approximately $74.6 million, including equity investments in six portfolio companies representing approximately $70.0 million and a subordinated debt investment in one portfolio company representing approximately $4.6 million.
As of February 28, 2007, 100 percent of our portfolio was invested as follows:
Percentage
Midstream	50 percent
Upstream	5 percent
Downstream	5 percent
Cash	40 percent
Total	100 percent
We completed two new investments in December of this quarter. We invested $17.5 million as part of a $70 million private placement of equity in a private limited partnership, Millennium Midstream Partners, L.P. The partnership was formed to acquire the assets of Millennium Midstream Energy, LLC located in Houston, Texas. The company owns midstream assets located in Texas, Louisiana and the Gulf of Mexico. From our investment, we received 875,000 common units and 78 Incentive Distribution Rights.
We invested $17.5 million as part of a $90 million private placement in Quest Midstream Partners, LP. This newly formed private partnership bought the gathering assets of Quest Resources Inc., a publicly traded company specializing in the exploration, development, and production of natural gas in the Cherokee Basin.
In January 2007, Legacy Reserves, L.P. (“Legacy”) became our second portfolio company to go public. The offering by Legacy of 6,000,000 of its units at $19.00 grossed $114.0 million and Legacy shares are currently trading above $27.00. We invested $4.5 million in Legacy in March of 2006 at $17.00 per unit. Legacy trades on the NASDAQ under the ticker symbol "LGCY".
As of February 28, 2007, our Adviser’s investment committee has approved an additional $0.5 million equity investment and an additional $2.5 million debt investment in Mowood, LLC. These investments are subject to finalization of our due diligence and approval process, as well as negotiation of definitive agreements with each of Mowood’s prospective acquisitions and, as a result, may not result in completed investments.
Results of Operations
Set forth is an explanation of our results of operations for the period from December 1, 2006 through February 28, 2007.
Distributions Received from Investments: Distributions received from investments consisted of $0.6 million in gross distributions from investments, including $0.5 million that was characterized as of return of capital. In addition, we received $0.3 million in dividends from money market mutual funds and interest income from debt investments. The weighted average yield on our investment portfolio (excluding short-term investments) as of February 28, 2007 was 9.1 percent.
Operating Expenses: Recurring operating expenses were $0.8 million, which consisted of $0.4 million in management fees, $0.3 million in interest expenses on our line of credit and preferred dividends, and $0.1 million of other operating expenses. Total operating expenses were $2.1 million, which includes two items that will not be part of our recurring distributable cash flow: We accrued $.5 million for capital gain incentive fees that are not due until an investment is liquidated, and second, we incurred costs of $0.8 million for the redemption premium and issuance costs on our previously outstanding Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock issuance was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of the initial public offering.
Distributable Cash Flow: Distributable Cash Flow (“DCF”) was $0.02 million, comprised of $0.87 million received from investments less $0.85 million in expenses. Expenses include $0.2 million in preferred stock dividends and exclude the accrued capital gain incentive fee provision. On February 7, 2007, we paid a dividend to our shareholders of record as of January 31, 2007 of $.10 per Common Share. We anticipate that our next quarterly distribution will be paid on or about May 31, 2007.
Net Income/Loss: Our net loss for the period was $1.4 million, which included a deferred tax benefit of $0.3 million.
Net Unrealized Gain: During the period, we had net unrealized gains of $1.8 million after a deferred tax expense of $1.1 million.

Recent Developments
In March 2007, our Adviser’s investment committee approved a new $10 million investment in the upstream area of the energy infrastructure sector.
In March 2007, the issuer of a prospective $15.0 million investment in the downstream segment of the energy infrastructure sector informed us that they no longer intend to proceed with a transaction as outlined in a term sheet dated November 21, 2007.
Liquidity and Capital Resources
We raised approximately $46.3 million of gross proceeds ($42.5 million of net proceeds) in our private placement of 3,088,596 common shares and 772,124 warrants that was completed on January 9, 2006. On December 13, 2006, we entered into a $15.0 million secured revolving credit facility with U.S. Bank, N.A. On January 17, 2007, the credit facility was amended to permit us to borrow up to $20.0 million. Approximately $11.5 million of the proceeds of our initial public offering was used to repay the full amount then outstanding under the credit facility. We raised an additional $18.4 million of net proceeds for investment purposes in December 2006 when we sold 1,233,333 shares of Series A Redeemable Preferred Stock and warrants to purchase 185,006 of our common shares.
On February 7, 2007, we completed our initial public offering of 5,740,000 shares of common stock at $15.00 per share for gross proceeds of $86.1 million. After underwriting discount and offering expenses, we received net proceeds of $79.5 million.
On February 7, 2007, we redeemed all of the Series A Redeemable Preferred Stock at $15.00 per share plus a 2 percent premium, for a total redemption price of $18,870,000. After attributing $283,059 in value to the warrants, the redemption premium of $370,000 and $112,000 in issuance costs, the Company recognized a loss on redemption of the preferred shares of $765,059. In addition, dividends in the amount of $228,750 were paid to the preferred stockholders.
We expect to raise additional capital to support our future growth through equity offerings, issuances of senior securities or future borrowings to the extent permitted by the 1940 Act and our current credit facility. We generally may not issue additional common shares at a price below our net asset value (net of any sales load (underwriting discount)) without first obtaining approval of our stockholders and board of directors. Our stockholders granted us the authority to sell our common shares below net asset value, subject to certain conditions, through our 2008 annual meeting (expected to occur in April 2008). We are restricted in our ability to incur additional debt by the terms of our credit facility.
Contractual Obligations
We entered into a new investment advisory agreement with our Adviser as of January 1, 2007 pursuant to which we make payments consisting of: (i) a base management fee based on a percentage of the value of our Managed Assets, and (ii) an incentive fee, based on our net investment income and our net capital gains. Our Adviser waived the portion of the incentive fee based on net investment income until December 8, 2006. Our Adviser, and not us, pays the compensation and allocable routine overhead expenses of all investment professionals of its staff. Pursuant to the investment advisory agreement, we also pay our Adviser an amount equal to our allocable portion of overhead and certain other expenses incurred by our Adviser in performing its obligations under the investment advisory agreement. No payments are due with respect to the license granted to us under the investment advisory agreement.
The investment advisory agreement may be terminated: (i) by us without penalty upon not more than 60 days written notice to the Adviser, or (ii) by the Adviser without penalty upon not less than 60 days written notice to us.

Our Adviser entered into a sub-advisory agreement with Kenmont Investments Management, L.P. (“Kenmont”). Kenmont is an investment advisor with experience investing in privately-held and public companies in the U.S. energy and power sectors. Kenmont provides additional contacts and enhances the number and range of potential investment opportunities in which we have the opportunity to invest. Kenmont Special Opportunities Master Fund L.P. (an affiliate of Kenmont Investments Management, L.P.) purchased 666,666 of our common shares and 166,666 of our warrants in our private placement completed in January 2006 and purchased $8.05 million, or 536,666 shares, of our Series A Redeemable Preferred Stock and 80,500 of our warrants to purchase common shares in our private placement completed in December 2006. Kenmont Special Opportunities Master Fund L.P. subsequently transferred 161,500 of our common shares and 40,400 of our warrants to its affiliate, Man Mac Miesque 10B, Limited Ltd. Man Mac Miesque 10B, Limited Ltd. purchased 230,000 shares of our Series A Redeemable Preferred Stock and 34,500 of our warrants to purchase common shares in our private placement in December 2006. Pursuant to the sub-advisory agreement with Kenmont, Kenmont (i) assists in identifying potential investment opportunities, subject to the right of Kenmont to first show investment opportunities that it identifies to other funds or accounts for which Kenmont is the primary advisor, (ii) assists, as requested by our Adviser but subject to a limit of 20 hours per month, in the analysis of investment opportunities, and (iii) if requested by our Adviser, will assist in hiring an additional investment professional for the Adviser who will be located in Houston, Texas and for whom Kenmont will make office space available. Kenmont does not make any investment decisions on our behalf, but will recommend potential investments to, and assist in the investment analysis undertaken by, our Adviser. Our Adviser compensates Kenmont for the services it provides to us. Our Adviser indemnifies and holds us harmless from any obligation to pay or reimburse Kenmont for any fees or expenses incurred by Kenmont in providing such services to us. Kenmont will be indemnified by the Adviser for certain claims related to the services it provides and obligations assumed under the sub-advisory agreement. In addition to any termination rights we may have under the 1940 Act, the sub-advisory agreement between the Adviser and Kenmont may be terminated by our Adviser in limited circumstances.
We have also entered into an administration agreement with our Adviser pursuant to which our Adviser will act as our administrator and perform (or oversee or arrange for the performance of) the administrative services necessary for our operation, including, without limitation, providing us with equipment, clerical, bookkeeping and record-keeping services. For these services we pay our Adviser a fee equal to 0.07 percent of our aggregate average daily managed assets up to and including $150 million, 0.06 percent of our aggregate average daily managed assets on the next $100 million, 0.05 percent of our aggregate average daily managed assets on the next $250 million and 0.02 percent on the balance of our aggregate average daily managed assets. This administration agreement was unanimously approved by our board of directors, including our independent directors, on November 13, 2006.
Off-Balance Sheet Arrangements
Other than the investment advisory agreement and the administration agreement with our Adviser, we do not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Borrowings
On December 13, 2006, we entered into a $15.0 million secured revolving credit facility with U.S. Bank, N.A. On January 17, 2007, the credit facility was amended to permit us to borrow up to $20.0 million. Our obligation to repay U.S. Bank, N.A. for any amounts borrowed under the credit facility is secured by a lien on all of our assets. As required pursuant to the terms of the credit facility, we repaid all of our indebtedness upon completion of our initial public offering and as of February 28, 2007 there was no outstanding balance under the credit facility. For 120 days following our repayment, U.S. Bank, N.A. is not obligated to allow us to draw on the credit facility. The funds we borrow under the credit facility accrue interest at a rate equal to 1.75 percent plus the one month LIBOR quoted by U.S. Bank, N.A. from Telerate Page 3750, which interest rate was 7.08 percent as of January 17, 2007. The credit facility expires on December 12, 2007 and contains a covenant precluding us from incurring additional debt.

In the future, we may fund additional investments through borrowings from banks or other lenders, issuing debt securities, or by creating a wholly-owned subsidiary that issues debentures to the U.S. Small Business Administration (“the SBA”) through an SBA program if our license application is approved.
Critical Accounting Policies
The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. While our critical accounting policies are discussed below, Note 2 in the notes to our financial statements included in this report provides more detailed disclosure of all of our significant accounting policies.
Valuation of Portfolio Investments
We intend to invest primarily in illiquid securities that generally will be subject to restrictions on resale, will have no established trading market and will be valued at fair value on a quarterly basis. Fair value is intended to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced liquidation or sale. Because of the inherent uncertainty of valuation, the fair values of such investments, which will be determined in accordance with procedures approved by our board of directors, may differ materially from the values that would have been used had a ready market existed for the investments.
Interest and Fee Income Recognition
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest, we will accrue interest income during the life of the investment, even though we will not necessarily be receiving cash as the interest is accrued. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees for services rendered to portfolio companies generally are recognized as income when services are rendered.
Security Transactions and Investment Income Recognition
Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from our investments in limited partnerships generally are comprised of ordinary income, capital gains and return of capital from the limited partnerships. We record investment income and returns of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each limited partnership and/or other industry sources. These estimates may subsequently be revised based on information received from the limited partnerships after their tax reporting periods are concluded, as the actual character of these distributions are not known until after our fiscal year-end.
Federal and State Income Taxation
We, as a corporation, are obligated to pay federal and state income tax on our taxable income. Our tax expense or benefit will be included in the Statement of Operations based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Distributions Received from Investments
We generate revenues in the form of capital gains and distributions on distribution-paying equity securities, warrants, options, or other equity interests that we have acquired in our portfolio companies, and in the form of interest payable on the debt investments that we hold. We intend to acquire equity securities that pay cash distributions on a recurring basis. In some cases we may structure equity investments to provide that distributions are not payable in cash, or entirely in cash, but are instead payable in securities of the issuer. We intend to structure any debt investments to provide for quarterly interest payments. In addition to the cash yields received on any loans we make, in some instances such loans may also include any of the following: end of term payments, exit fees, balloon payment fees or prepayment fees, any of which may be required to be included in our taxable income prior to receipt. In some cases we may structure debt investments to provide that interest is not payable in cash, or not entirely in cash, but is instead payable in securities of the issuer or is added to the principal of the debt. The amortization of principal on our debt investments may be deferred until maturity. We also expect to generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees.
Determining Distributions to Stockholders
Our portfolio generates cash flow to us in the form of interest, distributions, gain, loss and return of capital. When our board of directors determines the amount of any distribution we expect to pay our stockholders, it will review our distributable cash flow ("DCF"). We intend, subject to adjustment in the discretion of our board of directors, to pay out substantially all of our DCF.
Distributable Cash Flow
DCF is the sum of cash distributions received from equity investments (including those deemed a return of capital), paid-in-kind distributions, and dividend and interest payments, less current or anticipated operating expenses, current income taxes and leverage costs. Expenses do not include deferred income taxes or accrued capital gains incentive fees. The accrued capital gain incentive fee is a provision resulting from unrealized appreciation on investments. See Note 4 to the financial statements for further disclosure.
Taxation of our Distributions
We have invested, and intend to invest, primarily in partnerships and limited liability companies treated as partnerships for tax purposes, which generally have larger distributions of cash than the taxable income which they generate. Accordingly, we anticipate that the distributions we receive typically will include a return of capital component for accounting and tax purposes. Distributions declared and paid by us in any year generally will differ from our taxable income for that year; as such distributions may include the distribution of current year taxable income and returns of capital.
Unlike most investment companies, we have not elected, and do not intend to elect, to be treated as a Regulated Investment Company (“RIC”) under the Internal Revenue Code of 1986, as amended (“the Code”). Therefore, we are, and intend to continue to be, obligated to pay federal and applicable state corporate income taxes on our taxable income. On the other hand, we are not subject to the Code’s diversification rules limiting the assets in which a RIC can invest. In addition, we are not subject to the Code’s restrictions on the types of income that a RIC can recognize without adversely affecting its election to be treated as a RIC, allowing us the ability to invest in operating entities treated as partnerships for tax purposes, which we believe provide attractive investment opportunities. Finally, unlike a RIC, we are not effectively required by the Code to distribute substantially all of our income and capital gains. Unless a stockholder elects otherwise, distributions will be reinvested in additional common shares of the Company through our dividend reinvestment plan.

We believe that reinvesting gains in our company will enable us to grow our distributions to our stockholders, which will offer them an opportunity for an attractive total return. We may, in the future, make actual distributions to our stockholders of some or all net long-term capital gains.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our business activities contain elements of market risk. We consider changes in interest rates and the effect such changes can have on the valuations of the distribution-paying equity securities and debt securities we hold and the cost of capital under our credit facility to be our principal market risk.
As of February 28, 2007, none of our debt security investments bore interest at variable rates and our credit facility had no outstanding principal balance.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 4. CONTROLS AND PROCEDURES.
Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended February 28, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS.
Risks Related to Our Operations
We are a new company with limited operating history.
We were incorporated in Maryland on September 8, 2005. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of an investment in our common shares could decline substantially.
Our Adviser will serve as investment advisor to other funds, which may create conflicts of interest not in the best interest of us or our stockholders.

Our Adviser serves as investment advisor to three other publicly traded closed-end management investment companies. We rely on some of the same personnel and will use the same investment committee as those entities. Our Adviser’s services under our investment advisory agreement are not exclusive, and it is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others. In addition, the publicly traded funds and private accounts managed by our Adviser may make investments similar to investments that we may pursue, although these entities generally target investments in publicly traded companies with market capitalizations in excess of $250 million, while we generally target investments in companies that are privately-held or have market capitalizations of less than $250 million, and that are earlier in their stage of development. This may change in the future, however. Accordingly, our Adviser and the members of its investment committee may have obligations to other investors, the fulfillment of which might not be in the best interests of us or our stockholders, and it is possible that our Adviser might allocate investment opportunities to other entities, and thus might divert attractive investment opportunities away from us. However, our Adviser intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies, and in accordance with written allocation policies and procedures of our Adviser, so that we will not be disadvantaged in relation to any other client.
In addition, three of the five members of our investment committee are affiliates of, but not employees of, our Adviser and have other significant responsibilities with Fountain Capital Management, L.L.C., which conducts businesses and activities of its own in which our Adviser has no economic interest. If these separate activities become significantly greater or have greater profit potential than our Adviser’s activities, there could be material competition for the efforts of these members of the investment committee.
We are dependent upon our Adviser’s key personnel for our future success.
We depend on the diligence, expertise and business relationships of the senior management of our Adviser. The Adviser’s senior investment professionals and senior management will evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of the senior management team of our Adviser. The departure of one or more senior investment professionals of our Adviser, and particularly Terry Matlack, Abel Mojica III, Ed Russell or David Schulte could have a material adverse effect on our ability to achieve our investment objective and on the value of our common shares. We will rely on certain employees of the Adviser, especially Messrs. Matlack and Schulte, who will be devoting significant amounts of their time to non-Company related activities of the Adviser. To the extent Messrs. Matlack or Schulte and other employees of the Adviser who are not committed exclusively to us are unable to, or do not, devote sufficient amounts of their time and energy to our affairs, our performance may suffer.
The incentive fee payable to our Adviser may create conflicting incentives.
The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such a compensation arrangement. Because a portion of the incentive fee payable to our Adviser is calculated as a percentage of the amount of our net investment income that exceeds a hurdle rate, our Adviser may imprudently use leverage to increase the return on our investments. Under some circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common shares. In addition, our Adviser will receive an incentive fee based, in part, upon net realized capital gains on our investments. Unlike the portion of the incentive fee based on net investment income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have an incentive to pursue investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative or long term securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns or longer return cycles.
We may be required to pay an incentive fee even in a fiscal quarter in which we have incurred a loss. For example, if we have pre-incentive fee net investment income above the hurdle rate and realized capital losses, we will be required to pay the investment income portion of the incentive fee.

The investment income portion of the incentive fee payable by us will be computed and paid on income that may include interest that has been accrued but not yet received in cash, and the collection of which is uncertain or deferred. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the investment income portion of the incentive fee will become uncollectible. Our Adviser will not be required to reimburse us for any such incentive fee payments.
Our Adviser has limited experience in managing a business development company and if our investments are deemed not to be qualifying assets, we could lose our status as a business development company or be precluded from investing according to our current business plan.
Our Adviser has limited experience in establishing, managing or serving as investment advisor to a BDC. As a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70 percent of our total assets are qualifying assets. If our investments are deemed not to be qualifying assets, our status as a BDC may be jeopardized or we may be precluded from investing in the manner intended, either of which would have a material adverse effect on our business, financial condition and results of operations. We also may be required to dispose of investments, which could have a material adverse effect on us and our stockholders, because even if we were successful in finding a buyer, we may have difficulty in finding a buyer to purchase such investments on favorable terms or in a sufficient time frame.
If we distribute substantially all of our income to our stockholders, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow and execute our business plan will be impaired.
Our business will require a substantial amount of capital if we distribute substantially all of our income to our stockholders and we are to grow. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Our credit facility contains a covenant precluding us from incurring additional debt. We may issue debt securities, other instruments of indebtedness or preferred stock, and we intend to borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200 percent after each issuance of senior securities. Our ability to pay distributions or issue additional senior securities is restricted if our asset coverage ratio is not at least 200 percent, or put another way, the value of our assets (less all liabilities and indebtedness not represented by senior securities) must be at least twice that of any outstanding senior securities (plus the aggregate involuntary liquidation preference of any preferred stock). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.
To the extent our ability to issue debt or other senior securities is constrained, we will depend on issuances of additional common shares to finance our operations. As a BDC, we generally will not be able to issue additional common shares at a price below net asset value (net of any sales load (underwriting discount)) without first obtaining required approvals of our stockholders and our independent directors which could constrain our ability to issue additional equity. Our stockholders granted us the authority to sell our common shares below net asset value, subject to certain conditions. This authority extends through our 2008 annual meeting, currently expected to occur in April 2008. If we raise additional funds by issuing more of our common shares or senior securities convertible into, or exchangeable for, our common shares, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

As a BDC, we are subject to limitations on our ability to engage in certain transactions with affiliates.
As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors or the SEC. Any person that owns, directly or indirectly, 5 percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25 percent of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. Our Adviser has previously applied to the SEC for exemptive relief to permit other clients of our Adviser, including us, to co-invest in negotiated private placements of securities. Unless and until such an exemptive order is obtained, we will not co-invest with affiliates in negotiated private placement transactions.
We may choose to invest a portion of our portfolio in investments that may be considered highly speculative and that could negatively impact our ability to pay distributions and cause you to lose part of your investment.
The 1940 Act permits a BDC to invest up to 30 percent of its assets in investments that do not meet the test for “qualifying assets.” Such investments may be made by us with the expectation of achieving a higher rate of return or increased cash flow with a portion of our portfolio and may fall outside of our targeted investment criteria. These investments may be made even though they may expose us to greater risks than our other investments and may consequently expose our portfolio to more significant losses than may arise from our other investments. We may invest up to 30 percent of our total assets in assets that are non qualifying assets in among other things, high yield bonds, bridge loans, distressed debt, commercial loans, private equity, and securities of public companies or secondary market purchases of securities of target portfolio companies. Such investments could impact negatively our ability to pay you distributions and cause you to lose part of your investment.
Our debt increases the risk of investing in us.
On December 13, 2006, we entered into a $15.0 million secured revolving credit facility with U.S. Bank, N.A. On January 17, 2007, the credit facility was amended to permit us to borrow up to $20.0 million. As of February 28, 2007 we had no outstanding borrowing under the credit facility. Our credit facility currently precludes us from incurring additional debt and we may face liquidity constraints as a result. We may in the future incur incremental debt to increase our ability to make investments. Lenders from whom we may borrow money or holders of our debt securities will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have and may grant a security interest in our assets in connection with our debt. In the case of a liquidation event, those lenders or note holders would receive proceeds before our stockholders. In addition, debt, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique and the costs of any leverage transactions will be borne by our stockholders. In addition, because the base management fees we pay to our Adviser is based on managed assets (which include any assets purchased with borrowed funds); our Adviser may imprudently borrow funds in an attempt to increase our managed assets in conflict with our or our stockholders’ best interests. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common shares to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common shares to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common shares. Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions and competitive pressures.

We operate in a highly competitive market for investment opportunities.
We compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that we plan to make in the U.S. energy infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act would impose on us as a result of our election to be regulated as a BDC.
Our quarterly results may fluctuate.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the return on our equity investments, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Our portfolio may be concentrated in a limited number of portfolio companies.
We currently have investments in a limited number of portfolio companies. One or two of our portfolio companies may constitute a significant percentage of our total portfolio. An inherent risk associated with this investment concentration is that we may be adversely affected if one or two of our investments perform poorly or if we need to write down the value of any one investment. Financial difficulty on the part of any single portfolio company will expose us to a greater risk of loss than would be the case if we were a “diversified” company holding numerous investments.
Our anticipated investments in privately-held companies present certain challenges, including the lack of available information about these companies and a greater inability to liquidate our investments in an advantageous manner.
We primarily make investments in privately-held companies. Generally, little public information will exist about these companies, and we will be required to rely on the ability of our Adviser to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If our Adviser is unable to obtain all material information about these companies, including with respect to operational, regulatory, environmental, litigation and managerial risks, our Adviser may not make a fully-informed investment decision, and we may lose some or all of the money invested in these companies. In addition, our Adviser may inappropriately value the prospects of an investment, causing us to overpay for such investment and fail to receive an expected or projected return on its investment. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments at advantageous times and prices or in a timely manner. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously have recorded our investments. We also may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or one of our affiliates have material non-public information regarding such portfolio company.
Most of our portfolio investments are and will continue to be recorded at fair value as determined in good faith by our board of directors. As a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Most of our investments are and will be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. We will value these investments quarterly at fair value as determined in good faith by our board of directors. Our board of directors has retained Duff & Phelps, LLC, an independent valuation firm, to provide valuation assistance to the board of directors, if they so request, in connection with assessing whether the fair value determinations made by the investment committee of our Adviser are unreasonable. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact our net asset value.

Our equity investments may decline in value.
The equity securities in which we invest may not appreciate or may decline in value. We may thus not be able to realize gains from our equity securities, and any gains that we do realize on the disposition of any equity securities may not be sufficient to offset any other losses we experience. As a result, the equity securities in which we invest may decline in value, which may negatively impact our ability to pay distributions and cause you to lose all or part of your investment.
Unrealized decreases in the value of debt investments in our portfolio may impact the value of our common shares and may reduce our income for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our debt investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company’s inability to meet its obligations to us with respect to the loans whose market values or fair values decreased. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.
When we are a minority equity or a debt investor in a portfolio company, we may not be in a position to control that portfolio company.
When we make minority equity investments or invest in debt, we will be subject to the risk that a portfolio company may make business decisions with which we may disagree, and that the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investments.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
Portfolio companies in which we intend to invest usually will have, or may be permitted to incur, debt that ranks senior to, or equally with, our investments, including debt investments. As a result, payments on such securities may have to be made before we receive any payments on our investments. For example, these debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to our investments. These debt instruments will usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying its senior creditors, a portfolio company may not have any remaining assets to use to repay its obligation to us or provide a full or even partial return of capital on an equity investment made by us. In the case of debt ranking equally with our investments, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
If our investments do not meet our performance expectations, you may not receive distributions.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in any future credit facilities and debt securities may limit our ability to make distributions. We cannot assure you that you will receive distributions at a particular level or at all.

The lack of liquidity in our investments may adversely affect our business, and if we need to sell any of our investments, we may not be able to do so at a favorable price. As a result, we may suffer losses.
We generally expect to invest in the equity of companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. We also expect to invest in debt securities with terms of five to ten years and hold such investments until maturity. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our status as a BDC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the regulatory framework. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We will be exposed to risks associated with changes in interest rates.
Equity securities may be particularly sensitive to rising interest rates, which generally increase borrowing costs and the cost of capital and may reduce the ability of portfolio companies in which we own equity securities to both execute acquisitions or expansion projects in a cost-effective manner or provide us liquidity by completing an initial public offering or completing a sale. Fluctuations in interest rates will also impact any debt investments we make. Changes in interest rates may also negatively impact the costs of our outstanding borrowings, if any.
We may not have the funds to make additional investments in our portfolio companies.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment.
If a wholly-owned subsidiary of ours becomes licensed by the U.S. Small Business Administration, we, and that subsidiary, will be subject to SBA regulations.
We are currently seeking qualification as a small business investment company (“SBIC”) for a to-be-formed wholly-owned subsidiary which will be regulated by the SBA. To the extent we or one of our subsidiaries receives such qualification, we will become subject to SBA regulations that may constrain our activities or the activities of one of our subsidiaries. We may need to make allowances in our investment activity or the investment activity of our subsidiaries to comply with SBA regulations. Failure to comply with the SBA regulations could result in the loss of the SBIC license and the resulting inability to participate in the SBA-sponsored debenture program. The SBA also imposes a limit on the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of a SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10 percent or more of a class of capital stock of a licensed SBIC.
Changes in laws or regulations or in the interpretations of laws or regulations could significantly affect our operations and cost of doing business.
We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, we may have to incur significant expenses in order to comply, or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, or fail to obtain licenses that may become necessary for the conduct of our business; we may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

Our internal controls over financial reporting may not be adequate, and our independent registered public accounting firm may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.
We will be required to review on an annual basis our internal controls over financial reporting, and to disclose on a quarterly basis changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. There can be no assurance that we will successfully identify and resolve all issues required to be disclosed or that our quarterly reviews will not identify additional material weaknesses.
Risks Related to an Investment in the U.S. Energy Infrastructure Sector
Our portfolio is and will continue to be concentrated in the energy infrastructure sector, which will subject us to more risks than if we were broadly diversified.
We invest primarily in privately-held and micro-cap public energy companies. Because we are specifically focused on the energy infrastructure sector, investments in our common shares may present more risks than if we were broadly diversified over numerous sectors of the economy. Therefore, a downturn in the U.S. energy infrastructure sector would have a larger impact on us than on an investment company that does not concentrate in one sector of the economy. The energy infrastructure sector can be significantly affected by the supply of and demand for specific products and services; the supply and demand for crude oil, natural gas, and other energy commodities; the price of crude oil, natural gas, and other energy commodities; exploration, production and other capital expenditures; government regulation; world and regional events and economic conditions. At times, the performance of securities of companies in the energy infrastructure sector may lag the performance of securities of companies in other sectors or the broader market as a whole.
The portfolio companies in which we invest are subject to variations in the supply and demand of various energy commodities.
A decrease in the production of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other energy commodities, or a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, may adversely impact the financial performance of companies in the energy infrastructure sector. Production declines and volume decreases could be caused by various factors, including catastrophic events affecting production, depletion of resources, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import supply disruption, increased competition from alternative energy sources or related commodity prices. Alternatively, a sustained decline in demand for such commodities could also adversely affect the financial performance of companies in the energy infrastructure sector. Factors that could lead to a decline in demand include economic recession or other adverse economic conditions, higher fuel taxes or governmental regulations, increases in fuel economy, consumer shifts to the use of alternative fuel sources, changes in commodity prices or weather.
Many companies in the energy infrastructure sector are subject to the risk that they, or their customers, will be unable to replace depleted reserves of energy commodities.
Many companies in the energy infrastructure sector are either engaged in the production of natural gas, natural gas liquids, crude oil, refined petroleum products or coal, or are engaged in transporting, storing, distributing and processing these items on behalf of producers. To maintain or grow their revenues, many customers of these companies need to maintain or expand their reserves through exploration of new sources of supply, through the development of existing sources, through acquisitions, or through long-term contracts to acquire reserves. The financial performance of companies in the energy infrastructure sector may be adversely affected if the companies to which they provide service are unable to cost-effectively acquire additional reserves sufficient to replace the natural decline.

Our portfolio companies are and will be subject to extensive regulation because of their participation in the energy infrastructure sector.
Companies in the energy infrastructure sector are subject to significant federal, state and local government regulation in virtually every aspect of their operations, including how facilities are constructed, maintained and operated, environmental and safety controls, and the prices they may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Stricter laws, regulations or enforcement policies could be enacted in the future that likely would increase compliance costs and may adversely affect the financial performance of companies in the energy infrastructure sector and the value of our investments in those companies.
Our portfolio companies are and will be subject to the risk of fluctuations in commodity prices.
The operations and financial performance of companies in the energy infrastructure sector may be directly affected by energy commodity prices, especially those companies in the energy infrastructure sector owning the underlying energy commodity. Commodity prices fluctuate for several reasons, including changes in market and economic conditions, the impact of weather on demand or supply, levels of domestic production and imported commodities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices, which may lead to a reduction in production or supply, may also negatively impact the performance of companies in the energy infrastructure sector that are solely involved in the transportation, processing, storing, distribution or marketing of commodities. Volatility of commodity prices may also make it more difficult for companies in the energy infrastructure sector to raise capital to the extent the market perceives that their performance may be tied directly or indirectly to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility.
Our portfolio companies are and will be subject to the risk of extreme weather patterns.
Extreme weather patterns, such as hurricane Ivan in 2004 and hurricanes Katrina and Rita in 2005 could result in significant volatility in the supply of energy and power. This volatility may create fluctuations in commodity prices and earnings of companies in the energy infrastructure sector. Moreover, any extreme weather patterns, such as hurricanes Katrina and Rita, could adversely impact the assets and valuation of our portfolio companies.
Acts of terrorism may adversely affect us.
The value of our common shares and our investments could be significantly and negatively impacted as a result of terrorist activities, such as the terrorist attacks on the World Trade Center on September 11, 2001; war, such as the war in Iraq and its aftermath; and other geopolitical events, including upheaval in the Middle East or other energy producing regions. The U.S. government has issued warnings that energy assets, specifically those related to pipeline infrastructure, production facilities and transmission and distribution facilities, might be specific targets of terrorist activity. Such events have led, and in the future may lead, to short-term market volatility and may have long-term effects on the U.S. economy and markets. Such events may also adversely affect our business and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 21, 2006, the Company issued directly to seed round subscribers 21,929 shares of unregistered common stock at a purchase price of $13.95 per share and 5,481 warrants to purchase common shares.
On December 8, 2005, the Company issued in a private placement 2,912,852 shares of unregistered common stock and 728,194 warrants to purchase common shares. Additionally, on January 4, 2006, the Company issued in a private placement 153,815 shares of unregistered common stock and 38,449 warrants to purchase common shares. In both transactions, the shares were offered through Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated, acting as representatives of several Placement Agents, and were sold to certain accredited investors who were also qualified purchasers. The shares were sold at an offering price of $15.00 per share with purchasers’ discounts and placement fees of $1.05 per share, for net proceeds to the Company of $13.95 per share. The proceeds from both private placement transactions were used to execute the Company’s investment objective and fund investments prior to its initial public offering.

On December 22, 2006, we issued 466,666.66 unregistered shares of Series A Redeemable Preferred Stock and 70,006 unregistered warrants to purchase common shares to accredited investors pursuant to the exemption from registration provided by Regulation D under the Securities Act of 1933, as amended (the “1933 Act”). On December 26, 2006, we issued an additional 766,666.66 unregistered shares of Series A Redeemable Preferred Stock and 115,000 unregistered warrants to purchase common shares to accredited investors pursuant to the exemption from registration provided by Regulation D under the 1933 Act. In each case, the Series A Redeemable Preferred Stock was issued at a price of $15.00 per share and investors received 1.5 warrants to purchase common shares for every 10 shares of preferred stock purchased. The warrants are exercisable beginning on April 2, 2007 at the exercise price of $15.00 per share. The proceeds from these two offerings were used to fund investments in two portfolio companies prior to our initial public offering. On February 7, 2007, we redeemed all of the preferred stock at the original issue price plus a 2 percent premium, for a total redemption price of $18,870,000. In addition, accrued dividends in the aggregate amount of $228,750 were paid to the preferred stockholders.
On February 1, 2007, the Securities and Exchange Commission declared effective our Registration Statement on Form N-2 (File No. 333-136923) for the initial public offering of 5,740,000 of our common shares at a price of $15.00 per share. We commenced our offering immediately thereafter. On February 7, 2007, we completed the sale of 5,740,000 shares of common stock at a price of $15.00 per share. Merrill Lynch & Co. acted as the book running manager. Stifel Nicolaus, Wachovia Securities, Oppenheimer & Co. and Ferris, Baker Watts Incorporated acted as co-managers.
The gross proceeds of the offering were $86,100,000 and we received net proceeds from the offering (after deducting both total estimated expenses of $600,000 and the sales load of $6,027,000) of $79,473,000. Our total estimated expenses consisted of legal, accounting and printing fees in the amount of $449,250 and miscellaneous fees in the amount of $150,750. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person owning 10 percent or more of any class of our equity securities, or (iii) any of our affiliates.
We used $19,098,750 of the net proceeds of the offering to pay dividends on, and redeem all of our outstanding Series A Redeemable Preferred Stock and $11,600,000 of the net proceeds of the offering to repay the outstanding balance of our credit facility. We have not yet allocated any portion of the net proceeds of the offering to any particular investment.
We did not repurchase any of our common shares during the period from our initial public offering through February 28, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Stockholder Proxy Voting Results
A special meeting of stockholders was held on December 21, 2006. The matters considered at the meeting, together with the actual vote tabulations relating to such matters are as follows:

1.	To approve a new Investment Advisory Agreement between the Company and Tortoise Capital Advisors, L.L.C.
No. of Shares
Affirmative	2,214,649
Against	0
Abstain	873,947

TOTAL	3,088,596
2.	To approve a new Sub-Advisory Agreement between Tortoise Capital Advisors, L.L.C. and Kenmont Investments Management, L.P.
No. of Shares
Affirmative	2,214,649
Against	0
Abstain	873,947

TOTAL	3,088,596
3.	To grant the Company authority to sell its common shares for less than net asset value, subject to certain conditions.
No. of Shares
Affirmative	2,179,649
Against	0
Abstain	908,947

TOTAL	3,088,596
Based upon votes required for approval, each of these matters passed.
A special meeting of stockholders was held on January 4, 2007. The matters considered at the meeting, together with the actual vote tabulations relating to such matters are as follows:
1.	To grant the Company authority to issue warrants to purchase its common shares, subject to certain conditions.
No. of Shares
Affirmative	2,109,076
Against	0
Abstain	979,520

TOTAL	3,088,596
Based upon votes required for approval, this matter passed.
ITEM 5. OTHER INFORMATION.
Not applicable
ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TORTOISE CAPITAL RESOURCES CORPORATION
By:	/s/ TERRY MATLACK
Terry Matlack Chief Financial Officer (Principal Financial Officer)
Date: ____________________
EXHIBIT INDEX
Exhibit	Description
4.1	Registration Rights Agreements, dated as of January 9, 2006 and December 8, 2005, among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Stifel, Nicolaus & Company, Incorporation, which are attached as Exhibit 99.K.4. to the Company’s Registration Statement on Form N-2 (the “Registration Statement”) filed on August 28, 2006, are hereby incorporated by reference as Exhibit 4.1.
4.2	Form of Warrant, which is attached as Exhibit 99.K.8 to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement filed on January 9, 2007, is hereby incorporated by reference as Exhibit 4.2.
4.3	Dividend Reinvestment Plan of the Company, which is attached as Exhibit 99.E to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement filed on January 9, 2007, is hereby incorporated by reference as Exhibit 4.3.
10.1	Investment Advisory Agreement, dated as of January 1, 2007, between the Company and Tortoise Capital Advisors, L.L.C., which is attached as Exhibit 99.G.1. to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement filed on January 9, 2007, is hereby incorporated by reference as Exhibit 10.1.

10.2	Sub-Advisory Agreement, dated as of January 1, 2007, between Tortoise Capital Advisors, L.L.C. and Kenmont Investments Management, L.P., which is attached as Exhibit 99.G.2. to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement filed on January 9, 2007, is hereby incorporated by reference as Exhibit 10.2.
10.3	Credit Agreement, dated as of December 13, 2006, between the Company and U.S. Bank, N.A., which is attached as Exhibit 99.K.5. to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement filed on January 9, 2007, is hereby incorporated by reference as Exhibit 10.3.
10.4	First Amendment to Credit Agreement, dated as of January 17, 2007, between the Company and U.S. Bank, N.A., which is attached as Exhibit 99.K.5.1 to the Company’s Pre-Effective Amendment No. 3 to its Registration Statement on Form N-2 filed on January 18, 2007, is hereby incorporated by reference as Exhibit 10.4.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.