Form 10-Q
period 2007-05-31
TORTOISE CAPITAL RESOURCES CORP
filed 2007-07-13
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒ .

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of June 30, 2007 was 8,840,105.

TORTOISE CAPITAL RESOURCES CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Statements of Assets and Liabilities as of May 31, 2007 (unaudited) and November 30, 2006
Schedules of Investments as of May 31, 2007 (unaudited) and November 30, 2006

Statements of Operations for the three and six months ended May 31, 2007 (unaudited), the three months ended May 31, 2006 (unaudited) and the period from
December 8, 2005 (Commencement of Operations) through May 31, 2006 (unaudited)

Statements of Changes in Net Assets for the six months ended May 31, 2007 (unaudited), the period from December 8, 2005 (Commencement of Operations) through
May 31, 2006 (unaudited) and the period from December 8, 2005 (Commencement of Operations) through November 30, 2006

Statements of Cash Flows for the six months ended May 31, 2007 (unaudited) and the period from December 8, 2005 (Commencement of Operations) through May 31, 2006 (unaudited)

Financial Highlights for the six months ended May 31, 2007 (unaudited), the period from December 8, 2005 (Commencement of Operations) through
May 31, 2006 (unaudited) and the period from December 8, 2005 (Commencement of Operations) through November 30, 2006

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS& LIABILITIES

	May 31, 2007	November 30, 2006
	(Unaudited)
Assets
Investments at value, non-affiliated (cost $53,074,126 and $21,867,831, respectively)	$60,929,415	$22,196,689
Investments at value, affiliated (cost $48,753,776 and $14,828,825, respectively)	50,701,156	14,828,825
Investments at value, control (cost $18,800,000 and $5,550,000, respectively)	18,973,954	5,550,000
Total investments (cost $120,627,902 and $42,246,656, respectively)	130,604,525	42,575,514
Dividends receivable	124,586	24,262
Interest receivable from control investments	61,859	43,983
Other receivable from affiliate	-	44,487
Prepaid expenses and other assets	109,863	244,766
Total assets	130,900,833	42,933,012

Liabilities
Management fees payable to Adviser	468,000	112,765
Accrued capital gain incentive fees payable to Adviser (Note 4)	1,496,494	-
Dividend payable on common shares	1,414,035	-
Accrued expenses and other liabilities	143,289	155,303
Current tax liability	67,786	86,386
Deferred tax liability	3,174,261	250,156
Total liabilities	6,763,865	604,610
Net assets applicable to common stockholders	$124,136,968	$42,328,402

Net Assets Applicable to Common Stockholders Consist of
Warrants, no par value; 948,005 issued and outstanding
at May 31, 2007 and 772,124 issued and outstanding at
November 30, 2006 (5,000,000 authorized)	$1,374,147	$1,104,137
Capital stock, $0.001 par value; 8,837,721 shares issued and outstanding at May 31, 2007 and 3,088,596 issued and outstanding
at November 30, 2006 (100,000,000 shares authorized)	8,838	3,089
Additional paid-in capital	118,662,119	41,018,413
Accumulated net investment loss, net of deferred tax benefit	(2,101,017)	-
Accumulated realized gain (loss), net of deferred tax expense	7,595	(906)
Net unrealized appreciation of investments, net of deferred tax expense	6,185,286	203,669
Net assets applicable to common stockholders	$124,136,968	$42,328,402

Net Asset Value per common share outstanding (net assets applicable
to common shares, divided by common shares outstanding)	$14.05	$13.70

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
SCHEDULES OF INVESTMENTS
May 31, 2007
(Unaudited)

Company	Industry	Type of Investment	Cost	Value
Control Investments (1)
Mowood, L.L.C.	Natural Gas Distribution	Equity Interest (100%) (2)	$1,500,000	$1,673,954
		Subordinated Debt (12% Due 7/01/2016) (2)	5,050,000	5,050,000
VantaCore Partners, L.P.	Aggregate	Common Units (425,000) (2)	8,500,000	8,500,000
		Subordinated Debt (10.86% Due 5/21/2014) (2) (3)	3,750,000	3,750,000
		Incentive Distribution Rights (789 units) (2) (6)	-	-
Total Control Investments - 15.3% (4)			18,800,000	18,973,954

Affiliated Investments (5)
High Sierra Energy, L.P.	Diversified Energy Infrastructure	Common Units (633,179) (2)	14,373,762	17,279,455
Quest Midstream Partners, L.P.	Natural Gas/Gathering Processing	Common Units (945,946) (2)	17,228,876	15,836,890
Millennium Midstream Partners, L.P.	Natural Gas/Gathering Processing	Class A Common Units (875,000) (2)	17,132,568	17,584,811
		Incentive Distribution Rights (78 units) (2) (6)	18,570	-
Total Affiliated Investments - 40.8% (4)			48,753,776	50,701,156

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Natural Gas Gathering/Processing	Common Units (450,181) (2)	7,500,015	7,500,015
Eagle Rock Energy Partners, L.P.	Natural Gas Gathering/Processing	Common Units (659,071)	11,316,198	15,830,885
Legacy Reserves, L.P.	Natural Gas and Oil Exploitation	Limited Partner Units (264,705) (2)	4,073,598	7,585,386
High Sierra Energy GP, L.L.C.	Diversified Energy Infrastructure	Equity Interest (3%) (2) (6)	2,421,186	2,250,000
Alpine Municipal Money Market Fund	Short-term investment	Class I	18,459,523	18,459,523
Fidelity Institutional Tax-Exempt Portfolio Fund	Short-term investment	Class I	8,803,606	8,803,606
AIM Short-term Investments Prime Portfolio Money Market Fund	Short-term investment	Institutional Class	500,000	500,000
Total Non-affiliated Investments - 49.1% (4)			53,074,126	60,929,415

Total Investments - 105.2%(4)			$120,627,902	$130,604,525

(1) Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 7 to the financial statements for further disclosure.
(2) Fair valued securities have a total value of $87,010,511, which represents 70.1% of net assets applicable to common stockholders. These securities are deemed to be restricted; see Note 6 to the financial statements for further disclosure.
(3) Security is a variable rate instrument. Interest rate is as of May 31, 2007.
(4) Calculated as a percentage of net assets applicable to common stockholders.
(5) Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 7 to the financial statements for further disclosure.
(6) Currently non-income producing.

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
SCHEDULES OF INVESTMENTS
November 30, 2006

Company	Industry	Type of Investment	Cost	Value
Control Investments (1)
Mowood, L.L.C.	Natural Gas Distribution	Equity Interest (100%) (2)	$1,000,000	$1,000,000
		Subordinated Debt (12% Due 7/01/2016) (2)	4,550,000	4,550,000
Total Control Investments - 13.2% (3)			5,550,000	5,550,000

Affiliated Investments (4)
High Sierra Energy, L.P.	Diversified Energy Infrastructure	Common Units (633,179) (2)	14,828,825	14,828,825
Total Affiliated Investments - 35.0% (3)			14,828,825	14,828,825

Non-affiliated Investments
Eagle Rock Energy Partners, L.P.	Natural Gas Gathering/Processing	Common Units (474,071) (2)	8,449,785	8,533,278
Eagle Rock Energy Partners, L.P.	Natural Gas Gathering/Processing	Common Units (185,000)	3,515,000	3,494,650
Legacy Reserves, L.P.	Natural Gas and Oil Exploitation	Limited Partner Units (264,705) (2)	4,300,446	4,566,161
High Sierra Energy GP, L.L.C.	Diversified Energy Infrastructure	Options (3%) (2) (5)	171,186	171,186
First American Prime Obligations Money Market Fund	Short-term investment	Class Y	5,431,414	5,431,414
Total Non-affiliated Investments - 52.4% (3)			21,867,831	22,196,689

Total Investments - 100.6% (3)			$42,246,656	$42,575,514

(1) Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 7 to the financial statements for further disclosure.
(2) Fair valued securities have a total value of $33,649,450, which represents 79.5% of net assets applicable to common stockholders. These securities are deemed to be restricted; see Note 6 to the financial statements for further disclosure.
(3) Calculated as a percentage of net assets applicable to common stockholders.
(4) Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 7 to the financial statements for further disclosure.
(5) The Company has an option to purchase a 3% Membership Interest (fully diluted) in High Sierra Energy GP, LLC at an exercise price of $2,250,000. The option may be exercised any time prior to May 2, 2007.

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended	For the three months ended	For the six months ended	Period from December 8, 2005 (1) through
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Investment Income
Distributions received from investments
Non-affiliated investments	$347,442	$-	$695,872	$-
Affiliated investments	1,078,025	-	1,333,282	-
Total distributions received from investments	1,425,467		2,029,154
Less return of capital on distributions
Non-affiliated investments	(602,896)	-	(889,148)	-
Affiliated investments	(881,245)	-	(1,075,050)	-
Net distributions from investments	(58,674)	-	64,956	-
Dividends from money market mutual funds	442,126	347,496	581,659	751,001
Interest income from control investments	162,404	-	290,876	-
Total Investment Income	545,856	347,496	937,491	751,001

Expenses
Base management fees	468,012	169,367	848,079	306,163
Capital gain incentive fees (Note 4)	1,008,867	-	1,496,494	-
Professional fees	157,467	44,201	214,848	83,597
Directors' fees	25,205	23,129	48,373	43,743
Administrator fees	20,063	(6,844)	30,736	-
Reports to stockholders	11,847	2,067	16,305	15,810
Fund accounting fees	8,428	6,599	14,277	12,409
Stock transfer agent fees	3,680	7,260	7,280	10,009
Custodian fees and expenses	2,545	1,610	5,145	3,438
Registration fees	6,395	-	8,063	-
Other expenses	11,454	3,908	17,992	10,849
Total Expenses before Interest Expense,
Preferred Stock Dividends and Loss on Redemption of Preferred Stock	1,723,963	251,297	2,707,592	486,018
Interest expense	(5,771)	-	117,710	-
Preferred stock dividends	-	-	228,750	-
Loss on redemption of preferred stock	(33,346)	-	731,713	-
Total Interest Expense, Preferred Stock Dividends
and Loss on Redemption of Preferred Stock	(39,117)	-	1,078,173	-
Total Expenses	1,684,846	251,297	3,785,765	486,018
Net Investment Income (Loss), before Income Taxes	(1,138,990)	96,199	(2,848,274)	264,983
Current tax expense	-	(34,855)	-	(95,955)
Deferred tax benefit	432,817	-	747,257	-
Total tax benefit (expense)	432,817	(34,855)	747,257	(95,955)
Net Investment Income (Loss)	(706,173)	61,344	(2,101,017)	169,028

Realized and Unrealized Gain on Investments
Net realized gain on investments, before deferred tax expense	13,712	-	13,712	-
Deferred tax expense	(5,211)	-	(5,211)	-
Net Realized Gain on Investments	8,501	-	8,501	-
Net unrealized appreciation of non-affiliated investments	5,179,360	-	7,507,863	-
Net unrealized appreciation of affiliated investments	1,505,983	-	1,965,951	-
Net unrealized appreciation of control investments	40,435	-	173,954	-
Net unrealized appreciation, before deferred tax expense	6,725,778	-	9,647,768	-
Deferred tax expense	(2,555,796)	-	(3,666,151)	-
Net Unrealized Appreciation of Investments	4,169,982	-	5,981,617	-
Net Realized and Unrealized Gain on Investments	4,178,483	-	5,990,118	-

Net Increase in Net Assets Applicable to Common Stockholders
Resulting from Operations	$3,472,310	$61,344	$3,889,101	$169,028

Net Increase in Net Assets Applicable to Common Stockholders:
Resulting from Operations Per Common Share
Basic	$0.39	$0.02	$0.58	$0.05
Diluted	$0.35	$0.02	$0.51	$0.05

Weighted Average Shares of Common Stock Outstanding:
Basic	8,830,580	3,088,596	6,653,445	3,088,596
Diluted	9,785,726	3,088,596	7,587,209	3,088,596

(1) Commencement of Operations.

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the six months ended	Period from December 8, 2005 (1) through	Period from December 8, 2005 (1) through
	May 31, 2007	May 31, 2006	November 30, 2006
	(Unaudited)	(Unaudited)

Operations
Net investment income (loss)	$(2,101,017)	$169,028	$733,276
Net realized gain (loss) on investments	8,501		(906)
Net unrealized appreciation of investments	5,981,617	$-	203,669
Net increase in net assets applicable to common stockholders resulting from operations	3,889,101	169,028	936,039

Dividends and Distributions to Common Stockholders
Net investment income	-	-	(639,220)
Return of capital	(1,722,895)	-	(410,903)
Total dividends and distributions to common stockholders	(1,722,895)	-	(1,050,123)

Capital Share Transactions
Proceeds from private offerings of 3,066,667 common shares	-	44,895,868	44,895,868
Proceeds from issuances of 772,124 warrants	-	1,104,137	1,104,137
Proceeds from initial public offering of 5,740,000 common shares	86,100,000	-	-
Proceeds from issuance of 185,006 warrants	283,059	-	-
Proceeds from exercise of 9,125 warrants	136,875	-	-
Underwriting discounts and offering expenses associated with the issuance of
common shares	(6,877,574)	(3,769,372)	(3,769,373)
Net increase in net assets, applicable to common stockholders, from capital share transactions	79,642,360	42,230,633	42,230,632
Total increase in net assets applicable to common stockholders	81,808,566	42,399,661	42,116,548

Net Assets
Beginning of period	42,328,402	211,854	211,854
End of period	$124,136,968	$42,611,515	$42,328,402
Accumulated net investment income (loss) net of deferred tax expense (benefit), at end of period	$(2,101,017)	$74,973	$-

(1) Commencement of Operations.

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)
	For the six months ended May 31, 2007	Period from December 8, 2005 (1) through May 31, 2006
Cash Flows From Operating Activities
Distributions received from investments	$2,029,104	$-
Interest and dividend income received	754,385	646,060
Purchases of long-term investments	(58,000,016)	(16,999,991)
Purchases of short-term investments, net	(22,331,715)	(25,758,402)
Interest expense paid	(122,231)	-
Preferred stock dividends	(228,750)	-
Current tax expense paid	(18,600)
Operating expenses paid	(877,205)	(424,210)
Net cash used in operating activities	(78,795,028)	(42,536,543)
Cash Flows from Financing Activities
Issuance of common stock	86,236,875	46,000,005
Common stock issuance costs	(6,684,333)	(3,769,372)
Issuance of preferred stock	18,216,941	-
Redemption of preferred stock	(18,870,000)	-
Preferred stock issuance costs	(78,654)	-
Issuance of warrants	283,059	-
Advances from revolving line of credit	12,600,000	-
Repayments on revolving line of credit	(12,600,000)	-
Dividends paid to common stockholders	(308,860)	-
Net cash provided by financing activities	78,795,028	42,230,633
Net decrease in cash	-	(305,910)
Cash--beginning of period	-	305,910
Cash--end of period	$-	$-

Reconciliation of net increase in net assets applicable to common stockholders resulting from operations to net cash used in operating activities
Net increase in net assets applicable to common stockholders resulting from operations	$3,889,101	$169,028
Adjustments to reconcile net increase in net assets applicable to common stockholders resulting from operations to net cash used in operating activities
Purchases of long-term investments	(58,000,016)	(16,999,991)
Return of capital on distributions received	1,964,198	-
Net purchases of short-term investments	(22,331,715)	(25,758,402)
Accrued capital gain incentive fees payable to Adviser	1,496,494	-
Deferred income tax expense	2,924,105	-
Realized gains on investments	(13,712)	-
Loss on redemption of preferred stock	731,713	-
Net unrealized appreciation of investments	(9,647,768)	-
Changes in operating assets and liabilities
Increase in interest and dividends receivable	(118,200)	(104,941)
Increase in prepaid expenses and other assets	(13,850)	(19,789)
Increase (decrease) in current tax liability	(18,600)	95,955
Increase in management fees payable to Adviser	355,235	106,802
Decrease in accrued expenses and other liabilities	(12,013)	(25,205)
Total adjustments	(82,684,129)	(42,705,571)
Net cash used in operating activities	$(78,795,028)	$(42,536,543)

(1) Commencement of Operations.

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the six months ended	Period from December 8, 2005 (1) through	Period from December 8, 2005 (1) through
	May 31, 2007	May 31, 2006	November 30, 2006
	(Unaudited)	(Unaudited)

Per Common Share Data (2)
Net Asset Value, beginning of period	$13.70	$-	$-
Initial offering price	-	15.00	15.00
Premium less underwriting discounts and offering costs on initial public
offering of common shares (3)	0.02	-	-
Underwriting discounts and offering costs on issuance of common shares	-	(1.22)	(1.22)
Income from Investment Operations:
Net investment income (loss) (4)	(0.24)	0.02	0.21
Net realized and unrealized gain on investments (4)	0.84	-	0.05
Total increase from investment operations	0.60	0.02	0.26
Less Dividends and Distributions to Common Stockholders:
Net investment income	-	-	(0.21)
Return of capital	(0.26)	-	(0.13)
Total dividends and distributions to common stockholders	(0.26)	-	(0.34)
Net Asset Value, end of period	$14.05	$13.80	$13.70
Per common share market value, end of period (5)	$17.85	N/A	N/A
Total Investment Return, including capital gain incentive fees, based on net asset value (6)	4.22%	(8.00)%	(6.39)%
Total Investment Return, excluding capital gain incentive fees, based on net asset value (6)	5.48%	(8.00)%	(6.39)%
Total Investment Return, based on market value (7)	20.07%	N/A	N/A
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000's)	$124,137	$42,612	$42,328
Ratio of expenses (including current and deferred income tax expense
and capital gain incentive fees) to average net assets: (8) (9) (10)	14.66%	2.88%	3.64%
Ratio of expenses (excluding current and deferred income tax expense)
to average net assets: (8) (11)	8.27%	2.40%	2.40%
Ratio of expenses (excluding current and deferred income tax expense
and capital gain incentive fees) to average net assets: (8) (11) (12)	5.00%	2.40%	2.40%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense and capital gain incentive fees: (8) (9) (10)	(2.95)%	0.84%	2.71%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense : (8) (11)	(6.22)%	0.84%	2.71%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense and capital gain incentive fees: (8) (11) (12)	(12.61)%	0.36%	1.47%
Portfolio turnover rate (8)	0.00%	0.00%	9.51%

(1) Commencement of Operations.
(2) Information presented relates to a share of common stock outstanding for the entire period.
(3) This amount represents the premium on the initial public offering of $1.17 per share, less the underwriting discounts and offering costs of $1.15 per share.
(4) The per common share data for the period from December 8, 2005 through May 31, 2006 and the period from December 8, 2005 through November 30, 2006 do not reflect the change in estimate of investment income and return of capital for the respective period. See Note 2C to the financial statements for further disclosure.
(5) Per common share market value for the period from December 8, 2005 through May 31, 2006 and the period from December 8, 2005 through November 30, 2006 not applicable as shares were not publicly traded.
(6) Not annualized for periods less than a year. Total investment return is calculated assuming a purchase of common stock at the initial offering price, reinvestment of dividends at actual prices pursuant to the Company's dividend reinvestment plan or net asset value, as applicable, and a sale at net asset value, end of period.
Total investment return does not reflect brokerage commissions.
(7) Not annualized for periods less than a year. Total investment return is calculated assuming a purchase of common stock at the initial public offering price, reinvestment of dividends at actual prices pursuant to the Company's dividend reinvestment plan or market value, as applicable, and a sale at market value, end of period. Total investment return on a market value basis is shown for the period from February 7, 2007 (the Company's initial public offering) through May 31, 2007.
Total investment return does not reflect brokerage commissions.
(8) Annualized for periods less than one full year.
(9) For the six months ended May 31, 2007, the Company accrued $2,924,105 in net deferred income tax expense.
For the period from December 8, 2005 through May 31, 2006, the Company accrued $95,955 in current income tax expense.
For the period from December 8, 2005 through November 30, 2006, the Company accrued $265,899 in current income tax expense, and $250,156 in net deferred income tax expense.
(10) For the six months ended May 31, 2007, the Company accrued $1,496,494 in capital gain incentive fees. There were no capital gain incentive fees accrued for the period from
December 8, 2005 through May 31, 2006 or the period from December 8, 2005 through November 30, 2006.
(11) The ratio excludes the impact of current and deferred income taxes.
(12) The ratio excludes the impact of capital gain incentive fees.

See Accompanying Notes to the Financial Statements

TORTOISE CAPITAL RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2007

(UNAUDITED)

1.	Organization
Tortoise Capital Resources Corporation (the "Company") was organized as a Maryland corporation on September 8, 2005, and is a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector.  The Company invests primarily in privately held and micro-cap public companies operating in the midstream and downstream segments, and to a lesser extent the upstream segment.  The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Tortoise Capital Advisors, L.L.C., an investment advisor specializing in managing portfolios of securities of MLPs and other energy companies.

2.	Significant Accounting Policies
A. Use of Estimates– The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

B. Investment Valuation– The Company invests primarily in illiquid securities including debt and equity securities of privately-held companies.  The investments generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis.  Fair value is intended to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced liquidation or sale.  Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.  The Company’s Board of Directors may consider other methods of valuing investments as appropriate and in conformity with U.S. generally accepted accounting principles.  The Company has also retained an independent valuation firm to provide valuation assistance for particular investments, as requested by the Board of Directors.

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

If the portfolio company has an adequate enterprise value to support the repayment of its debt, the fair value of the Company’s loan or debt security normally corresponds to cost unless the portfolio company’s condition or other factors lead to a determination of fair value at a different amount.  When receiving warrants or free equity securities (“nominal cost equity”), the Company allocates the cost basis of the nominal cost equity at the time of origination, if any.  The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after repayment of debt and other preference capital, and other pertinent factors such as recent offers to purchase a company, recent transactions involving the purchase or sale of equity securities, or other liquidation events.  The determined equity values are generally discounted when holding a minority position, when restrictions on resale are present, when there are specific concerns about the receptivity of the capital markets to a specific company at a certain time, or when other factors are present.

For freely tradable equity securities that are listed on a securities exchange, the Company values those securities at the closing price on that exchange on the valuation date.  If the security is listed on more than one exchange, the Company uses the price of the exchange that it generally considers to be the principal exchange on which the security is traded.  Securities listed on the NASDAQ will be valued at the NASDAQ Official Closing Price, which may not necessarily represent the last sale price.  If there has been no sale on such exchange or NASDAQ on such day, the security is valued at the mean between bid and asked price on such day.

C. Interest and Fee Income– Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.  When investing in instruments with an original issue discount or payment-in-kind interest, the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued.  Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties.  Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered.  For the three and six-month periods ended May 31, 2007, the Company received no fee income.

D. Security Transactions and Investment Income– Security transactions are accounted for on the date the securities are purchased or sold (trade date).  Realized gains and losses are reported on an identified cost basis.  Distributions received from the Company’s investments in limited partnerships and limited liability companies generally are comprised of ordinary income, capital gains and return of capital.  The Company records investment income and return of capital based on estimates made at the time such distributions are received.  Such estimates are based on information available from each company and/or other industry sources.  These estimates may subsequently be revised based on information received from the entity after their tax reporting periods are concluded, as the actual character of these distributions are not known until after the fiscal year-end of the Company.

For the period from December 8, 2005 (Commencement of Operations) through November 30, 2006, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations.  For this period, the Company had estimated approximately 8 percent as investment income and approximately 92 percent as return of capital.

During the current period, the Company reclassified the amount of investment income and return of capital it recognized based on the 2006 tax reporting information received from the individual portfolio companies.  This reclassification amounted to a decrease in pre-tax net investment income of approximately $314,000 or $0.04 per share ($195,000 or $0.02 per share, net of deferred tax benefit), an increase in unrealized appreciation of investments of approximately $300,000 or $0.03 per share ($186,000 or $0.02 per share, net of deferred tax expense) and an increase in realized gains of approximately $14,000 or $0.002 per share ($9,000 or $0.001 per share, net of deferred tax expense) for the period from December 8, 2005 (Commencement of Operations) through November 30, 2006.  The reclassification is reflected in the accompanying Statements of Operations for the three-month and six-month periods ended May 31, 2007.

E. Dividends to Stockholders–The amount of any quarterly dividends will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes.  For the six-month period ended May 31, 2007, the Company’s dividends, for book purposes, were comprised entirely of return of capital.  For the year ended November 30, 2006, the Company’s dividends, for book purposes were comprised of 61 percent investment income and 39 percent return of capital, and for tax purposes were comprised of 42 percent investment income and 58 percent return of capital.  Had the information from the 2006 tax reporting information from the individual portfolio companies as described in the paragraph above been obtained prior to November 30, 2006, the Company's dividends, for book purposes, would have been comprised of 31percent investment income and 69 percent return of capital.  The tax character of dividends paid for the year ended November 30, 2007 will be determined subsequent to year-end.

F. Federal and State Income Taxation– The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income. The Company invests its assets primarily in limited partnerships (LPs) or limited liability companies (LLCs), which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company’s tax expense or benefit will be included in the Statement of Operations based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

G. Organization Expenses and Offering Costs - The Company is responsible for paying all organization and offering expenses. Offering costs paid by the Company were charged as a reduction of paid-in capital at the completion of the Company’s initial public offering, and amounted to $850,574 (excluding underwriter commissions).  Organizational expenses in the amount of $88,906 were expensed prior to the commencement of operations.

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

I.  Warrants - The Statement of Assets and Liabilities as of November 30, 2006 reflects a revision to the warrants and additional paid-in capital accounts.  After further evaluation of the underlying assumptions and characteristics of the warrants, it was determined that $1,104,137 should be attributed to the value of the warrants and additional paid-in capital reduced by the same amount.  This revision has no impact on net assets applicable to common stockholders or net asset value per common share outstanding.

J. Recent Accounting Pronouncements– In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open years as of the effective date.  At this time, the Company is evaluating the implications of FIN 48 and its impact on the financial statements has not yet been determined.

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
The Company’s goal is to provide stockholders with a high level of total return with an emphasis on dividends and dividend growth.  The Company invests primarily in privately issued unsecured subordinated debt and equity securities within the U.S. energy infrastructure sector that will generally be expected to pay interest or dividends on a current basis.  The Company seeks to obtain enhanced returns through warrants or other equity conversion features within certain subordinated debt securities in which the Company invests.  The Company may, for defensive purposes, temporarily invest all or a significant portion of its assets in investment grade securities, short-term debt securities and cash or cash equivalents. To the extent the Company uses this strategy it may not achieve its investment objective.

4.	Agreements
The Company has entered into an Investment Advisory Agreement with Tortoise Capital Advisors, L.L.C. (the “Adviser”).  Under the terms of the agreement, the Adviser is paid a fee consisting of a base management fee and an incentive fee.

The base management fee is 0.375 percent (1.5 percent annualized) of the Company’s average monthly Managed Assets, calculated and paid quarterly in arrears within thirty days of the end of each fiscal quarter.  The term “Managed Assets” as used in the calculation of the management fee means total assets (including any assets purchased with or attributable to borrowed funds) minus accrued liabilities other than (1) deferred taxes, (2) debt entered into for the purpose of leverage, and (3) the aggregate liquidation preference of any outstanding preferred shares.  The base management fee for any partial quarter is appropriately prorated.

The incentive fee consists of two parts.  The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter.  “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares.  “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable).  Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash.  Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.  The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter, with the first potential fee commencing on December 8, 2006.  The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter.  The second part of the incentive fee payable to the Adviser, the capital gains fee, is equal to:  (A) 15 percent of (i) the Company’s net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from December 8, 2005 to the end of each fiscal year, less (ii) any unrealized capital depreciation at the end of such fiscal year, less (B) the aggregate amount of all capital gains fees paid to the Adviser in prior fiscal years.  The calculation of the capital gains fee includes any capital gains that result from the cash distributions that are treated as a return of capital.  In that regard, any such return of capital will be treated as a decrease in the cost basis of an investment for purposes of calculating the capital gains fee.  The capital gains fee is calculated and payable annually within thirty (30) days of the end of each fiscal year.  Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security.  Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security.  Unrealized capital depreciation on a security will be calculated as the amount by which the Company’s adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year.  During the six-month period ended May 31, 2007, the Company accrued no investment income fees, and accrued $1,496,494 as a provision for capital gains incentive fees.  The provision for capital gains incentive fees is a result of the increase in fair value and unrealized appreciation of investments.  Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.

All fiscal year-end valuations are determined by the Company in accordance with U.S. generally accepted accounting principles, the 1940 Act, and the policies and procedures of the Company.  The Adviser shall use at least 25 percent of any capital gains fee received on or prior to December 8, 2007 to purchase the Company’s common stock in the open market.  In the event the Investment Advisory Agreement is terminated, the capital gains fee calculation shall be undertaken as of, and any resulting capital gains fee shall be paid within thirty (30) days of the date of termination.  The Advisor may, from time to time, waive or defer all or any part of the compensation described in the Investment Advisory Agreement.

The Company has engaged U.S. Bancorp Fund Services, L.L.C. to serve as the Company’s fund accounting services provider.  The Company pays the provider a monthly fee computed at an annual rate of $24,000 on the first $50,000,000 of the Company’s Net Assets, 0.0125 percent on the next $200,000,000 of Net Assets and 0.0075 percent on the balance of the Company’s Net Assets.

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
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes.  Components of the Company’s deferred tax assets and liabilities as of May 31, 2007, and November 30, 2006 are as follows:
	May 31, 2007	November 30, 2006
Deferred tax asset:
Organization costs	$30,406	$31,532
Capital gain incentive fees	568,668	-
Net operating loss carryforwards	607,937	-
	1,207,011	31,532
Deferred tax liabilities:
Net unrealized gains on investment securities	3,791,118	124,967
Basis reduction of investment in MLPs	590,154	156,721
	4,381,272	281,688
Total net deferred tax liability	$3,174,261	$250,156

The amount of deferred tax asset for the net operating loss at May 31, 2007 is for the year to date operations for the year ended November 30, 2007.

Total income taxes differ from the amount computed by applying the federal statutory income tax rate of 34 percent for the periods ended May 31, 2007 and 35 percent for the periods ended May 31, 2006 to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes, as follows.

Management has re-evaluated the rate at which it expects the components of deferred tax assets and liabilities to reverse in the future and has determined that 34 percent is reflective of its expected future federal income tax rate at which such amounts are expected to reverse.  The impact of this change is not significant to income tax expense for the current period.

	For the three	For the three
	months ended	months ended
	May 31, 2007	May 31, 2006

Application of statutory income tax rate	$1,904,282	$31,280
State income taxes, net of federal taxes	224,033	3,575
Total	$2,128,315	$34,855

	For the six	For the period
	months ended	December 8, 2006 to
	May 31, 2007	May 31, 2006

Application of statutory income tax rate	$2,316,490	$86,113
State income taxes, net of federal taxes	272,528	9,842
Preferred dividends	86,925	-
Loss on redemption of preferred stock	248,162	-
Total	$2,924,105	$95,955

For the three months ended May 31, 2007, the components of income tax expense include deferred federal and state income taxes (net of federal benefit) of $1,904,282 and $224,033, respectively.  For the three months ended May 31, 2006, the components of income tax expense include current federal and state income tax expense of $31,280 and $3,575, respectively.

For the six months ended May 31, 2007, the components of income tax expense include deferred federal and state income taxes (net of federal benefit) of $2,651,577 and $272,528, respectively.  For the period from December 8, 2005 to May 31, 2006, the components of income tax expense include current federal and state income taxes (net of federal benefit) of $86,113 and $9,842, respectively.

At May 31, 2007, a valuation allowance was not recorded because the Company believes it is more likely that not that there is an ability to utilize its deferred tax asset.

As of May 31, 2007, the aggregate cost of securities for Federal income tax purposes was $119,074,866.  At May 31, 2007, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $12,674,097 and the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $1,144,438.

6.	Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2.  The tables below show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), value per unit of such securities and percent of net assets applicable to common stockholders as of May 31, 2007 and November 30, 2006, respectively.

May 31, 2007 Investment Security		Equity Interest, Units or Principal Amount	Acquisition Dates	Acquisition Cost	Value Per Unit	Percent of Net Assets
Abraxas Energy Partners, L.P.	Common Units	450,181	5/25/07	$7,500,015	$16.66	6.0%
High Sierra Energy, L.P.	Common Units	633,179	11/2/06	14,828,825	27.29	13.9
High Sierra Energy GP, L.L.C.	Equity Interest	3%	11/2/06 5/1/07	2,421,186	N/A	1.8
Legacy Reserves, L.P.	Limited Partner Units	264,705	3/14/06	4,499,985	28.66	6.1
Millennium Midstream Partners, L.P.	Class A Common Units	875,000	12/28/06	17,481,430	20.10	14.2
Millennium Midstream Partners, L.P.	Incentive Distribution Rights	78	12/28/06	18,570	-	-
Mowood, L.L.C.	Equity Interest	100%	6/5/06, 5/4/07	1,500,000	N/A	1.3
Mowood, L.L.C.	Subordinated Debt	$5,050,000	6/5/06, 5/4/07	5,050,000	N/A	4.1
Quest Midstream Partners, L.P.	Common Units	945,946	12/22/06	17,500,001	16.74	12.8
VantaCore Partners, L.P.	Common Units	425,000	5/21/07	8,500,000	20.00	6.8
VantaCore Partners, L.P.	Incentive Distribution Rights	789	5/21/07	-	-	-
VantaCore Partners, L.P.	Subordinated Debt	$3,750,000	5/21/07	3,750,000	N/A	3.0
				$83,050,012		70.0%

November 30, 2006 Investment Security		Equity Interest, Units or Principal Amount	Acquisition Date	Acquisition Cost	Value Per Unit	Percent of Net Assets
Eagle Rock Energy Partners, L.P.	Common Units	474,071	3/27/06	$12,058,401	$18.00	20.1%
High Sierra Energy, L.P.	Common Units	633,179	11/2/06	14,828,825	23.42	35.0
High Sierra Energy GP, L.L.C.	Option to Purchase Equity Interest	3%	11/2/06	171,186	N/A	0.4
Legacy Reserves, L.P.	Limited Partner Units	264,705	3/14/06	4,499,985	17.25	10.8
Mowood, L.L.C.	Equity Interest	100%	6/5/06	1,000,000	N/A	2.4
Mowood, L.L.C.	Subordinated Debt	$4,550,000	6/5/06	4,550,000	N/A	10.8
				$37,108,397		79.5%

7.	Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act.  Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate value of all securities of affiliates and controlled entities held by the Company as of May 31, 2007 amounted to $69,675,110 representing 56.1 percent of net assets applicable to common stockholders.  A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at May 31, 2007 or during the six months then ended is as follows:

					May 31, 2007
	Units/ Equity Interest/ Principal Balance 11/30/06	Gross Additions	Gross Deductions	Gross Distributions	Units/ Equity Interest/ Principal Balance	Value
High Sierra Energy, L.P.	633,179	$-	$-	$606,751	633,179	$17,279,455
Millennium Midstream Partners, L.P. Class A Common Units	-	17,481,430	-	387,625	875,000	17,584,811
Millennium Midstream Partners, L.P. Incentive Distribution Rights	-	18,570	-	-	78	-
Mowood, L.L.C. Subordinated Debt	$4,550,000	500,000	-	-	$5,050,000	5,050,000
Mowood, L.L.C. Equity Interest	100%	500,000	-	-	100%	1,673,954
Quest Midstream Partners, L.P.	-	17,500,001	-	338,906	945,946	15,836,890
VantaCore Partners, L.P. Subordinated Debt	-	3,750,000	-	-	$3,750,000	3,750,000
VantaCore Partners, L.P. Common Units	-	8,500,000	-	-	425,000	8,500,000
		$44,500,001	$-	$1,333,282		$69,675,110

8.	Investment Transactions
For the six-month period ended May 31, 2007, the Company purchased (at cost) securities in the amount of $58,000,016 and sold no securities (excluding short-term debt securities).

9.	Credit Facilities
On December 13, 2006, the Company entered into a $15,000,000 secured committed credit facility, maturing December 12, 2007, with U.S. Bank, N.A.  The principal amount of the credit facility was subsequently increased to $20,000,000.  The credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company.  The non-usage fee is not applicable during a defined 120 day “resting period” following the initial public offering.  Proceeds from the credit facility are used to execute the Company’s investment objective. The average principal balance and interest rate for the period during which the credit facility was utilized (December 22, 2006 through February 6, 2007) was approximately $11,600,000 and 7.08 percent, respectively.
On April 23, 2007, the Company replaced its previous revolving credit facility with U.S. Bank, N.A. and entered into a new secured committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A.  The new credit facility matures on March 21, 2008 and provides for a revolving credit facility of up to $20,000,000 that can be increased to $40,000,000 if certain conditions are met.  The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company.  The non-usage fee is not applicable during a defined 120 day “resting period” following the initial public offering.  As of May 31, 2007, there was no outstanding principal balance under the credit facility.

10.	Preferred Stock
On December 22, 2006, the Company issued 466,666 shares of Series A Redeemable Preferred Stock and 70,006 warrants at $15.00 per share.  On December 26, 2006, the Company issued an additional 766,667 shares of Series A Redeemable Preferred Stock and 115,000 warrants at $15.00 per share.  Holders of Series A Redeemable Preferred Stock received cash dividends (as declared by the Board of Directors and from funds legally available for distribution) at the annual rate of 10 percent of the original issue price.  On February 7, 2007, the Company redeemed all of the preferred stock at $15.00 per share plus a 2 percent premium, for a total redemption price of $18,870,000. After attributing $283,059 in value to the warrants, the redemption premium of $370,000 and $78,654 in issuance costs, the Company recognized a loss on redemption of the preferred stock of $731,713.  In addition, dividends in the amount of $228,750 were paid to the preferred stockholders.

11.	Common Stock
The Company has 100,000,000 shares authorized and 8,837,721 shares outstanding at May 31, 2007.

Shares at November 30, 2006	3,088,596
Shares sold through initial public offering	5,740,000
Shares issued upon exercise of warrants	9,125
Shares at May 31, 2007	8,837,721

12.	Warrants
At May 31, 2007, there were 948,005 warrants issued and outstanding.  The warrants became exercisable on the date of the Company’s initial public offering of common shares, subject to a lock-up period with respect to the underlying common shares.  Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share.  Warrants were issued as separate instruments from common shares and are permitted to be transferred independently from the common shares.  The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

Warrants at November 30, 2006	772,124
Warrants issued in December 2006	185,006
Warrants exercised	(9,125)
Warrants at May 31, 2007	948,005

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended May 31, 2007	For the three months ended May 31, 2006	For the six months ended May 31, 2007	Period from December 8, 2005 (Commencement of Operations) through May 31, 2006
Numerator for basic and diluted net increase in net assets applicable to common stockholders resulting from operations per common share	$3,472,310	$61,344	$3,889,101	$169,028
Denominator for basic weighted average shares	8,830,580	3,088,596	6,653,445	3,088,596
Average warrants outstanding	955,146	-	933,764	-
Denominator for diluted weighted average shares	9,785,726	3,088,596	7,587,209	3,088,596
Basic net increase in net assets applicable to common stockholders resulting from operations per common share	$0.39	$0.02	$0.58	$0.05
Diluted net increase in net assets applicable to common stockholders resulting from operations per common share	$0.35	$0.02	$0.51	$0.05

Warrants to purchase 772,124 shares of common stock at $15.00 per share were outstanding during the three months ended May 31, 2006 and the period from December 8, 2005 (Commencement of Operations) through May 31, 2006 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average net asset value of the common shares, and therefore, the effect would be anti-dilutive.

14.	Subsequent Events

On June 1, 2007, the Company paid a dividend in the amount of $0.16 per share, for a total of $1,414,035.  Of this total, the dividend reinvestment amounted to $42,537.

ADDITIONAL INFORMATION
(Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are interested persons or any of its officers. For the period ended May 31, 2007, the aggregate compensation paid by the Company to the independent directors was $60,000. The Company did not pay any special compensation to any of its directors or officers.

Forward-Looking Statements
This report contains “forward-looking statements”.  By their nature, all forward-looking statements involve risk and uncertainties, and actual results could differ materially from those contemplated by the forward-looking statements.

Proxy Voting Policies
A description of the policies and procedures that the Company uses to determine how to vote proxies relating to portfolio securities owned by the Company is available to stockholders (i) without charge, upon request by calling the Company at (913) 981-1020 or toll-free at (866) 362-9331 and on the Company’s Web site at www.tortoiseadvisors.com/tto.cfm; and (ii) on the SEC’s Web site at www.sec.gov.

Privacy Policy
In order to conduct its business, the Company collects and maintains certain nonpublic personal information about its investors.  This information includes the stockholder’s address, tax identification or Social Security number, share balances, and dividend elections.

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

Important Notice About the Automatic Dividend Reinvestment Plan
The Board of Directors of the Company has approved amendments to the Company’s Automatic Dividend Reinvestment Plan (the “Plan”) as necessary or appropriate to ensure compliance with applicable law or the rules and policies of the Securities and Exchange Commission, and to clarify the procedures for dividend reinvestment.

If a stockholder’s shares of common stock (“common shares”) of the Company are registered directly with the Company or with a brokerage firm that participates in the Plan through the facilities of the Depository Trust Company and such stockholder’s account is coded dividend reinvestment by such brokerage firm, all distributions are automatically reinvested for stockholders by the Plan Agent, Computershare Trust Company, Inc. (the “Agent”).

The amendments to the Plan provide that the Company intends to use primarily newly-issued shares of the Company’s common stock to implement the Plan, whether its shares are trading at a premium or discount to net asset value (“NAV”).  However, the Company reserves the right to instruct the Agent, to purchase shares in the open market in connection with the Company’s obligations under the Plan.  The number of newly issued shares will be determined by dividing the total dollar amount of the distribution payable to the participant by the closing price per share of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the distribution payment date, or the average of the reported bid and asked prices if no sale is reported for that day.  If distributions are reinvested in shares purchased on the open market, then the number of shares received by a stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by the weighted average price per share (including brokerage commissions and other related costs) for all shares purchased by the Agent on the open-market in connection with such distribution. Such open-market purchases will be made by the Agent as soon as practicable, but in no event more than 30 days after the distribution payment date.  The plan previously provided that the Agent would receive from the Company newly-issued shares of the Company’s common stock for each participant’s account only if the Company’s common stock was trading at a premium to NAV.  In addition, the Plan previously provided that open-market purchases would be made prior to the next succeeding ex-dividend date.

The Plan, as amended, became effective on June 1, 2007.

Participation in the Plan is completely voluntary and may be terminated at any time without penalty by giving notice in writing to the Agent at the address set forth below, or by contacting the Agent as set forth below; such termination will be effective with respect to a particular distribution if notice is received prior to the record date for such distribution.

Additional information about the Plan may be obtained by writing to Computershare Trust Company, N.A., P.O. Box 43078, Providence, Rhode Island 02940-3078, by contacting them by phone at 312-588-4990, or by visiting their Web site at www.computershare.com.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements”. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.   For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part II, Item 1.A. of this report.

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

On February 1, 2007, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“the 1940 Act”), and we are classified as a closed-end, non-diversified management investment company under the 1940 Act. As a BDC, we are subject to numerous regulations and restrictions. Unlike most investment companies, we are, and intend to continue to be, taxed as a general business corporation under the Internal Revenue Code of 1986, as amended (“the Code”). The Company is externally managed by Tortoise Capital Advisors, L.L.C. (“the Adviser”), an investment advisor specializing in managing portfolios of securities of MLPs and other energy companies.

Portfolio and Investment Activity

In May 2007, we completed two additional new investments.  We invested $12,250,000 in a newly formed private partnership, VantaCore Partners, L.P.  The partnership was formed to acquire companies in the aggregate industry.  Aggregate companies operate quarries and typically mine limestone, gravel, granite and sand which are used in road construction and other public works projects. The investment consisted of $8,500,000 in common units and incentive distribution rights, and a $3,750,000 participation investment in a secured credit facility.  We also invested $7,500,015 in a newly formed private partnership, Abraxas Energy Partners, L.P.  Abraxas Petroleum Corporation (NYSE: ABP) formed Abraxas Energy Partners, L.P. and has contributed long-lived, low decline natural gas and oil reserves located in the Delaware and Gulf Coast Basins of Texas.

Additionally, in May 2007, we completed two follow on investments.  We exercised our option to purchase a 3 percent interest in High Sierra Energy GP, L.L.C., the general partner of High Sierra Energy, L.P., at an exercise price of $2,250,000 and we invested an additional $1,000,000 in Mowood, L.L.C. to fund the expansion of its newest subsidiary, Timberline Energy, L.L.C.  Timberline Energy, L.L.C. is a developer and operator of landfill methane gas collection systems.

As of May 31, 2007, the value of our investment portfolio (excluding short-term investments) totaled $102,841,396, including equity investments of $94,041,396 and debt investments of $8,800,000, and was invested as follows:

Midstream	66%
Upstream	15%
Other	12%
Downstream	7%
Total	100%

We monitor each portfolio company to determine progress relative to meeting the company’s business plan and to assess the appropriate strategic and tactical courses of action for the company. This monitoring may be accomplished by attendance at Board of Directors meetings, the review of periodic operating reports and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Our Adviser’s monitoring activities are expected to provide it with the necessary access to monitor compliance with existing covenants, to enhance our ability to make qualified valuation decisions, and to assist our evaluation of the nature of the risks involved in each individual investment. In addition, these monitoring activities should permit our Adviser to diagnose and manage the common risk factors held by our total portfolio, such as sector concentration, exposure to a single financial sponsor, or sensitivity to a particular geography.

As part of the monitoring process, our Adviser continually assesses the risk profile of each of our investments and rates them on a scale of 1 to 3 based on the following categories:

(1) The portfolio company is performing at or above expectations and the trends and risk factors are generally favorable to neutral.

(2) The portfolio company is performing below expectations and the investment’s risk has increased materially since origination. The portfolio company is generally out of compliance with various covenants; however, payments are generally not more than 120 days past due.

(3) The portfolio company is performing materially below expectations and the investment risk has substantially increased since origination. Most or all of the covenants are out of compliance and payments are substantially delinquent. Investment is not expected to provide a full repayment of the amount invested.

As of May 31, 2007, all of our portfolio companies have a rating of (1), with the exception of one which has a rating of (2).

Results of Operations

Set forth are the results of operations for the three and six months ended May 31, 2007 as compared to the three months ended May 31, 2006 and the period from December 8, 2005 (Commencement of Operations) through May 31, 2006.

Investment Income:  Investment income totaled $545,856 and $937,491 for the three and six-month periods ended May 31, 2007, respectively, compared to $347,496 and $751,001 for the three months ended May 31, 2006 and the period from December 8, 2005 through May 31, 2006, respectively.  Investment income for the three-month period ended May 31, 2007 consisted of $1,425,467 in gross distributions from investments, including $1,484,141 characterized as return of capital (which includes $314,000 related to the reclassification of investment income and return of capital based on the 2006 tax reporting information received from our portfolio companies), and $604,530 in dividends from money market mutual funds and interest income from debt investments.  Investment income for the six-month period ended May 31, 2007 consisted of $2,029,154 in gross distributions from investments, including $1,964,198 characterized as return of capital, and $872,535 in dividends from money market mutual funds and interest income from debt investments.  Investment income for the three-month period ended May 31, 2006 and the period from December 8, 2005 through May 31, 2006 consisted only of dividends from money market mutual funds.   The increase in investment income for the three and six months ended May 31, 2007 as compared to the three months ended May 31, 2006 and the period from December 8, 2005 (Commencement of Operations) through May 31, 2006, respectively, is directly related to an increase in the number of investments in our portfolio and the distributions received from these investments.  The weighted average yield on our investment portfolio (excluding short-term investments) as of May 31, 2007 was 8.8 percent, as compared to 7.8 percent at May 31, 2006.

Operating Expenses: Total operating expenses totaled $1,684,846 and $3,785,765 for the three and six-month periods ended May 31, 2007, respectively, compared to $251,297 and $486,018 for the three months ended May 31, 2006 and the period from December 8, 2005 through May 31, 2006, respectively.  Total operating expenses for the three-month period ended May 31, 2007 consisted of $468,012 in management fees, $1,008,867 in capital gain incentive fees, and $247,084 in other operating expenses, less $39,117 related to a reduction of issuance costs on previously outstanding Series A Redeemable Preferred Stock. For the six-month period ended May 31, 2007, total operating expenses consisted of $848,079 in management fees, $1,496,494 in capital gain incentive fees, $731,713 in redemption premium and issuance costs on previously outstanding Series A Redeemable Preferred Stock, $346,460 in interest expense on our line of credit and preferred dividends, and $363,019 in other operating expenses. Total operating expenses for the three-month period ended May 31, 2006 consisted of $169,367 in management fees and $81,930 in other operating expenses and for the period from December 8, 2005 through May 31, 2006 consisted of $306,163 in management fees, and $179,855 in other operating expenses. The increase in expenses for the three and six-month periods ended May 31, 2007 as compared to the three months ended May 31, 2006 and the period from December 8, 2005 (Commencement of Operations) through May 31, 2006, respectively, generally relate to capital gain incentive fees and the redemption premium and issuance costs on previously outstanding Series A Redeemable Preferred Stock, which was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of the initial public offering.  The provision for capital gains incentive fees resulted from the increase in fair value and unrealized appreciation on investments.  Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.

Distributable Cash Flow: Our portfolio generates cash flow to us from which we pay dividends to stockholders.  When our Board of Directors determines the amount of any distribution we expect to pay our stockholders, it will review distributable cash flow (“DCF”). DCF is simply distributions received from investments less our total expenses.  The total distributions received from our investments include the amount received by us as cash distributions from equity investments, paid-in-kind distributions, and dividend and interest payments.  The total expenses include current or anticipated operating expenses, leverage costs and current income taxes on our operating income.   Total expenses do not include deferred income taxes or accrued capital gain incentive fees.

We disclose DCF in order to provide supplemental information regarding our results of operations and to enhance our investors’ overall understanding of our core financial performance and our prospects for the future.  We believe that our investors benefit from seeing the results of DCF in addition to GAAP information.  This non-GAAP information facilitates management’s comparison of current results with historical results of operations and with those of our peers.  This information is not in accordance with, or an alternative to, GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table represents DCF for the three and six-month periods ended May 31, 2007.  DCF comparisons to the same periods last year are not meaningful as we did not pay our first dividend until the third quarter of 2006.

Distributable Cash Flow (unaudited)
	For the three months ended	For the six months ended
	May 31, 2007	May 31, 2007

Total Distributions Received from Investments
Distributions received from equity investments	$1,425,467	$2,029,154
Interest income from debt investments	162,404	290,876
Dividend and interest income on short-term investments	442,126	581,659
Total from Investments	2,029,997	2,901,689

Operating Expenses Before Leverage Costs and Current Taxes
Advisory fees	468,012	848,079
Other operating expenses (excluding capital gain incentive fees)	247,084	363,019
	715,096	1,211,098
Distributable cash flow before leverage costs and current taxes	1,314,901	1,690,591
Leverage Costs	(5,771)	346,460
Current income tax expense	-	-
Distributable Cash Flow	$1,320,672	$1,344,131

DCF/GAAP Reconciliation
Adjustments to reconcile to Net Investment Income (Loss), before Income Taxes
Return of capital on distributions received from equity investments	(1,484,141)	(1,964,198)
Capital gain incentive fees	(1,008,867)	(1,496,494)
Loss on redemption of preferred stock	33,346	(731,713)
Net Investment Income (Loss), before Income Taxes	$(1,138,990)	$(2,848,274)

Net Investment Income (Loss): Net investment loss for the three and six-month period ended May 31, 2007 was $706,173 (including a deferred tax benefit of $432,817) and $2,101,017 (including a deferred tax benefit of $747,257), respectively.  Net investment income for the three-month period ended May 31, 2006 and the period from December 8, 2005 through May 31, 2006 was $61,344 (including current tax expense of $34,855) and $169,028 (including current tax expense of $95,955), respectively.  The increased net investment loss for the three and six-month periods ended May 31, 2007 as compared to the three months ended May 31, 2006 and the period from December 8, 2005 (Commencement of Operations) through May 31, 2006, respectively, generally relate to capital gain incentive fees and the redemption premium and issuance costs on previously outstanding Series A Redeemable Preferred Stock as described in “Operating Expenses” above.

Net Realized and Unrealized Gains (Losses):  For the three-month period ended May 31, 2007, we had net unrealized gains of $4,169,982 after a deferred tax expense of $2,555,796.  For the six-month period ended May 31, 2007, we had net unrealized gains of $5,981,617 after a deferred tax expense of $3,666,151.  There were no net unrealized gains or losses for the three months ended May 31, 2006 or for the period from December 8, 2005 through May 31, 2006.  The increase in unrealized gains as compared to last year is a result of the increased number of portfolio investments and the length of maturity of these investments.  For the three-month period ended May 31, 2007 and the six-month period ended May 31, 2007, we recognized realized gains of $8,501 after a deferred tax expense of $5,211.  The recognition of realized gains was not the result of a sale during these periods, but was related to a reclassification of the amount of investment income and return of capital we recognized based on the 2006 tax reporting information received from the individual MLPs resulting in an adjustment to realized gains.

Recent Developments

On June 1, 2007, we paid a dividend in the amount of $0.16 per share, for a total of $1,414,035.  Of this total, the dividend reinvestment amounted to $42,537.

On June 1, 2007, we invested $7,499,990 in common units in a private placement of EV Energy Partners, L.P., a master limited partnership engaged in acquiring, producing and developing oil and gas properties.  EV Energy Partners, L.P. stated that it plans to use the proceeds of the private placement to repay all of its borrowings under its revolving credit facility which were used to finance a previously completed acquisition of Monroe field properties in Louisiana.  In addition, proceeds will fund a portion of its $100,000,000 acquisition of oil and natural gas properties in Central and East Texas.

On June 12, 2007, we invested $10,000,000 in International Resource Partners, L.P, a newly formed private partnership.  International Resource Partners, L.P. acquired International Resources, L.L.C., the coal subsidiary of International Industries, Inc.  The company’s initial acquisition of surface and underground coal mine operations in southern West Virginia is comprised of metallurgical and steam coal reserves, a coal washing and preparation plant, rail load-out facilities and a sales and marketing subsidiary.

On June 15, 2007, we completed another follow-on investment, purchasing $10,000,011 in common units of High Sierra Energy, L.P.  The company indicated that it plans to use the proceeds to support its continued expansion.

On June 29, 2007, we completed an additional $2,000,000 follow-on debt investment in Mowood, L.L.C.

Subsequent to these investments, the current weighted average yield on our investment portfolio (excluding short-term investments) is 8.6 percent.

Liquidity and Capital Resources

On February 7, 2007, we completed our initial public offering of 5,740,000 shares of common stock at $15.00 per share for gross proceeds of $86,100,000.  After underwriting discount and offering expenses, we received net proceeds of $79,222,426.  Upon completion of the offering, we redeemed all of the Series A Redeemable Preferred Stock at $15.00 per share plus a 2 percent premium, for a total redemption price of $18,870,000. After attributing $283,059 in value to the warrants, the redemption premium of $370,000 and $78,654 in issuance costs, we recognized a loss on redemption of the preferred shares of $731,713.   In addition, accrued dividends in the amount of $228,750 were paid to the preferred stockholders.  We have used approximately $12,600,000 of the net proceeds to repay the amount outstanding under the credit facility, and approximately $23,000,000 of the net proceeds to fund additional investments in new and existing portfolio companies this fiscal quarter.  The remaining net proceeds of the offering have been used to purchase short-term, temporary investments. During the fiscal quarter ended May 31, 2007, 9,125 warrants were exercised at $15.00 per common share, for proceeds of $136,875.

We expect to raise additional capital to support our future growth through equity offerings, issuances of senior securities or future borrowings to the extent permitted by the 1940 Act and our current credit facility. We generally may not issue additional common shares at a price below our net asset value (net of any sales load (underwriting discount) without first obtaining approval of our stockholders and Board of Directors. Our stockholders granted us the authority to sell our common shares below net asset value, subject to certain conditions, through December 20, 2007.  We are restricted in our ability to incur additional debt by the terms of our credit facility.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations during the fiscal quarter ended May 31, 2007.

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

Borrowings

On April 23, 2007, we replaced our previous credit facility with a new secured committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A.  The new credit facility matures on March 21, 2008 and provides for a revolving credit facility of up to $20,000,000 that can be increased to $40,000,000 if certain conditions are met.  The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured by all assets of the Company.  The non-usage fee is not applicable during a defined 120 day “resting period” following the initial public offering.  As of May 31, 2007, there was no outstanding principal balance under the credit facility.

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

Valuation of Portfolio Investments

We invest primarily in illiquid securities that generally are subject to restrictions on resale, have no established trading market and are valued at fair value on a quarterly basis. Fair value is intended to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced liquidation or sale. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by our Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.

Interest and Fee Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest, we accrue interest income during the life of the investment, even though we will not necessarily be receiving cash as the interest is accrued. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees for services rendered to portfolio companies generally are recognized as income when services are rendered.

Security Transactions and Investment Income Recognition

Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from our equity investments generally are comprised of ordinary income, capital gains and return of capital from the portfolio company. We record investment income and returns of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each portfolio company and/or other industry sources. These estimates may subsequently be revised based on information received from the portfolio companies after their tax reporting periods are concluded, as the actual character of these distributions are not known until after our fiscal year-end.

Federal and State Income Taxation

We, as a corporation, are obligated to pay federal and state income tax on our taxable income. Our tax expense or benefit is included in the Statement of Operations based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our business activities contain elements of market risk.  We consider changes in interest rates and the effect such changes can have on the valuations of the distribution-paying equity securities and debt securities we hold and the cost of capital under our credit facility to be our principal market risk.

Interest rate risk primarily results from variable rate securities in which we invest. Debt investments in our portfolio are based on floating and fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of May 31, 2007, our floating rate debt investments totaled $3,750,000 (43 percent) of our total debt investments of $8,800,000. Based on a sensitivity analysis of the variable rate financial obligations in our portfolio at May 31, 2007, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the ten days the obligations were outstanding during the period ended May 31, 2007 would either increase or decrease net investment income by approximately $1,000.

We carry our investments at fair value, as determined by our Board of Directors.  Investments for which market quotations are readily available are valued at such market quotations.  Securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board of Directors.  Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process.  Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and these differences could be material.  As of May 31, 2007, the value of our long-term equity investments totaled $94,041,396.  The impact of a 10% change in fair value of these investments (either higher or lower), net of deferred tax and capital gain incentive fees, would increase or decrease net assets applicable to common stockholders by approximately $4,400,000.

We consider the management of risk essential to conducting our businesses.  Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended May 31 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Adviser has a limited operating history and will serve as investment adviser to other funds, which may create conflicts of interest not in the best interest of us or our stockholders.

Our Advisor was formed in October 2002 and has been managing investments in portfolios of MLPs and other issuers in the energy sector since that time.  From time to time, the Adviser may pursue areas of investments in which the Adviser has more limited experience.

Our Adviser serves as investment adviser to three other publicly traded closed-end management investment companies.  We rely on some of the same personnel and will use the same investment committee as those entities. Our Adviser’s services under our investment advisory agreement are not exclusive, and it is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others. In addition, the publicly traded funds and private accounts managed by our Adviser may make investments similar to investments that we may pursue, although these entities generally target investments in publicly traded companies with market capitalizations in excess of $250 million, while we generally target investments in companies that are privately-held or have market capitalizations of less than $250 million, and that are earlier in their stage of development. This may change in the future, however. Accordingly, our Adviser and the members of its investment committee may have obligations to other investors, the fulfillment of which might not be in the best interests of us or our stockholders, and it is possible that our Adviser might allocate investment opportunities to other entities, and thus might divert attractive investment opportunities away from us. However, our Adviser intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies, and in accordance with written allocation policies and procedures of our Adviser, so that we will not be disadvantaged in relation to any other client.

We are dependent upon our Adviser’s key personnel for our future success.

We depend on the diligence, expertise and business relationships of the senior management of our Adviser. The Adviser’s senior investment professionals and senior management will evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of the senior management team of our Adviser. The departure of one or more senior investment professionals of our Adviser, and particularly Terry Matlack, Abel Mojica III, Ed Russell or David Schulte, could have a material adverse effect on our ability to achieve our investment objective and on the value of our common shares and warrants. We will rely on certain employees of the Adviser, especially Messrs. Matlack, and Schulte, who will be devoting significant amounts of their time to non-Company related activities of the Adviser. To the extent Messrs. Matlack or Schulte and other employees of the Adviser who are not committed exclusively to us are unable to, or do not, devote sufficient amounts of their time and energy to our affairs, our performance may suffer.

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

Our Adviser has limited experience in managing a business development company.

Our Adviser has limited experience in establishing, managing or serving as investment advisor to a BDC.  Additionally, the time required to maintain a BDC could distract our Advisor from its other duties.

If we distribute substantially all of our income to our stockholders, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow and execute our business plan will be impaired.

Our business will require a substantial amount of capital if we distribute substantially all of our income to our stockholders and we are to grow. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Our new credit facility contains a covenant precluding us from incurring additional debt. We may issue debt securities, other instruments of indebtedness or preferred stock, and we intend to borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200 percent after each issuance of senior securities. Our ability to pay distributions or issue additional senior securities is restricted if our asset coverage ratio is not at least 200 percent, or put another way, the value of our assets (less all liabilities and indebtedness not represented by senior securities) must be at least twice that of any outstanding senior securities representing indebtedness (plus the aggregate involuntary liquidation preference of any preferred stock). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

To the extent our ability to issue debt or other senior securities is constrained, we will depend on issuances of additional common shares to finance our operations. As a BDC, we generally will not be able to issue additional common shares at a price below net asset value (net of any sales load (underwriting discount)) without first obtaining required approvals of our stockholders and our independent directors which could constrain our ability to issue additional equity. Our stockholders granted us the authority to sell our common shares below net asset value, subject to certain conditions. This authority extends through December 20, 2007. If we raise additional funds by issuing more of our common shares or senior securities convertible into, or exchangeable for, our common shares, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

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

On April 23, 2007, we entered into a new credit facility.  The new credit facility replaces our previous revolving credit facility and provides for a revolving credit facility of up to $20,000,000 that can be increased to $40,000,000 if certain conditions are met.  Our new credit facility precludes us from incurring additional debt and we may face liquidity constraints as a result. We may in the future incur incremental debt to increase our ability to make investments. Lenders from whom we may borrow money or holders of our debt securities will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have and may grant a security interest in our assets in connection with our debt. In the case of a liquidation event, those lenders or note holders would receive proceeds before our stockholders. In addition, debt, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique and the costs of any leverage transactions will be borne by our stockholders. In addition, because the base management fees we pay to our Adviser are based on managed assets (which include any assets purchased with borrowed funds) our Adviser may imprudently borrow funds in an attempt to increase our managed assets in conflict with our or our stockholders’ best interests. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common shares to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common shares to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common shares. Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions and competitive pressures.

We operate in a highly competitive market for investment opportunities.

We compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that we plan to make in the U.S. energy infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

We primarily make investments in privately-held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of our Adviser to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If our Adviser is unable to obtain all material information about these companies, including with respect to operational, regulatory, environmental, litigation and managerial risks, our Adviser may not make a fully-informed investment decision, and we may lose some or all of the money invested in these companies. In addition, our Adviser may inappropriately value the prospects of an investment, causing us to overpay for such investment and fail to receive the expected or projected return on the investment. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments at advantageous times and prices or in a timely manner. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously have recorded our investments. We also may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or one of our affiliates have material non-public information regarding such portfolio company.

Most of our portfolio investments are and will continue to be recorded at fair value as determined in good faith by our Board of Directors. As a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Most of our investments are and will be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. We will value these investments quarterly at fair value as determined in good faith by our Board of Directors. Our Board of Directors has retained Duff & Phelps, L.L.C., an independent valuation firm, to provide valuation assistance to the Board of Directors, if they so request, in connection with assessing whether the fair value determinations made by the investment committee of our Adviser are unreasonable. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact on our net asset value.

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

Portfolio companies in which we invest usually will have, or may be permitted to incur, debt that ranks senior to, or equally with, our investments, including debt investments. As a result, payments on such securities may have to be made before we receive any payments on our investments. For example, these debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to our investments. These debt instruments will usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying its senior creditors, a portfolio company may not have any remaining assets to use to repay its obligation to us or provide a full or even partial return of capital on an equity investment made by us. In the case of debt ranking equally with our investments, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

We are evaluating our internal controls over financial reporting.  We plan to design enhanced processes and controls to address any issues that might be identified.  As a result, we expect to incur significant additional expenses in the near term, which will negatively impact our financial performance and our ability to make distributions.  This process will also result in a diversion of management’s time and attention.  We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are, or will be, effective in a timely manner.  Beginning with our annual report for our fiscal year ended November 30, 2008, our management will be required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulation sof the SEC thereunder.  We will be required to review on an annual basis our internal controls over financial reporting, and to disclose on a quarterly basis changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. There can be no assurance that our quarterly reviews will not identify material weaknesses.

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

The value of our common shares, warrants, and our investments could be significantly and negatively impacted as a result of terrorist activities, such as the terrorist attacks on the World Trade Center on September 11, 2001; war, such as the war in Iraq and its aftermath; and other geopolitical events, including upheaval in the Middle East or other energy producing regions. The U.S. government has issued warnings that energy assets, specifically those related to pipeline infrastructure, production facilities and transmission and distribution facilities, might be specific targets of terrorist activity. Such events have led, and in the future may lead, to short-term market volatility and may have long-term effects on the U.S. economy and markets. Such events may also adversely affect our business and financial condition.

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

The gross proceeds of the offering were $86,100,000 and we received net proceeds from the offering (after deducting offering expenses of $850,574 and the sales load of $6,027,000) of $79,222,426.   Our total offering expenses consisted of legal, accounting, printing and miscellaneous expenses.  No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person owning 10 percent or more of any class of our equity securities, or (iii) any of our affiliates.

We used $19,098,750 of the net proceeds of the offering to pay dividends on, and redeem all of our previously outstanding Series A Redeemable Preferred Stock and $12,600,000 of the net proceeds of the offering to repay the outstanding balance of our credit facility.  We used $23,000,000 of the net proceeds to fund additional long-term investments in new and existing portfolio companies this fiscal quarter.  The remaining net proceeds of the offering have been used to purchase short-term, temporary investments.

On May 11, 2007, we filed a resale registration statement covering securities issued in private placements prior to the company’s initial public offering.  The securities registered for resale are the common stock and warrants issued in September 2005 in our seed round, the common stock and warrants issued in December 2005 and January 2006 in our initial private placement, the warrants issued in December 2006, and the common stock issuable upon exercise of the warrants.  We will not receive any proceeds from the securities registered for resale, other than cash consideration in connection with the exercise of the warrants.  During the fiscal quarter ended May 31, 2007, 9,125 warrants were exercised at $15.00 per common share, for proceeds of $136,875.

We did not repurchase any of our common shares during the period from our initial public offering through May 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Stockholder Proxy Voting Results

The annual meeting of stockholders was held on April 13, 2007.  The matters considered at the meeting, together with the actual vote tabulations relating to such matters are as follows:

1.	To elect H. Kevin Birzer and John R. Graham as Directors of the Company, each to hold office for a term of three years and until his successor is duly elected and qualified.

No. of Shares
(i) H. Kevin Birzer
Affirmative	7,774,469
Withheld	219,146
TOTAL	7,993,615

(ii) John R. Graham
Affirmative	7,778,738
Withheld	214,877
TOTAL	7,993,615

Charles E. Heath and Terry C. Matlack continued as directors and their terms expire on the date of the 2009 annual meeting of stockholders, and Conrad S. Ciccotello continued as a director and his term expires on the date of the 2008 annual meeting of stockholders.

2.	To ratify the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending November 30, 2007.

No. of Shares
Affirmative	7,988,946
Against	4,669
Abstain	0
TOTAL	7,993,615

Based upon votes required for approval, each of these matters passed.

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

4.1
Registration Rights Agreement, dated May 4, 2007, by and among the Company and each of the purchasers party thereto, which is attached as Exhibit 10.1 to the Form 8-K filed on May 9, 2007, is hereby incorporated by reference as Exhibit 4.1

10.1
Credit Agreement, dated as of April 23, 2007, by and among the Company and U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A., which is attached as Exhibit 10.1 to the Form 8-K filed on April 27, 2007, is hereby incorporated by reference as Exhibit 10.1

10.2
Security Agreement, dated as of April 23, 2007, by and among the Company and U.S. Bank, N.A., and Bank of Oklahoma, N.A., which is attached as Exhibit 10.2 to the Form 8-K filed on April 27, 2007, is hereby incorporated by reference as Exhibit 10.2

10.3		Registration Rights Agreement, dated May 4, 2007 (see Exhibit 4.1 above)

31.1		Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Cer	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.