Form 10-Q
period 2007-08-31
TORTOISE CAPITAL RESOURCES CORP
filed 2007-10-12
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

(913) 981-1020
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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of September 30, 2007 was 8,847,237.

TORTOISE CAPITAL RESOURCES CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Statements of Assets and Liabilities as of August 31, 2007 (unaudited) and November 30, 2006
Schedules of Investments as of August 31, 2007 (unaudited) and November 30, 2006

Statements of Operations for the three and nine months ended August 31, 2007 (unaudited), the three months ended August 31, 2006 (unaudited) and the period from
December 8, 2005 (Commencement of Operations) through
August 31, 2006 (unaudited)

Statements of Changes in Net Assets for the nine months ended August 31, 2007 (unaudited), the period from December 8, 2005 (Commencement of Operations) through
August 31, 2006 (unaudited) and the period from December 8, 2005 (Commencement of Operations) through November 30, 2006

Statements of Cash Flows for the nine months ended August 31, 2007 (unaudited) and the period from December 8, 2005 (Commencement of Operations) through August 31, 2006 (unaudited)

Financial Highlights for the nine months ended August 31, 2007 (unaudited), the period from December 8, 2005 (Commencement of Operations) through
August 31, 2006 (unaudited) and the period from December 8, 2005 (Commencement of Operations) through November 30, 2006

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	August 31, 2007	November 30, 2006
	(Unaudited)
Assets
Investments at value, non-affiliated (cost $33,145,714 and $21,867,831, respectively)	$39,179,233	$22,196,689
Investments at value, affiliated (cost $91,633,045 and $14,828,825, respectively)	93,648,840	14,828,825
Investments at value, control (cost $20,713,593 and $5,550,000, respectively)	21,503,255	5,550,000
Total investments (cost $145,492,352 and $42,246,656, respectively)	154,331,328	42,575,514
Distribution receivable from affiliated investment	66,667	-
Interest receivable from control investments	143,277	43,983
Other receivable from affiliate	-	44,487
Dividends receivable	1,849	24,262
Prepaid expenses and other assets	138,297	244,766
Total assets	154,681,418	42,933,012

Liabilities
Management fees payable to Adviser	517,455	112,765
Accrued capital gain incentive fees payable to Adviser (Note 4)	1,325,846	-
Payable for investments purchased	3,836,237	-
Dividend payable on common shares	1,591,484	-
Short-term borrowings	22,500,000	-
Accrued expenses and other liabilities	378,947	155,303
Current tax liability	-	86,386
Deferred tax liability	2,747,064	250,156
Total liabilities	32,897,033	604,610
Net assets applicable to common stockholders	$121,784,385	$42,328,402

Net Assets Applicable to Common Stockholders Consist of
Warrants, no par value; 945,774 issued and outstanding
at August 31, 2007 and 772,124 issued and outstanding at
November 30, 2006 (5,000,000 authorized)	$1,370,957	$1,104,137
Capital stock, $0.001 par value; 8,842,330 shares issued and outstanding at August 31, 2007 and 3,088,596 issued and outstanding
at November 30, 2006 (100,000,000 shares authorized)	8,842	3,089
Additional paid-in capital	117,043,347	41,018,413
Accumulated net investment loss, net of deferred tax benefit	(2,126,300)	-
Accumulated realized gain (loss), net of deferred tax expense	7,595	(906)
Net unrealized appreciation of investments, net of deferred tax expense	5,479,944	203,669
Net assets applicable to common stockholders	$121,784,385	$42,328,402

Net Asset Value per common share outstanding (net assets applicable
to common shares, divided by common shares outstanding)	$13.77	$13.70

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
SCHEDULES OF INVESTMENTS
August 31, 2007
(Unaudited)

Company	Energy Infrastructure Segment	Type of Investment	Cost	Value
Control Investments (1)
Mowood, LLC	Downstream	Equity Interest (100%) (2)	$1,500,000	$1,590,786
		Subordinated Debt (12% Due 7/1/2016) (2)	7,050,000	7,050,000
VantaCore Partners LP	Aggregate	Common Units (425,000) (2)	8,413,593	9,112,469
		Subordinated Debt (10.90% Due 5/21/2014) (2) (3)	3,750,000	3,750,000
		Incentive Distribution Rights (789 units) (2) (6)	-	-
Total Control Investments - 17.7% (4)			20,713,593	21,503,255

Affiliated Investments (5)
High Sierra Energy, LP	Midstream	Common Units (999,614) (2)	24,054,618	27,279,466
International Resource Partners LP	Coal	Common Units (500,000) (2)	9,960,000	10,000,000
LONESTAR Midstream Partners, LP	Midstream	Common Units (1,169,776) (2) (6)	23,395,520	23,395,520
LSMP GP, LP	Midstream	Incentive Distribution Rights (180 units) (2) (7)	549,142	549,142
Quest Midstream Partners, L.P.	Midstream	Common Units (945,946) (2)	16,857,315	15,836,890
Millennium Midstream Partners, LP	Midstream	Class A Common Units (875,000) (2)	16,797,880	16,587,822
		Incentive Distribution Rights (78 units) (2) (7)	18,570	-
Total Affiliated Investments -76.9% (4)			91,633,045	93,648,840

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181) (2)	7,438,430	7,500,015
Eagle Rock Energy Partners, L.P.	Midstream	Common Units (659,071)	11,125,106	14,453,427
EV Energy Partners, L.P.	Upstream	Common Units (217,391) (2)	7,456,512	7,499,555
Legacy Reserves LP	Upstream	Limited Partner Units (264,705)	3,973,539	6,143,803
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%) (2)	2,416,814	2,847,120
First American Government Obligations Fund	Short-term investment	Class Y	735,313	735,313
Total Non-affiliated Investments - 32.1% (4)			33,145,714	39,179,233

Total Investments - 126.7%(4)			$145,492,352	$154,331,328

(1) Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 7 to the financial statements for further disclosure.
(2) Fair valued securities have a total value of $132,998,785, which represents 109.2% of net assets applicable to common stockholders. These securities are deemed to be restricted; see Note 6 to the financial statements for further disclosure.
(3) Security is a variable rate instrument. Interest rate is as of August 31, 2007.
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
(6) Distributions are paid in kind.
(7) Currently non-income producing.

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
SCHEDULES OF INVESTMENTS
November 30, 2006

Company	Energy Infrastructure Segment	Type of Investment	Cost	Value
Control Investments (1)
Mowood, LLC	Downstream	Equity Interest (100%) (2)	$1,000,000	$1,000,000
		Subordinated Debt (12% Due 7/1/2016) (2)	4,550,000	4,550,000
Total Control Investments - 13.2% (3)			5,550,000	5,550,000

Affiliated Investments (4)
High Sierra Energy, LP	Midstream	Common Units (633,179) (2)	14,828,825	14,828,825
Total Affiliated Investments - 35.0% (3)			14,828,825	14,828,825

Non-affiliated Investments
Eagle Rock Energy Partners, L.P.	Midstream	Common Units (474,071) (2)	8,449,785	8,533,278
Eagle Rock Energy Partners, L.P.	Midstream	Common Units (185,000)	3,515,000	3,494,650
Legacy Reserves LP	Upstream	Limited Partner Units (264,705) (2)	4,300,446	4,566,161
High Sierra Energy GP, L.L.C.	Midstream	Options (3%) (2) (5)	171,186	171,186
First American Prime Obligations Money Market Fund	Short-term investment	Class Y	5,431,414	5,431,414
Total Non-affiliated Investments - 52.4% (3)			21,867,831	22,196,689

Total Investments - 100.6% (3)			$42,246,656	$42,575,514

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

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	Period from December 8, 2005 (1) through
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Investment Income
Distributions received from investments
Non-affiliated investments	$532,992	$350,993	$1,228,864	$350,993
Affiliated investments	1,328,533	-	2,661,815	-
Control investments	148,080	-	148,080	-
Total distributions received from investments	2,009,605	350,993	4,038,759	350,993
Less return of capital on distributions
Non-affiliated investments	(400,584)	(297,054)	(1,289,732)	(297,054)
Affiliated investments	(1,065,404)	-	(2,140,454)	-
Control investments	(86,407)	-	(86,407)	-
Net distributions from investments	457,210	53,939	522,166	53,939
Dividends from money market mutual funds	38,726	263,085	620,385	1,014,086
Interest income from control investments	306,738	131,100	597,614	131,100
Total Investment Income	802,674	448,124	1,740,165	1,199,125

Expenses
Base management fees	512,894	163,364	1,360,973	469,527
Capital gain incentive fees (Note 4)	(170,648)	-	1,325,846	-
Professional fees	187,014	61,701	401,862	145,298
Directors' fees	25,205	12,929	73,578	56,672
Administrator fees	24,193	-	54,929	-
Reports to stockholders	10,083	-	26,388	15,810
Fund accounting fees	9,294	6,599	23,571	19,008
Stock transfer agent fees	3,180	3,680	10,460	13,689
Custodian fees and expenses	3,044	1,615	8,189	5,053
Registration fees	14,686	-	22,749	-
Other expenses	16,944	486	34,936	11,335
Total Expenses before Interest Expense,
Preferred Stock Dividends and Loss on Redemption of Preferred Stock	635,889	250,374	3,343,481	736,392
Interest expense	229,692	-	347,402	-
Preferred stock dividends	-	-	228,750	-
Loss on redemption of preferred stock	-	-	731,713	-
Total Interest Expense, Preferred Stock Dividends
and Loss on Redemption of Preferred Stock	229,692	-	1,307,865	-
Total Expenses	865,581	250,374	4,651,346	736,392
Net Investment Income (Loss), before Income Taxes	(62,907)	197,750	(2,911,181)	462,733
Current tax benefit (expense)	42,732	(59,732)	42,732	(155,687)
Deferred tax benefit (expense)	(5,109)	11,904	742,149	11,904
Total tax benefit (expense)	37,623	(47,828)	784,881	(143,783)
Net Investment Income (Loss)	(25,284)	149,922	(2,126,300)	318,950

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments, before deferred tax expense	-	-	13,712	-
Deferred tax expense	-	-	(5,211)	-
Net Realized Gain on Investments	-	-	8,501	-
Net unrealized appreciation (depreciation) of non-affiliated investments	(1,821,769)	297,054	5,686,094	297,054
Net unrealized appreciation of affiliated investments	68,414	-	2,034,365	-
Net unrealized appreciation of control investments	615,708	-	789,662	-
Net unrealized appreciation (depreciation), before deferred taxes	(1,137,647)	297,054	8,510,121	297,054
Deferred tax benefit (expense)	432,306	(115,851)	(3,233,846)	(115,851)
Net unrealized appreciation (depreciation) of investments	(705,341)	181,203	5,276,275	181,203
Net Realized and Unrealized Gain (Loss) on Investments	(705,341)	181,203	5,284,776	181,203

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders
Resulting from Operations	$(730,625)	$331,125	$3,158,476	$500,153

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders
Resulting from Operations Per Common Share
Basic and diluted	$(0.08)	$0.11	$0.43	$0.16

Weighted Average Shares of Common Stock Outstanding:
Basic and diluted	8,840,487	3,088,596	7,387,780	3,088,596

(1) Commencement of Operations.

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the nine months ended	Period from December 8, 2005 (1) through	Period from December 8, 2005 (1) through
	August 31, 2007	August 31, 2006	November 30, 2006
	(Unaudited)	(Unaudited)

Operations
Net investment income (loss)	$(2,126,300)	$318,950	$733,276
Net realized gain (loss) on investments	8,501	-	(906)
Net unrealized appreciation on investments	5,276,275	181,203	203,669
Net increase in net assets applicable to common stockholders resulting from operations	3,158,476	500,153	936,039

Dividends and Distributions to Common Stockholders
Net investment income	-	(224,893)	(639,220)
Return of capital	(3,314,379)	(207,511)	(410,903)
Total dividends and distributions to common stockholders	(3,314,379)	(432,404)	(1,050,123)

Capital Share Transactions
Proceeds from private offerings of 3,066,667 common shares	-	44,895,868	44,895,868
Proceeds from issuances of 772,124 warrants	-	1,104,137	1,104,137
Proceeds from initial public offering of 5,740,000 common shares	86,100,000	-	-
Proceeds from issuance of 185,000 warrants	283,050	-	-
Proceeds from exercise of 11,350 warrants	170,250	-	-
Underwriting discounts and offering expenses associated with the issuance of
common shares	(6,983,951)	(3,769,372)	(3,769,373)
Issuance of 2,384 common shares from reinvestment of dividend distributions to stockholders	42,537	-	-
Net increase in net assets, applicable to common stockholders, from capital share transactions	79,611,886	42,230,633	42,230,632
Total increase in net assets applicable to common stockholders	79,455,983	42,298,382	42,116,548

Net Assets
Beginning of period	42,328,402	211,854	211,854
End of period	$121,784,385	$42,510,236	$42,328,402
Accumulated net investment income (loss) net of deferred tax expense (benefit), at end of period	$(2,126,300)	$-	$-

(1) Commencement of Operations.

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)
	For the nine months ended August 31, 2007	Period from December 8, 2005 (1) through August 31, 2006
Cash Flows From Operating Activities
Distributions received from investments	$3,972,092	$350,993
Interest and dividend income received	1,141,118	1,009,772
Purchases of long-term investments	(107,608,442)	(23,549,991)
Proceeds from sales of long-term investments	-	1,000,000
Proceeds (purchases) of short-term investments, net	4,696,101	(20,649,152)
Interest expense paid	(193,127)	-
Preferred stock dividends	(228,750)	-
Current tax expense paid	(19,362)	-
Operating expenses paid	(1,634,910)	(698,165)
Net cash used in operating activities	(99,875,280)	(42,536,543)
Cash Flows from Financing Activities
Issuance of common stock (including warrant exercises)	86,270,250	46,000,005
Common stock issuance costs	(6,765,958)	(3,769,372)
Issuance of preferred stock	18,216,950	-
Redemption of preferred stock	(18,870,000)	-
Preferred stock issuance costs	(78,654)	-
Issuance of warrants	283,050	-
Advances from revolving line of credit	36,500,000	-
Repayments on revolving line of credit	(14,000,000)	-
Dividends paid to common stockholders	(1,680,358)	-
Net cash provided by financing activities	99,875,280	42,230,633
Net decrease in cash	-	(305,910)
Cash--beginning of period	-	305,910
Cash--end of period	$-	$-

Reconciliation of net increase in net assets applicable to common stockholders resulting from operations to net cash used in operating activities
Net increase in net assets applicable to common stockholders resulting from operations	$3,158,476	$500,153
Adjustments to reconcile net increase in net assets applicable to common stockholders resulting from operations to net cash used in operating activities
Purchases of long-term investments	(111,444,679)	(23,549,991)
Return of capital on distributions received	3,516,593	297,054
Proceeds from sales of long-term investments		1,000,000
Proceeds (purchases) of short-term investments, net	4,696,101	(20,649,152)
Accrued capital gain incentive fees payable to Adviser	1,325,846	-
Deferred income tax expense	2,496,908	103,947
Realized gains on investments	(13,712)	-
Amortization of issuance costs	2,110	-
Loss on redemption of preferred stock	731,713	-
Net unrealized appreciation of investments	(8,510,121)	(297,054)
Changes in operating assets and liabilities
Increase in interest, dividend and distribution receivable	(143,548)	(135,414)
Increase in prepaid expenses and other assets	(22,997)	(98,156)
Increase (decrease) in current tax liability	(86,386)	155,687
Increase in management fees payable to Adviser	404,690	108,987
Increase in payable for investments purchased	3,836,237	-
Increase in accrued expenses and other liabilities	177,489	27,396
Total adjustments	(103,033,756)	(43,036,696)
Net cash used in operating activities	$(99,875,280)	$(42,536,543)
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$42,537	$-

(1) Commencement of Operations.

See Accompanying Notes to the Financial Statements

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the nine months ended	Period from December 8, 2005 (1) through	Period from December 8, 2005 (1) through
	August 31, 2007	August 31, 2006	November 30, 2006
	(Unaudited)	(Unaudited)

Per Common Share Data (2)
Net Asset Value, beginning of period	$13.70	$-	$-
Initial offering price	-	15.00	15.00
Premium less underwriting discounts and offering costs on initial public
offering of common shares (3)	0.01	-	-
Underwriting discounts and offering costs on issuance of common shares	-	(1.22)	(1.22)
Income from Investment Operations:
Net investment income (loss) (4)	(0.24)	0.07	0.21
Net realized and unrealized gain on investments (4)	0.74	0.05	0.05
Total increase from investment operations	0.50	0.12	0.26
Less Dividends and Distributions to Common Stockholders:
Net investment income	-	(0.07)	(0.21)
Return of capital	(0.44)	(0.07)	(0.13)
Total dividends and distributions to common stockholders	(0.44)	(0.14)	(0.34)
Net Asset Value, end of period	$13.77	$13.76	$13.70
Per common share market value, end of period (5)	$14.45	N/A	N/A
Total Investment Return, including capital gain incentive fees, based on net asset value (6)	3.38%	(7.33)%	(6.39)%
Total Investment Return, excluding capital gain incentive fees, based on net asset value (6)	4.51%	(7.33)%	(6.39)%
Total Investment Return, based on market value (7)	(1.62)%	N/A	N/A
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000's)	$121,784	$42,510	$42,328
Ratio of expenses (including current and deferred income tax expense
and capital gain incentive fees) to average net assets: (8) (9) (10)	9.16%	3.24%	3.64%
Ratio of expenses (excluding current and deferred income tax expense)
to average net assets: (8) (11)	6.00%	2.39%	2.40%
Ratio of expenses (excluding current and deferred income tax expense
and capital gain incentive fees) to average net assets: (8) (11) (12)	4.29%	2.39%	2.40%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense and capital gain incentive fees: (8) (11) (12)	(2.04)%	1.50%	2.71%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense : (8) (10) (11)	(3.75)%	1.50%	2.71%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense and capital gain incentive fees: (8) (9) (10)	(6.91)%	6.50%	1.47%
Portfolio turnover rate (8) (13)	0.00%	6.38%	9.51%

(1) Commencement of Operations.
(2) Information presented relates to a share of common stock outstanding for the entire period.
(3) Represents the premium on the initial public offering of $1.17 per share, less the underwriting discounts and offering costs of $1.16 per share.
(4) The per common share data for the period from December 8, 2005 through August 31, 2006 and the period from December 8, 2005 through November 30, 2006 do not reflect the change in estimate of investment income and return of capital for the respective period. See Note 2D to the financial statements for further disclosure.
(5) Per common share market value for the period from December 8, 2005 through August 31, 2006 and the period from December 8, 2005 through November 30, 2006 not applicable as shares were not publicly traded.
(6) Not annualized for periods less than a year. Total investment return is calculated assuming a purchase of common stock at the initial offering price, reinvestment of dividends at actual prices pursuant to the Company's dividend reinvestment plan or net asset value, as applicable, and a sale at net asset value, end of period.
Total investment return does not reflect brokerage commissions.
(7) Not annualized for periods less than a year. Total investment return is calculated assuming a purchase of common stock at the initial public offering price, reinvestment of dividends at actual prices pursuant to the Company's dividend reinvestment plan or market value, as applicable, and a sale at the current market price on the last day of the period reported (excluding brokerage commissions). Total investment return on a market value basis is shown for the period from February 7, 2007
(the Company's initial public offering) through August 31, 2007. Total investment return does not reflect brokerage commissions.
(8) Annualized for periods less than one full year.
(9) For the nine months ended August 31, 2007, the Company accrued $42,732 in current income tax benefit and $2,496,908 in deferred income tax expense.
For the period from December 8, 2005 through August 31, 2006, the Company accrued $155,687 in current income tax expense, and $103,947 in net deferred income tax expense.
For the period from December 8, 2005 through November 30, 2006, the Company accrued $265,899 in current income tax expense, and $250,156 in net deferred income tax expense.
(10) For the nine months ended August 31, 2007, the Company accrued $1,325,846 in capital gain incentive fees. There were no capital gain incentive fees accrued for the period from
December 8, 2005 through August 31, 2006 or the period from December 8, 2005 through November 30, 2006.
(11) The ratio excludes the impact of current and deferred income taxes.
(12) The ratio excludes the impact of capital gain incentive fees.
(13) There were no sales during the nine months ended August 31, 2007. The recognition of realized gains was related to a reclassification of the amount of investment income and return of capital recognized based on the 2006 tax reporting information received from portfolio companies.
See Note 2D to the financial statements for further disclosure.

See Accompanying Notes to the Financial Statements

TORTOISE CAPITAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007
(UNAUDITED)

1.	Organization
Tortoise Capital Resources Corporation (the "Company") was organized as a Maryland corporation on September 8, 2005, and is a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector.  The Company invests primarily in privately held and micro-cap public companies operating in the midstream and downstream segments, and to a lesser extent the upstream segment.  The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Tortoise Capital Advisors, L.L.C., an investment advisor specializing in the energy sector.  The Company’s shares are listed on the New York Stock Exchange under the symbol “TTO”.

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

B. Investment Valuation– The Company invests primarily in illiquid securities including debt and equity securities of privately-held companies.  The investments generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis.  Fair value is intended to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced liquidation or sale.  Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.  The Company’s Board of Directors may consider other methods of valuing investments as appropriate and in conformity with U.S. generally accepted accounting principles.  The Board of Directors are ultimately and solely responsible for determining the fair value of the investments in good faith.

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

If the portfolio company has an adequate enterprise value to support the repayment of its debt, the fair value of the Company’s loan or debt security normally corresponds to cost unless the portfolio company’s condition or other factors lead to a determination of fair value at a different amount.  When receiving nominal cost warrants or free equity securities (“nominal cost equity”), the Company allocates the cost basis in the investment between debt securities and nominal cost equity at the time of origination.  At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.  The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after repayment of debt and other preference capital, and other pertinent factors such as recent offers to purchase a company, recent transactions involving the purchase or sale of equity securities, or other liquidation events.  The determined equity values are generally discounted when holding a minority position, when restrictions on resale are present, when there are specific concerns about the receptivity of the capital markets to a specific company at a certain time, or when other factors are present.

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

C. Interest and Fee Income– Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.  When investing in instruments with an original issue discount or payment-in-kind interest, the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued.  Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties.  Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered.  For the three and nine-month periods ended August 31, 2007, the Company received no fee income.

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

During the nine-month period ended August 31, 2007, the Company reclassified the amount of investment income and return of capital it recognized based on the 2006 tax reporting information received from the individual portfolio companies.  This reclassification amounted to a decrease in pre-tax net investment income of approximately $314,000 or $0.04 per share ($195,000 or $0.02 per share, net of deferred tax benefit), an increase in unrealized appreciation of investments of approximately $300,000 or $0.03 per share ($186,000 or $0.02 per share, net of deferred tax expense) and an increase in realized gains of approximately $14,000 or $0.002 per share ($9,000 or $0.001 per share, net of deferred tax expense) for the period from December 8, 2005 (Commencement of Operations) through November 30, 2006.  The reclassification is reflected in the accompanying Statements of Operations for the nine-month period ended August 31, 2007.

E. Dividends to Stockholders–The amount of any quarterly dividends will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes.  For the nine-month period ended August 31, 2007, the Company’s dividends, for book purposes, were comprised entirely of return of capital.  For the year ended November 30, 2006, the Company’s dividends, for book purposes were comprised of 61 percent investment income and 39 percent return of capital, and for tax purposes were comprised of 42 percent investment income and 58 percent return of capital.  Had the information from the 2006 tax reporting information received from the individual portfolio companies as described in the paragraph above been obtained prior to November 30, 2006, the Company’s dividends, for book purposes, would have been comprised of 31 percent investment income and 69 percent return of capital.  The tax character of dividends paid for the year ended November 30, 2007 will be determined subsequent to year-end.

F. Federal and State Income Taxation– The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income.   Currently, the maximum marginal regular federal income tax rate for a corporation is 35 percent; however, the Company anticipates a marginal effective tax rate of 34 percent due to expectations of the level of taxable income relative to the federal graduated tax rates, including the tax rate anticipated when temporary differences reverse.  The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.

The Company invests its assets primarily in limited partnerships (L.P.s) or limited liability companies (LLCs), which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company’s tax expense or benefit will be included in the Statement of Operations based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

G. Organization Expenses and Offering Costs - The Company is responsible for paying all organization and offering expenses. Offering costs paid by the Company were charged as a reduction of paid-in capital at the completion of the Company’s initial public offering, and amounted to $889,050 (excluding underwriter commissions).  Organizational expenses in the amount of $88,906 were expensed prior to the commencement of operations.

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

J. Recent Accounting Pronouncements– In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date.  At this time, the Company is evaluating the implications of FIN 48 and its impact on the financial statements has not yet been determined.

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
The Company’s goal is to provide stockholders with a high level of total return with an emphasis on dividends and dividend growth.  The Company invests primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment of the U.S. energy infrastructure sector.  The Company may, for defensive purposes, temporarily invest all or a significant portion of its assets in investment grade securities, short-term debt securities and cash or cash equivalents. To the extent the Company uses this strategy it may not achieve its investment objective.

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

The incentive fee consists of two parts.  The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter.  “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares.  “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable).  Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash.  Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.  The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter.  The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter.

The second part of the incentive fee payable to the Adviser, the capital gains fee, is equal to:  (A) 15 percent of (i) the Company’s net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from December 8, 2005 to the end of each fiscal year, less (ii) any unrealized capital depreciation at the end of such fiscal year, less (B) the aggregate amount of all capital gains fees paid to the Adviser in prior fiscal years.  The calculation of the capital gains fee includes any capital gains that result from the cash distributions that are treated as a return of capital.  In that regard, any such return of capital will be treated as a decrease in the cost basis of an investment for purposes of calculating the capital gains fee.  The capital gains fee is calculated and payable annually within thirty (30) days of the end of each fiscal year.  Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security.  Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security.  Unrealized capital depreciation on a security will be calculated as the amount by which the Company’s adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year.  During the nine-month period ended August 31, 2007, the Company accrued no investment income fees, and accrued $1,325,846 as a provision for capital gains incentive fees.  The provision for capital gains incentive fees is a result of the increase in fair value and unrealized appreciation of investments.  Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes.  Components of the Company’s deferred tax assets and liabilities as of August 31, 2007, and November 30, 2006 are as follows:

	August 31, 2007	November 30, 2006
Deferred tax assets:
Organization costs	$29,843	$31,532
Capital gain incentive fees	503,822	-
Net operating loss carryforwards	1,043,747	-
	1,577,412	31,532
Deferred tax liabilities:
Net unrealized gains on investment securities	3,358,813	124,967
Basis reduction of investment in MLPs	965,663	156,721
	4,324,476	281,688
Total net deferred tax liability	$2,747,064	$250,156

The amount of deferred tax asset for the net operating loss carryforward at August 31, 2007 is based on the results of operations for the nine-month period ended August 31, 2007.

Total income tax expense or benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent for the periods ended August 31, 2007 and 35 percent for the periods ended August 31, 2006 to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows.

Management has re-evaluated the rate at which it expects the components of deferred tax assets and liabilities to reverse in the future and has determined that 34 percent is reflective of its expected future federal income tax rate at which such amounts are expected to reverse.  The impact of this change is not significant to income tax expense for the current period.

	For the three	For the three
	months ended	months ended
	August 31, 2007	August 31, 2006

Application of statutory income tax rate	$(453,224)	$146,891
State income taxes, net of federal taxes	(46,594)	16,788
Other, net	29,889	-
Total tax expense (benefit)	$(469,929)	$163,679

	For the nine	For the period
	months ended	December 8, 2006 to
	August 31, 2007	August 31, 2006

Application of statutory income tax rate	$1,863,266	$265,926
State income taxes, net of federal taxes	225,934	30,391
Preferred dividends	86,925	-
Loss on redemption of preferred stock	278,051	-
Change in deferred tax valuation allowance	-	(36,683)
Total tax expense	$2,454,176	$259,634

At August 31, 2007, a valuation allowance was not recorded because the Company believes it is more likely than not that there is an ability to utilize its deferred tax asset.

For the three months ended August 31, 2007, the components of income tax benefit include current federal and state tax (benefit)/expense (net of federal benefit) of $(44,252) and $1,520 and deferred federal and state income tax benefit (net of federal benefit) of $379,083 and $48,114, respectively.  For the three months ended August 31, 2006, the components of income tax expense include current federal and state income tax expense of $53,606 and $6,126, and deferred federal and state income tax expense (net of federal benefit) of $93,285 and $10,662 respectively.

For the nine months ended August 31, 2007, the components of income tax (benefit)/expense include current federal and state tax (benefit)/expense (net of federal benefit) of $ (44,252) and $1,520 and deferred federal and state income tax expense (net of federal benefit) of $2,272,494 and $224,414 respectively.  For the period from December 8, 2005 to August 31, 2006, the components of income tax expense include current federal and state income tax expense (net of federal benefit) of $139,719 and $15,968, and deferred federal and state income tax expense (net of federal benefit) of $93,285 and $10,662 respectively.

As of August 31, 2007, the aggregate cost of securities for Federal income tax purposes was $142,951,135.  At August 31, 2007, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $12,275,282, the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $895,089 and the net unrealized appreciation was $11,380,193.

6.	Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2.  The tables below show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), value per unit of such securities and percent of net assets applicable to common stockholders as of August 31, 2007 and November 30, 2006, respectively.

August 31, 2007 Investment Security		Equity Interest, Units or Principal Amount	Acquisition Dates	Acquisition Cost	Value Per Unit	Percent of Net Assets
Abraxas Energy Partners, L.P.	Common Units	450,181	5/25/07	$7,500,015	$16.66	6.2%
EV Energy Partners, L.P.	Common Units	217,391	6/1/07	7,499,990	34.50	6.2
High Sierra Energy, LP	Common Units	999,614	11/2/06, 6/15/07	24,828,836	27.29	22.3
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06, 5/1/07	2,421,186	N/A	2.3
International Resource Partners LP	Class A Common Units	500,000	6/12/07	10,000,000	20.00	8.2
LONESTAR Midstream Partners, LP	Class A Common Units	1,169,776	7/27/07	23,395,520	20.00	19.2
LSMP GP, LP	GP LP Units	180	7/27/07	549,142	3,050.79	0.5
Millennium Midstream Partners, LP	Class A Common Units	875,000	12/28/06	17,481,430	18.96	13.6
Millennium Midstream Partners, LP	Incentive Distribution Rights	78	12/28/06	18,570	-	-
Mowood, LLC	Equity Interest	100%	6/5/06, 5/4/07	1,500,000	N/A	1.3
Mowood, LLC	Subordinated Debt	$7,050,000	6/5/06, 5/4/07, 6/29/07	7,050,000	N/A	5.8
Quest Midstream Partners, L.P.	Common Units	945,946	12/22/06	17,500,001	16.74	13.0
VantaCore Partners LP	Common Units	425,000	5/21/07	8,500,000	21.44	7.5
VantaCore Partners LP	Incentive Distribution Rights	789	5/21/07	-	-	-
VantaCore Partners LP	Subordinated Debt	$3,750,000	5/21/07	3,750,000	N/A	3.1
				$131,994,690		109.2%

The carrying value per unit of unrestricted common units of EV Energy Partners, L.P. was $35.88 on June 1, 2007, the date of the purchase agreement and date an enforceable right to acquire the restricted EV Energy Partners, L.P. units was obtained by the Company.

November 30, 2006 Investment Security		Equity Interest, Units or Principal Amount	Acquisition Date	Acquisition Cost	Value Per Unit	Percent of Net Assets
Eagle Rock Energy Partners, L.P.	Common Units	474,071	3/27/06	$12,058,401	$18.00	20.1%
High Sierra Energy, LP	Common Units	633,179	11/2/06	14,828,825	23.42	35.0
High Sierra Energy GP, LLC	Option to Purchase Equity Interest	3%	11/2/06	171,186	N/A	0.4
Legacy Reserves LP	Limited Partner Units	264,705	3/14/06	4,499,985	17.25	10.8
Mowood, LLC	Equity Interest	100%	6/5/06	1,000,000	N/A	2.4
Mowood, LLC	Subordinated Debt	$4,550,000	6/5/06	4,550,000	N/A	10.8
				$37,108,397		79.5%

7.	Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act.  Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate value of all securities of affiliates and controlled entities held by the Company as of August 31, 2007 amounted to $115,152,095 representing 94.6 percent of net assets applicable to common stockholders.  A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at August 31, 2007 or during the nine months then ended is as follows:

	Units/ Equity Interest/ Principal Balance 11/30/06	Gross Additions	Gross Reductions	Gross Distributions	August 31, 2007
					Units/ Equity Interest/ Principal Balance	Value
High Sierra Energy, LP	633,179	$10,000,011	-	$1,032,291	999,614	$27,279,466
International Resource Partners LP	-	10,000,000	-	66,667	500,000	10,000,000
LONESTAR Midstream Partners, LP	-	23,395,520	-	-	1,169,776	23,395,520
LSMP GP, LP	-	549,142	-	-	180	549,142
Millennium Midstream Partners, LP Class A Common Units	-	17,481,430	-	759,500	875,000	16,587,822
Millennium Midstream Partners, LP Incentive Distribution Rights	-	18,570	-	-	78	-
Mowood, LLC Subordinated Debt	$4,550,000	2,500,000	-	-	$7,050,000	7,050,000
Mowood, LLC Equity Interest	100%	500,000	-	57,125	100%	1,590,786
Quest Midstream Partners, L.P.	-	17,500,001	-	803,357	945,946	15,836,890
VantaCore Partners LP Subordinated Debt	-	3,750,000	-	-	$3,750,000	3,750,000
VantaCore Partners LP Common Units	-	8,500,000	-	90,955	425,000	9,112,469
VantaCore Partners LP Incentive Distribution Rights	-	-	-	-	789	-
		$94,194,674	-	$2,809,895		$115,152,095

8.	Investment Transactions
For the nine-month period ended August 31, 2007, the Company purchased (at cost) securities in the amount of $111,444,679 and sold no securities (excluding short-term debt securities).

9.	Credit Facilities
On December 13, 2006, the Company entered into a $15,000,000 secured committed credit facility, maturing December 12, 2007, with U.S. Bank, N.A.  The principal amount of the credit facility was subsequently increased to $20,000,000.  This credit facility had a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and was secured with all assets of the Company.  The non-usage fee was not applicable during a defined 120 day “resting period” following the initial public offering.  The average principal balance and interest rate for the period during which the credit facility was utilized (December 22, 2006 through February 6, 2007) was approximately $11,600,000 and 7.08 percent, respectively.

On April 25, 2007, the Company replaced its previous revolving credit facility with U.S. Bank, N.A. and entered into a new secured committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A.  The new credit facility matures on March 21, 2008 and provides for a revolving credit facility of up to $20,000,000 that can be increased to $40,000,000 if certain conditions are met.  The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company.  The non-usage fee is not applicable during a defined 120 day “resting period” following the initial public offering.  Proceeds from the credit facility are used to execute the Company’s investment objective. On July 18, 2007, the credit facility was amended to increase the maximum principal amount of the revolving credit facility from $20,000,000 to $35,000,000.

The average principal balance and interest rate for the period during which the credit facilities were utilized were approximately $12,058,400 and 7.12 percent, respectively.  As of August 31, 2007, there was $22,500,000 outstanding under the credit facility.  A portion of the remaining availability under the credit facility has been segregated to fund the future purchase commitments to LONESTAR Midstream Partners, LP and LSMP GP LP.

10.	Preferred Stock
On December 22, 2006, the Company issued 466,666 shares of Series A Redeemable Preferred Stock and 70,000 warrants at $15.00 per share.  On December 26, 2006, the Company issued an additional 766,667 shares of Series A Redeemable Preferred Stock and 115,000 warrants at $15.00 per share.  Holders of Series A Redeemable Preferred Stock received cash dividends (as declared by the Board of Directors and from funds legally available for distribution) at the annual rate of 10 percent of the original issue price.  On February 7, 2007, the Company redeemed all of the preferred stock at $15.00 per share plus a 2 percent premium, for a total redemption price of $18,870,000. After attributing $283,059 in value to the warrants, the redemption premium of $370,000 and $78,654 in issuance costs, the Company recognized a loss on redemption of the preferred stock of $731,713.  In addition, dividends in the amount of $228,750 were paid to the preferred stockholders.

11.	Common Stock
The Company has 100,000,000 shares authorized and 8,842,330 shares outstanding at August 31, 2007.

Shares at November 30, 2006	3,088,596
Shares sold through initial public offering	5,740,000
Shares issued through reinvestment of dividends	2,384
Shares issued upon exercise of warrants	11,350
Shares at August 31, 2007	8,842,330

12.	Warrants
At August 31, 2007, there were 945,774 warrants issued and outstanding.  The warrants became exercisable on the date of the Company’s initial public offering of common shares, subject to a lock-up period with respect to the underlying common shares.  Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share.  Warrants were issued as separate instruments from common shares and are permitted to be transferred independently from the common shares.  The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

Warrants at November 30, 2006	772,124
Warrants issued in December 2006	185,000
Warrants exercised	(11,350)
Warrants at August 31, 2007	945,774

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended August 31, 2007	For the three months ended August 31, 2006	For the nine months ended August 31, 2007	Period from December 8, 2005 (Commencement of Operations) through August 31, 2006

Net increase (decrease) in net assets applicable to common stockholders resulting from operations	$(730,625)	$331,125	$3,158,476	$500,153
Basic weighted average shares	8,840,487	3,088,596	7,387,780	3,088,596
Average warrants outstanding	-	-	-	-
Diluted weighted average shares	8,840,487	3,088,596	7,387,780	3,088,596
Basic and diluted net increase (decrease) in net assets applicable to common stockholders resulting from operations per common share	$(0.08)	$0.11	$0.43	$0.16

Warrants to purchase shares of common stock at $15.00 per share were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average net asset value of the common shares, and therefore, the effect would be anti-dilutive.

14.	Subsequent Events

On September 4, 2007, the Company paid a dividend in the amount of $0.18 per share, for a total of $1,591,484.  Of this total, the dividend reinvestment amounted to $72,881.

On September 17, 2007, we invested $2,560,620 in additional Class A common units of LONESTAR Midstream Partners, LP and $39,623 in additional GP LP units of LSMP GP, LP by utilizing the borrowing capacity under the revolving credit facility.

On September 28, 2007, the Company increased the maximum principal amount of the revolving credit facility from $35,000,000 to $40,000,000.

ADDITIONAL INFORMATION
(Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are interested persons or any of its officers. For the nine-month period ended August 31, 2007, the aggregate compensation paid by the Company to the independent directors was $76,000. The Company did not pay any special compensation to any of its directors or officers.

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

The amendments to the Plan provide that the Company intends to use primarily newly-issued shares of the Company’s common stock to implement the Plan, whether its shares are trading at a premium or discount to net asset value (“NAV”).  However, the Company reserves the right to instruct the Agent to purchase shares in the open market in connection with the Company’s obligations under the Plan.  The number of newly issued shares will be determined by dividing the total dollar amount of the distribution payable to the participant by the closing price per share of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the distribution payment date, or the average of the reported bid and asked prices if no sale is reported for that day.  If distributions are reinvested in shares purchased on the open market, then the number of shares received by a stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by the weighted average price per share (including brokerage commissions and other related costs) for all shares purchased by the Agent on the open-market in connection with such distribution. Such open-market purchases will be made by the Agent as soon as practicable, but in no event more than 30 days after the distribution payment date.  The plan previously provided that the Agent would receive from the Company newly-issued shares of the Company’s common stock for each participant’s account only if the Company’s common stock was trading at a premium to NAV.  In addition, the Plan previously provided that open-market purchases would be made prior to the next succeeding ex-dividend date.

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

We may experience fluctuations in our quarterly operating results due to a number of factors, including the return on our equity investments, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Overview

We invest primarily in privately-held and micro-cap public energy companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment of the U.S. energy infrastructure sector.  We believe companies in the energy infrastructure sector generally produce stable cash flows as a result of their fee-based revenues and limited direct commodity price risk.  Our goal is to provide our stockholders with a high level of total return, with an emphasis on dividends and dividend growth.  We invest primarily in the equity securities of companies that we expect to pay us distributions on a current basis and provide us distribution growth.  These securities will generally be limited partner interests, including interests in master limited partnerships (“MLPs”), and limited liability company interests, and may also include, among others, general partner interests, common and preferred stock, convertible securities, warrants and depository receipts of companies that are organized as corporations, limited partnerships or limited liability companies.

Companies in the midstream segment of the energy infrastructure sector engage in the business of transporting, processing or storing natural gas, natural gas liquids, coal, crude oil, refined petroleum products and renewable energy resources.  Companies in the downstream segment of the energy infrastructure sector engage in distributing or marketing such commodities and companies in the upstream segment of the energy infrastructure sector engage in exploring, developing, managing or producing such commodities.  Under normal conditions, we intend to invest at least 90% of our total assets (including assets obtained through leverage) in companies in the energy infrastructure sector.  Companies in the energy infrastructure sector include (i) companies that derive a majority of their revenues from activities within the downstream, midstream and upstream segments of the energy infrastructure sector, and (ii) companies that derive a majority of their revenues from providing products or services to such companies.  Our investments are expected to range between $5,000,000 and $30,000,000 per investment, although investment sizes may be smaller or larger than this targeted range.

We are treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“the 1940 Act”), and we are classified as a closed-end, non-diversified management investment company under the 1940 Act. As a BDC, we are subject to numerous regulations and restrictions. Unlike most investment companies, we are, and intend to continue to be, taxed as a general business corporation under the Internal Revenue Code of 1986, as amended (“the Code”). The Company is externally managed by Tortoise Capital Advisors, L.L.C. (“the Adviser”), an investment advisor specializing in the energy sector.

Portfolio and Investment Activity

On June 1, 2007, we invested $7,499,990 in common units issued to us by EV Energy Partners, L.P., a master limited partnership engaged in acquiring, producing and developing oil and gas properties.  EV Energy Partners, L.P. stated that it plans to use the proceeds of the private placement to repay all of its borrowings under its revolving credit facility which were used to finance a previously completed acquisition.  In addition, proceeds will fund a portion of its $97,000,000 acquisition of oil and natural gas properties.

On June 12, 2007, we invested $10,000,000 in International Resource Partners LP, a newly formed private partnership.  International Resource Partners LP acquired International Resources, LLC, the coal subsidiary of International Industries, Inc.  The company’s initial acquisition of surface and underground coal mine operations in southern West Virginia is comprised of metallurgical and steam coal reserves, a coal washing and preparation plant, rail load-out facilities and a sales and marketing subsidiary.

On June 15, 2007, we completed a follow-on investment, purchasing $10,000,011 in common units of High Sierra Energy, LP.  The company indicated that it plans to use the proceeds to support its continued expansion.

On June 29, 2007, we completed a $2,000,000 follow-on debt investment in Mowood, LLC which will be used for project financing of landfill to gas energy projects.

On July 27, 2007, we completed an investment of $19,617,740 in common units of LONESTAR Midstream Partners, LP, a gatherer and processor of natural gas in six counties in Texas, and $490,685 in GP LP units of LSMP GP LP, the general partner of LONESTAR Midstream Partners, LP.  We have agreed to purchase $2,560,620 of additional Class A common units of LONESTAR Midstream Partners, LP and $39,623 of GP LP units from LSMP GP, LP in September 2007 and $1,217,160 of additional Class A common units of LONESTAR Midstream Partners, LP and $18,834 of GP LP units of LSMP GP, LP in December 2007.  The company indicated that it plans to use the proceeds to support various expansion projects.

As of August 31, 2007, the value of our investment portfolio (excluding short-term investments) totaled $153,596,015 including equity investments of $142,796,015 and debt investments of $10,800,000, across the following segments of the energy infrastructure sector:

Midstream	66%
Upstream	14%
Coal/Aggregate	14%
Downstream	6%
Total	100%

Our Adviser monitors each portfolio company to determine progress relative to meeting the company’s business plan and to assess the appropriate strategic and tactical courses of action for the company. This monitoring may be accomplished by attendance at Board of Directors meetings, the review of periodic operating reports and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Our Adviser’s monitoring activities are expected to provide it with the necessary access to monitor compliance with existing covenants, to enhance our ability to make qualified valuation decisions, and to assist our evaluation of the nature of the risks involved in each individual investment. In addition, these monitoring activities should permit our Adviser to diagnose and manage the common risk factors held by our total portfolio, such as sector concentration, exposure to a single financial sponsor, or sensitivity to a particular geography.

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

As of August 31, 2007, all of our portfolio companies have a rating of (1).

Results of Operations

Set forth are the results of operations for the three and nine months ended August 31, 2007 as compared to the three months ended August 31, 2006 and the period from December 8, 2005 (Commencement of Operations) through August 31, 2006.

Investment Income:  Investment income totaled $802,674 and $1,740,165 for the three and nine-month periods ended August 31, 2007, respectively, compared to $448,124 and $1,199,125 for the three months ended August 31, 2006 and the period from December 8, 2005 through August 31, 2006, respectively.  Investment income for the three-month period ended August 31, 2007 consisted of $2,009,605 in gross distributions from investments, including $1,552,395 characterized as return of capital (which includes $314,000 related to the reclassification of investment income and return of capital based on the 2006 tax reporting information received from our portfolio companies), and $345,464 in dividends from money market mutual funds, interest income from debt investments and other income.  Investment income for the nine-month period ended August 31, 2007 consisted of $4,038,759 in gross distributions from investments, including $3,516,593 characterized as return of capital, and $1,217,999 in dividends from money market mutual funds, interest income from debt investments and other income.  Investment income for the three-month period ended August 31, 2006 consisted of $350,993 in gross distributions from investments, including $297,054 characterized as return of capital and $394,185 in dividends from money market mutual funds and interest income from debt investments.  Investment income for the nine-month period ended August 31, 2006 consisted of $350,993 in gross distributions from investments, including $297,054 characterized as return of capital and $1,145,186 in dividends from money market mutual funds and interest income from debt investments.  The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of August 31, 2007 was 8.74 percent, as compared to 8.73 percent at August 31, 2006.

Operating Expenses: Total operating expenses totaled $865,581 and $4,651,346 for the three and nine-month periods ended August 31, 2007, respectively, compared to $250,374 and $736,392 for the three months ended August 31, 2006 and the period from December 8, 2005 through August 31, 2006, respectively.  Total operating expenses for the three-month period ended August 31, 2007 consisted of $512,894 in management fees, $170,648 as a reduction in capital gain incentive fees, $293,643 in other operating expenses and  $229,692 in interest expense on our line of credit. For the nine-month period ended August 31, 2007, total operating expenses consisted of $1,360,973 in management fees, $1,325,846 in capital gain incentive fees, $731,713 in redemption premium and issuance costs on previously outstanding Series A Redeemable Preferred Stock, $576,152 in interest expense on our line of credit and preferred dividends, and $656,662 in other operating expenses. Total operating expenses for the three-month period ended August 31, 2006 consisted of $163,364 in management fees and $87,010 in other operating expenses and for the period from December 8, 2005 through August 31, 2006 consisted of $469,527 in management fees, and $266,865 in other operating expenses. The increase in expenses for the three and nine-month periods ended August 31, 2007 as compared to the three months ended August 31, 2006 and the period from December 8, 2005 (Commencement of Operations) through August 31, 2006, respectively, generally relate to capital gain incentive fees and the redemption premium and issuance costs on previously outstanding Series A Redeemable Preferred Stock, which was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of the initial public offering.  The provision for capital gains incentive fees resulted from the increase in fair value and unrealized appreciation on investments.  Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.

Distributable Cash Flow: Our portfolio generates cash flow to us from which we pay dividends to stockholders.  When our Board of Directors determines the amount of any distribution we expect to pay our stockholders, it will review distributable cash flow (“DCF”). DCF is distributions received from investments less our total expenses.  The total distributions received from our investments include the amount received by us as cash distributions from equity investments, paid-in-kind distributions, and dividend and interest payments.  The total expenses include current or anticipated operating expenses, leverage costs and current income taxes on our operating income.   Total expenses do not include deferred income taxes or accrued capital gain incentive fees.  Dividends paid to shareholders prior to full investment may exceed distributable cash flow for the period.

We disclose DCF in order to provide supplemental information regarding our results of operations and to enhance our investors’ overall understanding of our core financial performance and our prospects for the future.  We believe that our investors benefit from seeing the results of DCF in addition to U.S. generally accepted accounting policies (“GAAP”) information.  This non-GAAP information facilitates management’s comparison of current results with historical results of operations and with those of our peers.  This information is not in accordance with, or an alternative to, GAAP and may not be comparable to similarly titled measures reported by other companies.  The following table represents DCF for the three and nine-month periods ended August 31, 2007.

Distributable Cash Flow (unaudited)
	For the three months ended	For the nine months ended
	August 31, 2007	August 31, 2007
Total Distributions Received from Investments
Distributions received from equity investments	$2,009,605	$4,038,759
Interest income from debt investments	306,738	597,614
Dividend and interest income on short-term investments	38,726	620,385
Total from Investments	2,355,069	5,256,758

Operating Expenses Before Leverage Costs and Current Taxes
Advisory fees
Other operating expenses (excluding capital gain incentive fees)	293,643	656,662
	806,537	2,017,635
Distributable cash flow before leverage costs and current taxes	1,548,532	3,239,123
Leverage Costs	229,692	576,152
Distributable Cash Flow	$1,318,840	$2,662,971

DCF/GAAP Reconciliation
Adjustments to reconcile to Net Investment Income (Loss), before Income Taxes
Return of capital on distributions received from equity investments	(1,552,395)	(3,516,593)
Capital gain incentive fees	170,648	(1,325,846)
Loss on redemption of preferred stock	-	(731,713)
Net Investment Income (Loss), before Income Taxes	$(62,907)	$(2,911,181)

Dividends: The following table sets forth dividends paid during the nine months ended August 31, 2007:

Record Date	Payment Date	Amount
August 21, 2007	September 4, 2007	$0.18
May 22, 2007	June 1, 2007	$0.16
January 31, 2007	February 7, 2007	$0.10

Net Investment Income (Loss): Net investment loss for the three-month period ended August 31, 2007 was $25,284 (including a current tax benefit of $42,732 and deferred tax expense of $5,109) and net investment loss for the nine-month period ended August 31, 2007 was $2,126,300 (including a current tax benefit of $42,732 and deferred tax benefit of $742,149), respectively.  Net investment income for the three-month period ended August 31, 2006 and the period from December 8, 2005 through August 31, 2006 was $149,922 (including current tax expense of $59,732 and a deferred tax benefit of $11,904) and $318,950 (including current tax expense of $155,687 and a deferred tax benefit of $11,904), respectively.  The increased net investment loss for the three and nine-month periods ended August 31, 2007 as compared to the three months ended August 31, 2006 and the period from December 8, 2005 (Commencement of Operations) through August 31, 2006, respectively, generally relate to capital gain incentive fees and the redemption premium and issuance costs on previously outstanding Series A Redeemable Preferred Stock as described in “Operating Expenses” above.

Net Realized and Unrealized Gains (Losses):  For the three-month period ended August 31, 2007, we had net unrealized losses of $705,341 after a deferred tax benefit of $432,306.  For the nine-month period ended August 31, 2007, we had net unrealized gains of $5,276,275 after a deferred tax expense of $3,233,846.  For the three months ended August 31, 2006 and the period from December 8, 2005 through August 31, 2006 we had net unrealized gains of $181,203 after a deferred tax expense of $115,851.  For the three-month period ended August 31, 2007 we recognized no realized gains or losses and for the nine-month period ended August 31, 2007, we recognized realized gains of $8,501 after a deferred tax expense of $5,211.  The recognition of realized gains was not the result of a sale during these periods, but was related to a reclassification of the amount of investment income and return of capital we recognized based on the 2006 tax reporting information received from the individual MLPs resulting in an adjustment to realized gains.

Recent Developments

On September 4, 2007, we paid a dividend in the amount of $0.18 per share, for a total of $1,591,484.  Of this total, the dividend reinvestment amounted to $72,881.

On September 17, 2007, we invested $2,560,620 in additional Class A common units of LONESTAR Midstream Partners, LP and $39,623 in additional GP LP units of LSMP GP, LP by utilizing the borrowing capacity under the revolving credit facility.

On September 28, 2007, we increased the maximum principal amount of the revolving credit facility from $35,000,000 to $40,000,000.

Liquidity and Capital Resources

On February 7, 2007, we completed our initial public offering of 5,740,000 shares of common stock at $15.00 per share for gross proceeds of $86,100,000.  After underwriting discount and offering expenses, we received net proceeds of $79,222,426.  Upon completion of the offering, we redeemed all of the Series A Redeemable Preferred Stock at $15.00 per share plus a 2 percent premium, for a total redemption price of $18,870,000. After attributing $283,059 in value to the warrants, the redemption premium of $370,000 and $78,654 in issuance costs, we recognized a loss on redemption of the preferred shares of $731,713.   In addition, accrued dividends in the amount of $228,750 were paid to the preferred stockholders.  We have used approximately $12,600,000 of the net proceeds to repay the amount outstanding under the credit facility, and the remaining net proceeds to fund additional investments in new and existing portfolio companies.

As of August 31, 2007, a total of 11,350 warrants have been exercised at $15.00 per common share, for proceeds of $170,250.  All such proceeds have been used for working capital purposes.

On April 25, 2007, we replaced our previous revolving credit facility with U.S. Bank, N.A. and entered into a new secured committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A.  The new credit facility matures on March 21, 2008 and provides for a revolving credit facility of up to $20,000,000 that can be increased to $40,000,000 if certain conditions are met.  The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company.  The non-usage fee was not applicable during a defined 120 day “resting period” following the initial public offering.  On July 18, 2007, the maximum principal amount of the revolving credit facility was increased to $35,000,000.

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

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of August 31, 2007.

	Total	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	After 2011
	(in millions)
Secured revolving credit facility (1)	$22.5	$22.5	-
Purchase commitment (2)	$ 3.8	$ 2.6	$ 1.2
	$26.3	$25.1	$1.2

(1)	At August 31, 2007, the outstanding balance under the credit facility was $22,500,000. The credit facility expires on March 21, 2008.
(2)
We have agreed to purchase, subject to the satisfaction of certain conditions, $2,560,620 of additional Class A common units of LONESTAR
Midstream Partners, LP and $39,623 GP LP units from LSMP GP LP in September 2007 and $1,217,160 of additional Class A common units of LONESTAR Midstream Partners, LP and $18,834 GP LP units of LSMP GP LP in December 2007.

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

Borrowings

On April 25, 2007, we replaced our previous revolving credit facility with U.S. Bank, N.A. and entered into a new secured committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A.  The new credit facility matures on March 21, 2008 and provides for a revolving credit facility of up to $20,000,000 that can be increased to $40,000,000 if certain conditions are met.  The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company.  The non-usage fee was not applicable during a defined 120 day “resting period” following the initial public offering.  On July 18, 2007, the maximum principal amount of the revolving credit facility was increased to $35,000,000.

The average principal balance and interest rate for the period during which the credit facilities were utilized was approximately $12,058,400 and 7.12 percent, respectively.  As of August 31, 2007, there was $22,500,000 outstanding under the credit facility.

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

Debt investments in our portfolio are based on floating and fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of August 31, 2007, our floating rate debt investments totaled $3,750,000 (35 percent) of our total debt investments of $10,800,000. Based on a sensitivity analysis of the variable rate financial obligations in our portfolio at August 31, 2007, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the three-month period ended August 31, 2007 would either increase or decrease net investment income by approximately $9,583.

Our revolving credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent.  We estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) for the period during which the credit facilities were utilized would either increase or decrease net investment income by approximately $41,869.

We carry our investments at fair value, as determined by our Board of Directors.  Investments for which market quotations are readily available are valued at such market quotations.  Securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board of Directors.  Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process.  Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and these differences could be material.  The Board of Directors has retained Duff & Phelps, LLC (an independent valuation firm) to provide third party valuation consulting services to the Board of Directors which consists of certain limited procedures that the Board of Directors has identified and requested they perform.  For the quarter ended August 31, 2007, the Board of Directors requested Duff & Phelps, LLC to perform the limited procedures on investments in seven portfolio companies comprising approximately 67% of the total investments at fair value as of August 31, 2007.  Duff & Phelps, LLC’s limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards.  Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable.  The Board of Directors are ultimately and solely responsible for determining the fair value of the investments in good faith.

As of August 31, 2007, the value of our long-term equity investments totaled $153,596,015.  The impact of a 10 percent increase in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase net assets applicable to common stockholders by approximately $8,094,510.  The impact of a 10 percent decrease in the fair value of these investments, net of the reduction of capital gain incentive fees and related deferred taxes, would decrease net assets applicable to common stockholders by approximately $8,700,928.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended August 31 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS.

Risks Related to Our Operations

We have a limited operating history.
We were incorporated in Maryland on September 8, 2005. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of an investment in our common shares could decline substantially.

Our Adviser will serve as investment adviser to other funds, which may create conflicts of interest not in the best interest of us or our stockholders.
Our Adviser was formed in October 2002 and has been managing investments in portfolios of MLPs and other issuers in the energy sector since that time, including management of the investments of Tortoise Energy Infrastructure Corporation (“TYG”) since February 27, 2007, Tortoise Energy Capital Corporation (“TYY”) since May 31, 2005, Tortoise North American Energy Corporation (“TYN”) since October 31, 2005, Tortoise Total Return Fund, LLC (“TTRF”) since June 29, 2007 and Tortoise Gas and Oil Corporation (“TGOC”) since July 19, 2007.  From time to time, the Adviser may pursue areas of investments in which the Adviser has more limited experience.

Our investment committee is the same for, and all of our Adviser’s employees provide services for, other funds managed by the Adviser.  Our Adviser’s services under the investment advisory agreement are not exclusive, and it is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others.  In addition, the publicly traded funds and private accounts managed by our Adviser may make investments similar to investments that we may pursue.  Unlike the other funds managed by our Adviser (other than TGOC), we generally target investments in companies that are privately-held or have capitalizations of less than $250 million, and that are earlier in their stage of development. We also focus on privately-held and micro-cap public energy companies operating in the midstream and downstream segment, and to a lesser extent the upstream segment, of the U.S. energy infrastructure sector.  TGOC focuses on privately-held companies and publicly traded MLPs in the upstream, and to a lesser extent the midstream, gas and oil segments of the energy sector.  This may change in the future, however.  TGOC could contemplate an investment that falls within our investment focus.  Accordingly, our Adviser and the members of its investment committee may have obligations to other investors, the fulfillment of which might not be in the best interests of us or our stockholders, and it is possible that our Adviser might allocate investment opportunities to other entities, limiting attractive investment opportunities available to us.  However, our Adviser intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, and in accordance with written allocation policies and procedures of our Adviser, so that we will not be disadvantaged in relation to any other client.

We are dependent upon our Adviser’s key personnel for our future success.
We depend on the diligence, expertise and business relationships of the senior management of our Adviser. The Adviser’s senior investment professionals and senior management will evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of the senior management team of our Adviser. The departure of one or more senior investment professionals of our Adviser could have a material adverse effect on our ability to achieve our investment objective and on the value of our common shares. We will rely on certain employees of the Adviser who will be devoting significant amounts of their time to non-Company related activities of the Adviser. To the extent the Adviser’s senior investment professionals and senior management are unable to, or do not, devote sufficient amounts of their time and energy to our affairs, our performance may suffer.

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

Our Adviser and its management have limited experience operating under the constraints imposed on us as a BDC.
The 1940 Act imposes numerous constrains on the operations of BDCs.  For example, BDCs are required to invest at least 70 percennt of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less.  These constraints, among others, may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.  Our Adviser’s experience operating under these constraints is limited to the period since our commencement of operations in 2005.

Because we expect to distribute substantially all of our income to our stockholders, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.
Our business will require a substantial amount of capital if we distribute substantially all of our income to our stockholders and we are to make new investments.  We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Our credit facility contains a covenant precluding us from incurring additional debt. We may issue debt securities, other instruments of indebtedness or preferred stock, and we intend to borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200 percent after each issuance of senior securities. Our ability to pay distributions or issue additional senior securities is restricted if our asset coverage ratio is not at least 200 percent, or put another way, the value of our assets (less all liabilities and indebtedness not represented by senior securities) must be at least twice that of any outstanding senior securities representing indebtedness (plus the aggregate involuntary liquidation preference of any preferred stock). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

To the extent our ability to issue debt or other senior securities is constrained, we will depend on issuances of additional common shares to finance our operations. As a BDC, we generally are not able to issue additional common shares at a price below net asset value (net of any sales load (underwriting discount)) without first obtaining required approvals of our stockholders and our independent directors which could constrain our ability to issue additional equity. Our stockholders granted us the authority to sell our common shares below net asset value, subject to certain conditions. This authority extends through December 20, 2007. If we raise additional funds by issuing more of our common shares or senior securities convertible into, or exchangeable for, our common shares, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

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

If our investments are deemed not to be qualifying assets, we could lose our status as BDC or be precluded from investing according to our current business plan.
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
On July 18, 2007, our previous credit facility was amended to increase the maximum principal amount of the revolving credit facility from $20,000,000 to $35,000,000.  As of August 31, 2007, we had an outstanding balance of $22,500,000 under the credit facility.  The credit facility precludes us from incurring additional debt and we may face liquidity constraints as a result. We may in the future incur incremental debt to increase our ability to make investments. Lenders from whom we may borrow money or holders of our debt securities will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have and may grant a security interest in our assets in connection with our debt. In the case of a liquidation event, those lenders or note holders would receive proceeds before our stockholders. In addition, debt, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique and the costs of any leverage transactions will be borne by our stockholders. In addition, because the base management fees we pay to our Adviser are based on managed assets (which include any assets purchased with borrowed funds) our Adviser may imprudently borrow funds in an attempt to increase our managed assets in conflict with our or our stockholders’ best interests. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common shares to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common shares to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common shares. Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions and competitive pressures.

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
We currently have investments in a limited number of portfolio companies. An inherent risk associated with this investment concentration is that we may be adversely affected if one or two of our investments perform poorly or if we need to write down the value of any one investment. Financial difficulty on the part of any single portfolio company or the failure of a portfolio company to make distributions will expose us to a greater risk of loss than would be the case if we were a “diversified” company holding numerous investments.

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
Most of our investments are and will be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. We will value these investments quarterly at fair value as determined in good faith by our Board of Directors. The Board of Directors has retained Duff & Phelps, LLC (an independent valuation firm) to provide third party valuation consulting services which consists of certain limited procedures that the Board of Directors has identified and requested they perform.  For the quarter ended August 31, 2007, the Board of Directors requested Duff & Phelps, LLC to perform the limited procedures on investments in seven portfolio companies comprising approximately 67 percent of the total investments at fair value as of August 31, 2007.  Duff & Phelps, LLC’s limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards.  Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable.  The Board of Directors are ultimately and solely responsible for determining the fair value of the investments in good faith.  The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact on our net asset value.

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

Our portfolio companies can incur debt that ranks senior to our equity investments in such companies.
Portfolio companies in which we invest usually will have, or may be permitted to incur, debt that ranks senior to our equity investments. As a result, payments on such securities may have to be made before we receive any payments on our investments. For example, these debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to our investments. These debt instruments will usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying its senior creditors, a portfolio company may not have any remaining assets to use to repay its obligation to us or provide a full or even partial return of capital on an equity investment made by us.

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
Equity securities may be particularly sensitive to rising interest rates, which generally increase borrowing costs and the cost of capital and may reduce the ability of portfolio companies in which we own equity securities to either execute acquisitions or expansion projects in a cost-effective manner or provide us liquidity by completing an initial public offering or completing a sale. Fluctuations in interest rates will also impact any debt investments we make. Changes in interest rates may also negatively impact the costs of our outstanding borrowings, if any.

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
We are evaluating our internal controls over financial reporting.  We plan to design enhanced processes and controls to address any issues that might be identified.  As a result, we expect to incur significant additional expenses in the near term, which will negatively impact our financial performance and our ability to make distributions.  This process will also result in a diversion of management’s time and attention.  We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are, or will be effective in a timely manner.  Beginning with our annual report for our fiscal year ended November 30, 2008, our management will be required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC there under.  We will be required to review on an annual basis our internal controls over financial reporting, and to disclose on a quarterly basis changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. There can be no assurance that our quarterly reviews will not identify material weaknesses.

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

We used $19,098,750 of the net proceeds of the offering to pay dividends on, and redeem all of our previously outstanding Series A Redeemable Preferred Stock and $12,600,000 of the net proceeds of the offering to repay the outstanding balance of our credit facility.  The remaining net proceeds have been used to fund additional investments in new and existing portfolio companies.

On July 26, 2007, a resale registration statement covering securities issued in private placements prior to the company’s initial public offering was declared effective.  The securities registered for resale are the common stock and warrants issued in September 2005 in our seed round, the common stock and warrants issued in December 2005 and January 2006 in our initial private placement, the warrants issued in December 2006, and the common stock issuable upon exercise of the warrants.  We will not receive any proceeds from the securities registered for resale, other than cash consideration in connection with the exercise of the warrants.  As of August 31, 2007, a total of 11,350 warrants have been exercised (with a corresponding number of common shares issued upon exercise) at $15.00 per common share, for proceeds of $170,250.  All such proceeds have been used for working capital purposes.

On June 1, 2007, we issued 2,384 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.  The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $42,537 and the proceeds were used for working capital purposes.

We did not repurchase any of our common shares during the period from our initial public offering through August 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6.  EXHIBITS

Exhibit		Description

4.1		Dividend Reinvestment Plan (as amended effective June 1, 2007), is filed herewith

10.1
First Amendment to Credit Agreement, dated as of July 18, 2007, by and among the Company and U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A., which is attached as Exhibit 10.1 to the Form 8-K filed on July 20, 2007, is hereby incorporated by reference as Exhibit 10.1

31.1		Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith

31.2	Cer	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith

32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith

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

TORTOISE CAPITAL RESOURCES CORPORATION

Date: October 12, 2007	By:	/s/ Terry C. Matlack
Terry C. Matlack
Chief Financial Officer