Form 10-K
period 2007-11-30
TORTOISE CAPITAL RESOURCES CORP
filed 2008-02-27
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________________ TO __________________
COMMISSION FILE NUMBER: 001-33292
TORTOISE CAPITAL RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)
Maryland (State of Incorporation)	20-3431375 (I.R.S. Employer Identification Number)

10801 Mastin Boulevard, Suite 222 Overland Park, Kansas (Address of principal executive offices)	66210 (Zip Code)
Registrant’s telephone number, including area code: (913) 981-1020
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $0.001 per share	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑     Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the Registrant on May 31, 2007 based on the closing price on that date of $17.85 on the New York Stock Exchange was $139,648,511. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by Schedule 13G filings) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2008, the Registrant had 8,858,348 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

TORTOISE CAPITAL RESOURCES CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007

FORWARD-LOOKING STATEMENTS
All statements contained herein, other than historical facts, may constitute “forward-looking statements”. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part I, Item 1.A. of this report.
PART I
ITEM 1. BUSINESS
General
We were organized as a Maryland corporation on September 8, 2005, commenced operations on December 8, 2005, and are a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. We are regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We invest primarily in privately-held and micro-cap public energy companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment of the U.S. energy infrastructure sector. We believe companies in the energy infrastructure sector generally produce stable cash flows as a result of their fee-based revenues and limited direct commodity price risk. Our goal is to provide our stockholders with a high level of total return, with an emphasis on dividends and dividend growth. We invest primarily in the equity securities of companies that we expect to pay us distributions on a current basis and provide us distribution growth. These securities will generally be limited partner interests, including interests in master limited partnerships (“MLPs”), and limited liability company interests, and may also include, among others, general partner interests, common and preferred stock, convertible securities, warrants and depository receipts of companies that are organized as corporations, limited partnerships or limited liability companies. We may also invest in the securities of entities formed as joint ventures with companies in the energy infrastructure sector to spin off assets deemed to be better suited for ownership through a separate entity or to construct greenfield projects. Our investments are expected to range between $5 million and $30 million per investment, although investment sizes may be smaller or larger than this targeted range.
Our common shares began trading on the New York Stock Exchange under the symbol “TTO” on February 2, 2007, through our initial public offering of 5,740,000 shares of common stock at $15.00 per share, for net proceeds of approximately $79.1 million. Prior to our initial public offering, we raised approximately $42.5 million of net proceeds through the private placements of 3,088,596 of our common shares and warrants to purchase 772,124 of our common shares and approximately $18.4 million of net proceeds in the private placement of 1,233,333 shares of Series A Redeemable Preferred stock and warrants to purchase 185,000 of our common shares. The Series A Redeemable Preferred Stock was fully redeemed upon completion of the initial public offering.
Our Adviser
We are externally managed by Tortoise Capital Advisors, L.L.C. (our “Adviser”), a registered investment adviser specializing in the energy sector that had approximately $2.9 billion of assets under management as of January 31, 2008, including the assets of three other publicly traded and two privately-held closed-end management investment companies and separate accounts for institutions and high net worth individuals. Our Adviser’s aggregate managed capital is among the largest of investment advisers managing closed-end management investment companies focused on the energy sector.
Our Adviser currently has seven investment professionals who are responsible for the origination, structuring and managing of our investments:
•      Jeffrey Fulmer — From 2002 to 2007, Mr. Fulmer was with the U.S. Department of Defense, where he headed a group of oil, gas, electric power, communications, transportation, chemical, and water infrastructure analysts engaged globally in critical infrastructure analysis, assessment, and protection. From 2000 to 2002, Mr. Fulmer served as President of Redland Energy, a natural gas property acquisition and exploitation company. From 1989 to 2000, Mr. Fulmer served as Senior Vice-President and in other management capacities for Statoil Energy and its predecessor, responsible for exploration, development and land acquisition. Prior to joining Statoil Energy, Mr. Fulmer served six years in engineering and geological positions for ARCO Oil and Gas and Tenneco Oil Exploration and Production, working oil and gas field evaluation and exploitation projects.

•      David Henriksen — From 2001 to 2007, Mr. Henriksen held various positions with Great Plains Energy, an energy holding company, where he most recently served as Vice-President, Strategy and Investor Relations. His prior experience includes merger and acquisition advisory services, as well as corporate finance and corporate development positions with Koch Industries, a holder of a diverse group of companies engaged in trading, operations and investment worldwide, and CGF Industries, a multi-industry leveraged buyout and operating holding company.
•      Lisa Marquard — Prior to joining our Adviser in June 2007, Ms. Marquard was with Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”) since 2002, where she worked in the Financial Institution Investment Banking Group. Her prior experience includes executing public and private capital offerings, merger and acquisition advisory services, as well as general advisory services including valuations, strategic alternatives and shareholder reduction transactions.
•      Terry Matlack — Mr. Matlack has been a Managing Director of our Adviser since 2002 and also serves as Chief Financial Officer, Assistant Treasurer and Director of us, Tortoise Energy Infrastructure Corporation (“TYG”), Tortoise Energy Capital Corporation (“TYY”), Tortoise North American Energy Corporation (“TYN”), and the two privately held closed-end investment companies managed by our Adviser. From 2001 to 2002, Mr. Matlack was a full-time Managing Director at Kansas City Equity Partners, L.C. (“KCEP”). Prior to joining KCEP, Mr. Matlack was President of GreenStreet Capital and its affiliates, which invested primarily in the telecommunications service industry. Prior to 1995, he was Executive Vice President and a member of the Board of Directors of W. K. Communications, Inc., a cable television acquisition company, and Chief Operating Officer of W. K. Cellular, a rural cellular service area operator. Mr. Matlack also serves on the Board of Directors of Kansas Venture Capital, an SBIC.
•      Abel Mojica III — Prior to joining our Adviser in 2005 and since 1999, Mr. Mojica was a Principal of KCEP. While at KCEP, Mr. Mojica, together with Mr. Schulte, led KCEP’s investment in the private company predecessor to Inergy, L.P., from an early stage of development through its initial public offering. He was also involved in the structuring of an investment in MarkWest Energy Partners, L.P. Mr. Mojica has been in the private equity and finance industry since 1996. Mr. Mojica represented the interests of KCEP by serving on the boards of directors of three portfolio companies. Prior to joining KCEP in 1999, Mr. Mojica worked in investment banking at First Chicago Capital Markets (now J.P. Morgan Chase) and in commercial banking at Citicorp (now Citigroup).
•      Edward Russell — Mr. Russell has served as our President since April 2007. Prior to joining our Adviser in March 2006, Mr. Russell was at Stifel Nicolaus beginning in 1999, where he headed the Energy and Power Group as a Managing Director from 2003 to March 2006, and served as Vice President-Investment Banking before that. While a Managing Director at Stifel Nicolaus, Mr. Russell was responsible for all of the energy and power transactions, including all of the debt and equity transactions for TYG, TYY and TYN, as well as TTO’s initial private offering. Prior to joining Stifel Nicolaus, Mr. Russell worked for more than 15 years as an investment banker at Pauli & Company, Inc. and Arch Capital LLC and as a commercial banker with Magna Group and South Side National Bank.
•      David J. Schulte — Mr. Schulte has been a Managing Director of our Adviser since 2002 and also serves as our Chief Executive Officer and as Chief Executive Officer and President of TYG, TYY, TYN, and the two privately held closed-end investment companies managed by our Adviser. From 1993 to 2002, Mr. Schulte was a full-time Managing Director at KCEP. While a partner at KCEP, Mr. Schulte led private financings for two growth MLPs in the energy infrastructure sector, Inergy, L.P., where he served as a director, and MarkWest Energy Partners, L.P., where he was a board observer. Prior to joining KCEP, Mr. Schulte had over five years of experience completing acquisition and public equity financings as an investment banker at the predecessor of Oppenheimer & Co., Inc.
Our Adviser has retained Kenmont Investments Management, L.P. (“Kenmont”) as a sub-adviser. Kenmont is a Houston, Texas based registered investment adviser with experience investing in privately-held and public companies in the U.S. energy and power sectors. Kenmont provides additional contacts to us and enhances our number and range of potential investment opportunities. The principals of Kenmont have collectively created and managed private equity portfolios in excess of $1.5 billion and have over 50 years of experience working for investment banks, commercial banks, accounting firms, operating companies and money management firms. Our Adviser compensates Kenmont for the services it provides to us. Our Adviser also indemnifies and holds us harmless from any obligation to pay or reimburse Kenmont for any fees or expenses incurred by Kenmont in providing such services to us. Entities managed by Kenmont own approximately 7.5 percent of our outstanding common shares and warrants to purchase an additional 281,666 of our common shares.
Staffing
We do not currently have or expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is an employee of our Adviser, which currently has 30 full time employees.

License Agreement
Pursuant to the Investment Advisory Agreement, our Adviser has consented to our use on a non-exclusive, royalty-free basis, of “Tortoise” in our name. We will have the right to use the “Tortoise” name so long as our Adviser or one of its approved affiliates remains our investment adviser. Other than with respect to this limited right, we will have no legal right to the “Tortoise” name. This right will remain in effect for so long as the Investment Advisory Agreement with our Adviser is in effect and will automatically terminate if the Investment Advisory Agreement were to terminate for any reason, including upon its assignment.
Our Investments
We pursue our investment objective by investing principally in a portfolio of privately-held and micro-cap public companies in the U.S. energy infrastructure sector. The energy infrastructure sector can be broadly categorized as follows:
•      Midstream — the gathering, processing, storing and transmission of energy resources and their byproducts in a form that is usable by wholesale power generation, utility, petrochemical, industrial and gasoline customers, including pipelines, gas processing plants, liquefied natural gas facilities and other energy infrastructure.
•      Downstream — the refining, marketing and distribution of refined energy sources, such as customer-ready natural gas, natural gas liquids, propane and gasoline, to end-user customers, and customers engaged in the generation, transmission and distribution of power and electricity.
•      Upstream — the exploitation and extraction of energy resources, including natural gas and crude oil from onshore and offshore geological reservoirs as well as from renewable sources, including agricultural, thermal, solar, wind and biomass.
We focus our investments in the midstream and downstream segments, and to a lesser extent the upstream segment, of the U.S. energy infrastructure sector. We also intend to allocate our investments among asset types and geographic regions within the U.S. energy infrastructure sector.
Targeted Investment Characteristics
We anticipate that our targeted investments will have the following characteristics:
•      Long-Life Assets with Stable Cash Flows and Limited Commodity Price Sensitivity. We anticipate that most of our investments will be made in companies with assets having the potential to generate stable cash flows over long periods of time. We intend to invest a portion of our assets in companies that own and operate assets with long useful lives and that generate cash flows by providing critical services primarily to the producers or end-users of energy. We expect to limit the direct exposure to energy commodity price risk in our portfolio. We intend to target companies that have a majority of their cash flows generated by contractual obligations.
•      Experienced Management Teams with Energy Infrastructure Focus. We target investments in companies with management teams that have a track record of success and that often have substantial knowledge and focus in particular segments of the energy infrastructure sector or with certain types of assets. We expect that our management team’s extensive experience and network of business relationships in the energy infrastructure sector will allow us to identify and attract portfolio company management teams that meet these criteria.
•      Fixed Asset-Intensive Investments. We anticipate that most of our investments will be made in companies with a relatively significant base of fixed assets that we believe will provide for reduced downside risk compared to making investments in companies with lower relative fixed asset levels. As fixed asset-intensive companies typically have less variable cost requirements, we expect they will generate attractive cash flow growth even with limited demand-driven or supply-driven growth.
•      Limited Technological Risk. We do not intend to target investment opportunities involving the application of new technologies or significant geological, drilling or development risk.
•      Exit Opportunities. We focus our investments on prospective portfolio companies that we believe will generate a steady stream of cash flow to generate returns on our investments as well as allow such companies to reinvest in their respective businesses. We expect that such internally generated cash flow will lead to distributions or the repayment of the principal of our investments in portfolio companies and will be a key means by which we monetize our investments over time. In addition, we seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay, or provide liquidity for, our investments through an initial public offering of common stock or other capital markets transactions. We believe our Adviser’s investment experience will help us identify such companies.

Investment Structure and Types of Investments
Once our Adviser’s investment committee has determined that a prospective portfolio company is suitable for investment, for those transactions in which we buy securities in a private transaction, we work with the management of that company and its other capital providers, including other senior and junior debt and equity capital providers, if any, to structure an investment. As a BDC, we are subject to numerous regulations and restrictions. We may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless at the time the acquisition is made qualifying assets represent at least 70 percent of our total assets. We may invest up to 30 percent of our total assets in assets that are non-qualifying assets in among other things, high yield bonds, bridge loans, distressed debt, commercial loans, private equity and securities of public companies or secondary market purchases of securities of target portfolio companies.
The types of securities in which we may invest include, but are not limited to, the following:
Equity Investments
We expect our equity investments will likely consist of common or preferred equity (generally limited partner interests, including interests in MLPs, and limited liability company interests) that is expected to pay distributions on a current basis. Preferred equity generally has a preference over common equity as to distributions during operations and upon liquidation. In general, we expect that our equity investments will not be control-oriented investments and we may acquire equity securities as part of a group of private equity investors in which we are not the lead investor. In many cases, we also may obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.
In addition to limited partner interests and limited liability company interests, we may also purchase, among others, general partner interests, common and preferred stock, convertible securities, warrants and depository receipts of companies that are organized as corporations, limited partnerships or limited liability companies. We may also invest in the securities of entities formed as joint ventures with companies in the energy infrastructure sector to spin off assets deemed to be better suited for ownership through a separate entity or to construct greenfield projects.
Debt Investments
Our debt investments may be secured or unsecured. In general, our debt investments will not be control-oriented investments and we may acquire debt securities as a part of a group of investors in which we are not the lead investor. We anticipate structuring a significant amount of our debt investments as mezzanine loans. Mezzanine loans typically are not secured by assets of the company, and usually rank subordinate in priority of payment to senior debt, such as senior bank debt, but senior to common and preferred equity, in a borrowers’ capital structure. We expect to invest in a range of debt investments generally having a term of five to ten years and bearing interest at either a fixed or floating rate. These loans typically will have interest-only payments in the early years, with amortization of principal deferred to the later years of the term of the loan.
In addition to bearing fixed or variable rates of interest, mezzanine loans also may provide an opportunity to participate in the capital appreciation of a borrower through an equity interest. We expect this equity interest will typically be in the form of a warrant. Due to the relatively higher risk profile and often less restrictive covenants, as compared to senior loans, mezzanine loans generally earn a higher return than senior loans. The warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of principal while retaining their equity interest in the borrower. In some cases, we anticipate that mezzanine loans may be collateralized by a subordinated lien on some or all of the assets of the borrower.
In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind interest. To the extent interest is payment-in-kind, it will likely be payable through the increase of the principal amount of the loan by the amount of interest due on the then-outstanding aggregate principal amount of such loan.
We tailor the terms of our debt investments to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a position senior to common and preferred equity in the capital structure of our portfolio companies, we will seek, where appropriate, to limit the downside potential of our debt investments by:
•      requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for our credit risk;
•      incorporating “put” rights and “call” protection into the investment structure; and
•      negotiating covenants in connection with our investments that afford portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Warrants
Our investments may include warrants or options to establish or increase an equity interest in the portfolio company. Warrants we receive in connection with an investment may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.
Market Opportunity
We believe the environment for investing in privately-held and micro-cap public companies in the energy infrastructure sector is attractive for the following reasons:
•      Increased Demand Among Small and Middle Market Private Companies for Capital. We believe many private and micro-cap public companies have faced increased difficulty accessing the capital markets due to a continuing preference by investors for issuances in larger companies with more liquid securities. Such difficulties have been magnified in asset-focused and capital intensive industries such as the energy infrastructure sector. We believe that the U.S. energy infrastructure sector’s high level of projected capital expenditures and continuing acquisition and divestiture activity will provide us with numerous attractive investment opportunities.
•      Finance Market for Small and Middle Market Energy Companies is Underserved by Many Capital Providers. We believe that many lenders have, in recent years, de-emphasized their service and product offerings to small and middle market energy companies in favor of lending to large corporate clients and managing capital markets transactions. We believe, in addition, that many capital providers lack the necessary technical expertise to evaluate the quality of the underlying assets of small and middle market private companies and micro-cap public companies in the energy infrastructure sector and lack a network of relationships with such companies.
•      Attractive Companies with Limited Access to Other Capital. We believe there are, and will continue to be, attractive companies that will benefit from private equity investments prior to a public offering of their equity, whether as an MLP or otherwise. We also believe that there are a number of companies in the midstream and downstream segments of the U.S. energy infrastructure sector with the same stable cash flow characteristics as those being acquired by MLPs or funded by private equity capital in anticipation of contribution to an MLP. We believe that many such companies are not being acquired by MLPs or attracting private equity capital because they do not produce income that qualifies for inclusion in an MLP pursuant to the applicable U.S. Federal income tax laws, are perceived by such investors as too small, or are in areas of the midstream energy infrastructure segment in which most MLPs do not have specific expertise. We believe that these companies represent attractive investment candidates for us.
Competition
We compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that we plan to make in the U.S. energy infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. These competitive conditions may adversely affect our ability to make investments in the energy infrastructure sector and could adversely affect our distributions to stockholders.
Competitive Advantages
We believe that we are well positioned to meet the financing needs of companies within the U.S. energy infrastructure sector for the following reasons:
•      Existing Investment Platform and Focus on the Energy Infrastructure Sector. We believe that our Adviser’s current investment platform provides us with significant advantages in sourcing, evaluating, executing and managing investments. Our Adviser is a registered investment adviser specializing in the energy sector and had approximately $2.9 billion of assets under management as of January 31, 2008, including the assets of three other publicly traded and two privately-held closed-end management investment companies and separate accounts for institutions and high net worth individuals. Our Adviser created the first publicly traded closed-end management investment company focused primarily on investing in MLPs involved in the energy infrastructure sector, and its aggregate managed capital is among the largest of those closed-end management investment company advisers focused on the energy sector.
•      Experienced Management Team. The members of our Adviser’s investment committee have an average of over 20 years of financial investment experience. Our Adviser’s seven investment professionals are responsible for the structuring and managing of our investments and have over 130 years of combined experience in energy, investment banking, leveraged finance and private equity investing. We believe that the members of our Adviser’s investment committee and the Adviser’s senior investment professionals have developed strong reputations in the capital markets, particularly in the energy infrastructure sector, that we believe affords us a competitive advantage in identifying and investing in energy infrastructure companies.

•      Disciplined Investment Philosophy. In making its investment decisions, our Adviser intends to continue the disciplined investment approach that it has used since its founding. That investment approach emphasizes current income with the potential for enhanced returns through distribution growth, capital appreciation, low volatility and minimization of downside risk. Our Adviser’s investment process involves an assessment of the overall attractiveness of the specific subsector of the energy infrastructure sector in which a prospective portfolio company is involved; such company’s specific competitive position within that subsector; potential commodity price, supply and demand and regulatory concerns; the stability and potential growth of the prospective portfolio company’s cash flows; the prospective portfolio company’s management track record and incentive structure and our Adviser’s ability to structure an attractive investment.
•      Flexible Transaction Structuring. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as commercial banks. As a result, we can be flexible in structuring investments and selecting the types of securities in which we invest. Our Adviser’s investment professionals have substantial experience in structuring investments that balance the needs of energy infrastructure companies with appropriate risk control.
•      Extended Investment Horizon. Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. These provisions often force private equity and venture capital funds to seek quicker returns on their investments through mergers, public equity offerings or other liquidity events than may otherwise be desirable, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment funds enhances our ability to generate attractive returns on invested capital.
Investment Process and Due Diligence
In conducting due diligence, our Adviser uses available public information and information obtained from its relationships with former and current management teams, vendors and suppliers to prospective portfolio companies, investment bankers, consultants and other advisers. Although our Adviser uses research provided by third parties when available, primary emphasis is placed on proprietary analysis and valuation models conducted and maintained by our Adviser’s in-house investment professionals.
The due diligence process followed by our Adviser’s investment professionals is highly detailed and structured. Our Adviser exercises discipline with respect to company valuation and institutes appropriate structural protections in our investment agreements. After our Adviser’s investment professionals undertake initial due diligence of a prospective portfolio company, if appropriate, more extensive due diligence will be undertaken. The due diligence process typically includes:
•      review of historical and prospective financial information;
•      review and analysis of financial models and projections;
•      for many midstream and upstream investments, review of third party engineering reserve reports and internal engineering reviews;
•      on-site visits;
•      legal reviews of the status of the potential portfolio company’s title to any assets serving as collateral and liens on such assets;
•      environmental diligence and assessments;
•      interviews with management, employees, customers and vendors of the prospective portfolio company;
•      research relating to the prospective portfolio company’s industry, regulatory environment, products and services and competitors;
•      review of financial, accounting and operating systems;
•      review of relevant corporate, partnership and other loan documents; and
•      research relating to the prospective portfolio company’s management and contingent liabilities, including background and reference checks using our Adviser’s industry contact base and commercial data bases and other investigative sources.
Additional due diligence with respect to any investment may be conducted on our behalf by our legal counsel and accountants, as well as by other outside advisers and consultants, as appropriate.
Upon the conclusion of the due diligence process, our Adviser’s investment professionals present a detailed investment proposal to our Adviser’s investment committee. The Adviser’s seven investment professionals have over 130 years of combined experience in energy, investment banking, leveraged finance and private equity investing. The members of our Adviser’s investment committee have an average of over 20 years of financial investment experience. All decisions to invest in a portfolio company must be approved by the unanimous decision of our Adviser’s investment committee.

Ongoing Relationships with Portfolio Companies
Monitoring
The investment professionals of our Adviser monitor each portfolio company to determine progress relative to meeting the company’s business plan and to assess the company’s strategic and tactical courses of action. This monitoring may be accomplished by attendance at Board of Directors meetings, the review of periodic operating reports and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Our Adviser’s monitoring activities are expected to provide it with the necessary access to monitor compliance with existing covenants, to enhance its ability to make qualified valuation decisions, and to assist its evaluation of the nature of the risks involved in each individual investment. In addition, these monitoring activities should permit our Adviser to diagnose and manage the common risk factors held by our total portfolio, such as sector concentration, exposure to a single financial sponsor, or sensitivity to a particular geography.
Significant Managerial Assistance
A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70 percent test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby a BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring or portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers, or other organizational or financial guidance. Although we are not currently doing so, we may in the future charge for providing managerial assistance.
Operating and Regulatory Structure
We are regulated as a BDC under the 1940 Act, and classified as a closed-end, non-diversified management investment company under the 1940 Act. We are, and intend to continue to be, taxed as a general business corporation under the Internal Revenue Code of 1986, as amended (“the Code”).
As a BDC, we are subject to numerous regulations and restrictions. We may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless at the time the acquisition is made qualifying assets represent at least 70 percent of our total assets. We may invest up to 30 percent of our total assets in assets that are non-qualifying assets and are not subject to the limitations referenced above. These investments may include, among other things, investments in high yield bonds, bridge loans, distressed debt, commercial loans, private equity, securities of public companies or secondary market purchases of otherwise qualifying assets. If the value of non-qualifying assets should at any time exceed 30 percent of our total assets, we will be precluded from acquiring any additional non-qualifying assets until such time as the value of our qualifying assets again equals at least 70 percent of our total assets.
Unlike most investment companies, we have not elected, and do not intend to elect, to be treated as a regulated investment company (“RIC”) under the Code. Therefore, we are, and intend to continue to be, obligated to pay federal and applicable state corporate income taxes on our taxable income. As a result of not electing to be treated as a RIC, we are not subject to the Code’s diversification rules limiting the assets in which a RIC can invest. In addition, we are not subject to the Code’s restrictions on the types of income that a RIC can recognize without adversely affecting its election to be treated as a RIC, allowing us the ability to invest in operating entities treated as partnerships under the Code, which we believe provide attractive investment opportunities. Finally, unlike RICs, we are not effectively required by the Code to distribute substantially all of our income and capital gains. Distributions on the common shares will be treated first as taxable dividend income to the extent of our current or accumulated earnings and profits, then as a tax free return of capital to the extent of a stockholder’s tax basis in the common shares, and last as capital gain. We anticipate that the distributed cash from our portfolio investments in entities treated as partnerships for tax purposes will exceed our share of taxable income from those portfolio investments. Thus, we anticipate that only a portion of distributions we make on the common shares will be treated as taxable dividend income to our stockholders.
Codes of Ethics
We have adopted a code of ethics which applies to our principal executive officer and principal financial officer. We have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics. This information may be obtained, without charge, upon request by calling us at (913) 981-1020 or toll-free at (866) 362-9331 and on our web site at www.tortoiseadvisors.com/tto.cfm.

You may also read and copy the codes of ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the Securities and Exchange Commission’s Internet site at http://www.sec.gov. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission’s Public Reference Section, Washington, D.C. 20549.
Sarbanes-Oxley Act of 2002
As of November 30, 2007, we are a non-accelerated filer. We anticipate that our first year as an accelerated filer as defined by the SEC will be the fiscal year ended November 30, 2008, at which time our management will be required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC there under. We will be required to review on an annual basis our internal controls over financial reporting, and to disclose on a quarterly basis changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Available Information
Our principal executive offices are located at 10801 Mastin Boulevard, Suite 222, Overland Park, Kansas 66210, our telephone number is (913) 981-1020, or toll-free 1-866-362-9331, and our website is www.tortoiseadvisors.com/tto.cfm. We will make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as practicable after we electronically file such material with, or furnish it to, the SEC. This information may be obtained, without charge, upon request by calling us at (913) 981-1020 or toll-free at (866) 362-9331 and on our web site at www.tortoiseadvisors.com/tto.cfm. This information will also be available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by us with the SEC which is available on the SEC’s internet site at www.sec.gov. Please note that any internet addresses provided in this Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet address is intended or deemed to be included by reference herein.
ITEM 1A. RISK FACTORS
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
Our Adviser was formed in October 2002 and has been managing investments in portfolios of MLPs and other issuers in the energy sector since that time, including management of the investments of TYG since February 27, 2004, TYY since May 31, 2005, TYN since October 31, 2005, and two privately held closed-end investment companies managed by our Adviser since June 29, 2007 and July 19, 2007, respectively. From time to time, the Adviser may pursue areas of investments in which the Adviser has more limited experience.
Our investment committee is the same for, and all of our Adviser’s employees provide services for, other funds managed by the Adviser. Our Adviser’s services under the investment advisory agreement are not exclusive, and it is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others. In addition, the other funds and private accounts managed by our Adviser may make investments similar to investments that we may pursue. Unlike the other funds managed by our Adviser (other than one of the two privately held closed-end investment companies), we generally target investments in companies that are privately-held or have capitalizations of less than $250 million, and that are earlier in their stage of development. We also focus on privately-held and micro-cap public energy companies operating in the midstream and downstream segment, and to a lesser extent the upstream segment, of the U.S. energy infrastructure sector. One of the two privately held closed-end investment companies managed by the Adviser focuses on privately-held companies and publicly traded MLPs in the upstream and to a lesser extent the midstream, gas and oil segments of the energy sector and could contemplate an investment that falls within our investment focus. Accordingly, our Adviser and the members of its investment committee may have obligations to other investors, the fulfillment of which might not be in the best interests of us or our stockholders, and it is possible that our Adviser might allocate investment opportunities to other entities, limiting attractive investment opportunities available to us. However, our Adviser intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, and in accordance with written allocation policies and procedures of our Adviser, so that we will not be disadvantaged in relation to any other client.

We are dependent upon our Adviser’s key personnel for our future success.
We depend on the diligence, expertise and business relationships of the senior management of our Adviser. The Adviser’s investment professionals and management will evaluate, structure, close and monitor our investments. Our future success will depend on the continued service of the senior management team of our Adviser. The departure of one or more investment professionals of our Adviser could have a material adverse effect on our ability to achieve our investment objective and on the value of our common shares. We will rely on certain employees of the Adviser who will be devoting significant amounts of their time to non-Company related activities of the Adviser. To the extent the Adviser’s investment professionals and management are unable to, or do not, devote sufficient amounts of their time and energy to our affairs, our performance may suffer.
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
The 1940 Act imposes numerous constrains on the operations of BDCs. For example, BDCs are required to invest at least 70 percent of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. These constraints, among others, may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Our Adviser’s experience operating under these constraints is limited to the period since our commencement of operations in 2005.
Because we expect to distribute substantially all of our income to our stockholders, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.
Our business will require a substantial amount of capital if we distribute substantially all of our income to our stockholders and we are to make new investments. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or the issuance of additional senior securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Our credit facility contains a covenant precluding us from incurring additional debt. We may issue debt securities, other instruments of indebtedness or preferred stock, and we intend to borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the terms of our credit facility and the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200 percent after each issuance of senior securities. Our ability to pay distributions or issue additional senior securities is restricted if our asset coverage ratio is not at least 200 percent, or put another way, the value of our assets (less all liabilities and indebtedness not represented by senior securities) must be at least twice that of any outstanding senior securities representing indebtedness (plus the aggregate involuntary liquidation preference of any preferred stock). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

To the extent our ability to issue debt or other senior securities is constrained, we will depend on issuances of additional common shares to finance new investments. As a BDC, we generally are not able to issue additional common shares at a price below net asset value (net of any sales load (underwriting discount)) without first obtaining required approvals of our stockholders and our independent directors which could constrain our ability to issue additional equity. Our stockholders granted us the authority to sell our common shares below net asset value, subject to certain conditions, through December 20, 2007, and we anticipate seeking approval to sell our common shares below net asset value at our 2008 Annual Stockholder Meeting. If we raise additional funds by issuing more of our common shares or senior securities convertible into, or exchangeable for, our common shares, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.
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
If an investment that was initially believed to be a qualifying asset is later deemed not to have been a qualifying asset at the time of investment, we could lose our status as a BDC or be precluded from investing according to our current business plan.
As a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70 percent of our total assets are qualifying assets. If an investment that was originally believed to be a qualifying asset is later deemed not to have been a qualifying asset at the time of investment, our status as a BDC may be jeopardized or we may be precluded from investing according to our current business plan, either of which would have a material adverse effect on our business, financial condition and results of operations. We also may be required to dispose of investments, which could have a material adverse effect on us and our shareholders, because even if we were successful in finding a buyer, we may have difficulty in finding a buyer to purchase such investments on favorable terms or in a sufficient timeframe.
We may choose to invest a portion of our portfolio in investments that may be considered highly speculative and that could negatively impact our ability to pay distributions and cause you to lose part of your investment.
The 1940 Act permits a BDC to invest up to 30 percent of its assets in investments that do not meet the test for “qualifying assets.” Such investments may be made by us with the expectation of achieving a higher rate of return or increased cash flow with a portion of our portfolio and may fall outside of our targeted investment criteria. These investments may be made even though they may expose us to greater risks than our other investments and may consequently expose our portfolio to more significant losses than may arise from our other investments. We may invest up to 30 percent of our total assets in assets that are non-qualifying assets in among other things, high yield bonds, bridge loans, distressed debt, commercial loans, private equity, and securities of public companies or secondary market purchases of securities of target portfolio companies. Such investments could impact negatively our ability to pay you distributions and cause you to lose part of your investment.
Our debt increases the risk of investing in us.
On September 28, 2007, our previous credit facility was amended to increase the maximum principal amount of the revolving credit facility from $35,000,000 to $40,000,000 and to include First National Bank of Kansas as a lender. As of November 30, 2007, we had an outstanding balance of $30,550,000 under the credit facility. The credit facility precludes us from incurring additional debt and we may face liquidity constraints as a result. We may in the future incur incremental debt to increase our ability to make investments. Lenders from whom we may borrow money or holders of our debt securities will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have and may grant a security interest in our assets in connection with our debt. In the case of a liquidation event, those lenders or note holders would receive proceeds before our stockholders. In addition, debt, also known as leverage, magnifies the potential for gain or loss on amounts investedand, therefore, increases the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique and the costs of any leverage transactions will be borne by our stockholders. In addition, because the base management fees we pay to our Adviser are based on managed assets (which include any assets purchased with borrowed funds) our Adviser may imprudently borrow funds in an attempt to increase our managed assets in conflict with our or our stockholders’ best interests. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common shares to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common shares to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common shares. Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions and competitive pressures.

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
Most of our investments are and will be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. We will value these investments quarterly at fair value as determined in good faith by our Board of Directors. The Board of Directors has retained Duff & Phelps, LLC (an independent valuation firm) to provide third party valuation consulting services which consist of certain limited procedures that the Board of Directors has identified and requested they perform. For the year ended November 30, 2007, the Board of Directors requested Duff & Phelps, LLC to perform the limited procedures on investments in ten portfolio companies comprising approximately 94.7 percent of the total investments at fair value as of November 30, 2007. Duff & Phelps, LLC’s limited procedures did not involve an audit,review, compilation or any other form of examination or attestation under the standards of the Public Company Accounting Oversight Board (United States). Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable. The Board of Directors are ultimately and solely responsible for determining the fair value of the investments in good faith. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact on our net asset value.

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
An investment in MLPs will pose risks unique from other equity investments.
An investment in MLP securities involves some risks that differ from an investment in the common stock of a corporation. Holders of MLP units have limited control and voting rights on matters affecting the partnership. Holders of units issued by an MLP are exposed to a remote possibility of liability for all of the obligations of that MLP in the event that a court determines that the rights of the holders of MLP units to vote to remove or replace the general partner of that MLP, to approve amendments to that MLP’s partnership agreement, or to take other action under the partnership agreement of that MLP would constitute “control” of the business of that MLP, or a court or governmental agency determines that the MLP is conducting business in a state without complying with the partnership statue of that state.
Holders of MLP units are also exposed to the risk that they be required to repay amounts to the MLP that are wrongfully distributed to them. In addition, the value of our investment in an MLP will depend largely on the MLP’s treatment as a partnership for U.S. federal income tax purposes. If an MLP does not meet current legal requirements to maintain partnership status, or if it is unable to do so because of tax law changes, it would be treated as a corporation for U.S. federal income tax purposes. In that case, the MLP would be obligated to pay income tax at the entity level and distributions received by us generally would be taxed as dividend income. As a result, there could be a material reduction in our cash flow and there could be a material decrease in the value of our common shares.
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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in any credit facilities and debt securities may limit our ability to make distributions. We cannot assure you that you will receive distributions at a particular level or at all.
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
We are evaluating our internal controls over financial reporting. We plan to design enhanced processes and controls to address any issues that might be identified. As a result, we expect to incur significant additional expenses in the near term, which will negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are, or will be effective in a timely manner. Beginning with our Annual Report for our fiscal year ending November 30, 2008, our management expects to be required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC there under. We will be required to review on an annual basis our internal controls over financial reporting, and to disclose on a quarterly basis changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. There can be no assurance that our quarterly reviews will not identify material weaknesses.

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
A decrease in the production of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other energy commodities, or a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, may adversely impact the financial performance of companies in the energy infrastructure sector. Production declines and volume decreases could be caused by various factors, including catastrophic events affecting production, depletion of resources, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import supply disruption, increased competition from alternative energy sources or related commodity prices. Alternatively, a sustained decline in demand for such commodities could also adversely affect the financial performance of companies in the energy infrastructure sector. Factors that could lead to a decline in demand include economic recession or other adverse economic conditions, higher fuel taxes or governmental regulations, increases in fuel economy, consumer shifts to the use of alternative fuel sources, changes in commodity prices or weather. It should be noted that many economists have predicted a recession will occur in the U.S. in 2008. The length and severity of such a recession, if any, and its impact on companies in the energy sector, cannot be determined.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties. The Adviser is the current leaseholder for all properties in which we operate. We occupy these premises pursuant to our Investment Advisory Agreement and the Administration Agreement with the Adviser. Our principal executive office is located in Overland Park, Kansas, and certain corporate officers and investment personnel are located in St. Louis, Missouri and Alexandria, Virginia.
ITEM 3. LEGAL PROCEEDINGS
Neither we nor our Adviser are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common shares began trading on the New York Stock Exchange under the symbol “TTO” on February 2, 2007 at a price of $15.00 per share. Prior to our initial public offering, there was no public market for our common shares.
The following table sets forth the range of high and low sales prices of our common shares as reported on the NYSE, and the dividends declared by us for each fiscal quarter since our initial public offering.
		Price Range		Cash Dividend
2007	NAV(1)	High	Low	per Share(2)
First quarter	$13.84	$15.03	$14.50	$0.10(3)
Second quarter	$14.05	$18.47	$14.31	$0.16
Third quarter	$13.77	$18.99	$13.79	$0.18
Fourth quarter	$13.76	$15.29	$11.66	$0.23
(1)    Net asset value per share is generally determined as of the last day in the relevant period and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)    Represents the dividend declared in the specified period.
(3)    Partial dividend paid to pre-IPO shareholders on February 7, 2007, the closing date of the IPO.
The last reported price for our common stock on January 31, 2008 was $12.42 per share. As of January 31, 2008, we had 28 stockholders of record.
Distributions Policy
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

We intend, subject to adjustment at the discretion of our Board of Directors, to pay out to our stockholders substantially all of the amounts we receive as cash or paid-in-kind distributions on equity securities we own and interest payments on debt securities we own, less current or anticipated operating expenses, current income taxes on our income and our leverage costs.
On November 12, 2007, our Board of Directors declared, and on November 30, 2007 we paid, a $0.23 per share distribution to shareholders of record as of November 23, 2007.
We have an “opt out” dividend reinvestment plan. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional common shares, unless the stockholders specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. Stockholders who receive distributions in the form of common shares will generally be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash.
As a BDC, we are prohibited from paying distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act. Distributions also may be limited by the terms of our borrowings. It is our objective to invest our assets and structure our borrowings so as to permit stable and consistently growing distributions. However, there can be no assurances that we will achieve that objective or that our results will permit the payment of any cash distributions.
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
Performance Graph
The following graph compares the return on our common stock (“TTO”) with that of the Wachovia MLP Total Return Index (“WMLPT”), the Standard & Poor’s 500 Stock Index (“SPX”) and a BDC Peer Group (“BDC Peers”)(2), for the period February 2, 2007 (the date our shares begin trading on the New York Stock Exchange) to November 30, 2007. The graph assumes that, on February 2, 2007, a $100 investment was made in each of our common stock, WMLPT, SPX and the BDC Peers, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.
Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering (1)
Through November 30, 2007
(1)    Our shares began trading on the New York Stock Exchange on February 2, 2007.
(2)    The BDC Peer Group consists of the following closed-end investment companies that have elected to be regulated as business development companies under the 1940 Act:
Allied Capital Corp. American Capital Strategies Ameritrans Capital Corp. Apollo Investment Corp. Ares Capital Corporation Blackrock Kelso Capital Corp. Capital Southwest Corp.	Equus Total Return Gladstone Capital Corp. Gladstone Investment Corp. GSC Investment Corp Harris & Harris Group Inc. Hercules Tech Growth Capital Highland Distressed	Kohlberg Capital Corp. Main Street Capital Corp. MCG Capital Corp. Medallion Financial Corp. MVC Capital NGP Capital Resources Co. Patriot Capital Funding Inc.	PennantPark Investment Corp Prospect Capital Corp. TICC Capital Triangle Capital Corp.

Recent Sales of Unregistered Securities
On September 1, 2007, we issued 4,907 shares of common stock under our dividend reinvestment plan. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $72,881 and the proceeds were used for working capital purposes. On November 30, 2007, we issued 10,931 shares of common stock under our dividend reinvestment plan. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $127,456 and the proceeds were used for working capital purposes. All of these shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”) based on the definition of sale under Section 2(a)(3) of the 1933 Act and interpretations of the SEC staff.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the year ended November 30, 2007.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included in this Annual Report on Form 10-K. Financial information presented below for the period from December 8, 2005 to November 30, 2006, and for the year ended November 30, 2007, has been derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm, which are included herein. The historical data is not necessarily indicative of results to be expected for any future period.
	Year Ended November 30, 2007	Period from December 8, 2005 to November 30, 2006(1)
Statements of operations data:
Investment income	$3,034,944	$2,119,843
Base management fees(2)	2,233,670	634,989
All other expenses(3)	2,902,561	360,156
Total expenses	$5,136,231	$995,145
Less expense reimbursement by Adviser	94,181	—
Current and deferred tax expense, net	(3,671,096)	(516,055)
Net realized gain (loss) on investments before current tax benefit	260,290	(1,462)
Unrealized gain on investments before deferred tax expense	10,561,888	328,858
Increase in net assets resulting from operations	$5,143,976	$936,039
Per common share data:
Dividends and distributions to common stockholders	$0.67	0.34
Net increase in stockholder’s equity resulting from operations
Basic and diluted	$0.66	$0.30
Net asset value	$13.76	$13.70
	November 30, 2007	November 30, 2006
Statements of assets and liabilities data:
Short-term investments	$219,502	$5,431,414
Long-term investments	158,416,831	37,144,100
Other assets	319,052	357,498
Total assets	$158,955,385	$42,933,012
Total liabilities	37,042,419	604,610
Total net assets	$121,912,966	$42,328,402
(1)    We were incorporated on September 8, 2005, but did not commence operations until December 8, 2005.
(2)    Includes $1,926,059 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement. Also includes $307,611 accrued as a provision for capital gains incentive fees payable to the Adviser (net of $1,326,001 which represents the portion of the capital gains incentive fee which was attributable to distributions that were characterized by the Company as return of capital for book purposes and was waived under the Expense Reimbursement and Partial Fee Waiver Agreement). The provision for capital gains incentive fees resulted from the increase in fair value and unrealized appreciation on investments. Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.
(3)    Excludes current and deferred income taxes. Includes $1,094,677 in operating expenses, $847,421 interest expense on our line of credit, and $228,750 in preferred stock dividends. Also includes $731,713 of non-recurring expenses related to the loss on redemption of the previously outstanding Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock issuance in December 2006 was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of our initial public offering.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part I, Item 1A. of this report.
We may experience fluctuations in our operating results due to a number of factors, including the return on our equity investments, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
We have elected to be regulated as a BDC under the 1940 Act. We are classified as a closed-end, non-diversified management investment company under the 1940 Act. As a BDC, we are subject to numerous regulations and restrictions. Unlike most investment companies, we are, and intend to continue to be, taxed as a general business corporation under the Code.
Portfolio and Investment Activity
As of November 30, 2007, the value of our investment portfolio (excluding short-term investments) totaled $158,416,831 including equity investments of $147,616,831 and debt investments of $10,800,000, across the following segments of the energy infrastructure sector:

The following table summarizes our investments as of November 30, 2007:
Name of Portfolio Company (Segment)	Nature of its Principal Business	Securities Held by Us	Amount Invested (in millions)	Fair Market Value (in millions)	Current Yield(1)
Abraxas Energy Partners, L.P. (Upstream)	Natural gas and oil exploitation and development in the Delaware and Gulf Coast Basins of Texas	Common Units	$ 7.5	$ 7.4	9.0%
Eagle Rock Energy Partners, L.P. (Midstream)	Gatherer and processor of natural gas in north and east Texas and Louisiana	Common Units	12.2	13.9	8.0%
EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties	Common Units	7.5	7.4	6.5%
High Sierra Energy, LP (Midstream)	Marketer, processor and transporter of hydrocarbons with operations primarily in Colorado, Wyoming and Florida	Common Units	24.8	27.3	9.8%
High Sierra Energy GP, LLC (Midstream)	General Partner of High Sierra Energy, LP	GP Interest	2.0	2.8	2.0	%(2)
International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines in Central Appalachia	Class A Units	10.0	9.0	8.0%
Legacy Reserves LP (Upstream)	Oil and natural gas exploitation and development in the Permian Basin	Limited Partner Units	4.5	5.7	10.1%
LONESTAR Midstream Partners, LP (Midstream)	Gatherer and processor of natural gas in six counties in Texas	Class A Units	23.4	23.4	8.0	%(3)(4)
LSMP GP, LP (Midstream)	General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.5	0.7	1.7	%(3)(4)
Millennium Midstream Partners, LP (Midstream)	Gatherer and processor of natural gas in Texas, Louisiana and offshore Gulf of Mexico	Class A Common Units Incentive Distribution Rights	17.5	15.7	8.5%
Mowood, LLC (Downstream)	Natural gas distribution in central Missouri	Equity interest	1.5	2.8	10.0	%(5)
	with Department of Defense contract through 2014 and landfill gas to energy projects	Subordinated Debt	7.1	7.1	12.0%
Quest Midstream Partners, L.P. (Midstream)	Operator of natural gas gathering pipelines in the Cherokee Basin and interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri	Common Units	22.2	21.9	9.2%
VantaCore Partners LP (Aggregate)	Acquirer and operator of aggregate companies, with quarry operations in Clarksville, Tennessee	Common Units Incentive Distribution Rights	8.5	9.5	9.5%
		Secured Credit Facility	3.8	3.8	10.7	%(6)
			$153.0	$158.4

(1)    The current yield has been calculated by annualizing the most recent distribution and dividing by the amount invested in the underlying security. Actual distributions to us are based on each company’s available cash flow and are subject to change.
(2)    Includes original purchase of 3 percent equity interest, sale of 0.6274 percent equity interest in July 2007 and subsequent capital calls.
(3)    Distributions are paid in kind.
(4)    Includes the purchase of 60,858 of additional Class A Common Units from LONESTAR Midstream Partners, LP for $1,217,160 and 9 GP LP Units from LSMP GP LP for $18,834 in December 2007.
(5)    Represents an equity distribution on our invested capital. We expect that, pending cash availability, such equity distributions will recur on a quarterly basis at or above such yield.
(6)    Variable interest rate.
Abraxas Energy Partners, L.P. (“Abraxas”)
Abraxas was formed with Abraxas Petroleum Corp.’s long-lived, low-decline natural gas and oil reserves located in the Delaware and Gulf Coast Basins of Texas as part of a $100 million private placement. Abraxas Petroleum Corp. is an independent publicly-traded energy company engaged in the exploration and production of natural gas and oil in the Permian Basin of West Texas, onshore Texas Gulf Coast and the southern Powder River Basin in eastern Wyoming. Abraxas’ principal office is located at 500 N. Loop 1604 East, Suite 100, San Antonio, TX 78232.
Eagle Rock Energy Partners, L.P. (“Eagle Rock Energy”)
Eagle Rock Energy is a publicly traded master limited partnership with midstream assets located in Texas and Louisiana and upstream assets in seventeen states. The company conducts its operations through Eagle Rock Pipeline, L.P. Eagle Rock Energy’s principal office is located at 14950 Heathrow Forest Pkwy., Suite 111, Houston, TX 77032.

EV Energy Partners, L.P. (“EV”)
EV is a publicly traded master limited partnership engaged in acquiring, producing and developing oil and gas properties. EV’s current properties are located in the Appalachian Basin, primarily in Ohio and West Virginia and in the Monroe Field in Northern Louisiana and Tennessee. EV’s principal office is located at 1001 Fannin Street, Suite 800, Houston, TX 77002.
High Sierra Energy, LP (“High Sierra”)
High Sierra is a holding company with diversified midstream energy assets focused on the processing, transportation and marketing of hydrocarbons. The management team of High Sierra includes former executives and founders of midstream private and public companies focused on acquiring attractive assets at reasonable multiples. The company’s purchased assets include a natural gas liquids logistics and transportation business in Colorado, natural gas gathering and processing operations in Louisiana, a natural gas storage facility in Mississippi, an ethanol terminal in Nevada, crude and natural gas liquids trucking businesses in Kansas and Colorado, a well water processing facility in Wyoming and two asphalt processing, packaging and distribution terminals in Florida. High Sierra’s principal office is located at 3773 Cherry Creek Drive North, Suite 655, Denver, CO 80209.
High Sierra Energy GP, LLC (“High Sierra GP”)
High Sierra GP is the general partner of High Sierra. High Sierra GP’s principal office is located at 3773 Cherry Creek Drive North, Suite 655, Denver, CO 80209.
International Resource Partners LP (“IRP”)
IRP’s initial acquisition of surface and underground coal mine operations in southern West Virginia is comprised of metallurgical and steam coal reserves, a coal washing and preparation plant, rail load-out facilities and a sales and marketing subsidiary. IRP’s principal office is located at 237 Park Avenue, 9th Floor, New York, NY 10017.
Legacy Reserves LP (“Legacy”)
Legacy is a publicly traded master limited partnership focused on mature oil weighted properties in the Permian Basin in Western Texas that generate stable volumes of oil and natural gas with low rates of decline. Legacy focuses on the exploitation of proved developed reserves, has hedged 58 percent of production volumes through 2010. Legacy’s principal office is located at 303 West Wall, Suite 1500, Midland, TX 79701.
LONESTAR Midstream Partners, LP (“Lonestar”)
Lonestar is a private midstream limited partnership which provides gathering, dehydration, compression, and processing services to natural gas producers in six counties of the Barnett-Shale play. The company has the capacity to gather, compress and transport over 350,000 Mcfd through the company’s gathering systems. Our President holds one of four seats on Lonestar’s Board of Directors. Lonestar’s principal office is located at 300 E. John Carpenter Freeway, Suite 800, Irving, TX 75062.
LSMP GP, LP (“LSMP GP”)
LSMP GP is the general partner of Lonestar. LSMP GP’s principal office is located at 300 E. John Carpenter Freeway, Suite 800, Irving, TX 75062.
Millennium Midstream Partners, LP (“Millennium”)
Millennium is a private master limited partnership focused on natural gas gathering and processing with assets in Texas, Louisiana and offshore in the Gulf of Mexico. Millennium’s gathering business consists of over 500 miles of pipelines and its processing business consists of interests in six plants. Millennium’s principal office is located at 10077 Grogans Mill Rd., Suite 200, The Woodlands, TX 77380.
Mowood, LLC (“Mowood”)
Mowood is a holding company whose assets include Omega Pipeline, LLC (“Omega”) and Timberline Energy, LLC (“Timberline”). Omega is a natural gas local distribution company located on Fort Leonard Wood army base in southwest Missouri. Omega is in the third year of a ten-year contract with the Department of Defense pursuant to which it provides natural gas to Fort Leonard Wood. Timberline is an owner and developer of projects that convert landfill gas to energy. We own 100 percent of the ownership interests in Mowood. Mowood’s principal office is located at P.O. Box 2861, Ordinance Street, Building 2570, Fort Leonard Wood, MO 65473.
Quest Midstream Partners, L.P. (“Quest”)
Quest was formed by the spin-off of Quest Resource Corporation’s midstream coal bed methane natural gas gathering assets. Quest Resource Corporation is an independent publicly traded energy company with an emphasis on the acquisition, production, exploration and development of coal bed methane in the Cherokee Basin. Quest operates a natural gas gathering pipeline network of approximately 1,500 miles which primarily services Quest Resource Corporation, and recently purchased an interstate pipeline. Quest’s principal office is located at 210 Park Avenue, Suite 2750, Oklahoma City, OK 73102.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry in Clarksville, Tennessee. Our President holds one of four seats on Vantacore’s Board of Directors. VantaCore’s principal office is located at 666 Fifth Avenue, 26th Floor, New York, NY 10103.
Our Adviser monitors each portfolio company to determine progress relative to meeting the company’s business plan and to assess the company’s strategic and tactical courses of action. This monitoring may be accomplished by attendance at Board of Directors meetings, the review of periodic operating reports and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Our Adviser’s monitoring activities are expected to provide it with the necessary access to monitor compliance with existing covenants, to enhance our ability to make qualified valuation decisions, and to assist our evaluation of the nature of the risks involved in each individual investment. In addition, these monitoring activities should permit our Adviser to diagnose and manage the common risk factors held by our total portfolio, such as sector concentration, exposure to a single financial sponsor, or sensitivity to a particular geography.
As part of the monitoring process, our Adviser continually assesses the risk profile of each of our investments and rates them on a scale of (1) to (3) based on the following:
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
As of November 30, 2007, all of our portfolio companies have a rating of (1).
Results of Operations
Set forth are the results of operations for the year ended November 30, 2007 as compared to the period from December 8, 2005 (Commencement of Operations) through November 30, 2006.
Investment Income: Investment income increased $915,101 as compared to the equivalent period last year. The increase is generally due to full investment of proceeds from leverage and our initial public offering, and growth in the distributions received from our portfolio companies. The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of November 30, 2007 was 8.8 percent as compared to 8.7 percent at November 30, 2006.
Net Expenses: Net expenses increased $4,046,905 as compared to the equivalent period last year. The increase is primarily related to base management fees resulting from our larger portfolio post-IPO, capital gain incentive fee accruals, interest expense on our line of credit and the redemption premium and issuance costs on previously outstanding Series A Redeemable Preferred Stock (which was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of the initial public offering). The provision for capital gains incentive fees resulted from the increase in fair value and unrealized appreciation on investments. During the year ended November 30, 2007, the Company accrued $307,611 as a provision for capital gains incentive fees (net of $1,326,001 which was waived under the Expense Reimbursement and Partial Fee Waiver Agreement). This amount represents the portion of the capital gains incentive fee attributable to distributions that were characterized by the Company as return of capital for book purposes. Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. For the year ended November 30, 2007, no amount was due or paid for capital gains incentive fees.
Distributable Cash Flow: Our portfolio generates cash flow to us from which we pay dividends to stockholders. When our Board of Directors determines the amount of any distribution we expect to pay our stockholders, it will review distributable cash flow (“DCF”). DCF is distributions received from investments less our total expenses. The total distributions received from our investments include the amount received by us as cash distributions from equity investments, paid-in-kind distributions, and dividend and interest payments. The total expenses include current or anticipated operating expenses, leverage costs and current income taxes on our operating income. Total expenses do not include deferred income taxes or accrued capital gain incentive fees. Dividends paid to stockholders may exceed distributable cash flow for the period.

We disclose DCF in order to provide supplemental information regarding our results of operations and to enhance our investors’ overall understanding of our core financial performance and our prospects for the future. We believe that our investors benefit from seeing the results of DCF in addition to U.S. generally accepted accounting principles (“GAAP”) information. This non-GAAP information facilitates management’s comparison of current results with historical results of operations and with those of our peers. This information is not in accordance with, or an alternative to, GAAP and may not be comparable to similarly titled measures reported by other companies.
The following table represents DCF for the year ended November 30, 2007. DCF comparisons to the same periods last year are not considered meaningful as we had not completed our initial public offering and we were not fully invested.
Distributable Cash Flow	Year ended November 30, 2007
Total Distributions Received from Investments
Distributions from investments	$6,520,432
Distributions paid in stock	295,120
Interest income from investments	921,978
Dividends from money market mutual funds	624,385
Total from Investments	8,361,915
Operating Expenses Before Leverage Costs and Current Taxes
Advisory fees (net of expense reimbursement by Adviser)	1,831,878
Other operating expenses (excluding capital gain incentive fees)	1,094,677
2,926,555
Distributable cash flow before leverage costs and current taxes	5,435,360
Leverage Costs (excluding loss on redemption of preferred stock)	1,076,171
Distributable Cash Flow	$4,359,189
DCF/GAAP Reconciliation
Adjustments to reconcile to Net Investment Loss, before Income Taxes
Distributions paid in stock	$(295,120)
Return of capital on distributions received from equity investments	(5,031,851)
Capital gain incentive fees	(307,611)
Loss on redemption of preferred stock	(731,713)
Net Investment Loss, before Income Taxes	$(2,007,106)
Dividends: The following table sets forth dividends paid during the year ended November 30, 2007. Dividend comparisons to the same periods last year are not considered meaningful as we had not completed our initial public offering and we were not fully invested.
Record Date	Payment Date	Amount
November 23, 2007	November 30, 2007	$0.23
August 21, 2007	September 4, 2007	$0.18
May 22, 2007	June 1, 2007	$0.16
January 31, 2007	February 7, 2007	$0.10
Net Investment Income (Loss): Net investment loss for the year ended November 30, 2007 was $1,565,774 as compared to net investment income of $733,276 for the equivalent period last year. The increased loss is primarily related to the increase in net expenses described above.
Net Realized and Unrealized Gain (Loss): Unrealized gains increased $6,344,701 (after deferred taxes) as compared to the equivalent period last year. We recognized a realized gain of $161,380 (after deferred taxes) as compared to a realized loss of $906 (after deferred taxes) last year. The realized gain for the year ended November 30, 2007 is attributable to a sale of 0.6274 percent of our interest in High Sierra Energy GP, LLC.
Recent Developments
On December 17, 2007, we fulfilled our commitment to purchase $1,217,160 in 60,858 additional Class A Common Units from LONESTAR Midstream Partners, LP and $18,834 in 9 GP LP Units from LSMP GP, LP by utilizing the borrowing capacity under the credit facility.

On December 21, 2007, we withdrew our registration statement for a public offering that was filed with the Securities and Exchange Commission on August 14, 2007. We believe current market conditions and the resulting impact on our stock price have hindered our ability to move forward with a public offering at this time. Capitalized costs in the amount of $72,304 related to the anticipated offering have been expensed and are included in professional fees in the accompanying Statements of Operations for the year ended November 30, 2007.
On January 10, 2008, we invested an additional $2,000,000 in our equity interest of Mowood, LLC.
On February 11, 2008, the Board of Directors declared a dividend of $0.25 per share, to be paid on March 3, 2008 to stockholders of record on February 21, 2008.
Liquidity and Capital Resources
On September 28, 2007, our previous credit facility was amended to increase the maximum principal amount of the revolving credit facility from $35,000,000 to $40,000,000 and to include First National Bank of Kansas as a lender.
We expect to raise additional capital to support our future growth through equity offerings, issuances of senior securities or future borrowings to the extent permitted by the 1940 Act and our current credit facility and subject to market conditions. We generally may not issue additional common shares at a price below our net asset value (net of any sales load (underwriting discount)) without first obtaining approval of our stockholders and Board of Directors. Our stockholders granted us the authority to sell our common shares below net asset value, subject to certain conditions, through December 20, 2007, and we anticipate seeking approval at our 2008 Annual Stockholder Meeting to sell our common shares below net asset value. We are restricted in our ability to incur additional debt by the terms of our credit facility.
Contractual Obligations
The following table summarizes our significant contractual payment obligations as of November 30, 2007.
	Total	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	After 2011
Secured revolving credit facility (1)	$30.6	$30.6	—	—	—	—
Purchase commitment(2)	$1.2	$1.2	—	—	—	—
	$31.8	$31.8	—	—	—	—
(1)    At November 30, 2007, the outstanding balance under the credit facility was $30,550,000. The credit facility expires on March 21, 2008.
(2)    We agreed to purchase, subject to the satisfaction of certain conditions, $1,217,160 in 60,858 additional Class A common units of LONESTAR Midstream Partners, LP and $18,834 in 9 GP LP units of LSMP GP, LP in December 2007.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Borrowings
On April 25, 2007, we entered into a secured committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A. The credit facility matures on March 21, 2008 with provision for a revolving credit facility of up to $20,000,000. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company. The non-usage fee was not applicable during a defined 120 day “resting period” following the initial public offering. On July 18, 2007, the maximum principal amount of the revolving credit facility was increased to $35,000,000, and again on September 28, 2007 to $40,000,000. On September 28, 2007 the credit facility was also amended to include First National Bank of Kansas as a lender.
The average principal balance and interest rate for the period during which the credit facilities were utilized was approximately $18,621,065 and 6.98 percent, respectively. As of November 30, 2007, there was $30,550,000 outstanding under the credit facility.
Critical Accounting Policies
The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. While our critical accounting policies are discussed below, Note 2 in the Notes to the Financial Statements included in this report provides more detailed disclosure of all of our significant accounting policies.

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
Interest and Fee Income Recognition
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees for services rendered to portfolio companies generally are recognized as income when services are rendered.
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
ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider changes in interest rates and the effect such changes can have on the valuations of the distribution-paying equity securities and debt securities we hold and the cost of capital under our credit facility to be our principal market risk.
Debt investments in our portfolio are based on floating and fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of November 30, 2007, our floating rate debt investments totaled $3,750,000 (35 percent) of our total debt investments of $10,800,000. Based on a sensitivity analysis of the variable rate financial obligations in our portfolio at November 30, 2007, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over a one year period would either increase or decrease net investment income by approximately $38,021.
Our revolving credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent. We estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) for the period during which the credit facility was utilized would either increase or decrease net investment income by approximately $99,846.

We carry our investments at fair value, as determined by our Board of Directors. Investments for which market quotations are readily available are valued at such market quotations. Securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our Board of Directors. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and these differences could be material. The Board of Directors has retained Duff & Phelps, LLC (an independent valuation firm) to provide third party valuation consulting services to the Board of Directors which consist of certain limited procedures that the Board of Directors has identified and requested they perform. For the year ended November 30, 2007, the Board of Directors requested Duff & Phelps, LLC to perform the limited procedures on investments in ten portfoliocompanies comprising approximately 94.7 percent of the total investments at fair value as of November 30, 2007. Duff & Phelps, LLC’s limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under the standards of the Public Company Accounting Oversight Board (United States). Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable. The Board of Directors is ultimately and solely responsible for determining the fair value of the investments in good faith.
As of November 30, 2007, the value of our long-term equity investments totaled $147,616,831. The impact of a 10 percent increase in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase net assets applicable to common stockholders by approximately $7,779,407. The impact of a 10 percent decrease in the fair value of these investments, net of the reduction of capital gain incentive fees and related deferred taxes, would decrease net assets applicable to common stockholders by approximately $8,961,525.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and financial statement schedules are set forth beginning on pages F-1 in this Annual Report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
We are a non-accelerated filer as of the fiscal year ended November 30, 2007. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We expect to be an accelerated filer for the fiscal year ended November 30, 2008.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended November 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our proxy statement for our 2008 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our proxy statement for our 2008 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our proxy statement for our 2008 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference to our proxy statement for our 2008 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to our proxy statement for our 2008 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1. The Financial Statements listed in the Index to Financial Statements on Page F-1.
2. The Exhibits listed in the Exhibit Index below.
Exhibit No.	Description of Document
3.1	Articles of Incorporation(1)
3.2	Articles Supplementary(3)
3.3	Bylaws(1)
4.1	Form of Stock Certificate(3)
4.2	Form of Warrant dated December 2006(3)
4.3	Registration Rights Agreements with Merrill Lynch & Co; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated dated January 9, 2006(1)
4.3	Registration Rights Agreement dated April 2007(7)
10.1	Dividend Reinvestment Plan(11)
10.2	Investment Advisory Agreement with Tortoise Capital Advisors, L.L.C. dated January 1, 2007(3)
10.4	Sub-Advisory Agreement with Kenmont Investments Management, L.P. dated January 1, 2007(3)
10.5	Custody Agreement with U.S. Bank National Association dated September 13, 2005(1)
10.6	Stock Transfer Agency Agreement with Computershare Investor Services, LLC dated September 13, 2005(1)
10.7	Administration Agreement with Tortoise Capital Advisors, L.L.C. dated November 14, 2006(3)
10.8	Warrant Agreement with Computershare Investor Services, LLC as Warrant Agent dated December 8, 2005(1)
10.9	Credit Agreement dated April 23, 2007(6)
10.11	First Amendment to Credit Agreement dated July 18, 2007(8)
10.12	Second Amendment to Credit Agreement dated September 28, 2007(9)
10.13	Security Agreement dated April 23, 2007(6)
10.3	Expense Reimbursement and Partial Fee Waiver Agreement dated as of November 30, 2007 by and among Tortoise Capital Resources Corporation and Tortoise Capital Advisors, LLC(10)
14.1	Code of Ethics for Principal Executive Officer and Principal Financial Officer—filed herewith
(24)	Power of Attorney (included on the signature page)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

(1)    Incorporated by reference to the Registrant’s Registration Statement on Form N-2, filed August 28, 2006 (File No. 333-136923).
(2)    Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed November 9, 2006 (File No. 333-136923).
(3)    Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed January 9, 2007 (File No. 333-136923).
(4)    Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed January 18, 2007 (File No. 333-136923).
(5)    Incorporated by reference to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2, filed January 26, 2007 (File No. 333-136923).
(6)    Incorporated by reference to the Registrant’s current report on Form 8-K, filed April 27, 2007.
(7)    Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed July 3, 2007 (File No. 333-142859)
(8)    Incorporated by reference to the Registrant’s current report on Form 8-K, filed July 20, 2007.
(9)    Incorporated by reference to the Registrant’s current report on Form 8-K, filed October 3, 2007.
(10)  Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 6, 2007.
(11)  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007.
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

(1)    Commencement of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Tortoise Capital Resources Corporation
We have audited the accompanying statements of assets and liabilities of Tortoise Capital Resources Corporation (the Company), including the schedules of investments, as of November 30, 2007 and 2006, and the related statements of operations, cash flows, and changes in net assets and the financial highlights for the year ended November 30, 2007 and for the period from December 8, 2005 (commencement of operations) through November 30, 2006. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of November 30, 2007, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Tortoise Capital Resources Corporation at November 30, 2007 and 2006, the results of its operations, its cash flows, the changes in its net assets, and its financial highlights for the year ended November 30, 2007 and for the period from December 8, 2005 (commencement of operations) through November 30, 2006, in conformity with U.S. generally accepted accounting principles.
Ernst & Young LLP
Kansas City, Missouri
February 25, 2008

STATEMENTS OF ASSETS & LIABILITIES
	November 30, 2007	November 30, 2006
Assets
Investments at value, non-affiliated (cost $31,716,576 and $21,867,831, respectively)	$37,336,154	$22,196,689
Investments at value, affiliated (cost $95,507,198 and $14,828,825, respectively)	98,007,275	14,828,825
Investments at value, control (cost $20,521,816 and $5,550,000, respectively)	23,292,904	5,550,000
Total investments (cost $147,745,590 and $42,246,656, respectively)	158,636,333	42,575,514
Income tax receivable	218,935	—
Receivable for Adviser reimbursement	94,181	—
Interest receivable from control investments	68,686	43,983
Other receivable from affiliate	—	44,487
Dividends receivable	1,419	24,262
Prepaid expenses and other assets	154,766	244,766
Total assets	159,174,320	42,933,012
Liabilities
Base management fees payable to Adviser	565,086	112,765
Accrued capital gain incentive fees payable to Adviser (Note 4)	307,611	—
Payable for investments purchased	1,235,994	—
Accrued expenses and other liabilities	419,744	155,303
Short-term borrowings	30,550,000	—
Current tax liability	—	86,386
Deferred tax liability	4,182,919	250,156
Total liabilities	37,261,354	604,610
Net assets applicable to common stockholders	$121,912,966	42,328,402
Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,774 issued and outstanding
at November 30, 2007 and 772,124 issued and outstanding at
November 30, 2006 (5,000,000 authorized)	$1,370,957	$1,104,137
Capital stock, $0.001 par value; 8,858,168 shares issued and outstanding at November 30, 2007 and 3,088,596 issued and outstanding
at November 30, 2006 (100,000,000 shares authorized)	8,858	3,089
Additional paid-in capital	115,186,412	41,018,413
Accumulated net investment loss, net of deferred tax benefit	(1,565,774)	—
Accumulated realized gain (loss), net of deferred tax expense (benefit)	160,474	(906)
Net unrealized appreciation of investments, net of deferred tax expense	6,752,039	203,669
Net assets applicable to common stockholders	$121,912,966	$42,328,402
Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$13.76	$13.70
See accompanying Notes to the Financial Statements.

SCHEDULE OF INVESTMENTS
November 30, 2007
Company	Energy Infrastructure Segment	Type of Investment	Cost	Value
Control Investments(1)
Mowood, LLC	Downstream	Equity Interest (100%)(2)	$1,500,000	$2,816,148
		Subordinated Debt (12% Due 7/1/2016)(2)	7,050,000	7,050,000
VantaCore Partners LP	Aggregate	Common Units (425,000)(2)	8,169,420	9,458,350
		Subordinated Debt
		(10.73% Due 5/21/2014)(2)(3)	3,750,000	3,750,000
		Incentive Distribution Rights (789)(2)(7)	52,396	218,406
Total Control Investments — 19.1%(4)			20,521,816	23,292,904
Affiliated Investments(5)
High Sierra Energy, LP	Midstream	Common Units (999,614)(2)	24,005,079	27,279,466
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,840,000	9,048,521
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,184,532)(2)(6)	23,395,520	23,418,198
LSMP GP, LP	Midstream	GP LP Units (180 units)(2)	549,142	679,482
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946)(2)	21,235,694	21,847,501
Millennium Midstream Partners, LP	Midstream	Class A Common Units (875,000)(2)	16,437,410	15,452,412
		Incentive Distribution Rights (78)(2)(7)	44,353	281,695
Total Affiliated Investments — 80.4%(4)			95,507,198	98,007,275
Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181)(2)	7,286,495	7,365,704
Eagle Rock Energy Partners, L.P.(8)	Midstream	Common Units (659,071)	10,931,340	13,893,217
EV Energy Partners, L.P.(8)	Upstream	Common Units (217,391)(2)	7,407,816	7,356,511
Legacy Reserves LP(8)	Upstream	Limited Partner Units (264,705)	3,871,099	5,654,099
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)	2,000,324	2,847,121
First American Government	Short-term
Obligations Fund	investment	Class Y shares	219,502	219,502
Total Non-affiliated Investments — 30.6%(4)			31,716,576	37,336,154
Total Investments — 130.1%(4)			$147,745,590	$158,636,333
(1)    Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 7 to the financial statements for further disclosure.
(2)    Fair valued securities have a total value of $138,869,515, which represents 113.9% of net assets applicable to common stockholders. These securities are deemedto be restricted; see Note 6 to the financial statements for further disclosure.
(3)    Security is a variable rate instrument. Interest rate is as of November 30, 2007.
(4)    Calculated as a percentage of net assets applicable to common stockholders.
(5)    Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 7to the financial statements for further disclosure.
(6)    Distributions are paid-in-kind.
(7)    Currently non-income producing.
(8)    Publicly-traded company.
See accompanying Notes to the Financial Statements.

SCHEDULE OF INVESTMENTS
November 30, 2006
Company	Energy Infrastructure Segment	Type of Investment	Cost	Value
Control Investments(1)
Mowood, LLC	Downstream	Equity Interest (100%)(2)	$1,000,000	$1,000,000
		Subordinated Debt (12% Due 7/1/2016)(2)	4,550,000	4,550,000
Total Control Investments — 13.2%(3)			5,550,000	5,550,000
Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (633,179)(2)	14,828,825	14,828,825
Total Affiliated Investments — 35.0%(3)			14,828,825	14,828,825
Non-affiliated Investments
Eagle Rock Energy Partners, L.P.	Midstream	Common Units (474,071)(2)	8,449,785	8,533,278
Eagle Rock Energy Partners, L.P.	Midstream	Common Units (185,000)	3,515,000	3,494,650
Legacy Reserves LP	Upstream	Limited Partner Units (264,705)(2)	4,300,446	4,566,161
High Sierra Energy GP, LLC	Midstream	Options (3%)(2)(5)	171,186	171,186
First American Prime Obligations	Short-term
Money Market Fund	investment	Class Y shares	5,431,414	5,431,414
Total Non-affiliated Investments — 52.4%(3)			21,867,831	22,196,689
Total Investments — 100.6% (3)			$42,246,656	$42,575,514
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
(4)    Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 7to the financial statements for further disclosure.
(5)    The Company has an option to purchase a 3% Membership Interest (fully diluted) in High Sierra Energy GP, LLC at an exercise price of $2,250,000. The option may be exercised any time prior to May 2, 2007.
See accompanying Notes to the Financial Statements.

STATEMENT OF OPERATIONS
	Year Ended November 30, 2007	Period from December 8, 2005(1) through November 30, 2006
Investment Income
Distributions from investments
Non-affiliated investments	$1,885,231	$4,122,244
Affiliated investments	4,245,481	100,000
Control investments	389,720	—
Total distributions from investments	6,520,432	4,222,244
Less return of capital on distributions	(5,031,851)	(3,808,154)
Net distributions from investments	1,488,581	414,090
Fee income	—	225,000
Dividends from money market mutual funds	624,385	1,210,120
Interest income from affiliated investments	—	270,633
Interest income from control investments	921,978	—
Total Investment Income	3,034,944	2,119,843
Operating Expenses
Base management fees	1,926,059	634,989
Capital gain incentive fees (Note 4)	307,611	—
Professional fees	727,055	205,018
Directors’ fees	84,609	69,550
Administrator fees	81,002	1,322
Reports to stockholders	53,610	15,810
Registration fees	40,660	—
Fund accounting fees	32,183	25,536
Stock transfer agent fees	13,600	17,329
Custodian fees and expenses	10,174	6,647
Other expenses	51,784	18,944
Total Operating Expenses	3,328,347	995,145
Interest expense	847,421	—
Preferred stock dividends	228,750	—
Loss on redemption of preferred stock	731,713	—
Total Interest Expense, Preferred Stock Dividends
and Loss on Redemption of Preferred Stock	1,807,884	—
Total Expenses	5,136,231	995,145
Less expense reimbursement by Adviser	(94,181)	—
Net Expenses	5,042,050	995,145
Net Investment Income (Loss), before Income Taxes	(2,007,106)	1,124,698
Current tax benefit (expense)	261,667	(266,455)
Deferred tax benefit (expense)	179,665	(124,967)
Total tax benefit (expense)	441,332	(391,422)
Net Investment Income (Loss)	(1,565,774)	733,276

STATEMENT OF OPERATIONS
(Continued)
	Year Ended November 30, 2007	Period from December 8, 2005(1) through November 30, 2006
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments, before deferred tax benefit (expense)	260,290	(1,462)
Current tax benefit	—	556
Deferred tax expense	(98,910)	—
Net realized gain (loss) on investments	161,380	(906)
Net unrealized appreciation of non-affiliated investments	5,528,064	328,858
Net unrealized appreciation of affiliated investments	2,262,736	—
Net unrealized appreciation of control investments	2,771,088	—
Net unrealized appreciation, before deferred taxes	10,561,888	328,858
Deferred tax expense	(4,013,518)	(125,189)
Net unrealized appreciation of investments	6,548,370	203,669
Net Realized and Unrealized Gain (Loss) on Investments	6,709,750	202,763
Net Increase in Net Assets Applicable to Common Stockholders
Resulting from Operations	$5,143,976	$936,039
Net Increase in Net Assets Applicable to Common Stockholders:
Resulting from Operations Per Common Share
Basic and diluted	$0.66	$0.30
Weighted Average Shares of Common Stock Outstanding:
Basic and diluted	7,751,591	3,088,596
(1)    Commencement of Operations.
See accompanying Notes to the Financial Statements.

STATEMENTS OF CHANGES IN NET ASSETS
	Year Ended November 30, 2007	Period from December 8, 2005(1) through November 30, 2006
Operations
Net investment income (loss)	$(1,565,774)	$733,276
Net realized gain (loss) on investments	161,380	(906)
Net unrealized appreciation on investments	6,548,370	203,669
Net increase in net assets applicable to common stockholders resulting from operations	5,143,976	936,039
Dividends and Distributions to Common Stockholders
Net investment income	—	(639,220)
Return of capital	(5,349,244)	(410,903)
Total dividends and distributions to common stockholders	(5,349,244)	(1,050,123)
Capital Stock Transactions
Proceeds from private offerings of 3,066,667 common shares	—	44,895,868
Proceeds from issuances of 772,124 warrants	—	1,104,137
Proceeds from initial public offering of 5,740,000 common shares	86,100,000	—
Proceeds from issuance of 185,000 warrants	283,050	—
Proceeds from exercise of 11,350 warrants	170,250	—
Underwriting discounts and offering expenses associated with the issuance of common stock	(7,006,341)	(3,769,373)
Issuance of 18,222 common shares from reinvestment of dividend distributions to stockholders	242,873	—
Net increase in net assets, applicable to common stockholders, from capital stock transactions	79,789,832	42,230,632
Total increase in net assets applicable to common stockholders	79,584,564	42,116,548
Net Assets
Beginning of period	42,328,402	211,854
End of period	$121,912,966	$42,328,402
Accumulated net investment loss net of deferred tax benefit, at end of period	$(1,565,774)	$—
(1)    Commencement of Operations.
See accompanying Notes to the Financial Statements.

STATEMENTS OF CASH FLOWS
	Year Ended November 30, 2007	Period from December 8, 2005(1) through November 30, 2006
Cash Flows From Operating Activities
Distributions received from investments	$6,520,432	$4,222,244
Interest and dividend income received	1,535,673	1,412,509
Fee income received	—	225,000
Purchases of long-term investments	(114,999,341)	(42,065,001)
Proceeds from sales of long-term investments	640,656	1,440,143
Proceeds (purchases) of short-term investments, net	5,211,912	(5,431,414)
Interest expense paid	(665,865)	—
Current tax expense paid	—	(179,513)
Preferred stock dividends	(228,750)	—
Operating expenses paid	(2,438,378)	(1,110,387)
Net cash used in operating activities	(104,423,661)	(41,486,419)
Cash Flows from Financing Activities
Issuance of common stock (including warrant exercises)	86,270,250	46,000,005
Common stock issuance costs	(6,841,555)	(3,769,373)
Issuance of preferred stock	18,216,950	—
Redemption of preferred stock	(18,870,000)	—
Preferred stock issuance costs	(78,663)	—
Issuance of warrants	283,050	—
Advances from revolving line of credit	46,450,000	—
Repayments on revolving line of credit	(15,900,000)	—
Dividends paid to common stockholders	(5,106,371)	(1,050,123)
Net cash provided by financing activities	104,423,661	41,180,509
Net decrease in cash	—	(305,910)
Cash—beginning of period	—	305,910
Cash—end of period	$—	$—

STATEMENTS OF CASH FLOWS
(Continued)
	Year Ended November 30, 2007	Period from December 8, 2005(1) through November 30, 2006
Reconciliation of net increase in net assets applicable to common stockholders resulting from operations to net cash used in operating activities
Net increase in net assets applicable to common stockholders resulting from operations	$5,143,976	$936,039
Adjustments to reconcile net increase in net assets applicable to common stockholders resulting from operations to net cash used in operating activities:
Purchases of long-term investments	(116,235,335)	(42,065,001)
Return of capital on distributions received	5,031,851	3,808,154
Proceeds from sales of long-term investments	640,656	1,440,143
Proceeds (purchases) of short-term investments, net	5,211,912	(5,431,414)
Accrued capital gain incentive fees payable to Adviser	307,611	—
Deferred income tax expense	3,932,763	250,156
Realized loss (gain) on investments	(260,290)	1,462
Amortization of issuance costs	9,900	—
Loss on redemption of preferred stock	731,713	—
Net unrealized appreciation of investments	(10,561,888)	(328,858)
Changes in operating assets and liabilities:
Increase in income tax receivable	(218,935)	—
Increase in interest, dividend and distribution receivable	(1,860)	(68,245)
(Increase) decrease in prepaid expenses and other assets	72,074	(289,253)
Increase (decrease) in current tax liability	(86,386)	86,386
Increase in management fees payable to Adviser, net of reimbursement	358,140	112,765
Increase in payable for investments purchased	1,235,994	—
Increase in accrued expenses and other liabilities	264,443	61,247
Total adjustments	(109,567,637)	(42,422,458)
Net cash used in operating activities	$(104,423,661)	$(41,486,419)
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$242,873	$—
(1)    Commencement of Operations.
See accompanying Notes to the Financial Statements.

FINANCIAL HIGHLIGHTS
	Year Ended November 30, 2007	Period from December 8, 2005(1) through November 30, 2006
Per Common Share Data(2)
Net Asset Value, beginning of period	$13.70	$—
Initial offering price	—	15.00
Premium less underwriting discounts and offering costs on initial public
offering of common shares(3)	0.01	—
Underwriting discounts and offering costs on issuance of common shares	—	(1.22)
Income from Investment Operations:
Net investment income (loss)(4)	(0.18)	0.21
Net realized and unrealized gain on investments(4)	0.90	0.05
Total increase from investment operations	0.72	0.26
Less Dividends and Distributions to Common Stockholders:
Net investment income	—	(0.21)
Return of capital	(0.67)	(0.13)
Total dividends and distributions to common stockholders	(0.67)	(0.34)
Net Asset Value, end of period	$13.76	$13.70
Per common share market value, end of period(5)	$11.66	N/A
Total Investment Return, including capital gain incentive fees, based on net asset value(6)	5.35%	(6.39)%
Total Investment Return, excluding capital gain incentive fees, based on net asset value(6)	5.57%	(6.39)%
Total Investment Return, based on market value(7)	(19.05)%	N/A
(1)    Commencement of Operations.
(2)    Information presented relates to a share of common stock outstanding for the entire period.
(3)    Represents the premium on the initial public offering of $1.17 per share, less the underwriting discounts and offering costs of $1.16 per share.
(4)    The per common share data for the period from December 8, 2005 through November 30, 2006 do not reflect the change in estimate of investment incomeand return of capital for the respective period. See Note 2D to the financial statements for further disclosure.
(5)    Per common share market value for the period from December 8, 2005 through November 30, 2006 is not applicable as shares were not publicly traded.
(6)    Not annualized for periods less than a year. Total investment return is calculated assuming a purchase of common stock at net asset value per share asof the beginning of the period, reinvestment of dividends at net asset value, and a sale at net asset value at the end of the period.
(7)    Total investment return is calculated assuming a purchase of common stock at the initial public offering price,reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan or market value, as applicable, and a sale at the current market price on the last day of the period reported (excluding brokerage commissions). Total investment return on a market value basis is shown for the period from February 7, 2007 (the Company’s initial public offering) through November 30, 2007.

FINANCIAL HIGHLIGHTS
(Continued)
	Year Ended November 30, 2007	Period from December 8, 2005(1) through November 30, 2006
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000’s)	$121,913	$42,328
Ratio of expenses (including current and deferred income tax expense
and capital gain incentive fees) to average net assets(8)(9)(10)(14)	8.35%	3.64%
Ratio of expenses (excluding current and deferred income tax expense)
to average net assets(8)(11)(14)	4.69%	2.40%
Ratio of expenses (excluding current and deferred income tax expense
and capital gain incentive fees) to average net assets(8)(11)(12)(14)	4.40%	2.40%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense and capital gain incentive fees(8)(11)(12)(15)	(1.58)%	2.71%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense(8)(10)(11)(15)	(1.87)%	2.71%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense and capital gain incentive fees(8)(9)(10)(15)	(5.52)%	1.47%
Portfolio turnover rate(8)	0.62%	9.51%
Short-term borrowings, end of period (000’s)	$30,550	—
Asset coverage, per $1,000 of short-term borrowings(13)	$4,991	—
Asset coverage ratio of short-term borrowings(13)	4.99%	—
(8)    Annualized for periods less than one full year.
(9)    For the year ended November 30, 2007, the Company accrued $261,667 in current income tax benefit and $3,932,763 in deferred income tax expense. For the period from December 8, 2005 through November 30, 2006, the Company accrued $265,899 in current income tax expense, and $250,156 in deferred income tax expense.
(10)  During the period ended November 30, 2007, the Company accrued $307,611 as a provision for capital gains incentive fees. There were no capital gain incentive fees accrued for the period from December 8, 2005 through November 30, 2006.
(11)  The ratio excludes the impact of current and deferred income taxes.
(12)  The ratio excludes the impact of capital gain incentive fees.
(13)  Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the period divided by short-term borrowings outstanding at the end of the period.
(14)  The decrease in ratio of expenses as a result of the base management fee expense reimbursement was 0.09%.
(15)  The decrease in net investment loss as a result of the base management fee expense reimbursement was 0.09%.
See accompanying Notes to the Financial Statements.

NOTES TO FINANCIAL STATEMENTS
November 30, 2007
1. Organization
Tortoise Capital Resources Corporation (the “Company”) was organized as a Maryland corporation on September 8, 2005, and is a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. The Company invests primarily in privately held and micro-cap public companies operating in the midstream and downstream segments, and to a lesser extent the upstream segment, of the energy infrastructure sector. The Company is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company does not report results of operations internally on an operating segment basis. The Company is externally managed by Tortoise Capital Advisors, L.L.C., an investment adviser specializing in the energy sector. The Company’s shares are listed on the New York Stock Exchange under the symbol “TTO.”
2. Significant Accounting Policies
A. Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
B. Investment Valuation — The Company invests primarily in illiquid securities including debt and equity securities of privately-held companies. The investments generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments. The Company’s Board of Directors may consider other methods of valuing investments as appropriate and in conformity with U.S. generally accepted accounting principles. The Board of Directors will undertake a multi-step valuation process each quarter in connection with determining the fair value of investments:
•      Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser. As part of this process, materials are prepared containing their supporting analysis;
•      The Investment Committee of our Adviser reviews the preliminary valuations, and the investment professionals of our
•      Adviser consider and assess, as appropriate, any changes that may be required to the preliminary valuations to address any comments provided by the Investment Committee of our Adviser;
•      Our Board of Directors assesses the valuations and ultimately determines the fair value of each investment in our portfolio in good faith; and
•      An independent valuation firm engaged by us to provide third-party valuation consulting services to our Board of Directors performs certain limited procedures that the Board of Directors has identified and asked them to perform on a selection of these valuations as determined by our Board of Directors.
The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.
The fair value methodology begins with determining the enterprise value of the portfolio company that issued the security being fair valued. For any one company, enterprise value may best be expressed as a range of fair values, from which a single estimate of fair value will be derived. If the portfolio company has adequate enterprise value to support the repayment of debt, the fair value of the loan or debt security will normally correspond to cost unless the portfolio company’s condition or other market factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of debt and other preference capital, and other pertinent factors such as recent offers to purchase a company, recent transactions involving the purchase or sale of the equity securities of the company, or other liquidation events. The determined equity values will generally be discounted when holding a minority position, if there are restrictions on resale, if there are specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other comparable factors exist.

For equity and equity-related securities that are freely tradable and listed on a securities exchange, the Company values those securities at their last sale price on that exchange date on the valuation date. If the security is listed on more than one exchange, the Company will use the price of the exchange that it generally considers to be the principal exchange on which the security is traded. Securities listed on the NASDAQ will be valued at the NASDAQ Official Closing Price, which may not necessarily represent the last sale price. If there has been no sale on such exchange or NASDAQ on such day, the security will be valued at the mean between bid and ask price on such day.
The Company generally values short-term debt securities at prices based on market quotations for such securities, except those securities purchased with 60 days or less to maturity are valued on the basis of amortized cost, which approximates market value.
C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the year ended November 30, 2007, the Company received no fee income.
D. Security Transactions and Investment Income — Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from the Company’s investments in limited partnerships and limited liability companies generally are comprised of ordinary income, capital gains and return of capital. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entity after their tax reporting periods are concluded, as the actual character of these distributions are not known until after the fiscal year-end of the Company.
For the period from December 8, 2005 (Commencement of Operations) through November 30, 2006, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company had estimated approximately 8 percent as investment income and approximately 92 percent as return of capital. During the year ended November 30, 2007, the Company reclassified the amount of investment income and return of capital it recognized based on the 2006 tax reporting information received from the individual portfolio companies. This reclassification amounted to a decrease in pre-tax net investment income of approximately $314,000 or $0.04 per share ($195,000 or $0.02 per share, net of deferred tax benefit), an increase in unrealized appreciation of investments of approximately $300,000 or $0.03 per share ($186,000 or $0.02 per share, net of deferred tax expense) and an increase in realized gains of approximately $14,000 or $0.002 per share ($9,000 or $0.001 per share, net of deferred tax expense) for the period from December 8, 2005 (Commencement of Operations) through November 30, 2006. The reclassification is reflected in the accompanying Statements of Operations for the year ended November 30, 2007. For the year ended November 30, 2007, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies to be approximately 28 percent investment income and 72 percent return of capital.
E. Dividends to Stockholders — The amount of any quarterly dividends will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2007, the Company’s dividends, for book and tax purposes, were comprised entirely of return of capital. For the year ended November 30, 2006, the Company’s dividends, for book purposes were comprised of 61 percent investment income and 39 percent return of capital, and for tax purposes were comprised of 42 percent investment income and 58 percent return of capital. Had the 2006 tax reporting information received from the individual portfolio companies as described in the paragraph above been obtained prior to November 30, 2006, the Company’s dividends, for book purposes, would have been comprised of 31 percent investment income and 69 percent return of capital.
F. Federal and State Income Taxation — The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income. Currently, the maximum marginal regular federal income tax rate for a corporation is 35 percent; however, the Company anticipates a marginal effective tax rate of 34 percent due to expectations of the level of taxable income relative to the federal graduated tax rates, including the tax rate anticipated when temporary differences reverse. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.

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
G. Organization Expenses and Offering Costs — The Company is responsible for paying all organization and offering expenses. Offering costs paid by the Company were charged as a reduction of paid-in capital at the completion of the Company’s initial public offering, and amounted to $889,050 (excluding underwriter commissions). Offering costs paid by the Company related to a resale registration statement covering securities issued in private placements prior to the Company’s initial public offering amounting to $90,292 were charged as a reduction of paid-in capital and $28,454 were capitalized and amortized over a one-year period following July 26, 2007, the effective date of the registration statement. Organizational expenses in the amount of $88,906 were expensed prior to the commencement of operations.
H. Indemnifications — Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company may enter into contracts that provide general indemnification to other parties. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred, and may not occur. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
I. Warrants — The Statement of Assets and Liabilities as of November 30, 2006 reflects a revision to the warrants and additional paid-in capital accounts. After further evaluation of the underlying assumptions and characteristics of the warrants, it was determined that $1,104,137 should be attributed to the value of the warrants and additional paid-in capital reduced by the same amount. This revision has no impact on net assets applicable to common stockholders or net asset value per common share outstanding.
J. Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority, and if so, the measurement of the tax benefit recognized. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. Recent SEC guidance allows implementing FIN 48 in the Company’s net asset value calculations as late as its last net asset value calculation in the first required financial statement reporting period. As a result, the Company will incorporate FIN 48 in its February 29, 2008 quarterly financial statements. As of the date of this report, the Company is evaluating the implications of FIN 48 and its impact to the financial statements has not yet been determined.
In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 is effective for the Company in the year beginning December 1, 2007. The changes to current U.S. generally accepted accounting principles from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. As of November 30, 2007, the Company does not believe the adoption of SFAS No. 157 will have a material quantitative impact on the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in net assets for the reporting period.
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
The second part of the incentive fee payable to the Adviser, the capital gains fee, is equal to: (A) 15 percent of (i) the Company’s net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from December 8, 2005 to the end of each fiscal year, less (ii) any unrealized capital depreciation at the end of such fiscal year, less (B) the aggregate amount of all capital gains fees paid to the Adviser in prior fiscal years. The calculation of the capital gains fee includes any capital gains that result from the cash distributions that are treated as a return of capital. In that regard, any such return of capital will be treated as a decrease in the cost basis of an investment for purposes of calculating the capital gains fee. The capital gains fee is calculated and payable annually within thirty (30) days of the end of each fiscal year. Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security. Unrealized capital depreciation on a security will be calculated as the amount by which the Company’s adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year. During the year ended November 30, 2007, the Company accrued no investment income fees, and accrued $307, 611 as a provision for capital gains incentive fees. The provision for capital gains incentive fees is a result of the increase in fair value and unrealized appreciation of investments. Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. As of November 30, 2007, no amount was required to be paid for capital gains incentive fees.
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
On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser shall reimburse the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the year ended November 30, 2007, the Adviser reimbursed the Company $94,181 under this Agreement.

Also under the terms of the agreement, the Adviser terminated its right to receive the capital gains incentive fee as described above, to the extent, and only to the extent, such fee would be due as to that portion of any scheduled periodic distributions made possible by the normally recurring cash flow from the operations of portfolio companies (“Expected Distributions”) that is characterized by the Company as a return of capital for book purposes. This does not apply to any portion of any distribution from a portfolio company that is not an Expected Distribution. For the year ended November 30, 2007, the portion of the capital gains incentive fee that was attributable to expected distributions characterized by the Company as return of capital for book purposes since Commencement of Operations amounted to $1,326,001.
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
Computershare Trust Company, N.A. serves as the Company’s transfer agent and agent for the automatic dividend reinvestment plan. Its affiliate, Computershare Inc., serves as the Company’s dividend paying agent.
U.S. Bank, N.A. serves as the Company’s custodian. The Company pays the custodian a monthly fee computed at an annual rate of 0.015 percent on the first $200,000,000 of the Company’s portfolio assets and 0.01 percent on the balance of the Company’s portfolio assets, subject to a minimum annual fee of $4,800.
5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of November 30, 2007, and November 30, 2006 are as follows:
	November 30, 2007	November 30, 2006
Deferred tax assets:
Organization costs	$29,280	$31,532
Capital gain incentive fees	116,892	—
Net operating loss carryforwards	1,397,684	—
	1,543,856	31,532
Deferred tax liabilities:
Net unrealized gains on investment securities	4,138,485	124,967
Basis reduction of investment in MLPs	1,588,290	156,721
	5,726,775	281,688
Total net deferred tax liability	$4,182,919	$250,156
At November 30, 2007, a valuation allowance was not recorded because the Company believes it is more likely than not that there is an ability to utilize its deferred tax assets.
Total income tax expense or benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:
	Year Ended November 30, 2007	For the period December 8, 2005 to November 30, 2006
Application of statutory income tax rate	$2,997,124	$493,713
State income taxes, net of federal taxes	354,031	58,084
Preferred dividends	86,925	—
Loss on redemption of preferred stock	278,051	—
Change in deferred tax valuation allowance	—	(35,742)
Change in prior year tax expense	(45,035)	—
Total tax expense	$3,671,096	$516,055

For the year ended November 30, 2007, the components of income taxes include current federal and state tax benefit (net of federal effect) of $240,141 and $21,526 and deferred federal and state income tax expense (net of federal benefit) of $3,557,206 and $375,557 respectively. For the period from December 8, 2005 to November 30, 2006, the components of income tax expense include current federal and state income tax expense, net of the change in deferred tax valuation allowance (net of federal benefit on state tax effect) of $237,909 and $27,990, and deferred federal and state income tax expense (net of federal benefit) of $220,062 and $30,094, respectively. As of November 30, 2007, the Company had a net operating loss of approximately $3,678,000. This net operating loss can be carried forward and will expire in the year ending November 30, 2027. As of November 30, 2007, the aggregate cost of securities for Federal income tax purposes was $143,565,879. At November 30, 2007, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $16,215,879, the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $1,145,425 and the net unrealized appreciation was $15,070,454.
As of November 30, 2006, the aggregate cost of securities for Federal income tax purposes was $41,834,231. At November 30, 2006, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $741,283, the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $0, and the net unrealized appreciation was $741,283.
6. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The tables below show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), value per unit of such securities and value as percent of net assets applicable to common stockholders as of November 30, 2007 and November 30, 2006, respectively.
November 30, 2007 Investment Security		Equity Interest, Units or Principal Amount	Acquisition Dates	Acquistion Cost	Value Per Unit	Value as Percent of Net Assets
Abraxas Energy Partners, L.P.	Common Units	450,181	5/25/07	$7,500,015	$16.36	6.0%
EV Energy Partners, L.P.	Common Units	217,391	6/1/07	7,499,990	33.84	6.0
High Sierra Energy, LP	Common Units	999,614	11/2/06, 6/15/07	24,828,836	27.29	22.4
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06, 5/1/07	2,005,491	N/A	2.3
International Resource Partners LP	Class A Common Units	500,000	6/12/07	10,000,000	18.10	7.4
LONESTAR Midstream Partners, LP	Class A Common Units	1,184,532	7/27/07, 9/17/07	23,418,198	19.77	19.1
LSMP GP, LP	GP LP Units	180	7/27/07, 9/17/07	679,482	3,806.22	.6
Millennium Midstream Partners, LP	Class A Common Units	875,000	12/28/06	17,481,430	17.66	12.7
Millennium Midstream Partners, LP	Incentive Distribution Rights	78	12/28/06	18,570	3,611.47	.2
Mowood, LLC	Equity Interest	100%	6/5/06, 5/4/07	1,500,000	N/A	2.3
Mowood, LLC	Subordinated Debt	$7,050,000	6/5/06, 5/4/07, 6/29/07	7,050,000	N/A	5.8
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06	22,200,001	18.50	18.0
VantaCore Partners LP	Common Units	425,000	5/21/07	8,500,000	22.25	7.8
VantaCore Partners LP	Incentive Distribution Rights	789	5/21/07	—	276.81	.2
VantaCore Partners LP	Subordinated Debt	$3,750,000	5/21/07	3,750,000	N/A	3.1
				$136,432,013		113.9%

The carrying value per unit of unrestricted common units of EV Energy Partners, L.P. was $35.88 on June 1, 2007, the date of the purchase agreement and date an enforceable right to acquire the restricted EV Energy Partners, L.P. units was obtained by the Company.
November 30, 2006 Investment Security		Equity Interest, Units or Principal Amount	Acquisition Dates	Acquistion Cost	Value Per Unit	Value as Percent of Net Assets
Eagle Rock Energy Partners, L.P.	Common Units	474,071	3/27/06	$12,058,401	$18.00	20.1%
High Sierra Energy, LP	Common Units	633,179	11/2/06	14,828,825	23.42	35.0
High Sierra Energy GP, LLC	Option to Purchase Equity Interest	3%	11/2/06	171,186	N/A	0.4
Legacy Reserves LP	Limited Partner Units	264,705	3/14/06	4,499,985	17.25	10.8
Mowood, LLC	Equity Interest	100%	6/5/06	1,000,000	N/A	2.4
Mowood, LLC	Subordinated Debt	$4,550,000	6/5/06	4,550,000	N/A	10.8
				$37,108,397		79.5%

7. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate value of all securities of affiliates and controlled entities held by the Company as of November 30, 2007 amounted to $121,300,179 representing 99.5 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at November 30, 2007 or during the year then ended is as follows:
					November 30, 2007
	Units/Equity Interest/Principal Balance 11/30/06	Gross Additons	Gross Reductions	Gross Distribtions Received	Units/Equity Interest/Principal Balance	Value
High Sierra Energy, LP	633,179	$10,000,011	$ —	$1,642,056	999,614	$27,279,466
International Resource Partners LP	—	10,000,000	—	266,667	500,000	9,048,521
LONESTAR Midstream Partners, LP	—	23,395,520	—	—	1,184,532	23,418,198
LSMP GP, LP	—	549,142	—	—	180	679,482
Millennium Midstream Partners, LP
Class A Common Units	—	17,481,430	—	1,131,375	875,000	15,452,412
Millennium Midstream Partners, LP
Incentive Distribution Rights	—	18,570	—	—	78	281,695
Mowood, LLC
Subordinated Debt	$4,550,000	2,500,000	—	—	$7,050,000	7,050,000
Mowood, LLC
Equity Interest	100%	500,000	—	96,895	100%	2,816,148
Quest Midstream Partners, L.P.	—	22,200,001	—	1,205,384	1,180,946	21,847,501
VantaCore Partners LP
Subordinated Debt	—	3,750,000	—	—	$3,750,000	3,750,000
VantaCore Partners LP
Common Units	—	8,500,000	—	292,825	425,000	9,458,350
VantaCore Partners LP
Incentive Distribution Rights	—	—	—	—	789	218,406
		$98,894,674	$ —	$4,635,202		$121,300,179
8. Investment Transactions
For the year ended November 30, 2007, the Company purchased (at cost) securities in the amount of $116,235,335 and sold securities (excluding short-term debt securities) in the amount of $752,929. For the year ended November 30, 2006, the Company purchased (at cost) and sold securities (at proceeds) in the amount of $42,065,001 and $1,440,143 (excluding short-term debt securities), respectively.
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
On April 25, 2007, the Company entered into a secured committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A. The credit facility matures on March 21, 2008, with provision for a revolving credit facility of up to $20,000,000. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR rate plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company. The non-usage fee was not applicable during a defined 120 day “resting period” following the initial public offering. The credit facility contains a covenant precluding the Company from incurring additional debt. On July 18, 2007, the maximum principal amount of the revolving credit facility was increased to $35,000,000, and the maximum principal amount was increased again on September 28, 2007 to $40,000,000. On September 28, 2007 the credit facility was also amended to include First National Bank of Kansas as a lender.

For the year ended November 30, 2007, the average principal balance and interest rate for the period during which the credit facilities were utilized was approximately $18,621,065 and 6.98 percent, respectively. As of November 30, 2007, the principal balance outstanding was $30,550,000 at a rate of 6.99 percent. A portion of the remaining availability under the credit facility has been segregated to fund the investments in LONESTAR Midstream Partners, LP and LSMP GP LP, as reported in payable for investments purchased in the accompanying Statements of Assets and Liabilities.
10. Preferred Stock
On December 22, 2006, the Company issued 466,666 shares of Series A Redeemable Preferred Stock and 70,000 warrants at $15.00 per share. On December 26, 2006, the Company issued an additional 766,667 shares of Series A Redeemable Preferred Stock and 115,000 warrants at $15.00 per share. Holders of Series A Redeemable Preferred Stock received cash dividends (as declared by the Board of Directors and from funds legally available for distribution) at the annual rate of 10 percent of the original issue price. On February 7, 2007, the Company redeemed all of the preferred stock at $15.00 per share plus a 2 percent redemption premium, for a total redemption price of $18,870,000. After attributing $283,050 in value to the warrants, the redemption premium of $370,000 and $78,663 in issuance costs, the Company recognized a loss on redemption of the preferred stock of $731,713. In addition, dividends in the amount of $228,750 were paid to the preferred stockholders.
11. Common Stock
The Company has 100,000,000 shares authorized and 8,858,168 shares outstanding at November 30, 2007.
Shares at December 8, 2005 (Commencement of Operations)	3,088,596
Shares at November 30, 2006	3,088,596
Shares sold through initial public offering	5,740,000
Shares issued through reinvestment of dividends	18,222
Shares issued upon exercise of warrants	11,350
Shares at November 30, 2007	8,858,168
12. Warrants
At November 30, 2007, there were 945,774 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.
Warrants at December 8, 2005 (Commencement of Operations)	772,124
Warrants at November 30, 2006	772,124
Warrants issued in December 2006	185,000
Warrants exercised	(11,350)
Warrants at November 30, 2007	945,774
13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
	For the year ended November 30, 2007	Period from December 8, 2005 (Commencement of Operations) through November 30, 2006
Net increase in net assets applicable to common stockholders resulting from operations	$5,143,976	$936,039
Basic weighted average shares	7,751,591	3,088,596
Average warrants outstanding(1)	—	—
Diluted weighted average shares	7,751,591	3,088,596
Basic and diluted net increase (decrease) in net assets applicable to
common stockholders resulting from operations per common share	$0.66	$0.30
(1)    Warrants to purchase shares of common stock at $15.00 per share were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value (or net asset value prior to our initial public offering) of the common shares, and therefore, the effect would be anti-dilutive.

14. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data:
	February 28, 2006(1)	May 31, 2006	August 31, 2006	November 30, 2006	February 28, 2007	May 31, 2007	August 31, 2007	November 30, 2007
Investment income	$403,505	$347,496	$448,124	$920,718	$391,635	$545,856	$802,674	$1,294,779
Base management fees	136,796	169,367	163,364	165,462	380,067	468,012	512,894	565,086
Capital gain incentive fees(2)	—	—	—	—	487,627	1,008,867	(170,648)	(1,018,235)
All other expenses(3)	97,926	81,929	87,010	93,291	1,233,225	207,967	523,335	938,034
Expense reimbursement by Adviser	—	—	—	—	—	—	—	(94,181)
Net expenses	$234,722	$251,296	$250,374	$258,753	$2,100,919	$1,684,846	$865,581	$390,704
Current and deferred tax
benefit (expense), net	(61,100)	(34,855)	(163,679)	(256,421)	(795,916)	(2,128,190)	469,929	(1,216,919)
Net realized gain (loss) on
investments before
current tax benefit	—	—	—	(1,462)	—	13,712	—	246,578
Unrealized gain (loss) on investments
before deferred tax expense	—	—	297,054	31,804	2,921,990	6,725,778	(1,137,647)	2,051,767
Increase (decrease) in net assets
resulting from operations	$107,683	$61,345	$331,125	$435,886	$416,790	$3,472,310	$(730,625)	$1,985,501
Basic per share increase (decrease)
in net assets resulting
from operations	$0.03	$0.02	$0.11	$0.14	$0.09	$0.39	$(0.08)	$0.26
(1)    We did not commence operations until December 8, 2005. As a result, the fiscal quarter ended February 28, 2006 was not a full fiscal quarter.
(2)    Includes amounts accrued as a provision for capital gains incentive fees payable to the Adviser, net of amounts waived under the Expense Reimbursement and Partial Fee Waiver Agreement. The provision for capital gains incentive fees resulted from the increase in fair value and unrealized appreciation on investments. Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.
(3)    The fiscal quarter ended February 28, 2007 includes $765,059 of non-recurring expenses related to the loss on redemption of the previously outstanding Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock issuance was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of the initial public offering.
15. Subsequent Events
On December 21, 2007, the Company withdrew its registration statement for a public offering which was filed with the Securities and Exchange Commission on August 14, 2007. Capitalized costs in the amount of $72,304 related to the anticipated offering have been expensed and are included in professional fees in the accompanying Statements of Operations for the year ended November 30, 2007.
On February 11, 2008, the Board of Directors declared a dividend of $0.25 per share, to be paid on March 3, 2008 to stockholders of record on February 21, 2008.

COMPANY OFFICERS AND DIRECTORS (Unaudited)
November 30, 2007
Name and Year of Birth*	Position(s) Held With Company and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex Overseen by Director[1]	Other Public Company Directorships Held by Director
Independent Directors

Conrad S. Ciccotello, (Born 1960)	Director since 2005	Tenured Associate Professor of Risk Management and Insurance, Robinson College of Business, Georgia State University (faculty member since 1999); Director of Graduate Personal Financial Planning (PFP) Programs, formerly Editor, “Financial Services Review,”(2001-2007) (an academic journal dedicated to the study of individual financial management); formerly, faculty member, Pennsylvania State University (1997-1999).	6	None

John R. Graham, (Born 1945)	Director since 2005
Executive-in-Residence and Professor of Finance (part- time), College of Business Administration, Kansas State University (has served as a professor or adjunct professor since 1970); Chairman of the Board, President and CEO, Graham Capital Management, Inc., primarily a real estate development, investment and venture capital company; and Owner of Graham Ventures, a business services and venture capital firm; Part-time Vice President Investments, FB Capital Management, Inc. (a registered investment adviser), since 2007. Formerly, CEO, Kansas Farm Bureau Financial Services, including seven affiliated insurance or financial service companies (1979-2000).
			6	Kansas State Bank

Charles E. Heath, (Born 1942)	Director since 2005	Retired in 1999. Formerly, Chief Investment Officer, GE Capital’s Employers Reinsurance Corporation (1989-1999). Chartered Financial Analyst (“CFA”) since 1974.	6	None
(1)    This number includes Tortoise North American Energy Corporation (“TYN”), Tortoise Energy Infrastructure Corporation (“TYG”), Tortoise Energy Capital Corporation (“TYY”), two private companies and the Company. The Adviser also serves as investment adviser to TYN, TYG, TYY, and two private companies.
*      The address of each director and officer is 10801 Mastin Boulevard, Suite 222, Overland Park, Kansas 66210.

COMPANY OFFICERS AND DIRECTORS (Unaudited)
November 30, 2007 (Continued)
Name and Year of Birth*	Position(s) Held With Company and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex Overseen by Director[1]	Other Public Company Directorships Held by Director
Interested Directors and Officers(2)

H. Kevin Birzer, (Born 1959)	Director and Chairman of the Board since 2005	Managing Director of the Adviser since 2002; Partner, Fountain Capital Management (1990-present); formerly, Vice President, Corporate Finance Department, Drexel Burnham Lambert (1986-1989); Vice President, F. Martin Koenig & Co., an investment management firm (1983-1986).	6	None

Terry C. Matlack, (Born 1956)	Director, Chief Financial Officer and Assistant Treasurer since 2005	Managing Director of the Adviser since 2002; Full-time Managing Director, KCEP (2001-2002); formerly, President, GreenStreet Capital, a private investment firm (1998-2001).	6	None

David J. Schulte, (Born 1961)	Chief Executive Officer since 2005, President 2005-2007	Managing Director of the Adviser since 2002; Full-time Managing Director, KCEP (1993-2002); CFA since 1992.	N/A	None

Zachary A. Hamel, (Born 1965)	Senior Vice President and Secretary since 2005	Managing Director of the Adviser since 2002; Partner with Fountain Capital Management (1997-present).	N/A	None

Kenneth P. Malvey, (Born 1965)	Senior Vice President and Treasurer since 2005
Managing Director of the Adviser since 2002; Partner, Fountain Capital Management (2002-present); formerly, Investment Risk Manager and member of the Global Office of Investments, GE Capital’s Employers Reinsurance Corporation (1996-2002).
			N/A	None

Edward Russell, (Born 1964)	President since 2007
Senior Investment Professional of the Adviser since 2006; formerly Managing Director in investment banking department of Stifel, Nicolaus & Company, Incorporated responsible for all of the energy and power transactions, including all of the debt and equity transactions for the three closed-end publicly traded funds managed by the Adviser starting with the first public equity offering in February of 2004 (1999-2006)
			N/A	None
(1)    This number includes the Company, TYN, TYG, TYY, two private companies and the Company. The Adviser also serves as investment adviser to TYN, TYG, TYY, and two private companies.
(2)    As a result of their respective positions held with the Adviser or its affiliates, these individuals are considered our “interested persons” within the meaning of the 1940 Act.
*      The address of each director and officer is 10801 Mastin Boulevard, Suite 222, Overland Park, Kansas 66210.

ADDITIONAL INFORMATION (Unaudited)
Director and Officer Compensation
The Company does not compensate any of its directors who are interested persons or any of its officers. For the year ended November 30, 2007, the aggregate compensation paid by the Company to the independent directors was $85,000. The Company did not pay any special compensation to any of its directors or officers.
Forward-Looking Statements
This report contains “forward-looking statements”. By their nature, all forward-looking statements involve risk and uncertainties, and actual results could differ materially from those contemplated by the forward-looking statements.
Certifications
The Company’s Chief Executive Officer will submit to the New York Stock Exchange its first annual CEO certification as required by Section 303A.12(a) of the NYSE Listed Company Manual on or before March 2, 2008.
The Company has filed with the SEC the certification of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act.
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
Privacy Principles
The Company is committed to maintaining the privacy of its stockholders and safeguarding their non-public personal information. The following information is provided to help you understand what personal information the Company collects, how the Company protects that information and why, in certain cases, the Company may share information with select other parties.
Generally, the Company does not receive any non-public personal information relating to its stockholders, although certain non-public personal information of its stockholders may become available to them. The Company does not disclose any non-public personal information about its stockholders or a former stockholder to anyone, except as required by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent).
The Company restricts access to non-public personal information about its stockholders to employees of its Adviser with a legitimate business need for the information. The Company maintains physical, electronic and procedural safeguards designed to protect the non-public personal information of its stockholders.
Automatic Dividend Reinvestment Plan
If a stockholder’s shares of common stock (“common shares”) of the Company are registered directly with the Company or with a brokerage firm that participates in the Automatic Dividend Reinvestment Plan (the “Plan”) through the facilities of the Depository Trust Company and such stockholder’s account is coded dividend reinvestment by such brokerage firm, all distributions are automatically reinvested for stockholders by the Plan Agent, Computershare Trust Company, Inc. (the “Agent”) in additional common shares (unless a stockholder is ineligible or elects otherwise).
The Company will use primarily newly-issued shares of the Company’s common stock to implement the Plan, whether its shares are trading at a premium or discount to net asset value (“NAV”). However, the Company reserves the right to instruct the Agent to purchase shares in the open market in connection with the Company’s obligations under the Plan. The number of newly issued shares will be determined by dividing the total dollar amount of the distribution payable to the participant by the closing price per share of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the distribution payment date, or the average of the reported bid and asked prices if no sale is reported for that day. If distributions are reinvested in shares purchased on the open market, then the number of shares received by a stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by the weighted average price per share (including brokerage commissions and other related costs) for all shares purchased by the Agent on the open-market in connection with such distribution. Such open-market purchases will be made by the Agent as soon as practicable, but in no event more than 30 days after the distribution payment date.
There will be no brokerage charges with respect to shares issued directly by us as a result of distributions payable either in shares or in cash. However, each participant will pay a pro rata share of brokerage commissions incurred with respect to the Plan Agent’s open-market purchases in connection with the reinvestment of distributions. If a participant elects to have the Plan Agent sell part or all of his or her common shares and remit the proceeds, such participant will be charged his or her pro rata share of brokerage commissions on the shares sold plus a $15.00 transaction fee. The automatic reinvestment of distributions will not relieve participants of any federal, state or local income tax that may be payable (or required to be withheld) on such distributions.

Participation in the Plan is completely voluntary and may be terminated at any time without penalty by giving notice in writing to the Agent at the address set forth below, or by contacting the Agent as set forth below; such termination will be effective with respect to a particular distribution if notice is received prior to the record date for such distribution.
Additional information about the Plan may be obtained by writing to Computershare Trust Company, N.A., P.O. Box 43078, Providence, Rhode Island 02940-3078, by contacting them by phone at (312) 588-4990, or by visiting their Web site at www. computershare.com.
Board Approval of the Investment Advisory Agreement
The Board of Directors, including a majority of the independent directors, most recently reviewed and approved the Investment Advisory Agreement on November 12, 2007.
In approving the renewal of the Investment Advisory Agreement, the independent Directors of the Company requested and received extensive data and information from the Adviser concerning the Company and the services provided to it by the Adviser under the Investment Advisory Agreement. In addition, the independent Directors requested and received data and information from independent, third-party sources regarding the factors considered in their evaluation.
Factors Considered
The independent Directors considered and evaluated all the information provided by the Adviser. The independent Directors did not identify any single factor as being all-important or controlling, and each independent Director may have attributed different levels of importance to different factors. In deciding to renew the agreement, the independent Directors’ decision was based on the following factors:
Nature, Extent and Quality of Services Provided. The independent Directors considered information regarding the history, qualification and background of the Adviser and the individuals responsible for the Adviser’s investment program, the adequacy of the number of Adviser personnel and other Adviser resources and plans for growth, use of affiliates of the Adviser, and the particular expertise with respect to energy infrastructure companies, MLP markets and financing (including private financing). The independent Directors concluded that the unique nature of the fund and the specialized expertise of the Adviser in the niche market of MLPs made it uniquely qualified to serve as the adviser. Further, the independent Directors recognized that the Adviser’s commitment to a long-term investment horizon correlated well to the investment strategy of the Company.
Investment Performance of the Company and the Adviser, Costs of the Services To Be Provided and Profits To Be Realized by the Adviser and its Affiliates from the Relationship, and Fee Comparisons. The independent Directors reviewed and evaluated information regarding the Company’s performance (including quarterly, last twelve months, and from inception) and the performance of the other Adviser accounts (including other investment companies), and information regarding the nature of the markets during the performance period, with a particular focus on the MLP sector. The independent Directors also considered the Company’s performance as compared to comparable closed-end funds for the relevant periods.
The Adviser provided detailed information concerning its cost of providing services to the Company, its profitability in managing the Company, its overall profitability, and its financial condition. The independent Directors have reviewed with the Adviser the methodology used to prepare this financial information. This financial information regarding the Adviser is considered in order to evaluate the Adviser’s financial condition, its ability to continue to provide services under the Investment Advisory Agreement, and the reasonableness of the current management fee, and was, to the extent possible, evaluated in comparison to other closed-end funds with similar investment objectives and strategies.
The independent Directors considered and evaluated information regarding fees charged to, and services provided to, other investment companies advised by the Adviser (including the impact of any fee reimbursement arrangements), fees charged to separate institutional accounts by the Adviser, and comparisons of fees of closed-end funds with similar investment objectives and strategies, including other MLP investment companies, to the Company. The independent Directors noted that the fee charged to the Company, including the base management fee (1.5 percent of the Company’s Managed Assets), and the incentive fee, is below the average of the fees charged in comparable closed-end MLP funds. The independent Directors also considered the Adviser’s contractual agreement to reimburse certain expenses incurred by the Company for the period beginning September 1, 2007 and ending December 31, 2008 and to waive certain capital gains fees for so long as the Advisory Agreement remains in effect. The independent Directors concluded that the fees and expenses that the Company is paying under the Advisory Agreement are reasonable given the quality of services provided under the Advisory Agreement and that such fees and expenses are comparable to, and in many cases lower than, the fees charged by advisers to comparable funds.

Economies of Scale. The independent Directors considered information from the Adviser concerning whether economies of scale would be realized as the Company grows, and whether fee levels reflect any economies of scale for the benefit of the Company’s stockholders. The independent Directors concluded that economies of scale are difficult to measure and predict overall. Accordingly, the independent Directors reviewed other information, such as year-over-year profitability of the Adviser generally, the profitability of its management of the Company specifically, and the fees of competitive funds not managed by the Adviser over a range of asset sizes. The independent Directors concluded the Adviser is appropriately sharing any economies of scale through its competitive fee structure and through reinvestment in its business to provide shareholders additional content and services.
Collateral Benefits Derived by the Adviser. The independent Directors reviewed information from the Adviser concerning collateral benefits it receives as a result of its relationship with the Company. They concluded that the Adviser generally does not use the Company’s or shareholder information to generate profits in other lines of business, and therefore does not derive any significant collateral benefits from them.
The independent Directors did not, with respect to their deliberations concerning their approval of the continuation of the Investment Advisory Agreement, consider the benefits the Adviser may derive from relationships the Adviser may have with brokers through soft dollar arrangements because the Adviser does not employ any such arrangements in rendering its advisory services to the Company.
Conclusions of the Independent Directors
As a result of this process, the independent Directors, assisted by the advice of legal counsel that is independent of the Adviser, taking into account all of the factors discussed above and the information provided by the Adviser, unanimously concluded that the Investment Advisory Agreement between the Company and the Adviser is fair and reasonable in light of the services provided and should be renewed.
Board Approval of the Sub-Advisory Agreement
Our Board of Directors, including a majority of the independent directors, most recently reviewed and approved the sub-advisory agreement on November 12, 2007.
In considering the approval of the sub-advisory agreement, our Board of Directors evaluated information provided by the Adviser and legal counsel and considered various factors, including:
Services. The Board of Directors reviewed the nature, extent and quality of the investment advisory services proposed to be provided to the Adviser by Kenmont and found them to be consistent with the services provided by the Adviser.
Experience of Management Team and Personnel. The Board of Directors considered the extensive experience of Kenmont with respect to the specific types of investment proposed and concluded that Kenmont would provide valuable assistance to the Adviser in providing potential investment opportunities.
Provisions of Sub-Advisory Agreement. The Board of Directors considered the extent to which the provisions of the sub-advisory agreement could potentially expose the Company to liability and concluded that its terms adequately protected the Company from such risk.
Conclusions of the Independent Directors
As a result of this process, the independent Directors, assisted by the advice of legal counsel that is independent of the Adviser, taking into account all of the factors discussed above and the information provided by the Adviser, unanimously concluded that the Sub-Advisory Agreement between the Company and Kenmont is fair and reasonable in light of the services provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TORTOISE CAPITAL RESOURCES CORPORATION (Registrant) By: /s/ David J. Schulte David J. Schulte Chief Executive Officer
February 27, 2008
POWER OF ATTORNEY
Know all people by these presents, that each person whose signature appears below constitutes and appoints David J. Schulte and Terry C. Matlack, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, herby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities indicated on February 27, 2008.
Signature	Capacity
/s/ Terry C. Matlack	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)
/s/ David J. Schulte	Chief Executive Officer
(Principal Executive Officer)
/s/ Conrad S. Ciccotello	Director
/s/ John R. Graham	Director
/s/ Charles E. Heath	Director
/s/ H. Kevin Birzer	Director