Form 10-Q
period 2008-02-29
TORTOISE CAPITAL RESOURCES CORP
filed 2008-04-09
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐             Accelerated filer ☑             Non-accelerated filer ☐             Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑.
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of March 31, 2008 was 8,876,540.

Tortoise Capital Resources Corporation
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008
TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Statements of Assets and Liabilities as of February 29, 2008 (unaudited) and November 30, 2007
Schedules of Investments as of February 29, 2008 (unaudited) and November 30, 2007
Statements of Operations for the three months ended February 29, 2008 (unaudited) and the three months ended February 28, 2007 (unaudited)
Statements of Changes in Net Assets for the three months ended February 29, 2008 (unaudited), the three months ended February 28, 2007 (unaudited) and the year ended November 30, 2007
Statements of Cash Flows for the three months ended February 29, 2008 (unaudited) and the three months ended February 28, 2007 (unaudited)
Financial Highlights for the three months ended February 29, 2008 (unaudited), the three months ended February 28, 2007 (unaudited) and the year ended November 30, 2007
Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES
	February 29, 2008	November 30, 2007
	(Unaudited)
Assets
Investments at fair value, control (cost $22,319,937 and $20,521,816, respectively)	$26,351,525	$23,292,904
Investments at fair value, affiliated (cost $94,373,029 and $95,507,198, respectively)	96,722,889	98,007,275
Investments at fair value, non-affiliated (cost $31,097,155 and $31,716,576, respectively)	32,158,746	37,336,154
Total investments (cost $147,790,121 and $147,745,590, respectively)	155,233,160	158,636,333
Income tax receivable	218,935	218,935
Receivable for Adviser reimbursement	91,647	94,181
Interest receivable from control investments	131,443	68,686
Dividends and distributions receivable	70,884	1,419
Prepaid expenses and other assets	204,460	154,766
Total assets	155,950,529	159,174,320

Liabilities
Base management fees payable to Adviser	585,253	565,086
Accrued capital gain incentive fees payable to Adviser (Note 4)	27,946	307,611
Distribution payable on common stock	2,214,587	—
Payable for investments purchased	—	1,235,994
Accrued expenses and other liabilities	442,898	419,744
Short-term borrowings	32,100,000	30,550,000
Deferred tax liability	2,927,341	4,182,919
Total liabilities	38,298,025	37,261,354
Net assets applicable to common stockholders	$117,652,504	$121,912,966

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding
at February 29, 2008 and 945,774 issued and outstanding at
November 30, 2007 (5,000,000 authorized)	$1,370,700	$1,370,957
Capital stock, $0.001 par value; 8,858,348 shares issued and outstanding at February 29, 2008 and 8,858,168 issued and outstanding
at November 30, 2007 (100,000,000 shares authorized)	8,858	8,858
Additional paid-in capital	112,974,782	115,186,412
Accumulated net investment loss, net of deferred tax benefit	(1,476,771)	(1,565,774)
Accumulated realized gain, net of deferred tax expense	160,474	160,474
Net unrealized appreciation of investments, net of deferred tax expense	4,614,461	6,752,039
Net assets applicable to common stockholders	$117,652,504	$121,912,966

Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$13.28	$13.76
See accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
February 29, 2008
(Unaudited)
Company	Energy Infrastructure Segment	Type of Investment	Cost	Fair Value
Control Investments (1)
Mowood, LLC	Downstream	Equity Interest (100%) (2)	$3,500,000	$$5,283,898
		Subordinated Debt (12% Due 7/1/2016) (2)	7,050,000	7,050,000
VantaCore Partners LP	Aggregate	Common Units (425,000) (2)	7,967,541	9,940,597
		Subordinated Debt (10.23% Due 5/21/2014) (2) (3)	3,750,000	3,750,000
		Incentive Distribution Rights (789)(2) (7)	52,396	327,030
Total Control Investments - 22.4% (4)			22,319,937	26,351,525

Affiliated Investments (5)
High Sierra Energy, LP	Midstream	Common Units (999,614) (2)	23,700,197	27,279,466
International Resource Partners LP	Coal	Class A Units (500,000) (2)	9,720,000	9,060,193
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,207,208) (2) (6)	23,395,520	22,862,459
LSMP GP, LP	Midstream	GP LP Units (180 units) (2)	549,142	853,258
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946) (2)	20,861,095	20,666,555
Millennium Midstream Partners, LP	Midstream	Class A Common Units (875,000) (2)	16,102,722	15,563,107
		Incentive Distribution Rights (78) (2) (7)	44,353	437,851
Total Affiliated Investments - 82.2% (4)			94,373,029	96,722,889

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181) (2)	7,134,559	7,554,221
Eagle Rock Energy Partners, L.P. (8)	Midstream	Common Units (659,071)	10,724,392	9,859,702
EV Energy Partners, L.P. (8)	Upstream	Common Units (217,391)	7,355,642	6,136,948
Legacy Reserves LP (8)	Upstream	Limited Partner Units (264,705)	3,763,893	5,638,217
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%) (2)	1,996,132	2,847,121
First American Government Obligations Fund	Short-term investment	Class Y shares	122,537	122,537
Total Non-affiliated Investments - 27.3% (4)			31,097,155	32,158,746

Total Investments - 131.9%(4)			$147,790,121	$$155,233,160
(1)   Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)   Restricted securities have a total fair value of $133,475,756, which represents 113.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)   Security is a variable rate instrument. Interest rate is as of February 29, 2008.
(4)   Calculated as a percentage of net assets applicable to common stockholders.
(5)   Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(6)   Distributions are paid-in-kind.
(7)   Currently non-income producing.
(8)   Publicly-traded company.
See accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2007
Company	Energy Infrastructure Segment	Type of Investment	Cost	Fair Value
Control Investments (1)
Mowood, LLC	Downstream	Equity Interest (100%) (2)	$1,500,000	$2,816,148
		Subordinated Debt (12% Due 7/1/2016) (2)	7,050,000	7,050,000
VantaCore Partners LP	Aggregate	Common Units (425,000) (2)	8,169,420	9,458,350
		Subordinated Debt (10.73% Due 5/21/2014) (2) (3)	3,750,000	3,750,000
		Incentive Distribution Rights (789)(2) (7)	52,396	218,406
Total Control Investments - 19.1% (4)			20,521,816	23,292,904

Affiliated Investments (5)
High Sierra Energy, LP	Midstream	Common Units (999,614) (2)	24,005,079	27,279,466
International Resource Partners LP	Coal	Class A Units (500,000) (2)	9,840,000	9,048,521
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,184,532) (2) (6)	23,395,520	23,418,198
LSMP GP, LP	Midstream	GP LP Units (180 units) (2)	549,142	679,482
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946) (2)	21,235,694	21,847,501
Millennium Midstream Partners, LP	Midstream	Class A Common Units (875,000) (2)	16,437,410	15,452,412
		Incentive Distribution Rights (78) (2) (7)	44,353	281,695
Total Affiliated Investments - 80.4% (4)			95,507,198	98,007,275

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181) (2)	7,286,495	7,365,704
Eagle Rock Energy Partners, L.P. (8)	Midstream	Common Units (659,071)	10,931,340	13,893,217
EV Energy Partners, L.P. (8)	Upstream	Common Units (217,391) (2)	7,407,816	7,356,511
Legacy Reserves LP (8)	Upstream	Limited Partner Units (264,705)	3,871,099	5,654,099
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%) (2)	2,000,324	2,847,121
First American Government Obligations Fund	Short-term investment	Class Y shares	219,502	219,502
Total Non-affiliated Investments - 30.6% (4)			31,716,576	37,336,154

Total Investments - 130.1%(4)			$147,745,590	$158,636,333
(1)   Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)   Restricted securities have a total fair value of $138,869,515, which represents 113.9% of net assets applicable to common stockholders. These securities are deemed to be restricted; see Note 7 to the financial statements for further disclosure.
(3)   Security is a variable rate instrument. Interest rate is as of November 30, 2007.
(4)   Calculated as a percentage of net assets applicable to common stockholders.
(5)   Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(6)   Distributions are paid-in-kind.
(7)   Currently non-income producing.
(8)   Publicly-traded company.
See accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended February 29, 2008	For the three months ended February 28, 2007
Investment Income
Distributions from investments
Non-affiliated investments	$687,923	$348,430
Affiliated investments	1,649,888	255,257
Control investments	282,904
Total distributions from investments	2,620,715	603,687
Less return of capital on distributions	(1,859,741)	(480,057)
Net distributions from investments	760,974	123,630
Interest income from control investments	313,409	128,472
Dividends from money market mutual funds	2,310	139,533
Other income	28,987	—
Total Investment Income	1,105,680	391,635

Operating Expenses
Base management fees	585,253	380,067
Capital gain incentive fees (Note 4)	(279,665)	487,627
Professional fees	151,751	57,381
Administrator fees	27,150	10,673
Directors' fees	22,663	23,168
Reports to stockholders	12,915	4,458
Fund accounting fees	8,488	5,849
Registration fees	7,376	1,668
Custodian fees and expenses	4,685	2,600
Stock transfer agent fees	3,366	3,600
Other expenses	11,887	6,538
Total Operating Expenses	555,869	983,629
Interest expense	497,904	123,481
Preferred stock distributions		228,750
Loss on redemption of preferred stock		765,059
Total Interest Expense, Preferred Stock Distributions
and Loss on Redemption of Preferred Stock	497,904	1,117,290
Total Expenses	1,053,773	2,100,919
Less expense reimbursement by Adviser	(91,647)
Net Expenses	962,126	2,100,919
Net Investment Income (Loss), before Income Taxes	143,554	(1,709,284)
Deferred tax benefit (expense)	(54,551)	314,440
Net Investment Income (Loss)	89,003	(1,394,844)

Unrealized Gain (Loss) on Investments
Net unrealized appreciation of control investments	1,260,500	133,519
Net unrealized appreciation (depreciation) of affiliated investments	(306,374)	459,968
Net unrealized appreciation (depreciation) of non-affiliated investments	(4,401,833)	2,328,503
Net unrealized appreciation (depreciation), before deferred taxes	(3,447,707)	2,921,990
Deferred tax benefit (expense)	1,310,129	(1,110,356)
Net Unrealized Gain (Loss) on Investments	(2,137,578)	1,811,634

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders
Resulting from Operations	$(2,048,575)	$416,790

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders:
Resulting from Operations Per Common Share
Basic and diluted	$(0.23)	$0.09

Weighted Average Shares of Common Stock Outstanding:
Basic and diluted	8,858,212	4,491,707
See accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS
	For the three months ended February 29, 2008	For the three months ended February 28, 2007	For the year ended November 30, 2007
	(Unaudited)	(Unaudited)
Operations
Net investment income (loss)	$89,003	$(1,394,844)	$(1,565,774)
Net realized gain on investments	—	—	161,380
Net unrealized appreciation (depreciation) on investments	(2,137,578)	1,811,634	6,548,370
Net increase (decrease) in net assets applicable to common stockholders resulting from operations	(2,048,575)	416,790	5,143,976

Distributions to Common Stockholders
Net investment income	—	—	—
Return of capital	(2,214,587)	(308,860)	(5,349,244)
Total distributions to common stockholders	(2,214,587)	(308,860)	(5,349,244)

Capital Stock Transactions
Proceeds from initial public offering of 5,740,000 common shares	—	86,100,000	86,100,000
Proceeds from issuance of 185,006 warrants	—	283,059	283,050
Proceeds from exercise of 180 warrants	2,700
Proceeds from exercise of 11,350 warrants	—	—	170,250
Underwriting discounts and offering expenses associated with the issuance of
common stock	—	(6,627,000)	(7,006,341)
Issuance of 18,222 common shares from reinvestment of distributions to stockholders	—	—	242,873
Net increase in net assets, applicable to common stockholders, from capital stock transactions	2,700	79,756,059	79,789,832
Total increase (decrease) in net assets applicable to common stockholders	(4,260,462)	79,863,989	79,584,564

Net Assets
Beginning of period	121,912,966	42,328,402	42,328,402
End of period	$117,652,504	$122,192,391	$121,912,966
Accumulated net investment loss net of deferred tax benefit, at end of period	$(1,476,771)	$(1,394,844)	$(1,565,774)
See accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)
	For the three months ended February 29, 2008	For the three months ended February 28, 2007
Cash Flows From Operating Activities
Distributions received from investments	$2,550,311	$603,686
Interest and dividend income received	252,285	181,618
Purchases of long-term investments	(3,235,994)	(35,000,001)
Proceeds (purchases) of short-term investments, net	96,957	(44,242,593)
Interest expense paid	(526,672)	(113,043)
Distributions to preferred stockholders	—	(228,750)
Operating expenses paid	(689,587)	(409,767)
Net cash used in operating activities	(1,552,700)	(79,208,850)
Cash Flows from Financing Activities
Issuance of common stock (including warrant exercises)	2,700	86,100,000
Common stock issuance costs	—	(6,170,411)
Issuance of preferred stock	—	18,216,941
Redemption of preferred stock	—	(18,870,000)
Preferred stock issuance costs	—	(41,879)
Issuance of warrants	—	283,059
Advances from revolving line of credit	4,050,000	12,600,000
Repayments on revolving line of credit	(2,500,000)	(12,600,000)
Distributions paid to common stockholders	—	(308,860)
Net cash provided by financing activities	1,552,700	79,208,850
Net change in cash	—	—
Cash—beginning of period	—	—
Cash—end of period	$—	$—

Reconciliation of net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash used in operating activities
Net increase (decrease) in net assets applicable to common stockholders resulting from operations	$(2,048,575)	$416,790
Adjustments to reconcile net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash used in operating activities:
Purchases of long-term investments	(2,000,000)	(35,000,001)
Return of capital on distributions received	1,859,741	480,057
Proceeds (purchases) of short-term investments, net	96,957	(44,242,593)
Accrued capital gain incentive fees payable to Adviser	(279,665)	487,627
Deferred income tax expense (benefit)	(1,255,578)	795,916
Amortization of issuance costs	7,094	—
Loss on redemption of preferred stock	—	765,059
Net unrealized depreciation (appreciation) of investments	3,447,707	(2,921,990)
Changes in operating assets and liabilities:
Increase in interest, dividend and distribution receivable	(132,222)	(86,387)
(Increase) decrease in prepaid expenses and other assets	(58,030)	22,231
Increase in management fees payable to Adviser, net of reimbursement	22,701	106,192
Decrease in payable for investments purchased	(1,235,994)	—
Increase (decrease) in accrued expenses and other liabilities	23,164	(31,751)
Total adjustments	495,875	(79,625,640)
Net cash used in operating activities	$(1,552,700)	$(79,208,850)
See accompanying Notes to the Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS
	For the three months ended February 29, 2008	For the three months ended February 28, 2007	For the year ended November 30, 2007
	(Unaudited)	(Unaudited)
Per Common Share Data (1)
Net Asset Value, beginning of period	$13.76	$13.70	$13.70
Premium less underwriting discounts and offering costs on initial public
offering of common shares (2)	—	0.06	—
Underwriting discounts and offering costs on issuance of common shares	—	—	0.01
Income from Investment Operations:
Net investment loss (3)	(0.01)	(0.10)	(0.18)
Net realized and unrealized gain (loss) on investments (3)	(0.21)	0.21	0.90
Total increase from investment operations	(0.22)	0.11	0.72
Less Distributions to Common Stockholders:
Net investment income	—	—	—
Return of capital	(0.25)	(0.03)	(0.67)
Total distributions to common stockholders	(0.25)	(0.03)	(0.67)
Net Asset Value, end of period	$13.29	$13.84	$13.76
Per common share market value, end of period	$11.94	$14.50	$11.66
Total Investment Return, including capital gain incentive fees, based on net asset value (4)	(1.48)%	(1.24)%	5.35%
Total Investment Return, excluding capital gain incentive fees, based on net asset value (4)	(1.48)%	N/A	5.57%
Total Investment Return, based on market value (5)	4.53%	(3.33)%	(19.05)%
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000's)	$117,653	$122,192	$121,913
Ratio of expenses (including current and deferred income tax expense (benefit)
and capital gain incentive fees) to average net assets (6) (7) (8)	(1.02)%	19.73%	8.35%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
to average net assets (6) (9)	3.33%	14.31%	4.69%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
and capital gain incentive fees) to average net assets (6) (9) (10)	4.30%	10.99%	4.40%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) and capital gain incentive fees (6) (9) (10)	(0.47)%	(14.92)%	(1.58)%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) (6) (8) (9)	0.50%	(9.50)%	(1.87)%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense (benefit) and capital gain incentive fees (6) (7) (8)	4.84%	(11.60)%	(5.52)%
Portfolio turnover rate (6)	0.00%	0.00%	0.62%
Short-term borrowings, end of period (000's)	$32,100	—	$30,550
Asset coverage, per $1,000 of short-term borrowings (11)	$4,665	—	$4,991
Asset coverage ratio of short-term borrowings (11)	467%	—	499%
(1)   Information presented relates to a share of common stock outstanding for the entire period.
(2)   Represents the premium on the initial public offering of $1.17 per share, less the underwriting discounts and offering costs of $1.16 per share.
(3)   The per common share data for the periods ended February 29, 2008, November 30, 2006, 2005 and 2004, do not reflect the change in estimate of investment income
(4)   Not annualized for periods less than a year. Total investment return is calculated assuming a purchase of common stock at net asset value per share as
(5)   Total investment return is calculated assuming a purchase of common stock at the initial public offering price,
(6)   Annualized for periods less than one full year.
(7)   For the three months ended February 29, 2008, the Company accrued $1,255,578 in deferred income tax benefit, net. For the three months ended February 28, 2007, the Company accrued $795,916 in deferred income tax expense. For the year ended November 30, 2007, the Company accrued $261,667 in current income tax benefit and $3,932,763 in deferred income tax expense.
(8)   For the three months ended February 29, 2008, the Company reduced its provision for capital gains incentive fees by $279,665. For the three months ended February 28, 2007, the Company accrued $487,627 in capital gains incentive fees. For the year ended November 30, 2007, the Company accrued $307,611 as a provision for capital gains incentive fees.
(9)   The ratio excludes the impact of current and deferred income taxes.
(10) The ratio excludes the impact of capital gain incentive fees.
(11) Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the period divided by short-term borrowings outstanding at the end of the period.
See accompanying Notes to the Financial Statements.

TORTOISE CAPITAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
FEBRUARY 29, 2008
1. Organization
Tortoise Capital Resources Corporation (the "Company") was organized as a Maryland corporation on September 8, 2005, and is a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. The Company invests primarily in privately held and micro-cap public companies operating in the midstream and downstream segments, and to a lesser extent the upstream segment, of the energy infrastructure sector. The Company is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company does not report results of operations internally on an operating segment basis. The Company is externally managed by Tortoise Capital Advisors, L.L.C. (the “Adviser”), an investment adviser specializing in the energy sector. The Company’s shares are listed on the New York Stock Exchange under the symbol “TTO.”
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
The Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of investments:
•      The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser. As part of this process, materials are prepared containing their supporting analysis;
•      The Investment Committee of the Adviser reviews the preliminary valuations, and the investment professionals of the Adviser consider and assess, as appropriate, any changes that may be required to the preliminary valuations to address any comments provided by the Investment Committee of the Adviser;
•      The Board of Directors assesses the valuations and ultimately determines the fair value of each investment in the Company’s portfolio in good faith and
•      An independent valuation firm engaged by the Board of Directors to provide third-party valuation consulting services performs certain limited procedures that the Board of Directors has identified and asked it to perform on a selection of these valuations as determined by our Board of Directors.
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

For equity and equity-related securities that are freely tradable and listed on a securities exchange, the Company fair values those securities at their last sale price on that exchange on the valuation date. If the security is listed on more than one exchange, the Company will use the price of the exchange that it generally considers to be the principal exchange on which the security is traded. Securities listed on the NASDAQ will be valued at the NASDAQ Official Closing Price, which may not necessarily represent the last sale price. If there has been no sale on such exchange or NASDAQ on such day, the security will be valued at the mean between bid and ask price on such day.
The Company generally values short-term debt securities at prices based on market quotations for such securities, except those securities purchased with 60 days or less to maturity are fair valued on the basis of amortized cost, which approximates market value.
Effective December 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances. More specifically, SFAS 157 emphasizes that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs. The Company’s adoption of SFAS 157 did not have a material impact on its financial condition or results of operations.
C. Interest and Fee Income – Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three months ended February 29, 2008 and the three months ended February 28, 2007, the Company received no fee income.
D. Security Transactions and Investment Income – Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from the Company’s investments in limited partnerships and limited liability companies generally are comprised of ordinary income, capital gains and return of capital. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entity after their tax reporting periods are concluded, as the actual character of these distributions are not known until after the fiscal year-end of the Company.
For the period from December 1, 2007 through February 29, 2008, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company has estimated these distributions to be approximately 29 percent investment income and 71 percent return of capital.
E. Distributions to Stockholders –The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2007 the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the period ended February 29, 2008, the Company’s distributions, for book purposes, were comprised of 100 percent return of capital. The tax character of distributions paid for the year ended November 30, 2008 will be determined subsequent to year end.
F. Federal and State Income Taxation – The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income. Currently, the maximum regular federal income tax rate for a corporation is 35 percent; however, the Company anticipates a marginal effective tax rate of 34 percent due to expectations of the level of taxable income relative to the federal graduated tax rates, including the tax rate anticipated when temporary differences reverse. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.

On December 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The Company has analyzed the tax positions taken and has concluded that it has no uncertain tax positions as described in FIN 48. All of the Company’s tax years remain open and subject to examination for both federal and state purposes. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as part of tax expense.
The Company invests its assets primarily in limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company’s tax expense or benefit will be included in the Statement of Operations based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
G. Organization Expenses and Offering Costs -The Company is responsible for paying all organization and offering expenses. Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued. Offering costs paid by the Company related to a resale registration statement covering securities issued in private placements prior to the Company’s initial public offering amounting to $90,292 were charged as a reduction of paid-in capital and $28,454 were capitalized and amortized over a one-year period following July 26, 2007, the effective date of the registration statement.
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
3. Concentration of Risk
The Company’s goal is to provide stockholders with a high level of total return with an emphasis on distributions and distribution growth. The Company invests primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment, of the U.S. energy infrastructure sector. The Company may, for defensive purposes, temporarily invest all or a significant portion of its assets in investment grade securities, short-term debt securities and cash or cash equivalents. To the extent the Company uses this strategy it may not achieve its investment objective.
4. Agreements
The Company has entered into an Investment Advisory Agreement with Tortoise Capital Advisors, L.L.C.. Under the terms of the agreement, the Adviser is paid a fee consisting of a base management fee and an incentive fee.
The base management fee is 0.375 percent (1.5 percent annualized) of the Company’s average monthly Managed Assets, calculated and paid quarterly in arrears within thirty days of the end of each fiscal quarter. The term “Managed Assets” as used in the calculation of the management fee means total assets (including any assets purchased with or attributable to borrowed funds) minus accrued liabilities other than (1) deferred taxes, (2) debt entered into for the purpose of leverage and (3) the aggregate liquidation preference of any outstanding preferred shares. The base management fee for any partial quarter is appropriately prorated.
On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser will reimburse the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the three months ended February 29, 2008, the Adviser reimbursed the Company $91,647.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three months ended February 29, 2008, the Company accrued no investment income fees.
The second part of the incentive fee payable to the Adviser, the capital gains fee, is equal to: (A) 15 percent of (i) the Company’s net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from December 8, 2005 to the end of each fiscal year, less (ii) any unrealized capital depreciation at the end of such fiscal year, less (B) the aggregate amount of all capital gains fees paid to the Adviser in prior fiscal years. The calculation of the capital gains fee includes any capital gains that result from the cash distributions that are treated as a return of capital (subject to the Expense Reimbursement and Partial Fee Waiver agreement described below). In that regard, any such return of capital will be treated as a decrease in the cost basis of an investment for purposes of calculating the capital gains fee. The capital gains fee is calculated and payable annually within thirty (30) days of the end of each fiscal year. Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security. Unrealized capital depreciation on a security will be calculated as the amount by which the Company’s adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year. The provision for capital gains incentive fees is a result of the increase or decrease in the fair value of investments. Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. The Adviser agreed to use at least 25 percent of any capital gains fee received on or prior to December 8, 2007 to purchase the Company’s common stock in the open market; however as of November 30, 2007, no annual amount was required to be paid for capital gains incentive fees. In the event the Investment Advisory Agreement is terminated, the capital gains fee calculation shall be undertaken as of, and any resulting capital gains fee shall be paid within thirty (30) days of the date of termination. The Adviser may, from time to time, waive or defer all or any part of the compensation described in the Investment Advisory Agreement.
Under the terms of the Expense Reimbursement and Partial Fee Waiver Agreement, the Adviser terminated its right to receive the capital gains incentive fee as described above, to the extent such fee would be due as to that portion of any scheduled periodic distributions made possible by the normally recurring cash flow from the operations of portfolio companies (“Expected Distributions”) that are characterized by the Company as return of capital for book purposes. This does not apply to any portion of any distribution from a portfolio company that is not an Expected Distribution. As of February 29, 2008, the Adviser waived $1,088,510 in capital gains incentive fees as a result of Expected Distributions received from portfolio companies which were characterized as return of capital for book purposes. For the three months ended February 29, 2008, the Company reduced the capital gains incentive fee payable by $279,665 as a result of the decrease in the fair value of investments during the quarter.
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
Computershare Trust Company, N.A. serves as the Company's transfer agent and agent for the automatic dividend reinvestment plan. Its affiliate, Computershare Inc., serves as the Company’s dividend paying agent.
U.S. Bank, N.A. serves as the Company's custodian. The Company pays the custodian a monthly fee computed at an annual rate of 0.015 percent on the first $200,000,000 of the Company's portfolio assets and 0.01 percent on the balance of the Company's portfolio assets, subject to a minimum annual fee of $4,800.
5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of February 29, 2008, and November 30, 2007 are as follows:
	February 29, 2008	November 30, 2007
Deferred tax assets:
Organization costs	$ 28,717	$ 29,280
Capital gain incentive fees	10,620	116,892
Net operating loss carry forwards	1,930,675	1,397,684
	1,970,012	1,543,856
Deferred tax liabilities:
Net unrealized gains on investment securities	2,828,356	4,138,485
Basis reduction of investment in MLPs	2,068,997	1,588,290
	4,897,353	5,726,775
Total net deferred tax liability	$2,927,341	$4,182,919
At February 29, 2008, a valuation allowance was not recorded because the Company believes it is more likely than not that there is an ability to utilize its deferred tax assets.
Total income tax expense or benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:
	For the three months ended February 29, 2008	For the three months ended February 28, 2007
Application of statutory income tax rate	$(1,123,412)	$ 412,320
State income taxes, net of federal taxes	(132,166)	48,508
Preferred distributions	—	86,925
Loss on redemption of preferred stock	—	248,163
Total tax expense (benefit)	$(1,255,578)	$ 795,916
For the period ended February 29, 2008, the components of income tax benefit include deferred federal and state tax benefit (net of federal effect) of $1,123,412 and $132,166 respectively. For the period ended February 28, 2007, the components of income tax expense include deferred federal and state income taxes (net of federal benefit) of $747,408 and $48,508 respectively. As of November 30, 2007, the Company had a net operating loss of approximately $3,678,000. This net operating loss can be carried forward and will expire in the year ending November 30, 2027. The amount of the deferred tax asset for net operating losses at February 29, 2008 also includes an amount for the year-to-date operations for the year ending November 30, 2008.
As of February 29, 2008, the aggregate cost of securities for Federal income tax purposes was $142,345,393. At February 29, 2008, the aggregate gross unrealized appreciation for all securities in which there was an excess of fair value over tax cost was $14,572,612, the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over fair value was $1,684,845 and the net unrealized appreciation was $12,887,767.

As of February 28, 2007, the aggregate cost of securities for Federal income tax purposes was $119,987,109. At February 28, 2007, the aggregate gross unrealized appreciation for all securities in which there was an excess of fair value over tax cost was $4,272,931, the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over fair value was $0 and the net unrealized appreciation was $4,272,931.
6. Fair Value of Financial Instruments
Various inputs are used in determining the fair value of the Company’s investments. These inputs are summarized in the three broad levels listed below:
•      Level 1 – quoted prices in active markets for identical investments
•      Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)
•      Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of February 29, 2008. These assets are measured on a recurring basis.
		Fair Value Measurements at Reporting Date Using
Description	Fair Value at February 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$155,233,160	$21,757,404	$ —	$133,475,756

				Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Investments

Fair value at November 30, 2007				$131,513,004
Total gains (realized or unrealized)
included in net decrease in net assets applicable to common stockholders				1,454,924
Purchases, issuances, and settlements				2,001,241
Return of capital adjustments impacting cost basis of securities				(1,493,413)
Transfers in (out) of Level 3				—
Fair value at February 29, 2008				$133,475,756

7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The tables below show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of February 29, 2008 and November 30, 2007, respectively.
February 29, 2008 Investment Security		Equity Interest, Units or Principal Amount	Acquisition Date(s)	Acquisition Cost	Fair Value Per Unit	Fair Value as Percent of Net Assets
Abraxas Energy Partners, L.P.	Common Units	450,181	5/25/07	$7,500,015	$16.78	6.	4%
High Sierra Energy, LP	Common Units	999,614	11/2/06, 6/15/07	24,828,836	27.29	23.	2
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06, 5/1/07	2,006,732	N/A	2.	4
International Resource Partners LP	Class A Common Units	500,000	6/12/07	10,000,000	18.12	7.	7
LONESTAR Midstream Partners, LP	Class A Common Units	1,207,208	7/27/07, 9/17/07. 12/17/07	23,418,198	18.94	19.	4
LSMP GP, LP	GP LP Units	180	7/27/07, 9/17/07	679,482	4,740.32	0.	7
Millennium Midstream Partners, LP	Class A Common Units	875,000	12/28/06	17,455,647	17.79	13.	2
Millennium Midstream Partners, LP	Incentive Distribution Rights	78	12/28/06	44,353	5,613.48	0.	4
Mowood, LLC	Equity Interest	100%	6/5/06, 5/4/07, 1/10/08	3,500,000	N/A	4.	5
Mowood, LLC	Subordinated Debt	$7,050,000	6/5/06, 5/4/07, 6/29/07	7,050,000	N/A	6.	0
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06	22,200,001	17.50	17.	6
VantaCore Partners LP	Common Units	425,000	5/21/07	8,447,604	23.39	8.	4
VantaCore Partners LP	Incentive Distribution Rights	789	5/21/07	52,396	414.49	0.	3
VantaCore Partners LP	Subordinated Debt	$3,750,000	5/21/07	3,750,000	N/A	3.	2
				$130,933,264		113.	4%
November 30, 2007 Investment Security		Equity Interest, Units or Principal Amount	Acquisition Date(s)	Acquisition Cost	Fair Value Per Unit	Fair Value as Percent of Net Assets
Abraxas Energy Partners, L.P.	Common Units	450,181	5/25/07	$7,500,015	$16.36	6.	0%
EV Energy Partners, L.P.	Common Units	217,391	6/1/07	7,499,990	33.84	6.	0
High Sierra Energy, LP	Common Units	999,614	11/2/06, 6/15/07	24,828,836	27.29	22.	4
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06, 5/1/07	2,005,491	N/A	2.	3
International Resource Partners LP	Class A Common Units	500,000	6/12/07	10,000,000	18.10	7.	4
LONESTAR Midstream Partners, LP	Class A Common Units	1,184,532	7/27/07, 9/17/07	23,418,198	19.77	19.	1
LSMP GP, LP	GP LP Units	180	7/27/07, 9/17/07	679,482	3,806.22	0.	6
Millennium Midstream Partners, LP	Class A Common Units	875,000	12/28/06	17,455,647	17.66	12.	7
Millennium Midstream Partners, LP	Incentive Distribution Rights	78	12/28/06	44,353	3,611.47	0.	2
Mowood, LLC	Equity Interest	100%	6/5/06, 5/4/07	1,500,000	N/A	2.	3
Mowood, LLC	Subordinated Debt	$7,050,000	6/5/06, 5/4/07, 6/29/07	7,050,000	N/A	5.	8
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06	22,200,001	18.50	18.	0
VantaCore Partners LP	Common Units	425,000	5/21/07	8,447,604	22.25	7.	8
VantaCore Partners LP	Incentive Distribution Rights	789	5/21/07	52,396	276.81	0.	2
VantaCore Partners LP	Subordinated Debt	$3,750,000	5/21/07	3,750,000	N/A	3.	1
				$136,432,013		113.	9%

8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of February 29, 2008 amounted to $123,074,414 representing 104.6 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2007 amounted to $121,300,179 representing 99.5 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at February 29, 2008 or during the three months then ended and at November 30, 2007 or during the year then ended is as follows:
	Units/ Equity Interest/Principal Balance 11/30/07	Gross Additions	Gross Reductions	Gross Distributions Received	February 29, 2008
					Units/ Equity Interest/ Principal Balance	Fair Value
High Sierra Energy, LP	999,614	$ —	$ —	$609,764	999,614	$27,279,466
International Resource Partners LP	500,000	—	—	200,000	500,000	9,060,193
LONESTAR Midstream Partners, LP (1)	1,184,532	—	—	—	1,207,208	22,862,459
LSMP GP, LP	180	—	—	—	180	853,258
Millennium Midstream Partners, LP Class A Common Units	875,000	—	—	371,875	875,000	15,563,107
Millennium Midstream Partners, LP Incentive Distribution Rights	78	—	—	—	78	437,851
Mowood, LLC Subordinated Debt	$7,050,000	—	—	—	$7,050,000	7,050,000
Mowood, LLC Equity Interest	100%	2,000,000	—	70,404	100%	5,283,898
Quest Midstream Partners, L.P.	1,180,946	—	—	468,249	1,180,946	20,666,555
VantaCore Partners LP Subordinated Debt	$3,750,000	—	—	—	$3,750,000	3,750,000
VantaCore Partners LP Common Units	425,000	—	—	212,500	425,000	9,940,597
VantaCore Partners LP Incentive Distribution Rights	789	—	—	—	789	327,030
		$2,000,000	$ —	$1,932,792		$123,074,414
(1) Distributions are paid-in-kind.

	Units/ Equity Interest/Principal Balance 11/30/06	Gross Additions	Gross Reductions	Gross Distributions Received	November 30, 2007
					Units/ Equity Interest/ Principal Balance	Fair Value
High Sierra Energy, LP	633,179	$10,000,011	$ —	$1,642,056	999,614	$27,279,466
International Resource Partners LP	—	10,000,000	—	266,667	500,000	9,048,521
LONESTAR Midstream Partners, LP (1)	—	23,395,520	—	—	1,184,532	23,418,198
LSMP GP, LP	—	549,142	—	—	180	679,482
Millennium Midstream Partners, LP Class A Common Units	—	17,481,430	—	1,131,375	875,000	15,452,412
Millennium Midstream Partners, LP Incentive Distribution Rights	—	18,570	—	—	78	281,695
Mowood, LLC Subordinated Debt	$4,550,000	2,500,000	—	—	$7,050,000	7,050,000
Mowood, LLC Equity Interest	100%	500,000	—	96,895	100%	2,816,148
Quest Midstream Partners, L.P.	—	22,200,001	—	1,205,384	1,180,946	21,847,501
VantaCore Partners LP Subordinated Debt	—	3,750,000	—	—	$3,750,000	3,750,000
VantaCore Partners LP Common Units	—	8,500,000	—	292,825	425,000	9,458,350
VantaCore Partners LP Incentive Distribution Rights	—	—	—	—	789	218,406
		$98,894,674	$ —	$4,635,202		$121,300,179
(1) Distributions are paid-in-kind.
9. Investment Transactions
For the three months ended February 29, 2008, the Company purchased (at cost) securities in the amount of $2,001,241 and sold no securities (excluding short-term debt securities).
10. Credit Facility
On April 25, 2007, the Company entered into a secured committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A providing for a revolving credit facility up to $20,000,000. On July 18, 2007, the maximum principal amount of the revolving credit facility was increased to $35,000,000. On September 28, 2007 the maximum principal amount was increased to $40,000,000 and the facility was amended to include First National Bank of Kansas as a lender. The credit facility matures on March 21, 2008. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company. The non-usage fee was not applicable during a defined 120 day “resting period” following the initial public offering. The credit facility contains a covenant precluding the Company from incurring additional debt.
For the three months ended February 29, 2008, the average principal balance and interest rate for the period during which the credit facility was utilized were $33,087,912 and 5.80 percent, respectively. As of February 29, 2008, the principal balance outstanding was $32,100,000 at a rate of 4.86 percent.

11. Preferred Stock
On December 22, 2006, the Company issued 466,666 shares of Series A Redeemable Preferred Stock and 70,000 warrants to purchase common stock at $15.00 per share. On December 26, 2006, the Company issued an additional 766,667 shares of Series A Redeemable Preferred Stock and 115,000 warrants at $15.00 per share. Holders of Series A Redeemable Preferred Stock received cash distributions (as declared by the Board of Directors and from funds legally available for distribution) at the annual rate of 10 percent of the original issue price. On February 7, 2007, the Company redeemed all of the preferred stock at $15.00 per share plus a 2 percent redemption premium, for a total redemption price of $18,870,000. After attributing $283,050 in value to the warrants, the redemption premium of $370,000 and $78,663 in issuance costs, the Company recognized a loss on redemption of the preferred stock of $731,713. In addition, distributions in the amount of $228,750 were paid to the preferred stockholders.
12. Common Stock
The Company has 100,000,000 shares authorized and 8,858,348 shares outstanding at February 29, 2008.
Shares at November 30, 2006	3,088,596
Shares sold through initial public offering	5,740,000
Shares issued through reinvestment of distributions	18,222
Shares issued upon exercise of warrants	11,350
Shares at November 30, 2007	8,858,168
Shares issued upon exercise of warrants	180
Shares at February 29, 2008	8,858,348
13. Warrants
At February 29, 2008, there were 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.
Warrants outstanding at November 30, 2006	772,124
Warrants issued in December 2006	185,000
Warrants exercised	(11,350)
Warrants outstanding at November 30, 2007	945,774
Warrants exercised	(180)
Warrants outstanding at February 29, 2008	945,594
14. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
	For the three months ended February 29, 2008	For the three months ended February 28, 2007
Net increase (decrease) in net assets applicable to common stockholders resulting from operations	$(2,048,575)	$416,790
Basic weighted average shares	8,858,212	4,491,707
Average warrants outstanding (1)	—	—
Diluted weighted average shares	8,858,212	4,491,707
Basic and diluted net increase (decrease) in net assets applicable to common stockholders resulting from operations per common share	$(0.23)	$0.09
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

15. Subsequent Events
On March 3, 2008, the Company paid a distribution in the amount of $0.25 per common share, for a total of $2,214,587. Of this total, the dividend reinvestment amounted to $218,488.
On March 20, 2008, the Company secured an extension to its revolving credit facility providing for a maximum principal amount up to $40,000,000. On March 28, 2008, the Company amended the credit agreement to include Wells Fargo as a lender and to increase the total credit facility to $50,000,000. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent and a quarterly non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day. U.S. Bank National Association serves as a lender and the lending syndicate agent on behalf of other lenders participating in the credit facility. The amended credit facility terminates on March 20, 2009.

ADDITIONAL INFORMATION
(Unaudited)
Director and Officer Compensation
The Company does not compensate any of its directors who are interested persons or any of its officers. For the three months ended February 29, 2008, the aggregate compensation paid by the Company to the independent directors was $54,000. The Company did not pay any special compensation to any of its directors or officers.
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
Privacy Policy
In order to conduct its business, the Company collects and maintains certain nonpublic personal information about its investors. This information includes the stockholder’s address, tax identification or Social Security number, share balances, and distribution elections.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. You can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part II, Item 1A. of this report.
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
Overview
We invest in companies operating in the U.S. energy infrastructure sector, primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment. Our goal is to provide our stockholders with a high level of total return, with and emphasis on distributions. We target companies we believe will provide stable and growing cash flows as a result of their fee-based revenues and limited direct commodity price risk which in turn should provide our shareholders with a stable and growing distribution.
We have elected to be regulated as a BDC under the 1940 Act. We are classified as a closed-end, non-diversified management investment company under the 1940 Act. As a BDC, we are subject to numerous regulations and restrictions. Unlike most investment companies, we are, and intend to continue to be, taxed as a general business corporation under the Code.
Portfolio and Investment Activity
On December 17, 2007, we fulfilled our commitment to purchase $1,217,160 in 60,858 additional Class A Common Units from LONESTAR Midstream Partners, LP and $18,834 in 9 GP LP Units from LSMP GP, LP by utilizing borrowing capacity under our credit facility.
On January 10, 2008, we invested an additional $2,000,000 in our equity interest of Mowood, LLC to fund landfill-to-gas energy projects at Mowood’s subsidiary Timberline Energy LLC.

As of February 29, 2008, the fair value of our investment portfolio (excluding short-term investments) totaled $155,110,623 including equity investments of $144,310,623 and debt investments of $10,800,000, across the following segments of the energy infrastructure sector:
The following table summarizes our investments as of February 29, 2008:
Name of Portfolio Company (Segment)	Nature of its Principal Business	Securities Held by Us	Amount Invested (in millions)	Fair Value (in millions)	Current Yield (1)
Abraxas Energy Partners, L.P. (Upstream)	Natural gas and oil exploitation and development in the Delaware and Gulf Coast Basins of Texas, Rockies and mid-continent region of the U.S.	Common Units	$7.5	$7.5	9.0%
Eagle Rock Energy Partners, L.P. (Midstream)	Gatherer and processor of natural gas in north and east Texas and Louisiana and upstream assets located in 17 states	Common Units	12.1	9.9	8.5
EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties	Common Units	7.5	6.1	7.0
High Sierra Energy, LP (Midstream)	Marketer, processor, storer and transporter of hydrocarbons with operations primarily in Colorado, Wyoming and Florida	Common Units	24.8	27.3	9.8
High Sierra Energy GP, LLC (Midstream) (2)	General Partner of High Sierra Energy, LP	GP Interest	2.0	2.8	2.2
International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines in Central Appalachia	Class A Units	10.0	9.1	8.0
Legacy Reserves LP (Upstream)	Oil and natural gas exploitation and development in the Permian Basin	Limited Partner Units	4.5	5.6	10.6
LONESTAR Midstream Partners, LP (Midstream) (3)	Gatherer and processor of natural gas in six counties in Texas	Class A Units	23.4	22.9	8.0
LSMP GP, LP (Midstream) (3)	General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.5	0.8	1.7
Millennium Midstream Partners, LP (Midstream)	Gatherer and processor of natural gas in Texas, Louisiana and offshore Gulf of Mexico	Class A Common Units and Incentive Distribution Rights	17.5	16.0	8.5
Mowood, LLC (Downstream) (4)	Natural gas distribution in central Missouri and landfill gas to energy projects	Equity interest	3.5	5.3	10.0
		Subordinated Debt	7.1	7.1	12.0
Quest Midstream Partners, L.P. (Midstream)	Operator of natural gas gathering pipelines in the Cherokee Basin and interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri	Common Units	22.2	20.7	9.0
VantaCore Partners LP (Aggregate)	Acquirer and operator of aggregate companies, with quarry operations in Clarksville, Tennessee	Common Units and Incentive Distribution Rights	8.5	10.2	10.0
		Secured Credit Facility (5)	3.8	3.8	10.2
			$154.9	$155.1
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
(3)    Distributions are paid-in-kind.
(4)    Represents an equity distribution on the previous quarter fair value of our invested capital. We expect that, pending cash availability, such equity distributions will recur on a quarterly basis at or above such yield.
(5)    Variable interest rate.

Abraxas Energy Partners, L.P. (“Abraxas”)
Abraxas was formed with Abraxas Petroleum Corp.’s long-lived, low-decline natural gas and oil reserves located in the Delaware and Gulf Coast Basins of Texas, Rocky Mountains and mid-continent region of the U.S. Abraxas Petroleum Corp. is an independent publicly-traded energy company engaged in the exploration and production of natural gas and oil in the Permian Basin of West Texas, onshore Texas Gulf Coast, mid-continent region, Rocky Mountains and the southern Powder River Basin in eastern Wyoming. Abraxas’ principal office is located at 500 N. Loop 1604 East, Suite 100, San Antonio, TX 78232.
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
High Sierra Energy, LP (“High Sierra”)
High Sierra is a holding company with diversified midstream energy assets focused on the processing, transportation, storage and marketing of hydrocarbons. The management team of High Sierra includes former executives and founders of midstream private and public companies focused on acquiring attractive assets at reasonable multiples. The company’s purchased assets include a natural gas liquids logistics and transportation business in Colorado, natural gas gathering and processing operations in Louisiana, a natural gas storage facility in Mississippi, an ethanol terminal in Nevada, crude and natural gas liquids trucking businesses in Kansas and Colorado, a well water processing facility in Wyoming and two asphalt processing, packaging and distribution terminals in Florida. High Sierra’s principal office is located at 3773 Cherry Creek Drive North, Suite 655, Denver, CO 80209.
High Sierra Energy GP, LLC (“High Sierra GP”)
High Sierra GP is the general partner of High Sierra. High Sierra GP’s principal office is located at 3773 Cherry Creek Drive North, Suite 655, Denver, CO 80209.
International Resource Partners LP (“IRP”)
IRP’s initial acquisition of surface and underground coal mine operations in southern West Virginia is comprised of metallurgical and steam coal reserves, a coal washing and preparation plant, rail load-out facilities and a sales and marketing subsidiary. IRP’s principal office is located at 725 5th Avenue, New York, NY 10022.
Legacy Reserves LP (“Legacy”)
Legacy is a publicly traded master limited partnership focused on mature oil weighted properties in the Permian Basin in Western Texas that generate stable volumes of oil and natural gas with low rates of decline. Legacy focuses on the exploitation of proved developed reserves. Legacy’s principal office is located at 303 West Wall, Suite 1500, Midland, TX 79701.

LONESTAR Midstream Partners, LP (“Lonestar”)
Lonestar is a midstream limited partnership which provides gathering, dehydration, compression, and processing services to natural gas producers in six counties of the Barnett-Shale play. The company has the capacity to gather, compress and transport over 350,000 Mcfd through the company’s gathering systems. Our President holds one of four seats on Lonestar’s Board of Directors. Lonestar’s principal office is located at 300 E. John Carpenter Freeway, Suite 800, Irving, TX 75062.
LSMP GP, LP (“LSMP GP”)
LSMP GP indirectly owns the general partner of Lonestar. LSMP GP’s principal office is located at 300 E. John Carpenter Freeway, Suite 800, Irving, TX 75062.
Millennium Midstream Partners, LP (“Millennium”)
Millennium is a limited partnership focused on natural gas gathering and processing with assets in Texas, Louisiana and offshore in the Gulf of Mexico. Millennium’s gathering business consists of over 500 miles of pipelines and its processing business consists of interests in six plants. Millennium’s principal office is located at 10077 Grogans Mill Rd., Suite 200, The Woodlands, TX 77380.
Mowood, LLC (“Mowood”)
Mowood is a holding company whose assets include Omega Pipeline, LLC (“Omega”) and Timberline Energy, LLC (“Timberline”). Omega is a natural gas local distribution company located on the Fort Leonard Wood army base in southwest Missouri. Omega is in the third year of a ten-year contract with the Department of Defense pursuant to which it provides natural gas to Fort Leonard Wood. Timberline is an owner and developer of projects that convert landfill gas to energy. We own 100 percent of the ownership interests in Mowood. Mowood’s principal office is located at P.O. Box 2861, Ordinance Street, Building 2570, Fort Leonard Wood, MO 65473.
Quest Midstream Partners, L.P. (“Quest”)
Quest was formed by the spin-off of Quest Resource Corporation’s midstream coal bed methane natural gas gathering assets in the Cherokee Basin. Quest owns more than 1,800 miles of natural gas gathering pipelines (primarily serving Quest Energy Partners, L.P., an affiliate) and over 1,100 miles of interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri. Quest’s principal office is located at 210 Park Avenue, Suite 2750, Oklahoma City, OK 73102.
VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee. Our President holds one of four seats on Vantacore’s Board of Directors. VantaCore’s principal office is located at 666 Fifth Avenue, 26th Floor, New York, NY 10103.
Portfolio Company Monitoring
Our Adviser monitors each portfolio company to determine progress relative to meeting that company’s business plan and to assess the company’s strategic and tactical courses of action. This monitoring may be accomplished by attendance at Board of Directors meetings, the review of periodic operating reports and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Our Adviser’s monitoring activities are expected to provide it with the necessary access to monitor compliance with existing covenants, to enhance our ability to make qualified valuation decisions, and to assist our evaluation of the nature of the risks involved in each individual investment. In addition, these monitoring activities should permit our Adviser to diagnose and manage the common risk factors held by our total portfolio, such as sector concentration, exposure to a single financial sponsor, or sensitivity to a particular geography.
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
As of February 29, 2008, all of our portfolio companies have a rating of (1).

Results of Operations
Comparison of the Three Months Ended February 29, 2008 and February 28, 2007
Investment Income: Investment income increased $714,045 as compared to the equivalent quarter last year. The increase is generally due to full investment of proceeds from leverage and our initial public offering, and growth in the distributions received from our portfolio companies. The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of February 29, 2008 was 8.8 percent as compared to 9.1 percent at February 28, 2007.
Net Expenses: Net expenses decreased $1,138,793 as compared to the equivalent quarter last year. The decrease is primarily related to a reduction in the capital gain incentive fee accrual, the expense reimbursement from the Adviser, and a decrease in leverage costs (during the equivalent quarter last year we incurred a redemption premium and issuance costs on Series A Redeemable Preferred Stock, which was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of our initial public offering). The provision for capital gains incentive fees results from an increase or decrease in fair value and is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. During the three months ended February 29, 2008, we reduced the capital gains incentive fees payable by $279,665.
Distributable Cash Flow: Our portfolio generates cash flow to us from which we pay distributions to stockholders. When our Board of Directors determines the amount of any distribution we expect to pay our stockholders, it will review distributable cash flow (“DCF”). DCF is distributions received from investments less our total expenses. The total distributions received from our investments include the amount received by us as cash distributions from equity investments, paid-in-kind distributions, and dividend and interest payments. The total expenses include current or anticipated operating expenses, leverage costs and current income taxes on our operating income. Total expenses do not include deferred income taxes or accrued capital gain incentive fees. Distributions paid to stockholders may exceed distributable cash flow for the period.
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

The following table represents DCF for the three months ended February 29, 2008. DCF comparisons to the same period last year are not considered meaningful as we had just completed our initial public offering, were not fully invested and only paid a partial quarter distribution to pre-IPO shareholders.
Distributable Cash Flow	For the three months ended February 29, 2008
Total Distributions Received from Investments
Distributions from investments	$2,620,715
Distributions paid in stock	453,520
Interest income from investments	313,409
Dividends from money market mutual funds	2,310
Other income	28,987
Total from Investments	3,418,941

Operating Expenses Before Leverage Costs and Current Taxes
Advisory fees (net of expense reimbursement by Adviser)	493,606
Other operating expenses (excluding capital gain incentive fees)	250,281
Total Operating Expenses	743,887
Distributable cash flow before leverage costs and current taxes	2,675,054
Leverage Costs	497,904
Distributable Cash Flow	$2,177,150

DCF/GAAP Reconciliation
Distributable Cash Flow	$2,177,150
Adjustments to reconcile to Net Investment Income, before Income Taxes
Distributions paid in stock	(453,520)
Return of capital on distributions received from equity investments	(1,859,741)
Capital gain incentive fees	279,665
Net Investment Income, before Income Taxes	$143,554
Distributions: The following table sets forth distributions for the three months ended February 29, 2008. Distribution comparisons to the same period last year are not considered meaningful as we had just completed our initial public offering, were not fully invested and only paid a partial quarter distribution to pre-IPO shareholders.
Record Date	Payment Date	Amount
February 21, 2008	March 3, 2008	$0.25
Net Investment Income (Loss): Net investment income for the three months ended February 29, 2008 was $89,003 as compared to net investment loss of $1,394,844 for the equivalent period last year. The increase in net investment income is primarily related to the decrease in net expenses described above.
Net Unrealized Gain (Loss): We recognized $2,137,578 in net unrealized depreciation (after deferred taxes) as compared to $1,811,634 in net unrealized appreciation (after deferred taxes) during the equivalent quarter last year.
Recent Developments
On March 3, 2008, we paid a distribution in the amount of $0.25 per common share, for a total of $2,214,587. Of this total, the dividend reinvestment amounted to $218,488.
On March 20, 2008, the Company secured an extension to its revolving credit facility providing for a maximum principal amount up to $40,000,000. On March 28, 2008, the Company amended the credit agreement to include Wells Fargo as a lender and to increase the total credit facility to $50,000,000. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent and a quarterly non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day. U.S. Bank National Association serves as a lender and the lending syndicate agent on behalf of other lenders participating in the credit facility. The amended credit facility terminates on March 20, 2009.
In March 2008, we received Board of Directors observation rights for Quest Midstream Partners, L.P.
On April 2, 2008, we purchased an additional $1,500,000 in Class A Common Units from LONESTAR Midstream Partners, LP and GP LP Units from LSMP GP, LP.

Liquidity and Capital Resources
We expect to raise additional capital to support our future growth through equity offerings, rights offerings, issuances of senior securities or future borrowings to the extent permitted by the 1940 Act and our current credit facility and subject to market conditions. We generally may not issue additional common shares at a price below our net asset value (net of any sales load (underwriting discount)) without first obtaining approval of our stockholders and Board of Directors. Our stockholders granted us the authority to sell our common shares below net asset value, subject to certain conditions, through December 20, 2007, and we will seek approval at our 2008 Annual Stockholder Meeting to sell our common shares below net asset value. We are restricted in our ability to incur additional debt by the terms of our credit facility.
Contractual Obligations
The following table summarizes our significant contractual payment obligations as of February 29, 2008.
	Total	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	After 2011
Secured revolving credit facility (1)	$32,100,000	$32,100,000	—	—	—	—
	$32,100,000	$32,100,000	—	—	—	—
At February 29, 2008, the outstanding balance under the credit facility was $32,100,000
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Borrowings
On April 25, 2007, the Company entered into a secured committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A providing for a revolving credit facility up to $20,000,000. On July 18, 2007, the maximum principal amount of the revolving credit facility was increased to $35,000,000. On September 28, 2007 the maximum principal amount was increased to $40,000,000 and the facility was amended to include First National Bank of Kansas as a lender. Subsequent to quarter end, the Company secured an extension to its revolving credit facility with a maximum principal amount up to $40,000,000, and later amended the credit agreement to include Wells Fargo as a lender and to increase the total credit facility to $50,000,000. The credit facility matures on March 21, 2008. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company. The non-usage fee was not applicable during a defined 120 day “resting period” following the initial public offering. The credit facility contains a covenant precluding the Company from incurring additional debt.
For the three months ended February 29, 2008, the average principal balance and interest rate for the period during which the credit facilities were utilized was $33,087,912 and 5.80 percent, respectively. As of February 29, 2008, there was $32,100,000 outstanding under the credit facility.
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

Valuation of Portfolio Investments
We invest primarily in illiquid securities that generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Fair value is intended to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced liquidation or sale. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by our Board of Directors, may differ materially from the fair values that would have been used had a ready market existed for the investments.
Interest and Fee Income Recognition
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case we choose payment-in-kind in lieu of cash), we will accrue interest income during the life of the investment, even though we will not necessarily be receiving cash as the interest is accrued. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees for services rendered to portfolio companies generally are recognized as income when services are rendered.
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
Debt investments in our portfolio are based on floating and fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of February 29, 2008, our floating rate debt investments totaled $3,750,000 (35 percent) of our total debt investments of $10,800,000. Based on a sensitivity analysis of the variable rate financial obligation in our portfolio at February 29, 2008, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over a three-month period would either increase or decrease net investment income by approximately $9,375.
Our revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent. We estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) for the three month period during which the credit facility was utilized would either increase or decrease net investment income by approximately $83,639.

We carry our investments at fair value, as determined by our Board of Directors. Investments for which market quotations are readily available are fair valued at such market quotations. Securities that are not publicly traded or whose market price is not readily available are fair valued as determined in good faith by our Board of Directors. Because there are not readily available market quotations for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have readily available market quotations, the fair value of our investments may differ significantly from the fair values that would have been used had a ready market quotation existed for such investments, and these differences could be material. The Board of Directors has retained Duff & Phelps, LLC (an independent valuation firm) to provide third party valuation consulting services to the Board of Directors which consist of certain limited procedures that the Board of Directors has identified and requested they perform. For the three months ended February 29, 2008, the Board of Directors requested Duff & Phelps, LLC to perform the limited procedures on investments in ten portfolio companies comprising approximately 100.0 percent of our restricted investments at fair value as of February 29, 2008. Duff & Phelps, LLC’s limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under the standards of the Public Company Accounting Oversight Board (United States). Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable. The Board of Directors is ultimately and solely responsible for determining the fair value of the investments in good faith.
As of February 29, 2008, the fair value of our long-term equity investments totaled $155,110,623. The impact of a 10 percent increase in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase net assets applicable to common stockholders by approximately $8,174,330. The impact of a 10 percent decrease in the fair value of these investments, net of the reduction of capital gain incentive fees and related deferred taxes, would decrease net assets applicable to common stockholders by approximately $9,599,532.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended February 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the three months ended February 29, 2008 that were not registered under the Securities Act of 1933.
We did not repurchase any of our common shares during the three months ended February 29, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6.  EXHIBITS
Exhibit	Description
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith
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
TORTOISE CAPITAL RESOURCES CORPORATION
By: /s/ Terry C. Matlack
Terry C. Matlack
Chief Financial Officer
(Principal Financial Officer)
Date: April 9, 2008