Form 10-Q
period 2008-05-31
TORTOISE CAPITAL RESOURCES CORP
filed 2008-07-09
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
COMMISSION FILE NUMBER: 001-33292
TORTOISE CAPITAL RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)
MARYLAND	20-3431375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11550 ASH STREET, SUITE 300
LEAWOOD, KANSAS 66211
(Address of principal executive office) (Zip Code)
(913) 981-1020
(Registrant’s telephone number, including area code)
10801 MASTIN BOULEVARD, SUITE 222
OVERLAND PARK, KANSAS 66210
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
Yes ☐  No ☑ .
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of June 30, 2008 was 8,893,866.

Tortoise Capital Resources Corporation
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008
TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Statements of Assets and Liabilities as of May 31, 2008 (unaudited) and November 30, 2007
Schedules of Investments as of May 31, 2008 (unaudited) and November 30, 2007
Statements of Operations for the three and six months ended May 31, 2008 (unaudited) and the three and six months ended May 31, 2007 (unaudited)
Statements of Changes in Net Assets for the six months ended May 31, 2008 (unaudited), the six months ended May 31, 2007 (unaudited) and the year ended November 30, 2007
Statements of Cash Flows for the six months ended May 31, 2008 (unaudited) and the six months ended May 31, 2007 (unaudited)
Financial Highlights for the six months ended May 31, 2008 (unaudited), the six months ended May 31, 2007 (unaudited) and the year ended November 30, 2007
Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES
	May 31, 2008	November 30, 2007
	(Unaudited)
Assets
Investments at fair value, control (cost $22,191,839 and $20,521,816, respectively)	$24,966,263	$23,292,904
Investments at fair value, affiliated (cost $94,225,138 and $95,507,198, respectively)	106,237,490	98,007,275
Investments at fair value, non-affiliated (cost $30,547,112 and $31,716,576, respectively)	34,648,388	37,336,154
Total investments (cost $146,964,089 and $147,745,590, respectively)	165,852,141	158,636,333
Income tax receivable	218,935	218,935
Receivable for Adviser expense reimbursement	98,333	94,181
Interest receivable from control investments	125,280	68,686
Dividends and distributions receivable	133,034	1,419
Prepaid expenses and other assets	223,124	154,766
Total assets	166,650,847	159,174,320

Liabilities
Base management fees payable to Adviser	589,995	565,086
Accrued capital gain incentive fees payable to Adviser (Note 4)	1,395,113	307,611
Distribution payable to common stockholders	2,330,092	—
Payable for investments purchased	—	1,235,994
Accrued expenses and other liabilities	427,307	419,744
Short-term borrowings	33,800,000	30,550,000
Deferred tax liability	6,590,578	4,182,919
Total liabilities	45,133,085	37,261,354
Net assets applicable to common stockholders	$121,517,762	$121,912,966

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding
at May 31, 2008 and 945,774 issued and outstanding at
November 30, 2007 (5,000,000 authorized)	$1,370,700	$1,370,957
Capital stock, $0.001 par value; 8,876,540 shares issued and outstanding at May 31, 2008 and 8,858,168 issued and outstanding
at November 30, 2007 (100,000,000 shares authorized)	8,858	8,858
Additional paid-in capital	110,863,178	115,186,412
Accumulated net investment loss, net of deferred tax benefit	(2,595,817)	(1,565,774)
Accumulated realized gain, net of deferred tax expense	160,474	160,474
Net unrealized appreciation of investments, net of deferred tax expense	11,710,369	6,752,039
Net assets applicable to common stockholders	$121,517,762	$121,912,966
Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$13.69	$13.76
See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
May 31, 2008
(Unaudited)
Company	Energy Infrastructure Segment	Type of Investment	Cost	Fair Value
Control Investments (1)
Mowood, LLC	Downstream	Equity Interest (99%) (2)	$3,500,000	$4,127,557
		Subordinated Debt (12% Due 7/1/2016) (2)	7,050,000	7,050,000
VantaCore Partners LP	Aggregate	Common Units (425,000) (2)	7,839,443	9,940,597
		Subordinated Debt (8.20% Due 5/21/2014) (2) (3)	3,750,000	3,750,000
		Incentive Distribution Rights (789)(2) (7)	52,396	98,109
Total Control Investments - 20.6% (4)			22,191,839	24,966,263

Affiliated Investments (5)
High Sierra Energy, LP	Midstream	Common Units (999,614) (2)	22,930,679	27,279,466
International Resource Partners LP	Coal	Class A Units (500,000) (2)	9,600,000	10,360,329
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,305,275) (2) (6)	24,872,660	26,229,062
LSMP GP, LP	Midstream	GP LP Units (180) (2)	572,002	1,722,163
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946) (2)	20,461,034	20,076,082
Millennium Midstream Partners, LP	Midstream	Class A Common Units (875,000) (2)	15,744,410	19,882,745
		Incentive Distribution Rights (78) (2) (7)	44,353	687,643
Total Affiliated Investments - 87.4% (4)			94,225,138	106,237,490

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181) (2)	7,018,547	7,369,463
Eagle Rock Energy Partners, L.P. (8)	Midstream	Common Units (659,071)	10,324,679	11,415,110
EV Energy Partners, L.P. (8)	Upstream	Common Units (217,391)	7,373,164	6,793,469
Legacy Reserves LP (8)	Upstream	Limited Partner Units (264,705)	3,702,535	6,096,156
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%) (2)	2,001,118	2,847,121
First American Government Obligations Fund	Short-term investment	Class Y shares	127,069	127,069
Total Non-affiliated Investments - 28.5% (4)			30,547,112	34,648,388

Total Investments - 136.5%(4)			$146,964,089	$165,852,141
(1)    Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)    Restricted securities have a total fair value of $141,420,337, which represents 116.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)    Security is a variable rate instrument. Interest rate is as of May 31, 2008.
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
(6)    Distributions are paid-in-kind.
(7)    Currently non-income producing.
(8)    Publicly-traded company.
See accompanying Notes to Financial Statements.

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
(6)    Distributions are paid-in-kind.
(7)    Currently non-income producing.
(8)    Publicly-traded company.
See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended May 31, 2008	For the three months ended May 31, 2007	For the six months ended May 31, 2008	For the six months ended May 31, 2007
Investment Income
Distributions from investments
Control investments	$344,597	$—	$627,501	$—
Affiliated investments	1,709,792	1,078,025	3,359,680	1,333,282
Non-affiliated investments	719,544	347,442	1,407,467	695,872
Total distributions from investments	2,773,933	1,425,467	5,394,648	2,029,154
Less return of capital on distributions	(2,330,564)	(1,484,141)	(4,190,305)	(1,964,198)
Net distributions from investments	443,369	(58,674)	1,204,343	64,956
Interest income from control investments	301,944	162,404	615,353	290,876
Dividends from money market mutual funds	817	442,126	3,127	581,659
Other income	—	—	28,987	—
Total Investment Income	746,130	545,856	1,851,810	937,491

Operating Expenses
Base management fees	589,996	468,012	1,175,249	848,079
Capital gain incentive fees (Note 4)	1,367,168	1,008,867	1,087,503	1,496,494
Professional fees	164,131	157,467	315,882	214,848
Administrator fees	27,408	20,063	54,558	30,736
Directors' fees	22,083	25,205	44,746	48,373
Reports to stockholders	13,056	11,847	25,971	16,305
Fund accounting fees	8,550	8,428	17,038	14,277
Registration fees	7,458	6,395	14,834	8,063
Custodian fees and expenses	4,684	2,545	9,369	5,145
Stock transfer agent fees	3,403	3,680	6,769	7,280
Other expenses	11,742	11,454	23,629	17,992
Total Operating Expenses	2,219,679	1,723,963	2,775,548	2,707,592
Interest expense	435,594	(5,771)	933,498	117,710
Preferred stock distributions	—	—	—	228,750
Loss on redemption of preferred stock	—	(33,346)	—	731,713
Total Interest Expense, Preferred Stock Distributions
and Loss on Redemption of Preferred Stock	435,594	(39,117)	933,498	1,078,173
Total Expenses	2,655,273	1,684,846	3,709,046	3,785,765
Less expense reimbursement by Adviser	(104,228)	—	(195,875)	—
Net Expenses	2,551,045	1,684,846	3,513,171	3,785,765
Net Investment Loss, before Income Taxes	(1,804,915)	(1,138,990)	(1,661,361)	(2,848,274)
Deferred tax benefit	685,869	432,817	631,318	747,257
Net Investment Loss	(1,119,046)	(706,173)	(1,030,043)	(2,101,017)

Realized and Unrealized Gain on Investments
Net realized gain on investments, before deferred tax expense	—	13,712	—	13,712
Deferred tax expense	—	(5,211)	—	(5,211)
Net Realized Gain on Investments	—	8,501	—	8,501
Net unrealized appreciation (depreciation) of control investments	(1,257,164)	40,435	3,336	173,954
Net unrealized appreciation of affiliated investments	10,055,991	1,505,983	9,749,617	1,965,951
Net unrealized appreciation (depreciation) of non-affiliated investments	2,646,187	5,179,360	(1,755,646)	7,507,863
Net unrealized appreciation, before deferred taxes	11,445,014	6,725,778	7,997,307	9,647,768
Deferred tax expense	(4,349,106)	(2,555,796)	(3,038,977)	(3,666,151)
Net Unrealized Gain on Investments	7,095,908	4,169,982	4,958,330	5,981,617
Net Realized and Unrealized Gain on Investments	7,095,908	4,178,483	4,958,330	5,990,118

Net Increase in Net Assets Applicable to Common Stockholders
Resulting from Operations	$5,976,862	$3,472,310	$3,928,287	$3,889,101

Net Increase in Net Assets Applicable to Common Stockholders
Resulting from Operations Per Common Share:
Basic	$0.67	$0.39	$0.44	$0.58
Diluted	$0.67	$0.35	$0.44	$0.51

Weighted Average Shares of Common Stock Outstanding:
Basic	8,876,540	8,830,580	8,858,213	6,653,445
Diluted	8,876,540	9,785,726	8,858,213	7,587,209
See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS
	For the six months ended May 31, 2008	For the six months ended May 31, 2007	For the year ended November 30, 2007
	(Unaudited)	(Unaudited)
Operations
Net investment loss	$(1,030,043)	$(2,101,017)	$(1,565,774)
Net realized gain on investments	—	8,501	161,380
Net unrealized appreciation on investments	4,958,330	5,981,617	6,548,370
Net increase in net assets applicable to common stockholders resulting from operations	3,928,287	3,889,101	5,143,976

Distributions to Common Stockholders
Net investment income	—	—	—
Return of capital	(4,544,679)	(1,722,895)	(5,349,244)
Total distributions to common stockholders	(4,544,679)	(1,722,895)	(5,349,244)

Capital Stock Transactions
Proceeds from initial public offering of 5,740,000 common shares	—	86,100,000	86,100,000
Proceeds from issuance of 185,006 warrants	—	283,059	283,050
Proceeds from exercise of 180 warrants	2,700	—	—
Proceeds from exercise of 9,125 warrants	—	136,875	—
Proceeds from exercise of 11,350 warrants	—	—	170,250
Underwriting discounts and offering expenses associated with the issuance of	—
common stock	—	(6,877,574)	(7,006,341)
Issuance of 18,192 and 18,222 common shares from reinvestment of distributions	218,488	—	242,873
to stockholders, respectively	218,488	—	242,873
Net increase in net assets, applicable to common stockholders, from capital stock transactions	221,188	79,642,360	79,789,832
Total increase (decrease) in net assets applicable to common stockholders	(395,204)	81,808,566	79,584,564

Net Assets
Beginning of period	121,912,966	42,328,402	42,328,402
End of period	$121,517,762	$124,136,968	$121,912,966
Accumulated net investment loss, net of deferred tax benefit, at the end of period	$(2,595,817)	$(2,101,017)	$(1,565,774)
See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)
	For the six months ended May 31, 2008	For the six months ended May 31, 2007
Cash Flows From Operating Activities
Distributions received from investments	$5,262,551	$2,029,104
Interest and dividend income received	560,754	754,385
Purchases of long-term investments	(4,735,994)	(58,000,016)
Proceeds (purchases) of short-term investments, net	92,425	(22,331,715)
Interest expense paid	(973,916)	(122,231)
Distributions to preferred stockholders	—	(228,750)
Current tax expense paid	—	(18,600)
Operating expenses paid	(1,462,421)	(877,205)
Net cash used in operating activities	(1,256,601)	(78,795,028)
Cash Flows from Financing Activities
Issuance of common stock (including warrant exercises)	2,700	86,236,875
Common stock issuance costs	—	(6,684,333)
Issuance of preferred stock	—	18,216,941
Redemption of preferred stock	—	(18,870,000)
Preferred stock issuance costs	—	(78,654)
Issuance of warrants	—	283,059
Advances from revolving line of credit	8,750,000	12,600,000
Repayments on revolving line of credit	(5,500,000)	(12,600,000)
Distributions paid to common stockholders	(1,996,099)	(308,860)
Net cash provided by financing activities	1,256,601	78,795,028
Net change in cash	—	—
Cash—beginning of period	—	—
Cash—end of period	$—	$—

Reconciliation of net increase in net assets applicable to common stockholders resulting from operations to net cash used in operating activities
Net increase in net assets applicable to common stockholders resulting from operations	$3,928,287	$3,889,101
Adjustments to reconcile net increase in net assets applicable to common stockholders resulting from operations to net cash used in operating activities:
Purchases of long-term investments	(3,500,000)	(58,000,016)
Return of capital on distributions received	4,190,305	1,964,198
Proceeds (purchases) of short-term investments, net	92,425	(22,331,715)
Accrued capital gain incentive fees payable to Adviser	1,087,503	1,496,494
Deferred income tax expense	2,407,659	2,924,105
Amortization of issuance costs	14,267	—
Realized gains on investments	—	(13,712)
Loss on redemption of preferred stock	—	731,713
Net unrealized appreciation of investments	(7,997,307)	(9,647,768)
Changes in operating assets and liabilities:
Increase in interest, dividend and distribution receivable	(188,209)	(118,200)
Increase in prepaid expenses and other assets	(83,866)	(13,850)
Decrease in current tax liability	—	(18,600)
Increase in management fees payable to Adviser, net of expense reimbursement	20,757	355,235
Decrease in payable for investments purchased	(1,235,994)	—
Increase (decrease) in accrued expenses and other liabilities	7,572	(12,013)
Total adjustments	(5,184,888)	(82,684,129)
Net cash used in operating activities	$(1,256,601)	$(78,795,028)

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$218,488	$—
See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS
	For the six months ended May 31, 2008	For the six months ended May 31, 2007	For the year ended November 30, 2007
	(Unaudited)	(Unaudited)
Per Common Share Data(1)
Net Asset Value, beginning of period	$13.76	$13.70	$13.70
Premium less underwriting discounts and offering costs on initial public
offering of common shares(2)	—	0.02	—
Underwriting discounts and offering costs on issuance of common shares	—	—	0.01
Income from Investment Operations:
Net investment loss(3)	(0.12)	(0.24)	(0.18)
Net realized and unrealized gain on investments(3)	0.56	0.83	0.90
Total increase from investment operations	0.44	0.59	0.72
Less Distributions to Common Stockholders:
Net investment income	—	—	—
Return of capital	(0.51)	(0.26)	(0.67)
Total distributions to common stockholders	(0.51)	(0.26)	(0.67)
Net Asset Value, end of period	$13.69	$14.05	$13.76
Per common share market value, end of period	$12.45	$17.85	$11.66
Total Investment Return, including capital gain incentive fees, based on net asset value(4)	3.71%	4.22%	5.35%
Total Investment Return, excluding capital gain incentive fees, based on net asset value(4)	4.69%	5.48%	5.57%
Total Investment Return, based on market value(5)	11.30%	20.07%	(19.05)%
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000's)	$121,518	$124,137	$121,913
Ratio of expenses (including current and deferred income tax expense (benefit)
and capital gain incentive fees) to average net assets(6)(7)(8)	9.86%	14.66%	8.35%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
to average net assets(6)(9)	5.85%	8.27%	4.69%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
and capital gain incentive fees) to average net assets(6)(9)(10)	4.04%	5.00%	4.40%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) and capital gain incentive fees(6)(9)(10)	(0.96)%	(2.95)%	(1.58)%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit)(6)(8)(9)	(2.77)%	(6.22)%	(1.87)%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense (benefit) and capital gain incentive fees(6)(7)(8)	(6.78)%	(12.61)%	(5.52)%
Portfolio turnover rate(6)	0.00%	0.00%	0.62%
Short-term borrowings, end of period (000's)	$33,800	$—	$30,550
Asset coverage, per $1,000 of short-term borrowings(11)	$4,595	$—	$4,991
Asset coverage ratio of short-term borrowings(11)	460%	—	499%
(1)    Information presented relates to a share of common stock outstanding for the entire period.
(2)    Represents the premium on the initial public offering of $1.17 per share, less the underwriting discounts and offering costs of $1.15 per share.
(3)    The per common share data for the period ended November 30, 2007 does not reflect the change in estimate of investment income and return of capital, for the respective period.
(4)    Not annualized for periods less than a year. Total investment return is calculated assuming a purchase of common stock at net asset value per share as of the beginning of the period, reinvestment of distributions at net asset value, and a sale at net asset value at the end of the period.
(5)    Total investment return is calculated assuming a purchase of common stock at the initial public offering price, reinvestment of distributions at actual prices pursuant to the Company's dividend reinvestment plan or market value, as applicable, and a sale at the current market price on the last day of the period reported (excluding brokerage commissions).
(6)    Annualized for periods less than one full year.
(7)    For the six months ended May 31, 2008, the Company accrued $2,407,659 in deferred income tax expense, net. For the six months ended May 31, 2007, the Company accrued $2,924,105 in deferred income tax expense, net. For the year ended November 30, 2007, the Company accrued $261,667 in current income tax benefit and $3,932,763 in deferred income tax expense.
(8)    For the six months ended May 31, 2008, the Company accrued $1,087,503 in capital gains incentive fees. For the six months ended May 31, 2007, the Company accrued $1,496,494 in capital gains incentive fees. For the year ended November 30, 2007, the Company accrued $307,611 as a provision for capital gains incentive fees.
(9)    The ratio excludes the impact of current and deferred income taxes.
(10)  The ratio excludes the impact of capital gain incentive fees.
(11)  Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the period divided by short-term borrowings outstanding at the end of the period.
See accompanying Notes to Financial Statements.

TORTOISE CAPITAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
May 31, 2008
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
B. Investment Valuation – The Company invests primarily in illiquid securities including debt and equity securities of privately-held companies. These investments generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments. The Company’s Board of Directors may consider other methods of valuing investments as appropriate and in conformity with U.S. generally accepted accounting principles.
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
Consistent with SFAS 157, the Company determines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Also in accordance with SFAS 157, the Company has determined the principal market, or the market in which the Company exits its portfolio investments with the greatest volume and level of activity, to be the private secondary market. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value.
For private company investments, value is often realized through a liquidity event of the entire company. Therefore, the value of the company as a whole (enterprise value) at the reporting date often provides the best evidence of the value of the investment and is the initial step for valuing the Company’s privately issued securities. For any one company, enterprise value may best be expressed as a range of fair values, from which a single estimate of fair value will be derived. In determining the enterprise value of a portfolio company, the Company prepares an analysis consisting of traditional valuation methodologies including market and income approaches. The Company considers some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to derive its estimate of enterprise value.
The fair value of investments in portfolio companies is determined based on various factors, including enterprise value, observable market transactions and other pertinent factors such as recent offers to purchase a company, recent transactions involving the purchase or sale of the equity securities of the company, or other liquidation events. The determined equity values will generally be discounted when the Company has a minority position, is subject to restrictions on resale, has specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other comparable factors exist.

For equity and equity-related securities that are freely tradable and listed on a securities exchange, the Company fair values those securities at their last sale price on that exchange on the valuation date. If the security is listed on more than one exchange, the Company will use the price of the exchange that it considers to be the principal exchange on which the security is traded. Securities listed on the NASDAQ will be valued at the NASDAQ Official Closing Price, which may not necessarily represent the last sale price. If there has been no sale on such exchange or NASDAQ on such day, the security will be valued at the mean between bid and ask price on such day.
An equity security of a publicly traded company acquired in a private placement transaction without registration is subject to restrictions on resale that can affect the security’s liquidity (and hence its fair value). Such securities that are convertible into or otherwise will become freely tradable will be valued based on the market value of the freely tradable security less an applicable discount. Generally, the discount will initially be equal to the discount at which the Company purchased the securities. To the extent that such securities are convertible or otherwise become freely tradable within a time frame that may be reasonably determined, an amortization schedule may be determined for the discount.
The Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments:
•      The quarterly valuation process begins with each investment being initially valued by the Valuation Officer of the Adviser. As part of this process, materials are prepared containing the supporting analysis, which are reviewed by the investment professionals of the Adviser;
•      The Investment Committee of the Adviser reviews the preliminary valuations, and the Valuation Officer of the Adviser considers and assesses, as appropriate, any changes that may be required to the preliminary valuations to address any comments provided by the Investment Committee of the Adviser;
•      An independent valuation firm engaged by the Board of Directors to provide third-party valuation consulting services performs certain limited procedures that the Board of Directors has identified and asked it to perform on a selection of these valuations as determined by the Board of Directors. For the three months ended May 31, 2008, the independent valuation firm provided limited procedures on ten portfolio companies comprising 100 percent of the total restricted investments at fair value as of May 31, 2008. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable.
•      The Board of Directors assesses the valuations and ultimately determines the fair value of each investment in the Company’s portfolio in good faith.
C. Interest and Fee Income – Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three and six months ended May 31, 2008 and May 31, 2007, respectively, the Company received no fee income.
D. Security Transactions and Investment Income – Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from the Company’s investments in limited partnerships and limited liability companies generally are comprised of ordinary income, capital gains and return of capital. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions are not known until after the fiscal year-end of the Company.
For the period from December 1, 2006 through November 30, 2007, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company had estimated these distributions to be approximately 27 percent investment income and 73 percent return of capital.

Subsequent to November 30, 2007, the Company reclassified the amount of investment income and return of capital it recognized based on the 2007 tax reporting information received from the individual portfolio companies. This reclassification amounted to a decrease in pre-tax net investment income and a corresponding increase in unrealized appreciation of approximately $1,053,000 or $0.119 per share ($653,000 or $0.074 per share, net of deferred tax).
Subsequent to the period ended February 29, 2008, the Company reclassified the amount of investment income and return of capital reported in the current fiscal year based on its revised 2008 estimates. This reclassification amounted to an increase in pre-tax net investment income and a corresponding decrease in unrealized appreciation of investments of approximately $324,000 or $0.037 per share ($201,000 or $0.023 per share, net of deferred tax).
E. Distributions to Stockholders –The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2007, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the period ended May 31, 2008, the Company’s distributions, for book purposes, were comprised of 100 percent return of capital. The tax character of distributions paid for the year ended November 30, 2008 will be determined subsequent to year end.
F. Federal and State Income Taxation – The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income. Currently, the maximum regular federal income tax rate for a corporation is 35 percent; however, the Company anticipates a marginal effective tax rate of 34 percent due to expectations of the level of taxable income relative to the federal graduated tax rates, including the tax rate anticipated when temporary differences reverse. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax and such amount would be a credit available for future years.
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
The Company invests its assets primarily in limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company’s tax expense or benefit is included in the Statement of Operations based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
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
On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser will reimburse the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the three and six months ended May 31, 2008, the Adviser reimbursed the Company $104,228 and $195,875, respectively.
The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three and six months ended May 31, 2008, the Company accrued no investment income fees.
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

Under the terms of the Expense Reimbursement and Partial Fee Waiver Agreement, the Adviser terminated its right to receive the capital gains incentive fee as described above, to the extent such fee would be due as to that portion of any scheduled periodic distributions made possible by the normally recurring cash flow from the operations of portfolio companies (“Expected Distributions”) that are characterized by the Company as return of capital for book purposes. This does not apply to any portion of any distribution from a portfolio company that is not an Expected Distribution. As of May 31, 2008, the Adviser terminated its right to receive $1,438,094 in capital gains incentive fees as a result of Expected Distributions received from portfolio companies which were characterized as return of capital for book purposes. For the three and six months ended May 31, 2008, the Company increased the capital gains incentive fee payable by $1,367,168 and $1,087,503, respectively, as a result of the increase in the fair value of investments during the period.
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
5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of May 31, 2008, and November 30, 2007 are as follows:
	May 31, 2008	November 30, 2007
Deferred tax assets:
Organization costs	$ 28,154	$ 29,280
Capital gain incentive fees	530,143	116,892
Net operating loss carry forwards	3,128,707	1,397,684
	3,687,004	1,543,856
Deferred tax liabilities:
Net unrealized gains on investment securities	7,177,462	4,138,485
Basis reduction of investment in MLPs	3,100,120	1,588,290
	10,277,582	5,726,775
Total net deferred tax liability	$ 6,590,578	$ 4,182,919
At May 31, 2008, a valuation allowance was not recorded because the Company believes it is more likely than not that there is an ability to utilize its deferred tax assets.
Total income tax expense or benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

	For the three	For the three
	months ended	months ended
	May 31, 2008	May 31, 2007

Application of statutory income tax rate	$ 3,277,633	$ 1,904,170
State income taxes, net of federal taxes	385,604	224,020

Total tax expense	$ 3,663,237	$ 2,128,190

	For the six	For the six
	months ended	months ended
	May 31, 2008	May 31, 2007

Application of statutory income tax rate	$ 2,154,221	$ 2,316,490
State income taxes, net of federal taxes	253,438	272,528
Preferred distributions	—	86,925
Loss on redemption of preferred stock	—	248,163
Total tax expense (benefit)	$ 2,407,659	$ 2,924,105
For the three months ended May 31, 2008, the components of income tax expense include deferred federal and state income taxes (net of federal benefit) of $3,277,633 and $385,604, respectively. For the three months ended May 31, 2007, the components of income tax expense include deferred federal and state income taxes (net of federal benefit) of $1,904,170 and $224,020, respectively.
For the six months ended May 31, 2008, the components of income tax expense include deferred federal and state income taxes (net of federal benefit) of $2,154,221 and $253,438, respectively. For the six months ended May 31, 2007, the components of income tax expense include federal and state income taxes (net of federal benefit) of $2,651,577 and $272,528, respectively.
As of November 30, 2007, the Company had a net operating loss of approximately $3,678,000. This net operating loss can be carried forward and will expire in the year ending November 30, 2027. The amount of the deferred tax asset for net operating losses at May 31, 2008 also includes an amount for the year-to-date operations for the year ending November 30, 2008.
As of May 31, 2008, the aggregate cost of securities for Federal income tax purposes was $138,805,879. At May 31, 2008, the aggregate gross unrealized appreciation for all securities in which there was an excess of fair value over tax cost was $27,466,664, the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over fair value was $420,402 and the net unrealized appreciation was $27,046,262.
As of May 31, 2007, the aggregate cost of securities for Federal income tax purposes was $119,074,866. At May 31, 2007, the aggregate gross unrealized appreciation for all securities in which there was an excess of fair value over tax cost was $12,674,097, the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over fair value was $1,144,438 and the net unrealized appreciation was $11,529,659.
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
•     Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of May 31, 2008. These assets are measured on a recurring basis.

Fair Value Measurements at Reporting Date Using

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	May 31, 2008	(Level 1)	(Level 2)	(Level 3)

Investments	$165,852,141	$24,431,804	$27,951,225	$113,469,112
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Investments

	For the three months ended
	February 29, 2008	May 31, 2008
Fair value beginning balance	$ 131,513,004	$ 133,475,756
Total gains (realized or unrealized) included in net increase (decrease) in net assets applicable to common stockholders	1,454,924	7,340,380
Purchases, issuances, and settlements	2,001,241	1,500,000
Return of capital adjustments impacting cost basis of securities	(1,493,413)	(895,799)
Transfers in (out) of Level 3	—	(27,951,225)	(1)
Fair value ending balance	$ 133,475,756	$ 113,469,112
(1) See Note 15-Subsequent Events for additional information.
7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The tables below show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of May 31, 2008 and November 30, 2007, respectively.
May 31, 2008 Investment Security		Equity Interest, Units or Principal Amount	Acquisition Date(s)	Acquisition Cost	Fair Value Per Unit	Fair Value as Percent of Net Assets
Abraxas Energy Partners, L.P.	Common Units	450,181	5/25/07	$7,500,015	$16.37	6.1%
High Sierra Energy, LP	Common Units	999,614	11/2/06, 6/15/07	24,828,836	27.29	22.4
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06, 5/1/07	2,006,732	N/A	2.3
International Resource Partners LP	Class A Common Units	500,000	6/12/07	10,000,000	20.72	8.5
LONESTAR Midstream Partners, LP	Class A Common Units	1,305,275	7/27/07, 9/17/07, 12/17/07, 4/2/08	24,872,660	20.10	21.6
LSMP GP, LP	GP LP Units	180	7/27/07, 9/17/07, 12/17/07, 4/2/08	572,002	9,567.57	1.4
Millennium Midstream Partners, LP	Class A Common Units	875,000	12/28/06	17,455,647	22.72	16.4
	Incentive Distribution Rights	78	12/28/06	44,353	8,815.94	0.6
Mowood, LLC	Equity Interest	99%	6/5/06, 5/4/07, 1/10/08	3,500,000	N/A	3.4
	Subordinated Debt	$7,050,000	6/5/06, 5/4/07, 6/29/07	7,050,000	N/A	5.8
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06	22,200,001	17.00	16.5
VantaCore Partners LP	Common Units	425,000	5/21/07	8,447,604	23.39	8.2
	Incentive Distribution Rights	789	5/21/07	52,396	124.35	0.1
	Subordinated Debt	$3,750,000	5/21/07	3,750,000	N/A	3.1
				$132,280,246		116.4%

November 30, 2007 Investment Security		Equity Interest, Units or Principal Amount	Acquisition Date(s)	Acquisition Cost	Fair Value Per Unit	Fair Value as Percent of Net Assets
Abraxas Energy Partners, L.P.	Common Units	450,181	5/25/07	$7,500,015	$16.36	6.0%
EV Energy Partners, L.P.	Common Units	217,391	6/1/07	7,499,990	33.84	6.0
High Sierra Energy, LP	Common Units	999,614	11/2/06, 6/15/07	24,828,836	27.29	22.4
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06, 5/1/07	2,005,491	N/A	2.3
International Resource Partners LP	Class A Common Units	500,000	6/12/07	10,000,000	18.10	7.4
LONESTAR Midstream Partners, LP	Class A Common Units	1,184,532	7/27/07, 9/17/07	23,395,520	19.77	19.1
LSMP GP, LP	GP LP Units	180	7/27/07, 9/17/07	549,142	3,806.22	0.6
Millennium Midstream Partners, LP	Class A Common Units	875,000	12/28/06	17,455,647	17.66	12.7
	Incentive Distribution Rights	78	12/28/06	44,353	3,611.47	0.2
Mowood, LLC	Equity Interest	100%	6/5/06, 5/4/07	1,500,000	N/A	2.3
	Subordinated Debt	$7,050,000	6/5/06, 5/4/07, 6/29/07	7,050,000	N/A	5.8
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06	22,200,001	18.50	18.0
VantaCore Partners LP	Common Units	425,000	5/21/07	8,447,604	22.25	7.8
	Incentive Distribution Rights	789	5/21/07	52,396	276.81	0.2
	Subordinated Debt	$3,750,000	5/21/07	3,750,000	N/A	3.1
				$136,278,995		113.9%
8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of May 31, 2008 amounted to $131,203,753, representing 108.0 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2007 amounted to $121,300,179, representing 99.5 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at May 31, 2008 or during the six months then ended and at November 30, 2007 or during the year then ended is as follows:

					May 31, 2008
	Units/Equity Interest/ Principal Balance 11/30/07	Gross Additions	Gross Reductions	Gross Distributions Received	Units/Equity Interest/ Principal Balance	Fair Value
High Sierra Energy, LP	999,614	$ —	$ —	$1,219,529	999,614	$27,279,466
International Resource Partners LP	500,000	—	—	400,000	500,000	10,360,329
LONESTAR Midstream Partners, LP (1)	1,184,532	1,477,140	—	—	1,305,275	26,229,062
LSMP GP, LP	180	22,860	—	—	180	1,722,163
Millennium Midstream Partners, LP Class A Common Units	875,000	—	—	770,000	875,000	19,882,745
Millennium Midstream Partners, LP Incentive Distribution Rights	78	—	—	—	78	687,643
Mowood, LLC Subordinated Debt	$7,050,000	—	—	—	$7,050,000	7,050,000
Mowood, LLC Equity Interest	100%	2,000,000	—	202,501	99%	4,127,557
Quest Midstream Partners, L.P.	1,180,946	—	—	970,151	1,180,946	20,076,082
VantaCore Partners LP Subordinated Debt	$3,750,000	—	—	—	$3,750,000	3,750,000
VantaCore Partners LP Common Units	425,000	—	—	425,000	425,000	9,940,597
VantaCore Partners LP Incentive Distribution Rights	789	—	—	—	789	98,109
		$3,500,000	$ —	$3,987,181		$131,203,753
(1) Distributions are paid-in-kind.
					November 30, 2007
	Units/Equity Interest/ Principal Balance 11/30/06	Gross Additions	Gross Reductions	Gross Distributions Received	Units/Equity Interest/ Principal Balance	Fair Value
High Sierra Energy, LP	633,179	$10,000,011	$ —	$1,642,056	999,614	$27,279,466
International Resource Partners LP	—	10,000,000	—	266,667	500,000	9,048,521
LONESTAR Midstream Partners, LP (1)	—	23,395,520	—	—	1,184,532	23,418,198
LSMP GP, LP	—	549,142	—	—	180	679,482
Millennium Midstream Partners, LP Class A Common Units	—	17,481,430	—	1,131,375	875,000	15,452,412
Millennium Midstream Partners, LP Incentive Distribution Rights	—	18,570	—	—	78	281,695
Mowood, LLC Subordinated Debt	$4,550,000	2,500,000	—	—	$7,050,000	7,050,000
Mowood, LLC Equity Interest	100%	500,000	—	96,895	100%	2,816,148
Quest Midstream Partners, L.P.	—	22,200,001	—	1,205,384	1,180,946	21,847,501
VantaCore Partners LP Subordinated Debt	—	3,750,000	—	—	$3,750,000	3,750,000
VantaCore Partners LP Common Units	—	8,500,000	—	292,825	425,000	9,458,350
VantaCore Partners LP Incentive Distribution Rights	—	—	—	—	789	218,406
		$98,894,674	$ —	$4,635,202		$121,300,179
(1) Distributions are paid-in-kind.

9. Investment Transactions
For the three and six months ended May 31, 2008, the Company purchased (at cost) securities in the amount of $1,500,000 and $3,501,241, respectively, and sold no securities (excluding short-term debt securities).
10. Credit Facility
On April 25, 2007, the Company entered into a secured committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A providing for a revolving credit facility up to $20,000,000. On July 18, 2007, the maximum principal amount of the revolving credit facility was increased to $35,000,000. On September 28, 2007 the maximum principal amount was increased to $40,000,000 and the facility was amended to include First National Bank of Kansas as a lender. On March 21, 2008, the Company secured an extension to its revolving credit facility and on March 28, 2008, amended the credit agreement to exclude Bank of Oklahoma and include Wells Fargo as a lender, and to increase the total credit facility to $50,000,000. The credit facility matures on March 20, 2009. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company. The credit facility contains a covenant precluding the Company from incurring additional debt.
For the six months ended May 31, 2008, the average principal balance and interest rate for the period during which the credit facility was utilized were $34,273,770 and 5.12 percent, respectively. As of May 31, 2008, the principal balance outstanding was $33,800,000 at a rate of 4.21 percent.
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
12. Common Stock
The Company has 100,000,000 shares authorized and 8,876,540 shares outstanding at May 31, 2008.
Shares at November 30, 2006	3,088,596
Shares sold through initial public offering	5,740,000
Shares issued through reinvestment of distributions	18,222
Shares issued upon exercise of warrants	11,350
Shares at November 30, 2007	8,858,168
Shares issued through reinvestment of distributions	18,192
Shares issued upon exercise of warrants	180
Shares at May 31, 2008	8,876,540

13. Warrants
At May 31, 2008, there were 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.
Warrants outstanding at November 30, 2006	772,124
Warrants issued in December 2006	185,000
Warrants exercised	(11,350)
Warrants outstanding at November 30, 2007	945,774
Warrants exercised	(180)
Warrants outstanding at May 31, 2008	945,594
14. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
	For the three months ended May 31, 2008	For the three months ended May 31, 2007	For the six months ended May 31, 2008	For the six months ended May 31, 2007
Net increase in net assets applicable to common stockholders resulting from operations	$5,976,862	$3,472,310	$3,928,287	$3,889,101
Basic weighted average shares	8,876,540	8,830,580	8,858,213	6,653,445
Average warrants outstanding (1)	—	955,146	—	933,764
Diluted weighted average shares	8,876,540	3,088,596	8,858,213	7,587,209
Basic net increase in net assets applicable to common stockholders resulting from operations per common share	$0.67	$0.39	$0.44	$0.58
Diluted net increase in net assets applicable to common stockholders resulting from operations per common share	$0.67	$0.35	$0.44	$0.51
(1) Warrants to purchase shares of common stock at $15.00 per share were outstanding during the three and six months ended May 31, 2008, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares, and therefore, the effect would be anti-dilutive.
15. Subsequent Events
On June 2, 2008, the Company paid a distribution in the amount of $0.2625 per common share, for a total of $2,330,092. Of this total, the dividend reinvestment amounted to $215,016.
On June 17, 2008, LONESTAR Midstream Partners LP, entered into a definitive agreement with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of Lone Star Gathering LP’s (an affiliate of LONESTAR Midstream Partners, L.P.) gas gathering and transportation assets. LONESTAR Midstream Partners, LP plans to distribute substantially all of the sales proceeds to its limited partners.
The Company expects its portion of the proceeds at closing to be $13.5 million in cash and 494,191 newly-issued unregistered common units of PVR, and approximately $1 million in cash payable on December 31, 2009. Additionally, there are two contingent payments of approximately $4.7 million and $5.0 million, payable in cash or common units of PVR (at purchasers’ election), each of which payments will be triggered if a defined geographic area in which a subset of the acquired assets are located reaches certain revenue targets by or before June 30, 2013.

ADDITIONAL INFORMATION
(Unaudited)
Director and Officer Compensation
The Company does not compensate any of its directors who are interested persons or any of its officers. For the three months ended May 31, 2008, the aggregate compensation paid by the Company to the independent directors was $66,000. The Company did not pay any special compensation to any of its directors or officers.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. You can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part II, Item 1A. of this report.
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
Overview
We invest in companies operating in the U.S. energy infrastructure sector, primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment. Our goal is to provide our stockholders with a high level of total return, with an emphasis on distributions. We target companies we believe will provide stable and growing cash flows as a result of their fee-based revenues and limited direct commodity price risk which in turn should provide our shareholders with a stable and growing distribution.
We have elected to be regulated as a BDC under the 1940 Act. We are classified as a closed-end, non-diversified management investment company under the 1940 Act. As a BDC, we are subject to numerous regulations and restrictions. Unlike most investment companies, we are, and intend to continue to be, taxed as a general business corporation under the Code.
Portfolio and Investment Activity
On April 2, 2008, we invested an additional $1,477,140 in LONESTAR Midstream Partners, LP and $22,860 in LSMP GP, LP.
As of May 31, 2008, the fair value of our investment portfolio (excluding short-term investments) totaled $165,725,072 including equity investments of $154,925,072 and debt investments of $10,800,000, across the following segments of the energy infrastructure sector:

Allocation of Portfolio Assets
May 31, 2008 (Unaudited)
(Percentages based on fair value of total investment portfolio, excluding short-term investments)
The following table summarizes our investments as of May 31, 2008:
Name of Portfolio Company (Segment)	Nature of its Principal Business	Securities Held by Us	Amount Invested (in millions)	Fair Value (in millions)	Current Yield (1)
Abraxas Energy Partners, L.P. (Upstream)	Natural gas and oil exploitation and development in the Delaware and Gulf Coast Basins of Texas, Rockies and mid-continent region of the U.S.	Common Units	$7.5	$7.4	9.6%
Eagle Rock Energy Partners, L.P. (Upstream/Midstream)(2)	Gatherer and processor of natural gas in north and east Texas and Louisiana and producer and developer of upstream assets located in 17 states	Common Units	12.1	11.4	8.7
EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties	Common Units	7.5	6.8	7.2
High Sierra Energy, LP (Midstream)	Marketer, processor, storer and transporter of hydrocarbons with operations primarily in Colorado, Wyoming and Florida	Common Units	24.8	27.3	9.8
High Sierra Energy GP, LLC (Midstream) (3)	General Partner of High Sierra Energy, LP	GP Interest	2.0	2.8	2.3
International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines in Central Appalachia	Class A Units	10.0	10.4	8.0
Legacy Reserves LP (Upstream)	Oil and natural gas exploitation and development in the Permian Basin	Limited Partner Units	4.5	6.1	11.5
LONESTAR Midstream Partners, LP (Midstream) (4)	Gatherer and processor of natural gas in six counties in Texas	Class A Units	24.9	26.2	8.4
LSMP GP, LP (Midstream) (4)	Indirectly owns General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.5	1.7	1.6
Millennium Midstream Partners, LP (Midstream)	Gatherer and processor of natural gas in Texas, Louisiana and offshore Gulf of Mexico	Class A Common Units and Incentive Distribution Rights	17.5	20.5	9.1
Mowood, LLC (Downstream) (5)	Natural gas distribution in central Missouri and landfill gas to energy projects	Equity interest	3.5	4.1	10.0
		Subordinated Debt	7.1	7.1	12.0
Quest Midstream Partners, L.P. (Midstream)	Operator of natural gas gathering pipelines in the Cherokee Basin and interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri	Common Units	22.2	20.1	9.0
VantaCore Partners LP (Aggregate)	Acquirer and operator of aggregate companies, with quarry and asphalt operations in Clarksville, Tennessee	Common Units and Incentive Distribution Rights	8.5	10.0	10.0
		Secured Credit Facility (6)	3.8	3.8	8.2
			$156.4	$165.7

(1)   The current yield has been calculated by annualizing the most recent distribution and dividing by the amount invested in the underlying security. Actual distributions to us are based on each company’s available cash flow and are subject to change.
(2)   Segment classification revised this quarter to 50% upstream and 50% downstream to reflect the company's current profile.
(3)   Includes original purchase of 3 percent equity interest, sale of 0.6274 percent equity interest in July 2007 and subsequent capital calls.
(4)   Distributions are paid-in-kind.
(5)   Represents an equity distribution on the previous quarter fair value of our invested capital. We expect that, pending cash availability, such equity distributions will recur on a quarterly basis at or above such yield.
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
As of May 31, 2008, all of our portfolio companies have a rating of (1).
Results of Operations
Comparison of the Three and Six Months Ended May 31, 2008 and May 31, 2007
Investment Income: Investment income totaled $746,130 and $1,851,810 for the three and six months ended May 31, 2008, respectively, an increase of $200,274 and $914,319, respectively, as compared to the three and six months ended May 31, 2007. The increase is primarily related to full investment of proceeds from the initial public offering and the credit facility. The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of May 31, 2008 was 8.9 percent as compared to 8.8 percent at May 31, 2007.
Net Expenses: Net expenses totaled $2,551,045 and $3,513,171 for the three and six months ended May 31, 2008, respectively, an increase of $866,199 and a decrease of $272,594, respectively, as compared to the three and six months ended May 31, 2007. The decrease for the six month period is primarily related to a reduction in the total capital gain incentive fee accrual, a decrease in leverage costs (during the six months ended May 31, 2007, we incurred a redemption premium and issuance costs on Series A Redeemable Preferred Stock, which was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of our initial public offering), and the expense reimbursement from the Adviser. The increase in net expenses for the three month period is primarily related to an increase in the capital gains incentive fees payable of $1,367,168 for the quarter as a result of the increase in the fair value of investments, and interest expense on the credit facility. The provision for capital gains incentive fees results from an increase or decrease in fair value and is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.
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
The following table represents DCF for the three and six months ended May 31, 2008 as compared to the three and six months ended May 31, 2007. DCF totaled $2,377,017 and $4,554,167 for the three and six months ended May 31, 2008, respectively, an increase of $1,056,345 and $3,210,036, respectively, as compared to the three and six months ended May 31, 2007. The increase is related to full investment of proceeds from the initial public offering and the credit facility, and increased distributions from our portfolio companies.

Distributable Cash Flow	For the three months ended May 31, 2008	For the three months ended May 31, 2007	For the six months ended May 31, 2008	For the six months ended May 31, 2007
Total Distributions Received from Investments
Distributions from investments	$2,773,933	$1,425,467	$5,394,648	$2,029,154
Distributions paid in stock	484,200	—	937,720	—
Interest income from investments	301,944	162,404	615,353	290,876
Dividends from money market mutual funds	817	442,126	3,127	581,659
Other income	—	—	28,987	—
Total from Investments	3,560,894	2,029,997	6,979,835	2,901,689

Operating Expenses Before Leverage Costs and Current Taxes
Advisory fees (net of expense reimbursement by Adviser)	485,768	468,012	979,374	848,079
Other operating expenses (excluding capital gain incentive fees)	262,515	247,084	512,796	363,019
Total Operating Expenses	748,283	715,096	1,492,170	1,211,098
Distributable cash flow before leverage costs and current taxes	2,812,611	1,314,901	5,487,665	1,690,591
Leverage Costs	435,594	(5,771)	933,498	346,460
Distributable Cash Flow	$2,377,017	$1,320,672	$4,554,167	$1,344,131

DCF/GAAP Reconciliation
Distributable Cash Flow	$2,377,017	$1,320,672	$4,554,167	$1,344,131
Adjustments to reconcile to Net Investment Loss, before Income Taxes
Distributions paid in stock	(484,200)	—	(937,720)	—
Return of capital on distributions received from equity investments	(2,330,564)	(1,484,141)	(4,190,305)	(1,964,198)
Capital gain incentive fees	(1,367,168)	(1,008,867)	(1,087,503)	(1,496,494)
Loss on redemption of preferred stock		33,346		(731,713)
Net Investment Loss, before Income Taxes	$(1,804,915)	$(1,138,990)	$(1,661,361)	$(2,848,274)
Distributions: The following table sets forth distributions for the six months ended May 31, 2008.
Record Date	Payment Date	Amount

February 21, 2008	March 3, 2008	$0.2500
May 22, 2008	June 2, 2008	$0.2625
The distribution of $.2625 per share paid on June 2, 2008 represents achievement of our targeted annualized yield of 7 percent based upon the initial public offering price of $15.00 per share. A portion of this distribution is expected to be treated as return of capital for income tax purposes, although the ultimate determination will not be made until after our year-end. Based on current financial information, the distribution is estimated to consist of 100 percent of return of capital for book purposes.
Net Investment Loss: Net investment loss totaled $1,119,046 and $1,030,043 for the three and six months ended May 31, 2008, respectively, as compared to a net investment loss of $706,173 and $2,101,017, respectively, for the three and six months ended May 31, 2007. The variance in net investment loss is primarily related to net expenses as described above.
Net Realized and Unrealized Gain: We recognized $7,095,908 and $4,958,330 in net unrealized appreciation (after deferred taxes) for the three and six months ended May 31, 2008, respectively, as compared to $4,169,982 and $5,981,617 for the three and six months ended May 31, 2007, respectively. We had no realized gains for the three and six months ended May 31, 2008, as compared to a realized gain of $8,501 (after deferred taxes) for the three and six months ended May 31, 2007.
Recent Developments
On June 2, 2008, we paid a distribution in the amount of $0.2625 per common share, for a total of $2,330,092. Of this total, the dividend reinvestment amounted to $215,016.
On June 17, 2008, LONESTAR Midstream Partners LP, entered into a definitive agreement with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of Lone Star Gathering LP’s (an affiliate of LONESTAR Midstream Partners, L.P.) gas gathering and transportation assets. LONESTAR Midstream Partners, LP is distributing substantially all of the sales proceeds to its limited partners.
We expect our portion of the proceeds at closing to be $13.5 million in cash and 494,191 newly-issued unregistered common units of PVR, and approximately $1 million in cash payable on December 31, 2009. Additionally, there are two contingent payments of approximately $4.7 million and $5.0 million, payable in cash or common units of PVR (at purchasers’ election), each of which payments will be triggered if a defined geographic area in which a subset of the acquired assets are located reaches certain revenue targets by or before June 30, 2013.

We believe this transaction is an important step in validating our private investment thesis. The cash received from the transaction will allow us to pay down debt or redeploy capital in new or follow-on investments, while the PVR units received from the sale are expected to provide us future distribution growth.
Liquidity and Capital Resources
We expect to raise additional capital to support our future growth through equity offerings, rights offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act and our current credit facility and subject to market conditions. We generally may not issue additional common shares at a price below our net asset value (net of any sales load (underwriting discount)) without first obtaining approval of our stockholders and Board of Directors. We are restricted in our ability to incur additional debt by the terms of our credit facility.
On April 8, 2008, the company filed an initial shelf registration statement with the Securities and Exchange Commission. When effective, the shelf will allow the company to prudently raise additional capital.
Contractual Obligations
The following table summarizes our significant contractual payment obligations as of May 31, 2008.
	Total	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	After 2011

Secured revolving credit facility (1)	$33,800,000	—	$33,800,000	—	—	—
	$33,800,000	—	$33,800,000	—	—	—
(1) At May 31, 2008, the outstanding balance under the credit facility was $33,800,000
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Borrowings
On March 21, 2008, the Company secured an extension to its revolving credit facility and on March 28, 2008, amended the credit agreement to exclude Bank of Oklahoma and include Wells Fargo as a lender, and to increase the total credit facility to $50,000,000. The credit facility matures on March 20, 2009. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company. The credit facility contains a covenant precluding the Company from incurring additional debt.
For the six months ended May 31, 2008, the average principal balance and interest rate for the period during which the credit facility was utilized were $34,273,770 and 5.12 percent, respectively. As of May 31, 2008, the principal balance outstanding was $33,800,000 at a rate of 4.21 percent.
Critical Accounting Policies
The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. While our critical accounting policies are discussed below, Note 2 in the Notes to Financial Statements included in this report provides more detailed disclosure of all of our significant accounting policies.

Valuation of Portfolio Investments
The Company invests primarily in illiquid securities including debt and equity securities of privately-held companies. These investments generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.
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
Debt investments in our portfolio are based on floating and fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of May 31, 2008, our floating rate debt investments totaled $3,750,000 (35 percent) of our total debt investments of $10,800,000. Based on a sensitivity analysis of the variable rate financial obligation in our portfolio at May 31, 2008, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over a three-month period would either increase or decrease net investment income by approximately $9,375.
Our revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent. We estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over a three-month period would either increase or decrease net investment income by approximately $90,586.
We carry our investments at fair value, as determined by our Board of Directors. Investments for which market quotations are readily available are fair valued at such market quotations. Securities that are not publicly traded or whose market price is not readily available are fair valued as determined in good faith by our Board of Directors. Because there are no readily available market quotations for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have readily available market quotations, the fair value of our investments may differ significantly from the fair values that would have been used had a ready market quotation existed for such investments, and these differences could be material.

As of May 31, 2008, the fair value of our investment portfolio (excluding short-term investments) totaled $165,725,072. The impact of a 10 percent increase in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase net assets applicable to common stockholders by approximately $8,733,711. The impact of a 10 percent decrease in the fair value of these investments, net of the reduction of capital gain incentive fees and related deferred taxes, would decrease net assets applicable to common stockholders by approximately $9,409,984.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended May 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the three months ended May 31, 2008 that were not registered under the Securities Act of 1933.
We did not repurchase any of our common shares during the three months ended May 31, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders was held on April 21, 2008.  The matters considered at the meeting, together with the actual vote tabulations relating to such matters are as follows:
1.    To elect Conrad S. Ciccotello as a Director of the Company, to hold office for a term of three years and until his successor is duly elected and qualified.
No. of Shares
Affirmative	7,883,109
Withheld	546,464
TOTAL	8,429,573
Charles E. Heath and Terry C. Matlack continued as directors and their terms expire on the date of the 2009 annual meeting of stockholders, and H. Kevin Birzer and John R. Graham continued as directors and their terms expire on the date of the 2010 annual meeting of stockholders.
2.    To grant the Company the authority to sell its common shares for less than net asset value, subject to certain conditions.
Vote of Common Stockholders	No. of Shares
Affirmative	2,754,528
Against	384,325
Abstain	67,751
Broker Non-votes	5,222,969
TOTAL	8,429,573
3.    To grant the Company the authority to sell warrants or options to acquire common shares and to issue the common shares underlying such warrants or options upon their exercise.
No. of Shares
Affirmative	2,902,331
Against	236,614
Abstain	67,659
Broker Non-votes	5,222,969
TOTAL	8,429,573
4.    To ratify the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending November 30, 2008.
No. of Shares
Affirmative	8,332,709
Against	36,582
Abstain	60,282
TOTAL	8,429,573
Based upon votes required for approval, proposals 1, 3 and 4 above passed. Proposal 2 required the approval of both (a) the affirmative vote of common stockholders holding a majority of all common stock (abstentions and broker non-votes have the effect of a vote against the proposal), and (b) the affirmative vote of common stockholders who are not affiliated persons of the Company and who hold a majority of all common stock held by common stockholders who are not affiliates of the Company. The affirmative vote of common stockholders holding a majority of all common stock was not obtained; therefore, Proposal 2 did not pass.
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS
Exhibit	Description

10.1
Third Amendment to Credit Agreement, dated as of March 21, 2008, by and among the Company and U.S. Bank, N.A. as a lender, agent and lead arranger, Bank of Oklahoma, N.A. and First National Bank of Kansas, which is attached as Exhibit 10.1 to the Form 8-K filed on March 27, 2008, is hereby incorporated by reference as Exhibit 10.1

10.2
Fourth Amendment to Credit Agreement, dated as of March 28, 2008, by and among the Company and U.S. Bank, N.A. as a lender, agent and lead arranger, First National Bank of Kansas and Wells Fargo Bank, N.A., which is attached as Exhibit 10.1 to the Form 8-K filed on April 1, 2008, is hereby incorporated by reference as Exhibit 10.2

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
Date: July 9, 2008