Form 10-Q
period 2008-08-31
TORTOISE CAPITAL RESOURCES CORP
filed 2008-10-09
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of September 30, 2008 was 8,919,991.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Statements of Assets and Liabilities as of August 31, 2008 (unaudited) and November 30, 2007
Schedules of Investments as of August 31, 2008 (unaudited) and November 30, 2007
Statements of Operations for the three and nine months ended August 31, 2008 (unaudited) and the three and nine months ended August 31, 2007 (unaudited)
Statements of Changes in Net Assets for the nine months ended August 31, 2008 (unaudited), the nine months ended August 31, 2007 (unaudited) and the year ended November 30, 2007
Statements of Cash Flows for the nine months ended August 31, 2008 (unaudited) and the nine months ended August 31, 2007 (unaudited)
Financial Highlights for the nine months ended August 31, 2008 (unaudited), the nine months ended August 31, 2007 (unaudited) and the year ended November 30, 2007
Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	August 31, 2008	November 30, 2007
	(Unaudited)
Assets
Investments at fair value, control (cost $29,645,849 and $20,521,816, respectively)	$32,655,040	$23,292,904
Investments at fair value, affiliated (cost $72,023,625 and $95,507,198, respectively)	84,914,692	98,007,275
Investments at fair value, non-affiliated (cost $42,777,633 and $31,716,576, respectively)	43,331,758	37,336,154
Total investments (cost $144,447,107 and $147,745,590, respectively)	160,901,490	158,636,333
Income tax receivable	218,935	218,935
Receivable for Adviser expense reimbursement	100,822	94,181
Interest receivable from control investments	72,850	68,686
Dividends and distributions receivable	135,602	1,419
Prepaid expenses and other assets	201,793	154,766
Total assets	161,631,492	159,174,320

Liabilities
Base management fees payable to Adviser	604,930	565,086
Accrued capital gain incentive fees payable to Adviser (Note 4)	1,054,745	307,611
Distribution payable to common stockholders	2,356,874	-
Payable for investments purchased	-	1,235,994
Accrued expenses and other liabilities	423,402	419,744
Short-term borrowings	31,800,000	30,550,000
Deferred tax liability	6,372,081	4,182,919
Total liabilities	42,612,032	37,261,354
Net assets applicable to common stockholders	$119,019,460	$121,912,966

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding
at August 31, 2008 and 945,774 issued and outstanding at
November 30, 2007 (5,000,000 authorized)	$1,370,700	$1,370,957
Capital stock, $0.001 par value; 8,893,866 shares issued and outstanding at August 31, 2008 and 8,858,168 issued and outstanding
at November 30, 2007 (100,000,000 shares authorized)	8,894	8,858
Additional paid-in capital	108,721,336	115,186,412
Accumulated net investment loss, net of deferred tax benefit	(2,822,758)	(1,565,774)
Accumulated realized gain, net of deferred tax expense	1,740,126	160,474
Net unrealized appreciation of investments, net of deferred tax expense	10,001,162	6,752,039
Net assets applicable to common stockholders	$119,019,460	$121,912,966

Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$13.38	$13.76

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
August 31, 2008
(Unaudited)

Company	Energy Infrastructure Segment	Type of Investment	Cost	Fair Value
Control Investments (1)
Mowood, LLC	Midstream/Downstream	Equity Interest (99.6%) (2)	$5,000,000	$6,404,040
		Subordinated Debt (12% Due 7/1/2016) (2)	7,050,000	7,050,000
VantaCore Partners LP	Aggregate	Common Units (933,430) (2)	17,451,908	18,640,597
		Incentive Distribution Rights (988) (2) (6)	143,941	560,403
Total Control Investments - 27.4% (3)			29,645,849	32,655,040

Affiliated Investments (4)
High Sierra Energy, LP	Midstream	Common Units (1,021,032) (2) (5)	22,930,679	25,025,494
International Resource Partners LP	Coal	Class A Units (500,000) (2)	9,133,333	11,500,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900) (2) (6) (7)	4,444,986	4,700,000
LSMP GP, LP	Midstream	GP LP Units (180) (2) (6) (7)	168,514	600,000
Millennium Midstream Partners, LP	Midstream	Class A Common Units (875,000) (2)	15,116,772	22,422,643
		Incentive Distribution Rights (78) (2) (6)	44,353	-
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946) (2)	20,184,988	20,666,555
Total Affiliated Investments - 71.4% (3)			72,023,625	84,914,692

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181) (2)	6,880,679	6,973,304
Eagle Rock Energy Partners, L.P. (8)	Midstream/Upstream	Common Units (659,071)	10,108,504	9,352,217
EV Energy Partners, L.P. (8)	Upstream	Common Units (217,391)	7,312,294	5,673,905
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%) (2) (5)	2,001,118	2,372,600
Legacy Reserves LP (8)	Upstream	Limited Partner Units (264,705)	3,578,653	5,317,923
Penn Virginia Resource Partners, L.P. (8)	Midstream/Coal	Unregistered Common Units (468,001) (2)	10,613,888	11,358,384
Penn Virginia GP Holdings, L.P. (8)	Midstream/Coal	Unregistered Common Units (59,503) (2)	1,665,751	1,666,679
First American Government Obligations Fund	Short-term investment	Class Y shares	616,746	616,746
Total Non-affiliated Investments - 36.4% (3)			42,777,633	43,331,758

Total Investments - 135.2% (3)			$144,447,107	$160,901,490

(1)

Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.

(2)	Restricted securities have a total fair value of $139,940,699, which represents 117.6% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)

Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.

(5)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units this quarter.
(6)	Currently non-income producing.
(7)

In July 2008, Lonestar Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). Lonestar has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of Lonestar Midstream Partners, LP. See Note 9 to the financial statements for additional information.

(8)	Publicly-traded company.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2007

Company	Energy Infrastructure Segment	Type of Investment	Cost	Fair Value
Control Investments (1)
Mowood, LLC	Downstream	Equity Interest (100%) (2)	$1,500,000	$2,816,148
		Subordinated Debt (12% Due 7/1/2016) (2)	7,050,000	7,050,000
VantaCore Partners LP	Aggregate	Common Units (425,000) (2)	8,169,420	9,458,350
		Subordinated Debt (10.73% Due 5/21/2014) (2) (3)	3,750,000	3,750,000
		Incentive Distribution Rights (789) (2) (7)	52,396	218,406
Total Control Investments - 19.1% (4)			20,521,816	23,292,904

Affiliated Investments (5)
High Sierra Energy, LP	Midstream	Common Units (999,614) (2)	24,005,079	27,279,466
International Resource Partners LP	Coal	Class A Units (500,000) (2)	9,840,000	9,048,521
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,184,532) (2) (6)	23,395,520	23,418,198
LSMP GP, LP	Midstream	GP LP Units (180 units) (2)	549,142	679,482
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946) (2)	21,235,694	21,847,501
Millennium Midstream Partners, LP	Midstream	Class A Common Units (875,000) (2)	16,437,410	15,452,412
		Incentive Distribution Rights (78) (2) (7)	44,353	281,695
Total Affiliated Investments - 80.4% (4)			95,507,198	98,007,275

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181) (2)	7,286,495	7,365,704
Eagle Rock Energy Partners, L.P. (8)	Midstream	Common Units (659,071)	10,931,340	13,893,217
EV Energy Partners, L.P. (8)	Upstream	Common Units (217,391) (2)	7,407,816	7,356,511
Legacy Reserves LP (8)	Upstream	Limited Partner Units (264,705)	3,871,099	5,654,099
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%) (2)	2,000,324	2,847,121
First American Government Obligations Fund	Short-term investment	Class Y shares	219,502	219,502
Total Non-affiliated Investments - 30.6% (4)			31,716,576	37,336,154

Total Investments - 130.1% (4)			$147,745,590	$158,636,333

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

(6)	Distributions are paid-in-kind.
(7)	Currently non-income producing.
(8)	Publicly-traded company.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Investment Income
Distributions from investments
Control investments	$347,500	$148,080	$975,001	$148,080
Affiliated investments	1,139,402	1,328,533	4,499,082	2,661,815
Non-affiliated investments	993,695	532,992	2,401,162	1,228,864
Total distributions from investments	2,480,597	2,009,605	7,875,245	4,038,759
Less return of capital on distributions	(2,306,739)	(1,552,395)	(6,497,044)	(3,516,593)
Net distributions from investments	173,858	457,210	1,378,201	522,166
Interest income from control investments	269,235	306,738	884,588	597,614
Dividends from money market mutual funds	3,643	38,726	6,770	620,385
Other income	-	-	28,987	-
Total Investment Income	446,736	802,674	2,298,546	1,740,165

Operating Expenses
Base management fees	604,930	512,894	1,780,179	1,360,973
Capital gain incentive fees (Note 4)	(340,369)	(170,648)	747,134	1,325,846
Professional fees	153,157	187,014	469,039	401,862
Administrator fees	27,930	24,193	82,488	54,929
Directors' fees	22,181	25,205	66,927	73,578
Reports to stockholders	13,057	10,083	39,028	26,388
Fund accounting fees	8,652	9,294	25,690	23,571
Registration fees	7,458	14,686	22,292	22,749
Custodian fees and expenses	5,545	3,044	14,914	8,189
Stock transfer agent fees	3,403	3,180	10,172	10,460
Other expenses	11,853	16,944	35,482	34,936
Total Operating Expenses	517,797	635,889	3,293,345	3,343,481
Interest expense	395,791	229,692	1,329,289	347,402
Preferred stock distributions	-	-	-	228,750
Loss on redemption of preferred stock	-	-	-	731,713
Total Interest Expense, Preferred Stock Distributions
and Loss on Redemption of Preferred Stock	395,791	229,692	1,329,289	1,307,865
Total Expenses	913,588	865,581	4,622,634	4,651,346
Less expense reimbursement by Adviser	(100,821)	-	(296,696)	-
Net Expenses	812,767	865,581	4,325,938	4,651,346
Net Investment Loss, before Income Taxes	(366,031)	(62,907)	(2,027,392)	(2,911,181)
Current tax benefit	-	42,732	-	42,732
Deferred tax benefit (expense)	139,090	(5,109)	770,408	742,149
Net Investment Loss	(226,941)	(25,284)	(1,256,984)	(2,126,300)

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments, before deferred tax expense	2,224,706	-	2,224,706	13,712
Deferred tax expense	(845,388)	-	(845,388)	(5,211)
Net Realized Gain on Investments	1,379,318	-	1,379,318	8,501
Net unrealized appreciation of control investments	234,767	615,708	238,103	789,662
Net unrealized appreciation of affiliated investments	641,373	68,414	10,390,990	2,034,365
Net unrealized appreciation (depreciation) of non-affiliated investments	(3,309,808)	(1,821,769)	(5,065,454)	5,686,094
Net unrealized appreciation (depreciation), before deferred taxes	(2,433,668)	(1,137,647)	5,563,639	8,510,121
Deferred tax benefit (expense)	924,795	432,306	(2,114,182)	(3,233,846)
Net Unrealized Gain (Loss) on Investments	(1,508,873)	(705,341)	3,449,457	5,276,275
Net Realized and Unrealized Gain (Loss) on Investments	(129,555)	(705,341)	4,828,775	5,284,776

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders
Resulting from Operations	$(356,496)	$(730,625)	$3,571,791	$3,158,476

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders
Resulting from Operations Per Common Share:
Basic and Diluted	$(0.04)	$(0.08)	$0.40	$0.43

Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	8,893,866	8,840,487	8,876,079	7,387,780

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the nine	For the nine	For the
	months ended	months ended	year ended
	August 31, 2008	August 31, 2007	November 30, 2007
	(Unaudited)	(Unaudited)
Operations
Net investment loss	$(1,256,984)	$(2,126,300)	$(1,565,774)
Net realized gain on investments	1,379,318	8,501	161,380
Net unrealized appreciation on investments	3,449,457	5,276,275	6,548,370
Net increase in net assets applicable to common stockholders resulting from operations	3,571,791	3,158,476	5,143,976

Distributions to Common Stockholders
Net investment income	-	-	-
Return of capital	(6,901,553)	(3,314,379)	(5,349,244)
Total distributions to common stockholders	(6,901,553)	(3,314,379)	(5,349,244)

Capital Stock Transactions
Proceeds from initial public offering of 5,740,000 common shares	-	86,100,000	86,100,000
Proceeds from issuance of 185,000 warrants	-	283,050	283,050
Proceeds from exercise of 180 warrants	2,700	-	-
Proceeds from exercise of 9,125 warrants	-	-	-
Proceeds from exercise of 11,350 warrants	-	170,250	170,250
Underwriting discounts and offering expenses associated with the issuance of
common stock	-	(6,983,951)	(7,006,341)
Issuance of 35,518; 2,384 and 18,222 common shares from reinvestment of distributions to stockholders, respectively	433,557	42,537	242,873
Net increase in net assets, applicable to common stockholders, from capital stock transactions	436,257	79,611,886	79,789,832
Total increase (decrease) in net assets applicable to common stockholders	(2,893,505)	79,455,983	79,584,564

Net Assets
Beginning of period	121,912,966	42,328,402	42,328,402
End of period	$119,019,461	$121,784,385	$121,912,966
Accumulated net investment loss, net of deferred tax benefit, at the end of period	$(2,822,758)	$(2,126,300)	$(1,565,774)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)

	For the nine	For the nine
	months ended	months ended
	August 31, 2008	August 31, 2007
Cash Flows From Operating Activities
Distributions received from investments	$7,740,245	$3,972,092
Interest and dividend income received	886,396	1,141,118
Purchases of long-term investments	(16,150,379)	(107,608,442)
Proceeds from sale of long-term investments	14,339,011	-
Proceeds (purchases) of short-term investments, net	(397,252)	4,696,101
Interest expense paid	(1,368,533)	(193,127)
Distributions to preferred stockholders	-	(228,750)
Current tax expense paid	-	(19,362)
Operating expenses paid	(2,191,013)	(1,634,910)
Net cash provided by (used in) operating activities	2,858,475	(99,875,280)
Cash Flows from Financing Activities
Issuance of common stock (including warrant exercises)	2,700	86,270,250
Common stock issuance costs	-	(6,765,958)
Issuance of preferred stock	-	18,216,950
Redemption of preferred stock	-	(18,870,000)
Preferred stock issuance costs	-	(78,654)
Issuance of warrants	-	283,050
Advances from revolving line of credit	19,050,000	36,500,000
Repayments on revolving line of credit	(17,800,000)	(14,000,000)
Distributions paid to common stockholders	(4,111,175)	(1,680,358)
Net cash provided by (used in) financing activities	(2,858,475)	99,875,280
Net change in cash	-	-
Cash--beginning of period	-	-
Cash--end of period	$-	$-

Reconciliation of net increase in net assets applicable to common stockholders resulting from operations to net cash provided by (used in) operating activities
Net increase in net assets applicable to common stockholders resulting from operations	$3,571,791	$3,158,476
Adjustments to reconcile net increase in net assets applicable to common stockholders resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(14,915,626)	(111,444,679)
Return of capital on distributions received	6,497,044	3,516,593
Proceeds from sale of long-term investments, net	14,339,011	-
Proceeds (purchases) of short-term investments, net	(397,252)	4,696,101
Accrued capital gain incentive fees payable to Adviser	747,134	1,325,846
Deferred income tax expense	2,189,162	2,496,908
Amortization of issuance costs	18,553	2,110
Realized gains on investments	(2,224,706)	(13,712)
Loss on redemption of preferred stock	-	731,713
Net unrealized appreciation of investments	(5,563,639)	(8,510,121)
Changes in operating assets and liabilities
Increase in interest, dividend and distribution receivable	(138,347)	(143,548)
Increase in prepaid expenses and other assets	(66,823)	(22,997)
Decrease in current tax liability	-	(86,386)
Increase in management fees payable to Adviser, net of expense reimbursement	33,203	404,690
Increase (decrease) in payable for investments purchased	(1,235,994)	3,836,237
Increase in accrued expenses and other liabilities	4,964	177,489
Total adjustments	(713,316)	(103,033,756)
Net cash provided by (used in) operating activities	$2,858,475	$(99,875,280)

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$433,557	$42,537

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the nine	For the nine	For the
	months ended	months ended	year ended
	August 31, 2008	August 31, 2007	November 30, 2007
	(Unaudited)	(Unaudited)
Per Common Share Data (1)
Net Asset Value, beginning of period	$13.76	$13.70	$13.70
Premium less underwriting discounts and offering costs on initial public
offering of common shares (2)	-	0.01	-
Underwriting discounts and offering costs on issuance of common shares	-	-	0.01
Income from Investment Operations:
Net investment loss (3)	(0.14)	(0.24)	(0.18)
Net realized and unrealized gain on investments (3)	0.54	0.74	0.90
Total increase from investment operations	0.40	0.50	0.72
Less Distributions to Common Stockholders:
Net investment income	-	-	-
Return of capital	(0.78)	(0.44)	(0.67)
Total distributions to common stockholders	(0.78)	(0.44)	(0.67)
Net Asset Value, end of period	$13.38	$13.77	$13.76
Per common share market value, end of period	$11.50	$14.45	$11.66
Total Investment Return, including capital gain incentive fees, based on net asset value (4)	3.76%	3.38%	5.35%
Total Investment Return, excluding capital gain incentive fees, based on net asset value (4)	4.39%	4.51%	5.57%
Total Investment Return, based on market value (5)	5.25%	(1.62)%	(19.05)%
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000's)	$119,019	$121,784	$121,913
Ratio of expenses (including current and deferred income tax expense (benefit)
and capital gain incentive fees) to average net assets (6) (7) (8)	7.18%	9.16%	8.35%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
to average net assets (6) (9)	4.77%	6.00%	4.69%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
and capital gain incentive fees) to average net assets (6) (9) (10)	3.95%	4.29%	4.40%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) and capital gain incentive fees (6) (9) (10)	(1.42)%	(2.04)%	(1.58)%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) (6) (8) (9)	(2.24)%	(3.75)%	(1.87)%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense (benefit) and capital gain incentive fees (6) (7) (8)	(4.65)%	(6.91)%	(5.52)%
Portfolio turnover rate (6)	2.41%	0.00%	0.62%
Short-term borrowings, end of period (000's)	$31,800	$22,500	$30,550
Asset coverage, per $1,000 of short-term borrowings (11)	$4,743	$6,413	$4,991
Asset coverage ratio of short-term borrowings (11)	474%	641%	499%

(1)	Information presented relates to a share of common stock outstanding for the entire period.
(2)	Represents the premium on the initial public offering of $1.17 per share, less the underwriting discounts and offering costs of $1.16 per share.
(3)

The per common share data for the period ended November 30, 2007 and the nine months ended August 31, 2007 does not reflect the change in estimate of investment income and return of capital, for the respective period, as described in Note 2D.

(4)

Not annualized for periods less than a year. Total investment return is calculated assuming a purchase of common stock at net asset value per share as of the beginning of the period, reinvestment of distributions at net asset value, and a sale at net asset value at the end of the period.

(5)

Total investment return is calculated assuming a purchase of common stock at the initial public offering price, or market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company's dividend reinvestment plan or market value, as applicable, and a sale at the current market price on the last day of the period reported (excluding brokerage commissions).

(6)	Annualized for periods less than one full year.
(7)

For the nine months ended August 31, 2008, the Company accrued $2,189,162 in deferred income tax expense, net.
For the nine months ended August 31, 2007, the Company accrued $42,732 in current income tax benefit and $2,496,908 in deferred income tax expense.
For the year ended November 30, 2007, the Company accrued $261,667 in current income tax benefit and $3,932,763 in deferred income tax expense.

(8)

For the nine months ended August 31, 2008, the Company accrued $747,134 in capital gains incentive fees.
For the nine months ended August 31, 2007, the Company accrued $1,325,846 in capital gains incentive fees.
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
August 31, 2008

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

  An independent valuation firm engaged by the Board of Directors to provide third-party valuation consulting services performs certain limited procedures that the Board of Directors has identified and asked it to perform on a selection of these preliminary valuations as determined by the Board of Directors. For the three months ended August 31, 2008, the independent valuation firm performed limited procedures on eight portfolio companies comprising 87 percent of the total restricted investments at fair value as of August 31, 2008. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable;

  The Board of Directors assesses the valuations and ultimately determines the fair value of each investment in the Company’s portfolio in good faith.

C. Interest and Fee Income – Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three and nine month periods ended August 31, 2008 and August 31, 2007, the Company received no fee income.

D. Security Transactions and Investment Income – Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from the Company’s investments in limited partnerships and limited liability companies generally are comprised of ordinary income, capital gains and return of capital. The Company records investment income, capital gains and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year-end of the Company.

For the period from December 1, 2006 through November 30, 2007, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company had estimated these distributions to be approximately 27 percent investment income and 73 percent return of capital.

Subsequent to November 30, 2007, the Company reclassified the amount of investment income and return of capital it recognized based on the 2007 tax reporting information received from the individual portfolio companies. This reclassification amounted to a decrease in pre-tax net investment income and a corresponding increase in unrealized appreciation of approximately $1,273,000 or $0.143 per share ($789,000 or $0.089 per share, net of deferred tax).

Subsequent to the period ended February 29, 2008, the Company reclassified the amount of investment income and return of capital reported in the current fiscal year based on its revised 2008 estimates. This reclassification amounted to an increase in pre-tax net investment income and a corresponding decrease in unrealized appreciation of investments of approximately $422,000 or $0.047 per share ($262,000 or $0.029 per share, net of deferred tax).

E. Distributions to Stockholders – The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2007, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the period ended August 31, 2008, the Company’s distributions, for book purposes, were comprised of 100 percent return of capital. The tax character of distributions paid for the year ended November 30, 2008 will be determined subsequent to year end.

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

On December 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. For additional information regarding adoption of FIN 48, see Note 5—Income Taxes.

The Company invests its assets primarily in limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company’s tax expense or benefit is included in the Statement of Operations based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser will reimburse the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the three and nine months ended August 31, 2008, the Adviser reimbursed the Company $100,821 and $296,696, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three and nine months ended August 31, 2008, the Company accrued no investment income fees.

The second part of the incentive fee payable to the Adviser, the capital gains fee, is equal to: (A) 15 percent of (i) the Company’s net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from inception to the end of each fiscal year, less (ii) any unrealized capital depreciation at the end of such fiscal year, less (B) the aggregate amount of all capital gains fees paid to the Adviser in prior fiscal years. The capital gains fee is calculated and payable annually within thirty (30) days of the end of each fiscal year. In the event the Investment Advisory Agreement is terminated, the capital gains fee calculation shall be undertaken as of, and any resulting capital gains fee shall be paid within thirty (30) days of the date of termination. The Adviser may, from time to time, waive or defer all or any part of the compensation described in the Investment Advisory Agreement.

The calculation of the capital gains fee does not include any capital gains that result from that portion of any scheduled periodic distributions made possible by the normally recurring cash flow from the operations of portfolio companies (“Expected Distributions”) that are characterized by the Company as return of capital for book purposes. In that regard, any such return of capital will not be treated as a decrease in the cost basis of an investment for purposes of calculating the capital gains fee. This does not apply to any portion of any distribution from a portfolio company that is not an Expected Distribution. Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security. Unrealized capital depreciation on a security will be calculated as the amount by which the Company’s adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year.

The payable for capital gains incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. For the three and nine months ended August 31, 2008, the Company decreased the capital gains incentive fee payable by $340,369 and increased the capital gains incentive fee payable by $747,134, respectively, as a result of the increase or decrease in the fair value of investments and realized gains from investments during the period.

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

5. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of August 31, 2008, and November 30, 2007 are as follows:

	August 31, 2008	November 30, 2007
Deferred tax assets:
Organization costs	$27,591	$29,280
Capital gain incentive fees	400,803	116,892
Net operating loss carry forwards	3,900,544	1,397,684
	4,328,938	1,543,856
Deferred tax liabilities:
Net unrealized gains on investment securities	6,252,667	4,138,485
Basis reduction of investment in MLPs	4,448,352	1,588,290
	10,701,019	5,726,775
Total net deferred tax liability	$6,372,081	$4,182,919

At August 31, 2008, a valuation allowance was not recorded because the Company believes it is more likely than not that there is an ability to utilize its deferred tax assets. The Company has analyzed the tax positions taken and has concluded that it has no uncertain tax positions as described in FIN 48. All of the Company’s tax years remain open and subject to examination for both federal and state purposes. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as part of tax expense.

Total income tax expense or benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

	For the three	For the three
	months ended	months ended
	August 31, 2008	August 31, 2007
Application of statutory income tax rate	$(195,497)	$(453,224)
State income taxes, net of federal taxes	(23,000)	(46,594)
Other, net	-	29,889
Total tax benefit	$(218,497)	$(469,929)

	For the nine	For the nine
	months ended	months ended
	August 31, 2008	August 31, 2007
Application of statutory income tax rate	$1,958,724	$1,863,266
State income taxes, net of federal taxes	230,438	225,934
Preferred distributions	-	86,925
Loss on redemption of preferred stock	-	278,051
Total tax expense	$2,189,162	$2,454,176

The components of income tax include the following for the periods presented:

	For the three	For the three
	months ended	months ended
	August 31, 2008	August 31, 2007
Current tax benefit
Federal	$-	$(44,252)
State	-	1,520
Total current benefit	$-	$(42,732)

Deferred tax benefit
Federal	$(195,497)	$(379,083)
State	(23,000)	(48,114)
Total deferred benefit	$(218,497)	$(427,197)

Total tax benefit	$(218,497)	$(469,929)

	For the nine	For the nine
	months ended	months ended
	August 31, 2008	August 31, 2007
Current tax benefit
Federal	$-	$(44,252)
State	-	1,520
Total current benefit	$-	$(42,732)

Deferred tax expense
Federal	$1,958,724	$2,272,494
State	230,438	224,414
Total deferred expense	$2,189,162	$2,496,908

Total tax expense	$2,189,162	$2,454,176

As of November 30, 2007, the Company had a net operating loss of approximately $3,901,000. This net operating loss can be carried forward and will expire in the year ending November 30, 2027. The amount of the deferred tax asset for net operating losses at August 31, 2008 also includes an amount for the year-to-date operations for the year ending November 30, 2008.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	August 31, 2008	November 30, 2007
Aggregate cost for federal income
tax purposes	$133,063,916	$143,565,879
Gross unrealized appreciation	34,588,154	16,215,879
Gross unrealized depreciation	(6,750,580)	(1,145,425)
Net unrealized appreciation	$27,837,574	$15,070,454

6. Fair Value of Financial Instruments

Various inputs are used in determining the fair value of the Company’s investments. These inputs are summarized in the three broad levels listed below:

  Level 1 – quoted prices in active markets for identical investments

  Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

  Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of August 31, 2008. These assets are measured on a recurring basis.

Fair Value Measurements at Reporting Date Using

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	August 31, 2008	(Level 1)	(Level 2)	(Level 3)
Investments	$160,901,490	$20,960,791	$13,025,063	$126,915,636

	Fair Value Measurements Using Significant Unobservable
	Inputs (Level 3)
	Investments

	For the three months ended
	February 29, 2008	May 31, 2008	August 31, 2008
Fair value beginning balance	$131,513,004	$133,475,756	$113,469,112
Total gains (realized or unrealized) included in net
increase (decrease) in net assets applicable to
common stockholders	1,454,924	7,340,380	1,857,178
Net purchases, issuances, and settlements	2,001,241	1,500,000	7,664,385
Return of capital adjustments impacting cost basis of
securities	(1,493,413)	(895,799)	(1,375,039)
Transfers in (out) of Level 3	-	(27,951,225)	5,300,000
Fair value ending balance	$133,475,756	$113,469,112	$126,915,636

7. Restricted Securities

Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The tables below show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of August 31, 2008 and November 30, 2007.

August 31, 2008		Equity Interest,				Fair
		Units or				Value as
		Principal	Acquisition	Acquisition	Fair Value	Percent of
Investment Security		Amount	Date(s)	Cost	Per Unit	Net Assets
Abraxas Energy Partners,	Common Units	450,181	5/25/07	$7,500,015	$15.49	5.9%
L.P.
High Sierra Energy, LP (1)	Common Units	1,021,032	11/2/06-	24,828,836	24.51	21.0
			8/14/08
High Sierra Energy GP,	Equity Interest	2.37%	11/2/06-	2,006,732	N/A	2.0
LLC (1)			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	23.00	9.7
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	4,444,986	3.54	3.9
Partners, LP (2)			4/2/08
LSMP GP, LP (2)	GP LP Units	180	7/27/07-	168,514	3,333.33	0.4
			4/2/08
Millennium Midstream	Class A Common	875,000	12/28/06	17,455,647	25.63	18.9
Partners, LP	Units
	Incentive	78	12/28/06	44,353	-	-
	Distribution Rights
Mowood, LLC	Equity Interest	99.6%	6/5/06-	5,000,000	N/A	5.4
			8/4/08
	Subordinated Debt	$7,050,000	6/5/06-	7,050,000	N/A	5.9
			6/29/07
Penn Virginia Resource	Unregistered	468,001	7/24/08	10,786,113	24.27	9.5
Partners, L.P.	Common Units
Penn Virginia GP	Unregistered	59,503	7/24/08	1,680,746	28.01	1.4
Holdings, L.P.	Common Units
Quest Midstream	Common Units	1,180,946	12/22/06	22,200,001	17.50	17.4
Partners, L.P.
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	19.97	15.7
			8/4/08
	Incentive	988	5/21/07-	143,936	567.21	0.5
	Distribution Rights		8/4/08
				$131,580,328		117.6%

(1)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units during the quarter ended August 31, 2008.
(2)	See Note 9—Investment Transactions for additional information.

The carrying value per unit of unrestricted common units of Penn Virginia Resource Partners, L.P. was $23.76 on July 24, 2008 and the carrying value per unit of unrestricted common units of Penn Virginia GP Holdings, L.P. was $29.12 on July 24, 2008, the date the Company received the respective restricted common units in a distribution from LONESTAR Midstream Partners, LP and LSMP GP, LP.

November 30, 2007		Equity Interest,				Fair
		Units or				Value as
		Principal	Acquisition	Acquisition	Fair Value	Percent of
Investment Security		Amount	Date(s)	Cost	Per Unit	Net Assets
Abraxas Energy Partners,	Common Units	450,181	5/25/07	$7,500,015	$16.36	6.0%
L.P.
EV Energy Partners, L.P.	Common Units	217,391	6/1/07	7,499,990	33.84	6.0
High Sierra Energy, LP	Common Units	999,614	11/2/06-	24,828,836	27.29	22.4
			6/15/07
High Sierra Energy GP,	Equity Interest	2.37%	11/2/06-	2,005,491	N/A	2.3
LLC			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	18.10	7.4
Partners LP
LONESTAR Midstream	Class A Units	1,184,532	7/27/07-	23,395,520	19.77	19.1
Partners, LP			9/17/07
LSMP GP, LP	GP LP Units	180	7/27/07-	549,142	3,806.22	0.6
			9/17/07
Millennium Midstream	Class A Common	875,000	12/28/06	17,455,647	17.66	12.7
Partners, LP	Units
	Incentive	78	12/28/06	44,353	3,611.47	0.2
	Distribution Rights
Mowood, LLC	Equity Interest	100%	6/5/06-	1,500,000	N/A	2.3
			5/4/07
	Subordinated Debt	$7,050,000	6/5/06-	7,050,000	N/A	5.8
			6/29/07
Quest Midstream	Common Units	1,180,946	12/22/06	22,200,001	18.50	18.0
Partners, L.P.
VantaCore Partners LP	Common Units	425,000	5/21/07	8,447,604	22.25	7.8
	Incentive	789	5/21/07	52,396	276.81	0.2
	Distribution Rights
	Subordinated Debt	$3,750,000	5/21/07	3,750,000	N/A	3.1
				$136,278,995		113.9%

8. Investments in Affiliates and Control Entities

Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of August 31, 2008 amounted to $117,569,732, representing 98.8 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2007 amounted to $121,300,179, representing 99.5 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at August 31, 2008 or during the nine months then ended and at November 30, 2007 or during the year then ended is as follows:

					August 31, 2008
	Units/Equity			Gross	Units/Equity
	Interest/			Distributions	Interest/
	Principal	Gross	Gross	or Interest	Principal
	Balance 11/30/07	Additions	Reductions	Received	Balance	Fair Value
High Sierra Energy, LP (1)	999,614	$-	$-	$1,219,529	1,021,032	$25,025,494
International Resource	500,000	-	-	600,000	500,000	11,500,000
Partners LP
LONESTAR Midstream	1,184,532	1,477,140	-	21,531,919	1,327,900	4,700,000
Partners, LP (2)
LSMP GP, LP (2)	180	22,860	-	1,411,450	180	600,000
Millennium Midstream	875,000	-	-	1,207,500	875,000	22,422,643
Partners, LP
Class A Common
Units
Millennium Midstream	78	-	-	-	78	-
Partners, LP
Incentive Distribution
Rights
Mowood, LLC	$7,050,000	-	-	573,400	$7,050,000	7,050,000
Subordinated Debt
Mowood, LLC	100%	3,500,000	-	337,501	99%	6,404,040
Equity Interest
Quest Midstream	1,180,946	-	-	1,472,053	1,180,946	20,666,555
Partners, L.P.
VantaCore Partners LP	$3,750,000	-	3,750,000	306,918	-	-
Subordinated Debt
VantaCore Partners LP	425,000	9,822,845	-	637,500	933,430	18,640,597
Common Units
VantaCore Partners LP	789	91,540	-	-	988	560,403
Incentive Distribution
Rights
		$14,914,385	$3,750,000	$29,297,770		$117,569,732

(1)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units during the quarter ended August 31, 2008.
(2)	See Note 9—Investment Transactions for additional information..

					November 30, 2007
	Units/Equity			Gross	Units/Equity
	Interest/			Distributions	Interest/
	Principal	Gross	Gross	or Interest	Principal
	Balance 11/30/06	Additions	Reductions	Received	Balance	Fair Value
High Sierra Energy, LP	633,179	$10,000,011	$-	$1,642,056	999,614	$27,279,466
International Resource	-	10,000,000	-	266,667	500,000	9,048,521
Partners LP
LONESTAR Midstream	-	23,395,520	-	-	1,184,532	23,418,198
Partners, LP
LSMP GP, LP	-	549,142	-	-	180	679,482
Millennium Midstream	-	17,481,430	-	1,131,375	875,000	15,452,412
Partners, LP
Class A Common
Units
Millennium Midstream	-	18,570	-	-	78	281,695
Partners, LP
Incentive Distribution
Rights
Mowood, LLC	$4,550,000	2,500,000	-	739,100	$7,050,000	7,050,000
Subordinated Debt
Mowood, LLC	100%	500,000	-	96,895	100%	2,816,148
Equity Interest
Quest Midstream	-	22,200,001	-	1,205,384	1,180,946	21,847,501
Partners, L.P.
VantaCore Partners LP	-	3,750,000	-	150,456	$3,750,000	3,750,000
Subordinated Debt
VantaCore Partners LP	-	8,500,000	-	292,825	425,000	9,458,350
Common Units
VantaCore Partners LP	-	-	-	-	789	218,406
Incentive Distribution
Rights
		$98,894,674	$-	$4,635,202		$121,300,179

9. Investment Transactions

For the three and nine months ended August 31, 2008, the Company purchased (at cost) securities in the amount of $11,414,385 and $14,915,626, respectively. For the three and nine months ended August 31, 2008, the Company sold securities (at proceeds) in the amount of $3,862,500 (excluding short-term debt securities).

On July 17, 2008, LONESTAR Midstream Partners LP (LONESTAR) closed a transaction with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of its gas gathering and transportation assets. LONESTAR distributed substantially all of the initial sales proceeds to its limited partners but did not redeem partnership interests. On July 24, 2008, the Company received a distribution of $10,476,511 in cash, 468,001 newly issued unregistered common units of PVR, and 59,503 unregistered common units of Penn Virginia GP Holdings, L.P. (NYSE: PVG).

The Company expects to receive a future distribution of 74,609 newly issued unregistered common units of PVR and 9,487 unregistered common units of PVG units from units held in escrow to be released to LONESTAR in the next six to twelve months (along with cash distributions received on the escrow units retained by the escrow agent). Additionally, the Company anticipates receiving a future cash distribution from LONESTAR of approximately $1,038,090 payable on December 31, 2009 and there are two future contingent payments due LONESTAR for which the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The contingent payments are based on the achievement of specific revenue targets by or before June 30, 2013, no payments are due if these revenue targets are not achieved.

On July 24, 2008, the Company recorded the cash and the unregistered PVR and PVG common units it received at a cost basis equal to the fair value on the date of receipt. The Company reduced its basis in LONESTAR by $20,427,674, approximately 82 percent of the respective relative value of the entire transaction, resulting in a realized gain of $1,104,244. The Company also reduced its basis in LSMP GP LP by $403,488, approximately 71 percent of the respective relative value of the entire transaction, resulting in a realized gain of $1,007,962. These realized gains are considered in the calculation of the accrued capital gains incentive fees as described in Note 4 above; however, these realized gains will not be deemed a realization event for purposes of payment of the capital gains incentive fee until such time as the LONESTAR and LSMP GP LP units are sold or otherwise disposed.

The fair value of the LONESTAR and LSMP GP LP units as of August 31, 2008 is based on unobservable inputs related to the potential receipt of future payments relative to the sales transaction as described above.

10. Credit Facility

On April 25, 2007, the Company entered into a committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A. providing for a revolving credit facility up to $20,000,000. The credit facility is secured with substantially all of the company’s assets. On July 18, 2007, the maximum principal amount of the revolving credit facility was increased to $35,000,000. On September 28, 2007, the maximum principal amount was increased to $40,000,000 and the facility was amended to include First National Bank of Kansas as a lender. On March 21, 2008, the Company secured an extension to its revolving credit facility and on March 28, 2008, amended the credit agreement to exclude Bank of Oklahoma and include Wells Fargo as a lender, and to increase the total credit facility to $50,000,000. The credit facility matures on March 20, 2009. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all assets of the Company. The credit facility contains a covenant precluding the Company from incurring additional debt.

For the nine months ended August 31, 2008, the average principal balance and interest rate for the period during which the credit facility was utilized were $34,206,182 and 4.82 percent, respectively. As of August 31, 2008, the principal balance outstanding was $31,800,000 at a rate of 4.24 percent.

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

12. Common Stock

The Company has 100,000,000 shares authorized and 8,893,866 shares outstanding at August 31, 2008.

Shares at November 30, 2006	3,088,596
Shares sold through initial public offering	5,740,000
Shares issued through reinvestment of distributions	18,222
Shares issued upon exercise of warrants	11,350
Shares at November 30, 2007	8,858,168
Shares issued through reinvestment of distributions	35,518
Shares issued upon exercise of warrants	180
Shares at August 31, 2008	8,893,866

13. Warrants

At August 31, 2008, there were 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

Warrants outstanding at November 30, 2006	772,124
Warrants issued in December 2006	185,000
Warrants exercised	(11,350)
Warrants outstanding at November 30, 2007	945,774
Warrants exercised	(180)
Warrants outstanding at August 31, 2008	945,594

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007
Net increase (decrease) in net assets applicable to common stockholders resulting from operations	$(356,496)	$(730,625)	$3,571,791	$3,158,476

Basic weighted average shares	8,893,866	8,840,487	8,876,079	7,387,780

Average warrants outstanding (1)	-	-	-	-

Diluted weighted average shares	8,893,866	8,840,487	8,876,079	7,387,780

Basic and diluted net increase (decrease) in net assets applicable to common stockholders resulting from operations per common share	$(0.04)	$(0.08)	$0.40	$0.43

(1)     Warrants to purchase shares of common stock at $15.00 per share were outstanding during the periods reflected above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares, and therefore, the effect would be anti-dilutive.

15. Subsequent Events

On September 2, 2008, the Company paid a distribution in the amount of $0.2650 per common share, for a total of $2,356,874. Of this total, the dividend reinvestment amounted to $292,080.

On October 1, 2008, Millennium Midstream Partners, LP (Millennium) sold its partnership interests to Eagle Rock Energy Partners, L.P. (EROC) for $181 million in cash and approximately four million EROC unregistered common units. In exchange for its Millennium partnership interests, the Company received $13.7 million in cash and 373,224 EROC unregistered common units with an aggregate basis of $5.0 million for total proceeds at close of approximately $18.7 million. The Company originally invested $17.5 million in Millennium (including common units and incentive distribution rights), and had an adjusted cost basis of approximately $15.1 million (after reducing its basis for expected cash distributions received since investment that were treated as return of capital), resulting in a realized gain for book purposes of approximately $3.6 million. For purposes of the capital gain incentive fee, the realized gain is approximately $1.2 million, which excludes that portion of the fee that would be due as a result of expected cash distributions which were characterized as return of capital for book purposes. Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. In addition, approximately $84,000 in cash and 253,113 units with an aggregate basis of $3.5 million will be held in escrow for 18 months, subject to customary closing adjustments.

ADDITIONAL INFORMATION
(Unaudited)

Director and Officer Compensation

The Company does not compensate any of its directors who are interested persons or any of its officers. For the three months ended August 31, 2008, the aggregate compensation paid by the Company to the independent directors was $75,000. The Company did not pay any special compensation to any of its directors or officers.

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

To protect its stockholders personal information internally, the Company restricts access to nonpublic personal information about the Company’s stockholders to those employees who need to know that information to provide services to the Company’s stockholders. The Company also maintains certain other safeguards to protect its stockholders nonpublic personal information.

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

We have elected to be regulated as a BDC under the 1940 Act. We are classified as a closed-end, non-diversified management investment company under the 1940 Act. As a BDC, we are subject to numerous regulations and restrictions. Unlike most investment companies, we are, and intend to continue to be, taxed as a general business corporation under the Internal Revenue Code of 1986, as amended (the “Code”).

Portfolio and Investment Activity

On July 17, 2008, LONESTAR Midstream Partners LP (LONESTAR) closed a transaction with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of its gas gathering and transportation assets. LONESTAR distributed substantially all of the initial sales proceeds to its limited partners but did not redeem partnership interests. On July 24, 2008, the Company received a distribution of $10,476,511 in cash, 468,001 newly issued unregistered common units of PVR, and 59,503 unregistered common units of Penn Virginia GP Holdings, L.P. (NYSE: PVG).

The Company expects to receive a future distribution of 74,609 newly issued unregistered common units of PVR and 9,487 unregistered common units of PVG units from units held in escrow to be released to LONESTAR in the next six to twelve months (along with cash distributions received on the escrow units retained by the escrow agent). Additionally, the Company anticipates receiving a future cash distribution from LONESTAR of approximately $1,038,090 payable on December 31, 2009 and there are two future contingent payments due LONESTAR for which the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The contingent payments are based on the achievement of specific revenue targets by or before June 30, 2013, no payments are due if these revenue targets are not achieved.

On August 4, 2008, we invested an additional $1,500,000 of equity in Mowood, LLC. The investment was used for Mowood’s subsidiary, Timberline Energy, LLC, to complete landfill gas to energy projects in Butler, Nebraska and Hernando, Florida. Timberline’s Oklahoma City facility came online in May 2008, and produces high Btu gas that is piped to a local cogeneration plant and a local interconnect on the Southern Star pipeline. The Butler facility, which came online in September, is designed as a direct use facility that pipes gas to an international food producer. The Hernando facility, which is expected to be operational shortly, is an electricity generation facility that sells electricity into the local power grid. With the completion of the Butler and Hernando facilities, Timberline will operate a high Btu facility, a direct use facility and an electricity generation facility—one of each of the three types of landfill gas to energy projects feasible under current technology. We believe that Timberline’s ability to successfully complete each of the three landfill gas to energy projects will position Timberline as an industry expert and create opportunity for significant expansion.

On August 4, 2008, we invested $9,914,385 in VantaCore Partners LP, an existing portfolio company focused on the aggregates industry. In connection with this transaction, VantaCore repaid our $3,750,000 term note at a 3 percent premium to par value. We reinvested the proceeds from this repayment, and an additional $6,051,885, to purchase 508,430 common units and 199 incentive distribution rights of VantaCore. VantaCore used proceeds from this investment to partially fund its acquisition of Southern Aggregates LLC, a sand and gravel operation located near Baton Rouge, Louisiana. The Southern Aggregates acquisition is the third acquisition for VantaCore, and diversifies VantaCore’s earnings base and geographic footprint to include the Baton Rouge and Lafayette, Louisiana markets.

On August 25, 2008 the boards of directors of Quest Resource Corporation (NASDAQ: QRCP), Quest Energy Partners, L.P. (NASDAQ: QELP) and Quest Midstream Partners, L.P. (“QMP”) (collectively, “Quest”) announced that they had accepted the resignation of Jerry Cash, as Chairman and CEO of all three entities. The resignation followed the discovery, in connection with an inquiry from the Oklahoma Department of Securities, of questionable transfers of company funds to an entity controlled by Mr. Cash. Initial reports indicated the amount in question to be about $10 million. Promptly following the discovery of the alleged misappropriation of funds, members of the three boards met in joint sessions and immediately formed a Joint Special Committee comprised of representatives from each board, including the chairs of the audit committees of QRCP and QELP, to investigate the matter and consider the effects on the companies' financial statements, along with the assistance of external counsel and forensic accountants. The board of directors of QMP was increased to seven members and Ed Russell, our President, was named as a director of QMP. QELP and QMP Chief Financial Officer David Grose was also placed on a paid administrative leave of absence during the investigation.

On September 13, 2008, the boards of QRCP and the general partners of QELP and QMP terminated Mr. Grose as the chief financial officer of the companies. Pending the appointment of a new CFO, Mr. Jack T. Collins will continue to serve as interim CFO of the companies. The special committee stated that, although it and its advisers have reviewed substantial numbers of company records and conducted numerous interviews of company personnel and others, significant additional work remains to be done to confirm the full extent of inappropriate uses of the companies’ assets and their effects on the companies. Based on the information obtained in the investigation to date, the special committee believes that the questionable transfers to the Cash-controlled entity involved a total of approximately $10 million as originally announced. The special committee and its advisers are also working to determine the effect of those transfers on the companies’ financial statements, the methods by which the companies’ internal controls may have been circumvented by those transferring the funds, and the appropriate remedial measures. In addition, the special committee is attempting to identify possible sources of recovery of the assets that were inappropriately transferred. At this time, the companies cannot accurately predict when the investigation will be complete, what the results of that investigation will be, or whether any recovery of the missing assets can be made. QMP is currently re-negotiating the terms of their credit facility.

High Sierra Energy, L.P. (“High Sierra”) is re-negotiating the terms of its credit facility in the midst of a pervasive tightening of credit markets. The effects of this challenging lending environment are further complicated by High Sierra’s exposure to a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code filed by SemGroup, L.P. and certain of its North American subsidiaries on July 22, 2008. High Sierra Crude Oil & Marketing and certain of High Sierra’s other subsidiaries, had a material aggregate net exposure to the SemGroup bankruptcy in the form of unsecured trade debts. According to High Sierra management, a significant portion of High Sierra’s cash reserves were required to sustain existing lines of credit following the SemGroup bankruptcy. High Sierra therefore elected to distribute additional common units in lieu of cash this quarter. In addition, High Sierra’s senior management team voluntarily chose to forego receiving any distributions this quarter on the units they own. High Sierra is continuing to work through credit facility renewal with its lenders.

Following is a summary of our investments as of August 31, 2008:

Allocation of Portfolio Assets
August 31, 2008 (Unaudited)
(Percentages based on fair value of total investment portfolio, excluding short-term investments)

Name of Portfolio	Nature of its	Securities	Amount Invested	Fair Value	Current
Company (Segment)	Principal Business	Held by Us	(in millions)	(in millions)	Yield (1)
Abraxas Energy Partners, L.P. (Upstream)	Natural gas and oil exploitation and development in the Delaware and Gulf Coast Basins of Texas, Rockies and mid-continent region of the U.S.	Common Units	$7.5	$7.0	10.5%

Eagle Rock Energy Partners, L.P. (Upstream/Midstream)	Gatherer and processor of natural gas in north and east Texas and Louisiana and producer and developer of upstream assets located in 17 states	Common Units	12.1	9.3	8.9

EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties	Common Units	7.5	5.7	8.1

High Sierra Energy, LP (Midstream) (2)	Marketer, processor, storer and transporter of hydrocarbons with operations primarily in Colorado, Wyoming and Florida	Common Units	24.8	25.0	9.8

High Sierra Energy GP, LLC (Midstream) (2) (3)	General Partner of High Sierra Energy, LP	Equity Interest	2.0	2.4	2.3

International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines in Central Appalachia	Class A Units	10.0	11.5	8.0

Legacy Reserves LP (Upstream)	Oil and natural gas exploitation and development in the Permian Basin	Limited Partner Units	4.5	5.3	12.2

LONESTAR Midstream Partners, LP (Midstream) (4)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale.	Class A Units	4.4	4.7	-

LSMP GP, LP (Midstream) (4)	Indirectly owns General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.2	0.6	-

Millennium Midstream Partners, LP (Midstream)	Gatherer and processor of natural gas in Texas, Louisiana and offshore Gulf of Mexico	Class A Common Units and Incentive Distribution Rights	17.5	22.4	10.0

Mowood, LLC (Midstream/Downstream) (5) (6)	Natural gas distribution in central Missouri and landfill gas to energy projects	Equity interest	5.0	6.4	10.0

		Subordinated Debt	7.1	7.1	12.0

Penn Virginia Resource Partners, L.P. (Midstream/Coal)	Operator of a midstream natural gas gathering and processing business and manager of coal properties and related assets	Unregistered Common Units	10.8	11.3	8.0

Penn Virginia GP Holdings, L.P. (Midstream/Coal)	Owns the general partner interest, incentive distribution rights and a portion of the limited partner interests in Penn Virginia Resource Partners, L.P.	Unregistered Common Units	1.7	1.7	5.1

Quest Midstream Partners, L.P. (Midstream)	Operator of natural gas gathering pipelines in the Cherokee Basin and interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri	Common Units	22.2	20.7	9.0

VantaCore Partners LP (Aggregate)	Acquirer and operator of aggregate companies, with quarry and asphalt operations in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana	Common Units and Incentive Distribution Rights	18.4	19.2	10.1

			$155.7	$160.3

(1)

The current yield has been calculated by annualizing the most recent distribution during the period and dividing by the amount invested in the underlying security. Actual distributions to us are based on each company’s available cash flow and are subject to change.

(2)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units this quarter.

(3)	Includes original purchase of 3 percent equity interest, sale of 0.6274 percent equity interest in July 2007 and subsequent capital calls.

(4)

In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. LONESTAR has no continuing operations, but holds rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.

(5)

Represents an equity distribution on the previous quarter fair value of our invested capital, excluding the effect of the management incentive plan. We expect that, pending cash availability, such equity distributions will recur on a quarterly basis at or above such yield.

(6)	Segment classification revised this quarter to reflect the company’s current profile.

Abraxas Energy Partners, L.P. (“Abraxas”)
Abraxas was formed with Abraxas Petroleum Corp.’s long-lived, low-decline natural gas and oil reserves located in the Delaware and Gulf Coast Basins of Texas, Rocky Mountains and mid-continent region of the U.S. Abraxas Petroleum Corp. is an independent publicly-traded energy company engaged in the exploration and production of natural gas and oil in the Permian Basin of West Texas, onshore Texas Gulf Coast, mid-continent region, Rocky Mountains and the southern Powder River Basin in eastern Wyoming. Abraxas’ principal office is located at 18803 Meisner Drive, San Antonio, TX 78258.

Eagle Rock Energy Partners, L.P. (“Eagle Rock Energy”)
Eagle Rock Energy is a publicly traded master limited partnership with midstream assets located in Texas and Louisiana and upstream assets, including mineral and royalty interests, in seventeen states. The company conducts its operations through Eagle Rock Pipeline, L.P. Eagle Rock Energy’s principal office is located at 14950 Heathrow Forest Pkwy., Suite 111, Houston, TX 77032.

EV Energy Partners, L.P. (“EV”)
EV is a publicly traded master limited partnership engaged in acquiring, producing and developing oil and gas properties. EV’s current properties are located in the Appalachian Basin, primarily in Ohio and West Virginia and in the Monroe Field in Northern Louisiana, Texas, New Mexico, the Mid-Continent and Michigan. EV’s principal office is located at 1001 Fannin Street, Suite 800, Houston, TX 77002.

High Sierra Energy, LP (“High Sierra”)
High Sierra is a holding company with diversified midstream energy assets focused on the processing, transportation, storage and marketing of hydrocarbons. The management team of High Sierra includes former executives and founders of midstream private and public companies focused on acquiring attractive assets at reasonable multiples. The company’s purchased assets include a natural gas liquids logistics and transportation business in Colorado, natural gas gathering and processing operations in Louisiana, a natural gas storage facility in Mississippi, an ethanol terminal in Nevada, crude and natural gas liquids trucking businesses in Kansas and Colorado, businesses providing crude oil gathering, transportation and marketing services, primarily focused in the Mid-Continent, Western and Gulf Coast regions, water treatment transportation and disposal businesses serving oil and gas producers in Wyoming and Oklahoma, and two asphalt processing, packaging and distribution terminals in Florida. We hold board of director observation rights. High Sierra’s principal office is located at 3773 Cherry Creek Drive North, Suite 655, Denver, CO 80209.

High Sierra Energy GP, LLC (“High Sierra GP”)
High Sierra GP is the general partner of High Sierra. High Sierra GP’s principal office is located at 3773 Cherry Creek Drive North, Suite 655, Denver, CO 80209.

International Resource Partners LP (“IRP”)
IRP has surface and underground coal mine operations in southern West Virginia comprised of metallurgical and steam coal reserves, a coal washing and preparation plant, rail load-out facilities and a sales and marketing subsidiary. IRP’s principal office is located at 725 5th Avenue, New York, NY 10022.

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

LONESTAR Midstream Partners, LP (“LONESTAR”)
LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale. Our President holds one of four seats on LONESTAR’s board of directors. LONESTAR’s principal office is located at 300 E. John Carpenter Freeway, Suite 800, Irving, TX 75062.

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

Mowood, LLC (“Mowood”)
Mowood is a holding company whose assets include Omega Pipeline, LLC (“Omega”) and Timberline Energy, LLC (“Timberline”). Omega is a natural gas local distribution company located on the Fort Leonard Wood army base in southwest Missouri. Omega is in the fourth year of a ten-year contract with the Department of Defense pursuant to which it provides natural gas to Fort Leonard Wood. Timberline is an owner and developer of projects that convert landfill gas to energy. We hold two of three seats on Mowood’s board of directors. Mowood’s principal office is located at 14694 Orchard Parkway, Suite 200, Westminster, CO 80020.

Penn Virginia Resource Partners, L.P. (“PVR”)
Penn Virginia Resource Partners, L.P. (NYSE: PVR) is a publicly traded master limited partnership formed by Penn Virginia Corporation (NYSE: PVA). PVR operates a midstream natural gas gathering and processing business and manages coal properties and related assets. PVR’s principal office is located at Three Radnor Corporate Center, Suite 300, 100 Matsonford Road, Radnor, PA 19087.

Penn Virginia GP Holdings, L.P. (“PVG”)
Penn Virginia GP Holdings, L.P. (NYSE: PVG) is a publicly traded master limited partnership formed to own the general partner interest, all of the incentive distribution rights and a portion of the limited partner interests in PVR. PVG’s principal office is located at Three Radnor Corporate Center, Suite 300, 100 Matsonford Road, Radnor, PA 19087.

Quest Midstream Partners, L.P. (“Quest”)
Quest was formed by the spin-off of Quest Resource Corporation’s midstream coal bed methane natural gas gathering assets in the Cherokee Basin. Quest owns more than 1,800 miles of natural gas gathering pipelines (primarily serving Quest Energy Partners, L.P., an affiliate) and over 1,100 miles of interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri. Our President holds one of seven seats on Quest’s board of directors. Quest’s principal office is located at 210 Park Avenue, Suite 2750, Oklahoma City, OK 73102.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana. Our President holds one of four seats on VantaCore’s Board of Directors. VantaCore’s principal office is located at 666 Fifth Avenue, 26th Floor, New York, NY 10103.

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

As of August 31, 2008, all of our portfolio companies have a rating of (1), with the exception of Quest Midstream Partners, L.P., High Sierra Energy, LP and High Sierra Energy GP, LLC, each of which has a rating of (2).

Results of Operations

Comparison of the Three and Nine Months Ended August 31, 2008 and August 31, 2007

Investment Income: Investment income totaled $446,736 and $2,298,546 for the three and nine months ended August 31, 2008, respectively, a decrease of $355,938 and an increase of $558,381, respectively, as compared to the three and nine months ended August 31, 2007. The quarter-over-quarter decrease is primarily related to an increase in the portion of distributions characterized as return of capital during the period and reclassification of the amount of investment income and return of capital recognized based on the 2007 tax reporting information received from the individual portfolio companies (see Note 2D to the financial statements for additional information). The year-over-year increase is primarily related to full investment of the portfolio and related distribution increases from the portfolio companies. The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of August 31, 2008 was 8.8 percent as compared to 8.7 percent at August 31, 2007.

Net Expenses: Net expenses totaled $812,767 and $4,325,938 for the three and nine months ended August 31, 2008, respectively, a decrease of $52,814 and $325,408, respectively, as compared to the three and nine months ended August 31, 2007. The decrease is primarily related to a reduction in the total capital gain incentive fee accrual, a decrease in leverage costs (during the nine months ended August 31, 2007, we incurred a redemption premium and issuance costs on Series A Redeemable Preferred Stock, which was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of our initial public offering), and the expense reimbursement from the Adviser. The provision for capital gains incentive fees results from an increase or decrease in the fair value of investments and realized gains or losses from investments, but is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. At August 31, 2008, the Adviser had terminated its right to receive $1,784,105 in capital gains incentive fees as a result of Expected Distributions received from portfolio companies which were characterized as return of capital for book purposes.

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

The following table represents DCF for the three and nine months ended August 31, 2008 as compared to the three and nine months ended August 31, 2007. DCF totaled $2,475,676 and $7,029,843 for the three and nine months ended August 31, 2008, respectively, an increase of $1,156,836 and $4,366,872, respectively, as compared to the three and nine months ended August 31, 2007. The increase is primarily related to full investment of the portfolio and related distribution increases from the portfolio companies.

Distributable Cash Flow	For the three months	For the three months	For the nine months	For the nine months
	ended August 31, 2008	ended August 31, 2007	ended August 31, 2008	ended August 31, 2007
Total from Investments
Distributions from investments	$2,734,812	$2,009,605	$8,129,460	$4,038,759
Distributions paid in stock (1)	621,122	-	1,558,842	-
Interest income from investments	269,235	306,738	884,588	597,614
Dividends from money market mutual funds	3,643	38,726	6,770	620,385
Other income	-	-	28,987	-
Total from Investments	3,628,812	2,355,069	10,608,647	5,256,758

Operating Expenses Before Leverage Costs and Current Taxes
Advisory fees (net of expense reimbursement by Adviser)	504,109	512,894	1,483,483	1,360,973
Other operating expenses (excluding capital gain incentive fees)	253,236	293,643	766,032	656,662
Total Operating Expenses	757,345	806,537	2,249,515	2,017,635
Distributable cash flow before leverage costs and current taxes	2,871,467	1,548,532	8,359,132	3,239,123
Leverage Costs	395,791	229,692	1,329,289	576,152
Distributable Cash Flow	$2,475,676	$1,318,840	$7,029,843	$2,662,971

DCF/GAAP Reconciliation
Distributable Cash Flow	$2,475,676	$1,318,840	$7,029,843	$2,662,971
Adjustments to reconcile to Net Investment Loss, before Income Taxes
Distributions paid in stock (1)	(621,122)	-	(1,558,842)	-
Pro forma distribution on new investment (2)	(254,215)		(254,215)
Return of capital on distributions received from equity investments	(2,306,739)	(1,552,395)	(6,497,044)	(3,516,593)
Capital gain incentive fees	340,369	170,648	(747,134)	(1,325,846)
Loss on redemption of preferred stock	-	-	-	(731,713)
Net Investment Loss, before Income Taxes	$(366,031)	$(62,907)	$(2,027,392)	$(2,911,181)

(1)	Distributions paid in stock for the three and nine months ended August 31, 2008 include shares received from High Sierra Energy, LP as a distribution received in lieu of cash for their second quarter distribution paid on August 15, 2008.

(2)	Consists of $254,215 as pro forma distribution on new investment in VantaCore Partners, LP common units this quarter.

Distributions: The following table sets forth distributions for the nine months ended August 31, 2008.

Record Date	Payment Date	Amount
February 21, 2008	March 3, 2008	$0.2500
May 22, 2008	June 2, 2008	$0.2625
August 21, 2008	September 2, 2008	$0.2650

The distribution of $0.2650 per share paid on September 2, 2008 represents an annualized yield of 7.1 percent based upon the initial public offering price of $15.00 per share, and is the fifth consecutive distribution increase since the IPO. A portion of this distribution is expected to be treated as return of capital for income tax purposes, although the ultimate determination will not be made until after our year-end. Based on current financial information, the distribution is estimated to consist of 100 percent of return of capital for book purposes.

Net Investment Loss: Net investment loss totaled $226,941 and $1,256,984 for the three and nine months ended August 31, 2008, respectively, as compared to a net investment loss of $25,284 and $2,126,300, respectively, for the three and nine months ended August 31, 2007. The variance in net investment loss is related to investment income and net expenses as described above.

Net Realized and Unrealized Gain: We had net unrealized depreciation (after deferred taxes) of $1,508,873 for the three months ended August 31, 2008 and $3,449,457 in net unrealized appreciation (after deferred taxes) for the nine months ended August 31, 2008. Comparatively, we had net unrealized depreciation (after deferred taxes) of $705,341 for the three months ended August 31, 2007 and net unrealized appreciation (after deferred taxes) of $5,276,275 for the nine months ended August 31, 2007. We had realized gains of $1,379,318 (after deferred taxes) for the three and nine months ended August 31, 2008. These realized gains were a result of the LONESTAR distribution (see Note 9 to the financial statements for additional information) and our VantaCore debt redemption. We had no realized gains for the three months ended August 31, 2007, and realized gains of $8,501 (after deferred taxes) for the nine months ended August 31, 2007.

Recent Developments

On September 2, 2008, we paid a distribution in the amount of $0.2650 per common share, for a total of $2,356,874. Of this total, the dividend reinvestment amounted to $292,080.

On October 1, 2008, Millennium Midstream Partners, LP (Millennium) sold its partnership interests to Eagle Rock Energy Partners, L.P. (EROC) for $181 million in cash and approximately four million EROC unregistered common units. In exchange for its Millennium partnership interests, we received $13.7 million in cash and 373,224 EROC unregistered common units with an aggregate basis of $5.0 million for total proceeds at close of approximately $18.7 million. We originally invested $17.5 million in Millennium (including common units and incentive distribution rights), and had an adjusted cost basis of approximately $15.1 million (after reducing our basis for expected cash distributions received since investment that were treated as return of capital), resulting in a realized gain for book purposes of approximately $3.6 million. For purposes of the capital gain incentive fee, the realized gain is approximately $1.2 million, which excludes that portion of the fee that would be due as a result of expected cash distributions which were characterized as return of capital for book purposes. Pursuant to the Investment Advisory Agreement, the capital gains incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. In addition, approximately $84,000 in cash and 253,113 units with an aggregate basis of $3.5 million will be held in escrow for 18 months, subject to customary closing adjustments.

On September 26, 2008, we invested an additional $500,000 in Mowood, LLC in the form of a promissory note. The note has a variable annual interest rate equal to the one-month LIBOR plus 3.75 percent and matures on November 29, 2008. The investment will be used by Mowood, LLC for working capital purposes.

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

On April 8, 2008, we filed an initial shelf registration statement, and on June 19, 2008 filed a pre-effective amendment, with the Securities and Exchange Commission. When effective, the shelf registration will allow the company to prudently raise additional capital.

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of August 31, 2008.

		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	After
	Total	2008	2009	2010	2011	2012	2012
Secured revolving credit facility (1)	$31,800,000	-	$31,800,000	-	-	-	-
	$31,800,000	-	$31,800,000	-	-	-	-

(1)	At August 31, 2008, the outstanding balance under the credit facility was $31,800,000, with a maturity date of March 20, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings

On March 21, 2008, we secured an extension to our revolving credit facility and on March 28, 2008, amended the credit agreement to exclude Bank of Oklahoma and include Wells Fargo as a lender, and to increase the total credit facility to $50,000,000. The credit facility matures on March 20, 2009. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all our assets. The credit facility contains a covenant precluding us from incurring additional debt.

For the nine months ended August 31, 2008, the average principal balance and interest rate for the period during which the credit facility was utilized were $34,206,182 and 4.82 percent, respectively. As of August 31, 2008, the principal balance outstanding was $31,800,000 at a rate of 4.24 percent.

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

Valuation of Portfolio Investments
We invest primarily in illiquid securities including debt and equity securities of privately-held companies. These investments generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by our Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider changes in interest rates and the effect such changes can have on the valuations of the distribution-paying equity securities and debt securities we hold and the cost of capital under our credit facility to be our principal market risk.

Debt investments in our portfolio may be based on floating or fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of August 31, 2008, we had no floating rate debt investments outstanding.

Our revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent. We estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over a three-month period would either increase or decrease net investment income by approximately $87,072.

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

As of August 31, 2008, the fair value of our investment portfolio (excluding short-term investments) totaled $160,284,744. The impact of a 10 percent increase in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase net assets applicable to common stockholders by approximately $8,447,006. The impact of a 10 percent decrease in the fair value of these investments, net of the reduction of capital gain incentive fees and related deferred taxes, would decrease net assets applicable to common stockholders by approximately $9,283,712.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended August 31, 2008 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended August 31, 2008.

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

Date: October 9, 2008