Form 10-K
period 2008-11-30
TORTOISE CAPITAL RESOURCES CORP
filed 2009-02-12
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER: 001-33292

TORTOISE CAPITAL RESOURCES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-3431375
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11550 Ash Street, Suite 300
Leawood, Kansas	66211
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (913) 981-1020

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, par value	New York Stock Exchange
$0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on May 30, 2008 based on the closing price on that date of $12.45 on the New York Stock Exchange was $109,590,805. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2009, the registrant had 8,962,147 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

Tortoise Capital Resources Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2008

PART I

ITEM 1. BUSINESS

General

We were organized as a Maryland corporation on September 8, 2005, commenced operations on December 8, 2005, and are a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. We are regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our common shares began trading on the New York Stock Exchange under the symbol “TTO” on February 2, 2007. We invest primarily in privately-held and micro-cap public companies operating in the midstream and downstream segments and to a lesser extent the upstream segment of the U.S. energy infrastructure sector. We seek to invest in companies in the energy infrastructure sector that generally produce stable cash flows as a result of their fee-based revenues and proactive hedging programs which help to limit direct commodity price risk. Our goal is to provide our stockholders with a high level of total return, with an emphasis on distributions and distribution growth. We invest primarily in the equity securities of companies that we expect to pay us distributions on a current basis and provide us distribution growth. These securities will generally be limited partner interests, including interests in master limited partnerships (“MLPs”), and limited liability company interests, and may also include, among others, general partner interests, common and preferred stock, convertible securities, warrants and depository receipts of companies that are organized as corporations, limited partnerships or limited liability companies. We may also invest in the securities of entities formed as joint ventures with companies in the energy infrastructure sector to spin off assets deemed to be better suited for ownership through a separate entity or to construct projects involving new energy infrastructure assets. We refer to such construction projects as greenfield projects.

Companies in the midstream segment of the energy infrastructure sector engage in the business of transporting, processing or storing natural gas, natural gas liquids, crude oil, refined petroleum products and renewable energy resources. Companies in the downstream segment of the energy infrastructure sector engage in distributing or marketing such commodities, and companies in the upstream segment of the energy infrastructure sector engage in exploring, developing, managing or producing such commodities. The energy infrastructure sector also includes producers and processors of coal and aggregates, two business segments that also are eligible for MLP status. Under normal conditions, we intend to invest at least 90% of our total assets (including assets obtained through leverage) in companies in the energy infrastructure sector. Companies in the energy infrastructure sector include (i) companies that derive a majority of their revenues from activities within the downstream, midstream and upstream segments of the energy infrastructure sector, (ii) companies that derive a majority of their revenues from providing products or services to such companies, and (iii) producers and processors of coal and aggregates, as described above. Our investments are expected to range between $5,000,000 and $30,000,000 per investment, although investment sizes may be smaller or larger than this targeted range.

Unlike most investment companies, we have not elected, and do not intend to elect, to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Therefore, we are, and intend to continue to be, obligated to pay federal and applicable state corporate income taxes on our taxable income.

Our Adviser

We are externally managed by Tortoise Capital Advisors, L.L.C. (our “Adviser”), a registered investment adviser specializing in the energy sector that had approximately $1.7 billion of assets under management as of January 31, 2009, including the assets of three other publicly traded and two privately-held closed-end management investment companies and separate accounts for institutions and high net worth individuals. Our Adviser’s aggregate managed capital is among the largest of investment advisers managing closed-end management investment companies focused on the energy sector.

Our Adviser currently has six investment professionals who are responsible for the origination, structuring and managing of our investments:

  Jeffrey Fulmer — Prior to joining our Adviser in September 2007, Mr. Fulmer was with the U.S. Department of Defense since 2002, where he headed a group of oil, gas, electric power, communications, transportation, chemical, and water infrastructure analysts engaged globally in critical infrastructure analysis, assessment, and protection. From 2000 to 2002, Mr. Fulmer served as President of Redland Energy, a natural gas property acquisition and exploitation company. From 1989 to 2000, Mr. Fulmer served as Senior Vice President and in other management capacities for Statoil Energy and its predecessor, responsible for exploration, development and land acquisition. Prior to joining Statoil Energy, Mr. Fulmer served six years in engineering and geological positions for ARCO Oil and Gas and Tenneco Oil Exploration and Production, working oil and gas field evaluation and exploitation projects.

  David Henriksen — Prior to joining our Adviser in August 2007, Mr. Henriksen held various positions with Great Plains Energy, an energy holding company, since 2001 where he most recently served as Vice President, Strategy and Investor Relations. His prior experience includes merger and acquisition advisory services, as well as corporate finance and corporate development positions with Koch Industries, a holder of a diverse group of companies engaged in trading, operations and investment worldwide, and CGF Industries, a multi-industry leveraged buyout and operating holding company.

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

  Terry Matlack — Mr. Matlack has been a Managing Director of our Adviser since 2002 and also serves as our Chief Financial Officer, and as a Director. Mr. Matlack is also the Chief Financial Officer and a Director of Tortoise Energy Infrastructure Corporation (“TYG”), Tortoise Energy Capital Corporation (“TYY”), Tortoise North American Energy Corporation (“TYN”), and the two privately held closed-end investment companies managed by our Adviser. From 2001 to 2002, Mr. Matlack was a full-time Managing Director at Kansas City Equity Partners, L.C. (“KCEP”). Prior to joining KCEP, Mr. Matlack was President of GreenStreet Capital and its affiliates, which invested primarily in the telecommunications service industry. Prior to 1995, he was Executive Vice President and a member of the Board of Directors of W. K. Communications, Inc., a cable television acquisition company, and Chief Operating Officer of W. K. Cellular, a rural cellular service area operator.

  Edward Russell — Mr. Russell serves as our President, and also serves as President of one of the two privately held closed-end investment companies managed by our Adviser. Prior to joining our Adviser in March 2006, Mr. Russell was at Stifel Nicolaus since 1999, where he headed the Energy and Power Group as a Managing Director from 2003 to March 2006, and served as Vice President-Investment Banking before that. While a Managing Director at Stifel Nicolaus, Mr. Russell was responsible for all of the energy and power transactions, including all of the debt and equity transactions for TYG, TYY and TYN and our first private placement transaction. Prior to joining Stifel Nicolaus, Mr. Russell worked for more than 15 years as an investment banker at Pauli & Company, Inc. and Arch Capital LLC and as a commercial banker with Magna Group and South Side National Bank.

  David J. Schulte — Mr. Schulte has been a Managing Director of our Adviser since 2002 and also serves as our Chief Executive Officer. In addition, Mr. Schulte serves as Chief Executive Officer and President of TYG and TYY, Chief Executive Officer of TYN and one of the two privately held closed-end investment companies managed by our Adviser, and President of the other of the two privately held closed-end investment companies managed by our Adviser. From 1993 to 2002, Mr. Schulte was a full-time Managing Director at KCEP. While a partner at KCEP, Mr. Schulte led private financings for two growth MLPs in the energy infrastructure sector, Inergy, L.P., where he served as a director, and MarkWest Energy Partners, L.P., where he was a board observer. Prior to joining KCEP, Mr. Schulte had over five years of experience completing acquisition and public equity financings as an investment banker at the predecessor of Oppenheimer & Co., Inc.

Our Adviser has retained Kenmont Investments Management, L.P. (“Kenmont”) as a sub-adviser. Kenmont is a Houston, Texas based registered investment adviser with experience investing in privately-held and public companies in the U.S. energy and power sectors. Kenmont provides additional contacts to us and enhances our number and range of potential investment opportunities. The principals of Kenmont have collectively created and managed private equity portfolios in excess of $1.5 billion and collectively have over 50 years of experience working for investment banks, accounting firms, operating companies and money management firms. Our Adviser compensates Kenmont for the services it provides to us. Our Adviser also indemnifies and holds us harmless from any obligation to pay or reimburse Kenmont for any fees or expenses incurred by Kenmont in providing such services to us. Entities managed by Kenmont own approximately 5.6 percent of our outstanding common shares and warrants to purchase an additional 281,666 of our common shares.

Staffing

We do not currently have or expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Our Adviser currently has 33 employees. Our executive officers, our six investment professionals and our Valuation Officer (whose primarily responsibility is oversight of the fair valuation process for our private investments) are employees of our Advisor.

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

  Midstream — the gathering, processing, storing and transmission of energy resources and their byproducts in a form that is usable by wholesale power generation, utility, petrochemical, industrial and gasoline customers, including pipelines, gas processing plants, liquefied natural gas facilities and other energy infrastructure companies.

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

  Other — includes production and processing of coal and aggregates.

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

  Experienced Management Teams with Energy Infrastructure Focus. We target investments in companies with management teams that have a track record of success and that often have substantial knowledge and focus in particular segments of the energy infrastructure sector or with certain types of assets. We expect that our management team’s extensive experience and network of business relationships in the energy infrastructure sector will enable us to identify and attract portfolio company management teams that meet these criteria.

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

Investment Structure and Types of Investments

Once our Adviser’s investment committee has determined that a prospective portfolio company is suitable for investment, for those transactions in which we buy securities in a private transaction, we work with the management of that company, its advisers, and its other capital providers, including other senior and junior debt and equity capital providers, if any, to structure an investment. As a BDC, we are subject to numerous regulations and restrictions. We may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless at the time the acquisition is made qualifying assets represent at least 70 percent of our total assets. We may invest up to 30 percent of our total assets in assets that are non-qualifying assets in, among other things, high yield bonds, bridge loans, distressed debt, commercial loans, private equity and securities of public companies or secondary market purchases of securities of target portfolio companies.

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

We tailor the terms of our debt investments to the facts and circumstances of the transaction and the prospective portfolio company, creating a structure that aims to protect our rights and manage risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a position senior to common and preferred equity in the capital structure of our portfolio companies, we will seek, where appropriate, to limit the downside potential of our debt investments by:

  requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for our credit risk;

  incorporating “put” rights and “call” protection into the investment structure; and

  structuring covenants in connection with our investments that afford portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

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

Market Opportunity

We believe the environment for investing in privately-held and micro-cap public companies in the energy infrastructure sector has the potential to be attractive for the following reasons:

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

As investors in privately-held companies, we seek to make investments at valuation metrics that are more favorable than those of comparable public entities (often MLPs) to account for, among other things, the lack of liquidity. Under normal market conditions, such valuation metrics often result in pricing and transaction values that are acceptable to sellers of interests in private companies. With the recent volatility and lower valuations in the MLP market, our desired pricing for private equity investments may be unattractive to sellers, dampening or limiting the market opportunities that otherwise might be available to us.

Competitive Advantages

We believe that we are well positioned to meet the financing needs of companies within the U.S. energy infrastructure sector for the following reasons:

  Existing Investment Platform and Focus on the Energy Infrastructure Sector. We believe that our Adviser’s current investment platform provides us with significant advantages in sourcing, evaluating, executing and managing investments. Our Adviser is a registered investment adviser specializing in the energy sector and had approximately $1.7 billion of assets under management as of January 31, 2009, including the assets of three other publicly traded and two privately-held closed-end management investment companies and separate accounts for institutions and high net worth individuals. Our Adviser created the first publicly traded closed-end management investment company focused primarily on investing in MLPs involved in the energy infrastructure sector, and its aggregate managed capital is among the largest of those closed-end management investment company advisers focused on the energy sector.

  Experienced Management Team. The members of our Adviser’s investment committee have an average of over 20 years of financial investment experience. Our Adviser’s six investment professionals are responsible for the structuring and managing of our investments and have over 120 years of combined experience in energy, investment banking, leveraged finance and private equity investing. We believe that the members of our Adviser’s investment committee and the Adviser’s investment professionals have developed strong reputations in the capital markets, particularly in the energy infrastructure sector, that we believe affords us a competitive advantage in identifying and investing in energy infrastructure companies.

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

The due diligence process followed by our Adviser’s investment professionals is highly detailed and structured. Our Adviser exercises discipline with respect to company valuation and institutes appropriate structural protections in our investment agreements. After our Adviser’s investment professionals undertake initial due diligence of a prospective portfolio company, if appropriate, more extensive due diligence will be undertaken. Our due diligence process may include the following as appropriate:

  review of historical and prospective financial information;

  review and analysis of financial models and projections;

  for many midstream and upstream investments, review of third party engineering reserve reports and internal engineering reviews;

  on-site visits;

  review of the status of the potential portfolio company’s title to any assets serving as collateral and liens on such assets;

  environmental diligence and assessments;

  interviews with management, and if accessible, employees, customers and vendors of the prospective portfolio company;

  research relating to the prospective portfolio company’s industry, regulatory environment, products and services and competitors;

  review of financial, accounting and operating systems;

  review of relevant corporate, partnership and other loan documents; and

  research relating to the prospective portfolio company’s management and contingent liabilities, including background and reference checks using our Adviser’s industry contact base and commercial data bases and other investigative sources.

Additional due diligence with respect to any investment may be conducted on our behalf by our legal counsel and accountants, as well as by other outside advisers and consultants, as appropriate.

Upon the conclusion of the due diligence process, our Adviser’s investment professionals present a detailed investment proposal to our Adviser’s investment committee. The Adviser’s six investment professionals have over 120 years of combined experience in energy, investment banking, leveraged finance and private equity investing. The members of our Adviser’s investment committee have an average of over 20 years of financial investment experience. All decisions to invest in a portfolio company must be approved by the unanimous decision of our Adviser’s investment committee.

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

Significant Managerial Assistance

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described below. However, in order to count portfolio securities as qualifying assets for the purpose of the 70 percent test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby a BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers, or other organizational or financial guidance. Although we are not currently doing so, we may in the future charge for providing managerial assistance.

Operating and Regulatory Structure

We are regulated as a BDC under the 1940 Act, and classified as a non-diversified closed-end management investment company under the 1940 Act. We are, and intend to continue to be, taxed as a general business corporation under the Code.

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

Unlike most investment companies, we have not elected, and do not intend to elect, to be treated as a RIC under the Code. Therefore, we are, and intend to continue to be, obligated to pay federal and applicable state corporate income taxes on our taxable income. As a result of not electing to be treated as a RIC, we are not subject to the Code’s diversification rules limiting the assets in which a RIC can invest. In addition, we are not subject to the Code’s restrictions on the types of income that a RIC can recognize without adversely affecting its election to be treated as a RIC, allowing us the ability to invest in operating entities treated as partnerships under the Code, which we believe provide attractive investment opportunities. Finally, unlike RICs, we are not effectively required by the Code to distribute substantially all of our income and capital gains. Distributions on the common shares will be treated first as taxable dividend income to the extent of our current or accumulated earnings and profits, then as a tax free return of capital to the extent of a stockholder’s tax basis in the common shares, and last as capital gain. We anticipate that the distributed cash from our portfolio investments in entities treated as partnerships for tax purposes will exceed our share of taxable income from those portfolio investments. Thus, we anticipate that only a portion of distributions we make on the common shares will be treated as taxable dividend income to our stockholders.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Act”) imposes a wide variety of regulatory requirements for publicly-held companies and their insiders. Under the Act, we are required to review our policies and procedures to determine whether we comply with the provisions of the Act. We will continue to monitor our compliance with all future regulations that are adopted under the Act and will take actions necessary to ensure that we are in compliance therewith.

As of November 30, 2008, we are an accelerated filer. As an accelerated filer for the fiscal year ended November 30, 2008, we are required to prepare and include in our annual report to stockholders for such period a report regarding management’s assessment of our internal control over financial reporting under the Securities Exchange Act of 1934 (the “1934 Act”) and have included this report in Item 9A of this Annual Report on Form 10-K.

Available Information

Our principal executive offices are located at 11550 Ash Street, Suite 300, Leawood, Kansas 66211, our telephone number is (913) 981-1020, or toll-free 1-866-362-9331, and our Web site is www.tortoiseadvisors.com/tto.cfm. We will make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports when we electronically file such material with, or furnish it to, the SEC. This information may be obtained, without charge, upon request by calling us at (913) 981-1020 or toll-free at (866) 362-9331 and on our Web site at www.tortoiseadvisors.com/tto.cfm. This information will also be available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by us with the SEC which is available on the SEC’s internet site at www.sec.gov. Please note that any internet addresses provided in this Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet address is intended or deemed to be included by reference herein.

ITEM 1A. RISK FACTORS

Risks Related to Our Operations

We have a limited operating history.
We were incorporated in Maryland on September 8, 2005. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objective and that the value of an investment in our common shares could decline substantially.

Our Adviser serves as investment adviser to other funds, which may create conflicts of interest not in the best interest of us or our stockholders.
Our Adviser was formed in October 2002 and has been managing investments in portfolios of MLPs and other issuers in the energy sector since that time, including management of the investments of TYG since February 27, 2004, TYY since May 31, 2005, TYN since October 31, 2005, one of the two privately-held closed-end management investment companies since June 29, 2007 and the other of the two privately-held closed end management investment companies since July 19, 2007. From time to time the Adviser may pursue areas of investments in which the Adviser has more limited experience.

Our investment committee is the same for, and all of our Adviser’s employees provide services for, other funds managed by our Adviser. Our Adviser’s services under the investment advisory agreement are not exclusive, and it is not prohibited from furnishing the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others. In addition, the publicly traded funds and private accounts managed by our Adviser may make investments similar to investments that we may pursue. Unlike the other funds managed by our Adviser (other than one of the privately-held closed-end management investment companies), we generally target investments in companies that are privately-held or have market capitalizations of less than $250,000,000, and that are earlier in their stage of development. We also focus on privately-held and micro-cap public energy companies operating in the midstream and downstream segment, and to a lesser extent the upstream segment, of the U.S energy infrastructure sector. The privately-held closed-end management investment company focuses on privately-held companies and publicly traded MLPs in the upstream, and to a lesser extent the midstream, gas and oil segments of the energy sector and could contemplate an investment that falls within our investment focus. Accordingly, our Adviser and the members of its investment committee may have obligations to other investors, the fulfillment of which might not be in the best interests of us or our stockholders, and it is possible that our Adviser might allocate investment opportunities to other entities, limiting attractive investment opportunities available to us. However, our Adviser intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, and in accordance with written allocation policies and procedures of our Adviser, so that we will not be disadvantaged in relation to any other client.

We are dependent upon our Adviser’s key personnel for our future success.
We depend on the diligence, expertise and business relationships of the senior management of our Adviser. Our Adviser’s investment professionals and senior management will evaluate, structure, close and monitor our investments. Our future success will depend on the continued service of the senior management team of our Adviser. The departure of one or more investment professionals of our Adviser could have a material adverse effect on our ability to achieve our investment objective and on the value of our common shares. We will rely on certain employees of the Adviser who will be devoting significant amounts of their time to other activities of the Adviser. To the extent the Adviser’s investment professionals and senior management are unable to, or do not, devote sufficient amounts of their time and energy to our affairs, our performance may suffer.

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
If we distribute substantially all of our income to our stockholders and desire to make new investments, our business will require a substantial amount of capital. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and we intend to borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200 percent after each issuance of senior securities. Our ability to pay distributions or issue additional senior securities is restricted if our asset coverage ratio is not at least 200 percent, or put another way, the value of our assets (less all liabilities and indebtedness not represented by senior securities) must be at least twice that of any outstanding senior securities (plus the aggregate involuntary liquidation preference of any preferred stock). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

To the extent our ability to issue debt or other senior securities is constrained, we will depend on issuances of additional common shares to finance new investments. As a BDC, we generally are not able to issue additional common shares at a price below NAV (net of any sales load (underwriting discount)) without first obtaining required approvals of our stockholders and our independent directors, which could constrain our ability to issue additional equity. If we raise additional funds by issuing more of our common shares or senior securities convertible into, or exchangeable for, our common shares, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

As a BDC, we are subject to limitations on our ability to engage in certain transactions with affiliates.
As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors or the SEC. Any person that owns, directly or indirectly, 5 percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25 percent of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent prior approval of the SEC.

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
We have a $50,000,000 secured revolving credit facility with U.S. Bank National Association, as lender, agent and lead arranger, First National Bank of Kansas and Wells Fargo Bank, N.A. The credit facility terminates on March 20, 2009. As of November 30, 2008, we had an outstanding balance of $22,200,000 under the credit facility. Our credit facility contains a covenant precluding us from incurring additional debt. Lenders from whom we may borrow money or holders of our debt securities will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have and may in the future grant a security interest in our assets in connection with our debt. In the case of a liquidation event, those lenders or note holders would receive proceeds before our stockholders. In addition, debt, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique and the costs of any leverage transactions will be borne by our stockholders. In addition, because the base management fees we pay to our Adviser are based on Managed Assets (which includes any assets purchased with borrowed funds); our Adviser may imprudently borrow funds in an attempt to increase our managed assets and in conflict with our or our stockholders’ best interests. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common shares to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common shares to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common shares. Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions and competitive pressures. Under the terms of our credit facility, we must maintain the asset coverage ratio required under the 1940 Act. If we fail to maintain the required coverage, we may be required to repay a portion of any outstanding balance until the asset coverage requirement has been met. This may require us to sell assets. The illiquid nature of most of our investments may make it difficult to dispose of such assets at a favorable price, and as a result, we may suffer losses.

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

Our investments in privately-held companies present certain challenges, including the lack of available information about these companies and a greater inability to liquidate our investments in an advantageous manner.
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
Most of our investments are and will be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. We will value these investments quarterly at fair value as determined in good faith by our Board of Directors. We have retained Duff & Phelps, LLC (an independent valuation firm) to provide third party valuation consulting services which consist of certain limited procedures that the Board of Directors has identified and requested they perform. For the period ended November 30, 2008, the Board of Directors requested Duff & Phelps, LLC to perform the limited procedures on investments in seven portfolio companies comprising approximately 84 percent of our restricted investments at fair value as of November 30, 2008. Duff & Phelps, LLC’s limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under the standards of the Public Company Accounting Oversight Board (United States). Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable. The Board of Directors is solely responsible for determining the fair value of the investments in good faith. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact on our net asset value.

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
An investment in MLP securities involves some risks that differ from an investment in the common stock of a corporation. Holders of MLP units have limited control and voting rights on matters affecting the partnership. Holders of units issued by an MLP are exposed to a remote possibility of liability for all of the obligations of that MLP in the event that a court determines that the rights of the holders of MLP units to vote to remove or replace the general partner of that MLP, to approve amendments to that MLP’s partnership agreement, or to take other action under the partnership agreement of that MLP would constitute “control” of the business of that MLP, or a court or governmental agency determines that the MLP is conducting business in a state without complying with the partnership statute of that state.

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
As a BDC, we are required to carry our investments at fair value. Decreases in the fair values of our debt investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company’s inability to meet its obligations to us with respect to the loans whose fair values decreased. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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
We generally expect to invest in the equity of companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. We also expect to invest in debt securities with terms of five to ten years and hold such investments until maturity. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly (to meet debt covenants in our credit facility, for example), we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our status as a BDC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the regulatory framework. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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
As of November 30, 2008, we are an accelerated filer, and as such, our management and independent registered public accounting firm are required to report on the adequacy of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC there under. We will be required to review on an annual basis our internal controls over financial reporting, and to disclose on a quarterly basis changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. There can be no assurance that our quarterly reviews will not identify material weaknesses.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common shares.
The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. We will be covered by the Business Combination Act of the Maryland General Corporation Law to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our Board of Directors has adopted a resolution exempting us from the Business Combination Act for any business combination between us and any person to the extent that such business combination receives the prior approval of our board, including a majority of our directors who are not interested persons as defined in the 1940 Act.

Under our charter, our Board of Directors is divided into three classes serving staggered terms, which will make it more difficult for a hostile bidder to acquire control of us. In addition, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Subject to compliance with the 1940 Act, our Board of Directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common shares and may discourage third party bids for ownership of our company. These provisions may prevent any premiums being offered to you for our common shares.

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
A decrease in the production of natural gas, natural gas liquids, crude oil, coal, aggregates, refined petroleum products or other such commodities, or a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, may adversely impact the financial performance of companies in the energy infrastructure sector. Production declines and volume decreases could be caused by various factors, including catastrophic events affecting production, depletion of resources, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import supply disruption, increased competition from alternative energy sources or related commodity prices. Alternatively, a sustained decline in demand for such commodities could also adversely affect the financial performance of companies in the energy infrastructure sector. Factors that could lead to a decline in demand include economic recession or other adverse economic conditions, higher fuel taxes or governmental regulations, increases in fuel economy, consumer shifts to the use of alternative fuel sources, changes in commodity prices or weather.

Many companies in the energy infrastructure sector are subject to the risk that they, or their customers, will be unable to replace depleted reserves of energy commodities.
Many companies in the energy infrastructure sector are either engaged in the production of natural gas, natural gas liquids, crude oil, refined petroleum products, coal, or aggregates or are engaged in transporting, storing, distributing and processing these items on behalf of producers. To maintain or grow their revenues, many customers of these companies need to maintain or expand their reserves through exploration of new sources of supply, through the development of existing sources, through acquisitions, or through long-term contracts to acquire reserves. The financial performance of companies in the energy infrastructure sector may be adversely affected if the companies to which they provide service are unable to cost-effectively acquire additional reserves sufficient to replace the natural decline.

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

Energy infrastructure companies are and will be subject to the risk of fluctuations in commodity prices.
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
Extreme weather patterns, such as prolonged or abnormal seasons, or specific events, such as hurricanes, could result in significant volatility in the supply of energy and power. This volatility may create fluctuations in commodity prices and earnings of companies in the energy infrastructure sector. Moreover, any extreme weather events, such as hurricanes Katrina and Rita, could adversely impact the assets and valuation of our portfolio companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties. Our Adviser is the current leaseholder for all properties in which we operate. We occupy these premises pursuant to our Investment Advisory Agreement and the Administration Agreement with our Adviser. Our principal executive office is located in Leawood, Kansas, and one of our investment professionals operates from a location in Alexandria, Virginia.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “TTO” on February 2, 2007 at a price of $15.00 per share. Prior to our initial public offering, there was no public market for our common shares.

The following table sets forth the range of high and low sales prices of our common shares as reported on the NYSE, and the distributions declared by us for each fiscal quarter since our initial public offering.

				Cash
		Price Range		Distribution
2007	NAV(1)	High	Low	per Share(2)
First quarter	$13.84	$15.03	$14.50	$0.1000 (3)
Second quarter	$14.05	$18.47	$14.31	$0.1600
Third quarter	$13.77	$18.99	$13.79	$0.1800
Fourth quarter	$13.76	$15.29	$11.66	$0.2300

2008
First quarter	$13.28	$13.05	$11.00	$0.2500
Second quarter	$13.69	$13.42	$11.80	$0.2625
Third quarter	$13.38	$12.52	$11.00	$0.2650
Fourth quarter	$9.96	$11.18	$4.40	$0.2650

(1)

Net asset value per share is generally determined as of the last day in the relevant period and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)	Represents the distribution declared in the specified period.
(3)	Partial distribution paid to pre-IPO shareholders on February 7, 2007, the closing date of the IPO.

The last reported price for our common stock on January 30, 2009 was $6.17 per share. As of January 30, 2009, we had 30 stockholders of record.

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

We intend, subject to adjustment at the discretion of our Board of Directors, to pay out to our stockholders substantially all of the amounts we receive as cash or paid-in-kind distributions on equity securities we own and interest payments on debt securities we own, less current or anticipated operating expenses, current income taxes on our income and our leverage costs. Historically we have included all paid-in-kind distributions in distributable cash flow, however, in the future, we do not intend to include in distributable cash flow the value of distributions received from portfolio companies which are paid in stock as a result of credit constraints, market dislocation or other similar issues.

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

Performance Graph

The following graph compares the return on our common stock (“TTO”) with that of the Wachovia MLP Total Return Index (“WMLPT”), the Standard & Poor’s 500 Stock Index (“SPX”) and a BDC Peer Group (“BDC Peers”)(2), for the period February 2, 2007 to November 30, 2008. The graph assumes that, on February 2, 2007, a $100 investment was made in each of our common stock, WMLPT, SPX and the BDC Peers, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering (1)
Through November 30, 2008

(1)	Our shares began trading on the NYSE on February 2, 2007.
(2)	The BDC Peer Group consists of the following closed-end investment companies that have elected to be regulated as business development companies under the 1940 Act:
Allied Capital Corp.	Highland Distressed
American Capital Strategies	Kohlberg Capital Corp.
Ameritrans Capital Corp.	Main Street Capital Corp.
Apollo Investment Corp.	MCG Capital Corp.
Ares Capital Corporation	Medallion Financial Corp.
Blackrock Kelso Capital Corp.	MVC Capital
Capital Southwest Corp.	NGP Capital Resources Co.
Equus Total Return	Patriot Capital Funding Inc.
Gladstone Capital Corp.	PennantPark Investment Corp
Gladstone Investment Corp.	Prospect Capital Corp.
GSC Investment Corp	TICC Capital
Harris & Harris Group Inc.	Triangle Capital Corp.
Hercules Tech Growth Capital

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended November 30, 2008 that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended November 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included in this Annual Report on Form 10-K. Financial information presented below for the years ended November 30, 2008, November 30, 2007, and the period from December 8, 2005 to November 30, 2006 has been derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm, which are included herein. The historical data is not necessarily indicative of results to be expected for any future period.

			Period from
	Year Ended	Year Ended	December 8, 2005
	November 30,	November 30,	to November 30,
	2008	2007	2006 (1)
Statements of operations data:
Investment income	$2,943,953	$3,034,944	$2,119,843
Base management fees (2)	2,006,120	2,233,670	634,989
All other expenses (3)	2,688,550	2,902,561	360,156
Total expenses	$4,694,670	$5,136,231	$995,145
Less expense reimbursement by Adviser	385,622	94,181	-
Current and deferred tax benefit (expense), net	9,859,785	(3,671,096)	(516,055)
Net realized gain (loss) on investments before current tax benefit	8,716,197	260,290	(1,462)
Unrealized appreciation (depreciation) on investments
before deferred tax expense	(41,581,120)	10,561,888	328,858
Increase (decrease) in net assets resulting from operations	$(24,370,233)	$5,143,976	$936,039

Per common share data:
Distributions to common stockholders (4)	$1.04	$0.67	$0.34
Net increase (decrease) in stockholder’s equity resulting from operations
Basic and diluted	$(2.74)	$0.66	$0.30
Net asset value	$9.96	$13.76	$13.70

	November 30,	November 30,	November 30,
	2008	2007	2006
Statements of assets and liabilities data:
Short-term investments	$360,372	$219,502	$5,431,414
Long-term investments	105,790,858	158,416,831	37,144,100
Other assets	6,169,827	537,987	357,498
Total assets	$112,321,057	$159,174,320	$42,933,012
Total liabilities	23,095,757	37,261,354	604,610
Total net assets	$89,225,300	$121,912,966	$42,328,402

(1)	We were incorporated on September 8, 2005, but did not commence operations until December 8, 2005.
(2)

For the year ended November 30, 2008, base management fees include $2,313,731 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement, and $307,611 as a reduction in the provision for capital gain incentive fees payable to the Adviser. For the year ended November 30, 2007, base management fees include $1,926,059 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement and $307,611 as an increase in the provision for capital gain incentive fees payable to the Adviser. For the period from December 8, 2005 to November 30, 2006, base management fees include $634,989 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement. The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees were due or payable at November 30, 2008, 2007, or 2006.

(3)

For the year ended November 30, 2008, other expenses include $1,037,624 in operating expenses and $1,650,926 in interest expense on the credit facility. For the year ended November 30, 2007, other expenses include $1,094,677 in operating expenses, $847,421 of interest expense on the credit facility, $228,750 in preferred stock dividends, and $731,713 of non-recurring expenses related to the loss on redemption of the previously outstanding Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock issuance in December 2006 was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of our initial public offering in February 2007. For the period from December 8, 2005 to November 30, 2006, other expenses include $360,156 in operating expenses. Other expenses do not include current and deferred income taxes.

(4)

The character of distributions made during the year may differ from the ultimate characterization for federal income tax purposes. For the year ended November 30, 2008 the company’s distributions, for book purposes, were comprised of 100 percent return of capital, and for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital. For the year ended November 30, 2007, the company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the period ended December 8, 2005 to November 30, 2006, the company’s distributions, for book purposes, were comprised of 87.3 percent investment income and 12.7 percent return of capital, and for tax purposes were comprised of 41.7 percent investment income and 58.3 percent return of capital.

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

Overview

We have elected to be regulated as a BDC and we are classified as a non-diversified closed-end management investment company under the 1940 Act. As a BDC, we are subject to numerous regulations and restrictions. Unlike most investment companies, we are, and intend to continue to be, taxed as a general business corporation under the Code.

We invest in companies operating in the U.S. energy infrastructure sector, primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment. We believe companies in the energy infrastructure sector generally produce stable cash flows as a result of their fee-based revenues and have limited direct commodity price risk. Our goal is to provide our stockholders with a high level of total return, with an emphasis on distributions and distribution growth. We invest primarily in equity securities of companies that we expect to pay us distributions on a current basis and provide us distribution growth.

Investment Review and Portfolio Outlook

Against a very difficult backdrop of broad, global economic recession, major institution failures and bailouts, and the accompanying collapse of most major asset class valuations in the latter part of 2008, MLPs were further challenged by selling pressure from deleveraging and unwinding of total return swaps. The Wachovia MLP Index (a float-adjusted, capitalization-weighted index of energy master limited partnerships with a market capitalization of at least $20 million at the time of inclusion) reflected a total return based on market value, assuming reinvestment of quarterly distributions, of -35.6 percent for the twelve months ended November 30, 2008. Because our privately-held energy infrastructure investments are valued, in part, based on public MLP values, the value of our portfolio also declined, most notably during the fourth quarter. Our stock price was adversely impacted by deepening problems in the broad market and continued pressure on the BDC sector as result of the global credit crisis. Our total return for the fiscal year based on market value, assuming reinvestment of quarterly distributions was -49.89 percent.

Our total assets decreased from $159,174,320 as of November 30, 2007 to $112,321,057 as of November 30, 2008, attributable to the decrease in the value of our investments this year. Because we are a taxpaying entity, our financial statements reflect deferred tax assets according to generally accepted accounting principles. This differs from many closed end funds, as well as many BDCs, which are qualified as regulated investment companies (“RIC”). The accounting for a RIC does not result in deferred taxes because it is not a taxpaying entity. Presently, the total cost basis of our investments for financial statement reporting purposes exceeds the fair value we are reflecting on our Statement of Assets and Liabilities. That, combined with our operating losses, results in a deferred tax asset. As a result, our Statement of Assets and Liabilities reflects a deferred tax asset of $5,683,747 (net of a $2,814,891 valuation allowance), or approximately $0.63 per share. We do not include the deferred tax asset in the calculation of our management fee.

The deferred tax asset of $5,683,747 reflects the benefit we have determined will be realized in future periods under U.S. generally accepted accounting principles. Realization of a deferred tax asset is dependent on whether there will be sufficient future taxable income within the carryforward periods to realize a portion or all of the deferred tax benefit. The carryforward period for ordinary losses to offset ordinary income is 20 years while capital losses can be carried forward 5 years to offset capital gains. A valuation allowance against the deferred tax asset is needed when, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our valuation allowance policy is based upon our estimation of potential future taxable income and is in conformity with U.S. generally accepted accounting principles. If we do not believe we can use a deferred tax asset in a relatively short period, in our case three years or less, we create a valuation allowance against the current gross deferred tax asset.

We have managed through a difficult fourth quarter and fiscal year. We maintained adequate asset coverage ratios, such that, when values declined we were not required to sell any investments to pay down leverage in order to comply with the coverage ratios as mandated by the 1940 Act and our loan documents. During the 2008 fiscal year we were able to moderately increase our distributions to our stockholders. While we expect the next year to be challenging for almost every industry, including the energy infrastructure sector, we believe the long-term fundamentals to be strong, particularly within the fee-for-service and fee-for-capacity areas of the midstream sector. These companies provide essential services and exhibit high barriers to entry. We continue to believe the flow of energy commodities remains critical to our economy and that the long-term prospects for energy infrastructure investments are attractive.

Following is a summary of our investment activity during the fiscal year ended November 30, 2008:

Mowood, LLC (“Mowood”) – Follow-on Investments
We invested an additional $3,500,000 in equity of Mowood this year. We also invested $1,235,000 in the form of three promissory notes, each of which has a fixed annual interest rate equal to 9.0 percent with a maturity date of December 31, 2008. The proceeds were used by Mowood in part to fund landfill gas-to-energy projects at its subsidiary, Timberline Energy LLC. Timberline now operates a high Btu facility, a direct use facility and an electricity generation facility—one of each of the three types of landfill gas-to-energy projects feasible under current technology.

VantaCore Partners LP (“VantaCore”) – Follow-on Investment
In August, VantaCore repaid our $3,750,000 term note at a 3 percent premium to par value. We reinvested those funds and an additional $6,051,885, to purchase 508,430 common units and 199 incentive distribution rights of VantaCore. VantaCore used the proceeds from this investment to partially fund its acquisition of Southern Aggregates LLC, a sand and gravel operation located near Baton Rouge, Louisiana.

LONESTAR Midstream Partners, LP and LSMP GP, LP (collectively, “LONESTAR”) – Realization Event
During the first and second quarter, we invested $2,735,994 in additional Class A Common Units and GP LP Units of LONESTAR.

In July, LONESTAR sold its gas gathering and transportation assets to Penn Virginia Resource Partners, L.P. (NYSE: PVR). LONESTAR distributed substantially all of the initial sales proceeds to its limited partners. . We received $10,476,511 in cash, 468,001 newly issued unregistered common units of PVR, and 59,503 unregistered common units of Penn Virginia GP Holdings, L.P. (NYSE: PVG). The capital gain incentive fee is accrued during the year, but only paid annually if there are realization events that result in an amount due under the Investment Advisory Agreement. For the November 30, 2008 calculation, we included $2,112,206 of realized gains from the LONESTAR transaction in the calculation for the accrual, but not for purposes of determining if an amount were actually due and payable. The gains will be included in the annual calculation for payment after the LONESTAR units are ultimately sold or otherwise disposed of.

LONESTAR has no current operations, but has rights to receive future payments from PVR relative to the sale. From these future payments, we expect to receive unregistered common units of PVR and PVG from an escrow to be released to LONESTAR six to twelve months from the closing date (along with cash distributions received on these units retained in escrow). We also expect a cash distribution from LONESTAR of approximately $1 million, payable on December 31, 2009. There are two future contingent payments due LONESTAR for which we would expect to receive roughly $9.6 million, payable in cash or common units of PVR (at PVR’s election). These payments are contingent on the achievement of specific revenue targets by or before June 30, 2013, and no payments are due if the revenue targets are not achieved. The fair value of LONESTAR as of November 30, 2008 is related to the potential receipt of these future payments.

Millennium Midstream Partners, LP (“Millennium”) – Realization Event
In October, Millennium sold its partnership interests to Eagle Rock Energy Partners, L.P. (NASDAQ: EROC) for approximately $181,000,000 in cash and approximately four million EROC unregistered common units. In exchange for our Millennium partnership interests, we received $13,687,081 in cash and 373,224 EROC unregistered common units with a basis of $5,044,980 for a total implied value at closing of $18,732,061. Approximately 212,404 units with an aggregate cost basis of $2,920,555 will be held in escrow for 18 months from the date of the transaction. This includes a reserve we have placed against the restricted cash and units held in the escrow for estimated post-closing adjustments. We originally invested $17,500,000 in Millennium (including common units and incentive distribution rights), and had an adjusted cost basis of $15,161,125 (after reducing our basis for cash distributions received since investment that were treated as return of capital), resulting in a realized gain for book purposes of $6,491,491. For purposes of the capital gain incentive fee, the realized gain is approximately $4,152,616, which excludes that portion of the fee that would be due as a result of cash distributions which were characterized as return of capital. No capital gain incentive fees were due or payable at November 30, 2008.

As of November 30, 2008, the value of our investment portfolio (excluding short-term investments) was $105,790,858 including equity investments of $97,505,858 and debt investments of $8,285,000 across the following segments of the energy infrastructure sector:

					Current
					Yield on
Name of Portfolio	Nature of its	Securities	Amount Invested	Fair Value	Amount
Company (Segment)	Principal Business	Held by Us	(in millions)	(in millions) (1)	Invested (2)
Abraxas Energy Partners, L.P. (Upstream)	Natural gas and oil exploitation and development in the Delaware and Gulf Coast Basins of Texas, Rockies and Mid-Continent region of the U.S.	Common Units	$7.5	$4.1	10.6%

Eagle Rock Energy Partners, L.P. (Upstream/Midstream)	Gatherer and processor of natural gas in north and east Texas and Louisiana and producer and developer of upstream and mineral assets located in 17 states	Common Units (Registered and Unregistered)	20.1	9.7	10.4

EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties in the Appalachian Basin, the Monroe field in Louisiana, Michigan, the Austin Chalk, South Central Texas, the Permian Basin, the San Juan Basin and the Mid-continent area.	Common Units	7.5	2.9	8.7

High Sierra Energy, LP (Midstream) (3)	Marketer, processor, storer and transporter of hydrocarbons with operations primarily in Colorado, Wyoming, Oklahoma and Florida	Common Units	24.8	19.5	10.2

High Sierra Energy GP, LLC (Midstream) (3) (4)	General Partner of High Sierra Energy, LP	Equity Interest	2.0	1.9	1.8

International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines in Central Appalachia	Class A Units	10.0	9.5	8.0

Legacy Reserves LP (Upstream)	Oil and natural gas exploitation and development primarily in the Permian Basin	Limited Partner Units	4.5	2.4	12.2

LONESTAR Midstream Partners, LP (Midstream) (5)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P (PVR) in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale.	Class A Units	4.4	4.0	N/A

LSMP GP, LP (Midstream) (5)	Indirectly owns General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.2	0.5	N/A

Mowood, LLC (Midstream/Downstream) (6)	Natural gas distribution in central Missouri and landfill gas to energy projects	Equity interest	5.0	5.7	10.8

		Subordinated Debt and Promissory Notes	8.3	8.3	11.6

Penn Virginia Resource Partners, L.P. (Midstream/Coal)	Operator of a midstream natural gas gathering and processing business and manager of coal properties and related assets	Unregistered Common Units	10.8	6.0	8.2

Penn Virginia GP Holdings, L.P. (Midstream/Coal)	Owns the general partner interest, incentive distribution rights and a portion of the limited partner interests in Penn Virginia Resource Partners, L.P.	Unregistered Common Units	1.7	0.6	5.4

Quest Midstream Partners, L.P. (Midstream) (7)	Operator of natural gas gathering pipelines in the Cherokee Basin and interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri	Common Units	22.2	14.5	0.0

VantaCore Partners LP (Aggregates)	Acquirer and operator of aggregate companies, with quarry and asphalt operations in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana	Common Units and Incentive Distribution Rights	18.4	16.2	10.1

			$147.4	$105.8

(1)	Fair value as of November 30, 2008.
(2)

The current yield has been calculated by annualizing the most recent distribution during the period and dividing by the amount invested in the underlying security. Actual distributions to us are based on each company’s available cash flow and are subject to change.

(3)	Distributions paid-in-kind during the quarters ended August 31, 2008 and November 30, 2008.
(4)	Includes original purchase of 3 percent equity interest, sale of 0.6274 percent equity interest in July 2007 and subsequent capital calls.
(5)

LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale. The cost basis and the fair value of the LONESTAR and LSMP GP, LP units as of November 30, 2008 is related to the potential receipt of those future payments. Since this investment is not deemed to be “active”, the yield is not meaningful and we have excluded it from our weighted average yield to cost on investments as described below in Results of Operations.

(6)

Current yield represents an equity distribution on the previous quarter fair value of our invested capital, including the effect of the management incentive plan, divided by the amount invested. We expect that, pending cash availability, such equity distributions will recur on a quarterly basis at or above such yield.

(7)

Currently non-income producing. The Board of Directors of Quest Midstream GP, LLC determined that no distribution would be paid on the units of Quest Midstream Partners, L.P. during the quarter ended November 30, 2008.

Portfolio Company Profiles

Abraxas Energy Partners, L.P. (“Abraxas”)
Abraxas is a private company that operates long-lived, low-decline natural gas and oil reserves located primarily in the Delaware and Gulf Coast Basins of Texas, Rocky Mountains and Mid-Continent regions of the U.S. Abraxas was formed by Abraxas Petroleum Corporation, an independent publicly-traded energy company engaged in the exploration and production of natural gas and crude oil. Abraxas’ principal office is located at 18803 Meisner Drive, San Antonio, TX 78258.

Eagle Rock Energy Partners, L.P. (“Eagle Rock Energy”)
Eagle Rock Energy (NASDAQ: EROC) is a publicly traded master limited partnership with midstream assets located primarily in Texas and Louisiana and upstream assets, including mineral and royalty interests, in seventeen states. Eagle Rock Energy’s principal office is located at 16701 Greenspoint Park Drive, Suite 200, Houston, TX 77060.

EV Energy Partners, L.P. (“EV”)
EV (NASDAQ: EVEP) is a publicly traded master limited partnership engaged in acquiring, producing and developing oil and gas properties. EV’s current properties are located in the Appalachian Basin, the Monroe Field in Louisiana, the Austin Chalk, South Central Texas, the Permian Basin, the San Juan Basin and the Mid-Continent area. EV’s principal office is located at 1001 Fannin Street, Suite 800, Houston, TX 77002.

High Sierra Energy, LP (“High Sierra”)
High Sierra is a holding company with diversified midstream energy assets focused on the processing, transportation, storage and marketing of hydrocarbons. The company’s businesses include a natural gas liquids logistics and transportation business in Colorado, natural gas gathering and processing operations in Louisiana, a natural gas storage facility in Mississippi, an ethanol terminal in Nevada, crude and natural gas liquids trucking businesses in Kansas and Colorado, businesses providing crude oil gathering, transportation and marketing services, primarily focused in the Mid-Continent, Western and Gulf Coast regions, water treatment transportation and disposal businesses serving oil and gas producers in Wyoming and Oklahoma, and two asphalt processing, packaging and distribution terminals in Florida. We hold board of director observation rights. High Sierra’s principal office is located at 3773 Cherry Creek Drive North, Suite 655, Denver, CO 80209.

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

Legacy Reserves LP (“Legacy”)
Legacy (NASDAQ: LGCY) is a publicly traded master limited partnership focused on the acquisition and development of long-lived oil and natural gas properties primarily located in the Permian Basin and Mid-Continent regions of the United States. Legacy’s principal office is located at 303 West Wall, Suite 1400, Midland, TX 79701.

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

Mowood, LLC (“Mowood”)
Mowood is a holding company whose assets include Omega Pipeline, LLC (“Omega”) and Timberline Energy, LLC (“Timberline”). Omega is a natural gas local distribution company located on the Fort Leonard Wood army base in south central Missouri. Omega serves the natural gas and propane needs of Fort Leonard Wood and other customers in the surrounding area. Timberline is an owner and developer of projects that convert landfill gas to energy. We currently hold all seats on Mowood’s board of directors. Mowood’s principal office is located at 14694 Orchard Parkway, Suite 200, Westminster, CO 80020.

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

Quest Midstream Partners, L.P. (“Quest”)
Quest was formed by the spin-off of Quest Resource Corporation’s midstream coal bed methane natural gas gathering assets in the Cherokee Basin. Quest owns more than 1,800 miles of natural gas gathering pipelines (primarily serving Quest Energy Partners, L.P., an affiliate) and over 1,100 miles of interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri. We hold one of seven seats on Quest’s board of directors. Quest’s principal office is located at 210 Park Avenue, Suite 2750, Oklahoma City, OK 73102.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana. We hold one of four seats on VantaCore’s Board of Directors. VantaCore’s principal office is located at 666 Fifth Avenue, 26th Floor, New York, NY 10103.

Portfolio Company Monitoring

Our Adviser monitors each portfolio company to determine progress relative to meeting the company’s business plan and to assess the company’s strategic and tactical courses of action. This monitoring may be accomplished by attendance at Board of Directors meetings, the review of periodic operating reports and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Our Adviser’s monitoring activities are expected to provide it with the necessary access to monitor compliance with existing covenants, to enhance our ability to make qualified valuation decisions, and to assist our evaluation of the nature of the risks involved in each individual investment. In addition, these monitoring activities should enable our Adviser to diagnose and manage the common risk factors held by our total portfolio, such as sector concentration, exposure to a single financial sponsor, or sensitivity to a particular geography.

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

As of November 30, 2008, all of our portfolio companies have a rating of (1), with the exception of Quest Midstream Partners, L.P., High Sierra Energy, LP and High Sierra Energy GP, LLC, each of which has a rating of (2).

On August 25, 2008, the boards of directors of Quest Resource Corporation (NASDAQ: QRCP), Quest Energy Partners, L.P. (NASDAQ: QELP) and Quest Midstream Partners, L.P. (“QMP”) (collectively, “Quest”) announced that they had accepted the resignation of Jerry Cash, as Chairman and CEO of all three entities. The resignation followed the discovery, in connection with an inquiry from the Oklahoma Department of Securities, of questionable transfers of company funds to an entity controlled by Mr. Cash. Initial reports indicated the amount in question to be about $10 million. Promptly following the discovery of the alleged misappropriation of funds, members of the three boards met in joint sessions and immediately formed a Joint Special Committee comprised of representatives from each board, including the chairs of the audit committees of QRCP and QELP, to investigate the matter and consider the effects on the companies' financial statements, along with the assistance of external counsel and forensic accountants. The board of directors of QMP was increased to seven members and Ed Russell, our President, was named as a director of QMP. QELP and QMP Chief Financial Officer David Grose was also placed on a paid administrative leave of absence during the investigation.

On September 13, 2008, the boards of QRCP and the general partners of QELP and QMP terminated Mr. Grose as the chief financial officer of the companies. Mr. Jack T. Collins was appointed to serve as interim CFO of the companies. The special committee stated that, although it and its advisers have reviewed substantial numbers of company records and conducted numerous interviews of company personnel and others, significant additional work remains to be done to confirm the full extent of inappropriate uses of the companies’ assets and their effects on the companies. Based on the information obtained in the investigation to date, the special committee believes that the questionable transfers to the Cash-controlled entity involved a total of approximately $10 million as originally announced. The special committee and its advisers are also working to determine the effect of those transfers on the companies’ financial statements, the methods by which the companies’ internal controls may have been circumvented by those transferring the funds, and the appropriate remedial measures. In addition, the special committee is attempting to identify possible sources of recovery of the assets that were inappropriately transferred. At this time, the companies cannot accurately predict when the investigation will be complete, what the results of that investigation will be, or whether any recovery of the missing assets can be made.

On December 5, 2008, the Board of Directors of Quest Midstream GP, LLC formally determined that no third quarter distribution would be paid on the units of Quest Midstream Partners, L.P.

On January 14, 2009, the boards of QRCP and the general partner of QELP announced the election of Eddie M. LeBlanc as Chief Financial Officer of these two entities. Mr. LeBlanc is an experienced E&P CFO and replaces Jack Collins, who was appointed Interim Chief Financial Officer in September 2008. Mr. Collins will continue in the role of Executive Vice President Finance/Corporate Development of the Quest entities where he will focus on the development and implementation of the organization’s strategic plan and capital structure.

High Sierra Energy, L.P. (“High Sierra”) continued to experience tightening of its transactional trade finance credit line. The challenging credit environment was made more difficult by High Sierra’s exposure to a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code filed by SemGroup, L.P. and certain of its North American subsidiaries on July 22, 2008. High Sierra Crude Oil & Marketing and certain of High Sierra’s other subsidiaries, had a material aggregate net exposure to the SemGroup bankruptcy in the form of unsecured trade receivables. In response to these challenges High Sierra has utilized cash generated from operations to reduce borrowings and to support its marketing businesses.

During our fiscal quarter ended August 31, 2008, High Sierra elected to distribute additional common units in lieu of a cash distribution. In addition, High Sierra’s senior management voluntarily chose to forego receiving any distributions, including payments-in-kind, on their LP units and in connection with their interests in High Sierra’s general partner. During our fiscal quarter ended November 30, 2008, High Sierra’s Board of Directors again determined that the most prudent course of action would be to distribute additional common units in lieu of a cash distribution, instead utilizing the cash to support the company’s marketing businesses during this period of constrained credit. This quarter all investors that were entitled to distributions received additional common units in lieu of a cash distribution.

Results of Operations

Set forth are the results of operations for the year ended November 30, 2008 as compared to November 30, 2007. Comparisons to the period from December 8, 2005 through November 30, 2006 are not considered meaningful as we had not completed our initial public offering and we were not fully invested.

Investment Income: Investment income decreased $90,991 for the year ended November 30, 2008 as compared to November 30, 2007; however, total distributions from investments increased $3,168,089 in comparison to the prior fiscal year. The decrease in investment income is generally due to the reclassification of investment income and return of capital based on the 2007 tax reporting information we received from the individual portfolio companies after November 30, 2007 (as described in Note 2D to the financial statements). The increase in total distributions from investments is attributable to follow-on investments and distribution increases during the year from several of our portfolio companies.

The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of November 30, 2008 was 8.0 percent as compared to 8.8 percent at November 30, 2007. The decrease in the weighted average yield to cost is related to slightly lower yields on securities received from our two realization events this year as described above, as well as Quest’s non-payment of a distribution during the quarter ended November 30, 2008.

Net Expenses: Net expenses decreased $733,002 in fiscal 2008 as compared to fiscal 2007. The decrease is attributed to a reduction in the capital gain incentive fee accrual this year and higher leverage costs which were incurred in 2007 (we incurred a redemption premium and issuance costs on previously outstanding Series A Redeemable Preferred Stock which was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of our initial public offering). The provision for capital gain incentive fees results from the increase or decrease in fair value and unrealized appreciation or depreciation on investments. During the year ended November 30, 2008, we reversed the prior year’s accrual for capital gain incentive fees as a result of the decrease in fair value of the investment portfolio. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gains fees were due or payable at November 30, 2008 or November 30, 2007.

Distributable Cash Flow: Our portfolio generates cash flow to us from which we pay distributions to stockholders. When our Board of Directors determines the amount of any distribution we expect to pay our stockholders, it will review distributable cash flow (“DCF”). DCF is distributions received from investments less our total expenses. The total distributions received from our investments include the amount received by us as cash distributions from equity investments, paid-in-kind distributions, and dividend and interest payments. Total expenses include current or anticipated operating expenses, leverage costs and current income taxes on our operating income. Total expenses do not include deferred income taxes or accrued capital gain incentive fees. Distributions paid to stockholders may exceed distributable cash flow for the period. Historically we have included all paid-in-kind distributions in distributable cash flow, however, in the future, we do not intend to include in distributable cash flow the value of distributions received from portfolio companies which are paid in stock as a result of credit constraints, market dislocation, or other similar issues.

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

Distributable cash flow increased $4,049,691 in fiscal 2008 as compared to fiscal 2007. The following table represents DCF for the years ended November 30, 2008 and 2007:

	Year Ended	Year Ended
Distributable Cash Flow	November 30, 2008	November 30, 2007
Total from Investments
Distributions from investments	$9,688,521	$6,520,432
Distributions paid in stock (1)	2,186,767	295,120
Interest income from investments	1,103,059	921,978
Dividends from money market mutual funds	18,205	624,385
Other income	28,987	-
Total from Investments	13,025,539	8,361,915

Operating Expenses Before Leverage Costs and Current Taxes
Advisory fees (net of expense reimbursement by Adviser)	1,928,109	1,831,878
Other operating expenses (excluding capital gain incentive fees)	1,037,624	1,094,677
Total Operating Expenses	2,965,733	2,926,555
Distributable cash flow before leverage costs and current taxes	10,059,806	5,435,360
Leverage Costs	1,650,926	1,076,171
Distributable Cash Flow	$8,408,880	$4,359,189

Distributions paid on common stock	$9,265,351	$5,349,244

Payout percentage for period (2)	110%	123%

DCF/GAAP Reconciliation
Distributable Cash Flow	$8,408,880	$4,359,189
Adjustments to reconcile to Net Investment Loss, before Income Taxes
Distributions paid in stock	(2,186,767)	(295,120)
Return of capital on distributions received from equity investments	(7,894,819)	(5,031,851)
Capital gain incentive fees	307,611	(307,611)
Loss on redemption of preferred stock	-	(731,713)
Net Investment Loss, before Income Taxes	$(1,365,095)	$(2,007,106)

(1)

Distributions paid in stock for the year ended November 30, 2008 include paid-in-kind distributions from Lonestar Midstream Partners, LP, High Sierra Energy, LP and High Sierra Energy GP, LLC. Distributions paid in stock for the year ended November 30, 2007 include paid-in-kind distributions from Lonestar Midstream Partners, LP.

(2)	Distributions paid as a percentage of Distributable Cash Flow.

Distributions: The following table sets forth distributions for the two years ended November 30, 2008 and 2007.

Record Date	Payment Date	Amount
November 20, 2008	November 28, 2008	$0.2650
August 21, 2008	September 2, 2008	$0.2650
May 22, 2008	June 2, 2008	$0.2625
February 21, 2008	March 3, 2008	$0.2500

November 23, 2007	November 30, 2007	$0.2300
August 21, 2007	September 4, 2007	$0.1800
May 22, 2007	June 1, 2007	$0.1600
January 31, 2007	February 7, 2007	$0.1000

Net Investment Loss: Net investment loss for the year ended November 30, 2008 was $978,493 as compared to a net investment loss of $1,565,774 in the prior year. The decreased loss is primarily related to the decrease in net expenses described above.

Net Realized and Unrealized Gain (Loss): We had unrealized depreciation of $29,595,528 (after deferred taxes) as compared to unrealized appreciation of $6,548,370 (after deferred taxes) in the prior year. We had realized gains this year of $6,203,788 (after deferred taxes) as compared to realized gains last year of $161,380 (after deferred taxes). The realized gains for this year are attributable to the LONESTAR and Millennium realization events and the VantaCore debt redemption as previously described.

Recent Developments

We invested $515,000 on December 5, 2008 in Mowood in the form of a promissory note with a fixed annual interest rate equal to 9.0 percent and a maturity date of December 31, 2008. The proceeds were used by Mowood for working capital purposes. On December 8, 2008, we entered into an agreement with Mowood to amend and combine the existing subordinated debt and multiple promissory notes into a single new promissory note with a principal balance of $8,800,000. The new note has an annual interest rate of 9.0 percent and a maturity date of December 31, 2009. The initial interest payment, which includes accrued but unpaid interest on the previously outstanding notes, is due on December 31, 2008. Due to the start-up nature of Timberline (subsidiary of Mowood) and the delays encountered in completing its first three landfill gas to energy projects, we deemed it prudent to reduce the interest rate charged on Mowood’s debt and distributions on invested equity to 9.0 percent to provide Mowood more operational flexibility and to reduce the risk of non-compliance with loan covenants. As Timberline matures, we would anticipate increasing the distribution and interest rates subject to continued compliance with bank covenants and Mowood’s operational needs.

On January 20, 2009, our President, Ed Russell, accepted his election to fill a vacant seat on Abraxas’ board of directors.

Liquidity and Capital Resources

We expect to raise additional capital to support our future growth through equity offerings, rights offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act and our current credit facility and subject to market conditions. We generally may not issue additional common shares at a price below our net asset value (net of any sales load (underwriting discount)) without first obtaining approval of our stockholders and Board of Directors. We are restricted in our ability to incur additional debt by the terms of our credit facility. We have filed an initial shelf registration statement with the Securities and Exchange Commission, which when effective, will allow us to prudently raise additional capital.

Total leverage outstanding on our credit facility at November 30, 2008 was $22,200,000 a decrease of $8,350,000 compared to November 30, 2007. At November 30, 2008, our total leverage represented approximately 20 percent of total assets, including deferred tax. We are, and intend to remain, in compliance with our asset coverage ratios under the Investment Company Act of 1940 and our basic maintenance covenants under our credit facility.

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of November 30, 2008.

	Payments due by period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
	Total
Secured revolving credit facility (1)	$22,200,000	$22,200,000		-	-
	$22,200,000	$22,200,000		-	-

(1)	At November 30, 2008, the outstanding balance under the credit facility was $22,200,000, with a maturity date of March 20, 2009.

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

For the year ended November 30, 2008, the average principal balance and interest rate for the period during which the credit facility was utilized were $32,033,333 and 4.76 percent, respectively. As of November 30, 2008, the principal balance outstanding was $22,200,000 at a rate of 3.65 percent. We intend to renew or replace the credit facility upon maturity; however, there can be no assurance that we can obtain such financing on terms that we find acceptable, if at all.

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

Security Transactions and Investment Income Recognition

Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from our equity investments generally are comprised of ordinary income, capital gains and return of capital from the portfolio company. We record investment income and returns of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each portfolio company and/or other industry sources. These estimates may subsequently be revised based on information received from the portfolio companies after their tax reporting periods are concluded, as the actual character of these distributions are not known until after our fiscal year end.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider fluctuations in the value of our equity securities and the cost of capital under our credit facility to be our principal market risk.

We carry our investments at fair value, as determined by our Board of Directors. The fair value of securities is determined using readily available market quotations from the principal market if available. The fair value of securities that are not publicly traded or whose market price is not readily available is determined in good faith by our Board of Directors. Because there are no readily available market quotations for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have readily available market quotations, the fair value of our investments may differ significantly from the fair values that would have been used had a ready market quotation existed for such investments, and these differences could be material.

As of November 30, 2008, the fair value of our investment portfolio (excluding short-term investments) totaled $105,790,858. We estimate that the impact of a 10 percent increase or decrease in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $6,559,033.

Our revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent. We estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over a one year period would either increase or decrease net investment income by approximately $325,672.

Debt investments in our portfolio may be based on floating or fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of November 30, 2008, we had no floating rate debt investments outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Management of Tortoise Capital Resources Corporation (the “Company”) is responsible for the preparation, consistency, integrity, and fair presentation of the financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis and, in management’s opinion, are fairly presented. The financial statements include amounts that are based on management’s informed judgments and best estimates.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has established and maintains comprehensive systems of internal control that provide reasonable assurance as to the consistency, integrity, and reliability of the preparation and presentation of financial statements and the safeguarding of assets. The concept of reasonable assurance is based upon the recognition that the cost of the controls should not exceed the benefit derived. Management monitors the systems of internal control and maintains an internal auditing program that assesses the effectiveness of internal control. Management assessed the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Report).

Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of November 30, 2008.

The Board of Directors exercises its oversight role with respect to the Company’s systems of internal control primarily through its Audit and Valuation Committee, which is comprised solely of independent outside directors. The Committee oversees the Company’s systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

The Company’s financial statements have been audited by Ernst & Young LLP (“Ernst & Young”), independent registered public accounting firm. As part of its audit, Ernst & Young considers the Company’s internal control to plan the audit and determine the nature, timing and extent of audit procedures considered necessary to render its opinion as to the fair presentation, in all material respects, of the financial statements, which is based on independent audits made in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Ernst & Young has issued an audit report on the Company’s internal control over financial reporting. This report begins on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tortoise Capital Resources Corporation

We have audited Tortoise Capital Resources Corporation’s (the “Company”) internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Company, including the schedules of investments, as of November 30, 2008 and 2007, and the related statements of operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended November 30, 2008 and for the period from December 8, 2005 (commencement of operations) through November 30, 2006, and our report dated February 9, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri
February 9, 2009

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our proxy statement for our 2009 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our proxy statement for our 2009 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our proxy statement for our 2009 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our proxy statement for our 2009 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our proxy statement for our 2009 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	The Financial Statements listed in the Index to Financial Statements on Page F-1.

2.	The Exhibits listed in the Exhibit Index below.

Exhibit
No.	Description of Document
3.1	Articles of Incorporation (1)

3.2	Articles Supplementary (2)

3.3	Bylaws (3)

4.1	Form of Stock Certificate (2)

4.2	Form of Warrant dated December 2006 (2)

4.3	Registration Rights Agreements with Merrill Lynch & Co; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated dated January 9, 2006 (1)

4.4	Registration Rights Agreement dated April 2007 (4)

10.1	Dividend Reinvestment Plan (5)

10.2	Investment Advisory Agreement with Tortoise Capital Advisors, L.L.C. dated January 1, 2007 (2)

10.3	Expense Reimbursement and Partial Fee Waiver Agreement dated as of November 30, 2007 by and among Tortoise Capital Resources Corporation and Tortoise Capital Advisors, LLC (6)

10.4	Sub-Advisory Agreement with Kenmont Investments Management, L.P. dated January 1, 2007 (2)

10.5	Custody Agreement with U.S. Bank National Association dated September 13, 2005 (1)

10.6	Stock Transfer Agency Agreement with Computershare Investor Services, LLC dated September 13, 2005 (1)

10.7	Administration Agreement with Tortoise Capital Advisors, L.L.C. dated November 14, 2006 (2)

10.8	Warrant Agreement with Computershare Investor Services, LLC as Warrant Agent dated December 8, 2005 (1)

10.9	Credit Agreement dated April 23, 2007 (7)

10.10	First Amendment to Credit Agreement dated July 18, 2007 (8)

10.11	Second Amendment to Credit Agreement dated September 28, 2007 (9)

10.12	Security Agreement dated April 23, 2007 (7)

10.13

Third Amendment to Credit Agreement, dated as of March 21, 2008, by and among the Company and U.S. Bank, N.A. as a lender, agent and lead arranger, Bank of Oklahoma, N.A. and First National Bank of Kansas (10)

10.14

Fourth Amendment to Credit Agreement, dated as of March 28, 2008, by and among the Company and U.S. Bank, N.A. as a lender, agent and lead arranger, First National Bank of Kansas and Wells Fargo Bank, N.A. (11)

10.15	Expense Reimbursement Agreement dated as of November 11, 2008 by and among Tortoise Capital Resources Corporation and Tortoise Capital Advisors, LLC (12)

14.1	Code of Ethics for Principal Executive Officer and Principal Financial Officer—filed herewith

24	Power of Attorney (included on the signature page)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2, filed August 28, 2006 (File No. 333-136923).

(2)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed January 9, 2007 (File No. 333-136923).

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed January 21, 2009.

(4)	Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed July 3, 2007 (File No. 333-142859)

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007.

(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 6, 2007.

(7)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed April 27, 2007.

(8)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed July 20, 2007.

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed October 3, 2007.

(10)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed March 27, 2008.

(11)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed April 1, 2008.

(12)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 12, 2008.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tortoise Capital Resources Corporation

We have audited the accompanying statements of assets and liabilities of Tortoise Capital Resources Corporation (the Company), including the schedules of investments, as of November 30, 2008 and 2007, and the related statements of operations, changes in net assets, cash flows, and the financial highlights for each of the two years in the period ended November 30, 2008, and for the period from December 8, 2005 (commencement of operations) through November 30, 2006. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Tortoise Capital Resources Corporation at November 30, 2008 and 2007, the results of its operations, changes in its net assets, its cash flows, and its financial highlights for each of the two years in the period ended November 30, 2008, and for the period from December 8, 2005 (commencement of operations) through November 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tortoise Capital Resources Corporation's internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 9, 2009

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	November 30, 2008	November 30, 2007
Assets
Investments at fair value, control (cost $30,418,802 and $20,521,816, respectively)	$30,213,280	$23,292,904
Investments at fair value, affiliated (cost $56,662,500 and $95,507,198, respectively)	48,016,925	98,007,275
Investments at fair value, non-affiliated (cost $49,760,304 and $31,716,576, respectively)	27,921,025	37,336,154
Total investments (cost $136,841,606 and $147,745,590, respectively)	106,151,230	158,636,333
Income tax receivable	212,054	218,935
Receivable for Adviser expense reimbursement	88,925	94,181
Interest receivable from control investments	76,609	68,686
Dividends receivable	696	1,419
Deferred tax asset, net	5,683,747	-
Prepaid expenses and other assets	107,796	154,766
Total assets	112,321,057	159,174,320

Liabilities
Base management fees payable to Adviser	533,552	565,086
Accrued capital gain incentive fees payable to Adviser (Note 4)	-	307,611
Payable for investments purchased	-	1,235,994
Accrued expenses and other liabilities	362,205	419,744
Short-term borrowings	22,200,000	30,550,000
Deferred tax liability, net	-	4,182,919
Total liabilities	23,095,757	37,261,354
Net assets applicable to common stockholders	$89,225,300	$121,912,966

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding
at November 30, 2008 and 945,774 issued and outstanding at
November 30, 2007 (5,000,000 authorized)	$1,370,700	$1,370,957
Capital stock, $0.001 par value; 8,962,147 shares issued and outstanding at November 30, 2008 and 8,858,168 issued and outstanding
at November 30, 2007 (100,000,000 shares authorized)	8,962	8,858
Additional paid-in capital	106,869,132	115,186,412
Accumulated net investment loss, net of income taxes	(2,544,267)	(1,565,774)
Accumulated realized gain, net of income taxes	6,364,262	160,474
Net unrealized appreciation (depreciation) of investments, net of income taxes	(22,843,489)	6,752,039
Net assets applicable to common stockholders	$89,225,300	$121,912,966

Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$9.96	$13.76

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2008

Company	Energy Infrastructure Segment	Type of Investment	Cost	Fair Value
Control Investments (1)
Mowood, LLC	Midstream/Downstream	Equity Interest (99.6%) (2)	$5,000,000	$5,739,087
		Subordinated Debt (12% Due 7/1/2016) (2)	7,050,000	7,050,000
		Promissory Notes (9% Due 12/31/08) (2)	1,235,000	1,235,000
VantaCore Partners LP	Aggregates	Common Units (933,430) (2)	16,989,861	15,868,310
		Incentive Distribution Rights (988) (2) (6)	143,941	320,883
Total Control Investments - 33.9% (3)			30,418,802	30,213,280

Affiliated Investments (4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685) (2) (5)	22,930,679	19,550,336
International Resource Partners LP	Coal	Class A Units (500,000) (2)	8,933,333	9,500,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900) (2) (6) (7)	4,444,986	4,000,000
LSMP GP, LP	Midstream	GP LP Units (180) (2) (6) (7)	168,514	500,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946) (2) (6)	20,184,988	14,466,589
Total Affiliated Investments - 53.8% (3)			56,662,500	48,016,925

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181) (2)	6,742,023	4,051,629
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Common Units (659,071) (8)	9,892,328	5,219,842
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (373,224) (2) (8)	5,044,980	2,896,218
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (212,404) (2) (8) (9)	2,920,555	1,548,425
EV Energy Partners, L.P.	Upstream	Common Units (217,391) (8)	7,247,077	2,869,561
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%) (2) (5)	2,010,355	1,898,080
Legacy Reserves LP	Upstream	Limited Partner Units (264,705) (8)	3,454,771	2,384,992
Penn Virginia Resource Partners, L.P.	Midstream/Coal	Unregistered Common Units (468,001) (2) (8)	10,437,920	6,027,853
Penn Virginia GP Holdings, L.P.	Midstream/Coal	Unregistered Common Units (59,503) (2) (8)	1,649,923	664,053
First American Government Obligations Fund	Short-term investment	Class Y shares	360,372	360,372
Total Non-affiliated Investments - 31.3% (3)			49,760,304	27,921,025

Total Investments - 119.0% (3)			$136,841,606	$106,151,230

(1)

Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.

(2)

Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $95,316,463, which represents 106.8% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.

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

(5)	Security distributions are paid-in-kind.
(6)	Currently non-income producing.
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
(9)

Units are held in an escrow account, along with restricted cash, to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2007

Company	Energy Infrastructure Segment	Type of Investment	Cost	Fair Value
Control Investments (1)
Mowood, LLC	Downstream	Equity Interest (100%) (2)	$1,500,000	$2,816,148
		Subordinated Debt (12% Due 7/1/2016) (2)	7,050,000	7,050,000
VantaCore Partners LP	Aggregates	Common Units (425,000) (2)	8,169,420	9,458,350
		Subordinated Debt (10.73% Due 5/21/2014) (2) (3)	3,750,000	3,750,000
		Incentive Distribution Rights (789) (2) (7)	52,396	218,406
Total Control Investments - 19.1% (4)			20,521,816	23,292,904

Affiliated Investments (5)
High Sierra Energy, LP	Midstream	Common Units (999,614) (2)	24,005,079	27,279,466
International Resource Partners LP	Coal	Class A Units (500,000) (2)	9,840,000	9,048,521
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,184,532) (2) (6)	23,395,520	23,418,198
LSMP GP, LP	Midstream	GP LP Units (180 units) (2)	549,142	679,482
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946) (2)	21,235,694	21,847,501
Millennium Midstream Partners, LP	Midstream	Class A Common Units (875,000) (2)	16,437,410	15,452,412
		Incentive Distribution Rights (78) (2) (7)	44,353	218,695
Total Affiliated Investments - 80.4% (4)			95,507,198	98,007,275

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181) (2)	7,286,495	7,365,704
Eagle Rock Energy Partners, L.P.	Midstream	Common Units (659,071) (8)	10,931,340	13,893,217
EV Energy Partners, L.P.	Upstream	Common Units (217,391) (2) (8)	7,407,816	7,356,511
Legacy Reserves LP	Upstream	Limited Partner Units (264,705) (8)	3,871,099	5,654,099
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%) (2)	2,000,324	2,847,121
First American Government Obligations Fund	Short-term investment	Class Y shares	219,502	219,502
Total Non-affiliated Investments - 30.6% (4)			31,716,576	37,336,154

Total Investments - 130.1% (4)			$147,745,590	$158,636,333

(1)

Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.

(2)

Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $138,869,515, which represents 113.9% of net assets applicable to common stockholders. These securities are deemed to be restricted; see Note 7 to the financial statements for further disclosure.

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

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS

			Period from December 8,
	Year Ended	Year Ended	2005 (1) through
	November 30, 2008	November 30, 2007	November 30, 2006
Investment Income
Distributions from investments
Control investments	$1,576,716	$389,720	$-
Affiliated investments	4,699,082	4,245,481	100,000
Non-affiliated investments	3,412,723	1,885,231	4,122,244
Total distributions from investments	9,688,521	6,520,432	4,222,244
Less return of capital on distributions	(7,894,819)	(5,031,851)	(3,808,154)
Net distributions from investments	1,793,702	1,488,581	414,090
Interest income from control investments	1,103,059	921,978	270,633
Dividends from money market mutual funds	18,205	624,385	1,210,120
Fee income	-	-	225,000
Other income	28,987	-	-
Total Investment Income	2,943,953	3,034,944	2,119,843

Operating Expenses
Base management fees	2,313,731	1,926,059	634,989
Capital gain incentive fees (Note 4)	(307,611)	307,611	-
Professional fees	642,615	727,055	205,018
Administrator fees	107,325	81,002	1,322
Directors' fees	86,406	84,609	69,550
Reports to stockholders	58,943	53,610	15,810
Fund accounting fees	34,546	32,183	25,536
Registration fees	29,668	40,660	-
Custodian fees and expenses	17,426	10,174	6,647
Stock transfer agent fees	13,538	13,600	17,329
Other expenses	47,157	51,784	18,944
Total Operating Expenses	3,043,744	3,328,347	995,145
Interest expense	1,650,926	847,421	-
Preferred stock distributions	-	228,750	-
Loss on redemption of preferred stock	-	731,713	-
Total Interest Expense, Preferred Stock Distributions
and Loss on Redemption of Preferred Stock	1,650,926	1,807,884	-
Total Expenses	4,694,670	5,136,231	995,145
Less expense reimbursement by Adviser	(385,622)	(94,181)	-
Net Expenses	4,309,048	5,042,050	995,145
Net Investment Income (Loss), before Income Taxes	(1,365,095)	(2,007,106)	1,124,698
Current tax benefit (expense)	(6,881)	261,667	(266,455)
Deferred tax benefit (expense)	393,483	179,665	(124,967)
Income tax benefit (expense)	386,602	441,332	(391,422)
Net Investment Income (Loss)	(978,493)	(1,565,774)	733,276

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments, before deferred tax expense	8,716,197	260,290	(1,462)
Current tax benefit	-	-	556
Deferred tax expense	(2,512,409)	(98,910)	-
Net realized gain (loss) on investments	6,203,788	161,380	(906)
Net unrealized appreciation (depreciation) of control investments	(2,976,609)	2,771,088	-
Net unrealized appreciation (depreciation) of affiliated investments	(11,145,652)	2,262,736	328,858
Net unrealized appreciation (depreciation) of non-affiliated investments	(27,458,859)	5,528,064	-
Net unrealized appreciation (depreciation), before deferred taxes	(41,581,120)	10,561,888	328,858
Deferred tax benefit (expense)	11,985,592	(4,013,518)	(125,189)
Net unrealized appreciation (depreciation) of investments	(29,595,528)	6,548,370	203,669
Net Realized and Unrealized Gain (Loss) on Investments	(23,391,740)	6,709,750	202,763

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders
Resulting from Operations	$(24,370,233)	$5,143,976	$936,039

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders
Resulting from Operations Per Common Share:
Basic and Diluted	$(2.74)	$0.66	$0.30

Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	8,887,085	7,751,591	3,088,596

     (1)     Commencement of Operations

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

			Period from
			December 8, 2005 (1)
	Year Ended	Year Ended	through
	November 30, 2008	November 30, 2007	November 30, 2006
Operations
Net investment income (loss)	$(978,493)	$(1,565,774)	$733,276
Net realized gain (loss) on investments	6,203,788	161,380	(906)
Net unrealized appreciation (depreciation) of investments	(29,595,528)	6,548,370	203,669
Net increase (decrease) in net assets applicable to common stockholders resulting from operations	(24,370,233)	5,143,976	936,039

Distributions to Common Stockholders
Net investment income	-	-	(639,220)
Return of capital	(9,265,351)	(5,349,244)	(410,903)
Total distributions to common stockholders	(9,265,351)	(5,349,244)	(1,050,123)

Capital Stock Transactions
Proceeds from initial offering of 3,066,667 common shares and 772,124 warrants	-	-	46,000,005
Proceeds from initial public offering of 5,740,000 common shares	-	86,100,000	-
Proceeds from issuance of 185,000 warrants	-	283,050	-
Proceeds from exercise of 180 warrants	2,700	-	-
Proceeds from exercise of 11,350 warrants	-	170,250	-
Underwriting discounts and offering expenses associated with the issuance of
common stock	-	(7,006,341)	(3,769,373)
Issuance of 103,799 and 18,222 common shares from reinvestment of distributions to stockholders, respectively	945,218	242,873	-
Net increase in net assets, applicable to common stockholders, from capital stock transactions	947,918	79,789,832	42,230,632
Total increase (decrease) in net assets applicable to common stockholders	(32,687,666)	79,584,564	42,116,548

Net Assets
Beginning of year	121,912,966	42,328,402	211,854
End of year	$89,225,300	$121,912,966	$42,328,402
Accumulated net investment loss, net of income taxes, at the end of year	$(2,544,267)	$(1,565,774)	$-

     (1)     Commencement of Operations

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS

			Period from December 8,
	Year Ended	Year Ended	2005 (1) through
	November 30, 2008	November 30, 2007	November 30, 2006
Cash Flows From Operating Activities
Distributions received from investments	$9,688,521	$6,520,432	$4,222,244
Interest and dividend income received	1,106,776	1,535,673	1,412,509
Fee income received	-	-	225,000
Purchases of long-term investments	(37,817,772)	(114,999,341)	(42,065,001)
Proceeds from sale of long-term investments	48,568,485	640,656	1,440,143
Proceeds (purchases) of short-term investments, net	(140,878)	5,211,912	(5,431,414)
Interest expense paid	(1,736,407)	(665,865)	-
Current tax expense paid	-	-	(179,513)
Distributions to preferred stockholders	-	(228,750)	-
Operating expenses paid	(3,001,292)	(2,438,378)	(1,110,387)
Net cash provided by (used in) operating activities	16,667,433	(104,423,661)	(41,486,419)
Cash Flows from Financing Activities
Issuance of common stock (including warrant exercises)	2,700	86,270,250	46,000,005
Common stock issuance costs	-	(6,841,555)	(3,769,373)
Issuance of preferred stock	-	18,216,950	-
Redemption of preferred stock	-	(18,870,000)	-
Preferred stock issuance costs	-	(78,663)	-
Issuance of warrants	-	283,050	-
Advances from revolving line of credit	22,750,000	46,450,000	-
Repayments on revolving line of credit	(31,100,000)	(15,900,000)	-
Distributions paid to common stockholders	(8,320,133)	(5,106,371)	(1,050,123)
Net cash provided by (used in) financing activities	(16,667,433)	104,423,661	41,180,509
Net change in cash	-	-	(305,910)
Cash--beginning of year	-	-	305,910
Cash--end of year	$-	$-	$-

Reconciliation of net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by (used in) operating activities
Net increase (decrease) in net assets applicable to
common stockholders resulting from operations	$(24,370,233)	$5,143,976	$936,039
Adjustments to reconcile net increase (decrease)
in net assets applicable to common stockholders
resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(36,592,256)	(116,235,335)	(42,065,001)
Return of capital on distributions received	7,894,819	5,031,851	3,808,154
Proceeds from sale of long-term investments, net	48,568,485	640,656	1,440,143
Proceeds (purchases) of short-term investments, net	(140,878)	5,211,912	(5,431,414)
Accrued capital gain incentive fees payable to Adviser	(307,611)	307,611	-
Deferred income taxes, net	(9,866,666)	3,932,763	250,156
Amortization of issuance costs	18,553	9,900	-
Realized (gain) loss on investments	(8,716,197)	(260,290)	1,462
Loss on redemption of preferred stock	-	731,713	-
Net unrealized depreciation (appreciation) of investments	41,581,120	(10,561,888)	(328,858)
Changes in operating assets and liabilities:
Increase in income tax receivable	-	(218,935)	-
Increase in interest, dividend and distribution receivable	(7,200)	(1,860)	(68,245)
(Increase) decrease in prepaid expenses and other assets	(92,432)	72,074	(289,253)
Increase (decrease) in current tax liability	6,881	(86,386)	86,386
Increase (decrease) in base management fees payable to
Adviser, net of expense reimbursement	(26,278)	358,140	112,765
Increase (decrease) in payable for investments purchased	(1,235,994)	1,235,994	-
Increase (decrease) in accrued expenses and other liabilities	(46,680)	264,443	61,247
Total adjustments	41,037,666	(109,567,637)	(42,422,458)
Net cash provided by (used in) operating activities	$16,667,433	$(104,423,661)	$(41,486,419)

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$945,218	$242,873	$-

(1)	Commencement of Operations.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

			Period from
			December 8, 2005 (1)
	Year Ended	Year Ended	through
	November 30, 2008	November 30, 2007	November 30, 2006
Per Common Share Data (2)
Net Asset Value, beginning of period	$13.76	$13.70	$-
Initial offering price	-	-	15.00
Underwriting discounts and offering costs on issuance of common shares	-	0.01	(1.22)
Income from Investment Operations:
Net investment income (loss) (3)	(0.11)	(0.18)	0.21
Net realized and unrealized gain (loss) on investments (3)	(2.65)	0.90	0.05
Total increase (decrease) from investment operations	(2.76)	0.72	0.26
Less Distributions to Common Stockholders:
Net investment income	-	-	(0.21)
Return of capital	(1.04)	(0.67)	(0.13)
Total distributions to common stockholders	(1.04)	(0.67)	(0.34)
Net Asset Value, end of period	$9.96	$13.76	$13.70
Per common share market value, end of period	$5.21	$11.66	N/A
Total Investment Return, including capital gain incentive fees, based on net asset value (4)	(18.83)%	5.35%	(6.39)%
Total Investment Return, excluding capital gain incentive fees, based on net asset value (4)	(20.93)%	5.57%	(6.39)%
Total Investment Return, based on market value (5)	(49.89)%	19.05%	N/A
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000's)	$89,225	$121,913	$42,328
Ratio of expenses (including current and deferred income tax expense (benefit)
and capital gain incentive fees) to average net assets (6) (7) (8)	(5.72)%	8.35%	3.64%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
to average net assets (6) (9)	4.44%	4.69%	2.40%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
and capital gain incentive fees) to average net assets (6) (9) (10)	4.76%	4.40%	2.40%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) and capital gain incentive fees (6) (9) (10)	(1.73)%	(1.58)%	2.71%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) (6) (8) (9)	(1.41)%	(1.87)%	2.71%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense (benefit) and capital gain incentive fees (6) (7) (8)	8.76%	(5.52)%	1.47%
Portfolio turnover rate (6)	24.55%	0.62%	9.51%
Short-term borrowings, end of period (000's)	$22,200	$30,550	$-
Asset coverage, per $1,000 of short-term borrowings (11)	$5,019	$4,991	N/A
Asset coverage ratio of short-term borrowings (11)	502%	499%	N/A

(1)	Commencement of Operations.
(2)	Information presented relates to a share of common stock outstanding for the entire period.
(3)

The per common share data for the years ended November 30, 2008, November 30, 2007 and the period from December 8, 2005 through November 30, 2006 do not reflect the change in estimate of investment income and return of capital, for the respective period, as described in Note 2D.

(4)

Not annualized for periods less than one year. Total investment return is calculated assuming a purchase of common stock at the initial offering price or net asset value per share as of the beginning of the year, reinvestment of distributions at net asset value, and a sale at net asset value at the end of the year.

(5)

Not annualized for periods less than one year. Total investment return is calculated assuming a purchase of common stock at the initial public offering price, or market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company's dividend reinvestment plan or market value, as applicable, and a sale at the current market price on the last day of the year (excluding brokerage commissions). Our common shares began trading on the New York Stock Exchange under the symbol “TTO” on February 2, 2007 at a price of $15.00 per share.

(6)	Annualized for periods less than one full year.
(7)	For the year ended November 30, 2008, the Company accrued $6,881 in current tax expense and $9,866,666 in deferred tax benefit, net.
For the year ended November 30, 2007, the Company accrued $261,667 in current income tax benefit and $3,932,763 in deferred income tax expense.
For the period from December 8, 2005 through November 30, 2006, the Company accrued $265,899 in current income tax expense and $250,156 in deferred income tax expense.
(8)	For the year ended November 30, 2008, the Company accrued no capital gain incentive fees.

For the year ended November 30, 2007, the Company accrued $307,611 as a provision for capital gain incentive fees.
For the period from December 8, 2005 through November 30, 2006, the Company accrued no capital gain incentive fees.

(9)	The ratio excludes the impact of current and deferred income taxes.
(10)	The ratio excludes the impact of capital gain incentive fees.
(11)

Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the year divided by short-term borrowings outstanding at the end of the year.

See accompanying Notes to Financial Statements.

TORTOISE CAPITAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

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

In October 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non-active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate.

Consistent with SFAS 157, the Company determines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Also, in accordance with SFAS 157, the Company has determined the principal market, or the market in which the Company exits its portfolio investments with the greatest volume and level of activity, to be the private secondary market. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value.

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

The fair value of investments in portfolio companies is determined based on various factors, including enterprise value, observable market transactions, such as recent offers to purchase a company, recent transactions involving the purchase or sale of the equity securities of the company, or other liquidation events. The determined equity values will generally be discounted when the Company has a minority position, is subject to restrictions on resale, has specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other comparable factors exist.

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

An equity security of a publicly traded company acquired in a private placement transaction without registration is subject to restrictions on resale that can affect the security’s liquidity and fair value. Such securities that are convertible into or otherwise will become freely tradable will be valued based on the market value of the freely tradable security less an applicable discount. Generally, the discount will initially be equal to the discount at which the Company purchased the securities. To the extent that such securities are convertible or otherwise become freely tradable within a time frame that may be reasonably determined, an amortization schedule may be determined for the discount.

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

  An independent valuation firm engaged by the Board of Directors to provide third-party valuation consulting services performs certain limited procedures that the Board of Directors has identified and asked it to perform on a selection of these preliminary valuations as determined by the Board of Directors. For the year ended November 30, 2008, the independent valuation firm performed limited procedures on seven portfolio companies comprising approximately 84 percent of the total restricted investments at fair value as of November 30, 2008. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable;

  The Board of Directors assesses the valuations and ultimately determines the fair value of each investment in the Company’s portfolio in good faith.

C. Interest and Fee Income – Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the years ended November 30, 2008 and 2007, the Company received no fee income, and the Company received $225,000 in fee income for the period December 8, 2005 through November 30, 2006.

D. Security Transactions and Investment Income – Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from the Company’s investments in limited partnerships and limited liability companies generally are comprised of ordinary income, capital gains and return of capital. The Company records investment income, capital gains and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

For the period from December 1, 2006 through November 30, 2007, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company had estimated these distributions to be approximately 27 percent investment income and 73 percent return of capital.

Subsequent to November 30, 2007, the Company reclassified the amount of investment income and return of capital it recognized based on the 2007 tax reporting information received from the individual portfolio companies. This reclassification amounted to a decrease in pre-tax net investment income and a corresponding increase in unrealized appreciation of investments of approximately $1,273,000 or $0.142 per share ($805,000 or $0.090 per share, net of deferred tax) for the year ended November 30, 2008.

E. Distributions to Stockholders –The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The Company may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2008 the Company’s distributions, for book purposes, were comprised of 100 percent return of capital, and for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital. For the year ended November 30, 2007, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the period ended December 8, 2005 to November 30, 2006, the company’s distributions, for book purposes, were comprised of 87.3 percent investment income and 12.7 percent return of capital, and for tax purposes were comprised of 41.7 percent investment income and 58.3 percent return of capital.

F. Federal and State Income Taxation – The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent; however, the Company anticipates a marginal effective tax rate of 34 percent due to expectations of the level of taxable income relative to the federal graduated tax rates, including the tax rate anticipated when temporary differences reverse. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.

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

G. Organization Expenses and Offering Costs – The Company is responsible for paying all organization and offering expenses. Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued. Offering costs paid by the Company related to a resale registration statement covering securities issued in private placements prior to the Company’s initial public offering amounting to $90,292 were charged as a reduction of paid-in capital and $28,454 were capitalized and amortized over a one-year period following July 26, 2007, the effective date of the registration statement.

H. Indemnifications – Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company may enter into contracts that provide general indemnification to other parties. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred, and may not occur. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

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

The base management fee is 0.375 percent (1.5 percent annualized) of the Company’s average monthly Managed Assets, calculated and paid quarterly in arrears within thirty days of the end of each fiscal quarter. The term “Managed Assets” as used in the calculation of the management fee means total assets (including any assets purchased with or attributable to borrowed funds but excluding any net deferred tax asset) minus accrued liabilities other than (1) net deferred tax liabilities, (2) debt entered into for the purpose of leverage and (3) the aggregate liquidation preference of any outstanding preferred shares. The base management fee for any partial quarter is appropriately prorated.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the years ended November 30, 2008 and 2007, and the period from December 8, 2005 through November 30, 2006, the Company accrued no investment income fees.

The second part of the incentive fee payable to the Adviser, the capital gain incentive fee, is equal to: (A) 15 percent of (i) the Company’s net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from inception to the end of each fiscal year, less (ii) any unrealized capital depreciation at the end of such fiscal year, less (B) the aggregate amount of all capital gain fees paid to the Adviser in prior fiscal years. The capital gains fee is calculated and payable annually within thirty (30) days of the end of each fiscal year. In the event the Investment Advisory Agreement is terminated, the capital gains fee calculation shall be undertaken as of, and any resulting capital gains fee shall be paid within thirty (30) days of the date of termination. The Adviser may, from time to time, waive or defer all or any part of the compensation described in the Investment Advisory Agreement.

The calculation of the capital gain fee does not include any capital gains that result from that portion of any scheduled periodic distributions made possible by the normally recurring cash flow from the operations of portfolio companies (“Expected Distributions”) that are characterized by the Company as return of capital for U.S. generally accepted accounting principles (“GAAP”) purposes. In that regard, any such return of capital will not be treated as a decrease in the cost basis of an investment for purposes of calculating the capital gains fee. This does not apply to any portion of any distribution from a portfolio company that is not an Expected Distribution. Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security. Unrealized capital depreciation on a security will be calculated as the amount by which the Company’s adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year.

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the years ended November 30, 2008 and 2007, the Company decreased the capital gain incentive fee payable by $307,611 and increased the capital gain incentive fee payable by $307,611, respectively, as a result of the increase or decrease in the fair value of investments and realized gains from investments during the period. No capital gain fees were accrued for the period from December 8, 2005 through November 30, 2006. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees were paid at November 30, 2008, 2007, or 2006.

On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser will reimburse the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On November 11, 2008, the Company entered into an Expense Reimbursement Agreement with the Adviser, for which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2009 and ending December 31, 2009 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the years ended November 30, 2008 and November 30, 2007, the Adviser reimbursed the Company $385,622 and $94,181, respectively.

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

5. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of November 30, 2008, and November 30, 2007 are as follows:

	November 30, 2008	November 30, 2007
Deferred tax assets:
Organization costs	$(26,160)	$(29,280)
Capital gain incentive fees	-	(116,892)
Net unrealized loss on investment securities	(11,287,920)	-
Net operating loss carry forwards	(3,319,098)	(1,397,684)
Valuation allowance	2,814,891	-
	(11,818,287)	(1,543,856)
Deferred tax liabilities:
Net unrealized gains on investment securities	-	4,138,485
Basis reduction of investment in MLPs	6,134,540	1,588,290
	6,134,540	5,726,775
Total net deferred tax (asset) liability	$(5,683,747)	$4,182,919

At November 30, 2008, the Company has recorded a valuation allowance in the amount of $2,814,891 for a portion of its deferred tax asset which it does not believe will, more likely than not, be realized. The entire amount of such allowance was established in the year ended November 30, 2008. The Company estimates based on existence of sufficient evidence, primarily regarding the amount and timing of distributions to be received from portfolio companies, the ability to realize the remainder of its deferred tax assets. Any adjustments to those estimates will be made in the period such determination is made.

The Company has analyzed the tax positions taken and has concluded that it has no uncertain tax positions as described in FIN 48. All of the Company’s tax years remain open and subject to examination for both federal and state purposes. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as part of tax expense. Management has determined a reserve for unrecognized tax benefits is not necessary when the temporary differences represent future deductible amounts rather than future taxable amounts. The Company does not expect any amount of unrecognized tax benefits to be recorded over the next twelve months subsequent to November 30, 2008.

Total income tax expense or benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

			For the period
			December 8, 2005
	Year Ended	Year Ended	through
	November 30, 2008	November 30, 2007	November 30, 2006
Application of statutory income tax rate	$(11,638,206)	$2,997,124	$493,713
State income taxes, net of federal taxes	(951,595)	354,031	58,084
Preferred dividends	-	86,925	-
Loss on redemption of preferred stock	-	278,051	-
Change in prior year tax expense	1,842	(45,035)	-
Change in accrual for state income taxes	(86,717)	-	-
Change in deferred tax valuation allowance	2,814,891	-	(35,742)

Total income tax expense (benefit)	$(9,859,785)	$3,671,096	$516,055

The provision for income taxes is computed by applying the federal statutory rate plus a blended state income tax rate. During the year ended November 30, 2008, the Company re-evaluated its overall federal and state income tax rate, decreasing it from 38.00 percent to 36.78 percent primarily due to a change in accrual for state income taxes. The decrease in tax rate resulted in an $86,717 increase to deferred tax benefit.

The components of income tax include the following for the periods presented:

			For the period
			December 8, 2005
	Year Ended	Year Ended	through
	November 30, 2008	November 30, 2007	November 30, 2006
Current tax expense (benefit)
Federal	$6,361	$(240,141)	$237,909
State	520	(21,526)	27,990
Total current expense (benefit)	$6,881	$(261,667)	$265,899

Deferred tax expense (benefit)
Federal	$(9,120,898)	$3,557,206	$220,062
State	(745,768)	375,557	30,094
Total deferred expense (benefit)	$(9,866,666)	$3,932,763	$250,156

Total tax expense (benefit)	$(9,859,785)	$3,671,096	$516,055

The deferred income tax benefit of $9,866,666 for the year ended November 30, 2008 is net of the change in deferred tax asset valuation allowance of $2,814,891. As of November 30, 2008, the Company had a net operating loss for federal income tax purposes of approximately $9,175,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,911,000 and $5,264,000 in the years 2027 and 2028 respectively. As of November 30, 2008, there was available an alternative minimum tax credit of $3,109, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	November 30, 2008	November 30, 2007
Aggregate cost for federal income
tax purposes	$120,148,896	$143,565,879
Gross unrealized appreciation	4,302,974	16,215,879
Gross unrealized depreciation	(18,300,640)	(1,145,425)
Net unrealized (depreciation) appreciation	$(13,997,666)	$15,070,454

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

  Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of November 30, 2008. These assets are measured on a recurring basis.

Fair Value Measurements at Reporting Date Using

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	November 30, 2008	(Level 1)	(Level 2)	(Level 3)
Investments	$106,151,230	$10,834,767	$9,588,124	$85,728,339

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3) for Investments
Year Ended November 30, 2008
Fair value beginning balance	$131,513,004
Total unrealized gains (losses) included in net increase (decrease) in net
assets applicable to common stockholders	(9,006,873)
Net purchases, issuances and settlements	(30,878,067)
Return of capital adjustments impacting cost basis of security	(5,899,725)
Transfers in (out) of Level 3	-
Fair value ending balance	$85,728,339
The amount of total gains or losses for the period included in net increase (decrease) in net assets applicable to common stockholders attributable to the change in unrealized gains or losses relating to assets still held at the
reporting date	(17,592,003)

Upon adoption of FAS 157, the Company utilized an end of reporting period method for determining transfers into or out of Level 3 for quarterly reporting purposes through August 31, 2008. Under this method, the fair value of the asset (or liability, as applicable) at the end of the period was disclosed as a transfer in/out of Level 3, gains/losses for an asset that transferred into Level 3 during the period were excluded from the reconciliation, and gains/losses for an asset that transferred out of Level 3 were included in the reconciliation. The Company has determined that the beginning of reporting period method provides greater transparency of the effect that unobservable inputs have on fair value measures, and accordingly, this method is the basis for presenting the rollforward above. Under this method, the fair value of the asset at the beginning of the period will be disclosed as a transfer into or out of Level 3, gains/losses for an asset that transfers into Level 3 during the period will be included in the reconciliation, and gains/losses for an asset that transfers out of Level 3 will be excluded from the reconciliation.

7. Restricted Securities

Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The tables below show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of November 30, 2008 and November 30, 2007.

November 30, 2008		Equity				Fair
		Interest, Units				Value as
		or Principal	Acquisition	Acquisition	Fair Value	Percent of
Investment Security		Amount	Date(s)	Cost	Per Unit	Net Assets
Abraxas Energy Partners,	Common Units	450,181	5/25/07	$7,500,015	$9.00	4.5%
L.P.
Eagle Rock Energy	Unregistered	373,224	10/1/08	5,044,980	7.76	3.3
Partners, L.P.	Common Units
Eagle Rock Energy	Unregistered	212,404	10/1/08	2,920,555	7.29	1.7
Partners, L.P. (1)	Common Units
High Sierra Energy, LP (2)	Common Units	1,042,685	11/2/06-	24,828,836	18.75	21.9
			11/15/08
High Sierra Energy GP,	Equity Interest	2.37%	11/2/06-	2,015,969	N/A	2.1
LLC (2)			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	19.00	10.6
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	4,444,986	3.01	4.5
Partners, LP (3)			4/2/08
LSMP GP, LP (3)	GP LP Units	180	7/27/07-	168,514	2,777.78	0.6
			4/2/08
Mowood, LLC	Equity Interest	99.6%	6/5/06-	5,000,000	N/A	6.4
			8/4/08
	Subordinated Debt	$7,050,000	6/5/06-	7,050,000	N/A	7.9
			6/29/07
	Promissory Notes	$1,235,000	9/26/08-	1,235,000	N/A	1.4
			11/26/08
Penn Virginia Resource	Unregistered	468,001	7/24/08	10,786,113	12.88	6.8
Partners, L.P.	Common Units
Penn Virginia GP	Unregistered	59,503	7/24/08	1,680,746	11.16	0.7
Holdings, L.P.	Common Units
Quest Midstream	Common Units	1,180,946	12/22/06-	22,200,001	12.25	16.2
Partners, L.P.			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	17.00	17.8
			8/4/08
	Incentive	988	5/21/07-	143,936	324.78	0.4
	Distribution Rights		8/4/08
				$123,290,100		106.8%

(1)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9—Investment Transactions for additional information.
(2)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units during the quarters ended August 31, 2008 and November 30, 2008.
(3)	See Note 9—Investment Transactions for additional information.

The carrying value per unit of unrestricted common units of Penn Virginia Resource Partners, L.P. was $23.76 on July 24, 2008 and the carrying value per unit of unrestricted common units of Penn Virginia GP Holdings, L.P. was $29.12 on July 24, 2008, the date the Company received the respective restricted common units in a distribution from LONESTAR Midstream Partners, LP and LSMP GP, LP.

The carrying value per unit of unrestricted common units of Eagle Rock Energy Partners, L.P. was $10.64 on October 1, 2008, the date the Company received the respective restricted common units from the sale of Millennium Midstream Partners, LP.

November 30, 2007		Equity				Fair
		Interest, Units				Value as
		or Principal	Acquisition	Acquisition	Fair Value	Percent of
Investment Security		Amount	Date(s)	Cost	Per Unit	Net Assets
Abraxas Energy Partners,	Common Units	450,181	5/25/07	$7,500,015	$16.36	6.0%
L.P.
EV Energy Partners, L.P.	Common Units	217,391	6/1/07	7,499,990	33.84	6.0
High Sierra Energy, LP	Common Units	999,614	11/2/06-	24,828,836	27.29	22.4
			6/15/07
High Sierra Energy GP,	Equity Interest	2.37%	11/2/06-	2,005,491	N/A	2.3
LLC			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	18.10	7.4
Partners LP
LONESTAR Midstream	Class A Units	1,184,532	7/27/07-	23,395,520	19.77	19.1
Partners, LP			9/17/07
LSMP GP, LP	GP LP Units	180	7/27/07-	549,142	3,806.22	0.6
			9/17/07
Millennium Midstream	Class A Common	875,000	12/28/06	17,455,647	17.66	12.7
Partners, LP	Units
	Incentive	78	12/28/06	44,353	3,611.47	0.2
	Distribution Rights
Mowood, LLC	Equity Interest	100%	6/5/06-	1,500,000	N/A	2.3
			5/4/07
	Subordinated Debt	$7,050,000	6/5/06-	7,050,000	N/A	5.8
			6/29/07
Quest Midstream	Common Units	1,180,946	12/22/06-	22,200,001	18.50	18.0
Partners, L.P.			11/1/07
VantaCore Partners LP	Common Units	425,000	5/21/07	8,447,604	22.25	7.8
	Incentive	789	5/21/07	52,396	276.81	0.2
	Distribution Rights
	Subordinated Debt	$3,750,000	5/21/07	3,750,000	N/A	3.1
				$136,278,995		113.9%

8. Investments in Affiliates and Control Entities

Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2008 amounted to $78,230,205, representing 87.7 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2007 amounted to $121,300,179, representing 99.5 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at November 30, 2008 or during the year then ended and at November 30, 2007 or during the year then ended is as follows:

November 30, 2008	Units/					Units/
	Equity					Equity
	Interest/				Gross	Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized	or Interest	Balance	Fair Value
	11/30/07	Additions	Reductions	Gain/(Loss)	Received	11/30/08	11/30/08
High Sierra Energy, LP (1)	999,614	$-	$-	$-	$1,219,529	1,042,685	$19,550,336
International Resource	500,000	-	-	-	800,000	500,000	9,500,000
Partners LP
LONESTAR Midstream	1,184,532	1,477,140	21,531,919	1,104,244	-	1,327,900	4,000,000
Partners, LP (2)
LSMP GP, LP (2)	180	22,860	1,411,450	1,007,962	-	180	500,000
Millennium Midstream	875,000	-	21,652,616	6,491,491	1,207,500	-	-
Partners, LP
Class A Common
Units
Millennium Midstream	78	-	-	-	-	-	-
Partners, LP
Incentive Distribution
Rights
Mowood, LLC	$7,050,000	-	-	-	796,141	$7,050,000	7,050,000
Subordinated Debt
Mowood, LLC	-	1,235,000	-	-	-	$1,235,000	1,235,000
Promissory Notes
Mowood, LLC	100%	3,500,000	-	-	472,501	99.6%	5,739,087
Equity Interest
Quest Midstream	1,180,946	-	-	-	1,472,053	1,180,946	14,466,589
Partners, L.P. (3)
VantaCore Partners LP	$3,750,000	-	3,862,500	112,500	306,918	-	-
Subordinated Debt
VantaCore Partners LP	425,000	9,822,845	-	-	1,104,215	933,430	15,868,310
Common Units
VantaCore Partners LP	789	91,540	-	-	-	988	320,883
Incentive Distribution
Rights
		$16,149,385	$46,458,485	$8,716,197	$7,378,857		$78,230,205

(1)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units during the quarters ended August 31, 2008 and November 30, 2008.
(2)	See Note 9—Investment Transactions for additional information.
(3)	Currently non-income producing. The Board of Directors of Quest Midstream GP, LLC determined that no distribution would be paid on the units of Quest Midstream Partners, LP during the quarter ended November 30, 2008.

November 30, 2007	Units/				Units/
	Equity				Equity
	Interest/			Gross	Interest/
	Principal			Distributions	Principal
	Balance	Gross	Gross	or Interest	Balance	Fair Value
	11/30/06	Additions	Reductions	Received	11/30/07	11/30/07
High Sierra Energy, LP	633,179	$10,000,011	$-	$1,642,056	999,614	$27,279,466
International Resource	-	10,000,000	-	266,667	500,000	9,048,521
Partners LP
LONESTAR Midstream	-	23,395,520	-	-	1,184,532	23,418,198
Partners, LP
LSMP GP, LP	-	549,142	-	-	180	679,482
Millennium Midstream	-	17,481,430	-	1,131,375	875,000	15,452,412
Partners, LP
Class A Common
Units
Millennium Midstream	-	18,570	-	-	78	281,695
Partners, LP
Incentive Distribution
Rights
Mowood, LLC	$4,550,000	2,500,000	-	-	$7,050,000	7,050,000
Subordinated Debt
Mowood, LLC	100%	500,000	-	96,895	100%	2,816,148
Equity Interest
Quest Midstream	-	22,200,001	-	1,205,384	1,180,946	21,847,501
Partners, L.P.
VantaCore Partners LP	-	3,750,000	-	-	$3,750,000	3,750,000
Subordinated Debt
VantaCore Partners LP	-	8,500,000	-	292,825	425,000	9,458,350
Common Units
VantaCore Partners LP	-	-	-	-	789	218,406
Incentive Distribution
Rights
		$98,894,674	$-	$4,635,202		$121,300,179

9. Investment Transactions

For the year ended November 30, 2008, the Company purchased (at cost) securities in the amount of $36,592,256 and sold securities (at proceeds) in the amount of $48,568,485 (excluding short-term debt securities). For the year ended November 30, 2007, the Company purchased (at cost) securities in the amount of $116,235,335 and sold securities (at proceeds) in the amount of $640,656 (excluding short-term debt securities). For the period from December 8, 2005 through November 30, 2006, the Company purchased (at cost) and sold securities (at proceeds) in the amount of $42,065,001 and $1,440,143 (excluding short-term debt securities), respectively.

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

The Company expects to receive a future distribution of 74,609 newly issued unregistered common units of PVR and 9,487 unregistered common units of PVG units from units held in escrow to be released to LONESTAR six to twelve months from the closing date of the transaction (along with cash distributions received on the escrow units retained by the escrow agent). Additionally, the Company anticipates receiving a future cash distribution from LONESTAR of approximately $1,038,090 payable on December 31, 2009 and there are two future contingent payments due LONESTAR for which the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The contingent payments are based on the achievement of specific revenue targets by or before June 30, 2013, no payments are due if these revenue targets are not achieved.

On July 24, 2008, the Company recorded the cash and the unregistered PVR and PVG common units it received at a cost basis equal to the fair value on the date of receipt less a discount for illiquidity. The Company reduced its basis in LONESTAR by $20,427,674, approximately 82 percent of the respective relative value of the entire transaction, resulting in a realized gain of $1,104,244. The Company also reduced its basis in LSMP GP, LP by $403,488, approximately 71 percent of the respective relative value of the entire transaction, resulting in a realized gain of $1,007,962. These realized gains are considered in the calculation of the accrued capital gain incentive fees as described in Note 4; however, these realized gains will not be deemed a realization event for purposes of payment of the capital gain incentive fee until such time as the LONESTAR and LSMP GP, LP units are disposed or sold.

The fair value of the LONESTAR and LSMP GP, LP units as of November 30, 2008 is based on unobservable inputs related to the potential receipt of future payments relative to the sales transaction as described above.

On October 1, 2008, Millennium sold its partnership interests to Eagle Rock Energy Partners, L.P. (EROC) for approximately $181,000,000 in cash and approximately four million EROC unregistered common units. In exchange for its Millennium partnership interests, the Company received $13,687,081 in cash and 373,224 EROC unregistered common units with an aggregate basis of $5,044,980 for a total implied value at closing of approximately $18,732,061. In addition, approximately 212,404 units with an aggregate cost basis of $2,920,555 will be held in escrow for 18 months from the date of the transaction. This includes a reserve the Company has placed against the restricted cash and units held in the escrow for estimated post-closing adjustments. The Company originally invested $17,500,000 in Millennium (including common units and incentive distribution rights), and had an adjusted cost basis of $15,161,125 (after reducing its basis for cash distributions received since investment that were treated as return of capital), resulting in a realized gain for book purposes of $6,491,491. For purposes of the capital gain incentive fee, the realized gain is approximately $4,152,616, which excludes that portion of the fee that would be due as a result of cash distributions which were characterized as return of capital. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.

10. Credit Facility

On April 25, 2007, the Company entered into a committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A. providing for a revolving credit facility of up to $20,000,000. The credit facility is secured with substantially all of the Company’s assets. On July 18, 2007, the maximum principal amount of the revolving credit facility was increased to $35,000,000. On September 28, 2007, the maximum principal amount was increased to $40,000,000 and the facility was amended to include First National Bank of Kansas as a lender. On March 21, 2008, the Company secured an extension to its revolving credit facility and on March 28, 2008, amended the credit agreement to exclude Bank of Oklahoma and include Wells Fargo as a lender, and to increase the total credit facility to $50,000,000. The credit facility matures on March 20, 2009. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter. The credit facility contains a covenant precluding the Company from incurring additional debt.

Under the terms of the credit facility, the Company must maintain asset coverage required under the 1940 Act. If the Company fails to maintain the required coverage, it may be required to repay a portion of an outstanding balance until the coverage requirement has been met. As of November 30, 2008, the Company was in compliance with the terms of the credit facility.

For the year ended November 30, 2008, the average principal balance and interest rate for the period during which the credit facility was utilized were $32,033,333 and 4.76 percent, respectively. As of November 30, 2008, the principal balance outstanding was $22,200,000 at a rate of 3.65 percent.

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

12. Common Stock

The Company has 100,000,000 shares authorized and 8,962,147 shares outstanding at November 30, 2008. Transactions in common stock for the period from December 8, 2005 through November 30, 2006 and the years ended November 30, 2007 and 2008 were as follows:

Shares at December 8, 2005	3,088,596
Shares at November 30, 2006	3,088,596
Shares sold through initial public offering	5,740,000
Shares issued through reinvestment of distributions	18,222
Shares issued upon exercise of warrants	11,350
Shares at November 30, 2007	8,858,168
Shares issued through reinvestment of distributions	103,799
Shares issued upon exercise of warrants	180
Shares at November 30, 2008	8,962,147

13. Warrants

At November 30, 2008, there were 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013. Transactions in warrants for the period from December 8, 2005 through November 30, 2006 and the years ended November 30, 2007 and 2008 were as follows:

Warrants outstanding at December 8, 2005	772,124
Warrants outstanding at November 30, 2006	772,124
Warrants issued in December 2006	185,000
Warrants exercised	(11,350)
Warrants outstanding at November 30, 2007	945,774
Warrants exercised	(180)
Warrants outstanding at November 30, 2008	945,594

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

			Period from
			December 8,
	Year Ended	Year Ended	2005 through
	November 30,	November 30,	November 30,
	2008	2007	2006
Net increase (decrease) in net assets applicable to	$(24,370,233)	$5,143,976	$936,039
common stockholders resulting from operations

Basic weighted average shares	8,887,085	7,751,591	3,088,596

Average warrants outstanding (1)	-	-	-

Diluted weighted average shares	8,887,085	7,751,591	3,088,596

Basic and diluted net increase (decrease) in net assets	$(2.74)	$0.66	$0.30
applicable to common stockholders resulting from
operations per common share

(1)

Warrants to purchase shares of common stock at $15.00 per share were outstanding during the years ended November 30, 2008 and 2007, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares, and therefore, the effect would be anti-dilutive.

15. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	February 28,	May 31,	August 31,	November 30,	February 29,	May 31,	August 31,	November 30,
	2007	2007	2007	2007	2008	2008	2008	2008
Investment income	$391,635	$545,856	$802,674	$1,294,779	$1,105,680	$746,130	$446,736	$645,407
Base management fees	380,067	468,012	512,894	565,086	585,253	589,996	604,930	533,552
Capital gain
incentive fees (1)	487,627	1,008,867	(170,648)	(1,018,235)	(279,665)	1,367,168	(340,369)	(1,054,745)
All other expenses (2)	1,233,225	207,967	523,335	938,034	748,185	698,109	649,027	593,229
Expense reimbursement
by Adviser	-	-	-	(94,181)	(91,647)	(104,228)	(100,821)	(88,926)
Net expenses	$2,100,919	$1,684,846	$865,581	$390,704	$962,126	$2,551,045	$812,767	$(16,890)
Current and deferred
tax benefit
(expense), net	(795,916)	(2,128,190)	469,929	(1,216,919)	1,255,578	(3,663,237)	218,497	12,055,828
Net realized gain (loss)
on investments before
current tax benefit	-	13,712	-	246,578	-	-	2,224,706	6,491,491
Unrealized gain (loss) on
investments before
deferred tax expense	2,921,990	6,725,778	(1,137,647)	2,051,767	(3,447,707)	11,445,014	(2,433,668)	(47,144,759)
Increase (decrease) in
net assets resulting
from operations	$416,790	$3,472,310	$(730,625)	$1,985,501	$(2,048,575)	$5,976,862	$(356,496)	$(27,942,024)
Basic per share increase
(decrease) in net
assets resulting
from operations	$0.09	$0.39	$(0.08)	$0.26	$(0.23)	$0.67	$(0.04)	$(3.14)

(1)

Includes amounts accrued as a provision for capital gain incentive fees payable to the Adviser, net of amounts waived under the Expense Reimbursement and Partial Fee Waiver Agreement. The provision for capital gain incentive fees results from the increase or decrease in fair value and realized gains or losses on investments. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.

(2)

The fiscal quarter ended February 28, 2007 includes $765,059 of non-recurring expenses related to the loss on redemption of the previously outstanding Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock issuance was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of the initial public offering.

Company Officers and Directors (Unaudited)
November 30, 2008

	Position(s) Held		Number of
	With Company,		Portfolios in
	Term of Office		Fund Complex	Other Board
	and Length of	Principal Occupation During Past Five	Overseen by	Positions Held
Name and Year of Birth*	Time Served	Years	Director[1]	by Director
Independent Directors

Conrad S. Ciccotello	Director since	Tenured Associate Professor of Risk	6	None
(Born 1960)	2005	Management and Insurance, Robinson
		College of Business, Georgia State
		University (faculty member since 1999);
		Director of Graduate Personal Financial
		Planning Programs; formerly, Editor,
		“Financial Services Review,” (2001-2007)
		(an academic journal dedicated to the study
		of individual financial management);
		formerly, faculty member, Pennsylvania
		State University (1997-1999). Published
		several academic and professional journal
		articles about energy infrastructure and oil
		and gas MLPs.
John R. Graham	Director since	Executive-in-Residence and Professor of	6	Kansas State
(Born 1945)	2005	Finance (Part-time), College of Business		Bank
		Administration, Kansas State University
		(has served as a professor or adjunct
		professor since 1970); Chairman of the
		Board, President and CEO, Graham Capital
		Management, Inc. (primarily a real estate
		development, investment and venture capital
		company) and Owner of Graham Ventures
		(a business services and venture capital
		firm); Part-time Vice President Investments,
		FB Capital Management, Inc. (a registered
		investment adviser), since 2007. Formerly,
		CEO, Kansas Farm Bureau Financial
		Services, including seven affiliated
		insurance or financial service companies
		(1979-2000).
Charles E. Heath	Director since	Retired in 1999. Formerly, Chief Investment	6	None
(Born 1942)	2005	Officer, GE Capital’s Employers
		Reinsurance Corporation (1989-1999);
		Chartered Financial Analyst (“CFA”)
		designation since 1974.

(1)

This number includes Tortoise North American Energy Corporation (“TYN”), Tortoise Energy Infrastructure Corporation (“TYG”), Tortoise Energy Capital Corporation (“TYY”), two private companies and the Company. Our Adviser also serves as the investment adviser to TYN, TYG, TYY and two private investment companies.

*	The address of each director and officer is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

Company Officers and Directors (Unaudited)
November 30, 2008 (Continued)

	Position(s) Held		Number of
	With Company,		Portfolios in
	Term of Office		Fund Complex	Other Board
	and Length of	Principal Occupation During Past	Overseen by	Positions Held
Name and Year of Birth*	Time Served	Five Years	Director[1]	by Director
Interested Directors and Officers[2]

H. Kevin Birzer	Director and	Managing Director of our Adviser since	6	None
(Born 1959)	Chairman of the	2002; Member, Fountain Capital
	Board since 2005	Management (1990-present); Vice
President, Corporate Finance Department,
Drexel Burnham Lambert (1986-1989);
formerly, Vice President, F. Martin Koenig
& Co., an investment management firm
(1983-1986); CFA designation since 1988.
Terry Matlack	Director and Chief	Managing Director of our Adviser since	6	None
(Born 1956)	Financial Officer	2002; Full-time Managing Director, Kansas
	since 2005;	City Equity Partners, L.C. (“KCEP”)
	Assistant Treasurer	(2001-2002); formerly, President,
	from 2005 to April	GreenStreet Capital, a private investment
	2008	firm (1998-2001); CFA designation since
1985.
David J. Schulte	Chief Executive	Managing Director of our Adviser since	N/A	None
(Born 1961)	Officer since 2005;	2002; Full-time Managing Director, KCEP
	President 2005-	(1993-2002); CFA designation since 1992.
April 2007
Zachary A. Hamel	Senior Vice	Managing Director of our Adviser since	N/A	None
(Born 1965)	President since	2002; Partner, Fountain Capital
	2005; Secretary	Management (1997-present); CFA
	from 2005 to April	designation since 1998.
2007
Kenneth P. Malvey	Senior Vice	Managing Director of our Adviser since	N/A	None
(Born 1965)	President and	2002; Partner, Fountain Capital
	Treasurer since	Management (2002-present); formerly
	2005	Investment Risk Manager and member of
Global Office of Investments, GE Capital’s
Employers Reinsurance Corporation (1996-
2002); CFA designation since 1996.
Edward Russell	President since	Senior Investment Professional of the	N/A	None
(Born 1964)	April 2007	Adviser since 2006; formerly with Stifel,
Nicolaus & Company, Incorporated,
heading the Energy and Power group as a
Managing Director (2003-2006)
responsible for all of the energy and power
transactions, including all of the debt and
equity transactions for the three closed-end
publicly traded funds managed by the
Adviser starting with the first public equity
offering in February of 2004 and serving as
Vice President-Investment Banking (1999-2003)

(1)	This number includes the Company, TYN, TYG, TYY and two private companies. Our Adviser also serves as the investment adviser to TYN, TYG, TYY and two private investment companies.
(2)	As a result of their respective positions held with the Adviser or its affiliates, these individuals are considered “interested persons” within the meaning of the 1940 Act.
*	The address of each director and officer is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation

The Company does not compensate any of its directors who are interested persons or any of its officers. For the year ended November 30, 2008, the aggregate compensation paid by the Company to the independent directors was $84,000. The Company did not pay any special compensation to any of its directors or officers.

Forward-Looking Statements

This report contains “forward-looking statements”. By their nature, all forward-looking statements involve risk and uncertainties, and actual results could differ materially from those contemplated by the forward-looking statements.

Certifications

The Company’s Chief Executive Officer submitted to the New York Stock Exchange in 2008 the annual CEO certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.

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

The Company will use primarily newly-issued shares of the Company’s common stock to implement the Plan, whether its shares are trading at a premium or discount to net asset value (“NAV”). However, the Company reserves the right to instruct the Agent to purchase shares in the open market in connection with the Company’s obligations under the Plan. The number of newly issued shares will be determined by dividing the total dollar amount of the distribution payable to the participant by the closing price per share of the Company’s common stock on the NYSE on the distribution payment date, or the average of the reported bid and asked prices if no sale is reported for that day. If distributions are reinvested in shares purchased on the open market, then the number of shares received by a stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by the weighted average price per share (including brokerage commissions and other related costs) for all shares purchased by the Agent on the open-market in connection with such distribution. Such open-market purchases will be made by the Agent as soon as practicable, but in no event more than 30 days after the distribution payment date.

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

Additional information about the Plan may be obtained by writing to Computershare Trust Company, N.A., P.O. Box 43078, Providence, Rhode Island 02940-3078, by contacting them by phone at (312) 588-4990, or by visiting their Web site at www.computershare.com.

Board Approval of the Investment Advisory Agreement

The Board of Directors, including all of the independent Directors, most recently reviewed and approved the renewal of the Investment Advisory Agreement on November 10, 2008.

In approving the renewal of the Investment Advisory Agreement, the independent Directors of the Company requested and received extensive data and information from the Adviser concerning the Company and the services provided to it by the Adviser under the Investment Advisory Agreement. In addition, the independent Directors requested and received data and information from the Adviser, which also included information from independent, third-party sources regarding the factors considered in their evaluation.

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

The independent Directors considered and evaluated information regarding fees charged to, and services provided to, other investment companies advised by the Adviser (including the impact of any fee waiver or reimbursement arrangements and any expense reimbursement arrangements), fees charged to separate institutional accounts by the Adviser, and comparisons of fees of closed-end funds with similar investment objectives and strategies, including other MLP investment companies, to the Company. The independent Directors noted that the fee charged to the Company, including the base management fee (1.5 percent of the Company’s Managed Assets), and the incentive fee, is below the average of the fees charged in comparable closed-end MLP funds. The independent Directors also considered the Adviser’s contractual agreement to reimburse certain expenses incurred by the Company for the period beginning January 1, 2009 and ending December 31, 2009. The independent Directors concluded that the fees and expenses that the Company is paying under the Advisory Agreement are reasonable given the quality of services provided under the Advisory Agreement and that such fees and expenses are comparable to, and in many cases lower than, the fees charged by advisers to comparable funds.

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

Collateral Benefits Derived by the Adviser. The independent Directors reviewed information from the Adviser concerning collateral benefits it receives as a result of its relationship with the Company. They concluded that the Adviser generally does not use the Company’s or shareholder information to generate profits in other lines of business, and therefore does not derive any significant collateral benefits from them. Although the Adviser may receive research from brokers with whom it places trades on behalf of clients, the Adviser does not have soft dollar arrangements or understandings with such brokers regarding receipt of research in return for commissions.

The independent Directors did not, with respect to their deliberations concerning their approval of the continuation of the Investment Advisory Agreement, consider the benefits the Adviser may derive from relationships the Adviser may have with brokers through soft dollar arrangements because the Adviser does not employ any such arrangements in rendering its advisory services to the Company. Although the Adviser may receive research from brokers with whom it places trades on behalf of clients, the Adviser does not have soft dollar arrangements or understandings with such brokers regarding the receipt of research in return for commissions.

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

Board Approval of the Administration Agreement

The administration agreement was originally approved by the Company’s Board of Directors on November 13, 2006. The administration agreement provides that unless terminated earlier the agreement will continue in effect until December 31, 2007, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the Company’s directors who are not parties to the administration agreement or “interested persons” (as defined in the Investment Company Act of 1940) of any such party. The Company’s Board of Directors, including all of the independent Directors, most recently reviewed and approved the continuation of the administration agreement on November 10, 2008.

Board Approval of the Sub-Advisory Agreement

Our Board of Directors, including a majority of the independent Directors, most recently reviewed and approved the renewal of the sub-advisory agreement on November 10, 2008.

In considering the renewal of the sub-advisory agreement, our Board of Directors evaluated information provided by the Adviser and legal counsel and considered various factors, including:

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

Conclusions of the Independent Directors

As a result of this process, the independent Directors, assisted by the advice of legal counsel that is independent of the Adviser, taking into account all of the factors discussed above and the information provided by the Adviser, unanimously concluded that the Sub-Advisory Agreement between the Company and Kenmont is fair and reasonable in light of the services provided and should be renewed.

TORTOISE CAPITAL RESOURCES CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTOISE CAPITAL RESOURCES CORPORATION
(Registrant)

By:	/s/David J. Schulte
David J. Schulte
Chief Executive Officer

February 12, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities indicated on February 12, 2009.

Signature	Capacity

/s/Terry C. Matlack	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/David J. Schulte	Chief Executive Officer
(Principal Executive Officer)

/s/Conrad S. Ciccotello	Director

/s/John R. Graham	Director

/s/Charles E. Heath	Director

/s/H. Kevin Birzer	Director