Form 10-Q
period 2009-02-28
TORTOISE CAPITAL RESOURCES CORP
filed 2009-04-08
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of March 31, 2009 was 9,001,902.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	February 28, 2009	November 30, 2008
	(Unaudited)
Assets
Investments at fair value, control (cost $30,359,254 and $30,418,802, respectively)	$30,281,442	$30,213,280
Investments at fair value, affiliated (cost $55,569,162 and $56,662,500, respectively)	38,645,539	48,016,925
Investments at fair value, non-affiliated (cost $51,692,248 and $49,760,304, respectively)	25,069,249	27,921,025
Total investments (cost $137,620,664 and $136,841,606, respectively)	93,996,230	106,151,230
Income tax receivable	-	212,054
Receivable for Adviser expense reimbursement	65,461	88,925
Interest receivable from control investments	61,600	76,609
Dividends receivable	345	696
Deferred tax asset, net	9,277,868	5,683,747
Prepaid expenses and other assets	116,539	107,796
Total assets	103,518,043	112,321,057

Liabilities
Base management fees payable to Adviser	392,769	533,552
Distribution payable to common stockholders	2,061,294	-
Accrued expenses and other liabilities	271,888	362,205
Short-term borrowings	23,100,000	22,200,000
Total liabilities	25,825,951	23,095,757
Net assets applicable to common stockholders	$77,692,092	$89,225,300

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding
at February 28, 2009 and November 30, 2008
(5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 8,962,147 shares issued and outstanding at February 28, 2009 and November 30, 2008
(100,000,000 shares authorized)	8,962	8,962
Additional paid-in capital	104,807,839	106,869,132
Accumulated net investment loss, net of income taxes	(2,277,610)	(2,544,267)
Accumulated realized gain, net of income taxes	6,001,931	6,364,262
Net unrealized depreciation of investments, net of income taxes	(32,219,730)	(22,843,489)
Net assets applicable to common stockholders	$77,692,092	$89,225,300

Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$8.67	$9.96

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
February 28, 2009
(Unaudited)

Company	Energy Infrastructure Segment	Type of Investment	Cost	Fair Value
Control Investments (1)
Mowood, LLC	Midstream/Downstream	Equity Interest (99.6%) (2)	$4,887,500	$5,457,739
		Subordinated Debt (9% Due 12/31/09) (2)	8,800,000	8,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430) (2)	16,527,813	15,868,310
		Incentive Distribution Rights (988) (2) (5)	143,941	155,393
Total Control Investments - 39.0% (3)			30,359,254	30,281,442

Affiliated Investments (4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685) (2)	22,798,518	19,550,336
International Resource Partners LP	Coal	Class A Units (500,000) (2)	8,733,333	8,500,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900) (2) (5) (6)	3,698,806	3,600,000
LSMP GP, LP	Midstream	GP LP Units (180) (2) (5) (6)	153,517	500,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946) (2) (5)	20,184,988	6,495,203
Total Affiliated Investments - 49.7% (3)			55,569,162	38,645,539

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (454,073) (2)	6,650,965	2,043,329
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Common Units (659,071) (7)	9,676,153	3,064,680
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (373,224) (2) (7)	4,922,563	1,724,295
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (188,646) (2) (7) (8)	2,532,440	820,610
EV Energy Partners, L.P.	Upstream	Common Units (217,391) (7)	7,181,773	3,208,691
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%) (2)	2,009,533	1,898,080
Legacy Reserves LP	Upstream	Limited Partner Units (264,705) (7)	3,330,889	2,805,873
Penn Virginia Resource Partners, L.P.	Midstream/Coal	Common Units (505,306) (7)	10,752,139	5,886,815
Penn Virginia GP Holdings, L.P.	Midstream/Coal	Common Units (64,246) (7)	1,686,433	667,516
AIM Short-Term Treasury Fund	Short-term investment	Institutional Class	1,373,278	1,373,278
First American Government Obligations Fund	Short-term investment	Class Y shares	1,576,082	1,576,082
Total Non-affiliated Investments - 32.3% (3)			51,692,248	25,069,249

Total Investments - 121.0% (3)			$137,620,664	$93,996,230

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $75,413,295, which represents 97.1% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, Lonestar Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). Lonestar has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of Lonestar Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2008

Company	Energy Infrastructure Segment	Type of Investment	Cost	Fair Value
Control Investments (1)
Mowood, LLC	Midstream/Downstream	Equity Interest (99.6%) (2)	$5,000,000	$5,739,087
		Subordinated Debt (12% Due 7/1/2016) (2)	7,050,000	7,050,000
		Promissory Notes (9% Due 12/31/08) (2)	1,235,000	1,235,000
VantaCore Partners LP	Aggregates	Common Units (933,430) (2)	16,989,861	15,868,310
		Incentive Distribution Rights (988) (2) (6)	143,941	320,883
Total Control Investments - 33.9% (3)			30,418,802	30,213,280

Affiliated Investments (4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685) (2) (5)	22,930,679	19,550,336
International Resource Partners LP	Coal	Class A Units (500,000) (2)	8,933,333	9,500,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900) (2) (6) (7)	4,444,986	4,000,000
LSMP GP, LP	Midstream	GP LP Units (180) (2) (6) (7)	168,514	500,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946) (2) (6)	20,184,988	14,466,589
Total Affiliated Investments - 53.8% (3)			56,662,500	48,016,925

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181) (2)	6,742,023	4,051,629
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Common Units (659,071) (8)	9,892,328	5,219,842
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (373,224) (2) (8)	5,044,980	2,896,218
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (212,404) (2) (8) (9)	2,920,555	1,548,425
EV Energy Partners, L.P.	Upstream	Common Units (217,391) (8)	7,247,077	2,869,561
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%) (2) (5)	2,010,355	1,898,080
Legacy Reserves LP	Upstream	Limited Partner Units (264,705) (8)	3,454,771	2,384,992
Penn Virginia Resource Partners, L.P.	Midstream/Coal	Unregistered Common Units (468,001) (2) (8)	10,437,920	6,027,853
Penn Virginia GP Holdings, L.P.	Midstream/Coal	Unregistered Common Units (59,503) (2) (8)	1,649,923	664,053
First American Government Obligations Fund	Short-term investment	Class Y shares	360,372	360,372
Total Non-affiliated Investments - 31.3% (3)			49,760,304	27,921,025

Total Investments - 119.0% (3)			$136,841,606	$106,151,230

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $95,316,463, which represents 106.8% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Security distributions are paid-in-kind.
(6)	Currently non-income producing.
(7)	In July 2008, Lonestar Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). Lonestar has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of Lonestar Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(8)	Publicly-traded company.
(9)	Units are held in an escrow account, along with restricted cash, to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months	For the three months
	ended February 28,	ended February 29,
	2009	2008
Investment Income
Distributions from investments
Control investments	$579,215	$282,904
Affiliated investments	829,338	1,649,888
Non-affiliated investments	1,311,218	687,923
Total distributions from investments	2,719,771	2,620,715
Less return of capital on distributions	(1,853,248)	(1,859,741)
Net distributions from investments	866,523	760,974
Interest income from control investments	201,598	313,409
Dividends from money market mutual funds	725	2,310
Fee income	15,000	-
Other income	-	28,987
Total Investment Income	1,083,846	1,105,680

Operating Expenses
Base management fees	392,769	585,253
Capital gain incentive fees (Note 4)	-	(279,665)
Professional fees	129,092	151,751
Administrator fees	18,329	27,150
Directors’ fees	21,657	22,663
Reports to stockholders	15,073	12,915
Fund accounting fees	8,005	8,488
Registration fees	7,719	7,376
Custodian fees and expenses	3,087	4,685
Stock transfer agent fees	3,181	3,366
Other expenses	11,439	11,887
Total Operating Expenses	610,351	555,869
Interest expense	171,116	497,904
Total Expenses	781,467	1,053,773
Less expense reimbursement by Adviser	(65,461)	(91,647)
Net Expenses	716,006	962,126
Net Investment Income, before Income Taxes	367,840	143,554
Deferred tax expense	(101,183)	(54,551)
Net Investment Income	266,657	89,003

Realized and Unrealized Gain (Loss) on Investments
Net realized loss on investments, before income taxes	(499,818)	-
Deferred tax benefit	137,487	-
Net realized loss on investments	(362,331)	-
Net unrealized appreciation of control investments	127,710	1,260,500
Net unrealized depreciation of affiliated investments	(8,278,048)	(306,374)
Net unrealized depreciation of non-affiliated investments	(4,783,720)	(4,401,833)
Net unrealized depreciation, before income taxes	(12,934,058)	(3,447,707)
Deferred tax benefit	3,557,817	1,310,129
Net unrealized depreciation of investments	(9,376,241)	(2,137,578)
Net Realized and Unrealized Loss on Investments	(9,738,572)	(2,137,578)

Net Decrease in Net Assets Applicable to Common Stockholders
Resulting from Operations	$(9,471,915)	$(2,048,575)

Net Decrease in Net Assets Applicable to Common Stockholders
Resulting from Operations Per Common Share:
Basic and Diluted	$(1.06)	$(0.23)

Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	8,962,147	8,858,212

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the three months	For the three months	Year Ended
	ended February 28,	ended February 29,	November 30,
	2009	2008	2008
	(Unaudited)	(Unaudited)
Operations
Net investment income (loss)	$266,657	$89,003	$(978,493)
Net realized gain (loss) on investments	(362,331)	-	6,203,788
Net unrealized depreciation of investments	(9,376,241)	(2,137,578)	(29,595,528)
Net decrease in net assets applicable to common stockholders resulting from operations	(9,471,915)	(2,048,575)	(24,370,233)

Distributions to Common Stockholders
Net investment income	-	-	-
Return of capital	(2,061,293)	(2,214,587)	(9,265,351)
Total distributions to common stockholders	(2,061,293)	(2,214,587)	(9,265,351)

Capital Stock Transactions
Proceeds from exercise of 180 warrants	-	2,700	2,700
Issuance of 103,799 common shares from reinvestment of distributions to stockholders	-	-	945,218
Net increase in net assets, applicable to common stockholders, from capital stock transactions	-	2,700	947,918
Total decrease in net assets applicable to common stockholders	(11,533,208)	(4,260,462)	(32,687,666)

Net Assets
Beginning of period	89,225,300	121,912,966	121,912,966
End of period	$77,692,092	$117,652,504	$89,225,300
Accumulated net investment loss, net of income taxes, at the end of period	$(2,277,610)	$(1,476,771)	$(2,544,267)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)

	For the three months	For the three
	ended February 28,	months ended
	2009	February 29, 2008
Cash Flows From Operating Activities
Distributions received from investments	$2,691,635	$2,550,311
Interest and dividend income received	217,683	252,285
Purchases of long-term investments	(515,000)	(3,235,994)
Proceeds from (purchases of) short-term investments, net	(2,588,988)	96,957
Interest expense paid	(184,976)	(526,672)
Operating expenses paid	(520,354)	(689,587)
Net cash used in operating activities	(900,000)	(1,552,700)
Cash Flows from Financing Activities
Issuance of common stock (including warrant exercises)	-	2,700
Advances from revolving line of credit	900,000	4,050,000
Repayments on revolving line of credit	-	(2,500,000)
Net cash provided by financing activities	900,000	1,552,700
Net change in cash	-	-
Cash—beginning of period	-	-
Cash—end of period	$-	$-

Reconciliation of net decrease in net assets applicable to common stockholders resulting from operations to net cash used in operating activities
Net decrease in net assets applicable to common stockholders
resulting from operations	$(9,471,915)	$(2,048,575)
Adjustments to reconcile net decrease in net assets applicable to common stockholders resulting from operations to net cash used in operating activities:
Purchases of long-term investments	(1,131,168)	(2,001,241)
Return of capital on distributions received	1,853,248	1,859,741
Proceeds from sale of long-term investments, net	588,032	-
Proceeds from (purchases of) short-term investments, net	(2,588,988)	96,957
Accrued capital gain incentive fees payable to Adviser	-	(279,665)
Deferred income taxes, net	(3,594,121)	(1,255,578)
Amortization of issuance costs	-	7,094
Realized loss on investments	499,818	-
Net unrealized depreciation of investments	12,934,058	3,447,707
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	15,360	(132,222)
Decrease in income tax receivable	212,054
Increase in prepaid expenses and other assets	(8,743)	(58,030)
Increase (decrease) in base management fees payable to
Adviser, net of expense reimbursement	(117,319)	22,701
Decrease in payable for investments purchased	-	(1,235,994)
Increase (decrease) in accrued expenses and other liabilities	(90,316)	24,405
Total adjustments	8,571,915	495,875
Net cash used in operating activities	$(900,000)	$(1,552,700)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the three	For the three
	months ended	months ended	Year Ended
	February 28, 2009	February 29, 2008	November 30, 2008
	(Unaudited)	(Unaudited)
Per Common Share Data (1)
Net Asset Value, beginning of period	$9.96	$13.76	$13.76
Income (loss) from Investment Operations:
Net investment income (loss) (2)	0.03	(0.01)	(0.11)
Net realized and unrealized loss on investments (2)	(1.09)	(0.21)	(2.65)
Total decrease from investment operations	(1.06)	(0.22)	(2.76)
Less Distributions to Common Stockholders:
Net investment income	-	-	-
Return of capital	(0.23)	(0.25)	(1.04)
Total distributions to common stockholders	(0.23)	(0.25)	(1.04)
Net Asset Value, end of period	$8.67	$13.29	$9.96
Per common share market value, end of period	$6.43	$11.94	$5.21
Total Investment Return, including capital gain incentive fees, based on net asset value (3)	(9.51)%	(1.48)%	(18.83)%
Total Investment Return, excluding capital gain incentive fees, based on net asset value (3)	(9.51)%	(1.48)%	(20.93)%
Total Investment Return, based on market value (4)	28.29%	4.53%	(49.89)%
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000’s)	$77,692	$117,653	$89,225
Ratio of expenses (including current and deferred income tax expense (benefit)
and capital gain incentive fees) to average net assets (5)(6)(7)	(12.47)%	(1.02)%	(5.72)%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
to average net assets (5)(8)	3.10%	3.33%	4.44%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
and capital gain incentive fees) to average net assets (5)(8)(9)	3.10%	4.30%	4.76%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) and capital gain incentive fees (5)(8)(9)	1.59%	(0.47)%	(1.73)%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) (5)(7)(8)	1.59%	0.50%	(1.41)%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense (benefit) and capital gain incentive fees (5)(6)(7)	17.16%	4.84%	8.76%
Portfolio turnover rate (5)	0.43%	0.00%	24.55%
Short-term borrowings, end of period (000’s)	$23,100	$32,100	$22,200
Asset coverage, per $1,000 of short-term borrowings (10)	$4,363	$4,665	$5,019
Asset coverage ratio of short-term borrowings (10)	436%	467%	502%

(1)	Information presented relates to a share of common stock outstanding for the entire period.
(2)	The per common share data for the year ended November 30, 2008 does not reflect the change in estimate of investment income and return of capital.
(3)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the net asset value per share as of the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan, and a sale at net asset value at the end of the period.
(4)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan, and a sale at the current market price on the last day of the period (excluding brokerage commissions).
(5)	Annualized for periods less than one full year.
(6)	For the three months ended February 28, 2009, the company accrued $3,594,121 in deferred income tax benefit, net.
For the three months ended February 29, 2008, the Company accrued $1,255,578 in deferred income tax benefit, net.
For the year ended November 30, 2008, the Company accrued $6,881 in current tax expense and $9,866,666 in deferred tax benefit, net.
(7)	For the three months ended February 28, 2009, the Company accrued no capital gain incentive fees.
For the three months ended February 29, 2008, the Company reduced its provision for capital gain incentive fees by $279,665.
For the year ended November 30, 2008, the Company accrued no capital gain incentive fees.
(8)	The ratio excludes the impact of current and deferred income taxes.
(9)	The ratio excludes the impact of capital gain incentive fees.
(10)	Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the period divided by short-term borrowings outstanding at the end of the period.

See accompanying Notes to Financial Statements.

TORTOISE CAPITAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
February 28, 2009

1. Organization
Tortoise Capital Resources Corporation (the "Company") was organized as a Maryland corporation on September 8, 2005, and is a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. The Company invests primarily in privately held and micro-cap public companies operating in the midstream and downstream segments, and to a lesser extent the upstream segment, of the energy infrastructure sector. The Company is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company does not report results of operations internally on an operating segment basis. The Company is externally managed by Tortoise Capital Advisors, L.L.C. (the “Adviser”), an investment adviser specializing in the energy sector. The Company’s common shares are listed on the New York Stock Exchange under the symbol “TTO.”

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

The fair value of investments in private portfolio companies is determined based on various factors, including enterprise value, observable market transactions, such as recent offers to purchase a company, recent transactions involving the purchase or sale of the equity securities of the company, or other liquidation events. The determined equity values will generally be discounted when the Company has a minority position, is subject to restrictions on resale, has specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other comparable factors exist.

For equity and equity-related securities that are freely tradable and listed on a securities exchange or over-the-counter market, the Company fair values those securities at their last sale price on that exchange or over-the-counter market on the valuation date. If the security is listed on more than one exchange, the Company will use the price of the exchange that it considers to be the principal exchange on which the security is traded. Securities listed on the NASDAQ will be valued at the NASDAQ Official Closing Price, which may not necessarily represent the last sale price. If there has been no sale on such exchange or over-the-counter market on such day, the security will be valued at the mean between bid and ask price on such day.

An equity security of a publicly traded company acquired in a private placement transaction without registration is subject to restrictions on resale that can affect the security’s liquidity and fair value. Such securities that are convertible into or otherwise will become freely tradable will be valued based on the market value of the freely tradable security less an applicable discount. Generally, the discount will initially be equal to the discount at which the Company purchased the securities. To the extent that such securities are convertible or otherwise become freely tradable within a time frame that may be reasonably determined, an amortization schedule may be used to determine the discount.

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

  An independent valuation firm engaged by the Board of Directors to provide third-party valuation consulting services performs certain limited procedures that the Board of Directors has identified and asked it to perform on a selection of these preliminary valuations as determined by the Board of Directors. For the period ended February 28, 2009, the independent valuation firm performed limited procedures on seven portfolio companies comprising approximately 91.2 percent of the total restricted investments at fair value as of February 28, 2009. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable;

  The Board of Directors assesses the valuations and ultimately determines the fair value of each investment in the Company’s portfolio in good faith.

C. Interest and Fee Income – Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three months ended February 28, 2009 and February 29, 2008, the Company received $15,000 and $0 in fee income, respectively.

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

Distributions received from portfolio companies which are paid in stock and are deemed to be income are included in distributions from investments in the Statement of Operations. Such amounts are recorded upon receipt and are based on the fair value of the shares received on that date.

For the period from December 1, 2008 through February 28, 2009, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company has estimated distributions to be approximately 32 percent investment income and 68 percent return of capital.

E. Distributions to Stockholders –The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The Company may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2008 and the period ended February 28, 2009, the Company’s distributions for book purposes were comprised of 100 percent return of capital. For the year ended November 30, 2008, the Company’s distributions for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital. The tax character of distributions paid for the current year will be determined subsequent to November 30, 2009.

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

On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser reimbursed the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On November 11, 2008, the Company entered into an Expense Reimbursement Agreement with the Adviser, for which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2009 and ending December 31, 2009 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the three months ended February 28, 2009 and February 29, 2008, the Adviser reimbursed the Company $65,461 and $91,647, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three months ended February 28, 2009 and February 29, 2008, the Company accrued no investment income fees.

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

The calculation of the capital gain fee does not include any capital gains that result from that portion of any scheduled periodic distributions made possible by the normally recurring cash flow from the operations of portfolio companies (“Expected Distributions”) that are characterized by the Company as return of capital for U.S. generally accepted accounting principles purposes. In that regard, any such return of capital will not be treated as a decrease in the cost basis of an investment for purposes of calculating the capital gains fee. This does not apply to any portion of any distribution from a portfolio company that is not an Expected Distribution. Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security. Unrealized capital depreciation on a security will be calculated as the amount by which the Company’s adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year.

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the three months ended February 28, 2009, the Company accrued no capital gains incentive fees. For the three months ended February 29, 2008, the Company decreased the capital gain incentive fee payable by $279,665 as a result of the decrease in the fair value of investments during the period. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid to date.

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

5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of February 28, 2009 and November 30, 2008 are as follows:

	February 28, 2009	November 30, 2008
Deferred tax assets:
Organization costs	$(25,615)	$(26,160)
Net unrealized loss on investment securities	(16,045,066)	(11,287,920)
Net operating loss carry forwards	(4,459,937)	(3,319,098)
Valuation allowance	4,026,458	2,814,891
	(16,504,160)	(11,818,287)
Deferred tax liabilities:

Basis reduction of investment in MLPs	7,226,292	6,134,540
Total net deferred tax (asset) liability	$(9,277,868)	$(5,683,747)

At February 28, 2009, the Company has recorded a valuation allowance in the amount of $4,026,458 for a portion of its deferred tax asset which it does not believe will, more likely than not, be realized. The Company estimates based on existence of sufficient evidence, primarily regarding the amount and timing of distributions to be received from portfolio companies, the ability to realize the remainder of its deferred tax assets. Any adjustments to those estimates will be made in the period such determination is made.

Management determined that no reserve for unrecognized tax benefits is necessary when temporary differences represent net future deductible amounts rather than net future taxable amounts. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. No interest or penalties were accrued at February 28, 2009. All tax years since inception remain open to examination by federal and state tax authorities.

Total income tax benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

	For the three months	For the three months
	ended	ended
	February 28, 2009	February 29, 2008
Application of statutory income tax rate	$4,442,452	$1,123,412
State income taxes, net of federal taxes	363,236	132,166
Change in deferred tax valuation allowance	(1,211,567)	-
Total income tax benefit	$3,594,121	$1,255,578

The provision for income taxes is computed by applying the federal statutory rate plus a blended state income tax rate. The components of income tax include the following for the periods presented:

	For the three months	For the three months
	ended	ended
	February 28, 2009	February 29, 2008
Deferred tax benefit
Federal	$3,322,461	$1,123,412
State	271,660	132,166
Total deferred benefit	$3,594,121	$1,255,578

Total tax benefit	$3,594,121	$1,255,578

The deferred income tax benefit of $3,594,121 for the period ended February 28, 2009 is net of the increase in valuation allowance of $1,211,567. As of November 30, 2008, the Company had a net operating loss for federal income tax purposes of approximately $9,175,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,911,000 and $5,264,000 in the years 2027 and 2028, respectively. The amount of deferred tax asset for net operating loss at February 28, 2009 also includes an amount for the period from December 1, 2008 through February 28, 2009. As of November 30, 2008, there was available an alternative minimum tax credit of $3,109, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	February 28, 2009	November 30, 2008
Aggregate cost for federal income
tax purposes	$117,959,622	$120,148,896
Gross unrealized appreciation	3,509,656	4,302,974
Gross unrealized depreciation	(27,473,048)	(18,300,640)
Net unrealized (depreciation) appreciation	$(23,963,392)	$(13,997,666)

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
  Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of February 28, 2009. These assets are measured on a recurring basis.

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	February 28, 2009	(Level 1)	(Level 2)	(Level 3)
Investments	$93,996,230	$18,582,935	$1,724,295	$73,689,000

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3) for Investments
Three Months Ended February 28, 2009
Fair value beginning balance	$85,728,339
Total realized and unrealized losses included in net decrease in net
assets applicable to common stockholders	(11,494,308)
Net purchases, issuances and settlements	543,136
Return of capital adjustments impacting cost basis of security	(1,088,167)
Transfers into (out of) Level 3	-
Fair value ending balance	$73,689,000

The amount of total losses for the period included in net decrease in net assets applicable to common stockholders attributable to the change in
unrealized losses relating to assets still held at the reporting date	$(11,321,163)

7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The tables below show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of February 28, 2009 and November 30, 2008.

						Fair
						Value
February 28, 2009		Equity				as
		Interest, Units			Fair	Percent
		or Principal	Acquisition	Acquisition	Value Per	of Net
Investment Security		Amount	Date(s)	Cost	Unit	Assets
Abraxas Energy Partners,	Common Units	454,073	5/25/07-	$7,528,151	$4.50	2.6%
L.P.			12/31/08
Eagle Rock Energy	Unregistered	373,224	10/1/08	5,044,980	4.62	2.2
Partners, L.P.	Common Units
Eagle Rock Energy	Unregistered	188,646	10/1/08	2,593,882	4.35	1.1
Partners, L.P. (1)	Common Units
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	24,828,836	18.75	25.2
			11/15/08
High Sierra Energy GP,	Equity Interest	2.37%	11/2/06-	2,015,969	N/A	2.5
LLC			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	17.00	11.0
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	3,698,806	2.71	4.6
Partners, LP (2)			4/2/08
LSMP GP, LP (2)	GP LP Units	180	7/27/07-	153,517	2,777.78	0.6
			4/2/08
Mowood, LLC	Equity Interest	99.6%	6/5/06-	5,000,000	N/A	7.0
			8/4/08
	Subordinated Debt	$8,800,000	6/5/06-	8,800,000	N/A	11.3
			12/8/08
Quest Midstream	Common Units	1,180,946	12/22/06-	22,200,001	5.50	8.4
Partners, L.P.			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	17.00	20.4
			8/4/08
	Incentive	988	5/21/07-	143,936	157.28	0.2
	Distribution Rights		8/4/08
				$110,278,527		97.1%

(1)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9—Investment Transactions for additional information.
(2)	See Note 9—Investment Transactions for additional information.

						Fair
						Value
November 30, 2008		Equity				as
		Interest, Units			Fair	Percent
		or Principal	Acquisition	Acquisition	Value Per	of Net
Investment Security		Amount	Date(s)	Cost	Unit	Assets
Abraxas Energy	Common Units	450,181	5/25/07	$7,500,015	$9.00	4.5%
Partners, L.P.
Eagle Rock Energy	Unregistered	373,224	10/1/08	5,044,980	7.76	3.3
Partners, L.P.	Common Units
Eagle Rock Energy	Unregistered	212,404	10/1/08	2,920,555	7.29	1.7
Partners, L.P. (1)	Common Units
High Sierra Energy, LP (2)	Common Units	1,042,685	11/2/06-	24,828,836	18.75	21.9
			11/15/08
High Sierra Energy	Equity Interest	2.37%	11/2/06-	2,015,969	N/A	2.1
GP, LLC (2)			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	19.00	10.6
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	4,444,986	3.01	4.5
Partners, LP (3)			4/2/08
LSMP GP, LP (3)	GP LP Units	180	7/27/07-	168,514	2,777.78	0.6
			4/2/08
Mowood, LLC	Equity Interest	99.6%	6/5/06-	5,000,000	N/A	6.4
			8/4/08
	Subordinated Debt	$7,050,000	6/5/06-	7,050,000	N/A	7.9
			6/29/07
	Promissory Notes	$1,235,000	9/26/08-	1,235,000	N/A	1.4
			11/26/08
Penn Virginia Resource	Unregistered	468,001	7/24/08	10,786,113	12.88	6.8
Partners, L.P.	Common Units
Penn Virginia GP	Unregistered	59,503	7/24/08	1,680,746	11.16	0.7
Holdings, L.P.	Common Units
Quest Midstream	Common Units	1,180,946	12/22/06-	22,200,001	12.25	16.2
Partners, L.P.			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	17.00	17.8
			8/4/08
	Incentive	988	5/21/07-	143,936	324.78	0.4
	Distribution Rights		8/4/08
				$123,290,100		106.8%

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

8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of February 28, 2009 amounted to $68,926,981, representing 88.7 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2008 amounted to $78,230,205, representing 87.7 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at February 28, 2009 or during the three months then ended and at November 30, 2008 or during the year then ended is as follows:

February 28, 2009	Units/					Units/
	Equity					Equity
	Interest/				Gross	Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized	or Interest	Balance	Fair Value
	11/30/08	Additions	Reductions	Gain/(Loss)	Received	2/28/09	2/28/09
High Sierra Energy, LP	1,042,685	$-	$-	$-	$629,338	1,042,685	$19,550,336
International Resource	500,000	-	-	-	200,000	500,000	8,500,000
Partners LP
LONESTAR Midstream	1,327,900	-	561,978	(184,201)	-	1,327,900	3,600,000
Partners, LP (1)
LSMP GP, LP (1)	180	-	26,053	11,057	-	180	500,000
Mowood, LLC	$7,050,000	1,750,000	-	-	201,598	$8,800,000	8,800,000
Subordinated Debt
Mowood, LLC	$1,235,000	-	1,235,000	-	-	-	-
Promissory Notes
Mowood, LLC	99.6%	-	-	-	112,500	99.6%	5,457,739
Equity Interest
Quest Midstream	1,180,946	-	-	-	-	1,180,946	6,495,203
Partners, L.P. (2)
VantaCore Partners LP	933,430	-	-	-	466,715	933,430	15,868,310
Common Units
VantaCore Partners LP	988	-	-	-	-	988	155,393
Incentive Distribution
Rights (2)
		$1,750,000	$1,823,031	($173,144)	$1,610,151		$68,926,981

(1)	See Note 9—Investment Transactions for additional information.
(2)	Currently non-income producing.

November 30, 2008	Units/					Units/
	Equity					Equity
	Interest/				Gross	Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized	or Interest	Balance	Fair Value
	11/30/07	Additions	Reductions	Gain	Received	11/30/08	11/30/08
High Sierra Energy, LP (1)	999,614	$-	$-	$-	$1,219,529	1,042,685	$19,550,336
International Resource	500,000	-	-	-	800,000	500,000	9,500,000
Partners LP
LONESTAR Midstream	1,184,532	1,477,140	21,531,919	1,104,244	-	1,327,900	4,000,000
Partners, LP (2)
LSMP GP, LP (2)	180	22,860	1,411,450	1,007,962	-	180	500,000
Millennium Midstream	875,000	-	21,652,616	6,491,491	1,207,500	-	-
Partners, LP
Class A Common
Units
Millennium Midstream	78	-	-	-	-	-	-
Partners, LP
Incentive Distribution
Rights
Mowood, LLC	$7,050,000	-	-	-	796,141	$7,050,000	7,050,000
Subordinated Debt
Mowood, LLC	-	1,235,000	-	-	-	$1,235,000	1,235,000
Promissory Notes
Mowood, LLC	100%	3,500,000	-	-	472,501	99.6%	5,739,087
Equity Interest
Quest Midstream	1,180,946	-	-	-	1,472,053	1,180,946	14,466,589
Partners, L.P. (3)
VantaCore Partners LP	$3,750,000	-	3,862,500	112,500	306,918	-	-
Subordinated Debt
VantaCore Partners LP	425,000	9,822,845	-	-	1,104,215	933,430	15,868,310
Common Units
VantaCore Partners LP	789	91,540	-	-	-	988	320,883
Incentive Distribution
Rights (3)
		$16,149,385	$46,458,485	$8,716,197	$7,378,857		$78,230,205

(1)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units during the quarters ended August 31, 2008 and November 30, 2008.
(2)	See Note 9—Investment Transactions for additional information.
(3)	Currently non-income producing.

9. Investment Transactions
For the three months ended February 28, 2009, the Company purchased (at cost) securities in the amount of $1,131,168 and sold securities (proceeds received) in the amount of $588,032 (excluding short-term debt securities). For the three months ended February 29, 2008, the Company purchased (at cost) securities in the amount of $2,001,241 and sold no securities (excluding short-term debt securities).

On July 17, 2008, LONESTAR Midstream Partners LP (LONESTAR) closed a transaction with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of its gas gathering and transportation assets. LONESTAR distributed substantially all of the initial sales proceeds to its limited partners but did not redeem partnership interests. On July 24, 2008, the Company received a distribution of $10,476,511 in cash, 468,001 newly issued unregistered common units of PVR, and 59,503 unregistered common units of Penn Virginia GP Holdings, L.P. (NYSE: PVG). On July 24, 2008, the Company recorded the cash and the unregistered PVR and PVG common units it received at a cost basis equal to the fair value on the date of receipt, less a discount for illiquidity. The Company reduced its basis in LONESTAR by $20,427,674, approximately 82 percent of the respective relative value of the entire transaction, resulting in a realized gain of $1,104,244. The Company also reduced its basis in LSMP GP, LP by $403,488, approximately 71 percent of the respective relative value of the entire transaction, resulting in a realized gain of $1,007,962.

On February 3, 2009, the Company received a distribution of 37,305 freely tradable common units of PVR and 4,743 freely tradable common units of PVG. The Company recorded the PVR and PVG common units it received at a cost basis equal to the fair value on the date of receipt. The Company reduced its basis in LONESTAR by $746,180, approximately 3 percent of the respective relative value of the entire transaction, resulting in a realized loss of $184,201. The Company also reduced its basis in LSMP GP, LP by $14,996, approximately 3 percent of the respective relative value of the entire transaction, resulting in a realized gain of $11,057.

The Company expects to receive a future distribution of 37,304 freely tradable common units of PVR and 4,744 freely tradable common units of PVG units from units held in escrow to be released to LONESTAR twelve months from the closing date of the transaction (along with cash distributions received on the escrow units retained by the escrow agent). Additionally, the Company anticipates receiving a future cash distribution from LONESTAR of approximately $1,038,090 payable on December 31, 2009, and there are two future contingent payments due LONESTAR for which the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The contingent payments are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved.

The fair value of the LONESTAR and LSMP GP, LP units as of February 28, 2009 is based on unobservable inputs related to the potential receipt of future payments relative to the sales transaction as described above.

On October 1, 2008, Millennium sold its partnership interests to Eagle Rock Energy Partners, L.P. (EROC) for approximately $181,000,000 in cash and approximately four million EROC unregistered common units. In exchange for its Millennium partnership interests, the Company received $13,687,081 in cash and 373,224 EROC unregistered common units with an aggregate basis of $5,044,980 for a total implied value at closing of approximately $18,732,061. In addition, approximately 188,646 units with an aggregate cost basis of $2,593,882 are held in escrow for 18 months from the date of the transaction. This includes a reserve the Company has placed against the units held in the escrow for estimated post-closing adjustments. The Company originally invested $17,500,000 in Millennium (including common units and incentive distribution rights), and had an adjusted cost basis of $15,161,125 (after reducing its basis for cash distributions received since investment that were treated as return of capital). At the transaction closing, the Company recorded a realized gain for book purposes of $6,491,491, including a reserve the Company placed against the restricted cash and units held in the escrow for estimated post-closing adjustments. Subsequent to November 30, 2008, the Company increased the reserve against the units held in escrow for additional post-closing adjustments, resulting in a realized loss for the three months ended February 28, 2009 of $326,673. For purposes of the capital gain incentive fee, the realized gain is approximately $3,825,943, which excludes that portion of the fee that would be due as a result of cash distributions which were characterized as return of capital. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid to date.

10. Credit Facility
On April 25, 2007, the Company entered into a committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A. On March 21, 2008, the Company secured an extension to its revolving credit facility and on March 28, 2008, amended the credit agreement to exclude Bank of Oklahoma and include Wells Fargo as a lender, and to increase the total credit facility to $50,000,000. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter. The credit facility contains a covenant precluding the Company from incurring additional debt. The credit facility has a maturity date of March 20, 2009 (see Note 14—Subsequent Events for information regarding extension of the credit facility).

Under the terms of the credit facility, the Company must maintain asset coverage required under the 1940 Act. If the Company fails to maintain the required coverage, it may be required to repay a portion of an outstanding balance until the coverage requirement has been met. As of February 28, 2009, the Company was in compliance with the terms of the credit facility.

For the three months ended February 28, 2009, the average principal balance and interest rate for the period during which the credit facility was utilized were $23,068,889 and 2.38 percent, respectively. As of February 28, 2009, the principal balance outstanding was $23,100,000 at a rate of 2.25 percent.

11. Common Stock
The Company has 100,000,000 shares authorized and 8,962,147 shares outstanding at February 28, 2009.

Shares at November 30, 2007	8,858,168
Shares issued through reinvestment of distributions	103,799
Shares issued upon exercise of warrants	180
Shares at November 30, 2008 and February 28, 2009	8,962,147

12. Warrants
At February 28, 2009, the Company had 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

Warrants outstanding at November 30, 2007	945,774
Warrants exercised	(180)
Warrants outstanding at November 30, 2008 and February 28, 2009	945,594

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the three	For the three
	months ended	months ended
	February 28,	February 29,
	2009	2008
Net increase (decrease) in net assets applicable to	$(9,471,916)	$(2,048,575)
common stockholders resulting from operations

Basic weighted average shares	8,962,147	8,858,212

Average warrants outstanding (1)	-	-

Diluted weighted average shares	8,962,147	8,858,212

Basic and diluted net increase (decrease) in net assets	$(1.06)	$(0.23)
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

14. Subsequent Events
On March 2, 2009, the Company paid a distribution in the amount of $0.23 per common share, for a total of $2,061,294. Of this total, the dividend reinvestment amounted to $231,375.

On March 20, 2009, the Company entered into a 90-day extension of its amended credit facility. Terms of the extension provide for a secured revolving credit facility of up to $25,000,000. As of March 20, 2009, the Company has $22,100,000 outstanding on its credit facility. The credit agreement, as extended, terminates on June 20, 2009. The amended credit facility includes a provision requiring the Company to apply 100% of the proceeds from any private investment liquidation and 50% of the proceeds from the sale of any publicly traded portfolio assets to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility will permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During the extension, outstanding balances generally will accrue interest at a variable rate equal to the greater of (i) the one-month LIBOR plus 3.00 percent or (ii) 5.50 percent, with a fee of 0.50 percent on any unused balance of the facility. The Company anticipates arranging a more permanent lending arrangement in the near-term.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the three months ended February 28, 2009, the aggregate compensation paid by the Company to the independent directors was $27,000. The Company did not pay any special compensation to any of its directors or officers.

Forward-Looking Statements
This report contains “forward-looking statements.” By their nature, all forward-looking statements involve risk and uncertainties, and actual results could differ materially from those contemplated by the forward-looking statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part I, Item 1A. of our most recent Annual Report filed on Form 10-K.

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

Performance Review and Portfolio Outlook

The first quarter of 2009 reflected mixed results as the MLP sector continued to manage through the global economic recession and the related credit crisis, and recover from significant deleveraging by certain hedge funds and other MLP investors in late 2008. While, in our view, midstream long-haul pipeline company fundamentals remain intact, falling commodity prices have caused some upstream companies to elect to conserve capital by curtailing drilling and/or production. In the midstream segment, gatherers and processors, particularly those whose revenues are based on make-whole or percent-of-proceeds contracts, were negatively impacted by lower prices and or volumes, and downstream companies have seen lower prices for NGLs as a result of increased inventory for the hurricane season and diminished demand. These challenges were manifest in the distribution decisions of certain MLPs, as some chose to reduce distribution growth, hold distributions steady or, in a few cases, reduce distributions.

For the three months ended February 28, 2009, the Wachovia MLP Total Return Index reflected a total return based on market value, assuming reinvestment of quarterly distributions, of 6.1 percent. Our total return for the three months ended February 28, 2009 based on market value, assuming reinvestment of quarterly distributions was 28.3 percent. Our total assets decreased from $112,321,057 as of November 30, 2008 to $103,518,043 as of February 28, 2009. Our net asset value as of February 28, 2009 was $8.67 compared to $9.96 at November 30, 2008. Presently, the total cost basis of our investments for financial statement reporting purposes exceeds the fair value we are reflecting on our Statement of Assets and Liabilities. That, combined with our operating losses, results in a deferred tax asset of $9,277,868 (net of a $4,026,458 valuation allowance), or approximately $1.04 per share. We do not include the deferred tax asset in the calculation of the management fee due to the Adviser.

Market values of MLPs, along with the values of our comparable private companies, have experienced substantial declines.  As a result, we have selectively liquidated some of our public investments and used the proceeds to reduce our leverage.  While this has improved our asset coverage ratios, it will likely reduce future distributable cash flow available to stockholders.

We recently announced a 90-day extension to our credit facility.  We are continuing to work toward a longer-term arrangement; however, we acknowledge that these are uncertain credit markets.  We reduced the facility to $25,000,000, and through the extension period at least half of any proceeds from the liquidation of public investments and all of the proceeds from the liquidation of private investments will be used to further reduce the facility.  As mentioned above, subsequent to the end of the quarter, we liquidated a portion of our public investments and used the proceeds to reduce the amount outstanding on the credit facility to $19,300,000 as of April 8, 2009.  On April 3, 2009 Legacy Reserves, LP announced that a private equity firm made a proposal to acquire all of the outstanding units of their company.  If the sale is achieved at the stated price, the proceeds would further reduce our credit facility by approximately $3.0 million. Combined with the recent sales of public investments, this would result in a level of asset coverage that we feel is appropriate given the current market volatility.

We expect to see a continued divergence in subsector performance, with fee-based long-haul pipeline companies outperforming commodity sensitive companies. Despite significant headwinds, we believe gathering and processing companies with strategic operational assets, sufficient coverage, strong hedging programs and adequate liquidity will prevail. In our view, E&P companies will continue to experience pressure resulting from falling prices and rising operating costs reported during the second half of 2008. That said, we believe operating costs will fall in 2009 and 2010 as a result of price competition due to the overcapacity in a lower-priced commodity environment. In addition, we may see some companies begin to explore strategic alternatives such as joint ventures and acquisitions. We expect this year to be challenging; however, we continue to believe our companies play a critical role in producing, processing, transporting and storing energy in response to consumer demand.

Investment Review

Following is a summary of our investment activity during the three months ended February 28, 2009:

Mowood, LLC (“Mowood”) – Follow-on Investment
On December 5, 2008 we invested $515,000 in Mowood in the form of a promissory note with a fixed annual interest rate equal to 9.0 percent. The proceeds were used by Mowood for working capital purposes. On December 8, 2008, we entered into an agreement with Mowood to amend and combine the existing subordinated debt and multiple promissory notes into a single new promissory note with a principal balance of $8,800,000. The new note has an annual interest rate of 9.0 percent and a maturity date of December 31, 2009. Due to the start-up nature of Timberline (subsidiary of Mowood) and the delays encountered in completing its first three landfill gas to energy projects, we deemed it prudent to reduce the interest rate charged on Mowood’s debt and distributions on invested equity to 9.0 percent to provide Mowood more operational flexibility and growth capital.

In order to count portfolio securities as qualifying assets, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby a BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers, or other organizational or financial guidance. As of December 1, 2008, we began charging Mowood $5,000 per month to cover our expenses related to the managerial assistance we are providing to them.

As of February 28, 2009, the value of our investment portfolio (excluding short-term investments) was $91,046,870 including equity investments of $82,246,870 and debt investments of $8,800,000 across the following segments of the energy infrastructure sector:

					Current
					Yield on
Name of Portfolio	Nature of its	Securities	Amount Invested	Fair Value(in	Amount
Company (Segment)	Principal Business	Held by Us	(in millions)	millions)(1)	Invested (2)
Abraxas Energy Partners, L.P. (Upstream)	Natural gas and oil exploitation and development in the Delaware and Gulf Coast Basins of Texas, Rockies and Mid-Continent region of the U.S.	Common Units	$7.5	$2.0	9.0%

Eagle Rock Energy Partners, L.P. (Upstream/Midstream)	Gatherer and processor of natural gas in north and east Texas and Louisiana and producer and developer of upstream and mineral assets located in 17 states	Common Units (Registered and Unregistered)	19.8	5.6	10.3

EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties in the Appalachian Basin, the Monroe field in Louisiana, Michigan, the Austin Chalk, South Central Texas, the Permian Basin, the San Juan Basin and the Mid-continent area.	Common Units	7.5	3.2	8.7

High Sierra Energy, LP (Midstream)	Marketer, processor, storer and transporter of hydrocarbons and processor and disposer of oilfield produced water with operations primarily in Colorado, Wyoming, Oklahoma and Florida	Common Units	24.8	19.5	10.2

High Sierra Energy GP, LLC (Midstream) (3)	General Partner of High Sierra Energy, LP	Equity Interest	2.0	1.9	2.2

International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines in Central Appalachia	Class A Units	10.0	8.5	8.0

Legacy Reserves LP (Upstream)	Oil and natural gas exploitation and development primarily in the Permian Basin	Limited Partner Units	4.5	2.8	12.2

LONESTAR Midstream Partners, LP (Midstream) (4)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P (PVR) in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale.	Class A Units	3.7	3.6	N/A

LSMP GP, LP (Midstream) (4)	Indirectly owns General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.2	0.5	N/A

Mowood, LLC (Midstream/Downstream) (5)	Natural gas distribution in central Missouri and landfill gas to energy projects	Equity interest	5.0	5.5	9.0

		Subordinated Debt	8.8	8.8	9.0

Penn Virginia Resource Partners, L.P. (Midstream/Coal)	Operator of a midstream natural gas gathering and processing business and manager of coal properties and related assets	Unregistered Common Units	11.3	5.9	8.4

Penn Virginia GP Holdings, L.P. (Midstream/Coal)	Owns the general partner interest, incentive distribution rights and a portion of the limited partner interests in Penn Virginia Resource Partners, L.P.	Unregistered Common Units	1.7	0.7	5.6

Quest Midstream Partners, L.P. (Midstream) (6)	Operator of natural gas gathering pipelines in the Cherokee Basin and interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri	Common Units	22.2	6.5	0.0

VantaCore Partners LP (Aggregates)	Acquirer and operator of aggregate companies, with quarry and asphalt operations in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana	Common Units and Incentive Distribution Rights	18.4	16.0	10.1

			$147.4	$91.0

(1)	Fair value as of February 28, 2009.
(2)	The current yield has been calculated by annualizing the most recent distribution during the period and dividing by the amount invested in the underlying security. Actual distributions to us are based on each company’s available cash flow and are subject to change.
(3)	Includes original purchase of 3 percent equity interest, sale of 0.6274 percent equity interest in July 2007 and subsequent capital calls.
(4)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale. The cost basis and the fair value of the LONESTAR and LSMP GP, LP units as of February 28, 2009 are related to the potential receipt of those future payments. Since this investment is not deemed to be “active”, the yield is not meaningful and we have excluded it from our weighted average yield to cost on investments as described below in Results of Operations.
(5)	Current yield represents an equity distribution on the previous quarter fair value of our invested capital, including the effect of the management incentive plan, divided by the amount invested. We expect that, pending cash availability, such equity distributions will recur on a quarterly basis at or above such yield.
(6)	Currently non-income producing.

Portfolio Company Profiles

Abraxas Energy Partners, L.P. (“Abraxas”)
Abraxas is a private company that operates long-lived, low-decline natural gas and oil reserves located primarily in the Delaware and Gulf Coast Basins of Texas, Rocky Mountains and Mid-Continent regions of the U.S. Abraxas was formed by Abraxas Petroleum Corporation, an independent publicly-traded energy company engaged in the exploration and production of natural gas and crude oil. We hold one of six seats on Abraxas’ board of directors. Abraxas’ principal office is located at 18803 Meisner Drive, San Antonio, TX 78258.

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

High Sierra Energy, LP (“High Sierra”)
High Sierra is a holding company with diversified midstream energy assets focused on the processing, transportation, storage and marketing of hydrocarbons. The company’s businesses include a natural gas liquids logistics and transportation business in Colorado, natural gas gathering and processing operations in Louisiana, a natural gas storage facility in Mississippi, an ethanol terminal in Nevada, crude and natural gas liquids trucking businesses in Kansas and Colorado, businesses providing crude oil gathering, transportation and marketing services, primarily focused in the Mid-Continent, Western and Gulf Coast regions, water treatment transportation and disposal businesses serving oil and gas producers in Wyoming and Oklahoma, and two asphalt processing, packaging and distribution terminals in Florida. We hold board of director observation rights for High Sierra. High Sierra’s principal office is located at 3773 Cherry Creek Drive North, Suite 655, Denver, CO 80209.

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

LONESTAR Midstream Partners, LP (“LONESTAR”)
LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale. We hold one of four seats on LONESTAR’s board of directors. LONESTAR’s principal office is located at 300 E. John Carpenter Freeway, Suite 800, Irving, TX 75062.

LSMP GP, LP (“LSMP GP”)
LSMP GP indirectly owns the general partner of LONESTAR. LSMP GP’s principal office is located at 300 E. John Carpenter Freeway, Suite 800, Irving, TX 75062.

Mowood, LLC (“Mowood”)
Mowood is a holding company whose assets include Omega Pipeline, LLC (“Omega”) and Timberline Energy, LLC (“Timberline”). Omega is a natural gas local distribution company located on the Fort Leonard Wood army base in south central Missouri. Omega serves the natural gas and propane needs of Fort Leonard Wood and other customers in the surrounding area. Timberline is an owner and developer of projects that convert landfill gas to energy. We currently hold one of two seats on Mowood’s board of directors. Mowood’s principal office is located at 14694 Orchard Parkway, Suite 200, Westminster, CO 80020.

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

Portfolio Company Monitoring

Our Adviser monitors each portfolio company to determine progress relative to meeting the company’s business plan and to assess the company’s strategic and tactical courses of action. This monitoring may be accomplished by attendance at Board of Directors meetings, ad hoc communications with company management, the review of periodic operating reports and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Our Adviser’s monitoring activities are expected to provide it with the necessary access to monitor compliance with existing covenants, to enhance our ability to make qualified valuation decisions, and to assist our evaluation of the nature of the risks involved in each individual investment. In addition, these monitoring activities should enable our Adviser to diagnose and manage the common risk factors held by our total portfolio, such as sector concentration, exposure to a single financial sponsor, or sensitivity to a particular geography.

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

As of February 28, 2009, all of our portfolio companies have a rating of (1), with the exception of Quest Midstream Partners, L.P., which has a rating of (3).

High Sierra Energy, L.P. (“High Sierra”) experienced tightening of its transactional trade finance credit line, made more difficult by its exposure to a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code filed by SemGroup, L.P. and certain of its subsidiaries in July 2008. In response to these challenges, High Sierra utilized cash generated from operations to reduce borrowings and to support its marketing businesses. High Sierra elected to distribute additional common units in lieu of a cash distribution to its common unit holders during our fiscal quarters ended August 31, 2008 and November 30, 2008, and therefore we had assigned it a rating of (2) as of November 30, 2008. Most recently, during our fiscal quarter ended February 28, 2009, the board of directors for High Sierra elected to pay a cash distribution of $0.61 per unit to all common unit holders. Primarily as a result of the return to payment of a cash distribution, High Sierra was upgraded to a rating of (1) as of February 28, 2009.

Quest Midstream Partners, L.P. (“Quest Midstream”) continues to face challenges as a result of the August 2008 alleged misappropriation of funds by Jerry Cash, former CEO and Chairman of Quest Resource Corporation (NASDAQ: QRCP), Quest Energy Partners, L.P. (NASDAQ: QELP) and Quest Midstream. Quest Midstream suspended distributions to its common unit holders during our quarter ended November 30, 2008, and accordingly, we assigned the company a rating of (2) as of November 30, 2008. During our fiscal quarter ended February 28, 2009, Quest Midstream again did not pay a distribution to its common unit holders. The company is currently in compliance, and expects to remain in compliance, with its bank covenants. Quest Midstream could resume distributions to common unit holders, subject to debt covenant requirements; however, since the company anticipates a reduction in its gathering rate beginning in 2010, we do not expect to receive any distributions in 2009. Further, our fair value for Quest Midstream has declined substantially this quarter and it appears that the investment will not likely provide a full repayment of the amount invested. Accordingly, Quest Midstream has been downgraded to a rating of (3) as of February 28, 2009.

Results of Operations

Set forth below are the results of operations for the three months ended February 28, 2009 as compared to February 29, 2008.

Investment Income: Investment income decreased $21,834 for the three months ended February 28, 2009 as compared to the three months ended February 29, 2008; however, total distributions from investments increased $99,056 in comparison to the prior fiscal year. The decrease in investment income is generally due to less interest income received from debt investments subsequent to the VantaCore debt redemption. The increase in total distributions from investments is attributable to follow-on investments and distribution increases from several of our portfolio companies.

The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of February 28, 2009 was 7.8 percent as compared to 8.8 percent at February 29, 2008. The decrease in the weighted average yield to cost is related to slightly lower yields on securities received from our two realization events last fiscal year, as well as Quest’s non-payment of a distribution during the current quarter.

Net Expenses: Net expenses decreased $246,120 during the three months ended February 28, 2009 as compared to the three months ended February 29, 2008. The decrease is primarily attributable to less base management fees payable to the Adviser as a result of the decreased value of the investment portfolio.

Distributable Cash Flow: Our portfolio generates cash flow to us from which we pay distributions to stockholders. When our Board of Directors determines the amount of any distribution we expect to pay our stockholders, it will review distributable cash flow (“DCF”). DCF is distributions received from investments less our total expenses. The total distributions received from our investments include the amount received by us as cash distributions from equity investments, paid-in-kind distributions, and dividend and interest payments. Total expenses include current or anticipated operating expenses, leverage costs and current income taxes on our operating income. Total expenses do not include deferred income taxes or accrued capital gain incentive fees. We do not include in distributable cash flow the value of distributions received from portfolio companies which are paid in stock as a result of credit constraints, market dislocation or other similar issues.

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

The following table represents DCF for the three months ended February 28, 2009 as compared to the three months ended February 29, 2008:

	For the three months ended	For the three months ended
Distributable Cash Flow	February 28, 2009	February 29, 2008
Total from Investments
Distributions from investments	$2,691,635	$2,620,715
Distributions paid in stock (1)	-	453,520
Interest income from investments	201,598	313,409
Dividends from money market mutual funds	725	2,310
Other income	15,000	28,987
Total from Investments	2,908,958	3,418,941

Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement by Adviser)	327,308	493,606
Other operating expenses (excluding capital gain incentive fees)	217,582	250,281
Total Operating Expenses	544,890	743,887
Distributable cash flow before leverage costs	2,364,068	2,675,054
Leverage Costs	171,116	497,904
Distributable Cash Flow	$2,192,952	$2,177,150

Distributions paid on common stock	$2,061,294	$2,214,587

Payout percentage for period (2)	94%	102%

DCF/GAAP Reconciliation
Distributable Cash Flow	$2,192,952	$2,177,150
Adjustments to reconcile to Net Investment Income, before Income Taxes
Distributions paid in stock (1)	28,136	(453,520)
Return of capital on distributions received from equity investments	(1,853,248)	(1,859,741)
Capital gain incentive fees	-	279,665
Net Investment Income, before Income Taxes	$367,840	$143,554

(1)	The only distributions paid in stock for the three months ended February 28, 2009 were from Abraxas Energy Partners, L.P. which were paid in stock as a result of credit constraints and therefore were not included in DCF. Distributions paid in stock for the three months ended February 29, 2008 represent paid-in-kind distributions from LONESTAR Midstream Partners, LP
(2)	Distributions paid as a percentage of Distributable Cash Flow.

Distributions: The following table sets forth distributions for the three months ended February 28, 2009 as compared to the three months ended February 29, 2008.

Record Date	Payment Date	Amount
February 23, 2009	March 2, 2009	$0.2300
February 21, 2008	March 3, 2008	$0.2500

Net Investment Income: Net investment income for the three months ended February 28, 2009 was $266,657 as compared to $89,003 for the three months ended February 29, 2008. The increase in net investment income is primarily related to the decrease in net expenses described above.

Net Realized and Unrealized Loss: We had unrealized depreciation of $9,376,241 (after deferred taxes) as compared to $2,137,578 (after deferred taxes) for the three months ended February 29, 2008. We had realized losses for the three months ended February 28, 2009 of $362,331 (after deferred taxes) as compared to no realized gains or losses for the three months ended February 29, 2008. The realized losses for the current period are attributable to the Millennium realization event as described in Note 9 to the financial statements.

Recent Developments

On March 2, 2009, the Company paid a distribution in the amount of $0.23 per common share, for a total of $2,061,294. Of this total, the dividend reinvestment amounted to $231,375.

Liquidity and Capital Resources

We expect to raise additional capital to support our future growth through equity offerings, rights offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act and our current credit facility and subject to market conditions. We generally may not issue additional common shares at a price below our net asset value (net of any sales load (underwriting discount)) without first obtaining approval of our stockholders and Board of Directors. We are restricted in our ability to incur additional debt by the terms of our credit facility. We have filed a shelf registration statement with the Securities and Exchange Commission which, when effective, will facilitate raising additional capital.

Borrowings

Total leverage outstanding on our credit facility at February 28, 2009 was $23,100,000, representing approximately 22 percent of total assets, including our deferred tax asset. We are, and intend to remain, in compliance with our asset coverage ratios under the Investment Company Act of 1940 and our basic maintenance covenants under our credit facility.

For the three months ended February 28, 2009, the average principal balance and interest rate for the period during which the credit facility was utilized were $23,068,889 and 2.38 percent, respectively. As of February 28, 2009, the principal balance outstanding was $23,100,000 at a rate of 2.25 percent.

On March 21, 2008, we secured an extension to our revolving credit facility and on March 28, 2008, amended the credit agreement to exclude Bank of Oklahoma and include Wells Fargo as a lender, and to increase the total credit facility to $50,000,000. The revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all our assets. The credit facility contains a covenant precluding us from incurring additional debt. The credit facility has a maturity date of March 20, 2009. See discussion below regarding extension of the credit facility.

On March 20, 2009, we entered into a 90-day extension of its amended credit facility. Terms of the extension provide for a secured revolving credit facility of up to $25,000,000. As of April 8, 2009, we had $19,300,000 outstanding on our credit facility. The credit agreement, as extended, terminates on June 20, 2009. The amended credit facility includes a provision requiring us to apply 100% of the proceeds from any private investment liquidation and 50% of the proceeds from the sale of any publicly traded portfolio assets to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility will permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During the extension, outstanding balances generally will accrue interest at a variable rate equal to the greater of (i) the one-month LIBOR plus 3.00 percent or (ii) 5.50 percent, with a fee of 0.50 percent on any unused balance of the facility. We anticipate arranging a more permanent lending arrangement in the near-term.

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of February 28, 2009.

	Payments due by period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
	Total
Secured revolving credit facility (1)	$23,100,000	$23,100,000	-	-	-
	$23,100,000	$23,100,000	-	-	-

(1)	At February 28, 2009, the outstanding balance under the credit facility was $23,100,000, with a maturity date of March 20, 2009.

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

Securities Transactions and Investment Income Recognition

Securities transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from our equity investments generally are comprised of ordinary income, capital gains and return of capital from the portfolio company. We record investment income and returns of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each portfolio company and/or other industry sources. These estimates may subsequently be revised based on information received from the portfolio companies after their tax reporting periods are concluded, as the actual character of these distributions are not known until after our fiscal year end.

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

As of February 28, 2009, the fair value of our investment portfolio (excluding short-term investments) totaled $91,046,870. We estimate that the impact of a 10 percent increase or decrease in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $5,644,906.

As of February 28, 2009, our revolving credit facility has a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent. We estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) for the three month period during which the credit facility was utilized would either increase or decrease net investment income by approximately $57,672.

Debt investments in our portfolio may be based on floating or fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of February 28, 2009, we had no floating rate debt investments outstanding.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended February 28, 2009 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended February 28, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description
10.1

Fifth Amendment to Credit Agreement dated as of March 20, 2009 by and among Tortoise Capital Resources Corporation, U.S. Bank National Association and First National Bank of Kansas, which is attached as Exhibit 10.1 to the Form 8-K filed on March 26, 2009, is hereby incorporated by reference as Exhibit 10.1

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

Date: April 8, 2009