Form 10-Q
period 2009-05-31
TORTOISE CAPITAL RESOURCES CORP
filed 2009-07-09
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of June 30, 2009 was 9,028,301.

TORTOISE CAPITAL RESOURCES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	May 31, 2009	November 30, 2008
	(Unaudited)
Assets
Investments at fair value, control (cost $29,312,205 and $30,418,802, respectively)	$32,264,166	$30,213,280
Investments at fair value, affiliated (cost $54,231,519 and $56,662,500, respectively)	40,682,061	48,016,925
Investments at fair value, non-affiliated (cost $39,046,320 and $49,760,304, respectively)	22,402,239	27,921,025
Total investments (cost $122,590,044 and $136,841,606, respectively)	95,348,466	106,151,230
Cash	68,200	—
Income tax receivable	—	212,054
Receivable for Adviser expense reimbursement	56,364	88,925
Interest receivable from control investments	—	76,609
Dividends receivable	94	696
Deferred tax asset, net	5,243,357	5,683,747
Prepaid expenses and other assets	157,945	107,796
Total assets	100,874,426	112,321,057

Liabilities
Base management fees payable to Adviser	338,187	533,552
Distribution payable to common stockholders	1,170,247	—
Accrued expenses and other liabilities	340,055	362,205
Short-term borrowings	18,800,000	22,200,000
Total liabilities	20,648,489	23,095,757
Net assets applicable to common stockholders	$80,225,937	$89,225,300

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding at May 31, 2009 and
November 30, 2008 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 9,001,902 shares issued and outstanding at
May 31, 2009 and 8,962,147 issued and outstanding at November 30, 2008
(100,000,000 shares authorized)	9,002	8,962
Additional paid-in capital	103,868,927	106,869,132
Accumulated net investment loss, net of income taxes	(3,809,797)	(2,544,267)
Accumulated realized gain (loss), net of income taxes	(2,091,430)	6,364,262
Net unrealized depreciation of investments, net of income taxes	(19,121,465)	(22,843,489)
Net assets applicable to common stockholders	$80,225,937	$89,225,300

Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$8.91	$9.96

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
May 31, 2009
(Unaudited)
	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/Downstream	Equity Interest (99.6%)(2)	$4,302,499	$6,510,709
		Subordinated Debt (9% Due 12/31/09)(2)	8,800,000	8,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	16,065,765	16,801,740
		Incentive Distribution Rights (988)(2)(5)	143,941	151,717
Total Control Investments — 40.2%(3)			29,312,205	32,264,166

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)	22,323,299	21,896,385
International Resource Partners LP	Coal	Class A Units (500,000)(2)	8,533,333	9,000,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	3,698,806	2,400,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	153,517	300,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946)(2)(5)	19,522,564	7,085,676
Total Affiliated Investments — 50.7%(3)			54,231,519	40,682,061

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (457,971)(2)(5)	6,439,138	2,747,826
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Common Units (658,820)(7)	9,115,903	1,969,872
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (181,077)(2)(7)(8)	2,416,612	514,258
Energy Transfer Partners, L.P.	Midstream	Common Units (12,800)(7)	499,775	541,568
EV Energy Partners, L.P.	Upstream	Common Units (164,404)(7)	5,206,247	3,490,297
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)	2,006,572	1,898,080
Inergy, L.P.	Midstream/Downstream	Common Units (20,845)(7)	495,078	529,463
Magellan Midstream Partners, L.P.	Midstream	Common Units (7,200)(7)	242,574	251,640
Penn Virginia Resource Partners, L.P.	Midstream/Coal	Common Units (361,500)(7)	7,704,153	5,512,875
Plains All American Pipeline, L.P.	Midstream	Common Units (11,550)(7)	492,324	511,434
Sunoco Logistics Partners L.P.	Midstream	Common Units (4,900)(7)	249,876	256,858
First American Government Obligations Fund	Short-term investment	Class Y shares	4,178,068	4,178,068
Total Non-affiliated Investments — 27.9%(3)			39,046,320	22,402,239
Total Investments — 118.8%(3)			$122,590,044	$95,348,466

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $78,106,391, which represents 97.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, Lonestar Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). Lonestar has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of Lonestar Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2008

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/Downstream	Equity Interest (99.6%)(2)	$5,000,000	$5,739,087
		Subordinated Debt (12% Due 7/1/2016)(2)	7,050,000	7,050,000
		Promissory Notes (9% Due 12/31/08)(2)	1,235,000	1,235,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	16,989,861	15,868,310
		Incentive Distribution Rights (988)(2)(6)	143,941	320,883
Total Control Investments — 33.9%(3)			30,418,802	30,213,280

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	22,930,679	19,550,336
International Resource Partners LP	Coal	Class A Units (500,000)(2)	8,933,333	9,500,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(6)(7)	4,444,986	4,000,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(6)(7)	168,514	500,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946)(2)(6)	20,184,988	14,466,589
Total Affiliated Investments — 53.8%(3)			56,662,500	48,016,925

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181)(2)	6,742,023	4,051,629
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Common Units (659,071)(8)	9,892,328	5,219,842
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (373,224)(2)(8)	5,044,980	2,896,218
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (212,404)(2)(8)(9)	2,920,555	1,548,425
EV Energy Partners, L.P.	Upstream	Common Units (217,391)(8)	7,247,077	2,869,561
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	2,010,355	1,898,080
Legacy Reserves LP	Upstream	Limited Partner Units (264,705)(8)	3,454,771	2,384,992
Penn Virginia Resource Partners, L.P.	Midstream/Coal	Unregistered Common Units (468,001)(2)(8)	10,437,920	6,027,853
Penn Virginia GP Holdings, L.P.	Midstream/Coal	Unregistered Common Units (59,503)(2)(8)	1,649,923	664,053
First American Government Obligations Fund	Short-term investment	Class Y shares	360,372	360,372
Total Non-affiliated Investments — 31.3%(3)			49,760,304	27,921,025
Total Investments — 119.0%(3)			$136,841,606	$106,151,230

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $95,316,463, which represents 106.8% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Security distributions are paid-in-kind.
(6)	Currently non-income producing.
(7)	In July 2008, Lonestar Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). Lonestar has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of Lonestar Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(8)	Publicly-traded company.
(9)	Units are held in an escrow account, along with restricted cash, to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Investment Income
Distributions from investments
Control investments	$579,215	$344,597	$1,158,430	$627,501
Affiliated investments	836,038	1,709,792	1,665,376	3,359,680
Non-affiliated investments	465,272	719,544	1,776,490	1,407,467
Total distributions from investments	1,880,525	2,773,933	4,600,296	5,394,648
Less return of capital on distributions	(2,864,138)	(2,330,564)	(4,717,386)	(4,190,305)
Net distributions from investments	(983,613)	443,369	(117,090)	1,204,343
Interest income from control investments	202,400	301,944	403,998	615,353
Dividends from money market mutual funds	420	817	1,145	3,127
Fee income	15,000	—	30,000	—
Other income	—	—	—	28,987
Total Investment Income	(765,793)	746,130	318,053	1,851,810

Operating Expenses
Base management fees	338,186	589,996	730,955	1,175,249
Capital gain incentive fees (Note 4)	—	1,367,168	—	1,087,503
Professional fees	145,017	164,131	274,109	315,882
Administrator fees	15,782	27,408	34,111	54,558
Directors’ fees	22,080	22,083	43,737	44,746
Reports to stockholders	15,408	13,056	30,481	25,971
Fund accounting fees	8,735	8,550	16,740	17,038
Registration fees	7,891	7,458	15,610	14,834
Custodian fees and expenses	4,673	4,684	7,760	9,369
Stock transfer agent fees	3,403	3,403	6,584	6,769
Other expenses	13,025	11,742	24,464	23,629
Total Operating Expenses	574,200	2,219,679	1,184,551	2,775,548
Interest expense	256,842	435,594	427,958	933,498
Total Expenses	831,042	2,655,273	1,612,509	3,709,046
Less expense reimbursement by Adviser	(56,365)	(104,228)	(121,826)	(195,875)
Net Expenses	774,677	2,551,045	1,490,683	3,513,171
Net Investment Loss, before Income Taxes	(1,540,470)	(1,804,915)	(1,172,630)	(1,661,361)
Deferred tax benefit (expense)	8,283	685,869	(92,900)	631,318
Net Investment Loss	(1,532,187)	(1,119,046)	(1,265,530)	(1,030,043)

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
(Continued)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Realized and Unrealized Gain (Loss) on Investments
Net realized loss on investments, before income taxes	$(7,335,157)	$—	$(7,834,975)	$—
Deferred tax expense	(758,204)	—	(620,717)	—
Net realized loss on investments	(8,093,361)	—	(8,455,692)	—
Net unrealized appreciation (depreciation) of
control investments	3,029,773	(1,257,164)	3,157,483	3,336
Net unrealized appreciation (depreciation) of
affiliated investments	3,374,165	10,055,991	(4,903,883)	9,749,617
Net unrealized appreciation (depreciation) of
non-affiliated investments	9,978,917	2,646,187	5,195,197	(1,755,646)
Net unrealized appreciation, before income taxes	16,382,855	11,445,014	3,448,797	7,997,307
Deferred tax benefit (expense)	(3,284,590)	(4,349,106)	273,227	(3,038,977)
Net unrealized appreciation of investments	13,098,265	7,095,908	3,722,024	4,958,330
Net Realized and Unrealized Gain (Loss) on Investments	5,004,904	7,095,908	(4,733,668)	4,958,330
Net Increase (Decrease) in Net Assets Applicable to
Common Stockholders Resulting from Operations	$3,472,717	$5,976,862	$(5,999,198)	$3,928,287

Net Increase (Decrease) in Net Assets Applicable to Common
Stockholders Resulting from Operations Per Common Share:
Basic and Diluted	$0.39	$0.67	$(0.67)	$0.44
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,000,174	8,876,540	8,981,369	8,858,213

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the six	For the six
	months ended	months ended	Year ended
	May 31, 2009	May 31, 2008	November 30, 2008
	(Unaudited)	(Unaudited)
Operations
Net investment loss	$(1,265,530)	$(1,030,043)	$(978,493)
Net realized gain (loss) on investments	(8,455,692)	—	6,203,788
Net unrealized appreciation (depreciation) of investments	3,722,024	4,958,330	(29,595,528)
Net increase (decrease) in net assets applicable to common stockholders
resulting from operations	(5,999,198)	3,928,287	(24,370,233)

Distributions to Common Stockholders
Return of capital	(3,231,540)	(4,544,679)	(9,265,351)
Total distributions to common stockholders	(3,231,540)	(4,544,679)	(9,265,351)

Capital Stock Transactions
Proceeds from exercise of 180 warrants	—	2,700	2,700
Issuance of 39,755, 18,192 and 103,799 common shares from
reinvestment of distributions to stockholders, respectively	231,375	218,488	945,218
Net increase in net assets, applicable to common stockholders,
from capital stock transactions	231,375	221,188	947,918
Total decrease in net assets applicable to common stockholders	(8,999,363)	(395,204)	(32,687,666)

Net Assets
Beginning of period	89,225,300	121,912,966	121,912,966
End of period	$80,225,937	$121,517,762	$89,225,300

Accumulated net investment loss, net of income taxes,
at the end of period	$(3,809,797)	$(2,595,817)	$(2,544,267)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)

	For the six	For the six
	months ended	months ended
	May 31, 2009	May 31, 2008
Cash Flows From Operating Activities
Distributions received from investments	$4,543,782	$5,262,551
Interest and dividend income received	482,355	560,754
Purchases of long-term investments	(3,121,895)	(4,735,994)
Proceeds from sales of long-term investments	8,695,305	—
Proceeds from (purchases of) short-term investments, net	(3,817,696)	92,425
Interest expense paid	(400,070)	(973,916)
Operating expenses paid	(1,083,662)	(1,462,421)
Net cash provided by (used in) operating activities	5,298,119	(1,256,601)

Cash Flows from Financing Activities
Issuance of common stock (including warrant exercises)	—	2,700
Advances from revolving line of credit	900,000	8,750,000
Repayments on revolving line of credit	(4,300,000)	(5,500,000)
Distributions paid to common stockholders	(1,829,919)	(1,996,099)
Net cash provided by (used in) financing activities	(5,229,919)	1,256,601
Net change in cash	68,200	—
Cash — beginning of period	—	—
Cash — end of period	$68,200	$—

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)
(Continued)

	For the six	For the six
	months ended	months ended
	May 31, 2009	May 31, 2008
Reconciliation of net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by (used in) operating activities
Net increase (decrease) in net assets applicable to common stockholders
resulting from operations	$(5,999,198)	$3,928,287
Adjustments to reconcile net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(3,178,408)	(3,500,000)
Return of capital on distributions received	4,717,386	4,190,305
Proceeds from sales of long-term investments	8,695,305	—
Proceeds from (purchases of) short-term investments, net	(3,817,696)	92,425
Accrued capital gain incentive fees payable to Adviser	—	1,087,503
Deferred income taxes, net	440,390	2,407,659
Amortization of issuance costs	—	14,267
Realized loss on investments	7,834,975	—
Net unrealized appreciation of investments	(3,448,797)	(7,997,307)
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	77,211	(188,209)
Decrease in income tax receivable	212,054	—
Increase in prepaid expenses and other assets	(50,149)	(83,866)
Increase (decrease) in base management fees payable to Adviser,
net of expense reimbursement	(162,804)	20,757
Decrease in payable for investments purchased	—	(1,235,994)
Increase (decrease) in accrued expenses and other liabilities	(22,150)	7,572
Total adjustments	11,297,317	(5,184,888)
Net cash provided by (used in) operating activities	$5,298,119	$(1,256,601)

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$231,375	$218,488

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS
	For the six	For the six
	months ended	months ended	Year ended
	May 31, 2009	May 31, 2008	November 30, 2008
	(Unaudited)	(Unaudited)
Per Common Share Data(1)
Net Asset Value, beginning of period	$9.96	$13.76	$13.76
Income (loss) from Investment Operations:
Net investment loss(2)	(0.14)	(0.12)	(0.11)
Net realized and unrealized gain (loss) on investments(2)	(0.55)	0.56	(2.65)
Total increase (decrease) from investment operations	(0.69)	0.44	(2.76)
Less Distributions to Common Stockholders:
Net investment income	—	—	—
Return of capital	(0.36)	(0.51)	(1.04)
Total distributions to common stockholders	(0.36)	(0.51)	(1.04)
Net Asset Value, end of period	$8.91	$13.69	$9.96
Per common share market value, end of period	$4.45	$12.45	$5.21
Total Investment Return, including capital gain incentive fees,
based on net asset value(3)	(4.39)%	3.71%	(18.83)%
Total Investment Return, excluding capital gain incentive fees,
based on net asset value(3)	(4.39)%	4.69%	(20.93)%
Total Investment Return, based on market value(4)	(8.71)%	11.30%	(49.89)%

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS (Continued)

	For the six	For the six
	months ended	months ended	Year ended
	May 31, 2009	May 31, 2008	November 30, 2008
	(Unaudited)	(Unaudited)
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000’s)	$80,226	$121,518	$89,225
Ratio of expenses (including current and deferred income tax expense (benefit)
and capital gain incentive fees) to average net assets(5)(6)(7)	4.42%	9.86%	(5.72)%
Ratio of expenses (excluding current and deferred income tax expense (benefit)
to average net assets(5)(8)	3.41%	5.85%	4.44%
Ratio of expenses (excluding current and deferred income tax expense (benefit)
and capital gain incentive fees) to average net assets(5)(8)(9)	3.41%	4.04%	4.76%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) and capital gain incentive fees(5)(8)(9)	(2.68)%	(0.96)%	(1.73)%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) (5)(7)(8)	(2.68)%	(2.77)%	(1.41)%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense (benefit) and capital gain incentive fees(5)(6)(7)	(3.69)%	(6.78)%	8.76%
Portfolio turnover rate(5)	6.64%	0.00%	24.55%
Short-term borrowings, end of period (000’s)	$18,800	$33,800	$22,200
Asset coverage, per $1,000 of short-term borrowings(10)	$5,267	$4,595	$5,019
Asset coverage ratio of short-term borrowings(10)	527%	460%	502%

(1)	Information presented relates to a share of common stock outstanding for the entire period.
(2)	The per common share data for the year ended November 30, 2008 does not reflect the change in estimate of investment income and return of capital.
(3)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the net asset value per share as of the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan, and a sale at net asset value at the end of the period.
(4)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan, and a sale at the current market price on the last day of the period (excluding brokerage commissions).
(5)	Annualized for periods less than one full year.
(6)	For the six months ended May 31, 2009, the company accrued $440,390 in deferred income tax expense, net. For the six months ended May 31, 2008, the Company accrued $2,407,659 in deferred income tax expense, net. For the year ended November 30, 2008, the Company accrued $6,881 in current tax expense and $9,866,666 in deferred tax benefit, net.
(7)	For the six months ended May 31, 2009, the Company accrued no capital gain incentive fees. For the six months ended May 31, 2008, the Company accrued $1,087,503 in capital gain incentive fees. For the year ended November 30, 2008, the Company accrued no capital gain incentive fees.
(8)	The ratio excludes the impact of current and deferred income taxes.
(9)	The ratio excludes the impact of capital gain incentive fees.
(10)	Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the period divided by short-term borrowings outstanding at the end of the period.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
NOTES TO FINANCIAL STATEMENTS (Unaudited) May 31, 2009

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

The Company determines fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances. More specifically, SFAS 157 emphasizes that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs.

On April 9, 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s financial statements.

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

For equity and equity-related securities that are freely tradable and listed on a securities exchange or over-the-counter market, the Company fair values those securities at their last sale price on that exchange or over-the-counter market on the valuation date. If the security is listed on more than one exchange, the Company will use the price from the exchange that it considers to be the principal exchange on which the security is traded. Securities listed on the NASDAQ will be valued at the NASDAQ Official Closing Price, which may not necessarily represent the last sale price. If there has been no sale on such exchange or over-the-counter market on such day, the security will be valued at the mean between bid and ask price on such day.

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

  An independent valuation firm engaged by the Board of Directors to provide third-party valuation consulting services performs certain limited procedures that the Board of Directors has identified and asked it to perform on a selection of these preliminary valuations as determined by the Board of Directors. For the period ended May 31, 2009, the independent valuation firm performed limited procedures on seven portfolio companies comprising approximately 95.9 percent of the total restricted investments at fair value as of May 31, 2009. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of the investments subjected to the limited procedures did not appear to be unreasonable;

  The Board of Directors assesses the valuations and ultimately determines the fair value of each investment in the Company’s portfolio in good faith.

C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three and six months ended May 31, 2009, the Company accrued $15,000 and $30,000 in fee income, respectively. For the three and six months ended May 31, 2008, the Company accrued no fee income.

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

For the period from December 1, 2007 through November 30, 2008, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company had estimated these distributions to be approximately 32 percent investment income and 68 percent return of capital.

Subsequent to November 30, 2008, the Company reallocated the amount of investment income and return of capital it recognized based on the 2008 tax reporting information received from the individual portfolio companies. This reallocation amounted to a decrease in pre-tax net investment income of approximately $1,242,000 or $0.138 per share ($785,000 or $0.087 per share, net of deferred tax benefit), an increase in unrealized appreciation of approximately $1,520,000 or $0.169 per share ($961,000 or $0.107 per share, net of deferred tax expense) and a decrease in realized gains of approximately $278,000 or $0.031 per share ($176,000 or $0.020 per share, net of deferred tax benefit).

Subsequent to the period ended February 28, 2009, the Company reallocated the amount of investment income and return of capital reported in the current fiscal year based on its revised 2009 estimates. This reallocation amounted to a decrease in pre-tax net investment income of approximately $413,000 or $0.046 per share ($261,000 or $0.029 per share, net of deferred tax benefit), an increase in unrealized appreciation of approximately $262,000 or $0.029 per share ($166,000 or $0.018 per share, net of deferred tax expense) and an increase in realized gains of approximately $151,000 or $0.017 per share ($95,000 or $0.011 per share, net of deferred tax expense).

E. Distributions to Stockholders — The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The Company may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2008 and the period ended May 31, 2009, the Company’s distributions for book purposes were comprised of 100 percent return of capital. For the year ended November 30, 2008, the Company’s distributions for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital. The tax character of distributions paid for the current year will be determined subsequent to November 30, 2009.

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

The Company invests its assets primarily in limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company’s tax expense or benefit is included in the Statement of Operations based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser reimbursed the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On November 11, 2008, the Company entered into an Expense Reimbursement Agreement with the Adviser, for which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2009 and ending December 31, 2009 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the three and six months ended May 31, 2009 the Adviser reimbursed the Company $56,365 and $121,826, respectively. During the three and six months ended May 31, 2008, the Adviser reimbursed the Company $104,228 and $195,875, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three and six months ended May 31, 2009 and the three and six months ended May 31, 2008, the Company accrued no investment income fees.

The second part of the incentive fee payable to the Adviser, the capital gain incentive fee, is equal to: (A) 15 percent of (i) the Company’s net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from inception to the end of each fiscal year, less (ii) any unrealized capital depreciation at the end of such fiscal year, less (B) the aggregate amount of all capital gain fees paid to the Adviser in prior fiscal years. The capital gain incentive fee is calculated and payable annually within thirty (30) days of the end of each fiscal year. In the event the Investment Advisory Agreement is terminated, the capital gain incentive fee calculation shall be undertaken as of, and any resulting capital gain incentive fee shall be paid within thirty (30) days of the date of termination. The Adviser may, from time to time, waive or defer all or any part of the compensation described in the Investment Advisory Agreement.

The calculation of the capital gain incentive fee does not include any capital gains that result from that portion of any scheduled periodic distributions made possible by the normally recurring cash flow from the operations of portfolio companies (“Expected Distributions”) that are characterized by the Company as return of capital for U.S. generally accepted accounting principles purposes. In that regard, any such return of capital will not be treated as a decrease in the cost basis of an investment for purposes of calculating the capital gain incentive fee. This does not apply to any portion of any distribution from a portfolio company that is not an Expected Distribution. Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security. Unrealized capital depreciation on a security will be calculated as the amount by which the Company’s adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year.

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the three and six months ended May 31, 2009, the Company accrued no capital gain incentive fees. For the three months ended May 31, 2008, the Company increased the capital gain incentive fee payable by $1,367,168 as a result of the increase in the fair value of investments during the period. For the six months ended May 31, 2008, the Company accrued $1,087,503 in capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid to date.

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

Computershare Trust Company, N.A. serves as the Company’s transfer agent, dividend paying agent, and agent for the automatic dividend reinvestment plan.

U.S. Bank, N.A. serves as the Company’s custodian. The Company pays the custodian a monthly fee computed at an annual rate of 0.015 percent on the first $200,000,000 of the Company’s portfolio assets and 0.01 percent on the balance of the Company’s portfolio assets, subject to a minimum annual fee of $4,800.

5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of May 31, 2009 and November 30, 2008 are as follows:

	May 31, 2009	November 30, 2008
Deferred tax assets:
Organization costs	$(25,070)	$(26,160)
Net unrealized loss on investment securities	(10,019,452)	(11,287,920)
Capital loss	(841,818)	—
Net operating loss carry forwards	(5,984,036)	(3,319,098)
Valuation allowance	5,299,810	2,814,891
	(11,570,566)	(11,818,287)
Deferred tax liabilities:
Basis reduction of investment in MLPs	6,327,209	6,134,540

Total net deferred tax (asset) liability	$(5,243,357)	$(5,683,747)

At May 31, 2009, the Company has recorded a valuation allowance in the amount of $5,299,810 for a portion of its deferred tax asset which it does not believe will, more likely than not, be realized. The Company estimates based on existence of sufficient evidence, primarily regarding the amount and timing of distributions to be received from portfolio companies, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.

Management determined that no reserve for unrecognized tax benefits is necessary when temporary differences represent net future deductible amounts rather than net future taxable amounts. The Company does not expect any change in such amounts of unrecognized tax benefits over the next twelve months subsequent to November 30, 2008. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. No interest or penalties were accrued at May 31, 2009. All tax years since inception remain open to examination by federal and state tax authorities.

Total income tax benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

	For the three	For the three
	months ended	months ended
	May 31, 2009	May 31, 2008
Application of statutory income tax rate	$2,552,458	$3,277,633
State income taxes, net of federal taxes	208,701	385,604
Change in deferred tax valuation allowance	1,273,352	—

Total income tax expense	$4,034,511	$3,663,237

	For the six	For the six
	months ended	months ended
	May 31, 2009	May 31, 2008
Application of statutory income tax rate	$(1,889,994)	$2,154,221
State income taxes, net of federal taxes	(154,535)	253,438
Change in deferred tax valuation allowance	2,484,919	—
Total income tax (benefit) expense	$440,390	$2,407,659

The provision for income taxes is computed by applying the federal statutory rate plus a blended state income tax rate. The components of income tax include the following for the periods presented:

	For the three	For the three
	months ended	months ended
	May 31, 2009	May 31, 2008
Deferred tax expense
Federal	$3,729,564	$3,277,633
State	304,947	385,604
Total deferred expense	$4,034,511	$3,663,237
Total tax expense	$4,034,511	$3,663,237

	For the six	For the six
	months ended	months ended
	May 31, 2009	May 31, 2008
Deferred tax expense
Federal	$407,103	$2,154,221
State	33,287	253,438
Total deferred expense	$440,390	$2,407,659
Total tax expense	$440,390	$2,407,659

The deferred income tax expense for both the three month and six month periods ended May 31, 2009 includes the impact of the change in valuation allowance for such respective periods.

As of November 30, 2008, the Company had a net operating loss for federal income tax purposes of approximately $9,175,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,911,000 and $5,264,000 in the years 2027 and 2028, respectively. The amount of deferred tax asset for net operating loss and capital loss at May 31, 2009 also includes amounts for the period from December 1, 2008 through May 31, 2009. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2008, an alternative minimum tax credit of $3,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	May 31, 2009	November 30, 2008
Aggregate cost for federal income tax purposes	$105,373,491	$120,148,896
Gross unrealized appreciation	6,432,541	4,302,974
Gross unrealized depreciation	(16,457,566)	(18,300,640)
Net unrealized (depreciation) appreciation	$(10,025,025)	$(13,997,666)

6. Fair Value of Financial Instruments
Various inputs are used in determining the fair value of the Company’s investments. These inputs are summarized in the three broad levels listed below:

  Level 1 — quoted prices in active markets for identical investments

  Level 2 — other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

  Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of May 31, 2009. These assets are measured on a recurring basis.

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	May 31, 2009	(Level 1)	(Level 2)	(Level 3)
Investments	$95,348,466	$17,242,075	$ —	$78,106,391

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3) for Investments
	For the three months ended
	February 28, 2009	May 31, 2009
Fair value beginning balance	$85,728,339	$73,689,000
Total realized and unrealized gains (losses) included in net increase
(decrease) in net assets applicable to common stockholders	(11,494,308)	7,028,627
Net purchases, issuances and settlements	543,136	28,377
Return of capital adjustments impacting cost basis of security	(1,088,167)	(2,639,613)
Transfers into (out of) Level 3	—	—
Fair value ending balance	$73,689,000	$78,106,391
The amount of total gains (losses) for the period included in net increase
(decrease) in net assets applicable to common stockholders attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(11,321,163)	$7,201,771

7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The tables below show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of May 31, 2009 and November 30, 2008.

May 31, 2009
		Equity Interest,			Fair	Fair Value as
		Units or	Acquisition	Acquisition	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Per Unit	Net Assets
Abraxas Energy Partners, L.P.	Common Units	457,971	5/25/07-	$7,556,529	$6.00	3.4%
			3/31/09
Eagle Rock Energy Partners, L.P.(1)	Unregistered Common Units	181,077	10/1/08	2,489,809	2.84	0.6
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	24,828,836	21.00	27.3
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	N/A	2.4
			5/1/07
International Resource Partners LP	Class A Units	500,000	6/12/07	10,000,000	18.00	11.2
LONESTAR Midstream Partners, LP(2)	Class A Units	1,327,900	7/27/07-	3,698,806	1.81	3.0
			4/2/08
LSMP GP, LP(2)	GP LP Units	180	7/27/07-	153,517	1,666.67	0.6
			4/2/08
Mowood, LLC	Equity Interest	99.6%	6/5/06-	5,000,000	N/A	8.1
			8/4/08
	Subordinated Debt	$8,800,000	6/5/06-	8,800,000	N/A	10.9
			12/8/08
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06-	22,200,001	6.00	8.8
			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	18.00	20.9
			8/4/08
	Incentive Distribution Rights	988	5/21/07-	143,936	153.56	0.2
			8/4/08
				$105,157,852		97.4%

(1)

Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 — Investment Transactions for additional information.

(2)	See Note 9 — Investment Transactions for additional information.

November 30, 2008
		Equity Interest,			Fair	Fair Value as
		Units or	Acquisition	Acquisition	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Per Unit	Net Assets
Abraxas Energy Partners, L.P.	Common Units	450,181	5/25/07	$7,500,015	$9.00	4.5%
Eagle Rock Energy Partners, L.P.	Unregistered Common Units	373,224	10/1/08	5,044,980	7.76	3.3
Eagle Rock Energy Partners, L.P.(1)	Unregistered Common Units	212,404	10/1/08	2,920,555	7.29	1.7
High Sierra Energy, LP(2)	Common Units	1,042,685	11/2/06-	24,828,836	18.75	21.9
			11/15/08
High Sierra Energy GP, LLC(2)	Equity Interest	2.37%	11/2/06-	2,015,969	N/A	2.1
			5/1/07
International Resource Partners LP	Class A Units	500,000	6/12/07	10,000,000	19.00	10.6
LONESTAR Midstream Partners, LP(3)	Class A Units	1,327,900	7/27/07-	4,444,986	3.01	4.5
			4/2/08
LSMP GP, LP(3)	GP LP Units	180	7/27/07-	168,514	2,777.78	0.6
			4/2/08
Mowood, LLC	Equity Interest	99.6%	6/5/06-	5,000,000	N/A	6.4
			8/4/08
	Subordinated Debt	$7,050,000	6/5/06-	7,050,000	N/A	7.9
			6/29/07
	Promissory Notes	$1,235,000	9/26/08-	1,235,000	N/A	1.4
			11/26/08
Penn Virginia Resource Partners, L.P.	Unregistered Common Units	468,001	7/24/08	10,786,113	12.88	6.8
Penn Virginia GP Holdings, L.P.	Unregistered Common Units	59,503	7/24/08	1,680,746	11.16	0.7
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06-	22,200,001	12.25	16.2
			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	17.00	17.8
			8/4/08
	Incentive Distribution Rights	988	5/21/07-	143,936	324.78	0.4
			8/4/08
				$123,290,100		106.8%

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

8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of May 31, 2009 amounted to $72,946,227, representing 90.9 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2008 amounted to $78,230,205, representing 87.7 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at May 31, 2009 or during the six months then ended and at November 30, 2008 or during the year then ended is as follows:

May 31, 2009
	Units/
	Equity Interest/				Gross	Units/
	Principal				Distributions	Equity Interest/
	Balance	Gross	Gross	Realized	or Interest	Principal Balance	Fair Value
	11/30/08	Additions	Reductions	Gain/(Loss)	Received	5/31/09	5/31/09
High Sierra Energy, LP	1,042,685	$—	$—	$—	$1,265,376	1,042,685	$21,896,385
International Resource Partners LP	500,000	—	—	—	400,000	500,000	9,000,000
LONESTAR Midstream Partners, LP(1)	1,327,900	—	561,978	(184,201)	—	1,327,900	2,400,000
LSMP GP, LP(1)	180	—	26,053	11,057	—	180	300,000
Mowood, LLC	$7,050,000	1,750,000	—	—	403,998	$8,800,000	8,800,000
Subordinated Debt
Mowood, LLC	$1,235,000	—	1,235,000	—	—	—	—
Promissory Notes
Mowood, LLC	99.6%	—	—	—	225,000	99.6%	6,510,709
Equity Interest
Quest Midstream Partners, L.P.(2)	1,180,946	—	—	—	—	1,180,946	7,085,676
VantaCore Partners LP	933,430	—	—	—	933,430	933,430	16,801,740
Common Units
VantaCore Partners LP	988	—	—	—	—	988	151,717
Incentive Distribution Rights(2)
		$1,750,000	$1,823,031	$(173,144)	$3,227,804		$72,946,227

(1)	See Note 9 — Investment Transactions for additional information.
(2)	Currently non-income producing.

November 30, 2008
	Units/
	Equity Interest/				Gross	Units/
	Principal				Distributions	Equity Interest/
	Balance	Gross	Gross		or Interest	Principal Balance	Fair Value
	11/30/07	Additions	Reductions	Realized Gain	Received	11/30/08	11/30/08
High Sierra Energy, LP(1)	999,614	$—	$—	$—	$1,219,529	1,042,685	$19,550,336
International Resource Partners LP	500,000	—	—	—	800,000	500,000	9,500,000
LONESTAR Midstream Partners, LP(2)	1,184,532	1,477,140	21,531,919	1,104,244	—	1,327,900	4,000,000
LSMP GP, LP(2)	180	22,860	1,411,450	1,007,962	—	180	500,000
Millennium Midstream Partners, LP	875,000	—	21,652,616	6,491,491	1,207,500	—	—
Class A Common Units
Millennium Midstream Partners, LP	78	—	—	—	—	—	—
Incentive Distribution Rights
Mowood, LLC	$7,050,000	—	—	—	796,141	$7,050,000	7,050,000
Subordinated Debt
Mowood, LLC	—	1,235,000	—	—	—	$1,235,000	1,235,000
Promissory Notes
Mowood, LLC	100%	3,500,000	—	—	472,501	99.6%	5,739,087
Equity Interest
Quest Midstream Partners, L.P.(3)	1,180,946	—	—	—	1,472,053	1,180,946	14,466,589
VantaCore Partners LP	$3,750,000	—	3,862,500	112,500	306,918	—	—
Subordinated Debt
VantaCore Partners LP	425,000	9,822,845	—	—	1,104,215	933,430	15,868,310
Common Units
VantaCore Partners LP	789	91,540	—	—	—	988	320,883
Incentive Distribution Rights(3)
		$16,149,385	$46,458,485	$8,716,197	$7,378,857		$78,230,205

(1)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units during the quarters ended August 31, 2008 and November 30, 2008.
(2)	See Note 9 — Investment Transactions for additional information.
(3)	Currently non-income producing.

9. Investment Transactions
For the six months ended May 31, 2009, the Company purchased (at cost) securities in the amount of $3,178,408 and sold securities (proceeds received) in the amount of $8,695,305 (excluding short-term debt securities). For the six months ended May 31, 2008, the Company purchased (at cost) securities in the amount of $3,500,000 and sold no securities (excluding short-term debt securities).

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

Assuming there are no escrow claims, the Company expects to receive a distribution of 37,304 freely tradable common units of PVR and 4,744 freely tradable common units of PVG units from units held in escrow to be released to LONESTAR in July 2009 (along with cash distributions received on the escrow units retained by the escrow agent). Additionally, the Company anticipates receiving a future cash distribution from LONESTAR of approximately $1,038,090 payable on December 31, 2009, and there are two future contingent payments due LONESTAR for which the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The contingent payments are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved.

The fair value of the LONESTAR and LSMP GP, LP units as of May 31, 2009 is based on unobservable inputs related to the potential receipt of future payments relative to the sales transaction as described above.

On October 1, 2008, Millennium sold its partnership interests to Eagle Rock Energy Partners, L.P. (EROC) for approximately $181,000,000 in cash and approximately four million EROC unregistered common units. In exchange for its Millennium partnership interests, the Company received $13,687,081 in cash and 373,224 EROC unregistered common units with an aggregate basis of $5,044,980 for a total implied value at closing of approximately $18,732,061. In addition, approximately 181,077 units with an aggregate cost basis of $2,489,809 are held in escrow for 18 months from the date of the transaction. This includes a reserve the Company has placed against the units held in the escrow for estimated post-closing adjustments. The Company originally invested $17,500,000 in Millennium (including common units and incentive distribution rights), and had an adjusted cost basis at closing of $15,161,125 (after reducing its basis for cash distributions received since investment that were treated as return of capital). At the transaction closing, the Company recorded a realized gain for book purposes of $6,491,491, including a reserve the Company placed against the restricted cash and units held in the escrow for estimated post-closing adjustments. Subsequent to November 30, 2008, the Company increased the reserve against the units held in escrow for additional post-closing adjustments, resulting in a realized loss for the six months ended May 31, 2009 of $430,747. The Company also recorded an additional $277,724 in realized loss related to the reclassification of investment income and return of capital recognized based on the 2008 tax reporting information received from Millennium (see Note 2D—Security Transactions and Investment Income for additional information). For purposes of the capital gain incentive fee, the realized gain totals approximately $3,721,870, which excludes that portion of the fee that would be due as a result of cash distributions which were characterized as return of capital. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid to date.

10. Credit Facility
On April 25, 2007, the Company entered into a committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger, and Bank of Oklahoma, N.A. On March 21, 2008, the Company secured an extension to its revolving credit facility and on March 28, 2008, amended the credit agreement to exclude Bank of Oklahoma and include Wells Fargo as a lender, and to increase the total credit facility to $50,000,000. The revolving credit facility had a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter. The credit facility contains a covenant precluding the Company from incurring additional debt.

On March 20, 2009, the Company entered into a 90-day extension of its amended credit facility. Terms of the extension provide for a secured revolving credit facility of up to $25,000,000. The credit agreement, as extended, terminates on June 20, 2009 (see Note 14 — Subsequent Events regarding additional extension of the credit facility). The amended credit facility includes a provision requiring the Company to apply 100% of the proceeds from any private investment liquidation and 50% of the proceeds from the sale of any publicly traded portfolio assets to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility will permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During the extension, outstanding balances generally will accrue interest at a variable rate equal to the greater of (i) the one-month LIBOR plus 3.00 percent or (ii) 5.50 percent, with a fee of 0.50 percent on any unused balance of the facility.

Under the terms of the credit facility, the Company must maintain asset coverage required under the 1940 Act. If the Company fails to maintain the required coverage, it may be required to repay a portion of an outstanding balance until the coverage requirement has been met. As of May 31, 2009, the Company was in compliance with the terms of the credit facility.

For the six months ended May 31, 2009, the average principal balance and interest rate for the period during which the credit facility was utilized were $21,523,626 and 3.62 percent, respectively. As of May 31, 2009, the principal balance outstanding was $18,800,000 at a rate of 5.50 percent.

11. Common Stock
The Company has 100,000,000 shares authorized and 9,001,902 shares outstanding at May 31, 2009.

Shares at November 30, 2008	8,962,147
Shares issued through reinvestment of distributions	39,755
Shares at May 31, 2009	9,001,902

12. Warrants
At May 31, 2009, the Company had 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

Warrants outstanding at November 30, 2008 and May 31, 2009	945,594

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net increase (decrease) in net assets applicable to
common stockholders resulting from operations	$3,472,717	$5,976,862	$(5,999,198)	$3,928,287
Basic weighted average shares	9,000,174	8,876,540	8,981,369	8,858,213
Average warrants outstanding(1)	—	—	—	—
Diluted weighted average shares	9,000,174	8,876,540	8,981,369	8,858,21
Basic and diluted net increase (decrease) in net assets
applicable to common stockholders resulting from
operations per common share	$0.39	$0.67	$(0.67)	$0.44

(1)	Warrants to purchase shares of common stock at $15.00 per share were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares, and therefore, the effect would be anti-dilutive.

14. Subsequent Events
On June 1, 2009, the Company paid a distribution in the amount of $0.13 per common share, for a total of $1,170,247. Of this total, the dividend reinvestment amounted to $121,968.

On June 19, 2009, the Company entered into a 60-day extension of its amended credit facility effective June 20, 2009 through August 20, 2009. The terms of the extension provide for a secured revolving credit facility of up to $11,700,000. The amended credit facility retains the provision from the previous extension requiring the Company to apply 100 percent of the proceeds from any private investment liquidation and 50 percent of the proceeds from the sale of any publicly traded portfolio assets to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility will permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During the extension, outstanding loan balances generally will accrue interest at a variable rate equal to the greater of (i) one-month LIBOR plus 3.00 percent, and (ii) 5.50 percent, with a fee of 0.50 percent on any unused balance of the facility.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the six months ended May 31, 2009, the aggregate compensation paid by the Company to the independent directors was $51,000. The Company did not pay any special compensation to any of its directors or officers.

Forward-Looking Statements
This report contains “forward-looking statements.” By their nature, all forward-looking statements involve risk and uncertainties, and actual results could differ materially from those contemplated by the forward-looking statements.

Certifications
The Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual CEO certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.

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

Overview
We have elected to be regulated as a business development company (“BDC”) and we are classified as a non-diversified closed-end management investment company under the Investment Company Act of 1940. As a BDC, we are subject to numerous regulations and restrictions. Unlike most investment companies, we are, and intend to continue to be, taxed as a general business corporation under the Internal Revenue Code of 1986.

We are externally managed by Tortoise Capital Advisors, L.L.C. (the “Adviser”), an investment adviser specializing in the energy sector. On June 3, 2009, our Adviser announced that its senior management had entered into a definitive agreement to acquire, along with Mariner Holdings, LLC (“Mariner”), all of the ownership interests in the Adviser. As part of this proposed transaction, Mariner will purchase a majority stake in Tortoise, with the intention to provide growth capital and resources. With the provision of such growth capital and resources, Mariner will provide the Adviser with a complementary strategic partner in the asset management business. The transaction is expected to close in the third quarter of 2009 and is subject to customary regulatory approvals.

We invest in companies operating in the U.S. energy infrastructure sector, primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment. Companies in the midstream segment of the energy infrastructure sector engage in the business of transporting, processing or storing natural gas, natural gas liquids, crude oil, refined petroleum products and renewable energy resources. Companies in the downstream segment of the energy infrastructure sector engage in distributing or marketing such commodities, and companies in the upstream segment of the energy infrastructure sector engage in exploring, developing, managing or producing such commodities. The energy infrastructure sector also includes producers and processors of coal and aggregates, two business segments that also are eligible for master limited partnership (“MLP”) status. We seek to invest in companies in the energy infrastructure sector that generally produce stable cash flows as a result of their fee-based revenues and proactive hedging programs which help to limit direct commodity price risk.

Investment Outlook
The recovery of MLP market values in 2009 has had a positive impact on the fair value of some of our portfolio holdings but others have continued to struggle. Our net asset value increased this quarter to $8.91 per share compared to $8.67 per share at February 28, 2009, but is still below our net asset value per share at November 30, 2009 of $9.96. We believe our credit line renewal process and distribution reductions have had an adverse impact on our stock price. Our total return for the six months ended May 31, 2009 based on market value, assuming reinvestment of quarterly distributions was -8.71 percent.

Credit constraints and liquidity concerns have been factors in the reduction or suspension of cash distributions to unit holders of certain of our portfolio companies, thus reducing our own distributable cash flow (“DCF”). On April 29, 2009, Eagle Rock Energy Partners, L.P. (NASDAQ: EROC), citing a desire to enhance its liquidity position, announced a voluntary reduction in its quarterly distribution from $0.41 to $0.025 per unit. This resulted in a $0.04 per share decrease in our second quarter DCF. The closing price of EROC units fell from $6.43 on April 29 to $3.79 following the distribution reduction announcement. Prior to May 31, 2009, we liquidated 373,475 units of EROC and after quarter-end we sold our remaining freely tradable units, as well as the restricted units we received from the Millennium sale which were sold pursuant to Rule 144, to further reduce our leverage position. Another of our portfolio companies, Abraxas Energy Partners, L.P., elected to defer its distribution this quarter, resulting in a $0.02 per share reduction in our second quarter DCF. Furthermore, we do not expect any future cash distributions from this investment in light of the recently announced merger agreement with Abraxas Petroleum Corporation (NASDAQ: AXAS). On June 1, 2009, we paid a distribution in the amount of $0.13 per common share, a decrease of $0.10 per share as compared to the prior quarter.

We have reduced the balance on our credit facility from $23,100,000 at February 28, 2009 to approximately $11,700,000 as of July 6, 2009 using proceeds from the sale of some of our publicly traded securities. We recently announced a 60-day extension to our amended credit facility through August 20, 2009. We continue to seek a longer-term lending arrangement and to reduce our leverage position through the sale of publicly traded securities. Additionally, there may be opportunities to realize liquidity from a few of our private holdings in order to further reduce, or even eliminate, our leverage.

While we believe that the market and economy in general have shown small signs of recovery and we are cautiously optimistic about recovery in 2010, we believe that private companies and the private market may recover more slowly than the economy in general. To this end, we are defensively positioning our portfolio to manage through current credit constraints and general economic challenges. In our view, the fundamentals of our portfolio companies remain strong and the long-term prospects for energy infrastructure investments are attractive.

Portfolio Review
As of May 31, 2009, the value of our investment portfolio (excluding short-term investments) was $91,170,398 including equity investments of $82,370,398 and debt investments of $8,800,000 across the following segments of the energy infrastructure sector:

Allocation of Portfolio Assets
May 31, 2009 (Unaudited)
(Percentages based on fair value of total investment portfolio, excluding short-term investments)

					Current
			Amount		Yield on
Name of Portfolio	Nature of its	Securities	Invested	Fair Value	Amount
Company (Segment)	Principal Business	Held by Us	(in millions)	(in millions)(1)	Invested(2)
Abraxas Energy Partners, L.P. (Upstream)(3)	Natural gas and oil exploitation and development in the Delaware and Gulf Coast Basins of Texas, Rockies and Mid-Continent region of the U.S.	Common Units	$7.6	$2.8	0.0%

Eagle Rock Energy Partners, L.P. (Upstream/Midstream)	Gatherer and processor of natural gas in north and east Texas and Louisiana and producer and developer of upstream and mineral assets located in 17 states	Common Units (Freely Tradable and Restricted)	12.8	2.5	0.7

Energy Transfer Partners, L.P. (Midstream/Downstream)	Pipeline operations in Arizona, Colorado, Louisiana, New Mexico, and Utah, and the largest intrastate pipeline system in Texas. Natural gas operations include intrastate gathering and transportation pipelines, treating and processing assets, and three storage facilities located in Texas	Common Units	0.5	0.5	9.0

EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties in the Appalachian Basin, the Monroe field in Louisiana, Michigan, the Austin Chalk, South Central Texas, the Permian Basin, the San Juan Basin and the Mid-continent area	Common Units	5.7	3.5	8.7

					Current
			Amount		Yield on
Name of Portfolio	Nature of its	Securities	Invested	Fair Value	Amount
Company (Segment)	Principal Business	Held by Us	(in millions)	(in millions)(1)	Invested(2)
High Sierra Energy, LP (Midstream)	Marketer, processor, storer and transporter of hydrocarbons and processor and disposer of oilfield produced water with operations primarily in Colorado, Wyoming, Oklahoma, Florida and Mississippi	Common Units	24.8	21.9	10.2

High Sierra Energy GP, LLC (Midstream)(4)	General Partner of High Sierra Energy, LP	Equity Interest	2.0	1.9	2.4

Inergy, L.P. (Midstream/Downstream)	Retail marketing, sale, and distribution of propane to residential, commercial, industrial, and agricultural customers. Also operates a natural gas storage business and a supply logistics, transportation, and wholesale marketing business that serves independent dealers and multi-state marketers in the United States and Canada	Common Units	0.5	0.5	10.7

International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines in Central Appalachia	Class A Units	10.0	9.0	8.0

LONESTAR Midstream Partners, LP (Midstream)(5)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR) in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale.	Class A Units	3.7	2.4	N/A

LSMP GP, LP (Midstream)(5)	Indirectly owns General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.2	0.3	N/A

Magellan Midstream Partners, L.P. (Midstream)	Engaged in the transportation, storage and distribution of refined petroleum products	Common Units	0.2	0.3	8.3

Mowood, LLC (Midstream/ Downstream)(6)	Natural gas distribution in central Missouri and landfill gas to energy projects	Equity interest	5.0	6.5	9.0

		Subordinated Debt	8.8	8.8	9.0

Penn Virginia Resource Partners, L.P. (Midstream/Coal)	Operator of a midstream natural gas gathering and processing business and manager of coal properties and related assets	Common Units	8.0	5.5	8.4

Plains All American Pipeline, L.P. (Midstream)	Engaged in the transportation, storage, terminalling and marketing of crude oil, refined products and liquefied petroleum gas and other natural gas related petroleum products	Common Units	0.5	0.5	8.4

Quest Midstream Partners, L.P. (Midstream)(3)	Operator of natural gas gathering pipelines in the Cherokee Basin and interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri	Common Units	22.2	7.0	0.0

					Current
			Amount		Yield on
Name of Portfolio	Nature of its	Securities	Invested	Fair Value	Amount
Company (Segment)	Principal Business	Held by Us	(in millions)	(in millions)(1)	Invested(2)
Sunoco Logistics Partners L.P. (Midstream)	Engaged in the business of transporting, terminalling, and storing refined products and crude oil	Common Units	0.3	0.3	7.8

VantaCore Partners LP (Aggregates)	Acquirer and operator of aggregate companies, with quarry and asphalt operations in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana	Common Units and Incentive Distribution Rights	18.4	17.0	10.1

			$131.2	$91.2

(1)	Fair value as of May 31, 2009.
(2)	The current yield has been calculated by annualizing the most recent distribution during the period and dividing by the amount invested in the underlying security. Actual distributions to us are based on each company’s available cash flow and are subject to change.
(3)	Currently non-income producing.
(4)	Includes original purchase of 3 percent equity interest, sale of 0.6274 percent equity interest in July 2007 and subsequent capital calls.
(5)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale. The cost basis and the fair value of the LONESTAR and LSMP GP, LP units as of February 28, 2009 are related to the potential receipt of those future payments. Since this investment is not deemed to be “active”, the yield is not meaningful and we have excluded it from our weighted average yield to cost on investments as described below in Results of Operations.
(6)	Current yield represents an equity distribution on our invested capital. We expect that, pending cash availability, such equity distributions will recur on a quarterly basis at or above such yield.

Private Portfolio Company Profiles

Abraxas Energy Partners, L.P. (“Abraxas”)
Abraxas is a private company that operates long-lived, low-decline natural gas and oil reserves located primarily in the Delaware and Gulf Coast Basins of Texas, Rocky Mountains and Mid-Continent regions of the U.S. Abraxas was formed by Abraxas Petroleum Corporation, an independent publicly-traded energy company engaged in the exploration and production of natural gas and crude oil. We hold a seat on Abraxas’ board of directors. Abraxas’ principal office is located at 18803 Meisner Drive, San Antonio, TX 78258.

High Sierra Energy, LP (“High Sierra”)
High Sierra is a holding company with diversified midstream energy assets focused on the processing, transportation, storage and marketing of hydrocarbons. The company’s businesses include a natural gas liquids logistics and transportation business in Colorado, natural gas gathering and processing operations in Louisiana, a natural gas storage facility in Mississippi, an ethanol terminal in Nevada, crude and natural gas liquids trucking businesses in Kansas and Colorado, businesses providing crude oil gathering, transportation and marketing services, primarily focused in the Mid-Continent, Western and Gulf Coast regions, water treatment transportation and disposal businesses serving oil and gas producers in Wyoming and Oklahoma, and two asphalt processing, packaging and distribution terminals in Florida. We hold board of director’s observation rights for High Sierra. High Sierra’s principal office is located at 3773 Cherry Creek North Drive, Suite 1000, Denver, CO 80209.

High Sierra Energy GP, LLC (“High Sierra GP”)
High Sierra GP is the general partner of High Sierra. High Sierra GP’s principal office is located at 3773 Cherry Creek North Drive, Suite 1000, Denver, CO 80209.

International Resource Partners LP (“IRP”)
IRP has surface and underground coal mine operations in southern West Virginia comprised of metallurgical and steam coal reserves, a coal washing and preparation plant, rail load-out facilities and a sales and marketing subsidiary. We hold board of director’s observation rights for IRP. IRP’s principal office is located at 725 5th Avenue, New York, NY 10022.

LONESTAR Midstream Partners, LP (“LONESTAR”)
LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale. We hold a seat on LONESTAR’s board of directors. LONESTAR’s principal office is located at 300 E. John Carpenter Freeway, Suite 800, Irving, TX 75062.

LSMP GP, LP (“LSMP GP”)
LSMP GP indirectly owns the general partner of LONESTAR. LSMP GP’s principal office is located at 300 E. John Carpenter Freeway, Suite 800, Irving, TX 75062.

Mowood, LLC (“Mowood”)
Mowood is a holding company whose assets include Omega Pipeline, LLC (“Omega”) and Timberline Energy, LLC (“Timberline”). Omega is a natural gas local distribution company located on the Fort Leonard Wood army base in south central Missouri. Omega serves the natural gas and propane needs of Fort Leonard Wood and other customers in the surrounding area. Timberline is an owner and developer of projects that convert landfill gas to energy. We currently hold a seat on Mowood’s board of directors. Mowood’s principal office is located at 14694 Orchard Parkway, Suite 200, Westminster, CO 80020.

Quest Midstream Partners, L.P. (“Quest”)
Quest was formed by the spin-off of Quest Resource Corporation’s midstream coal bed methane natural gas gathering assets in the Cherokee Basin. Quest owns more than 1,800 miles of natural gas gathering pipelines (primarily serving Quest Energy Partners, L.P., an affiliate) and over 1,100 miles of interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri. We hold a seat on Quest’s board of directors. Quest’s principal office is located at 210 Park Avenue, Suite 2750, Oklahoma City, OK 73102.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana. We hold a seat on VantaCore’s board of directors. VantaCore’s principal office is located at 666 Fifth Avenue, 26th Floor, New York, NY 10103.

Portfolio Company Monitoring
Our Adviser monitors each portfolio company to determine progress relative to meeting the company’s business plan and to assess the company’s strategic and tactical courses of action. This monitoring may be accomplished by attendance at Board of Directors meetings, ad hoc communications with company management, the review of periodic operating reports and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Our Adviser’s monitoring activities are expected to provide it with information that will enable us to monitor compliance with existing covenants, to enhance our ability to make qualified valuation decisions, and to assist our evaluation of the nature of the risks involved in each individual investment. In addition, these monitoring activities should enable our Adviser to diagnose and manage the common risk factors held by our total portfolio, such as sector concentration, exposure to a single financial sponsor, or sensitivity to a particular geography.

As part of the monitoring process, our Adviser continually assesses the risk profile of each of our investments. During this fiscal quarter we discontinued rating our investments on a scale of (1) to (3). In our view, the three-point rating scale could not adequately capture and convey all of the factors that we consider in our assessment of overall investment risk. Going forward, it is our intent to disclose, as appropriate, those risk factors that we deem most relevant in assessing the risk of any particular investment. Such factors may include, but are not limited to, the investment’s current cash distribution status, compliance with loan covenants, operating and financial performance, changes in the regulatory environment or other factors that we believe are useful in determining overall investment risk.

Abraxas Energy Partners, L.P.
Abraxas suspended its distributions this quarter and recently announced the signing of a definitive merger agreement with Abraxas Petroleum Corporation (NASDAQ: AXAS) (see Recent Developments for additional information). The merger is expected to result in a borrowing base sufficient to have one tranche of debt, eliminating Abraxas’ second lien debt. However, the merger is expected to result in the permanent discontinuation of distributions as well as a more exploration oriented risk profile. If the merger is not approved by Abraxas Petroleum shareholders or regulators, Abraxas, under its current loan agreements, would be faced with significant debt amortization payments due to the maturity of its second lien debt which would preclude its ability to pay distributions until the second lien debt was paid off or refinanced.

High Sierra Energy, LP
Year-to-date overall performance against budget has been favorable, enabling High Sierra to maintain a strong cash position. The company recently renewed the extension of its Monroe Gas facility and expanded its corporate revolver by $20 million, significantly reducing liquidity concerns. Depressed natural gas prices and high basis differentials in certain of the areas served by the company’s water handling operations have dampened drilling and production activities, but construction, permitting and testing of the company’s discharge plant in the Anticline is complete and the plant is operating commercially, providing capacity for increased water-handling and treatment activities in the area. In addition, Monroe Gas Storage, High Sierra’s Mississippi-based natural gas storage facility, although not complete, has commenced commercial operations. The facility is expected to be a significant contributor to High Sierra’s future overall results.

International Resource Partners LP
Demand and pricing for both Central Appalachian steam coal and metallurgical coal have fallen dramatically from last year’s levels, as the worldwide recession has lowered industrial electricity usage and significantly curtailed domestic and international steel production. While the recession continues, some examples of increased demand for coal have surfaced. IRP is buoyed by strong cash balances resulting from last year’s operations, proactive steps taken by management to offset the reduction in sales, and strong first quarter results at its marketing subsidiary. For year-to-date period the company is above its budget and in compliance with all bank covenants.

Mowood, LLC
Mowood is comprised of two primary subsidiaries: Omega Pipeline Company, LLC and Timberline Energy, LLC. Omega has performed in-line with its budget and is expected to continue to post strong results during the year as expansion projects at Fort Leonard Wood enhance results. Timberline has performed moderately below budget for the year-to-date period as a result of startup operational issues. Timberline has been working to resolve its operational issues and to expand capacity at its existing locations which management believes will result in improved performance. Timberline has structured its off-take contracts to eliminate or minimize commodity exposure in an effort to create more predictable performance. Mowood as a consolidated entity remains in compliance with all bank covenants.

Quest Midstream Partners, LP
Quest recently announced a definitive agreement to merge with Quest Resources Corp (NASDAQ: QRCP) and Quest Energy Partners (NASDAQ: QELP) into a new publicly traded company which is not expected to pay dividends (see Recent Developments for additional information). The new company’s strategy will be to create shareholder value through the efficient development of unconventional resource plays, including coalbed methane in the Cherokee Basin of southeast Kansas and northeast Oklahoma and the Marcellus Shale in the Appalachian Basin. Management expects significant cost savings from the simplified structure. The merger would change the risk profile of our investment from primarily a gathering company to an integrated company that has increased drilling risk and commodity exposure. If the merger were not to be approved by shareholders or regulators, we believe Quest would be able to profitably operate in 2009, but would face significant operational risk created by a lower gathering rate in 2010 and significant financial pressures on QELP, its primary customer and QRCP. Quest is in compliance with its bank covenants.

VantaCore Partners LP
VantaCore’s business is closely linked to the level of commercial construction and infrastructure spending in the two major territories it serves. Due to the weakened economy and difficult credit environment, base line construction spending in these sectors has been significantly reduced, resulting in lower than anticipated revenues for the company. In addition, wetter than normal spring weather delayed the typical seasonal uptrend in VantaCore’s sand and gravel operations in Louisiana. Management has responded to these challenges by implementing cost saving initiatives and by prudently reducing capital expenditures. In addition, the impact has been or is expected to be partially offset by business stemming from the construction of a new Dow Hemlock facility in Clarksville, TN as well as prospective contracts resulting from continued growth at Ft. Campbell, and infrastructure development from the American Recovery and Reinvestment Act of 2009. In addition, our common unit position in the company’s capital structure provides us certain payment preferences over subordinated unit holders and therefore some protection of our distribution. VantaCore remains in compliance with its bank covenants.

Results of Operations

Comparison of the Three and Six Months Ended May 31, 2009 and May 31, 2008
Investment Income: Investment income totaled ($765,793) and $318,053 for the three and six months ended May 31, 2009, respectively. This represents a decrease of $1,511,923 and $1,533,757, respectively, as compared to the three and six months ended May 31, 2008, primarily related to a decrease in distributions received from investments this fiscal year. The weighted average yield to cost on our investment portfolio (excluding short-term investments) as of May 31, 2009 was 6.2 percent as compared to 8.9 percent at May 31, 2008. The decrease in the weighted average yield to cost is generally related to Abraxas and Quest’s non-payment of a distribution during the current quarter.

Net Expenses: Net expenses totaled $774,677 and $1,490,683 for the three and six months ended May 31, 2009. This represents a decrease of $1,776,368 and $2,022,488, respectively, as compared to the three and six months ended May 31, 2008. The decrease is primarily related to elimination of the capital gain incentive fee accrual, a decrease in leverage costs and a decrease in base management fees payable to the Adviser as a result of the lower value of the investment portfolio.

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

The following table represents DCF for the three and six months ended May 31, 2009 as compared to the three and six months ended May 31, 2008:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
Distributable Cash Flow	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Total from Investments
Distributions from investments	$1,852,148	$2,773,933	$4,543,782	$5,394,648
Distributions paid in stock(1)	—	484,200	—	937,720
Interest income from investments	202,400	301,944	403,998	615,353
Dividends from money market mutual funds	420	817	1,145	3,127
Other income	15,000	—	30,000	28,987
Total from Investments	2,069,968	3,560,894	4,978,925	6,979,835

Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement
by Adviser)	281,821	485,768	609,129	979,374
Other operating expenses (excluding capital gain
incentive fees)	236,014	262,515	453,596	512,796
Total Operating Expenses	517,835	748,283	1,062,725	1,492,170
Distributable cash flow before leverage costs	1,552,133	2,812,611	3,916,200	5,487,665
Leverage Costs	256,842	435,594	427,958	933,498
Distributable Cash Flow	$1,295,291	$2,377,017	$3,488,242	$4,554,167

Distributions paid on common stock	$1,170,247	$2,330,092	$3,231,540	$4,544,679

Payout percentage for period(2)	90%	98%	93%	100%

DCF/GAAP Reconciliation
Distributable Cash Flow	$1,295,291	$2,377,017	$3,488,242	$4,554,167
Adjustments to reconcile to Net Investment Income,
before Income Taxes
Distributions paid in stock(1)	28,377	(484,200)	56,514	(937,720)
Return of capital on distributions received from
equity investments	(2,864,138)	(2,330,564)	(4,717,386)	(4,190,305)
Capital gain incentive fees	—	(1,367,168)	—	(1,087,503)
Net Investment Income, before Income Taxes	$(1,540,470)	$(1,804,915)	$(1,172,630)	$(1,661,361)

(1)	The only distributions paid in stock for the three and six months ended May 31, 2009 were from Abraxas Energy Partners, L.P. which were paid in stock as a result of credit constraints and therefore were not included in DCF. Distributions paid in stock for the three and six months ended May 31, 2008 represent paid-in-kind distributions from LONESTAR Midstream Partners, LP.
(2)	Distributions paid as a percentage of Distributable Cash Flow.

Distributions: The following table sets forth distributions for the six months ended May 31, 2009 as compared to the six months ended May 31, 2008.

Record Date	Payment Date	Amount
May 22, 2009	June 1, 2009	$0.1300
February 23, 2009	March 2, 2009	$0.2300

May 22, 2008	June 2, 2008	$0.2625
February 21, 2008	March 3, 2008	$0.2500

Net Investment Loss: Net investment loss totaled $1,532,187 and $1,265,530 for the three and six months ended May 31, 2009, respectively, as compared to a net investment loss of $1,119,046 and $1,030,043, respectively, for the three and six months ended May 31, 2008. The variance in net investment loss is primarily related to net expenses as described above.

Net Realized and Unrealized Gain (Loss): We had net unrealized appreciation of $13,098,265 and $3,722,024 (after deferred taxes) for the three and six months ended May 31, 2009, respectively, as compared to $7,095,908 and $4,958,330 (after deferred taxes) for the three and six months ended May 31, 2008, respectively. We had realized losses for the three and six months ended May 31, 2009 of $8,093,361 and $8,455,692, respectively. We had no realized gains or losses for the three and six months ended May 31, 2008.

Recent Developments
On June 1, 2009, we paid a distribution in the amount of $0.13 per common share, for a total of $1,170,247. Of this total, the dividend reinvestment amounted to $121,968.

On June 30, 2009, Abraxas Petroleum Corporation (NASDAQ: AXAS) (“Abraxas Petroleum”) and Abraxas Energy Partners, L.P. (“Abraxas Energy”) announced that they had entered into a definitive merger agreement pursuant to which Abraxas Energy will merge into Abraxas Petroleum. The agreement provides for Abraxas Petroleum to acquire the outstanding common units of Abraxas Energy not currently held by a wholly-owned subsidiary of Abraxas Petroleum for $6.00 per common unit payable in shares of Abraxas Petroleum common stock. The number of shares of Abraxas Petroleum common stock will range from 4.25 to 6.00 per common unit of Abraxas Energy and will amount to 26-36 million shares of Abraxas Petroleum common stock. The share range equates to $1.00 to $1.41 per share of Abraxas Petroleum and will be determined based on the 20-day trading average prior to a special meeting of Abraxas Petroleum stockholders. Holders of 96% of the common units of Abraxas Energy not held by a wholly-owned subsidiary of Abraxas Petroleum have executed a voting, registration rights and lock-up agreement with Abraxas Petroleum and Abraxas Energy. The Voting Agreement provides an automatic vote, or proxy to vote, by the unaffiliated unitholders of Abraxas Energy in favor of the merger and for a 90-day lock-up period followed by a multi-year staggered lock-up period. The Voting Agreement also provides for a standstill by the private investors on their rights under the existing exchange and registration rights agreement and a standstill by Abraxas Energy on its initial public offering. The merger transaction is subject to approval by the holders of a majority of the outstanding Abraxas Petroleum common stock and 80% of the outstanding Abraxas Energy common units, and other usual and customary closing conditions.

On July 6, 2009 Quest Resource Corporation (NASDAQ: QRCP) (“QRCP”) announced that QRCP, Quest Energy Partners, L.P. (NASDAQ: QELP) (“QELP”) and Quest Midstream Partners, L.P. (“QMLP”) had entered into a definitive merger agreement pursuant to which the three companies would recombine. The recombination would be effected by forming a new, yet to be named, publicly-traded corporation that, through a series of mergers and entity conversions, would wholly-own all three entities. The completion of a recombination is subject to the satisfaction of a number of conditions, including the arrangement of one or more satisfactory credit facilities for the new entity, the approval of the transaction by the stockholders of QRCP and the unit holders of QELP and QMLP, and consents from each entity’s existing lenders. There can be no assurance that the definitive documentation will be agreed to or that a recombination will occur.

Liquidity and Capital Resources
We may raise additional capital to support our future growth through equity offerings, rights offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act and our current credit facility and subject to market conditions. We generally may not issue additional common shares at a price below our net asset value (net of any sales load (underwriting discount)) without first obtaining approval of our stockholders and Board of Directors. We are restricted in our ability to incur additional debt by the terms of our credit facility.

Total leverage outstanding on our credit facility at May 31, 2009 was $18,800,000, representing approximately 19 percent of total assets, including our deferred tax asset. We are, and intend to remain, in compliance with our asset coverage ratios under the Investment Company Act of 1940 and our basic maintenance covenants under our credit facility.

Contractual Obligations
The following table summarizes our significant contractual payment obligations as of May 31, 2009.

			Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured revolving credit facility(1)	$18,800,000	$18,800,000	—	—	—
	$18,800,000	$18,800,000	—	—	—

(1)	At May 31, 2009, the outstanding balance under the credit facility was $18,800,000, with a maturity date of June 20, 2009.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings
For the six months ended May 31, 2009, the average principal balance and interest rate for the period during which the credit facility was utilized were $21,523,626 and 3.62 percent, respectively. As of May 31, 2009, the principal balance outstanding was $18,800,000 at a rate of 5.50 percent.

On March 21, 2008, we secured an extension to our revolving credit facility and on March 28, 2008, amended the credit agreement to exclude Bank of Oklahoma and include Wells Fargo as a lender, and to increase the total credit facility to $50,000,000. The revolving credit facility had a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter, and is secured with all our assets. The credit facility contains a covenant precluding us from incurring additional debt. The credit facility had a maturity date of March 20, 2009. See discussion below regarding extensions of the credit facility.

On March 20, 2009, we entered into a 90-day extension of our amended credit facility. Terms of the extension provide for a secured revolving credit facility of up to $25,000,000. As of March 20, 2009, we had $22,100,000 outstanding on our credit facility. The credit agreement, as extended, terminates on June 20, 2009. The amended credit facility includes a provision requiring us to apply 100% of the proceeds from any private investment liquidation and 50% of the proceeds from the sale of any publicly traded portfolio assets to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility will permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During the extension, outstanding balances generally will accrue interest at a variable rate equal to the greater of (i) the one-month LIBOR plus 3.00 percent or (ii) 5.50 percent, with a fee of 0.50 percent on any unused balance of the facility.

On June 19, 2009, we entered into a 60-day extension of our amended credit facility effective June 20, 2009 through August 20, 2009. The terms of the extension provide for a secured revolving credit facility of up to $11,700,000. The amended credit facility retains the provision from the previous extension requiring us to apply 100 percent of the proceeds from any private investment liquidation and 50 percent of the proceeds from the sale of any publicly traded portfolio assets to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility will permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During the extension, outstanding loan balances generally will accrue interest at a variable rate equal to the greater of (i) one-month LIBOR plus 3.00 percent, and (ii) 5.50 percent, with a fee of 0.50 percent on any unused balance of the facility.

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

As of May 31, 2009, the fair value of our investment portfolio (excluding short-term investments) totaled $91,170,398. We estimate that the impact of a 10 percent increase or decrease in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $5,652,565.

Debt investments in our portfolio may be based on floating or fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of May 31, 2009, we had no floating rate debt investments outstanding.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15 of the Securities Exchange Act of 1934) during the fiscal quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended May 31, 2009 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended May 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 22, 2009. The matters considered at the meeting, together with the actual vote tabulations relating to such matters are as follows:

1.	To elect two directors of the Company, to hold office for a term of three years and until their successors are duly elected and qualified.
No. of Shares
(i) Charles E. Heath
Affirmative	7,895,503
Withheld	521,746
TOTAL	8,417,249

No. of Shares
(ii) Terry C. Matlack
Affirmative	7,890,284
Withheld	526,965
TOTAL	8,417,249

H. Kevin Birzer and John R. Graham continued as directors and their terms expire on the date of the 2010 annual meeting of stockholders, and Conrad S. Ciccotello continued as a director and his term expires on the date of the 2011 annual meeting of stockholders.

2.	To consider and vote upon a proposal to authorize flexibility to the Company to sell its common shares for less than net asset value, subject to certain conditions.
No. of Shares
Affirmative	2,285,919
Against	423,046
Abstain	68,688
Broker Non-votes	5,639,596
TOTAL	8,417,249

3.

To consider and vote upon a proposal to authorize the Company to sell warrants or securities to subscribe for or convertible into shares of common stock and to issue the common shares underlying such warrants or securities upon their exercise.

No. of Shares
Affirmative	2,406,597
Against	300,631
Abstain	70,425
Broker Non-votes	5,639,596
TOTAL	8,417,249

4.	To ratify the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending November 30, 2009.
No. of Shares
Affirmative	8,289,206
Against	70,113
Abstain	57,930
TOTAL	8,417,249

Based upon votes required for approval, proposals 1, 3 and 4 above passed. Proposal 2 required the affirmative vote of at least a “majority”, as defined in the 1940 Act, of (a) the outstanding shares of the Company’s common stock, and (b) the outstanding shares of the Company’s common stock held by persons that are not affiliated persons of the Company. Under the 1940 Act, the vote of holders of a “majority” means the vote of the holders of the lesser of (1) 67% or more of the outstanding shares of the Company’s common stock present at the annual meeting or represented by proxy if the holders of more than 50% of the shares of the Company’s common stock are present or represented by proxy or (b) more than 50% of the Company’s outstanding shares of common stock. “Affiliated persons” of the Company generally include its officers and directors and owners of 5% or more of its common stock. Abstentions and broker non-votes have the effect of a vote against the proposal. The affirmative vote of common stockholders holding a majority of all outstanding shares of the Company’s common stock was not obtained; therefore, Proposal 2 did not pass.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Sixth Amendment to Credit Agreement dated as of June 20, 2009 by and among Tortoise Capital Resources Corporation and U.S. Bank National Association, which is attached as Exhibit 10.1 to the Form 8-K filed on June 24, 2009, is hereby incorporated by reference as Exhibit 10.1.

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

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

TORTOISE CAPITAL RESOURCES CORPORATION

Date: July 9, 2009	By:	/s/ Terry Matlack
Terry Matlack
Chief Financial Officer
(Principal Financial Officer)