Form 10-Q
period 2009-08-31
TORTOISE CAPITAL RESOURCES CORP
filed 2009-10-09
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of September 30, 2009 was 9,055,748.

TORTOISE CAPITAL RESOURCES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	August 31, 2009	November 30, 2008
	(Unaudited)
Assets
Investments at fair value, control (cost $28,735,949 and $30,418,802, respectively)	$32,818,564	$30,213,280
Investments at fair value, affiliated (cost $53,091,607 and $56,662,500, respectively)	39,230,799	48,016,925
Investments at fair value, non-affiliated (cost $15,176,862 and $49,760,304, respectively)	8,439,970	27,921,025
Total investments (cost $97,004,418 and $136,841,606, respectively)	80,489,333	106,151,230
Income tax receivable	—	212,054
Receivable for investments sold	65,104	—
Receivable for Adviser expense reimbursement	53,596	88,925
Interest receivable from control investments	68,200	76,609
Dividends receivable	255	696
Deferred tax asset, net	5,067,908	5,683,747
Prepaid expenses and other assets	43,966	107,796
Total assets	85,788,362	112,321,057

Liabilities
Base management fees payable to Adviser	321,578	533,552
Distribution payable to common stockholders	1,173,679	—
Accrued expenses and other liabilities	216,398	362,205
Short-term borrowings	5,000,000	22,200,000
Total liabilities	6,711,655	23,095,757
Net assets applicable to common stockholders	$79,076,707	$89,225,300

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding at August 31, 2009 and
November 30, 2008 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 9,028,301 shares issued and outstanding at
August 31, 2009 and 8,962,147 issued and outstanding at November 30, 2008
(100,000,000 shares authorized)	9,028	8,962
Additional paid-in capital	102,817,178	106,869,132
Accumulated net investment loss, net of income taxes	(3,728,613)	(2,544,267)
Accumulated realized gain (loss), net of income taxes	(14,316,148)	6,364,262
Net unrealized depreciation of investments, net of income taxes	(7,075,438)	(22,843,489)
Net assets applicable to common stockholders	$79,076,707	$89,225,300
Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$8.76	$9.96

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
August 31, 2009
(Unaudited)
	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/Downstream	Equity Interest (99.5%)(2)	$4,189,999	$7,539,518
		Subordinated Debt (9% Due 12/31/09)(2)	8,800,000	8,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	15,602,009	16,335,025
		Incentive Distribution Rights (988)(2)(5)	143,941	144,021
Total Control Investments — 41.5%(3)			28,735,949	32,818,564

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)	21,044,563	22,939,061
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,433,333	9,750,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,952,626	1,850,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	138,521	275,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946)(2)(5)	19,522,564	4,416,738
Total Affiliated Investments — 49.6%(3)			53,091,607	39,230,799

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (457,971)(2)(5)	6,439,138	2,289,855
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Common Units (99,000)(7)	1,317,232	331,650
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (54,753)(2)(7)(8)	728,509	177,003
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,471,349	1,718,442
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)	2,005,886	1,708,272
First American Government
Obligations Fund	Short-term investment	Class Y shares	2,214,748	2,214,748
Total Non-affiliated Investments — 10.7%(3)			15,176,862	8,439,970
Total Investments — 101.8%(3)			$97,004,418	$80,489,333

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $76,224,493, which represents 96.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, Lonestar Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). Lonestar has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of Lonestar Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2008

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/Downstream	Equity Interest (99.6%)(2)	$5,000,000	$5,739,087
		Subordinated Debt (12% Due 7/1/2016)(2)	7,050,000	7,050,000
		Promissory Notes (9% Due 12/31/08)(2)	1,235,000	1,235,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	16,989,861	15,868,310
		Incentive Distribution Rights (988)(2)(6)	143,941	320,883
Total Control Investments — 33.9%(3)			30,418,802	30,213,280

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	22,930,679	19,550,336
International Resource Partners LP	Coal	Class A Units (500,000)(2)	8,933,333	9,500,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(6)(7)	4,444,986	4,000,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(6)(7)	168,514	500,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946)(2)(6)	20,184,988	14,466,589
Total Affiliated Investments — 53.8%(3)			56,662,500	48,016,925

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181)(2)	6,742,023	4,051,629
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Common Units (659,071)(8)	9,892,328	5,219,842
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (373,224)(2)(8)	5,044,980	2,896,218
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (212,404)(2)(8)(9)	2,920,555	1,548,425
EV Energy Partners, L.P.	Upstream	Common Units (217,391)(8)	7,247,077	2,869,561
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	2,010,355	1,898,080
Legacy Reserves LP	Upstream	Limited Partner Units (264,705)(8)	3,454,771	2,384,992
Penn Virginia Resource Partners, L.P.	Midstream/Coal	Unregistered Common Units (468,001)(2)(8)	10,437,920	6,027,853
Penn Virginia GP Holdings, L.P.	Midstream/Coal	Unregistered Common Units (59,503)(2)(8)	1,649,923	664,053
First American Government
Obligations Fund	Short-term investment	Class Y shares	360,372	360,372
Total Non-affiliated Investments — 31.3%(3)			49,760,304	27,921,025
Total Investments — 119.0%(3)			$136,841,606	$106,151,230

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $95,316,463, which represents 106.8% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Security distributions are paid-in-kind.
(6)	Currently non-income producing.
(7)	In July 2008, Lonestar Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). Lonestar has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of Lonestar Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(8)	Publicly-traded company.
(9)	Units are held in an escrow account, along with restricted cash, to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Investment Income
Distributions from investments
Control investments	$555,879	$347,500	$1,714,309	$975,001
Affiliated investments	856,891	1,139,402	2,522,267	4,499,082
Non-affiliated investments	222,892	993,695	1,999,382	2,401,162
Total distributions from investments	1,635,662	2,480,597	6,235,958	7,875,245
Less return of capital on distributions	(1,075,398)	(2,306,739)	(5,792,784)	(6,497,044)
Net distributions from investments	560,264	173,858	443,174	1,378,201
Interest income from control investments	201,918	269,235	605,916	884,588
Dividends from money market mutual funds	304	3,643	1,449	6,770
Fee income	15,000	—	45,000	—
Other income	—	—	—	28,987
Total Investment Income	777,486	446,736	1,095,539	2,298,546

Operating Expenses
Base management fees	321,578	604,930	1,052,533	1,780,179
Capital gain incentive fees (Note 4)	—	(340,369)	—	747,134
Professional fees	176,947	153,157	451,056	469,039
Administrator fees	15,007	27,930	49,118	82,488
Directors’ fees	22,080	22,181	65,817	66,927
Reports to stockholders	15,409	13,057	45,890	39,028
Fund accounting fees	8,032	8,652	24,772	25,690
Registration fees	7,891	7,458	23,501	22,292
Custodian fees and expenses	5,315	5,545	13,075	14,914
Stock transfer agent fees	3,556	3,403	10,140	10,172
Other expenses	12,364	11,853	36,827	35,482
Total Operating Expenses	588,179	517,797	1,772,729	3,293,345
Interest expense	134,987	395,791	562,945	1,329,289
Total Expenses	723,166	913,588	2,335,674	4,622,634
Less expense reimbursement by Adviser	(53,596)	(100,821)	(175,422)	(296,696)
Net Expenses	669,570	812,767	2,160,252	4,325,938
Net Investment Income (Loss), before Income Taxes	107,916	(366,031)	(1,064,713)	(2,027,392)
Deferred tax benefit (expense)	(26,733)	139,090	(119,633)	770,408
Net Investment Income (Loss)	81,183	(226,941)	(1,184,346)	(1,256,984)

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
(Continued)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments, before income taxes	$(10,756,469)	$2,224,706	$(18,591,444)	$2,224,706
Deferred tax expense	(1,468,249)	(845,388)	(2,088,966)	(845,388)
Net realized gain (loss) on investments	(12,224,718)	1,379,318	(20,680,410)	1,379,318
Net unrealized appreciation of control investments	1,130,654	234,767	4,288,137	238,103
Net unrealized appreciation (depreciation) of
affiliated investments	(311,350)	641,373	(5,215,233)	10,390,990
Net unrealized appreciation (depreciation) of
non-affiliated investments	9,907,190	(3,309,808)	15,102,387	(5,065,454)
Net unrealized appreciation (depreciation), before income taxes	10,726,495	(2,433,668)	14,175,291	5,563,639
Deferred tax benefit (expense)	1,319,533	924,795	1,592,760	(2,114,182)
Net unrealized appreciation (depreciation) of investments	12,046,028	(1,508,873)	15,768,051	3,449,457
Net Realized and Unrealized Gain (Loss) on Investments	(178,690)	(129,555)	(4,912,359)	4,828,775
Net Increase (Decrease) in Net Assets Applicable to
Common Stockholders Resulting from Operations	$(97,507)	$(356,496)	$(6,096,705)	$3,571,791

Net Increase (Decrease) in Net Assets Applicable to Common
Stockholders Resulting from Operations Per Common Share:
Basic and Diluted	$(0.01)	$(0.04)	$(0.68)	$0.40
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,014,094	8,893,866	8,997,031	8,876,079

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the nine	For the nine
	months ended	months ended	Year ended
	August 31, 2009	August 31, 2008	November 30, 2008
	(Unaudited)	(Unaudited)
Operations
Net investment loss	$(1,184,346)	$(1,256,984)	$(978,493)
Net realized gain (loss) on investments	(20,680,410)	1,379,318	6,203,788
Net unrealized appreciation (depreciation) of investments	15,768,051	3,449,457	(29,595,528)
Net increase (decrease) in net assets applicable to common stockholders
resulting from operations	(6,096,705)	3,571,791	(24,370,233)

Distributions to Common Stockholders
Return of capital	(4,405,226)	(6,901,553)	(9,265,351)
Total distributions to common stockholders	(4,405,226)	(6,901,553)	(9,265,351)

Capital Stock Transactions
Proceeds from exercise of 180 warrants	—	2,700	2,700
Issuance of 66,154, 35,518 and 103,799 common shares from
reinvestment of distributions to stockholders, respectively	353,338	433,557	945,218
Net increase in net assets, applicable to common stockholders,
from capital stock transactions	353,338	436,257	947,918
Total decrease in net assets applicable to common stockholders	(10,148,593)	(2,893,505)	(32,687,666)

Net Assets
Beginning of period	89,225,300	121,912,966	121,912,966
End of period	$79,076,707	$119,019,461	$89,225,300

Accumulated net investment loss, net of income taxes,
at the end of period	$(3,728,613)	$(2,822,758)	$(2,544,267)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)

	For the nine	For the nine
	months ended	months ended
	August 31, 2009	August 31, 2008
Cash Flows From Operating Activities
Distributions received from investments	$6,179,445	$7,740,245
Interest and dividend income received	616,699	886,396
Fee income received	40,000	—
Purchases of long-term investments	(3,717,644)	(16,150,379)
Proceeds from sales of long-term investments	21,016,550	14,339,011
Proceeds from (purchases of) short-term investments, net	(1,854,376)	(397,252)
Interest expense paid	(621,399)	(1,368,533)
Operating expenses paid	(1,581,076)	(2,191,013)
Net cash provided by operating activities	20,078,199	2,858,475

Cash Flows from Financing Activities
Issuance of common stock (including warrant exercises)	—	2,700
Advances from revolving line of credit	900,000	19,050,000
Repayments on revolving line of credit	(18,100,000)	(17,800,000)
Distributions paid to common stockholders	(2,878,199)	(4,111,175)
Net cash used in financing activities	(20,078,199)	(2,858,475)
Net change in cash	—	—
Cash — beginning of period	—	—
Cash — end of period	$—	$—

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)
(Continued)

	For the nine	For the nine
	months ended	months ended
	August 31, 2009	August 31, 2008
Reconciliation of net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities
Net increase (decrease) in net assets applicable to common stockholders
resulting from operations	$(6,096,705)	$3,571,791
Adjustments to reconcile net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities:
Purchases of long-term investments	(3,774,157)	(14,915,626)
Return of capital on distributions received	5,792,784	6,497,044
Proceeds from sales of long-term investments	21,081,654	14,339,011
Proceeds from (purchases of) short-term investments, net	(1,854,376)	(397,252)
Accrued capital gain incentive fees payable to Adviser	—	747,134
Deferred income taxes, net	615,839	2,189,162
Amortization of issuance costs	—	18,553
Realized (gain) loss on investments	18,591,444	(2,224,706)
Net unrealized appreciation of investments	(14,175,291)	(5,563,639)
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	8,850	(138,347)
Decrease in income tax receivable	212,054	—
Increase in receivable for investments sold	(65,104)	—
(Increase) decrease in prepaid expenses and other assets	63,830	(66,823)
Increase (decrease) in base management fees payable to Adviser,
net of expense reimbursement	(176,645)	33,203
Decrease in payable for investments purchased	—	(1,235,994)
Increase (decrease) in accrued expenses and other liabilities	(145,978)	4,964
Total adjustments	26,174,904	(713,316)
Net cash provided by operating activities	$20,078,199	$2,858,475

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$353,338	$433,557

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the nine	For the nine
	months ended	months ended	Year ended
	August 31, 2009	August 31, 2008	November 30, 2008
	(Unaudited)	(Unaudited)
Per Common Share Data(1)
Net Asset Value, beginning of period	$9.96	$13.76	$13.76
Income (loss) from Investment Operations:
Net investment loss(2)	(0.13)	(0.14)	(0.11)
Net realized and unrealized gain (loss) on investments(2)	(0.58)	0.54	(2.65)
Total increase (decrease) from investment operations	(0.71)	0.40	(2.76)
Less Distributions to Common Stockholders:
Return of capital	(0.49)	(0.78)	(1.04)
Total distributions to common stockholders	(0.49)	(0.78)	(1.04)
Net Asset Value, end of period	$8.76	$13.38	$9.96
Per common share market value, end of period	$5.74	$11.50	$5.21
Total Investment Return, including capital gain incentive fees,
based on net asset value(3)	(3.77)%	3.76%	(18.83)%
Total Investment Return, excluding capital gain incentive fees,
based on net asset value(3)	(3.77)%	4.39%	(20.93)%
Total Investment Return, based on market value(4)	20.55%	5.25%	(49.89)%

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS
(Continued)

	For the nine	For the nine
	months ended	months ended	Year ended
	August 31, 2009	August 31, 2008	November 30, 2008
	(Unaudited)	(Unaudited)
Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000’s)	$79,077	$119,019	$89,225
Ratio of expenses (including current and deferred income tax expense (benefit)
and capital gain incentive fees) to average net assets(5)(6)(7)	4.35%	7.18%	(5.72)%
Ratio of expenses (excluding current and deferred income tax expense (benefit)
to average net assets(5)(8)	3.38%	4.77%	4.44%
Ratio of expenses (excluding current and deferred income tax expense (benefit)
and capital gain incentive fees) to average net assets(5)(8)(9)	3.38%	3.9%	4.76%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit) and capital gain incentive fees(5)(8)(9)	(1.67)%	(1.42)%	(1.73)%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit)(5)(7)(8)	(1.67)%	(2.24)%	(1.41)%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense (benefit) and capital gain incentive fees(5)(6)(7)	(2.63)%	(4.65)%	8.76%
Portfolio turnover rate(5)	5.49%	2.41%	24.55%
Short-term borrowings, end of period (000’s)	$5,000	$31,800	$22,200
Asset coverage, per $1,000 of short-term borrowings(10)	$16,815	$4,743	$5,019
Asset coverage ratio of short-term borrowings(10)	1,682%	474%	502%

(1)	Information presented relates to a share of common stock outstanding for the entire period.
(2)	The per common share data for the year ended November 30, 2008 does not reflect the change in estimate of investment income and return of capital.
(3)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the net asset value per share as of the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan, and a sale at net asset value at the end of the period.
(4)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan, and a sale at the current market price on the last day of the period (excluding brokerage commissions).
(5)	Annualized for periods less than one full year.
(6)	For the nine months ended August 31, 2009, the company accrued $615,839 in deferred income tax expense, net. For the nine months ended August 31, 2008, the Company accrued $2,189,162 in deferred income tax expense, net. For the year ended November 30, 2008, the Company accrued $6,881 in current tax expense and $9,866,666 in deferred tax benefit, net.
(7)	For the nine months ended August 31, 2009, the Company accrued no capital gain incentive fees. For the nine months ended August 31, 2008, the Company accrued $747,134 in capital gain incentive fees. For the year ended November 30, 2008, the Company accrued no capital gain incentive fees.
(8)	The ratio excludes the impact of current and deferred income taxes.
(9)	The ratio excludes the impact of capital gain incentive fees.
(10)	Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the period divided by short-term borrowings outstanding at the end of the period.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
NOTES TO FINANCIAL STATEMENTS (Unaudited) August 31, 2009

1. Organization
Tortoise Capital Resources Corporation (the “Company”) was organized as a Maryland corporation on September 8, 2005, and is a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. The Company invests primarily in privately held and micro-cap public companies operating in the midstream and downstream segments, and to a lesser extent the upstream and coal and aggregates segments, of the energy infrastructure sector. The Company is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company does not report results of operations internally on an operating segment basis. The Company is externally managed by Tortoise Capital Advisors, L.L.C. (the “Adviser”), an investment adviser specializing in the energy sector. The Company’s common shares are listed on the New York Stock Exchange under the symbol “TTO.”

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

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a significant impact on the Company’s financial statements.

On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments (“FSP 107-1”), to require disclosures about fair value of financial instruments for interim financial statements of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a significant impact on the Company’s financial statements.

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

The Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments:

  The quarterly valuation process typically begins with each investment being initially valued by the Valuation Officer of the Adviser. As part of this process, materials are prepared containing the supporting analysis, which are reviewed by the investment professionals of the Adviser;

  The Investment Committee of the Adviser reviews the preliminary valuations, and the Valuation Officer of the Adviser considers and assesses, as appropriate, any changes that may be required to the preliminary valuations to address any comments provided by the Investment Committee of the Adviser;

  An independent valuation firm engaged by the Board of Directors to provide third-party valuation consulting services performs certain procedures that the Board of Directors has identified and asked it to perform on a selection of these preliminary valuations as determined by the Board of Directors. For the period ended August 31, 2009, the independent valuation firm performed procedures on seven portfolio companies comprising approximately 97.0 percent of the total restricted investments at fair value as of August 31, 2009. Upon completion of the procedures, the independent valuation firm concluded that the fair value of the investments subjected to the procedures did not appear to be unreasonable;

  The Board of Directors assesses the valuations and ultimately determines the fair value of each investment in the Company’s portfolio in good faith.

C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three and nine months ended August 31, 2009, the Company accrued $15,000 and $45,000 in fee income, respectively. For the three and nine months ended August 31, 2008, the Company accrued no fee income.

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

Subsequent to November 30, 2008, the Company reallocated the amount of investment income and return of capital it recognized based on the 2008 tax reporting information received from the individual portfolio companies. This reallocation amounted to a decrease in pre-tax net investment income of approximately $1,415,000 or $0.157 per share ($895,000 or $0.099 per share, net of deferred tax benefit), an increase in unrealized appreciation of approximately $1,580,000 or $0.175 per share ($999,000 or $0.111 per share, net of deferred tax expense) and a decrease in realized gains of approximately $165,000 or $0.018 per share ($104,000 or $0.012 per share, net of deferred tax benefit).

Subsequent to the period ended February 28, 2009, the Company reallocated the amount of investment income and return of capital reported in the current fiscal year based on its revised 2009 estimates. This reallocation amounted to a decrease in pre-tax net investment income of approximately $223,000 or $0.025 per share ($141,000 or $0.016 per share, net of deferred tax benefit), a decrease in unrealized appreciation of approximately 486,000 or $0.054 per share ($307,000 or $0.034 per share, net of deferred tax benefit) and an increase in realized gains of approximately $709,000 or $0.079 per share ($448,000 or $0.050 per share, net of deferred tax expense).

E. Distributions to Stockholders — The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The Company may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2008 and the period ended August 31, 2009, the Company’s distributions for book purposes were comprised of 100 percent return of capital. For the year ended November 30, 2008, the Company’s distributions for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital. The tax character of distributions paid for the current year will be determined subsequent to November 30, 2009.

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

I. Recent Accounting Pronouncement — In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification TM” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a significant impact on the Company’s financial statements.

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

On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser reimbursed the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On November 11, 2008, the Company entered into an Expense Reimbursement Agreement with the Adviser, for which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2009 and ending December 31, 2009 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the three and nine months ended August 31, 2009 the Adviser reimbursed the Company $53,596 and $175,422, respectively. During the three and nine months ended August 31, 2008, the Adviser reimbursed the Company $100,821 and $296,696, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three and nine months ended August 31, 2009 and the three and nine months ended August 31, 2008, the Company accrued no investment income fees.

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

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the three and nine months ended August 31, 2009, the Company accrued no capital gain incentive fees. For the three months ended August 31, 2008, the Company decreased the capital gain incentive fee payable by $340,369 as a result of the decrease in the fair value of investments during the period. For the nine months ended August 31, 2008, the Company accrued $747,134 in capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid to date.

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

5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of August 31, 2009 and November 30, 2008 are as follows:

	August 31, 2009	November 30, 2008
Deferred tax assets:
Organization costs	$(24,525)	$(26,160)
Net unrealized loss on investment securities	(6,074,248)	(11,287,920)
Capital loss	(4,144,457)	—
Net operating loss carry forwards	(4,812,855)	(3,319,098)
Valuation allowance	5,446,592	2,814,891
	(9,609,493)	(11,818,287)
Deferred tax liabilities:
Basis reduction of investment in MLPs	4,541,585	6,134,540

Total net deferred tax (asset) liability	$(5,067,908)	$(5,683,747)

At August 31, 2009, the Company has recorded a valuation allowance in the amount of $5,446,592 for a portion of its deferred tax asset which it does not believe will, more likely than not, be realized. The Company estimates based on existence of sufficient evidence, primarily regarding the amount and timing of distributions to be received from portfolio companies, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.

Management determined that no reserve for unrecognized tax benefits is necessary when temporary differences represent net future deductible amounts rather than net future taxable amounts. The Company does not expect any change in such amounts of unrecognized tax benefits over the next twelve months subsequent to November 30, 2008. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. No interest or penalties were accrued at August 31, 2009. All tax years since inception remain open to examination by federal and state tax authorities.

Total income tax benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

	For the three	For the three
	months ended	months ended
	August 31, 2009	August 31, 2008
Application of statutory income tax rate	$26,499	$(195,497)
State income taxes, net of federal taxes	2,167	(23,000)
Change in deferred tax valuation allowance	146,783	—
Total income tax expense (benefit)	$175,449	$(218,497)

	For the nine	For the nine
	months ended	months ended
	August 31, 2009	August 31, 2008
Application of statutory income tax rate	$(1,863,495)	$1,958,724
State income taxes, net of federal taxes	(152,368)	230,438
Change in deferred tax valuation allowance	2,631,702	—
Total income tax expense (benefit)	$615,839	$2,189,162

The provision for income taxes is computed by applying the federal statutory rate plus a blended state income tax rate. The components of income tax include the following for the periods presented:

	For the three	For the three
	months ended	months ended
	August 31, 2009	August 31, 2008
Deferred tax expense
Federal	$162,188	$(195,497)
State	13,261	(23,000)
Total deferred expense (benefit)	$175,449	$(218,497)
Total tax expense (benefit)	$175,449	$(218,497)

	For the nine	For the nine
	months ended	months ended
	August 31, 2009	August 31, 2008
Deferred tax expense
Federal	$569,291	$1,958,724
State	46,548	230,438
Total deferred expense	$615,839	$2,189,162
Total tax expense	$615,839	$2,189,162

The deferred income tax expense for both the three month and nine month periods ended August 31, 2009 includes the impact of the change in valuation allowance for such respective periods.

As of November 30, 2008, the Company had net operating losses for federal income tax purposes of approximately $7,280,000. The net operating losses may be carried forward for 20 years. If not utilized, these net operating losses will expire as follows: $3,911,000 and $3,369,000 in the years 2027 and 2028, respectively. The amount of deferred tax asset for net operating losses and capital losses at August 31, 2009 also includes amounts for the period from December 1, 2008 through August 31, 2009. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2008, an alternative minimum tax credit of $3,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	August 31, 2009	November 30, 2008
Aggregate cost for federal income tax purposes	$84,642,745	$120,148,896
Gross unrealized appreciation	10,536,324	4,302,974
Gross unrealized depreciation	(14,689,736)	(18,300,640)
Net unrealized (depreciation) appreciation	$(4,153,412)	$(13,997,666)

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

  Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of August 31, 2009. These assets are measured on a recurring basis.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	August 31, 2009	(Level 1)	(Level 2)	(Level 3)
Equity Investments	$69,474,585	$2,050,092	$—	$67,424,493
Debt Investments	8,800,000	—	—	8,800,000
Short-Term Investments	2,214,748	2,214,748	—	—
Total Investments	$80,489,333	$4,264,840	$—	$76,224,493

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3) for Investments
	For the three months ended
	February 28, 2009	May 31, 2009	August 31, 2009
Fair value beginning balance	$85,728,339	$73,689,000	$78,106,391
Total realized and unrealized gains (losses) included in net increase
(decrease) in net assets applicable to common stockholders	(11,494,308)	7,028,627	(578,292)
Net purchases, issuances and settlements	543,136	28,377	—
Return of capital adjustments impacting cost basis of security	(1,088,167)	(2,639,613)	(1,303,606)
Transfers into (out of) Level 3	—	—	—
Fair value ending balance	$73,689,000	$78,106,391	$76,224,493
The amount of total gains (losses) for the period included in net increase
(decrease) in net assets applicable to common stockholders attributable to the change in unrealized gains (losses) relating to assets still held at
the reporting date	$(11,321,163)	$7,201,771	$(239,720)

7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The tables below show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of August 31, 2009 and November 30, 2008.

August 31, 2009
		Equity Interest,			Fair	Fair Value as
		Units or	Acquisition	Acquisition	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Per Unit	Net Assets
Abraxas Energy Partners, L.P.	Common Units	457,971	5/25/07-	$7,556,529	$5.00	2.9%
			3/31/09
Eagle Rock Energy Partners, L.P.(1)	Unregistered Common Units	54,753	10/1/08	752,854	3.23	0.2
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	24,828,836	22.00	29.0
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	N/A	2.2
			5/1/07
International Resource Partners LP	Class A Units	500,000	6/12/07	10,000,000	19.50	12.3
LONESTAR Midstream Partners, LP(2)	Class A Units	1,327,900	7/27/07-	2,952,626	1.39	2.3
			4/2/08
LSMP GP, LP(2)	GP LP Units	180	7/27/07-	138,521	1,527.78	0.4
			4/2/08
Mowood, LLC	Equity Interest	99.5%	6/5/06-	5,000,000	N/A	9.5
			8/4/08
	Subordinated Debt	$8,800,000	6/5/06-	8,800,000	N/A	11.1
			12/8/08
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06-	22,200,00	13.74	5.6
			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	17.50	20.7
			8/4/08
	Incentive Distribution Rights	988	5/21/07-	143,936	145.77	0.2
			8/4/08
				$102,659,721		96.4%

(1)

Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 — Investment Transactions for additional information.

(2)	See Note 9 — Investment Transactions for additional information.

November 30, 2008
		Equity Interest,			Fair	Fair Value as
		Units or	Acquisition	Acquisition	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Per Unit	Net Assets
Abraxas Energy Partners, L.P.	Common Units	450,181	5/25/07	$7,500,015	$9.00	4.5%
Eagle Rock Energy Partners, L.P.	Unregistered Common Units	373,224	10/1/08	5,044,980	7.76	3.3
Eagle Rock Energy Partners, L.P.(1)	Unregistered Common Units	212,404	10/1/08	2,920,555	7.29	1.7
High Sierra Energy, LP(2)	Common Units	1,042,685	11/2/06-	24,828,836	18.75	21.9
			11/15/08
High Sierra Energy GP, LLC(2)	Equity Interest	2.37%	11/2/06-	2,015,969	N/A	2.1
			5/1/07
International Resource Partners LP	Class A Units	500,000	6/12/07	10,000,000	19.00	10.6
LONESTAR Midstream Partners, LP(3)	Class A Units	1,327,900	7/27/07-	4,444,986	3.01	4.5
			4/2/08
LSMP GP, LP(3)	GP LP Units	180	7/27/07-	168,514	2,777.78	0.6
			4/2/08
Mowood, LLC	Equity Interest	99.6%	6/5/06-	5,000,000	N/A	6.4
			8/4/08
	Subordinated Debt	$7,050,000	6/5/06-	7,050,000	N/A	7.9
			6/29/07
	Promissory Notes	$1,235,000	9/26/08-	1,235,000	N/A	1.4
			11/26/08
Penn Virginia Resource Partners, L.P.	Unregistered Common Units	468,001	7/24/08	10,786,113	12.88	6.8
Penn Virginia GP Holdings, L.P.	Unregistered Common Units	59,503	7/24/08	1,680,746	11.16	0.7
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06-	22,200,001	12.25	16.2
			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	17.00	17.8
			8/4/08
	Incentive Distribution Rights	988	5/21/07-	143,936	324.78	0.4
			8/4/08
				$123,290,100		106.8%

(1)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 — Investment Transactions for additional information.
(2)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units during the quarters ended August 31, 2008 and November 30, 2008.
(3)	See Note 9 — Investment Transactions for additional information.

8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of August 31, 2009 amounted to $72,049,363, representing 91.1 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2008 amounted to $78,230,205, representing 87.7 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at August 31, 2009 or during the nine months then ended and at November 30, 2008 or during the year then ended is as follows:

August 31, 2009

	Units/
	Equity Interest/				Gross	Units/
	Principal				Distributions	Equity Interest/
	Balance	Gross	Gross	Realized	or Interest	Principal Balance	Fair Value
	11/30/08	Additions	Reductions	Gain/(Loss)	Received	8/31/09	8/31/09
High Sierra Energy, LP	1,042,685	$—	$—	$—	$1,922,267	1,042,685	$22,939,061
International Resource Partners LP	500,000	—	—	—	600,000	500,000	9,750,000
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	1,128,428	(363,932)	—	1,327,900	1,850,000
LSMP GP, LP(1)(2)	180	—	55,353	25,360	—	180	275,000
Mowood, LLC	$7,050,000	1,750,000	—	—	605,916	$8,800,000	8,800,000
Subordinated Debt
Mowood, LLC	$1,235,000	—	1,235,000	—	—	—	—
Promissory Notes
Mowood, LLC	99.6%	—	—	—	337,500	99.5%	7,539,518
Equity Interest
Quest Midstream Partners, L.P.(2)	1,180,946	—	—	—	—	1,180,946	4,416,738
VantaCore Partners LP	933,430	—	—	—	1,376,809	933,430	16,335,025
Common Units
VantaCore Partners LP	988	—	—	—	—	988	144,021
Incentive Distribution Rights(2)
		$1,750,000	$2,418,781	$(338,572)	$4,482,492		$72,049,363

(1)	See Note 9 — Investment Transactions for additional information.
(2)	Currently non-income producing.

November 30, 2008
	Units/
	Equity Interest/				Gross	Units/
	Principal				Distributions	Equity Interest/
	Balance	Gross	Gross		or Interest	Principal Balance	Fair Value
	11/30/07	Additions	Reductions	Realized Gain	Received	11/30/08	11/30/08
High Sierra Energy, LP(1)	999,614	$—	$—	$—	$1,219,529	1,042,685	$19,550,336
International Resource Partners LP	500,000	—	—	—	800,000	500,000	9,500,000
LONESTAR Midstream Partners, LP(2)	1,184,532	1,477,140	21,531,919	1,104,244	—	1,327,900	4,000,000
LSMP GP, LP(2)	180	22,860	1,411,450	1,007,962	—	180	500,000
Millennium Midstream Partners, LP	875,000	—	21,652,616	6,491,491	1,207,500	—	—
Class A Common Units
Millennium Midstream Partners, LP	78	—	—	—	—	—	—
Incentive Distribution Rights
Mowood, LLC	$7,050,000	—	—	—	796,141	$7,050,000	7,050,000
Subordinated Debt
Mowood, LLC	—	1,235,000	—	—	—	$1,235,000	1,235,000
Promissory Notes
Mowood, LLC	100%	3,500,000	—	—	472,501	99.6%	5,739,087
Equity Interest
Quest Midstream Partners, L.P.(3)	1,180,946	—	—	—	1,472,053	1,180,946	14,466,589
VantaCore Partners LP	$3,750,000	—	3,862,500	112,500	306,918	—	—
Subordinated Debt
VantaCore Partners LP	425,000	9,822,845	—	—	1,104,215	933,430	15,868,310
Common Units
VantaCore Partners LP	789	91,540	—	—	—	988	320,883
Incentive Distribution Rights(3)
		$16,149,385	$46,458,485	$8,716,197	$7,378,857		$78,230,205

(1)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units during the quarters ended August 31, 2008 and November 30, 2008.
(2)	See Note 9 — Investment Transactions for additional information.
(3)	Currently non-income producing.

9. Investment Transactions
For the nine months ended August 31, 2009, the Company purchased (at cost) securities in the amount of $3,774,157 and sold securities (proceeds received) in the amount of $21,081,654 (excluding short-term debt securities). For the nine months ended August 31, 2008, the Company purchased (at cost) securities in the amount of $14,915,626 and sold securities (proceeds received) in the amount of $14,339,011 (excluding short-term debt securities).

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

On July 17, 2009, the Company received a distribution of 37,304 freely tradable common units of PVR and 4,744 freely tradable common units of PVG. The Company recorded the PVR and PVG common units it received at a cost basis equal to the fair value on the date of receipt. The Company reduced its basis in LONESTAR by $746,180, approximately 3 percent of the respective relative value of the entire transaction, resulting in a realized loss of $179,731. The Company also reduced its basis in LSMP GP, LP by $14,996, approximately 3 percent of the respective relative value of the entire transaction, resulting in a realized gain of $14,303.

The Company anticipates receiving a cash distribution from LONESTAR of approximately $1,038,090 payable on December 31, 2009. There are also two future contingent payments due LONESTAR which are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved. If received, the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The fair value of the LONESTAR and LSMP GP, LP units as of August 31, 2009 is based on unobservable inputs related to the potential receipt of these future payments relative to the sales transaction.

On October 1, 2008, Millennium sold its partnership interests to Eagle Rock Energy Partners, L.P. (EROC) for approximately $181,000,000 in cash and approximately four million EROC unregistered common units. In exchange for its Millennium partnership interests, the Company received $13,687,081 in cash and 373,224 EROC unregistered common units with an aggregate basis of $5,044,980 for a total implied value at closing of approximately $18,732,061. In addition, approximately 212,404 units with an aggregate cost basis of 2,920,555 were placed in escrow for 18 months from the date of the transaction. This includes a reserve the Company placed against the units held in the escrow for estimated post-closing adjustments. The Company originally invested $17,500,000 in Millennium (including common units and incentive distribution rights), and had an adjusted cost basis at closing of $15,161,125 (after reducing its basis for cash distributions received since investment that were treated as return of capital). At the transaction closing, the Company recorded a realized gain for book purposes of $6,491,491, including a reserve the Company placed against the restricted cash and units held in the escrow for estimated post-closing adjustments. Subsequent to November 30, 2008, the Company increased the reserve against the units held in escrow for additional post-closing adjustments, resulting in a realized loss for the nine months ended August 31, 2009 of $540,925. The Company also recorded an additional $277,724 in realized loss related to the reclassification of investment income and return of capital recognized based on the 2008 tax reporting information received from Millennium (see Note 2D—Security Transactions and Investment Income for additional information). For purposes of the capital gain incentive fee, the realized gain totals approximately $3,611,691, which excludes that portion of the fee that would be due as a result of cash distributions which were characterized as return of capital. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid to date.

10. Credit Facility
On April 25, 2007, the Company entered into a committed credit facility with U.S. Bank, N.A. as a lender, agent and lead arranger. On March 21, 2008, the Company secured an extension to its revolving credit facility and on March 28, 2008, amended the credit agreement to increase the total credit facility to $50,000,000. The revolving credit facility had a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent, a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter. The credit facility contains a covenant precluding the Company from incurring additional debt.

On March 20, 2009, the Company entered into a 90-day extension of its amended credit facility. Terms of the extension provided for a secured revolving credit facility of up to $25,000,000. Effective June 20, 2009, the Company entered into a 60-day extension of its amended credit facility. The terms of the extension provided for a secured revolving credit facility of up to $11,700,000. The credit agreement, as extended, had a termination date of August 20, 2009. Terms of these extensions required the Company to apply 100 percent of the proceeds from any private investment liquidation and 50 percent of the proceeds from the sale of any publicly traded portfolio assets to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility would permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During these extensions, outstanding loan balances accrued interest at a variable rate equal to the greater of (i) one-month LIBOR plus 3.00 percent, and (ii) 5.50 percent.

On August 20, 2009, the Company entered into a six-month extension of its amended credit facility through February 20, 2010. Terms of the extension provide for a secured revolving facility of up to $5,000,000. The amended credit facility requires the Company to apply 100 percent of the proceeds from the sale of any investment to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility will permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During this extension, outstanding loan balances generally will accrue interest at a variable rate equal to the greater of (i) one-month LIBOR plus 3.00 percent, and (ii) 5.50 percent.

Under the terms of the amended credit facility, the Company must maintain asset coverage required under the 1940 Act. If the Company fails to maintain the required coverage, it may be required to repay a portion of an outstanding balance until the coverage requirement has been met. As of August 31, 2009, the Company was in compliance with the terms of the amended credit facility.

For the nine months ended August 31, 2009, the average principal balance and interest rate for the period during which the credit facility was utilized were $17,675,912 and 4.25 percent, respectively. As of August 31, 2009, the principal balance outstanding was $5,000,000 at a rate of 5.50 percent.

11. Common Stock
The Company has 100,000,000 shares authorized and 9,028,301 shares outstanding at August 31, 2009.

Shares at November 30, 2008	8,962,147
Shares issued through reinvestment of distributions	66,154
Shares at August 31, 2009	9,028,301

12. Warrants
At August 31, 2009, the Company had 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

Warrants outstanding at November 30, 2008 and August 31, 2009	945,594

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Net increase (decrease) in net assets applicable to
common stockholders resulting from operations	$(97,507)	$(356,496)	$(6,096,705)	$3,571,791
Basic weighted average shares	9,014,094	8,893,866	8,997,031	8,876,079
Average warrants outstanding(1)	—	—	—	—
Diluted weighted average shares	9,014,094	8,893,866	8,997,031	8,876,079
Basic and diluted net increase (decrease) in net assets
applicable to common stockholders resulting from
operations per common share	$(0.01)	$(0.04)	$(0.68)	$0.40

(1)	Warrants to purchase shares of common stock at $15.00 per share were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares, and therefore, the effect would be anti-dilutive.

14. Subsequent Events
Effective August 31, 2009, the Company adopted Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. SFAS No. 165 is intended to establish general standards of accounting and for disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The Company has performed an evaluation of subsequent events through October 9, 2009, which is the date the financial statements were issued.

On September 1, 2009, the Company paid a distribution in the amount of $0.13 per common share, for a total of $1,173,679. Of this total, the dividend reinvestment amounted to $150,140.

On September 15, 2009, the Company entered into a new Investment Advisory Agreement with the Adviser in connection with the September 15, 2009 closing of the transaction previously announced by the Adviser on June 3, 2009. Upon the closing of this transaction, which resulted in a change in control of the Adviser, the previous Investment Advisory Agreement with the Adviser automatically terminated. The terms of the new Investment Advisory Agreement are substantially identical to the previous Investment Advisory Agreement, except for the effective and termination dates, and simply continue the relationship between the Company and the Adviser.

On September 15, 2009, effective upon consummation of the transaction resulting in the change in control of the Adviser, Terry Matlack resigned from the Board of Directors of the Company in order to comply with a safe harbor under Section 15(f) of the 1940 Act. Mr. Matlack will remain a member of the Adviser’s Investment Committee and as Chief Financial Officer of the Company.

On October 1, 2009, Quest Midstream Partners, L.P. declared a special pro rata dividend on its common units. The distribution is payable in additional common units to all record holders outstanding on that date, for which the Company will receive 35,935 common units. On October 6, 2009, Quest Resources Corp. (NASDAQ: QRCP) and Quest Energy Partners L.P. (NASDAQ: QELP) filed a Form S-4 Registration Statement to recombine with Quest Midstream Partners, L.P. as the newly formed PostRock Energy Corporation, which is expected to be listed on the NASDAQ under the symbol “PSTR.” The recombination is subject to the satisfaction of a number of conditions.

On October 5, 2009, Abraxas Petroleum Corporation (NASDAQ: AXAS) (“Abraxas Petroleum”) announced that it closed the merger with Abraxas Energy Partners, L.P. (“Abraxas Energy”). A special meeting of Abraxas Petroleum stockholders was held and the holders of a majority of the shares voting at the special meeting approved the issuance of Abraxas Petroleum common stock to the holders of common units of Abraxas Energy not held by a wholly-owned subsidiary of Abraxas Petroleum in connection with the merger. The unitholders of Abraxas Energy will receive 4.25 shares of Abraxas Petroleum common stock for each common unit of Abraxas Energy. A total of 26.2 million shares of Abraxas Petroleum common stock will be issued in connection with the merger. The shares are subject to an initial 90 day lock-up period followed by a multi-year staggered lock-up period.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the nine months ended August 31, 2009, the aggregate compensation paid by the Company to the independent directors was $78,000. The Company did not pay any special compensation to any of its directors or officers.

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

Generally, the Company does not receive any non-public personal information relating to its stockholders, although certain non-public personal information of its stockholders may become available to the Company. The Company does not disclose any non-public personal information about its stockholders or a former stockholder to anyone, except as required by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent).

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

Statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part I, Item 1A. of our most recent Annual Report filed on Form 10-K.

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

We seek to invest in companies operating in the U.S. energy infrastructure sector, primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream and coal and aggregates segments. Companies in the midstream segment of the energy infrastructure sector engage in the business of transporting, processing or storing natural gas, natural gas liquids, crude oil, refined petroleum products and renewable energy resources. Companies in the downstream segment of the energy infrastructure sector engage in distributing or marketing such commodities, and companies in the upstream segment of the energy infrastructure sector engage in exploring, developing, managing or producing such commodities. The energy infrastructure sector also includes producers and processors of coal and aggregates, two business segments that also are eligible for master limited partnership (“MLP”) status. We seek to invest in companies in the energy infrastructure sector that generally produce stable cash flows as a result of their fee-based revenues and proactive hedging programs which help to limit direct commodity price risk.

Performance Review and Investment Outlook
Our third quarter produced mixed results. From a market value perspective, our stock price improved, closing at $5.74 per share on August 31, 2009 compared to $4.45 per share at May 31, 2009. Our total return for the nine months ended August 31, 2009 based on market value, assuming reinvestment of quarterly distributions, was 20.55 percent.

Our net asset value, however, declined this quarter from $8.91 per share at May 31, 2009 to $8.76 per share at August 31, 2009. The fair value of High Sierra Energy, LP and International Resource Partners LP, increased this quarter due in part to improved operating performance and/or peer multiples. The fair value of Mowood, LLC also increased this quarter, and the company continues to explore strategic alternatives based on growth opportunities at its Timberline subsidiary. The fair value of Abraxas Energy Partners, L.P. (“Abraxas Energy”), Quest Midstream Partners, L.P. (“Quest Midstream”) and VantaCore Partners, L.P. (“VantaCore”) decreased this quarter due to company and/or market-specific issues. The fair value of VantaCore was adversely affected by its decision to reduce its quarterly cash distribution to common unitholders and to suspend its distribution to certain subordinated unitholders in light of reduced distributable cash flow projections in 2009. Quest Midstream and Abraxas announced intentions to merge or recombine with their respective affiliated public entities, which would likely provide liquidity for our investments in the future. On October 6, 2009, Quest Resources Corp. (NASDAQ: QRCP) and Quest Energy Partners, L.P. (NASDAQ: QELP) filed a Form S-4 Registration Statement to recombine with Quest Midstream as the newly formed PostRock Energy Corporation, which is expected to be listed on the NASDAQ under the symbol “PSTR.” The recombination is subject to the satisfaction of a number of conditions, including the arrangement of one or more satisfactory credit lines for the newly formed company, the approval of the transaction by the unitholders of the three existing entities, and consents from each entity’s existing lenders. On October 5, 2009, Abraxas Petroleum Corp. (NASDAQ: AXAS) (“Abraxas Petroleum”) closed the merger with Abraxas Energy. Under the terms of the merger agreement, we will receive 4.25 shares of Abraxas Petroleum in exchange for each common unit of Abraxas Energy we own, which equates to approximately 1,946,377 Abraxas Petroleum shares. These shares are subject to an initial 90 day lock-up period followed by a multi-year staggered lock-up period.

This quarter we continued the liquidation of publicly-traded securities to pay down our line of credit, including certain securities previously held in escrow related to the Millennium and Lonestar transactions. On August 20, 2009, we announced a six-month extension to our line of credit through February 20, 2010. The outstanding balance on our line of credit was reduced from $18.8 million at May 31, 2009 to $5.0 million at August 31, 2009. We do not expect any future leverage reductions to materially impact our distribution paying capacity.

As of August 31, 2009, the value of our investment portfolio (excluding short-term investments) was $78,274,585 including equity investments of $69,474,585 and debt investments of $8,800,000 across the following segments of the energy infrastructure sector:

Allocation of Portfolio Assets
August 31, 2009 (Unaudited)
(Percentages based on fair value of total investment portfolio, excluding short-term investments)

Name of Portfolio Company (Segment)	Nature of its Principal Business	Securities Held by Us	Amount Invested (in millions)	Fair Value (in millions) (1)	Current Yield on Amount Invested(2)
Abraxas Energy Partners, L.P. (Upstream)(3)	Natural gas and oil exploitation and development in the Rocky Mountain, Mid-Continent, Permian Basin and Gulf Coast regions of the United States	Common Units	$7.6	$2.3	0.0%

Eagle Rock Energy Partners, L.P. (Upstream/Midstream)	Gatherer and processor of natural gas in north, south and east Texas and Louisiana and producer and developer of upstream and mineral assets located in 17 states	Common Units (Freely Tradable and Restricted)	2.1	0.5	0.7

EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties in the Appalachian Basin, the Monroe field in Louisiana, Michigan, the Austin Chalk, South Central Texas, the Permian Basin, the San Juan Basin and the Mid-continent area	Common Unit	2.7	1.7	8.7

High Sierra Energy, LP (Midstream)	Marketing, processing, storage and transportation of hydrocarbons and processing and disposal of oilfield produced water with operations primarily in Colorado, Wyoming, Oklahoma, Florida and Mississippi	Common Units	24.8	22.9	10.6

High Sierra Energy GP, LLC (Midstream)(4)	General Partner of High Sierra Energy, LP	Equity Interest	2.0	1.7	2.8

Name of Portfolio Company (Segment)	Nature of its Principal Business	Securities Held by Us	Amount Invested (in millions)	Fair Value (in millions) (1)	Current Yield on Amount Invested(2)
International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines and related assets in Central Appalachia	Class A Units	10.0	9.8	8.0

LONESTAR Midstream Partners, LP (Midstream)(5)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P (PVR) in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale	Class A Units	3.0	1.9	N/A

LSMP GP, LP (Midstream)(5)	Indirectly owns General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.1	0.3	N/A

Mowood, LLC (Midstream/ Downstream)(6)	Natural gas distribution in central Missouri and landfill gas to energy projects	Equity interest	5.0	7.5	9.0

		Subordinated Debt	8.8	8.8	9.0

Quest Midstream Partners, L.P. (Midstream)(3)	Operator of natural gas gathering pipelines in the Cherokee Basin and interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri	Common Units	22.2	4.4	0.0

VantaCore Partners LP (Aggregates)	Acquirer and operator of aggregate companies, with quarry and asphalt operations in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana	Common Units and Incentive Distribution Rights	18.4	16.5	9.6

			$106.7	$78.3

(1)	Fair value as of August 31, 2009.
(2)	The current yield has been calculated by annualizing the most recent distribution during the period and dividing by the amount invested in the underlying security. Actual distributions to us are based on each company’s available cash flow and are subject to change.
(3)	Currently non-income producing.
(4)	Includes original purchase of 3 percent equity interest, sale of 0.6274 percent equity interest in July 2007 and subsequent capital calls.
(5)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale. The cost basis and the fair value of the LONESTAR and LSMP GP, LP units as of August 31, 2009 are related to the potential receipt of those future payments. Since this investment is not deemed to be “active”, the yield is not meaningful and we have excluded it from our weighted average yield to cost on investments as described below in Results of Operations.
(6)	Current yield represents an equity distribution on our invested capital. We expect that, pending cash availability, such equity distributions will recur on a quarterly basis at or above such yield.

Portfolio Company Monitoring
Our Adviser monitors each portfolio company to determine progress relative to meeting the company’s business plan and to assess the company’s strategic and tactical courses of action. This monitoring may be accomplished by attendance at Board of Directors meetings, ad hoc communications with company management, the review of periodic operating and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each private portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Our Adviser’s monitoring activities are expected to provide it with information that will enable us to monitor compliance with existing covenants, to enhance our ability to make qualified valuation decisions, and to assist our evaluation of the nature of the risks involved in each individual investment. In addition, these monitoring activities should enable our Adviser to diagnose and manage the common risk factors held by our total portfolio, such as sector concentration, exposure to a single financial sponsor, or sensitivity to a particular geography.

As part of the monitoring process, our Adviser continually assesses the risk profile of each of our private investments. We intend to disclose, as appropriate, those risk factors that we deem most relevant in assessing the risk of any particular investment. Such factors may include, but are not limited to, the investment’s current cash distribution status, compliance with loan covenants, operating and financial performance, changes in the regulatory environment or other factors that we believe are useful in determining overall investment risk.

Abraxas Energy Partners, L.P. (“Abraxas”)
Abraxas is a private company that operates long-lived, low-decline natural gas and oil reserves. The company’s assets consist primarily of producing and non-producing properties located in the Rocky Mountain, Mid-Continent, Permian Basin and Gulf Coast regions of the United States. Abraxas was formed by Abraxas Petroleum Corporation (NASDAQ: AXAS), an independent publicly-traded energy company primarily engaged in the development and production of oil and gas. We hold a seat on Abraxas’ board of directors.

On June 30, 2009, Abraxas entered into a definitive merger agreement with Abraxas Petroleum Corp. The merger is expected to result in a borrowing base sufficient for one tranche of debt, eliminating Abraxas’ second lien debt. However, the merger is expected to result in the permanent discontinuation of distributions as well as a more exploration oriented risk profile. Abraxas Petroleum Corp. has scheduled a special meeting of stockholders on October 5, 2009 to vote on the proposed merger. If approved, the merger is anticipated to be completed in the third quarter of 2009. However, the merger is subject to various conditions set forth in the Merger Agreement and it is possible that certain factors could result in the merger being completed at a later time, or not at all. If the merger is not completed, Abraxas, under its current loan agreements, would be faced with significant debt amortization payments due to the maturity of its second lien debt which would most likely preclude its ability to pay distributions until the second lien debt was paid off or refinanced. See Recent Developments for a discussion of the results of the special meeting of stockholders held on October 5, 2009.

High Sierra Energy, LP (“High Sierra”)
High Sierra is a holding company with diversified midstream energy assets focused on the processing, transportation, storage and marketing of hydrocarbons. The company’s businesses include a natural gas liquids logistics and transportation business in Colorado, natural gas gathering and processing operations in Louisiana, a natural gas storage facility in Mississippi, an ethanol terminal in Nevada, crude and natural gas liquids trucking businesses in Kansas and Colorado, businesses providing crude oil gathering, transportation and marketing services, primarily focused in the Mid-Continent, Western and Gulf Coast regions, water treatment transportation and disposal businesses serving oil and gas producers in Wyoming and Oklahoma, and two asphalt processing, packaging and distribution terminals in Florida. We hold board of directors’ observation rights for High Sierra.

High Sierra increased its quarterly cash distribution from $0.61 per unit to $0.63 per unit this quarter. Through June 2009, year-to-date overall performance against budgeted EBITDA (before mark-to-market gains and losses and before minority interests) has been mixed by operating segment, but is near budget in the aggregate, enabling High Sierra to increase its distribution and maintain a strong cash position. Depressed natural gas prices and high basis differentials in certain of the areas served by the company’s water handling operations have continued to dampen drilling and production activities, thereby resulting in revenues and EBITDA for these segments that is below budget. Shortfalls in the water operations have been partially offset however, by the strong performance of the company’s energy marketing businesses, including the natural gas and natural gas liquids segments. Monroe Gas Storage, High Sierra’s Mississippi-based natural gas storage facility joint venture, continues to make progress toward completion. The storage facility is offering limited injection and withdrawal services as it continues development activities. In August 2009, High Sierra extended its marketing segment’s revolving credit facility which, together with the earlier expansion of its corporate revolver, further reduces our concerns regarding the company’s liquidity position.

International Resource Partners LP (“IRP”)
IRP ’s surface and underground coal mine operations in southern West Virginia are comprised of metallurgical and steam coal reserves, a coal washing and preparation plant, rail load-out facilities and a sales and marketing subsidiary. We hold board of director’s observation rights for IRP.

While metallurgical coal pricing and demand have shown some improvement, they remain below levels seen in 2008. IRP’s operating results continue to exceed budgeted levels. Year-to-date EBITDA through July 31, 2009 was ahead of budget, largely on the strength of results posted by the company’s sales and marketing arm. This, combined with the company’s strong cash position resulting from last year’s record results, enabled the company to maintain a stable balance sheet position in spite of the challenging coal environment. Metallurgical coal markets showed some improvement during the quarter, as North American and certain overseas steel production increased over the prior quarter. Because steam coal demand has continued to be depressed due to a moderate cooling season and reduced industrial electricity demand, management remains focused on prudently reducing its production costs where possible, and dynamically adjusting its mining plan to suit current conditions. IRP remains in compliance with its bank covenants.

Mowood, LLC (“Mowood”)
Mowood is a holding company whose assets include Omega Pipeline, LLC (“Omega”) and Timberline Energy, LLC (“Timberline”). Omega is a natural gas local distribution company located on the Fort Leonard Wood military base in south central Missouri. Omega serves the natural gas and propane needs of Fort Leonard Wood and other customers in the surrounding area. Timberline is an owner and developer of projects that convert landfill gas to energy. We currently hold a seat on Mowood’s board of directors.

Through July 2009, Omega has slightly outperformed its budget and is expected to continue to post strong results during the year as expansion projects at Fort Leonard Wood enhance results. Omega’s contracts have been structured to minimize commodity exposure. Timberline has performed moderately below budget for the year-to-date period as a result of startup operational issues. Timberline has been working to resolve its operational issues and to expand capacity at its existing locations which management believes should result in improved performance. Timberline has structured its off-take contracts to eliminate or minimize commodity exposure in an effort to create more predictable performance. Mowood continues to explore strategic alternatives based on growth opportunities at its Timberline subsidiary. Mowood remains in compliance with all bank covenants.

Quest Midstream Partners, L.P. (“Quest”)
Quest was formed by the spin-off of Quest Resource Corporation’s (NASDAQ: QRCP) midstream coal bed methane natural gas gathering assets in the Cherokee Basin. Quest owns more than 2,000 miles of natural gas gathering pipelines (primarily serving Quest Energy Partners, L.P (NASDAQ: QELP)., an affiliate) and over 1,100 miles of interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri. We hold a seat on Quest’s board of directors.

On July 6, 2009, Quest announced it entered into a definitive merger agreement pursuant to which it would recombine with Quest Resources Corp and Quest Energy Partners. The transaction would result in a new publicly-traded company which is not expected to pay distributions. Under the terms of the merger agreement, current Quest equity holders would own approximately 44 percent of the new company. The new company’s strategy will be to pursue efficient development of unconventional resource plays, including coalbed methane in the Cherokee Basin of southeast Kansas and northeast Oklahoma and the Marcellus Shale in the Appalachian Basin. The merger would change the risk profile of our investment from primarily a gathering company to an integrated company that has increased drilling risk and commodity exposure. If the recombination does not close, we believe Quest would be able to operate profitably for the remainder of 2009, but would face significant operational risk created by a lower gathering rate in 2010 and significant financial pressures on QELP, its primary customer, and QRCP. Quest remains in compliance with its bank covenants. See Recent Developments for an update on the recombination.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana. We hold a seat on VantaCore’s board of directors.

VantaCore reduced its quarterly cash distribution to $0.475 per unit, the minimum quarterly distribution, a decrease of five percent from the prior quarter and from last year. In our view, the distribution reduction, together with a suspension in the quarterly distribution to certain of the subordinated unit holders, was a prudent and proactive step taken in view of the difficult operating environment in certain of VantaCore’s markets. VantaCore’s business is closely linked to the level of commercial construction and infrastructure spending in the two major territories it serves. Due to the weakened economy and difficult credit environment, base line construction spending in these sectors has been significantly reduced, resulting in lower than anticipated revenues. In Clarksville, the lower level of baseline activity has been partially offset by some major projects, including the new Dow/Hemlock semiconductor plant. Vantacore’s Southern Aggregates division, which serves parts of Louisiana, has been slower to recover, in part due to significant regional price competition. Vantacore has responded to these challenges by implementing cost saving initiatives, prudently reducing capital spending and making the aforementioned adjustments to its distribution. VantaCore remains in compliance with its bank covenants.

Results of Operations

Comparison of the Three and Nine Months Ended August 31, 2009 and August 31, 2008
Investment Income: Investment income totaled $777,486 and $1,095,539 for the three and nine months ended August 31, 2009, respectively. This represents an increase of $330,750 as compared to the three months ended August 31, 2008, and a decrease of $1,203,007 as compared to the nine months ended August 31, 2008. The increase as compared to the three months ended August 31, 2008 is generally attributable to a smaller percentage of return of capital on distributions from investments. The year-over-year decrease is primarily related to a reduction in distributions received from investments this fiscal year. The weighted average yield to cost on our investment portfolio (excluding short-term investments) as of August 31, 2009 was 6.5 percent, as compared to 8.8 percent at August 31, 2008. The decrease in the weighted average yield to cost is related to the suspension or reduction of distributions from portfolio companies this fiscal year, most notably Abraxas and Quest.

Net Expenses: Net expenses totaled $669,570 and $2,160,252 for the three and nine months ended August 31, 2009. This represents a decrease of $143,197 and $2,165,686, respectively, as compared to the three and nine months ended August 31, 2008. The decrease is primarily related to elimination of the capital gain incentive fee accrual, a decrease in leverage costs and a decrease in base management fees payable to the Adviser as a result of the lower value of the investment portfolio.

Distributable Cash Flow: Our portfolio generates cash flow to us from which we pay distributions to stockholders. When our Board of Directors determines the amount of any distribution we expect to pay our stockholders, it reviews distributable cash flow (“DCF”). DCF is distributions received from investments less our total expenses. The total distributions received from our investments include the amount received by us as cash distributions from equity investments, paid-in-kind distributions, and dividend and interest payments. Total expenses include current or anticipated operating expenses, leverage costs and current income taxes on our operating income. Total expenses do not include deferred income taxes or accrued capital gain incentive fees. We do not include in distributable cash flow the value of distributions received from portfolio companies which are paid in stock as a result of credit constraints, market dislocation or other similar issues.

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

The following table represents DCF for the three and nine months ended August 31, 2009 as compared to the three and nine months ended August 31, 2008:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
Distributable Cash Flow	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Total from Investments
Distributions from investments	$1,635,662	$2,734,812	$6,179,444	$8,129,460
Distributions paid in stock(1)	—	621,122	—	1,558,842
Interest income from investments	201,918	269,235	605,916	884,588
Dividends from money market mutual funds	304	3,643	1,449	6,770
Other income	15,000	—	45,000	28,987
Total from Investments	1,852,884	3,628,812	6,831,809	10,608,647

Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement
by Adviser)	267,982	504,109	877,111	1,483,483
Other operating expenses (excluding capital gain
incentive fees)	266,601	253,236	720,196	766,032
Total Operating Expenses	534,583	757,345	1,597,307	2,249,515
Distributable cash flow before leverage costs	1,318,301	2,871,467	5,234,502	8,359,132
Leverage Costs	134,987	395,791	562,945	1,329,289
Distributable Cash Flow	$1,183,314	$2,475,676	$4,671,557	$7,029,843

Distributions paid on common stock	$1,173,679	$2,356,874	$4,405,226	$6,901,553

Payout percentage for period(2)	99%	95%	94%	98%

DCF/GAAP Reconciliation
Distributable Cash Flow	$1,183,314	$2,475,676	$4,671,557	$7,029,843
Adjustments to reconcile to Net Investment Income,
before Income Taxes
Distributions paid in stock(1)	—	(621,122)	56,514	(1,558,842)
Pro Forma distribution on new investment(3)	—	(254,215)	—	(254,215)
Return of capital on distributions received from
equity investments	(1,075,398)	(2,306,739)	(5,792,784)	(6,497,044)
Capital gain incentive fees	—	340,369	—	(747,134)
Net Investment Income (Loss), before Income Taxes	$107,916	$(366,031)	$(1,064,713)	$(2,027,392)

(1)	The only distributions paid in stock for the nine months ended August 31, 2009 were from Abraxas Energy Partners, L.P. which were paid in stock as a result of credit constraints and therefore were not included in DCF. Distributions paid in stock for the three and nine months ended August 31, 2008 include shares received from High Sierra Energy, LP as a distribution received in lieu of cash.
(2)	Distributions paid as a percentage of Distributable Cash Flow.
(3)	Consists of $254,215 as pro forma distribution on new investment in VantaCore partners, LP common units.

Distributions: The following table sets forth distributions for the nine months ended August 31, 2009 as compared to the nine months ended August 31, 2008.

Record Date	Payment Date	Amount
August 24, 2009	September 1, 2009	$0.1300
May 22,2009	June 1, 2009	$0.1300
February 23, 2009	March 2, 2009	$0.2300

August 21, 2008	September 2, 2008	$0.2650
May 22, 2008	June 2, 2008	$0.2625
February 21, 2008	March 3, 2008	$0.2500

Net Investment Income (Loss): Net investment income totaled $81,183 for the three months ended August 31, 2009, and net investment loss totaled $1,184,346 for the nine months ended August 31, 2009. For the three and nine months ended August 31, 2008, net investment loss totaled $226,941 and $1,256,984, respectively. The variance in net investment income (loss) is primarily related to a decrease in net investment income and corresponding decreases in net expenses during the current fiscal periods as described above.

Net Realized and Unrealized Gain (Loss): We had net unrealized appreciation of $12,046,028 and $15,768,051 (after deferred taxes) for the three and nine months ended August 31, 2009, respectively, as compared to net unrealized depreciation of $1,508,873 (after deferred taxes) for the three months ended August 31, 2008 and net unrealized appreciation of $3,449,457 (after deferred taxes) for the nine months ended August 31, 2008. We had realized losses for the three and nine months ended August 31, 2009 of $12,224,718 and $20,680,410 (after deferred taxes), respectively. These realized losses are primarily attributable to the sales of publicly-traded securities for which proceeds were used to pay down debt. We had realized gains for the three and nine months ended August 31, 2008 of $1,379,318 (after deferred taxes).

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

Total leverage outstanding on our credit facility at August 31, 2009 was $5,000,000, representing approximately 6 percent of total assets, including our deferred tax asset. We are, and intend to remain, in compliance with our asset coverage ratios under the Investment Company Act of 1940 and our basic maintenance covenants under our credit facility.

Contractual Obligations
The following table summarizes our significant contractual payment obligations as of August 31, 2009.

			Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured revolving credit facility(1)	$5,000,000	—	$5,000,000	—	—
	$5,000,000	—	$5,000,000	—	—

(1)	At August 31, 2009, the outstanding balance under the credit facility was $5,000,000, with a maturity date of February 20, 2010.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings
For the nine months ended August 31, 2009, the average principal balance and interest rate for the period during which the credit facility was utilized were $17,675,912 and 4.25 percent, respectively. As of August 31, 2009, the principal balance outstanding was $5,000,000 at a rate of 5.50 percent.

Effective June 20, 2009, we entered into a 60-day extension of our amended credit facility. The terms of the extension provided for a secured revolving credit facility of up to $11,700,000. The credit agreement, as extended, had a termination date of August 20, 2009. Terms of the extensions required us to apply 100 percent of the proceeds from any private investment liquidation and 50 percent of the proceeds from the sale of any publicly traded portfolio assets to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility would permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During these extensions, outstanding loan balances accrued interest at a variable rate equal to the greater of (i) one-month LIBOR plus 3.00 percent, and (ii) 5.50 percent.

On August 20, 2009, we entered into a six-month extension of our amended credit facility through February 20, 2010. Terms of the extension provide for a secured revolving facility of up to $5,000,000. The amended credit facility requires us to apply 100 percent of the proceeds from the sale of any investment to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility will permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During this extension, outstanding loan balances generally will accrue interest at a variable rate equal to the greater of (i) one-month LIBOR plus 3.00 percent, and (ii) 5.50 percent.

Recent Developments
On September 1, 2009, we paid a distribution in the amount of $0.13 per common share, for a total of $1,173,679. Of this total, the dividend reinvestment amounted to $150,140.

On September 15, 2009, we entered into a new Investment Advisory Agreement with our Adviser in connection with the September 15, 2009 closing of the transaction previously announced by our Adviser on June 3, 2009. Upon the closing of this transaction, which resulted in a change in control of the Adviser, our previous Investment Advisory Agreement with our Adviser automatically terminated. The terms of the new Investment Advisory Agreement are substantially identical to the previous Investment Advisory Agreement, except for the effective and termination dates, and simply continue the relationship between us and the Adviser.

On September 15, 2009, effective upon consummation of the transaction resulting in the change in control of our Adviser, Terry Matlack resigned from our Board of Directors in order to comply with a safe harbor under Section 15(f) of the 1940 Act. Mr. Matlack will remain a member of our Adviser’s Investment Committee and as our Chief Financial Officer.

On October 1, 2009, Quest Midstream Partners, L.P. declared a special pro rata dividend on its common units. The distribution is payable in additional common units to all record holders outstanding on that date, for which we will receive 35,935 common units. On October 6, 2009, Quest Resources Corp. (NASDAQ: QRCP) and Quest Energy Partners L.P. (NASDAQ: QELP) filed a Form S-4 Registration Statement to recombine with Quest Midstream Partners, L.P. as the newly formed PostRock Energy Corporation, which is expected to be listed on the NASDAQ under the symbol “PSTR.” The recombination is subject to the satisfaction of a number of conditions.

On October 5, 2009, Abraxas Petroleum Corporation (NASDAQ: AXAS) (“Abraxas Petroleum”) announced that it closed the merger with Abraxas Energy Partners, L.P. (“Abraxas Energy”). A special meeting of Abraxas Petroleum stockholders was held and the holders of a majority of the shares voting at the special meeting approved the issuance of Abraxas Petroleum common stock to the holders of common units of Abraxas Energy not held by a wholly-owned subsidiary of Abraxas Petroleum in connection with the merger. Under the terms of the merger agreement, we will receive 4.25 shares of Abraxas Petroleum common stock in exchange for each common unit of Abraxas Energy we own, which equates to approximately 1,946,377 Abraxas Petroleum shares. These shares are subject to an initial 90 day lock-up period followed by a multi-year staggered lock-up period.

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

As of August 31, 2009, the fair value of our investment portfolio (excluding short-term investments) totaled $78,274,585. We estimate that the impact of a 10 percent increase or decrease in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $4,853,024.

Debt investments in our portfolio may be based on floating or fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of August 31, 2009, we had no floating rate debt investments outstanding.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15 of the Securities Exchange Act of 1934) during the fiscal quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended August 31, 2009 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended August 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Seventh Amendment to Credit Agreement dated as of August 20, 2009 by and among Tortoise Capital Resources Corporation and U.S. Bank National Association, which is attached as Exhibit 10.1 to the Form 8-K filed on August 25, 2009, is hereby incorporated by reference as Exhibit 10.1.

10.2	Investment Advisory Agreement dated as of September 15, 2009 by and between Tortoise Capital Resources Corporation and Tortoise Capital Advisors, L.L.C., which is attached as Exhibit 10.1 to the Form 8-K filed on September 18, 2009, is hereby incorporated by reference as Exhibit 10.2

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

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

TORTOISE CAPITAL RESOURCES CORPORATION

Date: October 9, 2009	By:	/s/ Terry Matlack
Terry Matlack
Chief Financial Officer
(Principal Financial Officer)