Form 10-Q/A
period 2009-08-31
TORTOISE CAPITAL RESOURCES CORP
filed 2009-10-20
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to Tortoise Capital Resources Corporation’s (the “Company,” “we” or “us”) Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2009, originally filed with the Securities and Exchange Commission (the “Commission”) on October 9, 2009 (Commission File No. 001-33292), is being filed solely for the purpose of correcting Note 7 to the Financial Statements (Restricted Securities) in which the Acquisition Cost and Fair Value Per Unit for Quest Midstream Partners, L.P. were unintentionally misstated due to a formatting error. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment.

This Amendment does not update any other disclosure to reflect events occurring after the filing of the original Form 10-Q.

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

August 31, 2009
		Equity Interest,			Fair	Fair Value as
		Units or	Acquisition	Acquisition	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Per Unit	Net Assets
Abraxas Energy Partners, L.P.	Common Units	457,971	5/25/07-	$7,556,529	$5.00	2.9%
			3/31/09
Eagle Rock Energy Partners, L.P.(1)	Unregistered Common Units	54,753	10/1/08	752,854	3.23	0.2
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	24,828,836	22.00	29.0
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	N/A	2.2
			5/1/07
International Resource Partners LP	Class A Units	500,000	6/12/07	10,000,000	19.50	12.3
LONESTAR Midstream Partners, LP(2)	Class A Units	1,327,900	7/27/07-	2,952,626	1.39	2.3
			4/2/08
LSMP GP, LP(2)	GP LP Units	180	7/27/07-	138,521	1,527.78	0.4
			4/2/08
Mowood, LLC	Equity Interest	99.5%	6/5/06-	5,000,000	N/A	9.5
			8/4/08
	Subordinated Debt	$8,800,000	6/5/06-	8,800,000	N/A	11.1
			12/8/08
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06-	22,200,001	3.74	5.6
			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	17.50	20.7
			8/4/08
	Incentive Distribution Rights	988	5/21/07-	143,936	145.77	0.2
			8/4/08
				$102,659,721		96.4%

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