Form 10-K
period 2009-11-30
TORTOISE CAPITAL RESOURCES CORP
filed 2010-02-16
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on May 29, 2009 based on the closing price on that date of $4.44 on the New York Stock Exchange was $39,625,904. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2010, the registrant had 9,078,090 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

TORTOISE CAPITAL RESOURCES CORPORATION
FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2009

PART I

ITEM 1. BUSINESS
General

We were organized as a Maryland corporation on September 8, 2005, commenced operations on December 8, 2005, and are a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. We are regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our common shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “TTO” on February 2, 2007. We invest primarily in privately-held and micro-cap public companies operating in the midstream and downstream segments, and to a lesser extent the upstream segment, of the U.S. energy infrastructure sector. We also invest in producers and processors of coal and aggregates. We seek to invest in companies in the energy infrastructure sector that generally produce stable cash flows as a result of their fee-based revenues and proactive hedging programs which help to limit direct commodity price risk.

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

Our Adviser

We are externally managed by Tortoise Capital Advisors, L.L.C. (our “Adviser”), a registered investment adviser specializing in the energy sector that had approximately $3.0 billion of assets under management as of January 31, 2010, including the assets of four other publicly traded closed-end management investment companies, one privately-held closed-end management investment company and separate accounts for institutions and high net worth individuals. Our Adviser’s aggregate managed capital is among the largest of investment advisers managing closed-end management investment companies focused on the energy sector.

Our Adviser currently has six investment professionals who are primarily responsible for the origination, structuring and managing of our investments:
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

  Terry Matlack — Mr. Matlack has been a Managing Director of our Adviser since 2002 and also serves as our Chief Financial Officer. Mr. Matlack is also the Chief Financial Officer of Tortoise Energy Infrastructure Corporation (“TYG”), Tortoise Energy Capital Corporation (“TYY”), Tortoise North American Energy Corporation (“TYN”), Tortoise Power and Energy Infrastructure Fund, Inc. (“TPZ”), and the privately held closed-end investment company managed by our Adviser. From 2001 to 2002, Mr. Matlack was a full-time Managing Director at Kansas City Equity Partners, L.C. (“KCEP”). Prior to joining KCEP, Mr. Matlack was President of GreenStreet Capital and its affiliates, which invested primarily in the telecommunications service industry. Prior to 1995, he was Executive Vice President and a member of the Board of Directors of W. K. Communications, Inc., a cable television acquisition company, and Chief Operating Officer of W. K. Cellular, a rural cellular service area operator.

  Edward Russell — Mr. Russell serves as our President. Prior to joining our Adviser in March 2006, Mr. Russell was at Stifel Nicolaus since 1999, where he headed the Energy and Power Group as a Managing Director from 2003 to March 2006, and served as Vice President-Investment Banking before that. While a Managing Director at Stifel Nicolaus, Mr. Russell was responsible for all of the energy and power transactions, including all of the debt and equity transactions for TYG, TYY and TYN and our first private placement transaction. Prior to joining Stifel Nicolaus, Mr. Russell worked for more than 15 years as an investment banker at Pauli & Company, Inc. and Arch Capital LLC and as a commercial banker with Magna Group and South Side National Bank.

  David J. Schulte — Mr. Schulte has been a Managing Director of our Adviser since 2002 and also serves as our Chief Executive Officer. In addition, Mr. Schulte serves as Chief Executive Officer and President of TYG, TYY and TPZ, Chief Executive Officer of TYN and President of the privately held closed-end investment company managed by our Adviser. From 1993 to 2002, Mr. Schulte was a full-time Managing Director at KCEP. While a partner at KCEP, Mr. Schulte led private financings for two growth MLPs in the energy infrastructure sector, Inergy, L.P., where he served as a director, and MarkWest Energy Partners, L.P., where he was a board observer. Prior to joining KCEP, Mr. Schulte had over five years of experience completing acquisition and public equity financings as an investment banker at the predecessor of Oppenheimer & Co., Inc.
Our Adviser has retained Kenmont Investments Management, L.P. (“Kenmont”) as a sub-adviser. Kenmont is a Houston, Texas based registered investment adviser with experience investing in privately-held and public companies in the U.S. energy and power sectors. Kenmont provides additional contacts to us and enhances our number and range of potential investment opportunities. The principals of Kenmont have collectively created and managed private equity portfolios in excess of $1.5 billion and collectively have over 50 years of experience working for investment banks, accounting firms, operating companies and money management firms. Our Adviser compensates Kenmont for the services it provides to us. Our Adviser also indemnifies and holds us harmless from any obligation to pay or reimburse Kenmont for any fees or expenses incurred by Kenmont in providing such services to us. Entities managed by Kenmont own approximately 4.9 percent of our outstanding common shares and warrants to purchase an additional 281,666 of our common shares.

Staffing

We do not currently have or expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Our Adviser currently has 32 employees. Our executive officers and our six investment professionals are employees of our Advisor.

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

  Downstream — the refining of energy sources, and the marketing and distribution of such refined products, such as customer-ready natural gas, natural gas liquids, propane and gasoline, to end-user customers, and customers engaged in the generation, transmission and distribution of power and electricity.

  Upstream — the exploitation and extraction of energy resources, including natural gas and crude oil from onshore and offshore geological reservoirs as well as from renewable sources, including agricultural, thermal, solar, wind and biomass.

  Other — includes production and processing of coal and aggregates.
We focus our investments in the midstream and downstream segments, and to a lesser extent the upstream segment, of the U.S. energy infrastructure sector. We also invest in producers and processors of coal and aggregates. We also intend to allocate our investments among asset types and geographic regions within the U.S. energy infrastructure sector.

Targeted Investment Characteristics

Generally our targeted investments will have the following characteristics:
  Long-Life Assets with Stable Cash Flows and Limited Commodity Price Sensitivity. Most of our investments will be made in companies with assets having the potential to generate stable cash flows over long periods of time. We intend to invest a portion of our assets in companies that own and operate assets with long useful lives and that generate cash flows by providing critical services primarily to the producers or end-users of energy. We attempt to limit the direct exposure to energy commodity price risk in our portfolio. We target companies that have a majority of their cash flows generated by contractual obligations.

  Experienced Management Teams with Energy Infrastructure Focus. We target investments in companies with management teams that have a track record of success and that often have substantial knowledge and focus in particular segments of the energy infrastructure sector or with certain types of assets. We believe that our management team’s extensive experience and network of business relationships in the energy infrastructure sector will enable us to identify and attract portfolio company management teams that meet these criteria.

  Fixed Asset-Intensive Investments. Most of our investments will be made in companies with a relatively significant base of fixed assets. Compared to companies with lower relative fixed asset levels, fixed asset intensive companies often are characterized by economies of scale and barriers to entry.

  Limited Technological Risk. We generally do not target investment opportunities involving the application of new technologies or significant geological, drilling or development risk.

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

The types of securities in which we may invest include, but are not limited to, the following:

Equity Investments
Our equity investments will likely consist of common or preferred equity (generally limited partner interests, including interests in MLPs, and limited liability company interests) that are expected to pay distributions on a current basis. Preferred equity generally has a preference over common equity as to distributions during operations and upon liquidation. In general, we expect that our equity investments will not be control-oriented investments and we may acquire equity securities as part of a group of private equity investors in which we are not the lead investor. In some cases, we also may obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

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

Debt Investments
Our debt investments may be secured or unsecured. In general, our debt investments will not be control-oriented investments and we may acquire debt securities as a part of a group of investors in which we are not the lead investor. We may structure our debt investments as mezzanine loans. Mezzanine loans typically are not secured by assets of the company, and usually rank subordinate in priority of payment to senior debt, such as senior bank debt, but senior to common and preferred equity, in a borrower’s capital structure. We may invest in a range of debt investments generally having a term of five to ten years and bearing interest at either a fixed or floating rate. These loans may have interest-only payments in the early years, with amortization of principal deferred to the later years of the term of the loan.

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

Market Opportunity

We believe the environment for investing in privately-held and micro-cap public companies in the energy infrastructure sector has the potential to be attractive for the following reasons:
  Increased Demand Among Small and Middle Market Private Companies for Capital. We believe many private and micro-cap public companies have faced increased difficulty accessing the capital markets due to a continuing preference by investors for issuances in larger companies with more liquid securities. Such difficulties have been magnified in asset-focused and capital intensive industries such as the energy infrastructure sector. We believe that the U.S. energy infrastructure sector’s high level of projected capital expenditures and continuing acquisition and divestiture activity will provide us with attractive investment opportunities.

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

Competition

We compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that we plan to make in the U.S. energy infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources that are not currently available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. These competitive conditions may adversely affect our ability to make investments in the energy infrastructure sector and could adversely affect our distributions to stockholders.

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

Competitive Advantages

We believe that we are well positioned to meet the financing needs of companies within the U.S. energy infrastructure sector for the following reasons:
  Existing Investment Platform and Focus on the Energy Infrastructure Sector. We believe that our Adviser’s current investment platform provides us with significant advantages in sourcing, evaluating, executing and managing investments. Our Adviser is a registered investment adviser specializing in the energy sector and had approximately $3.0 billion of assets under management as of January 31, 2010, including the assets of four other publicly traded closed-end management investment companies, one privately-held closed-end management investment company and separate accounts for institutions and high net worth individuals. Our Adviser created the first publicly traded closed-end management investment company focused primarily on investing in MLPs involved in the energy infrastructure sector, and its aggregate managed capital is among the largest of those closed-end management investment company advisers focused on the energy sector.

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

  Extended Investment Horizon. Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. These provisions often force private equity and venture capital funds to seek quicker returns on their investments through mergers, public equity offerings or other liquidity events that may otherwise be desirable, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment funds enhance our ability to generate attractive returns on invested capital.

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
  review of historical and prospective financial information, as well as off-balance sheet and/or contingent assets or liabilities;

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

  review of relevant corporate, partnership and other loan documents; and

  research relating to the prospective portfolio company’s management, including background and reference checks using our Adviser’s industry contact base and commercial data bases and other investigative sources.
Additional due diligence with respect to any investment may be conducted on our behalf by our legal counsel and/or accountants, as well as by other outside advisers and consultants, as appropriate.

Upon the conclusion of the due diligence process, our Adviser’s investment professionals present a detailed investment proposal to our Adviser’s investment committee. All decisions to invest in a portfolio company must be approved by the unanimous decision of our Adviser’s investment committee.

Ongoing Relationships with Portfolio Companies

Monitoring
The investment professionals of our Adviser monitor each portfolio company to determine progress relative to meeting the company’s business plan and to assess the company’s strategic and tactical courses of action. This monitoring may be accomplished by attendance at Board of Directors meetings, the review of periodic operating and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Our Adviser’s monitoring activities are expected to provide it with the necessary access to monitor compliance with existing covenants, to enhance its ability to make qualified valuation decisions, and to assist its evaluation of the nature of the risks involved in each individual investment. In addition, these monitoring activities should permit our Adviser to diagnose and manage the common risk factors held by our total portfolio, such as sector concentration, exposure to a single financial sponsor, or sensitivity to a particular geography.

Significant Managerial Assistance
A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described below. However, in order to count portfolio securities as qualifying assets for the purpose of the 70 percent test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby a BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers, or other organizational or financial guidance. We currently provide significant managerial assistance to one of our portfolio companies, Mowood, LLC (“Mowood”), and charge $5,000 per month for our services.

Operating and Regulatory Structure

We are regulated as a BDC under the 1940 Act, and classified as a non-diversified closed-end management investment company under the 1940 Act. We are, and intend to continue to be, taxed as a general business corporation under the Code.

As a BDC, we are subject to numerous regulations and restrictions. We may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless at the time the acquisition is made qualifying assets represent at least 70 percent of our total assets. We may invest up to 30 percent of our total assets in assets that are non-qualifying assets and are not subject to the limitations referenced above. These investments may include, among other things, investments in high yield bonds, bridge loans, distressed debt, commercial loans, private equity, and securities of public companies or secondary market purchases of otherwise qualifying assets. If the value of non-qualifying assets should at any time exceed 30 percent of our total assets, we will be precluded from acquiring any additional non-qualifying assets until such time as the value of our qualifying assets again equals at least 70 percent of our total assets.

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

You may also read and copy the codes of ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at (800) SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the Securities and Exchange Commission’s Internet site at http://www.sec.gov. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission’s Public Reference Section, Washington, D.C. 20549.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith. As of November 30, 2009, we are a non-accelerated filer. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Available Information

Our principal executive offices are located at 11550 Ash Street, Suite 300, Leawood, Kansas 66211, our telephone number is (913) 981-1020, or toll-free (866) 362-9331, and our Web site is www.tortoiseadvisors.com/tto.cfm. We will make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports when we electronically file such material with, or furnish it to, the SEC. This information may be obtained, without charge, upon request by calling us at (913) 981-1020 or toll-free at (866) 362-9331 and on our Web site at www.tortoiseadvisors.com/tto.cfm. This information will also be available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by us with the SEC which is available on the SEC’s internet site at www.sec.gov. Please note that any internet addresses provided in this Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet address is intended or deemed to be included by reference herein.

ITEM 1A. RISK FACTORS

Risks Related to Our Operations

Our Adviser serves as investment adviser to other funds, which may create conflicts of interest not in the best interest of us or our stockholders.
Our Adviser was formed in October 2002 and has been managing investments in portfolios of MLPs and other issuers in the energy sector since that time, including management of the investments of TYG since February 27, 2004, TYY since May 31, 2005, TYN since October 31, 2005, TPZ since July 31, 2009 and one privately-held closed-end management investment company since June 29, 2007. From time to time the Adviser may pursue areas of investments in which the Adviser has more limited experience.

Our investment committee is the same for, and all of our Adviser’s employees provide services for, other funds managed by our Adviser. Our Adviser’s services under the investment advisory agreement are not exclusive, and it is not prohibited from furnishing the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others. In addition, the publicly-traded funds and private accounts managed by our Adviser may make investments similar to investments that we may pursue. Unlike the other funds managed by our Adviser, we generally target investments in companies that are privately-held or have market capitalizations of less than $250,000,000, and that are earlier in their stage of development. We also focus on privately-held and micro-cap public energy companies operating in the midstream and downstream segment, and to a lesser extent the upstream and coal/aggregates segments, of the U.S energy infrastructure sector.

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
If we distribute substantially all of our income to our stockholders and desire to make new investments, our business will require a substantial amount of capital. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200 percent after each issuance of senior securities. Our ability to pay distributions or issue additional senior securities is restricted if our asset coverage ratio is not at least 200 percent, or put another way, the value of our assets (less all liabilities and indebtedness not represented by senior securities) must be at least twice that of any outstanding senior securities (plus the aggregate involuntary liquidation preference of any preferred stock). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

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
As of November 30, 2009, we have a $4,600,000 secured revolving credit facility with U.S. Bank National Association which terminates on February 20, 2010. Our credit facility contains a covenant precluding us from incurring additional debt. Lenders from whom we may borrow money or holders of our debt securities will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have, and may in the future, grant a security interest in our assets in connection with our debt. In the case of a liquidation event, those lenders or note holders would receive proceeds before our stockholders. In addition, debt, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique and the costs of any leverage transactions will be borne by our stockholders. In addition, because the base management fees we pay to our Adviser are based on Managed Assets (which includes any assets purchased with borrowed funds); our Adviser may imprudently borrow funds in an attempt to increase our managed assets and in conflict with our or our stockholders’ best interests. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common shares to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common shares to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common shares. Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions and competitive pressures. Under the terms of our credit facility, we must maintain the asset coverage ratio required under the 1940 Act. If we fail to maintain the required coverage, we may be required to repay a portion of any outstanding balance until the asset coverage requirement has been met. This may require us to sell assets. The illiquid nature of most of our investments may make it difficult to dispose of such assets at a favorable price, and as a result, we may suffer losses.

We operate in a highly competitive market for investment opportunities.
We compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that we plan to make in the U.S. energy infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources that are not currently available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. These competitive conditions may adversely affect our ability to make investments in the energy infrastructure sector and could adversely affect our distributions to stockholders.

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
We currently have investments in a limited number of portfolio companies. An inherent risk associated with this investment concentration is that we may be adversely affected if one or two of our investments perform poorly or if the fair value of any one investment decreases. Financial difficulty on the part of any single portfolio company or the failure of a portfolio company to make distributions will expose us to a greater risk of loss than would be the case if we were a “diversified” company holding numerous investments.

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

Most of our portfolio investments are, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors. As a result, there is, and will continue to be, uncertainty as to the fair value of our portfolio investments.
Most of our investments are in the form of securities or loans that are not publicly-traded. The fair value of these investments may not be readily determinable. We will value these investments quarterly at fair value as determined in good faith by our Board of Directors. We have retained Lincoln Partners Advisors LLC (an independent valuation firm) to provide third party valuation consulting services which consist of certain procedures that the Board of Directors has identified and requested they perform. For the period ended November 30, 2009, the Board of Directors requested Lincoln Partners Advisors LLC to perform positive assurance valuation procedures on investments in six portfolio companies comprising approximately 94 percent of our restricted investments at fair value as of November 30, 2009. The Board of Directors is ultimately responsible for determining the fair value of the investments in good faith. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact on our net asset value.

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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in our credit facilities and debt securities may limit our ability to make distributions. We cannot assure you that you will receive distributions at a particular level or at all.

The lack of liquidity in our investments may adversely affect our business, and if we need to sell any of our investments, we may not be able to do so at a favorable price. As a result, we may suffer losses.
We generally expect to invest in the equity of companies whose securities are not publicly-traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. We also expect to invest in debt securities with terms of five to ten years and hold such investments until maturity. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly (to meet debt covenants in our credit facility, for example), we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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
We are required to review on an annual basis our internal controls over financial reporting, and to disclose on a quarterly basis changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. There can be no assurance that our quarterly reviews will not identify material weaknesses.

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

Risks Related to an Investment in the U.S. Energy Infrastructure Sector

Our portfolio is, and will continue to be, concentrated in the energy infrastructure sector, which will subject us to more risks than if we were broadly diversified.
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
Extreme weather patterns, such as prolonged or abnormal seasons, or specific events, such as hurricanes, could result in significant volatility in the supply of energy and power. This volatility may create fluctuations in commodity prices and earnings of companies in the energy infrastructure sector. Moreover, any extreme weather events, such as hurricanes, could adversely impact the assets and valuation of our portfolio companies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A special meeting of stockholders was held on September 11, 2009. The matters considered at the meeting, together with the actual vote tabulations relating to such matters are as follows:

1.	To consider and vote on a new investment advisory agreement between the Company and its current investment adviser, Tortoise Capital Advisors, L.L.C.

No. of Shares
Affirmative	4,927,841
Against	192,606
Abstain	80,232
Broker Non-Votes	0
TOTAL	5,200,679

2.	To consider and vote on a new sub-advisory agreement between Tortoise Capital Advisors, L.L.C. and its current sub-advisor, Kenmont Investments Management, L.P.

No. of Shares
Affirmative	4,918,547
Against	202,333
Abstain	79,799
Broker Non-Votes	0
TOTAL	5,200,679

Based upon votes required for approval, each of these matters passed.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common shares began trading on the NYSE under the symbol “TTO” on February 2, 2007 at a price of $15.00 per share. Prior to our initial public offering, there was no public market for our common shares.

The following table sets forth the range of high and low sales prices of our common shares as reported on the NYSE, and the distributions declared by us for each fiscal quarter for our two most recent fiscal years:

		Price Range		Cash Distribution
2008	NAV(1)	High	Low	per Share(2)
First quarter	$13.28	$13.05	$11.00	$0.2500
Second quarter	$13.69	$13.42	$11.80	$0.2625
Third quarter	$13.38	$12.52	$11.00	$0.2650
Fourth quarter	$9.96	$11.18	$4.40	$0.2650

2009
First quarter	$8.67	$6.53	$6.31	$0.2300
Second quarter	$8.91	$4.48	$4.15	$0.1300
Third quarter	$8.76	$5.78	$5.57	$0.1300
Fourth quarter	$9.29	$6.46	$6.14	$0.1300

(1)	Net asset value per share is generally determined as of the last day in the relevant period and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Represents the distribution declared in the specified period.

The last reported price for our common stock as of January 31, 2010 was $6.68 per share. As of January 31, 2010, we had 30 stockholders of record.

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

We intend, subject to adjustment at the discretion of our Board of Directors, to pay out to our stockholders substantially all of the amounts we receive as cash or paid-in-kind distributions on equity securities we own and interest payments on debt securities we own, less current or anticipated operating expenses, current income taxes on our income and our leverage costs. Historically we have included all paid-in-kind distributions in distributable cash flow, however, in the future we do not intend to include in distributable cash flow the value of distributions received from portfolio companies which are paid in stock as a result of credit constraints, market dislocation or other similar issues.

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

Performance Graph

The following graph compares the return on our common stock (“TTO”) with that of the Wachovia MLP Total Return Index (“WMLPT”), the Standard & Poor’s 500 Stock Index (“SPX”) and a BDC Peer Group (“BDC Peers”)(2), for the period February 2, 2007 to November 30, 2009. The graph assumes that, on February 2, 2007, a $100 investment was made in each of our common stock, WMLPT, SPX and the BDC Peers, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering (1)
Through November 30, 2009

(1)	Our shares began trading on the NYSE on February 2, 2007.
(2)	The BDC Peer Group consists of the following closed-end investment companies that have elected to be regulated as business development companies under the 1940 Act:

Allied Capital Corp.	Capital Southwest Corp.	Harris & Harris Group Inc.	MVC Capital
American Capital Strategies	Equus Total Return	Hercules Tech Growth Capital	NGP Capital Resources Co.
Ameritrans Capital Corp.	Fifth Street Finance Corp.	Kohlberg Capital Corp.	PennantPark Investment Corp
Apollo Investment Corp.	Gladstone Capital Corp.	Main Street Capital Corp.	Prospect Capital Corp.
Ares Capital Corporation	Gladstone Investment Corp.	MCG Capital Corp.	TICC Capital
Blackrock Kelso Capital Corp.	GSC Investment Corp	Medallion Financial Corp.	Triangle Capital Corp.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended November 30, 2009 that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended November 30, 2009.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included in this Annual Report on Form 10-K. Financial information presented below for the years ended November 30, 2009, November 30, 2008, November 30, 2007 and for the period from December 8, 2005 to November 30, 2006 has been derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm. The historical data is not necessarily indicative of results to be expected for any future period.

				Period from
				December 8,
	Year Ended	Year Ended	Year Ended	2005
	November 30,	November 30,	November 30,	to November 30,
	2009	2008	2007	2006(1)
Statements of operations data:
Investment income	$1,804,531	$2,943,953	$3,034,944	$2,119,843

Base management fees(2)	1,351,593	2,006,120	2,233,670	634,989
All other expenses(3)	1,539,486	2,688,550	2,902,561	360,156
Total expenses	$2,891,079	$4,694,670	$5,136,231	$995,145

Less expense reimbursement by Adviser	225,266	385,622	94,181	—
Current and deferred tax benefit (expense), net	(254,356)	9,859,785	(3,671,096)	(516,055)
Net realized gain (loss) on investments before
income taxes	(23,120,748)	8,716,197	260,290	(1,462)
Unrealized appreciation (depreciation) on investments
before income taxes	24,247,380	(41,581,120)	10,561,888	328,858
Increase (decrease) in net assets resulting from
operations	$10,994	$(24,370,233)	$5,143,976	$936,039

Per common share data:
Distributions to common stockholders(4)	$0.62	$1.04	$0.67	$0.34
Net increase (decrease) in stockholder’s equity
resulting from operations:
Basic and diluted	$0.00	$(2.74)	$0.66	$0.30
Net asset value	$9.29	$9.96	$13.76	$13.70

	November 30,	November 30,	November 30,	November 30,
	2009	2008	2007	2006
Statements of assets and liabilities data:
Short-term investments	$1,498,846	$360,372	$219,502	$5,431,414
Long-term investments	82,483,094	105,790,858	158,416,831	37,144,100
Other assets	5,496,113	6,169,827	537,987	357,498
Total assets	$89,478,053	$112,321,057	$159,174,320	$42,933,012
Total liabilities	5,181,468	23,095,757	37,261,354	604,610
Total net assets	$84,296,585	$89,225,300	$121,912,966	$42,328,402

(1)	We were incorporated on September 8, 2005, but did not commence operations until December 8, 2005.
(2)	For the year ended November 30, 2009, base management fees include $1,351,593 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement. For the year ended November 30, 2008, base management fees include $2,313,731 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement, and $307,611 as a reduction in the provision for capital gain incentive fees payable to the Adviser. For the year ended November 30, 2007, base management fees include $1,926,059 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement and $307,611 as an increase in the provision for capital gain incentive fees payable to the Adviser. For the period from December 8, 2005 to November 30, 2006, base management fees include $634,989 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement. The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees were due or payable at November 30, 2009, 2008, 2007 or 2006.
(3)	For the year ended November 30, 2009, other expenses include $911,779 in operating expenses and $627,707 in interest expense on the credit facility. For the year ended November 30, 2008, other expenses include $1,037,624 in operating expenses and $1,650,926 in interest expense on the credit facility. For the year ended November 30, 2007, other expenses include $1,094,677 in operating expenses, $847,421 of interest expense on the credit facility, $228,750 in preferred stock dividends, and $731,713 of non-recurring expenses related to the loss on redemption of the previously outstanding Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock issuance in December 2006 was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of our initial public offering in February 2007. For the period from December 8, 2005 to November 30, 2006, other expenses include $360,156 in operating expenses. Other expenses do not include current and deferred income taxes.
(4)	The character of distributions made during the year may differ from the ultimate characterization for federal income tax purposes. For the year ended November 30, 2009 the company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2008 the company’s distributions, for book purposes, were comprised of 100 percent return of capital, and for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital. For the year ended November 30, 2007, the company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the period ended December 8, 2005 to November 30, 2006, the company’s distributions, for book purposes, were comprised of 87.3 percent investment income and 12.7 percent return of capital, and for tax purposes were comprised of 41.7 percent investment income and 58.3 percent return of capital.

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

We invest in companies operating in the U.S. energy infrastructure sector, primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream and coal/aggregates segments. We believe companies in the energy infrastructure sector generally produce stable cash flows as a result of their fee-based revenues and have limited direct commodity price risk.

Investment Review and Portfolio Outlook

In 2008, many business development companies were trading at levels of fifty percent of their net asset value—an indicator of very low investor confidence and credit quality concerns. The BDC sector saw steady improvement in 2009, with renewed investor confidence evidenced by eight equity offerings pricing in the third and fourth quarters, at an average offering price of 93 percent of net asset value. However, many BDCs continue to have limited access to new capital, particularly those with perceived leverage issues.

At May 31, 2008, we had a $50 million credit facility with outstanding leverage of about $33.8 million. In March 2009, we began a significant deleveraging program through an orderly liquidation of our publicly-traded securities, decreasing our leverage to $4.6 million as of November 30, 2009. The deleveraging, as well as the decline of values in the broader market, decreased the value of our investments from $106.2 million at November 30, 2008 to $84.0 million as of November 30, 2009.

The MLP sector saw a significant rebound in 2009, with the Wachovia MLP Total Return Index up about 75 percent for the year. The rebound can be attributed to MLP’s resilient business fundamentals which were reflected in the average 4 percent distribution growth in 2009. Our private companies are valued using a number of methodologies, including public MLP comparables. As such, we have seen an improvement in our net asset value per share this year, from $8.67 at February 28, 2009 to $9.29 as of November 30, 2009.

In October 2009, Abraxas Energy Partners LP merged with its affiliate, Abraxas Petroleum Corporation (NASDAQ: AXAS). In connection with the merger, the holders of common units of Abraxas exchanged their units into publicly-traded shares of AXAS. We received 1,946,376 shares of AXAS. These shares are subject to a staggered lock-up period which expires in February 2012. On February 8, 2010, Quest Resource Corporation (NASDAQ: QRCP) and Quest Energy Partners, L.P. (NASDAQ: QELP) announced the Securities and Exchange Commission declared the Registration Statement of PostRock Energy Corporation on Form S-4 effective. The Form S-4 registers with the SEC PostRock’s common stock to be issued in connection with the proposed merger of QRCP, QELP, and Quest Midstream Partners, L.P into PostRock, a new, publicly-traded corporation that would wholly own all three entities. Stockholders of record as of February 1, 2010 of QRCP and QELP will be entitled to vote upon the merger at stockholder meetings scheduled for March 5, 2010.

We had one realization event that occurred after the end of our fiscal year. On February 9, 2010, Mowood, LLC closed the sale of its wholly owned subsidiary, Timberline Energy, LLC, to Landfill Energy Systems, LLC. Timberline is an owner and developer of projects that convert landfill gas to energy. Mowood will continue its ownership and operation of Omega Pipeline Company, LLC (Omega), a local distribution company which serves the natural gas and propane needs of Fort Leonard Wood and other customers in south central Missouri. On February 10, 2010, we received a partial distribution of proceeds in the amount of $3.8 million (out of an expected total of approximately $9.0 million), which we used to pay off the outstanding balance on our credit facility. We intend to invest the remaining $5.2 million of the expected initial proceeds according to stated investment policies, which may include investments in publicly-traded securities as well as a potential investment in Omega to facilitate growth. Over the next two years, we could receive additional proceeds of up to $2.4 million, based on contingent and escrow terms. We expect the immediate impact of this transaction to be neutral to distributable cash flow.

While the last eighteen months have been challenging, our portfolio companies continue to exhibit strong fundamental performance and have seen an improvement in their access to capital. We believe we will see steady improvement in our net asset value. We also continue to consider strategic alternatives that might provide our stockholders with an investment vehicle that will trade at or close to net asset value.

As of November 30, 2009, the value of our investment portfolio (excluding short-term investments) was $82.5 million including equity investments of $73.7 million and debt investments of $8.8 million. Our portfolio is diversified among approximately 61 percent midstream and downstream investments, 7 percent upstream, and 32 percent in aggregates and coal. The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of November 30, 2009 was 6.9 percent. A summary of our investments follows:

			Amount		Current Yield
Name of Portfolio	Nature of its	Securities	Invested	Fair Value	on Amount
Company (Segment)	Principal Business	Held by Us	(in millions)	(in millions)(1)	Invested(2)
Abraxas Petroleum Corporation (Upstream)(3)	Acquisition, development, exploration, and production of oil and gas principally in the Rocky Mountain, Mid-Continent, Permian Basin, and Gulf Coast regions of the United States	Unregistered Common Units	$2.9	$3.3	0.0%
Eagle Rock Energy Partners, L.P. (Upstream/Midstream)	Gatherer and processor of natural gas in north, south and east Texas and Louisiana and producer and developer of upstream and mineral assets located in 17 states	Unregistered Common Units (held in escrow)	0.7	0.2	0.7
EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties in the Appalachian Basin, the Monroe field in Louisiana, Michigan, the Austin Chalk, South Central Texas, the Permian Basin, the San Juan Basin and the Mid-continent area	Common Units	2.7	2.0	8.7
High Sierra Energy, LP (Midstream)	Marketing, processing, storage and transportation of hydrocarbons and processing and disposal of oilfield produced water with operations primarily in Colorado, Wyoming, Oklahoma, Florida and Mississippi	Common Units	24.8	24.5	10.6
High Sierra Energy GP, LLC (Midstream)(4)	General Partner of High Sierra Energy, LP	Equity Interest	2.0	1.8	3.0
International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines and related assets in Central Appalachia	Class A Units	10.0	10.0	8.0
LONESTAR Midstream Partners, LP (Midstream)(5)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P (PVR) in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale	Class A Units	3.0	1.1	N/A
LSMP GP, LP (Midstream)(5)	Indirectly owns General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.1	0.1	N/A
Mowood, LLC (Midstream/ Downstream)(6)	Natural gas distribution in central Missouri and landfill gas to energy projects	Equity interest	5.0	8.3	9.0
		Subordinated Debt	8.8	8.8	9.0
Quest Midstream Partners, L.P. (Midstream)(3)	Operator of natural gas gathering pipelines in the Cherokee Basin and interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri	Common Units	22.2	6.0	0.0
VantaCore Partners LP (Aggregates)	Acquirer and operator of aggregate companies, with quarry and asphalt operations in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana	Common Units and Incentive Distribution Rights	18.4	16.4	9.6
			$100.6	$82.5

(1)	Fair value as of November 30, 2009.
(2)	The current yield has been calculated by annualizing the most recent distribution during the period and dividing by the amount invested in the underlying security. Actual distributions to us are based on each company’s available cash flow and are subject to change.
(3)	Currently non-income producing.

(4)	Includes original purchase of 3 percent equity interest, sale of 0.6274 percent equity interest in July 2007 and subsequent capital calls.
(5)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale. The cost basis and the fair value of the LONESTAR and LSMP GP, LP units as of November 30, 2009 are related to the potential receipt of those future payments. Since this investment is not deemed to be “active”, the yield is not meaningful and we have excluded it from our weighted average yield to cost on investments as described below in Results of Operations.
(6)	Current yield represents an equity distribution on our invested capital. We expect that, pending cash availability, such equity distributions will recur on a quarterly basis at or above such yield.

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

High Sierra maintained its quarterly cash distribution of $0.63 per unit, which was paid in November 2009. The company reported aggregate EBITDA results, before mark-to-market adjustments and minority interests, approximately at budget for the nine-month period ended September 30, 2009. Results within the various business units were mixed, with the energy marketing and water services units generally performing at or above budget. National Coal County, a water transportation and disposal service company acquired in 2007, continues to struggle with reported results significantly below expectations. The prolonged downturn of construction in Florida continues to produce lower results in High Sierra’s asphalt business. Monroe Gas Storage, an underground natural gas storage joint venture, began commercial operations earlier this year. High Sierra continues to expand and strengthen its management team, naming a new Chief Financial Officer and Vice President of Human Resources in November.

International Resource Partners LP (“IRP”)
IRP has surface and underground coal mine operations in southern West Virginia comprised of metallurgical and steam coal reserves, a coal washing and preparation plant, rail load-out facilities and a sales and marketing subsidiary. We hold board of director’s observation rights for IRP.

Metallurgical coal pricing continues to show improvement with steam coal prices holding steady; however, concern remains over high inventory levels held by customers east of the Mississippi. IRP’s operating results continue to exceed budgeted levels. Year-to-date EBITDA through September 30, 2009 was ahead of budget, driven largely by the strength of the company’s sales and marketing arm which has seen significant improvements in its metallurgical coal export business. Throughout 2009, IRP implemented several changes to its mining operations, including contracting a surface mine operation to a high wall miner, resulting in improved operating profits. IRP has contracted its coal production for 2010, with steam prices fixed at 2009 levels and metallurgical coal prices subject to market price collars.

Mowood, LLC (“Mowood”)
Mowood is a holding company whose assets include Omega Pipeline, LLC (“Omega”) and Timberline Energy, LLC (“Timberline”). We hold virtually 100 percent of the equity interests in Mowood and currently hold a seat on its board of directors.

Omega is a natural gas local distribution company located on the Fort Leonard Wood military base in south central Missouri. Omega serves the natural gas and propane needs of Fort Leonard Wood and other customers in the surrounding area. Year-to-date through October 2009, Omega outperformed its budget and continued to have the expectation of beating its full year budget as expansion projects at Fort Leonard Wood enhanced revenues and profitability. Omega’s contracts have been, and continue to be, structured to minimize commodity exposure.

Timberline is an owner and developer of projects that convert landfill gas to energy. See the “Recent Developments” section for information regarding Mowood’s sale of Timberline to Landfill Energy Systems, LLC. Timberline has performed below budget for the year-to-date period as a result of startup operational issues. Timberline has been working to resolve its operational issues and to expand capacity at its existing locations. Timberline has structured its off-take contracts to eliminate or minimize commodity exposure in an effort to create more predictable performance.

Quest Midstream Partners, L.P. (“Quest Midstream”)
Quest Midstream was formed by the spin-off of Quest Resource Corporation’s (NASDAQ: QRCP) midstream coal bed methane natural gas gathering assets in the Cherokee Basin. Quest Midstream owns more than 2,000 miles of natural gas gathering pipelines (primarily serving Quest Energy Partners, L.P (NASDAQ: QELP)., an affiliate) and over 1,100 miles of interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri. We hold a seat on Quest Midstream’s board of directors.

On July 6, 2009, Quest Midstream announced it entered into a definitive merger agreement pursuant to which it would recombine with QRCP and QELP. The transaction would result in a new publicly-traded company which is not expected to pay cash distributions. Under the terms of the merger agreement, current Quest Midstream equity holders would own approximately 44 percent of the new company. The new company’s strategy would be to pursue efficient development of unconventional resource plays, including coal bed methane in the Cherokee Basin of southeast Kansas and northeast Oklahoma and the Marcellus Shale in the Appalachian Basin.

On October 6, 2009, QRCP and QELP filed a Form S-4 Registration Statement to recombine with Quest Midstream as the newly formed PostRock Energy Corporation which is expected to be listed on the NASDAQ under the symbol “PSTR”. On December 17, 2009, an amendment to the Form S-4 was filed outlining updated results of the company and the terms of the various amendments to all three entities bank facilities which allow for the completion of the recombination under the terms agreed to by the board of directors of each entity. The amended credit agreements will allow Quest Midstream to complete and connect approximately one hundred wells in the Cherokee Basin along with other capital programs across their business segments. See the “Recent Developments” section for more information.

The merger would change the risk profile of our investment from primarily a gathering company to an integrated company that has increased drilling risk and commodity exposure. The recombination remains subject to the approval of the transaction by the unit holders of the three existing entities, which is expected to occur in the first quarter of 2010. If the recombination does not occur, we believe Quest Midstream would face significant operational risk created by a lower gathering rate in 2010 and reduced volumes from QELP, its primary customer.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregates industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana. We hold a seat on VantaCore’s board of directors.

VantaCore reduced its quarterly cash distribution to $0.475 per unit, the minimum quarterly distribution, in their second quarter and approved the same distribution for their most recent quarter, which was paid in November. The operating results at VantaCore’s Clarksville facility continue to exceed budget, supported by two large projects and activity at the Fort Campbell Military base. Overall construction activity in the area is down, but improvement is projected in 2010 as a result of spending programs under the government stimulus package. Southern Aggregates continues to report disappointing results with volumes well below historical numbers. VantaCore has made significant changes to Southern’s operations to reflect the lower volumes seen and VantaCore believes that 2010 will yield improved construction spending in the area.

Results of Operations

Set forth are the results of operations for the year ended November 30, 2009 as compared to the years ended November 30, 2008 and November 30, 2007.

Investment Income: Total investment income for the year ended November 30, 2009 was $1,804,531 as compared to $2,943,953 for the year ended November 30, 2008 and $3,034,944 for the year ended November 30, 2007. The decrease in total investment income for the year ended November 30, 2009 is due to a decrease in total distributions received from our investments, primarily resulting from the sale of investments in order to reduce our leverage, as well as a decrease in distributions from a couple of our current holdings.

The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of November 30, 2009 was 6.9 percent as compared to 8.0 percent at November 30, 2008 and 8.8 percent at November 30, 2007. The decrease in the weighted average yield to cost is generally related to two of our investments which are not paying distributions (Abraxas Petroleum Corporation and Quest Midstream Partners, L.P.), and a significant decrease in the per unit distribution from Eagle Rock Energy Partners, L.P.

Net Expenses: Net expenses for the year ended November 30, 2009 were $2,665,813 as compared to $4,309,048 for the year ended November 30, 2008 and $5,042,050 for the year ended November 30, 2007. The decrease for the year ended November 30, 2009 is primarily attributed to lower base management fees due to a decrease in the fair value of our portfolio, a reduction in the capital gain incentive fee accrual, and lower leverage costs. The provision for capital gain incentive fees results from the increase or decrease in fair value and unrealized appreciation or depreciation on investments. During the year ended November 30, 2009, we accrued no capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gains fees were due or payable at November 30, 2009, November 30, 2008 or November 30, 2007.

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

The following table represents DCF for the years ended November 30, 2009, November 30, 2008 and November 30 2007:

	Year Ended	Year Ended	Year Ended
Distributable Cash Flow	November 30, 2009	November 30, 2008	November 30, 2007
Total from Investments
Distributions from investments	$7,724,577	$9,688,521	$6,520,432
Distributions paid in stock(1)	—	2,186,767	295,120
Interest income from investments	807,848	1,103,059	921,978
Dividends from money market mutual funds	1,986	18,205	624,385
Other income	61,514	28,987	—
Total from Investments	8,595,925	13,025,539	8,361,915
Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement by Adviser)	1,126,327	1,928,109	1,831,878
Other operating expenses (excluding capital gain
incentive fees)	911,779	1,037,624	1,094,677
Total Operating Expenses, before leverage costs	2,038,106	2,965,733	2,926,555
Distributable cash flow before leverage costs	6,557,819	10,059,806	5,435,360
Leverage Costs	627,707	1,650,926	1,076,171
Distributable Cash Flow	$5,930,112	$8,408,880	$4,359,189

Distributions paid on common stock	$5,582,473	$9,265,351	$5,349,244

Payout percentage of period(2)	94%	110%	123%

DCF/GAAP Reconciliation
Distributable Cash Flow	$5,930,112	$8,408,880	$4,359,189
Adjustments to reconcile to Net Investment Loss, before
Income Taxes:
Distributions paid in stock	—	(2,186,767)	(295,120)
Return of capital on distributions received from
equity investments	(6,791,394)	(7,894,819)	(5,031,851)
Capital gain incentive fees	—	307,611	(307,611)
Loss on redemption of preferred stock	—	—	(731,713)
Net Investment Loss, before Income Taxes	$(861,282)	$(1,365,095)	$(2,007,106)

(1)	Distributions paid in stock for the year ended November 30, 2008 include paid-in-kind distributions from Lonestar Midstream Partners, LP, High Sierra Energy, LP and High Sierra Energy GP, LLC. Distributions paid in stock for the year ended November 30, 2007 include paid-in-kind distributions from Lonestar Midstream, LP.
(2)	Distributions paid as a percentage of Distributable Cash Flow.

Distributions: The following table sets forth distributions for the three years ended November 30, 2009, November 30, 2008 and November 30, 2007.

Record Date	Payment Date	Amount
November 23, 2009	November 30, 2009	$0.1300
August 24, 2009	September 1, 2009	$0.1300
May 22, 2009	June 1, 2009	$0.1300
February 23, 2009	March 2, 2009	$0.2300

November 20, 2008	November 28, 2008	$0.2650
August 21, 2008	September 2, 2008	$0.2650
May 22, 2008	June 2, 2008	$0.2625
February 21, 2008	March 3, 2008	$0.2500

November 23, 2007	November 30, 2007	$0.2300
August 21, 2007	September 4, 2007	$0.1800
May 22, 2007	June 1, 2007	$0.1600
January 31, 2007	February 7, 2007	$0.1000

Net Investment Loss: Net investment loss for the year ended November 30, 2009 was $760,149 as compared to a net investment loss of $978,493 for the year ended November 30, 2008 and net investment loss of $1,565,774 for the year ended November 30, 2007. The decreased loss is primarily related to the decrease in net expenses described above.

Net Realized and Unrealized Gain (Loss): We had unrealized appreciation of $21,177,019 (after deferred taxes) for the year ended November 30, 2009 as compared to unrealized depreciation of $29,595,528 (after deferred taxes) for the year ended November 30, 2008 and $6,548,370 in unrealized appreciation (after deferred taxes) for the year ended November 30, 2007. We had realized losses this year of $20,405,876 (after deferred taxes) as compared to realized gains last year of $6,203,788 (after deferred taxes) and $161,380 (after deferred taxes) for the year ended November 30, 2007. The realized losses for the year ended November 30, 2009 are primarily attributable to the sales of publicly-traded securities which were sold to pay down debt.

Recent Developments

On December 31, 2009, we received our expected cash distribution from LONESTAR of approximately $804,000.

On February 8, 2010, Quest Resource Corporation (NASDAQ: QRCP) and Quest Energy Partners, L.P. (NASDAQ: QELP) announced the Securities and Exchange Commission declared the Registration Statement of PostRock Energy Corporation on Form S-4 effective. The Form S-4 registers with the SEC PostRock’s common stock to be issued in connection with the pending merger of QRCP, QELP, and Quest Midstream Partners, L.P into PostRock, a new, publicly-traded corporation that would wholly own all three entities. Stockholders of record as of February 1, 2010 of QRCP and QELP will be entitled to vote upon the merger at stockholder meetings to be held on March 5, 2010.

On February 9, 2010, Mowood, LLC closed the sale of its wholly owned subsidiary, Timberline Energy, LLC, to Landfill Energy Systems, LLC. Timberline is an owner and developer of projects that convert landfill gas to energy. Mowood will continue its ownership and operation of Omega Pipeline Company, LLC (Omega), a local distribution company which serves the natural gas and propane needs of Fort Leonard Wood and other customers in south central Missouri. We received a partial distribution of proceeds in the amount of $3.8 million (out of an expected total of approximately $9.0 million), which we used to pay off the outstanding balance on our credit facility. We intend to invest the remaining $5.2 million of the expected initial proceeds according to stated investment policies, which may include investments in publicly-traded securities as well as a potential investment in Omega to facilitate growth. Over the next two years, we could receive additional proceeds of up to $2.4 million, based on contingent and escrow terms. We expect the immediate impact of the transaction to be neutral to distributable cash flow.

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

Total leverage outstanding on our credit facility at November 30, 2009 was $4,600,000, representing approximately 5 percent of total assets, including our net deferred tax asset. We are, and intend to remain, in compliance with our asset coverage ratios under the 1940 Act and our basic maintenance covenants under our credit facility.

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of November 30, 2009.

			Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Secured revolving credit facility(1)	$4,600,000	—	$4,600,000	—	—
	$4,600,000	—	$4,600,000	—	—

(1)	At November 30, 2009, the outstanding balance under the credit facility was $4,600,000, with a maturity date of February 20, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings

Effective June 20, 2009, we entered into a 60-day extension of our amended credit facility. The terms of the extension provided for a secured revolving credit facility of up to $11,700,000. The credit agreement, as extended, had a termination date of August 20, 2009. Terms of the extensions required us to apply 100 percent of the proceeds from any private investment liquidation and 50 percent of the proceeds from the sale of any publicly traded portfolio assets to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility would permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During this extension, outstanding loan balances accrued interest at a variable rate equal to the greater of (i) one-month LIBOR plus 3.00 percent, and (ii) 5.50 percent.

On August 20, 2009, we entered into a six-month extension of our amended credit facility through February 20, 2010. Terms of the extension provide for a secured revolving facility of up to $5,000,000. The amended credit facility requires us to apply 100 percent of the proceeds from the sale of any investment to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility will permanently reduce the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During this extension, outstanding loan balances generally accrue interest at a variable rate equal to the greater of (i) one-month LIBOR plus 3.00 percent, and (ii) 5.50 percent.

For the year ended November 30, 2009, the average principal balance and interest rate for the period during which the credit facility was utilized were $14,430,411 and 4.56 percent, respectively. As of November 30, 2009, the principal balance outstanding was $4,600,000 at a rate of 5.50 percent.

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

We carry our investments at fair value, as determined by our Board of Directors. The fair value of securities is determined using readily available market quotations from the principal market if available. The fair value of securities that are not publicly-traded or whose market price is not readily available is determined in good faith by our Board of Directors. Because there are no readily available market quotations for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have readily available market quotations, the fair value of our investments may differ significantly from the fair values that would have been used had a ready market quotation existed for such investments, and these differences could be material.

As of November 30, 2009, the fair value of our investment portfolio (excluding short-term investments) totaled $82,483,094. We estimate that the impact of a 10 percent increase or decrease in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $5,154,369.

Debt investments in our portfolio may be based on floating or fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of November 30, 2009, we had no floating rate debt investments outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES
As of November 30, 2009, we are a non-accelerated filer. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of November 30, 2009.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our proxy statement for our 2010 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our proxy statement for our 2010 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our proxy statement for our 2010 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference to our proxy statement for our 2010 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our proxy statement for our 2010 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

     1. The Financial Statements listed in the Index to Financial Statements on Page F-1.

     2. The Exhibits listed in the Exhibit Index below.

Exhibit
No.	Description of Document
3.1	Articles of Incorporation(1)

3.2	Articles Supplementary(2)

3.3	Bylaws(3)

4.1	Form of Stock Certificate(2)

4.2	Form of Warrant dated December 2006(2)

4.3	Registration Rights Agreements with Merrill Lynch & Co; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated dated January 9, 2006(1)

4.4	Registration Rights Agreement dated April 2007(4)

10.1	Dividend Reinvestment Plan(5)

10.2	Investment Advisory Agreement with Tortoise Capital Advisors, L.L.C. dated January 1, 2007(2)

10.3	Expense Reimbursement and Partial Fee Waiver Agreement dated as of November 30, 2007 by and among Tortoise Capital Resources Corporation and Tortoise Capital Advisors, LLC(6)

10.4	Sub-Advisory Agreement with Kenmont Investments Management, L.P. dated January 1, 2007(2)

10.5	Custody Agreement with U.S. Bank National Association dated September 13, 2005(1)

10.6	Stock Transfer Agency Agreement with Computershare Investor Services, LLC dated September 13, 2005(1)

10.7	Administration Agreement with Tortoise Capital Advisors, L.L.C. dated November 14, 2006(2)

10.8	Warrant Agreement with Computershare Investor Services, LLC as Warrant Agent dated December 8, 2005(1)

10.9	Credit Agreement dated April 23, 2007(7)

10.10	First Amendment to Credit Agreement dated July 18, 2007(8)

10.11	Second Amendment to Credit Agreement dated September 28, 2007(9)

10.12	Security Agreement dated April 23, 2007(7)

10.13
Third Amendment to Credit Agreement, dated as of March 21, 2008, by and among Tortoise Capital Resources Corporation and U.S. Bank, N.A. as a lender, agent and lead arranger, Bank of Oklahoma, N.A. and First National Bank of Kansas(10)

10.14
Fourth Amendment to Credit Agreement, dated as of March 28, 2008, by and among Tortoise Capital Resources Corporation and U.S. Bank, N.A. as a lender, agent and lead arranger, First National Bank of Kansas and Wells Fargo Bank, N.A.(11)

10.15	Expense Reimbursement Agreement dated as of November 11, 2008 by and among Tortoise Capital Resources Corporation and Tortoise Capital Advisors, LLC(12)

10.16	Fifth Amendment to Credit Agreement, dated as of March 20, 2009, by and among Tortoise Capital Resources Corporation, U.S. Bank, N.A. and First National Bank of Kansas(13)

10.17	Sixth Amendment to Credit Agreement, dated as of June 20, 2009, by and among Tortoise Capital Resources Corporation and U.S. Bank, N.A.(14)

10.18	Seventh Amendment to Credit Agreement, dated as of August 20, 2009, by and among Tortoise Capital Resources Corporation and U.S. Bank, N.A.(15)

10.19	Investment Advisory Agreement, dated September 15, 2009, between Tortoise Capital Resources Corporation and Tortoise Capital Advisors, L.L.C.(16)

10.20	Sub-Advisory Agreement with Kenmont Investments Management, L.P. dated September 15, 2009—filed herewith.

14.1	Code of Ethics for Principal Executive Officer and Principal Financial Officer—filed herewith.

24	Power of Attorney (included on the signature page).

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2, filed August 28, 2006 (File No. 333-136923).
(2)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed January 9, 2007 (File No. 333-136923).
(3)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed January 21, 2009.
(4)	Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed July 3, 2007 (File No. 333-142859).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 6, 2007.
(7)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed April 27, 2007.
(8)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed July 20, 2007.
(9)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed October 3, 2007.
(10)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed March 27, 2008.
(11)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed April 1, 2008.
(12)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 12, 2008.
(13)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed March 26, 2009.
(14)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed June 24, 2009.
(15)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed August 25, 2009.
(16)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed September 18, 2009.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tortoise Capital Resources Corporation

We have audited the accompanying statements of assets and liabilities of Tortoise Capital Resources Corporation (the Company), including the schedules of investments, as of November 30, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended November 30, 2009, the financial highlights for each of the three years in the period ended November 30, 2009, and for the period from December 8, 2005 (commencement of operations) through November 30, 2006. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of November 30, 2009, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Tortoise Capital Resources Corporation at November 30, 2009 and 2008, the results of its operations, changes in its net assets, its cash flows for each of the three years in the period ended November 30, 2009, and the financial highlights for each of the three years in the period ended November 30, 2009, and for the period from December 8, 2005 (commencement of operations) through November 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 16, 2010

Tortoise Capital Resources Corporation

STATEMENTS OF ASSETS & LIABILITIES

	November 30, 2009	November 30, 2008
Assets
Investments at fair value, control (cost $28,180,070 and $30,418,802, respectively)	$33,458,046	$30,213,280
Investments at fair value, affiliated (cost $52,676,299 and $56,662,500, respectively)	41,658,847	48,016,925
Investments at fair value, non-affiliated (cost $9,568,566 and $49,760,304, respectively)	8,865,047	27,921,025
Total investments (cost $90,424,935 and $136,841,606, respectively)	83,981,940	106,151,230
Income tax receivable	—	212,054
Receivable for Adviser expense reimbursement	49,843	88,925
Interest receivable from control investments	—	76,609
Dividends receivable	87	696
Deferred tax asset, net	5,429,391	5,683,747
Prepaid expenses and other assets	16,792	107,796
Total assets	89,478,053	112,321,057
Liabilities
Base management fees payable to Adviser	299,060	533,552
Accrued expenses and other liabilities	282,408	362,205
Short-term borrowings	4,600,000	22,200,000
Total liabilities	5,181,468	23,095,757
Net assets applicable to common stockholders	$84,296,585	$89,225,300

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding
at November 30, 2009 and November 30, 2008
(5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 9,078,090 shares issued and outstanding at November 30, 2009 and 8,962,147 issued and outstanding at
November 30, 2008 (100,000,000 shares authorized)	9,078	8,962
Additional paid-in capital	101,929,307	106,869,132
Accumulated net investment loss, net of income taxes	(3,304,416)	(2,544,267)
Accumulated realized gain (loss), net of income taxes	(14,041,614)	6,364,262
Net unrealized depreciation of investments, net of income taxes	(1,666,470)	(22,843,489)
Net assets applicable to common stockholders	$84,296,585	$89,225,300

Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$9.29	$9.96

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

SCHEDULE OF INVESTMENTS
November 30, 2009

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (99.5%)(2)	$4,077,499	$8,253,910
	Downstream	Subordinated Debt (9% Due 12/31/09)(2)	8,800,000	8,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	15,158,630	16,256,482
		Incentive Distribution Rights (988)(2)(5)	143,941	147,654
Total Control Investments — 39.7%(3)			28,180,070	33,458,046

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)	20,729,255	24,461,390
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,333,333	9,984,402
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,952,626	1,102,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	138,521	124,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,216,881)(2)(5)	19,522,564	5,987,055
Total Affiliated Investments — 49.4%(3)			52,676,299	41,658,847

Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Unregistered Common Units (1,946,376)(2)(5)(7)	2,895,234	3,297,009
Eagle Rock Energy Partners, L.P.	Midstream/	Unregistered Common Units (54,474)(2)(7)(8)	723,447	253,559
	Upstream
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,447,552	2,039,565
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)	2,003,487	1,776,068
Fidelity Institutional Government	Short-term	Class I Shares	1,498,846	1,498,846
Portfolio	investment
Total Non-affiliated Investments — 10.5%(3)			9,568,566	8,865,047
Total Investments — 99.6%(3)			$90,424,935	$83,981,940

(1)
Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.

(2)
Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $80,443,529, which represents 95.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.

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

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

SCHEDULE OF INVESTMENTS
November 30, 2008

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (99.6%)(2)	$5,000,000	$5,739,087
	Downstream	Subordinated Debt (12% Due 7/1/2016)(2)	7,050,000	7,050,000
		Promissory Notes (9% Due 12/31/08)(2)	1,235,000	1,235,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	16,989,861	15,868,310
		Incentive Distribution Rights (988)(2)(6)	143,941	320,883
Total Control Investments — 33.9%(3)			30,418,802	30,213,280

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	22,930,679	19,550,336
International Resource Partners LP	Coal	Class A Units (500,000)(2)	8,933,333	9,500,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(6)(7)	4,444,986	4,000,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(6)(7)	168,514	500,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,180,946)(2)(6)	20,184,988	14,466,589
Total Affiliated Investments — 53.8%(3)			56,662,500	48,016,925

Non-affiliated Investments
Abraxas Energy Partners, L.P.	Upstream	Common Units (450,181)(2)	6,742,023	4,051,629
Eagle Rock Energy Partners, L.P.	Midstream/	Common Units (659,071)(8)	9,892,328	5,219,842
	Upstream
Eagle Rock Energy Partners, L.P.	Midstream/	Unregistered Common Units (373,224)(2)(8)	5,044,980	2,896,218
	Upstream
Eagle Rock Energy Partners, L.P.	Midstream/	Unregistered Common Units (212,404)(2)(8)(9)	2,920,555	1,548,425
	Upstream
EV Energy Partners, L.P.	Upstream	Common Units (217,391)(8)	7,247,077	2,869,561
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	2,010,355	1,898,080
Legacy Reserves LP	Upstream	Limited Partner Units (264,705)(8)	3,454,771	2,384,992
Penn Virginia Resource Partners, L.P.	Midstream/	Unregistered Common Units (468,001)(2)(8)	10,437,920	6,027,853
	Coal
Penn Virginia GP Holdings, L.P.	Midstream/	Unregistered Common Units (59,503)(2)(8)	1,649,923	664,053
	Coal
First American Government	Short-term	Class Y shares	360,372	360,372
Obligations Fund	investment
Total Non-affiliated Investments — 31.3%(3)			49,760,304	27,921,025
Total Investments — 119.0%(3)			$136,841,606	$106,151,230

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

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

STATEMENT OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	November 30, 2009	November 30, 2008	November 30, 2007
Investment Income
Distributions from investments
Control investments	$2,270,189	$1,576,716	$389,720
Affiliated investments	3,379,159	4,699,082	4,245,481
Non-affiliated investments	2,075,229	3,412,723	1,885,231
Total distributions from investments	7,724,577	9,688,521	6,520,432
Less return of capital on distributions	(6,791,394)	(7,894,819)	(5,031,851)
Net distributions from investments	933,183	1,793,702	1,488,581
Interest income from control investments	807,848	1,103,059	921,978
Dividends from money market mutual funds	1,986	18,205	624,385
Fee income	61,514	—	—
Other income	—	28,987	—
Total Investment Income	1,804,531	2,943,953	3,034,944
Operating Expenses
Base management fees	1,351,593	2,313,731	1,926,059
Capital gain incentive fees (Note 4)	—	(307,611)	307,611
Professional fees	553,856	642,615	727,055
Administrator fees	63,074	107,325	81,002
Directors’ fees	90,257	86,406	84,609
Reports to stockholders	61,130	58,943	53,610
Fund accounting fees	31,968	34,546	32,183
Registration fees	31,306	29,668	40,660
Custodian fees and expenses	16,928	17,426	10,174
Stock transfer agent fees	13,506	13,538	13,600
Other expenses	49,754	47,157	51,784
Total Operating Expenses	2,263,372	3,043,744	3,328,347
Interest expense	627,707	1,650,926	847,421
Loss on redemption of preferred stock	—	—	228,750
Preferred stock distributions	—	—	731,713
Total Interest Expense, Loss on Redemption
of Preferred Stock and Preferred Stock Distributions	627,707	1,650,926	1,807,884
Total Expenses	2,891,079	4,694,670	5,136,231
Less expense reimbursement by Adviser	(225,266)	(385,622)	(94,181)
Net Expenses	2,665,813	4,309,048	5,042,050
Net Investment Loss, before Income Taxes	(861,282)	(1,365,095)	(2,007,106)
Current tax benefit (expense)	—	(6,881)	261,667
Deferred tax benefit	101,133	393,483	179,665
Income tax benefit, net	101,133	386,602	441,332
Net Investment Loss	(760,149)	(978,493)	(1,565,774)

Tortoise Capital Resources Corporation

STATEMENT OF OPERATIONS
(Continued)

	Year Ended	Year Ended	Year Ended
	November 30, 2009	November 30, 2008	November 30, 2007
Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments, before income taxes	$(23,120,748)	$8,716,197	$260,290
Deferred tax benefit (expense)	2,714,872	(2,512,409)	(98,910)
Net realized gain (loss) on investments	(20,405,876)	6,203,788	161,380
Net unrealized appreciation (depreciation) of control investments	5,483,497	(2,976,609)	2,771,088
Net unrealized appreciation (depreciation) of affiliated investments	(2,371,877)	(11,145,652)	2,262,736
Net unrealized appreciation (depreciation) of non-affiliated investments	21,135,760	(27,458,859)	5,528,064
Net unrealized appreciation (depreciation), before income taxes	24,247,380	(41,581,120)	10,561,888
Deferred tax benefit (expense)	(3,070,361)	11,985,592	(4,013,518)
Net unrealized appreciation (depreciation) of investments	21,177,019	(29,595,528)	6,548,370
Net Realized and Unrealized Gain (Loss) on Investments	771,143	(23,391,740)	6,709,750
Net Increase (Decrease) in Net Assets Applicable to
Common Stockholders Resulting from Operations	$10,994	$(24,370,233)	$5,143,976

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders
Resulting from Operations Per Common Share:
Basic and Diluted	$0.00 (1)	$(2.74)	$0.66

Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	8,997,145	8,887,085	7,751,591

(1) Less than $0.01 per share.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	November 30, 2009	November 30, 2008	November 30, 2007
Operations
Net investment loss	$(760,149)	$(978,493)	$(1,565,774)
Net realized gain (loss) on investments	(20,405,876)	6,203,788	161,380
Net unrealized appreciation (depreciation) of investments	21,177,019	(29,595,528)	6,548,370
Net increase (decrease) in net assets
applicable to common stockholders resulting from operations	10,994	(24,370,233)	5,143,976
Distributions to Common Stockholders
Return of capital	(5,582,473)	(9,265,351)	(5,349,244)
Total distributions to common stockholders	(5,582,473)	(9,265,351)	(5,349,244)
Capital Stock Transactions
Proceeds from initial public offering of 5,740,000 common shares	—	—	86,100,000
Proceeds from issuance of 185,000 warrants	—	—	283,050
Proceeds from exercise of 11,350 warrants	—	—	170,250
Proceeds from exercise of 180 warrants	—	2,700	—
Underwriting discounts and offering expenses
associated with the issuance of common stock	—	—	(7,006,341)
Issuance of 115,943, 103,799 and 18,222 common
shares from reinvestment of distributions to stockholders, respectively	642,764	945,218	242,873
Net increase in net assets, applicable to common
stockholders, from capital stock transactions	642,764	947,918	79,789,832
Total increase (decrease) in net assets
applicable to common stockholders	(4,928,715)	(32,687,666)	79,584,564
Net Assets
Beginning of year	89,225,300	121,912,966	42,328,402
End of year	$84,296,585	$89,225,300	$121,912,966

Accumulated net investment loss, net of income taxes,
at the end of year	$(3,304,416)	$(2,544,267)	$(1,565,774)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	November 30, 2009	November 30, 2008	November 30, 2007
Cash Flows From Operating Activities
Distributions received from investments	$7,668,062	$9,688,521	$6,520,432
Interest and dividend income received	885,284	1,106,776	1,535,673
Fee income received	55,000	—	—
Purchases of long-term investments	(6,612,878)	(37,817,772)	(114,999,341)
Proceeds from sales of long-term investments	24,312,558	48,568,485	640,656
Proceeds from (purchases of) short-term investments, net	(1,138,474)	(140,878)	5,211,912
Interest expense paid	(674,245)	(1,736,407)	(665,865)
Distributions to preferred stockholders	—	—	(228,750)
Operating expenses paid	(1,955,510)	(3,001,292)	(2,438,378)
Net cash provided by (used in) operating activities	22,539,797	16,667,433	(104,423,661)
Cash Flows from Financing Activities
Issuance of common stock (including warrant exercises)	—	2,700	86,270,250
Common stock issuance costs	—	—	(6,841,555)
Issuance of preferred stock	—	—	18,216,950
Redemption of preferred stock	—	—	(18,870,000)
Preferred stock issuance costs	—	—	(78,663)
Issuance of warrants	—	—	283,050
Advances from revolving line of credit	900,000	22,750,000	46,450,000
Repayments on revolving line of credit	(18,500,000)	(31,100,000)	(15,900,000)
Distributions paid to common stockholders	(4,939,797)	(8,320,133)	(5,106,371)
Net cash provided by (used in) financing activities	(22,539,797)	(16,667,433)	104,423,661
Net change in cash	—	—	—
Cash — beginning of year	—	—	—
Cash — end of year	$—	$—	$—

Tortoise Capital Resources Corporation

STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended	Year Ended	Year Ended
	November 30, 2009	November 30, 2008	November 30, 2007
Reconciliation of net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by (used in) operating activities
Net increase (decrease) in net assets applicable to common
stockholders resulting from operations	$10,994	$(24,370,233)	$5,143,976
Adjustments to reconcile net increase (decrease) in net assets applicable to common stockholders resulting from operations
to net cash provided by (used in) operating activities:
Purchases of long-term investments	(6,669,391)	(36,592,256)	(116,235,335)
Return of capital on distributions received	6,791,394	7,894,819	5,031,851
Proceeds from sales of long-term investments	24,312,558	48,568,485	640,656
Proceeds from (purchases of) short-term investments, net	(1,138,474)	(140,878)	5,211,912
Accrued capital gain incentive fees payable to Adviser	—	(307,611)	307,611
Deffered income taxes, net	254,356	(9,866,666)	3,932,763
Amortization of issuance costs	—	18,553	9,900
Realized (gain) loss on investments	23,120,748	(8,716,197)	(260,290)
Loss on redemption of preferred stock	—	—	731,713
Net unrealized (appreciation) depreciation of investments	(24,247,380)	41,581,120	(10,561,888)
Changes in operating assets and liabilities:
Increase in income tax receivable	—	—	(218,935)
(Increase decrease in interest, dividend and distribution receivable	77,218	(7,200)	(1,860)
Decrease in income tax receivable	212,054	—	—
(Increase) decrease in prepaid expenses and other assets	91,004	(92,432)	72,074
Increase (decrease) in current tax liability	—	6,881	(86,386)
Increase (decrease) in base management fees payable to
Adviser, net of expense reimbursement	(195,410)	(26,278)	358,140
Increase (decrease) in payable for investments purchased	—	(1,235,994)	1,235,994
Increase (decrease) in accrued expenses and other liabilities	(79,874)	(46,680)	264,443
Total adjustments	22,528,803	41,037,666	(109,567,637)
Net cash provided by (used in) operating activities	$22,539,797	$16,667,433	$(104,423,661)

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders
in additional common shares	$642,764	$945,218	$242,873

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

FINANCIAL HIGHLIGHTS

				Period from
				December 8, 2005(1)
	Year Ended	Year Ended	Year Ended	through
	November 30, 2009	November 30, 2008	November 30, 2007	November 30, 2006
Per Common Share Data(2)
Net Asset Value, beginning of period	$9.96	$13.76	$13.70	$—
Initial offering price				15.00
Underwriting discounts and offering costs on issuance
of common shares	—	—	0.01	(1.22)
Income (loss) from Investment Operations:
Net investment income (loss)(3)	(0.08)	(0.11)	(0.18)	0.21
Net realized and unrealized gain (loss) on investments(3)	0.03	(2.65)	0.90	0.05
Total increase (decrease) from investment operations	(0.05)	(2.76)	0.73	0.26
Less Distributions to Common Stockholders:
Net investment income	—	—	—	(0.21)
Return of capital	(0.62)	(1.04)	(0.67)	(0.13)
Total distributions to common stockholders	(0.62)	(1.04)	(0.67)	(0.34)
Net Asset Value, end of period	$9.29	$9.96	$13.76	$13.70

Per common share market value, end of period	$6.23	$5.21	$11.66	N/A
Total Investment Return, including capital gain incentive
fees, based on net asset value(4)	4.19%	(18.83)%	5.35%	(6.39)%
Total Investment Return, excluding capital gain incentive
fees, based on net asset value(4)	4.19%	(20.93)%	5.57%	(6.39)%
Total Investment Return, based on market value(5)	33.57%	(49.89)%	19.05%	N/A

(1)	Commencement of Operations.
(2)	Information presented relates to a share of common stock outstanding for the entire period.
(3)
The per common share data for the years ended November 30, 2008, November 30, 2007 and the period from December 8, 2005 through November 30, 2006 do not reflect the change in estimate of investment income and return of capital, for the respective period, as described in Note 2D.

(4)
Not annualized for periods less than one year. Total investment return is calculated assuming a purchase of common stock at the initial offering price or net asset value per share as of the beginning of the period, reinvestment of distributions at net asset value, and a sale at net asset value at the end of the period.

(5)
Not annualized for periods less than one year. Total investment return is calculated assuming a purchase of common stock at the initial public offering price, or market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan or market value, as applicable, and a sale at the current market price on the last day of the year (excluding brokerage commissions). Our common shares began trading on the New York Stock Exchange under the symbol “TTO” on February 2, 2007 at a price of $15.00 per share.

Tortoise Capital Resources Corporation

FINANCIAL HIGHLIGHTS
(Continued)

				Period from
				December 8, 2005(1)
	Year Ended	Year Ended	Year Ended	through
	November 30, 2009	November 30, 2008	November 30, 2007	November 30, 2006
Supplemental Data and Ratios
Net assets applicable to common stockholders,
end of period (000’s)	$84,297	$89,225	$121,913	$42,328
Ratio of expenses (including current and deferred
income tax expense (benefit) and capital gain
incentive fees) to average net assets(6)(7)(8)	3.48%	(5.72)%	8.35%	3.64%
Ratio of expenses (excluding current and deferred
income tax expense (benefit)) to average
net assets(6)(8)(9)	3.18%	4.44%	4.69%	2.40%
Ratio of expenses (excluding current and deferred
income tax expense (benefit)) and capital gain
incentive fees) to average net assets(6)(9)(10)	3.18%	4.76%	4.40%	2.40%
Ratio of net investment income (loss) to average net
assets before current and deferred income tax
expense (benefit) and capital gain incentive fees(6)(9)(10)	(1.03)%	(1.73)%	(1.58)%	2.71%
Ratio of net investment income (loss) to average net
assets before current and deferred income tax
expense (benefit)(6)(8)(9)	(1.03)%	(1.41)%	(1.87)%	2.71%
Ratio of net investment income (loss) to average net
assets after current and deferred income tax
expense (benefit) and capital gain incentive fees(6)(7)(8)	(1.33)%	8.76%	(5.52)%	1.47%
Portfolio turnover rate(6)	7.43%	24.55%	0.62%	9.51%
Short-term borrowings, end of period (000’s)	$4,600	$22,200	$30,550	—
Asset coverage, per $1,000 of short-term borrowings(11)	$19,325	$5,019	$4,991	N/A
Asset coverage ratio of short-term borrowings(11)	1933%	502%	499%	N/A

(6)	Annualized for periods less than one full year.
(7)
For the year ended November 30, 2009, the Company accrued $254,356 in deferred income tax expense, net. For the year ended November 30, 2008, the Company accrued $6,881 in current tax expense and $9,866,666 in deferred tax benefit, net. For the year ended November 30, 2007, the Company accrued $261,667 in current income tax benefit and $3,932,763 in deferred income tax expense. For the period from December 8, 2005 through November 30, 2006, the Company accrued $265,899 in current income tax expense and $250,156 in deferred income tax expense.

(8)
For the years ended November 30, 2009 and November 30, 2008, the Company accrued no capital gain incentive fees. For the year ended November 30, 2007, the Company accrued $307,611 as a provision for capital gain incentive fees. For the period from December 8, 2005 through November 30, 2006, the Company accrued no capital gain incentive fees.

(9)	The ratio excludes the impact of current and deferred income taxes.
(10)	The ratio excludes the impact of capital gain incentive fees.
(11)
Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the year divided by short-term borrowings outstanding at the end of the year.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

NOTES TO FINANCIAL STATEMENTS
November 30, 2009

1. Organization

Tortoise Capital Resources Corporation (the “Company”) was organized as a Maryland corporation on September 8, 2005, and is a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. The Company invests primarily in privately held and micro-cap public companies operating in the midstream and downstream segments, and to a lesser extent the upstream and coal/aggregates segments, of the energy infrastructure sector. The Company is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company does not report results of operations internally on an operating segment basis. The Company is externally managed by Tortoise Capital Advisors, L.L.C. (the “Adviser”), an investment adviser specializing in the energy sector. The Company’s shares are listed on the New York Stock Exchange under the symbol “TTO.”

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

Consistent with ASC 820 Fair Value Measurements, the Company determines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Also, in accordance with ASC 820, the Company has determined the principal market, or the market in which the Company exits its private portfolio investments with the greatest volume and level of activity, to be the private secondary market. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value.

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

For equity and equity-related securities that are freely tradable and listed on a securities exchange or over-the-counter market, the Company fair values those securities at their last sale price on that exchange or over-the-counter market on the valuation date. If the security is listed on more than one exchange, the Company will use the price from the exchange that it considers to be the principal exchange on which the security is traded. Securities listed on the NASDAQ will be valued at the NASDAQ Official Closing Price, which may not necessarily represent the last sale price. If there has been no sale on such exchange or over-the-counter market on such day, the security will be valued at the mean between the last bid price and last ask price on such day.

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

The Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments:
  An independent valuation firm engaged by the Board of Directors to provide independent, third-party valuation consulting services performs certain procedures that the Board of Directors has identified and asked it to perform on a selection of private investments as determined by the Board of Directors. For the period ended November 30, 2009, the independent valuation firm performed positive assurance valuation procedures on six portfolio companies comprising approximately 94 percent of the total restricted investments at fair value as of November 30, 2009;

  The preliminary valuations and supporting analyses are initially reviewed by the investment professionals of the Adviser;

  The Investment Committee of the Adviser reviews the preliminary valuations, and considers and assesses, as appropriate, any changes that may be required to the preliminary valuations;

  The Board of Directors assesses the valuations and ultimately determines the fair value of each investment in the Company’s portfolio in good faith.
C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the year ended November 30, 2009, the Company received $61,514 in fee income. For the years ended November 30, 2008 and November 30, 2007, the Company received no fee income.

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

During the year ended November 30, 2009, the Company reallocated the amount of 2008 investment income and return of capital it recognized based on the 2008 tax reporting information received from the individual portfolio companies. This reallocation amounted to a decrease in pre-tax net investment income of approximately $1,415,000 or $0.157 per share ($895,000 or $0.099 per share, net of deferred tax benefit), an increase in unrealized appreciation of approximately $1,580,000 or $0.175 per share ($999,000 or $0.111 per share, net of deferred tax expense) and a decrease in realized gains of approximately $165,000 or $0.018 per share ($104,000 or $0.012 per share, net of deferred tax benefit).

E. Distributions to Stockholders — The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The Company may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2009, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2008, the Company’s distributions, for book purposes, were comprised of 100 percent return of capital, and for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital. For the year ended November 30, 2007, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital.

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

G. Organization Expenses and Offering Costs — The Company was responsible for paying all organization expenses, which were expensed as incurred. Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.

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

I. Recent Accounting Pronouncements

Codification of Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 introduced a new Accounting Standard Codification (“ASC” or “Codification”) which organized current and future accounting standards into a single codified system. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the financial statements by providing references to the ASC topics.

Standard on Subsequent Events
In May 2009, FASB issued ASC 855-10, Subsequent Events. ASC 855-10 provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. ASC 855-10 did not significantly change the accounting requirements for the reporting of subsequent events. ASC 855-10 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material impact on the Company’s financial statements.

Standard on Financial Instruments
In April 2009, FASB issued ASC Topic 825, Financial Instruments. The April 2009 guidance requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. The adoption of this standard did not affect the Company’s financial position or results of operations.

Standard on Fair Value Measurement
In August 2009, FASB issued Accounting Standard Update No. 2009-05 (“ASU 2009-05”), Measuring Liabilities at Fair Value. The August 2009 update provides clarification to ASC 820, Fair Value Measurements and Disclosures, for the valuation techniques required to measure the fair value of liabilities. ASU 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009. The Company does not anticipate that the adoption of this standard will have a material effect on the Company’s financial position and results of operations.

On January 21, 2010, the FASB issued an ASU, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfer and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009 however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. At this time the Company is evaluating the implications of the amendment to ASC 820 and the impact to the financial statements.

3. Concentration of Risk

The Company invests primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream and coal/aggregates segments, of the U.S. energy infrastructure sector. The Company may, for defensive purposes, temporarily invest all or a significant portion of its assets in investment grade securities, short-term debt securities and cash or cash equivalents. To the extent the Company uses this strategy it may not achieve its investment objective.

4. Agreements

For the period from December 1, 2008 through September 14, 2009, the Company had an Investment Advisory Agreement with Tortoise Capital Advisors, L.L.C. Under the terms of the agreement, the Adviser is paid a fee consisting of a base management fee and an incentive fee.

On September 15, 2009, the Company entered into a new Investment Advisory Agreement with the Adviser as a result of a change in control of the Adviser and the previous Investment Advisory Agreement with the Adviser automatically terminated. The terms of the new Investment Advisory Agreement are substantially identical to the terms of the previous Investment Advisory Agreement, except for the effective and termination dates, and simply continue the relationship between the Company and Adviser.

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

On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser reimbursed the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On November 11, 2008, the Company entered into an Expense Reimbursement Agreement with the Adviser, for which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2009 and ending December 31, 2009 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the years ended November 30, 2009, November 30, 2008 and November 30, 2007, the Company reimbursed the Adviser $225,266, $385,622 and $94,181, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the years ended November 30, 2009, November 30, 2008, and November 30, 2007, the Company accrued no investment income fees.

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

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the year ended November 30, 2009, the Company accrued no capital gain incentive fees. For the year ended November 30, 2008, the Company decreased the capital gain incentive fee payable by $307,611 as a result of the decrease in the fair value of investments during the period. For the year ended November 30, 2007, the Company accrued $307,611 in capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid to date.

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

5. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of November 30, 2009 and November 30, 2008 are as follows:

	November 30, 2009	November 30, 2008
Deferred tax assets:
Organization costs	$(24,456)	$(26,160)
Net unrealized loss on investment securities	(2,416,767)	(11,287,920)
Capital loss	(6,084,585)	—
Net operating loss carryforwards	(5,112,040)	(3,319,098)
AMT and State of Kansas credit	(5,039)	—
Valuation allowance	3,038,089	2,814,891
	(10,604,798)	(11,818,287)
Deferred tax liabilities:
Basis reduction of investment in partnerships	5,175,407	6,134,540
Total net deferred tax (asset) liability	$(5,429,391)	$(5,683,747)

At November 30, 2009, the Company has recorded a valuation allowance in the amount of $3,038,089 for a portion of its deferred tax asset which it does not believe will, more likely than not, be realized. The Company estimates, based on existence of sufficient evidence, primarily regarding the amount and timing of distributions to be received from portfolio companies, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.

For the year ended November 30, 2009, the Company re-evaluated its tax filing positions during the year and has determined that there are no unrecognized tax positions and therefore no penalties and interest are accrued. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. The Company does not expect any change to its unrecognized tax positions over the next twelve months subsequent to November 30, 2009. All tax years since inception remain open to examination by federal and state tax authorities.

Total income tax benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

	For the year ended	For the year ended	For the year ended
	November 30, 2009	November 30, 2008	November 30, 2007
Application of statutory income tax rate	$90,219	$(11,638,206)	$2,997,124
State income taxes, net of federal taxes	9,314	(951,595)	354,031
Preferred dividends	—	—	86,925
Loss on redemption of preferred stock	—	—	278,051
Change in prior year tax expense	—	1,842	(45,035)
Change in accrual for state income taxes	(68,375)	(86,717)	—
Change in deferred tax valuation allowance	223,198	2,814,891	—
Total income tax expense (benefit)	$254,356	$(9,859,785)	$3,671,096

The provision for income taxes is computed by applying the federal statutory rate plus a blended state income tax rate. During the year ended November 30, 2009, the Company re-evaluated its overall federal and state income tax rate, increasing it from 36.78 percent to 37.51 percent primarily due to a change in accrual for state income taxes. The increase in tax rate resulted in a $68,375 decrease to deferred tax expense. The components of income tax include the following for the periods presented:

	For the year ended	For the year ended	For the year ended
	November 30, 2009	November 30, 2008	November 30, 2007
Current tax expense (benefit)
Federal	$—	$6,361	$(240,141)
State	—	520	(21,526)
Total current expense (benefit)	—	6,881	(261,667)

Deferred tax expense (benefit)
Federal	230,554	(9,120,898)	3,557,206
State	23,802	(745,768)	375,557
Total deferred expense (benefit)	254,356	(9,866,666)	3,932,763
Total tax expense (benefit)	$254,356	$(9,859,785)	$3,671,096

The deferred income tax expense (benefit) for the years ended November 30, 2009 and November 30, 2008 includes the impact of the change in valuation allowance for such respective periods.

As of November 30, 2009, the Company had a net operating loss for federal income tax purposes of approximately $14,025,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,911,000, $3,369,000 and $6,745,000 in the years 2027, 2028 and 2029, respectively. As of November 30, 2009, the Company had a capital loss carryforward of approximately $16,000,000 which may be carried forward for 5 years. If not utilized, this capital loss will expire in the year ending November 30, 2014. The capital loss for the year ended November 30, 2009 has been estimated based on information currently available. Such estimate is subject to revision upon receipt of 2009 tax reporting information from the individual MLPs. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2008, an alternative minimum tax credit of $3,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	November 30, 2009	November 30, 2008
Aggregate cost for federal income tax purposes	$76,627,528	$120,148,896
Gross unrealized appreciation	15,304,091	4,302,974
Gross unrealized depreciation	(7,949,679)	(18,300,640)
Net unrealized appreciation (depreciation)	$7,354,412	$(13,997,666)

6. Fair Value of Financial Instruments

Various inputs are used in determining the fair value of the Company’s investments. These inputs are summarized in the three broad levels listed below:
  Level 1 — quoted prices in active markets for identical investments

  Level 2 — other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

  Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
Valuation Techniques
In general, and where applicable, the Company uses readily available market quotations based upon the last updated sales price from the principal market to determine fair value. This pricing methodology applies to the Company’s Level 1 investments.

An equity security of a publicly traded company acquired in a private placement transaction without registration under the Securities Act of 1933, as amended (the “1933 Act”), is subject to restrictions on resale that can affect the security’s fair value. If such a security is convertible into publicly-traded common shares, the security generally will be valued at the common share market price adjusted by a percentage discount due to the restrictions. This pricing methodology applies to the Company’s Level 2 investments.

For private company investments, value is often realized through a liquidity event of the entire company. Therefore, the value of the company as a whole (enterprise value) at the reporting date often provides the best evidence of the value of the investment and is the initial step for valuing the Company’s privately issued securities. For any one company, enterprise value may best be expressed as a range of fair values, from which a single estimate of fair value will be derived. In determining the enterprise value of a portfolio company, the Company prepares an analysis consisting of traditional valuation methodologies including market and income approaches. The Company considers some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to derive its estimate of enterprise value. This pricing methodology applies to the Company’s Level 3 investments.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of November 30, 2009. These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	November 30, 2009	(Level 1)	(Level 2)	(Level 3)
Equity Investments	$73,683,094	$2,039,565	$3,297,009	$68,346,520
Debt Investments	8,800,000	—	—	8,800,000
Short-Term Investments	1,498,846	1,498,846	—	—
Total Investments	$83,981,940	$3,538,411	$3,297,009	$77,146,520

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3) for Investments
Year Ended November 30, 2009
Fair value beginning balance	$85,728,339
Total realized and unrealized gains (losses) included in net increase
in net assets applicable to common stockholders	2,575,505
Net purchases, sales, issuances and settlements	(4,423,273)
Return of capital adjustments impacting cost basis of security	(6,734,051)
Transfers into (out of) Level 3	—
Fair value ending balance	$77,146,520

The amount of total gains (losses) for the period included in net increase in net assets applicable to common stockholders
attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$4,087,478

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	November 30, 2008	(Level 1)	(Level 2)	(Level 3)
Investments	$106,151,230	$10,834,767	$9,588,124	$85,728,339

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3) for Investments
Year Ended November 30, 2008
Fair value beginning balance	$131,513,004
Total unrealized gains (losses) included in net increase (decrease)
in net assets applicable to common stockholders	(9,006,873)
Net purchases, issuances and settlements	(30,878,067)
Return of capital adjustments impacting cost basis of security	(5,899,725)
Transfers in (out) of Level 3	—
Fair value ending balance	$85,728,339

The amount of total gains or losses for the period included in net increase (decrease) in net assets applicable to common stockholders attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date	(17,592,003)

7. Restricted Securities

Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The following tables show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of November 30, 2009 and November 30, 2008.

November 30, 2009		Equity				Fair
		Interest, Units			Fair	Value as
		or Principal	Acquisition	Acquisition	Value Per	Percent of
Investment Security		Amount	Date(s)	Cost	Unit	Net Assets
Abraxas Petroleum Corporation	Unregistered Common Units	1,946,376	10/5/09	$2,895,234	$1.69	3.9%
Eagle Rock Energy Partners, L.P.(1)	Unregistered Common Units	54,474	10/1/08	749,018	4.65	0.3
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-11/15/08	24,828,836	23.46	29.0
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-5/1/07	2,015,969	N/A	2.1
International Resource Partners LP	Class A Units	500,000	6/12/07	10,000,000	19.97	11.8
LONESTAR Midstream Partners, LP(2)	Class A Units	1,327,900	7/27/07- 4/2/08	2,952,626	0.83	1.3
LSMP GP, LP(2)	GP LP Units	180	7/27/07- 4/2/08	138,521	688.89	0.2
Mowood, LLC	Equity Interest	99.5%	6/5/06-8/4/08	5,000,000	N/A	9.8
	Subordinated Debt	$8,800,000	6/5/06-12/8/08	8,800,000	N/A	10.4
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06-11/1/07	22,200,001	4.92	7.1
VantaCore Partners LP	Common Units	933,430	5/21/07-8/4/08	18,270,449	17.42	19.3
	Incentive Distribution Rights	988	5/21/07-8/4/08	143,936	149.45	0.2
				$97,994,590		95.4%

(1)
Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9—Investment Transactions for additional information.

(2)	See Note 9—Investment Transactions for additional information.

November 30, 2008		Equity				Fair
		Interest, Units			Fair	Value as
		or Principal	Acquisition	Acquisition	Value Per	Percent of
Investment Security		Amount	Date(s)	Cost	Unit	Net Assets
Abraxas Energy Partners, L.P.	Common Units	450,181	5/25/07	$7,500,015	$9.00	4.5%
Eagle Rock Energy Partners, L.P.	Unregistered Common Units	373,224	10/1/08	5,044,980	7.76	3.3
Eagle Rock Energy Partners, L.P.(1)	Unregistered Common Units	212,404	10/1/08	2,920,555	7.29	1.7
High Sierra Energy, LP(2)	Common Units	1,042,685	11/2/06-11/15/08	24,828,836	18.75	21.9
High Sierra Energy GP, LLC(2)	Equity Interest	2.37%	11/2/06-5/1/07	2,015,969	N/A	2.1
International Resource Partners LP	Class A Units	500,000	6/12/07	10,000,000	19.00	10.6
LONESTAR Midstream Partners, LP(3)	Class A Units	1,327,900	7/27/07- 4/2/08	4,444,986	3.01	4.5
LSMP GP, LP(3)	GP LP Units	180	7/27/07- 4/2/08	168,514	2,777.78	0.6
Mowood, LLC	Equity Interest	99.6%	6/5/06-8/4/08	5,000,000	N/A	6.4
	Subordinated Debt	$7,050,000	6/5/06-6/29/07	7,050,000	N/A	7.9
	Promissory Notes	$1,235,000	9/26/08-11/26/08	1,235,000	N/A	1.4
Penn Virginia Resource Partners, L.P.	Unregistered Common Units	468,001	7/24/08	10,786,113	12.88	6.8
Penn Virginia GP Holdings, L.P.	Unregistered Common Units	59,503	7/24/08	1,680,746	11.16	0.7
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06-11/1/07	22,200,001	12.25	16.2
VantaCore Partners LP	Common Units	933,430	5/21/07-8/4/08	18,270,449	17.00	17.8
	Incentive Distribution Rights	988	5/21/07-8/4/08	143,936	324.78	0.4
				$123,290,100		106.8%

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

8. Investments in Affiliates and Control Entities

Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2009 amounted to $75,116,893, representing 89.1 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2008 amounted to $78,230,205, representing 87.7 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at November 30, 2009 or during the year then ended and at November 30, 2008 or during the year then ended is as follows:

November 30, 2009	Units/Equity				Gross	Units/Equity
	Interest/Principal				Distributions	Interest/Principal
	Balance	Gross	Gross	Realized	or Interest	Balance	Fair Value
	11/30/08	Additions	(Reductions)	Gain/(Loss)	Received	11/30/09	11/30/09
High Sierra Energy, LP	1,042,685	$—	$—	$—	$2,579,159	1,042,685	$24,461,390
International Resource Partners LP	500,000	—	—	—	800,000	500,000	9,984,402
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(1,128,428)	(363,932)	—	1,327,900	1,102,000
LSMP GP, LP(1)(2)	180	—	(55,353)	25,360	—	180	124,000
Mowood, LLC Subordinated Debt	$7,050,000	1,750,000	—	—	807,848	$8,800,000	8,800,000
Mowood, LLC Promissory Notes	$1,235,000	—	(1,235,000)	—	—	—	—
Mowood, LLC Equity Interest	99.6%	—	—	—	450,000	99.5%	8,253,910
Quest Midstream Partners, L.P.(2)	1,180,946	—	—	—	—	1,216,881	5,987,055
VantaCore Partners LP
Common Units	933,430	—	—	—	1,820,189	933,430	16,256,482
VantaCore Partners LP
Incentive Distribution Rights(2)	988	—	—	—	—	988	147,654
		$1,750,000	$(2,418,781)	$(338,572)	$6,457,196		$75,116,893

(1)	See Note 9—Investment Transactions for additional information.
(2)	Currently non-income producing. Additional units held at 11/30/09 resulted from paid-in-kind distribution to private investors in October 2009.

November 30, 2008	Units/Equity				Gross	Units/Equity
	Interest/Principal				Distributions	Interest/Principal
	Balance	Gross	Gross	Realized	or Interest	Balance	Fair Value
	11/30/07	Additions	(Reductions)	Gain/(Loss)	Received	11/30/08	11/30/08
High Sierra Energy, LP(1)	999,614	$—	$—	$—	$1,219,529	1,042,685	$19,550,336
International Resource Partners LP	500,000	—	—	—	800,000	500,000	9,500,000
LONESTAR Midstream Partners, LP(2)	1,184,532	1,477,140	(21,531,919)	1,104,244	—	1,327,900	4,000,000
LSMP GP, LP(2)	180	22,860	(1,411,450)	1,007,962	—	180	500,000
Millennium Midstream Partners, LP
Class A Common Units	875,000	—	(21,652,616)	6,491,491	1,207,500	—	—
Millennium Midstream Partners, LP
Incentive Distribution Rights	78	—	—	—	—	—	—
Mowood, LLC Subordinated Debt	$7,050,000	—	—	—	796,141	$7,050,000	7,050,000
Mowood, LLC Promissory Notes	—	1,235,000	—	—	—	$1,235,000	1,235,000
Mowood, LLC Equity Interest	100%	3,500,000	—	—	472,501	99.6%	5,739,087
Quest Midstream Partners, L.P.(3)	1,180,946	—	—	—	1,472,053	1,180,946	14,466,589
VantaCore Partners LP
Subordinated Debt	$3,750,000	—	(3,862,500)	112,500	306,918	—	—
VantaCore Partners LP
Common Units	425,000	9,822,845	—	—	1,104,215	933,430	15,868,310
VantaCore Partners LP
Incentive Distribution Rights	789	91,540	—	—	—	988	320,883
		$16,149,385	$(48,458,485)	$8,716,197	$7,378,857		$78,230,205

(1)	Distributions have been paid in cash historically; however, distributions were paid in additional High Sierra Energy, LP common units during the quarters ended August 31, 2008 and November 30, 2008.
(2)	See Note 9—Investment Transactions for additional information.
(3)
Currently non-income producing. The Board of Directors of Quest Midstream GP, LLC determined that no distribution would be paid on the units of Quest Midstream Partners, LP during the quarter ended November 30, 2008.

9. Investment Transactions

For the year ended November 30, 2009, the Company purchased (at cost) securities in the amount of $6,669,391 and sold securities (at proceeds) in the amount of $24,312,558 (excluding short-term debt securities). For the year ended November 30, 2008, the Company purchased (at cost) securities in the amount of $36,592,256 and sold securities (at proceeds) in the amount of $48,568,485 (excluding short-term debt securities). For the year ended November 30, 2007, the Company purchased (at cost) securities in the amount of $116,235,335 and sold securities (at proceeds) in the amount of $640,656 (excluding short-term debt securities).

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

The Company anticipates receiving a cash distribution from LONESTAR of approximately $804,000 payable on December 31, 2009. There are also two future contingent payments due LONESTAR which are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved. If received, the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The fair value of the LONESTAR and LSMP GP, LP units as of November 30, 2009 is based on unobservable inputs related to the potential receipt of these future payments relative to the sales transaction.

On October 1, 2008, Millennium sold its partnership interests to Eagle Rock Energy Partners, L.P. (EROC) for approximately $181,000,000 in cash and approximately four million EROC unregistered common units. In exchange for its Millennium partnership interests, the Company received $13,687,081 in cash and 373,224 EROC unregistered common units with an aggregate basis of $5,044,980 for a total implied value at closing of approximately $18,732,061. In addition, approximately 212,404 units with an aggregate cost basis of 2,920,555 were placed in escrow for 18 months from the date of the transaction. This includes a reserve the Company placed against the units held in the escrow for estimated post-closing adjustments. The Company originally invested $17,500,000 in Millennium (including common units and incentive distribution rights), and had an adjusted cost basis at closing of $15,161,125 (after reducing its basis for cash distributions received since investment that were treated as return of capital). At the transaction closing, the Company recorded a realized gain for book purposes of $6,491,491, including a reserve the Company placed against the restricted cash and units held in the escrow for estimated post-closing adjustments. Subsequent to November 30, 2008, the Company increased the reserve against the units held in escrow for additional post-closing adjustments, resulting in a realized loss for the year ended November 30, 2009 of $544,764. The Company also recorded an additional $277,724 in realized loss related to the reclassification of investment income and return of capital recognized based on the 2008 tax reporting information received from Millennium (see Note 2D—Security Transactions and Investment Income for additional information). For purposes of the capital gain incentive fee, the realized gain totals approximately $3,607,852, which excludes that portion of the fee that would be due as a result of cash distributions which were characterized as return of capital. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid to date.

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

Under the terms of the amended credit facility, the Company must maintain asset coverage required under the 1940 Act. If the Company fails to maintain the required coverage, it may be required to repay a portion of an outstanding balance until the coverage requirement has been met. As of November 30, 2009, the Company was in compliance with the terms of the amended credit facility.

For the year ended November 30, 2009, the average principal balance and interest rate for the period during which the credit facility was utilized were $14,430,411 and 4.56 percent, respectively. As of November 30, 2009, the principal balance outstanding was $4,600,000 at a rate of 5.50 percent.

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

12. Common Stock

The Company has 100,000,000 shares authorized and 9,078,090 shares outstanding at November 30, 2009.

Shares at November 30, 2006	3,088,596
Shares sold through initial public offering	5,740,000
Shares issued through reinvestment of distributions	18,222
Shares issued upon exercise of warrants	11,350
Shares at November 30, 2007	8,858,168
Shares issued through reinvestment of distributions	103,799
Shares issued upon exercise of warrants	180
Shares at November 30, 2008	8,962,147
Shares issued through reinvestment of distributions	115,943
Shares at November 30, 2009	9,078,090

13. Warrants

At November 30, 2009, the Company had 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

Warrants outstanding at November 30, 2006	772,124
Warrants issued in December 2006	185,000
Warrants exercised	(11,350)
Warrants outstanding at November 30, 2007	945,774
Warrants exercised	(180)
Warrants outstanding at November 30, 2009 and November 30, 2008	945,594

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	November 30, 2009	November 30, 2008	November 30, 2007
Net increase (decrease) in net assets applicable to
common stockholders resulting from operations	$10,994	$(24,370,233)	$5,143,976
Basic weighted average shares	8,997,145	8,887,085	7,751,591
Average warrants outstanding(1)	—	—	—
Diluted weighted average shares	8,997,145	8,887,085	7,751,591
Basic and diluted net increase (decrease) in net assets
applicable to common stockholders resulting from operations per common share	$0.00 (2)	$(2.74)	$0.66

(1)
Warrants to purchase shares of common stock at $15.00 per share were outstanding during the years ended November 30, 2009, 2008 and 2007, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares, and therefore, the effect would be anti-dilutive.

(2)	Less than $0.01 per share.

15. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	February 29,	May 31,	August 31,	November 30,	February 28,	May 31,	August 31,	November 30,
	2008	2008	2008	2008	2009	2009	2009	2009
Investment income	$1,105,680	$746,130	$446,736	$645,407	$1,083,846	$(765,793)	$777,486	$708,992
Base management fees	585,253	589,996	604,930	533,552	392,769	338,186	321,578	299,060
Capital gain incentive fees(1)	(279,665)	1,367,168	(340,369)	(1,054,745)	—	—	—	—
All other expenses	748,185	698,109	649,027	593,229	388,698	492,855	401,588	256,345
Expense reimbursement
by Adviser	(91,647)	(104,228)	(100,821)	(88,926)	(65,461)	(56,365)	(53,596)	(49,844)
Net expenses	$962,126	$2,551,045	$812,767	$(16,890)	$716,006	$774,676	$669,570	$505,561
Current and deferred
tax benefit (expense), net	1,255,578	(3,663,237)	218,497	12,055,828	3,594,121	(4,034,512)	(175,449)	361,484
Net realized gain (loss)
on investments before
income taxes	—	—	2,224,706	6,491,491	(499,818)	(7,335,157)	(10,756,469)	(4,529,304)
Unrealized gain (loss)
on investments before
income taxes	(3,447,707)	11,445,014	(2,433,668)	(47,144,759)	(12,934,058)	16,382,855	10,726,495	10,072,088
Increase (decrease) in
net assets resulting
from operations	$(2,048,575)	$5,976,862	$(356,496)	$(27,942,024)	$(9,471,915)	$3,472,717	$(97,507)	$6,107,699
Basic per share increase
(decrease) in net assets
resulting from operations	$(0.23)	$0.67	$(0.04)	$(3.14)	$(1.06)	$0.39	$(0.01)	$0.68

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

16. Subsequent Events

The Company has performed an evaluation of subsequent events through February 16, 2010, which is the date the financial statements were issued.

On February 9, 2010, Mowood, LLC closed the sale of its wholly owned subsidiary, Timberline Energy, LLC, to Landfill Energy Systems, LLC. In connection with the transaction, the Company entered into a guarantee agreement with the purchaser to unconditionally guarantee the sellers performance under the sale agreement, including certain related seller obligations in the Purchase Agreement. The Company received a partial distribution of proceeds in the amount of $3.8 million, which was used to fully payoff its credit facility on February 10, 2010, and expects to receive an additional $5.2 million from the initial proceeds. Over the next two years, the Company could receive additional proceeds of up to $2.4 million, based on contingent and escrow terms.

On December 31, 2009, the Company received its expected cash distribution from LONESTAR of approximately $804,000.

COMPANY OFFICERS AND DIRECTORS (Unaudited)

November 30, 2009

				Other Board
	Position(s) Held		Number of Portfolios	Positions
	With Company, Term of Office		in Fund Complex	Held by
Name and Age*	and Length of Time Served	Principal Occupation During Past Five Years	Overseen by Director(1)	Director
Independent Directors

Conrad S. Ciccotello, (Born 1960)	Director since 2005	Tenured Associate Professor of Risk Management and Insurance, Robinson College of Business, Georgia State University (faculty member since 1999); Director of Graduate Personal Financial Planning Programs; formerly, Editor, “Financial Services Review,” (2001-2007) (an academic journal dedicated to the study of individual financial management); formerly, faculty member, Pennsylvania State University (1997-1999). Published several academic and professional journal articles about energy infrastructure and oil and gas MLPs.	6	None
John R. Graham, (Born 1945)	Director since 2005	Executive-in-Residence and Professor of Finance (Part-time), College of Business Administration, Kansas State University (has served as a professor or adjunct professor since 1970); Chairman of the Board, President and CEO, Graham Capital Management, Inc. (primarily a real estate development, investment and venture capital company) and Owner of Graham Ventures (a business services and venture capital firm); Part-time Vice President Investments, FB Capital Management, Inc. (a registered investment adviser), since 2007. Formerly, CEO, Kansas Farm Bureau Financial Services, including seven affiliated insurance or financial service companies (1979-2000).	6	Kansas State Bank
Charles E. Heath, (Born 1942)	Director since 2005	Retired in 1999. Formerly, Chief Investment Officer, GE Capital’s Employers Reinsurance Corporation (1989-1999); Chartered Financial Analyst (“CFA”) designation since 1974.	6	None
(1)
This number includes Tortoise North American Energy Corporation (“TYN”), Tortoise Energy Infrastructure Corporation (“TYG”), Tortoise Energy Capital Corporation (“TYY”), Tortoise Power and Energy Infrastructure Fund, Inc. (“TPZ”), one private investment company and the Company. Our Adviser also serves as the investment adviser to TYN, TYG, TYY, TPZ and the private investment company.

*	The address of each director and officer is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

COMPANY OFFICERS AND DIRECTORS (Unaudited)

November 30, 2009 (Continued)

Other Board
	Position(s) Held		Number of Portfolios	Positions
	With Company, Term of Office		in Fund Complex	Held by
Name and Age*	and Length of Time Served	Principal Occupation During Past Five Years	Overseen by Director(1)	Director
Interested Directors and Officers(2)

H. Kevin Birzer (Born 1959)	Director and Chairman of the Board since 2005	Managing Director of our Adviser since 2002; Partner, Fountain Capital Management (1990-2009); Vice President, Corporate Finance Department, Drexel Burnham Lambert (1986-1989); formerly, Vice President, F. Martin Koenig & Co., an investment management firm (1983-1986); Director and Chairman of the Board of each of TYN, TYG, TYY, TPZ and the private investment company since its inception; CFA designation since 1988.	6	None
Terry Matlack (Born 1956)	Chief Financial Officer since 2005; Director from 2005 to September 2009; Assistant Treasurer from 2005 to April 2008	Managing Director of our Adviser since 2002; Full-time Managing Director, Kansas City Equity Partners, L.C. (“KCEP”) (2001-2002); formerly, President, GreenStreet Capital, a private investment firm (1998-2001); Chief Financial Officer of each of TYG, TYY, TYN, TPZ and the private investment company since its inception. Director of each of TYG, TYY, TYN, TPZ and the private investment company from its inception to September 2009. CFA designation since 1985.	N/A	None
David J. Schulte (Born 1961)	Chief Executive Officer since 2005; President 2005-April 2007	Managing Director of our Adviser since 2002; Full-time Managing Director, KCEP (1993-2002); President and Chief Executive Officer of TYG since 2003, TYY since 2005 and of TPZ since 2007; Chief Executive Officer of TYN since 2005 and President of TYN from 2005 to September 2008; President of the private investment company since 2007 and Chief Executive Officer from 2007 to December 2008; CFA designation since 1992.	N/A	None
Zachary A. Hamel (Born 1965)	Senior Vice President since 2005; Secretary from 2005 to April 2007	Managing Director of our Adviser since 2002; Partner, Fountain Capital Management (1997-present); Senior Vice President of TYY since 2005 and of TYG, TYN, TPZ and the private investment company since 2007; Secretary of each of the Company, TYY, TYN and TYG from their inception to April 2007; CFA designation since 1998.	N/A	None
Kenneth P. Malvey (Born 1965)	Senior Vice President and Treasurer since 2005	Managing Director of our Adviser since 2002; Partner, Fountain Capital Management (2002-present); formerly Investment Risk Manager and member of Global Office of Investments, GE Capital’s Employers Reinsurance Corporation (1996-2002); Treasurer of TYG, TYY and TYN since November 2005 and of TPZ and the private investment company since 2007; Senior Vice President of TYY since 2005, and of TYG, TYN, TPZ and the private investment company since 2007; Assistant Treasurer of TYG, TYY and TYN from their inception to November 2005; Chief Executive Officer of the private investment company since December 2008; CFA designation since 1996.	N/A	None
Edward Russell (Born 1964)	President since April 2007	Senior Investment Professional of the Adviser since 2006; formerly with Stifel, Nicolaus & Company, Incorporated, heading the Energy and Power group as a Managing Director (2003-2006) responsible for all of the energy and power transactions, including all of the debt and equity transactions for the three closed-end publicly traded funds managed by the Adviser starting with the first public equity offering in February of 2004 and serving as Vice President-Investment Banking (1999-2003)	N/A	None
(1)	This number includes TYN, TYG, TYY, TPZ, one private investment company and the Company. Our Adviser also serves as the investment adviser to TYN, TYG, TYY, TPZ and the private investment company.
(2)	As a result of their respective positions held with the Adviser or its affiliates, these individuals are considered “interested persons” within the meaning of the 1940 Act.
*	The address of each director and officer is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation

The Company does not compensate any of its directors who are interested persons or any of its officers. For the year ended November 30, 2009, the aggregate compensation paid by the Company to the independent directors was $93,000. The Company did not pay any special compensation to any of its directors or officers.

Forward-Looking Statements

This report contains “forward-looking statements”. By their nature, all forward-looking statements involve risk and uncertainties, and actual results could differ materially from those contemplated by the forward-looking statements.

Certifications

The Company’s Chief Executive Officer submitted to the New York Stock Exchange in 2009 the annual CEO certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.

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

The Company will use primarily newly-issued shares of the Company’s common stock to implement the Plan, whether its shares are trading at a premium or discount to net asset value (“NAV”). However, the Company reserves the right to instruct the Agent to purchase shares in the open market in connection with the Company’s obligations under the Plan. The number of newly issued shares will be determined by dividing the total dollar amount of the distribution payable to the participant by the closing price per share of the Company’s common stock on the distribution payment date, or the average of the reported bid and asked prices if no sale is reported for that day. If distributions are reinvested in shares purchased on the open market, then the number of shares received by a stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by the weighted average price per share (including brokerage commissions and other related costs) for all shares purchased by the Agent on the open-market in connection with such distribution. Such open-market purchases will be made by the Agent as soon as practicable, but in no event more than 30 days after the distribution payment date.

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

Additional information about the Plan may be obtained by writing to Computershare Trust Company, N.A., P.O. Box 43078, Providence, Rhode Island 02940-3078, by contacting them by phone at (888) 728-8784, or by visiting their Web site at www.computershare.com.

Board Approval of the Investment Advisory Agreement

On June 2, 2009, the Board of Directors approved a new Investment Advisory Agreement (the “New Investment Advisory Agreement”) with the Adviser in connection with the proposed transaction (the “Proposed Transaction”) with Mariner Holdings, LLC (“Mariner”), which upon closing resulted in a change in control of the Adviser. Prior to the Board of Directors’ approval of the New Investment Advisory Agreement, the independent directors of the Company (“Independent Directors”), with the assistance of counsel independent of the Adviser (hereinafter “independent legal counsel”), requested and evaluated extensive materials about the Proposed Transaction and Mariner from the Adviser and Mariner, which also included information from independent, third-party sources, regarding the factors considered in their evaluation.

The Independent Directors first learned of the potential Proposed Transaction in January 2009. Prior to conducting due diligence of the Proposed Transaction and of Mariner, each Independent Director had a personal meeting with key officials of Mariner. In February 2009, the Independent Directors consulted with independent legal counsel regarding the role of the Independent Directors in the Proposed Transaction. Also in February 2009, the Independent Directors, in conjunction with independent legal counsel, prepared and submitted their own due diligence request list to Mariner, so that the Independent Directors could better understand the effect the change of control would have on the Adviser. In March 2009, the Independent Directors, in conjunction with independent legal counsel, reviewed the written materials provided by Mariner. In April and May 2009, the Independent Directors asked for supplemental written due diligence information and were given such follow-up information about Mariner and the Proposed Transaction.

In May 2009, the Independent Directors interviewed key Mariner personnel and asked follow-up questions after having completed a review of all documents provided in response to formal due diligence requests. In particular, the follow-up questions focused on (i) the expected continuity of management and employees at the Adviser, (ii) compliance and regulatory experience of the Adviser, (iii) plans to maintain the Adviser’s compliance and regulatory personnel and (iv) benefit and incentive plans used to maintain the Adviser’s current personnel. On May 22, 2009, the Independent Directors and Mariner officials jointly attended the annual meetings of the Companies and at such time met to discuss the Proposed Transaction. The Independent Directors also met face-to-face with the Mariner officials in May in the interest of better getting to know key personnel at Mariner. The Independent Directors also discussed the Proposed Transaction and the findings of the Mariner diligence investigation with independent legal counsel in private sessions.

In approving the New Investment Advisory Agreement, the Independent Directors of the Company requested and received extensive data and information from the Adviser concerning the Company and the services provided to it by the Adviser under the current investment advisory agreement. In addition, the Independent Directors had approved the continuance of the current investment advisory agreement, the terms of which are substantially identical to those of the New Investment Advisory Agreement, in November 2008. The extensive data and information reviewed, in conjunction with the results of the diligence investigation of the Proposed Transaction and Mariner, form the basis of the conclusions reached below.

Factors Considered

The Independent Directors considered and evaluated all the information provided by the Adviser. The Independent Directors did not identify any single factor as being all-important or controlling, and each Director may have attributed different levels of importance to different factors. In deciding to approve the New Investment Advisory Agreement, the Independent Directors’ decision was based on the following factors and what, if any, impact the Proposed Transaction would have on such factors.

Nature, Extent and Quality of Services Provided. The Independent Directors considered information regarding the history, qualification and background of the Adviser and the individuals responsible for the Adviser’s investment program, the adequacy of the number of the Adviser personnel and other Adviser resources and plans for growth, use of affiliates of the Adviser, and the particular expertise with respect to energy infrastructure companies, MLP markets and financing (including private financing). The Independent Directors concluded that the unique nature of the Company and the specialized expertise of the Adviser in the niche market of MLPs made it uniquely qualified to serve as the adviser. Further, the Independent Directors recognized that the Adviser’s commitment to a long-term investment horizon correlated well to the investment strategy of the Company.

Investment Performance of the Company and the Adviser, Costs of the Services To Be Provided and Profits To Be Realized by the Adviser and its Affiliates from the Relationship, and Fee Comparisons. The Independent Directors reviewed and evaluated information regarding the Company’s performance (including quarterly, last twelve months, and from inception included in information provided in connection with their November 2008 approval, as well as supplemental information covering the period from November 30, 2008 through April 30, 2009 and since inception) and the performance of the other Adviser accounts (including other investment companies), and information regarding the nature of the markets during the performance period, with a particular focus on the MLP sector. The Independent Directors also considered the Company’s performance as compared to comparable closed-end funds for the relevant periods.

The Adviser provided detailed information concerning its cost of providing services to the Company, its profitability in managing the Company, its overall profitability, and its financial condition. The Independent Directors reviewed with the Adviser the methodology used to prepare this financial information. This financial information regarding the Adviser is considered in order to evaluate the Adviser’s financial condition, its ability to continue to provide services under the New Investment Advisory Agreement, and the reasonableness of the current management fee, and was, to the extent possible, evaluated in comparison to other closed-end funds with similar investment objectives and strategies.

The Independent Directors considered and evaluated information regarding fees charged to, and services provided to, other investment companies advised by the Adviser (including the impact of any fee waiver or reimbursement arrangements and any expense reimbursement arrangements), fees charged to separate institutional accounts by the Adviser, and comparisons of fees of closed-end funds with similar investment objectives and strategies, including other MLP investment companies, to the Company. The Independent Directors concluded that the fees and expenses that the Company will pay under the New Investment Advisory Agreement are reasonable given the quality of services to be provided under the New Investment Advisory Agreement and that such fees and expenses are comparable to, and in many cases lower than, the fees charged by advisers to comparable funds.

Economies of Scale. The Independent Directors considered information from the Adviser concerning whether economies of scale would be realized as the Company grows, and whether fee levels reflect any economies of scale for the benefit of the Company’s stockholders. The Independent Directors concluded that economies of scale are difficult to measure and predict overall. Accordingly, the Independent Directors reviewed other information, such as year-over-year profitability of the Adviser generally, the profitability of its management of the Company specifically, and the fees of competitive funds not managed by the Adviser over a range of asset sizes. The Independent Directors concluded the Adviser is appropriately sharing any economies of scale through its competitive fee structure and through reinvestment in its business to provide stockholders additional content and services.

Collateral Benefits Derived by the Adviser. The Independent Directors reviewed information from the Adviser concerning collateral benefits it receives as a result of its relationship with the Company. They concluded that the Adviser generally does not use the Company’s or stockholder information to generate profits in other lines of business, and therefore does not derive any significant collateral benefits from them.

The Independent Directors did not, with respect to their deliberations concerning their approval of the New Investment Advisory Agreement, consider the benefits the Adviser may derive from relationships the Adviser may have with brokers through soft dollar arrangements because the Adviser does not employ any such arrangements in rendering its advisory services to the Company. Although the Adviser may receive research from brokers with whom it places trades on behalf of clients, the Adviser does not have soft dollar arrangements or understandings with such brokers regarding receipt of research in return for commissions.

Conclusions of the Independent Directors

As a result of this process, the Independent Directors, assisted by the advice of legal counsel that is independent of the Adviser, taking into account all of the factors discussed above and the information provided by the Adviser, unanimously concluded that the New Investment Advisory Agreement between the Company and the Adviser is fair and reasonable in light of the services provided and should be approved.

Board Approval of the Administration Agreement

The administration agreement was originally approved by the Company’s Board of Directors on November 13, 2006. The administration agreement provides that unless terminated earlier the agreement will continue in effect until December 31, 2007, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the Company’s directors who are not parties to the administration agreement or “interested persons” (as defined in the Investment Company Act of 1940) of any such party. The Company’s Board of Directors, including all of the independent Directors, most recently reviewed and approved the continuation of the administration agreement on November 9, 2009.

Board Approval of the Sub-Advisory Agreement

Our Board of Directors, including a majority of the independent Directors, most recently reviewed and approved the renewal of the sub-advisory agreement on June 2, 2009.

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

February 16, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities indicated on February 16, 2010.

Signature	Capacity

/s/Terry C. Matlack	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/David J. Schulte	Chief Executive Officer
(Principal Executive Officer)

/s/Conrad S. Ciccotello	Director

/s/John R. Graham	Director

/s/Charles E. Heath	Director

/s/H. Kevin Birzer	Director