Form 10-Q
period 2010-02-28
TORTOISE CAPITAL RESOURCES CORP
filed 2010-04-08
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
______________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of March 31, 2010 was 9,099,037.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	February 28, 2010	November 30, 2009
	(Unaudited)
Assets
Investments at fair value, control (cost $20,952,193 and $28,180,070, respectively)	$27,765,626	$33,458,046
Investments at fair value, affiliated (cost $51,439,159 and $52,676,299, respectively)	41,629,781	41,658,847
Investments at fair value, non-affiliated (cost $15,139,576 and $9,568,566, respectively)	14,633,831	8,865,047
Total investments (cost $87,530,928 and $90,424,935, respectively)	84,029,238	83,981,940
Receivable for Adviser expense reimbursement	51,654	49,843
Interest receivable from control investments	55,031	—
Dividends receivable	103	87
Deferred tax asset	4,703,740	5,429,391
Prepaid expenses and other assets	18,460	16,792
Total assets	88,858,226	89,478,053

Liabilities
Base management fees payable to Adviser	309,922	299,060
Distribution payable to common stockholders	1,180,152	—
Accrued expenses and other liabilities	234,196	282,408
Short-term borrowings	—	4,600,000
Total liabilities	1,724,270	5,181,468
Net assets applicable to common stockholders	$87,133,956	$84,296,585

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding at February 28, 2010 and
November 30, 2009 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 9,078,090 shares issued and outstanding at
February 28, 2010 and November 30, 2009 (100,000,000 shares authorized)	9,078	9,078
Additional paid-in capital	100,749,155	101,929,307
Accumulated net investment loss, net of income taxes	(3,123,409)	(3,304,416)
Accumulated realized loss, net of income taxes	(12,696,417)	(14,041,614)
Net unrealized appreciation (depreciation) of investments, net of income taxes	824,849	(1,666,470)
Net assets applicable to common stockholders	$87,133,956	$84,296,585
Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$9.60	$9.29

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
February 28, 2010
(Unaudited)

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/Downstream	Equity Interest (100%)(2)	$793,000	$5,847,523
		Subordinated Debt (14.0% Due 12/31/10)(2)	5,300,000	5,300,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	14,715,251	16,409,700
		Incentive Distribution Rights (988)(2)(5)	143,941	208,403
Total Control Investments — 31.8%(3)			20,952,193	27,765,626

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)	20,413,947	24,325,831
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,233,333	10,520,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,149,269	376,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	120,046	68,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,216,881)(2)(5)	19,522,564	6,339,950
Total Affiliated Investments — 47.8%(3)			51,439,159	41,629,781

Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Unregistered Common Units (1,946,376)(2)(5)(7)	2,895,234	3,406,158
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (53,951)(2)(7)(8)	715,042	302,665
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,423,724	2,437,221
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)	2,001,076	1,383,286
Fidelity Institutional Government
Portfolio	Short-term investment	Class I Shares	7,104,501	7,104,501
Total Non-affiliated Investments — 16.8%(3)			15,139,576	14,633,831
Total Investments — 96.4%(3)			$87,530,928	$84,029,238

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $74,487,516, which represents 85.5% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2009

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/Downstream	Equity Interest (99.5%)(2)	$4,077,499	$8,253,910
		Subordinated Debt (9% Due 12/31/09)(2)	8,800,000	8,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	15,158,630	16,256,482
		Incentive Distribution Rights (988)(2)(5)	143,941	147,654
Total Control Investments — 39.7%(3)			28,180,070	33,458,046

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)	20,729,255	24,461,390
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,333,333	9,984,402
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,952,626	1,102,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	138,521	124,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,216,881)(2)(5)	19,522,564	5,987,055
Total Affiliated Investments — 49.4%(3)			52,676,299	41,658,847

Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Unregistered Common Units (1,946,376)(2)(5)(7)	2,895,234	3,297,009
Eagle Rock Energy Partners, L.P.	Midstream/Upstream	Unregistered Common Units (54,474)(2)(7)(8)	723,447	253,559
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,447,552	2,039,565
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)	2,003,487	1,776,068
Fidelity Institutional Government
Portfolio	Short-term investment	Class I Shares	1,498,846	1,498,846
Total Non-affiliated Investments — 10.5%(3)			9,568,566	8,865,047
Total Investments — 99.6%(3)			$90,424,935	$83,981,940

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $80,443,529, which represents 95.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three
	months ended	months ended
	February 28, 2010	February 28, 2009
Investment Income
Distributions from investments
Control investments	$555,879	$579,215
Affiliated investments	856,892	829,338
Non-affiliated investments	75,985	1,311,218
Total distributions from investments	1,488,756	2,719,771
Less return of capital on distributions	(998,640)	(1,853,248)
Net distributions from investments	490,116	866,523
Interest income from control investments	191,431	201,598
Dividends from money market mutual funds	217	725
Fee income	10,392	15,000
Total Investment Income	692,156	1,083,846

Operating Expenses
Base management fees	309,922	392,769
Professional fees	85,162	129,092
Directors’ fees	26,161	21,657
Reports to stockholders	15,703	15,073
Administrator fees	14,460	18,329
Fund accounting fees	6,972	8,005
Registration fees	6,355	7,719
Stock transfer agent fees	3,130	3,181
Franchise tax expense	2,572	—
Custodian fees and expenses	1,575	3,087
Other expenses	12,478	11,439
Total Operating Expenses	484,490	610,351
Interest expense	45,619	171,116
Total Expenses	530,109	781,467
Less expense reimbursement by Adviser	(51,654)	(65,461)
Net Expenses	478,455	716,006
Net Investment Income, before Income Taxes	213,701	367,840
Deferred tax expense	(32,694)	(101,183)
Net Investment Income	181,007	266,657

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
(Continued)

	For the three	For the three
	months ended	months ended
	February 28, 2010	February 28, 2009
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on control investments	$1,578,001	$—
Net realized loss on affiliated investments	(17,445)	(499,818)
Net realized gain on non-affiliated investments	27,612	—
Net realized gain (loss), before income taxes	1,588,168	(499,818)
Deferred tax benefit (expense)	(242,971)	137,487
Net realized gain (loss) on investments	1,345,197	(362,331)
Net unrealized appreciation of control investments	1,535,457	127,710
Net unrealized appreciation (depreciation) of affiliated investments	1,208,074	(8,278,048)
Net unrealized appreciation (depreciation) of non-affiliated investments	197,774	(4,783,720)
Net unrealized appreciation (depreciation), before income taxes	2,941,305	(12,934,058)
Deferred tax benefit (expense)	(449,986)	3,557,817
Net unrealized appreciation (depreciation) of investments	2,491,319	(9,376,241)
Net Realized and Unrealized Gain (Loss) on Investments	3,836,516	(9,738,572)
Net Increase (Decrease) in Net Assets Applicable to Common Stockholders
Resulting from Operations	$4,017,523	$(9,471,915)

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders
Resulting from Operations Per Common Share:
Basic and Diluted	$0.44	$(1.06)
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,078,090	8,962,147

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the three	For the three
	months ended	months ended	Year ended
	February 28, 2010	February 28, 2009	November 30, 2009
	(Unaudited)	(Unaudited)
Operations
Net investment income (loss)	$181,007	$266,657	$(760,149)
Net realized gain (loss) on investments	1,345,197	(362,331)	(20,405,876)
Net unrealized appreciation (depreciation) of investments	2,491,319	(9,376,241)	21,177,019
Net increase (decrease) in net assets applicable to common stockholders
resulting from operations	4,017,523	(9,471,915)	10,994

Distributions to Common Stockholders
Return of capital	(1,180,152)	(2,061,293)	(5,582,473)
Total distributions to common stockholders	(1,180,152)	(2,061,293)	(5,582,473)

Capital Stock Transactions
Issuance of 115,943 common shares from reinvestment of distributions
to stockholders	—	—	642,764
Net increase in net assets, applicable to common stockholders,
from capital stock transactions	—	—	642,764
Total increase (decrease) in net assets applicable to common stockholders	2,837,371	(11,533,208)	(4,928,715)

Net Assets
Beginning of period	84,296,585	89,225,300	89,225,300
End of period	$87,133,956	$77,692,092	$84,296,585
Accumulated net investment loss, net of income taxes, at the end of period	$(3,123,409)	$(2,277,610)	$(3,304,416)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)

	For the three	For the three
	months ended	months ended
	February 28, 2010	February 28, 2009
Cash Flows From Operating Activities
Distributions received from investments	$1,488,756	$2,691,635
Interest and dividend income received	136,600	217,683
Fee income received	10,392	—
Purchases of long-term investments	(750,000)	(515,000)
Proceeds from sales of long-term investments	9,839,190	—
Purchases of short-term investments, net	(5,605,655)	(2,588,988)
Interest expense paid	(66,703)	(184,976)
Operating expenses paid	(452,580)	(520,354)
Net cash provided by (used in) operating activities	4,600,000	(900,000)

Cash Flows from Financing Activities
Advances from revolving line of credit	—	900,000
Repayments on revolving line of credit	(4,600,000)	—
Net cash provided by (used in) financing activities	(4,600,000)	900,000
Net change in cash	—	—
Cash — beginning of period	—	—
Cash — end of period	$—	$—

Reconciliation of net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by (used in) operating activities
Net increase (decrease) in net assets applicable to common stockholders
resulting from operations	$4,017,523	$(9,471,915)
Adjustments to reconcile net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(750,000)	(1,131,168)
Return of capital on distributions received	998,640	1,853,248
Proceeds from sales of long-term investments	9,839,190	588,032
Purchases of short-term investments, net	(5,605,655)	(2,588,988)
Deferred income taxes, net	725,651	(3,594,121)
Realized (gain) loss on investments	(1,588,168)	499,818
Net unrealized (appreciation) depreciation of investments	(2,941,305)	12,934,058
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	(55,047)	15,360
Decrease in income tax receivable	—	212,054
Increase in prepaid expenses and other assets	(1,668)	(8,743)
Increase (decrease) in base management fees payable to Adviser,
net of expense reimbursement	9,051	(117,319)
Decrease in accrued expenses and other liabilities	(48,212)	(90,316)
Total adjustments	582,477	8,571,915
Net cash provided by (used in) operating activities	$4,600,000	$(900,000)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the three	For the three
	months ended	months ended	Year ended
	February 28, 2010	February 28, 2009	November 30, 2009
	(Unaudited)	(Unaudited)
Per Common Share Data(1)
Net Asset Value, beginning of period	$9.29	$9.96	$9.96
Income (loss) from Investment Operations:
Net investment income (loss)(2)	0.02	0.03	(0.08)
Net realized and unrealized gain (loss) on investments(2)	0.42	(1.09)	0.03
Total increase (decrease) from investment operations	0.44	(1.06)	(0.05)
Less Distributions to Common Stockholders:
Return of capital	(0.13)	(0.23)	(0.62)
Total distributions to common stockholders	(0.13)	(0.23)	(0.62)
Net Asset Value, end of period	$9.60	$8.67	$9.29
Per common share market value, end of period	$6.85	$6.43	$6.23
Total Investment Return, based on net asset value(3)	5.28%	(9.51)%	4.19%
Total Investment Return, based on market value(4)	12.02%	28.29%	33.57%

Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000’s)	$87,134	$77,692	$84,297
Ratio of expenses (including current and deferred income tax expense (benefit))
to average net assets(5)(6)	5.69%	(12.47)%	3.48%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
to average net assets(5)(7)	2.26%	3.10%	3.18%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit)(5)(7)	(1.01)%	1.59%	(1.03)%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense (benefit)(5)(6)	(2.42)%	17.16%	(1.33)%
Portfolio turnover rate(5)	3.82%	0.43%	7.43%
Short-term borrowings, end of period (000’s)	—	$23,100	$4,600
Asset coverage, per $1,000 of short-term borrowings(8)	—	$4,363	$19,325
Asset coverage ratio of short-term borrowings(8)	—	436%	1933%

(1)	Information presented relates to a share of common stock outstanding for the entire period.
(2)	The per common share data for the three months ended February 28, 2009 does not reflect the change in estimate of investment income and return of capital, as described in Note 2D.
(3)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the net asset value per share as of the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan and a sale at net asset value at the end of the period.
(4)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan and a sale at the current market price on the last day of the period (excluding brokerage commissions).
(5)	Annualized for periods less than one full year.
(6)	For the three months ended February 28, 2010, the Company accrued $725,651 in deferred income tax expense, net. For the three months ended February 28, 2009, the Company accrued $3,594,121 in deferred income tax benefit, net. For the year ended November 30, 2009, the Company accrued $254,356 in deferred income tax expense, net.
(7)	The ratio excludes the impact of current and deferred income taxes.
(8)	Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the period divided by short-term borrowings outstanding at the end of the period.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
February 28, 2010

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

The Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments:
  An independent valuation firm engaged by the Board of Directors to provide independent, third-party valuation consulting services performs certain procedures that the Board of Directors has identified and asked it to perform on a selection of private investments as determined by the Board of Directors. For the period ended February 28, 2010, the independent valuation firm performed positive assurance valuation procedures on six portfolio companies comprising approximately 94 percent of the total restricted investments at fair value as of February 28, 2010;

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
C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three months ended February 28, 2010 and February 28, 2009, the Company received $10,392 and $15,000 in fee income, respectively.

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

For the period from December 1, 2009 through February 28, 2010, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company has estimated approximately 33 percent as investment income and approximately 67 percent as return of capital.

E. Distributions to Stockholders — The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. If the Company has outstanding leverage, it may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2009 and the period ended February 28, 2010, the Company’s distributions for book purposes were comprised of 100 percent return of capital. For the year ended November 30, 2009, the Company’s distributions for tax purposes were comprised of 100 percent return of capital. The tax character of distributions paid to common stockholders in the current year will be determined subsequent to November 30, 2010.

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

I. Recent Accounting Pronouncement

Standard on Fair Value Measurement
On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, and requires additional disclosures regarding fair value measurements. Specifically, the amendment requires reporting entities to disclose (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfer, and (iii) purchases, sales, issuances, and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009; however, the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. At this time, the Company is evaluating the impact of the amendment to the financial statements.

3. Concentration of Risk
The Company invests primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment and coal/aggregate segments, of the U.S. energy infrastructure sector. The Company may, for defensive purposes, temporarily invest all or a significant portion of its assets in investment grade securities, short-term debt securities and cash or cash equivalents. To the extent the Company uses this strategy it may not achieve its investment objective.

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

Under the terms of the Investment Advisory Agreement, the Adviser is paid a fee consisting of a base management fee and an incentive fee. The base management fee is 0.375 percent (1.5 percent annualized) of the Company’s average monthly Managed Assets, calculated and paid quarterly in arrears within thirty days of the end of each fiscal quarter. The term “Managed Assets” as used in the calculation of the management fee means total assets (including any assets purchased with or attributable to borrowed funds but excluding any net deferred tax asset) minus accrued liabilities other than (1) net deferred tax liabilities, (2) debt entered into for the purpose of leverage and (3) the aggregate liquidation preference of any outstanding preferred shares. The base management fee for any partial quarter is appropriately prorated.

On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser reimbursed the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On November 11, 2008, the Company entered into an Expense Reimbursement Agreement with the Adviser, for which the Adviser reimbursed the Company for certain expenses incurred beginning January 1, 2009 and ending December 31, 2009 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On February 17,

2010, the Company entered into an Expense Reimbursement Agreement with the Adviser under which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the three months ended February 28, 2010 and February 28, 2009, the Adviser reimbursed the Company $51,564 and $65,461, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three months ended February 28, 2010 and February 28, 2009, the Company accrued no investment income fees.

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

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the three months ended February 28, 2010 and February 28, 2009, the Company accrued no capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid to date.

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

5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of February 28, 2010 and November 30, 2009 are as follows:

	February 28, 2010	November 30, 2009
Deferred tax assets:
Organization costs	$(23,900)	$(24,456)
Net unrealized loss on investment securities	(1,313,484)	(2,416,767)
Capital loss carryforwards	(4,237,706)	(6,084,585)
Net operating loss carryforwards	(4,353,419)	(5,112,040)
AMT and State of Kansas credit	(5,039)	(5,039)
Valuation allowance	1,984,576	3,038,089
	(7,948,972)	(10,604,798)
Deferred tax liabilities:
Basis reduction of investment in partnerships	3,245,232	5,175,407
Total net deferred tax asset	$(4,703,740)	$(5,429,391)

At February 28, 2010, the Company has recorded a valuation allowance in the amount of $1,984,576 for a portion of its deferred tax asset which it does not believe will, more likely than not, be realized. The Company estimates, based on existence of sufficient evidence, primarily regarding the amount and timing of distributions to be received from portfolio companies, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of February 28, 2010, the Company had no uncertain tax positions. No interest or penalties were accrued at February 28, 2010. All tax years since inception remain open to examination by federal and state tax authorities.

Total income tax benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income and realized and unrealized gains (losses) on investments before taxes as follows:

	For the three	For the three
	months ended	months ended
	February 28, 2010	February 28, 2009
Application of statutory income tax rate	$1,612,679	$(4,442,452)
State income taxes, net of federal taxes	166,485	(363,236)
Change in deferred tax valuation allowance	(1,053,513)	1,211,567
Total income tax expense (benefit)	$725,651	$(3,594,121)

The provision for income taxes is computed by applying the federal statutory rate plus a blended state income tax rate. The components of income tax include the following for the periods presented:

	For the three	For the three
	months ended	months ended
	February 28, 2010	February 28, 2009
Deferred tax expense (benefit)
Federal	$657,748	$(3,322,461)
State	67,903	(271,660)
Total deferred expense (benefit)	$725,651	$(3,594,121)

The deferred income tax expense (benefit) for the three months ended February 28, 2010 and February 28, 2009 includes the impact of the change in valuation allowance for such respective periods.

As of November 30, 2009, the Company had a net operating loss for federal income tax purposes of approximately $14,025,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,911,000, $3,369,000 and $6,745,000 in the years 2027, 2028 and 2029, respectively. As of November 30, 2009, the Company had a capital loss carryforward of approximately $16,000,000 which may be carried forward for 5 years. If not utilized, this capital loss will expire in the year ending November 30, 2014. The amount of the deferred tax asset for these items at February 28, 2010 also includes amounts for the period from December 1, 2009 through February 28, 2010. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2009, an alternative minimum tax credit of $3,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	February 28, 2010	November 30, 2009
Aggregate cost for federal income tax purposes	$78,879,283	$76,627,528
Gross unrealized appreciation	14,615,760	15,304,091
Gross unrealized depreciation	(9,465,805)	(7,949,679)
Net unrealized appreciation	$5,149,955	$7,354,412

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of February 28, 2010 and November 30, 2009. These assets are measured on a recurring basis.

February 28, 2010
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	February 28, 2010	(Level 1)	(Level 2)	(Level 3)
Equity Investments	$71,624,737	$2,437,221	$3,406,158	$65,781,358
Debt Investments	5,300,000	—	—	5,300,000
Short-Term Investments	7,104,501	7,104,501	—	—
Total Investments	$84,029,238	$9,541,722	$3,406,158	$71,081,358

November 30, 2009
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	November 30, 2009	(Level 1)	(Level 2)	(Level 3)
Equity Investments	$73,683,094	$2,039,565	$3,297,009	$68,346,520
Debt Investments	8,800,000	—	—	8,800,000
Short-Term Investments	1,498,846	1,498,846	—	—
Total Investments	$83,981,940	$3,538,411	$3,297,009	$77,146,520

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended February 28, 2010 and the year ended November 30, 2009, are as follows:

	Three months ended	Three months ended
	February 28, 2010	February 28, 2009
Fair value beginning balance	$77,146,520	$85,728,339
Total realized and unrealized gains (losses) included in net increase (decrease)
in net assets applicable to common stockholders	3,998,840	(11,494,308)
Purchases	750,000	543,136
Sales	(9,839,190)	—
Return of capital adjustments impacting cost basis of securities	(974,812)	(1,088,167)
Transfers into (out of) Level 3	—	—
Fair value ending balance	$71,081,358	$73,689,000
The amount of total gains (losses) for the period included in net increase (decrease)
in net assets applicable to common stockholders attributable to the change in
unrealized gains (losses) relating to assets still held at the reporting date	$3,981,482	$(11,321,163)

7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The following tables show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value, fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of February 28, 2010 and November 30, 2009.

February 28, 2010
		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
Abraxas Petroleum	Common Units	1,946,376	10/5/09	$2,895,234	$3,406,158	$1.75	3.9%
Corporation
Eagle Rock Energy	Unregistered	53,951	10/1/08	741,826	302,665	5.61	0.4
Partners, L.P.(1)	Common Units
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	24,828,836	24,325,831	23.33	27.9
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	1,383,286	N/A	1.6
			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	10,520,000	21.04	12.1
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,149,269	376,000	0.28	0.4
Partners, LP(2)			4/2/08
LSMP GP, LP(2)	GP LP Units	180	7/27/07-	120,046	68,000	377.78	0.1
			4/2/08
Mowood, LLC(2)	Equity Interest	100%	6/5/06-	1,000,000	5,847,523	N/A	6.7
			8/4/08
	Subordinated Debt	$5,300,000	6/5/06-	5,300,000	5,300,000	N/A	6.1
			2/22/10

		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
Quest Midstream	Common Units	1,216,881	12/22/06-	$22,200,001	$6,339,950	$5.21	7.3%
Partners, L.P.			10/1/09
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	16,409,700	17.58	18.8
			8/4/08
	Incentive Distribution	988	5/21/07-	143,936	208,403	210.93	0.2
	Rights		8/4/08
				$89,665,566	$74,487,516		85.5%

(1)
Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 — Investment Transactions for additional information.

(2)	See Note 9 — Investment Transactions for additional information.

November 30, 2009
		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
Abraxas Petroleum	Unregistered	1,946,376	10/5/09	$2,895,234	$3,297,009	$1.69	3.9%
Corporation	Common Units
Eagle Rock Energy	Unregistered	54,474	10/1/08	749,018	253,559	4.65	0.3
Partners, L.P.(1)	Common Units
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	24,828,836	24,461,390	23.46	29.0
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	1,776,068	N/A	2.1
			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	9,984,402	19.97	11.8
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,952,626	1,102,000	0.83	1.3
Partners, LP(2)			4/2/08
LSMP GP, LP(2)	GP LP Units	180	7/27/07-	138,521	124,000	688.89	0.2
			4/2/08
Mowood, LLC	Equity Interest	99.5%	6/5/06-	5,000,000	8,253,910	N/A	9.8
			8/4/08
	Subordinated Debt	$8,800,000	6/5/06-	8,800,000	8,800,000	N/A	10.4
			12/8/08
Quest Midstream	Common Units	1,180,946	12/22/06-	22,200,001	5,987,055	4.92	7.1
Partners, L.P.			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	16,256,482	17.42	19.3
			8/4/08
	Incentive Distribution	988	5/21/07-	143,936	147,654	149.45	0.2
	Rights		8/4/08
				$97,994,590	$80,443,529		95.4%

(1)
Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 — Investment Transactions for additional information.

(2)	See Note 9 — Investment Transactions for additional information.

8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of February 28, 2010 amounted to $69,395,407, representing 79.6 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2009 amounted to $75,116,893, representing 89.1 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at February 28, 2010 or during the three months then ended and at November 30, 2009 or during the year then ended is as follows:

February 28, 2010
	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/09	Additions	Reductions	(Loss)	Received	2/28/10	2/28/10
High Sierra Energy, LP	1,042,685	$—	$—	$—	$656,892	1,042,685	$24,325,831
International Resource Partners LP	500,000	—	—	—	200,000	500,000	10,520,000
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(787,133)	(16,224)	—	1,327,900	376,000
LSMP GP, LP(1)(2)	180	—	(17,254)	(1,221)	—	180	68,000
Mowood, LLC Subordinated Debt	$8,800,000	750,000	(4,250,000)	—	191,431	$5,300,000	5,300,000
Mowood, LLC Equity Interest	99.5%	—	(4,750,000)	1,578,001	112,500	100%	5,847,523
Quest Midstream Partners, L.P.(2)	1,216,881	—	—	—	—	1,216,881	6,339,950
VantaCore Partners LP Common Units	933,430	—	—	—	443,379	933,430	16,409,700
VantaCore Partners LP Incentive	988	—	—	—	—	988	208,403
Distribution Rights(2)
		$750,000	$(9,804,387)	$1,560,556	$1,604,202		$69,395,407

(1)	See Note 9 — Investment Transactions for additional information.
(2)	Currently non-income producing.

November 30, 2009
	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/08	Additions	Reductions	(Loss)	Received	11/30/09	11/30/09
High Sierra Energy, LP	1,042,685	$—	$—	$—	$2,579,159	1,042,685	$24,461,390
International Resource Partners LP	500,000	—	—	—	800,000	500,000	9,984,402
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(1,128,428)	(363,932)	—	1,327,900	1,102,000
LSMP GP, LP(1)(2)	180	—	(55,353)	25,360	—	180	124,000
Mowood, LLC Subordinated Debt	$7,050,000	1,750,000	—	—	807,848	$8,800,000	8,800,000
Mowood, LLC Promissory Notes	$1,235,000	—	(1,235,000)	—	—	—	—
Mowood, LLC Equity Interest	99.6%	—	—	—	450,000	99.5%	8,253,910
Quest Midstream Partners, L.P.(2)	1,180,946	—	—	—	—	1,216,881	5,987,055
VantaCore Partners LP Common Units	933,430	—	—	—	1,820,189	933,430	16,256,482
VantaCore Partners LP Incentive	988	—	—	—	—	988	147,654
Distribution Rights(2)
		$1,750,000	$(2,418,781)	$(338,572)	$6,457,196		$75,116,893

(1)	See Note 9 — Investment Transactions for additional information.
(2)	Currently non-income producing. Additional units held at 11/30/09 resulted from paid-in-kind distribution to private investors in October 2009.

9. Investment Transactions
For the three months ended February 28, 2010, the Company purchased (at cost) securities in the amount of $750,000 and sold securities (at proceeds) in the amount of $9,839,190 (excluding short-term debt securities). For the three months ended February 28, 2009, the Company purchased (at cost) securities in the amount of $1,131,168 and sold securities (at proceeds) in the amount of $588,032 (excluding short-term debt securities).

On February 9, 2010, Mowood, LLC closed the sale of its wholly owned subsidiary, Timberline Energy, LLC, to Landfill Energy Systems, LLC. Timberline is an owner and developer of projects that convert landfill gas to energy. Mowood will continue its ownership and operation of Omega Pipeline Company, LLC (“Omega”), a local distribution company which serves the natural gas and propane needs of Fort Leonard Wood and other customers in south central Missouri. The Company received proceeds from the sale of $9,000,000, which were used to pay off the outstanding balance on its credit facility and to fund an additional investment of $750,000 in Omega to facilitate growth. The Company intends to invest the remaining proceeds according to its stated investment policies, which may include investments in publicly-traded securities. Over the next two years, the Company could receive additional proceeds of up to $2.4 million, based on contingent and escrow terms. In connection with the transaction, the Company entered into a guarantee agreement with the purchaser to unconditionally guarantee the sellers performance under the sale agreement, including certain related seller obligations in the Purchase Agreement.

On July 17, 2008, LONESTAR Midstream Partners LP (“LONESTAR”) closed a transaction with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of its gas gathering and transportation assets. LONESTAR distributed substantially all of the initial sales proceeds to its limited partners but did not redeem partnership interests. On July 24, 2008, the Company received a distribution of $10,476,511 in cash, 468,001 newly issued unregistered common units of PVR, and 59,503 unregistered common units of Penn Virginia GP Holdings, L.P. (NYSE: PVG). On July 24, 2008, the Company recorded the cash and the unregistered PVR and PVG common units it received at a cost basis equal to the fair value on the date of receipt, less a discount for illiquidity. The Company reduced its basis in LONESTAR by $20,427,674, approximately 82 percent of the respective relative value of the entire transaction, resulting in a realized gain of $1,104,244. The Company also reduced its basis in LSMP GP, LP by $403,488, approximately 71 percent of the respective relative value of the entire transaction, resulting in a realized gain of $1,007,962.

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

On December 31, 2009, the Company received a cash distribution from LONESTAR of $804,387. The Company reduced its basis in LONESTAR by $803,357, approximately 3 percent of the respective relative value of the entire transaction, resulting in a realized loss of $16,224. The Company also reduced its basis in LSMP GP, LP by $18,475, approximately 3 percent of the respective relative value of the entire transaction, resulting in a realized loss of $1,221.

There are also two future contingent payments due from LONESTAR which are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved. If received, the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The fair value of the LONESTAR and LSMP GP, LP units as of February 28, 2010 is based on unobservable inputs related to the potential receipt of these future payments relative to the sales transaction.

On October 1, 2008, Millennium sold its partnership interests to Eagle Rock Energy Partners, L.P. (“EROC”) for approximately $181,000,000 in cash and approximately four million EROC unregistered common units. In exchange for its Millennium partnership interests, the Company received $13,687,081 in cash and 373,224 EROC unregistered common units with an aggregate basis of $5,044,980 for a total implied value at closing of approximately $18,732,061. In addition, approximately 212,404 units with an aggregate cost basis of 2,920,555 were placed in escrow for 18 months from the date of the transaction. This includes a reserve the Company placed against the units held in the escrow for estimated post-closing adjustments. The Company originally invested $17,500,000 in Millennium (including common units and incentive distribution rights), and had an adjusted cost basis at closing of $15,161,125 (after reducing its basis for cash distributions received since investment that were treated as return of capital). At the transaction closing, the Company recorded a realized gain for book purposes of $6,491,491, including a reserve the Company placed against the restricted cash and units held in the escrow for estimated post-closing adjustments. Subsequent to November 30, 2008, the Company increased the reserve against the units held in escrow for additional post-closing adjustments and a realized loss related to the reclassification of investment income and return of capital recognized based on the 2008 tax reporting information received from Millennium resulting in a revised cumulative realized gain for book purposes of $5,661,808. Of this amount, a realized loss for book purposes of $7,191 was recorded for the three months ended February 28, 2010. For purposes of the capital gain incentive fee, the realized gain totals $3,600,657, which excludes that portion of the fee that would be due as a result of cash distributions which were characterized as return of capital. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid to date.

10. Credit Facility
On December 1, 2008, the Company had a $50,000,000 committed credit facility with U.S. Bank, N.A., who served as a lender, agent and lead arranger. The revolving credit facility had a variable annual interest rate equal to the one-month LIBOR plus 1.75 percent and a non-usage fee equal to an annual rate of 0.375 percent of the difference between the total credit facility commitment and the average outstanding balance at the end of each day for the preceding fiscal quarter. The credit facility contained a covenant precluding the Company from incurring additional debt.

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

On August 20, 2009, the Company entered into a six-month extension of its amended credit facility through February 20, 2010. Terms of the extension provided for a secured revolving facility of up to $5,000,000. The amended credit facility required the Company to apply 100 percent of the proceeds from the sale of any investment to the outstanding balance of the facility. In addition, each prepayment of principal of the loans under the amended credit facility permanently reduced the maximum amount of the loans under the amended credit agreement to an amount equal to the outstanding principal balance of the loans under the amended credit agreement immediately following the prepayment. During this extension, outstanding loan balances accrued interest at a variable rate equal to the greater of (i) one-month LIBOR plus 3.00 percent, and (ii) 5.50 percent. On February 10, 2010, the Company paid off the remaining balance under the credit facility with proceeds from the sale of investments and the credit facility was terminated.

For the three months ended February 28, 2010, the average principal balance and interest rate for the period during which the credit facility was utilized were $4,205,634 and 5.50 percent, respectively.

11. Common Stock
The Company has 100,000,000 shares authorized and 9,078,090 shares outstanding at February 28, 2010 and November 30, 2009.

Shares at November 30, 2008	8,962,147
Shares issued through reinvestment of distributions	115,943
Shares at November 30, 2009 and February 28, 2010	9,078,090

12. Warrants
At February 28, 2010, the Company had 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

Warrants outstanding at November 30, 2009 and February 28, 2010	945,594

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the three	For the three
	months ended	months ended
	February 28, 2010	February 28, 2009
Net increase (decrease) in net assets applicable to
common stockholders resulting from operations	$4,017,523	$(9,471,915)
Basic weighted average shares	9,078,090	8,962,147
Average warrants outstanding(1)	—	—
Diluted weighted average shares	9,078,090	8,962,147
Basic and diluted net increase (decrease) in net assets
applicable to common stockholders resulting from
operations per common share	$0.44	$(1.06)

(1)
Warrants to purchase shares of common stock at $15.00 per share were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

14. Subsequent Events
The Company has performed an evaluation of subsequent events through April 8, 2010, which is the date the financial statements were issued.

On March 1, 2010, the Company paid a distribution in the amount of $0.13 per common share, for a total of $1,180,152. Of this total, the dividend reinvestment amounted to $144,744.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the three months ended February 28, 2010, the aggregate compensation paid by the Company to the independent directors was $34,500. The Company did not pay any special compensation to any of its directors or officers.

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

Performance Review and Investment Outlook
Our first quarter resulted in a significant improvement of both our net asset value and our stock price. Net asset value as of February 28, 2010 was $9.60 per share, as compared to $9.29 at November 30, 2009. The increase in net asset value is largely attributable to an increase in our private company valuations, most notably International Resource Partners LP and Mowood (which continues to own and operate Omega Pipeline Company). Total investment return, based on net asset value and assuming reinvestment of distributions, was 5.28 percent for the quarter ending February 28, 2010. In the first quarter, we saw continued investor interest in the BDC sector with improved trading relative to net asset value and over $500 million of equity raised in the sector in January and February. Our stock price as of February 28, 2010 was $6.85, compared to $6.23 as of November 30, 2009. Our total investment return, based on market value and assuming reinvestment of distributions, was 12.02 percent for the three months ended February 28, 2010.

As previously reported, Mowood closed the sale of its wholly owned subsidiary, Timberline Energy, LLC, to Landfill Energy Systems in February 2010. We received $9.0 million in cash distributions from Mowood. We used a portion of the proceeds to pay off our credit facility, which had an outstanding balance of $4.6 million as of November 30, 2009. We also invested $750,000 this quarter in Mowood, in the form of subordinated debt, to facilitate growth projects at Omega. The remainder of the proceeds received from the sale of Timberline were invested in publicly-traded securities after our quarter-end. Over the next two years, we could receive additional proceeds of up to $2.4 million based on the contingent and escrow terms contained in the sale agreement.

Another positive development in our portfolio was Quest Midstream Partners completing its transformation into a publicly traded C-corp, PostRock Energy Corp. (NASDAQ: PSTR). PSTR is the new corporation formed for the purpose of wholly owning all three Quest entities. PostRock announced on March 5, 2010 that shareholders of Quest Resource Corporation (“QRCP”) and Quest Energy Partners, L.P. (“QELP”) and unitholders of Quest Midstream Partners approved the merger and PostRock began trading on March 8, 2010. Upon closing of the merger, we received 490,769 freely tradable common units of PSTR in exchange for our 1,216,881 common units of Quest Midstream.

As of February 28, 2010, the value of our investment portfolio (excluding short-term investments) was $76.9 million, including equity investments of $71.6 million and debt investments of $5.3 million. Our portfolio is diversified among approximately 57 percent midstream and downstream investments, 8 percent upstream, and 35 percent in aggregates and coal. The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of February 28, 2010 was 6.9 percent. A summary of our investments follows:

					Current
			Amount		Yield on
Name of Portfolio	Nature of its	Securities	Invested	Fair Value	Amount
Company (Segment)	Principal Business	Held by Us	(in millions)	(in millions)(1)	Invested(2)
Abraxas Petroleum Corporation (Upstream)(3)	Acquisition, development, exploration, and production of oil and gas principally in the Rocky Mountain, Mid-Continent, Permian Basin, and Gulf Coast regions of the United States	Common Units	$2.9	$3.4	0.0%

Eagle Rock Energy Partners, L.P. (Upstream/Midstream)	Gatherer and processor of natural gas in north, south and east Texas and Louisiana and producer and developer of upstream and mineral assets located in 17 states	Unregistered Common Units (held in escrow)	0.7	0.3	0.7

EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties in the Appalachian Basin, the Monroe field in Louisiana, Michigan, the Austin Chalk, South Central Texas, the Permian Basin, the San Juan Basin and the Mid-continent area	Common Units	2.7	2.4	8.8

High Sierra Energy, LP (Midstream)	Marketing, processing, storage and transportation of hydrocarbons and processing and disposal of oilfield produced water with operations primarily in Colorado, Wyoming, Oklahoma, Florida and Mississippi	Common Units	24.8	24.3	10.6

High Sierra Energy GP, LLC (Midstream)(4)	General Partner of High Sierra Energy, LP	Equity Interest	2.0	1.4	3.0

International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines and related assets in Central Appalachia	Class A Units	10.0	10.5	8.0

LONESTAR Midstream Partners, LP (Midstream)(5)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P (PVR) in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale	Class A Units	2.2	0.4	N/A

LSMP GP, LP (Midstream)(5)	Indirectly owns General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.1	0.1	N/A

Mowood, LLC (Midstream/ Downstream)(6)	Natural gas distribution and gas marketing in central Missouri	Equity interest	1.0	5.9	9.0

		Subordinated Debt	5.3	5.3	14.0

Quest Midstream Partners, L.P. (Midstream)(3)	Operator of natural gas gathering pipelines in the Cherokee Basin and interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri	Common Units	22.2	6.3	0.0

					Current
			Amount		Yield on
Name of Portfolio	Nature of its	Securities	Invested	Fair Value	Amount
Company (Segment)	Principal Business	Held by Us	(in millions)	(in millions)(1)	Invested(2)
VantaCore Partners LP (Aggregates)	Acquirer and operator of aggregate companies, with quarry and asphalt operations in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana	Common Units and Incentive Distribution Rights	$18.4	$16.6	9.6%

			$92.3	$76.9

(1)	Fair value as of February 28, 2010.
(2)	The current yield has been calculated by annualizing the most recent distribution during the period and dividing by the amount invested in the underlying security. Actual distributions to us are based on each company’s available cash flow and are subject to change.
(3)	Currently non-income producing.
(4)	Includes original purchase of 3 percent equity interest, sale of 0.6274 percent equity interest in July 2007 and subsequent capital calls.
(5)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale. The cost basis and the fair value of the LONESTAR and LSMP GP, LP units as of February 28, 2010 are related to the potential receipt of those future payments. Since this investment is not deemed to be “active”, the yield is not meaningful and we have excluded it from our weighted average yield to cost on investments as described below in Results of Operations.
(6)	Current yield on our equity interest represents an equity distribution on our invested capital. We expect that, pending cash availability, such equity distributions will recur on a quarterly basis at or above such yield.

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

High Sierra Energy, LP (“High Sierra”)
High Sierra is a holding company with diversified midstream energy assets focused on the transportation, storage and marketing of hydrocarbons. The company’s businesses include a natural gas liquids logistics, transportation and marketing business operating throughout the lower 48 states, a natural gas storage facility in Mississippi, an ethanol terminal in Nevada, crude oil and natural gas liquids trucking businesses in Kansas and Colorado, crude oil gathering, transportation and marketing services, primarily focused in the Mid-Continent, Western and Gulf Coast regions, water treatment, transportation and disposal businesses serving oil and gas producers in Wyoming and Oklahoma, and two asphalt processing, packaging and distribution terminals in Florida. We hold board of directors’ observation rights for High Sierra.

During our first fiscal quarter, High Sierra maintained its quarterly cash distribution of $0.63 per unit, which was paid in February 2010. For the year ended December 31, 2009, the company reported aggregate, unaudited EBITDA results, before mark-to-market adjustments and minority interests, and excluding results of unconsolidated entities, approximately at budget. Results within the various business units were mixed, with favorable results at the company’s Anticline water treatment facility in Pinedale, Wyoming, and Centennial Energy (natural gas liquids marketing) units generally offsetting weaker-than-budgeted performance from several other business units. National Coal County, an Oklahoma based water transportation and disposal service company acquired in 2007, continued to struggle with reported results significantly below expectations, driven in part by a reduction in drilling activities in its service territory. At High Sierra Crude Oil & Marketing, favorable gross margins were offset by higher-than-budgeted delivery expenses. The prolonged downturn of construction in Florida continues to produce lower results in High Sierra’s asphalt business. Monroe Gas Storage (“MGS”), an underground natural gas storage joint venture, began commercial operations in 2009. MGS was not consolidated by High Sierra during 2009. On March 1, 2010, High Sierra assumed the role of operator of the facility. It is expected that the change will result in consolidation of MGS’s financial results by High Sierra going forward.

High Sierra continues to work on refinancing its bank credit facilities. Subsequent to February 28, 2010, the terms of the working capital facility were amended and it was also extended to May 31, 2010. The frequency and amount of High Sierra’s distribution payments are subject to both operating performance and terms of financing arrangements.

International Resource Partners LP (“IRP”)
IRP’s surface and underground coal mine operations in southern West Virginia are comprised of metallurgical and steam coal reserves, a coal washing and preparation plant, rail load-out facilities and a sales and marketing subsidiary. We hold board of director’s observation rights for IRP.

For the year ended December 31, 2009, IRP reported EBITDA results well in excess of its budget. In January 2010, IRP purchased certain assets of Miller Brothers Coal, LLC in eastern Kentucky for approximately $22.7 million net cash and a 1.0 percent royalty on future sales from the property. Lightfoot Capital Partners purchased 980,000 new Class A units in IRP to finance the majority of the transaction. The assets include both leased and owned properties with capacity for seven surface and three underground mines. The acquisition is not expected to significantly contribute to IRP’s EBITDA until 2011. With this transaction, IRP’s existing reserves will be approximately 82.4 million tons.

Mowood, LLC (“Mowood”)
Mowood is the holding company of Omega Pipeline, LLC (“Omega”). We hold 100 percent of the equity interests in Mowood and currently hold a seat on its board of directors. In February 2010, Mowood sold its wholly owned subsidiary, Timberline Energy, LLC, to Landfill Energy Systems, LLC.

Omega is a natural gas local distribution company located on the Fort Leonard Wood military installation in south central Missouri. Omega serves the natural gas and propane needs of Fort Leonard Wood and other customers in the surrounding area. Omega was slightly behind budget through January 2010. Omega’s performance is expected to be at or above budget in the following months as construction and growth projects at the Fort make larger contributions to profitability. Following the sale of Timberline, we made an additional investment of $750,000 in Omega to facilitate growth.

Quest Midstream Partners, L.P. (“Quest Midstream”)
Quest Midstream was formed by the spin-off of QRCP’s midstream coal bed methane natural gas gathering assets in the Cherokee Basin. Quest Midstream owns more than 2,000 miles of natural gas gathering pipelines (primarily serving QELP, an affiliate) and over 1,100 miles of interstate natural gas transmission pipelines in Oklahoma, Kansas and Missouri.

On February 8, 2010, QRCP and QELP announced that the Securities and Exchange Commission declared effective the Registration Statement of PostRock Energy Corporation (“PostRock”) on Form S-4. PostRock is a new corporation formed for the purpose of wholly owning all three Quest entities. The Form S-4 registered with the SEC PostRock’s common stock to be issued in connection with the merger of QRCP, QELP, and Quest Midstream.

PostRock announced on March 5, 2010 that shareholders of QRCP and QELP and unitholders of Quest Midstream approved the merger and PostRock began trading on the NASDAQ under the symbol “PSTR” on March 8, 2010. Upon closing of the merger, we received 490,769 freely tradable common units of PostRock in exchange for our 1,216,881 common units of Quest Midstream. PostRock is not expected to pay cash dividends. The merger changes the risk profile of our investment from primarily a gathering company to an integrated company that has increased drilling risk and commodity exposure.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana. We hold a seat on VantaCore’s board of directors.

VantaCore paid a quarterly cash distribution for their fourth quarter of $0.475 per unit, the minimum quarterly distribution, in February 2010. The operating results at VantaCore’s Clarksville facility continue to exceed budget, supported by two large projects and activity at the Fort Campbell military base. Overall construction activity in the area is down, but signs of improvement are becoming apparent with jobs for bid steadily increasing. Southern Aggregates continues to report disappointing results with volumes well below historical numbers. VantaCore has made significant changes to Southern Aggregates’ operations to reflect the lower volumes seen and VantaCore believes that 2010 will yield improved construction spending in the area.

Results of Operations

Comparison of the Three Months Ended February 28, 2010 and February 28, 2009
Investment Income: Investment income decreased $391,690 for the three months ended February 28, 2010 compared to the three months ended February 28, 2009. The decrease in investment income is primarily due to the sale of portfolio investments to pay down outstanding leverage. The weighted average yield to cost on our investment portfolio (excluding short-term investments) as of February 28, 2010 was 6.9 percent, as compared to 7.8 percent at February 28, 2009. The decrease in the weighted average yield to cost is primarily related to the sale of higher yielding publicly traded securities to pay down outstanding leverage.

Net Expenses: Net expenses decreased $237,551 during the three months ended February 28, 2010 as compared to the three months ended February 28, 2009. The decrease is primarily related to a reduction in base management fees payable to the Adviser and a decrease in interest expense resulting from the paydown of our outstanding leverage.

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

The following table represents DCF for the three months ended February 28, 2010 as compared to the three months ended February 28, 2009:

	For the three	For the three
	months ended	months ended
Distributable Cash Flow	February 28, 2010	February 28, 2009
Total from Investments
Distributions from investments	$1,488,756	$2,691,635
Interest income from investments	191,431	201,598
Dividends from money market mutual funds	217	725
Other income	10,392	15,000
Total from Investments	1,690,796	2,908,958

Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement by Adviser)	258,268	327,308
Other operating expenses	174,568	217,582
Total Operating Expenses, before Leverage Costs	432,836	544,890
Distributable cash flow before leverage costs	1,257,960	2,364,068
Leverage Costs	45,619	171,116
Distributable Cash Flow	$1,212,341	$2,192,952

Distributions paid on common stock	$1,180,152	$2,061,294

Payout percentage for period(1)	97%	94%

DCF/GAAP Reconciliation
Distributable Cash Flow	$1,212,341	$2,192,952
Adjustments to reconcile to Net Investment Income, before Income Taxes:
Distributions paid in stock(2)	—	28,136
Return of capital on distributions received from equity investments	(998,640)	(1,853,248)
Net Investment Income, before Income Taxes	$213,701	$367,840

(1)	Distributions paid as a percentage of Distributable Cash Flow.
(2)
The only distributions paid in stock for the three months ended February 28, 2009 were from Abraxas Energy Partners, L.P. which were paid in stock as a result of credit constraints and therefore were not included in DCF.

Distributions: The following table sets forth distributions for the three months ended February 28, 2010 as compared to the three months ended February 28, 2009.

Record Date	Payment Date	Amount
February 19, 2010	March 1, 2010	$0.1300
February 23, 2009	March 2, 2009	$0.2300

Net Investment Income: Net investment income for the three months ended February 28, 2010 was $181,007 after deferred tax expense as compared to $266,657 after deferred tax expense for the three months ended February 28, 2009. The variance in net investment income is primarily related to a decrease in investment income and corresponding decreases in net expenses during the current fiscal periods as described above.

Net Realized and Unrealized Gain (Loss): We had net unrealized appreciation of $2,491,319 (after deferred taxes) for the three months ended February 28, 2010 as compared to net unrealized depreciation of $9,376,241 (after deferred taxes) for the three months ended February 28, 2009. We had net realized gains for the three months ended February 28, 2010 of $1,345,197 (after deferred taxes) as compared to net realized losses for the three months ended February 28, 2009 of $362,331 (after deferred taxes). The net realized gains for the current period are primarily attributable to the sale of Mowood’s subsidiary, Timberline, as described in the Portfolio Company Monitoring section above.

Liquidity and Capital Resources
We may raise additional capital to support our future growth through equity offerings, rights offerings, and issuances of senior securities to the extent permitted by the 1940 Act and subject to market conditions. We generally may not issue additional common shares at a price below our net asset value (net of any sales load (underwriting discount)) without first obtaining approval of our stockholders and Board of Directors.

Contractual Obligations
We do not have any significant contractual payment obligations as of February 28, 2010.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings
For the three months ended February 28, 2010, the average principal balance and interest rate for the period during which the credit facility was utilized were $4,205,634 and 5.50 percent, respectively. We used proceeds from the sale of portfolio investments to pay off and terminate the credit facility on February 10, 2010.

Recent Developments
On March 1, 2010, the Company paid a distribution in the amount of $0.13 per common share, for a total of $1,180,152. Of this total, the dividend reinvestment amounted to $144,744.

On February 8, 2010, QRCP and QELP announced that the Securities and Exchange Commission declared effective the Registration Statement of PostRock on Form S-4. PostRock is a new corporation formed for the purpose of wholly owning all three Quest entities. The Form S-4 registered with the SEC PostRock’s common stock to be issued in connection with the merger of QRCP, QELP, and Quest Midstream.

PostRock announced on March 5, 2010 that shareholders of QRCP and QELP and unitholders of Quest Midstream approved the merger and PostRock began trading on the NASDAQ under the symbol “PSTR” on March 8, 2010. Upon closing of the merger, we received 490,769 freely tradable common units of PSTR in exchange for our 1,216,881 common units of Quest Midstream. PostRock is not expected to pay cash dividends. The merger changes the risk profile of our investment from primarily a gathering company to an integrated company that has increased drilling risk and commodity exposure.

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

As of February 28, 2010, the fair value of our investment portfolio (excluding short-term investments) totaled $76,924,737. We estimate that the impact of a 10 percent increase or decrease in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $4,807,027.

Debt investments in our portfolio may be based on floating or fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of February 28, 2010, we had no floating rate debt investments outstanding.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15 of the Securities Exchange Act of 1934) during the fiscal quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended February 28, 2010 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended February 28, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. OTHER INFORMATION

Not applicable

ITEM 5. EXHIBITS

Exhibit	Description
10.1	Expense Reimbursement Agreement dated as of February 17, 2010 by and between Tortoise Capital Resources Corporation and Tortoise Capital Advisors, LLC.(1)

10.2	Membership Interest Purchase Agreement, dated as of December 31, 2009, by and between Landfill Energy Systems LLC and Mowood, LLC, as amended by the First Amendment to Membership Interest Purchase Agreement, dated as of February 9, 2010, by and between Landfill Energy Systems, LLC and Mowood, LLC. Portions of this exhibit have been omitted subject to a pending request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, and in connection with that request an unredacted copy of this exhibit has been filed with the SEC.

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 26, 2010.

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

TORTOISE CAPITAL RESOURCES CORPORATION

Date: April 8, 2010	By:	/s/ Terry Matlack
Terry Matlack
Chief Financial Officer
(Principal Financial Officer)