Form 10-Q
period 2010-05-31
TORTOISE CAPITAL RESOURCES CORP
filed 2010-07-08
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
______________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of June 30, 2010 was 9,116,456.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

SIGNATURES

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	May 31, 2010	November 30, 2009
	(Unaudited)
Assets
Investments at fair value, control (cost $20,508,813 and $28,180,070, respectively)	$26,556,411	$33,458,046
Investments at fair value, affiliated (cost $31,804,095 and $52,676,299, respectively)	31,836,372	41,658,847
Investments at fair value, non-affiliated (cost $23,757,178 and $9,568,566, respectively)	17,726,201	8,865,047
Total investments (cost $76,070,086 and $90,424,935, respectively)	76,118,984	83,981,940
Receivable for Adviser expense reimbursement	51,617	49,843
Dividends receivable	89	87
Deferred tax asset	4,258,358	5,429,391
Prepaid expenses and other assets	98,919	16,792
Total assets	80,527,967	89,478,053

Liabilities
Base management fees payable to Adviser	309,703	299,060
Distribution payable to common stockholders	909,910	—
Accrued expenses and other liabilities	219,927	282,408
Short-term borrowings	—	4,600,000
Total liabilities	1,439,540	5,181,468
Net assets applicable to common stockholders	$79,088,427	$84,296,585

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding at May 31, 2010 and
November 30, 2009 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 9,099,037 shares issued and outstanding at
May 31, 2010 and 9,078,090 issued and outstanding at November 30, 2009
(100,000,000 shares authorized)	9,099	9,078
Additional paid-in capital	99,983,975	101,929,307
Accumulated net investment loss, net of income taxes	(3,248,338)	(3,304,416)
Accumulated realized loss, net of income taxes	(21,417,322)	(14,041,614)
Net unrealized appreciation (depreciation) of investments, net of income taxes	2,390,313	(1,666,470)
Net assets applicable to common stockholders	$79,088,427	$84,296,585
Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$8.69	$9.29

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
May 31, 2010
(Unaudited)

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (100%)(2)	$793,000	$5,117,346
	Downstream	Subordinated Debt (14.0% Due 12/31/10)(2)	5,300,000	5,300,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	14,271,871	15,933,650
		Incentive Distribution Rights (988)(2)(5)	143,941	205,415
Total Control Investments — 33.6%(3)			20,508,813	26,556,411

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	20,413,947	19,331,372
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,120,833	12,275,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,149,269	195,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	120,046	35,000
Total Affiliated Investments — 40.2%(3)			31,804,095	31,836,372

Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Unregistered Common Units (1,946,376)(5)(7)	2,895,234	5,099,505
Energy Transfer Partners, L.P.	Midstream	Common Units (23,600)(7)	1,125,470	1,040,760
Enterprise Products Partners L.P.	Midstream	Common Units (33,600)(7)	1,120,979	1,128,960
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,399,865	2,309,403
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	2,001,076	530,457
Kinder Morgan Management, LLC	Midstream	Common Units (19,950)(7)	1,139,279	1,105,037
ONEOK Partners, L.P.	Midstream	Common Units (17,100)(7)	1,030,282	1,024,461
PostRock Energy Corporation	Upstream	Common Units (460,300)(5)(7)	8,745,700	2,223,249
Williams Partners L.P.	Midstream	Common Units (29,100)(7)	1,119,482	1,084,557
Fidelity Institutional Government	Short-term	Class I Shares	2,179,812	2,179,812
Portfolio	investment
Total Non-affiliated Investments — 22.4%(3)			23,757,178	17,726,201
Total Investments — 96.2%(3)			$76,070,086	$76,118,984

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $58,923,240, which represents 74.5% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2009

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (99.5%)(2)	$4,077,499	$8,253,910
	Downstream	Subordinated Debt (9% Due 12/31/09)(2)	8,800,000	8,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	15,158,630	16,256,482
		Incentive Distribution Rights (988)(2)(5)	143,941	147,654
Total Control Investments — 39.7%(3)			28,180,070	33,458,046

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)	20,729,255	24,461,390
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,333,333	9,984,402
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,952,626	1,102,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	138,521	124,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,216,881)(2)(5)	19,522,564	5,987,055
Total Affiliated Investments — 49.4%(3)			52,676,299	41,658,847

Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Unregistered Common Units (1,946,376)(2)(5)(7)	2,895,234	3,297,009
Eagle Rock Energy Partners, L.P.	Midstream/	Unregistered Common Units (54,474)(2)(7)(8)	723,447	253,559
	Upstream
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,447,552	2,039,565
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)	2,003,487	1,776,068
Fidelity Institutional Government	Short-term	Class I Shares	1,498,846	1,498,846
Portfolio	investment
Total Non-affiliated Investments — 10.5%(3)			9,568,566	8,865,047
Total Investments — 99.6%(3)			$90,424,935	$83,981,940

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $80,443,529, which represents 95.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Investment Income
Distributions from investments
Control investments	$478,380	$579,215	$1,034,259	$1,158,430
Affiliated investments	224,999	836,038	1,081,891	1,665,376
Non-affiliated investments	144,020	465,272	220,005	1,776,490
Total distributions from investments	847,399	1,880,525	2,336,155	4,600,296
Less return of capital on distributions	(656,759)	(2,864,138)	(1,655,399)	(4,717,386)
Net distributions from investments	190,640	(983,613)	680,756	(117,090)
Interest income from control investments	189,622	202,400	381,053	403,998
Dividends from money market mutual funds	233	420	450	1,145
Fee income	8,688	15,000	19,080	30,000
Total Investment Income	389,183	(765,793)	1,081,339	318,053

Operating Expenses
Base management fees	309,704	338,186	619,626	730,955
Professional fees	153,693	145,017	238,855	274,109
Directors’ fees	33,271	22,080	59,432	43,737
Reports to stockholders	16,174	15,408	31,877	30,481
Administrator fees	14,456	15,782	28,916	34,111
Fund accounting fees	7,039	8,735	14,011	16,740
Registration fees	6,496	7,891	12,851	15,610
Stock transfer agent fees	3,462	3,403	6,592	6,584
Franchise tax expense	4,958	—	7,530	—
Custodian fees and expenses	2,755	4,673	4,330	7,760
Other expenses	12,754	13,025	25,232	24,464
Total Operating Expenses	564,762	574,200	1,049,252	1,184,551
Interest expense	—	256,842	45,619	427,958
Total Expenses	564,762	831,042	1,094,871	1,612,509
Less expense reimbursement by Adviser	(51,617)	(56,365)	(103,271)	(121,826)
Net Expenses	513,145	774,677	991,600	1,490,683
Net Investment Income, before Income Taxes	(123,962)	(1,540,470)	89,739	(1,172,630)
Deferred tax benefit (expense)	(967)	8,283	(33,661)	(92,900)
Net Investment Income (Loss)	(124,929)	(1,532,187)	56,078	(1,265,530)

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
(Continued)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on control investments	$585,000	$—	$2,163,001	$—
Net realized loss on affiliated investments	(9,607,112)	—	(9,624,557)	(173,145)
Net realized loss on non-affiliated investments	(1,239,501)	(7,335,157)	(1,211,889)	(7,661,830)
Net realized loss, before income taxes	(10,261,613)	(7,335,157)	(8,673,445)	(7,834,975)
Deferred tax benefit (expense)	1,540,708	(758,204)	1,297,737	(620,717)
Net realized loss on investments	(8,720,905)	(8,093,361)	(7,375,708)	(8,455,692)
Net unrealized appreciation (depreciation)
of control investments	(765,835)	3,029,773	769,622	3,157,483
Net unrealized appreciation (depreciation)
of affiliated investments	9,841,655	3,374,165	11,049,729	(4,903,883)
Net unrealized appreciation (depreciation)
of non-affiliated investments	(5,525,233)	9,978,917	(5,327,459)	5,195,197
Net unrealized appreciation, before income taxes	3,550,587	16,382,855	6,491,892	3,448,797
Deferred tax benefit (expense)	(1,985,123)	(3,284,590)	(2,435,109)	273,227
Net unrealized appreciation of investments	1,565,464	13,098,265	4,056,783	3,722,024
Net Realized and Unrealized Gain (Loss) on Investments	(7,155,441)	5,004,904	(3,318,925)	(4,733,668)
Net Increase (Decrease) in Net Assets Applicable to
Common Stockholders Resulting from Operations	$(7,280,370)	$3,472,717	$(3,262,847)	$(5,999,198)

Net Increase (Decrease) in Net Assets Applicable to Common
Stockholders Resulting from Operations Per Common Share:
Basic and Diluted	$(0.80)	$0.39	$(0.36)	$(0.67)
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,099,037	9,000,174	9,088,679	8,981,369

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the six	For the six
	months ended	months ended	Year ended
	May 31, 2010	May 31, 2009	November 30, 2009
	(Unaudited)	(Unaudited)
Operations
Net investment income (loss)	$56,078	$(1,265,530)	$(760,149)
Net realized loss on investments	(7,375,708)	(8,455,692)	(20,405,876)
Net unrealized appreciation of investments	4,056,783	3,722,024	21,177,019
Net increase (decrease) in net assets applicable to common stockholders
resulting from operations	(3,262,847)	(5,999,198)	10,994

Distributions to Common Stockholders
Return of capital	(2,090,055)	(3,231,540)	(5,582,473)
Total distributions to common stockholders	(2,090,055)	(3,231,540)	(5,582,473)

Capital Stock Transactions
Issuance of 20,947, 39,755 and 115,943 common shares from
reinvestment of distributions to stockholders, respectively	144,744	231,375	642,764
Net increase in net assets, applicable to common stockholders,
from capital stock transactions	144,744	231,375	642,764
Total decrease in net assets applicable to common stockholders	(5,208,158)	(8,999,363)	(4,928,715)

Net Assets
Beginning of period	84,296,585	89,225,300	89,225,300
End of period	$79,088,427	$80,225,937	$84,296,585
Accumulated net investment loss, net of income taxes,
at the end of period	$(3,248,338)	$(3,809,797)	$(3,304,416)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)

	For the six	For the six
	months ended	months ended
	May 31, 2010	May 31, 2009
Cash Flows From Operating Activities
Distributions received from investments	$2,336,155	$4,543,782
Interest and dividend income received	381,501	482,355
Fee income received	11,080	—
Purchases of long-term investments	(7,488,354)	(3,121,895)
Proceeds from sales of long-term investments	12,170,347	8,695,305
Purchases of short-term investments, net	(680,966)	(3,817,696)
Interest expense paid	(66,703)	(400,070)
Operating expenses paid	(1,027,656)	(1,083,662)
Net cash provided by operating activities	5,635,404	5,298,119

Cash Flows from Financing Activities
Advances from revolving line of credit	—	900,000
Repayments on revolving line of credit	(4,600,000)	(4,300,000)
Distributions paid to common stockholders	(1,035,404)	(1,829,919)
Net cash used in financing activities	(5,635,404)	(5,229,919)
Net change in cash	—	68,200
Cash — beginning of period	—	—
Cash — end of period	$—	$68,200

Reconciliation of net decrease in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities
Net decrease in net assets applicable to common stockholders resulting from operations	$(3,262,847)	$(5,999,198)
Adjustments to reconcile net decrease in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities:
Purchases of long-term investments	(7,488,354)	(3,178,408)
Return of capital on distributions received	1,655,399	4,717,386
Proceeds from sales of long-term investments	12,195,324	8,695,305
Purchases of short-term investments, net	(680,966)	(3,817,696)
Deferred income taxes, net	1,171,033	440,390
Realized gain on investments	8,673,445	7,834,975
Net unrealized appreciation of investments	(6,491,892)	(3,448,797)
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	(2)	77,211
Decrease in income tax receivable	—	212,054
Increase in prepaid expenses and other assets	(82,127)	(50,149)
Increase (decrease) in base management fees payable to Adviser,
net of expense reimbursement	8,869	(162,804)
Decrease in accrued expenses and other liabilities	(62,478)	(22,150)
Total adjustments	8,898,251	11,297,317
Net cash provided by operating activities	$5,635,404	$5,298,119

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$144,744	$231,375

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the six	For the six
	months ended	months ended	Year ended
	May 31, 2010	May 31, 2009	November 30, 2009
	(Unaudited)	(Unaudited)
Per Common Share Data(1)
Net Asset Value, beginning of period	$9.29	$9.96	$9.96
Income (loss) from Investment Operations:
Net investment income (loss)(2)	0.01	(0.14)	(0.08)
Net realized and unrealized gain (loss) on investments(2)	(0.38)	(0.55)	0.03
Total decrease from investment operations	(0.37)	(0.69)	(0.05)
Less Distributions to Common Stockholders:
Return of capital	(0.23)	(0.36)	(0.62)
Total distributions to common stockholders	(0.23)	(0.36)	(0.62)
Net Asset Value, end of period	$8.69	$8.91	$9.29
Per common share market value, end of period	$5.80	$4.45	$6.23
Total Investment Return, based on net asset value(3)	(3.00)%	(4.39)%	4.19%
Total Investment Return, based on market value(4)	(3.46)%	(8.71)%	33.57%

Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000’s)	$79,088	$80,226	$84,297
Ratio of expenses (including current and deferred income tax expense (benefit))
to average net assets(5)(6)	5.03%	4.42%	3.48%
Ratio of expenses (excluding current and deferred income tax expense (benefit))
to average net assets(5)(7)	2.31%	3.41%	3.18%
Ratio of net investment income (loss) to average net assets before current
and deferred income tax expense (benefit)(5)(7)	0.21%	(2.68)%	(1.03)%
Ratio of net investment income (loss) to average net assets after current
and deferred income tax expense (benefit)(5)(6)	(2.51)%	(3.69)%	(1.33)%
Portfolio turnover rate(5)	19.31%	6.64%	7.43%
Short-term borrowings, end of period (000’s)	—	$18,800	$4,600
Asset coverage, per $1,000 of short-term borrowings(8)	—	$5,267	$19,325
Asset coverage ratio of short-term borrowings(8)	—	527%	1,933%

(1)	Information presented relates to a share of common stock outstanding for the entire period.
(2)	The per common share data for the year ended November 30, 2009 does not reflect the change in estimate of investment income and return of capital, as described in Note 2D.
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
(6)
For the six months ended May 31, 2010, the Company accrued $1,171,033 in deferred income tax expense, net. For the six months ended May 31, 2009, the Company accrued $440,390 in deferred income tax expense, net. For the year ended November 30, 2009, the Company accrued $254,356 in deferred income tax expense, net.

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
May 31, 2010

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

The Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments. An independent valuation firm has been engaged by the Board of Directors to provide independent, third-party valuation consulting services based on procedures that the Board of Directors has identified and may ask them to perform from time to time on all or a selection of private investments as determined by the Board of Directors. The multi-step valuation process is specific to the level of assurance that the Board of Directors requests from the independent valuation firm. For positive assurance, the process is as follows:
  The independent valuation firm prepares the preliminary valuations and the supporting analysis. At May 31, 2010, the independent valuation firm performed positive assurance valuation procedures on five portfolio companies comprising approximately 99.6 percent of the total fair value of restricted investments;

  The investment professionals of the Adviser review the preliminary valuations and supporting analyses, and consider and assess, as appropriate, any changes that may be required to the preliminary valuations;

  The Investment Committee of the Adviser reviews the preliminary valuations and supporting analyses, and considers and assesses, as appropriate, any changes that may be required to the preliminary valuations;

  The Board of Directors assesses the valuations and ultimately determines the fair value of each investment in the Company’s portfolio in good faith.
C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three and six months ended May 31, 2010, the Company received $8,688 and $19,080 in fee income, respectively. For the three and six months ended May 31, 2009, the Company received $15,000 and $30,000 in fee income, respectively.

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

For the period from December 1, 2009 through May 31, 2010, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company has estimated approximately 29 percent as investment income and approximately 71 percent as return of capital.

E. Distributions to Stockholders — The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. If the Company has outstanding leverage, it may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2009 and the period ended May 31, 2010, the Company’s distributions for book purposes were comprised of 100 percent return of capital. For the year ended November 30, 2009, the Company’s distributions for tax purposes were comprised of 100 percent return of capital. The tax character of distributions paid to common stockholders in the current year will be determined subsequent to November 30, 2010.

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

I. Recent Accounting Pronouncement

Standard on Fair Value Measurement
On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, and requires additional disclosures regarding fair value measurements. Specifically, the amendment requires reporting entities to disclose (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfer, and (iii) purchases, sales, issuances, and settlements on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009; however, the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. The Company has adopted the disclosures required by this amendment, which did not have a material impact on the financial statements.

3. Concentration of Risk
The Company invests primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream segment and coal/aggregates segments, of the U.S. energy infrastructure sector. The Company may, for defensive purposes, temporarily invest all or a significant portion of its assets in investment grade securities, short-term debt securities and cash or cash equivalents. To the extent the Company uses this strategy it may not achieve its investment objective.

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

On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser reimbursed the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On November 11, 2008, the Company entered into an Expense Reimbursement Agreement with the Adviser, for which the Adviser reimbursed the Company for certain expenses incurred beginning January 1, 2009 and ending December 31, 2009 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On February 17, 2010, the Company entered into an Expense Reimbursement Agreement with the Adviser under which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. During the three and six months ended May 31, 2010, the Adviser reimbursed the Company $51,617 and $103,271, respectively. During the three and six months ended May 31, 2009, the Adviser reimbursed the Company $56,365 and $121,826, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three and six months ended May 31, 2010 and May 31, 2009, the Company accrued no investment income fees.

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

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the three and six months ended May 31, 2010 and May 31, 2009, the Company accrued no capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations.

The Company has engaged U.S. Bancorp Fund Services, LLC to serve as the Company’s fund accounting services provider. The Company pays the provider a monthly fee computed at an annual rate of $24,000 on the first $50,000,000 of the Company’s Net Assets, 0.0125 percent on the next $200,000,000 of Net Assets, 0.0075 percent on the next $250,000,000 of Net Assets and 0.0025 percent on the balance of the Company’s Net Assets.

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

U.S. Bank, N.A. serves as the Company’s custodian. The Company pays the custodian a monthly fee computed at an annual rate of 0.004 percent of the Company’s portfolio assets, subject to a minimum annual fee of $4,800, plus portfolio transaction fees.

5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of May 31, 2010 and November 30, 2009 are as follows:

	May 31, 2010	November 30, 2009
Deferred tax assets:
Organization costs	$(23,344)	$(24,456)
Net unrealized loss on investment securities	—	(2,416,767)
Basis addition of investments in partnerships	(111,901)	—
Capital loss carryforwards	(4,993,762)	(6,084,585)
Net operating loss carryforwards	(4,136,416)	(5,112,040)
AMT and State of Kansas credit	(5,039)	(5,039)
Valuation allowance	4,993,762	3,038,089
	(4,276,700)	(10,604,798)
Deferred tax liabilities:
Basis reduction of investment in partnerships	—	5,175,407
Net unrealized gain on investment securities	18,342	—
Total net deferred tax asset	$(4,258,358)	$(5,429,391)

At May 31, 2010, the Company has recorded a valuation allowance in the amount of $4,993,762 for a portion of its deferred tax asset which it does not believe will, more likely than not, be realized. The Company estimates, based on existence of sufficient evidence, primarily regarding the amount and timing of distributions to be received from portfolio companies, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of May 31, 2010, the Company had no uncertain tax positions and no interest or penalties were accrued. All tax years since inception remain open to examination by federal and state tax authorities.

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

	For the three	For the three
	months ended	months ended
	May 31, 2010	May 31, 2009
Application of statutory income tax rate	$(2,323,896)	$2,552,458
State income taxes, net of federal taxes	(239,908)	208,701
Change in deferred tax valuation allowance	3,009,186	1,273,352
Total income tax expense	$445,382	$4,034,511

	For the six	For the six
	months ended	months ended
	May 31, 2010	May 31, 2009
Application of statutory income tax rate	$(711,217)	$(1,889,994)
State income taxes, net of federal taxes	(73,423)	(154,535)
Change in deferred tax valuation allowance	1,955,673	2,484,919
Total income tax expense	$1,171,033	$440,390

The provision for income taxes is computed by applying the federal statutory rate plus a blended state income tax rate. The components of income tax include the following for the periods presented:

	For the three	For the three
	months ended	months ended
	May 31, 2010	May 31, 2009
Deferred tax expense
Federal	$403,706	$3,729,564
State	41,676	304,947
Total deferred expense	$445,382	$4,034,511

	For the six	For the six
	months ended	months ended
	May 31, 2010	May 31, 2009
Deferred tax expense
Federal	$1,061,453	$407,103
State	109,580	33,287
Total deferred expense	$1,171,033	$440,390

The deferred income tax expense for the three month and six month periods ended May 31, 2010 and May 31, 2009 includes the impact of the change in valuation allowance for such respective periods.

As of November 30, 2009, the Company had a net operating loss for federal income tax purposes of approximately $14,025,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,911,000, $3,369,000 and $6,745,000 in the years 2027, 2028 and 2029, respectively. As of November 30, 2009, the Company had a capital loss carryforward of approximately $16,000,000 which may be carried forward for 5 years. If not utilized, this capital loss will expire in the year ending November 30, 2014. The amount of the deferred tax asset for these items at May 31, 2010 also includes amounts for the period from December 1, 2009 through May 31, 2010. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2009, an alternative minimum tax credit of $3,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	May 31, 2010	November 30, 2009
Aggregate cost for federal income tax purposes	$76,368,409	$76,627,528
Gross unrealized appreciation	13,007,666	15,304,091
Gross unrealized depreciation	(13,257,091)	(7,949,679)
Net unrealized appreciation	$(249,425)	$7,354,412

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of May 31, 2010 and November 30, 2009. These assets are measured on a recurring basis.

May 31, 2010
	Fair Value at
Description	May 31, 2010	Level 1	Level 2	Level 3
Equity Investments	$68,639,172	$15,015,932	$—	$53,623,240
Debt Investments	5,300,000	—	—	5,300,000
Short-Term Investments	2,179,812	2,179,812	—	—
Total Investments	$76,118,984	$17,195,744	$—	$58,923,240

November 30, 2009
	Fair Value at
Description	November 30, 2009	Level 1	Level 2	Level 3
Equity Investments	$73,683,094	$2,039,565	$3,297,009	$68,346,520
Debt Investments	8,800,000	—	—	8,800,000
Short-Term Investments	1,498,846	1,498,846	—	—
Total Investments	$83,981,940	$3,538,411	$3,297,009	$77,146,520

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the six months ended May 31, 2010 and May 31, 2009, are as follows:

	Six months ended	Six months ended
	May 31, 2010	May 31, 2009
Fair value beginning balance	$77,146,520	$85,728,339
Total realized and unrealized losses included in net decrease
in net assets applicable to common stockholders	(6,745,767)	(4,465,681)
Purchases	750,000	571,513
Sales	(10,696,822)	—
Return of capital adjustments impacting cost basis of securities	(1,530,691)	(3,727,780)
Fair value ending balance	$58,923,240	$78,106,391
The amount of total gains (losses) for the period included in net increase (decrease)
in net assets applicable to common stockholders attributable to the change in
unrealized gains (losses) relating to assets still held at the reporting date	$(2,959,357)	$(4,119,392)

During the six months ended May 31, 2010, $3,406,158 of equity investments were transferred from Level 2 to Level 1. These securities became eligible for resale pursuant to Rule 144 under the 1933 Act and, therefore, were valued at the common share market price for its counterpart using readily available market quotations from the principal market.

7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The following tables show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value, fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of May 31, 2010 and November 30, 2009.

May 31, 2010
		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	$24,828,836	$19,331,372	$18.54	24.4%
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	530,457	N/A	0.7
			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	12,275,000	24.55	15.5
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,149,269	195,000	0.15	0.2
Partners, LP(1)			4/2/08
LSMP GP, LP(1)	GP LP Units	180	7/27/07-	120,046	35,000	194.44	0.1
			4/2/08
Mowood, LLC(1)	Equity Interest	100%	6/5/06-	1,000,000	5,117,346	N/A	6.5
			8/4/08
	Subordinated Debt	$5,300,000	6/5/06-	5,300,000	5,300,000	N/A	6.7
			2/22/10
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	15,933,650	17.07	20.1
			8/4/08
	Incentive Distribution	988	5/21/07-	143,936	205,415	207.91	0.3
	Rights		8/4/08
				$63,828,505	$58,923,240		74.5%

(1)	See Note 9 — Investment Transactions for additional information.

November 30, 2009
		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
Abraxas Petroleum	Unregistered Common	1,946,376	10/5/09	$2,895,234	$3,297,009	$1.69	3.9%
Corporation	Units
Eagle Rock Energy	Unregistered Common	54,474	10/1/08	749,018	253,559	4.65	0.3
Partners, L.P.(1)	Units
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	24,828,836	24,461,390	23.46	29.0
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	1,776,068	N/A	2.1
			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	9,984,402	19.97	11.8
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,952,626	1,102,000	0.83	1.3
Partners, LP(2)			4/2/08
LSMP GP, LP(2)	GP LP Units	180	7/27/07-	138,521	124,000	688.89	0.2
			4/2/08
Mowood, LLC	Equity Interest	99.5%	6/5/06-	5,000,000	8,253,910	N/A	9.8
			8/4/08
	Subordinated Debt	$8,800,000	6/5/06-	8,800,000	8,800,000	N/A	10.4
			12/8/08
Quest Midstream	Common Units	1,180,946	12/22/06-	22,200,001	5,987,055	4.92	7.1
Partners, L.P.			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	16,256,482	17.42	19.3
			8/4/08
	Incentive Distribution	988	5/21/07-	143,936	147,654	149.45	0.2
	Rights		8/4/08
				$97,994,590	$80,443,529		95.4%

(1)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 — Investment Transactions for additional information.
(2)	See Note 9 — Investment Transactions for additional information.

8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of May 31, 2010 amounted to $58,392,783, representing 73.8 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2009 amounted to $75,116,893, representing 89.1 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at May 31, 2010 or during the six months then ended and at November 30, 2009 or during the year then ended is as follows:

May 31, 2010

	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/09	Additions	Reductions	(Loss)	Received	5/31/10	5/31/10
High Sierra Energy, LP(1)	1,042,685	$—	$—	$—	$656,892	1,042,685	$19,331,372
International Resource Partners LP	500,000	—	—	—	425,000	500,000	12,275,000
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(787,133)	(16,224)	—	1,327,900	195,000
LSMP GP, LP(1)(2)	180	—	(17,254)	(1,221)	—	180	35,000
Mowood, LLC Subordinated Debt(2)	$8,800,000	750,000	(4,250,000)	—	381,053	$5,300,000	5,300,000
Mowood, LLC Equity Interest(2)	99.5%	—	(5,335,000)	2,163,001	147,500	100%	5,117,346
Quest Midstream Partners, L.P.	1,216,881	—	(9,915,452)	(9,607,112)	—	—	—
VantaCore Partners LP Common Units	933,430	—	—	—	886,758	933,430	15,933,650
VantaCore Partners LP Incentive	988	—	—	—	—	988	205,415
Distribution Rights(2)
		$750,000	$(20,304,839)	$(7,461,556)	$2,497,203		$58,392,783

(1)	Currently non-income producing.
(2)	See Note 9 — Investment Transactions for additional information.

November 30, 2009
	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/08	Additions	Reductions	(Loss)	Received	11/30/09	11/30/09
High Sierra Energy, LP	1,042,685	$—	$—	$—	$2,579,159	1,042,685	$24,461,390
International Resource Partners LP	500,000	—	—	—	800,000	500,000	9,984,402
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(1,128,428)	(363,932)	—	1,327,900	1,102,000
LSMP GP, LP(1)(2)	180	—	(55,353)	25,360	—	180	124,000
Mowood, LLC Subordinated Debt	$7,050,000	1,750,000	—	—	807,848	$8,800,000	8,800,000
Mowood, LLC Promissory Notes	$1,235,000	—	(1,235,000)	—	—	—	—
Mowood, LLC Equity Interest	99.6%	—	—	—	450,000	99.5%	8,253,910
Quest Midstream Partners, L.P.(2)	1,180,946	—	—	—	—	1,216,881	5,987,055
VantaCore Partners LP Common Units	933,430	—	—	—	1,820,189	933,430	16,256,482
VantaCore Partners LP Incentive	988	—	—	—	—	988	147,654
Distribution Rights(2)
		$1,750,000	$(2,418,781)	$(338,572)	$6,457,196		$75,116,893

(1)	See Note 9 — Investment Transactions for additional information.
(2)	Currently non-income producing. Additional units held at 11/30/09 resulted from paid-in-kind distribution to private investors in October 2009.

9. Investment Transactions
For the six months ended May 31, 2010, the Company purchased (at cost) securities in the amount of $7,488,354 and sold securities (at proceeds) in the amount of $12,195,324 (excluding short-term debt securities). For the six months ended May 31, 2009, the Company purchased (at cost) securities in the amount of $3,178,408 and sold securities (at proceeds) in the amount of $8,695,305 (excluding short-term debt securities).

On February 9, 2010, Mowood, LLC (“Mowood”) closed the sale of its wholly owned subsidiary, Timberline Energy, LLC (“Timberline”), to Landfill Energy Systems, LLC. Timberline is an owner and developer of projects that convert landfill gas to energy. Mowood continues its ownership and operation of Omega Pipeline Company, LLC (“Omega”), a local distribution company which serves the natural gas and propane needs of Fort Leonard Wood and other customers in south central Missouri.

The Company received initial proceeds from the sale of $9,000,000, which were used to pay off the outstanding balance on its credit facility and to fund an additional investment of $750,000 in Omega to facilitate growth. The Company used the remaining proceeds to invest according to its stated investment policies, which included investments in publicly-traded securities. In May 2010, the Company received additional capital gain proceeds of $585,000 from Mowood as a result of a contingent payment from the sale of Timberline. The Company may receive additional contingent and escrow payments from the Timberline sale currently expected to total approximately $1.6 million.

On July 17, 2008, LONESTAR Midstream Partners LP (“LONESTAR”) closed a transaction with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of its gas gathering and transportation assets. LONESTAR distributed substantially all of the initial sales proceeds to its limited partners but did not redeem partnership interests. The Company received a distribution of $10,476,511 in cash, 468,001 newly issued unregistered common units of PVR, and 59,503 unregistered common units of Penn Virginia GP Holdings, L.P. (NYSE: PVG). On February 3, 2009, the Company received a distribution of 37,305 freely tradable common units of PVR and 4,743 freely tradable common units of PVG. On July 17, 2009, the Company received an additional distribution of 37,304 freely tradable common units of PVR and 4,744 freely tradable common units of PVG. On December 31, 2009, the Company received a cash distribution from LONESTAR of $804,387. For purposes of the capital gain incentive fee, the realized gain totals $1,756,189. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations. There are also two future contingent payments due from LONESTAR which are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved. If received, the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The fair value of the LONESTAR and LSMP GP, LP units, which totals $230,000 as of May 31, 2010, is based on unobservable inputs related to the potential receipt of these future payments relative to the sales transaction.

On October 1, 2008, Millennium sold its partnership interests to Eagle Rock Energy Partners, L.P. (“EROC”) for approximately $181,000,000 in cash and approximately four million EROC unregistered common units. In exchange for its Millennium partnership interests, the Company received $13,687,081 in cash and 373,224 EROC unregistered common units with an aggregate basis of $5,044,980 for a total implied value at closing of approximately $18,732,061. In addition, 253,113 EROC unregistered common units were placed in escrow for 18 months from the date of the transaction. During this 18 month period, various claims were made against the escrow fund, resulting in the disbursement of 88,778 common units back to EROC. In August 2009, the Company received an escrow release of 118,311 freely tradable EROC common units, and on April 1, 2010, the escrow termination date, the Company received the final balance of freely tradable EROC common units in the escrow account of 46,024 units. On May 31, 2010, the Company recorded a receivable and a corresponding realized gain in the amount of $24,977, representing the amount due from EROC related to insurance proceeds it received from previous hurricane damage claims for the North Terrebone plant. For purposes of the capital gain incentive fee, the realized gain totals $3,516,639, which excludes that portion of the fee that would be due as a result of cash distributions which were characterized as return of capital. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations.

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

For the six months ended May 31, 2010, the average principal balance and interest rate for the period during which the credit facility was utilized were $4,205,634 and 5.50 percent, respectively.

11. Common Stock
The Company has 100,000,000 shares authorized and 9,099,037 shares outstanding at May 31, 2010.

Shares at November 30, 2009	9,078,090
Shares issued through reinvestment of distributions	20,947
Shares at May 31, 2010	9,099,037

12. Warrants
At May 31, 2010 and November 30, 2009, the Company had 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lockup period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Net increase (decrease) in net assets applicable to
common stockholders resulting from operations	$(7,280,373)	$3,472,717	$(3,262,847)	$(5,999,198)
Basic weighted average shares	9,099,037	9,000,174	9,088,679	8,981,369
Average warrants outstanding(1)	—	—	—	—
Diluted weighted average shares	9,099,037	9,000,174	9,088,679	8,981,369
Basic and diluted net increase (decrease) in net assets
applicable to common stockholders resulting from
operations per common share	$(0.80)	$0.39	$(0.36)	$(0.67)

(1)
Warrants to purchase shares of common stock at $15.00 per share were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

14. Subsequent Events
The Company has performed an evaluation of subsequent events through the date the financial statements were issued and has determined that no additional items require recognition or disclosure.

On June 1, 2010, the Company paid a distribution in the amount of $0.10 per common share, for a total of $909,904. Of this total, the dividend reinvestment amounted to $97,724.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the six months ended May 31, 2010, the aggregate compensation paid by the Company to the independent directors was $57,000. The Company did not pay any special compensation to any of its directors or officers.

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

Statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,”“should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part I, Item 1A. of our most recent Annual Report filed on Form 10-K.

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

We seek to invest in companies operating in the U.S. energy infrastructure sector, primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and to a lesser extent the upstream, and coal/aggregates segments. Companies in the midstream segment of the energy infrastructure sector engage in the business of transporting, processing or storing natural gas, natural gas liquids, crude oil, refined petroleum products and renewable energy resources. Companies in the downstream segment of the energy infrastructure sector engage in distributing or marketing such commodities, and companies in the upstream segment of the energy infrastructure sector engage in exploring, developing, managing or producing such commodities. The energy infrastructure sector also includes producers and processors of coal and aggregates, two business segments that also are eligible for master limited partnership (“MLP”) status. We seek to invest in companies in the energy infrastructure sector that generally produce stable cash flows as a result of their fee-based revenues and proactive hedging programs which help to limit direct commodity price risk.

Performance Review and Investment Outlook
Our second quarter resulted in a decrease in both our net asset value and our stock price. Our net asset value as of May 31, 2010 was $8.69 per share, as compared to $9.60 per share at February 28, 2010, a decrease of approximately 9 percent. The decline in net asset value is largely attributable to a decrease in the fair value of our largest holding, High Sierra Energy, LP (High Sierra), as a result of the developments discussed below, as well as a significant decline in the market value of PostRock Energy Corporation (NASDAQ: PSTR), for which we received a substantial number of shares in exchange for our Quest Midstream units upon closing of the merger in March. Total investment return, based on our net asset value and assuming reinvestment of distributions, was -3.00 percent for the quarter ending May 31, 2010. We issued a press release on May 12, 2010 announcing our second quarter distribution of $0.10 per share, compared to our prior quarter distribution of $0.13 per share, and discussed unfavorable developments within our portfolio. Subsequently, our stock price declined, closing on May 31, 2010 at $5.80 per share, compared to $6.85 per share as of February 28, 2010. Our total investment return, based on market value and assuming reinvestment of distributions, was -3.46 percent for the three months ended May 31, 2010.

As previously reported, High Sierra was unable to declare a cash distribution this quarter as a result of a credit agreement covenant default with its bank. High Sierra’s results from operations were sufficient to support a distribution at or above the minimum quarterly distribution (MQD) level of $0.45 per share; however, High Sierra was unable to receive a waiver from its bank to allow a cash distribution in light of the technical default. High Sierra distributed $0.63 per common unit last quarter. The distribution suspension decreased our distributable cash flow by approximately $0.07 per share. High Sierra is engaged in continuing discussions with its lenders and expects to be successful in reaching a long-term solution. If High Sierra resumes cash distributions at the MQD level, we could maintain our $0.10 -$0.11 per share quarterly distribution, absent any additional adjustments. High Sierra reported year-to-date operating results through April 2010 significantly below budget. The fair value of High Sierra, inclusive of our interest in the general partner, declined by approximately $5.8 million this quarter.

PostRock Energy Corp (NASDAQ: PSTR), the new corporation formed for the purpose of wholly owning all three Quest entities, announced on March 5, 2010 that shareholders of Quest Resource Corporation (QRCP) and Quest Energy Partners, L.P. (QELP) and unitholders of Quest Midstream Partners approved the merger. We received 490,769 freely tradable common units of PostRock in exchange for our 1,216,881 common units of Quest Midstream. PostRock began trading on the NASDAQ on March 8, 2010, opening at $19.00 per unit and closing at $16.36 per unit. Subsequently, the stock price declined significantly. We held 460,300 common units of PostRock as of May 31, 2010 at a fair value of $4.83 per unit, the NASDAQ closing price on that date.

In May, we received additional capital gain proceeds of $585,000 from Mowood, LLC as a result of a contingent payment from the February sale of its Timberline Energy subsidiary. We elected to include the capital gain proceeds from Mowood in our distribution over the next two quarters, enabling us to distribute $0.10 per share this quarter. We may receive additional contingent and escrow payments from the Timberline sale currently expected to total approximately $1.6 million. Mowood’s subsidiary, Omega Pipeline, continues to perform at budget and provides a 14 percent yield-to-original cost on both our debt and equity investments. The fair value of Mowood is essentially flat this quarter as compared to last quarter.

The fair value of International Resource Partners LP (IRP) increased by approximately $1.8 million this quarter. The strong met coal market and IRP’s improved production and cost controls have yielded year-to-date performance significantly above budget. IRP also announced a quarterly distribution increase from $0.40 per unit to $0.45 per unit.

As of May 31, 2010, the value of our investment portfolio (excluding short-term investments) was $73.9 million, including equity investments of $68.6 million and debt investments of $5.3 million. Our portfolio is diversified among approximately 49 percent midstream and downstream investments, 13 percent upstream, and 38 percent in aggregates and coal. The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of May 31, 2010 was 5.1 percent. A summary of our investments follows:

					Current
			Amount		Yield on
Name of Portfolio	Nature of its	Securities	Invested	Fair Value	Amount
Company (Segment)	Principal Business	Held by Us	(in millions)	(in millions)(1)	Invested(2)
Abraxas Petroleum Corporation (Upstream)(3)	Acquisition, development, exploration, and production of oil and gas principally in the Rocky Mountain, Mid-Continent, Permian Basin, and Gulf Coast regions of the United States	Common Units	$2.9	$5.1	0.0%

Energy Transfer Partners, L.P. (Midstream)	Owns and operates natural gas gathering and transportation pipelines, with natural gas treating and processing assets located in Texas, Oklahoma, and Louisiana	Common Units	1.2	1.1	7.4

Enterprise Products Partners, L.P. (Midstream)	Owns and operates natural gas, natural gas liquids and petroleum pipelines and storage facilities as well as natural gas processing facilities	Common Units	1.1	1.1	6.7

EV Energy Partners, L.P. (Upstream)	Acquirer, producer and developer of oil and gas properties in the Appalachian Basin, the Monroe field in Louisiana, Michigan, the Austin Chalk, South Central Texas, the Permian Basin, the San Juan Basin and the Mid-continent area	Common Units	2.7	2.3	8.8

High Sierra Energy, LP (Midstream)(3)	Marketing, processing, storage and transportation of hydrocarbons and processing and disposal of oilfield produced water with operations primarily in Colorado, Wyoming, Oklahoma, Florida and Mississippi	Common Units	24.8	19.3	0.0

High Sierra Energy GP, LLC (Midstream)(3)(4)	General Partner of High Sierra Energy, LP	Equity Interest	2.0	0.5	0.0

International Resource Partners LP (Coal)	Operator of both metallurgical and steam coal mines and related assets in Central Appalachia and eastern Kentucky	Class A Units	10.0	12.3	9.0

					Current
			Amount		Yield on
Name of Portfolio	Nature of its	Securities	Invested	Fair Value	Amount
Company (Segment)	Principal Business	Held by Us	(in millions)	(in millions)(1)	Invested(2)
Kinder Morgan Management, LLC (Midstream)	Owns and operates natural gas, refined product and crude oil transportation and storage assets as well as enhanced oil recovery	Common Units	$1.1	$1.1	7.5%

LONESTAR Midstream Partners, LP (Midstream)(5)	LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P (PVR) in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale	Class A Units	2.2	0.2	N/A

LSMP GP, LP (Midstream)(5)	Indirectly owns General Partner of LONESTAR Midstream Partners, LP	GP LP Units	0.1	0.1	N/A

Mowood, LLC (Midstream/ Downstream)(6)	Natural gas distribution and gas marketing in central Missouri	Equity interest	1.0	5.1	14.0

		Subordinated Debt	5.3	5.3	14.0

ONEOK Partners, L.P. (Midstream)	Owns and operates natural gas gathering, processing, storage and transportation assets in the Mid-Continent region as well as natural gas liquids systems connecting NGL supply in Mid-Continent, Gulf Coast and Rocky Mountain Region.	Common Units	1.1	1.0	7.2

PostRock Energy Corporation (Upstream)(3)	Vertically integrated energy company involved in the acquisition, development, exploration, production and transportation of natural gas	Common Units	8.8	2.2	0.0

VantaCore Partners LP (Aggregates)	Acquirer and operator of aggregate companies, with quarry and asphalt operations in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana	Common Units and Incentive Distribution Rights	18.4	16.1	9.6

Williams Partners, L.P. (Midstream)	Owns and operates interstate natural gas pipelines as well as natural gas and NGL storage and processing	Common Units	1.1	1.1	6.7

			$83.8	$73.9

(1)	Fair value as of May 31, 2010.
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
(5)
LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P in July 2008. LONESTAR has no continuing operations, but currently holds rights to receive future payments from PVR relative to the sale. The cost basis and the fair value of the LONESTAR and LSMP GP, LP units as of May 31, 2010 are related to the potential receipt of those future payments. Since this investment is not deemed to be “active”, the yield is not meaningful and we have excluded it from our weighted average yield to cost on investments as described below in Results of Operations.

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

High Sierra was unable to declare a cash distribution this quarter as a result of a credit agreement covenant default with its bank. High Sierra’s results from operations were sufficient to support a distribution at or above the minimum quarterly distribution (MQD) level of $0.45 per share; however, the company was unable to receive a waiver from its bank to allow a cash distribution in light of the technical default. High Sierra distributed $0.63 per common unit last quarter. High Sierra is engaged in continuing discussions with its lenders and expects to be successful in reaching a long-term solution. High Sierra reported year-to-date operating results through April 2010 significantly below budget, primarily from its business units Centennial Energy (natural gas liquids marketing) and Monroe Gas Storage (underground natural gas storage). Additionally, due to unfavorable commodity prices for natural gas, wet weather conditions and increased competition in the water disposal and related water truck transportation business in Oklahoma, High Sierra is essentially shutting down operations at National Coal County, an Oklahoma based water transportation and disposal service company acquired in 2007, resulting in a significant goodwill impairment charge.

International Resource Partners LP (“IRP”)
IRP’s surface and underground coal mine operations in southern West Virginia are comprised of metallurgical and steam coal reserves, a coal washing and preparation plant, rail load-out facilities and a sales and marketing subsidiary. In addition, IRP owns and leases assets in eastern Kentucky with capacity for seven surface and three underground mines. We hold board of director’s observation rights for IRP.

IRP announced a quarterly distribution increase from $0.40 per unit to $0.45 per unit effective this quarter. IRP reported year-to-date operating results through April 2010 well in excess of its budget. Due to the significant improvement in operations during the first four months of 2010, management revised upward its forecast for 2010. However, the Massey Upper Big Branch Mine explosion may result in increased regulatory scrutiny by the state and federal enforcement agencies which could have a negative impact on IRP and the entire industry over the long run.

Mowood, LLC (“Mowood”)
Mowood is the holding company of Omega Pipeline, LLC (“Omega”). We hold 100 percent of the equity interests in Mowood and currently hold a seat on its board of directors.

Omega is a natural gas local distribution company located on the Fort Leonard Wood military installation in south central Missouri. Omega serves the natural gas and propane needs of Fort Leonard Wood and other customers in the surrounding area. Omega was slightly behind budget through April 2010 but is expected to be at or above budget in the following months as construction and growth projects at the Fort make contributions to profitability.

In February 2010, Mowood sold its wholly owned subsidiary, Timberline Energy, LLC, to Landfill Energy Systems, LLC. In May, we received additional capital gain proceeds of $585,000 from Mowood, LLC as a result of a contingent payment from the sale of Timberline Energy. We may receive additional contingent and escrow payments from the Timberline sale currently expected to total approximately $1.6 million.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana. We hold a seat on VantaCore’s board of directors.

VantaCore maintained its quarterly cash distribution of $0.475 per unit, the minimum quarterly distribution, in May 2010. In April 2010, VantaCore completed its capital raise of approximately $100 million with a large institutional investor. The additional capital is expected to be used to take advantage of growth opportunities for the company. The company experienced some flooding at its Clarksville, Tennessee quarry in May but is now back up and running. VantaCore reported year-to-date EBITDA through April 2010 slightly below budget. The Southern Aggregates property in Louisiana continues to fall short of budget but the company is optimistic that recent signs of improvement in the building industry in the area, along with cost cutting measures imposed by management, will help improve their performance.

Results of Operations
Comparison of the Three and Six Months Ended May 31, 2010 and May 31, 2009
Investment Income: Investment income totaled $389,180 and $1,081,339 for the three and six months ended May 31, 2010, respectively. This represents an increase of $1,154,973 and $763,286, respectively, as compared to the three and six months ended May 31, 2009. The increase in investment income is primarily due to a decrease in the total distributions from investments, offset by a decrease in the amount of such distributions characterized as return of capital. The weighted average yield to cost on our investment portfolio (excluding short-term investments) as of May 31, 2010 was 5.1 percent, as compared to 6.2 percent at May 31, 2009. The decrease in the weighted average yield to cost is primarily related to the sale of higher yielding securities to pay down outstanding leverage and the suspension of distributions from High Sierra.

Net Expenses: Net expenses totaled $513,145 and $991,600 for the three and six months ended May 31, 2010, respectively. This represents a decrease of $261,532 and $499,083, respectively, as compared to the three and six months ended May 31, 2009. The decrease is primarily related to a reduction in base management fees payable to the Adviser and a decrease in interest expense resulting from the elimination of our outstanding leverage.

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

The following table represents DCF for the three and six months ended May 31, 2010 as compared to the three and six months ended May 31, 2009:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
Distributable Cash Flow	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Total from Investments
Distributions from investments	$847,399	$1,852,148	$2,336,155	$4,543,782
Distributions paid in stock	20,972	—	20,972	—
Interest income from investments	189,622	202,400	381,053	403,998
Dividends from money market mutual funds	233	420	450	1,145
Other income	8,688	15,000	19,080	30,000
Total from Investments	1,066,914	2,069,968	2,757,710	4,978,925

Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement
by Adviser)	258,087	281,821	516,355	609,129
Other operating expenses	216,177	236,014	390,745	453,596
Total Operating Expenses, before Leverage Costs	474,264	517,835	907,100	1,062,725
Distributable cash flow before leverage costs	592,650	1,552,133	1,850,610	3,916,200
Leverage Costs	—	256,842	45,619	427,958
Distributable Cash Flow	$592,650	$1,295,291	$1,804,991	$3,488,242
Capital gain proceeds	292,500	—	292,500	—
Cash Available for Distribution	$885,150	$1,295,291	$2,097,491	$3,488,242

Distributions paid on common stock	$909,904	$1,170,247	$2,090,055	$3,231,540

Payout percentage for period(1)	103%	90%	100%	93%

DCF/GAAP Reconciliation
Distributable Cash Flow	$592,650	$1,295,291	$1,804,991	$3,488,242
Adjustments to reconcile to Net Investment Income (Loss),
before Income Taxes:
Distributions paid in stock(2)	(20,972)	28,377	(20,972)	56,514
Return of capital on distributions received from
equity investments	(656,759)	(2,864,138)	(1,655,399)	(4,717,386)
Non-recurring professional fees	(38,881)	—	(38,881)	—
Net Investment Income (Loss), before Income Taxes	$(123,962)	$(1,540,470)	$89,739	$(1,172,630)

(1)	Distributions paid as a percentage of Cash Available for Distribution.
(2)
Distributions paid in stock for three and six months ended May 31, 2010 were paid as part of normal operations and are included in DCF. Distributions paid in stock for the three and six months ended May 31, 2009 were paid in stock as a result of credit constraints and therefore were not included in DCF.

Distributions: The following table sets forth distributions for the three and six months ended May 31, 2010 as compared to the three and six months ended May 31, 2009.

Record Date	Payment Date	Amount
May 21, 2010	June 1 , 2010	$0.10
February 19, 2010	March 1, 2010	$0.13

May 22, 2009	June 1, 2009	$0.13
February 23, 2009	March 2, 2009	$0.23

Net Investment Income (Loss): Net investment income (loss) after deferred taxes for the three and six months ended May 31, 2010 was $(124,929) and $56,078, respectively, as compared to $(1,532,187) and $(1,265,530) for the three and six months ended May 31, 2009, respectively. The variance in net investment income is primarily related to an increase in investment income and decreases in net expenses during the current fiscal periods as described above.

Net Realized and Unrealized Gain (Loss): We had net unrealized appreciation (after deferred taxes) of $1,565,464 and $4,056,783 for the three and six months ended May 31, 2010, respectively, as compared to $13,098,265 and $3,722,024 for the three and six months ended May 31, 2009. We had net realized losses (after deferred taxes) for the three and six months ended May 31, 2010 of $8,720,905 and $7,375,708, respectively, as compared to net realized losses (after deferred taxes) for the three and six months ended May 31, 2009 of $8,093,361 and $8,455,692, respectively. Net realized losses for the three and six months ended May 31, 2010 were generally attributed to a realized loss that was recognized on our Quest Midstream units when they were exchanged in the merger, as well as realized losses attributable to PostRock shares which were received in the merger and sold prior to May 31, 2010.

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

Contractual Obligations
We do not have any significant contractual payment obligations as of May 31, 2010.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings
For the six months ended May 31, 2010, the average principal balance and interest rate for the period during which the credit facility was utilized were $4,205,634 and 5.50 percent, respectively. We used proceeds from the sale of portfolio investments to pay off and terminate the credit facility on February 10, 2010.

Recent Developments
On June 1, 2010, the Company paid a distribution in the amount of $0.10 per common share, for a total of $909,904. Of this total, the dividend reinvestment amounted to $97,724.

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

As of May 31, 2010, the fair value of our investment portfolio (excluding short-term investments) totaled $73,939,172. We estimate that the impact of a 10 percent increase or decrease in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $4,620,459.

Debt investments in our portfolio may be based on floating or fixed rates. Loans bearing a floating interest rate are usually based on LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of May 31, 2010, we had no floating rate debt investments outstanding.

We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934) during the fiscal quarter ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended May 31, 2010 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended May 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

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

TORTOISE CAPITAL RESOURCES CORPORATION

Date: July 8, 2010	By:	/s/ Terry Matlack
Terry Matlack
Chief Financial Officer
(Principal Financial Officer)