Form 10-Q
period 2010-08-31
TORTOISE CAPITAL RESOURCES CORP
filed 2010-10-07
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of September 30, 2010 was 9,134,228.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	August 31, 2010	November 30, 2009
	(Unaudited)
Assets
Investments at fair value, control (cost $19,565,433 and $28,180,070, respectively)	$24,883,047	$33,458,046
Investments at fair value, affiliated (cost $31,093,559 and $52,676,299, respectively)	43,753,715	41,658,847
Investments at fair value, non-affiliated (cost $22,748,896 and $9,568,566, respectively)	17,810,327	8,865,047
Total investments (cost $73,407,888 and $90,424,935, respectively)	86,447,089	83,981,940
Receivable for Adviser expense reimbursement	95,587	49,843
Receivable for investments sold	387	—
Dividends receivable	86	87
Deferred tax asset	3,690,739	5,429,391
Prepaid expenses and other assets	42,437	16,792
Total assets	90,276,325	89,478,053

Liabilities
Base management fees payable to Adviser	286,761	299,060
Distribution payable to common stockholders	911,649	—
Accrued expenses and other liabilities	260,223	282,408
Short-term borrowings	—	4,600,000
Total liabilities	1,458,633	5,181,468
Net assets applicable to common stockholders	$88,817,692	$84,296,585

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding at August 31, 2010 and
November 30, 2009 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 9,116,456 shares issued and outstanding at
August 31, 2010 and 9,078,090 issued and outstanding at November 30, 2009
(100,000,000 shares authorized)	9,116	9,078
Additional paid-in capital	99,170,032	101,929,307
Accumulated net investment loss, net of income taxes	(3,585,186)	(3,304,416)
Accumulated realized loss, net of income taxes	(18,654,924)	(14,041,614)
Net unrealized appreciation (depreciation) of investments, net of income taxes	10,507,954	(1,666,470)
Net assets applicable to common stockholders	$88,817,692	$84,296,585
Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$9.74	$9.29

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
August 31, 2010
(Unaudited)

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (100%)(2)	$793,000	$5,417,286
	Downstream	Subordinated Debt (14.0% Due 12/31/10)(2)	4,800,000	4,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	13,828,492	14,524,171
		Incentive Distribution Rights (988)(2)(5)	143,941	141,590
Total Control Investments — 28.0%(3)			19,565,433	24,883,047

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	19,823,161	19,852,715
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,001,083	23,665,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,149,269	200,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	120,046	36,000
Total Affiliated Investments — 49.3%(3)			31,093,559	43,753,715

Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Common Units (1,946,376)(5)(7)	2,895,234	4,690,766
Energy Transfer Partners, L.P.	Midstream	Common Units (26,600)(7)	1,256,420	1,215,354
Enterprise Products Partners L.P.	Midstream	Common Units (37,600)(7)	1,249,815	1,390,072
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,315,297	2,652,618
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	1,999,275	558,666
Inergy, L.P.	Midstream	Common Units (7,100)(7)	293,870	264,404
Kinder Morgan Management, LLC	Midstream	Common Units (20,316)(7)(8)	1,139,279	1,200,061
ONEOK Partners, L.P.	Midstream	Common Units (17,100)(7)	1,011,130	1,176,480
PostRock Energy Corporation	Upstream	Common Units (383,500)(5)(7)	7,286,500	1,257,880
Regency Energy Partners LP	Midstream	Common Units (7,900)(7)	197,450	187,862
Williams Partners L.P.	Midstream	Common Units (32,300)(7)	1,248,615	1,360,153
Fidelity Institutional Government	Short-term	Class I Shares	1,856,011	1,856,011
Portfolio	investment
Total Non-affiliated Investments — 20.0%(3)			22,748,896	17,810,327
Total Investments — 97.3%(3)			$73,407,888	$86,447,089

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $69,195,428, which represents 77.9% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Security distributions are paid-in-kind.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2009

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (99.5%)(2)	$4,077,499	$8,253,910
	Downstream	Subordinated Debt (9% Due 12/31/09)(2)	8,800,000	8,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	15,158,630	16,256,482
		Incentive Distribution Rights (988)(2)(5)	143,941	147,654
Total Control Investments — 39.7%(3)			28,180,070	33,458,046

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)	20,729,255	24,461,390
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,333,333	9,984,402
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,952,626	1,102,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	138,521	124,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,216,881)(2)(5)	19,522,564	5,987,055
Total Affiliated Investments — 49.4%(3)			52,676,299	41,658,847

Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Unregistered Common Units (1,946,376)(2)(5)(7)	2,895,234	3,297,009
Eagle Rock Energy Partners, L.P.	Midstream/	Unregistered Common Units (54,474)(2)(7)(8)	723,447	253,559
	Upstream
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,447,552	2,039,565
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)	2,003,487	1,776,068
Fidelity Institutional Government	Short-term	Class I Shares	1,498,846	1,498,846
Portfolio	investment
Total Non-affiliated Investments — 10.5%(3)			9,568,566	8,865,047
Total Investments — 99.6%(3)			$90,424,935	$83,981,940

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $80,443,529, which represents 95.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Investment Income
Distributions from investments
Control investments	$485,379	$555,879	$1,519,638	$1,714,309
Affiliated investments	250,000	856,891	1,331,891	2,522,267
Non-affiliated investments	154,516	222,892	374,521	1,999,382
Total distributions from investments	889,895	1,635,662	3,226,050	6,235,958
Less return of capital on distributions	(1,057,882)	(1,075,398)	(2,713,281)	(5,792,784)
Net distributions from investments	(167,987)	560,264	512,769	443,174
Interest income from control investments	182,622	201,918	563,675	605,916
Dividends from money market mutual funds	230	304	680	1,449
Fee income	8,000	15,000	27,080	45,000
Total Investment Income	22,865	777,486	1,104,204	1,095,539

Operating Expenses
Base management fees	286,761	321,578	906,387	1,052,533
Professional fees	290,606	176,947	529,461	451,056
Directors’ fees	17,543	22,080	76,975	65,817
Reports to stockholders	16,053	15,409	47,930	45,890
Administrator fees	13,382	15,007	42,298	49,118
Fund accounting fees	6,442	8,032	20,453	24,772
Registration fees	6,297	7,891	19,148	23,501
Stock transfer agent fees	3,403	3,556	9,995	10,140
Franchise tax expense	2,798	—	10,328	—
Custodian fees and expenses	1,457	5,315	5,787	13,075
Other expenses	12,753	12,364	37,985	36,827
Total Operating Expenses	657,495	588,179	1,706,747	1,772,729
Interest expense	—	134,987	45,619	562,945
Total Expenses	657,495	723,166	1,752,366	2,335,674
Less expense reimbursement by Adviser	(95,587)	(53,596)	(198,858)	(175,422)
Net Expenses	561,908	669,570	1,553,508	2,160,252
Net Investment Income (Loss), before Income Taxes	(539,043)	107,916	(449,304)	(1,064,713)
Deferred tax benefit (expense)	202,195	(26,733)	168,534	(119,633)
Net Investment Income (Loss)	(336,848)	81,183	(280,770)	(1,184,346)

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
(Continued)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on control investments	$—	$—	$2,163,001	$—
Net realized loss on affiliated investments	—	(165,427)	(9,624,557)	(338,572)
Net realized loss on non-affiliated investments	(1,340,452)	(10,591,042)	(2,552,341)	(18,252,872)
Net realized loss, before income taxes	(1,340,452)	(10,756,469)	(10,013,897)	(18,591,444)
Deferred tax benefit (expense)	4,102,850	(1,468,249)	5,400,587	(2,088,966)
Net realized gain (loss) on investments	2,762,398	(12,224,718)	(4,613,310)	(20,680,410)
Net unrealized appreciation (depreciation)
of control investments	(729,984)	1,130,655	39,638	4,288,137
Net unrealized appreciation (depreciation)
of affiliated investments	12,627,879	(311,350)	23,677,608	(5,215,233)
Net unrealized appreciation (depreciation)
of non-affiliated investments	1,092,409	9,907,190	(4,235,050)	15,102,387
Net unrealized appreciation, before income taxes	12,990,304	10,726,495	19,482,196	14,175,291
Deferred tax benefit (expense)	(4,872,663)	1,319,533	(7,307,772)	1,592,760
Net unrealized appreciation of investments	8,117,641	12,046,028	12,174,424	15,768,051
Net Realized and Unrealized Gain (Loss) on Investments	10,880,039	(178,690)	7,561,114	(4,912,359)
Net Increase (Decrease) in Net Assets Applicable to
Common Stockholders Resulting from Operations	$10,543,191	$(97,507)	$7,280,344	$(6,096,705)

Net Increase (Decrease) in Net Assets Applicable to Common
Stockholders Resulting from Operations Per Common Share:
Basic and Diluted	$1.16	$(0.01)	$0.80	$(0.68)
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,116,456	9,014,094	9,098,005	8,997,031

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the nine	For the nine
	months ended	months ended	Year ended
	August 31, 2010	August 31, 2009	November 30, 2009
	(Unaudited)	(Unaudited)
Operations
Net investment loss	$(280,770)	$(1,184,346)	$(760,149)
Net realized loss on investments	(4,613,310)	(20,680,410)	(20,405,876)
Net unrealized appreciation of investments	12,174,424	15,768,051	21,177,019
Net increase (decrease) in net assets applicable to common stockholders
resulting from operations	7,280,344	(6,096,705)	10,994

Distributions to Common Stockholders
Return of capital	(3,001,701)	(4,405,226)	(5,582,473)
Total distributions to common stockholders	(3,001,701)	(4,405,226)	(5,582,473)

Capital Stock Transactions
Issuance of 38,366, 39,755 and 115,943 common shares from
reinvestment of distributions to stockholders, respectively	242,464	353,338	642,764
Net increase in net assets, applicable to common stockholders,
from capital stock transactions	242,464	353,338	642,764
Total increase (decrease) in net assets applicable to common stockholders	4,521,107	(10,148,593)	(4,928,715)

Net Assets
Beginning of period	84,296,585	89,225,300	89,225,300
End of period	$88,817,692	$79,076,707	$84,296,585
Accumulated net investment loss, net of income taxes,
at the end of period	$(3,585,186)	$(3,728,613)	$(3,304,416)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENT OF CASH FLOWS (Unaudited)

	For the nine	For the nine
	months ended	months ended
	August 31, 2010	August 31, 2009
Cash Flows From Operating Activities
Distributions received from investments	$3,226,050	$6,179,445
Interest and dividend income received	564,356	616,699
Fee income received	32,080	40,000
Purchases of long-term investments	(8,436,951)	(3,717,644)
Proceeds from sales of long-term investments	13,083,597	21,016,550
Purchases of short-term investments, net	(357,165)	(1,854,376)
Interest expense paid	(66,703)	(621,399)
Operating expenses paid	(1,597,674)	(1,581,076)
Net cash provided by operating activities	6,447,590	20,078,199

Cash Flows from Financing Activities
Advances from revolving line of credit	—	900,000
Repayments on revolving line of credit	(4,600,000)	(18,100,000)
Distributions paid to common stockholders	(1,847,590)	(2,878,199)
Net cash used in financing activities	(6,447,590)	(20,078,199)
Net change in cash	—	—
Cash — beginning of period	—	—
Cash — end of period	$—	$—

Reconciliation of net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities
Net increase (decrease) in net assets applicable to common stockholders
resulting from operations	$7,280,344	$(6,096,705)
Adjustments to reconcile net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities:
Purchases of long-term investments	(8,436,951)	(3,774,157)
Return of capital on distributions received	2,713,281	5,792,784
Proceeds from sales of long-term investments	13,083,984	21,081,654
Purchases of short-term investments, net	(357,165)	(1,854,376)
Deferred income taxes, net	1,738,651	615,839
Realized gain on investments	10,013,897	18,591,444
Net unrealized appreciation of investments	(19,482,196)	(14,175,291)
Changes in operating assets and liabilities:
Decrease in interest, dividend and distribution receivable	1	8,850
Decrease in income tax receivable	—	212,054
Increase in receivable for investments sold	(387)	(65,104)
(Increase) decrease in prepaid expenses and other assets	(25,645)	63,830
Decrease in base management fees payable to Adviser, net of expense reimbursement	(58,043)	(176,645)
Decrease in accrued expenses and other liabilities	(22,181)	(145,978)
Total adjustments	(832,754)	26,174,904
Net cash provided by operating activities	$6,447,590	$20,078,199

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$242,464	$353,338

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the nine	For the nine
	months ended	months ended	Year ended
	August 31, 2010	August 31, 2009	November 30, 2009
	(Unaudited)	(Unaudited)
Per Common Share Data(1)
Net Asset Value, beginning of period	$9.29	$9.96	$9.96
Income (loss) from Investment Operations:
Net investment loss(2)	(0.03)	(0.13)	(0.08)
Net realized and unrealized gain (loss) on investments(2)	0.81	(0.58)	0.03
Total increase (decrease) from investment operations	0.78	(0.71)	(0.05)
Less Distributions to Common Stockholders:
Return of capital	(0.33)	(0.49)	(0.62)
Total distributions to common stockholders	(0.33)	(0.49)	(0.62)
Net Asset Value, end of period	$9.74	$8.76	$9.29
Per common share market value, end of period	$5.62	$5.74	$6.23
Total Investment Return, based on net asset value(3)	10.67%	(3.77)%	4.19%
Total Investment Return, based on market value(4)	(4.78)%	20.55%	33.57%

Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000’s)	$88,818	$79,077	$84,297
Average net assets (000’s)	$84,191	$85,069	$83,887
Ratio of Expenses to Average Net Assets(5)
Advisory fees	1.43%	1.65%	1.61%
Other expenses	1.27	1.13	1.09
Expense reimbursement	(0.31)	(0.27)	(0.27)
Subtotal	2.39	2.51	2.43
Interest expense	0.07	0.88	0.75
Income tax expense(6)	2.75	0.96	0.30
Total expenses	5.21%	4.35%	3.48%
Ratio of net investment loss to average net assets,
before expense reimbursement(5)	(0.75)%	(2.13)%	(1.18)%
Ratio of net investment loss to average net assets,
after expense reimbursement(5)	(0.44)%	(1.86)%	(0.91)%
Portfolio turnover rate(5)	14.14%	5.49%	7.43%
Short-term borrowings, end of period (000’s)	—	$5,000	$4,600
Asset coverage, per $1,000 of short-term borrowings(7)	—	$16,815	$19,325
Asset coverage ratio of short-term borrowings(7)	—	1,682%	1,933%

(1)	Information presented relates to a share of common stock outstanding for the entire period.
(2)	The per common share data for the year ended November 30, 2009 does not reflect the change in estimate of investment income and return of capital, as described in Note 2D.
(3)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the net asset value per share as of the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan and a sale at net asset value at the end of the period.
(4)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan and a sale at the current market price on the last day of the period (excluding brokerage commissions).
(5)	Annualized for periods less than one full year.
(6)	For the nine months ended August 31, 2010, the Company accrued $1,738,651 in deferred income tax expense, net. For the nine months ended August 31, 2009, the Company accrued $615,839 in deferred income tax expense, net. For the year ended November 30, 2009, the Company accrued $254,356 in deferred income tax expense, net.
(7)	Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the period divided by short-term borrowings outstanding at the end of the period.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
August 31, 2010

1. Organization
Tortoise Capital Resources Corporation (the “Company”) was organized as a Maryland corporation on September 8, 2005, and is a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. The Company invests primarily in privately held and micro-cap public companies operating in the energy infrastructure sector. The Company is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company does not report results of operations internally on an operating segment basis. The Company is externally managed by Tortoise Capital Advisors, L.L.C. (the “Adviser”), an investment adviser specializing in listed energy infrastructure investments, such as pipeline and power companies. The Company’s shares are listed on the New York Stock Exchange under the symbol “TTO.”

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

For private company investments, value is often realized through a liquidity event of the entire company. Therefore, the value of the company as a whole (enterprise value) at the reporting date often provides the best evidence of the value of the investment and is the initial step for valuing the Company’s privately issued securities. For any one company, enterprise value may best be expressed as a range of fair values, from which a single estimate of fair value will be derived. In determining the enterprise value of a portfolio company, an analysis is prepared consisting of traditional valuation methodologies including market and income approaches. The Company considers some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to derive its estimate of enterprise value.

The fair value of investments in private portfolio companies is determined based on various factors, including enterprise value, observable market transactions, such as recent offers to purchase a company, recent transactions involving the purchase or sale of the equity securities of the company, or other liquidation events. The determined equity values may be discounted when the Company has a minority position, is subject to restrictions on resale, has specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other comparable factors exist.

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
  The independent valuation firm prepares the preliminary valuations and the supporting analysis. At August 31, 2010, the independent valuation firm performed positive assurance valuation procedures on five portfolio companies comprising approximately 99.7 percent of the total fair value of restricted investments;

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
C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three and nine months ended August 31, 2010, the Company received $8,000 and $27,080 in fee income, respectively. For the three and nine months ended August 31, 2009, the Company received $15,000 and $45,000 in fee income, respectively.

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

For the period from December 1, 2008 through November 30, 2009, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company had estimated approximately 30 percent as investment income and approximately 70 percent as return of capital.

Subsequent to November 30, 2009, the Company reallocated the amount of investment income and return of capital it recognized for the period from December 1, 2008 through November 30, 2009 based on the 2009 tax reporting information received from the individual portfolio companies. This reclassification amounted to a decrease in pre-tax net investment income of approximately $613,000 or $0.067 per share ($383,000 or $0.042 per share, net of deferred tax benefit); an increase in unrealized appreciation of investments of approximately $886,000 or $0.097 per share ($554,000 or $0.061 per share, net of deferred tax expense) and a decrease in realized gains of approximately $273,000 or $0.030 per share ($171,000 or $0.019 per share, net of deferred tax benefit).

Subsequent to the period ended May 31, 2010, the Company reallocated the amount of investment income and return of capital recognized in the current fiscal year based on its revised 2010 estimates. This reclassification amounted to an increase in pre-tax net investment income of approximately $235,000 or $0.026 per share ($147,000 or $0.016 per share, net of deferred tax expense); a decrease in unrealized appreciation of investments of approximately $238,000 or $0.026 per share ($149,000 or $0.016 per share, net of deferred tax benefit) and an increase in realized gains of approximately $3,000 or less than $0.001 per share ($2,000 or less than $0.001 per share, net of deferred tax expense).

E. Distributions to Stockholders — The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. If the Company has outstanding leverage, it may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2009 and the period ended August 31, 2010, the Company’s distributions for book purposes were comprised of 100 percent return of capital. For the year ended November 30, 2009, the Company’s distributions for tax purposes were comprised of 100 percent return of capital. The tax character of distributions paid to common stockholders in the current year will be determined subsequent to November 30, 2010.

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

G. Offering Costs — Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.

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

3. Concentration of Risk
The Company invests primarily in privately-held and micro-cap public companies in the U.S. energy infrastructure sector. The Company may, for defensive purposes, temporarily invest all or a significant portion of its assets in investment grade securities, short-term debt securities and cash or cash equivalents. To the extent the Company uses this strategy it may not achieve its investment objective.

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

On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser reimbursed the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On November 11, 2008, the Company entered into an Expense Reimbursement Agreement with the Adviser, for which the Adviser reimbursed the Company for certain expenses incurred beginning January 1, 2009 and ending December 31, 2009 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On February 17, 2010, the Company entered into an Expense Reimbursement Agreement with the Adviser under which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On August 9, 2010, the Company entered into an Amended Expense Reimbursement Agreement with the Adviser under which the Adviser will reimburse the Company for certain expenses incurred beginning June 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.50 percent of the Company’s average monthly Managed Assets. During the three and nine months ended August 31, 2010, the Adviser reimbursed the Company $95,587 and $198,858, respectively. During the three and nine months ended August 31, 2009, the Adviser reimbursed the Company $53,596 and $175,422, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three and nine months ended August 31, 2010 and August 31, 2009, the Company accrued no investment income fees.

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

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the three and nine months ended August 31, 2010 and August 31, 2009, the Company accrued no capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations.

U.S. Bancorp Fund Services, LLC serves as the Company’s fund accounting services provider. The Company pays the provider a monthly fee computed at an annual rate of $24,000 on the first $50,000,000 of the Company’s Net Assets, 0.0125 percent on the next $200,000,000 of Net Assets, 0.0075 percent on the next $250,000,000 of Net Assets and 0.0025 percent on the balance of the Company’s Net Assets.

The Adviser serves as the Company’s administrator. The Company pays the administrator a fee equal to an annual rate of 0.07 percent of aggregate average daily Managed Assets up to and including $150,000,000, 0.06 percent of aggregate average daily Managed Assets on the next $100,000,000, 0.05 percent of aggregate average daily Managed Assets on the next $250,000,000, and 0.02 percent on the balance. This fee is calculated and accrued daily and paid quarterly in arrears.

Computershare Trust Company, N.A. serves as the Company’s transfer agent and registrar and Computershare Inc. serves as the Company’s dividend paying agent and agent for the automatic dividend reinvestment plan.

U.S. Bank, N.A. serves as the Company’s custodian. The Company pays the custodian a monthly fee computed at an annual rate of 0.004 percent of the Company’s portfolio assets, subject to a minimum annual fee of $4,800, plus portfolio transaction fees.

5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of August 31, 2010 and November 30, 2009 are as follows:

	August 31, 2010	November 30, 2009
Deferred tax assets:
Organization costs	$(22,788)	$(24,456)
Net unrealized loss on investment securities	—	(2,416,767)
Capital loss carryforwards	(5,833,996)	(6,084,585)
Net operating loss carryforwards	(5,142,271)	(5,112,040)
AMT and State of Kansas credit	(5,039)	(5,039)
Valuation allowance	1,393,714	3,038,089
	(9,610,380)	(10,604,798)
Deferred tax liabilities:
Basis reduction of investment in partnerships	1,028,636	5,175,407
Net unrealized gain on investment securities	4,891,004	—
Total net deferred tax asset	$(3,690,740)	$(5,429,391)

At August 31, 2010, the Company has recorded a valuation allowance in the amount of $1,393,714 for a portion of its deferred tax asset which it does not believe will, more likely than not, be realized. The Company estimates, based on existence of sufficient evidence, primarily regarding the amount and timing of distributions to be received from portfolio companies, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of August 31, 2010, the Company had no uncertain tax positions and no interest or penalties were accrued. All tax years since inception remain open to examination by federal and state tax authorities.

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

	For the three	For the three
	months ended	months ended
	August 31, 2010	August 31, 2009
Application of statutory income tax rate	$(3,777,675)	$26,499
State income taxes, net of federal taxes	(389,990)	2,167
Change in deferred tax valuation allowance	3,600,047	146,783
Total income tax expense	$567,618	$175,449

	For the nine	For the nine
	months ended	months ended
	August 31, 2010	August 31, 2009
Application of statutory income tax rate	$(3,066,458)	$(1,863,495)
State income taxes, net of federal taxes	(316,567)	(152,368)
Change in deferred tax valuation allowance	1,644,374	2,631,702
Total income tax expense	$1,738,651	$615,839

The provision for income taxes is computed by applying the federal statutory rate plus a blended state income tax rate. The components of income tax include the following for the periods presented:

	For the three	For the three
	months ended	months ended
	August 31, 2010	August 31, 2009
Deferred tax expense
Federal	$514,503	$162,188
State	53,115	13,261
Total deferred expense	$567,618	$175,449

	For the nine	For the nine
	months ended	months ended
	August 31, 2010	August 31, 2009
Deferred tax expense
Federal	$1,575,957	$569,291
State	162,694	46,548
Total deferred expense	$1,738,651	$615,839

The deferred income tax expense for the three month and nine month periods ended August 31, 2010 and August 31, 2009 includes the impact of the change in valuation allowance for such respective periods.

As of November 30, 2009, the Company had a net operating loss for federal income tax purposes of approximately $14,500,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,911,000, $3,369,000 and $7,220,000 in the years 2027, 2028 and 2029, respectively. As of November 30, 2009, the Company had a capital loss carryforward of approximately $15,100,000 which may be carried forward for 5 years. If not utilized, this capital loss will expire in the year ending November 30, 2014. The amount of the deferred tax asset for these items at August 31, 2010 also includes amounts for the period from December 1, 2009 through August 31, 2010. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2009, an alternative minimum tax credit of $3,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	August 31, 2010	November 30, 2009
Aggregate cost for federal income tax purposes	$70,665,589	$76,627,528
Gross unrealized appreciation	21,621,463	15,304,091
Gross unrealized depreciation	(5,839,963)	(7,949,679)
Net unrealized appreciation	$15,781,500	$7,354,412

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of August 31, 2010 and November 30, 2009. These assets are measured on a recurring basis.

August 31, 2010

	Fair Value at
Description	August 31, 2010	Level 1	Level 2	Level 3
Equity Investments	$79,791,078	$15,395,650	$—	$64,395,428
Debt Investments	4,800,000	—	—	4,800,000
Short-Term Investments	1,856,011	1,856,011	—	—
Total Investments	$86,447,089	$17,251,661	$—	$69,195,428

November 30, 2009

	Fair Value at
Description	November 30, 2009	Level 1	Level 2	Level 3
Equity Investments	$73,683,094	$2,039,565	$3,297,009	$68,346,520
Debt Investments	8,800,000	—	—	8,800,000
Short-Term Investments	1,498,846	1,498,846	—	—
Total Investments	$83,981,940	$3,538,411	$3,297,009	$77,146,520

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended August 31, 2010 and August 31, 2009, are as follows:

	Nine months ended	Nine months ended
	August 31, 2010	August 31, 2009
Fair value beginning balance	$77,146,520	$85,728,339
Total realized and unrealized gains (losses) included in net increase (decrease)
in net assets applicable to common stockholders	5,235,273	(5,043,973)
Purchases	750,000	571,513
Sales	(11,196,822)	—
Return of capital adjustments impacting cost basis of securities	(2,739,543)	(5,031,386)
Fair value ending balance	$69,195,428	$76,224,493
The amount of total gains (losses) for the period included in net increase (decrease)
in net assets applicable to common stockholders attributable to the change in
unrealized gains (losses) relating to assets still held at the reporting date	$8,968,547	$(4,359,112)

During the nine months ended August 31, 2010, $3,406,158 of equity investments were transferred from Level 2 to Level 1. These securities became eligible for resale pursuant to Rule 144 under the 1933 Act and, therefore, were valued at the common share market price for its counterpart using readily available market quotations from the principal market.

7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The following tables show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value, fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of August 31, 2010 and November 30, 2009.

August 31, 2010

		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	$24,828,836	$19,852,715	$19.04	22.3%
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	558,666	N/A	0.6
			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	23,665,000	47.33	26.6
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,149,269	200,000	0.15	0.2
Partners, LP(1)			4/2/08
LSMP GP, LP(1)	GP LP Units	180	7/27/07-	120,046	36,000	200.00	0.1
			4/2/08
Mowood, LLC(1)	Equity Interest	100%	6/5/06-	1,000,000	5,417,286	N/A	6.1
			8/4/08
	Subordinated Debt	$4,800,000	7/28/10	4,800,000	4,800,000	N/A	5.4
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	14,524,171	15.56	16.4
			8/4/08
	Incentive Distribution	988	5/21/07-	143,936	141,590	143.31	0.2
	Rights		8/4/08
				$63,328,505	$69,195,428		77.9%

(1) See Note 9 — Investment Transactions for additional information.

November 30, 2009

		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
Abraxas Petroleum	Unregistered Common	1,946,376	10/5/09	$2,895,234	$3,297,009	$1.69	3.9%
Corporation	Units
Eagle Rock Energy	Unregistered Common	54,474	10/1/08	749,018	253,559	4.65	0.3
Partners, L.P.(1)	Units
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	24,828,836	24,461,390	23.46	29.0
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	1,776,068	N/A	2.1
			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	9,984,402	19.97	11.8
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,952,626	1,102,000	0.83	1.3
Partners, LP(2)			4/2/08
LSMP GP, LP(2)	GP LP Units	180	7/27/07-	138,521	124,000	688.89	0.2
			4/2/08
Mowood, LLC	Equity Interest	99.5%	6/5/06-	5,000,000	8,253,910	N/A	9.8
			8/4/08
	Subordinated Debt	$8,800,000	6/5/06-	8,800,000	8,800,000	N/A	10.4
			12/8/08
Quest Midstream	Common Units	1,180,946	12/22/06-	22,200,001	5,987,055	4.92	7.1
Partners, L.P.			11/1/07
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	16,256,482	17.42	19.3
			8/4/08
	Incentive Distribution	988	5/21/07-	143,936	147,654	149.45	0.2
	Rights		8/4/08
				$97,994,590	$80,443,529		95.4%

(1)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminated April 1, 2010. See Note 9 — Investment Transactions for additional information.
(2)	See Note 9 — Investment Transactions for additional information.

8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of August 31, 2010 amounted to $68,636,762, representing 77.3 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2009 amounted to $75,116,893, representing 89.1 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at August 31, 2010 or during the nine months then ended and at November 30, 2009 or during the year then ended is as follows:

August 31, 2010

	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/09	Additions	Reductions	(Loss)	Received	8/31/10	8/31/10
High Sierra Energy, LP(1)	1,042,685	$—	$—	$—	$656,892	1,042,685	$19,852,715
International Resource Partners LP	500,000	—	—	—	675,000	500,000	23,665,000
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(787,133)	(16,224)	—	1,327,900	200,000
LSMP GP, LP(1)(2)	180	—	(17,254)	(1,221)	—	180	36,000
Mowood, LLC Subordinated Debt(2)	$8,800,000	750,000	(4,750,000)	—	563,675	$4,800,000	4,800,000
Mowood, LLC Equity Interest(2)	99.5%	—	(5,335,000)	2,163,001	189,500	100%	5,417,286
Quest Midstream Partners, L.P.	1,216,881	—	(9,915,452)	(9,607,112)	—	—	—
VantaCore Partners LP Common Units	933,430	—	—	—	1,330,138	933,430	14,524,171
VantaCore Partners LP Incentive	988	—	—	—	—	988	141,590
Distribution Rights(1)
		$750,000	$(20,804,839)	$(7,461,556)	$3,415,205		$68,636,762

(1)	Currently non-income producing.
(2)	See Note 9 — Investment Transactions for additional information.

November 30, 2009

	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/08	Additions	Reductions	(Loss)	Received	11/30/09	11/30/09
High Sierra Energy, LP	1,042,685	$—	$—	$—	$2,579,159	1,042,685	$24,461,390
International Resource Partners LP	500,000	—	—	—	800,000	500,000	9,984,402
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(1,128,428)	(363,932)	—	1,327,900	1,102,000
LSMP GP, LP(1)(2)	180	—	(55,353)	25,360	—	180	124,000
Mowood, LLC Subordinated Debt	$7,050,000	1,750,000	—	—	807,848	$8,800,000	8,800,000
Mowood, LLC Promissory Notes	$1,235,000	—	(1,235,000)	—	—	—	—
Mowood, LLC Equity Interest	99.6%	—	—	—	450,000	99.5%	8,253,910
Quest Midstream Partners, L.P.(2)	1,180,946	—	—	—	—	1,216,881	5,987,055
VantaCore Partners LP Common Units	933,430	—	—	—	1,820,189	933,430	16,256,482
VantaCore Partners LP Incentive	988	—	—	—	—	988	147,654
Distribution Rights(2)
		$1,750,000	$(2,418,781)	$(338,572)	$6,457,196		$75,116,893

(1)	See Note 9 — Investment Transactions for additional information.
(2)	Currently non-income producing. Additional units held at 11/30/09 resulted from paid-in-kind distribution to private investors in October 2009.

9. Investment Transactions
For the nine months ended August 31, 2010, the Company purchased (at cost) securities in the amount of $8,436,951 and sold securities (at proceeds) in the amount of $13,083,984 (excluding short-term debt securities). For the nine months ended August 31, 2009, the Company purchased (at cost) securities in the amount of $3,774,157 and sold securities (at proceeds) in the amount of $21,081,654 (excluding short-term debt securities).

On February 9, 2010, Mowood, LLC (“Mowood”) closed the sale of its wholly owned subsidiary, Timberline Energy, LLC (“Timberline”), to Landfill Energy Systems, LLC. Timberline is an owner and developer of projects that convert landfill gas to energy. Mowood continues its ownership and operation of Omega Pipeline Company, LLC (“Omega”), a local distribution company which serves the natural gas needs of Fort Leonard Wood and other customers in south central Missouri. The Company received initial proceeds from the sale of $9,000,000, which were used to pay off the outstanding balance on its credit facility and to fund an additional investment of $750,000 in Omega to facilitate growth. The Company used the remaining proceeds to invest according to its stated investment policies, which included investments in publicly-traded securities. In May 2010, the Company received additional capital gain proceeds of $585,000 from Mowood as a result of a contingent payment from the sale of Timberline. The Company may receive additional contingent and escrow payments from the Timberline sale currently expected to total approximately $1.6 million.

On July 17, 2008, LONESTAR Midstream Partners LP (“LONESTAR”) closed a transaction with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of its gas gathering and transportation assets. LONESTAR distributed substantially all of the initial sales proceeds to its limited partners but did not redeem partnership interests. The Company received a distribution of $10,476,511 in cash, 468,001 newly issued unregistered common units of PVR, and 59,503 unregistered common units of Penn Virginia GP Holdings, L.P. (NYSE: PVG). On February 3, 2009, the Company received a distribution of 37,305 freely tradable common units of PVR and 4,743 freely tradable common units of PVG. On July 17, 2009, the Company received an additional distribution of 37,304 freely tradable common units of PVR and 4,744 freely tradable common units of PVG. On December 31, 2009, the Company received a cash distribution from LONESTAR of $804,387. For purposes of the capital gain incentive fee, the realized gain totals $1,756,189. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations. There are also two potential future contingent payments due from LONESTAR which are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved. If received, the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The fair value of the LONESTAR and LSMP GP, LP units, which totals $236,000 as of August 31, 2010, is based on unobservable inputs related to the potential receipt of these future payments relative to the sales transaction.

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

For the nine months ended August 31, 2010, the average principal balance and interest rate for the period during which the credit facility was utilized were $4,205,634 and 5.50 percent, respectively.

11. Common Stock
The Company has 100,000,000 shares authorized and 9,116,456 shares outstanding at August 31, 2010.

Shares at November 30, 2009	9,078,090
Shares issued through reinvestment of distributions	38,366
Shares at August 31, 2010	9,116,456

12. Warrants
At August 31, 2010 and November 30, 2009, the Company had 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lockup period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Net increase (decrease) in net assets applicable to
common stockholders resulting from operations	$10,543,191	$(97,507)	$7,280,344	$(6,096,705)
Basic and diluted weighted average shares(1)	9,116,456	9,014,094	9,098,005	8,997,031
Basic and diluted net increase (decrease) in net assets
applicable to common stockholders resulting from
operations per common share	$1.16	$(0.01)	$0.80	$(0.68)

(1)	Warrants to purchase shares of common stock at $15.00 per share were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

14. Subsequent Events
On September 1, 2010, the Company paid a distribution in the amount of $0.10 per common share, for a total of $911,646. Of this total, the dividend reinvestment amounted to $98,990.

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined that no additional items require recognition or disclosure.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the nine months ended August 31, 2010, the aggregate compensation paid by the Company to the independent directors was $70,500. The Company did not pay any special compensation to any of its directors or officers.

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

We seek to invest in companies operating in the U.S. energy infrastructure sector, primarily in privately-held and micro-cap public companies focused on the midstream and downstream segments, and the upstream, and coal/aggregates segments. Companies in the midstream segment of the energy infrastructure sector engage in the business of transporting, processing or storing natural gas, natural gas liquids, crude oil, refined petroleum products and renewable energy resources. Companies in the downstream segment of the energy infrastructure sector engage in distributing or marketing such commodities, and companies in the upstream segment of the energy infrastructure sector engage in exploring, developing, managing or producing such commodities. The energy infrastructure sector also includes producers and processors of coal and aggregates, two business segments that also are eligible for master limited partnership (“MLP”) status. We seek to invest in companies in the energy infrastructure sector that generally produce stable cash flows as a result of their fee-based revenues and proactive hedging programs which help to limit direct commodity price risk.

Performance Review and Investment Outlook
Our net asset value as of August 31, 2010 was $9.74 per share, as compared to $8.69 per share at May 31, 2010, an increase of approximately 12 percent. The increase in net asset value is largely attributable to the increase in the fair value of International Resource Partners LP (“IRP”). Total investment return, based on net asset value and assuming reinvestment of distributions, was 10.67 percent for the nine months ended August 31, 2010. We issued a press release on August 16, 2010 announcing our third quarter distribution of $0.10 per share, the same amount as the prior quarter, and forecasted a $0.05 per share fourth quarter distribution, absent any of our portfolio companies restoring distributions to their previous levels. This quarter we entered into an Amended Expense Reimbursement Agreement with the Adviser which increased the expense reimbursement to 0.50 percent of our average monthly managed assets for the period from June 1, 2010 through December 31, 2010. This represents an increase in the expense reimbursement of 0.25 percent of our average monthly managed assets.

IRP’s significant outperformance of its budget, along with the recent robust pricing in the IPO and M&A markets for coal producers, particularly metallurgical coal producers, resulted in an $11.4 million increase in our fair value of IRP this quarter. IRP continues to significantly outperform its budget due in part to the strong metallurgical coal market, improved production and cost controls. The IPO and M&A markets have improved considerably, as demonstrated by two coal-based MLP IPOs, Oxford Resource Partners LP and Rhino Resource Partners LP, and recent acquisitions such as Cliffs Natural Resources, Inc.’s acquisition of INR Energy, Massey Energy Company’s acquisition of Cumberland Resources Corporation and Essar Minerals LTD’s acquisition of Trinity Coal Partners LLC. IRP increased their quarterly distribution from $0.45 per unit to $0.50 per unit this quarter.

The fair value of VantaCore Partners LP (“VantaCore”) decreased approximately $1.5 million this quarter. VantaCore was unable to meet its minimum quarterly distribution (“MQD”) for all unit holders in cash for the quarter ended June 30, 2010. Common unit holders did receive a cash distribution equal to MQD of $0.475 for the quarter, due to preferred unit holders’ acceptance of a paid-in-kind distribution. No distribution was made to the holders of subordinated units. VantaCore’s poor performance has been driven primarily by the underperformance of its Southern Aggregates subsidiary, which has experienced lower demand and pricing coupled with higher than expected costs. We expect the remainder of the year to be challenging for VantaCore but are cautiously optimistic that conditions will improve in 2011.

The fair value of High Sierra Energy, LP (“High Sierra”), inclusive of our interest in the general partner, increased by approximately $550,000 this quarter. Monroe Gas Storage has cured the alleged technical defaults in its credit agreement which required additional capital investments. Based on recent modeling of the reservoir, the project has shown improved storage capacity which should lead towards significant improvement in 2011 EBITDA. High Sierra did not declare a cash distribution this quarter as a result of the company’s decision to reserve its distributable cash flow for anticipated capital expenditures; a decision its board of directors felt was in the best long-term interests of the partnership. High Sierra extended its existing credit facility through December 15, 2010 and is engaged in continuing discussions with its lenders and expects to reach a long-term solution by the end of 2010. High Sierra reported year-to-date operating results through June 2010 below budget. Its crude oil gathering and natural gas liquids marketing companies continue to underperform budget due to lack of available credit and decreased margins; however, their oilfield water recycling and discharge company continues to exceed budget.

As of August 31, 2010, the value of our investment portfolio (excluding short-term investments) was $84.6 million, including equity investments of $79.8 million and debt investments of $4.8 million. Our portfolio is diversified among approximately 45 percent midstream and downstream investments, 10 percent upstream investments, and 45 percent in aggregates and coal. The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of August 31, 2010 was 5.4 percent.

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

High Sierra Energy, LP (“High Sierra”)
High Sierra is a holding company with diversified midstream energy assets focused on the transportation, storage, and marketing of hydrocarbons and the processing of oilfield water. The company’s businesses include a natural gas liquids logistics, transportation and marketing business operating throughout the lower 48 states, a natural gas storage facility in Mississippi, an ethanol terminal in Nevada, crude oil and natural gas liquids trucking businesses in Kansas and Colorado, crude oil gathering, transportation and marketing services, primarily focused in the Mid-Continent, Western and Gulf Coast regions, water treatment, transportation and disposal businesses serving oil and gas producers in Wyoming and Oklahoma, and two asphalt processing, packaging and distribution terminals in Florida. We hold board of directors’ observation rights for High Sierra.

Monroe Gas Storage (underground gas storage business unit) has cured the alleged technical defaults in its credit agreement which required additional capital investments. Based on recent modeling of the reservoir, the project has shown improved storage capacity which should lead towards significant improvement in 2011 EBITDA. High Sierra did not declare a cash distribution this quarter as a result of the company’s decision to reserve its distributable cash flow for anticipated capital expenditures; a decision its board of directors felt was in the best long-term interests of the partnership. High Sierra extended its existing credit facility through December 15, 2010 and is engaged in continuing discussions with its lenders and expects to reach a long-term solution by the end of 2010. High Sierra reported year-to-date operating results through June 2010 below budget. Its crude oil gathering and natural gas liquids marketing companies continue to underperform budget due to lack of available credit and decreased margins; however, their oilfield water recycling and discharge company continues to exceed budget.

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

IRP continues to significantly outperform its budget due in part to the strong metallurgical coal market, improved production and cost controls. The IPO and M&A markets have improved considerably, as demonstrated by two coal-based MLP IPOs, Oxford Resource Partners LP and Rhino Resource Partners LP, and recent acquisitions such as Cliffs Natural Resources, Inc.’s acquisition of INR Energy, Massey Energy Company’s acquisition of Cumberland Resources Corporation and Essar Minerals LTD’s acquisition of Trinity Coal Partners LLC. Due to the significant improvement in operations and distributable cash flow, management revised upward its forecast for 2010 and 2011. However, continued scrutiny by the state and federal enforcement agencies could have a negative impact on IRP and the entire industry over the long run. IRP increased their quarterly distribution from $0.45 per unit to $0.50 per unit this quarter.

Mowood, LLC (“Mowood”)
Mowood is the holding company of Omega Pipeline, LLC (“Omega”). Omega is a natural gas local distribution company located on the Fort Leonard Wood military installation in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We hold 100 percent of the equity interests in Mowood and hold a seat on its board of directors.

Omega was slightly behind budget through July 2010 but is expected to be at budget in the following months as construction and growth projects at the Fort make contributions to profitability. In July 2010, Mowood’s term note of $5.3 million was converted to a revolving line of credit with a maximum principal balance of $5.3 million. We believe the line of credit allows Mowood greater flexibility related to seasonal fluctuations in working capital. At August 31, 2010, the principal balance outstanding was $4.8 million.

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

VantaCore was unable to meet its minimum quarterly distribution for all unit holders in cash for the quarter ended June 30, 2010. Common unit holders did receive a cash distribution equal to MQD of $0.475 for the quarter, due to preferred unit holders’ acceptance of a paid-in-kind distribution. No distribution was made to the holders of subordinated units. VantaCore reported year-to-date EBITDA through June 2010 below budget. The Southern Aggregates property in Louisiana continues to fall short of budget but the company is optimistic that signs of improvement in the building industry in the area, along with cost cutting measures imposed by management, will help improve their performance in 2011. VantaCore did make a small acquisition during the quarter using its $100 million capital commitment to fund the transaction. The asset is in the Baton Rouge area and was merged into Southern Aggregates’ operations.

Results of Operations
Comparison of the Three and Nine Months Ended August 31, 2010 and August 31, 2009
Investment Income: Investment income totaled $22,865 and $1,104,204 for the three and nine months ended August 31, 2010, respectively. This represents a decrease of $754,621 as compared to the three months ended August 31, 2009 and an increase of $8,665 as compared to the nine months ended August 31, 2009. The decrease in investment income is primarily due to a decrease in the total distributions from investments, offset by a decrease in the amount of such distributions characterized as return of capital. The weighted average yield to cost on our investment portfolio (excluding short-term investments) as of August 31, 2010 was 5.4 percent, as compared to 6.5 percent at August 31, 2009. The decrease in the weighted average yield to cost is primarily related to the sale of higher yielding securities to pay down outstanding leverage and the suspension of distributions from High Sierra.

Net Expenses: Net expenses totaled $561,908 and $1,553,508 for the three and nine months ended August 31, 2010, respectively. This represents a decrease of $107,662 and $606,744, respectively, as compared to the three and nine months ended August 31, 2009. The decrease is primarily related to a reduction in base management fees payable to the Adviser, an increase in the expense reimbursement from the Adviser and a decrease in interest expense resulting from the elimination of our outstanding leverage.

Distributable Cash Flow: Our portfolio generates cash flow to us from which we pay distributions to stockholders. When our Board of Directors determines the amount of any distribution we expect to pay our stockholders, it reviews distributable cash flow (“DCF”). DCF is distributions received from investments less our total expenses. The total distributions received from our investments include the amount received by us as cash distributions from equity investments, paid-in-kind distributions, and dividend and interest payments. Total expenses include current or anticipated operating expenses, leverage costs and current income taxes on our operating income. Total expenses do not include deferred income taxes or accrued capital gain incentive fees. We do not include in DCF the value of distributions received from portfolio companies which are paid in stock as a result of credit constraints, market dislocation or other similar issues.

We disclose DCF in order to provide supplemental information regarding our results of operations and to enhance our investors’ overall understanding of our core financial performance and our prospects for the future. We believe that our investors benefit from seeing the results of DCF in addition to GAAP information. This non-GAAP information facilitates management’s comparison of current results with historical results of our operations and with those of our peers. This information is not in accordance with, or an alternative to, GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table represents DCF for the three and nine months ended August 31, 2010 as compared to the three and nine months ended August 31, 2009:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
Distributable Cash Flow	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Total from Investments
Distributions from investments	$889,895	$1,635,662	$3,226,050	$6,179,444
Distributions paid in stock	21,746	—	42,718	—
Interest income from investments	182,622	201,918	563,675	605,916
Dividends from money market mutual funds	230	304	680	1,449
Other income	8,000	15,000	27,080	45,000
Total from Investments	1,102,493	1,852,884	3,850,203	6,831,809

Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement
by Adviser)	191,174	267,982	707,529	877,111
Other operating expenses	168,115	266,601	558,860	720,196
Total Operating Expenses, before Leverage Costs	359,289	534,583	1,266,389	1,597,307
Distributable cash flow before leverage costs	743,204	1,318,301	2,593,814	5,234,502
Leverage Costs	—	134,987	45,619	562,945
Distributable Cash Flow	$743,204	$1,183,314	$2,548,195	$4,671,557
Capital gain proceeds	292,500	—	585,000	—
Cash Available for Distribution	$1,035,704	$1,183,314	$3,133,195	$4,671,557

Distributions paid on common stock	$911,646	$1,173,679	$3,001,701	$4,405,226

Payout percentage for period(1)	88%	99%	96%	94%

DCF/GAAP Reconciliation
Distributable Cash Flow	$743,204	$1,183,314	$2,548,195	$4,671,557
Adjustments to reconcile to Net Investment Income (Loss),
before Income Taxes:
Distributions paid in stock(2)	(21,746)	—	(42,718)	56,514
Return of capital on distributions received from
equity investments	(1,057,882)	(1,075,398)	(2,713,281)	(5,792,784)
Non-recurring professional fees	(202,619)	—	(241,500)	—
Net Investment Income (Loss), before Income Taxes	$(539,043)	$107,916	$(449,304)	$(1,064,713)

(1)	Distributions paid as a percentage of Cash Available for Distribution.
(2)	Distributions paid in stock for three and nine months ended August 31, 2010 were paid as part of normal operations and are included in DCF. Distributions paid in stock for the nine months ended August 31, 2009 were paid in stock as a result of credit constraints and therefore were not included in DCF.

Distributions: The following table sets forth distributions for the three and nine months ended August 31, 2010 as compared to the three and nine months ended August 31, 2009.

Record Date	Payment Date	Amount
August 23, 2010	September 1, 2010	$0.10
May 21, 2010	June 1, 2010	$0.10
February 19, 2010	March 1, 2010	$0.13

August 24, 2009	September 1, 2009	$0.13
May 22, 2009	June 1, 2009	$0.13
February 23, 2009	March 2, 2009	$0.23

Net Investment Income (Loss): Net investment income (loss) after deferred taxes for the three and nine months ended August 31, 2010 was $(336,848) and $(280,770), respectively, as compared to $81,183 and $(1,184,346) for the three and nine months ended August 31, 2009, respectively. The variance in net investment income is primarily related to decreases in investment income which were offset by decreases in net expenses during the current fiscal periods as described above.

Net Realized and Unrealized Gain (Loss): We had net unrealized appreciation (before deferred taxes) of $12,990,304 and $19,482,196 for the three and nine months ended August 31, 2010, respectively, as compared to $10,726,495 and $14,175,291 for the three and nine months ended August 31, 2009. We had net realized losses (before deferred taxes) of $1,340,452 and $10,013,897 for the three and nine months ended August 31, 2010, respectively, as compared to net realized losses (before deferred taxes) of $10,756,469 and $18,591,444 for the three and nine months ended August 31, 2009, respectively. Net realized losses for the three and nine months ended August 31, 2010 were generally attributed to a realized loss that was recognized on our Quest Midstream units when they were exchanged for shares of PostRock in the merger, as well as realized losses attributable to PostRock shares received in the merger and sold prior to August 31, 2010.

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

Contractual Obligations
We do not have any significant contractual payment obligations as of August 31, 2010.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings
For the nine months ended August 31, 2010, the average principal balance and interest rate for the period during which the credit facility was utilized were $4,205,634 and 5.50 percent, respectively. We used proceeds from the sale of portfolio investments to pay off and terminate the credit facility on February 10, 2010.

Recent Developments
On September 1, 2010, the Company paid a distribution in the amount of $0.10 per common share, for a total of $911,646. Of this total, the dividend reinvestment amounted to $98,990.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider fluctuations in the value of our equity securities to be our principal market risk.

We carry our investments at fair value, as determined by our Board of Directors. The fair value of securities is determined using readily available market quotations from the principal market if available. The fair value of securities that are not publicly traded or whose market price is not readily available is determined in good faith by our Board of Directors. Because there are no readily available market quotations for many of the investments in our portfolio, we value a large portion of our portfolio investments at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have readily available market quotations, the fair value of our investments may differ significantly from the fair values that would have been used had a ready market quotation existed for such investments, and these differences could be material.

As of August 31, 2010, the fair value of our investment portfolio (excluding short-term investments) totaled $84,591,078. We estimate that the impact of a 10 percent increase or decrease in the fair value of these investments, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $5,286,096.

Debt investments in our portfolio may be based on floating or fixed rates. As of August 31, 2010, we had no floating rate debt investments outstanding.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934) during the fiscal quarter ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended August 31, 2010 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended August 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Amended Expense Reimbursement Agreement, dated as of August 9, 2010, between Tortoise Capital Resources Corporation and Tortoise Capital Advisors, L.L.C.(1)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

(1) Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed August 13, 2010.

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

TORTOISE CAPITAL RESOURCES CORPORATION

Date: October 7, 2010	By:	/s/ Terry Matlack
Terry Matlack
Chief Financial Officer
(Principal Financial Officer)