Form 10-K
period 2010-11-30
TORTOISE CAPITAL RESOURCES CORP
filed 2011-01-26
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on May 28, 2010 based on the closing price on that date of $5.80 on the New York Stock Exchange was $52,313,000. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2010, the registrant had 9,146,506 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

TORTOISE CAPITAL RESOURCES CORPORATION
FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2010

PART I

ITEM 1. BUSINESS
General

We were organized as a Maryland corporation on September 8, 2005, commenced operations on December 8, 2005, and are a non-diversified closed-end management investment company focused on the U.S. energy infrastructure sector. We are regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our common shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “TTO” on February 2, 2007. We invest primarily in privately-held and micro-cap public companies operating in the U.S. energy infrastructure sector. We seek to invest in companies in the energy infrastructure sector that generally produce stable cash flows as a result of their fee-based revenues and proactive hedging programs which help to limit direct commodity price risk.

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

Our Adviser

We are externally managed by Tortoise Capital Advisors, L.L.C. (our “Adviser”), a registered investment adviser specializing in listed energy infrastructure investments, such as pipeline and power companies, that had approximately $6.1 billion of assets under management as of December 31, 2010, including the assets of five other publicly traded closed-end management investment companies and private accounts. Our Adviser’s aggregate managed capital is among the largest of investment advisers managing closed-end management investment companies focused on the energy sector.

Our Adviser currently has four investment professionals who are primarily responsible for the origination, structuring and managing of our investments:
  David J. Schulte — Mr. Schulte has been a Managing Director of our Adviser since 2002 and also serves as our Chief Executive Officer. In addition, Mr. Schulte serves as Chief Executive Officer and President of Tortoise Energy Infrastructure Corporation (NYSE: TYG), Tortoise Energy Capital Corporation (NYSE: TYY) and Tortoise Power and Energy Infrastructure Fund, Inc. (NYSE: TPZ), Chief Executive Officer of Tortoise North American Energy Corporation (NYSE: TYN), Senior Vice-President of Tortoise MLP Fund, Inc. (NYSE: NTG) and President of the privately held closed-end investment company managed by our Adviser. From 1993 to 2002, Mr. Schulte was a full-time Managing Director at Kansas City Equity Partners, L.C. (“KCEP”). While a partner at KCEP, Mr. Schulte led private financings for two growth MLPs in the energy infrastructure sector, Inergy, L.P., where he served as a director, and MarkWest Energy Partners, L.P., where he was a board observer. Prior to joining KCEP, Mr. Schulte had over five years of experience completing acquisition and public equity financings as an investment banker at the predecessor of Oppenheimer & Co., Inc.

  Edward Russell — Mr. Russell serves as our President. Prior to joining our Adviser in March 2006, Mr. Russell was at Stifel Nicolaus since 1999, where he headed the Energy and Power Group as a Managing Director from 2003 to March 2006, and served as Vice President-Investment Banking before that. While a Managing Director at Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Mr. Russell was responsible for all of the energy and power transactions, including debt and equity transactions for TYG, TYY and TYN and our first private placement transaction. Prior to joining Stifel Nicolaus, Mr. Russell worked for more than 15 years as an investment banker at Pauli & Company, Inc. and Arch Capital LLC and as a commercial banker with Magna Group and South Side National Bank.

  Terry Matlack — Mr. Matlack has been a Managing Director of our Adviser since 2002 and also serves as our Chief Financial Officer. Mr. Matlack is also the Chief Financial Officer of TYG, TYY, TYN, TPZ, and the privately held closed-end investment company managed by our Adviser, and serves as the Chief Executive Officer of NTG. From 2001 to 2002, Mr. Matlack was a full-time Managing Director at KCEP. Prior to joining KCEP, Mr. Matlack was President of GreenStreet Capital and its affiliates, which invested primarily in the telecommunications service industry. Prior to 1995, he was Executive Vice President and a member of the Board of Directors of W. K. Communications, Inc., a cable television acquisition company, and Chief Operating Officer of W. K. Cellular, a rural cellular service area operator.

  Lisa Marquard — Prior to joining our Adviser in June 2007, Ms. Marquard was with Stifel Nicolaus since 2002, where she worked in the Financial Institution Investment Banking Group. Her prior experience includes executing public and private capital offerings, merger and acquisition advisory services, as well as general advisory services including valuations, strategic alternatives and shareholder reduction transactions. As of January 1, 2011, Ms. Marquard is no longer an employee of the Adviser, but has instead assumed a consulting role with the Adviser, and is also serving as the Chief Financial Officer of Mowood, LLC.
Our Adviser has retained Kenmont Investments Management, L.P. (“Kenmont”) as a sub-adviser. Kenmont is a Houston, Texas based registered investment adviser with experience investing in privately-held and public companies in the U.S. energy and power sectors. Kenmont provides additional contacts to us and enhances our number and range of potential investment opportunities. The principals of Kenmont have collectively created and managed private equity portfolios in excess of $1.5 billion and collectively have over 50 years of experience working for investment banks, accounting firms, operating companies and money management firms. Our Adviser compensates Kenmont for the services it provides to us. Our Adviser also indemnifies and holds us harmless from any obligation to pay or reimburse Kenmont for any fees or expenses incurred by Kenmont in providing such services to us. Entities managed by Kenmont own less than 1 percent of our outstanding common shares and warrants to purchase an additional 281,666 of our common shares.

Staffing

We do not currently have or expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Our Adviser currently has 38 employees. Our executive officers and three of our investment professionals are employees of our Adviser, with the fourth investment professional working under a consulting agreement with the Adviser.

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

Our Investments

We have pursued our investment objective by investing principally in a portfolio of privately-held and micro-cap public companies in the U.S. energy infrastructure sector. The energy infrastructure sector can be broadly categorized as follows:
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
Targeted Investment Characteristics

Generally our targeted investments have the following characteristics:
  Long-Life Assets with Stable Cash Flows and Limited Commodity Price Sensitivity. Most of our investments have the potential to generate stable cash flows over long periods of time. We have invested a portion of our assets in companies that own and operate assets with long useful lives and that generate cash flows by providing critical services primarily to the producers or end-users of energy. We have attempted to limit the direct exposure to energy commodity price risk in our portfolio. We have targeted companies that have a majority of their cash flows generated by contractual obligations.

  Experienced Management Teams with Energy Infrastructure Focus. We have targeted investments in companies with management teams that have a track record of success and that often have substantial knowledge and focus in particular segments of the energy infrastructure sector or with certain types of assets. We believe that our management team’s extensive experience and network of business relationships in the energy infrastructure sector will enable us to identify and attract portfolio company management teams that meet these criteria.

  Fixed Asset-Intensive Investments. Most of our investments have been made in companies with a relatively significant base of fixed assets. Compared to companies with lower relative fixed asset levels, fixed asset intensive companies often are characterized by economies of scale and barriers to entry.

  Limited Technological Risk. We generally do not target investment opportunities involving the application of new technologies or significant geological, drilling or development risk.

  Exit Opportunities. We have focused our investments on prospective portfolio companies that we believe will generate a steady stream of cash flow to generate returns on our investments as well as allow such companies to reinvest in their respective businesses. We expect that such internally generated cash flow will lead to distributions or the repayment of the principal of our investments in portfolio companies and will be a key means by which we monetize our investments over time. In addition, we have sought to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay, or provide liquidity for, our investments through an initial public offering of common stock or other capital markets transactions. We believe our Adviser’s investment experience will help us identify such companies.
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

The types of securities in which we may invest include, but are not limited to, the following:

Equity Investments
Our equity investments may consist of common or preferred equity (generally limited partner interests, including interests in MLPs, and limited liability company interests) that are expected to pay distributions on a current basis. Preferred equity generally has a preference over common equity as to distributions during operations and upon liquidation. In general, we expect that our equity investments will not be control-oriented investments and we may acquire equity securities as part of a group of private equity investors in which we are not the lead investor. In some cases, we also may obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

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

Competitive Advantages

We believe that we are well positioned to meet the financing needs of companies within the U.S. energy infrastructure sector for the following reasons:
  Existing Investment Platform and Focus on the Energy Infrastructure Sector. We believe that our Adviser’s current investment platform provides us with significant advantages in sourcing, evaluating, executing and managing investments. Our Adviser is a registered investment adviser specializing in the energy sector and had approximately $6.1 billion of assets under management as of December 31, 2010, including the assets of five other publicly traded closed-end management investment companies and private accounts. Our Adviser created the first publicly traded closed-end management investment company focused primarily on investing in MLPs involved in the energy infrastructure sector, and its aggregate managed capital is among the largest of those closed-end management investment company advisers focused on the energy sector.

  Experienced Management Team. The members of our Adviser’s investment committee have an average of over 20 years of financial investment experience. Our Adviser’s investment professionals responsible for the structuring and managing of our investments have vast experience in energy, investment banking, leveraged finance and private equity investing. We believe that the members of our Adviser’s investment committee and the Adviser’s investment professionals have developed strong reputations in the capital markets, particularly in the energy infrastructure sector, that we believe affords us a competitive advantage in identifying and investing in energy infrastructure companies.

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

Operating and Regulatory Structure

We are regulated as a BDC under the 1940 Act and classified as a non-diversified closed-end management investment company under the 1940 Act. We are, and currently intend to be, taxed as a general business corporation under the Code.

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

Unlike most investment companies, we have not elected, and do not intend to elect, to be treated as a RIC under the Code. Therefore, we are, and currently intend to be, obligated to pay federal and applicable state corporate income taxes on our taxable income. As a result of not electing to be treated as a RIC, we are not subject to the Code’s diversification rules limiting the assets in which a RIC can invest. In addition, we are not subject to the Code’s restrictions on the types of income that a RIC can recognize without adversely affecting its election to be treated as a RIC, allowing us the ability to invest in operating entities treated as partnerships under the Code, which we believe provide attractive investment opportunities. Finally, unlike RICs, we are not effectively required by the Code to distribute substantially all of our income and capital gains. Distributions on the common shares will be treated first as taxable dividend income to the extent of our current or accumulated earnings and profits, then as a tax free return of capital to the extent of a stockholder’s tax basis in the common shares, and last as capital gain. We anticipate that the distributed cash from our portfolio investments in entities treated as partnerships for tax purposes will exceed our share of taxable income from those portfolio investments. Thus, we anticipate that only a portion of distributions we make on the common shares will be treated as taxable dividend income to our stockholders.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith. As of November 30, 2010, we are a non-accelerated filer. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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
Our Adviser was formed in October 2002 and has been managing investments in portfolios of MLPs and other issuers in the energy sector since that time, including management of the investments of TYG since February 27, 2004, TYY since May 31, 2005, TYN since October 31, 2005, TPZ since July 31, 2009, NTG since July 30, 2010 and one privately-held closed-end management investment company since June 29, 2007. From time to time the Adviser may pursue areas of investments in which the Adviser has more limited experience.

Our investment committee is the same for, and all of our Adviser’s employees provide services for, other funds managed by our Adviser. Our Adviser’s services under the investment advisory agreement are not exclusive, and it is not prohibited from furnishing the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others. In addition, the publicly-traded funds and private accounts managed by our Adviser may make investments similar to investments that we may pursue. Unlike the other funds managed by our Adviser, we have generally targeted investments in companies that are privately-held or have market capitalizations of less than $250,000,000, and that are earlier in their stage of development. We have also focused on privately-held and micro-cap public energy companies operating in the midstream and downstream segment, and to a lesser extent the upstream and coal/aggregates segments, of the U.S energy infrastructure sector.

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

We may utilize leverage within our portfolio.
Lenders from whom we may borrow money or holders of our debt securities may have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have, and may in the future, grant a security interest in our assets in connection with our debt. In the case of a liquidation event, those lenders or note holders would receive proceeds before our stockholders. In addition, debt, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique and the costs of any leverage transactions will be borne by our stockholders. In addition, because the base management fees we pay to our Adviser are based on Managed Assets (which includes any assets purchased with borrowed funds); our Adviser may imprudently borrow funds in an attempt to increase our managed assets and in conflict with our or our stockholders’ best interests. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common shares to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common shares to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common shares. Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions and competitive pressures. We must maintain the asset coverage ratio required under the 1940 Act for any leverage that may be outstanding. If we fail to maintain the required coverage, we may be required to repay a portion of any outstanding balance until the asset coverage requirement has been met. This may require us to sell assets. The illiquid nature of most of our investments may make it difficult to dispose of such assets at a favorable price, and as a result, we may suffer losses.

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
Most of our investments are in the form of securities or loans that are not publicly-traded. The fair value of these investments may not be readily determinable. We will value these investments quarterly at fair value as determined in good faith by our Board of Directors. We have retained Lincoln Partners Advisors LLC (an independent valuation firm) to provide third party valuation consulting services which consist of certain procedures that the Board of Directors has identified and requested they perform. For the period ended November 30, 2010, the Board of Directors requested Lincoln Partners Advisors LLC to perform positive assurance valuation procedures on investments in five portfolio companies comprising approximately 99.7 percent of our restricted investments at fair value as of November 30, 2010. The Board of Directors is ultimately responsible for determining the fair value of the investments in good faith. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact on our net asset value.

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
We have invested in the equity of companies whose securities are not publicly-traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. We also have invested in debt securities with terms of five to ten years and may hold such investments until maturity. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly (to meet debt covenants in our credit facility, for example), we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Our internal controls over financial reporting may not be adequate, which could have a significant and adverse effect on our business and reputation.
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
We have invested primarily in privately-held and micro-cap public energy companies. Because we have been specifically focused on the energy infrastructure sector, investments in our common shares may present more risks than if we were broadly diversified over numerous sectors of the economy. Therefore, a downturn in the U.S. energy infrastructure sector would have a larger impact on us than on an investment company that does not concentrate in one sector of the economy. The energy infrastructure sector can be significantly affected by the supply of and demand for specific products and services; the supply and demand for crude oil, natural gas, and other energy commodities; the price of crude oil, natural gas, and other energy commodities; exploration, production and other capital expenditures; government regulation; world and regional events and economic conditions. At times, the performance of securities of companies in the energy infrastructure sector may lag the performance of securities of companies in other sectors or the broader market as a whole.

The portfolio companies in which we have invested are subject to variations in the supply and demand of various energy commodities.
A decrease in the production of natural gas, natural gas liquids, crude oil, coal, aggregates, refined petroleum products or other such commodities, or a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, may adversely impact the financial performance of companies in the energy infrastructure sector. Production declines and volume decreases could be caused by various factors, including catastrophic events affecting production, depletion of resources, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import supply disruption, increased competition from alternative energy sources or related commodity prices. Alternatively, a sustained decline in demand for such commodities could also adversely affect the financial performance of companies in the energy infrastructure sector. Factors that could lead to a decline in demand include economic recession or other adverse economic conditions, higher fuel taxes or governmental regulations, increases in fuel economy, consumer shifts to the use of alternative fuel sources, changes in commodity prices or weather. A sustained decline in demand for natural gas, crude oil, and refined petroleum products could adversely affect MLP revenues and cash flows. Factors that could lead to a decrease in market demand include a recession or other adverse economic conditions, an increase in the market price of the underlying commodity, higher taxes or other regulatory actions that increase costs, or a shift in consumer demand for such products. Demand may also be adversely impacted by consumer sentiment with respect to global warming and/or by any state or federal legislation intended to promote the use of alternative energy sources such as bio-fuels, solar and wind.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We do not own any real estate or other physical properties. Our Adviser is the current leaseholder for all properties in which we operate. We occupy these premises pursuant to our Investment Advisory Agreement and the Administration Agreement with our Adviser. Our principal executive office is located in Leawood, Kansas.

ITEM 3. LEGAL PROCEEDINGS
Neither we nor our Adviser are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common shares began trading on the NYSE under the symbol “TTO” on February 2, 2007 at a price of $15.00 per share. Prior to our initial public offering, there was no public market for our common shares.

The following table sets forth the range of high and low sales prices of our common shares and the distributions declared by us for each fiscal quarter for our two most recent fiscal years:

		Price Range		Cash Distribution
2009	NAV(1)	High	Low	per Share(2)
First quarter	$8.67	$8.28	$3.92	$0.2300
Second quarter	$8.91	$6.93	$4.11	$0.1300
Third quarter	$8.76	$6.67	$3.78	$0.1300
Fourth quarter	$9.29	$6.82	$5.33	$0.1300

2010
First quarter	$9.60	$7.58	$6.00	$0.1300
Second quarter	$8.69	$7.93	$5.27	$0.1000
Third quarter	$9.74	$6.44	$5.10	$0.1000
Fourth quarter	$10.44	$7.42	$5.40	$0.1000

(1)	Net asset value per share is generally determined as of the last day in the relevant period and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Represents the distribution declared in the specified period.

The last reported price for our common stock as of December 31, 2010 was $7.30 per share. As of December 31, 2010, we had 27 stockholders of record.

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

Taxation of our Distributions

We have invested primarily in partnerships and limited liability companies treated as partnerships for tax purposes, which generally have larger distributions of cash than the taxable income which they generate. Accordingly, we anticipate that the distributions we receive typically will include a return of capital component for accounting and tax purposes. Distributions declared and paid by us in any year generally will differ from our taxable income for that year; as such distributions may include the distribution of current year taxable income and returns of capital.

Performance Graph

The following graph compares the return on our common stock (“TTO”) with that of the Wachovia MLP Total Return Index (“WMLPT”), the Standard & Poor’s 500 Stock Index (“SPX”) and a BDC Peer Group (“BDC Peers”)(2), for the period February 2, 2007 to November 30, 2010. The graph assumes that, on February 2, 2007, a $100 investment was made in each of our common stock, WMLPT, SPX and the BDC Peers, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering (1)
Through November 30, 2010

(1)	Our shares began trading on the NYSE on February 2, 2007.
(2)	The BDC Peer Group consists of the following closed-end investment companies that have elected to be regulated as business development companies under the 1940 Act:

American Capital Strategies	Fifth Street Finance Corp.	Horizon Technology Finance	PennantPark Investment Corp
Ameritrans Capital Corp.	Full Circle Capital Corp.	Kohlberg Capital Corp.	Prospect Capital Corp.
Apollo Investment Corp.	Gladstone Capital Corp.	Main Street Capital Corp.	Saratoga Investment Corp.
Ares Capital Corporation	Gladstone Investment Corp.	MCG Capital Corp.	Solar Capital Ltd.
Blackrock Kelso Capital Corp.	Golub Capital BDC Inc.	Medallion Financial Corp.	THL Credit Inc.
Capital Southwest Corp.	Harris & Harris Group Inc.	MVC Capital	TICC Capital
Equus Total Return	Hercules Tech Growth Capital	NGP Capital Resources Co.	Triangle Capital Corp.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended November 30, 2010 that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended November 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included in this Annual Report on Form 10-K. Financial information presented below for the years ended November 30, 2010, November 30, 2009, November 30, 2008, November 30, 2007 and for the period from December 8, 2005 to November 30, 2006 has been derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm. The historical data is not necessarily indicative of results to be expected for any future period.

					Period from
					December 8,
	Year Ended	Year Ended	Year Ended	Year Ended	2005
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2010	2009	2008	2007	2006(1)
Statements of operations data:
Investment income	$1,891,827	$1,804,531	$2,943,953	$3,034,944	$2,119,843
Base management fees(2)	1,233,823	1,351,593	2,006,120	2,233,670	634,989
All other expenses(3)	972,556	1,539,486	2,688,550	2,902,561	360,156
Total expenses	$2,206,379	$2,891,079	$4,694,670	$5,136,231	$995,145
Less expense reimbursement by Adviser	308,003	225,266	385,622	94,181	—
Current and deferred tax benefit (expense), net	(4,772,648)	(254,356)	9,859,785	(3,671,096)	(516,055)
Net realized gain (loss) on investments
before income taxes	(11,118,519)	(23,120,748)	8,716,197	260,290	(1,462)
Unrealized appreciation (depreciation)
of investments before income taxes	30,564,590	24,247,380	(41,581,120)	10,561,888	328,858
Increase (decrease) in net assets resulting
from operations	$14,666,874	$10,994	$(24,370,233)	$5,143,976	$936,039
Per common share data:
Distributions to common stockholders(4)	$0.43	$0.62	$1.04	$0.67	$0.34
Net increase (decrease) in stockholder’s equity
resulting from operations:
Basic and diluted	$1.61	$0.00	$(2.74)	$0.66	$0.30
Net asset value	$10.44	$9.29	$9.96	$13.76	$13.70

	November 30,	November 30,	November 30,	November 30,	November 30,
	2010	2009	2008	2007	2006
Statements of assets and liabilities data:
Short-term investments	$1,466,193	$1,498,846	$360,372	$219,502	$5,431,414
Long-term investments	93,736,230	82,483,094	105,790,858	158,416,831	37,144,100
Other assets	838,970	5,496,113	6,169,827	537,987	357,498
Total assets	$96,041,393	$89,478,053	$112,321,057	$159,174,320	$42,933,012
Total liabilities	562,220	5,181,468	23,095,757	37,261,354	604,610
Total net assets	$95,479,173	$84,296,585	$89,225,300	$121,912,966	$42,328,402

(1)	We were incorporated on September 8, 2005, but did not commence operations until December 8, 2005.
(2)	For the year ended November 30, 2010, base management fees include $1,233,823 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement. For the year ended November 30, 2009, base management fees include $1,351,593 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement. For the year ended November 30, 2008, base management fees include $2,313,731 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement, and $307,611 as a reduction in the provision for capital gain incentive fees payable to the Adviser. For the year ended November 30, 2007, base management fees include $1,926,059 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement and $307,611 as an increase in the provision for capital gain incentive fees payable to the Adviser. For the period from December 8, 2005 to November 30, 2006, base management fees include $634,989 accrued as base management fees payable to the Adviser under the Investment Advisory Agreement. The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been due or payable since the commencement of operations.
(3)	For the year ended November 30, 2010, other expenses include $926,937 in operating expenses and $45,619 in interest expense on the credit facility. For the year ended November 30, 2009, other expenses include $911,779 in operating expenses and $627,707 in interest expense on the credit facility. For the year ended November 30, 2008, other expenses include $1,037,624 in operating expenses and $1,650,926 in interest expense on the credit facility. For the year ended November 30, 2007, other expenses include $1,094,677 in operating expenses, $847,421 of interest expense on the credit facility, $228,750 in preferred stock dividends, and $731,713 of non-recurring expenses related to the loss on redemption of the previously outstanding Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock issuance in December 2006 was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of our initial public offering in February 2007. For the period from December 8, 2005 to November 30, 2006, other expenses include $360,156 in operating expenses. Other expenses do not include current and deferred income taxes.

(4)	The character of distributions made during the year may differ from the ultimate characterization for federal income tax purposes. For the year ended November 30, 2010, the company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2009, the company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2008, the company’s distributions, for book purposes, were comprised of 100 percent return of capital, and for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital. For the year ended November 30, 2007, the company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the period ended December 8, 2005 to November 30, 2006, the company’s distributions, for book purposes, were comprised of 87.3 percent investment income and 12.7 percent return of capital, and for tax purposes were comprised of 41.7 percent investment income and 58.3 percent return of capital.

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

Overview

We have elected to be regulated as a BDC and we are classified as a non-diversified closed-end management investment company under the 1940 Act. As a BDC, we are subject to numerous regulations and restrictions. Unlike most investment companies, we are taxed as a general business corporation under the Code.

We have invested primarily in privately-held and micro-cap public companies operating in the U.S. energy infrastructure sector. We have invested in companies in the energy infrastructure sector that we expect to produce stable cash flows as a result of their fee-based revenues and proactive hedging programs, which help to limit direct commodity price risk.

Performance Review and Investment Outlook

Our net asset value was $10.44 as of November 30, 2010, compared to $9.29 a year ago at November 30, 2009. Total investment return, based on net asset value and assuming reinvestment of distributions, was approximately 20.3 percent for the year ended November 30, 2010. Our stock price also increased significantly this past year, closing at $7.28 on November 30, 2010 compared to $6.23 on November 30, 2009. The fair value of our investment portfolio, excluding short-term investments at November 30, 2010, our most recent year end, was approximately $93.7 million, with approximately 78 percent of the portfolio in private investments totaling $72.9 million and approximately 22 percent in publicly-traded investments totaling $20.8 million. Our portfolio is diversified among approximately 43 percent midstream and downstream investments, 12 percent upstream, and 45 percent in aggregates and coal. The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of November 30, 2010 was 5.7 percent. In comparison to last year end, the fair value of our investment portfolio, excluding short-term investments, was approximately $82.5 million, with approximately 93 percent of the portfolio in private investments totaling $76.9 million and 7 percent of the portfolio in publicly-traded investments totaling $5.6 million.

The fair value of International Resource Partners (“IRP”) increased approximately $18 million this past year. Over the last twelve months, there have been significant increases in comparable company valuations, two coal MLP IPOs and renewed M&A activity which, combined with IRP’s improved financial performance, supported the significant increase in valuation. IRP also steadily increased its quarterly distribution this year, from $0.40 per unit in our first quarter to $0.55 per unit in our fourth quarter.

In February 2010, Mowood, LLC (“Mowood”) closed the sale of Timberline to Landfill Energy Systems. We received $9.0 million in cash distributions from the sale and used the proceeds to pay off our credit facility and invest in publicly-traded securities. In May 2010, we received additional capital gain proceeds of $585,000 as a result of a contingent payment from the sale and in November 2010, we received $193,403 in carbon credit reimbursements. We may also receive additional contingent and escrow payments from the sale currently expected to total up to $1.4 million. Mowood’s subsidiary, Omega Pipeline, continues to perform near budget. We invested an additional $750,000 in February in the form of subordinated debt to fund growth projects at Omega. In July 2010, the term note of $5.3 million was converted to a revolving line of credit with a maximum principal balance of $5.3 million. The line of credit allows Mowood greater flexibility related to seasonal fluctuations in working capital. Mowood subsequently repaid $1.5 million, and at November 30, 2010, the principal balance outstanding was $3.8 million. The fair value of our Mowood investment, including debt and equity, was approximately $9.3 million as of November 30, 2010.

The fair value of VantaCore Partners LP (“VantaCore”) decreased approximately $2.4 million over this past year. VantaCore has struggled with lower than anticipated operating results, primarily attributed to its Southern Aggregates subsidiary, which has experienced a decrease in demand and pricing, and higher than expected costs, partially offset by better results from its Winn Materials and McIntosh operations. VantaCore was unable to meet its minimum quarterly distribution (“MQD”) for the past two quarters. Common unit holders received a cash distribution equal to MQD of $0.475 for each of those two quarters, due to preferred unit holders’ acceptance of a paid-in-kind distribution, and no distributions were made to the holders of subordinated units.

The fair value of High Sierra Energy, LP (“High Sierra”) decreased by approximately $5 million over this past year. High Sierra’s board elected not to declare a cash distribution for our second, third and fourth quarters, decreasing our distributable cash flow by approximately $0.07 per share. High Sierra extended its existing credit facility through March 31, 2011. High Sierra reported year-to-date operating results through September 2010 below budget, primarily attributable to Monroe Gas Storage, the Crude Oil business, and Centennial Energy.

Quest Midstream Partners completed its transformation into a publicly traded C-corp, PostRock Energy Corp. (NASDAQ: PSTR) in March 2010. PSTR was a new corporation formed for the purpose of wholly owning all three Quest entities. Upon closing of the merger, we received 490,769 freely tradable common units of PSTR in exchange for our 1,216,881 common units of Quest Midstream. Subsequently, the stock price declined significantly and we began selling our units in an orderly liquidation. We held 260,500 common units of PostRock as of November 30, 2010 at a fair value of $3.65 per unit, the NASDAQ closing price on that date.

Recent Developments

On January 12, 2011, we filed a preliminary proxy statement with the SEC with respect to our annual meeting. Included within the proxy is a proposal unanimously approved by our Board of Directors to withdraw our election to be treated as a BDC as defined in the Investment Company Act of 1940.

On January 18, 2011, Abraxas Petroleum Corporation (NASDAQ: AXAS) (“Abraxas”) announced that it intends to offer 10,000,000 shares of common stock and certain selling stockholders intend to offer 8,503,347 shares of common stock, both subject to market conditions, in an underwritten offering. The selling stockholders received their shares of common stock in the merger of Abraxas Energy Partners, L.P. into a wholly-owned subsidiary of Abraxas in October 2009. TTO has elected to participate as a selling unit holder and include up to 1,646,376 common units in the offering. The offering is being made pursuant to two effective shelf registration statements filed with the U.S. Securities and Exchange Commission. Abraxas has stated that it intends to use the net proceeds from the offering to repay indebtedness outstanding under its credit facility, to increase its 2011 capital expenditure budget and for general corporate purposes.

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

Results of Operations

Set forth are the results of operations for the year ended November 30, 2010 as compared to the years ended November 30, 2009 and November 30, 2008.

Investment Income: Total investment income for the year ended November 30, 2010 was $1,891,827 as compared to $1,804,531 for the year ended November 30, 2009 and $2,943,953 for the year ended November 30, 2008. Total distributions from investments decreased for the year ended November 30, 2010, primarily resulting from the sale of investments in order to eliminate outstanding leverage, as well as a decrease in distribution rates from a few of our investments. However, total investment income for the year ended November 30, 2010 increased as compared to the year ended November 30, 2009 and decreased as compared to the year ended November 30, 2008 due in large part to the portion of distributions classified as return of capital.

The weighted average yield (to cost) on our investment portfolio (excluding short-term investments) as of November 30, 2010 was 5.7 percent as compared to 6.9 percent at November 30, 2009 and 8.0 percent at November 30, 2008. The decrease in the weighted average yield to cost is generally related to the sale of investments in order to eliminate outstanding leverage, as well as a decrease in distribution rates from a few of our investments.

Net Expenses: Net expenses for the year ended November 30, 2010 were $1,898,376 as compared to $2,665,813 for the year ended November 30, 2009 and $4,309,048 for the year ended November 30, 2008. The decrease for the year ended November 30, 2010 is primarily attributed to lower base management fees due to a decrease in the fair value of our portfolio, an increase in the expense reimbursement by the Adviser, and significantly lower leverage costs. The provision for capital gain incentive fees is adjusted based on the increase or decrease in fair value and unrealized appreciation or depreciation on investments. During the year ended November 30, 2010, we accrued no capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gains fees have been due or payable since the commencement of operations.

Distributable Cash Flow: Our portfolio generates cash flow to us from which we pay distributions to stockholders. When our Board of Directors determines the amount of any distribution we expect to pay our stockholders, it will review distributable cash flow (“DCF”). DCF is distributions received from investments less our total expenses. The total distributions received from our investments include the amount received by us as cash distributions from equity investments, paid-in-kind distributions, and dividend and interest payments. Total expenses include current or anticipated operating expenses, leverage costs and current income taxes on our operating income. Total expenses do not include deferred income taxes, taxes generated from realized gains or accrued capital gain incentive fees. Distributions paid to stockholders may exceed distributable cash flow for the period. We do not include in distributable cash flow the value of distributions received from portfolio companies which are paid in stock as a result of credit constraints, market dislocation or other similar issues.

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

The following table represents DCF for the years ended November 30, 2010, November 30, 2009 and November 30, 2008:

	Year Ended	Year Ended	Year Ended
Distributable Cash Flow	November 30, 2010	November 30, 2009	November 30, 2008
Total from Investments
Distributions from investments	$4,196,269	$7,724,577	$9,688,521
Distributions paid in stock	65,268	—	2,186,767
Interest income from investments	720,323	807,848	1,103,059
Dividends from money market mutual funds	859	1,986	18,205
Other income	38,580	61,514	28,987
Total from Investments	5,021,299	8,595,925	13,025,539
Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement by Adviser)	925,820	1,126,327	1,928,109
Other operating expenses	684,739	911,779	1,037,624
Total Operating Expenses, before leverage costs	1,610,559	2,038,106	2,965,733
Distributable cash flow before leverage costs	3,410,740	6,557,819	10,059,806
Leverage Costs	45,619	627,707	1,650,926
Distributable Cash Flow	$3,365,121	$5,930,112	$8,408,880
Capital gain proceeds	882,212	—	—
Cash Available for Distribution	$4,247,333	$5,930,112	$8,408,880

Distributions paid on common stock	$3,915,124	$5,582,473	$9,265,351

Payout percentage of period(1)	92%	94%	110%

DCF/GAAP Reconciliation
Distributable Cash Flow	$3,365,121	$5,930,112	$8,408,880
Adjustments to reconcile to Net Investment Loss, before Income Taxes:
Distributions paid in stock(2)	(65,268)	—	(2,186,767)
Return of capital on distributions received from equity investments	(3,064,204)	(6,791,394)	(7,894,819)
Capital gain incentive fees	—	—	307,611
Non-recurring professional fees	(242,198)	—	—
Net Investment loss, before Income Taxes	$(6,549)	$(861,282)	$(1,365,095)

(1)	Distributions paid as a percentage of Cash Available for Distribution.
(2)	Distributions paid in stock for the years ended November 30, 2010 and November 30, 2008 were paid as part of normal operations and are included in DCF.

Distributions: The following table sets forth distributions for the three years ended November 30, 2010, November 30, 2009 and November 30, 2008.

Record Date	Payment Date	Amount
November 22, 2010	November 30, 2010	$0.1000
August 23, 2010	September 1, 2010	$0.1000
May 21, 2010	June 1, 2010	$0.1000
February 19, 2010	March 1, 2010	$0.1300

November 23, 2009	November 30, 2009	$0.1300
August 24, 2009	September 1, 2009	$0.1300
May 22, 2009	June 1, 2009	$0.1300
February 23, 2009	March 2, 2009	$0.2300

November 20, 2008	November 28, 2008	$0.2650
August 21, 2008	September 2, 2008	$0.2650
May 22, 2008	June 2, 2008	$0.2625
February 21, 2008	March 3, 2008	$0.2500

Net Investment Loss: Net investment loss for the year ended November 30, 2010 was $4,106 as compared to a net investment loss of $760,149 for the year ended November 30, 2009 and net investment loss of $978,493 for the year ended November 30, 2008. The decreased loss is primarily related to the decrease in the proportion of distributions received from investments that were classified as return of capital and the decrease in net expenses described above.

Net Realized and Unrealized Gain (Loss): We had unrealized appreciation of $19,162,014 (after deferred taxes) for the year ended November 30, 2010 as compared to unrealized appreciation of $21,177,019 (after deferred taxes) for the year ended November 30, 2009 and $29,595,528 in unrealized depreciation (after deferred taxes) for the year ended November 30, 2008. We had realized losses this year of $4,491,034 (after deferred taxes) as compared to realized losses last year of $20,405,876 (after deferred taxes) and realized gains of $6,203,788 (after deferred taxes) for the year ended November 30, 2008. The realized losses for the year ended November 30, 2010 are primarily attributable to the losses on sales of publicly-traded securities.

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

Contractual Obligations

We do not have any known contractual payment obligations as of November 30, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings

For the year ended November 30, 2010, the average principal balance and interest rate for the period during which the credit facility was utilized were $4,205,634 and 5.50 percent, respectively. We used proceeds from the sale of portfolio investments to pay off and terminate the credit facility on February 10, 2010.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our equity securities to be our principal market risk. There were no material changes to our market risk exposure at November 30, 2010 as compared to November 30, 2009.

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

As of November 30, 2010, the fair value of our investment portfolio (excluding short-term investments) totaled $93,736,230. We estimate that the impact of a 10 percent increase or decrease in the fair value of these investments, net of capital gain incentive fees and related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $6,015,991.

Debt investments in our portfolio may be based on floating or fixed rates. As of November 30, 2010, we had no floating rate debt investments outstanding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and financial statement schedules are set forth beginning on page F-1 in this Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
As of November 30, 2010, we are a non-accelerated filer. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of November 30, 2010.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our proxy statement for our 2011 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our proxy statement for our 2011 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our proxy statement for our 2011 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our proxy statement for our 2011 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our proxy statement for our 2011 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

     1. The Financial Statements listed in the Index to Financial Statements on Page F-1.

     2. The Exhibits listed in the Exhibit Index below.

Exhibit No.	Description of Document
3.1	Articles of Incorporation(1)

3.2	Articles Supplementary(2)

3.3	Bylaws(3)

4.1	Form of Stock Certificate(2)

4.2	Form of Warrant dated December 2006(2)

4.3	Registration Rights Agreements with Merrill Lynch & Co; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated dated January 9, 2006(1)

4.4	Registration Rights Agreement dated April 2007(4)

10.1	Dividend Reinvestment Plan(5)

10.2	Investment Advisory Agreement, dated September 15, 2009, between Tortoise Capital Resources Corporation and Tortoise Capital Advisors, L.L.C.(6)

10.3	Expense Reimbursement Agreement dated as of November 8, 2010 by and between Tortoise Capital Resources Corporation and Tortoise Capital Advisors, LLC(7)

10.4	Sub-Advisory Agreement with Kenmont Investments Management, L.P. dated September 15, 2009(8)

10.5	Custody Agreement with U.S. Bank National Association dated September 13, 2005(1)

10.5.1	First Amendment to the Custody Agreement with U.S. Bank National Association dated May 24, 2010—filed herewith

10.6	Stock Transfer Agency Agreement with Computershare Investor Services, LLC dated September 13, 2005(1)

10.7	Amended Administration Agreement with Tortoise Capital Advisors, L.L.C. dated December 1, 2010(9)

10.8	Warrant Agreement with Computershare Investor Services, LLC as Warrant Agent dated December 8, 2005(1)

14.1	Code of Ethics for Principal Executive Officer and Principal Financial Officer—filed herewith

24	Power of Attorney (included on the signature page)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2, filed August 28, 2006 (File No. 333-136923).
(2)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed January 9, 2007 (File No. 333-136923).
(3)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed January 21, 2009.
(4)	Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed July 3, 2007 (File No. 333-142859).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed September 18, 2009.
(7)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 10, 2010.
(8)	Incorporated by reference to the Registrant’s annual report on Form 10-K, filed February 16, 2010.
(9)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 1, 2010.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tortoise Capital Resources Corporation

We have audited the accompanying statements of assets and liabilities of Tortoise Capital Resources Corporation (the Company), including the schedules of investments, as of November 30, 2010 and 2009, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended November 30, 2010, and the financial highlights for each of the periods indicated therein. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of November 30, 2010, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Tortoise Capital Resources Corporation at November 30, 2010 and 2009, the results of its operations, changes in its net assets, its cash flows for each of the three years in the period ended November 30, 2010, and the financial highlights for each of the periods indicated therein, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Kansas City, Missouri
January 26, 2011

Tortoise Capital Resources Corporation

STATEMENTS OF ASSETS & LIABILITIES

	November 30, 2010	November 30, 2009
Assets
Investments at fair value, control (cost $18,122,054 and $28,180,070, respectively)	$23,260,566	$33,458,046
Investments at fair value, affiliated (cost $31,329,809 and $52,676,299, respectively)	49,066,009	41,658,847
Investments at fair value, non-affiliated (cost $21,628,965 and $9,568,566, respectively)	22,875,848	8,865,047
Total investments (cost $71,080,828 and $90,424,935, respectively)	95,202,423	83,981,940
Receivable for Adviser expense reimbursement	109,145	49,843
Receivable for investments sold	5,198	—
Interest receivable from control investments	42,778	—
Dividends receivable	83	87
Deferred tax asset	656,743	5,429,391
Prepaid expenses and other assets	25,023	16,792
Total assets	96,041,393	89,478,053

Liabilities
Base management fees payable to Adviser	327,436	299,060
Accrued expenses and other liabilities	234,784	282,408
Short-term borrowings	—	4,600,000
Total liabilities	562,220	5,181,468
Net assets applicable to common stockholders	$95,479,173	$84,296,585

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding
at November 30, 2010 and November 30, 2009
(5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 9,146,506 shares issued and outstanding
at November 30, 2010 and 9,078,090 issued and outstanding at November 30, 2009 (100,000,000 shares authorized)	9,147	9,078
Additional paid-in capital	98,444,952	101,929,307
Accumulated net investment loss, net of income taxes	(3,308,522)	(3,304,416)
Accumulated realized loss, net of income taxes	(18,532,648)	(14,041,614)
Net unrealized appreciation (depreciation) of investments, net of income taxes	17,495,544	(1,666,470)
Net assets applicable to common stockholders	$95,479,173	$84,296,585

Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$10.44	$9.29

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

SCHEDULE OF INVESTMENTS
November 30, 2010

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (100%)(2)	$793,000	$5,492,247
	Downstream	Subordinated Debt (14.0% Due 12/31/11)(2)	3,800,000	3,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	13,385,113	13,814,764
		Incentive Distribution Rights (988)(2)(5)	143,941	153,555
Total Control Investments — 24.3%(3)			18,122,054	23,260,566
Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	19,823,161	20,666,009
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,237,333	28,155,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,149,269	208,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	120,046	37,000
Total Affiliated Investments — 51.4%(3)			31,329,809	49,066,009
Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Common Units (1,646,376)(5)(7)	2,448,984	7,013,562
Energy Transfer Partners, L.P.	Midstream	Common Units (50,900)(7)	2,431,551	2,579,103
Enterprise Products Partners L.P.	Midstream	Common Units (37,600)(7)	1,227,913	1,582,208
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,291,374	3,011,613
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	1,999,275	602,834
Inergy, L.P.	Midstream	Common Units (7,100)(7)	288,864	277,042
Kinder Morgan Management, LLC	Midstream	Common Units (20,678)(7)(8)	1,139,279	1,323,212
ONEOK Partners, L.P.	Midstream	Common Units (17,100)(7)	991,807	1,354,491
PostRock Energy Corporation	Upstream	Common Units (260,500)(5)(7)	4,949,500	950,825
Regency Energy Partners LP	Midstream	Common Units (46,500)(7)	1,165,596	1,195,050
Williams Partners L.P.	Midstream	Common Units (32,300)(7)	1,228,629	1,519,715
Fidelity Institutional Government	Short-term	Class I Shares	1,466,193	1,466,193
Portfolio	investment
Total Non-affiliated Investments — 24.0%(3)			21,628,965	22,875,848
Total Investments — 99.7%(3)			$71,080,828	$95,202,423

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $72,929,409, which represents 76.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Security distributions are paid-in-kind.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

SCHEDULE OF INVESTMENTS
November 30, 2009

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (99.5%)(2)	$4,077,499	$8,253,910
	Downstream	Subordinated Debt (9% Due 12/31/09)(2)	8,800,000	8,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	15,158,630	16,256,482
		Incentive Distribution Rights (988)(2)(5)	143,941	147,654
Total Control Investments — 39.7%(3)			28,180,070	33,458,046
Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)	20,729,255	24,461,390
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,333,333	9,984,402
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,952,626	1,102,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	138,521	124,000
Quest Midstream Partners, L.P.	Midstream	Common Units (1,216,881)(2)(5)	19,522,564	5,987,055
Total Affiliated Investments — 49.4%(3)			52,676,299	41,658,847
Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Unregistered Common Units (1,946,376)(2)(5)(7)	2,895,234	3,297,009
Eagle Rock Energy Partners, L.P.	Midstream/ Upstream	Unregistered Common Units (54,474)(2)(7)(8)	723,447	253,559
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,447,552	2,039,565
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)	2,003,487	1,776,068
Fidelity Institutional Government	Short-term	Class I Shares	1,498,846	1,498,846
Portfolio	investment
Total Non-affiliated Investments — 10.5%(3)			9,568,566	8,865,047
Total Investments — 99.6%(3)			$90,424,935	$83,981,940

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $80,443,529, which represents 95.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminates April 1, 2010. See Note 9 to the financial statements for additional information.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	November 30, 2010	November 30, 2009	November 30, 2008
Investment Income
Distributions from investments
Control investments	$2,021,943	$2,270,189	$1,576,716
Affiliated investments	1,606,891	3,379,159	4,699,082
Non-affiliated investments	567,435	2,075,229	3,412,723
Total distributions from investments	4,196,269	7,724,577	9,688,521
Less return of capital on distributions	(3,064,204)	(6,791,394)	(7,894,819)
Net distributions from investments	1,132,065	933,183	1,793,702
Interest income from control investments	720,323	807,848	1,103,059
Dividends from money market mutual funds	859	1,986	18,205
Fee income	38,580	61,514	—
Other income	—	—	28,987
Total Investment Income	1,891,827	1,804,531	2,943,953
Operating Expenses
Base management fees	1,233,823	1,351,593	2,313,731
Capital gain incentive fees (Note 4)	—	—	(307,611)
Professional fees	590,486	553,856	642,615
Directors’ fees	92,053	90,257	86,406
Stockholder communication expenses	53,807	61,130	58,943
Administrator fees	57,578	63,074	107,325
Fund accounting fees	27,723	31,968	34,546
Registration fees	25,889	31,306	29,668
Stock transfer agent fees	13,421	13,506	13,538
Franchise tax expense	9,470	—	—
Custodian fees and expenses	6,361	16,928	17,426
Other expenses	50,149	49,754	47,157
Total Operating Expenses	2,160,760	2,263,372	3,043,744
Interest expense	45,619	627,707	1,650,926
Total Expenses	2,206,379	2,891,079	4,694,670
Less expense reimbursement by Adviser	(308,003)	(225,266)	(385,622)
Net Expenses	1,898,376	2,665,813	4,309,048
Net Investment Loss, before Income Taxes	(6,549)	(861,282)	(1,365,095)
Current tax expense	—	—	(6,881)
Deferred tax benefit	2,443	101,133	393,483
Income tax benefit, net	2,443	101,133	386,602
Net Investment Loss	(4,106)	(760,149)	(978,493)

Tortoise Capital Resources Corporation

STATEMENTS OF OPERATIONS
(Continued)

	Year Ended	Year Ended	Year Ended
	November 30, 2010	November 30, 2009	November 30, 2008
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on control investments	$2,356,404	$—	$112,500
Net realized gain (loss) on affiliated investments	(9,520,748)	(338,572)	8,603,697
Net realized loss on non-affiliated investments	(3,954,175)	(22,782,176)	—
Net realized gain (loss), before income taxes	(11,118,519)	(23,120,748)	8,716,197
Deferred tax benefit (expense)	6,627,485	2,714,872	(2,512,409)
Net realized gain (loss) on investments	(4,491,034)	(20,405,876)	6,203,788
Net unrealized appreciation (depreciation) of control investments	(139,464)	5,483,497	(2,976,609)
Net unrealized appreciation (depreciation) of affiliated investments	28,753,652	(2,371,877)	(11,145,652)
Net unrealized appreciation (depreciation) of non-affiliated investments	1,950,402	21,135,760	(27,458,859)
Net unrealized appreciation (depreciation), before income taxes	30,564,590	24,247,380	(41,581,120)
Deferred tax benefit (expense)	(11,402,576)	(3,070,361)	11,985,592
Net unrealized appreciation (depreciation) of investments	19,162,014	21,177,019	(29,595,528)
Net Realized and Unrealized Gain (Loss) on Investments	14,670,980	771,143	(23,391,740)
Net Increase (Decrease) in Net Assets Applicable
to Common Stockholders Resulting from Operations	$14,666,874	$10,994	$(24,370,233)

Net Increase (Decrease) in Net Assets Applicable to Common Stockholders Resulting from
Operations Per Common Share:
Basic and Diluted	$1.61	$0.00 (1)	$(2.74)

Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,107,070	8,997,145	8,887,085

(1)	Less than $0.01 per share.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

STATEMENTS OF CHANGES IN NET ASSETS
	Year Ended	Year Ended	Year Ended
	November 30, 2010	November 30, 2009	November 30, 2008
Operations
Net investment loss	$(4,106)	$(760,149)	$(978,493)
Net realized gain (loss) on investments	(4,491,034)	(20,405,876)	6,203,788
Net unrealized appreciation (depreciation) of investments	19,162,014	21,177,019	(29,595,528)
Net increase (decrease) in net assets applicable to common
stockholders resulting from operations	14,666,874	10,994	(24,370,233)
Distributions to Common Stockholders
Return of capital	(3,915,124)	(5,582,473)	(9,265,351)
Total distributions to common stockholders	(3,915,124)	(5,582,473)	(9,265,351)
Capital Stock Transactions
Proceeds from exercise of 180 warrants	—	—	2,700
Issuance of 68,416, 115,943 and 103,799 common shares from
reinvestment of distributions to stockholders, respectively	430,838	642,764	945,218
Net increase in net assets, applicable to common stockholders,
from capital stock transactions	430,838	642,764	947,918
Total increase (decrease) in net assets applicable
to common stockholders	11,182,588	(4,928,715)	(32,687,666)

Net Assets
Beginning of year	84,296,585	89,225,300	121,912,966
End of year	$95,479,173	$84,296,585	$89,225,300

Accumulated net investment loss, net of income taxes,
at the end of year	$(3,308,522)	$(3,304,416)	$(2,544,267)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	November 30, 2010	November 30, 2009	November 30, 2008
Cash Flows From Operating Activities
Distributions received from investments	$4,196,269	$7,668,062	$9,688,521
Interest and dividend income received	678,408	885,284	1,106,776
Fee income received	43,580	55,000	—
Purchases of long-term investments	(10,633,882)	(6,612,878)	(37,817,772)
Proceeds from sales of long-term investments	15,757,414	24,312,558	48,568,485
Proceeds from sales (purchases) of short-term investments, net	32,653	(1,138,474)	(140,878)
Interest expense paid	(66,703)	(674,245)	(1,736,407)
Operating expenses paid	(1,923,455)	(1,955,510)	(3,001,292)
Net cash provided by operating activities	8,084,284	22,539,797	16,667,433
Cash Flows From Financing Activities
Issuance of common stock (including warrant exercises)	—	—	2,700
Advances from revolving line of credit	—	900,000	22,750,000
Repayments on revolving line of credit	(4,600,000)	(18,500,000)	(31,100,000)
Distributions paid to common stockholders	(3,484,284)	(4,939,797)	(8,320,133)
Net cash used in financing activities	(8,084,284)	(22,539,797)	(16,667,433)
Net change in cash	—	—	—
Cash — beginning of year	—	—	—
Cash — end of year	$—	$—	$—

Reconciliation of net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities
Net increase (decrease) in net assets applicable to common
stockholders resulting from operations	$14,666,874	$10,994	$(24,370,233)
Adjustments to reconcile net increase (decrease) in net assets applicable to common stockholders resulting from operations
to net cash provided by operating activities:
Purchases of long-term investments	(10,633,882)	(6,669,391)	(36,592,256)
Return of capital on distributions received	3,064,204	6,791,394	7,894,819
Proceeds from sales of long-term investments	15,762,612	24,312,558	48,568,485
Proceeds from sales (purchases) of short-term investments, net	32,653	(1,138,474)	(140,878)
Accrued capital gain incentive fees payable to Adviser	—	—	(307,611)
Deferred income taxes, net	4,772,648	254,356	(9,866,666)
Amortization of issuance costs	—	—	18,553
Realized gain (loss) on investments	11,118,519	23,120,748	(8,716,197)
Net unrealized appreciation (depreciation) of investments	(30,564,590)	(24,247,380)	41,581,120
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	(42,774)	77,218	(7,200)
Decrease in income tax receivable	—	212,054	—
Increase in receivable for investments sold	(5,198)	—	—
(Increase) decrease in prepaid expenses and other assets	(8,231)	91,004	(92,432)
Increase in current tax liability	—	—	6,881
Decrease in base management fees payable to
Adviser, net of expense reimbursement	(30,926)	(195,410)	(26,278)
Decrease in payable for investments purchased	—	—	(1,235,994)
Decrease in accrued expenses and other liabilities	(47,625)	(79,874)	(46,680)
Total adjustments	(6,582,590)	22,528,803	41,037,666
Net cash provided by operating activities	$8,084,284	$22,539,797	$16,667,433

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders
in additional common shares	$430,838	$642,764	$945,218

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

FINANCIAL HIGHLIGHTS

					Period from
					December 8, 2005(1)
	Year Ended	Year Ended	Year Ended	Year Ended	through
	November 30, 2010	November 30, 2009	November 30, 2008	November 30, 2007	November 30, 2006
Per Common Share Data(2)
Net Asset Value, beginning of period	$9.29	$9.96	$13.76	$13.70	$—
Initial offering price	—	—	—	—	15.00
Income (loss) from Investment Operations:
Net investment loss(3)(4)	0.00	(0.08)	(0.11)	(0.18)	0.21
Net realized and unrealized
gain (loss) on investments(3)	1.58	0.03	(2.65)	0.90	0.05
Total increase (decrease)
from investment operations	1.58	(0.05)	(2.76)	0.72	0.26
Less Distributions to Common Stockholders:
Net investment income	—	—	—	—	(0.21)
Return of capital	(0.43)	(0.62)	(1.04)	(0.67)	(0.13)
Total distributions to common stockholders	(0.43)	(0.62)	(1.04)	(0.67)	(0.34)
Underwriting discounts and
offering costs on issuance of common stock	—	—	—	0.01	(1.22)
Net Asset Value, end of period	$10.44	$9.29	$9.96	$13.76	$13.70

Per common share market value, end of period	$7.28	$6.23	$5.21	$11.66	N/A
Total Investment Return, based on net asset value(5)	20.26%	4.19%	(18.83)%	5.35%	(6.39)%
Total Investment Return, based on market value(6)	25.04%	33.57%	(49.89)%	19.05%	N/A

(1)	Commencement of Operations.
(2)	Information presented relates to a share of common stock outstanding for the entire period.
(3)	The per common share data for the years ended November 30, 2009, 2008, and 2007 and the period from December 8, 2005 through November 30, 2006 do not reflect the change in estimate of investment income and return of capital, as described in Note 2D.
(4)	Less than $0.01 per share or 0.01%.
(5)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the net asset value per share as of the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan and a sale at net asset value at the end of the period.
(6)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan and a sale at the current market price on the last day of the period (excluding brokerage commissions).

Tortoise Capital Resources Corporation

FINANCIAL HIGHLIGHTS
(Continued)

					Period from
					December 8, 2005(1)
	Year Ended	Year Ended	Year Ended	Year Ended	through
	November 30, 2010	November 30, 2009	November 30, 2008	November 30, 2007	November 30, 2006
Supplemental Data and Ratios
Net assets applicable to common
stockholders, end
of period (000’s)	$95,479	$84,297	$89,225	$121,913	$42,328
Average net assets (000’s)	$85,950	$83,887	$115,826	$107,530	$42,338
Ratio of Expenses to
Average Net Assets(7)
Advisory fees	1.44%	1.61%	2.00%	1.79%	1.53%
Capital gain incentive fees	—	—	(0.27)	0.29	—
Other expenses	1.08	1.09	0.90	1.02	0.87
Expense reimbursement	(0.36)	(0.27)	(0.33)	(0.09)	—
Subtotal	2.16	2.43	2.30	3.01	2.40
Interest expense	0.05	0.75	1.42	1.68	—
Income tax expense(8)	5.55	0.30	(8.51)	3.41	1.24
Total expenses	7.76%	3.48%	(4.79)%	8.10%	3.64%
Ratio of net investment loss to average
net assets, before expense reimbursement(7)	(0.36)%	(1.18)%	(1.18)%	(1.54)%	1.77%
Ratio of net investment loss to average
net assets, after expense reimbursement(4)(7)	(0.00)%	(0.91)%	(0.85)%	(1.45)%	1.77%
Portfolio turnover rate(7)	12.92%	7.43%	24.55%	0.62%	9.51%
Short-term borrowings, end of period (000’s)	—	$4,600	$22,200	$30,550	—
Asset coverage, per $1,000
of short-term borrowings(9)	—	$19,325	$5,019	$4,991	N/A
Asset coverage ratio of short-term borrowings(9)	—	1,933%	502%	499%	N/A

(7)	Annualized for periods less than one full year.
(8)	For the year ended November 30, 2010, the Company accrued $4,772,648 in net deferred income tax expense. For the year ended November 30, 2009, the Company accrued $254,356 in net deferred income tax expense. For the year ended November 30, 2008, the Company accrued $6,881 in current tax expense and $9,866,666 in net deferred tax benefit. For the year ended November 30, 2007, the Company accrued $261,667 in current income tax benefit and $3,932,763 in net deferred income tax expense. For the period from December 8, 2005 through November 30, 2006, the Company accrued $265,899 in current income tax expense and $250,156 in net deferred income tax expense.
(9)	Represents value of total assets less all liabilities and indebtedness not represented by short-term borrowings at the end of the period divided by short-term borrowings outstanding at the end of the period.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

NOTES TO FINANCIAL STATEMENTS
November 30, 2010

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

For positive assurance, the process is as follows:
  The independent valuation firm prepares the preliminary valuations and the supporting analysis. At November 30, 2010, the independent valuation firm performed positive assurance valuation procedures on five portfolio companies comprising approximately 99.7 percent of the total fair value of restricted investments;

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
C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the years ended November 30, 2010 and 2009, the Company received $38,580 and $61,514 in fee income, respectively. For the year ended November 30, 2008, the Company received no fee income.

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

During the year ended November 30, 2010, the Company reallocated the amount of 2009 investment income and return of capital it recognized based on the 2009 tax reporting information received from the individual portfolio companies. This reclassification amounted to a decrease in pre-tax net investment income of approximately $613,000 or $0.067 per share ($393,000 or $0.043 per share, net of deferred tax benefit); an increase in unrealized appreciation of investments of approximately $886,000 or $0.097 per share ($568,000 or $0.062 per share, net of deferred tax expense) and a decrease in realized gains of approximately $273,000 or $0.030 per share ($175,000 or $0.019 per share, net of deferred tax benefit).

E. Distributions to Stockholders — The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. If the Company has outstanding leverage, it may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the years ended November 30, 2010 and November 30, 2009, the Company’s distributions for book and tax purposes were comprised of 100 percent return of capital. For the year ended November 30, 2008, the Company’s distributions for book purposes were comprised of 100 percent return of capital and for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital.

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

On November 30, 2007, the Company entered into an Expense Reimbursement and Partial Fee Waiver Agreement with the Adviser. Under the terms of the agreement, the Adviser reimbursed the Company for certain expenses incurred beginning September 1, 2007 and ending December 31, 2008 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On November 11, 2008, the Company entered into an Expense Reimbursement Agreement with the Adviser, for which the Adviser reimbursed the Company for certain expenses incurred beginning January 1, 2009 and ending December 31, 2009 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On February 17, 2010, the Company entered into an Expense Reimbursement Agreement with the Adviser under which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On August 9, 2010, the Company entered into an Amended Expense Reimbursement Agreement with the Adviser under which the Adviser will reimburse the Company for certain expenses incurred beginning June 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.50 percent of the Company’s average monthly Managed Assets. During the years ended November 30, 2010, November 30, 2009 and November 30, 2008, the Adviser reimbursed the Company $308,003, $225,266 and $385,622, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the years ended November 30, 2010, November 30, 2009 and November 30, 2008, the Company accrued no investment income fees.

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

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the years ended November 30, 2010 and November 30, 2009, the Company accrued no capital gain incentive fees. For the year ended November 30, 2008, the Company decreased the capital gain incentive fee payable by $307,611 as a result of the decrease in the fair value of investments during the period. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations.

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

5. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of November 30, 2010 and November 30, 2009 are as follows:

	November 30, 2010	November 30, 2009
Deferred tax assets:
Organization costs	$(21,231)	$(24,456)
Net unrealized loss on investment securities	—	(2,416,767)
Capital loss carryforwards	(4,268,529)	(6,084,585)
Net operating loss carryforwards	(6,343,988)	(5,112,040)
AMT and State of Kansas credit	(5,039)	(5,039)
Valuation allowance	558,533	3,038,089
	(10,080,254)	(10,604,798)
Deferred tax liabilities:
Net unrealized gain on investment securities	8,640,355	—
Basis reduction of investment in partnerships	783,156	5,175,407
	9,423,511	5,175,407
Total net deferred tax asset	$(656,743)	$(5,429,391)

At November 30, 2010, the Company has recorded a valuation allowance in the amount of $558,533 for a portion of its deferred tax asset which it does not believe will, more likely than not, be realized. The Company estimates, based on existence of sufficient evidence, primarily regarding the amount and timing of distributions to be received from portfolio companies, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of November 30, 2010, the Company had no uncertain tax positions and no penalties and interest were accrued. The Company does not expect any change to its unrecognized tax positions over the next twelve months subsequent to November 30, 2010. All tax years since inception remain open to examination by federal and state tax authorities.

Total income tax benefit differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

	For the year ended	For the year ended	For the year ended
	November 30, 2010	November 30, 2009	November 30, 2008
Application of statutory income tax rate	$6,609,437	$90,219	$(11,638,206)
State income taxes, net of federal tax benefit	353,799	9,314	(951,595)
Change in prior year tax expense	—	—	1,842
Change in income tax rate	288,968	(68,375)	(86,717)
Change in deferred tax valuation allowance	(2,479,556)	223,198	2,814,891
Total income tax expense (benefit)	$4,772,648	$254,356	$(9,859,785)

Total income taxes are computed by applying the federal statutory rate plus a blended state income tax rate. During the year, the Company re-evaluated its overall federal and state income tax rate, decreasing it from 37.51 percent to 35.82 percent due to anticipated state apportionment of income and gains.

For the year ended November 30, 2010, the components of income tax include the following for the periods presented:

	Year ended	Year ended	Year ended
	November 30, 2010	November 30, 2009	November 30, 2008
Current tax expense
Federal	$—	$—	$6,361
State	—	—	520
Total current expense	—	—	6,881

Deferred tax expense (benefit)
Federal	4,530,152	230,554	(9,120,898)
State	242,496	23,802	(745,768)
Total deferred expense (benefit)	4,772,648	254,356	(9,866,666)
Total tax expense (benefit)	$4,772,648	$254,356	$(9,859,785)

The deferred income tax expense (benefit) for the years ended November 30, 2010, November 30, 2009 and November 30, 2008, includes the impact of the change in valuation allowance for such respective periods.

As of November 30, 2010, the Company had a net operating loss for federal income tax purposes of approximately $17,850,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,911,000, $3,369,000, $7,220,000, and $3,350,000 in the years 2027, 2028, 2029, and 2030 respectively. As of November 30, 2010, the Company had a capital loss carryforward of approximately $12,000,000 which may be carried forward for 5 years. If not utilized, this capital loss will expire in the year ending November 30, 2014. The capital gains for the year ended November 30, 2010 have been estimated based on information currently available. Such estimate is subject to revision upon receipt of 2010 tax reporting information from the individual MLPs. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2010, an alternative minimum tax credit of $3,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	November 30, 2010	November 30, 2009
Aggregate cost for federal income tax purposes	$68,894,462	$76,627,528
Gross unrealized appreciation	32,072,976	15,304,091
Gross unrealized depreciation	(5,765,015)	(7,949,679)
Net unrealized appreciation	$26,307,961	$7,354,412

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of November 30, 2010 and November 30, 2009. These assets are measured on a recurring basis.

November 30, 2010
	Fair Value at
Description	November 30, 2010	Level 1	Level 2	Level 3
Equity Investments	$89,936,230	$20,806,821	$—	$69,129,409
Debt Investments	3,800,000	—	—	3,800,000
Short-Term Investments	1,466,193	1,466,193	—	—
Total Investments	$95,202,423	$22,273,014	$—	$72,929,409

November 30, 2009
	Fair Value at
Description	November 30, 2009	Level 1	Level 2	Level 3
Equity Investments	$73,683,094	$2,039,565	$3,297,009	$68,346,520
Debt Investments	8,800,000	—	—	8,800,000
Short-Term Investments	1,498,846	1,498,846	—	—
Total Investments	$83,981,940	$3,538,411	$3,297,009	$77,146,520

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the years ended November 30, 2010 and November 30, 2009, are as follows:

	Year ended	Year ended
	November 30, 2010	November 30, 2009
Fair value beginning balance	$77,146,520	$85,728,339
Total realized and unrealized gains included in net increase in net assets
applicable to common stockholders	10,473,595	2,575,505
Purchases	750,000	56,513
Sales	(12,494,034)	(4,479,786)
Return of capital adjustments impacting cost basis of securities	(2,946,672)	(6,734,051)
Fair value ending balance	$72,929,409	$77,146,520
The amount of total gains for the period included in net increase in net assets applicable to common stockholders attributable to the change in unrealized gains
relating to assets still held at the reporting date	$13,909,657	$4,087,478

During the year ended November 30, 2010, $3,406,158 of equity investments were transferred from Level 2 to Level 1. These securities became eligible for resale pursuant to Rule 144 under the 1933 Act and, therefore, were valued at the common share market price for its counterpart using readily available market quotations from the principal market.

7. Restricted Securities

Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The following tables show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value, fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of November 30, 2010 and November 30, 2009.

November 30, 2010		Equity					Fair
		Interest, Units				Fair	Value as
		or Principal	Acquisition	Acquisition		Value Per	Percent of
Investment Security		Amount	Date(s)	Cost	Fair Value	Unit	Net Assets
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-11/15/08	$24,828,836	$20,666,009	$19.82	21.6%
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-5/1/07	2,015,969	602,834	N/A	0.6
International Resource Partners LP	Class A Units	500,000	6/12/07	10,000,000	28,155,000	56.31	29.5
LONESTAR Midstream Partners, LP(1)	Class A Units	1,327,900	7/27/07-4/2/08	2,149,269	208,000	0.16	0.2
LSMP GP, LP(1)	GP LP Units	180	7/27/07-4/2/08	120,046	37,000	205.56	0.1
Mowood, LLC(1)	Equity Interest	100%	6/5/06-8/4/08	1,000,000	5,492,247	N/A	5.8
	Subordinated Debt	$3,800,000	7/28/10	3,800,000	3,800,000	N/A	4.0
VantaCore Partners LP	Common Units	933,430	5/21/07-8/4/08	18,270,449	13,814,764	14.80	14.5
	Incentive Distribution
	Rights	988	5/21/07-8/4/08	143,936	153,555	155.42	0.1
				$62,328,505	$72,929,409		76.4%

(1) See Note 9—Investment Transactions for additional information.

November 30, 2009		Equity					Fair
		Interest, Units				Fair	Value as
		or Principal	Acquisition	Acquisition		Value Per	Percent of
Investment Security		Amount	Date(s)	Cost	Fair Value	Unit	Net Assets
Abraxas Petroleum Corporation	Unregistered	1,946,376	10/5/09	$2,895,234	$3,297,009	$1.69	3.9%
	Common Units
Eagle Rock Energy Partners, L.P.(1)	Unregistered
	Common Units	54,474	10/1/08	749,018	253,559	4.65	0.3
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-11/15/08	24,828,836	24,461,390	23.46	29.0
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-5/1/07	2,015,969	1,776,068	N/A	2.1
International Resource Partners LP	Class A Units	500,000	6/12/07	10,000,000	9,984,402	19.97	11.8
LONESTAR Midstream Partners, LP(2)	Class A Units	1,327,900	7/27/07- 4/2/08	2,952,626	1,102,000	0.83	1.3
LSMP GP, LP(2)	GP LP Units	180	7/27/07- 4/2/08	138,521	124,000	688.89	0.2
Mowood, LLC	Equity Interest	99.5%	6/5/06-8/4/08	5,000,000	8,253,910	N/A	9.8
	Subordinated Debt	$8,800,000	6/5/06-12/8/08	8,800,000	8,800,000	N/A	10.4
Quest Midstream Partners, L.P.	Common Units	1,180,946	12/22/06-11/1/07	22,200,001	5,987,055	4.92	7.1
VantaCore Partners LP	Common Units	933,430	5/21/07-8/4/08	18,270,449	16,256,482	17.42	19.3
	Incentive Distribution
	Rights	988	5/21/07-8/4/08	143,936	147,654	149.45	0.2
				$97,994,590	$80,443,529		95.4%

(1)	Units are held in an escrow account to satisfy any potential claims from the purchaser of Millennium Midstream Partners, L.P. The escrow agreement terminated April 1, 2010. See Note 9—Investment Transactions for additional information.
(2)	See Note 9—Investment Transactions for additional information.

8. Investments in Affiliates and Control Entities

Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2010 amounted to $72,326,575, representing 75.7 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2009 amounted to $75,116,893, representing 89.1 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which was an affiliate or controlled entity at November 30, 2010 or during the year then ended and at November 30, 2009 or during the year then ended is as follows:

November 30, 2010	Units/Equity				Gross	Units/Equity
	Interest/Principal				Distributions	Interest/Principal
	Balance	Gross	Gross	Realized	or Interest	Balance	Fair Value
	11/30/09	Additions	Reductions	Gain (loss)	Received	11/30/10	11/30/10
High Sierra Energy, LP(1)	1,042,685	$—	$—	$—	$656,891	1,042,685	$20,666,009
International Resource Partners LP	500,000	—	—	—	950,000	500,000	28,155,000
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(890,942)	87,585	—	1,327,900	208,000
LSMP GP, LP(1)(2)	180	—	(17,254)	(1,221)	—	180	37,000
Mowood, LLC Subordinated Debt(2)	$8,800,000	750,000	(5,750,000)	—	720,323	$3,800,000	3,800,000
Mowood, LLC Equity Interest(2)	99.5%	—	(5,528,403)	2,356,404	248,426	100%	5,492,247
Quest Midstream Partners, L.P.	1,216,881	—	(9,915,452)	(9,607,112)	—	—	—
VantaCore Partners LP Common Units	933,430	—	—	—	1,773,517	933,430	13,814,764
VantaCore Partners LP Incentive
Distribution Rights(1)	988	—	—	—	—	988	153,555
		$750,000	$(22,102,051)	$(7,164,344)	$4,349,157		$72,326,575

(1)	Currently non-income producing.
(2)	See Note 9—Investment Transactions for additional information.

November 30, 2009	Units/Equity				Gross	Units/Equity
	Interest/Principal				Distributions	Interest/Principal
	Balance	Gross	Gross	Realized	or Interest	Balance	Fair Value
	11/30/08	Additions	Reductions	Gain (loss)	Received	11/30/09	11/30/09
High Sierra Energy, LP	1,042,685	$—	$—	$—	$2,579,159	1,042,685	$24,461,390
International Resource Partners LP	500,000	—	—	—	800,000	500,000	9,984,402
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(1,128,428)	(363,932)	—	1,327,900	1,102,000
LSMP GP, LP(1)(2)	180	—	(55,353)	25,360	—	180	124,000
Mowood, LLC Subordinated Debt	$7,050,000	1,750,000	—	—	807,848	$8,800,000	8,800,000
Mowood, LLC Promissory Notes	$1,235,000	—	(1,235,000)	—	—	—	—
Mowood, LLC Equity Interest	99.6%	—	—	—	450,000	99.5%	8,253,910
Quest Midstream Partners, L.P.(2)	1,180,946	—	—	—	—	1,216,881	5,987,055
VantaCore Partners LP Common Units	933,430	—	—	—	1,820,189	933,430	16,256,482
VantaCore Partners LP Incentive
Distribution Rights(2)	988	—	—	—	—	988	147,654
		$1,750,000	$(2,418,781)	$(338,572)	$6,457,196		$75,116,893

(1)	See Note 9—Investment Transactions for additional information.
(2)	Currently non-income producing. Additional units held at 11/30/09 resulted from paid-in-kind distribution to private investors in October 2009.

9. Investment Transactions

For the year ended November 30, 2010, the Company purchased (at cost) securities in the amount of $10,633,882 and sold securities (proceeds received) in the amount of $15,762,612 (excluding short-term debt securities). For the year ended November 30, 2009, the Company purchased (at cost) securities in the amount of $6,669,391 and sold securities (proceeds received) in the amount of $24,312,558 (excluding short-term debt securities). For the year ended November 30, 2008, the Company purchased (at cost) securities in the amount of $36,592,256 and sold securities (proceeds received) in the amount of $48,568,485 (excluding short-term debt securities.

On February 9, 2010, Mowood, LLC (“Mowood”) closed the sale of its wholly owned subsidiary, Timberline Energy, LLC (“Timberline”), to Landfill Energy Systems, LLC. Timberline is an owner and developer of projects that convert landfill gas to energy. Mowood continues its ownership and operation of Omega Pipeline Company, LLC (“Omega”), a local distribution company which serves the natural gas needs of Fort Leonard Wood and other customers in south central Missouri. The Company received initial proceeds from the sale of $9,000,000, which were used to pay off the outstanding balance on its credit facility and to fund an additional investment of $750,000 in Omega to facilitate growth. The Company used the remaining proceeds to invest according to its stated investment policies, which included investments in publicly-traded securities. In May 2010, the Company received additional capital gain proceeds of $585,000 from Mowood as a result of a contingent payment from the sale of Timberline and in November 2010, the Company received $193,403 for carbon credit reimbursements. The Company may receive additional contingent and escrow payments from the Timberline sale currently expected to total up to $1.4 million.

On July 17, 2008, LONESTAR Midstream Partners LP (“LONESTAR”) closed a transaction with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of its gas gathering and transportation assets. LONESTAR distributed substantially all of the initial sales proceeds to its limited partners but did not redeem partnership interests. The Company received a distribution of $10,476,511 in cash, 468,001 newly issued unregistered common units of PVR, and 59,503 unregistered common units of Penn Virginia GP Holdings, L.P. (NYSE: PVG). On February 3, 2009, the Company received a distribution of 37,305 freely tradable common units of PVR and 4,743 freely tradable common units of PVG. On July 17, 2009, the Company received an additional distribution of 37,304 freely tradable common units of PVR and 4,744 freely tradable common units of PVG. On December 31, 2009, the Company received a cash distribution from LONESTAR of $804,387. On October 26, 2010, the Company received an additional cash distribution from LONESTAR of $103,809. For purposes of the capital gain incentive fee, the realized gain totals $1,859,997. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations. There are also two potential future contingent payments due from LONESTAR which are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved. If received, the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The fair value of the LONESTAR and LSMP GP, LP units, which totals $245,000 as of November 30, 2010, is based on unobservable inputs related to the potential receipt of these future payments relative to the sales transaction.

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

For the year ended November 30, 2010, the average principal balance and interest rate for the period during which the credit facility was utilized were $4,205,634 and 5.50 percent, respectively.

11. Common Stock

The Company has 100,000,000 shares authorized and 9,146,506 shares outstanding at November 30, 2010.

Shares at November 30, 2007	8,858,168
Shares issued through reinvestment of distributions	103,799
Shares issued upon exercise of warrants	180
Shares at November 30, 2008	8,962,147
Shares issued through reinvestment of distributions	115,943
Shares at November 30, 2009	9,078,090
Shares issued through reinvestment of distributions	68,416
Shares at November 30, 2010	9,146,506

12. Warrants

At November 30, 2010 and November 30, 2009, the Company had 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will expire on February 6, 2013.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	November 30, 2010	November 30, 2009	November 30, 2008
Net increase (decrease) in net assets applicable to
common stockholders resulting from operations	$14,666,874	$10,994	$(24,370,233)
Basic and diluted weighted average shares(1)	9,107,070	8,997,145	8,887,085
Basic and diluted net increase (decrease) in net
assets applicable to common stockholders resulting from operations per common share	$1.61	$0.00 (2)	$(2.74)

(1)	Warrants to purchase shares of common stock at $15.00 per share were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.
(2)	Less than $0.01 per share.

14. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	February 28,	May 31,	August 31,	November 30,	February 28,	May 31,	August 31,	November 30,
	2009	2009	2009	2009	2010	2010	2010	2010
Investment income (loss)	$1,083,846	$(765,793)	$777,486	$708,992	$692,156	$389,183	$22,865	$787,623
Base management fees	392,769	338,186	321,578	299,060	309,922	309,704	286,761	327,436
Capital gain incentive fees(1)	—	—	—	—	—	—	—	—
All other expenses	388,698	492,855	401,588	256,345	220,187	255,058	370,734	126,577
Expense reimbursement
by Adviser	(65,461)	(56,365)	(53,596)	(49,844)	(51,654)	(51,617)	(95,587)	(109,145)
Net expenses	$716,006	$774,676	$669,570	$505,561	$478,455	$513,145	$561,908	$344,868
Current and deferred
tax benefit (expense), net	3,594,121	(4,034,512)	(175,449)	361,484	(725,651)	(445,382)	(567,618)	(3,033,997)
Net realized gain (loss)
on investments
before current tax benefit	(499,818)	(7,335,157)	(10,756,469)	(4,529,304)	1,588,168	(10,261,613)	(1,340,452)	(1,104,622)
Unrealized gain (loss)
on investments
before deferred tax expense	(12,934,058)	16,382,855	10,726,495	10,072,088	2,941,305	3,550,587	12,990,304	11,082,394
Increase (decrease) in
net assets resulting
from operations	$(9,471,915)	$3,472,717	$(97,507)	$6,107,699	$4,017,523	$(7,280,370)	$10,543,191	$7,386,530
Basic per share increase
(decrease) in net
assets resulting from operations	$(1.06)	$0.39	$(0.01)	$0.68	$0.44	$(0.80)	$1.16	$0.81

(1)	Includes amounts accrued as a provision for capital gain incentive fees payable to the Adviser, net of amounts waived under the Expense Reimbursement and Partial Fee Waiver Agreement. The provision for capital gain incentive fees results from the increase or decrease in fair value and realized gains or losses on investments. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due.

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined that no items require recognition or disclosure.

COMPANY OFFICERS AND DIRECTORS (Unaudited)
November 30, 2010

				Other Public
	Position(s) Held		Number of Portfolios	Company
	With Company, Term of Office		in Fund Complex	Directorships
Name and Age*	and Length of Time Served	Principal Occupation During Past Five Years	Overseen by Director(1)	Held
Independent Directors

Conrad S. Ciccotello (Born 1960)	Director since 2005	Tenured Associate Professor of Risk Management and Insurance, Robinson College of Business, Georgia State University (faculty member since 1999); Director of Graduate Personal Financial Planning Programs; formerly, Editor, “Financial Services Review,” (2001-2007) (an academic journal dedicated to the study of individual financial management); formerly, faculty member, Pennsylvania State University (1997-1999). Published several academic and professional journal articles about energy infrastructure and oil and gas MLPs.	7	None
John R. Graham (Born 1945)	Director since 2005	Executive-in-Residence and Professor of Finance (Part-time), College of Business Administration, Kansas State University (has served as a professor or adjunct professor since 1970); Chairman of the Board, President and CEO, Graham Capital Management, Inc. (primarily a real estate development, investment and venture capital company) and Owner of Graham Ventures (a business services and venture capital firm); Part-time Vice President Investments, FB Capital Management, Inc. (a registered investment adviser), since 2007. Formerly, CEO, Kansas Farm Bureau Financial Services, including seven affiliated insurance or financial service companies (1979-2000).	7	None
Charles E. Heath (Born 1942)	Director since 2005	Retired in 1999. Formerly, Chief Investment Officer, GE Capital’s Employers Reinsurance Corporation (1989-1999); Chartered Financial Analyst (“CFA”) designation since 1974.	7	None

(1)	This number includes Tortoise Energy Infrastructure Corporation (“TYG”), Tortoise Energy Capital Corporation (“TYY”), Tortoise North American Energy Corporation (“TYN”), Tortoise Power and Energy Infrastructure Fund, Inc. (“TPZ”), Tortoise MLP Fund, Inc. (“NTG”), one privately held investment company and the Company. Our Adviser also serves as the investment adviser to TYG, TYY, TYN, TPZ, NTG and the privately held investment company.
*The address of each director and officer is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

COMPANY OFFICERS AND DIRECTORS (Unaudited)
November 30, 2010 (Continued)

Other Public
	Position(s) Held		Number of Portfolios	Company
	With Company, Term of Office		in Fund Complex	Directorships
Name and Age*	and Length of Time Served	Principal Occupation During Past Five Years	Overseen by Director(1)	Held
Interested Directors and Officers(2)

H. Kevin Birzer (Born 1959)	Director and Chairman of the Board since 2005	Managing Director of our Adviser since 2002; Member, Fountain Capital Management (1990-May 2009); Vice President, Corporate Finance Department, Drexel Burnham Lambert (1986-1989); formerly, Vice President, F. Martin Koenig & Co., an investment management firm (1983-1986); Director and Chairman of the Board of each of TYN, TYG, TYY, TPZ, NTG and the privately held investment company since its inception; CFA designation since 1988.	7	None
Terry Matlack (Born 1956)	Chief Financial Officer since 2005; Director from 2005 to September 2009; Assistant Treasurer from 2005 to April 2008	Managing Director of our Adviser since 2002; Full-time Managing Director, Kansas City Equity Partners, L.C. (“KCEP”) (2001-2002); formerly, President, GreenStreet Capital, a private investment firm (1998-2001); Chief Executive Officer of NTG since 2010; Chief Financial Officer of each of TYG, TYY, TYN, TPZ and the privately held investment company since its inception. Director of each of TYG, TYY, TYN, TPZ and the privately held investment company from its inception to September 2009. CFA designation since 1985.	N/A	Epiq Systems, Inc.
David J. Schulte (Born 1961)	Chief Executive Officer since 2005; President 2005-April 2007	Managing Director of our Adviser since 2002; Full-time Managing Director, KCEP (1993-2002); President and Chief Executive Officer of TYG since 2003, TYY since 2005 and of TPZ since 2007; Chief Executive Officer of TYN since 2005 and President of TYN from 2005 to September 2008; President of the privately held investment company since 2007 and Chief Executive Officer from 2007 to December 2008; Senior Vice President of NTG since 2010; CFA designation since 1992.	N/A	None
Zachary A. Hamel (Born 1965)	Senior Vice President since 2005; Secretary from 2005 to April 2007	Managing Director of our Adviser since 2002; Partner, Fountain Capital Management (1997-present); Senior Vice President of TYY since 2005, of TYG, TYN, TPZ and the privately held investment company since 2007; and President of NTG since 2010; Secretary of each of the Company, TYY, TYN and TYG from their inception to April 2007; CFA designation since 1998.	N/A	None
Kenneth P. Malvey (Born 1965)	Senior Vice President and Treasurer since 2005	Managing Director of our Adviser since 2002; Partner, Fountain Capital Management (2002-present); formerly Investment Risk Manager and member of Global Office of Investments, GE Capital’s Employers Reinsurance Corporation (1996-2002); Treasurer of TYG, TYY and TYN since November 2005, of TPZ and the privately held investment company since 2007 and of NTG since 2010; Senior Vice President of TYY since 2005, of TYG, TYN, TPZ and the privately held investment company since 2007 and of NTG since 2010; Assistant Treasurer of TYG, TYY and TYN from their inception to November 2005; Chief Executive Officer of the privately held investment company since December 2008; CFA designation since 1996.	N/A	None
Edward Russell (Born 1964)	President since April 2007	Senior Investment Professional of the Adviser since 2006; formerly with Stifel, Nicolaus & Company, Incorporated, heading the Energy and Power group as a Managing Director (2003-2006) responsible for all of the energy and power transactions, including all of the debt and equity transactions for the three closed-end publicly traded funds managed by the Adviser starting with the first public equity offering in February of 2004 and serving as Vice President-Investment Banking (1999-2003)	N/A	Abraxas Petroleum Corporation

(1)	This number includes TYG, TYY, TYN, TPZ, NTG, one privately held investment company and the Company. Our Adviser also serves as the investment adviser to TYG, TYY, TYN, TPZ, NTG and the privately held investment company.
(2)	As a result of their respective positions held with the Adviser or its affiliates, these individuals are considered “interested persons” within the meaning of the 1940 Act.
*The address of each director and officer is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation

The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the year ended November 30, 2010, the aggregate compensation paid by the Company to the independent directors was $87,000. The Company did not pay any special compensation to any of its directors or officers.

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

Additional information about the Plan may be obtained by writing to Computershare Trust Company, N.A., P.O. Box 43078, Providence, Rhode Island 02940-3078, by contacting them by phone at (800) 426-5523, or by visiting their Web site at www.computershare.com.

Approval of the Investment Advisory Agreement

In approving the renewal of the Investment Advisory Agreement in November 2010, the directors who are not “interested persons” (as defined in the Investment Company Act of 1940) of the Company (“Independent Directors”) requested and received extensive data and information from the Adviser concerning the Company and the services provided to it by the Adviser under the Investment Advisory Agreement. In addition, the Independent Directors requested and received data and information from the Adviser, which also included information from independent, third-party sources, regarding the factors considered in their evaluation.

Factors Considered

The Independent Directors considered and evaluated all the information provided by the Adviser. The Independent Directors did not identify any single factor as being all-important or controlling, and each Independent Director may have attributed different levels of importance to different factors. In deciding to renew the agreement, the Independent Directors’ decision was based on the following factors.

Nature, Extent and Quality of Services Provided. The Independent Directors considered information regarding the history, qualification and background of the Adviser and the individuals responsible for the Adviser’s investment program, the adequacy of the number of the Adviser personnel and other Adviser resources and plans for growth, use of affiliates of the Adviser, and the particular expertise with respect to energy infrastructure companies, MLP markets and financing (including private financing). The Independent Directors concluded that the unique nature of the Company and the specialized expertise of the Adviser in the niche market of MLPs made it uniquely qualified to serve as the advisor. Further, the Independent Directors recognized that the Adviser’s commitment to a long-term investment horizon correlated well to the investment strategy of the Company.

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

The Independent Directors considered and evaluated information regarding fees charged to, and services provided to, other investment companies advised by the Adviser (including the impact of any fee waiver or reimbursement arrangements and any expense reimbursement arrangements), fees charged to separate institutional accounts by the Adviser, and comparisons of fees of closed-end funds with similar investment objectives and strategies, including other MLP investment companies, to the Company. The Directors also considered the Adviser’s contractual agreement to reimburse expenses in an amount equal to an annual rate of 0.50 percent of average monthly Managed Assets for the period from June 1, 2010 through December 31, 2011. The Independent Directors concluded that the fees and expenses that the Company is paying under the Investment Advisory Agreement are reasonable given the quality of services provided under the Investment Advisory Agreement and that such fees and expenses are comparable to, and in many cases lower than, the fees charged by advisers to comparable funds.

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

Conclusions of the Directors

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

Board Approval of the Amended Administration Agreement

The amended administration agreement was approved by the Company’s Board of Directors on November 8, 2010. The amended administration agreement provides that unless terminated earlier the agreement will continue in effect until December 31, 2011, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the Company’s directors who are not parties to the administration agreement or “interested persons” (as defined in the Investment Company Act of 1940) of any such party.

Board Approval of the Sub-Advisory Agreement

Our Board of Directors, including a majority of the independent Directors, most recently reviewed and approved the renewal of the sub-advisory agreement on November 8, 2010.

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

January 26, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities indicated on January 26, 2011.

Signature	Capacity

/s/Terry C. Matlack	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/David J. Schulte	Chief Executive Officer
(Principal Executive Officer)

/s/Conrad S. Ciccotello	Director

/s/John R. Graham	Director

/s/Charles E. Heath	Director

/s/H. Kevin Birzer	Director

TORTOISE CAPITAL RESOURCES CORPORATION