Form 10-Q
period 2011-02-28
TORTOISE CAPITAL RESOURCES CORP
filed 2011-04-07
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of March 31, 2011 was 9,156,931.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	February 28, 2011	November 30, 2010
	(Unaudited)
Assets
Investments at fair value, control (cost $4,593,000 and $18,122,054, respectively)	$8,736,367	$23,260,566
Investments at fair value, affiliated (cost $44,774,854 and $31,329,809, respectively)	63,310,963	49,066,009
Investments at fair value, non-affiliated (cost $22,311,998 and $21,628,965, respectively)	24,058,040	22,875,848
Total investments (cost $71,679,852 and $71,080,828, respectively)	96,105,370	95,202,423
Receivable for Adviser expense reimbursement	117,340	109,145
Receivable for investments sold	—	5,198
Interest receivable from control investments	—	42,778
Dividends receivable	50	83
Deferred tax asset	919,005	656,743
Prepaid expenses and other assets	30,994	25,023
Total assets	97,172,759	96,041,393

Liabilities
Base management fees payable to Adviser	352,020	327,436
Distribution payable to common stockholders	914,654	—
Accrued expenses and other liabilities	228,293	234,784
Total liabilities	1,494,967	562,220
Net assets applicable to common stockholders	$95,677,792	$95,479,173

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding at February 28, 2011 and
November 30, 2010 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 9,146,506 shares issued and outstanding at
February 28, 2011 and November 30, 2010 (100,000,000 shares authorized)	9,147	9,147
Additional paid-in capital	97,530,301	98,444,952
Accumulated net investment loss, net of income taxes	(3,195,579)	(3,308,522)
Accumulated realized loss, net of income taxes	(17,730,436)	(18,532,648)
Net unrealized appreciation of investments, net of income taxes	17,693,659	17,495,544
Net assets applicable to common stockholders	$95,677,792	$95,479,173
Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$10.46	$10.44

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
February 28, 2011
(Unaudited)

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (100%)(2)	$793,000	$4,936,367
	Downstream	Subordinated Debt (14.0% Due 12/31/11)(2)	3,800,000	3,800,000
Total Control Investments — 9.1%(3)			4,593,000	8,736,367

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	19,823,161	20,520,033
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,237,333	30,455,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,149,269	216,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	120,046	39,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	12,941,737	11,639,872
		Preferred Units (23,185)(2)(5)	359,367	405,737
		Incentive Distribution Rights (988)(2)(5)	143,941	35,321
Total Affiliated Investments — 66.2%(3)			44,774,854	63,310,963

Non-affiliated Investments
Buckeye Partners, L.P.	Midstream	Common Units (38,400)(7)	2,464,393	2,489,088
Chesapeake Midstream Partners, L.P.	Midstream	Common Units (55,300)(7)	1,479,755	1,440,012
El Paso Pipeline Partners, L.P.	Midstream	Common Units (56,700)(7)	2,001,136	2,137,590
Energy Transfer Partners, L.P.	Midstream	Common Units (55,600)(7)	2,644,492	3,048,548
Enterprise Products Partners L.P.	Midstream	Common Units (37,600)(7)	1,205,729	1,639,360
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,267,420	3,599,418
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	1,999,275	53,486
Inergy, L.P.	Midstream	Common Units (7,100)(7)	283,859	294,508
Kinder Morgan Management, LLC	Midstream	Common Units (21,038)(7)(8)	1,139,279	1,380,310
ONEOK Partners, L.P.	Midstream	Common Units (17,100)(7)	972,313	1,421,865
Regency Energy Partners LP	Midstream	Common Units (86,800)(7)	2,203,867	2,410,436
Williams Partners L.P.	Midstream	Common Units (37,500)(7)	1,451,811	1,944,750
Fidelity Institutional Government	Short-term	Class I Shares (2,198,669)	2,198,669	2,198,669
Portfolio	investment
Total Non-affiliated Investments — 25.1%(3)			22,311,998	24,058,040
Total Investments — 100.4%(3)			$71,679,852	$96,105,370

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $72,100,816, which represents 75.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Security distributions are paid-in-kind.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2010

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (100%)(2)	$793,000	$5,492,247
	Downstream	Subordinated Debt (14.0% Due 12/31/11)(2)	3,800,000	3,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	13,385,113	13,814,764
		Incentive Distribution Rights (988)(2)(5)	143,941	153,555
Total Control Investments — 24.3%(3)			18,122,054	23,260,566

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	19,823,161	20,666,009
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,237,333	28,155,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,149,269	208,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	120,046	37,000
Total Affiliated Investments — 51.4%(3)			31,329,809	49,066,009

Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Common Units (1,646,376)(5)(7)	2,448,984	7,013,562
Energy Transfer Partners, L.P.	Midstream	Common Units (50,900)(7)	2,431,551	2,579,103
Enterprise Products Partners L.P.	Midstream	Common Units (37,600)(7)	1,227,913	1,582,208
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,291,374	3,011,613
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	1,999,275	602,834
Inergy, L.P.	Midstream	Common Units (7,100)(7)	288,864	277,042
Kinder Morgan Management, LLC	Midstream	Common Units (20,678)(7)(8)	1,139,279	1,323,212
ONEOK Partners, L.P.	Midstream	Common Units (17,100)(7)	991,807	1,354,491
PostRock Energy Corporation	Upstream	Common Units (260,500)(5)(7)	4,949,500	950,825
Regency Energy Partners LP	Midstream	Common Units (46,500)(7)	1,165,596	1,195,050
Williams Partners L.P.	Midstream	Common Units (32,300)(7)	1,228,629	1,519,715
Fidelity Institutional Government	Short-term	Class I Shares (1,466,193)	1,466,193	1,466,193
Portfolio	investment
Total Non-affiliated Investments — 24.0%(3)			21,628,965	22,875,848
Total Investments — 99.7%(3)			$71,080,828	$95,202,423

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

(7)	Publicly-traded company.
(8)	Security distributions are paid-in-kind.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three
	months ended	months ended
	February 28, 2011	February 28, 2010
Investment Income
Distributions from investments
Control investments	$70,167	$555,879
Affiliated investments	384,009	856,892
Non-affiliated investments	277,815	75,985
Total distributions from investments	731,991	1,488,756
Less return of capital on distributions	(305,725)	(998,640)
Net distributions from investments	426,266	490,116
Interest income from control investments	135,330	191,431
Dividends from money market mutual funds	190	217
Fee income	—	10,392
Total Investment Income	561,786	692,156

Operating Expenses
Base management fees	352,020	309,922
Professional fees	80,876	85,162
Directors’ fees	14,573	26,161
Stockholder communication expenses	12,912	15,703
Administrator fees	9,387	14,460
Fund accounting fees	7,328	6,972
Registration fees	6,160	6,355
Stock transfer agent fees	3,353	3,130
Franchise tax expense	4,998	2,572
Custodian fees and expenses	1,382	1,575
Other expenses	12,874	12,478
Total Operating Expenses	505,863	484,490
Interest expense	—	45,619
Total Expenses	505,863	530,109
Less expense reimbursement by Adviser	(117,340)	(51,654)
Net Expenses	388,523	478,455
Net Investment Income, before Income Taxes	173,263	213,701
Deferred tax expense	(60,320)	(32,694)
Net Investment Income	112,943	181,007

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
(Continued)

	For the three	For the three
	months ended	months ended
	February 28, 2011	February 28, 2010
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on control investments	$—	$1,578,001
Net realized loss on affiliated investments	—	(17,445)
Net realized gain on non-affiliated investments	373,822	27,612
Net realized gain, before income taxes	373,822	1,588,168
Deferred tax benefit (expense)	428,390	(242,971)
Net realized gain on investments	802,212	1,345,197
Net unrealized appreciation (depreciation) of control investments	(995,145)	1,535,457
Net unrealized appreciation of affiliated investments	799,909	1,208,074
Net unrealized appreciation of non-affiliated investments	499,159	197,774
Net unrealized appreciation, before income taxes	303,923	2,941,305
Deferred tax expense	(105,808)	(449,986)
Net unrealized appreciation of investments	198,115	2,491,319
Net Realized and Unrealized Gain on Investments	1,000,327	3,836,516
Net Increase in Net Assets Applicable to Common Stockholders
Resulting from Operations	$1,113,270	$4,017,523

Net Increase in Net Assets Applicable to Common Stockholders
Resulting from Operations Per Common Share:
Basic and Diluted	$0.12	$0.44
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,146,506	9,078,090

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the three	For the three
	months ended	months ended	Year ended
	February 28, 2011	February 28, 2010	November 30, 2010
	(Unaudited)	(Unaudited)
Operations
Net investment income (loss)	$112,943	$181,007	$(4,106)
Net realized gain (loss) on investments	802,212	1,345,197	(4,491,034)
Net unrealized appreciation of investments	198,115	2,491,319	19,162,014
Net increase in net assets applicable to common stockholders
resulting from operations	1,113,270	4,017,523	14,666,874

Distributions to Common Stockholders
Return of capital	(914,651)	(1,180,152)	(3,915,124)
Total distributions to common stockholders	(914,651)	(1,180,152)	(3,915,124)

Capital Stock Transactions
Issuance of 68,416 common shares from reinvestment of distributions
to stockholders	—	—	430,838
Net increase in net assets, applicable to common stockholders,
from capital stock transactions	—	—	430,838
Total increase in net assets applicable to common stockholders	198,619	2,837,371	11,182,588

Net Assets
Beginning of period	95,479,173	84,296,585	84,296,585
End of period	$95,677,792	$87,133,956	$95,479,173
Accumulated net investment loss, net of income taxes, at the end of period	$(3,195,579)	$(3,123,409)	$(3,308,522)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CASH FLOWS (Unaudited)

	For the three	For the three
	months ended	months ended
	February 28, 2011	February 28, 2010
Cash Flows From Operating Activities
Distributions received from investments	$731,990	$1,488,756
Interest and dividend income received	178,331	136,600
Fee income received	—	10,392
Purchases of long-term investments	(7,970,756)	(750,000)
Proceeds from sales of long-term investments	8,177,504	9,839,190
Purchases of short-term investments, net	(732,476)	(5,605,655)
Interest expense paid	—	(66,703)
Operating expenses paid	(384,593)	(452,580)
Net cash provided by operating activities	—	4,600,000
Cash Flows From Financing Activities
Repayments on revolving line of credit	—	(4,600,000)
Net cash used in financing activities	—	(4,600,000)
Net change in cash	—	—
Cash — beginning of period	—	—
Cash — end of period	$—	$—

Reconciliation of net increase in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities
Net increase in net assets applicable to common stockholders resulting from operations	$1,113,270	$4,017,523
Adjustments to reconcile net increase in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities:
Purchases of long-term investments	(7,970,756)	(750,000)
Return of capital on distributions received	305,725	998,640
Proceeds from sales of long-term investments	8,172,306	9,839,190
Purchases of short-term investments, net	(732,476)	(5,605,655)
Deferred income taxes, net	(262,262)	725,651
Realized gain on investments	(373,822)	(1,588,168)
Net unrealized appreciation of investments	(303,923)	(2,941,305)
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	42,811	(55,047)
Decrease in receivable for investments sold	5,198	—
Increase in prepaid expenses and other assets	(5,971)	(1,668)
Increase in base management fees payable to Adviser,
net of expense reimbursement	16,389	9,051
Decrease in accrued expenses and other liabilities	(6,489)	(48,212)
Total adjustments	(1,113,270)	582,477
Net cash provided by operating activities	$—	$4,600,000

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the three	For the three
	months ended	months ended	Year ended
	February 28, 2011	February 28, 2010	November 30, 2010
	(Unaudited)	(Unaudited)
Per Common Share Data(1)
Net Asset Value, beginning of period	$10.44	$9.29	$9.29
Income from Investment Operations:
Net investment income(2)(3)	0.01	0.02	0.00
Net realized and unrealized gain on investments(2)	0.11	0.42	1.58
Total increase from investment operations	0.12	0.44	1.58
Less Distributions to Common Stockholders:
Return of capital	(0.10)	(0.13)	(0.43)
Total distributions to common stockholders	(0.10)	(0.13)	(0.43)
Net Asset Value, end of period	$10.46	$9.60	$10.44
Per common share market value, end of period	$8.50	$6.85	$7.28
Total Investment Return, based on net asset value(4)	1.38%	5.28%	20.26%
Total Investment Return, based on market value(5)	18.14%	12.02%	25.04%

Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000’s)	$95,678	$87,134	$95,479
Average net assets (000’s)	$95,832	$85,813	$85,950
Ratio of Expenses to Average Net Assets(6)
Advisory fees	1.49%	1.46%	1.44%
Other expenses	0.65	0.83	1.08
Expense reimbursement	(0.50)	(0.24)	(0.36)
Subtotal	1.64	2.05	2.16
Interest expense	—	0.21	0.05
Income tax expense (benefit)(7)	(1.11)	3.43	5.55
Total expenses	0.53%	5.69%	7.76%
Ratio of net investment income (loss) to average net assets,
before expense reimbursement(6)	(0.02)%	0.61%	(0.36)%
Ratio of net investment income (loss) to average net assets,
after expense reimbursement(3)(6)	0.48%	0.85%	(0.00)%
Portfolio turnover rate(6)	34.45%	3.82%	12.92%

(1)	Information presented relates to a share of common stock outstanding for the entire period.
(2)	The per common share data for the three months ended February 28, 2010 does not reflect the change in estimate of investment income and return of capital, as described in Note 2D.
(3)	Less than $0.01 per share or 0.01% for the year ended November 30, 2010.
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
(7)
For the three months ended February 28, 2011, the Company accrued $262,262 in net deferred income tax benefit. For the three months ended February 28, 2010, the Company accrued $725,651 in net deferred income tax expense. For the year ended November 30, 2010, the Company accrued $4,772,648 in net deferred income tax expense.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
February 28, 2011

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
  The independent valuation firm prepares the preliminary valuations and the supporting analysis. At February 28, 2011, the independent valuation firm performed positive assurance valuation procedures on five portfolio companies comprising approximately 99.6 percent of the total fair value of restricted investments;

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
C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three months ended February 28, 2011 and February 28, 2010, the Company received $0 and $10,392 in fee income, respectively.

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

For the period from December 1, 2010 through February 28, 2011, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company has estimated approximately 58 percent as investment income and approximately 42 percent as return of capital.

E. Distributions to Stockholders — The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. If the Company has outstanding leverage, it may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2010 and the period ended February 28, 2011, the Company’s distributions for book purposes were comprised of 100 percent return of capital. For the year ended November 30, 2010, the Company’s distributions for tax purposes were comprised of 100 percent return of capital. The tax character of distributions paid to common stockholders in the current year will be determined subsequent to November 30, 2011.

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

On November 11, 2008, the Company entered into an Expense Reimbursement Agreement with the Adviser, for which the Adviser reimbursed the Company for certain expenses incurred beginning January 1, 2009 and ending December 31, 2009 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On February 17, 2010, the Company entered into an Expense Reimbursement Agreement with the Adviser under which the Adviser reimbursed the Company for certain expenses incurred beginning January 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On August 9, 2010, the Company entered into an Amended Expense Reimbursement Agreement with the Adviser under which the Adviser reimbursed the Company for certain expenses incurred beginning June 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.50 percent of the Company’s average monthly Managed Assets. On November 8, 2010, the Company entered into an Expense Reimbursement Agreement with the Adviser under which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2011 and ending December 31, 2011 in an amount equal to an annual rate of 0.50 percent of the Company’s average monthly Managed Assets. During the three months ended February 28, 2011 and February 28, 2010, the Adviser reimbursed the Company $117,340 and $51,654, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three months ended February 28, 2011 and February 28, 2010, the Company accrued no investment income fees.

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

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the three months ended February 28, 2011 and February 28, 2010, the Company accrued no capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations.

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

The Adviser serves as the Company’s administrator. The Company paid the administrator a fee equal to an annual rate of 0.07 percent of aggregate average daily Managed Assets up to and including $150,000,000, 0.06 percent of aggregate average daily Managed Assets on the next $100,000,000, 0.05 percent of aggregate average daily Managed Assets on the next $250,000,000, and 0.02 percent on the balance thru November 30, 2010. On December 1, 2010, the Company entered into an Amended Administration Agreement with the administrator that decreased the fee to an amount equal to an annual rate of 0.04 percent of aggregate average daily Managed Assets, with a minimum annual fee of $30,000. This fee is calculated and accrued daily and paid quarterly in arrears.

Computershare Trust Company, N.A. serves as the Company’s transfer agent and registrar and Computershare Inc. serves as the Company’s dividend paying agent and agent for the automatic dividend reinvestment plan.

U.S. Bank, N.A. serves as the Company’s custodian. The Company pays the custodian a monthly fee computed at an annual rate of 0.004 percent of the Company’s portfolio assets, plus portfolio transaction fees.

5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of February 28, 2011 and November 30, 2010 are as follows:

	February 28, 2011	November 30, 2010
Deferred tax assets:
Organization costs	$(20,700)	$(21,231)
Capital loss carryforwards	(4,134,627)	(4,268,529)
Net operating loss carryforwards	(6,632,064)	(6,343,988)
AMT and State of Kansas credit	(5,039)	(5,039)
Valuation allowance	—	558,533
	(10,792,430)	(10,080,254)
Deferred tax liabilities:
Basis reduction of investment in partnerships	1,124,205	783,156
Net unrealized gain on investment securities	8,749,220	8,640,355
	9,873,425	9,423,511
Total net deferred tax asset	$(919,005)	$(656,743)

At February 28, 2011, a valuation allowance on deferred tax assets was not deemed necessary because the Company believes it is more likely than not that there is an ability to realize its deferred tax assets through future taxable income of the appropriate character. Any adjustments to such estimates will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of February 28, 2011, the Company had no uncertain tax positions and no interest or penalties were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income and realized and unrealized gains on investments before taxes as follows:

	For the three	For the three
	months ended	months ended
	February 28, 2011	February 28, 2010
Application of statutory income tax rate	$289,343	$1,612,679
State income taxes, net of federal taxes	15,488	166,485
Other	(8,560)	—
Change in deferred tax valuation allowance	(558,533)	(1,053,513)
Total income tax expense (benefit)	$(262,262)	$725,651

The provision for income taxes is computed by applying the federal statutory rate plus a blended state income tax rate. The components of income tax include the following for the periods presented:

	For the three	For the three
	months ended	months ended
	February 28, 2011	February 28, 2010
Deferred tax expense (benefit)
Federal	$(248,937)	$657,748
State	(13,325)	67,903
Total deferred expense (benefit)	$(262,262)	$725,651

The deferred income tax expense (benefit) for the three months ended February 28, 2011 and February 28, 2010 includes the impact of the change in valuation allowance for such respective periods.

As of November 30, 2010, the Company had a net operating loss for federal income tax purposes of approximately $17,798,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,911,000, $3,381,000, $7,119,000 and $3,387,000 in the years 2027, 2028, 2029, and 2030, respectively. As of November 30, 2010, the Company had a capital loss carryforward of approximately $12,000,000 which may be carried forward for 5 years. If not utilized, this capital loss will expire in the year ending November 30, 2014. The amount of the deferred tax asset for these items at February 28, 2011 also includes amounts for the period from December 1, 2010 through February 28, 2011. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2010, an alternative minimum tax credit of $3,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	February 28, 2011	November 30, 2010
Aggregate cost for federal income tax purposes	$68,541,367	$68,894,462
Gross unrealized appreciation	29,901,880	32,072,976
Gross unrealized depreciation	(2,337,877)	(5,765,015)
Net unrealized appreciation	$27,564,003	$26,307,961

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of February 28, 2011 and November 30, 2010. These assets are measured on a recurring basis.

February 28, 2011
	Fair Value at
Description	February 28, 2011	Level 1	Level 2	Level 3
Equity Investments	$90,106,701	$21,805,885	$—	$68,300,816
Debt Investments	3,800,000	—	—	3,800,000
Short-Term Investments	2,198,669	2,198,669	—	—
Total Investments	$96,105,370	$24,004,554	$—	$72,100,816

November 30, 2010
	Fair Value at
Description	November 30, 2010	Level 1	Level 2	Level 3
Equity Investments	$89,936,230	$20,806,821	$—	$69,129,409
Debt Investments	3,800,000	—	—	3,800,000
Short-Term Investments	1,466,193	1,466,193	—	—
Total Investments	$95,202,423	$22,273,014	$—	$72,929,409

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended February 28, 2011 and February 28, 2010, are as follows:

	Three months ended	Three months ended
	February 28, 2011	February 28, 2010
Fair value beginning balance	$72,929,409	$77,146,520
Total realized and unrealized gains (losses) included in net increase (decrease)
in net assets applicable to common stockholders	(744,584)	3,998,840
Purchases	400,000	750,000
Sales	(400,000)	(9,839,190)
Return of capital adjustments impacting cost basis of securities	(84,009)	(974,812)
Fair value ending balance	$72,100,816	$71,081,358
The amount of total gains (losses) for the period included in net increase (decrease)
in net assets applicable to common stockholders attributable to the change in
unrealized gains (losses) relating to assets still held at the reporting date	$(744,584)	$3,981,482

There were no transfers between levels for the three months ended February 28, 2011 and February 28, 2010, respectively.

7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The following tables show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value, fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of February 28, 2011 and November 30, 2010.

February 28, 2011
		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	$24,828,836	$20,520,033	$19.68	21.5%
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	53,486	N/A	0.1
			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	30,455,000	60.91	31.8
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,149,269	216,000	0.16	0.2
Partners, LP(1)			4/2/08
LSMP GP, LP(1)	GP LP Units	180	7/27/07-	120,046	39,000	216.67	0.0
			4/2/08
Mowood, LLC	Equity Interest	100%	6/5/06-	1,000,000	4,936,367	N/A	5.2
			8/4/08
	Subordinated Debt	$3,800,000	7/28/10	3,800,000	3,800,000	N/A	4.0
VantaCore Partners LP	Common Units	933,430	5/21/07-	17,911,082	11,639,872	12.47	12.2
			8/4/08
	Preferred Units	23,185	2/25/11	359,367	405,737	17.50	0.4
	Incentive Distribution	988	5/21/07-	143,936	35,321	35.75	0.0
	Rights		8/4/08
				$62,328,505	$72,100,816		75.4%

(1)	See Note 9 — Investment Transactions for additional information.

November 30, 2010
		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	$24,828,836	$20,666,009	$19.82	21.6%
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	602,834	N/A	0.6
			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	28,155,000	56.31	29.5
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,149,269	208,000	0.16	0.2
Partners, LP(1)			4/2/08
LSMP GP, LP(1)	GP LP Units	180	7/27/07-	120,046	37,000	205.56	0.1
			4/2/08
Mowood, LLC	Equity Interest	100%	6/5/06-	1,000,000	5,492,247	N/A	5.8
			8/4/08
	Subordinated Debt	$3,800,000	7/28/10	3,800,000	3,800,000	N/A	4.0
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	13,814,764	14.80	14.5
			8/4/08
	Incentive Distribution	988	5/21/07-	143,936	153,555	155.42	0.1
	Rights		8/4/08
				$62,328,505	$72,929,409		76.4%

(1)	See Note 9 — Investment Transactions for additional information.

8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of February 28, 2011 amounted to $72,047,330, representing 75.3 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2010 amounted to $72,326,575, representing 75.7 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at February 28, 2011 or during the three months then ended and at November 30, 2010 or during the year then ended is as follows:

February 28, 2011
	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/10	Additions	Reductions	(Loss)	Received	2/28/11	2/28/11
High Sierra Energy, LP(1)	1,042,685	$—	$—	$—	$—	1,042,685	$20,520,033
International Resource Partners LP	500,000	—	—	—	300,000	500,000	30,455,000
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	—	—	—	1,327,900	216,000
LSMP GP, LP(1)(2)	180	—	—	—	—	180	39,000
Mowood, LLC Subordinated Debt	$3,800,000	400,000	(400,000)	—	135,330	$3,800,000	3,800,000
Mowood, LLC Equity Interest	100%	—	—	—	70,166	100%	4,936,367
VantaCore Partners LP Common Units	933,430	—	(359,367)	—	84,009	933,430	11,639,872
VantaCore Partners LP Preferred Units(1)	—	359,367	—	—	—	23,185	405,737
VantaCore Partners LP Incentive	988	—	—	—	—	988	35,321
Distribution Rights(1)
		$759,367	$(759,367)	$—	$589,505		$72,047,330

(1)	Currently non-income producing.
(2)	See Note 9 — Investment Transactions for additional information.

November 30, 2010
	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/09	Additions	Reductions	(Loss)	Received	11/30/10	11/30/10
High Sierra Energy, LP(1)	1,042,685	$—	$—	$—	$656,891	1,042,685	$20,666,009
International Resource Partners LP	500,000	—	—	—	950,000	500,000	28,155,000
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(890,942)	87,585	—	1,327,900	208,000
LSMP GP, LP(1)(2)	180	—	(17,254)	(1,221)	—	180	37,000
Mowood, LLC Subordinated Debt	$8,800,000	750,000	(5,750,000)	—	720,323	$3,800,000	3,800,000
Mowood, LLC Equity Interest	99.5%	—	(5,528,403)	2,356,404	248,426	100%	5,492,247
Quest Midstream Partners, L.P.	1,216,881	—	(9,915,452)	(9,607,112)	—	—	—
VantaCore Partners LP Common Units	933,430	—	—	—	1,773,517	933,430	13,814,764
VantaCore Partners LP Incentive	988	—	—	—	—	988	153,555
Distribution Rights(1)
		$750,000	$(22,102,051)	$(7,164,344)	$4,349,157		$72,326,575

(1)	Currently non-income producing.
(2)	See Note 9 — Investment Transactions for additional information.

9. Investment Transactions
For the three months ended February 28, 2011, the Company purchased (at cost) securities in the amount of $7,970,756 and sold securities (at proceeds) in the amount of $8,172,306 (excluding short-term debt securities). For the three months ended February 28, 2010, the Company purchased (at cost) securities in the amount of $750,000 and sold securities (at proceeds) in the amount of $9,839,190 (excluding short-term debt securities).

On July 17, 2008, LONESTAR Midstream Partners LP (“LONESTAR”) closed a transaction with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of its gas gathering and transportation assets. LONESTAR distributed substantially all of the initial sales proceeds to its limited partners but did not redeem partnership interests. The Company received a distribution of $10,476,511 in cash, 468,001 newly issued unregistered common units of PVR, and 59,503 unregistered common units of Penn Virginia GP Holdings, L.P. (NYSE: PVG). On February 3, 2009, the Company received a distribution of 37,305 freely tradable common units of PVR and 4,743 freely tradable common units of PVG. On July 17, 2009, the Company received an additional distribution of 37,304 freely tradable common units of PVR and 4,744 freely tradable common units of PVG. On December 31, 2009, the Company received a cash distribution from LONESTAR of $804,387. For purposes of the capital gain incentive fee, the realized gain totals $1,756,189. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations. There are also two potential future contingent payments due from LONESTAR which are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved. If received, the Company’s expected portion would total approximately $9,638,829, payable in cash or common units of PVR (at PVR’s election). The fair value of the LONESTAR and LSMP GP, LP units, which totals $255,000 as of February 28, 2011, is based on unobservable inputs related to the potential receipt of these future payments relative to the sales transaction.

10. Common Stock
The Company has 100,000,000 shares authorized and 9,146,506 shares outstanding at February 28, 2011 and November 30, 2010.

11. Warrants
At February 28, 2011 and November 30, 2010, the Company had 945,594 warrants issued and outstanding. The warrants became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants will have no voting rights until such common shares are received upon exercise of the warrants. All warrants will currently expire on February 6, 2013.

12. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the three	For the three
	months ended	months ended
	February 28, 2011	February 28, 2010
Net increase in net assets applicable to common stockholders
resulting from operations	$1,113,270	$4,017,523
Basic and diluted weighted average shares(1)	9,146,506	9,078,090
Basic and diluted net increase in net assets applicable
to common stockholders resulting from operations
per common share	$0.12	$0.44

(1)	Warrants to purchase shares of common stock at $15.00 per share were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

13. Subsequent Events
On March 1, 2011, the Company paid a distribution in the amount of $0.10 per common share, for a total of $914,654. Of this total, the dividend reinvestment amounted to $88,196.

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined that no additional items require recognition or disclosure.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the three months ended February 28, 2011, the aggregate compensation paid by the Company to the independent directors was $21,000. The Company did not pay any special compensation to any of its directors or officers.

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

Performance Review and Investment Outlook
Our net asset value was $10.46 as of February 28, 2011, compared to $10.44 at November 30, 2010. Total investment return, based on net asset value and assuming reinvestment of distributions, was approximately 1.4 percent for the three months ended February 28, 2011. Our stock price also increased this quarter, closing at $8.50 on February 28, 2011 compared to $7.28 on November 30, 2010. Total investment return based on market value and assuming reinvestment of distributions, was approximately 18.1 percent for the three months ended February 28, 2011. The fair value of our investment portfolio, excluding short-term investments at February 28, 2011, was approximately $93.9 million, with approximately 77 percent of the portfolio in private investments totaling $72.1 million and approximately 23 percent in publicly-traded investments totaling $21.8 million. Our portfolio is diversified among approximately 51 percent midstream and downstream investments, 4 percent upstream, and 45 percent in aggregates and coal.

This quarter’s distribution of $0.10 per share was in excess of our DCF for the quarter. Assuming the sale of International Resource Partners LP (“IRP”) closes in the expected timeframe, we anticipate paying a distribution of not less than $0.10 per share, per quarter, for the remainder of fiscal 2011. In order to sustain this distribution level for 2011, we may elect to include a small portion of the proceeds from the IRP sale, depending on the operating performance of selected portfolio companies and their ability to return to near historic distribution levels.

On January 31, 2011, we filed a proxy statement with the SEC with respect to our annual meeting. Included within the proxy is a proposal unanimously approved by our Board of Directors to withdraw our election to be treated as a BDC as defined in the 1940 Act.

International Resource Partners LP (“IRP”)
IRP, headquartered in Charleston, West Virginia, is a fully integrated coal company, controlling assets across the value chain, including production, logistics and marketing assets. We hold board of director’s observation rights for IRP.

The fair value of IRP increased approximately $2.3 million this quarter. IRP increased its quarterly distribution this quarter, from $0.55 per unit last quarter to $0.60 per unit this quarter. On March 6, 2011, IRP entered into a definitive agreement to sell its partnership interests to James River Coal Company (NASDAQ: JRCC). This transaction is expected to close in the first half of 2011 subject to completion of various closing conditions. Our portion of the initial sales proceeds is expected to be approximately $31.1 million in cash, with an additional $2.1 million held in escrow for a period of up to 14 months. The release of escrow funds is contingent upon a number of factors, including coal reserves and resolution of outstanding regulatory items. We anticipate investing the proceeds of the sale of IRP in publicly traded MLPs and cash equivalents, pending being deployed in new qualifying investments and subject to limitations on publicly traded investments in the BDC structure.

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

The fair value of Mowood decreased approximately $0.6 million this quarter, generally due to a decrease in the probability of receiving future contingent payments related to the Timberline Energy, LLC sale. We provide a revolving line of credit to Mowood with a maximum principal balance of $5.3 million. The line of credit provides Mowood flexibility related to seasonal fluctuations in working capital. At February 28, 2011, the principal balance outstanding was $3.8 million. Mowood’s subsidiary, Omega, continues to perform at budget. On December 31, 2010, a tornado touched down on Fort Leonard Wood, destroying over 30 houses. Omega’s pipeline system was relatively undamaged by the tornado and the financial effects of the tornado are not expected to be significant. Fort Leonard Wood continues to grow, and Omega expects that construction revenues will bolster its performance in 2011.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana. We hold a seat on VantaCore’s board of directors.

The fair value of VantaCore decreased approximately $1.9 million this quarter. VantaCore was unable to meet its minimum quarterly distribution (“MQD”) of $0.475 per unit for its quarter ended December 31, 2010. Common and preferred unitholders elected to receive their distributions as a combination of $0.09 in cash and the remainder in newly issued preferred units. We received 23,185 preferred units in addition to the $0.09 in cash per common unit. VantaCore reported year-to-date EBITDA through December 31, 2010 below budget. The Southern Aggregates property in Louisiana continues to fall short of budget but VantaCore is optimistic that signs of improvement in the building industry in the area, along with cost-cutting measures imposed by management, will help improve their performance in 2011. Results from operations in Clarksville, Tennessee were strong, but 2011 margins are expected to come under pressure as new competition has entered the market and several larger construction projects are nearing completion.

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

The fair value of High Sierra decreased slightly during the quarter. High Sierra has not made cash distributions to its LP and GP unit holders for the last four consecutive quarters. On March 16, 2011, High Sierra closed on a new $215 million, 3-year committed senior secured credit facility led by BNP Paribas. The new credit facility is expected to provide a level of stability and flexibility to meet the needs of the partnership’s existing operations and provide a base of working capital to take advantage of market opportunities. The new facility also financed the buyout of High Sierra’s minority partners at Anticline Disposal, resulting in High Sierra owning 100 percent of the membership interests of that business. The closing represents a very positive event for the partnership and we believe this, along with improved operations, should allow High Sierra to return to paying cash distributions.

Recent Developments
On March 1, 2011, the Company paid a distribution in the amount of $0.10 per common share, for a total of $914,654. Of this total, the dividend reinvestment amounted to $88,196.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2011 and February 28, 2010
Investment Income: Investment income totaled $561,786 for the three months ended February 28, 2011. This represents a decrease of $130,370 as compared to the three months ended February 28, 2010. The decrease in investment income is primarily due to a decrease in the total distributions from investments, offset by a decrease in the amount of such distributions characterized as return of capital.

Net Expenses: Net expenses totaled $388,523 for the three months ended February 28, 2011. This represents a decrease of $89,932 as compared to the three months ended February 28, 2010. The decrease is primarily related to an increase in the expense reimbursement from the Adviser and a decrease in interest expense resulting from the elimination of our outstanding leverage.

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

The following table represents DCF for the three months ended February 28, 2011 as compared to the three months ended February 28, 2010:

	Three	Three
	Months Ended	Months Ended
Distributable Cash Flow	February 28, 2011	February 28, 2010
Total from Investments
Distributions from investments	$731,990	$1,488,756
Distributions paid in stock	23,367	—
Interest income from investments	135,330	191,431
Dividends from money market mutual funds	190	217
Other income	—	10,392
Total from Investments	890,877	1,690,796
Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement by Adviser)	234,680	258,268
Other operating expenses	153,843	174,568
Total Operating Expenses, before Leverage Costs	388,523	432,836
Distributable cash flow before leverage costs	502,354	1,257,960
Leverage Costs	—	45,619
Distributable Cash Flow	$502,354	$1,212,341

Distributions paid on common stock	$914,651	$1,180,152

Payout percentage for period(1)	182%	97%

DCF/GAAP Reconciliation
Distributable Cash Flow	$502,354	$1,212,341
Adjustments to reconcile to Net Investment Income, before Income Taxes:
Distributions paid in stock(2)	(23,367)	—
Return of capital on distributions received from
equity investments	(305,724)	(998,640)
Net Investment Income, before Income Taxes	$173,263	$213,701

(1)	Distributions paid as a percentage of Distributable Cash Flow.
(2)	Distributions paid in stock for the three months ended February 28, 2011 were paid as part of normal operations and are included in DCF.

Distributions: The following table sets forth distributions for the three months ended February 28, 2011 as compared to the three months ended February 28, 2010.

Record Date	Payment Date	Amount
February 18, 2011	March 1, 2011	$0.10
February 19, 2010	March 1, 2010	$0.13

Net Investment Income: Net investment income after deferred taxes for the three months ended February 28, 2011 was $112,943 as compared to $181,007 for the three months ended February 28, 2010. The variance in net investment income is primarily related to decreases in investment income which were offset by decreases in net expenses during the current fiscal periods as described above.

Net Realized and Unrealized Gain: We had net unrealized appreciation (before deferred taxes) of $303,923 for the three months ended February 28, 2011 as compared to $2,941,305 for the three months ended February 28, 2010. We had net realized gains (before deferred taxes) of $373,822 for the three months ended February 28, 2011, as compared to net realized gains (before deferred taxes) of $1,588,168 for the three months ended February 28, 2010. Net realized gains for the three months ended February 28, 2011 were attributed to a realized gain on the sale of Abraxas Petroleum Corporation shares partially offset by a realized loss on the sale of PostRock Energy Corporation shares.

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

Contractual Obligations
We do not have any significant contractual payment obligations as of February 28, 2011.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings
The Company did not have any borrowings outstanding during the three months ended February 28, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider fluctuations in the value of our equity securities to be our principal market risk. There were no material changes to our market risk exposure at February 28, 2011 as compared to February 28, 2010.

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

As of February 28, 2011, the fair value of our investment portfolio (excluding short-term investments) totaled $93,906,701. We estimate that the impact of a 10 percent increase or decrease in the fair value of these investments, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $6,026,932.

Debt investments in our portfolio may be based on floating or fixed rates. As of February 28, 2011, we had no floating rate debt investments outstanding.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934) during the fiscal quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended February 28, 2011 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended February 28, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description
10.1
Purchase Agreement, dated as of March 6, 2011, by and between Lightfoot Capital Partners, LP, International Industries, Inc., International Resource Partners LP LLC, Kayne Anderson Energy Development Company, and Tortoise Capital Resources Corporation, and James River Coal Company and International Resource Partners GP LLC, as Agent, is filed herewith.

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

TORTOISE CAPITAL RESOURCES CORPORATION

Date: April 7, 2011	By:	/s/ Terry Matlack
Terry Matlack
Authorized Officer and Chief Financial Officer
(Principal Financial Officer)