Form 10-Q
period 2011-05-31
TORTOISE CAPITAL RESOURCES CORP
filed 2011-07-13
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of June 30, 2011 was 9,164,865.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

SIGNATURES

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	May 31, 2011	November 30, 2010
	(Unaudited)
Assets
Investments at fair value, control (cost $4,593,000 and $18,122,054, respectively)	$8,041,009	$23,260,566
Investments at fair value, affiliated (cost $35,424,242 and $31,329,809, respectively)	35,146,925	49,066,009
Investments at fair value, non-affiliated (cost $54,469,006 and $21,628,965, respectively)	54,431,367	22,875,848
Total investments (cost $94,486,248 and $71,080,828, respectively)	97,619,301	95,202,423
Escrow receivable	1,677,052	—
Receivable for Adviser expense reimbursement	120,596	109,145
Receivable for investments sold	—	5,198
Interest receivable from control investments	—	42,778
Dividends receivable	4,082	83
Deferred tax asset	—	656,743
Prepaid expenses and other assets	91,068	25,023
Total assets	99,512,099	96,041,393

Liabilities
Base management fees payable to Adviser	361,789	327,436
Distribution payable to common stockholders	915,701	—
Accrued expenses and other liabilities	167,058	234,784
Deferred tax liability	434,245	—
Total liabilities	1,878,793	562,220
Net assets applicable to common stockholders	$97,633,306	$95,479,173

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding at May 31, 2011 and
November 30, 2010 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 9,156,931 shares issued and outstanding at
May 31, 2011 and 9,146,506 shares issued and outstanding at
November 30, 2010 (100,000,000 shares authorized)	9,157	9,147
Additional paid-in capital	96,702,793	98,444,952
Accumulated net investment loss, net of income taxes	(3,264,474)	(3,308,522)
Accumulated realized loss, net of income taxes	(1,175,336)	(18,532,648)
Net unrealized appreciation of investments, net of income taxes	3,990,466	17,495,544
Net assets applicable to common stockholders	$97,633,306	$95,479,173
Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$10.66	$10.44

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
May 31, 2011
(Unaudited)

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (100%)(2)	$793,000	$4,241,009
	Downstream	Subordinated Debt (14.0% Due 12/31/11)(2)	3,800,000	3,800,000
Total Control Investments — 8.2%(3)			4,593,000	8,041,009
Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	19,823,161	24,961,869
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,149,269	112,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	120,046	20,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	12,494,608	9,268,960
		Preferred Units (44,805)(2)	693,217	784,096
		Incentive Distribution Rights (988)(2)(5)	143,941	—
Total Affiliated Investments — 36.0%(3)			35,424,242	35,146,925

Non-affiliated Investments
Buckeye Partners, L.P.	Midstream	Common Units (59,700)(7)	3,775,746	3,787,965
Chesapeake Midstream Partners, L.P.	Midstream	Common Units (55,300)(7)	1,464,271	1,451,072
El Paso Pipeline Partners, L.P.	Midstream	Common Units (95,050)(7)	3,377,778	3,266,868
Energy Transfer Partners, L.P.	Midstream	Common Units (80,000)(7)	3,883,858	3,800,800
Enterprise Products Partners L.P.	Midstream	Common Units (60,000)(7)	2,148,185	2,498,400
EV Energy Partners, L.P.	Upstream	Common Units (14,000)(7)	398,075	774,900
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	1,999,275	107,514
Inergy, L.P.	Midstream	Common Units (7,100)(7)	278,853	263,339
Kinder Morgan Management, LLC	Midstream	Common Units (21,398)(7)(8)	1,139,279	1,396,640
ONEOK Partners, L.P.	Midstream	Common Units (17,100)(7)	952,648	1,425,114
Regency Energy Partners LP	Midstream	Common Units (86,800)(7)	2,169,104	2,186,492
Regency Energy Partners LP	Midstream	Unregistered Common Units (166,667)(2)(7)	3,973,250	4,006,675
Williams Partners L.P.	Midstream	Common Units (37,500)(7)	1,427,596	1,984,500
Fidelity Institutional	Short-term	Class I Shares (27,481,088)	27,481,088	27,481,088
Money Market Portfolio	investment
Total Non-affiliated Investments — 55.8%(3)			54,469,006	54,431,367
Total Investments — 100.0%(3)			$94,486,248	$97,619,301

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $47,302,123, which represents 48.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Security distributions are paid-in-kind.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2010

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (100%)(2)	$793,000	$5,492,247
	Downstream	Subordinated Debt (14.0% Due 12/31/11)(2)	3,800,000	3,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	13,385,113	13,814,764
		Incentive Distribution Rights (988)(2)(5)	143,941	153,555
Total Control Investments — 24.3%(3)			18,122,054	23,260,566

Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	19,823,161	20,666,009
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,237,333	28,155,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,149,269	208,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	120,046	37,000
Total Affiliated Investments — 51.4%(3)			31,329,809	49,066,009

Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Common Units (1,646,376)(5)(7)	2,448,984	7,013,562
Energy Transfer Partners, L.P.	Midstream	Common Units (50,900)(7)	2,431,551	2,579,103
Enterprise Products Partners L.P.	Midstream	Common Units (37,600)(7)	1,227,913	1,582,208
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,291,374	3,011,613
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	1,999,275	602,834
Inergy, L.P.	Midstream	Common Units (7,100)(7)	288,864	277,042
Kinder Morgan Management, LLC	Midstream	Common Units (20,678)(7)(8)	1,139,279	1,323,212
ONEOK Partners, L.P.	Midstream	Common Units (17,100)(7)	991,807	1,354,491
PostRock Energy Corporation	Upstream	Common Units (260,500)(5)(7)	4,949,500	950,825
Regency Energy Partners LP	Midstream	Common Units (46,500)(7)	1,165,596	1,195,050
Williams Partners L.P.	Midstream	Common Units (32,300)(7)	1,228,629	1,519,715
Fidelity Institutional Government	Short-term	Class I Shares (1,466,193)	1,466,193	1,466,193
Portfolio	investment
Total Non-affiliated Investments — 24.0%(3)			21,628,965	22,875,848
Total Investments — 99.7%(3)			$71,080,828	$95,202,423

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $72,929,409, which represents 76.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Security distributions are paid-in-kind.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Investment Income
Distributions from investments
Control investments	$69,544	$478,380	$139,711	$1,034,259
Affiliated investments	113,279	224,999	497,288	1,081,891
Non-affiliated investments	405,137	144,020	682,952	220,005
Total distributions from investments	587,960	847,399	1,319,951	2,336,155
Less return of capital on distributions	(475,518)	(656,759)	(781,243)	(1,655,399)
Net distributions from investments	112,442	190,640	538,708	680,756
Interest income from control investments	135,956	189,622	271,286	381,053
Dividends from money market mutual funds	4,998	233	5,188	450
Fee income	40,000	8,688	40,000	19,080
Total Investment Income	293,396	389,183	855,182	1,081,339

Operating Expenses
Base management fees	361,789	309,704	713,809	619,626
Professional fees	82,952	153,693	163,828	238,855
Directors’ fees	15,396	33,271	29,969	59,432
Stockholder communication expenses	13,200	16,174	26,112	31,877
Administrator fees	9,648	14,456	19,035	28,916
Fund accounting fees	7,519	7,039	14,847	14,011
Registration fees	6,296	6,496	12,456	12,851
Franchise tax expense	5,109	4,958	10,107	7,530
Stock transfer agent fees	3,428	3,462	6,781	6,592
Custodian fees and expenses	900	2,755	2,282	4,330
Other expenses	12,564	12,754	25,438	25,232
Total Operating Expenses	518,801	564,762	1,024,664	1,049,252
Interest expense	—	—	—	45,619
Total Expenses	518,801	564,762	1,024,664	1,094,871
Less expense reimbursement by Adviser	(120,596)	(51,617)	(237,936)	(103,271)
Net Expenses	398,205	513,145	786,728	991,600
Net Investment Income (Loss), before Income Taxes	(104,809)	(123,962)	68,454	89,739
Deferred tax benefit (expense)	35,914	(967)	(24,406)	(33,661)
Net Investment Income (Loss)	(68,895)	(124,929)	44,048	56,078

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
(Continued)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2011
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on control investments	$—	$585,000	$—	$2,163,001
Net realized gain (loss) on affiliated investments	24,096,236	(9,607,112)	24,096,236	(9,624,557)
Net realized gain (loss) on non-affiliated investments	1,637,300	(1,239,501)	2,011,122	(1,211,889)
Net realized gain (loss), before income taxes	25,733,536	(10,261,613)	26,107,358	(8,673,445)
Current tax expense	(200,000)	—	(200,000)	—
Deferred tax benefit (expense)	(8,978,436)	1,540,708	(8,550,046)	1,297,737
Income tax benefit (expense), net	(9,178,436)	1,540,708	(8,750,046)	1,297,737
Net realized gain (loss) on investments	16,555,100	(8,720,905)	17,357,312	(7,375,708)
Net unrealized appreciation (depreciation)
of control investments	(695,358)	(765,835)	(1,690,503)	769,622
Net unrealized appreciation (depreciation)
of affiliated investments	(18,813,426)	9,841,655	(18,013,517)	11,049,729
Net unrealized depreciation of
non-affiliated investments	(1,783,681)	(5,525,233)	(1,284,522)	(5,327,459)
Net unrealized appreciation (depreciation),
before income taxes	(21,292,465)	3,550,587	(20,988,542)	6,491,892
Deferred tax benefit (expense)	7,589,272	(1,985,123)	7,483,464	(2,435,109)
Net unrealized appreciation (depreciation)
of investments	(13,703,193)	1,565,464	(13,505,078)	4,056,783
Net Realized and Unrealized Gain (Loss)
on Investments	2,851,907	(7,155,441)	3,852,234	(3,318,925)
Net Increase (Decrease) in Net Assets
Applicable to Common Stockholders
Resulting from Operations	$2,783,012	$(7,280,370)	$3,896,282	$(3,262,847)
Net Increase (Decrease) in Net Assets Applicable
to Common Stockholders Resulting from
Operations Per Common Share:
Basic and Diluted	$0.30	$(0.80)	$0.43	$(0.36)
Weighted Average Shares of Common
Stock Outstanding:
Basic and Diluted	9,156,931	9,099,037	9,151,776	9,088,679

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the six	For the six
	months ended	months ended	Year ended
	May 31, 2011	May 31, 2010	November 30, 2010
	(Unaudited)	(Unaudited)
Operations
Net investment income (loss)	$44,048	$56,078	$(4,106)
Net realized gain (loss) on investments	17,357,312	(7,375,708)	(4,491,034)
Net unrealized appreciation (depreciation) of investments	(13,505,078)	4,056,783	19,162,014
Net increase (decrease) in net assets applicable to common
stockholders resulting from operations	3,896,282	(3,262,847)	14,666,874

Distributions to Common Stockholders
Return of capital	(1,830,344)	(2,090,055)	(3,915,124)
Total distributions to common stockholders	(1,830,344)	(2,090,055)	(3,915,124)

Capital Stock Transactions
Issuance of 10,425, 20,947 and 68,416 common shares
from reinvestment of distributions to stockholders, respectively	88,195	144,744	430,838
Net increase in net assets, applicable to common stockholders,
from capital stock transactions	88,195	144,744	430,838
Total increase (decrease) in net assets applicable
to common stockholders	2,154,133	(5,208,158)	11,182,588

Net Assets
Beginning of period	95,479,173	84,296,585	84,296,585
End of period	$97,633,306	$79,088,427	$95,479,173
Accumulated net investment loss, net of income taxes, at the end of period	$(3,264,474)	$(3,248,338)	$(3,308,522)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CASH FLOWS (Unaudited)
	For the six	For the six
	months ended	months ended
	May 31, 2011	May 31, 2010
Cash Flows From Operating Activities
Distributions received from investments	$1,319,951	$2,336,155
Interest and dividend income received	315,252	381,501
Fee income received	40,000	11,080
Purchases of long-term investments	(17,072,676)	(7,488,354)
Proceeds from sales of long-term investments	43,336,412	12,170,347
Purchases of short-term investments, net	(26,014,895)	(680,966)
Current taxes paid	(200,000)	—
Interest expense paid	—	(66,703)
Operating expenses paid	(897,593)	(1,027,656)
Net cash provided by operating activities	826,451	5,635,404
Cash Flows From Financing Activities
Repayments on revolving line of credit	—	(4,600,000)
Distributions paid to common stockholders	(826,451)	(1,035,404)
Net cash used in financing activities	(826,451)	(5,635,404)
Net change in cash	—	—
Cash — beginning of period	—	—
Cash — end of period	$—	$—

Reconciliation of net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities
Net increase (decrease) in net assets applicable to common stockholders
resulting from operations	$3,896,282	$(3,262,847)
Adjustments to reconcile net increase (decrease) in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities:
Purchases of long-term investments	(17,072,676)	(7,488,354)
Return of capital on distributions received	781,243	1,655,399
Proceeds from sales of long-term investments	43,331,214	12,195,324
Purchases of short-term investments, net	(26,014,895)	(680,966)
Deferred income taxes, net	1,090,988	1,171,033
Realized (gain) loss on investments	(26,107,358)	8,673,445
Net unrealized (appreciation) depreciation of investments	20,988,542	(6,491,892)
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	38,779	(2)
Decrease in receivable for investments sold	5,198	—
Increase in prepaid expenses and other assets	(66,045)	(82,127)
Increase in base management fees payable to Adviser, net of expense reimbursement	22,902	8,869
Decrease in accrued expenses and other liabilities	(67,723)	(62,478)
Total adjustments	(3,069,831)	8,898,251
Net cash provided by operating activities	$826,451	$5,635,404
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$88,195	$144,744

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the six	For the six
	months ended	months ended	Year ended
	May 31, 2011	May 31, 2010	November 30, 2010
	(Unaudited)	(Unaudited)
Per Common Share Data(1)
Net Asset Value, beginning of period	$10.44	$9.29	$9.29
Income (Loss) from Investment Operations:
Net investment income(2)(3)	0.01	0.01	0.00
Net realized and unrealized gain (loss) on investments(2)	0.41	(0.38)	1.58
Total increase (decrease) from investment operations	0.42	(0.37)	1.58
Less Distributions to Common Stockholders:
Return of capital	(0.20)	(0.23)	(0.43)
Total distributions to common stockholders	(0.20)	(0.23)	(0.43)
Net Asset Value, end of period	$10.66	$8.69	$10.44
Per common share market value, end of period	$8.55	$5.80	$7.28
Total Investment Return, based on net asset value(4)	4.53%	(3.00)%	20.26%
Total Investment Return, based on market value(5)	20.23%	(3.46)%	25.04%

Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000’s)	$97,633	$79,088	$95,479
Average net assets (000’s)	$96,256	$86,220	$85,950
Ratio of Expenses to Average Net Assets(6)
Advisory fees	1.49%	1.44%	1.44%
Other expenses	0.65	1.00	1.08
Expense reimbursement	(0.50)	(0.24)	(0.36)
Subtotal	1.64	2.20	2.16
Interest expense	—	0.11	0.05
Income tax expense(7)	2.27	2.72	5.55
Total expenses	3.91%	5.03%	7.76%
Ratio of net investment loss to average net assets,
before expense reimbursement(6)	(0.41)%	(0.11)%	(0.36)%
Ratio of net investment income (loss) to average net assets,
after expense reimbursement(3)(6)	0.09%	0.13%	(0.00)%
Portfolio turnover rate(6)	39.85%	19.31%	12.92%

(1)	Information presented relates to a share of common stock outstanding for the entire period.
(2)	The per common share data for the six months ended May 31, 2010 does not reflect the change in estimate of investment income and return of capital, as described in Note 2D.
(3)	Less than $0.01 per share or 0.01% for the year ended November 30, 2010.
(4)	Not annualized for periods less than one full year. Total investment return is calculated assuming a purchase of common stock at the net asset value per share as of the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan and a sale at net asset value at the end of the period.
(5)	Not annualized for periods less than one full year. Total investment return is calculated assuming a purchase of common stock at the market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan and a sale at the current market price on the last day of the period (excluding brokerage commissions).
(6)	Annualized for periods less than one full year.
(7)	For the six months ended May 31, 2011, the Company accrued $200,000 in current income tax expense and $1,090,988 in net deferred income tax expense. For the six months ended May 31, 2010, the Company accrued $1,171,033 in net deferred income tax expense. For the year ended November 30, 2010, the Company accrued $4,772,648 in net deferred income tax expense.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
May 31, 2011

1. Organization
Tortoise Capital Resources Corporation (the “Company”) was organized as a Maryland corporation on September 8, 2005. The Company completed its initial public offering in February 2007 as a non-diversified closed-end management investment company regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has invested primarily in privately held companies operating in the U.S. energy infrastructure sector. The Company does not report results of operations internally on an operating segment basis. The Company is externally managed by Tortoise Capital Advisors, L.L.C. (the “Adviser”), an investment adviser specializing in listed energy infrastructure investments, such as pipeline and power companies. The Company’s shares are listed on the New York Stock Exchange under the symbol “TTO.”

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

B. Investment Valuation — The Company holds investments in illiquid securities including debt and equity securities of privately-held companies. These investments generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments. The Company’s Board of Directors may consider other methods of valuing investments as appropriate and in conformity with U.S. generally accepted accounting principles.

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
  The independent valuation firm prepares the preliminary valuations and the supporting analysis. At May 31, 2011, the independent valuation firm performed positive assurance valuation procedures on four portfolio companies comprising approximately 91.3 percent of the total fair value of restricted investments;

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
C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three and six months ended May 31, 2011, the Company received $40,000 and $40,000 in fee income, respectively. For the three and six months ended May 31, 2010, the Company received $8,688 and $19,080 in fee income, respectively.

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

For the period from December 1, 2010 through May 31, 2011, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company has estimated approximately 41 percent as investment income and approximately 59 percent as return of capital.

E. Distributions to Stockholders — The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. If the Company has outstanding leverage, it may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2010 and the period ended May 31, 2011, the source of the Company’s distributions for book purposes was 100 percent return of capital. For the year ended November 30, 2010, the Company’s distributions for tax purposes were comprised of 100 percent return of capital. The tax character of distributions paid to common stockholders in the current year will be determined subsequent to November 30, 2011.

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

I. Recent Accounting Pronouncement — In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” in GAAP and the International Financial Reporting Standards (“IFRSs”). ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. Management is currently evaluating these amendments and does not believe they will have a material impact on the Company’s financial statements.

3. Concentration of Risk
The Company has invested primarily in privately-held companies in the midstream and downstream segments of the U.S. energy infrastructure sector. The Company may, for defensive purposes, temporarily invest all or a significant portion of its assets in investment grade securities, short-term debt securities and cash or cash equivalents. To the extent the Company uses this strategy it may not achieve its investment objective.

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

On February 17, 2010, the Company entered into an Expense Reimbursement Agreement with the Adviser under which the Adviser reimbursed the Company for certain expenses incurred beginning January 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On August 9, 2010, the Company entered into an Amended Expense Reimbursement Agreement with the Adviser under which the Adviser reimbursed the Company for certain expenses incurred beginning June 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.50 percent of the Company’s average monthly Managed Assets. On November 8, 2010, the Company entered into an Expense Reimbursement Agreement with the Adviser under which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2011 and ending December 31, 2011 in an amount equal to an annual rate of 0.50 percent of the Company’s average monthly Managed Assets. During the three and six months ended May 31, 2011, the Adviser reimbursed the Company $120,596 and $237,936, respectively. During the three and six months ended May 31, 2010, the Adviser reimbursed the Company $51,617 and $103,271, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three and six months ended May 31, 2011 and May 31, 2010, the Company accrued no investment income fees.

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

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the three and six months ended May 31, 2011 and May 31, 2010, the Company accrued no capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations.

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

5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of May 31, 2011 and November 30, 2010 are as follows:

	May 31, 2011	November 30, 2010
Deferred tax assets:
Organization costs	$(20,169)	$(21,231)
Capital loss carryforwards	—	(4,268,529)
Net operating loss carryforwards	(2,371,400)	(6,343,988)
AMT and State of Kansas credit	(205,039)	(5,039)
Valuation allowance	—	558,533
	(2,596,608)	(10,080,254)
Deferred tax liabilities:
Basis reduction of investment in partnerships	1,908,594	783,156
Net unrealized gain on investment securities	1,122,259	8,640,355
	3,030,853	9,423,511
Total net deferred tax liability (asset)	$434,245	$(656,743)

At May 31, 2011, a valuation allowance on deferred tax assets was not deemed necessary because the Company believes it is more likely than not that there is an ability to realize its deferred tax assets through future taxable income of the appropriate character. Any adjustments to such estimates will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of May 31, 2011, the Company had no uncertain tax positions and no interest or penalties were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.

Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 34 percent to net investment income (loss) and realized and unrealized gains (losses) on investments before taxes as follows:

	For the three	For the three
	months ended	months ended
	May 31, 2011	May 31, 2010
Application of statutory income tax rate	$1,474,329	$(2,323,896)
State income taxes, net of federal taxes	78,921	(239,908)
Change in deferred tax valuation allowance	—	3,009,186
Total income tax expense	$1,553,250	$445,382

	For the six	For the six
	months ended	months ended
	May 31, 2011	May 31, 2010
Application of statutory income tax rate	$1,763,672	$(711,217)
State income taxes, net of federal taxes	94,409	(73,423)
Other	(8,560)	—
Change in deferred tax valuation allowance	(558,533)	1,955,673
Total income tax expense	$1,290,988	$1,171,033

The provision for income taxes is computed by applying the federal statutory rate plus a blended state income tax rate. The components of income tax include the following for the periods presented:

	For the three	For the three
	months ended	months ended
	May 31, 2011	May 31, 2010
Current tax expense
AMT	$200,000	$—
Total current tax expense	200,000	—
Deferred tax expense
Federal	1,284,492	403,706
State	68,758	41,676
Total deferred tax expense	1,353,250	445,382
Total tax expense	$1,553,250	$445,382

	For the six	For the six
	months ended	months ended
	May 31, 2011	May 31, 2010
Current tax expense
AMT	$200,000	$—
Total current tax expense	200,000	—
Deferred tax expense
Federal	1,035,555	1,061,453
State	55,433	109,580
Total deferred tax expense	1,090,988	1,171,033
Total tax expense	$1,290,988	$1,171,033

The deferred income tax expense for the three and six month periods ended May 31, 2011 and May 31, 2010 include the impact of the change in valuation allowance for such respective periods.

As of November 30, 2010, the Company had a net operating loss for federal income tax purposes of approximately $17,798,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,911,000, $3,381,000, $7,119,000 and $3,387,000 in the years 2027, 2028, 2029, and 2030, respectively. As of November 30, 2010, the Company had a capital loss carryforward of approximately $12,000,000 which may be carried forward for 5 years. If not utilized, this capital loss will expire in the year ending November 30, 2014. The amount of the deferred tax asset for these items at May 31, 2011 also includes amounts for the period from December 1, 2010 through May 31, 2011. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2010, an alternative minimum tax credit of $3,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	May 31, 2011	November 30, 2010
Aggregate cost for federal income tax purposes	$89,157,955	$68,894,462
Gross unrealized appreciation	10,833,211	32,072,976
Gross unrealized depreciation	(2,371,865)	(5,765,015)
Net unrealized appreciation	$8,461,346	$26,307,961

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of May 31, 2011 and November 30, 2010. These assets are measured on a recurring basis.

May 31, 2011
	Fair Value at
Description	May 31, 2011	Level 1	Level 2	Level 3
Equity Investments	$66,338,213	$22,836,090	$4,006,675	$39,495,448
Debt Investments	3,800,000	—	—	3,800,000
Short-Term Investments	27,481,088	27,481,088	—	—
Total Investments	$97,619,301	$50,317,178	$4,006,675	$43,295,448

November 30, 2010
	Fair Value at
Description	November 30, 2010	Level 1	Level 2	Level 3
Equity Investments	$89,936,230	$20,806,821	$—	$69,129,409
Debt Investments	3,800,000	—	—	3,800,000
Short-Term Investments	1,466,193	1,466,193	—	—
Total Investments	$95,202,423	$22,273,014	$—	$72,929,409

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the six months ended May 31, 2011 and May 31, 2010, are as follows:

	Six months ended	Six months ended
	May 31, 2011	May 31, 2010
Fair value beginning balance	$72,929,409	$77,146,520
Total realized and unrealized gains (losses) included in net increase (decrease)
in net assets applicable to common stockholders	2,219,844	(6,745,767)
Purchases	400,000	750,000
Sales	(32,056,517)	(10,696,822)
Return of capital adjustments impacting cost basis of securities	(197,288)	(1,530,691)
Fair value ending balance	$43,295,448	$58,923,240
The amount of total gains (losses) for the period included in net increase (decrease)
in net assets applicable to common stockholders attributable to the change in
unrealized losses relating to assets still held at the reporting date	$(1,281,673)	$(2,959,357)

There were no transfers between levels for the six months ended May 31, 2011 and May 31, 2010, respectively.

7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The following tables show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value, fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of May 31, 2011 and November 30, 2010.

May 31, 2011
		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	$24,828,836	$24,961,869	$23.94	25.6%
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	107,514	N/A	0.1
			5/1/07
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,149,269	112,000	0.08	0.1
Partners, LP(1)			4/2/08
LSMP GP, LP(1)	GP LP Units	180	7/27/07-	120,046	20,000	111.11	0.0
			4/2/08
Mowood, LLC	Equity Interest	100%	6/5/06-	1,000,000	4,241,009	N/A	4.3
			8/4/08
	Subordinated Debt	$3,800,000	7/28/10	3,800,000	3,800,000	N/A	3.9
Regency Energy	Unregistered	166,667	5/2/11	4,040,000	4,006,675	24.04	4.1
Partners LP	Common Units
VantaCore Partners LP	Common Units	933,430	5/21/07-	17,575,964	9,268,960	9.93	9.5
			8/4/08
	Preferred Units	44,805	2/25/11-	694,485	784,096	17.50	0.8
			5/16/11
	Incentive Distribution	988	5/21/07-	143,936	—	—	0.0
	Rights		8/4/08
				$56,368,505	$47,302,123		48.4%

(1)	See Note 9 — Investment Transactions for additional information.

The carrying value per unit of unrestricted common units of Regency Energy Partners LP was $26.24 on March 23, 2011, the date of the purchase agreement and the date an enforceable right to acquire the restricted Regency Energy Partners LP units was obtained by the Company.

November 30, 2010
		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	$24,828,836	$20,666,009	$19.82	21.6%
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	602,834	N/A	0.6
			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	28,155,000	56.31	29.5
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,149,269	208,000	0.16	0.2
Partners, LP(1)			4/2/08
LSMP GP, LP(1)	GP LP Units	180	7/27/07-	120,046	37,000	205.56	0.1
			4/2/08
Mowood, LLC(1)	Equity Interest	100%	6/5/06-	1,000,000	5,492,247	N/A	5.8
			8/4/08
	Subordinated Debt	$3,800,000	7/28/10	3,800,000	3,800,000	N/A	4.0
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	13,814,764	14.80	14.5
			8/4/08
	Incentive Distribution	988	5/21/07-	143,936	153,555	155.42	0.1
	Rights		8/4/08
				$62,328,505	$72,929,409		76.4%

(1)       See Note 9 — Investment Transactions for additional information.

8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of May 31, 2011 amounted to $43,187,934, representing 44.2 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2010 amounted to $72,326,575, representing 75.7 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at May 31, 2011 or during the six months then ended and at November 30, 2010 or during the year then ended is as follows:

May 31, 2011
	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/10	Additions	Reductions	(Loss)	Received	5/31/11	5/31/11
High Sierra Energy, LP(1)	1,042,685	$—	$—	$—	$—	1,042,685	$24,961,869
International Resource Partners LP(2)	500,000	—	(31,656,517)	24,096,236	300,000	—	—
LONESTAR Midstream	1,327,900	—	—	—	—	1,327,900	112,000
Partners, LP(1)(2)
LSMP GP, LP(1)(2)	180	—	—	—	—	180	20,000
Mowood, LLC Subordinated Debt	$3,800,000	400,000	(400,000)	—	271,286	$3,800,000	3,800,000
Mowood, LLC Equity Interest	100%	—	—	—	139,711	100%	4,241,009
VantaCore Partners LP Common Units	933,430	—	(694,485)	—	196,020	933,430	9,268,960
VantaCore Partners LP Preferred Units	—	694,485	—	—	1,268	44,805	784,096
VantaCore Partners LP Incentive	988	—	—	—	—	988	—
Distribution Rights(1)
		$1,094,485	$(32,751,002)	$24,096,236	$908,285		$43,187,934

(1)       Currently non-income producing.
(2)       See Note 9 — Investment Transactions for additional information.

November 30, 2010
	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/09	Additions	Reductions	(Loss)	Received	11/30/10	11/30/10
High Sierra Energy, LP(1)	1,042,685	$—	$—	$—	$656,891	1,042,685	$20,666,009
International Resource Partners LP	500,000	—	—	—	950,000	500,000	28,155,000
LONESTAR Midstream	1,327,900	—	(890,942)	87,585	—	1,327,900	208,000
Partners, LP(1)(2)
LSMP GP, LP(1)(2)	180	—	(17,254)	(1,221)	—	180	37,000
Mowood, LLC Subordinated Debt	$8,800,000	750,000	(5,750,000)	—	720,323	$3,800,000	3,800,000
Mowood, LLC Equity Interest	99.5%	—	(5,528,403)	2,356,404	248,426	100%	5,492,247
Quest Midstream Partners, L.P.	1,216,881	—	(9,915,452)	(9,607,112)	—	—	—
VantaCore Partners LP Common Units	933,430	—	—	—	1,773,517	933,430	13,814,764
VantaCore Partners LP Incentive	988	—	—	—	—	988	153,555
Distribution Rights(1)
		$750,000	$(22,102,051)	$(7,164,344)	$4,349,157		$72,326,575

(1)       Currently non-income producing.
(2)       See Note 9 — Investment Transactions for additional information.

9. Investment Transactions
For the six months ended May 31, 2011, the Company purchased (at cost) securities in the amount of $17,072,676 and sold securities (proceeds received) in the amount of $43,331,214 (excluding short-term debt securities). For the six months ended May 31, 2010, the Company purchased (at cost) securities in the amount of $7,488,354 and sold securities (proceeds received) in the amount of $12,195,324 (excluding short-term debt securities).

On July 17, 2008, LONESTAR Midstream Partners LP (“LONESTAR”) closed a transaction with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of its gas gathering and transportation assets. There are two potential future contingent payments due from LONESTAR which are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved. If received, the Company’s expected portion would total approximately $9,638,829, payable in cash or common units (at PVR’s election). The fair value of the LONESTAR and LSMP GP, LP units, which totals $132,000 as of May 31, 2011, is based on unobservable inputs related to the potential receipt of these future payments relative to the sales transaction.

In April 2011, International Resource Partners LP (“IRP”) was acquired by James River Coal Company. As a result of the acquisition, the Company received proceeds of approximately $31.6 million. An additional $2.1 million was placed in escrow pursuant to the terms of the agreement. Proceeds from the escrow account will be released upon satisfaction of certain post closing obligations and/or the expiration of certain time periods (the shortest of which is 14 months from the closing date). As of May 31, 2011, the Company estimates the carrying value of the escrow to be approximately $1.7 million.

10. Common Stock
The Company has 100,000,000 shares authorized and 9,156,931 shares outstanding at May 31, 2011.

Shares at November 30, 2010	9,146,506
Shares issued through reinvestment of distributions	10,425
Shares at May 31, 2011	9,156,931

11. Warrants
At May 31, 2011 and November 30, 2010, the Company had 945,594 warrants issued and outstanding. The warrants were issued to stockholders that invested in the Company’s initial private placements and became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitled the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants have no voting rights until such common shares are received upon exercise of the warrants.

On April 8, 2011, a proposal was approved by the Company’s stockholders which allowed the Company to amend the exercise price of its outstanding warrants from $15.00 per common share to an amount equal to the greater of the market price of the Company’s common shares on the New York Stock Exchange or NAV, each as determined at the end of the fiscal quarter immediately following approval of the proposal, plus 7.0 percent, and to extend the expiration date of such warrants by one year. Based on these guidelines, the exercise price of the warrants was changed to $11.41 per common share as of May 31, 2011. All warrants expire on February 6, 2014.

12. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Net increase (decrease) in net assets applicable to
common stockholders resulting from operations	$2,783,012	$(7,280,370)	$3,896,282	$(3,262,847)
Basic and diluted weighted average shares(1)	9,156,931	9,099,037	9,151,776	9,088,679
Basic and diluted net increase (decrease) in net assets
applicable to common stockholders resulting from
operations per common share	$0.30	$(0.80)	$0.43	$(0.36)

(1)
Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

13. Subsequent Events
On June 1, 2011, the Company paid a distribution in the amount of $0.10 per common share, for a total of $915,693. Of this total, the dividend reinvestment amounted to $67,518.

On June 10, 2011, the Company invested $9.9 million in Magnetar MLP Investment, LP (“Magnetar”). The Magnetar investment represents an indirect investment into Lightfoot Capital Partners, LP (“Lightfoot”), which owns a refined products storage business, Arc Terminals LP. Arc Terminals LP is an independent operator of above ground storage and delivery services for petroleum products and chemicals including refined products, renewable fuels and crude oil. Lightfoot also holds approximately $60 million in cash available for new investments. The General Partner of Magnetar has agreed to waive its management fee and incentive distribution with respect to the Company’s investment in Magnetar.

On June 30, 2011, the Company acquired its first real property asset investment. The Company purchased a 40 percent undivided interest in the Eastern Interconnect Project for approximately $16.1 million, including the assumption of $3.4 million of debt. These transmission assets move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components. The project is leased on a triple net basis through April 1, 2015 to Public Service Company of New Mexico, an independent electric utility company serving approximately 500,000 customers in New Mexico. Public Service Company of New Mexico is a subsidiary of PNM Resources (NYSE: PNM). At the time of expiration of the lease, the lease can be renewed by the lessee, the lessee may choose to repurchase the Eastern Interconnect Project at fair value, or the lease can be allowed to expire.

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined that no additional items require recognition or disclosure.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the six months ended May 31, 2011, the aggregate compensation paid by the Company to the independent directors was $42,000. The Company did not pay any special compensation to any of its directors or officers.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part I, Item 1A. of our most recent Annual Report filed on Form 10-K, as well as the discussion in Part II, Item 1A, below under the heading “Risk Factors.”

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

Company Overview
Tortoise Capital Resources Corporation was organized as a Maryland corporation in September 2005. We completed our initial public offering in February 2007 as a non-diversified closed-end management investment company regulated as a business development company (“BDC”) under the Investment Company Act of 1940. Our shares are listed on the New York Stock Exchange under the symbol “TTO.”

Our investment objective is to provide stockholders with a high level of total return, with an emphasis on distributions and distribution growth. We invest primarily in the U.S. energy infrastructure sector. Historically, as a BDC, we invested in securities of privately-held and micro-cap public companies operating in the U.S. energy infrastructure sector. We believe the U.S. energy infrastructure sector offers significant opportunities for investment, but investment constraints placed upon BDCs have limited the types of assets and investments that can best access these opportunities. Additionally, we believe there are attractive opportunities to provide lease-based financing to energy infrastructure companies, with an expanded investment pool that includes real property assets, as opposed to only investment securities.

At our Annual Meeting on April 8, 2011, our stockholders authorized our Board of Directors to withdraw our election to be regulated as a BDC under the 1940 Act. We intend to withdraw our election to be treated as a BDC and, following receipt by the SEC of our application for withdrawal, we will no longer be regulated as a BDC or subject to the regulatory provisions of the 1940 Act. Withdrawal of our election to be regulated as a BDC will not affect our registration under Section 12(b) of the Securities Exchange Act of 1934 and we will continue to file periodic reports on Form 10-K, Form 10-Q and Form 8-K, and file proxy statements and other reports required under the Exchange Act. Following withdrawal of our election to be regulated as a BDC, we will apply general GAAP reporting guidance. The impact of this change is currently being evaluated; however, it will result in a change in our financial statement presentation, most notably consolidation of our majority owned company, Mowood. We intend to, where appropriate, provide supplemental non-GAAP information in order to enhance our investors’ overall understanding of our financial statements. Withdrawal of our election to be regulated as a BDC is also not expected to have any impact on our trading status on the New York Stock Exchange.

We are currently focused on identifying and investing in real property assets in the U.S. energy infrastructure sector that have the potential to become real estate investment trust (“REIT”) qualified. Energy infrastructure companies operate physical assets that could qualify for inclusion in a REIT. We do not plan to make additional investments in securities (other than short term, highly liquid investments to be held pending investment in real property assets) and expect to liquidate our securities portfolio in an orderly manner. If we find sufficient suitable REIT-qualifying investments during 2011 and satisfy the REIT requirements throughout 2012, we may make an election to be treated as a REIT throughout 2012 by filing a Form 1120-REIT on or before March 15, 2013, or such later date to which we have properly extended filing such return. Regardless of our tax status, our investors will continue to receive a Form 1099 tax form.

We seek to invest in income-producing real properties that are, upon acquisition, improved or being developed or that are planned to be developed within a reasonable period after acquisition. We expect such properties to be subject to long-term triple net leases and to be acquired from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or through equity offerings. Our sale-leaseback transactions may occur in conjunction with acquisitions, recapitalizations, growth projects or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it back to the seller or its successor in interest (the lessee).

Tortoise Capital Advisors, L.L.C., a registered investment adviser, serves as our investment adviser. Our Adviser is a pioneer in capital markets for master limited partnership (“MLP”) investment companies and a leader in closed-end funds and separately managed accounts focused on MLPs in the energy sector. As of June 30, 2011, our Adviser managed assets of approximately $6.8 billion in the energy sector, including the assets of six publicly traded closed-end management investment companies, an open-end management investment company and separately managed accounts for institutions and high net worth individuals. Our Adviser’s aggregate managed capital is among the largest of investment advisers managing closed-end management investment companies focused on energy infrastructure MLPs.

Our Adviser has entered into a consulting agreement with Corridor Energy LLC (“Corridor Energy”), an asset management company focused on assisting select institutional investors as they seek access to real energy infrastructure assets. Corridor Energy helps the Adviser identify energy infrastructure asset investments for TTO that can be leased to businesses that make goods, provide services or own assets. Pursuant to the terms of the consulting agreement, Corridor Energy actively searches for and assists the Adviser in identifying potential investment opportunities, as well as assisting in the analysis of investment opportunities, and in arranging financing in order to fund investment opportunities. Our Adviser compensates Corridor Energy for the services it provides to us.

We anticipate entering into an agreement with Corridor Energy to provide full advisory services to us for real property asset investments on terms no less favorable to us than the current Advisory Agreement between us and the Adviser. The Advisory Agreement with the Adviser is expected to remain in place as long as we continue to own securities.

Quarterly Performance Review and Investment Outlook
Our net asset value was $10.66 as of May 31, 2011, compared to $10.46 at February 28, 2011. Total investment return, based on net asset value and assuming reinvestment of distributions, was approximately 3.1 percent for the three months ended May 31, 2011. Our stock price also increased slightly this quarter, closing at $8.55 on May 31, 2011 compared to $8.50 on February 28, 2011. Total investment return based on market value and assuming reinvestment of distributions, was approximately 1.8 percent for the three months ended May 31, 2011. The fair value of our investment securities, excluding short-term investments, at May 31, 2011, was approximately $70.1 million, with approximately $43.3 million in private securities and approximately $26.8 million in publicly-traded securities.

In April 2011, International Resource Partners LP (“IRP”) was acquired by James River Coal Company. We invested $10.0 million in IRP in June 2007. As a result of the acquisition, in exchange for our interests in IRP, we received cash proceeds of approximately $31.6 million. An additional $2.1 million payable to us was placed in escrow pursuant to the terms of the agreement. Proceeds from the escrow will be released upon satisfaction of certain post closing obligations and/or the expiration of certain time periods (the shortest of which is 14 months from the closing date). As of May 31, 2011, we estimate the fair value of the escrow to be approximately $1.7 million.

Subsequent to the end of the quarter, we made two new private investments, funded with proceeds from the sale of IRP. On June 10, 2011, we invested $9.9 million in Magnetar MLP Investment, LP (“Magnetar”). The Magnetar investment represents an indirect investment into Lightfoot Capital Partners, LP (“Lightfoot”), which owns a refined products storage business, Arc Terminals LP. Arc Terminals LP is an independent operator of above ground storage and delivery services for petroleum products and chemicals including refined products, renewable fuels and crude oil. Lightfoot also holds approximately $60 million in cash available for new investments. The General Partner of Magnetar has agreed to waive its management fee and incentive distribution with respect to the Company’s investment in Magnetar.

On June 30, 2011, we acquired our first real property asset investment. We purchased a 40 percent undivided interest in the Eastern Interconnect Project for approximately $16.1 million, including the assumption of $3.4 million of debt. These transmission assets move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components. The project is leased on a triple net basis through April 1, 2015 to Public Service Company of New Mexico, an independent electric utility company serving approximately 500,000 customers in New Mexico. Public Service Company of New Mexico is a subsidiary of PNM Resources (NYSE: PNM). At the time of expiration of the lease, the lease can be renewed by the lessee, the lessee may choose to repurchase the Eastern Interconnect Project at fair value, or the lease can be allowed to expire.

On June 1, 2011, we paid a distribution in the amount of $0.10 per common share. After investing the majority of the proceeds of the IRP sale, we expect our earned distributable cash flow to support an annualized distribution of not less than $0.40 per share, with upside potential depending on the performance of our other private equity companies.

Private Company Update
Mowood, LLC (“Mowood”)
Mowood is the holding company of Omega Pipeline, LLC (“Omega”). Omega is a natural gas local distribution company located on the Fort Leonard Wood military installation in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We hold 100 percent of the equity interests in Mowood and hold a seat on its board of directors. The fair value of Mowood decreased approximately $0.7 million this quarter. We provide a revolving line of credit to Mowood with a maximum principal balance of $5.3 million. At May 31, 2011, the principal balance outstanding was $3.8 million. The year-to-date results of Omega, Mowood’s subsidiary, were slightly below budget through April; however, Fort Leonard Wood continues to grow, and Omega expects that construction revenues will bolster its performance for the remainder of 2011.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana. We hold a seat on VantaCore’s board of directors. The fair value of our VantaCore securities decreased approximately $2.0 million in total this quarter. VantaCore was unable to meet its minimum quarterly distribution (“MQD”) of $0.475 per unit for its quarter ended March 31, 2011. Common and preferred unitholders elected to receive their distributions as a combination of $0.12 in cash and the remainder in newly issued preferred units. We received 21,620 preferred units in addition to the $0.12 in cash per common and preferred unit. VantaCore reported year-to-date EBITDA through April 30, 2011 below budget. The Southern Aggregates property in Louisiana continues to fall short of budget but VantaCore has implemented cost cutting measures and expects the building environment will improve over the remainder of 2011. Margins from operations in Clarksville, Tennessee continue to endure pricing pressure from new competition that has entered the market and VantaCore is pursuing strategic alternatives in response.

High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)
High Sierra Energy, L.P. is a holding company that identifies, acquires, and operates businesses and revenue-generating assets in the natural resources industry, primarily in connection with the transportation, processing, storage and marketing of hydrocarbons. We hold board of directors’ observation rights for High Sierra.

The fair value of High Sierra increased approximately $4.5 million during the quarter. High Sierra recently completed the sale of its 70 percent owned subsidiary, Monroe Gas Storage Company, LLC (“Monroe”), which operates a natural gas storage facility in northeastern Mississippi, to Cardinal Gas Storage Partners LLC. Total consideration for the transaction was approximately $148 million. High Sierra also recently acquired the assets of Marcum Midstream 1995-2 Business Trust and Marcum Midstream 1995-EC Holdings, LLC (collectively “Marcum”). Marcum has most recently operated as Conquest Water Services, LLC (“Conquest”). Founded in 1993, Conquest is the largest oil and gas water disposal company in Colorado, operating exclusively within the prolific Denver-Julesberg Basin in northeast Colorado. With drilling permits on the rise in the Basin and an increasing number of oil and gas rigs drilling for oil in the Niobrara Shale, water disposal demands are escalating in Weld County, Conquest’s primary operating area. High Sierra expects to complement Conquest’s existing operations and grow the business to serve the needs of its existing and prospective producer customers. High Sierra has not made cash distributions to its LP and GP unit holders for five consecutive quarters. We believe that the combination of these transactions and the new credit facility that closed in March 2011, along with improved operations, should allow High Sierra to return to paying a moderate cash distribution as early as next quarter, with the distribution amount gradually returning to MQD as cash flows improve.

Results of Operations
Comparison of the Three and Six Months Ended May 31, 2011 and May 31, 2010
Investment Income: Investment income totaled $293,396 and $855,182 for the three and six months ended May 31, 2011, respectively. This represents a decrease of $95,787 and $226,157, respectively, as compared to the three and six months ended May 31, 2010. The decrease in investment income is primarily due to a decrease in the total distributions from investments, offset by a decrease in the amount of such distributions characterized as return of capital.

Net Expenses: Net expenses totaled $398,205 and $786,728 for the three and six months ended May 31, 2011, respectively. This represents a decrease of $114,940 and $204,872, respectively, as compared to the three and six months ended May 31, 2010. The decrease is primarily related to an increase in the expense reimbursement from the Adviser and a decrease in interest expense resulting from the termination of our credit facility.

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

We disclose DCF in order to provide supplemental information regarding our results of operations and to enhance our investors’ overall understanding of our core financial performance and our prospects for the future. We believe that our investors benefit from seeing the results of DCF in addition to generally accepted accounting principles (GAAP) information. This non-GAAP information facilitates management’s comparison of current results with historical results of our operations and with those of our peers. This information is not in accordance with, or an alternative to, GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table represents DCF for the three and six months ended May 31, 2011 as compared to the three and six months ended May 31, 2010:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Total from Investments
Distributions from investments	$587,960	$847,399	$1,319,951	$2,336,155
Distributions paid in stock	24,394	20,972	47,760	20,972
Interest income from investments	135,956	189,622	271,286	381,053
Dividends from money market mutual funds	4,998	233	5,188	450
Other income	40,000	8,688	40,000	19,080
Total from Investments	793,308	1,066,914	1,684,185	2,757,710

Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement by Adviser)	241,193	258,087	475,873	516,355
Other operating expenses	157,012	216,177	310,855	390,745
Total Operating Expenses, before Leverage Costs	398,205	474,264	786,728	907,100
Distributable cash flow before leverage costs	395,103	592,650	897,457	1,850,610
Leverage costs	—	—	—	45,619
Distributable Cash Flow	$395,103	$592,650	$897,457	$1,804,991
Capital gain proceeds	520,590	292,500	520,589	292,500
Cash Available for Distribution	$915,693	$885,150	$1,418,046	$2,097,491

Distributions paid on common stock	$915,693	$909,904	$1,830,344	$2,090,055

Payout percentage for period(1)	100%	103%	129%	100%

DCF/GAAP Reconciliation
Distributable Cash Flow	$395,103	$592,650	$897,457	$1,804,991
Adjustments to reconcile to Net Investment Income (Loss),
before Income Taxes:
Distributions paid in stock(2)	(24,394)	(20,972)	(47,760)	(20,972)
Return of capital on distributions received from
equity investments	(475,518)	(656,759)	(781,243)	(1,655,399)
Non recurring professional fees	—	(38,881)	—	(38,881)
Net Investment Income (Loss), before Income Taxes	$(104,809)	$(123,962)	$68,454	$89,739

(1)       Distributions paid as a percentage of Distributable Cash Flow.
(2)       Distributions paid in stock for the three and six months ended May 31, 2011 and May 31, 2010 were paid as part of normal operations and are included in DCF.

Distributions: The following table sets forth distributions for the three and six months ended May 31, 2011 as compared to the three and six months ended May 31, 2010.

Record Date	Payment Date	Amount
May 24, 2011	June 1, 2011	$0.10
February 18, 2011	March 1, 2011	$0.10

May 21, 2010	June 1, 2010	$0.10
February 19, 2010	March 1, 2010	$0.13

Net Investment Income (Loss): Net investment income (loss) after deferred taxes for the three and six months ended May 31, 2011 was $(68,895) and $44,048, respectively, as compared to $(124,929) and $56,078 for the three and six months ended May 31, 2010, respectively. The variance in net investment income is primarily related to decreases in investment income which were offset by decreases in net expenses as described above.

Net Realized and Unrealized Gain (Loss): We had net unrealized losses before income taxes of $(21,292,465) and $(20,988,542) for the three and six months ended May 31, 2011, respectively, as compared to net unrealized gains before income taxes of $3,550,587 and $6,491,892 for the three and six months ended May 31, 2010, respectively. We had net realized gains before deferred taxes of $25,733,536 and $26,107,358 for the three and six months ended May 31, 2011, respectively, as compared to net realized losses before deferred taxes) of $(10,261,613) and $(8,673,445) for the three and six months ended May 31, 2010, respectively. The changes in net unrealized and realized gain/loss for the three and six months ended May 31, 2011 were attributed to realized gains on the sale of International Resource Partners LP, EV Energy Partners, L.P. and Abraxas Petroleum Corporation shares, partially offset by a realized loss on the sale of PostRock Energy Corporation shares.

Liquidity and Capital Resources
We expect to have greater flexibility in raising both equity and debt capital, following the withdrawal of our BDC election. While we have had the ability to utilize various forms of leverage – including a credit facility, senior notes and other borrowings, as well as preferred stock – historically, we have only been able to access leverage at attractive costs through a credit facility. During the credit crisis of late 2008 and 2009, access to credit through the bank market became more restrictive and expensive. During that time, we were not able to renew our credit facility and we liquidated a portion of our portfolio holdings in order to repay the credit facility in full. We believe lenders are more reluctant to lend against equity investments in private companies than to entities that invest in real assets. Consistent with our initial investment strategy, we intend to utilize leverage to enhance the total returns of our portfolio and we believe we will have greater flexibility to access such leverage following the withdrawal of our election to be regulated as a BDC. We are currently seeking to obtain a secured facility to support future working capital needs and potential investments.

Following the withdrawal of our election to be regulated as a BDC, we will also have greater flexibility in issuing securities with common equity participation features (such as warrants and convertible notes) and/or additional classes of stock (such as convertible preferred) in order to facilitate capital formation without the restrictions of the 1940 Act.

Contractual Obligations
We do not have any significant contractual payment obligations as of May 31, 2011.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings
The Company did not have any borrowings outstanding during the six months ended May 31, 2011.

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

Valuation of Portfolio Investments
The financial statements included in this report are prepared in conformity with GAAP under the provisions of the Investment Company Audit Guide (the “Guide”). Under the Guide, equity and debt securities are reported at fair value. These investments generally are subject to restrictions on resale, and have no established trading market. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by our Board of Directors, may differ materially from the values that would have been used had a ready market existed.

Asset acquisition investments will be reflected in the financial statements based on historical cost, net of accumulated depreciation.

Upon no longer qualifying to report under the Guide, we will apply general GAAP reporting guidance. The impact of this change is currently being evaluated; however, it will likely result in a significant change in the financial statement presentation, most notably consolidation of our majority owned company, Mowood. Upon no longer qualifying to report under the Guide, we intend to, where appropriate, provide supplemental non-GAAP information in order to enhance our investors’ overall understanding of our financial statements. These items may include, but are not limited to, supplemental information regarding Mowood, net asset value, and/or distributable cash flow.

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

Federal and State Income Taxation
Currently, as a corporation, we are obligated to pay federal and state income tax on our taxable income. Our tax expense or benefit is included in the Statement of Operations based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on current information, we believe we have sufficient net operating losses or other tax attributes to offset any potential tax expense in 2011.

If we elect REIT status in the future, we will be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. Before withdrawal of the BDC election, our distributions from earnings and profits were treated as qualified dividend income (“QDI”) and return of capital. Following the withdrawal and assuming we subsequently elect REIT status, our distributions from earnings and profits will be treated as ordinary income and generally will not qualify as QDI. If we do not elect or do not qualify as a REIT, with respect to years prior to 2013, our distributions would continue to be treated as QDI and return of capital.  Thereafter, under existing law, our distributions would be treated as ordinary income and return of capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider fluctuations in the value of our equity securities to be our principal market risk. There were no material changes to our market risk exposure at May 31, 2011 as compared to May 31, 2010.

Our equity and debt securities are reported at fair value in the current period, as determined by our Board of Directors. The fair value of securities is determined using readily available market quotations from the principal market if available. The fair value of securities that are not publicly traded or whose market price is not readily available is determined in good faith by our Board of Directors. Because there are no readily available market quotations for many of the securities in our portfolio, we value a large portion of our securities at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.

As of May 31, 2011, the fair value of our securities portfolio (excluding short-term investments) totaled $70,138,213. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $4,501,471, or approximately $0.49 per share.

Debt securities in our portfolio may be based on floating or fixed rates. As of May 31, 2011, we had no floating rate debt outstanding.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934) during the fiscal quarter ended May 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

Following withdrawal of our BDC election, we will no longer be subject to regulation by the 1940 Act.
At our Annual Meeting on April 8, 2011, our stockholders authorized our Board of Directors to withdraw our election to be regulated as a BDC under the 1940 Act. Thus, we will, effective upon receipt by the SEC of our application for withdrawal, no longer be regulated as a BDC and will no longer be subject to the regulatory provisions of the 1940 Act, which is designed to protect the interests of investors in investment companies, including certain laws and regulations related to insurance, custody, capital structure, composition of the Board of Directors, affiliated transactions, leverage limitations and compensation arrangements.

Following withdrawal of our BDC election, we may in the future elect to be taxed as a REIT.
If we find sufficient suitable REIT-qualifying investments during 2011 and satisfy the REIT requirements throughout 2012, we may make an election to be treated as a REIT throughout 2012 by filing a Form 1120-REIT on or before March 15, 2013, or such later date to which we have properly extended filing such return.

A REIT generally operates as a flow-through entity for federal income tax purposes, which is accomplished by the REIT annually distributing at least ninety percent of its REIT taxable income. If it satisfies the minimum distribution requirement, the REIT generally is entitled to a deduction for dividends paid. The REIT shareholders are then required to report the REIT dividend as ordinary income. A REIT shareholder’s receipt of dividends generally will not qualify as qualified dividend income or for the dividends received deduction discussed above.

In order to qualify as a REIT, we would be required to satisfy gross income and asset tests. Generally, such tests require that a substantial percentage of the REIT’s income be derived from, and assets consist of, real estate assets, and, in certain cases, other investment property.

If we make a REIT election, we will be subject to a corporate level tax on certain built-in gains if such assets are sold during the 10 year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT’s adjusted tax basis at the time of conversion. In addition, a REIT may not have any earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, the putative REIT is generally required to distribute to its shareholders all accumulated earnings and profits, if any. Such distribution would be taxable to the shareholders as dividend income, and, as discussed above, may qualify as qualified dividend income for non-corporate shareholders and for the dividends received deduction for corporate shareholders.

The foregoing is a general and abbreviated summary of the provisions of the Internal Revenue Code and the treasury regulations in effect as they directly govern the taxation of us and our security holders. These provisions are subject to change by legislative and administrative action, and any such change may be retroactive. Security holders (and prospective holders) are urged to consult their tax advisers regarding specific questions as to U.S. federal, foreign, state, local income or other taxes.

If we elect to be taxed as a REIT, loss of our status as a REIT would have significant adverse consequences to us and the value of our common shares.
If we elect to be taxed as a REIT and subsequently lose such status, we will face serious tax consequences that likely will substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders.

Following withdrawal of our BDC election, we will be dependent upon key personnel of Corridor Energy LLC for our future success.
Following withdrawal of our BDC election, we anticipate entering into a co-Advisory Agreement with Corridor Energy LLC to provide full advisory services to us for real asset investments. We will be dependent on the diligence, expertise and business relationships of the management of Corridor Energy LLC to implement our strategy of investing in real assets. The departure of one or more investment professionals of Corridor Energy LLC could have a material adverse effect on our ability to implement this strategy and on the value of our common shares. There can be no assurance that we will be successful in implementing our strategy following withdrawal of our BDC election.

We may be unable to identify and complete acquisitions of real assets following withdrawal of our BDC election.
Our ability to identify and complete acquisitions of real assets on favorable terms and conditions are subject to the following risks:
  we may be unable to acquire a desired asset because of competition from other investors with significant capital, including publicly traded REITs and institutional investment funds;

  competition from other investors may significantly increase the purchase price of a desired real asset or result in less favorable terms;

  we may not complete the acquisition of a desired real asset even if we have signed an agreement to acquire such real asset because such agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

  we may be unable to finance acquisitions of real assets on favorable terms or at all.
We may not be able to sell our real asset investments quickly.
Investments in real assets are relatively illiquid compared to other investments. Accordingly, we may not be able to sell real asset investments when we desire or at prices acceptable to us in response to changes in economic or other conditions.

Net leases may not result in fair market lease rates over time.
We expect a large portion of our future income to come from net leases. Net leases typically have longer lease terms and, thus, there is an increased risk that if contractual rental rates increase in future years, the rates under our net leases will fail to result in fair market rental rates during those years. As a result, our income and distributions could be lower than they would otherwise be if we did not engage in net leases.

Some potential losses are not covered by insurance.
Our leases will generally require the tenant company to carry comprehensive liability and casualty insurance on our properties comparable in amounts and against risks customarily insured against by other companies engaged in similar businesses in the same geographic region as our tenant company. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property if our tenant company fails to pay us the casualty value in excess of such insurance limit, if any, or to indemnify us for such loss. We would, however, remain obligated to repay any secured indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. There can be no assurance our tenant companies will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

If a sale-leaseback transaction is re-characterized in a lessee company’s bankruptcy proceeding, our financial condition could be adversely affected.
We intend to enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the company from whom we purchased it. In the event of the bankruptcy of a lessee company, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the lessee company. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the lessee company for the amounts owed under the lease, with the claim arguably secured by the property. The lessee company/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and the lessee company could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee company relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distribution.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and aboveground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenant companies’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including where deemed necessary, obtaining environmental assessments of properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or whether a prior owner of a property created a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution.

If we elect to be taxed as a REIT, re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We intend to purchase properties and lease the same property back to the seller of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a ‘‘true lease,’’ thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification ‘‘asset tests’’ or the ‘‘income tests’’ and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010, which could materially affect our business, financial condition or operating results. The risks described above and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended May 31, 2011 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended May 31, 2011.

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

Date: July 13, 2011