Form 10-Q
period 2011-08-31
TORTOISE CAPITAL RESOURCES CORP
filed 2011-10-13
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of September 30, 2011 was 9,170,697.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

Tortoise Capital Resources Corporation
STATEMENTS OF ASSETS & LIABILITIES

	August 31, 2011	November 30, 2010
	(Unaudited)
Assets
Investments at fair value, control (cost $4,615,500 and $18,122,054, respectively)	$8,326,078	$23,260,566
Investments at fair value, affiliated (cost $45,754,017 and $31,329,809, respectively)	46,030,656	49,066,009
Investments at fair value, non-affiliated (cost $30,392,767 and $21,628,965, respectively)	30,970,571	22,875,848
Total investments (cost $80,762,284 and $71,080,828, respectively)	85,327,305	95,202,423
Leased property, net of accumulated depreciation of $117,724	14,009,125	—
Intangible lease asset, net of accumulated amortization of $48,657	1,046,114	—
Escrow receivable	1,677,052	—
Receivable for Adviser expense reimbursement	124,173	109,145
Receivable for investments sold	—	5,198
Interest receivable from control investments	—	42,778
Dividends and distributions receivable	124,278	83
Lease receivable	1,185,381	—
Deferred tax asset	—	656,743
Prepaid expenses and other assets	33,671	25,023
Total assets	103,527,099	96,041,393

Liabilities
Base management fees payable to Adviser	372,518	327,436
Distribution payable to common stockholders	916,490	—
Accrued expenses and other liabilities	395,508	234,784
Long-term debt	3,551,320	—
Deferred tax liability	916,285	—
Total liabilities	6,152,121	562,220
Net assets applicable to common stockholders	$97,374,978	$95,479,173

Net Assets Applicable to Common Stockholders Consist of:
Warrants, no par value; 945,594 issued and outstanding at August 31, 2011 and
November 30, 2010 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, $0.001 par value; 9,164,865 shares issued and outstanding at
August 31, 2011 and 9,146,506 shares issued and outstanding at
November 30, 2010 (100,000,000 shares authorized)	9,165	9,147
Additional paid-in capital	95,853,818	98,444,952
Accumulated net investment loss, net of income taxes	(3,874,494)	(3,308,522)
Accumulated realized loss, net of income taxes	(1,207,160)	(18,532,648)
Net unrealized appreciation of investments, net of income taxes	5,222,949	17,495,544
Net assets applicable to common stockholders	$97,374,978	$95,479,173
Net Asset Value per common share outstanding (net assets applicable
to common stock, divided by common shares outstanding)	$10.62	$10.44

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
August 31, 2011
(Unaudited)

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (100%)(2)	$815,500	$4,526,078
	Downstream	Subordinated Debt (14.0% Due 12/31/11)(2)	3,800,000	3,800,000
Total Control Investments — 8.5%(3)			4,615,500	8,326,078
Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)	19,193,796	27,683,276
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,149,269	93,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	120,046	17,000
Magnetar MLP Investment, LP	Midstream	Equity Interest (8.22%)(2)	9,807,274	10,038,397
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	12,036,182	5,451,231
		Preferred Units (71,972)(2)	1,112,922	1,259,518
		Preferred B Units (85,042)(2)	1,190,587	1,488,234
		Incentive Distribution Rights (988)(2)(5)	143,941	—
Total Affiliated Investments — 47.3%(3)			45,754,017	46,030,656

Non-affiliated Investments
Buckeye Partners, L.P.	Midstream	Common Units (59,700)(7)	3,715,300	3,759,906
Chesapeake Midstream Partners, L.P.	Midstream	Common Units (55,300)(7)	1,442,428	1,541,211
El Paso Pipeline Partners, L.P.	Midstream	Common Units (95,050)(7)	3,327,782	3,496,889
Energy Transfer Partners, L.P.	Midstream	Common Units (80,000)(7)	3,809,480	3,604,800
Enterprise Products Partners L.P.	Midstream	Common Units (60,000)(7)	2,111,885	2,529,000
EV Energy Partners, L.P.	Upstream	Common Units (14,000)(7)	387,232	964,320
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)	1,983,159	122,193
Inergy, L.P.	Midstream	Common Units (7,100)(7)	273,848	201,356
Kinder Morgan Management, LLC	Midstream	Common Units (21,781)(7)(8)	1,139,279	1,317,739
ONEOK Partners, L.P.	Midstream	Common Units (34,200)(7)	932,641	1,486,332
Regency Energy Partners LP	Midstream	Common Units (253,467)(7)	6,010,882	6,052,792
Williams Partners L.P.	Midstream	Common Units (37,500)(7)	1,396,568	2,031,750
Fidelity Institutional	Short-term	Class I Shares (3,862,283)	3,862,283	3,862,283
Money Market Portfolio	investment
Total Non-affiliated Investments — 31.8%(3)			30,392,767	30,970,571
Total Investments — 87.6%(3)			$80,762,284	$85,327,305

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $54,478,927, which represents 55.9% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Security distributions are paid-in-kind.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
SCHEDULE OF INVESTMENTS
November 30, 2010

	Energy
	Infrastructure
Company	Segment	Type of Investment	Cost	Fair Value
Control Investments(1)
Mowood, LLC	Midstream/	Equity Interest (100%)(2)	$793,000	$5,492,247
	Downstream	Subordinated Debt (14.0% Due 12/31/11)(2)	3,800,000	3,800,000
VantaCore Partners LP	Aggregates	Common Units (933,430)(2)	13,385,113	13,814,764
		Incentive Distribution Rights (988)(2)(5)	143,941	153,555
Total Control Investments — 24.3%(3)			18,122,054	23,260,566
Affiliated Investments(4)
High Sierra Energy, LP	Midstream	Common Units (1,042,685)(2)(5)	19,823,161	20,666,009
International Resource Partners LP	Coal	Class A Units (500,000)(2)	9,237,333	28,155,000
LONESTAR Midstream Partners, LP	Midstream	Class A Units (1,327,900)(2)(5)(6)	2,149,269	208,000
LSMP GP, LP	Midstream	GP LP Units (180)(2)(5)(6)	120,046	37,000
Total Affiliated Investments — 51.4%(3)			31,329,809	49,066,009

Non-affiliated Investments
Abraxas Petroleum Corporation	Upstream	Common Units (1,646,376)(5)(7)	2,448,984	7,013,562
Energy Transfer Partners, L.P.	Midstream	Common Units (50,900)(7)	2,431,551	2,579,103
Enterprise Products Partners L.P.	Midstream	Common Units (37,600)(7)	1,227,913	1,582,208
EV Energy Partners, L.P.	Upstream	Common Units (78,900)(7)	2,291,374	3,011,613
High Sierra Energy GP, LLC	Midstream	Equity Interest (2.37%)(2)(5)	1,999,275	602,834
Inergy, L.P.	Midstream	Common Units (7,100)(7)	288,864	277,042
Kinder Morgan Management, LLC	Midstream	Common Units (20,678)(7)(8)	1,139,279	1,323,212
ONEOK Partners, L.P.	Midstream	Common Units (17,100)(7)	991,807	1,354,491
PostRock Energy Corporation	Upstream	Common Units (260,500)(5)(7)	4,949,500	950,825
Regency Energy Partners LP	Midstream	Common Units (46,500)(7)	1,165,596	1,195,050
Williams Partners L.P.	Midstream	Common Units (32,300)(7)	1,228,629	1,519,715
Fidelity Institutional Government	Short-term	Class I Shares (1,466,193)	1,466,193	1,466,193
Portfolio	investment
Total Non-affiliated Investments — 24.0%(3)			21,628,965	22,875,848
Total Investments — 99.7%(3)			$71,080,828	$95,202,423

(1)	Control investments are generally defined under the Investment Company Act of 1940 as companies in which at least 25% of the voting securities are owned; see Note 8 to the financial statements for further disclosure.
(2)	Restricted securities have been fair valued in accordance with procedures approved by the Board of Directors and have a total fair value of $72,929,409, which represents 76.4% of net assets applicable to common stockholders; see Note 7 to the financial statements for further disclosure.
(3)	Calculated as a percentage of net assets applicable to common stockholders.
(4)	Affiliated investments are generally defined under the Investment Company Act of 1940 as companies in which at least 5% of the voting securities are owned. Affiliated investments in which at least 25% of the voting securities are owned are generally defined as control investments as described in footnote 1; see Note 8 to the financial statements for further disclosure.
(5)	Currently non-income producing.
(6)	In July 2008, LONESTAR Midstream Partners, LP sold its assets to Penn Virginia Resource Partners, L.P. (PVR). LONESTAR has no continuing operations, but currently holds certain rights to receive future payments from PVR relative to the sale. LSMP GP, LP indirectly owns the general partner of LONESTAR Midstream Partners, LP. See Note 9 to the financial statements for additional information.
(7)	Publicly-traded company.
(8)	Security distributions are paid-in-kind.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Investment Income
Distributions from investments
Control investments	$69,545	$485,379	$209,256	$1,519,638
Affiliated investments	319,027	250,000	816,315	1,331,891
Non-affiliated investments	412,161	154,516	1,095,113	374,521
Total distributions from investments	800,733	889,895	2,120,684	3,226,050
Less return of capital on distributions	(1,128,698)	(1,057,882)	(1,909,941)	(2,713,281)
Net distributions from investments	(327,965)	(167,987)	210,743	512,769
Interest income from control investments	135,956	182,622	407,242	563,675
Lease income	425,496	—	425,496	—
Dividends from money market mutual funds	3,008	230	8,196	680
Fee income	—	8,000	40,000	27,080
Total Investment Income	236,495	22,865	1,091,677	1,104,204

Operating Expenses
Base management fees	372,551	286,761	1,086,360	906,387
Asset acquisition expense	583,248	—	583,248	—
Professional fees	165,360	290,606	329,188	529,461
Depreciation expense	117,724	—	117,724	—
Directors’ fees	18,697	17,543	48,666	76,975
Stockholder communication expenses	13,199	16,053	39,311	47,930
Administrator fees	9,935	13,382	28,970	42,298
Fund accounting fees	7,565	6,442	22,412	20,453
Registration fees	6,297	6,297	18,753	19,148
Franchise tax expense	5,109	2,798	15,216	10,328
Stock transfer agent fees	3,428	3,403	10,209	9,995
Custodian fees and expenses	1,165	1,457	3,447	5,787
Other expenses	12,677	12,753	38,115	37,985
Total Operating Expenses	1,316,955	657,495	2,341,619	1,706,747
Interest expense	14,064	—	14,064	45,619
Total Expenses	1,331,019	657,495	2,355,683	1,752,366
Less expense reimbursement by Adviser	(124,184)	(95,587)	(362,120)	(198,858)
Net Expenses	1,206,835	561,908	1,993,563	1,553,508
Net Investment Loss, before Income Taxes	(970,340)	(539,043)	(901,886)	(449,304)
Deferred tax benefit	360,320	202,195	335,914	168,534
Net Investment Loss	(610,020)	(336,848)	(565,972)	(280,770)

Tortoise Capital Resources Corporation
STATEMENTS OF OPERATIONS (Unaudited)
(Continued)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Realized and Unrealized Gain on Investments
Net realized gain (loss) on control investments	$(90,000)	$—	$(90,000)	$2,163,001
Net realized gain (loss) on affiliated investments	678,301	—	24,774,537	(9,624,557)
Net realized gain (loss) on non-affiliated investments	22,750	(1,340,452)	2,033,872	(2,552,341)
Net realized gain (loss), before income taxes	611,051	(1,340,452)	26,718,409	(10,013,897)
Current tax expense	—	—	(200,000)	—
Deferred tax benefit (expense)	(642,875)	4,102,850	(9,192,921)	5,400,587
Income tax benefit (expense), net	(642,875)	4,102,850	(9,392,921)	5,400,587
Net realized gain (loss) on investments	(31,824)	2,762,398	17,325,488	(4,613,310)
Net unrealized appreciation (depreciation)
of control investments	262,569	(729,984)	(1,427,934)	39,638
Net unrealized appreciation (depreciation)
of affiliated investments	553,956	12,627,879	(17,459,561)	23,677,608
Net unrealized appreciation (depreciation)
of non-affiliated investments	615,443	1,092,409	(669,079)	(4,235,050)
Net unrealized appreciation (depreciation),
before income taxes	1,431,968	12,990,304	(19,556,574)	19,482,196
Deferred tax benefit (expense)	(199,485)	(4,872,663)	7,283,979	(7,307,772)
Net unrealized appreciation (depreciation)
of investments	1,232,483	8,117,641	(12,272,595)	12,174,424
Net Realized and Unrealized Gain on Investments	1,200,659	10,880,039	5,052,893	7,561,114
Net Increase in Net Assets Applicable
to Common Stockholders Resulting
from Operations	$590,639	$10,543,191	$4,486,921	$7,280,344

Net Increase in Net Assets Applicable to
Common Stockholders Resulting from
Operations Per Common Share:
Basic and Diluted	$0.06	$1.16	$0.49	$0.80
Weighted Average Shares of Common
Stock Outstanding:
Basic and Diluted	9,164,865	9,116,456	9,156,171	9,098,005

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CHANGES IN NET ASSETS

	For the nine	For the nine
	months ended	months ended	Year ended
	August 31, 2011	August 31, 2010	November 30, 2010
	(Unaudited)	(Unaudited)
Operations
Net investment loss	$(565,972)	$(280,770)	$(4,106)
Net realized gain (loss) on investments	17,325,488	(4,613,310)	(4,491,034)
Net unrealized appreciation (depreciation) of investments	(12,272,595)	12,174,424	19,162,014
Net increase in net assets applicable to common stockholders
resulting from operations	4,486,921	7,280,344	14,666,874

Distributions to Common Stockholders
Return of capital	(2,746,830)	(3,001,701)	(3,915,124)
Total distributions to common stockholders	(2,746,830)	(3,001,701)	(3,915,124)

Capital Stock Transactions
Issuance of 18,359, 38,366 and 68,416 common shares
from reinvestment of distributions to stockholders, respectively	155,714	242,464	430,838
Net increase in net assets, applicable to common stockholders,
from capital stock transactions	155,714	242,464	430,838
Total increase in net assets applicable
to common stockholders	1,895,805	4,521,107	11,182,588

Net Assets
Beginning of period	95,479,173	84,296,585	84,296,585
End of period	$97,374,978	$88,817,692	$95,479,173
Accumulated net investment loss, net of income taxes, at the end of period	$(3,874,494)	$(3,585,186)	$(3,308,522)

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine	For the nine
	months ended	months ended
	August 31, 2011	August 31, 2010
Cash Flows From Operating Activities
Distributions received from investments	$1,996,781	$3,226,050
Interest and dividend income received	457,924	564,356
Fee income received	40,000	32,080
Purchases of long-term investments	(28,163,465)	(8,436,951)
Proceeds from sales of long-term investments	44,014,713	13,083,597
Purchases of short-term investments, net	(2,396,090)	(357,165)
Purchase of property and related assets and liabilities	(12,250,000)	—
Asset acquisition expenses paid	(537,798)	—
Current taxes paid	(200,000)	—
Interest expense paid	—	(66,703)
Operating expenses paid	(1,287,435)	(1,597,674)
Net cash provided by operating activities	1,674,630	6,447,590
Cash Flows From Financing Activities
Repayments on revolving line of credit	—	(4,600,000)
Distributions paid to common stockholders	(1,674,630)	(1,847,590)
Net cash used in financing activities	(1,674,630)	(6,447,590)
Net change in cash	—	—
Cash — beginning of period	—	—
Cash — end of period	$—	$—

Reconciliation of net increase in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities
Net increase in net assets applicable to common stockholders resulting from operations	$4,486,921	$7,280,344
Adjustments to reconcile net increase in net assets applicable to common stockholders resulting from operations to net cash provided by operating activities:
Purchases of long-term investments	(28,163,465)	(8,436,951)
Proceeds from sales of long-term investments	44,009,515	13,083,984
Purchases of short-term investments, net	(2,396,090)	(357,165)
Purchase of property and related assets and liabilities	(12,250,000)	—
Return of capital on distributions received	1,909,941	2,713,281
Deferred income taxes, net	1,573,028	1,738,651
Depreciation expense	117,724	—
Amortization of intangible lease asset	48,656	—
Amortization of above market debt	(44,173)	—
Realized (gain) loss on investments	(26,718,409)	10,013,897
Net unrealized (appreciation) depreciation of investments	19,556,574	(19,482,196)
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	(81,417)	1
Increase in lease receivable	(474,153)	—
(Increase) decrease in receivable for investments sold	5,198	(387)
Increase in prepaid expenses and other assets	(8,648)	(25,645)
Increase (decrease) in base management fees payable to Adviser,
net of expense reimbursement	30,054	(58,043)
Increase (decrease) in accrued expenses and other liabilities	73,374	(22,181)
Total adjustments	(2,812,291)	(832,754)
Net cash provided by operating activities	$1,674,630	$6,447,590
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$155,714	$242,464

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation
FINANCIAL HIGHLIGHTS

	For the nine	For the nine
	months ended	months ended	Year ended
	August 31, 2011	August 31, 2010	November 30, 2010
	(Unaudited)	(Unaudited)
Per Common Share Data(1)
Net Asset Value, beginning of period	$10.44	$9.29	$9.29
Income from Investment Operations:
Net investment income (loss)(2)(3)	(0.06)	(0.03)	0.00
Net realized and unrealized gain on investments(2)	0.54	0.81	1.58
Total increase from investment operations	0.48	0.78	1.58
Less Distributions to Common Stockholders:
Return of capital	(0.30)	(0.33)	(0.43)
Total distributions to common stockholders	(0.30)	(0.33)	(0.43)
Net Asset Value, end of period	$10.62	$9.74	$10.44

Per common share market value, end of period	$8.27	$5.62	$7.28
Total Investment Return, based on net asset value(4)	5.40%	10.67%	20.26%
Total Investment Return, based on market value(5)	17.70%	(4.78)%	25.04%

Supplemental Data and Ratios
Net assets applicable to common stockholders, end of period (000’s)	$97,375	$88,818	$95,479
Average net assets (000’s)	$96,873	$84,191	$85,950
Ratio of Expenses to Average Net Assets(6)
Advisory fees	1.49%	1.43%	1.44%
Other expenses	1.73	1.27	1.08
Expense reimbursement	(0.50)	(0.31)	(0.36)
Subtotal	2.72	2.39	2.16
Interest expense	0.02	0.07	0.05
Income tax expense(7)	2.44	2.75	5.55
Total expenses	5.18%	5.21%	7.76%
Ratio of net investment loss to average net assets,
before expense reimbursement(6)	(1.28)%	(0.75)%	(0.36)%
Ratio of net investment loss to average net assets,
after expense reimbursement(3)(6)	(0.78)%	(0.44)%	(0.00)%
Portfolio turnover rate(6)	44.24%	14.14%	12.92%

(1)	Information presented relates to a share of common stock outstanding for the entire period.
(2)	The per common share data for the year ended November 30, 2010 does not reflect the change in estimate of investment income and return of capital, as described in Note 2D.
(3)	Less than $0.01 per share or 0.01% for the year ended November 30, 2010.
(4)	Not annualized for periods less than one full year. Total investment return is calculated assuming a purchase of common stock at the net asset value per share as of the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan and a sale at net asset value at the end of the period.
(5)	Not annualized for periods less than one full year. Total investment return is calculated assuming a purchase of common stock at the market value at the beginning of the period, reinvestment of distributions at actual prices pursuant to the Company’s dividend reinvestment plan and a sale at the current market price on the last day of the period (excluding brokerage commissions).
(6)	Annualized for periods less than one full year.
(7)	For the nine months ended August 31, 2011, the Company accrued $200,000 in current income tax expense and $1,573,028 in net deferred income tax expense. For the nine months ended August 31, 2010, the Company accrued $1,738,651 in net deferred income tax expense. For the year ended November 30, 2010, the Company accrued $4,772,648 in net deferred income tax expense.

See accompanying Notes to Financial Statements.

Tortoise Capital Resources Corporation

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
August 31, 2011

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
  The independent valuation firm prepares the preliminary valuations and the supporting analysis. At August 31, 2011, the independent valuation firm performed positive assurance valuation procedures on five portfolio companies comprising approximately 99.8 percent of the total fair value of restricted investments;

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
C. Interest and Fee Income — Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. When investing in instruments with an original issue discount or payment-in-kind interest (in which case the Company chooses payment-in-kind in lieu of cash), the Company will accrue interest income during the life of the investment, even though the Company will not necessarily be receiving cash as the interest is accrued. Fee income will include fees, if any, for due diligence, structuring, commitment and facility fees, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Commitment and facility fees generally are recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service, consulting and management service fees generally are recognized as income when services are rendered. For the three and nine months ended August 31, 2011, the Company received $0 and $40,000 in fee income, respectively. For the three and nine months ended August 31, 2010, the Company received $8,000 and $27,080 in fee income, respectively.

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

For the period from December 1, 2009 through November 30, 2010, the Company estimated the allocation of investment income and return of capital for the distributions received from its portfolio companies within the Statement of Operations. For this period, the Company had estimated approximately 42 percent of total distributions as investment income and approximately 58 percent as return of capital.

Subsequent to November 30, 2010, the Company reallocated the amount of investment income and return of capital it recognized for the period from December 1, 2009 through November 30, 2010 based on the 2010 tax reporting information received from the individual portfolio companies. This reclassification amounted to a decrease in pre-tax net investment income of approximately $422,000 or $0.046 per share ($263,000 or $0.029 per share, net of deferred tax benefit); an increase in unrealized appreciation of investments of approximately $1,132,000 or $0.123 per share ($706,000 or $0.077 per share, net of deferred tax expense) and a decrease in realized gains of approximately $710,000 or $0.077 per share ($443,000 or $0.048 per share, net of deferred tax benefit) for the period from December 1, 2010 through August 31, 2011.

Subsequent to the period ended May 31, 2011, the Company reallocated the amount of investment income and return of capital recognized in the current fiscal year based on its revised 2011 estimates, after considering the final allocations for 2010. This reclassification amounted to a decrease in pre-tax net investment income of approximately $30,000 or $0.003 per share ($19,000 or $0.002 per share, net of deferred tax benefit); a decrease in unrealized appreciation of investments of approximately $612,000 or $0.067 per share ($382,000 or $0.042 per share, net of deferred tax benefit) and an increase in realized gains of approximately $642,000 or $0.070 per share ($401,000 or $0.044 per share, net of deferred tax expense).

E. Distributions to Stockholders — The amount of any quarterly distributions will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. If the Company has outstanding leverage, it may not declare or pay distributions to its common stockholders if it does not meet asset coverage ratios required under the 1940 Act. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2010 and the period ended August 31, 2011, the source of the Company’s distributions for book purposes was 100 percent return of capital. For the year ended November 30, 2010, the Company’s distributions for tax purposes were comprised of 100 percent return of capital. The tax character of distributions paid to common stockholders in the current year will be determined subsequent to November 30, 2011.

F. Federal and State Income Taxation — The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.

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

G. Leases — The Company includes assets subject to lease arrangements within Leased property, net of accumulated depreciation in the Statement of Assets and Liabilities. Lease payments received are reflected in lease income on the Statement of Operations, net of amortization of any off market adjustments.

H. Long-Lived Assets and Intangibles — The Company initially records long-lived assets at their acquisition cost, unless the transaction is accounted for as a business combination. If the transaction is accounted for as a business combination, the Company allocates the purchase price to the acquired tangible and intangible assets and liabilities based on their estimated fair values. The Company determines the fair values of assets and liabilities based on discounted cash flow models using current market assumptions, appraisals, recent transactions involving similar assets or liabilities and/or other objective evidence, and depreciates the asset values over the estimated remaining useful lives.

In connection with these transactions, the Company may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and/or the Company may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, the Company will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense.

I. Offering Costs — Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.

J. Indemnifications — Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company may enter into contracts that provide general indemnification to other parties. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred, and may not occur. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

K. Recent Accounting Pronouncement — In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” in GAAP and the International Financial Reporting Standards (“IFRSs”). ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. Management is currently evaluating the impact of these amendments and does not believe they will have a material impact on the Company’s financial statements.

3. Concentration of Risk
The Company has historically invested primarily in securities of privately-held companies in the midstream and downstream segments of the U.S. energy infrastructure sector. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that have the potential to become real estate investment trust (“REIT”) qualified. The Company may, for defensive purposes, temporarily invest all or a significant portion of its assets in investment grade securities, short-term debt securities and cash or cash equivalents. To the extent the Company uses this strategy it may not achieve its investment objective.

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

On February 17, 2010, the Company entered into an Expense Reimbursement Agreement with the Adviser under which the Adviser reimbursed the Company for certain expenses incurred beginning January 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets. On August 9, 2010, the Company entered into an Amended Expense Reimbursement Agreement with the Adviser under which the Adviser reimbursed the Company for certain expenses incurred beginning June 1, 2010 and ending December 31, 2010 in an amount equal to an annual rate of 0.50 percent of the Company’s average monthly Managed Assets. On November 8, 2010, the Company entered into an Expense Reimbursement Agreement with the Adviser under which the Adviser will reimburse the Company for certain expenses incurred beginning January 1, 2011 and ending December 31, 2011 in an amount equal to an annual rate of 0.50 percent of the Company’s average monthly Managed Assets. During the three and nine months ended August 31, 2011, the Adviser reimbursed the Company $124,184 and $362,120, respectively. During the three and nine months ended August 31, 2010, the Adviser reimbursed the Company $95,587 and $198,858, respectively.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the three and nine months ended August 31, 2011 and August 31, 2010, the Company accrued no investment income fees.

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

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the three and nine months ended August 31, 2011 and August 31, 2010, the Company accrued no capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations.

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

5. Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of August 31, 2011 and November 30, 2010 are as follows:

	August 31, 2011	November 30, 2010
Deferred tax assets:
Organization costs	$(20,626)	$(21,231)
Capital loss carryforwards	—	(4,268,529)
Net operating loss carryforwards	(2,463,149)	(6,343,988)
Cost recovery of leased assets	(155,224)	—
AMT and State of Kansas credit	(205,039)	(5,039)
Valuation allowance	—	558,533
	(2,844,038)	(10,080,254)
Deferred tax liabilities:
Basis reduction of investment in partnerships	2,042,962	783,156
Net unrealized gain on investment securities	1,717,361	8,640,355
	3,760,323	9,423,511
Total net deferred tax liability (asset)	$916,285	$(656,743)

At August 31, 2011, a valuation allowance on deferred tax assets was not deemed necessary because the Company believes it is more likely than not that there is an ability to realize its deferred tax assets through future taxable income of the appropriate character. Any adjustments to such estimates will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of August 31, 2011, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.

Total income tax expense differs from the amount computed by applying the federal statutory income tax rates of 35 percent and 34 percent for the periods ending August 31, 2011 and 2010, respectively, to net investment loss and net realized and unrealized gains (losses) on investments for the periods presented, as follows:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Application of statutory income tax rate	$427,310	$(3,777,675)	$2,190,982	$(3,066,458)
State income taxes, net of federal taxes	69,602	(389,990)	164,011	(316,567)
Change in deferred tax liability due to change
in overall tax rate	(14,872)	—	(23,432)	—
Change in deferred tax valuation allowance	—	3,600,047	(558,533)	1,644,374
Total income tax expense	$482,040	$567,618	$1,773,028	$1,738,651

Total income taxes are computed by applying the federal statutory rate plus a blended state income tax rate. During the period, the Company re-evaluated its overall federal and state income tax rate, increasing it from 35.82 percent to 37.62 percent, due to (1) an anticipated 35 percent federal rate, and (2) anticipated state apportionment of income and gains. The components of income tax include the following for the periods presented:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Current tax expense
AMT	$—	$—	$200,000	$—
Total current tax expense	—	—	200,000	—
Deferred tax expense
Federal	448,469	514,503	1,463,476	1,575,957
State	33,571	53,115	109,552	162,694
Total deferred tax expense	482,040	567,618	1,573,028	1,738,651
Total tax expense	$482,040	$567,618	$1,773,028	$1,738,651

The deferred income tax expense for the three and nine month periods ended August 31, 2011 and August 31, 2010 includes the impact of the change in valuation allowance for such respective periods.

As of November 30, 2010, the Company had a net operating loss for federal income tax purposes of approximately $17,764,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,910,000, $3,381,000, $7,120,000 and $3,353,000 in the years ending November 30, 2027, 2028, 2029, and 2030, respectively. As of November 30, 2010, the Company had a capital loss carryforward of approximately $12,000,000, which may be carried forward for 5 years. If not utilized, this capital loss will expire in the year ending November 30, 2014. The amount of the deferred tax asset for these items at August 31, 2011 also includes amounts for the period from December 1, 2010 through August 31, 2011. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2010, an alternative minimum tax credit of $3,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	August 31, 2011	November 30, 2010
Aggregate cost for federal income tax purposes	$75,331,762	$68,894,462
Gross unrealized appreciation	13,202,768	32,072,976
Gross unrealized depreciation	(3,207,225)	(5,765,015)
Net unrealized appreciation	$9,995,543	$26,307,961

6. Fair Value of Financial Instruments
Various inputs are used in determining the fair value of the Company’s assets and liabilities. These inputs are summarized in the three broad levels listed below:
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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of August 31, 2011 and November 30, 2010. These assets and liabilities are measured on a recurring basis.

August 31, 2011
	Fair Value at
Description	August 31, 2011	Level 1	Level 2	Level 3
Assets:
Equity Investments	$77,665,022	$26,986,095	$—	$50,678,927
Debt Investments	3,800,000	—	—	3,800,000
Short-Term Investments	3,862,283	3,862,283	—	—
Intangible Lease Asset	1,046,114	—	1,046,114	—
Total Assets	$85,327,305	$30,848,378	$1,046,114	$54,478,927
Liabilities:
Long-term Debt	$3,551,320	$—	$3,551,320	$—
Total Liabilities	$3,551,320	$—	$3,551,320	$—

November 30, 2010
	Fair Value at
Description	November 30, 2010	Level 1	Level 2	Level 3
Equity Investments	$89,936,230	$20,806,821	$—	$69,129,409
Debt Investments	3,800,000	—	—	3,800,000
Short-Term Investments	1,466,193	1,466,193	—	—
Total Investments	$95,202,423	$22,273,014	$—	$72,929,409

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended August 31, 2011 and August 31, 2010, are as follows:

	Nine months ended	Nine months ended
	August 31, 2011	August 31, 2010
Fair value beginning balance	$72,929,409	$77,146,520
Total realized and unrealized gains included in net increase in net assets
applicable to common stockholders	3,655,464	5,235,273
Purchases	11,490,789	750,000
Sales	(32,734,818)	(11,196,822)
Return of capital adjustments impacting cost basis of securities	(861,917)	(2,739,543)
Fair value ending balance	$54,478,927	$69,195,428
The amount of total gains (losses) for the period included in net increase in net assets applicable to common stockholders attributable to the
change in unrealized losses relating to assets still held at the reporting date	$(434,354)	$8,968,547

There were no transfers between levels for the nine months ended August 31, 2011 and August 31, 2010, respectively.

7. Restricted Securities
Certain of the Company’s investments are restricted and are valued as determined in accordance with procedures established by the Board of Directors and more fully described in Note 2. The following tables show the equity interest, number of units or principal amount, the acquisition date(s), acquisition cost (excluding return of capital adjustments), fair value, fair value per unit of such securities and fair value as percent of net assets applicable to common stockholders as of August 31, 2011 and November 30, 2010.

August 31, 2011
		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	$24,828,836	$27,683,276	$26.55	28.5%
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	122,193	N/A	0.1
			5/1/07
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,149,269	93,000	0.07	0.1
Partners, LP(1)			4/2/08
LSMP GP, LP(1)	GP LP Units	180	7/27/07-	120,046	17,000	94.44	0.0
			4/2/08
Magnetar MLP	Equity Interest	8.22%	6/10/11	9,900,202	10,038,397	N/A	10.3
Investment, LP
Mowood, LLC	Equity Interest	100%	6/5/06-	1,000,000	4,526,078	N/A	4.6
			8/4/08
	Subordinated Debt	$3,800,000	7/28/10	3,800,000	3,800,000	N/A	3.9
VantaCore Partners LP	Common Units	933,430	5/21/07-	17,154,876	5,451,231	5.84	5.6
			8/4/08
	Preferred Units	71,972	2/25/11-	1,115,573	1,259,518	17.50	1.3
			8/12/11
	Preferred B Units	85,042	8/3/11	1,190,587	1,488,234	17.50	1.5
	Incentive Distribution	988	5/21/07-	143,936	—	—	0.0
	Rights		8/4/08
				$63,419,294	$54,478,927		55.9%

(1)	See Note 9 — Investment Transactions for additional information.

November 30, 2010
		Equity Interest,				Fair	Fair Value as
		Units or	Acquisition	Acquisition	Fair	Value	Percent of
Investment Security		Principal Amount	Date(s)	Cost	Value	Per Unit	Net Assets
High Sierra Energy, LP	Common Units	1,042,685	11/2/06-	$24,828,836	$20,666,009	$19.82	21.6%
			11/15/08
High Sierra Energy GP, LLC	Equity Interest	2.37%	11/2/06-	2,015,969	602,834	N/A	0.6
			5/1/07
International Resource	Class A Units	500,000	6/12/07	10,000,000	28,155,000	56.31	29.5
Partners LP
LONESTAR Midstream	Class A Units	1,327,900	7/27/07-	2,149,269	208,000	0.16	0.2
Partners, LP(1)			4/2/08
LSMP GP, LP(1)	GP LP Units	180	7/27/07-	120,046	37,000	205.56	0.1
			4/2/08
Mowood, LLC(1)	Equity Interest	100%	6/5/06-	1,000,000	5,492,247	N/A	5.8
			8/4/08
	Subordinated Debt	$3,800,000	7/28/10	3,800,000	3,800,000	N/A	4.0
VantaCore Partners LP	Common Units	933,430	5/21/07-	18,270,449	13,814,764	14.80	14.5
			8/4/08
	Incentive Distribution	988	5/21/07-	143,936	153,555	155.42	0.1
	Rights		8/4/08
				$62,328,505	$72,929,409		76.4%

(1)	See Note 9 — Investment Transactions for additional information.

8. Investments in Affiliates and Control Entities
Investments representing 5 percent or more of the outstanding voting securities of a portfolio company result in that company being considered an affiliated company, as defined in the 1940 Act. Investments representing 25 percent or more of the outstanding voting securities of a portfolio company result in that company being considered a control company, as defined in the 1940 Act. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of August 31, 2011 amounted to $54,356,734, representing 55.8 percent of net assets applicable to common stockholders. The aggregate fair value of all securities of affiliates and controlled entities held by the Company as of November 30, 2010 amounted to $72,326,575, representing 75.7 percent of net assets applicable to common stockholders. A summary of affiliated transactions for each company which is or was an affiliate or controlled entity at August 31, 2011 or during the nine months then ended and at November 30, 2010 or during the year then ended is as follows:

August 31, 2011
	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/10	Additions	Reductions	(Loss)	Received	8/31/11	8/31/11
High Sierra Energy, LP	1,042,685	$—	$—	$—	$156,403	1,042,685	$27,683,276
International Resource Partners LP	500,000	—	(32,334,818)	24,774,537	300,000	—	—
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	—	—	—	1,327,900	93,000
LSMP GP, LP(1)(2)	180	—	—	—	—	180	17,000
Magnetar MLP Investment, LP	—	9,900,202	—	—	123,904	8.22%	10,038,397
Mowood, LLC Subordinated Debt	$3,800,000	400,000	(400,000)	—	407,242	$3,800,000	3,800,000
Mowood, LLC Equity Interest	100%	—	—	—	209,256	100%	4,526,078
VantaCore Partners LP Common Units	933,430	—	(1,115,573)	—	233,357	933,430	5,451,231
VantaCore Partners LP Preferred Units	—	1,115,573	—	—	2,651	71,972	1,259,518
VantaCore Partners LP Preferred B Units	—	1,190,587	—	—	—	85,042	1,488,234
VantaCore Partners LP Incentive	988	—	—	—	—	988	—
Distribution Rights(1)
		$12,606,362	$(33,850,391)	$24,774,537	$1,432,813		$54,356,734

(1)	Currently non-income producing.
(2)	See Note 9 — Investment Transactions for additional information.

November 30, 2010

	Units/					Units/
	Equity Interest/				Gross	Equity Interest/
	Principal				Distributions	Principal
	Balance	Gross	Gross	Realized Gain	or Interest	Balance	Fair Value
	11/30/09	Additions	Reductions	(Loss)	Received	11/30/10	11/30/10
High Sierra Energy, LP(1)	1,042,685	$—	$—	$—	$656,891	1,042,685	$20,666,009
International Resource Partners LP	500,000	—	—	—	950,000	500,000	28,155,000
LONESTAR Midstream Partners, LP(1)(2)	1,327,900	—	(890,942)	87,585	—	1,327,900	208,000
LSMP GP, LP(1)(2)	180	—	(17,254)	(1,221)	—	180	37,000
Mowood, LLC Subordinated Debt	$8,800,000	750,000	(5,750,000)	—	720,323	$3,800,000	3,800,000
Mowood, LLC Equity Interest	99.5%	—	(5,528,403)	2,356,404	248,426	100%	5,492,247
Quest Midstream Partners, L.P.	1,216,881	—	(9,915,452)	(9,607,112)	—	—	—
VantaCore Partners LP Common Units	933,430	—	—	—	1,773,517	933,430	13,814,764
VantaCore Partners LP Incentive	988	—	—	—	—	988	153,555
Distribution Rights(1)
		$750,000	$(22,102,051)	$(7,164,344)	$4,349,157		$72,326,575

(1)	Currently non-income producing.
(2)	See Note 9 — Investment Transactions for additional information.

9. Investment Transactions
For the nine months ended August 31, 2011, the Company purchased (at cost) securities in the amount of $28,163,465 and sold securities (proceeds received) in the amount of $44,009,515 (excluding short-term debt securities). For the nine months ended August 31, 2010, the Company purchased (at cost) securities in the amount of $8,436,951 and sold securities (proceeds received) in the amount of $13,083,984 (excluding short-term debt securities).

On July 17, 2008, LONESTAR Midstream Partners LP (“LONESTAR”) closed a transaction with Penn Virginia Resource Partners, L.P. (NYSE: PVR) for the sale of its gas gathering and transportation assets. There are two potential future contingent payments due from LONESTAR which are based on the achievement of specific revenue targets by or before June 30, 2013. No payments are due if these revenue targets are not achieved. If received, the Company’s expected portion would total approximately $9,638,829, payable in cash or common units (at PVR’s election). The fair value of the LONESTAR and LSMP GP, LP units, which totals $110,000 as of August 31, 2011, is based on unobservable inputs related to the potential receipt of these future payments relative to the sales transaction.

10. Acquisition of Eastern Interconnect Project
On June 30, 2011, the Company purchased 100 percent ownership of a 40 percent undivided interest in the Eastern Interconnect Project (“EIP”) for approximately $15.6 million, including the assumption of $3.4 million of debt. The acquisition of the EIP was accounted for as a business combination, in accordance with ASC 805. The acquisition consisted of leased asset property of $14.1 million, lease receivables assumed of $0.7 million, an intangible lease asset of $1.1 million, interest payable assumed of $(0.1) million and a fair value premium on debt assumed of $(0.2) million. The Company incurred costs of approximately $0.6 million in connection with the acquisition which were expensed as incurred.

Assets:
The EIP transmission assets move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components. The assets are depreciated for book purposes over an estimated useful life of 20 years.

Lease:
The project is leased on a triple net basis through April 1, 2015 to Public Service Company of New Mexico, an independent electric utility company serving approximately 500,000 customers in New Mexico. Public Service Company of New Mexico is a subsidiary of PNM Resources (NYSE: PNM). At the time of expiration of the lease, the Company may choose to renew the lease with the lessee, the lessee may offer to repurchase the EIP, or the lease can be allowed to expire and the Company will find another lessee. Under the terms of the lease, the Company will receive semi-annual lease payments.

Debt:
The Company assumed a note with an outstanding principal balance of $3.4 million. The debt is collateralized by the EIP transmission assets. The note matures on October 1, 2012 and accrues interest at an annual rate of 10.25 percent, with principal and interest payments due on a semi-annual basis.

11. Common Stock
The Company has 100,000,000 shares authorized and 9,164,865 shares outstanding at August 31, 2011.

Shares at November 30, 2010	9,146,506
Shares issued through reinvestment of distributions	18,359
Shares at August 31, 2011	9,164,865

12. Warrants
At August 31, 2011 and November 30, 2010, the Company had 945,594 warrants issued and outstanding. The warrants were issued to stockholders that invested in the Company’s initial private placements and became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitled the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants have no voting rights until such common shares are received upon exercise of the warrants.

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

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Net increase in net assets applicable to
common stockholders resulting from operations	$590,639	$10,543,191	$4,486,921	$7,280,344
Basic and diluted weighted average shares(1)	9,164,865	9,116,456	9,156,171	9,098,005

Basic and diluted net increase in net assets
applicable to common stockholders resulting
from operations per common share	$0.06	$1.16	$0.49	$0.80

(1)	Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

14. Subsequent Events
On September 1, 2011, the Company paid a distribution in the amount of $0.10 per common share, for a total of $916,487. Of this total, the dividend reinvestment amounted to $48,231.

On September 21, 2011, the Company filed a Form N-54C with the Securities and Exchange Commission withdrawing its election to be regulated as a BDC. As a result of the withdrawal of our election to be regulated as a BDC, we will no longer qualify as an investment company for purposes of applying U.S. GAAP, which will result in a significant change in our future financial statement preparation. The most notable changes to the format of our financial statements include the removal of the Schedule of Investments and Financial Highlights, and consolidation of our wholly-owned portfolio company, Mowood, LLC. Exclusive of Mowood, we expect our other equity investments, both public and private, to continue to be reported at fair value within our financial statements under provisions of GAAP.

On September 21, 2011, the Company filed a shelf registration statement with the Securities and Exchange Commission for the purposes of raising additional capital.

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined that no additional items require recognition or disclosure.

ADDITIONAL INFORMATION (Unaudited)

Director and Officer Compensation
The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the nine months ended August 31, 2011, the aggregate compensation paid by the Company to the independent directors was $54,000. The Company did not pay any special compensation to any of its directors or officers.

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

Regulatory Structure and Investment Outlook
Tortoise Capital Resources Corporation was organized as a Maryland corporation in September 2005. We completed our initial public offering in February 2007 as a non-diversified closed-end management investment company regulated as a business development company (“BDC”) under the Investment Company Act of 1940. Our shares are listed on the New York Stock Exchange under the symbol “TTO.”

Our objective is to provide stockholders with an attractive risk-adjusted total return, with an emphasis on distributions and distribution growth. We invest primarily in the U.S. energy infrastructure sector. Historically, as a BDC, we invested in securities of privately-held and micro-cap public companies operating in the U.S. energy infrastructure sector. We believe the U.S. energy infrastructure sector offers significant opportunities for investment, but investment constraints placed upon BDCs have limited the types of assets and investments that can best access these opportunities. Additionally, we believe there are attractive opportunities to provide lease-based financing to energy infrastructure companies, with an expanded investment pool that includes real property assets, as opposed to investment securities.

On September 21, 2011, we withdrew our election to be treated as a BDC and are no longer regulated as a BDC or subject to the regulatory provisions of the 1940 Act. Withdrawal of our election to be regulated as a BDC does not affect our registration under Section 12(b) of the Securities Exchange Act of 1934 and we will continue to file periodic reports on Form 10-K, Form 10-Q and Form 8-K, and file proxy statements and other reports required under the Exchange Act. As a result of the withdrawal of our election to be regulated as a BDC, we will no longer qualify as an investment company for purposes of applying U.S. GAAP, which will result in a significant change in our future financial statement presentation. The most notable changes to the format of our financial statements include the removal of the Schedule of Investments and Financial Highlights, and consolidation of our wholly-owned portfolio company, Mowood, LLC. Exclusive of Mowood, we expect our other equity investments, both public and private, to continue to be reported at fair value within our financial statements under provisions of GAAP. We intend to, where appropriate, provide supplemental non-GAAP information in order to enhance our investors’ overall understanding of our financial statements. Our shares of common stock are expected to continue to trade on the New York Stock Exchange.

We are currently focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that have the potential to become real estate investment trust (“REIT”) qualified. Energy infrastructure companies operate physical assets that could qualify for inclusion in a REIT. We do not plan to make additional investments in securities (other than short term, highly liquid investments to be held pending investment in real property assets) and expect to liquidate our securities portfolio in an orderly manner. The publicly traded securities can be liquidated more readily than the securities we own of private companies. If we find sufficient suitable REIT-qualifying investments during 2011 and satisfy the REIT requirements throughout 2012, we may make an election to be treated as a REIT throughout 2012 by filing a Form 1120-REIT on or before March 15, 2013, or such later date to which we have properly extended filing such return. Regardless of our tax status, our investors will continue to receive a Form 1099 tax form.

We seek to acquire real property assets from energy infrastructure companies that simultaneously lease the properties back from us under long-term triple net leases. We expect our leases to include provisions that enable us to participate in the revenue and/ or value of the underlying infrastructure real property asset. These sale-leaseback transactions provide the lessee company with a source of financing that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or through equity offerings. Our sale-leaseback transactions may occur in conjunction with acquisitions, recapitalizations, growth projects or other corporate transactions involving the lessee company. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it back to the seller or its successor in interest (the lessee).

Tortoise Capital Advisors, L.L.C., a registered investment adviser, serves as our investment adviser. Our Adviser is a pioneer in capital markets for master limited partnership (“MLP”) investment companies and a leader in closed-end funds and separately managed accounts focused on MLPs in the energy sector. As of September 30, 2011, our Adviser managed assets of approximately $6.4 billion in the energy sector, including our assets and the assets of five publicly traded closed-end management investment companies, an open-end management investment company and separately managed accounts. Our Adviser’s aggregate managed capital is among the largest of investment advisers managing closed-end management investment companies focused on energy infrastructure MLPs.

Our Adviser entered into a consulting agreement with Corridor Energy LLC (“Corridor Energy”), an asset management company focused on direct acquisition opportunities in energy infrastructure real property assets. Corridor Energy helps our Adviser identify energy infrastructure asset investments that can be leased to businesses that make goods, provide services or own assets other than securities, which business we refer to herein as “operating companies”. Pursuant to the terms of the consulting agreement, Corridor Energy assists our Adviser with (i) identifying potential acquisition opportunities, (ii) the analysis of acquisition opportunities, and (iii) arranging financing in order to fund acquisition opportunities. Our Adviser, on our behalf, will have the right of first refusal to decide whether we will pursue any investment opportunity identified by Corridor Energy. If our Adviser decides not to pursue such opportunity on our behalf, Corridor Energy will be able to present such opportunity to other investors.

On or before the end of our current fiscal year, we anticipate terminating the Investment Advisory Agreement with our Adviser and entering into a Management Agreement directly with Corridor Energy pursuant to which it will provide to us full management services in connection with our real asset investments. The Management Agreement with Corridor Energy is expected to contain economic terms no less favorable to us than the terms of the Investment Advisory Agreement entered into with our Adviser. Upon execution of the Management Agreement with Corridor Energy and termination of the Investment Advisory Agreement with our Adviser, Corridor will be our primary manager. We anticipate that concurrently with the execution of the Management Agreement with Corridor Energy we will enter into an Advisory Agreement with our Adviser and Corridor Energy pursuant to which our Adviser will provide to us certain securities focused investment services necessary to assist in the liquidation of our securities portfolio and certain day-to-day operational (i.e. non-investment) services. At that point, Corridor Energy will compensate our Adviser for the services our Adviser provides to us.

Quarterly Performance Review and Investment Outlook
Our net asset value was $10.62 as of August 31, 2011, compared to $10.66 at May 31, 2011. Total investment return, based on net asset value and assuming reinvestment of distributions, was approximately 0.8 percent for the three months ended August 31, 2011. In the future, we will not be required to include net asset value per share on the face of our financial statements; however, we do plan to provide net asset value (book value) per share as supplemental non-GAAP information in order to enhance our investors’ overall understanding of our financial statements. Our stock price also decreased about 3.3 percent this quarter, closing at $8.27 on August 31, 2011 compared to $8.55 on May 31, 2011. Total investment return based on market value and assuming reinvestment of distributions, was approximately -2.1 percent for the three months ended August 31, 2011. The fair value of our investment securities, excluding short-term investments, at August 31, 2011, was approximately $81.5 million, with approximately $54.5 million in private securities and approximately $27.0 million in publicly-traded securities. These amounts exclude our real asset investment as described below.

On June 10, 2011, we invested $9.9 million in Magnetar MLP Investment, LP (“Magnetar MLP”). The Magnetar MLP investment represents an indirect investment into Lightfoot Capital Partners, LP (“Lightfoot”), which owns a refined products storage business, Arc Terminals LP. Arc Terminals LP is an independent operator of above ground storage and delivery services for petroleum products and chemicals including refined products, renewable fuels and crude oil. At the time of investment, Lightfoot also held approximately $60 million in cash available for new investments.

On June 30, 2011, the Company purchased 100 percent ownership of a 40 percent undivided interest in the Eastern Interconnect Project (“EIP”) for approximately $15.6 million, including the assumption of $3.4 million of debt. The acquisition of the EIP was accounted for as a business combination, in accordance with ASC 805. The acquisition consisted of leased asset property of $14.1 million, lease receivables assumed of $0.7 million, an intangible lease asset of $1.1 million, interest payable assumed of $(0.1) million and a fair value premium on debt assumed of $(0.2) million. The Company incurred costs of approximately $0.6 million in connection with the acquisition which were expensed as incurred. These transmission assets move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components. The project is leased on a triple net basis through April 1, 2015 to Public Service Company of New Mexico, an independent electric utility company serving approximately 500,000 customers in New Mexico. Public Service Company of New Mexico is a subsidiary of PNM Resources (NYSE: PNM). At the time of expiration of the lease, we may choose to renew the lease with the lessee, the lessee may choose to repurchase the EIP, or the lease can be allowed to expire and we will find another lessee.

On August 3, 2011, we invested approximately $1.2 million into newly issued Preferred B units of VantaCore Partners LP (“VantaCore”), the proceeds of which were used to fund a portion of VantaCore’s acquisition of the Cherry Grove Quarry located in Todd County, Kentucky.

On September 1, 2011, we paid a distribution in the amount of $0.10 per common share. We expect our earned distributable cash flow to support an annualized distribution of not less than $0.40 per share, with upside potential depending on the performance of our other private equity companies.

We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets) and will liquidate our securities portfolio in an orderly manner in order to make additional real asset acquisitions. The publicly traded securities can be liquidated more readily than the securities we own of private companies.

Private Company Update
Mowood, LLC (“Mowood”)
Mowood is the holding company of Omega Pipeline, LLC (“Omega”). Omega is a natural gas local distribution company located on the Fort Leonard Wood military installation in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We hold 100 percent of the equity interests in Mowood and hold a seat on its board of directors. The fair value of Mowood increased approximately $0.3 million this quarter. We provide a revolving line of credit to Mowood with a maximum principal balance of $5.3 million. At August 31, 2011, the principal balance outstanding was $3.8 million. Mowood had a very strong third quarter, largely due to its performance in the month of July in which revenues and EBITDA were well above budget.

VantaCore Partners LP (“VantaCore”)
VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee and sand and gravel operations located near Baton Rouge, Louisiana. We hold a seat on VantaCore’s board of directors. VantaCore completed an acquisition of Cherry Grove Quarry in Todd County, Kentucky and a milling machine in August 2011. We invested an additional $1.2 million in VantaCore in August 2011 in exchange for newly issued Preferred B units to provide a portion of the funding needed for the acquisition. The fair value of our VantaCore securities decreased approximately $3.3 million in total this quarter, exclusive of the recently purchased Preferred B units. VantaCore was unable to meet its minimum quarterly distribution (“MQD”) of $0.475 per unit for its quarter ended June 30, 2011. Common and preferred unitholders elected to receive their distributions as a combination of $0.04 in cash and the remainder in newly issued preferred units. We received 27,167 preferred units in addition to the $0.04 in cash per common and preferred unit. VantaCore reported year-to-date EBITDA through June 30, 2011 below budget. The Southern Aggregates property in Louisiana continues to fall short of budget but VantaCore is optimistic that the continued ramp up of cost cutting measures and expected benefits resulting from the Cherry Grove acquisition will provide margin increases through the remainder of 2011 and into 2012.

High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)
High Sierra Energy, L.P is a holding company that identifies, acquires, and operates businesses and revenue-generating assets in the natural resources industry, primarily in connection with the transportation, processing, storage and marketing of hydrocarbons. We hold board of directors’ observation rights for High Sierra.

The fair value of High Sierra increased approximately $2.7 million during the quarter. For the second quarter of 2011, High Sierra made a quarterly cash distribution of $0.15 per unit. As of June 30, 2011, High Sierra closed a new credit facility and completed the sale of Monroe Gas Storage for $148 million. In addition, High Sierra closed on the acquisition of Marcum Midstream 1995-2 Business Trust and Marcum Midstream 1995-EC Holdings, LLC (collectively “Marcum”) in early June. The combination of the new credit facility and the sale of Monroe Gas Storage, along with improved performance, is expected to allow for High Sierra to increase cash distributions next quarter.

Magnetar MLP Investment, LP (“Magnetar MLP”)
We purchased an 8.2 percent ownership interest in Magnetar MLP in June 2011 for net consideration of $9.9 million. The Magnetar MLP investment represents an indirect investment into Lightfoot Capital Partners, LP (“Lightfoot”), which owns 83.5 percent of the outstanding limited partner units of Arc Terminals LP (“Arc”) and 100 percent of Arc Terminals GP, which also includes a 2.0 percent limited partnership interest. At the time of investment, Lightfoot also held approximately $60 million in cash available for new investments. Arc provides storage and delivery services for petroleum, petrochemical and chemical products to customers under long-term storage and throughput contracts. As of August 2011, Arc had nine terminals located in the United States with a combined working capacity of 3.6 million barrels.

Results of Operations
Comparison of the Three and Nine Months Ended August 31, 2011 and August 31, 2010
Investment Income: Investment income totaled $236,495 and $1,091,677 for the three and nine months ended August 31, 2011, respectively. This represents an increase of $213,630 compared to the three months ended August 31, 2011 and a decrease of $12,527 as compared to the nine months ended August 31, 2010. The increase in investment income for the three months ended August 31, 2011 is primarily due to an increase in lease income, offset by decreased distributions from our securities portfolio and an increase in the amount of those distributions that were characterized as return of capital.

Net Expenses: Net expenses totaled $1,206,835 and $1,993,563 for the three and nine months ended August 31, 2011, respectively. This represents an increase of $644,927 and $440,055, respectively, as compared to the three and nine months ended August 31, 2010. The increase is primarily related to costs pertaining to our asset acquisition in June 2011 and related depreciation expense that was recognized during the three months ended August 31, 2011.

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

We currently disclose DCF in order to provide supplemental information regarding our results of operations and to enhance our investors’ overall understanding of our core financial performance and our prospects for the future. We believe that our investors benefit from seeing the results of DCF in addition to generally accepted accounting principles (GAAP) information. This non-GAAP information facilitates management’s comparison of current results with historical results of our operations and with those of our peers. This information is not in accordance with, or an alternative to, GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table represents DCF for the three and nine months ended August 31, 2011 as compared to the three and nine months ended August 31, 2010:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Total from Investments
Distributions from investments	$800,733	$889,895	$2,120,684	$3,226,050
Distributions paid in stock	24,608	21,746	72,368	42,718
Lease income(1)	415,915	—	415,915	—
Interest income from investments	135,956	182,622	407,242	563,675
Dividends from money market mutual funds	3,008	230	8,196	680
Other income	—	8,000	40,000	27,080
Total from Investments	1,380,220	1,102,493	3,064,405	3,860,203

Operating Expenses Before Leverage Costs
Advisory fees (net of expense reimbursement by Adviser)	248,367	191,174	724,240	707,529
Other operating expenses	243,431	168,115	554,286	558,860
Total Operating Expenses, before Leverage Costs	491,798	359,289	1,278,526	1,266,389
Distributable cash flow before leverage costs	888,422	743,204	1,785,879	2,593,814
Leverage costs	—	—	—	45,619
Distributable Cash Flow	$888,422	$743,204	$1,785,879	$2,548,195

Capital gain proceeds	—	292,500	520,589	585,000
Cash Available for Distribution	$888,422	$1,035,704	$2,306,468	$3,133,195

Distributions paid on common stock	$916,486	$911,646	$2,746,830	$3,001,701

Payout percentage for period(2)	103%	88%	119%	96%

DCF/GAAP Reconciliation
Distributable Cash Flow	$888,422	$743,204	$1,785,879	$2,548,195
Adjustments to reconcile to Net Investment Loss,
before Income Taxes:
Distributions paid in stock(3)	(24,608)	(21,746)	(72,368)	(42,718)
Return of capital on distributions received from
equity investments	(1,128,698)	(1,057,882)	(1,909,941)	(2,713,281)
Non-cash depreciation and amortization	(122,208)	—	(122,208)	—
Non-recurring asset acquisition expenses	(583,248)	—	(583,248)	—
Non-recurring professional fees	—	(202,619)	—	(241,500)
Net Investment Loss, before Income Taxes	$(970,340)	$(539,043)	$(901,886)	$(449,304)

(1)	Reflects lease income to be received, less borrowing costs on debt related to the leased assets.
(2)	Distributions paid as a percentage of Cash Available for Distribution.
(3)	Distributions paid in stock for the three and nine months ended August 31, 2011 and August 31, 2010 were paid as part of normal operations and are included in DCF.

Distributions: The following table sets forth distributions for the three and nine months ended August 31, 2011 as compared to the three and nine months ended August 31, 2010.

Record Date	Payment Date	Amount
August 24, 2011	September 1, 2011	$0.10
May 24, 2011	June 1, 2011	$0.10
February 18, 2011	March 1, 2011	$0.10

August 23, 2010	September 1, 2010	$0.10
May 21, 2010	June 1, 2010	$0.10
February 19, 2010	March 1, 2010	$0.13

Net Investment Loss: Net investment loss after deferred taxes for the three and nine months ended August 31, 2011 was $610,020 and $565,972, respectively, as compared to $336,848 and $280,770 for the three and nine months ended August 31, 2010, respectively. The variance in net investment loss is primarily related to the changes in investment income which were offset by increases in net expenses as described above.

Net Realized and Unrealized Gain (Loss): We had net unrealized gains (losses) before income taxes of $1,431,968 and $(19,556,574) for the three and nine months ended August 31, 2011, respectively, as compared to net unrealized gains before income taxes of $12,990,304 and $19,482,196 for the three and nine months ended August 31, 2010, respectively. We had net realized gains before deferred taxes of $611,051 and $26,718,409 for the three and nine months ended August 31, 2011, respectively, as compared to net realized losses before deferred taxes of $(1,340,452) and $(10,013,897) for the three and nine months ended August 31, 2010, respectively. The changes in net unrealized and realized gain/loss for the three and nine months ended August 31, 2011 were primarily attributed to realized gains on the sale of International Resource Partners LP, EV Energy Partners, L.P. and Abraxas Petroleum Corporation shares, partially offset by a realized loss on the sale of PostRock Energy Corporation shares.

Liquidity and Capital Resources
On September 21, 2011, we filed an initial shelf registration statement on Form S-3 with the Securities and Exchange Commission. When effective, the shelf registration will allow us to prudently raise additional capital.

We expect to have greater flexibility in raising both equity and debt capital, following the withdrawal of our BDC election. While we have had the ability to utilize various forms of leverage — including a credit facility, senior notes and other borrowings, as well as preferred stock — historically, we have only been able to access leverage at attractive costs through a credit facility. During the credit crisis of late 2008 and 2009, access to credit through the bank market became more restrictive and expensive. During that time, we were not able to renew our credit facility and we liquidated a portion of our portfolio holdings in order to repay the credit facility in full. We believe lenders are more reluctant to lend against equity investments in private companies than to entities that invest in real assets. Consistent with our initial investment strategy, we intend to utilize leverage to enhance the total returns of our portfolio and we believe we will have greater flexibility to access such leverage due to the withdrawal of our election to be regulated as a BDC. We are currently seeking to obtain a secured facility to support future working capital needs and potential investments.

We expect to have greater flexibility in issuing securities with common equity participation features (such as warrants and convertible notes) and/or additional classes of stock (such as convertible preferred) in order to facilitate capital formation now that we are no longer subject to the restrictions of the 1940 Act.

Contractual Obligations
The following table summarizes our significant contractual payment obligations as of August 31, 2011.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt related to leased asset(1)	$3,409,000	$2,504,000	$905,000	$—	$—
	$3,409,000	$2,504,000	$905,000	$—	$—

(1)	At August 31, 2011, the principal balance outstanding on the debt assumed in the Eastern Interconnect Project was $3,409,000. Principal payments will be made on a semi-annual basis through the maturity date of October 1, 2012.

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

As a result of the withdrawal of our election to be regulated as a BDC, we will no longer qualify as an investment company for purposes of applying U.S. GAAP, which will result in a significant change in our future financial statement preparation. The most notable changes to the format of our financial statements include the removal of the Schedule of Investments and Financial Highlights, and consolidation of our wholly-owned portfolio company, Mowood, LLC. In our future reports, we intend to, where appropriate, provide supplemental non-GAAP information in order to enhance our investors’ overall understanding of our financial statements. These items may include, but are not limited to, supplemental information regarding net asset value, distributable cash flow, and the fair value of Mowood, LLC.

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

If we elect REIT status in the future, we will be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. Before withdrawal of the BDC election, our distributions from earnings and profits were treated as qualified dividend income (QDI) and return of capital. Following the withdrawal, and assuming we subsequently elect REIT status, our distributions from earnings and profits will be treated as ordinary income and generally will not qualify as QDI. If we do not elect or do not qualify as a REIT, with respect to years prior to 2013, our distributions would continue to be treated as QDI and return of capital. Thereafter, under existing law, our distributions would be treated as ordinary income and return of capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider fluctuations in the value of our equity securities to be our principal market risk. There were no material changes to our market risk exposure at August 31, 2011 as compared to August 31, 2010.

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

As of August 31, 2011, the fair value of our securities portfolio (excluding short-term investments) totaled $81,465,022. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $5,081,788, or approximately $0.55 per share.

Debt securities in our portfolio may be based on floating or fixed rates. As of August 31, 2011, we had no floating rate debt outstanding.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934) during the fiscal quarter ended August 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

We are no longer subject to regulation by the 1940 Act.
On September 21, 2011 we withdrew our election to be regulated as a BDC under the 1940 Act. Thus, we are no longer regulated as a BDC and are no longer subject to the regulatory provisions of the 1940 Act. The 1940 Act is designed to protect the interests of investors in investment companies, with requirements relating to insurance, custody, capital structure, composition of the Board of Directors, affiliated transactions, leverage limitations and compensation arrangements. For example, one 1940 Act requirement relating to the capital structure of a BDC is that all of its stock must have equal voting rights. The Division of Investment Management at the SEC, which interprets and enforces the 1940 Act, recently articulated its view that this requirement meant that a BDC organized under Maryland law must opt out of the Maryland Control Share Acquisition Act. As we are no longer a BDC, we are no longer required to opt out of the statutory provision. Accordingly, our Board of Directors may in the future amend our Bylaws so that the Maryland Control Share Acquisition applies to acquisitions of our common stock.

We may in the future elect to be taxed as a REIT and would be subject to a corporate level tax on certain built in gains if certain assets were sold during the 10 year period following such election.
If we find sufficient suitable REIT-qualifying investments during 2011 and satisfy the REIT requirements throughout 2012, we may make an election to be treated as a REIT throughout 2012 by filing a Form 1120-REIT on or before March 15, 2013, or such later date to which we have properly extended filing such return.

A REIT generally operates without incurring any corporate level federal income tax, which is accomplished by the REIT annually distributing at least ninety percent of its REIT taxable income. If it satisfies the minimum distribution requirement, the REIT generally is entitled to a deduction for dividends paid. The REIT stockholders are then required to report the REIT dividend as ordinary income. A REIT stockholder’s receipt of dividends generally will not qualify as qualified dividend income or for the dividends received deduction discussed above.

In order to qualify as a REIT, we would be required to satisfy gross income and asset tests. Generally, such tests require that a substantial percentage of the REIT’s income be derived from, and assets consist of, real estate assets, and, in certain cases, other investment property.

If we make a REIT election, we will be subject to a corporate level tax on certain built-in gains if such assets are sold during the 10 year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT’s adjusted tax basis at the time of conversion. In addition, a REIT may not have any earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, the putative REIT is generally required to distribute to its stockholders all accumulated earnings and profits, if any. Such distribution would be taxable to the stockholders as dividend income, and, as discussed above, may qualify as qualified dividend income for non-corporate stockholders and for the dividends received deduction for corporate stockholders.

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

If we elect to be taxed as a REIT, loss of our status as a REIT would have significant adverse consequences.
If we fail to qualify as a REIT in any taxable year, then we would be subject to federal income tax (including any applicable minimum tax) on our taxable income computed in the usual manner for corporate taxpayers without any deduction for distributions to our stockholders. Unless entitled to relief under specific statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status, assuming we had previously been treated as a REIT. To renew our REIT qualification at the end of such a four-year period, we would be required to distribute all of our current and accumulated earnings and profits before the end of the period and the funds available for satisfying our obligations and for distribution to our stockholders could be significantly reduced.

If we elect to be taxed as a REIT, re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We intend to purchase properties and simultaneously lease the same property back to the seller of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a ‘‘true lease,’’ thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is recharacterized as a financing transaction or loan for U.S.

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

We may be unable to identify and complete acquisitions of real property assets.
Our ability to identify and complete acquisitions of real property assets on favorable terms and conditions are subject to the following risks:
  we may be unable to acquire a desired asset because of competition from other investors with significant capital, including publicly traded REITs and institutional investment funds;

  competition from other investors may significantly increase the purchase price of a desired real property asset or result in less favorable terms;

  we may not complete the acquisition of a desired real property asset even if we have signed an agreement to acquire such real property asset because such agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

  we may be unable to finance acquisitions of real property assets on favorable terms or at all.
Net leases may not result in fair market lease rates over time.
We expect a large portion of our future income to come from net leases. Net leases typically have longer lease terms and, thus, there is an increased risk that if market rental rates increase in future years, the rates under our net leases will be less than fair market rental rates during those years. As a result, our income and distributions could be lower than they would otherwise be if we did not engage in net leases. We generally will seek to include a clause in each lease that provides increases in rent over the term of the lease, but there can be no assurance we will be successful in obtaining such a clause.

Some losses may not be covered by insurance.
Our leases will generally require the tenant company to carry comprehensive liability and casualty insurance on our properties comparable in amounts and against risks customarily insured against by other companies engaged in similar businesses in the same geographic region as our tenant company. We believe the required coverage will be of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property if our tenant company fails to pay us the casualty value in excess of such insurance limit, if any, or to indemnify us for such loss. We would, however, remain obligated to repay any secured indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). If TRIA is not extended beyond its current expiration date of December 31, 2014, our tenants may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. There can be no assurance our tenant companies will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

If a sale-leaseback transaction is re-characterized in a lessee company’s bankruptcy proceeding, our financial condition could be adversely affected.
We intend to enter into sale-leaseback transactions, whereby we purchase a property and then simultaneously lease the same property back to the seller. In the event of the bankruptcy of a lessee company, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the lessee company. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the lessee company for the amounts owed under the lease, with the claim arguably secured by the property. The lessee company/debtor might have the ability to restructure the terms, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and the lessee company could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee company relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distribution.

We may not be able to sell our real property asset investments quickly.
Investments in real property assets are relatively illiquid compared to other investments. Accordingly, we may not be able to sell real property asset investments when we desire or at prices acceptable to us in response to changes in economic or other conditions. This could substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.
We have invested, and expect to continue to invest, in real property assets, which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and aboveground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

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

If we elect to be treated as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90 percent of our REIT taxable income As a result, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.
If we elect to be treated as a REIT, we will be required to distribute at least 90 percent of our REIT taxable income, and as such we may require additional capital to make new investments or carry existing investments. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and we borrow money from banks or other financial institutions, which we refer to collectively as “senior securities.” As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

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
We compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of asset acquisitions that we plan to make in the U.S. energy infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources that are not currently available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us.

Our Adviser serves as investment adviser to other entities, which may create conflicts of interest not in the best interest of us or our stockholders.
Our Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others. Our Adviser and the members of its investment committee may have obligations to other investors, the fulfillment of which might not be in the best interests of us or our stockholders.

We are dependent upon our Adviser’s key personnel to effectuate an orderly liquidation of our remaining securities portfolio.
We depend on the diligence, expertise and business relationships of the management of our Adviser. Our Adviser’s investment professionals and management will evaluate, monitor and liquidate our remaining securities portfolio. The departure of one or more investment professionals of our Adviser could have a material adverse effect on our ability to achieve an orderly liquidation of our remaining securities portfolio. We will rely on certain employees of our Adviser who will be devoting significant amounts of their time to non-Company related activities of our Adviser. To the extent our Adviser’s investment professionals and management are unable to, or do not, devote sufficient amounts of their time and energy to our affairs, our performance may suffer.

Corridor Energy may serve as a manager to other entities, which may create conflicts of interest not in the best interest of us or our stockholders.
Corridor Energy’s services under the Management Agreement will not be exclusive, and it is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others. Corridor Energy and its members may have obligations to other entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We will be dependent upon key personnel of Corridor Energy LLC for our future success.
We anticipate entering into an agreement with Corridor Energy to provide full management services to us for real property asset investments. We will be dependent on the diligence, expertise and business relationships of the management of Corridor Energy to implement our strategy of acquiring real property assets. The departure of one or more investment professionals of Corridor Energy could have a material adverse effect on our ability to implement this strategy and on the value of our common shares. There can be no assurance that we will be successful in implementing our strategy.

Our remaining securities investments in privately-held companies present certain challenges, including the lack of available information about these companies and a greater inability to liquidate our investments in an advantageous manner.
We currently have securities investments remaining in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our Adviser to obtain adequate information to evaluate the potential risks and returns involved with these companies. If our Adviser is unable to obtain all material information about these companies, including with respect to operational, regulatory, environmental, litigation and managerial risks, our Adviser may not make a fully-informed investment decision, and we may lose some or all of the money invested in these companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments at advantageous times and prices or in a timely manner. In addition, if we are required to liquidate all or a portion of our remaining securities portfolio quickly, we may realize significantly less than the value at which we previously have recorded our investments. We also may face other restrictions on our ability to liquidate an investment in the securities of a portfolio company to the extent that we or one of our affiliates have material non-public information regarding such portfolio company.

Most of our remaining securities investments are, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.
We continue to hold investments that are in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. For securities investments that are reported at fair value, we will value these investments quarterly at fair value as determined in good faith by our Board of Directors. We have retained Lincoln Partners Advisors, LLC (an independent valuation firm) to provide third party valuation consulting services which consist of certain procedures that the Board of Directors has identified and requested they perform. For the quarter ended August 31, 2011, the Board of Directors requested Lincoln Partners Advisors, LLC to perform positive assurance valuation procedures on investments in five portfolio companies comprising approximately 99.8 percent of our restricted investments at fair value as of August 31, 2011. The Board of Directors is ultimately responsible for determining the fair value of the investments in good faith. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact on our net asset value.

The lack of liquidity in our securities investments may make it difficult to liquidate our securities portfolio at favorable prices. As a result, we may suffer losses.
We have historically invested in the equity of companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. We also have invested in debt securities and may hold such investments until maturity. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, we may realize significantly less than the value at which we had previously recorded these investments when we liquidate our securities portfolio. The illiquidity of most of our securities investments may make it difficult for us to dispose of them at favorable prices, and, as a result, we may suffer losses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended August 31, 2011 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended August 31, 2011.

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
Date: October 13, 2011