Form 10-K
period 2011-11-30
TORTOISE CAPITAL RESOURCES CORP
filed 2012-02-13
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on May 31, 2011 based on the closing price on that date of $8.55 on the New York Stock Exchange was $77,562,171. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2011, the registrant had 9,176,889 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

TORTOISE CAPITAL RESOURCES CORPORATION
FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2011

PART I

ITEM 1. BUSINESS
General.

We were organized as a Maryland corporation on September 8, 2005 and commenced operations on December 8, 2005. We were originally regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As authorized by our shareholders, on September 21, 2011, we withdrew our election to be regulated as a BDC and we are no longer subject to the regulatory provisions of the 1940 Act.

Our objective is to provide stockholders with an attractive risk-adjusted total return, with an emphasis on distributions and distribution growth. We invest primarily in the U.S. energy infrastructure sector. We historically were limited to investing in securities of privately-held companies operating in the U.S. energy infrastructure sector. We believe the U.S. energy infrastructure sector offers significant opportunities for investment in real property assets. We believe that we can acquire these assets while also satisfying the income requirements for qualification as a real estate investment trust (“REIT”). We believe that becoming qualified and electing REIT status is in the best interests of our stockholders because a REIT can provide tax-efficient exposure to the energy infrastructure sector.

If we qualify for and elect REIT status in the future, we generally will not pay federal income tax provided that at least 90 percent of our taxable income is distributed to our stockholders.

We do not plan to make additional investments in securities (other than short term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our securities portfolio in an orderly manner. As of November 30, 2011, the fair value of our securities portfolio (excluding short-term investments) totaled $68.9 million. The fair value of the securities remaining in our portfolio as of November 30, 2011, includes: (i) publicly-traded and liquid master limited partnership (“MLP”) equity securities of approximately $27.0 million and (ii) approximately $41.9 million of other illiquid securities issued by seven privately-held companies. The publicly traded securities can be liquidated more readily than the others.

Strategy

We seek to acquire real property assets from energy infrastructure companies and simultaneously lease these properties to the seller under long-term triple net leases, defined as a lease in which the lessee pays rent to the lessor, as well as all taxes, insurance, and maintenance expenses that arise from the use of the property. We expect our leases to be configured to include a base lease fee with additional provisions that enable us to participate in the revenue and/or value of the underlying energy infrastructure real property asset. These provisions would be considered a contingent rent or fair value repurchase option upon lease termination. These sale-leaseback transactions provide the lessee company with a source of financing that is an alternative to other financing sources such as corporate borrowing or equity offerings. Our sale-leaseback transactions may occur in conjunction with acquisitions, recapitalizations, growth projects or other corporate transactions involving the lessee company. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it back to the seller or its successor in interest (the lessee).

Market Opportunity

We believe the environment for acquiring energy infrastructure real property assets is attractive for the following reasons:

  Energy infrastructure provides essential services, and the stable supply and demand today is expected to continue in the future. We believe energy infrastructure is the backbone of modern society. The energy infrastructure sector includes the pipes, wires and storage facilities that connect and deliver our most critical resources: water, electricity, oil and gas. The demand for these resources is directly correlated with population growth, and has a low correlation to market cycles. The U.S. is the largest consumer of crude oil and natural gas products, the third largest producer of crude oil and the largest producer of natural gas products in the world. It is not anticipated that the services provided by infrastructure facilities will diminish over time; in fact it is expected to grow. U.S. energy consumption is forecasted to grow by 20% from 2009 to the year 2035 according to the U.S. Energy Information Administration (EIA), Annual Energy Outlook April 2011. The United States has an abundant supply of natural gas with enough natural gas to last for approximately 80 to 100 years, according to various industry sources. Natural gas provides a means of energy independence, as nearly 90% of the natural gas consumed in the United States is produced domestically. Demand for natural gas continues to increase as environmentally sensitive power generation companies switch to low-cost cleaner burning fuels. Natural gas is viewed as a reliable back-up energy source to alternative energy (e.g., wind and solar) as it is not dependent on weather patterns. Natural gas is the cleanest fossil fuel, with 50% and 30% fewer carbon dioxide emissions than coal and oil, respectively, as well as lower emissions from sulfur dioxide and other pollutants.

  Investment is needed in U.S. energy infrastructure. Due to aging infrastructure, renewable energy requirements and rapid technological advances in the methods used to extract oil and natural gas, we believe that substantial amounts of capital will be invested in energy infrastructure. Investments in the power transmission sector in 2008 were quadruple the average investment level throughout the 1990’s. The National Energy Reliability Council (NERC) projects transmission additions will triple from approximately 1,000 miles/year in 2000-2008 to 3,100 miles/year in 2009-2018. These investment metrics align with NERC’s projections that U.S. peak energy demand will grow at a rate of 1.3% per year. According to the Brattle Group, this growth translates into $10 billion of annual investments in electric transmission alone. In addition, a natural gas market study commissioned in 2009 by the Interstate Natural Gas Association of America Foundation noted that to accommodate the geographical shift of natural gas production from mature basins to relatively new areas, it expects a range of investment from $133 to $210 billion of new midstream natural gas assets in the U.S. and Canada. We believe that the U.S. energy infrastructure sector’s high level of projected capital expenditures and continuing acquisition and divestiture activity provide numerous attractive acquisition opportunities.

  We believe there are a number of attractive operating companies with capital needs. We believe that there are a number of operating companies in the midstream and downstream segments of the U.S. energy infrastructure sector with capital expansion plans in which the asset performance will provide stable cash flow characteristics similar to those demonstrated by MLPs. We believe that these operating companies have assets that represent attractive financing opportunities for us. The energy industry is monopolistic, and high barriers to entry put the responsibility of development and growth on existing operating companies. Decreased federal and state funding for infrastructure investment is pushing many operating companies to alternative financing options. In addition, we can offer financing for assets that do not qualify for inclusion in an MLP, such as renewables and electric power transmission.

  There is a large segment of assets in energy infrastructure that qualify for being held by a REIT. In 2007, 2009 and 2010 the IRS issued three separate private letter rulings that defined certain energy infrastructure assets as real estate assets for tax purposes. The qualifying real estate assets in the energy infrastructure sector are electric transmission and distribution systems, pipeline systems and storage and terminaling systems. The private letter rulings treat such assets as qualifying real estate assets if the income from these assets is derived from rents on real property. While private letter rulings provide insight into the current thinking of the IRS on tax issues, such rulings may only be relied upon by the taxpayer to whom they were issued.

Investment Outlook

If we find sufficient suitable REIT-qualifying investments during 2012 and satisfy the REIT requirements throughout 2012, we expect to make an election to be treated as a REIT for tax purposes for 2012 by filing a Form 1120-REIT on or before March 15, 2013, or such later date to which we have properly extended filing such income tax return. The REIT requirements that we must meet are discussed in detail below, but the principal challenge for us will be meeting the requirement that a substantial percentage of our assets be REIT-qualifying investments that produce REIT qualifying income. Our effort to meet that requirement will be accelerated if: (i) we are able to readily identify appropriate opportunities to liquidate our securities portfolio, or (ii) we are able to raise capital to fund new acquisitions. In either event, we will need to have identified and be able to consummate an adequate number of REIT-qualifying investments meeting our investment criteria. Subject to certain limitations, we may be able to accelerate satisfying the REIT requirements by holding non-REIT qualifying investments, including certain private equity investments, through taxable REIT subsidiaries. We do not currently have any agreements or binding letters of intent for such investments. These opportunities are in a preliminary stage of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. Regardless of our tax status, an investment in us will not result in Unrelated Business Taxable Income (“UBTI”).

Our Investments

We pursue our investment objective by investing principally in the energy infrastructure sector. The energy infrastructure sector broadly includes midstream, downstream and upstream assets. We intend to focus primarily on midstream and downstream assets as described below.

  Midstream — the gathering, processing, storing and transmission of energy resources and their byproducts in a form that is usable by wholesale power generation, utility, petrochemical, industrial and gasoline customers, including pipelines, gas processing plants, liquefied natural gas facilities and other energy infrastructure companies.

  Downstream — the refining of energy sources, and the marketing and distribution of such refined products, such as customer-ready natural gas, natural gas liquids, propane and gasoline, to end-user customers, and the generation, transmission and distribution of electricity, including from coal, nuclear, natural gas, agricultural, thermal, solar, wind and biomass.

Targeted Investment Characteristics

We anticipate that our targeted real property asset acquisitions will have the following characteristics:

  Long-Life Assets with Stable Cash Flows and Limited Commodity Price Sensitivity. We will seek real property assets having the potential to generate stable cash flows over long periods of time. We have historically invested in companies that own and operate assets with long useful lives and that generate cash flows by providing critical services primarily to the producers or end-users of energy. We have attempted to limit the direct exposure to energy commodity price risk in our portfolio. We have targeted companies that have a majority of their cash flows generated by contractual obligations. Our planned acquisitions of real property assets will continue to reflect these characteristics. Acquired real property assets will be long-lived. (In most cases, we expect the term of the lease will approximate the projected asset life.) We anticipate our real property assets will generate contracted cash flows with third party entities over the term of the investment, thus providing stable cash flows underlying our leases.

  Experienced Management Teams with Energy Infrastructure Focus. We have targeted assets operated by management teams that have a track record of success and that often have substantial knowledge and focus in particular segments of the energy infrastructure sector or with certain types of assets. We expect that our management team’s extensive experience and network of business relationships in the energy infrastructure sector will allow us to identify and attract opportunities to acquire real property assets that meet these criteria.

  Fixed Asset-Intensive Investments. Most of our investments have been made in companies with a relatively significant base of fixed assets. As we directly acquire infrastructure real property assets, our portfolio will reflect the nature of fixed-asset investments. Fixed-asset investments characteristically display such attributes as long-term stability, low volatility, diversification via low correlation and relatively inelastic demand.

  Limited Technological Risk. We generally do not target acquisition opportunities involving the application of new technologies or significant geological, drilling or development risk.

  Growth Opportunities. We generally will seek to enter into leases that provide base rent and participating rent over the term of the lease. These increases are expected to be fixed or tied generally to increases in indices such as the Consumer Price Index (“CPI”). We may also attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent.

Investments, Assets and Wholly-owned Subsidiary

Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC (“Lightfoot”)

Lightfoot owns controlling interest in Arc Terminals, a limited partnership that operates 11 refined product storage terminals located throughout the United States with a combined working capacity of approximately 3.6 million barrels. Arc provides storage and delivery services for petroleum, petrochemical and chemical products to customers under long-term storage and throughput contracts. In October 2011, Lightfoot acquired a minority interest in a liquefied natural gas regasification facility located in Mississippi.

Eastern Interconnect Project (“EIP”)

The EIP project is a 40 percent undivided interest in a 216 mile, 345-KV bulk power transmission line (“Line”) and related equipment and substations including towers, easement rights, converters and other grid support components. These transmission assets move electric power across New Mexico between Albuquerque and Clovis. The project is leased on a triple net basis through April 1, 2015 to Public Service Company of New Mexico (“PNM”), at which time the lease can be extended, or allowed to expire. PNM is an independent electric utility company serving approximately 500,000 customers in New Mexico. PNM is a subsidiary of PNM Resources. EIP is a critical, East-West link on the Public Service Company of New Mexico transmission grid. Construction of the Line was completed in 1984 and is expected to have an additional twenty years of useful life. The Company does not anticipate any material costs would be incurred should the lease tenant be replaced.

VantaCore Partners LP (“VantaCore”)

VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee, sand and gravel operations located near Baton Rouge, Louisiana and a quarry in Todd County, Kentucky. Aggregates consist of crushed stone, sand and gravel used in construction and concrete. The company also controls several hundred acres of land adjacent to its Clarksville location which recently received zoning approval for a port on the Cumberland River.

High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)

High Sierra is a Denver based private limited partnership that operates midstream businesses in the energy industry. Its four business units include: transportation, treatment, recycling and disposal of oil and gas waste-water; gathering, transportation, logistics and marketing of crude oil; transportation logistics and marketing of natural gas liquids and asphalt; and leasing of well head compression equipment. The company’s assets are located in nine of the most prolific oil and natural gas shale plays in the country and have sales in all lower 48 U.S. states and Canada.

Mowood, LLC (“Mowood”) — Wholly Owned Subsidiary

Mowood is the holding company of Omega Pipeline, LLC (“Omega”). Omega is a natural gas local distribution company located on the Fort Leonard Wood military installation in south-central Missouri. Omega owns approximately 50 miles of pipeline, has a long term contract with the Department of Defense and serves the natural gas needs of Fort Leonard Wood in addition to marketing natural gas services to several customers in the surrounding area. We hold 100 percent of the equity interests in Mowood.

Investment Strategies and Due Diligence

In analyzing potential real property acquisitions, we intend to review all aspects of a transaction, including tenant and asset fundamentals, to determine whether a potential acquisition and lease can be structured to satisfy our investment criteria. In evaluating net lease transactions, we generally consider, among other things, the following aspects of each transaction:

  Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular acquisition. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by our investment department and reviewed by the investment committee, as described below. Creditworthy does not necessarily mean “investment grade.”

  Important to Tenant/Borrower Operations — We generally will focus on properties that we believe are essential or important to the ongoing operations of the tenant. We believe that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

  Diversification — We attempt to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, and geographic location within the U.S. or tenant/borrower industry. By diversifying, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular asset or geographic region within the U.S.

  Lease Terms — Generally, the net leased properties we will acquire will be leased on a full recourse basis to the tenants or their affiliates. In addition, we generally will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI. The lease will also generally seek to provide for participation in gross revenues of the tenant at the property, thereby providing exposure to the commercial activity of the tenant, and providing the tenant some flexibility in lease terms. Alternatively, a lease may provide for mandated rental increases on specific dates, and we may adopt other methods in the future.

  Collateral Evaluation — We review the physical condition of the property and assess the likelihood of replacing the rental stream if the tenant defaults. We also generally engage a third party to conduct, or require the seller to conduct a preliminary examination, or Phase 1 assessment, of the site to determine the potential for contamination or similar environmental site assessments in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. We generally rely on our own analysis to determine whether to make an acquisition. Our analysis may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold may be greater or less than the acquisition cost. In cases of special purpose real estate which we expect to acquire, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.

  Transaction Provisions to Enhance and Protect Value — We attempt to include provisions in the leases that we believe may help protect a real property asset from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations or reduce the value of the real property asset. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be replaced by other measures of credit quality such as tenant investment in leasehold improvements and commercial enterprise value of the tenant business conducted in the property.

In addition, in some circumstances, tenants may retain the right to repurchase the leased property. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

  Equity Enhancements — We may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help achieve the goal of increasing investor returns.

  Other Real Estate Related Assets — As other opportunities arise, we may also seek to expand the portfolio to include other types of real estate-related investments, in all cases within the energy infrastructure sector, such as:
  equity investments in real properties that are not long-term net leased to a single-tenant and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others;

  mortgage loans secured by real properties;

  subordinated interests in first mortgage real estate loans, or B-notes;

  mezzanine loans related to real estate, which are senior to the borrower’s equity position but subordinated to other third-party financing; and

  equity and debt securities (including preferred equity, limited partnership interests, trusts and other higher-yielding structured debt and equity investments) issued by companies that are engaged in real-estate-related businesses as defined by regulations promulgated under the Internal Revenue Code (the “Code”), including other REITs.

Real Property Asset Management

We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

We are externally managed by Corridor InfraTrust Management, LLC (formerly Corridor Energy, LLC) (“Corridor”). The Corridor team consists of energy asset professionals with experience across several segments of the energy sector and is primarily responsible for evaluating, negotiating and structuring potential real property asset opportunities. Tortoise Capital Advisors, L.L.C., a registered investment adviser (“TCA”), provides us certain securities focused investment services necessary to evaluate, monitor and liquidate our remaining securities portfolio. Before a real property asset is acquired by us, the transaction is reviewed and approved by the managing directors of Corridor and TCA. The approval is subject to final approval by our Board of Directors. Our Board of Directors is not directly involved in originating or negotiating potential asset acquisitions but instead functions as a separate and final step in the process.

We monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.

Financing Strategies

Consistent with our asset acquisition policies, we use leverage when available on terms we believe are favorable. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. Although we currently do not anticipate doing so, the amount of total leverage we employ may exceed 50% of our total assets, which was the maximum amount of leverage we could employ as a BDC. Substantially all of our mortgage loans are expected to be non-recourse. A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity. We also expect to have an unsecured line of credit that can be used in connection with refinancing existing debt and making new acquisitions, as well as to meet other working capital needs. We expect to incur debt which bears interest at fixed rates, or is effectively converted to fixed rates through interest rate caps or swap agreements.

Competition

We compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that we plan to make in the U.S. energy infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to funding sources than are available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us. These competitive conditions may adversely affect our ability to make investments in the energy infrastructure sector and could adversely affect our distributions to stockholders.

Competitive Advantages

We believe that we are well positioned to meet the financing needs of companies within the U.S. energy infrastructure sector for the following reasons:

  Attractive Strategic Partner for Energy and Power Infrastructure Companies. We believe that we are a desirable partner for energy and power infrastructure companies because we have specialized knowledge of the economic, regulatory, and stakeholder considerations faced by them. We do not intend to compete with the operations of our lessees and are willing to enter into long-term lease and financing arrangements that suit the requirements and achieve the goals of energy and power infrastructure companies.

  Broad Energy and Power Infrastructure Scope. We intend to focus on assets, among others, that transmit commodities or serve customers which are not permissible assets to be owned by other specialized energy companies such as MLPs. For example the Eastern Interconnect Project and Mowood's Omega pipeline are not MLP qualified assets.

  Efficient Capital Provider. If we are able to qualify as a REIT, our shareholders will not receive UBTI or Effectively Connected Income. This offers us access to investors which desire the risk adjusted return profile but which may have limitations on investing in other specialized infrastructure vehicles such as direct investment in infrastructure, private equity funds, or MLPs. As a REIT, TTO is expected to have a lower overall cost of capital when compared to certain other energy and power infrastructure acquirors, which should enhance our future cash flows and provide for increased value growth opportunities.

  Disciplined Investment Philosophy. As we focus on acquiring real property assets, our investment approach emphasizes overall asset operational and financial performance with the potential for enhanced returns through incremental asset growth, capital appreciation, and minimization of downside risk. Our process involves an assessment of the overall attractiveness of the specific subsector of the energy infrastructure sector in which a prospective operating company is involved; such company’s specific competitive position within that subsector; operational asset engineering due diligence; potential commodity price, supply and demand and regulatory concerns; the stability and potential growth of the prospective real property asset’s cash flows; the prospective operating company's management track record and our ability to structure an attractive investment.

  Experienced Management Team. The principals of Corridor have an average of over 24 years of experience in energy operations of multi-national electric and gas utilities, national energy marketing and trading businesses and in optimizing portfolios for real energy asset investments. Based on their real property asset operational experience and strong industry relationships we believe the principals of Corridor provide the expertise and knowledge necessary to acquire real property assets with strong performance standards. The members of TCA’s investment committee have an average of over 24 years of financial investment experience. TCA’s investment professionals are responsible for evaluating, monitoring and liquidating our remaining securities portfolio.

  Flexible Transaction Structuring. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as commercial banks. As a result, we can be flexible in structuring asset acquisition transactions. This structuring flexibility enables our leases and debt instruments to fit the cash flow characteristics of the assets that we acquire. TCA’s and Corridor’s professionals have substantial experience in structuring investments that balance the needs of an energy infrastructure operating company with appropriate risk control.

While we believe we are well positioned to meet the financing needs of companies within the U.S. energy infrastructure sector, an investment in our securities involves certain risks that may preclude us from achieving our investment objective. For example, we may be unable to identify and complete acquisitions of real property assets or sell real property assets at times or at prices that we desire. In addition, if we elect to be taxed as a REIT, the loss of our REIT status would have significant adverse consequences.

Employees

We do not currently have or expect to have any employees. Pursuant to a Management Agreement and Administration Agreement, Corridor has agreed to use its reasonable best efforts to present us with suitable acquisition opportunities consistent with our investment objectives and policies and is generally responsible, subject to the supervision and review of our Board of Directors, for the day to day operations.

Management Agreement

Pursuant to the Management Agreement, we pay Corridor quarterly a base management fee equal to 0.25% (1.00% annualized) of our average monthly Managed Assets for such quarter, calculated and paid in arrears within 30 days of the end of each fiscal quarter. The term “Managed Assets” as used in the calculation of the management fee means all of our securities and real property assets (including any securities or real property assets purchased with or attributable to borrowed funds) minus accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. Accrued liabilities are expenses incurred in the normal course of our operations. For purposes of the definition of Managed Assets, “securities” includes our securities portfolio, valued at then current market value. For purposes of the definition of Managed Assets, “real property assets” includes our assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves. The base management fee for any partial quarter will be appropriately prorated.

We also pay Corridor quarterly an incentive fee of 10% of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter, calculated and paid in arrears within 30 days of the end of each fiscal quarter. No incentive fee shall be paid on (i) any dividend paid after the Board of Directors has determined to liquidate us, or (ii) all or any portion of any dividend expected by the Board of Directors not to be sustainable in subsequent quarters. The incentive fee for any partial quarter will be appropriately prorated. At least half of any incentive fee paid to Corridor must be reinvested by Corridor in our common stock.

Administrative Services

Pursuant to the Management Agreement, Corridor furnishes us with office facilities and clerical and administrative services necessary for our operation (other than services provided by our custodian, accounting agent, administrator, dividend and interest paying agent and other service providers). Corridor is authorized to enter into agreements with third parties to provide such services. To the extent we request, Corridor will (i) oversee the performance and payment of the fees of our service providers and make such reports and recommendations to the Board of Directors concerning such matters as the parties deem desirable, (ii) respond to inquiries and otherwise assist such service providers in the preparation and filing of regulatory reports, proxy statements, and stockholder communications, and the preparation of materials and reports for the Board of Directors; (iii) establish and oversee the implementation of borrowing facilities or other forms of leverage authorized by the Board of Directors and (iv) supervise any other aspect of our administration as may be agreed upon by us and Corridor. We have agreed, pursuant to the Agreement, to reimburse Corridor for all out-of-pocket expenses incurred in providing the foregoing.

We bear all expenses not specifically assumed by Corridor and incurred in our operations. The compensation and allocable routine overhead expenses of all investment professionals of Corridor and its staff, when and to the extent engaged in providing us investment advisory management services, is provided and paid for by Corridor and not us.

Duration and Termination

The Management Agreement was initially reviewed and approved by our Board of Directors. It will remain in effect until December 31, 2012 and is renewable annually thereafter by us. The Management Agreement may be terminated by us, by vote of the Board of Directors, without penalty upon not more than 60 days’ written notice to Corridor. The Management Agreement may also be terminated by Corridor without penalty upon not less than 60 days’ written notice to us.

Our Manager

We are externally managed by Corridor InfraTrust Management, LLC (formerly Corridor Energy, LLC) (“Corridor”). Corridor is an asset manager specializing in financing the acquisition or development of infrastructure real property assets. Corridor assists us in identifying infrastructure real property asset investments that can be leased to businesses that make goods, provide services or own assets other than securities, which business we refer to herein as “operating companies” and is generally responsible for our day-to-day operations. Tortoise Capital Advisors, L.L.C., a registered investment adviser (“TCA”), provides us certain securities focused investment services necessary to evaluate, monitor and liquidate our remaining securities portfolio and also provides us with certain operational (i.e. non-investment) services. Corridor compensates TCA for the securities focused investments and services TCA provides to us.

Corridor currently has four investment professionals who are primarily responsible for the origination, structuring and managing of our real property asset investments. This team provides investors and operator partners with the industry expertise of energy operations, energy portfolio management and capital markets. Corridor is located at 4200 W. 115th Street, Suite 210, Leawood, Kansas 66211. Corridor is an affiliate of TCA.

Richard C. (“Rick”) Green
Mr. Green serves as our Chairman and is a co-founder and Managing Director of Corridor. He has spent more than 30 years in the energy industry serving as a CEO for more than 20 years. During his tenure, Mr. Green demonstrated leadership and perseverance in pioneering the strategy and successful execution of a significant business expansion of Aquila Inc., formerly UtiliCorp United, to a Fortune 30 company. Aquila Inc. was an international electric and gas utility business and national energy marketing and trading business. Mr. Green has also been credited with leading a successful wind down of the merchant trading operations of Aquila Inc. to provide shareholder focus on the company’s utility market strategy during the 2002 energy market crisis. From 2006-2008, Mr. Green successfully directed the complicated separation and ultimate sale of Aquila’s multi-state utility operations. Mr. Green then founded The Calvin Group LLC, a consulting firm that leveraged the management and operational experience of the partners to catalyze the management teams of energy companies. Mr. Green is currently on the board, and was previously a chairman of, the Midwest Research Institute, and has also served on the board for the National Renewable Energy Laboratories in Golden, Colorado.

David J. Schulte, CFA, CPA
Mr. Schulte is a co-founder and Managing Director of both Corridor and TCA, where he serves on the investment committee, and is also our Chief Executive Officer. In addition, Mr. Schulte serves as Senior Vice President of Tortoise Energy Infrastructure Corporation (NYSE: TYG), Tortoise Energy Capital Corporation (NYSE: TYY), Tortoise North American Energy Corporation (NYSE: TYN), Tortoise Power and Energy Infrastructure Fund Inc. (NYSE: TPZ), Tortoise MLP Fund, Inc. (NYSE: NTG) and Tortoise Pipeline & Energy Fund, Inc. (NYSE: TPZ). From 1993-2002, Mr. Schulte was a Managing Director at Kansas City Equity Partners, L.C. (“KCEP”). While a partner at KCEP, Mr. Schulte led private financing for two growth MLP’s in the energy infrastructure sector, Inergy, L.P., where he served as a director, and MarkWest Energy Partners, L.P., where he was a board observer. Prior to joining KCEP, Mr. Schulte had over five years of experience completing acquisition and public equity financings as an investment banker at the predecessor of Oppenheimer & Co., Inc. In 2011, Mr. Schulte and his partners at TCA were awarded the Ernst & Young Entrepreneur of the Year® award for financial services companies in the Central Midwest region.

David W. Haley
Mr. Haley is a Director of Corridor and our Senior Vice President. He has over 20 years of experience in the energy industry. Prior to joining Corridor, Mr. Haley was a Vice President at the consulting firm, The Calvin Group. From 2002-2008 he was Managing Director of EnFocus, a consulting firm focused on risk management and structuring transactions for clients in the energy and financial services industries. Mr. Haley was previously Vice President of Cross Commodity Trading for Aquila Merchant Services, where he directed a group engaged in market marking, risk management and proprietary trading of crude oil, natural gas, residual and heating oil, electricity, coal and financial transmission rights/transmission congestion credits. He was also responsible for managing the risks and optimizing a portfolio of asset investments including power plants, electric transmission, natural gas transportation and natural gas storage. Before joining Aquila, he was Vice President of Cinergy Corp. where he directed structuring, valuation analysis and transaction pricing for mergers & acquisitions and leveraged buyouts/ financial restructurings of independent power projects.

Rebecca M. Sandring
Ms. Sandring is Principal of Corridor and our Treasurer. She has over 20 years of experience in the energy industry. As a Vice President with The Calvin Group, she created strategic business plans resulting in third party investments and provided financial leadership to a wind development company, which resulted in planned project cost reductions. From 1993-2008 Ms. Sandring had various roles at Aquila Inc, formerly UtiliCorp United, a regulated gas and electric utility serving a multi-state region with international operations including transmission, distribution and generation. Ms. Sandring’s roles at UtiliCorp and then Aquila Inc. were in operational finance, and included business valuations, project and corporate finance, process efficiency, implementation of complex GAAP accounting policies and internal accounting and risk system designs. As Director of Finance at Aquila, Inc. she was responsible for leading the internal finance team, which worked with external advisors regarding the strategic alternatives for Aquila, Inc. In her role as Director of Finance for the unregulated power generation division, which had over 4,000 megawatts of generation capacity, she was responsible for building the accounting, strategic planning and forecasting team and process.

Tortoise Capital Advisors, L.L.C.

Tortoise Capital Advisors, L.L.C., a registered investment adviser, provides us certain securities focused investment services necessary to evaluate, monitor and liquidate our remaining securities portfolio and also provides us with certain operational (i.e. non-investment) services. We have also entered into an Administration Agreement with TCA pursuant to which TCA acts as our administrator and performs (or oversees or arranges for the performance of) the administrative services necessary for our operation, including without limitation providing us with equipment, clerical, bookkeeping and record keeping services. For these services we pay TCA a fee equal to 0.04% of our aggregate average daily Managed Assets, with a minimum annual fee of $30,000.

The investment committee of TCA consists of H. Kevin Birzer, Zachary A. Hamel, Kenneth P. Malvey, Terry C. Matlack and David J. Schulte, all of whom are Managing Directors of TCA. TCA is located at 11550 Ash Street, Suite 300, Leawood, Kansas 66211. TCA specializes in listed energy infrastructure investments. As of January 31, 2012, TCA had approximately $7.8 billion of assets under management in NYSE listed closed-end investment companies, an open-end fund and other accounts. Corridor compensates TCA for the services TCA provides to us, other than the services provided to us pursuant to the Administration Agreement to which we and TCA are a party.

Consultant Arrangement

Corridor has retained Kenmont Capital Partners L.P. as a consultant. Kenmont assists Corridor in identifying potential real property asset acquisition opportunities for us. Corridor compensates Kenmont for the services it provides to us.

Available Information

Our principal executive offices are located at 11550 Ash Street, Suite 300, Leawood, Kansas 66211. Our telephone number is (913) 981-1020, or toll-free 1-866-362-9331, and our Web site is www.tortoiseadvisors.com/tto.cfm. We are required to file reports, proxy statements and other information with the SEC. We will make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports on or through our Web site at www.tortoiseadvisors.com/tto.cfm as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. This information may also be obtained, without charge, upon request by calling us at (913) 981-1020 or toll-free at (866) 362-9331. This information will also be available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by us with the SEC which is available on the SEC’s internet site at www.sec.gov. Please note that any internet addresses provided in this Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet address is intended or deemed to be included by reference herein.

ITEM 1A. RISK FACTORS
There are many risks and uncertainties that can affect our future business, financial performance or share price. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Risks Related to Our Operations

Investors are no longer protected by the regulatory provisions of the 1940 Act.
On September 21, 2011, we withdrew our election to be regulated as a BDC under the 1940 Act. Thus, we are no longer regulated as a BDC and are no longer subject to the regulatory provisions of the 1940 Act. The 1940 Act is designed to protect the interests of investors in investment companies, with requirements relating to insurance, custody, and capital structure, composition of the Board of Directors, affiliated transactions, leverage limitations and compensation arrangements.

We intend in the future to elect to be taxed as a REIT, but may not be able to qualify as a REIT.
We intend to elect to be a REIT for federal income tax purposes. In order to qualify as a REIT, a substantial percentage of our income must be derived from, and our assets consist of, real estate assets, and, in certain cases, other investment property. We intend to acquire and manage investments to satisfy the REIT tests. Whether a particular investment is considered a real estate asset for such purposes depends upon the facts and circumstances of the investment. Due to the factual nature of the determination, at this time we do not know whether any particular investment will qualify as a real estate asset or satisfy the REIT income tests. In determining whether an investment is a real property asset, we will look at the Code and the IRS’s interpretation of the Code in regulations, published rulings, private letter rulings and other guidance. In the case of a private letter ruling issued to another taxpayer, we would not be able to bind the IRS to the holding of such ruling. If we fail to qualify as a REIT we may not be able to achieve our objectives and the value of our stock may decline.

If we elect to be taxed as a REIT, we would be subject to a corporate level tax on certain built in gains if certain assets were sold during the 10 year period following such election.
We are currently taxed as a C corporation, which subjects our income to double level taxation. Generally, a REIT is treated as a flow-through entity for federal income tax purposes, as a REIT’s income is generally subject to a single level of federal taxation.

If we find sufficient REIT qualifying investments during 2012 and satisfy the REIT requirements throughout 2012, we may make an election to be treated as a REIT throughout 2012 by filing a Form 1120 REIT on or before March 15, 2013, or such later date to which we have properly extended filing such return.

A REIT generally operates without incurring any corporate level federal income tax, which is accomplished by the REIT annually distributing at least ninety percent of its REIT taxable income. If it satisfies the minimum distribution requirement, the REIT generally is entitled to a deduction for dividends paid. The REIT stockholders are then required to report the REIT dividend as ordinary income. A REIT stockholder’s receipt of dividends generally will not qualify as qualified dividend income or for the dividends received deduction discussed above. Thus, if we are able to qualify as a REIT, we will be more favorably treated for federal income tax purposes than our current taxation.

In order to qualify as a REIT, we would be required to satisfy gross income and asset tests. Generally, such tests require that a substantial percentage of the REIT’s income be derived from, and assets consist of, real estate assets, and, in certain cases, other investment property. This will be a factual determination that we generally will have to make annually with respect to the income tests and quarterly with respect to the asset tests.

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
We intend to purchase properties and simultaneously lease the same property back to the seller of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Some losses related to our real property assets may not be covered by insurance and would adversely impact distributions to stockholders.
Our leases will generally require the tenant company to carry comprehensive liability and casualty insurance on our properties comparable in amounts and against risks customarily insured against by other companies engaged in similar businesses in the same geographic region as our tenant company. We believe the required coverage will be of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property if our tenant company fails to pay us the casualty value in excess of such insurance limit, if any, or to indemnify us for such loss. This would in turn reduce the amount of income available for distributions. We would, however, remain obligated to repay any secured indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). If TRIA is not extended beyond its current expiration date of December 31, 2014, our tenants may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. There can be no assurance our tenant companies will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

If a sale-leaseback transaction is re-characterized in a lessee company’s bankruptcy proceeding, our financial condition could be adversely affected.
We intend to enter into sale-leaseback transactions, whereby we purchase a property and then simultaneously lease the same property back to the seller. In the event of the bankruptcy of a lessee company, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the lessee company. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the lessee company for the amounts owed under the lease, with the claim arguably secured by the property. The lessee company/debtor might have the ability to restructure the terms, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and the lessee company could be treated as co-ventures with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee company relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distribution.

We may not be able to sell our real property asset investments when we desire.
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
We have invested, and expect to continue to invest, in real property assets, which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and aboveground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

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

If we elect to be treated as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income As a result; we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.
If we elect to be treated as a REIT, we will be required to distribute at least 90% of our REIT taxable income, and as such we may require additional capital to make new investments or carry existing investments. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and we borrow money from banks or other financial institutions, which we refer to collectively as “senior securities.” As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

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

Corridor may serve as a manager to other entities, which may create conflicts of interest not in the best interest of us or our stockholders.
Corridor’s services under the Management Agreement are not exclusive, and, while it currently does not have any contractual arrangement to do so, it is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others. Corridor and its members may have obligations to other entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We will be dependent upon key personnel of Corridor for our future success.
We have entered into a management agreement with Corridor to provide full management services to us for real property asset investments. We will be dependent on the diligence, expertise and business relationships of the management of Corridor to implement our strategy of acquiring real property assets. The departure of one or more investment professionals of Corridor could have a material adverse effect on our ability to implement this strategy and on the value of our common shares. There can be no assurance that we will be successful in implementing our strategy.

We are dependent upon TCA’s key personnel to effectuate an orderly liquidation of our remaining securities portfolio.
TCA’s investment professionals and management will evaluate, monitor and liquidate our remaining securities portfolio. The departure of one or more investment professionals of TCA could have a material adverse effect on our ability to achieve an orderly liquidation of our remaining securities portfolio. We will rely on employees of TCA who will be devoting significant amounts of their time to non-Company related activities of TCA. To the extent TCA’s investment professionals and management are unable to, or do not, devote sufficient amounts of their time and energy to our affairs, our performance may suffer.

Our remaining securities investments in privately-held companies present certain challenges, including availability of information about these companies and illiquidity that may impact our ability to liquidate investments in a timely and/ or advantageous manner.
We currently have securities investments remaining in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of TCA to obtain adequate information to evaluate the potential risks and returns involved with these companies. If TCA is unable to obtain all material information about these companies, including with respect to operational, regulatory, environmental, litigation and managerial risks, TCA may not make a fully-informed investment decision, and we may lose some or all of the money invested in these companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments at advantageous times and prices or in a timely manner. In addition, if we are required to liquidate all or a portion of our remaining securities portfolio quickly, we may realize significantly less than the value at which we previously have recorded our investments. We also may face other restrictions on our ability to liquidate an investment in the securities of a portfolio company to the extent that we or one of our affiliates have material non-public information regarding such portfolio company.

All of our remaining securities investments are, and will continue to be, recorded at fair value. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.
We continue to hold investments that are in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. For securities investments that are reported at fair value, we will value these investments quarterly at fair value. We have retained Lincoln Partners Advisors, LLC (an independent valuation firm) to provide third party valuation consulting services. The Board of Directors is ultimately responsible for determining the fair value of the investments in good faith. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact on our equity and earnings.

The lack of liquidity in our securities investments may make it difficult to liquidate our securities portfolio at favorable prices and, as a result, we may suffer losses.
We have historically invested in the equity of companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. As of November 30, 2011, approximately 61% of our investments were invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, we may realize significantly less than the value at which we had previously recorded these investments when we liquidate our securities portfolio. The illiquidity of most of our securities investments may make it difficult for us to dispose of them at favorable prices, and, as a result, we may suffer losses.

If our acquisitions do not meet our performance expectations, you may not receive distributions.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, restrictions and provisions in any credit facilities we enter into or debt securities we issue may limit our ability to make distributions. We cannot assure you that you will receive distributions at a particular level or at all.

If we were deemed an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and the price of our securities.
We do not believe that we are an “investment company” under the 1940 Act. If during the period in which we are liquidating our securities portfolio we make an investment in securities, or one of our infrastructure real property asset acquisitions were characterized as an investment in securities, we could be deemed as an investment company for purposes of the 1940 Act. If we were to be deemed an investment company, however, restrictions imposed by the 1940 Act, including limitations on our capital structure, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our operations and the price of our common shares.

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

We are subject to the Business Combination Act of the Maryland General Corporation Law which prohibits certain business combinations between a Maryland corporation and an interested stockholder or their affiliate. As permitted by law, however, our Board of Directors has adopted a resolution exempting us from the Maryland Business Combination Act for any business combination between us and any person to the extent that such business combination receives the prior approval of our Board.

The Maryland Control Share Acquisition Act generally provides that a holder of control shares of a Maryland corporation acquired in a control share acquisition has no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by a person who makes a proposal to make a control share acquisition and by officers or by directors who are employees of the corporation are excluded from shares entitled to vote on the matter. Our Bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of stock by any person. If we amend our Bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult to obtain control of the Company.

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

Risks Related to an Investment in the U.S. Energy Infrastructure Sector

Our focus on the energy infrastructure sector will subject us to more risks than if we were broadly diversified.
Because we specifically focus on the energy infrastructure sector, investments in our common shares may present more risks than if we were broadly diversified over numerous sectors of the economy. Therefore, a downturn in the U.S. energy infrastructure sector would have a larger impact on us than on a company that does not concentrate in one sector of the economy. The energy infrastructure sector can be significantly affected by the supply of and demand for specific products and services; the supply and demand for crude oil, natural gas, and other energy commodities; the price of crude oil, natural gas, and other energy commodities; exploration, production and other capital expenditures; government regulation; world and regional events and economic conditions.

Energy infrastructure companies are subject to variations in the supply and demand of various energy commodities.
A decrease in the production of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other such commodities, or a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, may adversely impact the financial performance of companies in the energy infrastructure sector. Production declines and volume decreases could be caused by various factors, including catastrophic events affecting production, depletion of resources, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import supply disruption, increased competition from alternative energy sources or related commodity prices. Alternatively, a sustained decline in demand for such commodities could also adversely affect the financial performance of companies in the energy infrastructure sector. Factors that could lead to a decline in demand include economic recession or other adverse economic conditions, higher fuel taxes or governmental regulations, increases in fuel economy, consumer shifts to the use of alternative fuel sources, changes in commodity prices or weather. Factors that could lead to a decrease in market demand include a recession or other adverse economic conditions, an increase in the market price of the underlying commodity, higher taxes or other regulatory actions that increase costs, or a shift in consumer demand for such products. Demand may also be adversely impacted by consumer sentiment with respect to global warming and/or by any state or federal legislation intended to promote the use of alternative energy sources such as bio-fuels, solar and wind. Should energy infrastructure companies experience variations in supply and demand as described above, the resulting decline in operating or financial performance could impact the value or quality of our assets.

Many companies in the energy infrastructure sector are subject to the risk that they, or their customers, will be unable to replace depleted reserves of energy commodities.
Many companies in the energy infrastructure sector are either (i) engaged in the production of natural gas liquids, refined petroleum products, or aggregates such as crushed stone, sand and gravel, or (ii) are engaged in transporting, storing, distributing and processing these items on behalf of producers. To maintain or grow their revenues, many customers of these companies need to maintain or expand their reserves through exploration of new sources of supply, through the development of existing sources, through acquisitions, or through long-term contracts to acquire reserves. The financial performance of companies in the energy infrastructure sector may be adversely affected if the companies to which they provide service are unable to cost-effectively acquire additional reserves sufficient to replace the natural decline.

Energy infrastructure companies are and will be subject to extensive regulation because of their participation in the energy infrastructure sector.
Companies in the energy infrastructure sector are subject to significant federal, state and local government regulation in virtually every aspect of their operations, including how facilities are constructed, maintained and operated, environmental and safety controls, and the prices they may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Stricter laws, regulations or enforcement policies could be enacted in the future that likely would increase compliance costs and may adversely affect the financial performance of companies in the energy infrastructure sector.

Energy infrastructure companies are and will be subject to the risk of fluctuations in commodity prices.
The operations and financial performance of companies in the energy infrastructure sector may be directly affected by energy commodity prices, especially those companies in the energy infrastructure sector owning the underlying energy commodity. Commodity prices fluctuate for several reasons, including changes in market and economic conditions, the impact of weather on demand or supply, levels of domestic production and imported commodities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices, which may lead to a reduction in production or supply, may also negatively impact the performance of companies in the energy infrastructure sector that are solely involved in the transportation, processing, storing, distribution or marketing of commodities. Volatility of commodity prices may also make it more difficult for companies in the energy infrastructure sector to raise capital to the extent the market perceives that their performance may be tied directly or indirectly to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility. Should energy infrastructure companies experience variations in supply and demand as described above, the resulting decline in operating or financial performance could impact the value or quality of our assets.

Energy infrastructure companies are and will be subject to the risk of extreme weather patterns.
Extreme weather patterns, such as prolonged or abnormal seasons, or specific events, such as hurricanes, could result in significant volatility in the supply of energy and power. This volatility may create fluctuations in commodity prices and earnings of companies in the energy infrastructure sector. Moreover, any extreme weather events, such as hurricanes, could adversely impact the assets and valuation of our real property assets or investment securities.

Additional Risks to Common Stockholders

Our use of leverage increases the risk of investing in our securities and will increase the costs borne by common stockholders.
Our use of leverage through the issuance of any preferred stock or debt securities, and any additional borrowings or other transactions involving indebtedness (other than for temporary or emergency purposes) are or would be considered “senior securities” and create risks. Leverage is a speculative technique that may adversely affect common stockholders. If the return on securities acquired with borrowed funds or other leverage proceeds does not exceed the cost of the leverage, the use of leverage could cause us to lose money.

Our issuance of senior securities involves offering expenses and other costs, including interest payments, which are borne indirectly by our common stockholders. Fluctuations in interest rates could increase interest or dividend payments on our senior securities, and could reduce cash available for distribution on common stock. Increased operating costs, including the financing cost associated with any leverage, may reduce our total return to common stockholders.

Rating agency guidelines applicable to any senior securities may impose asset coverage requirements, dividend limitations, voting right requirements (in the case of the senior equity securities), and restrictions on our portfolio composition and our use of certain investment techniques and strategies. The terms of any senior securities or other borrowings may impose additional requirements, restrictions and limitations that are more stringent than those required by a rating agency that rates outstanding senior securities. These requirements may have an adverse effect on us and may affect our ability to pay distributions on common stock and preferred stock. To the extent necessary, we may redeem our senior securities to maintain the required asset coverage. Doing so may require that we liquidate investments at a time when it would not otherwise be desirable to do so.

In addition, lenders from whom we may borrow money or holders of our debt securities may have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have granted, and may in the future grant, a security interest in our assets in connection with our debt. In the case of a liquidation event, those lenders or note holders would receive proceeds before our stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common shares to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common shares to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common shares. Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions and competitive pressures.

Sales of our common stock may put pressure on our stock price.
The sale of our common stock (or the perception that such sales may occur) may have an adverse effect on prices in the secondary market for our common stock. An increase in the number of common shares available may put downward pressure on the market price for our common stock and make it more difficult for stockholders to sell their shares. These sales also might make it more difficult for us to sell additional equity securities in the future at a time and price we deem appropriate.

Additional Risks to Senior Security Holders

Generally, an investment in our senior securities is subject to the following risks:

We will be subject to interest rate risk.
Distributions and interest payable on our senior securities are subject to interest rate risk. To the extent that distributions or interest on such securities are based on short-term rates, our leverage costs may rise so that the amount of dividends or interest due to holders of senior securities would exceed available cash flow. To the extent that any of our leverage costs are fixed, our leverage costs may increase when our senior securities mature. This might require us to sell investments at a time when we would otherwise not do so, which may affect adversely our future ability to generate cash flow.

Preferred stock will be junior to any outstanding notes or other borrowings.
Preferred stock will be junior in liquidation and with respect to distribution rights to debt securities and any other borrowings.

Senior securities representing indebtedness may constitute a substantial lien and burden on preferred stock by reason of their prior claim against our income and against our net assets in liquidation. We may not be permitted to declare dividends or other distributions with respect to any series of preferred stock unless at such time we meet applicable asset coverage requirements and the payment of principal or interest is not in default with respect to any notes or other borrowings.

Our debt securities, upon issuance, are expected to be unsecured obligations and, upon our liquidation, dissolution or winding up, will rank: (1) senior to all of our outstanding common stock and any outstanding preferred stock; (2) on a parity with any of our unsecured creditors and any unsecured senior securities representing our indebtedness; and (3) junior to any of our secured creditors. Secured creditors of ours may include, without limitation, parties entering into interest rate swap, floor or cap transactions, or other similar transactions with us that create liens, pledges, charges, security interests, security agreements or other encumbrances on our assets.

We may be subject to ratings and asset coverage risk.
To the extent that senior securities are rated, a rating does not eliminate or necessarily mitigate the risks of investing in our senior securities, and a rating may not fully or accurately reflect all of the credit and market risks associated with a security. A rating agency could downgrade the rating of our shares of preferred stock or debt securities, which may make such securities less liquid at an auction or in the secondary market, though probably with higher resulting interest rates. If a rating agency downgrades, or indicates a potential downgrade to, the rating assigned to a senior security, we may alter our portfolio or redeem a portion of our senior securities. We may voluntarily redeem a senior security under certain circumstances to the extent permitted by its governing documents.

Inflation may negatively impact our senior securities.
Inflation is the reduction in the purchasing power of money resulting from an increase in the price of goods and services. Inflation risk is the risk that the inflation adjusted or “real” value of an investment in preferred stock or debt securities or the income from that investment will be worth less in the future. As inflation occurs, the real value of the preferred stock or debt securities and the dividend payable to holders of preferred stock or interest payable to holders of debt securities declines.

Additional Risks Related to Warrants and Subscription Rights

An active public market for our warrants or subscription rights may not develop.
Currently, no public market exists for our warrants or for subscription rights we may issue. We cannot assure you that one will develop. We do not currently intend to apply to list the warrants, and may not list any subscription rights, on any national securities exchange or automated quotation system.

There may be dilution of the value of our common shares when our warrants or subscription rights are exercised or if we issue common shares below book value.
The issuance of additional common shares upon the exercise of any warrants or subscription rights, if the warrants or subscription rights are exercised at a time when the exercise price is less than the book value per share of our common shares will have a dilutive effect on the value of our common shares.

The warrants or subscription rights may have no value in bankruptcy.
In the event a bankruptcy or reorganization is commenced by or against us, a bankruptcy court may hold that unexercised warrants or subscription rights are executory contracts subject to rejection by us with approval of the bankruptcy court. As a result, holders of warrants or subscription rights may, even if sufficient funds are available, not be entitled to receive any consideration or may receive an amount less than they would be entitled to if they had exercised their warrants or subscription rights prior to the commencement of any such bankruptcy or reorganization.

As a holder of warrants or subscription rights, you will not receive distributions on our common stock.
Holders of warrants or subscription rights will not have the right to receive any distributions and will not have any voting rights so long as their warrants or subscription rights are unexercised.

ITEM 1B. UNRESOLVED STAFF COMMENTS
On September 21, 2011, we filed with the SEC a universal shelf registration statement on Form S-3. We received comments from the SEC staff on the filing on October 17, 2011. Some of those comments related to our Form 10-K for the fiscal year ended November 30, 2010 (the “10-K”) and our Form 10-Q for the quarterly period ended May 31, 2011 (the “10-Q”). On November 18, 2011, we filed Pre-Effective Amendment No. 1 to the shelf registration statement and responded to those comments. On December 12, 2011, we received comments from the SEC staff on Pre-Effective Amendment No. 1, some of which related to the previously issued comments on our 10-K and 10-Q. On January 25, 2012, we filed Pre-Effective Amendment No. 2. to the shelf registration statement and responded to all open comments. As of the date of this annual report the shelf registration statement has not yet been declared effective and a few of the comments relating to the 10-K and 10-Q remain unresolved. We do not believe the comments are material and expect them to be resolved soon. However, there can be no assurance on the timing of resolution of such comments.

ITEM 2. PROPERTIES
We own 100 percent of a 40 percent undivided interest in the Eastern Interconnect Project (“EIP”). The EIP transmission assets move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components.

We hold 100 percent of the equity interests in Mowood. Mowood is the holding company of Omega Pipeline, LLC (“Omega”). Omega is a natural gas local distribution company located on the Fort Leonard Wood military installation in south-central Missouri. Omega owns approximately 50 miles of pipeline, has a long term contract with the Department of Defense and serves the natural gas needs of Fort Leonard Wood in addition to marketing natural gas services to several customers in the surrounding area.

Our principal executive office is located at 4200 W. 115th Street, Suite 210, Leawood, Kansas 66211.

ITEM 3. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

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

The following table sets forth the range of high and low sales prices of our common shares and the distributions declared by us for each fiscal quarter for our two most recent fiscal years:

	NAV/	Price Range		Cash Distribution
2010	Book Value(1)	High	Low	per Share(2)
First quarter	$9.60	$7.58	$6.00	$0.1300
Second quarter	$8.69	$7.93	$5.27	$0.1000
Third quarter	$9.74	$6.44	$5.10	$0.1000
Fourth quarter	$10.44	$7.42	$5.40	$0.1000

2011
First quarter	$10.46	$8.55	$6.79	$0.1000
Second quarter	$10.66	$9.27	$8.17	$0.1000
Third quarter	$10.62	$9.02	$7.41	$0.1000
Fourth quarter(1)	$9.85	$8.38	$6.59	$0.1100

(1)

By withdrawing our election to be regulated as a BDC, we are no longer regulated by the 1940 Act. Our prospective reporting will conform to other commonly used processes of REITs. The primary visibility of this reporting will be the decreased emphasis on fair value based NAV to traditional historical cost based accounting of book value. This reporting does not change the strategy of holding our private investments until an attractive liquidity opportunity is presented. In line with our intent and the change in our business during the fourth quarter 2011, book value per share is shown in place of NAV, and reflects the impact of consolidating the operations of Mowood as opposed to reporting it at fair value as in the prior periods presented. Net asset value and book value per share is generally determined as of the last day in the relevant period and therefore may not reflect the net asset value or book value per share on the date of the high and low sales prices. The net asset values and book value shown are based on outstanding shares at the end of each period.

(2)	Represents the distribution declared in the specified period.

The last reported price for our common stock as of December 31, 2011 was $8.06 per share. As of December 31, 2011, we had 27 stockholders of record.

Dividend Policy

Our investments in securities and real property assets generate cash flow to us from which we expect to pay distributions to stockholders. The Board of Directors will determine the amount of any distribution we expect to pay our stockholders. A REIT is generally required to distribute during the taxable year an amount equal to at least 90% of the REIT taxable income (determined under IRC section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to qualify as a REIT.

Taxation of our Distributions

If we elect to be treated as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income. We have historically paid, and intend to continue to pay, subject to adjustment at the discretion of our Board of Directors, quarterly distributions to our stockholders. Our Board of Directors will determine the amount of each distribution. Because of the effect of other items, including depreciation and amortization associated with real estate investments, distributions, in whole or in part, in any period may constitute a return of capital for federal tax purposes. On February 6, 2012, our Board of Directors declared a $0.11 per share distribution to be paid on March 1, 2012 to stockholders of record on February 22, 2012. There is no assurance that we will continue to make regular distributions.

Taxation

Currently, as a corporation, we are obligated to pay federal and state income tax on our taxable income. Our tax expense or benefit is included in our Consolidated Statements of Operations. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on current information, we believe we have sufficient net operating losses or other tax attributes to offset any potential tax expense in 2011. If we find sufficient suitable REIT-qualifying investments during 2012 and satisfy the REIT requirements throughout 2012, we expect to make an election to be treated as a REIT throughout 2012 by filing a Form 1120-REIT on or before March 15, 2013, or such later date to which we have properly extended filing such return. If we elect REIT status in the future, we will be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. Currently, our distributions from earnings and profits are treated as qualified dividend income (“QDI”) and return of capital, with dividends received by corporate shareholders generally qualifying for the dividends received deduction (“DRD”). If we elect REIT status, our distributions from earnings and profits will be treated as ordinary income and generally will not qualify as QDI and will not be qualifying for purposes of the DRD. As a REIT, certain dividends related to long term capital gains may be taxed as capital gains dividends. If we make a REIT election, we will be subject to a corporate level tax on certain built-in gains on certain assets if such assets are sold during the 10 year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT’s adjusted tax basis at the time of conversion. In addition, a REIT may not have any earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, the putative REIT is generally required to distribute to its stockholders all accumulated earnings and profits, if any. Such distribution would be taxable to the stockholders as dividend income, and, as discussed above, may qualify as qualified dividend income for non-corporate stockholders and for the dividends received deduction for corporate stockholders.

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended November 30, 2011 that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended November 30, 2011.

Performance Graphs

The following graph compares the return on our common stock (“TTO”) with that of the Wachovia MLP Total Return Index (“WMLPT”) and a BDC Peer Group (“BDC Peers”), for the period February 2, 2007 to November 30, 2011. The graph assumes that, on February 2, 2007, a $100 investment was made in each of our common stock, WMLPT and the BDC Peers, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.

(1)	Our shares began trading on the NYSE on February 2, 2007.
(2)	The BDC Peer Group consists of the following closed-end investment companies that have elected to be regulated as business development companies under the 1940 Act:

American Capital Strategies	Firsthand Technology Value	Keating Capital Inc.	PennantPark Floating Rate
Ameritrans Capital Corp.	Full Circle Capital Corp.	Kohlberg Capital Corp.	PennantPark Investment Corp
Apollo Investment Corp.	Gladstone Capital Corp.	Main Street Capital Corp.	Prospect Capital Corp.
Ares Capital Corporation	Gladstone Investment Corp.	MCG Capital Corp.	Saratoga Investment Corp.
Blackrock Kelso Capital Corp.	Golub Capital BDC Inc.	Medallion Financial Corp.	Solar Capital Ltd.
Capital Southwest Corp.	GSV Capital Corp.	Medley Capital Corp.	Solar Senior Capital Ltd.
Equus Total Return	Harris & Harris Group Inc.	MVC Capital	THL Credit Inc.
Fidus Investment Group	Hercules Tech Growth Capital	NGP Capital Resources Co.	TICC Capital
Fifth Street Finance Corp.	Horizon Technology Finance	Oxford Lane Capital Corp.	Triangle Capital Corp.

As a result of the Company’s withdrawal of its election to be regulated as a BDC and the anticipated liquidation of the securities portfolio, the performance comparable group has also been revised from that shown above to reflect a more appropriate set of benchmarks. As the Company intends to be treated as a REIT in the future, and is changing its focus to the acquisition of real property energy infrastructure assets that are leased backed to operating companies such as utilities or other energy operators, it was determined that the FTSE NAREIT Equity REIT Index (“FTSE NAREIT”), the Dow Jones Utilities Average Index (“DJ UTIL”), and the S&P 500 (“SPX”) are a more relevant set of indices. The graph assumes that, on February 2, 2007, a $100 investment was made in each of our common stock, FTSE NAREIT and the SPX, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.

(1)	Our shares began trading on the NYSE on February 2, 2007.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included in this Annual Report on Form 10-K. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Mowood, LLC (“Mowood”). See Note 2B in the Notes to Consolidated Financial Statements for further disclosure. Financial information presented below for the years ended November 30, 2011, November 30, 2010, November 30, 2009, November 30, 2008 and November 30, 2007 has been derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm. The historical data is not necessarily indicative of results to be expected for any future period.

Results of operations for the year ended November 30, 2011 and the financial position at November 30, 2011 reflect the consolidation of the Company’s wholly-owned subsidiary, Mowood, LLC, effective September 21, 2011.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2010	2009	2008	2007
Income statement data:
Sales revenue	$2,161,723	$—	$—	$—	$—
Lease income	1,063,740	—	—	—	—
Total revenue	3,225,463	—	—	—	—
Cost of sales	1,689,374	—	—	—	—
Management fees, net of expense reimbursements(1)	968,163	925,820	1,126,327	1,620,498	2,139,489
All other expenses(2)	2,038,347	972,556	1,539,486	2,688,550	2,902,561
Total expenses	4,695,884	1,898,376	2,665,813	4,309,048	5,042,050
Income (loss) from operations, before income taxes	(1,470,421)	(1,898,376)	(2,665,813)	(4,309,048)	(5,042,050)
Deferred tax benefit (expense), net	557,017	708,217	313,024	1,235,185	1,594,610
Income (loss) from operations	(913,404)	(1,190,159)	(2,352,789)	(3,073,863)	(3,447,440)
Realized and unrealized gain (loss) on securities
transactions, before income taxes	4,583,748	19,446,071	1,126,632	(32,864,923)	10,822,178
Distributions and income from investments, net	651,673	1,853,247	1,743,017	2,914,966	3,034,944
Other income	40,000	38,580	61,514	28,987	—
Total other income (loss), before income taxes	5,275,421	21,337,898	2,931,163	(29,920,970)	13,857,122
Current and deferred tax benefit (expense), net	(1,439,874)	(5,480,865)	(567,380)	8,624,600	(5,265,706)
Total other income	3,835,547	15,857,033	2,363,783	(21,296,370)	8,591,416
Net income (loss)	$2,922,143	$14,666,874	$10,994	$(24,370,233)	$5,143,976
Per common share data:
Distributions to common stockholders(4)	$0.41	$0.43	$0.62	$1.04	$0.67
Earnings per common share:
Basic and diluted	$0.32	$1.61	$0.00	$(2.74)	$0.66

	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2010	2009	2008	2007
Balance sheet data:
Securities investments	$68,894,372	$93,736,230	$82,483,094	$105,790,858	$158,416,831
Leased property, net	13,832,540	—	—	—	—
Property and equipment, net	3,842,675	—	—	—	—
Other assets	7,717,809	2,305,163	6,994,959	6,530,199	757,489
Total assets	$94,287,396	$96,041,393	$89,478,053	$112,321,057	$159,174,320

Long-term debt	2,279,883	—	—	—	—
Other liabilities	1,581,200	562,220	5,181,468	23,095,757	37,261,354
Total liabilities	3,861,083	562,220	5,181,468	23,095,757	37,261,354
Total stockholders’ equity	$90,426,313	$95,479,173	$84,296,585	$89,225,300	$121,912,966
Total liabilities and stockholders’ equity	$94,287,396	$96,041,393	$89,478,053	$112,321,057	$159,174,320

(1)	Management fee analysis for the years ending:

	Nov 30, 2011	Nov 30, 2010	Nov 30, 2009	Nov 30, 2008	Nov 30, 2007
Gross Management Fees	$1,452,245	$1,233,823	$1,351,593	$2,313,731	$1,926,059
Capital Gain Incentive Fees Payable	—	—	—	(307,611)	307,611
Expense Reimbursements	(484,092)	(308,003)	(225,266)	(385,622)	(94,181)
Net Management Fees	$968,163	$925,820	$1,126,327	$1,620,498	$2,139,489

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
(2)	Other expense analysis for the years ending:
	Nov 30, 2011	Nov 30, 2010	Nov 30, 2009	Nov 30, 2008	Nov 30, 2007
Operating Expenses	$1,363,654	$926,937	$911,779	$1,037,624	$1,094,677
Asset Acquisition Expenses	638,185	—	—	—	—
Interest Expense	36,508	45,619	627,707	1,650,926	847,421
Loss on Redemption of Preferred Stock	—	—	—	—	228,750
Preferred Stock Distributions	—	—	—	—	731,713
Total Other Expenses	$2,038,347	$972,556	$1,539,486	$2,688,550	$2,902,561

The Series A Redeemable Preferred Stock issuance in December 2006 was utilized as bridge financing to fund portfolio investments and was fully redeemed upon completion of our initial public offering in February 2007. Other expenses do not include current and deferred income taxes.
(3)	For the year ended November 30, 2007, the Company had unrealized appreciation of $10,561,888 (before deferred taxes) and realized gains of $260,290 (before deferred taxes). The unrealized appreciation was primarily attributable to increases in fair value of the Company’s private portfolio companies and the realized gains were attributable to a sale of a small percent of the Company’s interest in High Sierra Energy GP, LLC.
For the year ended November 30, 2008, the Company had unrealized depreciation of $41,581,120 (before deferred taxes) and realized gains of $8,716,197 (before deferred taxes). The unrealized depreciation was triggered by write-downs of the Company’s public and private portfolio holdings; generally resulting from the broad, global economic recession, major institution failures and bailouts and the accompanying collapse of most major asset class valuations in the latter part of the year. The realized gains were attributable to the LONESTAR and Millennium realization events and VantaCore debt redemption.
For the year ended November 30, 2009, the Company had unrealized appreciation of $24,247,380 (before deferred taxes) and realized losses of $23,120,748 (before deferred taxes). The unrealized appreciation was driven by increased fair values of portfolio holdings resulting from a significant rebound in the MLP sector from the downturn in late 2008. During the credit crisis of 2008 and 2009, access to credit through the bank market became more restrictive and expensive. During that time, the Company was not able to renew its credit facility and liquidated a portion of its portfolio holdings in order to pay off the credit facility, resulting in the recognition of realized losses.
For the year ended November 30, 2010, the Company had unrealized appreciation of $30,564,590 (before deferred taxes) and realized losses of $11,118,519 (before deferred taxes). The unrealized appreciation was driven by primarily by an increase in the fair value of its private holdings, most notably Internal Resource Partners which increased approximately $18 million during the year. Quest Midstream Partners completed its transformation into a publicly traded C-corp, PostRock Energy Corp. (NASDAQ: PSTR) in March 2010. PSTR was a new corporation formed for the purpose of wholly owning all three Quest entities. Upon closing of the merger, the Company received nearly half a million freely tradable common units of PSTR in exchange for its common units of Quest Midstream. Subsequently, the stock price declined significantly and the Company sold its units in an orderly liquidation, resulting in the recognition of realized losses.
(4)	The character of distributions made during the year may differ from the ultimate characterization for federal income tax purposes. For the year ended November 30, 2011, the Company’s distributions for tax purposes were comprised of 100 percent investment income and the source of the distributions for book purposes was 100 percent return of capital. For the year ended November 30, 2010, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2009, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2008, the Company’s distributions, for book purposes, were comprised of 100 percent return of capital, and for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital. For the year ended November 30, 2007, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part I, Item 1A. of this report.

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

Performance Review

Our stock price increased approximately 7.1 percent this year, closing at $7.80 on November 30, 2011 compared to $7.28 on November 30, 2010. This contributed to a total investment return based on market value and assuming reinvestment of distributions of approximately 12.6 percent for the year ended November 30, 2011. The fair value of our investment securities, excluding cash equivalents, was approximately $68.9 million at November 30, 2011, with approximately $41.9 million in private securities and approximately $27.0 million in publicly-traded securities.

Results of Operations

Comparison of the Years Ended November 30, 2011, November 30, 2010 and November 30, 2009

Revenue:
Revenue for the year ended November 30, 2011 was $3,225,463. This represents sales revenue from our wholly owned subsidiary, Mowood, for the period from September 21, 2011 through November 30, 2011 as well as lease income from our Public Service Company of New Mexico investment during the year. Our Public Service Company of New Mexico investment was made in June 2011 and the results of Mowood’s operations were consolidated for the period from September 21, 2011 through November 30, 2011 and, thus, there are no comparable revenues for the years ended November 30, 2010 and November 30, 2009. Amounts related to our investment securities previously reported as revenue in prior periods are now reflected below Income (Loss) from Operations. Investment income as presented in our 2010 10-K is now reflected in the line items “Distributions and income from investments, net” and “other income.” As we do not plan to make additional investments in securities (other than short term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our securities portfolio in an orderly manner, investments are no longer considered part of our operations, consistent with our intentions to invest in real property assets which can be leased.

Other Income:
Other income represents our earnings on our portfolio of trading securities and other equity securities that are reported at fair value under the fair value option. Other income for the year ended November 30, 2011 totaled $3,835,547. This represents a decrease of $12,021,486 as compared to total other income of $15,857,033 for the year ended November 30, 2010. The decrease is due to lower realized and unrealized gains on our securities portfolio and lower securities distributions and dividends received. Other income for the year ended November 30, 2010 reflected an increase of $13,493,250 as compared to total other income of $2,363,783 for the year ended November 30, 2009. The increase was primarily due to higher realized and unrealized gains on our securities portfolio.

The following table shows the gross income received from our investment securities on a cash basis, less the amounts that were comprised of return of capital:

	Year Ended	Year Ended	Year
	November 30,	November 30,	November 30,
	2011	2010	2009
Income received from investment securities	$3,568,128	$4,917,451	$8,534,411
Less return of capital on distributions	(2,916,455)	(3,064,204)	(6,791,394)
Income received from investment securities, net	$651,673	$1,853,247	$1,743,017

Expenses:
Year Ended	Amount	Year Ended	Amount
November 30, 2011	$4,695,884	November 30, 2010	$1,898,376
November 30, 2010	1,898,376	November 30, 2009	2,665,813
Variance	$2,797,509	Variance	$(767,437)

The increase in expenses from 2010 to 2011 was primarily related to cost of sales and other operating expenses of our consolidated wholly owned subsidiary, Mowood, reflected for the period from September 21, 2011 through November 30, 2011 and costs pertaining to our asset acquisition in June 2011 and related depreciation expense that was recognized during the year ended November 30, 2011. The decrease in expenses from the year ended November 30, 2009 to the year ended November 30, 2010 is primarily attributed to lower base management fees due to a decrease in the fair value of our securities portfolio, an increase in the expense reimbursement by the Adviser, and significantly lower leverage costs.

Net Income: Net income for the year ended November 30, 2011 was $2,922,143, compared to $14,666,874 and $10,994 for the years ended November 30, 2010 and 2009, respectively. The variance in net income is related to the changes in revenue and expenses as described above.

Distributions: The following table sets forth distributions for the three years ended November 30, 2011, November 30, 2010 and November 30, 2009.

Period	Amount	Period	Amount	Period	Amount
2011		2010		2009
Fourth Quarter	$0.1100	Fourth Quarter	$0.1000	Fourth Quarter	$0.1300
Third Quarter	$0.1000	Third Quarter	$0.1000	Third Quarter	$0.1300
Second Quarter	$0.1000	Second Quarter	$0.1000	Second Quarter	$0.1300
First Quarter	$0.1000	First Quarter	$0.1300	First Quarter	$0.2300

Private Company Update

High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)
High Sierra’s fair value increased approximately $4.2 million since November 30, 2010. In March 2011, High Sierra closed on a new $215 million, 3-year committed senior secured credit facility led by BNP Paribas. The new facility financed the buyout of High Sierra’s minority partners at Anticline Disposal, resulting in High Sierra owning 100 percent of the membership interests of that business. In June 2011, High Sierra completed the sale of its 70 percent owned subsidiary, Monroe Gas Storage Company, LLC (“Monroe”), which operates a natural gas storage facility in northeastern Mississippi, to Cardinal Gas Storage Partners LLC. High Sierra also acquired the assets of Marcum Midstream 1995-2 Business Trust and Marcum Midstream 1995-EC Holdings, LLC (collectively “Marcum”). The company continues to divest of its non-core assets and during the fourth quarter completed the sale of Asgard Energy. High Sierra did not make cash distributions to its LP and GP unit holders during our first two fiscal quarters of the year. In the third quarter, High Sierra returned to paying cash distributions at $0.15 per unit and increased the per unit payout to $0.30 in our fourth quarter. In the coming year we expect High Sierra to maintain its current level of cash distributions with modest room for growth.

Lightfoot Capital Partners LP and Lightfoot Capital Partners GP LLC (“Lightfoot”)
In June 2011, we purchased an 8.2 percent ownership interest in Magnetar MLP Investment, LP (“Magnetar MLP”) for net consideration of $9.9 million. The Magnetar MLP investment represented an indirect investment into Lightfoot Capital Partners, LP (“Lightfoot”), which owned 83.5 percent of the outstanding limited partner units of Arc Terminals LP (“Arc”) and 100 percent of Arc Terminals GP, which also included a 2.0 percent limited partnership interest. At the time of investment, Lightfoot also held approximately $60 million in cash available for new investments. Arc provides storage and delivery services for petroleum, petrochemical and chemical products to customers under long-term storage and throughput contracts. In October 2011, Magnetar MLP sold a substantial portion of its interest in Lightfoot Capital Partners LP and Lightfoot Capital Partners GP to provide liquidity to certain original investors in the fund. As part of this transaction we elected to receive direct ownership interests in Lightfoot Capital Partners, LP (6.72%) and Lightfoot Capital Partners GP LLC (1.52%). Immediately following this transaction LCP invested its remaining cash in a minority interest in a Liquefied Natural Gas facility located in Mississippi. The decrease in value since August 31, 2011 (approximately $500,000) was due in large part to the anticipated expenses of potential acquisitions and capital market events in the coming year. The addition of the LNG facility and LCP’s existing refined product storage assets should provide for growing distributions in the future.

VantaCore Partners LP (“VantaCore”)
VantaCore’s fair value decreased approximately $7.2 million since November 30, 2010. VantaCore was unable to meet its minimum quarterly cash distribution (“MQD”) throughout this past year. Common and preferred unitholders elected to receive a small percentage of the MQD in cash with the remainder paid in newly issued preferred units. VantaCore reported year-to-date EBITDA below budget, with the Southern Aggregates property in Louisiana continuing to fall short. In August 2011, VantaCore completed its acquisition of Cherry Grove Quarry in Todd County, Kentucky and a milling machine. We invested an additional $1.2 million in VantaCore in August 2011 in exchange for newly issued Preferred B units to provide a portion of the funding needed for the acquisition. Although VantaCore has done a better job of meeting expectations, we continue to lower our EBITDA expectations for 2012 due to the economic outlook in our territories which contributed to the reduction in fair value for VantaCore, particularly in the fourth quarter. We do believe that the fair value of VantaCore will ultimately increase as the construction and housing markets improve, although the timing and extent of such improvement in unknown. Until that time, VantaCore continues to look for small acquisitions and operational improvements at its existing facilities.

Mowood, LLC (“Mowood”) — Wholly Owned Subsidiary
As a result of our withdrawal to be regulated as a BDC, we no longer prepare our financials as an investment company but rather as a general corporate entity and therefore began consolidating the operations of Mowood in the fourth quarter 2011. Lincoln Partners Advisors, LLC (an independent valuation firm) prepared a positive assurance valuation of our Mowood equity investment as of November 30, 2011 even though the valuation is unaudited and not used as the carrying value in the consolidated financial statements. The resulting valuation increased slightly from that which was reported last quarter. In 2012 we expect Mowood to meet and slightly exceed 2011 EBITDA.

Below is a summary of the fair values of the other equity securities that we held at November 30, 2011 as they compare to the fair values at November 30, 2010.

	Fair Value at	Fair Value at
Portfolio Company	November 30, 2011	November 30, 2010
High Sierra	$25,512,814	$21,268,843
Lightfoot	9,536,390	N/A
VantaCore	6,750,526	13,968,319
Lonestar	57,000	245,000

Basis of Presentation

The consolidated financial statements include Tortoise Capital Resources Corporation and its wholly-owned portfolio company, Mowood, LLC (“Mowood”). All significant intercompany accounts and transactions are eliminated upon consolidation.

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. Note 2 to the Consolidated Financial Statements, included in this report, further details information related to our significant accounting policies.

Investment Securities
Our investments in securities are classified as either trading or other equity securities:

  Trading securities — our publicly traded equity securities are classified as trading securities and are reported at fair value because we intend to sell these securities in order to acquire real asset investments.

  Other equity securities represent interests in private companies for which we have elected to report these at fair value under  the fair value option.

Securities transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis.

Our investment securities are primarily in illiquid securities of privately-held companies that are generally subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such securities, which are determined in accordance with procedures approved by our Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.

Long-Lived Assets and Intangibles
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to twenty years. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of assets, are capitalized and depreciated over the remaining estimated useful life of the asset.

We initially record long-lived assets at their acquisition cost, unless the transaction is accounted for as a business combination. If the transaction is accounted for as a business combination, we allocate the purchase price to the acquired tangible and intangible assets and liabilities based on their estimated fair values. We determine the fair values of assets and liabilities based on discounted cash flow models using current market assumptions, appraisals, recent transactions involving similar assets or liabilities and/or other objective evidence, and depreciates the asset values over the estimated remaining useful lives.

In connection with these transactions, we may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and we may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, we will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense.

Revenue Recognition
Specific policies for our revenue and other income items are as follows:

  Sales Revenue — Omega, acting as a principal, provides for transportation services and natural gas supply for its customers on a firm basis. In addition, Omega is paid fees for the operation and maintenance of its pipeline, including expansion of the pipeline. Omega is responsible for the coordination, supervision and quality of the expansions while actual construction is generally performed by third party contractors. Revenues related to natural gas distribution are recognized upon delivery of natural gas and upon the substantial performance of management and supervision services related to the expansion of the natural gas distribution system.

  Dividends and distributions from investments — Dividends and distributions from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from our investments generally are comprised of ordinary income, capital gains and return of capital. We record investment income, capital gains and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

  Realized and unrealized gains (losses) on trading securities and other equity securities — Changes in the fair values of the Company’s securities during the period reported and the gains or losses realized upon sale of securities during the period are reflected as other income within the accompanying Consolidated Statements of Income.

  Lease Income — Income related to our leased property is recognized on a straight-line basis over the term of the lease when collectability is reasonably assumed. Rental payments on the leased property are typically received on a semi-annual basis and are included as lease income within the accompanying Consolidated Statements of Income.

Cost of Sales
Included in our cost of sales are the amounts paid for gas and propane that are delivered to customers as well as the cost of material and labor related to the expansion of the natural gas distribution system.

Federal and State Income Taxation
Currently, as a corporation, we are obligated to pay federal and state income tax on our taxable income. Our tax expense or benefit is included in the Consolidated Statements of Operations. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on current information, we believe we have sufficient net operating losses or other tax attributes to offset any potential significant tax expense in 2011.

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

Liquidity and Capital Resources

We entered into a 180-day rolling evergreen margin loan facility with Bank of America, N.A. on November 30, 2011. The terms of the agreement provide for a $10,000,000 facility that is secured by certain of our assets. Outstanding balances generally will accrue interest at a variable rate equal to one-month LIBOR plus 0.75 percent and unused portions of the facility will accrue a fee equal to an annual rate of 0.25 percent.

On October 29, 2011, Mowood entered into a revolving note payable with a financial institution with a maximum borrowing base of $1,250,000. Borrowings on the note are secured by all of Mowood’s assets. Interest accrues at LIBOR, plus a 400 percent margin (4.25 percent at November 30, 2011), is payable monthly, with all outstanding principal and accrued interest payable on October 29, 2012. There are no outstanding borrowings under this agreement at November 30, 2011. The agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership.

On January 25, 2012, we filed an amendment to our shelf registration statement on Form S-3 with the Securities and Exchange Commission. When effective, the universal shelf registration will allow us to prudently raise additional capital. While we have had the ability to utilize various forms of leverage — including a credit facility, senior notes and other borrowings, as well as preferred stock — historically, we have only been able to access leverage at attractive costs through a credit facility. During the credit crisis of late 2008 and 2009, access to credit through the bank market became more restrictive and expensive. During that time, we were not able to renew our credit facility and we liquidated a portion of our portfolio holdings in order to repay the credit facility in full. We believe lenders are more reluctant to lend against equity investments in private companies than to entities that invest in real assets. Consistent with our initial investment strategy, we intend to utilize leverage to enhance the total returns of our portfolio.

We expect to have greater flexibility in issuing securities with common equity participation features (such as warrants and convertible notes) and/or additional classes of stock (such as convertible preferred) in order to facilitate capital formation now that we are no longer subject to the restrictions of the 1940 Act. We also hold publicly listed MLPs which can be liquidated in order to fund future acquisitions. We expect to hold our private investments until a natural liquidity event is presented to each company.

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of November 30, 2011.

			Payments due by period
					More than
	Total	Less than 1 year	1-3 years	3-5 years	5 years
Long-term Debt(1)	$2,188,000	$2,188,000	$—	$—	$—
Operating Lease Obligations	107,550	79,908	27,642	—	—
	$2,295,550	$2,267,908	$27,642	$—	$—

(1)	At November 30, 2011, the principal balance outstanding on the debt assumed in the Eastern Interconnect Project was $2,188,000. Principal payments will be made on a semi-annual basis through the maturity date of October 1, 2012.

Eastern Interconnect Project Investment (“EIP”)

The Company’s investment in EIP is leased under net operating leases with various terms. As of November 30, 2011, approximately 100 percent of the Company’s leased property, based on the gross book value of real estate investments, was leased to Public Service Company of New Mexico (“PNM”). PNM is referred to as the Major Tenant. Approximately 33 percent of the Company’s total revenue for the year ended November 30, 2011 was derived from the Major Tenant.

In view of the fact that the Major Tenant leases a substantial portion of the Company’s net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, have a considerable impact on the results of operation and the Company’s ability to service its indebtedness.

The Major Tenant is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of the Major Tenant can be found on the SEC’s website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of the Major Tenant but has no reason not to believe the accuracy or completeness of such information. In addition, the Major Tenant has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of the Major Tenant that are filed with the SEC is incorporated by reference into, or in any way form part of this filing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Strategy

In 2007, 2009 and 2010 the IRS issued three separate private letter rulings that defined certain energy infrastructure assets as real estate assets for tax purposes. The potential qualifying real estate assets in the energy infrastructure sector are electric transmission and distribution systems, pipeline systems and storage systems and systems used to transfer substances between modes of transportation, also known as terminaling systems. We refer to such REIT-qualifying assets herein as “real property assets.” While private letter rulings provide insight into the current thinking of the IRS on tax issues, such rulings may only be relied upon by the taxpayer to whom they were issued.

We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our securities portfolio in an orderly manner. If we find sufficient suitable REIT-qualifying investments during 2012 and satisfy the REIT requirements throughout 2012, we expect to make an election to be treated as a REIT for tax purposes for 2012 by filing a Form 1120-REIT on or before March 15, 2013,or such later date to which we have properly extended filing such income tax return. The REIT requirements that we must meet are discussed in detail below, but the principal challenge for us will be meeting the requirement that a substantial percentage of our assets be REIT-qualifying investments that produce REIT qualifying income. Our effort to meet that requirement will be accelerated if: (i) we are able to readily identify appropriate opportunities to liquidate our securities portfolio, or (ii) we are able to raise capital to fund new acquisitions. In either event, we will need to have identified and be able to consummate an adequate number of REIT-qualifying investments meeting our investment criteria. Subject to certain limitations, we may be able to accelerate satisfying the REIT requirements by holding non-REIT qualifying investments, including certain private equity investments, through taxable REIT subsidiaries. We do not currently have any agreements or binding letters of intent for such investments. These opportunities are in a preliminary stage of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. Regardless of our tax status, an investment in us will not result in Unrelated Business Taxable Income (“UBTI”).

Performance Measurement

In the past, we have provided investors with a measure of cash flow from operations, labeled distributable cash flow. Prospectively we intend to provide standard performance measures utilized by REITs including Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”).

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. It was intended to be a standard supplemental measure of REIT operating performance that excluded historical cost depreciation from — or “added it back” to — GAAP net income. Since introduction of the definition, the term has come to be widely used by REITs.

AFFO is another non-GAAP metric which makes adjustments for certain non-operating and non-cash items included in the calculation of FFO such as impairment charges, acquisition fees and mark to market adjustments. We believe that AFFO allows securities analysts, investors and other interested parties to evaluate current period results to results prior to acquisitions.

Our objective is to maximize long-term value for shareholders. To achieve this goal, we target annualized total returns of 8 to 10 percent from our current operations and assets that we acquire over the long term. There is no assurance that our targets will be met in any particular period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. There were no material changes to our market risk exposure at November 30, 2011 as compared to November 30, 2010.

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

As of November 30, 2011, the fair value of our securities portfolio (excluding short-term investments) totaled $68,894,372. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $4,297,631.

Debt securities in our portfolio may be based on floating or fixed rates. As of November 30, 2011, we had no floating rate debt outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Our management is responsible for the preparation, consistency, integrity, and fair presentation of the financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis and, in management’s opinion, are fairly presented. The financial statements include amounts that are based on management’s informed judgments and best estimates.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management has established and maintains comprehensive systems of internal control that provide reasonable assurance as to the consistency, integrity, and reliability of the preparation and presentation of financial statements and the safeguarding of assets. The concept of reasonable assurance is based upon the recognition that the cost of the controls should not exceed the benefit derived. Our management monitors the systems of internal control and maintains an internal auditing program that assesses the effectiveness of internal control. Our management assessed our disclosure controls and procedures and our systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Report).

Based on this assessment, our management believes we maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and that the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of November 30, 2011.

The Board of Directors exercises its oversight role with respect to the systems of internal control primarily through its Audit and Valuation Committee, which is comprised solely of independent outside directors. The Committee oversees systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

Ernst & Young has issued an audit report on the Company’s internal control over financial reporting. This report begins on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tortoise Capital Resources Corporation

We have audited Tortoise Capital Resources Corporation internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tortoise Capital Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tortoise Capital Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tortoise Capital Resources Corporation (the Company) as of November 30, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended November 30, 2011 and our report dated February 13, 2012, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Kansas City, Missouri
February 13, 2012

Oversight and Monitoring

As part of our internal control processes; we monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry. In addition, monitoring may be accomplished by attendance at Board of Directors meetings, the review of periodic operating and financial reports, an analysis of capital expenditure plans as they relate to the owned assets, and periodic consultations with engineers, geologists and other experts. The performance of each asset will be periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Other monitoring activities are expected to provide the necessary access to monitor compliance with existing covenants, enhance ability to make qualified valuation decisions, and assist in the evaluation of the nature of the risks involved in the various components of the portfolio.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Codes of Ethics

We have adopted a code of ethics which applies to our principal executive officer and principal financial officer. We have also adopted a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics. This information may be obtained, without charge, upon request by calling us at (913) 981-1020 or toll-free at (866) 362-9331 and on our Web site at www.tortoiseadvisors.com/tto.cfm.

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

As of November 30, 2011, we are an accelerated filer. As an accelerated filer for the fiscal year ended November 30, 2011, we are required to prepare and include in our annual report to stockholders for such period a report regarding management’s assessment of our internal control over financial reporting under the Securities Exchange Act of 1934 (the “1934 Act”) and have included this report in Item 9A of this Annual Report on Form 10-K.

Additional information incorporated by reference to our proxy statement for our 2012 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our proxy statement for our 2012 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our proxy statement for our 2012 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our proxy statement for our 2012 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our proxy statement for our 2012 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

1.	The Financial Statements listed in the Index to Financial Statements on Page F-1.

2.	The Exhibits listed in the Exhibit Index below.

Exhibit No.	Description of Document
3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

4.1	Form of Stock Certificate(3)

4.2	Form of Warrant dated December 2006(3)

4.3	Registration Rights Agreements with Merrill Lynch & Co; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated dated January 9, 2006(1)

4.4	Registration Rights Agreement dated April 2007(4)

10.1	Dividend Reinvestment Plan(5)

10.2	Management Agreement dated December 1, 2011(6)

10.3	Advisory Agreement dated December 1, 2011(6)

10.4	Custody Agreement with U.S. Bank National Association dated September 13, 2005(1)

10.5	First Amendment to the Custody Agreement with U.S. Bank National Association dated May 24, 2010 — filed herewith

10.6	Stock Transfer Agency Agreement with Computershare Investor Services, LLC dated September 13, 2005(1)

10.7	Second Amended Administration Agreement dated December 1, 2011(6)

10.8	Warrant Agreement with Computershare Investor Services, LLC as Warrant Agent dated December 8, 2005(1)

14.1	Code of Ethics for Principal Executive Officer and Principal Financial Officer—filed herewith.

24	Power of Attorney (included on the signature page)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2, filed August 28, 2006 (File No. 333-136923).
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed January 21, 2009.
(3)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed January 9, 2007 (File No. 333-136923).
(4)	Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed July 3, 2007 (File No. 333-142859).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 1, 2011.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tortoise Capital Resources Corporation

We have audited the accompanying consolidated balance sheets of Tortoise Capital Resources Corporation (the Company) as of November 30, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tortoise Capital Resources Corporation at November 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tortoise Capital Resources Corporation’s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2012, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Kansas City, Missouri
February 13, 2012

Tortoise Capital Resources Corporation

CONSOLIDATED BALANCE SHEETS

	November 30, 2011	November 30, 2010
Assets
Trading securities, at fair value	$27,037,642	$20,806,821
Other equity securities, at fair value	41,856,730	72,929,409
Leased property, net of accumulated depreciation of $294,309	13,832,540	—
Cash and cash equivalents	2,793,326	1,466,193
Property and equipment, net of accumulated depreciation of $1,483,616	3,842,675	—
Escrow receivable	1,677,052	—
Accounts receivable	1,402,955	—
Intangible lease asset, net of accumulated amortization of $121,641	973,130	—
Lease receivable	474,152	—
Prepaid expenses	140,017	25,023
Receivable for Adviser expense reimbursement	121,962	109,145
Interest receivable	—	42,778
Deferred tax asset	27,536	656,743
Other assets	107,679	5,281
Total Assets	94,287,396	96,041,393

Liabilities and Stockholders’ Equity
Liabilities
Management fees payable to Adviser	365,885	327,436
Accounts payable	597,157	—
Long-term debt	2,279,883	—
Lease obligation	107,550	—
Accrued expenses and other liabilities	510,608	234,784
Total Liabilities	3,861,083	562,220

Stockholders’ Equity
Warrants, no par value; 945,594 issued and outstanding
at November 30, 2011 and November 30, 2010
(5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 9,176,889 shares issued and outstanding at November 30, 2011 and 9,146,506 shares issued
and outstanding at November 30, 2010 (100,000,000 shares authorized)	9,177	9,147
Additional paid-in capital	95,682,738	98,444,952
Accumulated deficit	(6,636,302)	(4,345,626)
Total Stockholders’ Equity	$90,426,313	$95,479,173
Total Liabilities and Stockholders’ Equity	$94,287,396	$96,041,393

Book value per share (total stockholders’ equity divided by shares outstanding)	$9.85	$10.44

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended November 30, 2011	Year Ended November 30, 2010	Year Ended November 30, 2009
Revenue
Sales Revenue	$2,161,723	$—	$—
Lease income	1,063,740	—	—
Total Revenue	3,225,463	—	—

Expenses
Cost of sales	1,689,374	—	—
Management fees, net of expense reimbursements	968,163	925,820	1,126,327
Asset acquisition expense	638,185	—	—
Professional fees	548,759	590,486	553,856
Depreciation expense	364,254	—	—
Operating expenses	196,775	—	—
Directors’ fees	70,192	92,053	90,257
Interest expense	36,508	45,619	627,707
Other expenses	183,674	244,398	267,666
Total Expenses	4,695,884	1,898,376	2,665,813

Loss from Operations, before Income Taxes	(1,470,421)	(1,898,376)	(2,665,813)
Deferred tax benefit	557,017	708,217	313,024
Loss from Operations	(913,404)	(1,190,159)	(2,352,789)

Other Income
Net realized and unrealized gain (loss) on trading securities	2,299,975	(894,531)	144,723
Net realized and unrealized gain on other equity securities	2,283,773	20,340,602	981,909
Distributions and dividend income, net	651,673	1,853,247	1,743,017
Other income	40,000	38,580	61,514
Total Other Income, before Income Taxes	5,275,421	21,337,898	2,931,163
Current tax expense	(253,650)	—	—
Deferred tax expense	(1,186,224)	(5,480,865)	(567,380)
Income tax expense, net	(1,439,874)	(5,480,865)	(567,380)
Total Other Income	3,835,547	15,857,033	2,363,783

Net Income	$2,922,143	$14,666,874	$10,994

Earnings Per Common Share:
Basic and Diluted	$0.32	$1.61	$0.00

Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,159,809	9,107,070	8,997,145

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation

CONSOLIDATED STATEMENTS OF EQUITY

				Additional	Retained Earnings
	Capital Stock			Paid-in	(Accumulated
	Shares	Amount	Warrants	Capital	Deficit)	Total
Balance at December 1, 2008	8,962,147	$8,962	$1,370,700	$106,869,132	$(19,023,494)	$89,225,300
Net Income					10,994	10,994
Distributions to stockholders sourced
as return of capital				(5,582,473)		(5,582,473)
Reinvestment of distributions
to stockholders	115,943	116		642,648		642,764
Balance at November 30, 2009	9,078,090	9,078	1,370,700	101,929,307	(19,012,500)	84,296,585
Net Income					14,666,874	14,666,874
Distributions to stockholders sourced
as return of capital				(3,915,124)		(3,915,124)
Reinvestment of distributions
to stockholders	68,416	69		430,769		430,838
Balance at November 30, 2010	9,146,506	9,147	1,370,700	98,444,952	(4,345,626)	95,479,173
Net Income					2,922,143	2,922,143
Distributions to stockholders sourced
as return of capital				(3,755,607)		(3,755,607)
Reinvestment of distributions
to stockholders	30,383	30		252,212		252,242
Consolidation of wholly-owned
subsidiary				741,181	(5,212,819)	(4,471,638)
Balance at November 30, 2011	9,176,889	$9,177	$1,370,700	$95,682,738	$(6,636,302)	$90,426,313

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30, 2011	Year Ended November 30, 2010	Year Ended November 30, 2009
Operating Activities
Net Income	$2,922,143	$14,666,874	$10,994
Adjustments:
Return of capital on distributions received	2,845,434	3,064,204	6,791,394
Deferred income tax expense, net	629,207	4,772,648	254,356
Depreciation expense	364,254	—	—
Amortization of intangible lease asset	121,641	—	—
Amortization of assumed debt premium	(94,611)	—	—
Realized and unrealized (gain) loss on trading securities	(2,299,975)	894,531	(144,723)
Realized and unrealized (gain) loss on other equity securities	(2,283,773)	(20,340,602)	(981,909)
Changes in assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	42,778	(42,774)	77,218
Decrease in lease receivable	237,077	—	—
Increase in accounts receivable	(92,473)	—	—
Decrease in income tax receivable	—	—	212,054
Decrease (increase) in prepaid expenses and other assets	70,109	(13,429)	91,004
Increase (decrease) in management fees payable to Adviser, net of
expense reimbursement	25,632	(30,926)	(195,410)
Increase in accounts payable	236,579	—	—
Increase (decrease) in accrued expenses and other liabilities	38,424	(47,625)	(79,874)
Net cash provided by operating activities	$1,576,222	$2,922,901	$6,035,104

Investing Activities
Purchases of long-term investments	(38,060,281)	(10,633,882)	(6,669,391)
Proceeds from sales of long-term investments	53,950,583	15,762,612	24,312,558
Cash paid in business combination	(12,250,000)	—	—
Purchases of property and equipment	(1,045)	—	—
Net cash provided by investing activities	$3,639,257	$5,128,730	$17,643,167

Financing Activities
Payments on long-term debt	(1,221,000)	—	—
Payments on lease obligation	(44,816)	—	—
Advances from revolving line of credit	—	—	900,000
Repayments on revolving line of credit	(400,000)	(4,600,000)	(18,500,000)
Distributions paid to common stockholders	(3,503,365)	(3,484,284)	(4,939,797)
Net cash used in financing activities	$(5,169,181)	$(8,084,284)	$(22,539,797)

Net Change in Cash and Cash Equivalents	$1,232,522	$(32,653)	$1,138,474
Consolidation of wholly-owned subsidiary	94,611	—	—
Cash and Cash Equivalents at beginning of year	1,466,193	1,498,846	360,372
Cash and Cash Equivalents at end of year	$2,793,326	$1,466,193	$1,498,846

Supplemental Disclosure of Cash Flow Information
Interest paid	$176,595	$66,703	$674,245
Income taxes paid	$253,650	$—	$—
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders
in additional common shares	$252,242	$430,838	$642,764

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011

1. Organization

Tortoise Capital Resources Corporation (the “Company”) was organized as a Maryland corporation on September 8, 2005. The Company completed its initial public offering in February 2007 as a non-diversified closed-end management investment company regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company withdrew its election to be treated as a BDC on September 21, 2011 in order to pursue qualification as a real estate investment trust (“REIT”). Historically as a BDC, the Company invested primarily in privately held companies operating in the U.S. energy infrastructure sector. The Company’s shares are listed on the New York Stock Exchange under the symbol “TTO.”

2. Significant Accounting Policies

A. Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

B. Basis of Presentation — The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Mowood, LLC (“Mowood”). Mowood is the holding company for Omega Pipeline Company (“Omega”). Omega is a natural gas local distribution company that owns and operates a natural gas distribution system in Fort Leonard Wood, Missouri. Omega is responsible for purchasing and coordinating delivery of natural gas to Fort Leonard Wood as well as performing maintenance and expansion of the pipeline. In addition, Omega provides gas marketing services to local commercial end users. All significant inter-company balances and transactions have been eliminated in consolidation.

Consolidation of Mowood was triggered at the time the Company withdrew its election to be treated as a BDC (September 21, 2011) and began reporting its financial results in accordance with general corporate reporting guidelines instead of under the AICPA Investment Company Audit Guide (the “Guide”). The accompanying consolidated financial statements reflect the results of the Company’s operations for the years ended November 30, 2009 and 2010 and the period from December 1, 2010 to September 21, 2011, during which time the Company reported under the Guide, and therefore reported and accounted for Mowood as an investment carried at fair value. Subsequent to September 21, 2011, the Company ceased reporting under the Guide. The results of operations for Mowood for the period from September 21, 2011 to November 30, 2011 and related balances at November 30, 2011 are included in the Company’s consolidated financial statements as of and for the year ended November 30, 2011. Certain prior year balances have been reclassified to conform to the presentation required for general corporate entities and to provide comparability of financial results across reporting periods. The reclassification of account balances for prior years, which are summarized below, did not impact the Company’s financial position or reported net results of operations:

  Investments at fair value, including securities of control, affiliated and non-affiliated companies, at November 30, 2010 have been reclassified as either trading or other equity securities.

  Components of Stockholders’ Equity on the Consolidated Balance Sheets as of November 30, 2010 have been combined. Accumulated net investment loss, net of income taxes of $(3,308,522), accumulated realized loss, net of income taxes of $(18,532,648), and net unrealized appreciation of investments, net of income taxes of $17,495,544 have been combined into Accumulated Deficit.

  Items on the Consolidated Statements of Income for the years ended November 30, 2010 and 2009 have been reclassified and aggregated to conform to the presentation of the results of operations for the year ended November 30, 2011. However, there was no impact to net income or earnings per share. Income from investment securities are no longer considered to be part of the Company’s operations and therefore have been classified as Other Income.

  Components of cash flows for the years ended November 30, 2010 and 2009 have been reclassified and aggregated to conform to the presentation of cash flows for the year ended November 30, 2011.

C. Investment Securities — The Company’s investments in securities are classified as either trading or other equity securities:

  Trading securities — the Company’s publicly traded equity securities are classified as trading securities and are reported at fair value because the Company intends to sell these securities in order to acquire real asset investments.

  Other equity securities — the Company’s other equity securities represent interests in private companies for which the Company has elected to report these at fair value under the fair value option.

D. Security Transactions and Fair Value — Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis.

For equity securities that are freely tradable and listed on a securities exchange or over-the-counter market, the Company fair values those securities at their last sale price on that exchange or over-the-counter market on the valuation date. If the security is listed on more than one exchange, the Company will use the price from the exchange that it considers to be the principal exchange on which the security is traded. Securities listed on the NASDAQ will be valued at the NASDAQ Official Closing Price, which may not necessarily represent the last sale price. If there has been no sale on such exchange or over-the-counter market on such day, the security will be valued at the mean between the last bid price and last ask price on such day.

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

The Company holds investments in illiquid securities including debt and equity securities of privately-held companies. These investments generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments. The Company’s Board of Directors may consider other methods of valuing investments as appropriate and in conformity with GAAP.

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

  The independent valuation firm prepares the preliminary valuations and the supporting analysis. At November 30, 2011, the independent valuation firm performed positive assurance valuation procedures on five portfolio companies comprising approximately 99.9 percent of the total fair value of other equity securities;

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

  The Board of Directors assesses the final valuations and ultimately determines the fair value of each investment in the Company’s portfolio in good faith.

The following section describes the valuation methodologies used by the Company for estimating fair value for financial instruments not recorded at fair value as required under disclosure guidance related to the fair value of financial instruments.

Cash and Cash Equivalents — The carrying value of cash, amounts due from banks, federal funds sold and securities purchased under resale agreements approximates fair value.

Escrow Receivable — The fair value of the escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, will be released upon satisfaction of certain post closing obligations and/or the expiration of certain time periods (the shortest of which is 14 months from the April 2011 closing date of the sale).

Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the Company’s current expected rate for an equivalent transaction.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	2011		2010
	Carrying Amount	Fair value	Carrying Amount	Fair value
Financial assets
Cash and cash equivalents	$2,793,326	$2,793,326	$1,466,193	$1,466,193
Escrow Receivable	1,677,052	1,677,052	—	—
Financial Liabilities
Long-term debt	2,279,883	2,320,851	—	—

E. Cash and Cash Equivalents — The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC insured limits. The Company’s cash equivalents are comprised of short-term, liquid money market instruments.

F. Accounts Receivable — Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. Management determined that an allowance for doubtful accounts was not necessary at November 30, 2011.

G. Revenue and Other Income Recognition — Specific policies for the Company’s revenue and other income items are as follows:

  Sales Revenue — Omega, acting as a principal, provides for transportation services and natural gas supply for its customers on a firm basis. In addition, Omega is paid fees for the operation and maintenance of its pipeline, including expansion of the pipeline. Omega is responsible for the coordination, supervision and quality of the expansions while actual construction is generally performed by third party contractors. Revenues related to natural gas distribution are recognized upon delivery of natural gas and upon the substantial performance of management and supervision services related to the expansion of the natural gas distribution system.

  Dividends and distributions from investments — Dividends and distributions from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from the Company’s investments generally are comprised of ordinary income, capital gains and return of capital. The Company records investment income, capital gains and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

  During the year ended November 30, 2011, the Company reallocated the amount of 2010 income and return of capital it recognized for the period from December 1, 2009 through November 30, 2010 based on the 2010 tax reporting information received from the individual portfolio companies. This reclassification amounted to a decrease in pre-tax net income of approximately $422,000 or $0.046 per share ($263,000 or $0.029 per share, net of deferred tax benefit); an increase in net realized and unrealized gains on trading securities of approximately $47,000 or $0.005 per share ($29,000 or $0.003 per share, net of deferred tax expense) and a increase in net realized and unrealized gains on other equity securities of approximately $375,000 or $0.041 per share ($234,000 or $0.026 per share, net of deferred tax expense) for the year ended November 30, 2011.

  Realized and unrealized gains (losses) on trading securities and other equity securities — Changes in the fair values of the Company’s securities during the period reported and the gains or losses realized upon sale of securities during the period are reflected as other income within the accompanying Consolidated Statements of Income.

  Lease Income — Income related to the Company’s leased property is recognized on a straight-line basis over the term of the lease when collectability is reasonably assumed. Rental payments on the leased property are typically received on a semi-annual basis and are included as lease income within the accompanying Consolidated Statements of Income.

H. Cost of Sales — Included in the Company’s cost of sales are the amounts paid for gas and propane that are delivered to customers as well as the cost of material and labor related to the expansion of the natural gas distribution system.

I. Distributions to Stockholders — The amount of any quarterly distributions to stockholders will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the years ended November 30, 2011, November 30, 2010 and November 30, 2009, the source of the Company’s distributions for book purposes was 100 percent return of capital. For the year ended November 30, 2011, the Company’s distributions for tax purposes were comprised of 100 percent qualified dividend income. For the years ended November 30, 2010 and November 30, 2009, the Company’s distributions for tax purposes were comprised of 100 percent return of capital.

J. Federal and State Income Taxation — The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.

The Company’s trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company’s tax expense or benefit is included in the Consolidated Statements of Income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

K. Leases — The Company includes assets subject to lease arrangements within Leased property, net of accumulated depreciation in the Consolidated Balance Sheet. Lease payments received are reflected in lease income on the Consolidated Statements of Income, net of amortization of any off market adjustments.

L. Long-Lived Assets and Intangibles — Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to twenty years. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of assets, are capitalized and depreciated over the remaining estimated useful life of the asset.

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

In connection with these transactions, the Company may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and the Company may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, the Company will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense.

M. Offering Costs — Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.

N. Recent Accounting Pronouncement — In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” in GAAP and the International Financial Reporting Standards (“IFRSs”). ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. Management is currently evaluating the impact of these amendments and does not believe they will have a material impact on the Company’s consolidated financial statements.

3. Concentrations

The Company has historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of November 30, 2011, investments in securities of energy infrastructure companies represented approximately 73 percent of the Company’s total assets. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT qualified.

The Company’s leased property at November 30, 2011 is leased to a single entity, Public Service Company of New Mexico, as further described in Note 7 below. Public Service Company of New Mexico’s financial condition and ability and willingness to satisfy its obligations under its leases with the Company have a considerable impact on the Company’s results of operations and ability to service its indebtedness.

Mowood, the Company’s wholly owned subsidiary, has a ten-year contract expiring in 2015 to supply natural gas to the Department of Defense (“DOD”). Revenue related to the DOD contract accounted for 88 percent of sales revenues for the period from September 21, 2011 through November 30, 2011. Mowood, through its wholly owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. Revenues related to these services accounted for 16 percent of sales revenues for the period from September 21, 2011 through November 30, 2011. Amounts due from the DOD account for 85 percent of the consolidated accounts receivable balance at November 30, 2011.

Mowood’s contracts for its supply of natural gas are concentrated among select providers. Payments to the top supplier of natural gas accounted for 60 percent of cost of sales for the period from September 21, 2011 through November 30, 2011.

4. Agreements

The Company entered into a new management agreement after its fiscal year end as more fully described in Note 15. From the Company’s inception through November 30, 2011, it had an Investment Advisory Agreement with Tortoise Capital Advisors, L.L.C. Under the terms of the Investment Advisory Agreement, the Adviser is paid a fee consisting of a base management fee and an incentive fee. The base management fee is 0.375 percent (1.5 percent annualized) of the Company’s average monthly Managed Assets, calculated and paid quarterly in arrears within thirty days of the end of each fiscal quarter. The term “Managed Assets” as used in the calculation of the management fee means total assets (including any assets purchased with or attributable to borrowed funds but excluding any net deferred tax asset) minus accrued liabilities other than (1) net deferred tax liabilities, (2) debt entered into for the purpose of leverage and (3) the aggregate liquidation preference of any outstanding preferred shares. The base management fee for any partial quarter is appropriately prorated.

The Adviser reimbursed the Company for certain expenses in an amount equal to an annual rate of 0.25 percent of the Company’s average monthly Managed Assets during the period from December 1, 2008 through May 31, 2010 and in an amount equal to an annual rate of 0.50 percent of the Company’s average monthly Managed Assets from June 1, 2010 through November 30, 2011. During the years ended November 30, 2011, November 30, 2010 and November 30, 2009, the Adviser reimbursed the Company $484,082, $308,003 and $225,266, respectively, which are included in management fees, net of expense reimbursement in the Consolidated Statements of Income. If the Adviser had not reimbursed the Company for these fees, management fees would have been higher.

The incentive fee consists of two parts. The first part, the investment income fee, is equal to 15 percent of the excess, if any, of the Company’s Net Investment Income for the fiscal quarter over a quarterly hurdle rate equal to 2 percent (8 percent annualized), and multiplied, in either case, by the Company’s average monthly Net Assets for the quarter. “Net Assets” means the Managed Assets less deferred taxes, debt entered into for the purposes of leverage and the aggregate liquidation preference of any outstanding preferred shares. “Net Investment Income” means interest income (including accrued interest that we have not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital), and any other income (including any fees such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that the Company is entitled to receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for such quarter (including the base management fee, expense reimbursements payable pursuant to the Investment Advisory Agreement, any interest expense, any accrued income taxes related to net investment income, and distributions paid on issued and outstanding preferred stock, if any, but excluding the incentive fee payable). Net Investment Income also includes, in the case of investments with a deferred interest or income feature (such as original issue discount, debt or equity instruments with a payment-in-kind feature, and zero coupon securities), accrued income that the Company has not yet received in cash. Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The investment income fee is calculated and payable quarterly in arrears within thirty (30) days of the end of each fiscal quarter. The investment income fee calculation is adjusted appropriately on the basis of the number of calendar days in the first fiscal quarter the fee accrues or the fiscal quarter during which the Agreement is in effect in the event of termination of the Agreement during any fiscal quarter. During the years ended November 30, 2011, November 30, 2010 and November 30, 2009, the Company accrued no investment income fees.

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

The payable for capital gain incentive fees is a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. For the years ended November 30, 2011, November 30, 2010 and November 30, 2009, the Company accrued no capital gain incentive fees. Pursuant to the Investment Advisory Agreement, the capital gain incentive fee is paid annually only if there are realization events and only if the calculation defined in the agreement results in an amount due. No capital gain incentive fees have been paid since the commencement of operations.

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

5. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of November 30, 2011 and November 30, 2010 are as follows:

	November 30, 2011	November 30, 2010
Deferred tax assets:
Organization costs	$(20,068)	$(21,231)
Capital loss carryforwards	—	(4,268,529)
Net operating loss carryforwards	(2,624,525)	(6,343,988)
Cost recovery of leased assets	(119,970)	—
AMT and State of Kansas credit	(205,039)	(5,039)
Valuation allowance	—	558,533
	(2,969,602)	(10,080,254)
Deferred tax liabilities:
Basis reduction of investment in partnerships	2,244,914	783,156
Net unrealized gain on investment securities	697,152	8,640,355
	2,942,066	9,423,511
Total net deferred tax asset	$(27,536)	$(656,743)

At November 30, 2011, a valuation allowance on deferred tax assets was not deemed necessary because the Company believes it is more likely than not that there is an ability to realize its deferred tax assets through future taxable income. Any adjustments to the Company’s estimates of future taxable income will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of November 30, 2011, the Company had no uncertain tax positions and no penalties and interest were accrued. The Company does not expect any change to its unrecognized tax positions in the twelve months subsequent to November 30, 2011. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.

Total income tax expense differs from the amount computed by applying the federal statutory income tax rates of 35 percent for the year ended November 30, 2011 and 34 percent for the years ended November 30, 2010 and 2009 to net investment loss and net realized and unrealized gains (losses) on investments for the years presented, as follows:

	For the year ended	For the year ended	For the year ended
	November 30, 2011	November 30, 2010	November 30, 2009
Application of statutory income tax rate	$1,331,750	$6,609,437	$90,219
State income taxes, net of federal tax benefit	133,158	353,799	9,314
Dividends received deduction	(86)	—	—
Change in deferred tax liability due to change in overall tax rate	(23,432)	288,968	(68,375)
Change in deferred tax valuation allowance	(558,533)	(2,479,556)	223,198
Total income tax expense	$882,857	$4,772,648	$254,356

Total income taxes are computed by applying the federal statutory rate plus a blended state income tax rate. During the year, the Company re-evaluated its overall federal and state income tax rate, increasing it from 35.82 percent to 37.62 percent, due to (1) an anticipated 35 percent federal rate, and (2) anticipated state apportionment of income and gains.

The components of income tax expense include the following for the years presented:

	For the year ended	For the year ended	For the year ended
	November 30, 2011	November 30, 2010	November 30, 2009
Current tax expense
State (reflects a federal tax benefit in deferred tax expense)	$53,650	$—	$—
AMT	200,000	—	—
Total current tax expense	253,650	—	—
Deferred tax expense
Federal	585,386	4,530,152	230,554
State (net of federal tax benefit)	43,821	242,496	23,802
Total deferred tax expense	629,207	4,772,648	254,356
Total income tax expense	$882,857	$4,772,648	$254,356

The deferred income tax expense for the years ended November 30, 2011, 2010 and 2009 includes the impact of the change in valuation allowance for such respective years.

As of November 30, 2011, the Company had a net operating loss for federal income tax purposes of approximately $7,236,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,883,000 and $3,353,000 in the years ending November 30, 2029 and 2030, respectively. As of November 30, 2011, the Company utilized its capital loss carryforward of approximately $12,000,000. The capital gains for the year ended November 30, 2011 have been estimated based on information currently available. Such estimate is subject to revision upon receipt of the 2011 tax reporting information from the individual partnerships. For corporations, capital losses can only be used to offset capital gains and cannot be used to offset ordinary income. As of November 30, 2011, an alternative minimum tax credit of $203,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	November 30, 2011	November 30, 2010
Aggregate cost for federal income tax purposes	$68,264,534	$68,894,462
Gross unrealized appreciation	8,307,122	32,072,976
Gross unrealized depreciation	(4,883,958)	(5,765,015)
Net unrealized appreciation	$3,423,164	$26,307,961

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

  Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

Valuation Techniques
In general, and where applicable, the Company uses readily available market quotations based upon the last updated sales price from the principal market to determine fair value. This pricing methodology applies to the Company’s Level 1 trading securities.

The Company’s other equity securities are classified as Level 3. See discussion of the valuation technique and assumptions in Note 2.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of November 30, 2011 and November 30, 2010. These assets and liabilities are measured on a recurring basis.

November 30, 2011

	Fair Value at
Description	November 30, 2011	Level 1	Level 2	Level 3
Assets:
Trading Securities	$27,037,642	$27,037,642	$—	$—
Other Equity Securities	41,856,730	—	—	41,856,730
Total Assets	$68,894,372	$27,037,642	$—	$41,856,730

November 30, 2010

	Fair Value at
Description	November 30, 2010	Level 1	Level 2	Level 3
Assets:
Trading Securities	$20,806,821	$20,806,821	$—	$—
Other Equity Securities	72,929,409	—	—	72,929,409
Total Assets	$93,736,230	$20,806,821	$—	$72,929,409

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the years ended November 30, 2011 and November 30, 2010, are as follows:

	Year ended	Year ended
	November 30, 2011	November 30, 2010
Fair value beginning balance	$72,929,409	$77,146,520
Total realized and unrealized gains included in net income	1,026,134	10,473,595
Purchases	20,987,605	750,000
Sales	(42,275,886)	(12,494,034)
Return of capital adjustments impacting cost basis of securities	(1,518,285)	(2,946,672)
Transfers out	(9,292,247)	—
Fair value ending balance	$41,856,730	$72,929,409

The amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets
still held at the reporting date	$(3,287,478)	$13,909,657

The Company utilizes the beginning of reporting period method for determining transfers between levels. For the year ended November 30, 2011, there were transfers out of Level 3 assets in the amount of $9,292,247, which represents the values of the Company’s equity interest in Mowood and subordinated debt issued to Mowood at the beginning of the year that were eliminated upon consolidation. There were no transfers between Level 1 and Level 2 for the years ended November 30, 2011 and November 30, 2010, respectively.

Certain condensed financial information of the unconsolidated affiliates follows. The information is the most recently available financial information for these companies, which is the last twelve months ended September 30, 2011 for High Sierra Energy, LP and VantaCore Partners, LP, and the last twelve months ended October 31, 2011 for Lightfoot Capital Partners LP. Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization, adjusted for extraordinary or non-recurring items as reported by the portfolio companies.

Revenues	$2,867,168,000	Total Assets	$927,171,000
Costs and Expenses	2,810,625,000	Total Liabilities	528,174,000
Adjusted EBITDA	$56,543,000	Partners’ Equity	$398,997,000

7. Acquisition of Eastern Interconnect Project

On June 30, 2011, the Company purchased 100 percent ownership of a 40 percent undivided interest in the Eastern Interconnect Project (“EIP”) for approximately $15.6 million, including the assumption of $3.4 million of debt. The acquisition of the EIP was accounted for as a business combination, in accordance with ASC 805. The Company incurred costs of approximately $0.6 million in connection with the acquisition which were expensed during the year ended November 30, 2011. The transaction resulted in the acquisition of assets and liabilities as follows:

Physical assets	$14,126,849
Lease receivable	711,229
Intangible lease asset	1,094,771
Debt	(3,409,000)
Fair value premium on debt	(186,493)
Interest payable	(87,356)
Net cash consideration paid	$12,250,000

Physical Assets:
The EIP transmission assets move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components. The assets are depreciated for book purposes over an estimated useful life of 20 years. The amount of depreciation of leased property reflected during the year ended November 30, 2011 was $294,309.

Lease:
The project is leased on a triple net basis through April 1, 2015 to Public Service Company of New Mexico, an independent electric utility company serving approximately 500,000 customers in New Mexico. Public Service Company of New Mexico is a subsidiary of PNM Resources (NYSE: PNM). At the time of expiration of the lease, the Company may choose to renew the lease with the lessee, the lessee may offer to repurchase the EIP, or the lease can be allowed to expire and the Company will find another lessee. Under the terms of the lease, the Company will receive semi-annual lease payments. At the time of acquisition, the rate of the lease was determined to be above market rates for similar leased assets and the Company recorded an intangible asset of $1,094,771 for this premium which is being amortized as contra-lease income over the remaining lease term.

Debt
The Company assumed a note with an outstanding principal balance of $3.4 million. The debt is collateralized by the EIP transmission assets. The note matures on October 1, 2012 and accrues interest at an annual rate of 10.25 percent, with principal and interest payments due on a semi-annual basis. At the time of acquisition, the interest rate on the assumed debt was determined to be above market rates for similar debt and the Company recorded an intangible of $186,493 for this premium which is being amortized as a contra-interest expense over the remaining debt term.

8. Property and Equipment

Property and equipment consists of the following:

November 30, 2011
Natural gas pipeline	$5,215,424
Vehicles	98,717
Computers	12,150
5,326,291
Less accumulated depreciation	(1,483,616)
$3,842,675

The amount of depreciation of property and equipment recognized for the period from September 21, 2011 through November 30, 2011 was $69,945.

9. Leases

The Company’s investment in EIP is leased under net operating leases with various terms to Public Service Company of New Mexico (“PNM”). PNM is referred to as the “Major Tenant”.

The future contracted minimum rental receipts for all net leases as of November 30, 2011 are as follows:

Year Ending November 30,	Amount
2012	$2,844,914
2013	2,844,914
2014	2,844,914
2015	1,422,457
Thereafter	—
Total	$9,957,199

In view of the fact that the Major Tenant leases a substantial portion of the Company’s net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, have a considerable impact on the results of operation and the Company’s ability to service its indebtedness.

The Major Tenant is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of the Major Tenant can be found on the SEC’s website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of the Major Tenant but has no reason not to believe the accuracy or completeness of such information. In addition, the Major Tenant has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of the Major Tenant that are filed with the SEC is incorporated by reference into, or in any way form part of this filing.

On December 31, 2009, Mowood sold one of its wholly owned subsidiaries to an unrelated third party. As part of that agreement, Mowood assumed a lease obligation, including insurance and other maintenance costs, for office space to be used by the sold subsidiary through April 2013. The fair value of the future minimum lease payments and estimated costs were recorded as a liability upon the sale of the subsidiary.

Years Ending November 30,	Lease Obligation	Interest Portion	Estimated Expenses	Total Obligation
2012	$80,453	$(2,948)	$2,403	$79,908
2013	27,079	(238)	801	27,642
	$107,532	$(3,186)	$3,204	$107,550

10. Intangibles

The Company has recorded an intangible lease asset for the fair value of the amount by which the remaining contractual lease payments exceed market lease rates at the time of acquisition. The intangible lease asset is being amortized on a straight-line basis over the life of the lease term, which expires on April 1, 2015. Amortization of the intangible lease asset is reflected in the accompanying Consolidated Statements of Income as a reduction to lease income.

Intangible lease asset
Balance at June 30, 2011	$1,094,771
Less accumulated depreciation	(121,641)
Balance at November 30, 2011	$973,130

Estimated amortization expense for the five years succeeding November 30, 2011 are as follows:

Year Ending November 30,	Amount
2012	$291,939
2013	291,939
2014	291,939
2015	97,313
2016	—
Total	$973,130

11. Credit Facilities

On November 30, 2011, the Company entered into a 180-day rolling evergreen margin loan facility with Bank of America, N.A. The terms of the agreement provide for a $10,000,000 facility that is secured by certain of the Company’s assets. Outstanding balances generally will accrue interest at a variable rate equal to one-month LIBOR plus 0.75 percent and unused portions of the facility will accrue a fee equal to an annual rate of 0.25 percent. The Company did not have any borrowings outstanding as of November 30, 2011. As of November 30, 2011, the Company had segregated trading securities with an aggregate value of $1,245,350 to serve as collateral for potential borrowings under the loan facility.

On October 29, 2011, Mowood entered into a revolving note payable with a financial institution with a maximum borrowing base of $1,250,000. Borrowings on the note are secured by all of Mowood’s assets. Interest accrues at LIBOR, plus a 400 percent margin (4.25 percent at November 30, 2011), is payable monthly, with all outstanding principal and accrued interest payable on October 29, 2012. There are no outstanding borrowings under this agreement at November 30, 2011. The agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership.

12. Warrants

At November 30, 2011 and November 30, 2010, the Company had 945,594 warrants issued and outstanding. The warrants were issued to stockholders that invested in the Company’s initial private placements and became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitled the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants have no voting rights until such common shares are received upon exercise of the warrants.

On April 8, 2011, a proposal was approved by the Company’s stockholders which allowed the Company to amend the exercise price of its outstanding warrants from $15.00 per common share to an amount equal to the greater of the market price of the Company’s common shares on the New York Stock Exchange or NAV, each as determined at the end of the fiscal quarter immediately following approval of the proposal, plus 7.0 percent, and to extend the expiration date of such warrants by one year. Based on these guidelines, the exercise price of the warrants was changed to $11.41 per common share as of May 31, 2011. All warrants expire on February 6, 2014. This modification was not material to the financial statements.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended	For the year ended	For the year ended
	November 30, 2011	November 30, 2010	November 30, 2009
Net income	$2,922,143	$14,666,874	$10,994
Basic and diluted weighted average shares(1)	9,159,809	9,107,070	8,997,145
Basic and diluted earnings per share	$0.32	$1.61	$0.00

(1)	Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

14. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

		For the Fiscal Quarter Ended
	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011 (1)
Sales revenue	$—	$—	$—	$2,161,723
Lease income	—	—	425,496	638,244
Total revenue	—	—	425,496	2,799,967
Cost of sales	—	—	—	1,689,374
Management fees, net of expense reimbursements	234,680	241,193	248,367	243,923
All other expenses	153,843	157,012	958,468	769,024
Total expenses	388,523	398,205	1,206,835	2,702,321
Income (loss) from operations, before income taxes	(388,523)	(398,205)	(781,339)	97,646
Deferred tax benefit (expense), net	135,261	145,248	303,528	(27,020)
Income (loss) from operations	(253,262)	(252,957)	(477,811)	70,626
Realized and unrealized gain (loss) on securities
transactions, before income taxes	677,745	4,441,071	2,043,019	(2,578,087)
Distributions and income from investments, net	561,786	253,396	(189,001)	25,492
Other income	—	40,000	—	—
Total other income (loss), before income taxes	1,239,531	4,734,467	1,854,018	(2,552,595)
Current and deferred tax benefit (expense), net	127,001	(1,698,498)	(785,568)	917,191
Total other income (loss)	1,366,532	3,035,969	1,068,450	(1,635,404)
Net income (loss)	$1,113,270	$2,783,012	$590,639	$(1,564,778)
Basic and diluted earnings per share	$0.12	$0.30	$0.07	$(0.17)

(1)	Results of operations for the fiscal quarter ended November 30, 2011 reflect the consolidation of the Company’s wholly owned subsidiary, Mowood, LLC, effective September 21, 2011.
		For the Fiscal Quarter Ended
	February 28, 2010	May 31, 2010	August 31, 2010	November 30, 2010
Total revenue	$—	$—	$—	$—
Management fees, net of expense reimbursements	258,268	258,087	191,174	218,291
All other expenses	220,187	255,058	370,734	126,577
Total expenses	478,455	513,145	561,908	344,868
Income (loss) from operations, before income taxes	(478,455)	(513,145)	(561,908)	(344,868)
Deferred tax benefit (expense), net	73,198	298,752	210,771	125,496
Income (loss) from operations	(405,257)	(214,393)	(351,137)	(219,372)
Realized and unrealized gain (loss) on securities
transactions, before income taxes	4,529,473	(6,711,026)	11,649,852	9,977,772
Distributions and income from investments, net	681,764	380,495	14,865	776,123
Other income	10,392	8,688	8,000	11,500
Total other income (loss), before income taxes	5,221,629	(6,321,843)	11,672,717	10,765,395
Current and deferred tax benefit (expense), net	(798,849)	(744,134)	(778,389)	(3,159,493)
Total other income (loss)	4,422,780	(7,065,977)	10,894,328	7,605,902
Net income (loss)	$4,017,523	$(7,280,370)	$10,543,191	$7,386,530
Basic and diluted earnings per share	$0.44	$(0.80)	$1.16	$0.81

15. Subsequent Events

On December 1, 2011, the Company terminated its Investment Advisory Agreement with the Adviser and executed a Management Agreement with Corridor InfraTrust Management, LLC (“Corridor”). The terms of the new Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s average monthly managed assets for such quarter. Managed assets means all of the securities of the Company and all of the real property assets of the Company (including any securities or real property assets purchased with or attributable to any borrowed funds) minus all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. The Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock. In addition, the Company entered into a new Advisory Agreement by and among the Company, Tortoise Capital Advisors, L.L.C. and Corridor under which Tortoise Capital Advisors, L.L.C. will provide certain securities focused investment services necessary to evaluate, monitor and liquidate the Company’s remaining securities portfolio and also provide the Company with certain operational (i.e. non-investment) services. Corridor will compensate Tortoise Capital Advisors, L.L.C. for such services provided to the Company.

On January 25, 2012, the Company filed an amended shelf registration statement with the Securities and Exchange Commission for the purposes of raising additional capital.

On February 6, 2012, the Company declared a $0.11 per share distribution to be paid on March 1, 2012 to stockholders of record on February 22, 2012.

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined that no additional items require recognition or disclosure.

ADDITIONAL INFORMATION (Unaudited)

Officers and Directors as of December 1, 2011

Name	TTO Position
Conrad S. Ciccotello	Director
John R. Graham	Director
Charles E. Heath	Director
Richard C. Green	Director and Chairman of the Board
David J. Schulte	Director and Chief Executive Officer
Terry C. Matlack	Chief Financial Officer
Edward Russell	President
David Haley	Senior Vice President
Rebecca M. Sandring	Treasurer
P. Bradley Adams	Assistant Treasurer
Connie J. Savage	Secretary
Diane M. Bono	Assistant Secretary

Director and Officer Compensation

The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the year ended November 30, 2011, the aggregate compensation paid by the Company to the independent directors was $69,000. The Company did not pay any special compensation to any of its directors or officers.

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
David J. Schulte
Director and Chief Executive Officer

February 13, 2012

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints David J. Schulte and Terry C. Matlack, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, herby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities indicated on February 13, 2012.

Signature	Capacity

/s/Terry C. Matlack	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/David J. Schulte	Director and Chief Executive Officer
(Principal Executive Officer)

/s/Conrad S. Ciccotello	Director

/s/John R. Graham	Director

/s/Charles E. Heath	Director

/s/Richard C. Green	Director