Form 10-Q
period 2012-02-29
TORTOISE CAPITAL RESOURCES CORP
filed 2012-04-09
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The number of shares of the issuer’s Common Stock, par value $.001 outstanding as of March 31, 2012 was 9,180,935.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes and with the MD&A analysis included within; as well as provided in the 2011 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ended November 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tortoise Capital Resources Corporation (“the Company’s”) Annual Report on Form 10-K for the year ended November 30, 2011.

Tortoise Capital Resources Corporation
CONSOLIDATED BALANCE SHEETS

	February 29, 2012	November 30, 2011
	(Unaudited)
Assets
Trading securities, at fair value	$29,503,101	$27,037,642
Other equity securities, at fair value	47,269,729	41,856,730
Leased property, net of accumulated depreciation of $470,895 and $294,309, respectively	13,655,954	13,832,540
Cash and cash equivalents	3,470,268	2,793,326
Property and equipment, net of accumulated depreciation of $1,540,523 and
$1,483,616, respectively	3,799,102	3,842,675
Escrow receivable	1,677,052	1,677,052
Accounts receivable	2,215,991	1,402,955
Intangible lease asset, net of accumulated amortization of $194,626 and
$121,641, respectively	900,145	973,130
Lease receivable	1,185,381	474,152
Prepaid expenses	217,800	140,017
Receivable for Adviser expense reimbursement	—	121,962
Deferred tax asset	—	27,536
Other assets	322,001	107,679
Total Assets	104,216,524	94,287,396
Liabilities and Stockholders’ Equity
Liabilities
Management fees payable to Adviser	247,381	365,885
Distribution payable to common stockholders	1,009,462	—
Accounts payable	507,814	597,157
Line of credit	1,045,000	—
Long-term debt	2,237,355	2,279,883
Lease obligation	87,860	107,550
Deferred tax liability	3,428,378	—
Accrued expenses and other liabilities	489,382	510,608
Total Liabilities	9,052,632	3,861,083
Stockholders’ Equity
Warrants, no par value; 945,594 issued and outstanding at February 29, 2012
and November 30, 2011 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 9,176,889 shares issued and outstanding at February 29, 2012 and 9,176,889 shares issued
and outstanding at November 30, 2011 (100,000,000 shares authorized)	9,177	9,177
Additional paid-in capital	94,673,276	95,682,738
Accumulated deficit	(889,261)	(6,636,302)
Total Stockholders’ Equity	$95,163,892	$90,426,313
Total Liabilities and Stockholders’ Equity	$104,216,524	$94,287,396

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the three	For the three
	months ended	months ended
	February 29, 2012	February 28, 2011
Revenue
Sales revenue	$2,437,310	$—
Lease income	638,244	—
Total Revenue	3,075,554	—
Expenses
Cost of sales (excluding depreciation expense)	2,004,672	—
Management fees, net of expense reimbursements	247,381	234,680
Professional fees	108,578	80,876
Depreciation expense	246,805	—
Operating expenses	172,641	—
Directors’ fees	14,581	14,573
Interest expense	27,409	—
Other expenses	57,260	58,394
Total Expenses	2,879,327	388,523
Gain (loss) from operations	196,227	(388,523)
Other Income
Net distributions and dividend income on securities	85,262	561,786
Net realized and unrealized gain (loss) on trading securities	2,862,272	1,422,329
Net realized and unrealized gain (loss) on other equity securities	6,069,194	(744,584)
Total Other Income	9,016,728	1,239,531
Income before income taxes	9,212,955	851,008
Taxes
Current tax expense	(10,000)	—
Deferred tax (expense) benefit	(3,455,914)	262,262
Income tax (expense) benefit, net	(3,465,914)	262,262
Net Income	$5,747,041	$1,113,270
Earnings Per Common Share:
Basic and Diluted	$0.63	$0.12
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,176,889	9,146,506
Dividends declared per share	$0.11	$0.10

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three	For the three
	months ended	months ended
	February 29, 2012	February 28, 2011
Operating Activities
Net Income	$5,747,041	$1,113,270
Adjustments:
Distributions received from investment securities	1,053,007	305,725
Deferred income tax, net	3,455,914	(262,262)
Depreciation expense	246,805	—
Amortization of intangible lease asset	72,985	—
Amortization of assumed debt premium	(42,527)	—
Realized and unrealized gain on trading securities	(2,862,272)	(1,422,329)
Realized and unrealized (gain) loss on other equity securities	(6,069,194)	744,584
Changes in assets and liabilities:
Decrease in interest, dividend and distribution receivable	—	42,811
Increase in lease receivable	(711,229)	—
Increase in accounts receivable	(813,036)	—
Increase in prepaid expenses and other assets	(292,105)	(5,971)
Increase in management fees payable to Adviser, net of expense reimbursement	3,458	16,389
Decrease in accounts payable	(89,343)	—
Decrease in accrued expenses and other liabilities	(21,226)	(6,489)
Net cash (used in) provided by operating activities	$(321,722)	$525,728
Investing Activities
Purchases of long-term investments	—	(7,970,756)
Proceeds from sales of long-term investments	—	8,177,504
Proceeds from sale of property and equipment	3,076	—
Purchases of property and equipment	(29,722)	—
Net cash provided by (used in) investing activities	$(26,646)	$206,748
Financing Activities
Payments on lease obligation	(19,690)	—
Advances from revolving line of credit	1,045,000	—
Net cash provided by financing activities	$1,025,310	$—
Net change in cash and cash equivalents	676,942	732,476
Cash and cash equivalents at beginning of year	2,793,326	1,466,193
Cash and cash equivalents at end of quarter	$3,470,268	$2,198,669
Supplemental Disclosure of Cash Flow Information
Interest paid	$11,665	$—
Income taxes paid	$96,000	$—

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Capital Stock
				Additional	Retained Earnings
	Shares	Amount	Warrants	Paid-in Capital	(Accumulated Deficit)	Total
Balance at
November 30, 2009	9,078,090	$9,078	$1,370,700	$101,929,307	$(19,012,500)	$84,296,585
Net Income					14,666,874	14,666,874
Distributions to stockholders
sourced as return of capital				(3,915,124)		(3,915,124)
Reinvestment of distributions
to stockholders	68,416	69		430,769		430,838
Balance at
November 30, 2010	9,146,506	9,147	1,370,700	98,444,952	(4,345,626)	95,479,173
Net Income					2,922,143	2,922,143
Distributions to stockholders
sourced as return of capital				(3,755,607)		(3,755,607)
Reinvestment of distributions
to stockholders	30,383	30		252,212		252,242
Consolidation of
wholly-owned subsidiary				741,181	(5,212,819)	(4,471,638)
Balance at
November 30, 2011	9,176,889	9,177	1,370,700	95,682,738	(6,636,302)	90,426,313
Net Income					5,747,041	5,747,041
Distributions to stockholders
sourced as return of capital				(1,009,462)		(1,009,462)
Balance at
February 29, 2012	9,176,889	$9,177	$1,370,700	$94,673,276	$(889,261)	$95,163,892

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 29, 2012

1. BASIS OF PRESENTATION

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

With the filing of our Annual Report on Form 10-K for the year ended November 30, 2011, the Company’s consolidated financial statements included the accounts of the Company and its wholly-owned subsidiary, Mowood. Mowood is the holding company for Omega Pipeline Company (“Omega”). Omega is a natural gas local distribution company that owns and operates a natural gas distribution system in Fort Leonard Wood, Missouri. Omega is responsible for purchasing and coordinating delivery of natural gas to Fort Leonard Wood as well as performing maintenance and expansion of the pipeline. In addition, Omega provides gas marketing services to local commercial end users. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. These consolidated financial statements and Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2011.

Mowood

Consolidation of Mowood was initiated at the time the Company withdrew its election to be treated as a BDC (September 21, 2011) and began reporting its financial results in accordance with general corporate reporting guidelines instead of under the AICPA Investment Company Audit Guide (the “Guide”). At that time, the presentation of the Company’s financial statements also changed prior year’s presentation and have been reclassified to conform to the presentation required for general corporate entities and to provide comparability of financial results across reporting periods. The reclassification of account balances are summarized below:

  Items on the Consolidated Statements of Income for the period ended February 28, 2011 have been reclassified and aggregated to conform to the presentation of the results of operations for the period ended February 29, 2012. However, there was no impact to net income or earnings per share. Income from investment securities is no longer considered to be part of the Company’s operations and therefore has been classified as other income.

  Components of cash flows for the period ended February 28, 2011 have been reclassified and aggregated to conform to the presentation of cash flows for the period ended February 29, 2012.

The accompanying consolidated financial statements reflect the results of the Company’s operations for the quarters ended February 28, 2011 and February 29, 2012. For the first quarter of 2011, the Mowood investment was reported under the Guide and therefore reported and accounted for as an investment carried at fair value; subsequent to September 21, 2011, the Company ceased reporting under the Guide.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period presented. Operating results for the three months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending November 30, 2012. These consolidated financial statements and Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2011.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

A. Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

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

C. Security Transactions and Fair Value — Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis.

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

The Company holds investments in illiquid securities, including debt and equity securities of privately-held companies. These investments generally are subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments. The Company’s Board of Directors may consider other methods of valuing investments as appropriate and in conformity with GAAP.

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

The fair value of investments in private portfolio companies is determined based on various factors, including enterprise value, observable market transactions, such as recent offers to purchase a company, recent transactions involving the purchase or sale of the equity securities of the company, or other liquidation events. The determined equity values may be discounted when the Company has a minority position is subject to restrictions on resale, has specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other comparable factors exist.

The Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments. An independent valuation firm has been engaged by the Company to provide independent, third-party valuation consulting services based on procedures that the Company has identified and may ask them to perform from time to time on all or a selection of private investments as determined by the Company. The multi-step valuation process is specific to the level of assurance that the Company requests from the independent valuation firm. For positive assurance, the process is as follows:

  The independent valuation firm prepares the preliminary valuations and the supporting analysis. At February 29, 2012, the independent valuation firm performed positive assurance valuation procedures on five portfolio companies comprising 99.9 percent of the total fair value of other equity securities.

  The Investment Committee of Tortoise Capital Advisors, L.L.C. reviews the preliminary valuations and supporting analyses, and considers and assesses, as appropriate, any changes that may be required to the preliminary valuations;

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

Escrow Receivable — The fair value of the escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, will be released upon satisfaction of certain post-closing obligations and/or the expiration of certain time periods (the shortest of which is 14 months from the April 2011 closing date of the sale).

Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the Company’s current expected rate for an equivalent transaction. The estimated fair values of the Company’s financial instruments are shown in the table below. The carrying value of the line of credit approximates the fair value due to its short term nature.

	February 29, 2012		November 30, 2011
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$3,470,268	$3,470,268	$2,793,326	$2,793,326
Escrow receivable	1,677,052	1,677,052	1,677,052	1,677,052
Financial Liabilities
Long-term debt	2,237,355	2,324,084	2,279,883	2,320,851
Line of Credit	1,045,000	1,045,000	—	—

D. Cash and Cash Equivalents — The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC insured limits. The Company’s cash equivalents are comprised of short-term, liquid money market instruments.

E. Accounts Receivable — Accounts receivable is presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At February 29, 2012, management determined that an allowance for doubtful accounts related to our leases was not required. Lease payments by our major tenant as defined within Note 8, have remained timely and without lapse. Management also determined that an allowance for doubtful accounts related to other revenue items was not necessary at February 29, 2012.

F. Revenue and Other Income Recognition — Specific policies for the Company’s revenue and other income items are as follows:

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

  Dividends and distributions from investments — Dividends and distributions from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from the Company’s investments generally are characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital is paid by our investees from their cash flow from operations. The Company records investment income, capital gains and distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

For the period from December 1, 2011 through February 29, 2012, the Company estimated the allocation of investment income and distributions received from investment securities for the distributions received from its portfolio companies within the Consolidated Statements of Income. For this period, the Company has estimated approximately 7 percent as investment income and approximately 93 percent distributions received from investment securities. The return of capital portion of the distributions are reflected on the cash flow statements as “distributions received from investment securities.”

  Realized and unrealized gains (losses) on trading securities and other equity securities — Changes in the fair values of the Company’s securities during the period reported and the gains or losses realized upon sale of securities during the period are reflected as other income within the accompanying Consolidated Statements of Income.

  Lease Income — Income related to the Company’s leased property is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Rental payments on the leased property are typically received on a semi-annual basis and are included as lease income within the accompanying Consolidated Statements of Income.

  Securities Transactions and Investment Income Recognition — Securities transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from our equity investments generally are comprised of ordinary income, capital gains and distributions received from investment securities from the portfolio company. We record investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each portfolio company and/or other industry sources. These estimates may subsequently be revised based on information received from the portfolio companies after their tax reporting periods are concluded, as the actual character of these distributions are not known until after our fiscal year end.

G. Cost of Sales — Included in the Company’s cost of sales are the amounts paid for gas and propane that are delivered to customers as well as the cost of material and labor related to the expansion of the natural gas distribution system.

H. Distributions to Stockholders — The amount of any quarterly distributions to stockholders will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2011 and the period ended February 29, 2012 the source of the Company’s distributions for book purposes was 100 percent distributions received from investment securities. For the year ended November 30, 2011, the Company’s distributions for tax purposes were comprised of 100 percent qualified dividend income. The tax character of distributions paid to common stockholders in the current year will be determined subsequent to November 30, 2012.

I. Federal and State Income Taxation — The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.

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

J. Leases — The Company includes assets subject to lease arrangements within Leased property, net of accumulated depreciation in the Consolidated Balance Sheet. Lease payments received are reflected on the Consolidated Statements of Income, net of amortization of any off market adjustments.

K. Long-Lived Assets and Intangibles — Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to twenty years. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of assets, are capitalized and depreciated over the remaining estimated useful life of the asset.

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

L. Offering Costs — Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.

M. Recent Accounting Pronouncement — In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” in GAAP and the International Financial Reporting Standards (“IFRSs”). ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. Management is currently evaluating the impact of these amendments and does not believe they will have a material impact on the Company’s consolidated financial statements.

Note 3. CONCENTRATIONS

The Company has historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of February 29, 2012, investments in securities of energy infrastructure companies represented approximately 74 percent of the Company’s total assets. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT qualified.

The Company’s leased property at February 29, 2012 is leased to a single entity, Public Service Company of New Mexico, as further described in Note 8. Public Service Company of New Mexico’s financial condition and ability and willingness to satisfy its obligations under its leases with the Company has a considerable impact on the Company’s results of operations and ability to service its indebtedness.

Mowood, the Company’s wholly owned subsidiary, has a ten-year contract expiring in 2015 to supply natural gas to the Department of Defense (“DOD”). Revenue related to the DOD contract accounted for 91 percent of sales revenues for the period from December 1, 2011 through February 29, 2012. Mowood, through its wholly owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. Amounts due from the DOD account for 92 percent of the consolidated accounts receivable balance at February 29, 2012.

Mowood’s contracts for its supply of natural gas are concentrated among select providers. Payments to its largest supplier of natural gas accounted for 52 percent of cost of sales for the period from December 1, 2011 through February 29, 2012.

Note 4. AGREEMENTS

On December 1, 2011, the Company executed a Management Agreement with Corridor InfraTrust Management, LLC (“Corridor”). The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s average monthly managed assets for such quarter. Managed assets means all of the securities of the Company and all of the real property assets of the Company (including any securities or real property assets purchased with or attributable to any borrowed funds) minus all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. The Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock. In addition, the Company entered into a new Advisory Agreement by and among the Company, Tortoise Capital Advisors, L.L.C. and Corridor under which Tortoise Capital Advisors, L.L.C. will provide certain securities focused investment services necessary to evaluate, monitor and liquidate the Company’s remaining securities portfolio and also provide the Company with certain operational (i.e. non-investment) services. Corridor will compensate Tortoise Capital Advisors, L.L.C. for such services provided to the Company.

Note 5. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of February 29, 2012 and November 30, 2011 are as follows:

	February 29, 2012	November 30, 2011
Deferred Tax Assets:
Organization costs	$(19,511)	$(20,068)
Net operating loss carry forwards	(4,367,714)	(2,624,525)
Cost recovery of leased assets	(99,176)	(119,970)
AMT and state of Kansas credit	(215,039)	(205,039)
Sub-total	$(4,701,440)	$(2,969,602)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$4,072,650	$2,244,914
Net unrealized gain on investment securities	4,057,168	697,152
Sub-total	$8,129,818	$2,942,066
Total net deferred tax liability (asset)	$3,428,378	$(27,536)

At February 29, 2012, a valuation allowance on deferred tax assets was not deemed necessary because the Company believes it is more likely than not that there is an ability to realize its deferred tax assets through future taxable income. Any adjustments to the Company’s estimates of future taxable income will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of February 29, 2012, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rates of 35 percent for the period ended February 29, 2012 and 34 percent for the period ended February 28, 2011 to net investment income and net realized and unrealized gains on investments for the periods presented, as follows:

	For the	For the
	three months ended	three months ended
	February 29, 2012	February 28, 2011
Application of statutory income tax rate	$3,224,535	$289,343
State income taxes, net of federal tax benefit	241,379	15,488
Other	—	(8,560)
Change in deferred tax valuation allowance	—	(558,533)
Total income tax expense (benefit)	$3,465,914	$(262,262)

Total income taxes are computed by applying the federal statutory rate plus a blended state income tax rate.

The components of income tax expense include the following for the periods presented:

	For the	For the
	three months ended	three months ended
Description	February 29, 2012	February 28, 2011
Current tax expense:
AMT	$10,000	$—
Total current tax expense	10,000	—
Deferred tax expense (benefit):
Federal	3,215,230	(248,937)
State (net of federal tax benefit)	240,684	(13,325)
Total deferred tax expense (benefit)	3,455,914	(262,262)
Total Income tax expense (benefit)	$3,465,914	$(262,262)

The deferred income tax benefit for the three months ended February 28, 2011 includes the impact of the change in valuation allowance.

As of November 30, 2011, the Company had a net operating loss for federal income tax purposes of approximately $7,236,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,883,000 and $3,353,000 in the years ending November 30, 2029 and 2030, respectively. The amount of deferred tax asset for net operating losses at February 29, 2012 includes amounts for the period from December 1, 2011 through February 29, 2012. As of November 30, 2011, the Company estimated that it utilized its capital loss carry forward for approximately $12,000,000. Such estimate is subject to revision upon receipt of the 2011 tax reporting information from the individual partnerships. As of November 30, 2011, an alternative minimum tax credit of $203,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Description	February 29, 2012	November 30, 2011
Aggregate cost for federal income tax purposes	$59,559,785	$65,471,208
Gross unrealized appreciation	19,430,998	8,307,122
Gross unrealized depreciation	(2,217,953)	(4,883,958)
Net unrealized appreciation	$17,213,045	$3,423,164

Note 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Various inputs are used in determining the fair value of the Company’s assets and liabilities. These inputs are summarized in the three broad levels listed below:

  Level 1 — quoted prices in active markets for identical investments.

  Level 2 — other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.).

  Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of February 29, 2012 and November 30, 2011. These assets and liabilities are measured on a recurring basis.

February 29, 2012

Description	February 29, 2012	Level 1	Fair Value Level 2	Level 3
Assets:
Trading securities	$29,503,101	$29,503,101	$—	$—
Other equity securities	47,269,729	—	—	47,269,729
Total Assets	$76,772,830	$29,503,101	$—	$47,269,729

November 30, 2011
Description	November 30, 2011	Level 1	Fair Value Level 2	Level 3
Assets:
Trading securities	$27,037,642	$27,037,642	$—	$—
Other equity securities	41,856,730	—	—	41,856,730
Total Assets	$68,894,372	$27,037,642	$—	$41,856,730

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended February 29, 2012 and February 28, 2011, are as follows:

	Three months ended	Three months ended
Description	February 29, 2012	February 28, 2011
Fair value beginning balance	$41,856,730	$72,929,409
Total realized and unrealized (losses) gains included
in net income	6,069,194	(744,584)
Purchases	—	400,000
Sales	—	(400,000)
Return of capital adjustments impacting cost
of basis securities	(656,195)	(84,009)
Fair value ending balance	$47,269,729	$72,100,816
The amount of total gains (losses) for the period
included in net income attributable to the
change in unrealized gains (losses) relating
to assets still held at the reporting date	$6,069,194	$(744,584)

The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels for the three months ended February 29, 2012 and February 28, 2011, respectively.

Certain condensed financial information of the unconsolidated affiliates follows. The information is the most recently available financial information for these companies, which is the three months ending December 31, 2011 as reported by the portfolio companies for High Sierra Energy LP (7.1 percent equity interest), VantaCore Partners LP, (20.1 percent equity interest) and Lighfoot Capital Partners LP (6.7 percent equity interest).

Revenues	$818,192,834	Current assets	$ 424,194,000
Operating expenses	$798,060,623	Noncurrent assets	$ 491,438,000
Net Income	$13,627,754	Current liabilities	$ 336,763,000
		Noncurrent liabilities	$ 174,049,000
		Partner’s equity	$ 404,820,000

Note 7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Description	February 29, 2012	November 30, 2011
Natural gas pipeline	$5,215,424	$5,215,424
Vehicles and storage trailers	110,782	98,717
Computers	13,419	12,150
Gross property, plant and equipment	5,339,625	5,326,291
Less accumulated depreciation	(1,540,523)	(1,483,616)
Net property, plant and equipment	$3,799,102	$3,842,675

Note 8. LEASES

The Company’s investment in the Eastern Interconnect Project (“EIP”) is leased under net operating leases with various terms to Public Service Company of New Mexico (“PNM”). PNM is referred to as the “Major Tenant”.

The future contracted minimum rental receipts for all net leases as of February 29, 2012 are as follows:

Amount
March 1 – December 31, 2012	$2,370,762
2013	2,844,914
2014	2,844,914
2015	1,422,457
Thereafter	—
Total	$9,483,047

In view of the fact that the Major Tenant leases a substantial portion of the Company’s net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, has a considerable impact on the results of operation and the Company’s ability to service its indebtedness.

The Major Tenant is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of the Major Tenant can be found on the SEC’s website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of the Major Tenant but has no reason not to believe the accuracy or completeness of such information. In addition, the Major Tenant has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of the Major Tenant that are filed with the SEC is incorporated by reference into, or in any way forms a part of this filing.

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

	Lease	Interest	Estimated	Total
Period	Obligation	Portion	Expenses	Obligation
March – November 30, 2012	$60,489	$(1,951)	$1,800	$60,338
December 1, 2012 – March 31, 2013	26,966	(244)	800	27,522
Total	$87,455	$(2,195)	$2,600	$87,860

Note 9. INTANGIBLES

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

Intangible
Lease Asset
Balance at November 30, 2011	$973,130
Accumulated amortization for period ended February 29, 2012	(72,985)
Balance at February 29, 2012	$900,145

Remaining estimated amortization on the lease is as follows:

Period	Amount
March 1 – November 30, 2012	$218,954
2013	291,939
2014	291,939
2015	97,313
Thereafter	—
Total	$900,145

Note 10. CREDIT FACILITIES

On November 30, 2011, the Company entered into a 180-day rolling evergreen margin loan facility with Bank of America, N.A. The terms of the agreement provide for a $10,000,000 facility that is secured by certain of the Company’s assets. Outstanding balances generally will accrue interest at a variable rate equal to one-month LIBOR plus 0.75 percent and unused portions of the facility will accrue a fee equal to an annual rate of 0.25 percent. The Company did not have any borrowings outstanding as of November 30, 2011, and the facility was not utilized during the period of December 1, 2011 through February 29, 2012. As of February 29, 2012, the Company had segregated trading securities with an aggregate value of $1,322,790 to serve as collateral for potential borrowings under the loan facility.

On October 29, 2011, Mowood entered into a revolving note payable with a financial institution with a maximum borrowing base of $1,250,000. Borrowings on the note are secured by all of Mowood’s assets. Interest accrues at LIBOR, plus a 400 percent margin (4.244 percent on February 29, 2012), is payable monthly, with all outstanding principal and accrued interest payable on October 29, 2012. During the quarter, Mowood borrowed $1,045,000 to support working capital requirements. The agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, and extension of guaranties, future investments in other subsidiaries and change in ownership. As of February 29, 2012 the Company was in compliance with all covenants.

Note 11. WARRANTS

At February 29, 2012 and November 30, 2011, the Company had 945,594 warrants issued and outstanding. The warrants were issued to stockholders that invested in the Company’s initial private placements and became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitled the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants have no voting rights until such common shares are received upon exercise of the warrants.

On April 8, 2011, a proposal was approved by the Company’s stockholders which allowed the Company to amend the exercise price of its outstanding warrants from $15.00 per common share to an amount equal to the greater of the market price of the Company’s common shares on the New York Stock Exchange, each as determined at the end of the fiscal quarter immediately following approval of the proposal, plus 7.0 percent, and to extend the expiration date of such warrants by one year. Based on these guidelines, the exercise price of the warrants was changed to $11.41 per common share as of May 31, 2011. All warrants expire on February 6, 2014. This modification was not material to the financial statements.

Note 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the	For the
	three months ended	three months ended
Description	February 29, 2012	February 28, 2011
Net income	$5,747,041	$1,113,270
Basic and diluted weighted average shares(1)	9,176,889	9,146,506
Basic and diluted earnings per share	$0.63	$0.12

The $0.51 increase in earnings per share from February 28, 2011 to February 29, 2012 is a result in the weighted average change in overall net income related to our Mowood consolidation, lease operating and securities transactions.

Note 13. SUBSEQUENT EVENTS

On February 6, 2012, the Company declared a dividend of $0.11 per share for a total distribution of $1,009,462. The distribution was paid on March 1, 2012 to stockholders of record on February 22, 2012. The dividend reinvestment amounted to 3.4 percent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein, other than historical facts, may constitute “forward-looking statements.” These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part I, Item 1A. of our most recent Annual Report filed on Form 10-K.

Forward-looking statements discuss our plans, strategies and intentions. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. In addition, these words may use the positive or negative or other variation of those terms. The list of factors is not all-inclusive because it is not possible to predict all factors. Part II Item 1A Risk Factors included in this report, together with the risk factors in our 2011 Annual Report on Form 10-K under Part I Item 1A, should be carefully read for further understanding of potential risks. Other sections of this report and other periodic reports filed by the Company with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. The Company undertakes no obligation to publically update or revise any forward looking statement, whether as a result of new information, future events or otherwise.

We may experience fluctuations in our operating results due to a number of factors, including the return on our equity investments, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition, the performance of our leases in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

In the following discussion, unless otherwise noted, reference to increases or decreases in income and expense items are based on the quarter period ended February 29, 2012, compared to the quarter ended February 28, 2011.

RESULTS OF OPERATIONS

Book value per share (total stockholder’s equity divided by shares outstanding) for the Company at February 29, 2012 and February 28, 2011 were $10.37 and $9.85 respectively.

NET SALES AND REVENUES /OPERATING INCOME/ NET EARNINGS

Following is a comparison of net sales and revenues, operating income and net earnings for the quarter ended February 29, 2012 and February 28, 2011.

			Amount of
	Quarter Ended		Change
	February 29,	February 28,	Qtr to Qtr
	2012	2011	2012 vs. 2011
OPERATIONS
Sales revenue	$2,437,310	$—	$2,437,310
Lease revenue	638,244	—	638,244
Total revenue	3,075,554	—	3,075,554
Expenses	2,879,327	388,523	2,490,804
Income (Loss) from Operations	196,227	(388,523)	584,750
OTHER INCOME
Net distributions on dividend income on securities	85,262	561,786	(476,524)
Net unrealized gain (loss) on securities	8,931,466	677,745	8,253,721
Total Other Income	9,016,728	1,239,531	7,777,197
Income before Income Taxes	9,212,955	851,008	8,361,947

Net earnings per share
Basic and Diluted	$0.63	$0.12	$0.51
Weighted Average Shares	9,176,889	9,146,506	N/A

Revenue from Operations

Revenue

Revenue for the quarter ended February 29, 2012 was $3,075,554. This represents sales revenue from our wholly owned subsidiary, Mowood, for the period from December 1, 2011 through February 29, 2012 as well as lease income from our Public Service Company of New Mexico investment during the quarter. Amounts related to our investment securities previously reported as revenue in prior periods are now reflected below Income (Loss) from Operations in the line item “Net distributions and dividend income on securities” within “Other Income.”

Comparing First Quarter 2012 with First Quarter 2011

Total revenues at February 29, 2012 increased $3,075,554 over reported revenues from operations at February 28, 2011 of $0. The change is representative of the Mowood consolidation, as explained below, in addition to income received from the EIP lease in our first fiscal quarter of 2012.

  Sales revenue for the period ended February 29, 2012 from our wholly owned subsidiary, Mowood, was $2,437,310. Mowood’s operations were consolidated for the period from September 21, 2011 through November 30, 2011. Thus there are no reportable comparable revenues for the period ended February 28, 2011 reflected on our financial statements. The Mowood consolidation represented 79 percent of the overall increase in reported revenues from operations and 31 percent of the overall increase in income before income taxes.

– Had Mowood been consolidated as an operating entity at February 28, 2011, examination of their unaudited financial statements for that period reveal that revenue for that period was $3,141,186 compared to revenue at February 29, 2012 of $2,437,310. The revenue reduction is largely attributable to the decrease in volumes sold as a result of warmer weather.

  Lease revenue for the period ended February 29, 2012 was $638,244. Lease income is predominately represented by our investment in the Eastern Interconnect Project (EIP). The Company’s investment in EIP is leased under net operating leases with various terms.

– As of February 29, 2012, approximately 100 percent of the Company’s leased property, based on the gross book value of real estate investments, was leased to Public Service Company of New Mexico (“PNM”).

– Approximately 20.8 percent of the Company’s total revenue from operations for the period ended February 29, 2012 was derived from PNM.

– There is a lease receivable due from PNM at February 29, 2012 of $1,185,381 due on April 1, 2012.

Expenses from Operations

Total reported expenses at February 29, 2012 increased $2,490,804 over expenses of $388,523 at February 28, 2011, primarily due to the impact of the consolidation of Mowood as well as expenses associated with the EIP lease. The most significant components of the variation are outlined in the following table:

	Three months	Three months	Amount of Change
Expenses	ended Feb 29, 2012	ended Feb 28, 2011	Qtr to Qtr
Cost of sales	$2,004,672	$—	$2,004,672
Management fees net of expense reimbursements	247,381	234,680	12,701
Depreciation	246,805	—	246,805
Operating expense	172,641	—	172,641
Interest expense	27,409		27,409
Professional fees/directors	180,419	153,843	26,576
Total	$2,879,327	$388,523	$2,490,804

  Cost of Sales for our wholly owned subsidiary, Mowood, at February 29, 2012 was $2,004,672. Mowood was consolidated as of September 21, 2011 as a result of the Company’s withdrawal as a BDC. As such, there are no reportable comparable expenditure figures for the first quarter of 2011. The full cost of sales for Mowood represents 80 percent of the increase in overall expenditures.

– Had Mowood been consolidated as an operating entity at February 28, 2011, examination of their unaudited financial statements for that period reports cost of sales of $2,677,984 vs. $2,004,672 for the first quarter 2012. The costs of sales have decreased due to lower volumes sold as noted in the reduction of revenues.

  Depreciation expense of $176,586 was incurred on our leased property for the period ended February 29, 2012. The lease transaction effective date was June 30, 2011 and as such, there was no depreciation expense for the period ended February 28, 2011. Additional depreciation of $70,219 was incurred on our Mowood assets. Since Mowood was not consolidated until September 21, 2011 there are no comparable depreciation numbers. However, based on a review of  Mowood’s unaudited financial statements for the first quarter of 2011, Mowood’s depreciation expense was substantially level quarter over quarter.

  Operating expenses for Mowood for the period ended February 29, 2012 were $172,641. With Mowood’s consolidation at September 21, 2011, there are no reportable operating expenses on our current statement of income for comparison. Had Mowood been consolidated as an operating entity at February 28, 2011, based on a review of their unaudited financial statements for the respective three months, reflects operating expenses were $250,681, or substantially level quarter over quarter.

  Management fees, net of expense reimbursements for the periods ended February 29, 2012, and February 28, 2011 respectively were $247,381 and $234,680. The variance of $12,701 is due to a slight increase in the average value of our investment portfolio.

  Interest expense of $27,409 represents a combination of the interest on PSNM debt and margin loan fees on the Company’s line of credit. Interest on the PSNM debt of $56,067 netted against amortization on above market debt of $42,527 resulted in an interest expense amount of $13,540 for the debt assumed in our acquisition of the EIP assets for the period ended February 29, 2012. The lease transaction effective date was June 30, 2011 and as such, there was no interest expense for the period ended February 28, 2011. The remaining interest expense amount was margin fees associated with non-use of the Company’s line of credit and interest on Mowood’s line of credit.

  All other expenses for the period ended February 29, 2012 totaled $180,419 compared to $153,843 as of February 28, 2011. The increase of $26,576 is a combination of increased legal and external audit fees associated with the various interactions with the SEC relating to our transition from BDC status to operating company status.

Seasonality

The Company’s subsidiary Mowood experiences a substantial amount of seasonality in sales. As a result, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. Due to the seasonal nature of Mowood, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Other Income

As we do not plan to make additional investments in securities (other than short term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our securities portfolio in an orderly manner, investments are no longer considered part of our operations, consistent with our intentions to invest in real property assets which can be leased. As such, income related to our securities is shown below the line of Gain/(loss) from Operations. Other Income includes earnings on our portfolio trading and equity securities and realized and unrealized gains (losses) on such securities. Our total other income increased $7,777,197 as compared to the first quarter 2011. The change was primarily related to market changes reflected within net unrealized gains on our securities portfolio both trading and equity securities. Included in the $7,777,197 increase in other income are the amounts identified in the table below.

The following table shows gross income received from investment securities on a cash basis, less the amounts that were a distribution received from investment securities:

	Three months ended	Three months ended
Description	February 29, 2012	February 28, 2011
Gross distributions and dividend income received from
investment securities	$1,138,269	$867,511
Less distributions and dividends not reported in income
received from investment securities	(1,053,007)	(305,725)
Income received from investment securities, net	$85,262	$561,786

Private Company and Wholly owned Subsidiary Update

Following is a summary of the fair values of the other equity securities that we held at February 29, 2012 as they compare to the fair values at November 30, 2011.

	Fair Value	Fair Value
Portfolio Company	February 29, 2012	November 30, 2011	Change
High Sierra	$29,059,836	$25,512,814	$3,547,022
Lightfoot	9,471,942	9,536,390	(64,448)
VantaCore	8,686,951	6,750,226	1,936,725
Lonestar	51,000	57,000	6,000

High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)

High Sierra LP is a holding company that identifies, acquires, manages and integrates businesses and revenue generating assets in the natural resources industry, primarily in connection with the transportation, processing, storage and marketing of hydrocarbons. The Company maintains four distinct business segments identified as: Water Services, Crude Oil and Marketing; Logistics Terminaling & Storage and Energy Marketing. The Company began operations in December 2004 and our investment in the LP business occurred on November 2, 2006 and June 15, 2007. Our investment in the GP business occurred on November 2, 2006 and May 1, 2007. We hold a 7.1 percent LP equity interest and a 2.4 percent GP equity interest. We hold board of director’s observation rights for High Sierra.

The fair value of High Sierra increased approximately $3.5 million during the quarter. High Sierra paid a quarterly distribution of $0.30 per unit, equal to the amount paid in the previous quarter. The company expects to maintain a $0.30 distribution in order to remain liquid for growth opportunities. For the fiscal year end December 31, 2011, revenue was $3.0 billion, representing a 37.9 percent increase from 2010.

Lightfoot Capital Partners LP and Lightfoot Capital Partners GP LLC (“Lightfoot”)

The Company holds a direct investment in Lightfoot Capital Partners LP (6.7 percent) and Lightfoot Capital Partners GP (collectively Lightfoot) (1.5 percent). Lightfoot’s assets consist of an 83.5 percent interest in Arc Terminals and a minority position in a Liquefied Natural Gas facility located in Mississippi. Arc Terminals provides storage and delivery services for petroleum, petrochemical and chemical products to customers under long term storage and throughput contracts. Arc Terminals has nine terminals located in the United States with a combined working capacity of approximately 3.6 million barrels. The fair value of Lightfoot decreased $64,448 or .006 percent from the valuation at November 30, 2011.

VantaCore Partners LP (“VantaCore”)

VantaCore was formed to acquire the assets of four separate companies who provide sand, gravel and other aggregates to customers in and around Clarksville, Tennessee. In August 2008, VantaCore completed the acquisition of Southern Aggregates, LLC which operates four sand and gravel pits located northeast of Baton Rouge, Louisiana. In August 2011, VantaCore acquired the Cherry Grove limestone quarry from North American Limestone Corporation. We hold approximately 20 percent of the total equity interests of VantaCore. In addition, we hold a seat on VantaCore`s Board of Directors.

The fair value in VantaCore increased by $1,936,725 from November 30, 2011. VantaCore’s performance improved in the fourth quarter of 2011 and into the first quarter of 2012. The improved performance was largely attributed to cost cutting initiative undertaken and the price increases that were placed in effect. The positive performance was partially offset by a continued challenging environment in the Clarksville and Louisiana markets.

The increase in fair value was driven by multiple valuation considerations undertaken, including trading multiples of comparable companies as well as recent merger and acquisition metrics relative to the industry. In addition there was recognition of enterprise value resulting from the Cherry Grove and milling equipment acquisition.

VantaCore was unable to meet its minimum quarterly distribution (“MQD”) of $0.475 per unit for its quarter ending December 31, 2011. Common and preferred unit holders elected to receive their distribution as a combination of $0.151 in cash and the remainder in preferred units.

Mowood, LLC (“Mowood”) — Wholly Owned Subsidiary

Mowood is the holding company of Omega Pipeline, LLC (“Omega”). Omega is a natural gas local distribution company located on the Fort Leonard Wood military installation in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We hold 100 percent of the equity interests in Mowood and hold a seat on its board of directors. TTO provides a revolving line of credit to Mowood which allows for a maximum principal balance of $5.3 million. At February 29, 2012, the principal balance outstanding was $3.8 million. Completion of construction projects occurred slower than originally planned, but significant work has been completed on a number of projects which, as completed, are expected to bolster Mowood’s financial performance for the remainder of the year.

Distributions

Our portfolio of real property assets and investment securities generate cash flow to us from which we pay distributions to stockholders. As of the first quarter 2012, the most significant source of our stockholder distributions continues to be the distributions from our investment securities. This information was utilized to provide the Board of Directors with guidance regarding distribution payout. The amount of distribution payout is recorded on the ex-dividend date.

The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the period ended February 29, 2012, distributions in the amount of $1,009,462 were authorized. This compares to dividends authorized at February 28, 2011 of $914,654.

We continue to believe that our investments should support a sustainable annualized distribution of not less than $0.44 per share.

Upon qualification of our REIT status, we intend to provide standard performance measures utilized by REITs including Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). Our investments in securities and real property assets will generate cash flow to us from which we expect to pay distributions to stockholders. The Board of Directors will determine the amount of any distribution we expect to pay our stockholders. A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under IRC section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to qualify as a REIT.

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

Federal and State Income Taxation

As a corporation, we are obligated to pay federal and state income tax on our taxable income. Our tax expense or benefit is included in the Consolidated Statements of Income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

If we elect REIT status in the future, we will be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. Before withdrawal of the BDC election, our distributions from earnings and profits were treated as qualified dividend income (“QDI”) and return of capital. Following the withdrawal, and assuming we subsequently elect REIT status, our distributions from earnings and profits will be treated as ordinary income and generally will not qualify as QDI. We do not expect to qualify as a REIT prior to 2013, therefore our distributions would continue to be treated as QDI and return of capital. Thereafter, under existing law, our distributions would be treated as ordinary income and return of capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of February 29, 2012.

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	>5 years
Long-term debt	$2,188,000	$2,188,000	—	—	—

Operating lease	$87,860	$80,881	$6,979	—	—

Line of credit	$1,045,000	$1,045,000	—	—	—

Note: At February 29, 2012, the principal balance outstanding on the debt assumed in the Eastern Interconnect Project was $2,188,000. Principal payments will be made on a semi-annual basis through the maturity date of October 1, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We entered into a 180-day rolling evergreen margin loan facility with Bank of America, N.A. on November 30, 2011. The terms of the agreement are outlined in Footnote 10 herein. The terms of the agreement provide for a $10,000,000 facility that is secured by certain of the Company’s assets.

On October 29, 2011, Mowood entered into a revolving note payable with a financial institution with a maximum borrowing base of $1,250,000. Borrowings on the note are secured by all of Mowood’s assets. During the quarter, Mowood borrowed $1,045,000 to support working capital requirements.

On January 25, 2012, the Company filed an amended shelf registration statement with the Securities and Exchange Commission for the purposes of raising additional capital. The Company’s 2011 10-K is not current. Pending resolution of the Company’s outstanding disclosure requirement, we anticipate the shelf registration will not be declared effective.

As of February 29, 2012 the securities in our portfolio, included: (i) publicly-traded master limited partnership (“MLP”) equity securities and (ii) illiquid securities issued by privately-held companies. The publicly traded securities can be liquidated more readily than the others. With plans to liquidate our securities and transition the fund into the purchase of assets that qualify for being held as a REIT, we are reporting the gains (losses) on the securities transactions as Other Income and separate from Income from Operations.

STRATEGY

Our objective is to maximize long-term value for stockholders. To achieve this goal, we target annualized total returns of 8 to 10 percent from our current operations and assets that we acquire over the long term. There is no assurance that our targets will be met in any particular period.

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

If we find sufficient suitable REIT-qualifying investments and satisfy the REIT requirements throughout our fiscal year, we expect to make an election to be treated as a REIT for tax purposes for that fiscal year by filing a Form 1120-REIT on or before March 15, of the subsequent fiscal year, or such later date to which we have properly extended filing such income tax return. We do not currently expect that we will be able to elect to be treated as a REIT for tax purposes for the 2012 fiscal year, but also do not expect that our lack of REIT status will hinder our ability to pay distributions on a quarterly basis.

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

The first quarter of 2012 drew to a close without our having acquired sufficient assets to meet the requirements of electing REIT status for the 2012 calendar year. We expect to continue to make progress throughout 2012 so that we can enter 2013 with assets that qualify and generate qualifying income. For acquisitions that we make during the 2012 calendar year, we will seek to acquire assets that allow for significant tax depreciation in order to shield all or a significant portion of our taxable income for 2012. We do not expect the failure to achieve REIT qualifying assets in 2012 to adversely affect our ability to pay distributions to our stockholders during the remainder of 2012.

Our transition from a BDC to an operating company causes us to make disclosures not previously required when we were a BDC. For example, we have started reporting book value per share, and we report distributions from investment securities as “Other Income” on the income statement. We also are subject to new, and we believe transitory, reporting requirements with respect to our private portfolio that require filing additional disclosure beyond fair value for material private investments. One disclosure now required of us prior to March 31, 2012 was the audited financial statements of High Sierra Energy, LP, a private company, in our Form 10-K for our fiscal year ending November 30, 2011. We were not able to meet that deadline. As a result, we are considering a number of options that are available to us, each of which could result in our being able to file the required High Sierra financial statements and related auditors report and auditor’s consent prior to the end of our second fiscal quarter. We have reviewed the preliminary year-end High Sierra financial statements and other High Sierra financial information as part of the material we review in our fair valuation process, a process we undertook for all of the entities in which we previously invested as a part of the preparation of the financial statements included in this Form 10-Q. As a result, our unaudited first quarter financial statements are informed by the financial information received recently from High Sierra. We are considering, and will discuss with the SEC the extent to which our inability to timely include the required High Sierra financial statements in our Form 10-K may impact our ability in the short term to raise capital to pursue our strategy. See Unresolved Staff Comments.

Portfolio Company Monitoring

Tortoise Capital Advisors, L.L.C. monitors each securities portfolio company to determine progress relative to meeting the company’s business plan and to assess the company’s strategic and tactical courses of action. This monitoring may be accomplished by attendance at board of directors meetings, ad hoc communications with company management, the review of periodic operating and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each private portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Tortoise Capital Advisors, L.L.C.’s monitoring activities are expected to provide it with this information that will enable us to monitor compliance with existing covenants. Corridor monitors the company’s real asset portfolio. This includes ensuring lease payments are received on a timely basis and that lessee’s are in compliance with contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. There were no material changes to our market risk exposure at February 29, 2012 as compared to the end of our preceeding fiscal period of November 30, 2011.

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

  As of February 29, 2012, the fair value of our securities portfolio (excluding short-term investments) totaled $76,772,830. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $4,789,089.

  Debt securities in our portfolio may be based on floating or fixed rates. As of February 29, 2012, we had no floating rate debt outstanding.

We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out evaluation of its disclosure controls and procedures as defined in rule 13a-15(e) or 15d- 15(e) under the Exchange Act. This evaluation was conducted under the supervision and with the participation of the Company’s management including the chief executive officer and the chief financial officer and the Company’s disclosure committee. Based upon this evaluation, the chief executive officer and chief financial officer of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company were effective at a reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting as defined in rule 13a–15(f) and 15d- 15(f) of the Exchange Act that occurred during the quarterly period ending February 29, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On September 21, 2011, we filed with the SEC a universal shelf registration statement on Form S-3. We received comments from the SEC staff on the filing on October 17, 2011. Some of those comments related to our Form 10-K for the fiscal year ended November 30, 2010 (the “10-K”) and our Form 10-Q for the quarterly period ended May 31, 2011 (the “10-Q”). On November 18, 2011, we filed Pre-Effective Amendment No. 1 to the shelf registration statement and responded to those comments. On December 12, 2011, we received comments from the SEC staff on Pre-Effective Amendment No. 1, some of which related to the previously issued comments on our 10-K and 10-Q. On January 25, 2012, we filed Pre-Effective Amendment No. 2 to the shelf registration statement and responded to all open comments. As of the date of this annual report the shelf registration statement has not yet been declared effective and a few of the comments relating to the 10-K and 10-Q remain unresolved. Aside from what we have said above concerning the financial statements of High Sierra, there can be no assurance on the timing of resolution of such comments.

As part of its review of our Registration Statement on Form S-3, the SEC Staff has made clear that we must amend our previously filed Form 10-K to include the audited financial statements of High Sierra. Until we are able to make the amendment, our Form 10-K will be considered incomplete and we do not currently believe we will be able to cause a registration statement to be declared effective by the SEC Staff.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended February 29, 2012 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended February 29, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. ADDITIONAL INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

Tortoise Capital Resources Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORTOISE CAPITAL RESOURCES CORPORATION
(Registrant)

By:	/s/David J. Schulte
David J. Schulte
Director and Chief Executive Officer

Date: April 9, 2012