Form 10-K/A
period 2011-11-30
TORTOISE CAPITAL RESOURCES CORP
filed 2012-05-01
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K/A
(Amendment No. 1)

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

TORTOISE CAPITAL RESOURCES CORPORATION
FORM 10-K/A

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2011

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) of Tortoise Capital Resources Corporation (the “Company,” “we” or “us”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011 that was originally filed with the Securities and Exchange Commission (the “Commission”) on February 13, 2012 (the “Original 10-K”). This Amendment is being filed solely to (i) appropriately classify Deferred Tax Benefit of $557,017, $708,217 and $313,024 for the years ended November 30, 2011, 2010 and 2009, respectively, and move such amounts from Loss from Operations and into Deferred Tax Expense on the Consolidated Statements of Income in accordance with Rule 5-03 of Regulation S-X, (ii) to revise the subtotal for Net Cash Provided by Operating Activities for the Year Ended November 30, 2011 within the Consolidated Statements of Cash Flows of $1,576,222 to reflect the sum of the components of that subsection of the statement of $2,762,446, (iii) to revise certain condensed financial information of the Company’s unconsolidated affiliates included in Footnote 6 to the financial statements to describe the dates for which financial information of unconsolidated affiliates is available and to add detail of operating expenses, net income, current and noncurrent assets and current and noncurrent liabilities to comply with the requirements of Rule 4-08(g) of Regulation S-X, and (iv) to revise certain statements regarding the timing of obtaining real estate investment trust (“REIT”) status. These changes did not impact net income or earnings per share amounts.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment.

Except as described in this explanatory note, no other information in the Original Form 10-K has been modified, updated or amended by this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part I (Items 1 and 1A), Part II (Items 5, 6, 7, 8 and 9A), Part IV (Item 15(a)), the signature page and the exhibits identified in Part IV.

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

  Investment is needed in U.S. energy infrastructure . Due to aging infrastructure, renewable energy requirements and rapid technological advances in the methods used to extract oil and natural gas, we believe that substantial amounts of capital will be invested in energy infrastructure. Investments in the power transmission sector in 2008 were quadruple the average investment level throughout the 1990’s. The National Energy Reliability Council (NERC) projects transmission additions will triple from approximately 1,000 miles/year in 2000-2008 to 3,100 miles/year in 2009-2018. These investment metrics align with NERC’s projections that U.S. peak energy demand will grow at a rate of 1.3% per year. According to the Brattle Group, this growth translates into $10 billion of annual investments in electric transmission alone. In addition, a natural gas market study commissioned in 2009 by the Interstate Natural Gas Association of America Foundation noted that to accommodate the geographical shift of natural gas production from mature basins to relatively new areas, it expects a range of investment from $133 to $210 billion of new midstream natural gas assets in the U.S. and Canada. We believe that the U.S. energy infrastructure sector’s high level of projected capital expenditures and continuing acquisition and divestiture activity provide numerous attractive acquisition opportunities.

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

Investment Outlook

If we find sufficient suitable REIT-qualifying investments and satisfy the REIT requirements throughout our fiscal year, we expect to make an election to be treated as a REIT for tax purposes for that fiscal year by filing a Form 1120-REIT on or before March 15 of the subsequent fiscal year, or such later date to which we have properly extended filing such income tax return. We do not currently expect that we will be able to elect to be treated as a REIT for tax purposes for the 2012 fiscal year, but also do not expect that our lack of REIT status will hinder our ability to pay distributions on a quarterly basis. The REIT requirements that we must meet are discussed in detail below, but the principal challenge for us will be meeting the requirement that a substantial percentage of our assets be REIT-qualifying investments that produce REIT qualifying income. Our effort to meet that requirement will be accelerated if: (i) we are able to readily identify appropriate opportunities to liquidate our securities portfolio, or (ii) we are able to raise capital to fund new acquisitions. In either event, we will need to have identified and be able to consummate an adequate number of REIT-qualifying investments meeting our investment criteria. Subject to certain limitations, we may be able to accelerate satisfying the REIT requirements by holding non-REIT qualifying investments, including certain private equity investments, through taxable REIT subsidiaries. We do not currently have any agreements or binding letters of intent for such investments. These opportunities are in a preliminary stage of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. Regardless of our tax status, an investment in us will not result in Unrelated Business Taxable Income (“UBTI”).

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

  mezzanine loans related to real estate, which are senior to the borrower’s equity position but subordinated to other third- party financing; and

  equity and debt securities (including preferred equity, limited partnership interests, trusts and other higher-yielding structured debt and equity investments) issued by companies that are engaged in real-estate-related businesses as defined by regulations promulgated under the Internal Revenue Code (the “Code”), including other REITs.

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

If we find sufficient suitable REIT-qualifying investments and satisfy the REIT requirements throughout our fiscal year, we expect to make an election to be treated as a REIT for tax purposes for that fiscal year by filing a Form 1120-REIT on or before March 15 of the subsequent fiscal year, or such later date to which we have properly extended filing such income tax return. We do not currently expect that we will be able to elect to be treated as a REIT for tax purposes for the 2012 fiscal year, but also do not expect that our lack of REIT status will hinder our ability to pay distributions on a quarterly basis.

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

Taxation

Currently, as a corporation, we are obligated to pay federal and state income tax on our taxable income. Our tax expense or benefit is included in our Consolidated Statements of Operations. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on current information, we believe we have sufficient net operating losses or other tax attributes to offset any potential tax expense in 2011. If we find sufficient suitable REIT-qualifying investments and satisfy the REIT requirements throughout our fiscal year, we expect to make an election to be treated as a REIT for tax purposes for that fiscal year by filing a Form 1120-REIT on or before March 15 of the subsequent fiscal year, or such later date to which we have properly extended filing such income tax return. We do not currently expect that we will be able to elect to be treated as a REIT for tax purposes for the 2012 fiscal year, but also do not expect that our lack of REIT status will hinder our ability to pay distributions on a quarterly basis. If we elect REIT status in the future, we will be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. Currently, our distributions from earnings and profits are treated as qualified dividend income (“QDI”) and return of capital, with dividends received by corporate shareholders generally qualifying for the dividends received deduction (“DRD”). If we elect REIT status, our distributions from earnings and profits will be treated as ordinary income and generally will not qualify as QDI and will not be qualifying for purposes of the DRD. As a REIT, certain dividends related to long term capital gains may be taxed as capital gains dividends. If we make a REIT election, we will be subject to a corporate level tax on certain built-in gains on certain assets if such assets are sold during the 10 year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT’s adjusted tax basis at the time of conversion. In addition, a REIT may not have any earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, the putative REIT is generally required to distribute to its stockholders all accumulated earnings and profits, if any. Such distribution would be taxable to the stockholders as dividend income, and, as discussed above, may qualify as qualified dividend income for non-corporate stockholders and for the dividends received deduction for corporate stockholders.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2010	2009	2008	2007
Income statement data:
Sales revenue	$2,161,723	$—	$—	$—	$—
Lease income	1,063,740	—	—	—	—
Total revenue	3,225,463	—	—	—	—
Cost of sales	1,689,374	—	—	—	—
Management fees, net of expense reimbursements(1)	968,163	925,820	1,126,327	1,620,498	2,139,489
All other expenses(2)	2,038,347	972,556	1,539,486	2,688,550	2,902,561
Total expenses	4,695,884	1,898,376	2,665,813	4,309,048	5,042,050
Income (loss) from operations(3)	(1,470,421)	(1,898,376)	(2,665,813)	(4,309,048)	(5,042,050)
Realized and unrealized gain (loss) on securities
transactions, before income taxes(4)	4,583,748	19,446,071	1,126,632	(32,864,923)	10,822,178
Distributions and dividend income, net	651,673	1,853,247	1,743,017	2,914,966	3,034,944
Other income	40,000	38,580	61,514	28,987	—
Total other income (loss)	5,275,421	21,337,898	2,931,163	(29,920,970)	13,857,122
Income (loss) before income taxes	3,805,000	19,439,522	265,350	(34,230,018)	8,815,072
Current and deferred tax benefit (expense), net(3)	(882,857)	(4,772,648)	(254,356)	9,859,785	(3,671,096)
Net income (loss)	$2,922,143	$14,666,874	$10,994	$(24,370,233)	$5,143,976
Per common share data:
Distributions to common stockholders(5)	$0.41	$0.43	$0.62	$1.04	$0.67
Earnings per common share:
Basic and diluted	$0.32	$1.61	$0.00	$(2.74)	$0.66

	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2010	2009	2008	2007
Balance sheet data:
Securities investments	$68,894,372	$93,736,230	$82,483,094	$105,790,858	$158,416,831
Leased property, net	13,832,540	—	—	—	—
Property and equipment, net	3,842,675	—	—	—	—
Other assets	7,717,809	2,305,163	6,994,959	6,530,199	757,489
Total assets	$94,287,396	$96,041,393	$89,478,053	$112,321,057	$159,174,320

Long-term debt	2,279,883	—	—	—	—
Other liabilities	1,581,200	562,220	5,181,468	23,095,757	37,261,354
Total liabilities	3,861,083	562,220	5,181,468	23,095,757	37,261,354
Total stockholders’ equity	$90,426,313	$95,479,173	$84,296,585	$89,225,300	$121,912,966
Total liabilities and stockholders’ equity	$94,287,396	$96,041,393	$89,478,053	$112,321,057	$159,174,320

(1)	Management fee analysis for the years ending:

	Nov 30, 2011	Nov 30, 2010	Nov 30, 2009	Nov 30, 2008	Nov 30, 2007
Gross Management Fees	$1,452,245	$1,233,823	$1,351,593	$2,313,731	$1,926,059
Capital Gain Incentive Fees Payable	—	—	—	(307,611)	307,611
Expense Reimbursements	(484,092)	(308,003)	(225,266)	(385,622)	(94,181)
Net Management Fees	$968,163	$925,820	$1,126,327	$1,620,498	$2,139,489

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
(3)	These amounts have been revised to correct the classification of certain deferred tax benefits as described further in Note 15 to the Consolidated Financial Statements.
(4)	For the year ended November 30, 2007, the Company had unrealized appreciation of $10,561,888 (before deferred taxes) and realized gains of $260,290 (before deferred taxes). The unrealized appreciation was primarily attributable to increases in fair value of the Company’s private portfolio companies and the realized gains were attributable to a sale of a small percent of the Company’s interest in High Sierra Energy GP, LLC.
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
(5)	The character of distributions made during the year may differ from the ultimate characterization for federal income tax purposes. For the year ended November 30, 2011, the Company’s distributions for tax purposes were comprised of 100 percent investment income and the source of the distributions for book purposes was 100 percent return of capital. For the year ended November 30, 2010, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2009, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2008, the Company’s distributions, for book purposes, were comprised of 100 percent return of capital, and for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital. For the year ended November 30, 2007, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital.

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

Results of Operations

Comparison of the Years Ended November 30, 2011, November 30, 2010 and November 30, 2009

Revenue:
 Revenue for the year ended November 30, 2011 was $3,225,463. This represents sales revenue from our wholly owned subsidiary, Mowood, for the period from September 21, 2011 through November 30, 2011 as well as lease income from our Public Service Company of New Mexico investment during the year. Our Public Service Company of New Mexico investment was made in June 2011 and the results of Mowood’s operations were consolidated for the period from September 21, 2011 through November 30, 2011 and, thus, there are no comparable revenues for the years ended November 30, 2010 and November 30, 2009. Amounts related to our investment securities previously reported as revenue in prior periods are now reflected below Income (Loss) from Operations. Investment income as presented in our 2010 10-K is now reflected in the line items “Distributions and dividend income, net” and “other income.” As we do not plan to make additional investments in securities (other than short term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our securities portfolio in an orderly manner, investments are no longer considered part of our operations, consistent with our intentions to invest in real property assets which can be leased.

Other Income:
 Other income represents our earnings on our portfolio of trading securities and other equity securities that are reported at fair value under the fair value option. Other income for the year ended November 30, 2011 totaled $5,275,421. This represents a decrease of $16,062,477 as compared to total other income of $21,337,898 for the year ended November 30, 2010. The decrease is due to lower realized and unrealized gains on our securities portfolio and lower securities distributions and dividends received. Other income for the year ended November 30, 2010 reflected an increase of $18,406,735 as compared to total other income of $2,931,163 for the year ended November 30, 2009. The increase was primarily due to higher realized and unrealized gains on our securities portfolio.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of the Annual Report on Form 10-K, an evaluation is performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO and CFO conclude whether the Company's disclosure controls and procedures are effective as of the reporting date at the reasonable assurance level.

In connection with this Annual Report on Form 10-K for the year ended November 30, 2011, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2011. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of November 30, 2011 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducts an evaluation and assesses the effectiveness of the Company’s internal control over financial reporting as of the reporting date. In making its assessment of internal control over financial reporting, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of November 30, 2011, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2011.  Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended November 30, 2011, and has also issued an audit report dated February 13, 2012, on the effectiveness of the Company’s internal control over financial reporting as of November 30, 2011, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tortoise Capital Resources Corporation (the Company) as of November 30, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended November 30, 2011 and our report dated February 13, 2012, except for Note 15, as to which the date is April 27, 2012, expressed an unqualified opinion thereon.

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

/s/Ernst & Young LLP

Kansas City, Missouri
February 13, 2012
except for Note 15, as to which the date is
April 27, 2012

Tortoise Capital Resources Corporation

CONSOLIDATED BALANCE SHEETS

	November 30, 2011	November 30, 2010
Assets
Trading securities, at fair value	$27,037,642	$20,806,821
Other equity securities, at fair value	41,856,730	72,929,409
Leased property, net of accumulated depreciation of $294,309	13,832,540	—
Cash and cash equivalents	2,793,326	1,466,193
Property and equipment, net of accumulated depreciation of $1,483,616	3,842,675	—
Escrow receivable	1,677,052	—
Accounts receivable	1,402,955	—
Intangible lease asset, net of accumulated amortization of $121,641	973,130	—
Lease receivable	474,152	—
Prepaid expenses	140,017	25,023
Receivable for Adviser expense reimbursement	121,962	109,145
Interest receivable	—	42,778
Deferred tax asset	27,536	656,743
Other assets	107,679	5,281
Total Assets	94,287,396	96,041,393

Liabilities and Stockholders’ Equity
Liabilities
Management fees payable to Adviser	365,885	327,436
Accounts payable	597,157	—
Long-term debt	2,279,883	—
Lease obligation	107,550	—
Accrued expenses and other liabilities	510,608	234,784
Total Liabilities	3,861,083	562,220

Stockholders’ Equity
Warrants, no par value; 945,594 issued and outstanding
at November 30, 2011 and November 30, 2010
(5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 9,176,889 shares issued and outstanding at November 30, 2011 and 9,146,506 shares issued
and outstanding at November 30, 2010 (100,000,000 shares authorized)	9,177	9,147
Additional paid-in capital	95,682,738	98,444,952
Accumulated deficit	(6,636,302)	(4,345,626)
Total Stockholders’ Equity	$90,426,313	$95,479,173
Total Liabilities and Stockholders’ Equity	$94,287,396	$96,041,393

Book value per share (total stockholders’ equity divided by shares outstanding)	$9.85	$10.44

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended November 30, 2011	Year Ended November 30, 2010	Year Ended November 30, 2009
Revenue
Sales Revenue	$2,161,723	$—	$—
Lease income	1,063,740	—	—
Total Revenue	3,225,463	—	—

Expenses
Cost of sales	1,689,374	—	—
Management fees, net of expense reimbursements	968,163	925,820	1,126,327
Asset acquisition expense	638,185	—	—
Professional fees	548,759	590,486	553,856
Depreciation expense	364,254	—	—
Operating expenses	196,775	—	—
Directors’ fees	70,192	92,053	90,257
Interest expense	36,508	45,619	627,707
Other expenses	183,674	244,398	267,666
Total Expenses	4,695,884	1,898,376	2,665,813

Loss from Operations	(1,470,421)	(1,898,376)	(2,665,813)

Other Income
Net realized and unrealized gain (loss) on trading securities	2,299,975	(894,531)	144,723
Net realized and unrealized gain on other equity securities	2,283,773	20,340,602	981,909
Distributions and dividend income, net	651,673	1,853,247	1,743,017
Other income	40,000	38,580	61,514
Total Other Income	5,275,421	21,337,898	2,931,163
Income before Income Taxes	3,805,000	19,439,522	265,350
Current tax expense	(253,650)	—	—
Deferred tax expense	(629,207)	(4,772,648)	(254,356)
Income tax expense, net	(882,857)	(4,772,648)	(254,356)

Net Income	$2,922,143	$14,666,874	$10,994

Earnings Per Common Share:
Basic and Diluted	$0.32	$1.61	$0.00

Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,159,809	9,107,070	8,997,145

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation

CONSOLIDATED STATEMENTS OF EQUITY

				Additional	Retained Earnings
	Capital Stock			Paid-in	(Accumulated
	Shares	Amount	Warrants	Capital	Deficit)	Total
Balance at December 1, 2008	8,962,147	$8,962	$1,370,700	$106,869,132	$(19,023,494)	$89,225,300
Net Income					10,994	10,994
Distributions to stockholders sourced
as return of capital				(5,582,473)		(5,582,473)
Reinvestment of distributions
to stockholders	115,943	116		642,648		642,764
Balance at November 30, 2009	9,078,090	9,078	1,370,700	101,929,307	(19,012,500)	84,296,585
Net Income					14,666,874	14,666,874
Distributions to stockholders sourced
as return of capital				(3,915,124)		(3,915,124)
Reinvestment of distributions
to stockholders	68,416	69		430,769		430,838
Balance at November 30, 2010	9,146,506	9,147	1,370,700	98,444,952	(4,345,626)	95,479,173
Net Income					2,922,143	2,922,143
Distributions to stockholders sourced
as return of capital				(3,755,607)		(3,755,607)
Reinvestment of distributions
to stockholders	30,383	30		252,212		252,242
Consolidation of wholly-owned
subsidiary				741,181	(5,212,819)	(4,471,638)
Balance at November 30, 2011	9,176,889	$9,177	$1,370,700	$95,682,738	$(6,636,302)	$90,426,313

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30, 2011	Year Ended November 30, 2010	Year Ended November 30, 2009
Operating Activities
Net Income	$2,922,143	$14,666,874	$10,994
Adjustments:
Distributions received from investment securities	2,845,434	3,064,204	6,791,394
Deferred income tax expense, net	629,207	4,772,648	254,356
Depreciation expense	364,254	—	—
Amortization of intangible lease asset	121,641	—	—
Amortization of assumed debt premium	(94,611)	—	—
Realized and unrealized (gain) loss on trading securities	(2,299,975)	894,531	(144,723)
Realized and unrealized (gain) loss on other equity securities	(2,283,773)	(20,340,602)	(981,909)
Changes in assets and liabilities:
(Increase) decrease in interest, dividend and distribution receivable	42,778	(42,774)	77,218
Decrease in lease receivable	237,077	—	—
Increase in accounts receivable	(92,473)	—	—
Decrease in income tax receivable	—	—	212,054
Decrease (increase) in prepaid expenses and other assets	70,109	(13,429)	91,004
Increase (decrease) in management fees payable to Adviser, net of
expense reimbursement	25,632	(30,926)	(195,410)
Increase in accounts payable	236,579	—	—
Increase (decrease) in accrued expenses and other liabilities	38,424	(47,625)	(79,874)
Net cash provided by operating activities	$2,762,446	$2,922,901	$6,035,104

Investing Activities
Purchases of long-term investments	(38,060,281)	(10,633,882)	(6,669,391)
Proceeds from sales of long-term investments	53,950,583	15,762,612	24,312,558
Cash paid in business combination	(12,250,000)	—	—
Purchases of property and equipment	(1,045)	—	—
Net cash provided by investing activities	$3,639,257	$5,128,730	$17,643,167

Financing Activities
Payments on long-term debt	(1,221,000)	—	—
Payments on lease obligation	(44,816)	—	—
Advances from revolving line of credit	—	—	900,000
Repayments on revolving line of credit	(400,000)	(4,600,000)	(18,500,000)
Distributions paid to common stockholders	(3,503,365)	(3,484,284)	(4,939,797)
Net cash used in financing activities	$(5,169,181)	$(8,084,284)	$(22,539,797)

Net Change in Cash and Cash Equivalents	$1,232,522	$(32,653)	$1,138,474
Consolidation of wholly-owned subsidiary	94,611	—	—
Cash and Cash Equivalents at beginning of year	1,466,193	1,498,846	360,372
Cash and Cash Equivalents at end of year	$2,793,326	$1,466,193	$1,498,846

Supplemental Disclosure of Cash Flow Information
Interest paid	$176,595	$66,703	$674,245
Income taxes paid	$253,650	$—	$—
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders
in additional common shares	$252,242	$430,838	$642,764

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

  During the year ended November 30, 2011, the Company reallocated the amount of 2010 income and return of capital it recognized for the period from December 1, 2009 through November 30, 2010 based on the 2010 tax reporting information received from the individual portfolio companies. This reclassification amounted to a decrease in pre-tax net income of approximately $422,000 or $0.046 per share ($263,000 or $0.029 per share, net of deferred tax benefit); an increase in net realized and unrealized gains on trading securities of approximately $47,000 or $0.005 per share ($29,000 or $0.003 per share, net of deferred tax expense) and an increase in net realized and unrealized gains on other equity securities of approximately $375,000 or $0.041 per share ($234,000 or $0.026 per share, net of deferred tax expense) for the year ended November 30, 2011.

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

Revenues	$2,867,168,000	Current Assets	$440,956,000
Operating Expenses	$151,493,000	Noncurrent Assets	$486,214,000
Net Income	$15,308,334	Current Liabilities	$338,406,000
		Noncurrent Liabilities	$189,768,000
		Partners’ Equity	$398,996,000

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

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended	For the year ended	For the year ended
	November 30, 2011	November 30, 2010	November 30, 2009
Net income	$2,922,143	$14,666,874	$10,994
Basic and diluted weighted average shares(1)	9,159,809	9,107,070	8,997,145
Basic and diluted earnings per share	$0.32	$1.61	$0.00

(1)	Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

14. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

		For the Fiscal Quarter Ended
	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011 (1)
Sales revenue	$—	$—	$—	$2,161,723
Lease income	—	—	425,496	638,244
Total revenue	—	—	425,496	2,799,967
Cost of sales	—	—	—	1,689,374
Management fees, net of expense reimbursements	234,680	241,193	248,367	243,923
All other expenses	153,843	157,012	958,468	769,024
Total expenses	388,523	398,205	1,206,835	2,702,321
Income (loss) from operations	(388,523)	(398,205)	(781,339)	97,646
Realized and unrealized gain (loss) on securities
transactions, before income taxes	677,745	4,441,071	2,043,019	(2,578,087)
Distributions and dividend income, net	561,786	253,396	(189,001)	25,492
Other income	—	40,000	—	—
Total other income (loss)	1,239,531	4,734,467	1,854,018	(2,552,595)
Income (loss) before income taxes	851,008	4,336,262	1,072,679	(2,454,949)
Current and deferred tax benefit (expense), net	262,262	(1,553,250)	(482,040)	890,171
Net income (loss)	$1,113,270	$2,783,012	$590,639	$(1,564,778)
Basic and diluted earnings per share	$0.12	$0.30	$0.07	$(0.17)

(1)	Results of operations for the fiscal quarter ended November 30, 2011 reflect the consolidation of the Company’s wholly owned subsidiary, Mowood, LLC, effective September 21, 2011.
		For the Fiscal Quarter Ended
	February 28, 2010	May 31, 2010	August 31, 2010	November 30, 2010
Total revenue	$—	$—	$—	$—
Management fees, net of expense reimbursements	258,268	258,087	191,174	218,291
All other expenses	220,187	255,058	370,734	126,577
Total expenses	478,455	513,145	561,908	344,868
Income (loss) from operations	(478,455)	(513,145)	(561,908)	(344,868)
Realized and unrealized gain (loss) on securities
transactions, before income taxes	4,529,473	(6,711,026)	11,649,852	9,977,772
Distributions and dividend income, net	681,764	380,495	14,865	776,123
Other income	10,392	8,688	8,000	11,500
Total other income (loss)	5,221,629	(6,321,843)	11,672,717	10,765,395
Income (loss) before income taxes	4,743,174	(6,834,988)	11,110,809	10,420,527
Current and deferred tax benefit (expense), net	(725,651)	(445,382)	(567,618)	(3,033,997)
Net income (loss)	$4,017,523	$(7,280,370)	$10,543,191	$7,386,530
Basic and diluted earnings per share	$0.44	$(0.80)	$1.16	$0.81

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

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) of Tortoise Capital Resources Corporation (the “Company,” “we” or “us”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011 that was originally filed with the Securities and Exchange Commission (the “Commission”) on February 13, 2012 (the “Original 10-K”). This Amendment is being filed solely to (i) appropriately classify Deferred Tax Benefit of $557,017, $708,217 and $313,024 for the years ended November 30, 2011, 2010 and 2009, respectively, and move such amounts from Loss from Operations and into Deferred Tax Expense on the Consolidated Statements of Income in accordance with Rule 5-03 of Regulation S-X, (ii) to revise the subtotal for Net Cash Provided by Operating Activities for the Year Ended November 30, 2011 within the Consolidated Statements of Cash Flows of $1,576,222 to reflect the sum of the components of that subsection of the statement of $2,762,446, (iii) to revise certain condensed financial information of the Company’s unconsolidated affiliates included in Footnote 6 to the financial statements to describe the dates for which financial information of unconsolidated affiliates is available and to add detail of operating expenses, net income, current and noncurrent assets and current and noncurrent liabilities to comply with to the requirements of Rule 4-08(g) of Regulation S-X, and (iv) to revise the Company’s outlook with respect to obtaining real estate investment trust (“REIT”) status. These changes did not impact net income or earnings per share amounts.

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
David J. Schulte
Director and Chief Executive Officer

May 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities indicated on May 1, 2012.

Signature	Capacity

/s/Terry C. Matlack	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/David J. Schulte	Director and Chief Executive Officer
(Principal Executive Officer)

/s/Conrad S. Ciccotello *	Director

/s/John R. Graham *	Director

/s/Charles E. Heath *	Director

/s/Richard C. Green *	Director

* By David J. Schulte pursuant to Power of Attorney, filed with Registrant’s Form 10-K on February 13, 2012.