Form 10-Q/A
period 2012-02-29
TORTOISE CAPITAL RESOURCES CORP
filed 2012-05-09
CIK 1347652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Explanatory Note:

The sole purpose of this amendment on Form 10-Q/A to Tortoise Capital Resources Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, filed with the Securities and Exchange Commission on May, 9, 2012 (the “Form 10-Q”), is to furnish the interactive data file formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T.

No changes have been made to the Form 10-Q other than those described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Tortoise Capital Resources Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (Extensible Business Reporting Language):

(i)	the condensed Consolidated Statements of Financial Position

(ii)	the condensed Consolidated Statements of Income

(iii)	the condensed Consolidated Statements of Cash Flow

(iv)	Notes to condensed Consolidated Financial Statements, furnished herewith.

*	Previously filed with Tortoise Capital Resources, Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012.

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
Director and Chief Executive Officer

Date: May 9, 2012

TORTOISE CAPITAL RESOURCES CORPORATION