Form 10-K/A
period 2011-11-30
TORTOISE CAPITAL RESOURCES CORP
filed 2012-06-01
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K/A
(Amendment No. 2 )

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

TORTOISE CAPITAL RESOURCES CORPORATION
FORM 10-K/A

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2011

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K (the “Amendment No. 2”) of Tortoise Capital Resources Corporation (the “Company,” “we” or “us”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011 that was originally filed with the Securities and Exchange Commission (the “Commission”) on February 13, 2012 (the “Original 10-K”) and amended on May 1, 2012 (the “Amended 10-K”).  This Amendment No. 2 is being filed solely to include in Note 15 to the Company’s consolidated financial statements certain financial statements of a portfolio company and to update information in Note 16 regarding the expected merger involving that portfolio company.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to the Amendment No. 2.

Except as described in this explanatory note, no other information in the Original 10-K or the Amended 10-K has been modified, updated or amended by the Amendment No. 2.  Accordingly, the Amendment No. 2 should be read in conjunction with the Original 10-K, the Amended 10-K and the Company’s other filings with the Commission.  The Amendment No. 2 consists solely of the preceding cover page, this explanatory note, Part II Item 8 and Item 9A, the signature page and the exhibits identified in Part IV.

TABLE OF CONTENTS
PART II
Item 8.	Financial Statements and Supplementary Data	3
Item 9A.	Controls and Procedures	4

PART IV
Item 15.	Exhibits and Financial Statement Schedules	7
Signatures		F-26

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tortoise Capital Resources Corporation (the Company) as of November 30, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended November 30, 2011 and our report dated February 13, 2012, except for Note 15 and Note 16, as to which the date is June 1, 2012, expressed an unqualified opinion thereon.

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

/s/Ernst & Young LLP

Kansas City, Missouri
February 13, 2012
except for Note 15 and Note 16, as to which the date is
June 1, 2012

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

15. High Sierra Energy, LP Financial Information

The following tables present the financial information for High Sierra Energy, LP, an investment in which the Company owns a 7.1 percent equity interest which is reported at fair value as further described in Note 2. This information has been included due to the fact that our investment in and the financial results of High Sierra Energy, LP are significant to us, we own less than 50 percent of High Sierra Energy, LP and in the absence of a fair value election, which we have made as described in Note 2, we would account for our investment under the equity method.

High Sierra Energy, LP and Subsidiaries
Consolidated Balance Sheet

As of December 31,
2011
(in thousands, except unit amounts)
Assets
Current Assets
Cash and cash equivalents	$20,179
Trade accounts receivable, net	267,293
Inventory, net	94,971
Fair value of derivative instruments	4,481
Prepaids and other current assets	15,759
Assets of operations held of sale	8,667
Total current assets	411,350

Property, plant and equipment, net	118,445
Goodwill	111,314
Other intangibles, net	29,806
Other long-term assets	9,352
Total non-current assets	268,917
Total assets	680,267

Liabilities and equity
Current liabilities
Current portion of debt	11,315
Accounts payable
Trade	304,254
Affiliates	758
Accrued liabilities and other	25,795
Fair value of derivative instruments	1,451
Liabilities of operations held for sale	375
Total current liabilities	343,948
Long-term debt, net of current portion	104,088
Other long-term liabilities	4,726
Total non-current liabilities	108,814
Total liabilities	452,762

Equity
Partners' capital
General partner	4,966
Limited partners
Common unit holders (14,661,368 units outstanding
at December 31, 2011)	221,036
Subordinated and restricted unit holders (96,142 units outstanding
at December 31, 2011	876
Accumulated other comprehensive income	20
Total High Sierra Energy, LP partners' capital	226,898
Noncontrolling interests	607
Total equity	227,505
Total liabilities and equity	$680,267

High Sierra Energy, LP and Subsidiaries
Consolidated Statement of Operations

Year ended December 31,
2011
(in thousands)

Revenues
Product, transportation fees and other	$2,981,821
Unrealized gains on commodity derivative instruments	4,917
Total revenues	2,986,738

Operating costs and expenses
Product and transportation expenses	2,856,010
Operating expenses	48,976
General and administrative expenses	22,114
Gain on sale of assets	(436)
Depreciation and amortization expense	21,066
Total operating costs and expenses	2,947,730
Operating income	39,008
Other income (expense)
Interest income	26
Interest expense	(10,043)
Other income, net	3,310
Income from continuing operations before income taxes	32,301
Income tax expense (benefit)	(903)
Income from continuing operations	33,204

Discontinued operations
Loss from discontinued operations, net	(3,133)
Loss on disposal of discontinued operations, net	(6,350)
Loss from discontinued operations, net	(9,483)

Net income	23,721
Net income attributable to noncontrolling interests	(2,179)

Net income attributable to High Sierra Energy, LP partners	$21,542

Amounts Attributable to High Sierra Energy, LP partners
Income from continuing operations	30,839
(Loss) from discontinued operations	(9,297)

Net income attributable to High Sierra Energy, LP partners	$21,542

High Sierra Energy, LP and Subsidiaries
Consolidated Statement of Equity
Year ended December 31, 2011
(in thousands, except unit amounts)

	Common Units
	Limited Partners		General	Subordinated and restricted		Accumulated other	Noncontrolling
	Units	Amount	Partner	Units	Amount	comprehensive income	Interest	Total
Balance December 31, 2010	14,308,924	$222,105	$4,669	106,642	$845	$20	$28,067	$255,706
Contributions	385,000	10,010	—	—	—	—	—	10,010
Distributions	—	(6,589)	(134)	—	—	—	(2,829)	(9,552)
Noncontrolling interests acquired[1]	—	(24,245)	—	—	—	—	(11,701)	(35,946)
Noncontrolling interests sold[2]	—	—	—	—	—	—	(15,109)	(15,109)
Fair value of units reacquired in settlement	(76,389)	(1,986)	—	—	—	—	—	(1,986)
Vesting of subordinated and restricted units	43,833	630	—	(43,833)	(630)	—	—	—
Unit based awards, net	—	—	—	33,333	661	—	—	661
Comprehensive income
Net income	—	21,111	431	—	—	—	2,179	23,721
Total comprehensive income								23,721
Balance at December 31, 2011	14,661,368	$221,036	$4,966	96,142	$876	$20	$607	$227,505
—

1 Noncontrolling interests in Anticline and Petro Source Products acquired.
2 Noncontrolling interests in Asgard and Monroe sold in 2011.

High Sierra Energy, LP and Subsidiaries
Consolidated Statement of Cash Flow

Year ended December 31,
2011
(in thousands)
Cash flow from operating activities
Net income	$23,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	21,385
Bad debt expense	1,152
Unit-based compensation	661
Change in fair value of derivative instruments, net	(4,373)
Gain on units reacquired in settlement	(1,986)
Loss on disposals of discontinued operations	6,350
Gain on sale of assets	(436)
Changes in assets and liabilities:
Accounts receivable	(49,836)
Inventory	(36,039)
Prepaids and other assets	13,521
Accounts payable, accrued liabilities and other	88,675
Net cash provided by operating activities	62,795
Cash flows from investing activities
Cash paid for acquisition of a business and noncontrolling interests	(123,885)
Increase in restricted cash	(2,961)
Proceeds from disposals of discontinued operations	35,758
Proceeds from sale of assets	1,119
Purchases of property, plant and equipment	(33,070)
Net cash used in investing activities	(123,039)
Cash flows from financing activities
Borrowings on lines of credit	61,184
Repayments on lines of credit	(104,213)
Payments of principal on notes payable	(1,030)
Borrowings on short-term notes and line of credit	4,915
Repayments on short-term notes and line of credit	(13,289)
Borrowings of long-term debt	145,079
Payments on long-term debt	(31,612)
Decrease in cash restricted for debt service	6,793
Refund to collateralize letters of credit, net	3,215
Deferred financing fees for credit facilities	(11,022)
Distributions to non-controlling interest holders	(2,829)
Payments to affiliate	(138)
Distributions to partners	(6,723)
Contributions from partners	10,010
Net cash provided by financing activities	60,340
Net increase in cash and cash equivalents	96
Cash and cash equivalents, beginning of year	20,097
Cash and cash equivalents, end of year (including $14 cash	$20,193
and cash equivalents of subsidiaries held for sale)

Supplemental disclosure of cash and non-cash activities
Cash paid for interest, net of amount capitalized	$9,234

16. Subsequent Events

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

Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) of Tortoise Capital Resources Corporation (the “Company,” “we” or “us”) amended the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011 that was originally filed with the Securities and Exchange Commission (the “Commission”) on February 13, 2012 (the “Original 10-K”). Amendment No. 1 was filed solely to (i) appropriately classify Deferred Tax Benefit of $557,017, $708,217 and $313,024 for the years ended November 30, 2011, 2010 and 2009, respectively, and move such amounts from Loss from Operations and into Deferred Tax Expense on the Consolidated Statements of Income in accordance with Rule 5-03 of Regulation S-X, (ii) to revise the subtotal for Net Cash Provided by Operating Activities for the Year Ended November 30, 2011 within the Consolidated Statements of Cash Flows of $1,576,222 to reflect the sum of the components of that subsection of the statement of $2,762,446, (iii) to revise certain condensed financial information of the Company’s unconsolidated affiliates included in Footnote 6 to the financial statements to describe the dates for which financial information of unconsolidated affiliates is available and to add detail of operating expenses, net income, current and noncurrent assets and current and noncurrent liabilities to comply with to the requirements of Rule 4-08(g) of Regulation S-X, and (iv) to revise the Company’s outlook with respect to obtaining real estate investment trust (“REIT”) status. These changes did not impact net income or earnings per share amounts.

This Amendment No. 2 to the Annual Report on Form 10-K (“Amendment No. 2”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011 that was originally filed with the Commission on February 13, 2012 and amended on May 1, 2012.  This Amendment No. 2 is being filed solely to include Note 15 to the Company’s consolidated financial statements certain financial statements of a portfolio company and to include the information in the paragraph below.

On May 21, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively, “NGL”) announced that they have entered into merger agreements with High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively, “High Sierra”) pursuant to which NGL, a New York Stock Exchange listed company, will acquire High Sierra and pay to the limited partners of High Sierra a combination of cash and units in NGL.  As a result of this transaction, expected to close in early June 2012, the Company expects to receive approximately $9.2 million in cash and an estimated 1.2 million units of NGL.  The actual number of NGL units to be received by the Company is subject to adjustment based on the outstanding net debt of High Sierra when the transaction closes.  Based on the May 21, 2012 closing price for NGL units of $23.15, the total consideration the Company expects to receive at closing of the transaction is approximately $37.0 million.  The fair value that the Company attributed to its interests in High Sierra as of its last five fiscal quarters ending February 29, 2012 and November 30, August 31, and May 30, and February 28, 2011 was $29.1, $25.5, $27.8, $25.1, and $20.6 million, respectively.  The NGL units to be received by the Company will not be freely transferable in the public markets for at least six months following the closing.  NGL has announced that NGL management intends to recommend to the NGL Board an increase in the annual distribution on its units to $1.65.  Distributions by NGL at that rate are expected to generate an anticipated $495,000 per quarter for the Company, starting with the distribution for the quarter ending September 30, 2012 and continuing during the period that all of the NGL units are held by the Company.  The Company expects to receive one third of that distribution for the quarter ending June 30, 2012 (assuming the transaction closes in June).  The closing of the announced transaction is subject to various conditions.

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
David J. Schulte
Director and Chief Executive Officer

June 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities indicated on June 1, 2012.

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