Form 10-Q
period 2012-05-31
TORTOISE CAPITAL RESOURCES CORP
filed 2012-07-05
CIK 1347652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of June 30, 2012 was 9,184,463.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes and with the Management’s Discussion & Analysis (“MD&A”) included within; as well as provided in the 2011 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ended November 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tortoise Capital Resources Corporation (“the Company’s”) Annual Report on Form 10-K for the year ended November 30, 2011.

Tortoise Capital Resources Corporation

CONSOLIDATED BALANCE SHEETS

	May 31, 2012	November 30, 2011
	(Unaudited)
Assets
Trading securities, at fair value	$25,505,035	$27,037,642
Other equity securities, at fair value	53,314,589	41,856,730
Leased property, net of accumulated depreciation of $647,481 and $294,309, respectively	13,479,369	13,832,540
Cash and cash equivalents	3,078,640	2,793,326
Property and equipment, net of accumulated depreciation of $1,610,766 and $1,483,616, respectively	3,729,458	3,842,675
Escrow receivable	1,677,052	1,677,052
Accounts receivable	1,610,176	1,402,955
Intangible lease asset, net of accumulated amortization of $267,611 and $121,641, respectively	827,160	973,130
Lease receivable	474,152	474,152
Prepaid expenses	402,177	140,017
Receivable for Adviser expense reimbursement	—	121,962
Deferred tax asset	—	27,536
Other assets	636,831	107,679

Total Assets	104,734,639	94,287,396

Liabilities and Stockholders’ Equity
Liabilities
Management fees payable to Adviser	254,957	365,885
Distribution payable to common stockholders	1,009,908	—
Accounts payable	376,571	597,157
Line of credit	840,000	—
Long-term debt	928,453	2,279,883
Lease obligation	67,960	107,550
Deferred tax liability	4,618,540	—
Accrued expenses and other liabilities	473,106	510,608

Total Liabilities	8,569,495	3,861,083

Stockholders’ Equity
Warrants, no par value; 945,594 issued and outstanding at May 31, 2012 and November 30, 2011 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 9,180,935 shares issued and outstanding at May 31, 2012 and 9,176,889 shares issued and outstanding at November 30, 2011 (100,000,000 shares authorized)	9,181	9,177
Additional paid-in capital	93,697,764	95,682,738
Accumulated retained earnings (deficit)	1,087,499	(6,636,302)

Total Stockholders’ Equity	$96,165,144	$90,426,313

Total Liabilities and Stockholders’ Equity	$104,734,639	$94,287,396

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended May 31, 2012	For the three months ended May 31, 2011	For the six months ended May 31, 2012	For the six months ended May 31, 2011
Revenue
Sales revenue	$1,439,958	$—	$3,877,268	$—
Lease income	638,244	—	1,276,488	—

Total Revenue	2,078,202	—	5,153,756	—

Expenses
Cost of sales (excluding depreciation expense)	1,031,114	—	3,035,786	—
Management fees, net of expense reimbursements	254,965	241,193	502,346	475,873
Asset acquisition expense	94,699	—	94,699	—
Professional fees	268,935	82,952	377,513	163,828
Depreciation expense	246,828	—	493,633	—
Operating expenses	189,165	—	361,806	—
Directors’ fees	14,730	15,396	29,311	29,969
Interest expense	25,229	—	52,638	—
Other expenses	78,402	58,664	135,662	117,058

Total Expenses	2,204,067	398,205	5,083,394	786,728

Gain (loss) from Operations	$(125,865)	$(398,205)	$70,362	$(786,728)

Other Income
Net distributions and dividend income on securities	$55,462	$293,396	$140,724	$855,182
Net realized and unrealized gain (loss) on trading securities	(3,600,082)	(200,409)	(737,810)	1,221,919
Net realized and unrealized gain on other equity securities	6,837,407	4,641,480	12,906,601	3,896,897

Total Other Income	$3,292,787	$4,734,467	$12,309,515	$5,973,998

Income before income taxes	$3,166,922	$4,336,262	$12,379,877	$5,187,270

Taxes
Current tax expense	—	(200,000)	(10,000)	(200,000)
Deferred tax expense	(1,190,162)	(1,353,250)	(4,646,076)	(1,090,988)

Income tax expense, net	(1,190,162)	(1,553,250)	(4,656,076)	(1,290,988)

Net Income	$1,976,760	$2,783,012	$7,723,801	$3,896,282

Earnings Per Common Share:
Basic and Diluted	$0.22	$0.30	$0.84	$0.43

Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,180,935	9,156,931	9,178,923	9,151,776
Dividends declared per share	$0.11	$0.10	$0.22	$0.20

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation

CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock			Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Warrants
Balance at November 30, 2010	9,146,506	9,147	1,370,700	98,444,952	(4,345,626)	95,479,173

Net Income					2,922,143	2,922,143
Distributions to stockholders sourced as return of capital				(3,755,607)		(3,755,607)
Reinvestment of distributions to stockholders	30,383	30		252,212		252,242
Consolidation of wholly-owned subsidiary				741,181	(5,212,819)	(4,471,638)

Balance at November 30, 2011	9,176,889	9,177	1,370,700	95,682,738	(6,636,302)	90,426,313

Net Income					7,723,801	7,723,801
Distributions to stockholders sourced as return of capital				(2,019,361)		(2,019,361)
Reinvestment of distributions to stockholders	4,046	4		34,387		34,391

Balance at May 31, 2012 (Unaudited)	9,180,935	$9,181	$1,370,700	$93,697,764	$1,087,499	$96,165,144

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended May 31, 2012	For The Six Months Ended May 31, 2011
Operating Activities
Net Income	$7,723,801	$3,896,282
Adjustments:
Distributions received from investment securities	2,243,538	781,243
Deferred income tax, net	4,646,076	1,090,988
Depreciation expense	493,633	—
Amortization of intangible lease asset	145,970	—
Amortization of assumed debt premium	(68,429)	—
Realized and unrealized (gain) loss on trading securities	737,810	(1,221,919)
Realized and unrealized gain on other equity securities	(12,906,601)	(3,896,897)
Changes in assets and liabilities:
Decrease in interest, dividend and distribution receivable	—	38,779
Increase in accounts receivable	(207,221)	—
Increase in prepaid expenses and other assets	(791,312)	(66,045)
Increase in management fees payable to Adviser, net of expense reimbursement	11,034	22,902
Decrease in accounts payable	(220,586)	—
Decrease in accrued expenses and other liabilities	(37,502)	(67,723)

Net cash provided by operating activities	$1,770,211	$577,610

Investing Activities
Purchases of long-term investments	—	(17,072,676)
Proceeds from sales of long-term investments	—	43,336,412
Proceeds from sale of property and equipment	3,076	—
Purchases of property and equipment	(30,321)	—

Net cash provided by (used in) investing activities	$(27,245)	$26,263,736

Financing Activities
Payments on long-term debt	(1,283,000)	—
Payments on lease obligation	(39,590)	—
Advances from revolving line of credit	1,045,000	—
Repayments on revolving line of credit	(205,000)	—
Distributions paid to common stockholders	(975,062)	(826,451)

Net cash used in financing activities	$(1,457,652)	$(826,451)

Net Change in Cash and Cash Equivalents	$285,314	$26,014,895
Cash and Cash Equivalents at beginning of year	2,793,326	1,466,193

Cash and Cash Equivalents at end of period	$3,078,640	$27,481,088

Supplemental Disclosure of Cash Flow Information
Interest paid	$142,584	$—
Income taxes paid	$96,000	$—
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$34,391	$—

See accompanying Notes to Consolidated Financial Statements.

TORTOISE CAPITAL RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

(Unaudited)

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

With the filing of our Annual Report on Form 10-K for the year ended November 30, 2011, the Company’s consolidated financial statements included the accounts of the Company and its wholly-owned subsidiary, Mowood, LLC (“Mowood”). Mowood is the holding company for Omega Pipeline Company, LLC (“Omega”). Omega owns and operates a natural gas distribution system in Fort Leonard Wood, Missouri. Omega is responsible for purchasing and coordinating delivery of natural gas to Fort Leonard Wood as well as performing maintenance and expansion of the pipeline. In addition, Omega provides gas marketing services to local commercial end users. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. These consolidated financial statements and Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2011 as well as Amendment #1 to our 10-K filed on May 1, 2012 and Amendment #2 filed to our 10-K filed on June 1, 2012.

Mowood

Consolidation of Mowood was initiated at the time the Company withdrew its election to be treated as a BDC (September 21, 2011) and began reporting its financial results in accordance with general corporate reporting guidelines instead of under the AICPA Investment Company Audit Guide (the “Guide”). At that time, the presentation of the Company’s financial statements also changed prior year’s presentation and have been reclassified to conform to the presentation required for general corporate entities and to provide comparability of financial results across reporting periods. The reclassification of account balances are summarized below:

•

Items on the Consolidated Statements of Income for the period ended May 31, 2011 have been reclassified and aggregated to conform to the presentation of the results of operations for the period ended May 31, 2012. However, there was no impact to net income or earnings per share. Income from investment securities is no longer considered to be part of the Company’s operations and therefore has been classified as other income.

•	Components of cash flows for the period ended May 31, 2011 have been reclassified and aggregated to conform to the presentation of cash flows for the period ended May 31, 2012.

The accompanying consolidated financial statements reflect the results of the Company’s operations for the three and six months ended May 31, 2011 and May 31, 2012. For the three and six months ended May 31, 2011, the Mowood investment was reported under the Guide and therefore reported and accounted for as an investment carried at fair value; subsequent to September 21, 2011, the Company ceased reporting under the Guide.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period presented. Operating results for the three and six months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending November 30, 2012. These consolidated financial statements and Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2011.

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

B. Investment Securities — The Company’s investments in securities are classified as either trading or other equity securities:

•

Trading securities – the Company’s publicly traded equity securities are classified as trading securities and are reported at fair value because the Company intends to sell these securities in order to acquire real asset investments.

•	Other equity securities – the Company’s other equity securities represent interests in private companies for which the Company has elected to report these at fair value under the fair value option.

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

The Company determines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined the principal market, or the market in which the Company exits its private portfolio investments with the greatest volume and level of activity, to be the private secondary market. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value.

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

The fair value of investments in private portfolio companies is determined based on various factors, including enterprise value, observable market transactions, such as recent offers to purchase a company, recent transactions involving the purchase or sale of the equity securities of the company, or other liquidation events. The determined equity values may be discounted when the Company has a minority position that is subject to restrictions on resale, has specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other comparable factors exist.

The Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments. An independent valuation firm has been engaged by the Company to provide independent, third-party valuation consulting services based on procedures that the Company has identified and may ask them to perform from time to time on all or a selection of private investments as determined by the Company. The multi-step valuation process is specific to the level of assurance that the Company requests from the independent valuation firm. For positive assurance, the process is as follows:

•

The independent valuation firm prepares the preliminary valuations and the supporting analysis. At May 31, 2012, the independent valuation firm performed positive assurance valuation procedures on three portfolio companies comprising approximately 100 percent of the total fair value of restricted investments;

•

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

E. Accounts Receivable — Accounts receivable is presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At May 31, 2012, management determined that an allowance for doubtful accounts related to our leases was not required. Lease payments by our major tenant as defined within Note 8, have remained timely and without lapse. Management also determined that an allowance for doubtful accounts related to other revenue items was not necessary at May 31, 2012.

F. Revenue and Other Income Recognition — Specific policies for the Company’s revenue and other income items are as follows:

•

Sales revenue — Omega, acting as a principal, provides for transportation services and natural gas supply for its customers on a firm basis. In addition, Omega is paid fees for the operation and maintenance of its pipeline, including expansion of the pipeline. Omega is responsible for the coordination, supervision and quality of the expansions while actual construction is generally performed by third party contractors. Revenues related to natural gas distribution are recognized upon delivery of natural gas and upon the substantial performance of management and supervision services related to the expansion of the natural gas distribution system. Revenues from construction contracts are recognized in accordance with GAAP using either a completed contract or percentage of completion method, based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues.

•

Lease income — Income related to the Company’s leased property is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Rental payments on the leased property are typically received on a semi- annual basis and are included as lease income within the accompanying Consolidated Statements of Income.

•

Dividends and distributions from investments — Dividends and distributions from investments are recorded on their ex- dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from the Company’s investments generally are characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital is paid by our investees from their cash flow from operations. The Company records investment income, capital gains and distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

For the period from December 1, 2011 through May 31, 2012, the Company estimated the allocation of investment income and distributions received from investment securities for the distributions received from its portfolio companies within the Consolidated Statements of Income. For this period, the Company has estimated approximately 6 percent as investment income and approximately 94 percent distributions received from investment securities. The return of capital portions of the distributions are reflected on the cash flow statements as “distributions received from investment securities.”

•

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

•

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

H. Distributions to Stockholders — The amount of any quarterly distributions to stockholders will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2011 and the period ended May 31, 2012 the source of the Company’s distributions for book purposes was 100 percent distributions received from investment securities. For the year ended November 30, 2011, the Company’s distributions for tax purposes were comprised of 100 percent qualified dividend income. The tax character of distributions paid to common stockholders in the current year will be determined subsequent to November 30, 2012.

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

L. Asset Acquisition Costs — Costs in connection with the acquisition of real property are expensed as incurred.

M. Offering Costs — Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.

N. Recent Accounting Pronouncement — In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” in GAAP and the International Financial Reporting Standards (“IFRSs”). ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. Management has adopted these amendments, which did not have a material impact on the Company’s consolidated financial statements.

3.	Concentrations

The Company has historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of May 31, 2012, investments in securities of energy infrastructure companies represented approximately 75 percent of the Company’s total assets. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT qualified.

The Company’s leased property at May 31, 2012 is leased to a single entity, Public Service Company of New Mexico, as further described in Note 8. Public Service Company of New Mexico’s financial condition and ability and willingness to satisfy its obligations under its leases with the Company has a considerable impact on the Company’s results of operations and ability to service its indebtedness.

Omega has a ten-year contract expiring in 2015 to supply natural gas to the Department of Defense (“DOD”). Revenue related to the DOD contract accounted for 85 percent of sales revenues for the period from March 1, 2012 through May 31, 2012 and 85 percent of sales revenues for the period from December 1, 2011 through May 31, 2012. Mowood, through its wholly owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. Amounts due from the DOD account for 91 percent of the consolidated accounts receivable balance at May 31, 2012.

Mowood’s contracts for its supply of natural gas are concentrated among select providers. Payments to its largest supplier of natural gas accounted for 41 percent of cost of sales for the period from March 1, 2012 through May 31, 2012 and 18 percent of cost of sales for the period from December 1, 2011 through May 31, 2012.

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

Tortoise Capital Advisors, L.L.C. serves as the Company’s administrator. The Company pays the administrator a fee equal to an annual rate of 0.04 percent of aggregate average daily managed assets, with a minimum annual fee of $30,000. This fee is calculated and accrued daily and paid quarterly in arrears.

5.	Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of May 31, 2012 and November 30, 2011 are as follows:

	May 31, 2012	November 30, 2011
Deferred Tax Assets:
Organization costs	$(18,953)	$(20,068)
Net operating loss carry forwards	(5,027,105)	(2,624,525)
Cost recovery of leased assets	(78,383)	(119,970)
Asset acquisition costs	(34,642)	—
AMT and state of Kansas credit	(215,039)	(205,039)

Sub-total	$(5,374,122)	$(2,969,602)

Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$4,717,612	$2,244,914
Net unrealized gain on investment securities	5,275,050	697,152

Sub-total	$9,992,662	$2,942,066

Total net deferred tax liability (asset)	$4,618,540	$(27,536)

At May 31, 2012, a valuation allowance on deferred tax assets was not deemed necessary because the Company believes it is more likely than not that there is an ability to realize its deferred tax assets through future taxable income. Any adjustments to the Company’s estimates of future taxable income will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of May 31, 2012, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.

Total income tax expense differs from the amount computed by applying the federal statutory income tax rates of 35 percent for the three and six months ended May 31, 2012 and 34 percent for the three and six months ended May 31, 2011 to gain (loss) from operations and other income for the periods presented, as follows:

	For the three months ended		For the six months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Application of statutory income tax rate	$1,108,421	$1,474,329	$4,332,956	$1,763,672
State income taxes, net of federal tax benefit	82,974	78,921	324,353	94,409
Dividends received deduction	(1,233)	—	(1,233)	(8,560)
Change in deferred tax valuation allowance	—	—	—	(558,533)

Total income tax expense	$1,190,162	$1,553,250	$4,656,076	$1,290,988

Total income taxes are computed by applying the federal statutory rate plus a blended state income tax rate. The components of income tax expense include the following for the periods presented:

	For the three months ended		For the six months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Current tax expense
AMT	$—	$200,000	$10,000	$200,000

Total current tax expense	—	200,000	10,000	200,000

Deferred tax expense
Federal	1,107,275	1,284,492	4,322,506	1,035,555
State (net of federal tax benefit)	82,887	68,758	323,570	55,433

Total deferred tax expense	1,190,162	1,353,250	4,646,076	1,090,988

Total income tax expense	$1,190,162	$1,553,250	$4,656,076	$1,290,988

The deferred income tax expense for the six months ended May 31, 2011 includes the impact of the change in valuation allowance.

As of November 30, 2011, the Company had a net operating loss for federal income tax purposes of approximately $7,236,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $3,883,000 and $3,353,000 in the years ending November 30, 2029 and 2030, respectively. The amount of deferred tax asset for net operating losses at May 31, 2012 includes amounts for the period from December 1, 2011 through May 31, 2012. As of November 30, 2011, the Company estimated that it utilized its capital loss carry forward for approximately $12,000,000. Such estimate is subject to revision upon receipt of the 2011 tax reporting information from the individual partnerships. As of November 30, 2011, an alternative minimum tax credit of $203,109 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	May 31, 2012	November 30, 2011
Aggregate cost for federal income tax purposes	$56,654,844	$65,471,208

Gross unrealized appreciation	23,301,479	8,307,122
Gross unrealized depreciation	(1,136,699)	(4,883,958)

Net unrealized appreciation	$22,164,780	$3,423,164

6.	Fair Value of Financial Instruments

Various inputs are used in determining the fair value of the Company’s assets and liabilities. These inputs are summarized in the three broad levels listed below:

•	Level 1 — quoted prices in active markets for identical investments.

•	Level 2 — other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.).

•	Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments.

Valuation Techniques

In general, and where applicable, the Company uses readily available market quotations based upon the last updated sales price from the principal market to determine fair value. This pricing methodology applies to the Company’s Level 1 trading securities.

The Company’s other equity securities, which represent security interests in private companies, are classified as Level 3 assets. Valuation of these investments is determined by weighting various valuation metrics for each security. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. Decreases in the valuation multiples and increases in the discount rates used would result in decreased fair values of these investments.

Security Investment	Valuation Technique	Valuation Metric and Weighting Used
High Sierra Energy, LP	Weighting of various valuation metrics	Expected merger transaction (95.0%)

Previous valuation using public company comparable multiples (5.0%)

Lightfoot Capital Partners LP	Weighting of various valuation metrics	Public company comparable historical EBITDA multiples (15.0%)

Public company comparable projected EBITDA multiples (15.0%)

Historical EBITDA multiples for recent comparable industry transactions (15.0%)

Discounted cash flow analysis of EBITDA (15.0%)

Distributable cash flows yield analysis (15.0%)

Historical investment cost (25.0%)

VantaCore Partners LP	Weighting of various valuation metrics	Public company comparable historical EBITDA multiples (16.7%)

Public company comparable projected EBITDA multiples (16.7%)

Historical EBITDA multiples for recent comparable industry transactions (16.7%)

Recent capital transactions of the company (50.0%)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of May 31, 2012 and November 30, 2011. These assets and liabilities are measured on a recurring basis.

May 31, 2012

		Fair Value
Description	May 31, 2012	Level 1	Level 2	Level 3
Assets:
Trading securities	$25,505,035	$25,505,035	$—	$—
Other equity securities	53,314,589	—	—	53,314,589

Total Assets	$78,819,624	$25,505,035	$—	$53,314,589

November 30, 2011

		Fair Value
Description	November 30, 2011	Level 1	Level 2	Level 3
Assets:
Trading securities	$27,037,642	$27,037,642	$—	$—
Other equity securities	41,856,730	—	—	41,856,730

Total Assets	$68,894,372	$27,037,642	$—	$41,856,730

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the six months ended May 31, 2012 and May 31, 2011, are as follows:

	For the six months ended
Description	May 31, 2012	May 31, 2011
Fair value beginning balance	$41,856,730	$72,929,409
Total realized and unrealized gains (losses) included in net income	12,906,601	(744,584)
Purchases	—	400,000
Sales	—	(400,000)
Return of capital adjustments impacting cost basis of securities	(1,448,742)	(84,009)

Fair value ending balance	$53,314,589	$72,100,816

The amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date which are included in net realized and unrealized gain on other equity securities within the statement of income	$12,906,601	$(744,584)

The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels for the six months ended May 31, 2012 and May 31, 2011, respectively.

Certain condensed financial information of the unconsolidated affiliates follows. The information is the most recently available financial information for these companies, which is the six months ending March 31, 2012 as reported by the portfolio companies for High Sierra Energy, LP (7.1 percent equity interest), VantaCore Partners LP (20.1 percent equity interest), and Lightfoot Capital Partners LP (6.7 percent equity interest).

Revenues	$1,629,194,834	Current assets	$434,382,000
Operating expenses	$1,596,791,623	Noncurrent assets	$497,369,000
Net income	$19,153,754	Current liabilities	$351,468,000
		Noncurrent liabilities	$179,638,000
		Partner’s equity	$400,645,000

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

Escrow Receivable — The escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, will be released upon satisfaction of certain post-closing obligations and/or the expiration of certain time periods (the shortest of which is 14 months from the April 2011 closing date of the sale). The fair value of the escrow receivable reflects a discount for the potential that the full amount due to the Company will not be realized.

Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the Company’s current expected rate for an equivalent transaction.

Line of Credit — The carrying value of the line of credit approximates the fair value due to its short term nature.

	Level within the Fair	May 31, 2012		November 30, 2011
Description	Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$3,078,640	$3,078,640	$2,793,326	$2,793,326
Escrow receivable	Level 2	1,677,052	1,677,052	1,677,052	1,677,052
Financial Liabilities
Long-term debt	Level 2	928,453	946,754	2,279,883	2,320,851
Line of credit	Level 1	840,000	840,000	—	—

7.	Property and Equipment

Property and equipment consists of the following:

Description	May 31, 2012	November 30, 2011
Natural gas pipeline	$5,215,424	$5,215,424
Vehicles and storage trailers	110,782	98,717
Computers	14,018	12,150

Gross property and equipment	5,340,224	5,326,291
Less accumulated depreciation	(1,610,766)	(1,483,616)

Net property and equipment	$3,729,458	$3,842,675

8.	Leases

The Company’s investment in the Eastern Interconnect Project (“EIP”) is leased under net operating leases with various terms to Public Service Company of New Mexico (“PNM”). PNM is referred to as the “Major Tenant”.

The future contracted minimum rental receipts for all net leases as of May 31, 2012 are as follows:

Amount
June 1 – November 30, 2012	$1,422,457
2013	2,844,914
2014	2,844,914
2015	1,422,457
Thereafter	—

Total	$8,534,742

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

On February 9, 2010, Mowood sold one of its wholly owned subsidiaries to an unrelated third party. As part of that agreement, Mowood assumed a lease obligation, including insurance and other maintenance costs, for office space to be used by the sold subsidiary through April 2013. The fair value of the future minimum lease payments and estimated costs were recorded as a liability upon the sale of the subsidiary.

Period	Lease Obligation	Interest Portion	Estimated Expenses	Total Obligation
June 1, 2012 – November 30, 2012	$40,326	$(1,088)	$1,200	$40,438
December 1, 2012 – March 31, 2013	26,966	(244)	800	27,522

Total	$67,292	$(1,332)	$2,000	$67,960

9.	Intangibles

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

Intangible Lease Asset
Balance at November 30, 2011	$973,130
Accumulated amortization for period ended May 31, 2012	(145,970)

Balance at May 31, 2012	$827,160

Remaining estimated amortization on the lease is as follows:

Period	Amount
June 1 – November 30, 2012	$145,969
2013	291,939
2014	291,939
2015	97,313
Thereafter	—

Total	$827,160

10.	Credit Facilities

On November 30, 2011, the Company entered into a 180-day rolling evergreen margin loan facility with Bank of America, N.A. The terms of the agreement provide for a $10,000,000 facility that is secured by certain of the Company’s assets. Outstanding balances generally will accrue interest at a variable rate equal to one-month LIBOR plus 0.75 percent and unused portions of the facility will accrue a fee equal to an annual rate of 0.25 percent. The Company did not have any borrowings outstanding as of November 30, 2011, and the facility was not utilized during the period of December 1, 2011 through May 31, 2012. As of May 31, 2012, the Company had segregated trading securities with an aggregate value of $1,162,920 to serve as collateral for potential borrowings under the loan facility.

On October 29, 2011, Mowood entered into a revolving note payable with a financial institution with a maximum borrowing base of $1,250,000. Borrowings on the note are secured by all of Mowood’s assets. Interest accrues at one-month LIBOR, plus a 400 percent margin (4.238 percent on May 31, 2012), is payable monthly, with all outstanding principal and accrued interest payable on October 29, 2012. Mowood had outstanding borrowings of $840,000 at May 31, 2012. The agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, and extension of guaranties, future investments in other subsidiaries and change in ownership. As of May 31, 2012, the Company was in compliance with all covenants.

11.	Warrants

At May 31, 2012 and November 30, 2011, the Company had 945,594 warrants issued and outstanding. The warrants were issued to stockholders that invested in the Company’s initial private placements and became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitled the holder to purchase one common share at the exercise price of $15.00 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants have no voting rights until such common shares are received upon exercise of the warrants.

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

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended		For the six months ended
Description	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net income	$1,976,760	$2,783,012	$7,723,801	$3,896,282
Basic and diluted weighted average shares (1)	9,180,935	9,156,931	9,178,923	9,151,776
Basic and diluted earnings per share	$0.22	$0.30	$0.84	$0.43

(1)	Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

The changes in earnings per share for the three and six months ended May 31, 2012 to the three and six months ended May 31, 2011 reflect the weighted average change in overall net income related to the consolidation of Mowood financial information and lease operating and securities transactions.

13.	Subsequent Events

On May 7, 2012, the Company declared a dividend of $0.11 per share for a total distribution of $1,009,903. The distribution was paid on June 1, 2012 to stockholders of record on May 24, 2012. The dividend reinvestment amounted to 3.2 percent.

On June 1, 2012, the Company filed a 10-K/A. This Amendment No. 2 to the Annual Report on Form 10-K amended the Company’s Annual Report for the fiscal year ended November 30, 2011. The changes made in the amendment did not impact net income or earnings per share amounts.

On June 6, 2012, the company filed an S-3/A registration statement with the Securities and Exchange Commission. (See Item 2. Management Discussion & Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.)

On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively, “NGL”) acquired High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively, “High Sierra”) pursuant to which NGL, a New York Stock Exchange listed company, is expected to pay to the limited partners of High Sierra a combination of cash and units of NGL. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Private Company and Wholly Owned Subsidiary Update, High Sierra).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein, other than historical facts, may constitute “forward-looking statements.” These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in Part I, Item 1A of our most recent Annual Report filed on Form 10-K.

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

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items are based on the quarter and six month period ended May 31, 2012.

RESULTS OF OPERATIONS

Book value per share (total stockholder’s equity divided by shares outstanding) for the Company was $10.47 at May 31, 2012 compared to $10.37 at February 29, 2012.

NET SALES AND REVENUES/OPERATING INCOME/NET EARNINGS

Following is a comparison of net sales and revenues, operating income and net earnings for the three and six months ended May 31, 2012 and May 31, 2011.

	For the Three Months Ended		For the Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
OPERATIONS
Sales revenue	$1,439,958	$—	$3,877,268	$—
Lease revenue	638,244	—	1,276,488	—

Total Revenue	2,078,202	—	5,153,756	—
Expenses	2,204,067	398,205	5,083,394	786,728

Income (Loss) from Operations	(125,865)	(398,205)	70,362	(786,728)

OTHER INCOME
Net distributions and dividend income on securities	55,462	293,396	140,724	855,182
Net realized and unrealized gain (loss) on securities	3,237,325	4,441,071	12,168,791	5,118,816

Total Other Income	3,292,787	4,734,467	12,309,515	5,973,998

Income before Income Taxes	$3,166,922	$4,336,262	$12,379,877	$5,187,270

Net earnings per share (basic and diluted)	$0.22	$0.30	$0.84	$0.43
Weighted Average Shares	9,180,935	9,156,931	9,178,923	9,151,776

REVENUE FROM OPERATIONS

Revenue for the three and six months ended May 31, 2012 represents sales revenue from our wholly owned subsidiary, Mowood, as well as lease income from our investment in the Eastern Interconnect Project (“EIP”). Amounts related to our investment securities previously reported as revenue in prior periods are now reflected below Income (Loss) from Operations in the line item “Net distributions and dividend income on securities” within “Other Income.” Total revenue for the three and six months ended May 31, 2012 was $2,078,202 and $5,153,756, respectively. Analysis of the variances is as follows:

•	Sales revenue relating to Mowood operations for the three and six months ended May 31, 2012 was $1,439,958 and $3,877,268, respectively.

•

Had Mowood been consolidated as an operating entity during the three and six months ended May 31, 2011, examination of their unaudited financial statements for that period reveal sales revenue of $1,997,159 and $5,138,345, respectively. The revenue reduction for the 2012 periods compared to the 2011 periods is largely attributable to the decrease in volumes sold as a result of warmer weather.

•	There were no comparable revenues for the three and six months ended May 31, 2011 because results of Mowood were not consolidated and no lease income was earned during those time periods.

•

Lease revenue for the three and six months ended May 31, 2012 was $638,244 and $1,276,488 respectively. Lease revenue is predominately represented by our investment in the Eastern Interconnect Project (EIP). The Company’s investment in EIP is leased under net operating leases with various terms.

•	As of May 31, 2012, 100 percent of the Company’s leased property, based on the gross book value of real estate investments, was leased to Public Service Company of New Mexico (“PNM”).

•	Approximately 30 percent of the Company’s total revenue from operations for the period ended May 31, 2012 was derived from PNM.

Expenses from Operations

Total reported expenses for the three months ended May 31, 2012 increased $1,805,862 over expenses of $398,205 at May 31, 2011 and $4,296,666 over expenses for the six months ended May 31, 2011. The increase was primarily due to the consolidation of Mowood as well as expenses associated with the EIP lease. The most significant components of the variation are outlined in the following table:

	For The Three Months Ended		For The Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Cost of Sales	$1,031,114	$—	$3,035,786	$—
Management fees net of expense reimbursements	254,965	241,193	502,346	475,873
Acquisition Costs	94,699	—	94,699	—
Depreciation	246,828	—	493,633	—
Operating Expense	189,165	—	361,806	—
Interest Expense	25,229	—	52,638	—
Professional fees/directors/other	362,067	157,012	542,486	310,855

Total	$2,204,067	$398,205	$5,083,394	$786,728

•

Costs of sales for our wholly owned subsidiary, Mowood, for the three and six months ended May 31, 2012 were $1,031,114 and $3,035,786, respectively. Mowood was consolidated as of September 21, 2011 as a result of the Company’s withdrawal as a BDC. As such, there are no reportable comparable expenditure figures for the periods ended May 31, 2011.

•

The full cost of sales for Mowood represents 57.1 percent of the increase in overall expenditures for the three months ended May 31, 2012 and 70.7 percent of the increase in overall expenditures for the six months ended May 31, 2012. The lower percentage variation for the three months ended May 31, 2012 is due to seasonality.

•

Had Mowood been consolidated as an operating entity during the three and six months ended May 31, 2011, examination of their unaudited financial statements for that period reveal cost of sales of $1,596,555 and $4,274,599 respectively. The variation in cost of sales quarter over quarter as well period over period is the result of the warmer weather experienced.

•

Depreciation expense of $176,586 was incurred on our leased property for the quarter ended May 31, 2012. The lease was acquired on June 30, 2011 and as such, there was no depreciation expense for the period ended May 31, 2011. In addition, depreciation of $70,243 was incurred on our Mowood assets. Since Mowood was not consolidated until September 21, 2011 there are no comparable depreciation numbers. However, based on a review of Mowood’s unaudited financial statements for the quarter ended May 31, 2011, Mowood’s depreciation expense was substantially level quarter over quarter.

•

Operating expenses as reported in our consolidated financials relate to Mowood’s operations. Had Mowood been consolidated as an operating entity during the three and six months ended May 31, 2011, examination of their unaudited financial statements for that period reveal operating expenses of $171,507 and $352,294 respectively. These unconsolidated variances represent a 10.3 percent increase in operating expenses for the three months ended May 31, 2011 and May 31, 2012 and a 2.7 percent increase in operating expenses for the six months ended. The increase in operating expenditures is driven by timing variances.

•

Management fees, net of expense reimbursements for the three and six months ended May 31, 2012 were $254,965 and $502,346, respectively. The increase is due to a slight increase in the average value of our investment portfolio.

•

Interest expense for the quarter ended May 31, 2012 of $25,229 and for the six months ended May 31, 2012 of $52,638 represents a combination of the interest on PSNM debt margin loan fees on the Company’s line of credit and Mowood’s credit facility. Interest on the PSNM debt for the quarter and six months ended May 31, 2012 was $34,150 and $90,217 respectively. Interest expense, netted against amortization on above market debt for the quarter and six months ended May 31, 2012 of $25,902 and $68,429 results in a net interest expense on the PSNM debt of $8,248 and $21,788 respectively. The lease was acquired on June 30, 2011 and as such, there was no interest expense for the period ended May 31, 2011. The remaining interest expenses is margin fees associated with non-use of the Company’s line of credit and interest on Mowood’s line of credit.

•

All other expenses for the three and six months ended May 31, 2012 totaled $456,766 and $637,185, respectively. This represents an increase of $299,754 and $326,330 compared to the three and six months ended May 31, 2011, respectively, and reflects the combination of increased legal and external audit fees associated with the various interactions with the SEC.

Seasonality

The Company’s subsidiary, Mowood, experiences a substantial amount of seasonality in gas sales. As a result, overall sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. Due to the seasonal nature of Mowood, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Other Income includes earnings on our portfolio of trading securities and other equity securities and realized and unrealized gains (losses) on such securities. Other income for the three months ended May 31, 2012 totaled $3,292,787, representing a decrease of $1,441,680 as compared to the three months ended May 31, 2011. Other income for the six months ended May 31, 2012 totaled $12,309,515, representing an increase of $6,335,517 as compared to the six months ended May 31, 2011. These changes were primarily related to changes in the fair value of our securities investments reflected within net realized and unrealized gains on our trading and other equity securities.

Other Income also reflects the distributions we receive from our securities portfolio. The following table shows gross income received from investment securities on a cash basis, less the amounts that were a distribution received from investment securities:

	For the Three Months Ended		For the Six Months Ended
Description	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Gross distributions and dividend income received from investment securities	$1,245,993	$768,914	$2,384,262	$1,636,425
Less distributions and dividends not reported in income received from investment securities	(1,190,531)	(475,518)	(2,243,538)	(781,243)

Income received from investment securities, net	$55,462	$293,396	$140,724	$855,182

Private Company and Wholly-Owned Subsidiary Update

Following is a summary of the fair values of the other equity securities that we held at May 31, 2012 as they compare to the fair values at February 29, 2012.

	Fair Value May 31, 2012	Fair Value February 29, 2012	Change
High Sierra	$35,349,226	$29,059,836	$6,289,390
Lightfoot	8,609,517	9,471,942	(862,425)
VantaCore	9,355,858	8,686,951	668,907
Lonestar	—	51,000	(51,000)

High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)

High Sierra is a holding company that identifies, acquires, manages and integrates businesses and revenue generating assets in the natural resources industry, primarily in connection with the transportation, processing, storage and marketing of hydrocarbons. High Sierra maintains four distinct business segments identified as: Water Services, Crude Oil and Marketing; Logistics Terminaling & Storage and Energy Marketing. High Sierra began operations in December 2004 and our investments in High Sierra Energy, LP occurred on November 2, 2006 and June 15, 2007. Our investments in High Sierra Energy, GP occurred on November 2, 2006 and May 1, 2007. We hold a 7.1 percent LP equity interest and a 2.4 percent GP equity interest. We hold board of director’s observation rights for High Sierra.

The fair value of High Sierra increased approximately $6.3 million or 21.6 percent during the quarter primarily due to the announcement of the pending sales transaction as described below. High Sierra paid a quarterly distribution of $0.30 per unit, equal to the amount paid in the previous quarter.

On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively, NGL) acquired High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively, High Sierra). Tortoise Capital Resources Corporation originally invested approximately $26.8 million in HS Limited Partnership and General Partnerships interests and expect to receive in exchange, approximately $9.4 million in cash and approximately 1.2 million newly issued units of NGL. The NGL units are not subject to a lock-up agreement, however they can only be sold pursuant to an exemption from the Securities and Exchange Commission (SEC)’s registration requirements, such as Rule 144. Based on the close price as of June 19, 2012 and excluding any discount for restriction, the value of the NGL units expected to be received by Tortoise Capital Resources Corporation is approximately $28.2 million.

Lightfoot Capital Partners LP and Lightfoot Capital Partners GP LLC (“Lightfoot”)

The Company holds a direct investment in Lightfoot Capital Partners LP (6.7 percent) and Lightfoot Capital Partners GP (collectively “Lightfoot”) (1.5 percent). Lightfoot’s assets consist of an 83.5 percent interest in Arc Terminals (“Arc”) and a minority position in a Liquefied Natural Gas facility located in Mississippi. Arc provides storage and delivery services for petroleum, petrochemical and chemical products to customers under long term storage and throughput contracts. Arc has eleven terminals located in the United States with a combined working capacity of approximately 3.53 million barrels.

The fair value of Lightfoot decreased approximately $862,000 or 9.1 percent from the valuation at February 29, 2012. The decrease was driven by the Lightfoot’s adjusted downward forecast for 2012. Lightfoot paid a quarterly distribution of $0.21 per unit, equal to the amount paid in the previous quarter.

In 2011 and in the first quarter of 2012, Arc invested a significant amount in growth capital, focused primarily on the Blakeley Terminal. On March 15, 2012, Arc purchased the adjacent land to the Blakeley facility which enables Arc to modify the Blakeley port facility to allow ocean-going vessels to load and unload. Improvements to the dock are expected to be completed by the end of the second quarter.

VantaCore Partners LP (“VantaCore”)

VantaCore was formed to acquire the assets of four separate companies who provide sand, gravel and other aggregates to customers in and around Clarksville, Tennessee. In August 2008, VantaCore completed the acquisition of Southern Aggregates, LLC which operates four sand and gravel pits located northeast of Baton Rouge, Louisiana. In August 2011, VantaCore acquired the Cherry Grove limestone quarry from North American Limestone Corporation. We hold approximately 20 percent of the total equity interests of VantaCore. In addition, we hold a seat on VantaCore’s Board of Directors.

The fair value in VantaCore increased approximately $669,000 or 7.7 percent from February 29, 2012. The increase is attributable to VantaCore’s continued improved performance driven by cost cutting initiatives undertaken and the price increases that have gone into effect.

VantaCore was unable to meet its minimum quarterly distribution in cash for the quarter ended March 31, 2012. This quarter common and preferred unit holders elected to receive their distributions as a combination of $0.23 in cash and the remainder in preferred units. We received 17,421 additional preferred units.

On June 8, 2012, VantaCore acquired Laurel Aggregates LP, a regional provider of limestone aggregate products to the energy and construction industries in SW Pennsylvania (Marcellus), Northern West Virginia, Western Maryland and Eastern Ohio. The company produces around 3.0 million tons per year and brokers an additional 600 thousand tons primarily to eastern Ohio customers. Tortoise Capital Resources Corporation did not participate in funding for this acquisition.

Mowood, LLC (“Mowood”) — Wholly Owned Subsidiary

Mowood is the holding company of Omega Pipeline, LLC (“Omega”). Omega is a natural gas local distribution company located on the Fort Leonard Wood military installation in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We hold 100 percent of the equity interests in Mowood and hold a seat on its board of directors. TTO provides a revolving line of credit to Mowood which allows for a maximum principal balance of $5.3 million. At May 31, 2012, the principal balance outstanding was $3.8 million. To-date, construction projects have occurred slower than originally planned. However, it is anticipated that the remaining projects will be completed within the fiscal year and are expected to bolster Mowood’s financial performance.

Distributions

Our portfolio of real property assets and investment securities generate cash flow to us from which we pay distributions to stockholders. As of the second quarter 2012, the most significant source of our stockholder distributions continues to be the distributions from our investment securities. This information was utilized to provide the Board of Directors with guidance regarding distribution payout. The amount of distribution payout is recorded on the ex-dividend date.

The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the quarter ended May 31, 2012, the Board of Directors declared a distribution of $1,009,903 or $0.11 per share. This compares to distributions declared for the quarter ended May 31, 2011 of $915,693 or $0.10 per share. The increase in distributions was primarily due to the increased performance of our securities portfolio in the second quarter of 2012. We continue to believe that our investments should support a sustainable annualized distribution of not less than $0.44 per share.

Once we attain REIT status, we intend to provide standard performance measures utilized by REITs including Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). Our investments in securities and real property assets will generate cash flow to us from which we expect to pay distributions to stockholders. The Board of Directors will determine the amount of any distribution we expect to pay our stockholders. A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under IRC section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to qualify as a REIT.

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

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of May 31, 2012.

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	>5 years
Long-term debt	$905,000	$905,000	—	—	—
Operating lease	$67,960	$67,960	—	—	—
Line of credit	$840,000	$840,000	—	—	—

Note: At May 31, 2012, the principal balance outstanding on the debt assumed in the Eastern Interconnect Project was $905,000. The remaining principal balance is due on the maturity date of October 1, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We entered into a 180-day rolling evergreen margin loan facility with Bank of America, N.A. on November 30, 2011. The terms of the agreement are outlined in Footnote 10 herein. The terms of the agreement provide for a $10,000,000 facility that is secured by certain of the Company’s assets. There were no outstanding borrowings on the margin loan facility at May 31, 2012.

On October 29, 2011, Mowood entered into a revolving note payable with a financial institution with a maximum borrowing base of $1,250,000. Borrowings on the note are secured by all of Mowood’s assets. At May 31, 2012, the balance on the revolving note was $840,000.

On June 6, 2012, we filed an S-3/A registration statement with the Securities and Exchange Commission The registration statement is for a proposed maximum aggregate offering price of $300,000,000 of securities. The proposed maximum aggregate offering price per class of security will be determined from time to time by us in connection with the issuance by us of the securities registered and is not specified as to each class of security pursuant to General Instruction II.D. of Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”). In no event will the aggregate offering price of all securities issued from time to time pursuant to the registration statement exceed $300,000,000. The registration statement was declared effective on June 8, 2012.

As of May 31, 2012 the securities in our portfolio, included: (i) publicly-traded master limited partnership (“MLP”) equity securities and (ii) illiquid securities issued by privately-held companies. The publicly traded securities can be liquidated more readily than the others. With plans to liquidate our securities and transition the fund into the purchase of assets that qualify for being held as a REIT, we are reporting the gains (losses) on the securities transactions as Other Income and separate from Income from Operations.

STRATEGY

Our objective is to maximize long-term value for stockholders. To achieve this goal, we target annualized total returns of 8 to 10 percent from our current operations and assets that we acquire over the long term. There is no assurance that our targets will be met in any particular period.

We seek to acquire real property assets from energy infrastructure companies and simultaneously lease these properties to the seller under long-term triple net leases, defined as a lease in which the lessee pays rent to the lessor, as well as all taxes, insurance, and maintenance expenses that arise from the use of the property. We expect our leases to be configured to include a base lease fee with additional provisions that enable us to participate in the revenue and/or value of the underlying energy infrastructure real property asset. These provisions would be considered a contingent rent or fair value repurchase option upon lease termination. These sale- leaseback transactions provide the lessee company with a source of financing that is an alternative to other financing sources such as corporate borrowing or equity offerings. Our sale-leaseback transactions may occur in conjunction with acquisitions, recapitalizations, growth projects or other corporate transactions involving the lessee company. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it back to the seller or its successor in interest (the lessee).

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

The principal challenge for us will be meeting the requirement that a substantial percentage of our assets be REIT-qualifying investments that produce REIT qualifying income. Our effort to meet that requirement will be accelerated if: (i) we are able to readily identify appropriate opportunities to liquidate our securities portfolio, or (ii) we are able to raise capital to fund new acquisitions. In either event, we will need to have identified and be able to consummate an adequate number of REIT-qualifying investments meeting our investment criteria. We do not currently have any signed agreements or binding letters of intent for such investments. These opportunities are in a preliminary stage of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. Regardless of our tax status, an investment in us will not result in Unrelated Business Taxable Income (“UBTI”).

The second quarter of 2012 drew to a close without our having acquired sufficient assets to meet the requirements of electing REIT status for the 2012 calendar year. We expect to continue to make progress throughout 2012 so that we can enter 2013 with assets that qualify and generate qualifying income. For acquisitions that we make during the 2012 calendar year, we will seek to acquire assets that allow for significant tax depreciation in order to shield all or a significant portion of our taxable income for 2012. We do not expect the failure to achieve REIT qualifying assets in 2012 to adversely affect our ability to pay distributions to our stockholders during the remainder of 2012.

Portfolio Company Monitoring

Tortoise Capital Advisors, L.L.C. monitors each securities portfolio company to determine progress relative to meeting the company’s business plan and to assess the company’s strategic and tactical courses of action. This monitoring may be accomplished by attendance at board of directors meetings, ad hoc communications with company management, the review of periodic operating and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each private portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Tortoise Capital Advisors, L.L.C.’s monitoring activities are expected to provide it with information that will enable us to monitor compliance with existing covenants. Corridor monitors the company’s real asset portfolio. This includes ensuring lease payments are received on a timely basis and that lessee’s are in compliance with contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. There were no material changes to our market risk exposure at May 31, 2012 as compared to the end of our preceding fiscal period of November 30, 2011.

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

•

Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.

•

As of May 31, 2012, the fair value of our securities portfolio (excluding short-term investments) totaled $78,819,624. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease stockholders equity by approximately $4,916,768.

•	Debt securities in our portfolio may be based on floating or fixed rates. As of May 31, 2012, we had no floating rate debt outstanding.

We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out evaluation of its disclosure controls and procedures as defined in rule 13a-15(e) or 15d- 15(e) under the Exchange Act. This evaluation was conducted under the supervision and with the participation of the Company’s management including the chief executive officer and the chief accounting officer and the Company’s disclosure committee. Based upon this evaluation, the chief executive officer and chief accounting officer of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company were effective at a reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting as defined in rule 13a–15(f) and 15d- 15(f) of the Exchange Act that occurred during the quarterly period ending May 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended May 31, 2012 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended May 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

101

The following materials from Tortoise Capital Resources Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (Extensible Business Reporting Language):

(i)     the Consolidated Balance Sheets

(ii)    the Consolidated Statements of Income

(iii)  the Consolidated Statements of Cash Flow

(iv)   the Consolidated Statements of Equity

(v)    Notes to Consolidated Financial Statements, furnished herewith.

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

TORTOISE CAPITAL RESOURCES
CORPORATION

By:	/s/ Rebecca M. Sandring
Rebecca M. Sandring
Chief Accounting Officer/Treasurer

By:	/s/ Dave J. Schulte
Dave J. Schulte
Chief Executive Officer

Date: July 5, 2012