Form 10-Q
period 2012-08-31
TORTOISE CAPITAL RESOURCES CORP
filed 2012-10-05
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of September 30, 2012 was 9,187,470.

Tortoise Capital Resources Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes and with the Management’s Discussion & Analysis (“MD&A”) included within; as well as provided in the 2011 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ended November 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tortoise Capital Resources Corporation (“the Company’s”) Annual Report on Form 10-K for the year ended November 30, 2011.

Tortoise Capital Resources Corporation
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	November 30, 2011
	(Unaudited)
Assets
Trading securities, at fair value	$57,321,502	$41,856,730
Other equity securities, at fair value	19,529,783	27,037,642
Leased property, net of accumulated depreciation of $824,066 and $294,309, respectively	13,302,783	13,832,540
Cash and cash equivalents	11,783,529	2,793,326
Property and equipment, net of accumulated depreciation of $1,680,984 and
$1,483,616, respectively	3,659,240	3,842,675
Escrow receivable	1,341,566	1,677,052
Accounts receivable	1,000,751	1,402,955
Intangible lease asset, net of accumulated amortization of $340,595 and $121,641, respectively	754,176	973,130
Lease receivable	1,185,381	474,152
Prepaid expenses	516,427	140,017
Receivable for Adviser expense reimbursement	—	121,962
Deferred tax asset	—	27,536
Other assets	1,150,210	107,679
Total Assets	$111,545,348	$94,287,396
Liabilities and Stockholders’ Equity
Liabilities
Management fees payable to Adviser	$291,911	$365,885
Distribution payable to common stockholders	1,010,291	—
Accounts payable	360,423	597,157
Line of credit	125,000	—
Long-term debt	910,863	2,279,883
Lease obligation	47,848	107,550
Deferred tax liability	7,388,060	—
Accrued expenses and other liabilities	1,235,098	510,608
Total Liabilities	$11,369,494	$3,861,083
Stockholders’ Equity
Warrants, no par value; 945,594 issued and outstanding
at August 31, 2012 and November 30, 2011
(5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 9,184,463 shares issued and outstanding at August 31, 2012 and 9,176,889 shares issued
and outstanding at November 30, 2011 (100,000,000 shares authorized)	9,185	9,177
Additional paid-in capital	92,719,962	95,682,738
Accumulated retained earnings (deficit)	6,076,007	(6,636,302)
Total Stockholders’ Equity	$100,175,854	$90,426,313
Total Liabilities and Stockholders’ Equity	$111,545,348	$94,287,396

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Month Period Ended	Month Period Ended	Month Period Ended	Month Period Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Revenue
Sales revenue	$1,927,626	$—	$5,804,894	$—
Lease income	638,244	425,496	1,914,732	425,496
Total Revenue	2,565,870	425,496	7,719,626	425,496
Expenses
Cost of sales (excluding depreciation expense)	1,381,161	—	4,416,947	—
Management fees, net of expense reimbursements	298,051	248,367	800,397	724,240
Asset acquisition expenses	144,270	583,248	238,969	583,248
Professional fees	419,340	165,360	796,853	329,188
Depreciation expense	246,804	117,724	740,437	117,724
Operating expenses	196,644	—	558,450	—
Directors’ fees	28,739	18,697	58,050	48,666
Interest expense	16,780	14,064	69,418	14,064
Other expenses	47,114	59,375	182,776	176,433
Total Expenses	2,778,903	1,206,835	7,862,297	1,993,563
Gain (loss) from Operations	$(213,033)	$(781,339)	$(142,671)	$(1,568,067)
Other Income
Net distributions and dividend income on securities	$(502,176)	$(189,001)	$(361,452)	$666,181
Net realized and unrealized gain on trading securities	5,935,768	607,399	5,197,958	1,829,318
Net realized and unrealized gain on other equity securities	2,556,734	1,435,620	15,463,335	5,332,517
Total Other Income	7,990,326	1,854,018	20,299,841	7,828,016
Income before income taxes	$7,777,293	$1,072,679	$20,157,170	$6,259,949
Taxes
Current tax expense	(19,265)	—	(29,265)	(200,000)
Deferred tax expense	(2,769,520)	(482,040)	(7,415,596)	(1,573,028)
Income tax expense, net	(2,788,785)	(482,040)	(7,444,861)	(1,773,028)
Net Income	$4,988,508	$590,639	$12,712,309	$4,486,921
Earnings Per Common Share:
Basic and Diluted	$0.54	$0.06	$1.38	$0.49
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,182,699	9,164,865	9,180,776	9,156,171
Dividends declared per share	$0.11	$0.10	$0.33	$0.30

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock
				Additional	Retained Earnings
	Shares	Amount	Warrants	Paid-in Capital	(Accumulated Deficit)	Total
Balance at
November 30, 2010	9,146,506	$9,147	$1,370,700	$98,444,952	$(4,345,626)	$95,479,173
Net Income					2,922,143	2,922,143
Distributions to stockholders
sourced as return of capital				(3,755,607)		(3,755,607)
Reinvestment of distributions
to stockholders	30,383	30		252,212		252,242
Consolidation of
wholly-owned subsidiary				741,181	(5,212,819)	(4,471,638)
Balance at
November 30, 2011	9,176,889	9,177	1,370,700	95,682,738	(6,636,302)	90,426,313
Net Income					12,712,309	12,712,309
Distributions to stockholders
sourced as return of capital				(3,029,652)		(3,029,652)
Reinvestment of distributions
to stockholders	7,574	8		66,876		66,884
Balance at
August 31, 2012 (Unaudited)	9,184,463	$9,185	$1,370,700	$92,719,962	$6,076,007	$100,175,854

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Month	For the Nine Month
	Period Ended	Period Ended
	August 31, 2012	August 31, 2011
Operating Activities
Net Income	$12,712,309	$4,486,921
Adjustments:
Distributions received from investment securities	3,685,593	1,909,941
Deferred income tax, net	7,415,596	1,573,028
Depreciation expense	740,437	117,724
Amortization of intangible lease asset	218,954	48,656
Amortization of assumed debt premium	(86,020)	(44,173)
Realized and unrealized gain on trading securities	(5,197,958)	(1,829,318)
Realized and unrealized gain on other equity securities	(15,463,335)	(5,332,517)
Changes in assets and liabilities:
Increase in interest, dividend and distribution receivable	—	(81,417)
Increase in lease receivable	(711,229)	(474,153)
Decrease in accounts receivable	402,204	—
Increase in prepaid expenses and other assets	(1,418,941)	(8,648)
Increase in management fees payable to Adviser, net of expense reimbursement	47,988	30,054
Decrease in accounts payable	(236,734)	—
Increase in accrued expenses and other liabilities	724,490	73,374
Net cash provided by operating activities	$2,833,355	$469,472
Investing Activities
Purchases of long-term investments	$—	$(28,163,465)
Proceeds from sale of long-term investment of equity securities	9,354,272	44,014,713
Proceeds from sale of property and equipment	3,076	—
Purchases of property and equipment	(30,321)	(12,250,000)
Net cash provided by (used in) investing activities	$9,327,027	$3,601,248
Financing Activities
Payments on long-term debt	$(1,283,000)	$—
Payments on lease obligation	(59,702)	—
Advances from revolving line of credit	2,585,000	—
Repayments on revolving line of credit	(2,460,000)	—
Distributions paid to common stockholders	(1,952,477)	(1,674,630)
Net cash used in financing activities	$(3,170,179)	$(1,674,630)
Net Change in Cash and Cash Equivalents	$8,990,203	$2,396,090
Cash and Cash Equivalents at beginning of year	2,793,326	1,466,193
Cash and Cash Equivalents at end of period	$11,783,529	$3,862,283
Supplemental Disclosure of Cash Flow Information
Interest paid	$155,450	$58,237
Income taxes paid	$96,000	$200,000
Non-Cash Investing Activities
Security proceeds from sale of long-term investment of equity securities	$26,565,400	$—
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$66,884	$155,714

See accompanying Notes to Consolidated Financial Statements.

Tortoise Capital Resources Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2012
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

The accompanying consolidated financial statements reflect all adjustments that are normal and recurring in nature, and in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. These consolidated financial statements and Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2011 as well as Amendment #1 to our 10-K filed on May 1, 2012 and Amendment #2 to our 10-K filed on June 1, 2012.

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

  Items on the Consolidated Statements of Income for the three and nine month periods ended August 31, 2011 have been reclassified and aggregated to conform to the presentation of the results of operations for the three and nine month periods ended August 31, 2012. However, there was no impact to net income or earnings per share. Income from investment securities is no longer considered to be part of the Company’s operations and therefore has been classified as other income.

  Components of cash flows for the nine month period ended August 31, 2011 have been reclassified and aggregated to conform to the presentation of cash flows for the nine month period ended August 31, 2012.

The accompanying consolidated financial statements reflect the results of the Company’s operations for the three and nine month periods ended August 31, 2011 and August 31, 2012. For the three and nine month periods ended August 31, 2011, the Mowood investment was reported under the Guide and therefore reported and accounted for as an investment carried at fair value; subsequent to September 21, 2011, the Company ceased reporting under the Guide.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period presented. Operating results for the three and nine month periods ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending November 30, 2012. These consolidated financial statements and Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2011.

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

The major components of net realized and unrealized gain on trading securities for the three and nine month periods August 31, 2012 and 2011 are as follows:

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Net unrealized gain (loss) on trading securities	$5,911,138	$584,649	$5,173,328	$(204,554)
Net realized gain on trading securities	24,630	22,750	24,630	2,033,872
Total net realized and unrealized gain
on trading securities	$5,935,768	$607,399	$5,197,958	$1,829,318

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

  The independent valuation firm prepares the valuations and the supporting analysis. At August 31, 2012, the independent valuation firm performed positive assurance valuation procedures on two portfolio companies comprising approximately 100 percent of the total fair value of the other equity securities.

  The Investment Committee of the Adviser reviews the valuations and supporting analyses prior to approving the valuations.

D. Cash and Cash Equivalents — The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC insured limits. The Company’s cash equivalents are comprised of short-term, liquid money market instruments.

E. Accounts Receivables — Accounts receivable is presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At August 31, 2012, management determined that an allowance for doubtful accounts related to our leases was not required. Lease payments by our major tenant as defined within Note 8, have remained timely and without lapse. Management also determined that an allowance for doubtful accounts related to other revenue items was not necessary at August 31, 2012.

F. Revenue and Other Income Recognition — Specific policies for the Company’s revenue and other income items are as follows:

  Sales revenue — Omega, acting as a principal, provides for transportation services and natural gas supply for its customers on a firm basis. In addition, Omega is paid fees for the operation and maintenance of its pipeline, including expansion of the pipeline. Omega is responsible for the coordination, supervision and quality of the expansions while actual construction is generally performed by third party contractors. Revenues related to natural gas distribution are recognized upon delivery of natural gas and upon the substantial performance of management and supervision services related to the expansion of the natural gas distribution system. Revenues from construction contracts are recognized in accordance with GAAP using either a completed contract or percentage of completion method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues.

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

For the nine month period from December 1, 2011 through August 31, 2012, the Company estimated the allocation of investment income and distributions received from investment securities for the distributions received during the period from its portfolio companies within the Consolidated Statements of Income. For this period, the Company has estimated approximately 2 percent as investment income and approximately 98 percent distributions received from investment securities. The return of capital portions of the distributions are reflected on the cash flow statements as “distributions received from investment securities.”

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

Subsequent to November 30, 2011, the Company reallocated the amount of 2011 income and return of capital it recognized for the period December 1 2010 to November 30, 2011 based on the 2011 tax reporting information received from the individual portfolio companies. This reclassification amounted to a decrease in net distributions and dividend income on securities of approximately $448,000 or $.05 per share ($281,000 or $0.03 per share, net of deferred tax benefit); an increase in net realized and unrealized gains on trading and other equity securities of $448,000 or $.05 per share ($281,000 or $0.03 per share, net of deferred tax expense) for the year ended November 30, 2011.

Subsequent to the period ended May 31, 2012, the Company allocated the amount of investment income and return of capital recognized in the current fiscal year based on its revised 2012 estimates, after considering the final allocations for 2011. This reclassification amounted to a decrease in net distributions and dividend income on securities of approximately $95,000 or $.01 per share ($60,000 or $0.007 per share, net of deferred tax benefit); an increase in net realized and unrealized gains on trading and other equity securities of $95,000 or $.01 per share ($60,000 or $0.007 per share, net of deferred tax expense) for the nine month period from December 1, 2011 to August 31, 2012.

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

H. Distributions to Stockholders — The amount of any quarterly distributions to stockholders will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the year ended November 30, 2011 and the nine month period ended August 31, 2012 the primary source of the Company’s distributions for book purposes distributions was received from investment securities. For the year ended November 30, 2011, the Company’s distributions for tax purposes were comprised of 100 percent qualified dividend income. The tax character of distributions paid to common stockholders in the current year will be determined subsequent to November 30, 2012.

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

3. CONCENTRATIONS

The Company has historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of August 31, 2012, investments in securities of energy infrastructure companies represented approximately 69 percent of the Company’s total assets. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT qualified.

The Company’s leased property at August 31, 2012 is leased to a single entity, Public Service Company of New Mexico, as further described in Note 8. Public Service Company of New Mexico’s financial condition and ability and willingness to satisfy its obligations under its leases with the Company has a considerable impact on the Company’s results of operations.

Omega has a ten-year contract expiring in 2015 to supply natural gas to the Department of Defense (“DOD”). Revenue related to the DOD contract accounted for 69 percent of sales revenues for the three month period from May 1, 2012 through August 31, 2012 and 82 percent of sales revenues for the nine month period from December 1, 2011 through August 31, 2012. Mowood, through its wholly owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. Amounts due from the DOD, account for 76 percent of the consolidated accounts receivable balance at August 31, 2012.

Mowood’s contracts for its supply of natural gas are concentrated among select providers. Payments to its largest supplier of natural gas to-date during 2012, accounted for 5 percent of cost of sales for the three month period from May 1, 2012 through August 31, 2012, and 30 percent of cost of sales for the nine month period from December 1, 2011 through August 31, 2012.

4. AGREEMENTS

On December 1, 2011, the Company executed a Management Agreement (“Agreement”) with Corridor InfraTrust Management, LLC (“Corridor”). The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s average monthly Managed Assets for such quarter. For purposes of the Agreement, “Managed assets” means all of the securities of the Company and all of the real property assets of the Company (including any securities or real property assets purchased with or attributable to any borrowed funds) minus all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, “securities” includes the Company’s security portfolio, valued at then current market value. For purposes of the definition of Managed Assets, “real property assets” includes the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated, valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.) The Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock. In addition, the Company entered into a new Advisory Agreement by and among the Company, Tortoise Capital Advisors, L.L.C. and Corridor under which Tortoise Capital Advisors, L.L.C. will provide certain securities focused investment services necessary to evaluate, monitor and liquidate the Company’s remaining securities portfolio and also provide the Company with certain operational (i.e. non-investment) services. Corridor will compensate Tortoise Capital Advisors, L.L.C. for such services provided to the Company.

Tortoise Capital Advisors, L.L.C. serves as the Company’s Administrator. The Company pays the Administrator a fee equal to an annual rate of 0.04 percent of aggregate average daily managed assets, with a minimum annual fee of $30,000. This fee is calculated and accrued daily and paid quarterly in arrears.

5. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of August 31, 2012 and November 30, 2011 are as follows:

	August 31, 2012	November 30, 2011
Deferred Tax Assets:
Organization costs	$(18,220)	$(20,068)
Net operating loss carry forwards	(4,893,990)	(2,624,525)
Cost recovery of leased assets	(57,038)	(119,970)
Asset acquisition costs	(88,065)	—
AMT and state of Kansas credit	(196,197)	(205,039)
Sub-total	$(5,253,510)	$(2,969,602)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$10,155,864	$2,244,914
Net unrealized gain on investment securities	2,485,706	697,152
Sub-total	$12,641,570	$2,942,066
Total net deferred tax liability (asset)	$7,388,060	$(27,536)

At August 31, 2012, a valuation allowance on deferred tax assets was not deemed necessary because the Company believes it is more likely than not that there is an ability to realize its deferred tax assets through future taxable income. Any adjustments to the Company’s estimates of future taxable income will be made in the period such determination is made. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of August 31, 2012, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.

Total income tax expense differs from the amount computed by applying the federal statutory income tax rates of 35 percent for the three and nine months ended August 31, 2012 and 2011 to gain (loss) from operations and other income for the periods presented, as follows:

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Application of statutory income tax rate	$2,722,054	$427,310	$7,055,010	$2,190,982
State income taxes, net of federal tax benefit	155,106	69,602	479,459	164,011
Dividends received deduction	12	—	(1,221)	—
Change in deferred tax valuation allowance	—	—	—	(558,533)
Other	(88,387)	(14,872)	(88,387)	(23,432)
Total income tax expense	$2,788,785	$482,040	$7,444,861	$1,773,028

Total income taxes are computed by applying the federal statutory rate plus a blended state income tax rate. During the period, the Company re-evaluated its overall federal and state income tax rate, decreasing it from 37.62 percent to 37.26 percent due to anticipated state apportionment of income and gains. The components of income tax expense include the following for the periods presented:

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Current tax expense:
AMT expense (benefit)	$(18,842)	$—	$(8,842)	$200,000
State tax expense	38,107	—	38,107	—
Total current tax expense	$19,265	$—	$29,265	$200,000
Deferred tax expense:
Federal	$2,601,535	$448,469	$6,965,804	$1,463,476
State (net of federal tax benefit)	167,985	33,571	449,792	109,552
Total deferred tax expense	2,769,520	482,040	7,415,596	1,573,028
Total income tax expense	$2,788,785	$482,040	$7,444,861	$1,773,028

The deferred income tax expense for the nine months ended August 31, 2011 includes the impact of the change in valuation allowance.

As of November 30, 2011, the Company had a net operating loss for federal income tax purposes of approximately $7,387,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $8,000, $4,002,000, $3,353,000 and $24,000 in the years ending November 30, 2028, 2029, 2030 and 2031, respectively. The amount of deferred tax asset for net operating losses at August 31, 2012 includes amounts for the period from December 1, 2011 through August 31, 2012. As of November 30, 2011, the Company utilized its capital loss carry forward. As of November 30, 2011, an alternative minimum tax credit of $194,267 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

	August 31, 2012	November 30, 2011
Aggregate cost for federal income tax purposes	$47,508,824	$65,471,208
Gross unrealized appreciation	30,269,676	8,307,122
Gross unrealized depreciation	(927,215)	(4,883,958)
Net unrealized appreciation	$29,342,461	$3,423,164

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

An equity security of a publicly traded company acquired in a private placement transaction without registration under the Securities Act of 1933, as amended (the “1933 Act”), is subject to restrictions on resale that can affect the security’s liquidity (and hence its fair value). If the security has a common share counterpart trading in a public market, the Company generally determines an appropriate percentage discount for the security in light of the restrictions that apply to its resale (taking into account, for example, whether the resale restrictions of Rule 144 under the 1933 Act apply). This pricing methodology applies to the Company’s Level 2 trading securities.

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

Security Investment	Valuation Technique	Valuation Metric and Weighting Used
Lightfoot Capital Partners LP	Weighting of various	Public company comparables historical EBITDA multiples (20.0%)
	valuation metrics	Public company comparables projected EBITDA multiples (20.0%)
Historical EBITDA multiples for recent comparables industry transactions (20.0%)
Discounted cash flow analysis of EBITDA (20.0%)
Distributable cash flows yield analysis (20.0%)
VantaCore Partners LP	Weighting of various	Public company comparables historical EBITDA multiples (12.5%)
	valuation metrics	Public company comparables projected EBITDA multiples (12.5%)
Historical EBITDA multiples for recent comparables industry transactions (12.5%)
Discounted cash flow analysis of EBITDA (12.5%)
Recent capital transaction of the company (50.0%)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of August 31, 2012 and November 30, 2011. These assets and liabilities are measured on a recurring basis.

August 31, 2012

		Fair Value
Description	August 31, 2012	Level 1	Level 2	Level 3
Assets:
Trading securities	$57,321,502	$27,172,862	$30,148,640	$—
Other equity securities	19,529,783	—	—	19,529,783
Total Assets	$76,851,285	$27,172,862	$30,148,640	$19,529,783

November 30, 2011

		Fair Value
Description	November 30, 2011	Level 1	Level 2	Level 3
Assets:
Trading securities	$27,037,642	$27,037,642	$—	$—
Other equity securities	41,856,730	—	—	41,856,730
Total Assets	$68,894,372	$27,037,642	$—	$41,856,730

The changes for all Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended August 31, 2012 and August 31, 2011, are as follows:

	For the Nine Month Periods Ended
Description	August 31, 2012	August 31, 2011
Fair value beginning balance	$41,856,730	$72,929,409
Total realized and unrealized gains (losses) included
in net income	15,467,845	3,655,464
Purchases	—	11,490,789
Sales	(35,919,672)	(32,734,818)
Return of capital adjustments impacting cost basis of securities	(1,875,120)	(861,917)
Fair value ending balance	$19,529,783	$54,478,927
The amount of total gains (losses) for the period
included in net income attributable to the change in
unrealized gains (losses) relating to assets still held at
the reporting date which are included in net realized
and unrealized gain on other equity securities within
the statement of income	$(355,223)	$(434,354)

As of May 31, 2012, the Company’s other equity securities, which represented security interests in private companies, and were classified as Level 3 assets, included High Sierra Energy, LP. On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively “NGL”) acquired High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively “High Sierra”) pursuant to which NGL, a New York Stock Exchange listed company, paid to the limited partners of High Sierra approximately $9.4 million in cash and approximately 1.2 million newly issued units of NGL. A realized gain of $15.8 million was recognized during the third quarter upon the sale. NGL is classified as a Level 2 Trading security above. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Private Company and Wholly Owned Subsidiary Update, High Sierra.)

The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels for the nine months ended August 31, 2012 and August 31, 2011, respectively.

Certain condensed financial information of the unconsolidated affiliates follows. The information is the most recently available financial information for these companies, which is the nine months ending June 30, 2012 as reported by the portfolio companies for VantaCore Partners LP (11 percent equity interest), and Lightfoot Capital Partners LP (6.7 percent equity interest).

Revenues	$55,797,834	Current assets	$31,552,000
Operating expenses	$42,793,623	Noncurrent assets	$296,706,000
Net income	$1,283,754	Current liabilities	$16,974,000
		Noncurrent liabilities	$108,331,000
		Partner’s equity	$202,953,000

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

Escrow Receivable — The escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, is anticipated to be released upon satisfaction of certain post-closing obligations and/or the expiration of certain time periods (the shortest of which was to be 14 months from the April 2011 closing date of the sale). The fair value of the escrow receivable reflects a discount for the potential that the full amount due to the Company will not be realized. During the third quarter, the carrying value of the escrow receivable was reduced by $335,486 to its fair value as of August 31, 2012.

Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the Company’s current expected rate for an equivalent transaction.

Line of Credit — The carrying value of the line of credit approximates the fair value due to its short term nature.

		August 31, 2012		November 30, 2011
	Level within the	Carrying		Carrying
Description	Fair Value Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$11,783,529	$11,783,529	$2,793,326	$2,793,326
Escrow receivable	Level 2	$1,341,566	$1,341,566	$1,677,052	$1,677,052
Financial Liabilities
Long-term debt	Level 2	$910,863	$947,985	$2,279,883	$2,320,851
Line of credit	Level 1	$125,000	$125,000	$—	$—

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Description	August 31, 2012	November 30, 2011
Natural gas pipeline	$5,215,424	$5,215,424
Vehicles and storage trailers	110,782	98,717
Computers	14,018	12,150
Gross property and equipment	5,340,224	5,326,291
Less accumulated depreciation	(1,680,984)	(1,483,616)
Net property and equipment	$3,659,240	$3,842,675

8. LEASES

The Company’s investment in the Eastern Interconnect Project (“EIP”) is leased under net operating leases with various terms to Public Service Company of New Mexico (“PNM”). PNM is referred to as the “Major Tenant”.

The future contracted minimum rental receipts for all net leases as of August 31, 2012 are as follows:

Amount
September 1 – November 30, 2012	$1,422,457
2013	2,844,914
2014	2,844,914
2015	1,422,457
Thereafter	—
Total	$8,534,742

In view of the fact that the Major Tenant leases a substantial portion of the Company’s net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, has a considerable impact on the results of operation.

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

On February 9, 2010, Mowood sold one of its wholly owned subsidiaries to an unrelated third party. As part of that agreement, Mowood assumed a lease obligation, including insurance and other maintenance costs, for office space to be used by the subsidiary that was sold, through April 2013. The fair value of the future minimum lease payments and estimated costs were recorded as a liability upon the sale of the subsidiary.

	Lease	Interest	Estimated	Total
Period	Obligation	Portion	Expenses	Obligation
September 1, 2012 – November 30, 2012	$20,309	$(437)	$454	$20,326
December 1, 2012 – March 31, 2013	27,162	(245)	605	27,522
Total	$47,471	$(682)	$1,059	$47,848

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

Description	August 31, 2012	November 30, 2011
Intangible lease asset	$1,094,771	$1,094,771
Accumulated amortization	(340,595)	(121,641)
Net Intangible lease asset	$754,176	$973,130

Remaining estimated amortization on the lease is as follows:

Period	Amount
September 1 – November 30, 2012	$72,985
2013	291,939
2014	291,939
2015	97,313
Thereafter	—
Total	$754,176

10. CREDIT FACILITIES

On November 30, 2011, the Company entered into a 180-day rolling evergreen margin loan facility with Bank of America, N.A. The terms of the agreement provide for a $10,000,000 facility that is secured by certain of the Company’s assets. Outstanding balances generally will accrue interest at a variable rate equal to one-month LIBOR plus 0.75 percent and unused portions of the facility will accrue a fee equal to an annual rate of 0.25 percent. The Company did not have any borrowings outstanding as of November 30, 2011, and the facility was not utilized during the nine month period of December 1, 2011 through August 31, 2012. As of August 31, 2012, the Company had segregated trading securities with an aggregate value of $1,205,140 to serve as collateral for potential borrowings under the loan facility.

On October 29, 2011, Mowood entered into a revolving note payable with a financial institution with a maximum borrowing base of $1,250,000. Borrowings on the note are secured by all of Mowood’s assets. Interest accrues at one-month LIBOR, plus a 400 percent margin (4.235 percent on August 31, 2012), is payable monthly, with all outstanding principal and accrued interest payable on October 29, 2012. Mowood had outstanding borrowings of $125,000 at August 31, 2012. The agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, and extension of guaranties, future investments in other subsidiaries and change in ownership. As of August 31, 2012, the Company was in compliance with all covenants.

11. WARRANTS

At August 31, 2012 and November 30, 2011, the Company had 945,594 warrants issued and outstanding. The warrants were issued to stockholders that invested in the Company’s initial private placements and became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $11.41 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants have no voting rights until such common shares are received upon exercise of the warrants. All warrants expire on February 6, 2014.

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Month Periods Ended		For the Nine Month Periods Ended
Description	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Net income	$4,988,508	$590,639	$12,712,309	$4,486,921
Basic and diluted weighted average shares(1)	9,182,699	9,164,865	9,180,776	9,156,171
Basic and diluted earnings per share	$0.54	$0.06	$1.38	$0.49

(1)	Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

The changes in earnings per share for the three and nine month periods ended August 31, 2012, to the three and nine month periods ended August 31, 2011, reflect the weighted average change in overall net income related to the consolidation of Mowood financial information and lease operating and securities transactions.

13. SUBSEQUENT EVENTS

Distribution

On August 7, 2012, the Company declared a dividend of $0.11 per share for a total distribution of $1,010,291. The distribution was paid on September 4, 2012 to stockholders of record on August 24, 2012. The dividend reinvestment amounted to approximately $27,000.

Formerly Owned International Resource Partners, LP

Upon the satisfaction of certain post-closing obligations, $628,863 of the escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, was released and paid to the Company on September 20, 2012. No clear agreement has been reached as to the remaining escrow balance and Management anticipates that it may take more than a year to satisfy other post-closing obligations prior to receiving the approximately $713,000 escrow receivable balance remaining.

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

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items are based on the three and nine month periods ended August 31, 2012.

RESULTS OF OPERATIONS

Stockholders’ equity per share for the Company was $10.91 at August 31, 2012 compared to $9.85 at November 30, 2011.

Description	August 31, 2012	November 30, 2011
Total Stockholders’ Equity per Consolidated Balance Sheets	$100,175,854	$90,426,313
Total shares issued and outstanding per Consolidated Balance Sheets	9,184,463	9,176,889
Stockholders’ Equity per share(1)	$10.91	$9.85

(1)	Stockholders’ Equity per share is calculated by dividing total Stockholder’s Equity by total shares issued and outstanding as of the balance sheet date.

NET SALES AND REVENUES/OPERATING INCOME/NET EARNINGS

Following is a comparison of net sales and revenues, operating income and net earnings for the three and nine month periods ended August 31, 2012 and August 31, 2011.

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
OPERATIONS
Sales revenue	$1,927,626	$—	$5,804,894	$—
Lease revenue	638,244	425,496	1,914,732	425,496
Total Revenue	2,565,870	425,496	7,719,626	425,496
Expenses	2,778,903	1,206,835	7,862,297	1,993,563
Income (Loss) from Operations	(213,033)	(781,339)	(142,671)	(1,568,067)
OTHER INCOME
Net distributions and dividend income on securities	(502,176)	(189,001)	(361,452)	666,181
Net realized and unrealized gain (loss) on securities	8,492,502	2,043,019	20,661,293	7,161,835
Total Other Income	7,990,326	1,854,018	20,299,841	7,828,016
Income before Income Taxes	$7,777,293	$1,072,679	$20,157,170	$6,259,949
Net earnings per share (basic and diluted)	$0.54	$0.06	$1.38	$0.49
Weighted Average Shares	9,182,699	9,164,865	9,180,776	9,156,171

REVENUE FROM OPERATIONS

Revenue for the three and nine month periods ended August 31, 2012 represents sales revenue from our wholly owned subsidiary, Mowood, as well as lease income from our investment in the Eastern Interconnect Project (“EIP”). Amounts related to our investment securities previously reported as revenue in prior periods are now reflected below Income (Loss) from Operations in the line item “Net distributions and dividend income on securities” within “Other Income.” Total revenue for the three and nine month periods ended August 31, 2012 was $2,565,870 and $7,719,626, respectively. Analysis of the variances is as follows:

  Sales revenue relating to Mowood operations for the three and nine month periods ended August 31, 2012 was $1,927,626 and $5,804,894, respectively. Mowood was consolidated as of September 21, 2011 as a result of the Company’s withdrawal as a BDC. As such, there were no reportable sales figures for the periods ended August 31, 2011.
–

Had Mowood been consolidated as an operating entity during the three and nine month periods ended August 31, 2011, examination of their unaudited financial statements for that period reveal sales revenue of $2,144,847 and $7,283,192, respectively. The revenue reduction for the three and nine month periods of 2012 compared to the 2011 three and nine month periods of 2011 is largely attributable to the decrease in volumes sold as a result of warmer weather in 2012.

  Lease revenue for the three and nine month periods ended August 31, 2012 was $638,244 and $1,914,732, respectively. Lease revenue for the three and nine month periods ended August 31, 2011 was $425,496. The revenue increase of $212,748 and $1,489,236, respectively, for the three and nine month periods ended August 31, 2012, compared to the 2011 periods, is attributable to the June 30, 2011 acquisition date of the lease, and therefore, only two months of lease activity reported in the three and nine month periods ended August 31, 2011. Lease revenue is represented by our investment in the EIP. The Company’s investment in EIP is leased under net operating leases with various terms.
–	As of August 31, 2012, 100 percent of the Company’s leased property, based on the gross book value of real estate investments, was leased to Public Service Company of New Mexico (“PNM”).

–

Approximately 25 percent and 100 percent of the Company’s total revenue from operations were derived from PNM for the three and nine month periods ended August 31, 2012 and August 31, 2011, respectively.

EXPENSES FROM OPERATIONS

Total reported expenses for the three month period ended August 31, 2012 increased $1,572,068 over expenses of $1,206,835 at August 31, 2011 to $2,778,903, and $5,868,734 over expenses of $1,993,563 for the nine month period ended August 31, 2011 to $7,862,297. The increase was primarily due to the consolidation of Mowood as well as expenses associated with the EIP lease. The most significant components of the variation are outlined in the following table:

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Cost of Sales	$1,381,161	$—	$4,416,947	$—
Management fees, net of expense reimbursements	298,051	248,367	800,397	724,240
Asset acquisition expenses	144,270	583,248	238,969	583,248
Depreciation	246,804	117,724	740,437	117,724
Operating expenses	196,644	—	558,450	—
Interest expense	16,780	14,064	69,418	14,064
Professional fees/directors’ fees/other	495,193	243,432	1,037,679	554,287
Total	$2,778,903	$1,206,835	$7,862,297	$1,993,563

  Costs of sales for our wholly owned subsidiary, Mowood, for the three and nine month periods ended August 31, 2012 were $1,381,161 and $4,416,947, respectively. Mowood was consolidated as of September 21, 2011 as a result of the Company’s withdrawal as a BDC. As such, there are no reportable comparable expenditure figures for the periods ended August 30, 2011.
–

The full cost of sales for Mowood represents 88 percent of the increase in overall expenditures for the three month period ended August 31, 2012 and 75 percent of the increase in overall expenditures for the nine month period ended August 31, 2012.

–

Had Mowood been consolidated as an operating entity during the three and nine month period ended August 31, 2011, examination of their unaudited financial statements for that period reveal cost of sales of $1,617,969 and $5,892,508, respectively. The variation in cost of sales for the three and nine month periods ended August 31, 2012, reflect a 15 percent and a 25 percent decrease, respectively, and are primarily the result of the warmer weather experienced.

  Depreciation expense of $176,586 and $117,724 was incurred on our leased property for the quarters ended August 31, 2012 and August 31, 2011, respectively. The lease was acquired on June 30, 2011 and as such, there was only two months of depreciation expense for the three and nine month periods ended August 31, 2011. In addition, depreciation of $70,218 was incurred on our Mowood assets for the three month period ended August 31, 2012. Since Mowood was not consolidated until September 21, 2011 there are no comparable depreciation numbers for the three month period ended August 31, 2011. However, based on a review of Mowood’s unaudited financial statements for the three month period ended August 31, 2011, Mowood’s depreciation expense was substantially level period over period.

  Operating expenses as reported in our consolidated financials relate to Mowood’s operations. Had Mowood been consolidated as an operating entity during the three and nine month periods ended August 31, 2011, examination of their unaudited financial statements for that period reveal operating expenses of $161,771 and $514,065, respectively. These unconsolidated variances represent a 22 percent increase in operating expenses for the three month period ended August 31, 2011 and August 31, 2012 and a 9 percent increase in operating expenses for the nine month period ended. The increase in operating expenditures is primarily driven by timing variances and higher than average operating expenses for 2012.

  Management fees, net of expense reimbursements for the three and nine month periods ended August 31, 2012 were $298,051 and $800,397, respectively. Management fees, net of expense reimbursements for the three and nine month periods ended August 31, 2011 were $248,367 and $724,240, respectively. The 20 percent and 11 percent increases are due to an increase in the average value of our investment portfolio.

  Interest expense for the three month period ended August 31, 2012 of $16,780, and for the nine month period ended August 31, 2012 of $69,418, represents a combination of the interest on PNM debt, margin loan fees on the Company’s line of credit and Mowood’s credit facility. Interest on the PNM debt for the three and nine month periods ended August 31, 2012 was $23,191 and $113,408, respectively. Interest expense, netted against amortization on above market debt for the quarter and nine month period ended August 31, 2012 of $17,590 and $86,020, respectively, results in a net interest expense on the PNM debt of $5,601 and $27,388, respectively. The lease was acquired on June 30, 2011 and as such, there was only two months of interest expense for the three and nine month periods ended August 31, 2011. Interest on the PNM debt for the three and nine month periods ended August 31, 2011 was $58,237. Interest expense, netted against amortization on above market debt for the three and nine months ended August 31, 2011 of $44,173, results in a net interest expense on the PNM debt of $14,064.

  All other expenses, which include acquisition costs, professional and directors’ fees and other expenses, for the three and nine month periods ended August 31, 2012 totaled $639,463 and $1,276,648, respectively. This represents a decrease of $187,217, or 23 percent, and an increase of $139,113, or 12 percent, compared to the three and nine month periods ended August 31, 2011, respectively. The variances primarily reflect the combination of legal and external audit fees associated with the various interactions with the SEC, the new XBRL filing requirements, and the pursuit of asset acquisitions.

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

Other Income includes earnings on our portfolio of trading securities and other equity securities and realized and unrealized gains (losses) on such securities. Other income for the three month period ended August 31, 2012 totaled $7,990,326, representing an increase of $6,136,308, or 331 percent, as compared to the three month period ended August 31, 2011. Other income for the nine month period ended August 31, 2012 totaled $20,299,841, representing an increase of $12,471,825, or 159 percent, as compared to the nine month period ended August 31, 2011. These changes were primarily related to the sale of other equity investments, High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively “High Sierra”), and changes in the fair value of our securities investments reflected within net realized and unrealized gains on our trading and other equity securities. (For further discussion, see High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra)” below.)

Other Income also reflects the distributions we receive from our securities portfolio. The following table shows gross income received from investment securities on a cash basis, less the amounts that were a distribution received from investment securities:

	For the Three Month Periods Ended		For the Nine Month Periods Ended
Description	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Gross distributions and dividend income received
from investment securities	$939,879	$939,697	$3,324,141	$2,576,122
Less distributions and dividends not reported in
income received from investment securities	(1,442,055)	(1,128,698)	(3,685,593)	(1,909,941)
Income received from investment securities, net	$(502,176)	$(189,001)	$(361,452)	$666,181

Private Company and Wholly-Owned Subsidiary Update

Following is a summary of the fair values of the other equity securities that we held at August 31, 2012 as they compare to the fair values at May 31, 2012.

	Fair Value	Fair Value
Description	August 31, 2012	May 31, 2012	Change
Lightfoot	$8,670,246	$8,609,517	$60,729
VantaCore	$10,859,537	$9,355,858	$1,503,679

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

The fair value of Lightfoot at August 31, 2012 increased by $60,729 as compared to the valuation at May 31, 2012, driven by improved performance. For the second quarter of 2012, Arc paid a full distribution to Lightfoot. Lightfoot in turn declared and paid a quarterly distribution of $0.12 per unit in September of 2012, or approximately 64% of the total amount it received from Arc, with the remainder retained by Lightfoot for outstanding due diligence costs should a potential acquisition not close. If the transaction closes, Lightfoot is expected to distribute the amount it previously retained.

Arc continues to concentrate a majority of its capital expenditures on projects that increase revenue and reduce operating expenses, primarily focused on completion of the Blakeley Terminal. Arc is also analyzing various strategic alternatives that would be expected to provide incremental EBITDA.

VantaCore Partners LP (“VantaCore”)

VantaCore was formed to acquire the assets of four separate companies who provide sand, gravel and other aggregates to customers in and around Clarksville, Tennessee. In August 2008, VantaCore completed the acquisition of Southern Aggregates, LLC which operates four sand and gravel pits located northeast of Baton Rouge, Louisiana. In August 2011, VantaCore acquired the Cherry Grove limestone quarry (“Cherry Grove”) from North American Limestone Corporation. We hold approximately 11 percent of the total equity interests of VantaCore. In addition, we hold observation rights on VantaCore’s Board of Directors.

The fair value of VantaCore increased $1,503,679, or approximately 16 percent, as compared to the fair value at May 31, 2012. The increase is attributable to VantaCore’s continued improved performance, mostly driven by the incremental results of Laurel Aggregates, as well as the success of its cost cutting initiatives and the price increases that have gone into effect. Also, in August of 2012 the Company received an additional 21,260 common units as part of its preferred B investment, which called for investors to receive one common unit for every four preferred units purchased related to the Cherry Grove funding and acquisition. Similar to its quarter ended March 31, 2012, VantaCore was unable to meet its minimum quarterly distribution in cash for its quarter ended June 30, 2012. Therefore, the common and preferred unit holders elected to receive their distributions as a combination of $0.30 per unit in cash and the remainder in preferred units. The Company received approximately $338,000 in cash and 12,613 additional preferred units during the three month period ended August 31, 2012.

On June 8, 2012, VantaCore acquired Laurel Aggregates LP, a regional provider of limestone aggregate products to the energy and construction industries in SW Pennsylvania (Marcellus), Northern West Virginia, Western Maryland and Eastern Ohio.

The company produces around 3.0 million tons per year and brokers an additional 600 thousand tons primarily to eastern Ohio customers. The Company did not participate in the funding for this acquisition.

Formerly Owned High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)

High Sierra was a holding company that identified, acquired, managed and integrated businesses and revenue generating assets in the natural resources industry, primarily in connection with the transportation, processing, storage and marketing of hydrocarbons. High Sierra maintained four distinct business segments identified as: Water Services, Crude Oil and Marketing; Logistics Terminaling & Storage and Energy Marketing. High Sierra began operations in December 2004 and our investments in High Sierra Energy, LP occurred on November 2, 2006 and June 15, 2007. Our investments in High Sierra Energy, GP occurred on November 2, 2006 and May 1, 2007. We held a 7.1 percent LP equity interest and a 2.4 percent GP equity interest. We also held board of director’s observation rights for High Sierra.

On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively “NGL”) acquired High Sierra. Tortoise Capital Resources Corporation originally invested approximately $26.8 million in High Sierra Limited Partnership and General Partnerships interests and received, in exchange, approximately $9.4 million in cash and approximately 1.2 million newly issued units of NGL. The Company recognized a third quarter realized gain of approximately $15.83 million upon the sale. The NGL units are not subject to a lock-up agreement, however they can only be sold pursuant to an exemption from the Securities and Exchange Commission (“SEC”)’s registration requirements such as Rule 144. The Company received one-third of the total quarterly distribution for its NGL common units this quarter. Beginning with NGL’s quarter ending September 30, 2012, the Company will be entitled to receive full distributions for the common units held.

Mowood, LLC (“Mowood”) — Wholly Owned Subsidiary

Mowood is the holding company of Omega Pipeline, LLC (“Omega”). Omega is a natural gas local distribution company located on the Fort Leonard Wood military installation in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We hold 100 percent of the equity interests in Mowood and hold a seat on its board of directors. The Company provides a revolving line of credit to Mowood which allows for a maximum principal balance of $5.3 million. At August 31, 2012, the principal balance outstanding was $3.8 million. Omega’s results for the first nine months are moderately higher than originally expected as the base business realized higher margins. In addition, revenues from several construction projects were recognized in the third quarter, which made a significant contribution to overall year-to-date results. Omega anticipates that full year results may be higher than planned, as the base business is expected to achieve stable results, and additional revenues from construction projects are expected to be recognized prior to year-end.

Formerly Owned International Resource Partners, LP

The escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, is anticipated to be released upon satisfaction of certain post-closing obligations and/or the expiration of certain time periods (the shortest of which was to be 14 months from the April 2011 closing date of the sale). The fair value of the escrow receivable reflects a discount for the potential that the full amount due to the Company will not be realized. During the third quarter of 2012, the carrying value of the escrow receivable was reduced by $335,486 to its fair value as of August 31, 2012.

Upon the satisfaction of certain post-closing obligations, $642,837 of the escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, was released and paid to the Company on September 20, 2012. No clear agreement has been reached as to the remaining escrow balance and Management anticipates that it may take more than a year to satisfy other post-closing obligations prior to receiving the approximately $713,000 escrow receivable balance remaining.

Distributions

Our portfolio of real property assets and investment securities generate cash flow to us from which we pay distributions to stockholders. As of the third quarter 2012, the most significant source of our stockholder distributions continues to be the distributions from our investment securities. This information was utilized to provide the Board of Directors with guidance regarding distribution payout. The amount of distribution payout is recorded on the ex-dividend date.

The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the quarter ended August 31, 2012, the Board of Directors declared a distribution of $1,010,291 or $0.11 per share. This compares to distributions declared for the quarter ended August 31, 2011 of $916,487 or $0.10 per share. The increase in distributions was primarily due to the increased performance of our securities portfolio in the second quarter of 2012. We continue to believe that our investments should support a sustainable 2012 annualized distribution of not less than $0.44 per share.

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

If we elect REIT status in the future, we will be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. Before withdrawal of the BDC election, our distributions from earnings and profits were treated as qualified dividend income (“QDI”) and return of capital. Following the withdrawal, and assuming we subsequently elect REIT status, our distributions from earnings and profits will be treated as ordinary income and generally will not qualify as QDI. We do not expect to qualify as a REIT prior to 2013, and therefore, our distributions would continue to be treated as QDI and return of capital. Thereafter, under existing law, our distributions would be treated as ordinary income and return of capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of August 31, 2012.

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	>5 years
Long-term debt	$905,000	$905,000	—	—	—
Operating lease	$47,848	$47,848	—	—	—
Line of credit	$125,000	$125,000	—	—	—

Note: At August 31, 2012, the principal balance outstanding on the debt assumed in the Eastern Interconnect Project was $905,000. The remaining principal balance is due on the maturity date of October 1, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We entered into a 180-day rolling evergreen margin loan facility with Bank of America, N.A. on November 30, 2011. The terms of the agreement are outlined in Footnote 10 herein. The terms of the agreement provide for a $10,000,000 facility that is secured by certain of the Company’s assets. There were no outstanding borrowings on the margin loan facility at August 31, 2012.

On October 29, 2011, Mowood entered into a revolving note payable with a financial institution with a maximum borrowing base of $1,250,000. Borrowings on the note are secured by all of Mowood’s assets. At August 31, 2012, the balance on the revolving note was $125,000.

On June 6, 2012, we filed an S-3/A registration statement with the Securities and Exchange Commission. The registration statement covers a proposed maximum aggregate offering price of $300,000,000 of securities. The proposed maximum aggregate offering price per class of security will be determined from time to time by us in connection with the issuance by us of the securities registered and is not specified as to each class of security pursuant to General Instruction II.D. of Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”). The registration statement was declared effective on June 8, 2012.

As of August 31, 2012 the securities in our portfolio, included: (i) publicly-traded master limited partnership (“MLP”) equity securities and (ii) illiquid securities issued by privately-held companies. The publicly traded securities can be liquidated more readily than the others. With plans to liquidate our securities and transition the fund into the purchase of assets that qualify for being held as a REIT, we are reporting the gains (losses) on the securities transactions as Other Income and separate from Income from Operations.

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

The third quarter of 2012 drew to a close without our having acquired sufficient assets to meet the requirements of electing REIT status for the 2012 calendar year. We expect to continue to make progress throughout 2012 so that we can enter 2013 with assets that qualify and generate qualifying income. For acquisitions that we make during the 2012 calendar year, we will seek to acquire assets that allow for significant tax depreciation in order to shield all or a significant portion of our taxable income for 2012. We do not expect the failure to achieve REIT qualifying assets in 2012 to adversely affect our ability to pay distributions to our stockholders during the remainder of 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. There were no material changes to our market risk exposure at August 31, 2012 as compared to the end of our preceding fiscal period of November 30, 2011.

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

  As of August 31, 2012, the fair value of our securities portfolio (excluding short-term investments) totaled $76,851,285. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease stockholders’ equity by approximately $4,821,650.

  Debt securities in our portfolio may be based on floating or fixed rates. As of August 31, 2012, we had no floating rate debt outstanding.

We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation of its disclosure controls and procedures as defined in rule 13a-15(e) or 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision and with the participation of the Company’s Management including the Chief Executive Officer and the Chief Accounting Officer and the Company’s disclosure committee. Based upon this evaluation, the Chief Executive Officer and the Chief Accounting Officer of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company were effective at a reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarterly period ending August 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the three months ended August 31, 2012 that were not registered under the Securities Act of 1933.

We did not repurchase any of our common shares during the three months ended August 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2	Certification by Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

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

TORTOISE CAPITAL RESOURCES CORPORATION
(Registrant)

By:	/s/Rebecca M. Sandring
Rebecca M. Sandring
Chief Accounting Officer/Treasurer

Date: October 5, 2012