Form 10-Q/A
period 2012-08-31
TORTOISE CAPITAL RESOURCES CORP
filed 2012-11-05
CIK 1347652

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

Explanatory Note:

The sole purpose of this amendment on Form 10-Q/A to Tortoise Capital Resources Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, filed with the Securities and Exchange Commission on October 5, 2012 (the “Form 10-Q”), is to furnish the interactive data file formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T.

No changes have been made to the Form 10-Q other than those described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2	Certification by Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.

101	The following materials from Tortoise Capital Resources Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in XBRL (Extensible Business Reporting Language):

(i) the Consolidated Statements of Financial Position

(ii) the Consolidated Statements of Income

(iii) the Consolidated Statements of Cash Flow

(iv) Notes to Consolidated Financial Statements, furnished herewith.

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

TORTOISE CAPITAL RESOURCES CORPORATION (REGISTRANT)

By:	/s/ Rebecca M. Sandring
Rebecca M. Sandring
Chief Accounting Officer/Treasurer

Date: November 5, 2012