Form 10-K
period 2012-11-30
CorEnergy Infrastructure Trust, Inc.
filed 2013-02-13
CIK 1347652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-33292

CORENERGY INFRASTRUCTURE TRUST, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	20-3431375
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4200 W. 115th Street, Suite 210 Leawood, Kansas	66211
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (913) 387-2790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on May 31, 2012 based on the closing price on that date of $9.21 on the New York Stock Exchange was $84,588,904. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2012, the registrant had 24,140,667 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

CorEnergy Infrastructure Trust, Inc,

FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2012

PART I

ITEM 1. BUSINESS

General

CorEnergy Infrastructure Trust, Inc. (“CorEnergy”) was organized as a Maryland corporation and commenced operations on December 8, 2005. Prior to December 3, 2012 our name was Tortoise Capital Resources Corporation. As used in this report, the terms “we”, “us”, “our” and the “Company” refer to CorEnergy and its subsidiaries.

Our business objective is to provide shareholders with an attractive risk-adjusted return, with an emphasis on distributions and distribution growth. We invest primarily in the U.S energy infrastructure sector. We believe the U.S. energy infrastructure offers significant opportunities for investment. We intend to pursue attractive opportunities to provide lease-based financing to energy infrastructure companies in connection with real property assets. We believe that we can acquire these assets while also satisfying the requirements for qualification as a real estate investment trust (“REIT”), and that becoming qualified and electing REIT status is in the best interests of our stockholders.

We are externally managed by Corridor InfraTrust Management, LLC (“Corridor”), an affiliate of Tortoise Capital Advisors, L.L.C. (“TCA”). TCA is a registered investment adviser with approximately $10.4 billion of assets under management in the U.S. energy infrastructure sector and 49 employees as of January 31, 2013. Corridor is an asset manager with a focus on U.S. energy infrastructure real property assets and will have access to certain resources of TCA while acting as our manager. We historically operated as a business development company under the name Tortoise Capital Resources Corporation and invested primarily in securities of privately held and micro-cap public companies operating in the U.S. energy sector. In April 2011, in connection with our strategic decision to become a REIT and focus on the acquisition of real property assets in the energy infrastructure sector, our stockholders authorized withdrawal of our election to be treated as a business development company. We do not plan on making additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our existing securities portfolio in an orderly manner.

Subsequent to year-end, we completed a follow-on equity offering in which we raised approximately $83 million of net proceeds. We have used the majority of the net proceeds from the offering and cash on hand, cash from the sale of a portion of our portfolio of publicly traded and liquid master limited partnership securities, and certain other securities to make a capital contribution to our newly formed acquisition subsidiary. That subsidiary utilized our contributed assets, along with proceeds of a concurrent co-investment and debt financing, to acquire a system of gathering, storage and pipeline facilities and certain associated real property rights located in the Pinedale Anticline in Wyoming from a subsidiary of Ultra Petroleum Corp. We entered into a triple-net lease with the subsidiary of Ultra Petroleum Corp. This Acquisition (as defined in the Recent Developments section below) was our largest acquisition of REIT-qualifying assets to date.

Strategy

We seek to acquire midstream and downstream U.S. energy infrastructure assets and concurrently enter into long-term triple net leases with energy companies. Targeted assets may include oil, natural gas and refined products gathering systems, pipelines and storage tanks; and electric, transmission and distribution systems, among other energy infrastructure assets. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other capital sources such as corporate borrowing, mortgaging real property or equity offerings. We expect our leases to include provisions that enable us to participate in the revenue and/or value of the underlying infrastructure real property asset. We intend to acquire infrastructure assets that qualify as real property for REIT purposes.

In recent years, the IRS issued several separate private letter rulings that defined certain energy infrastructure assets as real estate assets for tax purposes. The potential qualifying real estate assets in the energy infrastructure sector include electric transmission and distribution systems; and hydrocarbon gathering systems, storage, terminaling and distribution systems. We refer to such REIT-qualifying assets herein as “real property assets.” While private letter rulings provide insight into the current thinking of the IRS on tax issues, such rulings may only be relied upon by the taxpayer to whom they were issued.

On December 20, 2012 we acquired a system of gathering, storage and pipeline facilities, with certain associated real property rights in the Pinedale Anticline in Wyoming. (For additional detail see the Recent Developments section below.) We anticipate that this acquisition (taking into account our other holdings) will allow us to meet the income and assets tests necessary to qualify and elect to be taxed as a REIT for 2013.

During 2013, we will continue to focus on acquiring real property assets that are REIT-qualifying. There are opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions.

If we are able to satisfy the REIT requirements through 2013, we expect to make an election to be treated as a REIT for tax purposes for 2013 by filing a Form 1120-REIT on or before March 15, 2014, or such later date to which we have properly extended filing such income tax return.

Recent Developments

On December 20, 2012, our subsidiary, Pinedale Corridor, LP (“Pinedale LP”), closed on a Purchase and Sale Agreement with an indirect wholly-owned subsidiary of Ultra Petroleum Corp. (NYSE: UPL) (“Ultra Petroleum”). Pinedale LP acquired a system of gathering, storage and pipeline facilities (the “Liquids Gathering System” or “LGS”), with certain associated real property rights in the Pinedale Anticline in Wyoming (the “Acquisition”) for $205 million in cash and certain investment securities having an approximate market value of $23.0 million.

Pinedale LP entered into a customized long-term triple net Lease Agreement on December 20, 2012, relating to the use of the LGS (the “Lease Agreement”) with Ultra Wyoming LGS, LLC, another indirect wholly-owned subsidiary of Ultra Petroleum (“Ultra Newco”). Ultra Newco will utilize the LGS to gather and transport a commingled stream of oil, natural gas and water. At the central storage stations in the LGS, the commingled stream is separated into its separate components. Ultra Newco’s obligations under the Lease Agreement will be guaranteed by Ultra Petroleum and Ultra Petroleum’s operating subsidiary, Ultra Resources, Inc. (“Ultra Resources”), pursuant to the terms of a Parent Guaranty (the “Guaranty”). Annual rent for the initial term under the Lease Agreement will be a minimum of $20 million (as adjusted annually for changes based on the Consumer Price Index (“CPI”)) and a maximum of $27.5 million, with the exact rental amount determined by the actual volume of the components handled by the LGS, and subject to Pinedale LP not being in default under the Lease Agreement.

On December 18, 2012, we closed a follow on public offering of 13,000,000 shares of common stock, raising approximately $78 million in gross proceeds at $6.00 per share (net proceeds of approximately $73.6 million after underwriters’ discount). On December 24, 2012 we closed the sale of an additional 1,950,000 shares of common stock at $6.00 per share, less the same underwriting discount, for total net proceeds of $11.04 million. The additional shares were sold pursuant to an over-allotment option granted to the underwriters of CorEnergy’s public offering of 13,000,000 shares. Approximately $73.6 million of the net proceeds from this offering were used to finance the Acquisition.

On December 20, 2012, Pinedale LP closed $70 million secured term credit facility with KeyBank National Association (“KeyBank”) serving as a lender and the administrative agent on behalf of other lenders participating in the credit facility. Outstanding balances under the credit facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25%. The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility will be secured by the LGS. On the same date Pinedale LP closed the sale of $30 million of Pinedale LP interests to Ross Avenue Investments, LLC, an indirect wholly-owned subsidiary of Prudential Financial, Inc. (collectively “Prudential”).

We financed the Acquisition with cash, proceeds of the sale of investments, a common stock offering, the secured term credit facility, the co-investment from Prudential, and certain investment securities. Currently, the LGS accounts for a significant portion of our total assets and the lease payments under the Lease Agreement accounts for a significant portion of our total revenue. The financial condition of Ultra Newco, Ultra Petroleum and Ultra Resources and the ability and willingness of each to satisfy its obligations under the Lease Agreement and Guaranty will have a major impact on our results of operation, ability to service our indebtedness and ability to make distributions. Financial information regarding Ultra Petroleum can be found in our 8-K filed on December 10, 2012.

The Acquisition is our largest acquisition of REIT-qualifying assets to date and will serve as a cornerstone asset for our energy infrastructure real estate asset strategy. We anticipate that the Acquisition will allow us to meet the income and asset tests necessary for us to qualify and elect to be taxed as a REIT for 2013.

With the completion of the Acquisition, and based on the value of our existing assets as of August 31, 2012, our pro forma income for the nine month period ended August 31, 2012 now satisfy the REIT income tests and at least 75% of our pro forma assets as of August 31, 2012 will qualify under the REIT requirements. We intend to liquidate a portion of our securities portfolio to allow us to meet both the asset and income tests necessary to qualify for REIT status for 2013.

In the last week of December 2012, we restructured the manner in which we held certain assets and related liabilities. This restructuring, which was done to best position the Company to elect to be taxed as a REIT for 2013, included the creation of three new taxable REIT subsidiaries. One of those entities is a wholly-owned corporation that now owns all of the interests in Mowood, LLC (“Mowood”) that were directly held by us. Another wholly-owned entity was created, both to hold our remaining portfolio of publicly traded securities and to hold all of the stock of another newly created entity that itself holds our remaining portfolio of illiquid private securities.

Competitive Advantages

We believe that we are well-positioned to meet the capital needs of companies within the U.S. energy infrastructure sector for the following reasons:

•

Attractive Partner for Energy Infrastructure Companies. We believe that we are a desirable partner for energy infrastructure companies because we have specialized knowledge of the economic, regulatory, and stakeholder considerations faced by them. We are an attractive capital provider because we do not intend to compete with the operations of our lessees and are willing to enter into long-term lease and capital arrangements that suit the requirements and achieve the goals of energy infrastructure companies.

•

Broad Energy Infrastructure Scope. The universe of assets that may be owned by a REIT has expanded significantly. The Internal Revenue Service has, through a series of private letter rulings; recently confirmed new types of assets in the energy sector are eligible to be owned by a REIT, including electric transmission and distribution systems, pipeline systems, and storage and terminaling systems. While only the requesting party may rely on these rulings, they give insight into the potential for REIT qualifying assets. We also intend to acquire assets that do not generate qualifying income for MLPs, such as renewables and electric power transmission.

•

Efficient Capital Provider. If we are able to qualify as a REIT, our stockholders will generally not receive Unrelated Business Taxable Income or Effectively Connected Income. This offers us access to investors desiring the risk-adjusted return profile that we intend to provide but who are unable to invest directly in companies owning infrastructure assets, such as private equity funds or MLPs.

•

Disciplined Investment Philosophy. Our investment approach emphasizes overall asset operational and financial performance with the potential for enhanced returns through incremental asset growth, capital appreciation, and minimization of downside risk. Our process for selecting investments involves an assessment of the overall attractiveness of the specific subsector of the energy infrastructure sector in which a prospective tenant company is involved; such company’s specific competitive position within that subsector; operational asset engineering due diligence; potential commodity price impact, supply and demand and regulatory concerns; the stability and potential growth of the prospective real property asset’s cash flows; the prospective operating company’s management track record; and our ability to structure an attractive investment.

•

Experienced Management Team. The principals of Corridor have an average of over 26 years of experience in energy operations of multi-national electric and gas utilities and other national energy marketing and trading businesses and in optimizing portfolios for real property energy asset investments. Based on their real property asset operational experience and strong industry relationships, we believe that the principals of Corridor provide the expertise and knowledge necessary to acquire real property assets with strong performance standards.

•

Extensive Relationships. The principals of Corridor maintain relationships with various owners and operators of real property assets in the energy infrastructure sector. They regularly communicate with these owners and operators to discuss their real property assets and the potential for structuring financing transactions that would be both beneficial to them and to us.

•

Manager’s Affiliation with Tortoise Capital Advisors, LLC. Our manager, Corridor, is an affiliate of TCA, a registered investment adviser with approximately $10.4 billion of assets under management in the U.S. energy infrastructure sector as of January 31, 2013. Corridor has access to certain resources of TCA while acting as our manager.

Market Opportunity

We believe the environment for acquiring energy infrastructure real property assets is attractive for the following reasons:

•

Energy infrastructure provides essential services, and the demand for energy resources is expected to grow in the future. We believe energy infrastructure is the backbone of the U.S. economy. The energy infrastructure sector includes the pipes, wires and storage facilities that connect and deliver some of our most critical resources: electricity, oil and natural gas.

The demand for energy resources is correlated with population growth and has a low correlation to market cycles. U.S. energy consumption is forecasted to grow by 9% from 2010 to 2035 according to the U.S. Energy Information Administration’s (“EIA”) Annual Energy Outlook (April 2012). Demand for natural gas continues to increase as electric power generation companies switch to lower-cost, cleaner burning fuels such as natural gas. Natural gas is the cleanest fossil fuel, with lower carbon dioxide emissions than coal or oil. In recent years, 80 to 90 percent of the natural gas consumed in the United States is produced domestically.

The U.S. is the third largest producer of crude oil and the second largest producer of natural gas and natural gas liquids in the world. The United States has an abundant supply of natural gas, enough to last for approximately 150 years, according to the Interstate Natural Gas Association of America Foundation (“INGAA”).

•

Investment is needed in U.S. energy infrastructure. Due to renewable energy requirements, rapid technological advances in the methods used to extract oil and natural gas and aging infrastructure, substantial amounts of capital are expected to be invested in energy infrastructure. A 2012 study by INGAA noted that in the U.S. lower 48 states alone, $200 billion in midstream investments will be required to accommodate the development of natural gas, oil and natural gas liquid resources from 2012 through 2035.

In 2010, for entities under the jurisdiction of the Federal Energy Regulatory Commission (“FERC”), investments in the electric power transmission sector quadrupled investments in the same sector during the 1990s. According to Edison Electric Institute (“EEI”) data, planned transmission investment by shareholder-owned utilities from 2012 through 2015 will total $11.6 to $15.2 billion. A Brattle Group study based on North America Electric Reliability Corporation (“NERC”) and EEI data, projects transmission additions of 3,000 to 6,000 miles per year from 2010 through 2015. We believe that the U.S. energy infrastructure sector’s high level of projected capital expenditures and continued investiture activity provide numerous attractive acquisition opportunities.

•

There are a number of attractive operating companies with capital needs. We believe that the capital expansion plans of operating companies in the midstream and downstream segments of the U.S. energy infrastructure sector provide us attractive real property acquisition opportunities. The energy industry is characterized by assets with high barriers to entry, providing confidence that over an extended lease term an asset is unlikely to lose market share to a newly constructed asset. In addition, we can offer capital for assets that currently do not generate qualifying income for MLPs, such as renewables and electric power transmission.

•

There are a large number of assets in the energy infrastructure sector that are able to be held by a REIT. In recent years, the Internal Revenue Service (“IRS”) issued several separate private letter rulings that defined certain energy infrastructure assets as real property assets for tax purposes. The qualifying real property assets in the energy infrastructure sector include electric transmission and distribution systems, hydrocarbon gathering systems, storage, terminaling and distribution systems. While private letter rulings provide insight into the current thinking of the IRS on tax issues, such rulings may only be relied upon by the taxpayer to whom they were issued. We have not obtained any private letter rulings.

Targeted Investment Characteristics

We pursue our business objective by investing principally in the energy infrastructure sector. The energy infrastructure sector broadly includes midstream, downstream and upstream assets. We intend to focus primarily on midstream and downstream assets as described below.

•

Midstream – the gathering, processing, storing, terminaling and transporting of energy resources and their byproducts in a form that is usable by wholesale power generation, utility, petrochemical, industrial and refined products customers, including pipelines, natural gas processing plants, liquefied natural gas facilities and other energy infrastructure companies.

•

Downstream – the refining of energy sources, and the marketing and distribution of products, such as natural gas, propane and gasoline, to end-user customers; and the transmission and distribution of electricity from coal, nuclear, natural gas, agricultural, thermal, solar, wind and biomass power generation facilities.

We anticipate that our targeted real property asset acquisitions will have the following characteristics:

•

Long-Life Assets with Stable Cash Flows and Limited Commodity Price Sensitivity. We will seek real property assets having the potential to generate stable cash flows over long periods of time. We have historically invested in companies that own and operate assets with long useful lives and that generate cash flows by providing critical services primarily to the producers or end-users of energy. We have attempted to limit the direct exposure to energy commodity price risk in our portfolio. We have targeted companies that have a majority of their cash flows generated by contractual obligations. Our planned acquisitions of real property assets will continue to reflect these characteristics. Acquired real property assets will have a long useful life. We anticipate our real property assets will generate contracted cash flows with third party entities over the term of the investment, thus providing stable cash flows underlying our leases.

•

Experienced Management Teams with Energy Focus. We have targeted assets operated by management teams that have a track record of success and that have substantial knowledge in particular segments of the energy sector or with certain types of assets. We expect that our management teams’ extensive experience and network of business relationships in the energy sector will allow us to identify and attract opportunities to acquire real property assets that meet these criteria.

•

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

•	Limited Technological Risk. We generally do not target acquisition opportunities involving the application of new technologies or significant geological, drilling or development risk.

•

Growth Opportunities. We generally will seek to enter into leases that provide base rent and participating rent over the term of the lease. These increases are expected to be fixed or tied generally to increases in indices such as the CPI. We may also attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent.

Assets, Wholly-owned Subsidiary and Private Equity Investments

Pinedale Liquids Gathering System (“Pinedale LGS”), acquired December 20, 2012

Construction of the Pinedale LGS was completed by Ultra Petroleum in 2010 and consists of more than 150 miles of pipelines with 107 receipt points, and four central storage facilities that are utilized by Ultra Petroleum as a method for the gathering of commingled hydrocarbon stream, then this stream is separated into its components of water, condensate and natural gas, and subsequently storing, selling or disposing of these separated components. Prior to entering the Pinedale LGS, Ultra Petroleum will separate the produced stream into wellhead natural gas and the liquids stream. The wellhead natural gas is then transported to market by a third-party. The remaining liquids, primarily water, are transported by the Pinedale LGS to one of its four central storage facilities where it is separated into components and stored. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and natural gas sold by Ultra Petroleum or otherwise used by Ultra Petroleum for fueling onsite operational equipment. Ultra Petroleum’s non-operating working interest partners in the Pinedale field where the Pinedale LGS is located pay Ultra Petroleum a fee for the use of Ultra Petroleum’s LGS. As of June 30, 2012, Ultra Petroleum held an approximately 70% average working interest among the land it operates in the Pinedale field. To date, no major operational issues have been reported with respect to the Pinedale LGS.

Ultra Petroleum was incorporated in 1979 and is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. Ultra Petroleum leases approximately 93,000 gross (53,000 net) acres in and around the Pinedale and Jonah natural gas fields of the Greater Green River Basin in southwest Wyoming. The most recently available EIA data, dated 2009, indicated that the Pinedale field was among the top five U.S. natural gas plays based on proved reserves. As of December 31, 2011, Ultra Petroleum held an approximately 50% working interest in approximately 1,700 producing wells in these fields. The Pinedale and Jonah fields have estimated natural gas reserves of over 48 Tcfe as of December 31, 2011.

Eastern Interconnect Project (“EIP”)

The EIP project is a 40 percent undivided interest in a 216 mile, 345-KV bulk power transmission line (“Line”) and related equipment and substations including conductors, towers, easement rights, converters and other grid support components. These transmission assets move electric power across New Mexico between Albuquerque and Clovis. The project is leased on a triple net basis through April 1, 2015 to Public Service Company of New Mexico (“PNM”). PNM is an independent electric utility company serving approximately 500,000 customers in New Mexico. PNM is a subsidiary of PNM Resources. EIP is a critical, East-West link on the PNM transmission grid. Construction of the Line was completed in 1984 and is expected to have at a minimum an additional twenty years of useful life.

On November 1, 2012, we entered into a definitive Asset Purchase Agreement (“Agreement”) with PNM to sell our 40 percent undivided interest in the EIP upon lease termination on April 1, 2015 for $7.68 million. Per the Agreement, PNM will also accelerate its remaining lease payments to us. Both lease payments due in 2013 were paid to us upon execution of the definitive Agreement on November 1, 2012. In addition, per the Agreement, PNM paid $100,000 during the fourth quarter to compensate us for legal costs resulting from its filings with FERC. The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015 will be paid on January 1, 2014 in full.

The negotiation of the end-of-lease purchase option was prompted in part by a directive from FERC, which directed PNM, in consultation with us, to identify the party that would provide transmission service over the leased portion of the EIP project beyond the lease expiration in 2015. The Agreement completes the response to FERC’s order.

Mowood, LLC – Wholly Owned Subsidiary

Mowood is the holding company of Omega Pipeline Company, LLC (“Omega”). Omega is a natural gas service provider located primarily on the Fort Leonard Wood military post in south-central Missouri. Omega has a long term contract with the Department of Defense to provide natural gas and gas distribution services to Fort Leonard Wood through Omega’s approximately 70 mile pipeline distribution system on the post. In addition, Omega provides natural gas marketing services to several customers in the surrounding area. We own indirectly 100 percent of the equity interests in Mowood.

VantaCore Partners LP (“VantaCore”)

VantaCore was formed to acquire companies in the aggregate industry and currently owns a quarry and asphalt plant in Clarksville, Tennessee, sand and gravel operations located near Baton Rouge, Louisiana, a quarry in Todd County, Kentucky and a regional provider of limestone aggregate products to industries in SW Pennsylvania, Northern West Virginia, Western Maryland and Eastern Ohio. Aggregates consist of crushed stone, sand and gravel, and limestone used in the construction, concrete and the energy industries. The company also controls several hundred acres of land adjacent to its Clarksville location which recently received zoning approval for a port on the Cumberland River.

Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC (“Lightfoot”)

Lightfoot owns controlling interest in Arc Terminals (“ARC”), a limited partnership that operates 11 refined product storage terminal located throughout the United States with a combined working storage capacity of approximately 3.6 million barrels. Arc provides storage and delivery services for petroleum, petrochemical and chemical products to customers under long-term storage and throughput terminaling contracts. Lightfoot owns a minority position in a liquefied natural gas facility located in Mississippi.

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

•

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

•

Important to Tenant/Borrower Operations—We generally will focus on properties that we believe are essential or important to the ongoing operations of the tenant. We believe that this type of property will provide a relatively low risk of loss in the case of a potential bankruptcy or abandonment scenario since a tenant/borrower is less likely to risk the loss of a critically important lease or property.

•

Diversification—We attempt to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, and geographic location within the U.S. or tenant/borrower industry. By diversifying, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular asset or geographic region within the U.S.

•

Lease Terms—Generally, the net leased properties we will acquire will be leased on a full recourse basis to the tenants or their affiliates. In addition, we generally will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI. The lease will also generally seek to provide for participation in gross revenues of the tenant at the property, thereby providing exposure to the commercial activity of the tenant, and providing the tenant some flexibility in lease terms. Alternatively, a lease may provide for mandated rental increases on specific dates, and we may adopt other methods in the future.

•

Collateral Evaluation—We review the physical condition of the property and assess the likelihood of replacing the rental payment stream if the tenant defaults. We also generally engage a third party to conduct, or require the seller to conduct a preliminary examination, or Phase 1 assessment, of the site to determine the potential for contamination or similar environmental site assessments in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. We generally rely on our own analysis to determine whether to make an acquisition. Our analysis may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold may be greater or less than the acquisition cost. In cases of special purpose real estate which we expect to acquire, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.

•

Transaction Provisions to Enhance and Protect Value—We attempt to include provisions in the leases that we believe may help protect a real property asset from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations or reduce the value of the real property asset. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be replaced by other measures of credit quality such as tenant investment in leasehold improvements and commercial enterprise value of the tenant business conducted in the property.

In addition, in some circumstances, tenants may retain the right to repurchase the leased property. We expect, in those situations that the option purchase price will generally be the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

•

Equity Enhancements—We may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help achieve the goal of increasing investor returns.

•

Other Real Estate Related Assets—As other opportunities arise, we may also seek to expand the portfolio to include other types of real estate-related investments, in all cases within the energy infrastructure sector, such as:

•

equity investments in real properties that are not long-term net leased to a single-tenant and may include partially leased properties, undeveloped properties and properties subject to short-term net leases, among others;

•	mortgage loans secured by real properties;

•	subordinated interests in first mortgage real estate loans, or B-notes;

•	mezzanine loans related to real estate, which are senior to the borrower’s equity position but subordinated to other third-party financing; and

•

equity and debt securities (including preferred equity, limited partnership interests, trusts and other higher-yielding structured debt and equity investments) issued by companies that are engaged in real-estate-related businesses as defined by regulations promulgated under the Internal Revenue Code (the “Code”), including other REITs.

Environmental Matters

A discussion of the current effects and potential future impacts on our business and properties of compliance with federal, state and local environmental regulations is presented in Item 1A of this Annual Report on Form 10-K under the subheading “Risks Related to an Investments in Real Estate and the U.S. Energy Infrastructure Sector – Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.”

Financing Strategies

Consistent with our asset acquisition policies, we use leverage when available on terms we believe are favorable. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. Although we currently do not anticipate doing so, the amount of total leverage we employ may exceed 50% of our total assets, which was the maximum amount of leverage we could employ as a BDC. Substantially all of our mortgage loans are expected to be non-recourse. A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity. We also expect to have an unsecured line of credit that can be used in connection with refinancing existing debt and making new acquisitions, as well as to meet other working capital needs. We intend to incur debt which bears interest at fixed rates, or is effectively converted to fixed rates through interest rate caps or swap agreements.

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

MANAGEMENT

Our Manager

We have no employees. We are externally managed by Corridor, an affiliate of TCA, a registered investment adviser with approximately $10.4 billion of assets under management in the U.S. energy infrastructure sector as of January 31, 2013. Corridor is a real property asset manager with a focus on U.S. energy infrastructure real assets and has access to certain resources of TCA while acting as our manager. Corridor assists us in identifying infrastructure real property assets that can be leased to businesses that make goods, provide services or own assets other than securities, and is generally responsible for our day-to-day operations.

Corridor Team

Each of our officers is an employee of Corridor or one of its affiliates. Corridor is not obligated to dedicate certain of its employees exclusively to us, nor are it or its employees obligated to dedicate any specific portion of its or their time to our business. As described below, we pay a management fee and certain other fees to Corridor, which it uses in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

We pay Corridor a management fee based on total assets under management. In aligning our strategy to focus on distributions and distribution growth, Corridor is paid an incentive fee based on increases in distributions to our stockholders. A percentage of the Corridor incentive fee is reinvested in CorEnergy. Pursuant to a Management Agreement and Administration Agreement, Corridor has agreed to use its reasonable best efforts to present us with suitable acquisition opportunities consistent with our investment objectives and policies and is generally responsible, subject to the supervision and review of our Board of Directors, for our day-to-day operations.

Real Property Asset Management

The Corridor team has experience across several segments of the energy sector and is primarily responsible for investigating, analyzing and selecting potential infrastructure asset acquisition opportunities. The Acquisition of the Pinedale LGS assets was reviewed and approved by the Corridor Investment Committee, consisting of the managing directors of Corridor and TCA. Post the Acquisition of the Pinedale LGS assets the Corridor Investment Committee was dissolved, at which point future transactions are to be submitted to our Board of Directors for final approval following a recommendation from the managing directors of Corridor.

We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

We monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. In addition, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.

Portfolio Monitoring

We monitor each portfolio company to determine progress relative to meeting the Company’s business plan and to assess the Company’s strategic and tactical courses of action. This monitoring is accomplished by attendance at Board of Directors meetings, ad hoc communications with portfolio company management, the review of periodic operating and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each private portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Corridor’s monitoring activities are expected to provide us with information that will enable us to monitor compliance with existing covenants.

Management Agreement

On December 1, 2011, we executed a Management Agreement with Corridor. The Management Agreement has a current expiration date of June 30, 2013. The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s average monthly Managed Assets for such quarter. For purposes of the Management Agreement, “Managed Assets” means all of the securities of the Company and all of the real property assets of the Company (including any securities or real property assets purchased with or attributable to any borrowed funds) minus all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, “securities” includes the Company’s security portfolio, valued at then current market value. For purposes of the definition of Managed Assets, “real property assets” includes the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated, valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.) The Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock. The base Management fee for any partial quarter will be appropriately prorated. We paid a total of $1.0 million in management fees during 2012.

Advisory Agreement

On December 1, 2011, we entered into an Advisory Agreement by and among the Company, TCA and Corridor, under which TCA provided certain securities focused investment services necessary to evaluate, monitor and liquidate the Company’s remaining securities portfolio (“Designated Advisory Services”), and also provide the Company with certain operational (i.e. non-investment) services (“Designated Operational Services”). Effective December21, 2012, that agreement was replaced by an Amended Advisory Agreement pursuant to which TCA provides investment services related to the monitoring and disposition of our current securities portfolio.

Administrative Agreement

On December 1, 2011, we entered into an Administrative Agreement with TCA. During the fourth quarter of 2012, Corridor assumed the Company’s administrator duties, retroactive to August 7, 2012. The Administration Agreement has a current expiration date of June 30, 2013. Our administrator performs (or oversees or arranges for the performance of) the administrative services necessary for our operation, including without limitation providing us with equipment, clerical, bookkeeping and record keeping services. For these services we pay our administrator a fee equal to 0.04% of our aggregate average daily Managed Assets, with a minimum annual fee of $30,000.

Pursuant to the Management and Administrative Agreements, Corridor furnishes us with office facilities and clerical and administrative services necessary for our operation (other than services provided by our custodian, accounting agent, administrator, dividend and interest paying agent and other service providers). Corridor is authorized to enter into agreements with third parties to provide such services. To the extent we request, Corridor will (i) oversee the performance and payment of the fees of our service providers and make such reports and recommendations to the Board of Directors concerning such matters as the parties deem desirable, (ii) respond to inquiries and otherwise assist such service providers in the preparation and filing of regulatory reports, proxy statements, and stockholder communications, and the preparation of materials and reports for the Board of Directors; (iii) establish and oversee the implementation of borrowing facilities or other forms of leverage authorized by the Board of Directors and (iv) supervise any other aspect of our administration as may be agreed upon by us and Corridor. We have agreed, pursuant to the Agreement, to reimburse Corridor for all out-of-pocket expenses incurred in providing the foregoing.

We bear all expenses not specifically assumed by Corridor and incurred in our operations. The compensation and allocable routine overhead expenses of all investment professionals of Corridor and its staff, when and to the extent engaged in providing us investment advisory management services, is provided and paid for by Corridor and not us.

Duration and Termination

The Management Agreement and the Administrative Agreement (“the Agreements”) were initially reviewed and approved by our Board of Directors. The Agreements will remain in effect until June 30, 2013 and are renewable annually thereafter by us. The Agreements may be terminated by us, by vote of the Board of Directors, without penalty upon not more than 60 days’ written notice to Corridor. The Management Agreement may also be terminated by Corridor, without penalty, upon not less than 60 days’ written notice to us.

Available Information

Our principal executive offices are located at 4200 W. 115th Street, Suite 210, Leawood, Kansas 66211. Our telephone number is (913) 387-2790, or toll-free (877) 699-2677, and our Web site is http://corenergy.corridortrust.com. We are required to file reports, proxy statements and other information with the SEC. We will make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports on or through our Web site at http://corenergy.corridortrust.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. This information may also be obtained, without charge, upon request by calling us at (913) 387-2790 or toll-free at (877) 699-2677. This information will also be available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by us with the SEC which is available on the SEC’s internet site at www.sec.gov. Please note that any internet addresses provided in this Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet address is intended or deemed to be included by reference herein.

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

Risks Related to Our Business and Properties

The majority of our infrastructure real property assets are leased to a single tenant.

The LGS represented approximately 81% of our total assets on a pro forma basis as of August 31, 2012 and the lease payments under the Lease Agreement with Ultra Newco represented approximately 66% of our total revenue on a pro forma basis as of August 31, 2012. Ultra Newco or Ultra Petroleum, one of the guarantors of Ultra Newco’s obligations under the Lease Agreement and Ultra Newco’s ultimate parent company, may experience a downturn in its business, which may weaken its financial condition and result in Ultra Newco’s failure to make timely lease payments or give rise to default under the Lease Agreement or Ultra Petroleum’s failure to meet its Guaranty obligations. In the event of a default by Ultra Newco or Ultra Petroleum, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. In addition, if Ultra Newco fails to renew the Lease Agreement and we cannot find a new lessee at the same or better lease rates, the expiration of the Lease Agreement in fifteen years could have a material adverse impact on our business and financial condition.

The following is a brief summary of certain risk factors disclosed by Ultra Petroleum in its most recent Annual Report on Form 10-K, which should be carefully considered before you decide to invest in shares of our common stock. For a complete discussion of the risks that may be applicable to Ultra Petroleum, please review its complete Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

•

Ultra Petroleum’s reserve estimates may turn out to be incorrect if the assumptions upon which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of Ultra Petroleum’s reserves.

•	Competitive industry conditions may negatively affect Ultra Petroleum’s ability to conduct operations.

•	Factors beyond Ultra Petroleum’s control may affect its ability to effectively market production and may ultimately affect its financial results.

•	A decrease in oil and natural gas prices may adversely affect Ultra Petroleum’s results of operations and financial condition.

•

A substantial portion of Ultra Petroleum’s reserves and production is natural gas. Prices for natural gas have been lower in recent years than at various times in the past and may remain lower in the future. Sustained low prices for natural gas may adversely affect Ultra Petroleum’s operational and financial condition.

•	Compliance with environmental and other governmental regulations could be costly and could negatively impact Ultra Petroleum’s production.

•

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that Ultra Petroleum produces.

•

Ultra Petroleum may not be able to replace its reserves or generate cash flows if it is unable to raise capital. Ultra Petroleum will be required to make substantial capital expenditures to develop existing reserves and to discover new oil and natural gas reserves.

•	Ultra Petroleum’s operations may be interrupted by severe weather or drilling restrictions.

•	Ultra Petroleum is exposed to operating hazards and uninsured risks that could adversely impact its results of operations and cash flows.

•	If oil and natural gas prices decrease, Ultra Petroleum may be required to write down the carrying value of its oil and natural gas properties.

We are subject to risks associated with ownership of the Liquids Gathering System.

Our ownership of the LGS subjects us to all of the inherent hazards and risks normally incidental to the transmission, storage and distribution of natural gas and natural gas liquids, such as well site blowouts, cratering and explosions, pipe and other equipment and system failures, uncontrolled flows of natural gas or well fluids, fires, formations with abnormal pressures, pollution and environmental risks and natural disasters. These risks could result in substantial losses due to personal injury and/or loss of life, significant damage to and destruction of property and equipment and pollution or other environmental damage. Moreover, if one or more of these hazards occur, there can be no assurance that a response will be adequate to limit or reduce damage. As a result of these risks, we may also sometimes be a defendant in legal proceedings and litigation arising in the ordinary course of business. There can be no assurance that the insurance policies that we maintain to limit our liability for such losses will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices or to cover all risks.

We are subject to the risk of Ultra Newco transferring its obligations under the Lease Agreement.

The terms of the Lease Agreement provide that Ultra Newco may transfer its rights and obligations under the Lease Agreement at any time, subject to certain conditions. We thus bear the risk that Ultra Newco will transfer its rights and obligations under the Lease Agreement to a third party whose creditworthiness may not be on par with that of Ultra Newco, which could inhibit such transferee’s ability to make timely lease payments under the Lease Agreement or increase the likelihood that a downturn in the business of such transferee could give rise to a default under the Lease Agreement. The occurrence of either of these events could have a material adverse impact on our business and financial condition.

Our operations could be adversely affected if third-party pipelines or other facilities interconnected to our facilities become partially or fully unavailable.

The LGS connects to other pipelines or facilities owned by third parties. The continuing operation of such third-party pipelines or facilities is not within our control. These pipelines and other facilities may become unavailable, or available only at a reduced capacity. If any of these third-party pipelines or facilities becomes unable to transport the natural gas or natural gas liquids stored or distributed by the LGS, our business, results of operations, financial condition and ability to make cash distributions to our stockholders could be adversely affected.

The terms of the co-investment in Pinedale LP may limit our ability to take certain actions in the future.

Pinedale GP, our wholly-owned subsidiary, is the general partner of Pinedale LP. Under the Pinedale LP partnership agreement, Pinedale GP is given broad authority to manage the affairs of Pinedale LP and to ensure that Pinedale LP complies with the terms of various agreements to which it is a party, including the Lease Agreement and the credit agreement with KeyBank. The Pinedale LP partnership agreement, however, requires the approval of the holder of a majority of a class of limited partner interests (all of which will be held initially by Prudential) before certain actions can be taken by Pinedale LP, including granting any consent under the Lease Agreement to: extend the term of the Lease Agreement; change the methodology of determining the rent; improve the leased property; reduce the present value of rental payments; merge with, or acquire unrelated assets from, a third party; incur debt, or amend the terms of any existing Pinedale LP debt, that would increase that debt above a specified amount; or issue partnership interests with rights superior to those held initially by Prudential. The approval of one or more of the foregoing matters may not be obtained at a time when we believe that an action requiring approval should be taken.

The Acquisition must be approved by the U.S. Bureau of Land Management. If such approval is not granted, the Acquisition may be unwound.

We must submit the Acquisition to the U.S. Bureau of Land Management (the “BLM”) for approval. There is a risk that the BLM will not approve the Acquisition. As a result, we would not be viewed by the BLM as the holder of rights in the BLM easements, which could adversely affect our ability to pledge the LGS as collateral for any future debt or sell our interest in the LGS.

We are subject to risks involved in single tenant leases.

We intend to focus our acquisition activities on real properties that are net-leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease: (i) is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant, (ii) might decrease the value of that property, and (iii) will expose us to 100% of all applicable operating costs.

Risks Related to Our Financing Arrangements

Our indebtedness is substantial and could have important consequences, including impairing our ability to obtain additional financing or pay future distributions.

As of December 31, 2012, we had outstanding consolidated indebtedness of approximately $70 million. Our substantial leverage could have important consequences. For example, it could:

•	result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt;

•	result in the loss of assets due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds;

•	materially impair our ability to borrow undrawn amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all;

•

require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, thereby reducing the cash flow available to fund our business, to pay distributions, including those necessary to maintain REIT qualification, or to use for other purposes;

•	increase our vulnerability to economic downturns;

•	limit our ability to withstand competitive pressures; or

•	reduce our flexibility to respond to changing business and economic conditions.

We may not be able to refinance the indebtedness that we incurred to fund the Acquisition.

Pinedale LP borrowed $70 million under its credit facility to finance the Acquisition and such indebtedness will mature in 2015 or 2016, if the option to extend the date of maturity is exercised. Pinedale LP may not be able to refinance that indebtedness on its existing terms or at all. If funding is not available when needed, or is available only on unfavorable terms, we may not be able to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategies, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We expect to mortgage many of our properties to secure payment of indebtedness. If we are unable to meet mortgage payments, the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, and ability to service debt and make distributions and the market price of our preferred and common stock.

We face risks associated with our dependence on external sources of capital.

In order to qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we will be subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we must rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity issuances may dilute the holdings of our current stockholders.

Covenants in our loan documents could limit our flexibility and adversely affect our financial condition.

The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default under credit agreements or other debt instruments, our financial condition would be adversely affected.

We face risks related to “balloon payments” and refinancings.

Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” There can be no assurance that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot refinance this debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to service debt and make distributions.

Risks Related to REIT Qualification and Federal Income Tax Laws

We intend to elect to be taxed as a REIT for fiscal 2013, but may not be able to qualify as a REIT.

We intend to elect to be a REIT for federal income tax purposes. In order to qualify as a REIT, a substantial percentage of our income must be derived from, and our assets consist of, real estate assets, and, in certain cases, other investment property. We intend to acquire and manage investments to satisfy the REIT tests. Whether a particular investment is considered a real estate asset for such purposes depends upon the facts and circumstances of the investment. Due to the factual nature of the determination, at this time we do not know whether any particular investment will qualify as a real estate asset or realize income which satisfies the REIT income tests. In determining whether an investment is a real property asset, we will look at the Code and the IRS’s interpretation of the Code in regulations, published rulings, private letter rulings and other guidance. In the case of a private letter ruling issued to another taxpayer, we would not be able to bind the IRS to the holding of such ruling. If we fail to qualify as a REIT we may not be able to achieve our objectives and the value of our stock may decline.

Although we believe that the Liquids Gathering System constitutes a real estate asset for tax purposes, that belief is not binding on the Internal Revenue Service or any court and does not guarantee our qualification as a REIT.

In recent years, the IRS issued several separate private letter rulings that defined certain energy infrastructure assets as real estate assets for tax purposes. The potential qualifying real estate assets in the energy infrastructure sector include electric transmission and distribution systems, pipeline systems, and storage and terminaling systems. We believe that the Liquids Gathering System constitutes a real estate asset for tax purposes consistent with these private letter rulings. Although private letter rulings provide insight into the current thinking of the IRS on tax issues, such rulings may only be relied upon by the taxpayer to whom they were issued and are not binding on the IRS with respect to us or the Liquids Gathering System. We have not obtained any private letter rulings with respect to the Liquids Gathering System. If the Liquids Gathering System does not constitute a real estate asset for federal income tax purposes, we would likely fail to qualify as a REIT, would not achieve our objectives and the value of our stock could decline.

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

There are uncertainties relating to the estimate of our anticipated special distribution.

To qualify for taxation as a REIT, we will be required to distribute to our stockholders all of our pre-REIT accumulated earnings and profits, if any, as measured for federal income tax purposes, prior to the end of our first taxable year as a REIT. Failure to make the special distribution could result in our disqualification for taxation as a REIT. The determination of the timing and amount to be distributed in the special distribution is a complex factual and legal determination. We may have less than complete information at the time we undertake our analysis or may interpret the applicable law differently than the IRS. We currently believe and intend that our special distribution will satisfy the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. There are, however, substantial uncertainties relating to the computation of our special distribution, including the possibility that the IRS could, in auditing tax years prior to our REIT election, successfully assert that our taxable income should be increased, which could increase our pre-REIT accumulated earnings and profits. Thus, we may fail to satisfy the requirement that we distribute all of our pre-REIT accumulated earnings and profits by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT accumulated earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so.

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.

Although we anticipate that completion of the Acquisition of the Liquids Gathering System, when combined with the expected contribution of certain of our assets to taxable REIT subsidiaries, the acquisition of other assets and the receipt of other income, will allow us to meet the income and asset tests necessary for us to qualify for and elect to be taxed as a REIT for fiscal 2013, we cannot assure you that we will qualify to elect to be taxed as a REIT. Furthermore, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. Accordingly, we cannot assure you that we will be organized or will operate to qualify as a REIT for fiscal 2013 or thereafter. In addition, we have not obtained an opinion of counsel that we have been organized in conformity with the requirements for qualification as a REIT or that our proposed method of operation for fiscal 2013 and thereafter will enable us to satisfy the requirements for such qualification. If, with respect to any taxable year, we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. After an initial election and qualification as a REIT, if we later failed to so qualify and we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for four subsequent taxable years. If we fail to qualify as a REIT, corporate-level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it may adversely affect the value of our common stock.

The ability of stockholders to control our policies and effect a change of control of our company will be limited by certain provisions of our articles of incorporation and by Maryland law.

Our articles of incorporation authorize our board of directors to amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional shares of our common stock or preferred stock and to classify or reclassify unissued shares of our common stock or preferred stock and thereafter to authorize us to issue such classified or reclassified shares of stock. We believe that these articles of incorporation provisions will provide us with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of common stock, will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our board of directors does not currently intend to do so, it could authorize us to issue a class or series of stock that could, depending upon the terms of the particular class or series, delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our common stockholders otherwise believe to be in their best interests.

To maintain our qualification as a REIT for U.S. federal income tax purposes, and because we expect to elect to be taxed as a REIT for fiscal 2013, our articles of incorporation will be amended in the first quarter of 2013 so that not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Internal Revenue Code to include certain entities such as private foundations) at any time during the last half of any taxable year. Our stockholders approved that amendment to our articles of incorporation, and our articles will soon be amended, to generally prohibit any individual (as defined under the Internal Revenue Code to include certain entities) from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions of the Internal Revenue Code, (i) more than 9.8% (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of our common stock or (ii) more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for federal income tax purposes. Subject to the exceptions described below, our articles of incorporation further prohibit any person or entity from actually or constructively owning shares in excess of these limits. We refer to these restrictions as the “ownership limitation provisions.” These ownership limitation provisions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of common stock. However, upon request, our board of directors may waive the ownership limitation provisions with respect to a particular stockholder and establish different ownership limitation provisions for such stockholder. In granting such waiver, our board of directors may also require the stockholder receiving such waiver to make certain representations, warranties and covenants related to our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to our company and our stockholders, or may require us to borrow or liquidate investments in unfavorable market conditions. In addition, Corridor may be unable to find investments that comply with REIT requirements, thereby limiting our ability to grow or even maintain our asset base.

In connection with such requirements if we elect to be taxed as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real property assets. The remainder of our investments in securities (other than cash, cash items, government securities, securities issued by a REIT taxable subsidiary or certain other qualified assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, certain other securities and qualified real property assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more of a certain class of issuers. After meeting these requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

If we elect to be taxed as a REIT, re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We intend to purchase properties and simultaneously lease the same property back to the seller of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

If we elect to be treated as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income As a result, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.

If we elect to be treated as a REIT, we will be required to distribute at least 90% of our REIT taxable income, and as such we may require additional capital to make new investments or carry existing investments. We may acquire additional capital from the issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and we borrow money from banks or other financial institutions, which we refer to collectively as “senior securities.” As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common stock in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common stock, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

To the extent our ability to issue debt or other senior securities is constrained, we will depend on issuances of additional common stock to finance new investments. If we raise additional funds by issuing more of our common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

Risks Related to Our Corporate Structure and Governance

The ability of our board of directors to revoke our REIT qualification or alter our business policies without stockholder approval may cause adverse consequences to our stockholders.

Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although our Board of Directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to stockholders. We cannot assure you that any changes in our policies will serve fully the interests of all stockholders. In particular, if we elect to be taxed as a REIT, our articles of incorporation will provide that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

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

We have entered into a management agreement with Corridor to provide full management services to us for real property asset investments. We will be dependent on the diligence, expertise and business relationships of the management of Corridor to implement our strategy of acquiring real property assets. The departure of one or more investment professionals of Corridor could have a material adverse effect on our ability to implement this strategy and on the value of our common stock. There can be no assurance that we will be successful in implementing our strategy.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The following considerations related to provisions of Maryland General Corporation Law, and of our charter and bylaws, may have the effect of discouraging, delaying or making difficult a change in control of our Company or the removal of our incumbent directors:

•

We are subject to the Business Combination Act of the Maryland General Corporation Law. However, pursuant to the statute, our Board of Directors has adopted a resolution exempting us from the Maryland Business Combination Act for any business combination between us and any person to the extent that such business combination receives the prior approval of our board.

•

Our Bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of stock by any person. If we amend our Bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult to obtain control of our Company.

•	Under our charter, our Board of Directors is divided into three classes serving staggered terms, which will make it more difficult for a hostile bidder to acquire control of us.

•

In addition, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. See “Description of Securities.” Our Board of Directors also may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.

The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our Company. These provisions may prevent any premiums being offered to you for our common stock.

Risks Related to Our Non-Real Estate Investments

We are dependent upon TCA’s key personnel to effectuate an orderly liquidation of our remaining securities portfolio.

TCA’s investment professionals and management will monitor and dispose of our remaining securities portfolio. The departure of one or more investment professionals of TCA could have a material adverse effect on our ability to achieve an orderly liquidation of our remaining securities portfolio. We will rely on employees of TCA who will be devoting significant amounts of their time to non-Company related activities of TCA. To the extent TCA’s investment professionals and management are unable to, or do not, devote sufficient amounts of their time and energy to our affairs, our performance may suffer.

Our remaining securities investments in privately-held companies present certain challenges, including availability of information about these companies and illiquidity that may impact our ability to liquidate these investments in a timely and/or advantageous manner.

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

We continue to hold investments that are in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. For securities investments that are reported at fair value, we will value these investments quarterly at fair value. We have retained Lincoln Partners Advisors, LLC (an independent valuation firm) to provide third party valuation consulting services. The Board of Directors is ultimately responsible for determining the fair value of the investments in good faith. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact on our net equity and earnings.

The lack of liquidity in our securities investments may make it difficult to liquidate our securities portfolio at favorable prices, and as a result, we may suffer losses.

We have historically invested in the equity of companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. As of November 30, 2012 approximately 26% of our securities investments were invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, we may realize significantly less than the value at which we had previously recorded these investments when we liquidate our securities portfolio. The illiquidity of most of our securities investments may make it difficult for us to dispose of them at favorable prices, and, as a result, we may suffer losses.

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

We do not believe that we are an investment company under the 1940 Act. If during the period in which we are liquidating our securities portfolio we make an investment in securities, or one of our infrastructure real property asset acquisitions were characterized as an investment in securities, we could be deemed an investment company for purposes of the 1940 Act. If we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our operations and the price of our common stock.

Changes in laws or regulations or in the interpretations of laws or regulations could significantly affect our operations and cost of doing business.

We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, we may have to incur significant expenses in order to comply, or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, or fail to obtain licenses that may become necessary for the conduct of our business, we may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

Risks Related to Investments in Real Estate and the U.S. Energy Infrastructure Sector

We may be unable to identify and complete acquisitions of real property assets.

Our ability to identify and complete acquisitions of real property assets on favorable terms and conditions are subject to the following risks:

•	we may be unable to acquire a desired asset because of competition from other investors with significant capital, including publicly traded REITs and institutional investment funds;

•	competition from other investors may significantly increase the purchase price of a desired real property asset or result in less favorable terms;

•

we may not complete the acquisition of a desired real property asset even if we have signed an agreement to acquire such real property asset because such agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may be unable to finance acquisitions of real property assets on favorable terms or at all.

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

Some losses related to our real property assets, including, among others, losses related to potential terrorist activities, may not be covered by insurance and would adversely impact distributions to stockholders.

Our leases will generally require the tenant companies to carry comprehensive liability and casualty insurance on our properties comparable in amounts and against risks customarily insured against by other companies engaged in similar businesses in the same geographic region as our tenant companies. We believe the required coverage will be of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property if our tenant company fails to pay us the casualty value in excess of such insurance limit, if any, or to indemnify us for such loss. This would in turn reduce the amount of income available for distributions. We would, however, remain obligated to repay any secured indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). If TRIA is not extended beyond its current expiration date of December 31, 2014, our tenants may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. There can be no assurance our tenant companies will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

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

Because we specifically focus on the energy infrastructure sector, investments in our common stock may present more risks than if we were broadly diversified over numerous sectors of the economy. Therefore, a downturn in the U.S. energy infrastructure sector would have a larger impact on us than on a company that does not concentrate in one sector of the economy. The energy infrastructure sector can be significantly affected by the supply of and demand for specific products and services; the supply and demand for crude oil, natural gas, and other energy commodities; the price of crude oil, natural gas, and other energy commodities; exploration, production and other capital expenditures; government regulation; world and regional events and economic conditions.

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

Many companies in the energy infrastructure sector are either (i) engaged in the production of natural gas liquids, refined petroleum products, or aggregates such as crushed stone, sand and gravel, or (ii) are engaged in transporting, storing, distributing and processing these items on behalf of producers. To maintain or grow their revenues, many customers of these companies need to maintain or expand their reserves through exploration of new sources of supply, through the development of existing sources, through acquisitions, or through long-term contracts to acquire reserves. The financial performance of companies in the energy infrastructure sector, which we expect to comprise all of the tenants for the properties in which we plan to invest, may be adversely affected if the companies to which they provide service are unable to cost-effectively acquire additional reserves sufficient to replace the natural decline. These adverse impacts on our tenants also could adversely impact the value or quality of our assets.

Energy infrastructure companies are and will be subject to extensive regulation because of their participation in the energy infrastructure sector, which could adversely impact the business and financial performance of our tenants and the value of our assets.

Companies in the energy infrastructure sector are subject to significant federal, state and local government regulation in virtually every aspect of their operations, including how facilities are constructed, maintained and operated, environmental and safety controls, and the prices they may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Stricter laws, regulations or enforcement policies could be enacted in the future that likely would increase compliance costs, which could adversely affect the business and financial performance of our tenants in the energy infrastructure sector and the value or quality of our assets.

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

In addition, lenders from whom we may borrow money or holders of our debt securities may have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have granted, and may in the future grant, a security interest in our assets in connection with our debt. In the case of a liquidation event, those lenders or note holders would receive proceeds before our stockholders. If the value of our assets increases, then leveraging would cause the book value of our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the book value of our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions and competitive pressures.

Sales of our common stock may put pressure on our stock price.

The sale of our common stock (or the perception that such sales may occur) may have an adverse effect on prices in the secondary market for our common stock. An increase in the number of shares of common stock available may put downward pressure on the market price for our common stock and make it more difficult for stockholders to sell their shares. These sales also might make it more difficult for us to sell additional equity securities in the future at a time and price we deem appropriate.

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

Currently, no public market exists for our warrants or for subscription rights we may issue. We cannot assure you that one will develop or be sustained. We do not currently intend to apply to list the warrants, and may not list any subscription rights, on any national securities exchange or automated quotation system.

There may be dilution of the value of our common stock when our warrants or subscription rights are exercised or if we issue common stock below book value.

The issuance of additional common stock upon the exercise of any warrants or subscription rights, if the warrants or subscription rights are exercised at a time when the exercise price is less than the book value per share of our common stock, will have a dilutive effect on the value of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On December 20, 2012, subsequent to our fiscal year end, Pinedale LP closed on a Purchase and Sale Agreement with a wholly-owned subsidiary of Ultra Petroleum, relating to the Acquisition of the Pinedale LGS assets.

Construction of the Pinedale LGS was completed in 2010 and consists of more than 150 miles of pipelines with 107 receipt points, and four central storage facilities that are utilized by Ultra Petroleum as a method for the gathering of a commingled hydrocarbon stream, then this stream is separated into its components of water, condensate and natural gas, and subsequently storing, selling or disposing of these separated components. Prior to entering the LGS, Ultra Petroleum will separate the produced stream into wellhead natural gas and the liquids stream. The wellhead natural gas is then transported to market by a third-party. The remaining liquid, primarily water, is transported by Ultra Petroleum through the Pinedale LGS to one of its four central storage facilities where it is separated into separate components. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and natural gas sold by Ultra Petroleum or otherwise used by Ultra Petroleum for fueling onsite operational equipment. Ultra Petroleum’s non-operating working interest partners in the Pinedale field where the LGS is located pay Ultra Petroleum a fee for the use of Ultra Petroleum’s LGS. As of June 30, 2012, Ultra Petroleum held an approximately 70% average working interest among the land it operates in the Pinedale field. To date, no major operational issues have been reported with respect to the LGS.

The Pinedale LGS has a current capacity of approximately 45,000 barrels per day and average throughput during the four quarters ended September 30, 2012 of approximately 36,000 barrels per day. The underground pipelines constituting the majority of the Pinedale LGS and certain other components, such as the separators, have useful lives that extend beyond the initial term of the Lease Agreement. We believe that the Pinedale LGS is capable of being expanded at a relatively low incremental cost by, for example, adding additional separating equipment.

Ultra Petroleum was incorporated in 1979 and is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. Ultra Petroleum leases approximately 93,000 gross (53,000 net) acres in and around the Pinedale and Jonah natural gas fields of the Greater Green River Basin in southwest Wyoming. The most recently available EIA data, dated 2009, indicated that the Pinedale field was among the top five U.S. natural gas plays based on proved reserves. As of December 31, 2011, Ultra Petroleum held an approximately 50% working interest in approximately 1,700 producing wells in these fields. The Pinedale and Jonah fields have estimated natural gas reserves of over 48 Tcfe as of December 31, 2011.

As of December 31, 2011, Ultra Petroleum had an estimated 4.3 Tcfe of proved reserves and 10.2 Tcfe of proved, probable and possible (3P) reserves in the Pinedale and Jonah fields. Ultra Petroleum’s third-party reservoir engineering firm, Netherland, Sewell & Associates, Inc., has identified an inventory of over 5,000 economic, future drilling locations.

Most of Ultra Petroleum’s exploration and development in the Pinedale field takes place on land under the jurisdiction of the BLM. The BLM has the authority to approve or deny oil and gas leases or to impose environmental restrictions on leases where appropriate. The BLM issued the Pinedale Record of Decision (“ROD”) in September 2008. Under the ROD, Ultra Petroleum gained year-round access to the Pinedale field for drilling and completion activities in development areas, provided Ultra Petroleum conducts an environmental mitigation effort, which includes the use of a liquids gathering system. This additional access resulted in increased drilling efficiencies and allowed for accelerated development of the field.

Eastern Interconnect Project

We own 100 percent of a 40 percent undivided interest in the EIP. The EIP transmission assets move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components.

On November 1, 2012 we entered into the Agreement with PNM to sell our 40 percent undivided interest in the EIP upon lease termination on April 1, 2015 for $7.68 million. Per the Agreement, PNM will also accelerate its remaining lease payments to us. Both lease payments due in 2013 were paid to us upon execution of the definitive Agreement on November 1, 2012. In addition, per the Agreement, PNM paid $100,000 during the fourth quarter to compensate us for legal costs resulting from its filings with FERC. The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015 will be paid on January 1, 2014 in full.

We changed our estimated residual value used to calculate depreciation of the EIP which will result in higher depreciation expenses beginning in November of 2012 through the expiration of the lease in April 2015. The incremental depreciation amounts to approximately $393,000 per quarter.

The negotiation of the end-of-lease purchase option was prompted in part by a directive from the FERC. FERC directed PNM, in consultation with us, to identify the party that would provide transmission service over the leased portion of the EIP beyond the lease expiration in 2015. The Agreement completes the response to FERC’s order.

Wholly Owned Subsidiary—Mowood

We hold indirectly 100 percent of the equity interests in Mowood. Mowood is the holding company of Omega. Omega is a natural gas service provider located primarily on the Fort Leonard Wood military post in south-central Missouri. Omega has a contract with the Department of Defense to provide natural gas and gas distribution services to Fort Leonard Wood through Omega’s approximate 70 mile pipeline distribution system on the post. In addition, Omega provides natural gas marketing services to several customers in the surrounding area.

Principal Location

Our principal executive office is located at 4200 W. 115th Street, Suite 210, Leawood, Kansas 66211.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Since December 3, 2012, the Company’s common stock has been traded on the New York Stock Exchange (“NYSE”), under the symbol “CORR”. Previously the common stock was traded on the NYSE under the symbol “TTO”. The following table sets forth the range of high and low sales prices of our common shares and the distributions declared by us for each fiscal quarter for our two most recent fiscal years:

			Cash
	Price Range		Distribution
	High	Low	per Share(1)
2011
First quarter	$8.50	$6.79	$0.1000
Second quarter	$9.27	$8.17	$0.1000
Third quarter	$9.02	$7.41	$0.1000
Fourth quarter	$8.38	$6.59	$0.1100

2012
First quarter	$9.44	$7.24	$0.1100
Second quarter	$9.33	$7.93	$0.1100
Third quarter	$9.44	$8.41	$0.1100
Fourth quarter	$9.28	$8.26	$0.1100

(1)	Represents the distribution declared in the specified period.

The last reported price for our common stock as of December 31, 2012 was $6.03 per share. As of December 31, 2012, we had 29 stockholders of record.

Distributions

Our portfolio of real property assets and investment securities generates cash flow to us from which we expect to pay distributions to stockholders. At fiscal year-end 2012, the most significant source of our stockholder distributions was the distributions from our investment securities. This information was utilized to provide the Board of Directors with guidance regarding distribution payout. The amount of the distribution is recorded by the Company on the ex-dividend date.

The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. On February 5, 2013, our Board of Directors declared a $0.125 per share distribution to be paid on March 19, 2013 to stockholders of record on March 8, 2013. Although, there is no assurance that we will continue to make regular distributions, we continue to believe that our investments should support sustainable 2013 distributions on a quarterly basis, and an estimated total 2013 annualized distributions of not less than $0.50 per share.

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

If we satisfy the REIT requirements throughout 2013, we expect to make an election to be treated as a REIT throughout 2013 by filing a Form 1120-REIT on or before March 15, 2014, or such later date to which we have properly extended filing such return. If we elect REIT status in the future, we will be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. Currently, our distributions from earnings and profits are treated as QDI and return of capital, with dividends received by corporate shareholders generally qualifying for the dividends received deduction (“DRD”). If we elect REIT status, our distributions from earnings and profits will be treated as ordinary income and generally will not qualify as QDI and will not be qualifying for purposes of the DRD. As a REIT, certain dividends related to long term capital gains may be taxed as capital gains dividends. If we make a REIT election, we will be subject to a corporate level tax on certain built-in gains on certain assets if such assets are sold during the 10 year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT’s adjusted tax basis at the time of conversion. In addition, a REIT may not have any earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, the putative REIT is generally required to distribute to its stockholders all accumulated earnings and profits, if any. Such distribution would be taxable to the stockholders as dividend income, and, as discussed above, may qualify as qualified dividend income for non-corporate stockholders and for the dividends received deduction for corporate stockholders

Recent Sales of Unregistered Securities

We did not sell any securities during the year ended November 30, 2012 that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our common shares during the year ended November 30, 2012.

Performance Graph

As a result of the Company’s withdrawal of its election to be regulated as a BDC and the anticipated liquidation of the securities portfolio, the performance comparable group has also been revised to reflect a more appropriate set of benchmarks. As the Company intends to be treated as a REIT in the future, and is changing its focus to the acquisition of real property energy infrastructure assets that are leased backed to operating companies such as utilities or other energy operators, it was determined that the FTSE NAREIT Equity REIT Index (“FTSE NAREIT”), the Dow Jones Utilities Average Index (“DJ UTIL”), the S&P 500 (“SPX”), and the S&P Global Infrastructure Index (“SPGTINTR”), are a more relevant set of indices. The graph assumes that, on February 2, 2007, a $100 investment was made in each of our common stock, FTSE NAREIT and the SPX, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.

(1)	Our shares began trading on the NYSE on February 2, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included in this Annual Report on Form 10-K. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Mowood. See Note 2.B. in the Notes to Consolidated Financial Statements for further disclosure. Financial information presented below for the years ended November 30, 2012, November 30, 2011, November 30, 2010, November 30, 2009 and November 30, 2008 has been derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm. The historical data is not necessarily indicative of results to be expected for any future period.

Results of operations for the years ended November 30, 2012 and 2011 and the financial position at November 30, 2012 and 2011 reflect the consolidation of the Company’s wholly-owned subsidiary, Mowood, effective, September 21, 2011.

	Year Ended November 30, 2012	Year Ended November 30, 2011	Year Ended November 30, 2010	Year Ended November 30, 2009	Year Ended November 30, 2008
Income statement data:
Sales revenue	$8,021,022	$2,161,723	$—	$—	$—
Lease income	2,552,975	1,063,740	—	—	—

Total revenue	10,573,997	3,225,463	—	—	—

Cost of sales	6,078,102	1,689,374	—	—	—
Management fees, net of expense reimbursements (1)	1,046,796	968,163	925,820	1,126,327	1,620,498
All other expenses (2)	3,692,803	2,001,839	926,937	911,779	1,037,624

Total expenses	10,817,701	4,659,376	1,852,757	2,038,106	2,658,122

Loss from operations, before income taxes	(243,704)	(1,433,913)	(1,852,757)	(2,038,106)	(2,658,122)

Realized and unrealized gain (loss) on securities transactions, before income taxes(3)	20,181,877	4,583,748	19,446,071	1,126,632	(32,864,923)

Net distributions and dividend income from investments	(279,395)	651,673	1,853,247	1,743,017	2,914,966
Other income	—	40,000	38,580	61,514	28,987
Interest Expense	(81,123)	(36,508)	(45,619)	(627,707)	(1,650,926)

Total other income (loss) and expense, net, before income taxes	19,821,359	5,238,913	21,292,279	2,303,456	(31,571,896)

Income before income taxes	19,577,655	3,805,000	19,439,522	265,350	(34,230,018)

Current and deferred tax (expense) benefit, net	(7,228,934)	(882,857)	(4,772,648)	(254,356)	9,859,785

Net income (loss)	$12,348,721	$2,922,143	$14,666,874	$10,994	$(24,370,233)

Per common share data:
Distributions to common stockholders (4)	$0.44	$0.41	$0.43	$0.62	$1.04
Earnings (loss) per common share:
Basic and diluted	$1.34	0.32	$1.61	$0.00	$(2.74)

	November 30, 2012	November 30, 2011	November 30, 2010	November 30, 2009	November 30, 2008
Balance sheet data:
Securities investments	$75,086,032	$68,894,372	$93,736,230	$82,483,094	$105,790,858
Leased property, net	12,995,169	13,832,540	—	—	—
Property and equipment, net	3,589,022	3,842,675	—	—	—
Other assets	19,761,610	7,717,809	2,305,163	6,994,959	6,530,199

Total assets	$111,431,833	$94,287,396	$96,041,393	$89,478,053	$112,321,057

Long-term debt	—	2,279,883	—	—	—
Other liabilities	12,576,048	1,581,200	562,220	5,181,468	23,095,757

Total liabilities	12,576,048	3,861,083	562,220	5,181,468	23,095,757

Total stockholders’ equity	$98,855,785	$90,426,313	$95,479,173	$84,296,585	$89,225,300

Total liabilities and stockholders’ equity	$111,431,833	$94,287,396	$96,041,393	$89,478,053	$112,321,057

(1)	Management fee analysis for the years ending:

	November 30, 2012	November 30, 2011	November 30, 2010	November 30, 2009	November 30, 2008
Gross Management Fees	$1,046,796	$1,452,255	$1,233,823	$1,351,593	$2,313,731
Capital Gain Incentive Fees Payable	—	—	—	—	(307,611)
Expense Reimbursements		(484,092)	(308,003)	(225,266)	(385,622)

Net Management Fees	$1,046,796	$968,163	$925,820	$1,126,327	$1,620,498

The payable for capital gain incentive fees for the year-ended November 30, 2008, was a result of the increase or decrease in the fair value of investments and realized gains or losses from investments. Pursuant to the previous Investment Advisory Agreement with TCA, which was terminated as of November 30, 2011, the capital gain incentive fee was paid annually only if there were realization events and only if the calculation defined in the agreement resulted in an amount due. No capital gain incentive fees were due or payable since the initial commencement of operations.

(2) Other expense analysis for the years ending:

	November 30, 2012	November 30, 2011	November 30, 2010	November 30, 2009	November 30, 2008
Operating expenses	$3,314,969	$1,363,654	$926,937	$911,779	$1,037,624
Asset acquisition expenses	377,834	638,185	—	—	—

Total Other Expenses	$3,692,803	$2,001,839	$926,937	$911,779	$1,037,624

Operating expense for the years ended November 30, 2012 and 2011 reflects the consolidation of the Company’s wholly-owned subsidiary, Mowood, effective, September 21, 2011. In addition, the variance in operating expenses and asset acquisition expenses is due to the combination of increased legal and external audit and tax fees associated with the various interactions with the SEC, EIP and PNM related to pending sale transaction, REIT planning, the new XBRL filing requirements, and the pursuit of asset acquisitions (EIP project during 2011 and Ultra during 2012). Other expenses do not include current and deferred income taxes.

(3) For the year ended November 30, 2008, the Company had unrealized depreciation of $41,581,120 (before deferred taxes) and realized gains of $8,716,197 (before deferred taxes). The unrealized depreciation was triggered by write-downs of the Company’s public and private portfolio holdings; generally resulting from the broad, global economic recession, major institution failures and bailouts and the accompanying collapse of most major asset class valuations in the latter part of the year. The realized gains were attributable to the LONESTAR and Millennium realization events and the VantaCore debt redemption.

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

For the year ended November 30, 2010, the Company had unrealized appreciation of $30,564,590 (before deferred taxes) and realized losses of $11,118,519 (before deferred taxes). The unrealized appreciation was driven by primarily by an increase in the fair value of its private holdings, most notably International Resource Partners which increased approximately $18 million during the year. Quest Midstream Partners completed its transformation into a publicly traded C-corp, PostRock Energy Corp. (NASDAQ: PSTR) in March 2010. PSTR was a new corporation formed for the purpose of wholly owning all three Quest entities. Upon closing of the merger, the Company received nearly half a million freely tradable common units of PSTR in exchange for its common units of Quest Midstream. Subsequently, the stock price declined significantly and the Company sold its units in an orderly liquidation, resulting in the recognition of realized losses.

For the year ended November 30, 2011, the Company had unrealized depreciation of $22,268,455 (before deferred taxes) and realized gains of $26,852,203 (before deferred taxes). The unrealized depreciation and realized gains were driven by primarily by International Resource Partners.

For the year ended November 30, 2012, the Company had unrealized appreciation of $4,352,628 (before deferred taxes) and realized gains of $15,829,249 (before deferred taxes). The realized gain was driven primarily by the sale of High Sierra during the second quarter.

(4) The character of distributions made during the year may differ from the ultimate characterization for federal income tax purposes. For the year ended November 30, 2012, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2011, the Company’s distributions for tax purposes were comprised of 100 percent investment income and the source of the distributions for book purposes was 100 percent return of capital. For the year ended November 30, 2010, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2009, the Company’s distributions, for book and tax purposes, were comprised of 100 percent return of capital. For the year ended November 30, 2008, the Company’s distributions, for book purposes, were comprised of 100 percent return of capital, and for tax purposes were comprised of 3.2 percent investment income and 96.8 percent return of capital.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included or incorporated by reference in this Annual Report on Form 10-K may be deemed “forward looking statements” within the meaning of the federal securities laws. In many cases, these forward looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” or similar expressions. Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this report.

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A of this report, such known risks and uncertainties include, without limitation:

•	the ability of our tenants to make payments under their respective leases, our reliance on certain major tenants and our ability to re-lease properties that are currently vacant or that become vacant;

•	our ability to obtain suitable tenants for our properties;

•	changes in general economic conditions;

•	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;

•	our ability to sell properties at an attractive price;

•	our ability to repay debt financing obligations;

•	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;

•	the loss of any member of our management team;

•	our ability to comply with certain debt covenants;

•	our ability to integrate acquired properties and operations into existing operations;

•	our continued ability to access the debt or equity markets;

•	the availability of other debt and equity financing alternatives;

•	market conditions affecting our debt and equity securities;

•	changes in interest rates under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;

•	our ability to successfully implement our selective acquisition strategy;

•

our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences;

•	declines in the market value of our investment securities; and

•	our ability to qualify as a real estate investment trust for federal income tax purposes.

This list of risks and uncertainties is only a summary and is not intended to be exhaustive. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Business Objective

Our goal is to acquire real property assets from energy companies that simultaneously lease the properties back from us under long-term triple net leases, under which the tenants are required to pay all operating expenses of a property, including, but not limited to, real estate taxes, assessments and other governmental charges, insurance, utilities, repairs and maintenance expenses.

We seek lease structures that provide base rents that are fixed and determinable, with escalators dependent upon increases in the Consumer Price Index. Leases may also include participating rent features that allow for us to participate in the financial performance and/or value of the underlying energy infrastructure real property asset.

Our objective is to provide our stockholders a stable distribution with long-term growth prospects of 1-3%. In order to achieve that objective, we target annualized total returns from our current operations and infrastructure assets of 8-10% on average, over the long term. There is no assurance that our targets will be met in any particular period.

Basis of Presentation

The consolidated financial statements include CorEnergy Infrastructure Trust, as of November 30, 2012, and its wholly-owned portfolio company, Mowood, LLC (“Mowood”). All significant intercompany accounts and transactions have been eliminated.

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

Investment Securities

Our investments in securities are classified as either trading or other equity securities:

•

Trading securities – our publicly traded equity securities are classified as trading securities and are reported at fair value because we intend to sell these securities in order to acquire real asset investments.

•	Other equity securities represent interests in private companies for which we have elected to report these at fair value under the fair value option.

Securities transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis.

Our other equity securities are primarily in illiquid securities of privately-held companies that are generally subject to restrictions on resale, have no established trading market and are fair valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such securities, which are determined in accordance with procedures approved by our Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.

Realized and unrealized gains (losses) on trading securities and other equity securities – Changes in the fair values of the Company’s securities during the period reported and the gains or losses realized upon sale of securities during the period are reflected as other income within the accompanying Consolidated Statements of Income.

Long-Lived Assets and Intangibles

Property and equipment are stated at cost less accumulated depreciation. Across all long-lived assets and intangibles depreciation is computed using the straight-line method over the estimated useful life of each asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of assets, are capitalized and depreciated over the remaining estimated useful life of the asset.

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

We periodically review our long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Our review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets.

Revenue Recognition

Specific policies for our revenue and other income items are as follows:

•

Sales Revenue – Mowood’s subsidiary, Omega, acting as a principal, provides for transportation services and natural gas supply for its customers on a firm basis. In addition, Omega is paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system. Omega is responsible for the coordination, supervision and quality of the expansions while actual construction is generally performed by third party contractors. Revenues related to natural gas distribution are recognized upon delivery of natural gas and upon the substantial performance of management and supervision services related to the expansion of the natural gas distribution system. Revenues from expansion efforts are recognized in accordance with GAAP using either a completed contract or percentage of completion method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues.

•

Lease Income – Income related to our leased property is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Rental payments on the leased property are typically received on a semi-annual basis and are included as lease income within the accompanying Consolidated Statements of Income.

•

Dividends and distributions from investments – Dividends and distributions from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from our investments generally are characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital is paid by our investees from their cash flow from operations. We record investment income, capital gains and distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the portfolio entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

•

Securities Transactions and Investment Income Recognition – Securities transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from our equity investments generally are comprised of ordinary income, capital gains and distributions received from investment securities from the portfolio company. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each portfolio company and/or other industry sources. These estimates may subsequently be revised based on information received

Cost of Sales

Included in our cost of sales are the amounts paid for natural gas and propane, along with related transportation costs, which are delivered to customers, as well as the cost of material and labor related to the expansion of the natural gas distribution system.

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

If we satisfy the REIT requirements throughout 2013, we expect to make an election to be treated as a REIT for tax purposes for 2013 by filing a Form 1120-REIT on or before March 15, 2014, or such later date to which we have properly extended filing such income tax return. In any event, we will generally seek to acquire assets that allow for significant tax depreciation in order to shield all or a significant portion of our taxable income such that our ability to pay distributions to our stockholders will not be materially impacted by taxes in advance of our electing to be taxed as a REIT. Regardless of our tax status, an investment in us will generally not result in Unrelated Business Taxable Income.

Change in Fiscal Year End

On February 5, 2013, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31. This change to the calendar year reporting cycle began January 1, 2013. As a result of the change, the Company will be reporting a December 2012 fiscal month transition period, which will be separately reported in the Company’s Quarterly Report on Form 10-Q for the calendar quarter ending March 31, 2013 and in the Company’s Annual Report on Form 10-K for the calendar year ending December 31, 2013.

Performance Review

Our stock price increased approximately 8.5 percent this year, closing at $8.46 on November 30, 2012 compared to $7.80 on November 30, 2011. This contributed to a total investment return based on market value and assuming reinvestment of distributions of approximately 14.1 percent for the year ended November 30, 2012. Subsequent to year end, we completed a follow on offering which totaled 14,950,000 million shares of common stock at a net offering price of $5.66 per share. We used approximately $73.6 million of the offering proceeds to fund Acquisition of the LGS.

Results of Operations

Net Sales and Revenues/Operating Income (Loss) before Income Taxes/Other Income and Expense/Income before Income Taxes

Following is a comparison of revenues, expenses, operating income (loss) before income taxes, other income and expense, and income before income taxes for the years ended November 30, 2012 and November 30, 2011:

	For the Year Ended November 30,
	2012	2011
OPERATIONS
Sales revenue	$8,021,022	$2,161,723
Lease revenue	2,552,975	1,063,740

Total Revenue	10,573,997	3,225,463
Expenses	10,817,701	4,659,376

Loss from Operations, before Income Taxes	(243,704)	(1,433,913)

Other Income and Expense
Net distributions and dividend income on securities	(279,395)	651,673
Net realized and unrealized gain (loss) on securities	20,181,877	4,583,748
Other Income	—	40,000
Interest Expense	(81,123)	(36,508)

Total Other Income and Expense, net	19,821,359	5,238,913

Income before Income Taxes	$19,577,655	$3,805,000

Net earnings per share (basic and diluted)	$1.34	$0 .32
Weighted Average Shares	9,182,425	9,159,809

Revenue from Operations:

Total reported revenue from operations for the year ended November 30, 2012 was approximately $10.57 million and revenue for the year ended November 30, 2011 was $3.22 million, respectively. This represents sales revenue from our wholly owned subsidiary, Mowood, for the period from September 21, 2011 through November 30, 2011 as well as lease income from our Public Service Company of New Mexico (EIP) investment during the year.

•

Sales revenue relating to Mowood operations for the years ended November 30, 2012 and 2011 were approximately $8.02 million and $2.16 million, respectively. Mowood was consolidated as of September 21, 2011 as a result of the Company’s withdrawal as a BDC. Had Mowood been consolidated as an operating entity during all of fiscal year 2011, sales revenue of approximately $9.44 million would have been reflected. The revenue reduction of approximately 15 percent for the year 2012 revenues compared to the year 2011 revenues is largely attributable to the decrease in volumes sold as a result of lower gas usage due to warmer weather in 2012.

•

Lease revenue is generated from our investment in EIP. The Company’s investment in EIP is leased under net operating leases with various terms. Lease revenue for the years ended November 30, 2012 and 2011 were approximately $2.55 million and $1.06 million, respectively. The revenue increase of approximately 140 percent is attributable to the June 30, 2011 acquisition date of the lease, and therefore only five months of lease activity reported for the year ended November 30, 2011.

•	As of November 30, 2012, 100 percent of the Company’s leased property, based on the gross book value of real estate investments, was leased to Public Service Company of New Mexico (“PNM”).

•	Approximately 24 percent and 33 percent of the Company’s total revenues from operations were derived from PNM for the years ended November 30, 2012 and 2011, respectively.

For 2013, revenue from operations will also include lease revenue from the LGS. The LGS is leased under a triple net operating lease that includes provisions for participating rent; lease revenue related to the LGS is expected to be based on an annual minimum base rent of $20 million per year, or $1.67 million per month. Minimum base rent is subject to annual maximum CPI adjustments of up to two percent.

Expenses from Operations:

Total reported expenses from operations for the year ended November 30, 2012 increased $6.1 million over expenses of $4.7 million at November 30, 2011 to $10.8 million. The increase was primarily due to the consolidation of Mowood, as well as expenses associated with the EIP lease. The most significant components of the variation are outlined in the following table:

	For the Years Ended November 30,
	2012	2011
Cost of Sales	$6,078,102	$1,689,374
Management fees, net of expense reimbursements	1,046,796	968,163
Asset acquisition expenses	377,834	638,185
Depreciation	1,118,269	364,254
Operating expenses	739,519	196,775
Professional fees/directors’ fees/other	1,457,181	802,625

Total	$10,817,701	$4,659,376

•

Costs of sales for our wholly owned subsidiary, Mowood, for the fiscal year 2012 and 2011 were $6.08 and $1.69 million, respectively. Mowood was consolidated as of September 21, 2011 as a result of the Company’s withdrawal as a BDC.

•	The full cost of sales for Mowood represents 71 percent of the increase in overall expenditures for the year 2012 as compared to the year 2011.

•

Had Mowood been consolidated as an operating entity during all of fiscal year 2011, cost of sales would have reflected approximately $7.58 million. The variation in cost of sales for the year 2012 as compared to the full year 2011, reflect a percent decrease of approximately 20 percent, and is primarily the result of the warmer weather experienced during 2012.

•

Depreciation expense of approximately $837,000 and $294,000 was incurred on our EIP leased property for the fiscal years ended 2012 and 2011, respectively. The lease was acquired on June 30, 2011 and as such, there were only five months of depreciation expense for the fiscal year 2011. In addition, due to the executed Purchase Agreement related to the EIP leased property, the depreciation expense for 2012 includes approximately $131,000 of incremental depreciation expense. Since Mowood was not consolidated until September 21, 2011 there are no comparable depreciation numbers for the full year 2011. Had Mowood been consolidated as an operating entity during all of fiscal year 2011, Mowood’s depreciation expense would have been substantially level at $280,000 for both 2012 and 2011.

Depreciation expense is expected to increase in 2013 due to the December 20, 2012 Acquisition of the LGS for approximately $231 million. LGS will be depreciated straight-line over a depreciable life of 26 years.

•

Operating expenses for our wholly owned subsidiary, Mowood, for the fiscal year 2012 and 2011 were approximately $740,000 and $197,000, respectively. Mowood was consolidated as of September 21, 2011 as a result of the Company’s withdrawal as a BDC.

•

Had Mowood been consolidated as an operating entity during the year 2011, operating expenses of approximately $711,000 would have been reflected. The variation in operating expenses for the year 2012 as compared to the full year 2011, reflect an approximate four percent increase. This increase is driven by an overall increase in payroll, third-party contractors and maintenance expenses.

•

Management fees, net of expense reimbursements, for the fiscal year 2012 and 2011 were approximately $1.05 million and $968,000, respectively. The percent increase is primarily due to an increase in the average value of our investment portfolio.

Management fees are expected to increase in 2013 due to the estimated net addition of approximately $154 million of Managed Assets in December of 2012 related to LGS.

•

All other expenses, which include acquisition costs, professional and directors’ fees and other expenses, for the fiscal years 2012 and 2011, totaled approximately $1.84 million and $1.44 million, respectively. The variance of approximately $394,000, represents an increase of 27 percent and is primarily due to the combination of increased legal and external audit and tax fees associated with the various interactions with the SEC, EIP and PNM related to pending sale transaction, REIT planning, the new XBRL filing requirements, and the pursuit of asset acquisitions (EIP project during 2011 and Ultra during 2012).

Additional other expenses for 2013 will include the amortization of capitalized deferred lease costs in connection with the Acquisition and lease. Approximately $875,000 of estimated deferred lease costs is expected to be amortized over the 15-year term of the lease.

Other Income and Expense:

Total other income and expense, net, for the years ended November 30, 2012 and 2011 was approximately $19.8, and $5.2 million, respectively.

Included in these amounts are net realized and unrealized gains for the fiscal years 2012 and 2011 of approximately $20.2 million and $4.6 million, respectively. This represents an increase of approximately $14.6 million, which was primarily related to the sale of High Sierra during 2012.

The following table shows the gross distributions and dividend income received from our investment securities on a cash basis, less the amounts that were comprised of distributions and dividends not reported in income received from investment securities (return of capital):

	Year Ended November 30, 2012	Year Ended November 30, 2011
Gross distributions and dividend income received from investment securities	$4,705,975	$3,568,128
Less distributions and dividends not reported in income received from investment securities	(4,985,370)	(2,916,455)

Income received from investment securities, net	$(279,395)	$651,673

Total interest expense for the fiscal year 2012 and 2011 was approximately $81,000 and $36,500, respectively.

•

Interest on the PNM debt for the fiscal year 2012 and 2011 was approximately $121,000 and $125,000, respectively. Interest expense, netted against amortization on above market debt for fiscal years 2012 and 2011 of approximately $92,000 and $95,000, respectively, resulting in a net interest expense on the PNM debt of approximately $29,000 and $30,000, respectively. The lease was acquired on June 30, 2011 and as such, there was only five months of net interest expense related to PNM for the fiscal year 2011. In addition, debt payments were made semi-annually on April 1 and October 1, since the lease was acquired, with the last debt payment made on October 1, 2012.

•

Margin Loan related interest fees for the Company’s line of credit totaled approximately $25,000 and $100, respectively, for the fiscal year 2012 and 2011. Mowood’s interest related to its credit facility for the fiscal years 2012 and 2011 was approximately $26,000 and $6,300, respectively.

Interest expense in 2013 will include incremental amortization of capitalized debt issuance costs associated with $70.0 million of senior debt incurred in connection with the Acquisition. Interest expense on the debt is expected to be inclusive of a floating component calculated using an interest rate of LIBOR plus 3.25 percent, and a fixed rate resulting from interest rates swaps executed in January of 2013. The amortization of deferred debt issuance costs is expected to be based on approximately $1.55 million of estimated capitalized debt issuance costs amortized over the three-year term of the $70.0 million senior secured term loan.

Income before income taxes: Net income before income taxes for the year ended November 30, 2012 was $19.58 million compared to $3.81 million for the year ended November 30, 2011. The variance in net income is primarily related to the changes in revenue and expenses as described above.

Following is a comparison of net revenues, operating income (loss) before income taxes, other income and expense, and income before income taxes for the years ended November 30, 2011 and November 30, 2010:

	For the Years Ended November 30,
	2011	2010
OPERATIONS
Sales revenue	$2,161,723	$—
Lease revenue	1,063,740	—

Total Revenue	3,225,463	—
Expenses	4,659,376	1,852,757

Income (Loss) from Operations, before Income Taxes	(1,433,913)	(1,852,757)

Other Income and Expense
Net distributions and dividend income on securities	651,673	1,853,247
Net realized and unrealized gain (loss) on securities	4,583,748	19,446,071
Other Income	40,000	38,580
Interest Expense	(36,508)	(45,619)

Total Other Income and Expense, net	5,238,913	21,292,279

Income before Income Taxes	$3,805,000	$19,439,522

Net earnings per share (basic and diluted)	$0.32	$1.61
Weighted Average Shares	9,159,809	9,107,070

Revenue from Operations:

Total reported revenue from operations for the fiscal years ended November 30, 2011 and 2010, were approximately $3.2 million and zero, respectively. This represents sales revenue from our wholly owned subsidiary, Mowood, for the period from September 21, 2011 through November 30, 2011 as well as lease income from our Public Service Company of New Mexico (EIP) investment during the fiscal year 2011.

•

Sales revenue relating to Mowood operations for the years ended November 30, 2011 and 2010 were approximately $2.16 million and zero, respectively. Mowood was consolidated as of September 21, 2011 as a result of the Company’s withdrawal as a BDC. Lease revenue for the years ended November 30, 2011 and 2010 were approximately $1.06 million and zero, respectively. The lease revenue increase of 100 percent is attributable to the June 30, 2011 acquisition date of the lease.

Expenses from Operations:

Total reported expenses from operations for the years ended November 30, 2011 increased approximately $2.8 million over expenses of $1.9 million at November 30, 2010 to $4.7 million. The increase was primarily due to the consolidation of Mowood, as well as expenses associated with the EIP lease. The most significant components of the variation are outlined in the following table:

	For the Years Ended November 30,
	2011	2010
Cost of Sales	$1,689,374	$—
Management fees, net of expense reimbursements	968,163	925,820
Asset acquisition expenses	638,185	—
Depreciation	364,254	—
Operating expenses	196,775	—
Professional fees/directors’ fees/other	802,625	926,937

Total	$4,659,376	$1,852,757

•

Costs of sales for our wholly owned subsidiary, Mowood, for the fiscal year 2011 and 2010 were $1.69 million and zero, respectively. Mowood was consolidated as of September 21, 2011 as a result of the Company’s withdrawal as a BDC.

•	The full cost of sales for Mowood represents 60 percent of the increase in overall expenditures for the year 2011 as compared to the year 2010.

•

Depreciation expense of approximately $294,000 and zero was incurred on our EIP leased property for the fiscal year ended 2011. The lease was acquired on June 30, 2011 and as such, there were only five months of depreciation expense for the fiscal year 2011 and none in 2010. Depreciation expense of approximately $70,000 was incurred during 2011 as a result of the Mowood consolidation as of September 21, 2011.

•

Operating expenses for our wholly owned subsidiary, Mowood, for the fiscal year 2012 and 2011 were approximately $197,000 and zero, respectively. Mowood was consolidated as of September 21, 2011 as a result of the Company’s withdrawal as a BDC.

•

All other expenses, which include acquisition costs, professional and directors’ fees and other expenses, for the fiscal years 2011 and 2010, totaled approximately $1.44 million and $927,000, respectively. The variance of approximately $514,000 represents an increase of 55 percent and is primarily due to the pursuit of the EIP asset acquisition during 2011.

Other Income and Expense:

Total other income and expense, net, for the years ended November 30, 2011 and 2010 were approximately $5.2 million and $21.3 million, respectively. Included in these amounts are net realized and unrealized gains for the fiscal years 2011 and 2010 of approximately $4.58 million and $19.45 million, respectively. This represents a decrease of approximately $14.86 million.

The following table shows the gross distributions and dividend income received from our investment securities on a cash basis, less the amounts that were comprised of distributions and dividends not reported in income received from investment securities (return of capital):

	Year Ended November 30, 2011	Year Ended November 30, 2010
Gross distributions and dividend income received from investment securities	$3,568,128	$4,917,451
Less distributions and dividends not reported in income received from investment securities	(2,916,455)	(3,064,204)

Income received from investment securities, net	$651,673	$1,853,247

Income before income taxes: Net income before income taxes for the year ended November 30, 2011 was $3.81 million, compared to $19.44 million for the year ended November 30, 2010. The variance in net income is primarily related to the changes in revenue and expenses as described above.

Federal and State Income Taxation

We anticipate that completion of the Acquisition will allow us to meet the income and assets tests necessary for us to qualify and elect to be taxed as a REIT for 2013. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, we intend to contribute those assets into taxable REIT subsidiaries prior to 2013 in order to limit the potential offset that such assets and income would have on our ability to qualify as a REIT for 2013.

Upon the completion of the Acquisition, the effectiveness of the Lease Agreement and consummation of the contribution transactions, and based on the value of our existing assets as of November 30, 2012, we expect that our income for 2013 would satisfy the REIT income tests and at least 75% of our assets as will qualify under the REIT requirements. We may liquidate a portion of our securities portfolio to allow us to meet both the asset and income tests necessary to qualify for REIT status for 2013.

If we qualify and elect REIT status in the future, we will be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. For years ended in 2012 and before, our distributions from earnings and profits were treated as QDI and return of capital. If we elect REIT status, our distributions from earnings and profits will be treated as ordinary income and return of capital, and generally will not qualify as QDI. Regardless of our tax status, an investment in us will generally not result in Unrelated Business Taxable Income.

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

Investment Updates

Following is a summary of the fair values of the other equity securities that we held at November 30, 2012 as they compare to the fair values at November 30, 2011.

Portfolio Company	Fair Value at November 30, 2012	Fair Value at November 30, 2011	$ Change	% Change
Lightfoot	$8,669,366	$9,536,390	($867,024)	(9%)
VantaCore	$11,197,255	$6,750,526	$4,446,729	66%
Lonestar	$—	$57,000	($57,000)	(100%)

Lightfoot Capital Partners LP and Lightfoot Capital Partners GP LLC

The Company holds a direct investment in Lightfoot Capital Partners LP (6.7 percent) and Lightfoot Capital Partners GP (collectively “Lightfoot”) (1.5 percent). Lightfoot’s assets consist of an 83.5 percent interest in Arc Terminals (“Arc”) and a minority position in a Liquefied Natural Gas facility located in Mississippi. Arc is an independent terminal company with a shell capacity of 3.6 million barrels from eleven terminal assets. Arc provides storage and delivery services for gasoline, diesel and bio-diesel fuel, aviation gas, ethanol, as well as other petroleum products. We hold observation rights on Lightfoot’s Board of Directors.

The fair value of Lightfoot as of November 30, 2012 decreased $867,024, or approximately 9 percent, as compared to the valuation at November 30, 2011, with the decrease driven primarily by leases for new storage capacity in Alabama being secured at a slower than expected pace. For its third quarter of 2012, Arc had sufficient distributable cash flow to pay a distribution, but instead retained cash for capital expenditures and potential future acquisitions. Arc continues to concentrate a majority of its capital expenditures on projects that increase revenue and reduce operating expenses. Arc is also analyzing various strategic alternatives and acquisitions that would be expected to provide incremental earnings.

VantaCore Partners LP (“VantaCore”)

VantaCore is a private company focused on acquiring competitively advantaged aggregate and related businesses in the domestic U.S. market. Vantacore’s operations consist of an integrated limestone quarry (with permitted surface reserves of about 80 million tons), a dock facility, two asphalt plants and a commercial asphalt lay down business located in Clarksville, Tennessee, a limestone quarry located in Todd County, Kentucky, a sand and gravel business (with approximately 38 million tons of gravel reserves) located near Baton Rouge, Louisiana serving the south central Louisiana market and a surface and underground limestone quarry (with approximately 197 million tons of reserves) located in Pennsylvania serving energy and construction businesses in Pennsylvania, West Virginia and Ohio. We hold observation rights on VantaCore’s Board of Directors.

The fair value of VantaCore as of November 30, 2012 increased $4,446,729, or approximately 66 percent, as compared to the fair value at November 30, 2011. The increase is attributable to VantaCore’s continued improved performance, mostly driven by the incremental results of Laurel Aggregates, as well as the success of its cost cutting initiatives and the price increases that have gone into effect. VantaCore was again unable to meet its minimum quarterly distribution in cash for its quarter ended September 30, 2012. Therefore, the common and preferred unit holders elected to receive their distributions as a combination of $0.26 per unit in cash and the remainder in preferred units. The Company received approximately $316,000 in cash and 14,388 additional preferred units during the three month period ended November 30, 2012.

Formerly Owned High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)

On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively “NGL”) acquired High Sierra. We originally invested approximately $26.8 million in High Sierra and received, in exchange, approximately $9.4 million in cash and approximately 1.2 million newly issued units of NGL. The Company recognized a third quarter realized gain of approximately $15.83 million upon the sale. The NGL units are not subject to a lock-up agreement, however they can only be sold pursuant to an exemption from the Securities and Exchange Commission (“SEC”)’s registration requirements, such as Rule 144. The Company received one-third of the total quarterly distribution for its NGL common units in its third quarter and received full distributions in the fourth quarter.

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

During the third quarter of 2012, the carrying value of the escrow receivable was reduced by $335,486 to its fair value as of August 31, 2012. Upon the satisfaction of certain post-closing obligations, $628,863 of the escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, was released and paid to the Company on September 20, 2012. In addition, the escrow receivable was reduced by an additional $13,974 during the fourth quarter of 2012 to it fair value as of November 30, 2012. No clear agreement has been reached as to the remaining escrow balance and Management anticipates that it may take more than a year to satisfy other post-closing obligations prior to receiving the approximately $699,000 escrow receivable balance remaining.

Mowood, LLC – Wholly Owned Subsidiary

Mowood is the holding company of Omega Pipeline Company, LLC (“Omega”). Omega is a natural gas service provider located primarily on the Fort Leonard Wood military post in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We indirectly hold 100 percent of the equity interests in Mowood. The Company provides a revolving line of credit to Mowood which allows for a maximum principal balance of $5.3 million. At November 30, 2012, the principal balance outstanding was $3.8 million. Omega’s results for the fiscal year 2012 are approximately 15 percent higher than originally expected as the base business realized higher margins. In addition, revenues from several construction projects were recognized in the third and fourth quarters, which made a significant contribution to overall year-to-date results.

Eastern Interconnect Project

On November 1, 2012, we entered into the Agreement with PNM to sell our 40 percent undivided interest in the EIP upon lease termination on April 1, 2015 for $7.7 million. PNM will also accelerate its remaining lease payments to us. Both lease payments due in 2013 were paid upon execution of the definitive Agreement on November 1, 2012. Per the Agreement, PNM also paid us $100,000 to compensate us for legal costs resulting from our filings with the Federal Energy Regulatory Commission. The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015, will be paid on January 1, 2014 in full.

We changed our estimated residual value used to calculate its depreciation of the EIP, which will result in higher depreciation expenses beginning in November of 2012 through the expiration of the lease in April 2015. The incremental depreciation amounts to approximately $393,000 per quarter.

Due to the changes in timing of lease payments, we adjusted the impact of future EIP lease payments in our pro forma AFFO calculation. We have not made any adjustments to the GAAP treatment of the lease.

We purchased our EIP interest on June 30, 2011 for $12.8 million net of debt. As of our August 31, 2012 Form 10-Q filing, we anticipated a total of approximately $8.5 million in remaining lease payments. Net of the final debt payment of $905,000 and interest expense of $46,381 received on October 1, 2012, we expect to receive gross total lease payments of approximately $7.1 million through April 2015. Combined with the sale price of $7.7 million we expect approximately 7% annualized gross return on our investment. Although this is at the low end of our long-term targeted range, we feel it is appropriate for the risk profile of the asset.

Liquidity and Capital Resources

We are focused on meeting the requirement that a substantial percentage of our assets be REIT-qualifying investments that produce REIT qualifying income. Other than the LGS, we do not currently have any signed agreements or binding letters of intent for such acquisitions. There are opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. We may liquidate a portion of our securities portfolio necessary to allow us to meet both the asset and income tests necessary to qualify for REIT status for 2013. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25% to 50% of assets.

On November 30, 2011, the Company entered into a 180-day rolling evergreen Margin Loan Facility Agreement (“Margin Loan Agreement”) with Bank of America, N.A. In December of 2012, the assets which secured this facility were sold, and as a result, this Margin Loan Agreement was terminated effective December 20, 2012.

On October 29, 2010, Mowood entered into a Revolving Note Payable Agreement (“Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1,250,000. The Note Payable Agreement was amended and restated on October 29, 2011 and then second amended and restated on October 29, 2012. Borrowings on the Note Payable are secured by all of Mowood’s assets. Interest accrues at LIBOR, plus 4 percent (4.209 percent at November 30, 2012), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 29, 2013. As of November 30, 2012 the outstanding borrowings under this agreement totaled $120,000. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the Note Payable Agreement as of November 30, 2012.

In connection with the Acquisition, Pinedale LP entered into a $70 million secured term credit facility with KeyBank that provides for monthly payments of principal and interest. Outstanding balances under the credit facility generally accrue interest at a variable annual rate equal to LIBOR plus 3.25%. The credit facility will be secured by the LGS. Pinedale LP is obligated to pay all accrued interest quarterly and is further obligated to pay monthly, beginning March 7, 2014, 0.42% of the proposed amount outstanding on the loan on March 1, 2014.

We have executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Our registration statement covering a proposed maximum aggregate offering price of $300,000,000 of securities was declared effective on June 8, 2012. The common equity offering conducted on December 13, 2012 reduced the total available shelf by the gross proceeds of the offering and subsequent exercise of the underwriter’s overallotment option on December 24, 2012. The remaining availability is $ 210.3 million of maximum aggregate offering price of securities.

We intend to enter into a $20 million revolving line of credit with KeyBank. The primary term of the facility is anticipated to be three years with the option for a one-year extension. Outstanding balances under the revolving credit facility are expected to accrue interest at a variable annual rate equal to LIBOR plus 4.0% or the Prime Rate plus 2.75%. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets.

As of November 30, 2012 the securities in our portfolio included: (i) publicly-traded master limited partnership (“MLP”) equity securities and (ii) illiquid securities issued by privately-held companies. The publicly traded securities can be liquidated more readily than the others. In December of 2012, we liquidated approximately $27.5 million of our publicly traded securities value as of November 30, 2012, and generated cash of approximately $26.1 million to fund a portion of the purchase price of the LGS. We will report the gains (losses) on the securities transactions as Other Income and separate from Income from Operations. Our cash and publicly traded securities, after the offering, on December 31, 2012, totaled approximately $21.4 million, including the exercise of the underwriters’ overallotment option in full.

We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our remaining securities portfolio in an orderly manner.

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of November 30, 2012.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$27,522	$27,522	$—	$—	$—

	$27,522	$27,522	$—	$—	$—

The Mowood Revolving Note Payable is not included in the table above because the repayment timing is uncertain.

In addition to our historical contractual obligations as of November 30, 2012, Pinedale LP has entered into a $70 million secured term credit facility with KeyBank to finance a portion of the Acquisition. The primary term of the credit facility is three years, with an option for a one-year extension. Under the KeyBank credit facility, Pinedale LP is obligated to make monthly principal payments, which are to begin in the second year of the term, equal to 0.42% of the $70 million loan outstanding.

Off-Balance Sheet Arrangements

We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Major Tenants

EIP. The Company’s investment in EIP is leased under net operating leases with various terms. As of November 30, 2012, approximately 100 percent of the Company’s leased property, based on the gross book value of real estate investments, was leased to PNM. PNM is referred to as the Major Tenant. Approximately 24 percent of the Company’s total revenue for the year ended November 30, 2012 was derived from the Major Tenant.

In view of the fact that the Major Tenant leases a substantial portion of the Company’s net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, have a considerable impact on the results of operation.

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

Pinedale LGS. Subsequent to year end, the Company entered into a lease guaranteed by Ultra Petroleum Corp. (“Major Tenant 2”), which is material to the Company. In view of the fact that Major Tenant 2 leases a substantial portion of the Company’s net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward.

Major Tenant 2 is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Major Tenant 2 can be found on the SEC’s website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Major Tenant 2 but has no reason not to believe the accuracy or completeness of such information. In addition, Major Tenant 2 has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. Certain information in the public reports of Major Tenant 2 that are filed with the SEC have been, and will continue to be, incorporated by reference into this filing.

Distributions

The following table sets forth distributions for the three years ended November 30, 2012, November 30, 2011 and November 30, 2010.

Period	Amount
2012
Fourth Quarter	$0.1100
Third Quarter	$0.1100
Second Quarter	$0.1100
First Quarter	$0.1100

2011
Fourth Quarter	$0.1100
Third Quarter	$0.1000
Second Quarter	$0.1000
First Quarter	$0.1000

2010
Fourth Quarter	$0.1000
Third Quarter	$0.1000
Second Quarter	$0.1000
First Quarter	$0.1300

Our portfolio of real property assets and investment securities generate cash flow to us from which we pay distributions to stockholders. For the historical period ended November 30, 2012, the most significant source of our stockholder distributions were distributions from our investment securities. Following consummation of the Acquisition in December of 2012, the most significant source of our stockholder distributions is expected to be lease revenues generated by the LGS Lease. The amount of a distribution declaration is recorded on the ex-dividend date.

The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. During the year ended November 30, 2012, the Board of Directors declared total annual distributions of $0.44 per share ($0.11 per quarter).

Beginning in 2013, we intend to make publicly available standard performance measures utilized by REITs, including Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under IRC section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to qualify as a REIT. The Board of Directors will continue to determine the amount of any distribution that we expect to pay our stockholders.

Impact of Inflation and Deflation

Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices could impact our ability to obtain financings or to refinance our properties and our tenants’ ability to obtain credit. During inflationary periods, we intend for substantially all of our tenant leases to be designed to mitigate the impact of inflation. These provisions include clauses enabling us to receive percentage rent based on increases in certain agreed upon metrics, which are expected to generally increase as prices rise.

Performance Measurement

In the past, we have provided investors with a measure of cash flow from operations, labeled distributable cash flow. Prospectively, and with this pro forma information, we intend to provide standard performance measures utilized by REITs, including FFO and AFFO.

FFO

As defined by the National Association of Real Estate Investors, FFO represents net income (loss) before allocation to minority interests (computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs)) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental, non-GAAP financial measure.

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is a key measure used by Corridor in assessing performance and in making resource allocation decisions.

FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and that may also be the case with the energy infrastructure assets which we expect to acquire. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in base and participating rent, company operating costs, development activities and interest costs, thereby providing perspective not immediately apparent from net income.

We calculate FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly may not be comparable to such other REITs. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance or cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or serve our indebtedness.

AFFO

We define AFFO as FFO plus transaction costs, amortization of debt issuance costs, deferred leasing costs, and above market rent, less maintenance capital expenditures (if any), amortization of debt premium and adjustments to lease revenue resulting from the EIP sale. Management uses AFFO as a measure of long-term sustainable operations measurement.

We target a total return of 8% to 10% per annum on the infrastructure assets that we own, measured over the long-term. We intend to generate this return from the base rent of our leases plus growth through acquisitions and participating portions of our rent. If we are successful growing our AFFO per share of common stock, we anticipate being able to increase distributions to our stockholders. In addition, the increase in our AFFO per share of common stock should result in capital appreciation. For our business as a whole, a key performance measure is AFFO yield, defined as AFFO divided by invested capital, which measures the sustainable return on capital that we have deployed.

AFFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or service our indebtedness.

In light of the per share AFFO growth that we foresee in our operations, we are targeting 1% to 3% annual dividend growth. We can provide no assurances regarding our total return or annual dividend growth. See “Risk Factors” for a discussion of the many factors that may affect our ability to make distributions at targeted rates, or at all.

Following is a comparison of FFO and AFFO for the historical and pro forma year ended November 30, 2012 attributable to CorEnergy stockholders: The pro forma column reflects the completion as of December 1, 2011 of the LGS acquisition actually completed December 20, 2012. The pro forma column therefore includes the purchase of the LGS, execution of the Lease Agreement, the sale of 14.95 million shares of our common stock, which includes 1.95 million shares issued in the overallotment option, the execution of the $70 million secured term credit facility with KeyBank, and the $30 million co-investment by Prudential.

FFO AND AFFO RECONCILIATION	Historical For the year ended November 30, 2012	Pro Forma For the year ended November 30, 2012
Net Income (attributable to CorEnergy Stockholders):	$12,348,721	$6,086,255
Add:
Depreciation and amortization attributable to CorEnergy Stockholders	1,118,269	8,360,661
Gains or losses from sales of property	—	—
Distributions received from investment securities	4,985,370	1,924,337
Income tax expense, net	7,228,934	3,161,288
Less:
Net realized and unrealized gain on trading securities	4,009,933	273,835
Net realized and unrealized gain (loss) on other equity securities	16,171,944	5,018,152

Funds from operations (FFO)	5,499,417	14,240,554
Add:
Transaction costs attributable to CorEnergy Stockholders	377,834	377,834
Amortization of debt issuance costs attributable to CorEnergy Stockholders	—	417,672
Amortization of deferred lease costs attributable to CorEnergy Stockholders	—	46,321
Amortization of above market leases	291,939	291,939
Less:
EIP Lease Adjustment	2,171,238	2,171,238
Non-incremental capital expenditures	—	—
Amortization of debt premium	91,883	91,883

Adjusted funds from operations (AFFO)	$3,906,069	$13,111,199

FFO

Pro forma FFO for 2012 totals approximately $14.2 million. FFO was calculated in accordance with the National Association of Real Estate Investment Trust’s definition above. In addition, we have made adjustments for non-cash items impacting net income by eliminating a net realized and unrealized gain on trading securities of approximately $274 thousand, net realized and unrealized gain (loss) on other equity securities of approximately $5.0 million, adding back distributions received from investment securities of approximately $1.9 million and tax expense of approximately $3.2 million.

AFFO

Pro forma AFFO for 2012 totals approximately $13.1 million. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to lease income associated with the EIP investment. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect EIP lease income contribution to CorEnergy sustainable FFO. CorEnergy believes that the portion of return of capital, unless adjusted, overstates the CorEnergy’s distribution paying capabilities and is not representative of sustainable EIP income over the life of the lease.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. There were no material changes to our market risk exposure at November 30, 2012 as compared to the end of our preceding fiscal period of November 30, 2011.

Our equity and debt securities are reported at fair value in the current period, as determined by our Investment Committee. The fair value of securities is determined using readily available market quotations from the principal market if available. The fair value of securities that are not publicly traded or whose market price is not readily available is determined in good faith by our Investment Committee. Because there are no readily available market quotations for many of the securities in our portfolio, we value a large portion of our securities at fair value as determined in good faith by our Investment Committee under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.

As of November 30, 2012, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $75.1 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $4.7 million.

Debt securities in our portfolio may be based on floating or fixed rates. As of November 30, 2012, we had no floating rate debt outstanding.

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

Based on this assessment, our management believes we maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and that the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of November 30, 2012.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young has issued an audit report on the Company’s internal control over financial reporting. This report begins on the next page.

Report of independent registered public accounting firm

The Board of Directors and Shareholders

CorEnergy Infrastructure Trust, Inc

We have audited CorEnergy Infrastructure Trust, Inc’s control over financial reporting as of November 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CorEnergy Infrastructure Trust ,Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CorEnergy Infrastructure Trust, Inc maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CorEnergy Infrastructure Trust, Inc (the Company) as of November 30, 2012 and 2011 and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended November 30, 2012 of CorEnergy Infrastructure Trust, Inc and our report dated February 13, 2013, expressed an unqualified thereon.

/s/ Ernst & Young LLP

February 13, 2013

Kansas City, MO

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Codes of Ethics

We have adopted a code of ethics, which applies to our principal executive officer and principal financial officer. We have also adopted a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics. This information may be obtained, without charge, upon request by calling us at (913) 387-2790 or toll-free at (877) 699-2677 and on our Web site at http://corenergy.corridortrust.com

You may also read and copy the codes of ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at (800) SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the Securities and Exchange Commission’s Internet site at http://www.sec.gov. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission’s Public Reference Section, Washington, D.C. 20549.

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

As of November 30, 2012, we are an accelerated filer. As an accelerated filer for the fiscal year ended November 30, 2012, we are required to prepare and include in our annual report to stockholders for such period a report regarding management’s assessment of our internal control over financial reporting under the Securities Exchange Act of 1934 (the “1934 Act”) and have included this report in Item 9A of this Annual Report on Form 10-K.

Additional information incorporated by reference to our proxy statement for our 2013 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our proxy statement for our 2013 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our proxy statement for our 2013 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our proxy statement for our 2013 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our proxy statement for our 2013 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1. The Financial Statements listed in the Index to Financial Statements on Page F-1.

2. The Exhibits listed in the Exhibit Index below.

Exhibit No.	Description of Document

3.1(a)	Articles of Incorporation (1)

3.1(b)	Articles of Amendment (2)

3.2	Bylaws (3)

4.1	Form of Stock Certificate (4)

4.2	Form of Warrant dated December 2006 (5)

4.3	Registration Rights Agreements with Merrill Lynch & Co; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated dated January 9, 2006 (1)

4.4	Registration Rights Agreement dated April 2007 (5)

10.1	Dividend Reinvestment Plan (6)

10.2	Management Agreement dated December 1, 2011 (7)

10.3(a)	Advisory Agreement dated December 1, 2011 (7)

10.3(b)	Amended Advisory Agreement dated December 21, 2012 – filed herewith

10.4	Custody Agreement with U.S. Bank National Association dated September 13, 2005 (1)

10.5	First Amendment to the Custody Agreement with U.S. Bank National Association dated May 24, 2010 (8)

10.6	Stock Transfer Agency Agreement with Computershare Investor Services, LLC dated September 13, 2005 (1)

10.7(a)	Second Amended Administration Agreement dated December 1, 2011 (7)

10.7(b)	Amendment and Assignment to the Second Amended Administration Agreement dated August 7, 2012 – filed herewith

10.8	Warrant Agreement with Computershare Investor Services, LLC as Warrant Agent dated December 8, 2005 (1)

10.9	Purchase and Sale Agreement, dated December 7, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (9)

10.10	Subscription Agreement, dated December 7, 2012, by and among Pinedale GP, Inc., Ross Avenue Investments, LLC and Pinedale Corridor, LP (9)

10.11	Term Credit Agreement, dated December 7, 2012, by and among Pinedale Corridor, LP, KeyBank National Association, as lender and KeyBank National Association, as administrative agent (9)

10.12	Amendment to Purchase and Sale Agreement, dated December 13, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (10)

10.13	First Amendment to Subscription Agreement by and among Pinedale Corridor, LP, Pinedale GP, Inc. and Ross Avenue Investments, LLC (10)

10.14	Amended and Restated Term Credit Agreement, dated December 14, 2012, by and among Pinedale Corridor, LP, KeyBank National Association, as lender and KeyBank National Association, as administrative agent (10)

10.15	Lease Agreement dated December 20, 2012 by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (11)

10.16	First Amended and Restated Limited Partnership Agreement of Pinedale Corridor, LP by and between Pinedale GP, Inc. and Ross Avenue Investments, LLC (11)

14.1	Code of Ethics for Principal Executive Officer and Principal Financial Officer – filed herewith

23.1	Consent of Ernst & Young LLP dated February 13, 2013 – filed herewith

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

101	The following materials from CorEnergy Infrastructure Trust, Inc.’s Annual Report on Form 10-K for the year ended November 30, 2012, formatted in XBRL (Extensible Business Reporting Language):

(i)	the Consolidated Statements of Financial Position

(ii)	the Consolidated Statements of Income

(iii)	the Consolidated Statements of Cash Flow

(iv)	Notes to Consolidated Financial Statements, furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form N-2, filed August 28, 2006 (File No. 333-136923).

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 3, 2012

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 11, 2012.

(4)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed January 9, 2007 (File No. 333-136923).

(5)	Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed July 3, 2007 (File No. 333-142859).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007.

(7)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 1, 2011.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended November 30, 2010, filed January 26, 2011.

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 7, 2012

(10)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 14, 2012

(11)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 21, 2012

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CorEnergy Infrastructure Trust, Inc

We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc (the Company) as of November 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorEnergy Infrastructure Trust, Inc at November 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CorEnergy Infrastructure Trust Inc’s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

February 13, 2013

Kansas City, MO

CorEnergy Infrastructure Trust, Inc.

CONSOLIDATED BALANCE SHEETS

	November 30, 2012	November 30, 2011
Assets
Trading securities, at fair value	$55,219,411	$27,037,642
Other equity securities, at fair value	19,866,621	41,856,730
Leased property, net of accumulated depreciation of $1,131,680, and $294,309, respectively	12,995,169	13,832,540
Cash and cash equivalents	14,333,456	2,793,326
Property and equipment, net of accumulated depreciation of $1,751,202 and $1,483,616, respectively	3,589,022	3,842,675
Escrow receivable	698,729	1,677,052
Accounts receivable	1,570,257	1,402,955
Intangible lease asset, net of accumulated amortization of $413,580 and $121,641, respectively	681,191	973,130
Lease receivable	—	474,152
Prepaid expenses	537,184	140,017
Receivable for Adviser expense reimbursement	—	121,962
Deferred tax asset	—	27,536
Other assets	1,940,793	107,679

Total Assets	$111,431,833	$94,287,396

Liabilities and Stockholders’ Equity Liabilities
Management fees payable to Adviser	$249,326	$365,885
Accounts payable and other accrued liabilities	2,636,305	1,107,765
Line of credit	120,000	—
Long-term debt	—	2,279,883
Lease obligation	27,522	107,550
Deferred tax liability	7,172,133	—
Unearned Income	2,370,762	—

Total Liabilities	$12,576,048	$3,861,083

Stockholders’ Equity
Warrants, no par value; 945,594 issued and outstanding at November 30, 2012 and November 30, 2011 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 9,190,667 shares issued and outstanding at November 30, 2012 and 9,176,889 shares issued and outstanding at November 30, 2011 (100,000,000 shares authorized)	9,191	9,177
Additional paid-in capital	91,763,475	95,682,738
Accumulated retained earnings (deficit)	5,712,419	(6,636,302)

Total Stockholders’ Equity	$98,855,785	$90,426,313

Total Liabilities and Stockholders’ Equity	$111,431,833	$94,287,396

See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended November 30, 2012	For the Year Ended November 30, 2011	For the Year Ended November 30, 2010
Revenue
Sales revenue	$8,021,022	$2,161,723	$—
Lease income	2,552,975	1,063,740	—

Total Revenue	10,573,997	3,225,463	—

Expenses
Cost of sales (excluding depreciation expense)	6,078,102	1,689,374	—
Management fees, net of expense reimbursements	1,046,796	968,163	925,820
Asset acquisition expenses	377,834	638,185	—
Professional fees	1,141,045	548,759	590,486
Depreciation expense	1,118,269	364,254	—
Operating expenses	739,519	196,775	—
Directors’ fees	85,050	70,192	92,053
Other expenses	231,086	183,674	244,398

Total Expenses	10,817,701	4,659,376	1,852,757

Loss from Operations, before Income Taxes	(243,704)	(1,433,913)	(1,852,757)

Other Income and Expense
Net distributions and dividend income	(279,395)	651,673	1,853,247
Net realized and unrealized (loss) gain on trading securities	4,009,933	2,299,975	(894,531)
Net realized and unrealized gain on other equity securities	16,171,944	2,283,773	20,340,602
Other Income	—	40,000	38,580
Interest Expense	(81,123)	(36,508)	(45,619)

Total Other Income and Expense	19,821,359	5,238,913	21,292,279

Income before income taxes	19,577,655	3,805,000	19,439,522

Taxes
Current tax expense	(29,265)	(253,650)	—
Deferred tax expense	(7,199,669)	(629,207)	(4,772,648)
Income tax expense, net	(7,228,934)	(882,857)	(4,772,648)

Net Income	$12,348,721	$2,922,143	$14,666,874

Earnings Per Common Share:
Basic and Diluted	$1.34	$0.32	$1.61
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	9,182,425	9,159,809	9,107,070
Dividends declared per share	$0.44	$0.41	$0.43

See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock			Additional Paid-	Retained Earnings (Accumulated
	Shares	Amount	Warrants	in Capital	Deficit)	Total
Balance at November 30, 2009	9,078,090	$9,078	$1,370,700	$101,929,307	$(19,012,500)	$84,296,585

Net Income					14,666,874	14,666,874
Distributions to stockholders sourced as return of capital				(3,915,124)		(3,915,124)
Reinvestment of distributions to stockholders	68,416	69		430,769		430,838

Balance at November 30, 2010	9,146,506	9,147	1,370,700	98,444,952	(4,345,626)	95,479,173

Net Income					2,922,143	2,922,143
Distributions to stockholders sourced as return of capital				(3,755,607)		(3,755,607)
Reinvestment of distributions to stockholders	30,383	30		252,212		252,242
Consolidation of wholly-owned subsidiary				741,181	(5,212,819)	(4,471,638)

Balance at November 30, 2011	9,176,889	9,177	1,370,700	95,682,738	(6,636,302)	90,426,313

Net Income				—	12,348,721	12,348,721
Distributions to stockholders sourced as return of capital				(4,040,273)		(4,040,273)
Reinvestment of distributions to stockholders	13,778	14		121,010		121,024

Balance at November 30, 2012	9,190,667	$9,191	$1,370,700	$91,763,475	$5,712,419	$98,855,785

See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2012	For the Year Ended November 30, 2011	For the Year Ended November 30, 2010
Operating Activities
Net Income	$12,348,721	$2,922,143	$14,666,874
Adjustments:
Distributions received from investment securities	4,985,370	2,845,434	3,064,204
Deferred income tax, net	7,199,669	629,207	4,772,648
Depreciation expense	1,118,269	364,254	—
Amortization of intangible lease asset	291,939	121,641	—
Amortization of assumed debt premium	(91,883)	(94,611)	—
Realized and unrealized (gain) loss on trading securities	(4,009,933)	(2,299,975)	894,531
Realized and unrealized gain on other equity securities	(16,171,944)	(2,283,773)	(20,340,602)
Changes in assets and liabilities:
Decrease (increase) in interest, dividend and distribution receivable	—	42,778	(42,774)
Decrease in lease receivable	474,152	237,077	—
Increase in accounts receivable	(167,302)	(92,473)	—
(Increase) decrease in prepaid expenses and other assets	(233,272)	70,109	(13,429)
Increase (decrease) in management fees payable to Adviser, net of expense reimbursement	5,403	25,632	(30,926)
Increase (decrease) in accounts payable and other accrued liabilities	1,528,541	275,003	(47,625)
Increase in unearned income	2,370,762	—	—

Net cash provided by operating activities	$9,648,492	$2,762,446	$2,922,901

Investing Activities
Purchases of long-term investments of trading and other equity securities	—	(38,060,281)	(10,633,882)
Proceeds from sale of long-term investment of trading and other equity securities	9,354,306	53,950,583	15,762,612
Proceeds from receipt of escrow receivable	628,863	—	—
Acquisition expenditures and deferred lease costs	(942,707)	—	—
Cash paid in business combination	—	(12,250,000)	—
Proceeds from sale of property and equipment	3,076	—	—
Purchases of property and equipment	(30,321)	(1,045)	—

Net cash provided by (used in) investing activities	$9,013,217	$3,639,257	$5,128,730

Financing Activities
Payments on long-term debt	(2,188,000)	(1,221,000)	—
Payments on lease obligation	(80,028)	(44,816)	—
Deferred financing costs	(1,054,302)	—	—
Advances from revolving line of credit	5,285,000	—	—
Repayments on revolving line of credit	(5,165,000)	(400,000)	(4,600,000)
Distributions paid to common stockholders	(3,919,249)	(3,503,365)	(3,484,284)

Net cash used in financing activities	$(7,121,579)	$(5,169,181)	$(8,084,284)

Net Change in Cash and Cash Equivalents	$11,540,130	$1,232,522	$(32,653)
Consolidation of wholly-owned subsidiary	—	94,611	—
Cash and Cash Equivalents at beginning of year	2,793,326	1,466,193	1,498,846

Cash and Cash Equivalents at end of period	$14,333,456	$2,793,326	$1,466,193

Supplemental Disclosure of Cash Flow Information
Interest paid	$203,611	$176,595	$66,703
Income taxes paid	$96,000	$253,650	$—
Non-Cash Investing Activities
Security proceeds from sale of long-term investment of other equity securities	$26,565,400	$—	$—
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$121,024	$252,242	$430,838

See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

1. Introduction and Basis of Presentation

CorEnergy Infrastructure Trust, Inc, formerly known as Tortoise Capital Resources Corporation, (the “Company”) was organized as a Maryland corporation on September 8, 2005. The Company completed its initial public offering in February 2007 as a non-diversified closed-end management investment company regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company withdrew its election to be treated as a BDC on September 21, 2011 in order to pursue qualification as a real estate investment trust (“REIT”). Historically as a BDC, the Company invested primarily in privately held companies operating in the U.S. energy infrastructure sector. The Company’s shares are listed on the New York Stock Exchange under the symbol “CORR.”

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

Beginning with the filing of our Annual Report on Form 10-K for the year-ended November 30, 2011, the Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Mowood, LLC (“Mowood”). Mowood is the holding company for Omega Pipeline Company, LLC (“Omega”). Omega owns and operates a natural gas distribution system in Fort Leonard Wood, Missouri. Omega is responsible for purchasing and coordinating delivery of natural gas to Fort Leonard Wood, as well as performing maintenance and expansion of the pipeline. In addition, Omega provides gas marketing services to local commercial end users. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

Consolidation of Mowood was initiated at the time the Company withdrew its election to be treated as a BDC (September 21, 2011) and began reporting its financial results in accordance with general corporate reporting guidelines instead of under the AICPA Investment Company Audit Guide (the “Guide”). At that time, the presentation of the Company’s financial statements changed. Certain prior year balances have been reclassified to conform to the presentation required for general corporate entities and to provide comparability of financial results across reporting periods. The reclassification of account balances for prior years, which are summarized below, did not impact the Company’s financial position or reported net results of operations:

•

Components of Stockholders’ Equity on the Consolidated Balance Sheets as of November 30, 2010 have been combined. Accumulated net investment loss, net of income taxes of $(3,308,522), accumulated realized loss, net of income taxes of $(18,532,648), and net unrealized appreciation of investments, net of income taxes of $17,495,544 have been combined into Accumulated Deficit.

•

Items on the Consolidated Statements of Income for the year ended November 30, 2010 have been reclassified and aggregated to conform to the presentation of the results of operations for the years ended November 30, 2012 and 2011. However, there was no impact to net income or earnings per share. Income from investment securities are no longer considered to be part of the Company’s operations and therefore have been classified as other income.

•	Components of cash flows for the year ended November 30, 2010 have been reclassified and aggregated to conform to the presentation of cash flows for the years ended November 30, 2012 and 2011.

The accompanying consolidated financial statements reflect the results of the Company’s operations for the year ended November 30, 2010 and the period from December 1, 2010 to September 21, 2011, during which time the Company reported under the Guide, and therefore reported and accounted for Mowood as an investment carried at fair value. Subsequent to September 21, 2011, the Company ceased reporting under the Guide. The results of operations for Mowood for the year ended November 30, 2012 and for the period from September 21, 2011 to November 30, 2011, and related balances at November 30, 2012 and 2011, are included in the Company’s consolidated financial statements as of and for the years ended November 30, 2012 and 2011.

2. Significant Accounting Policies

A. Use of Estimates – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

B. Investment Securities – The Company’s investments in securities are classified as either trading or other equity securities:

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

•

Realized and unrealized gains (losses) on trading securities and other equity securities – Changes in the fair values of the Company’s securities during the period reported and the gains or losses realized upon sale of securities during the period are reflected as other income within the accompanying Consolidated Statements of Income.

C. Security Transactions and Fair Value – Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis.

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

The major components of net realized and unrealized gain on trading securities for the years ended November 30, 2012, 2011 and 2010 are as follows:

	For the Years Ended
Description	November 30, 2012	November 30, 2011	November 30, 2010
Net unrealized gain on trading securities	$3,985,269	$238,617	$3,119,424
Net realized gain on trading securities	24,664	2,061,358	(4,013,955)

Total net realized and unrealized gain (loss) on trading securities	$4,009,933	$2,299,975	$(894,531)

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

The fair value of investments in private portfolio companies is determined based on various factors, including enterprise value, observable market transactions, such as recent offers to purchase a company, recent transactions involving the purchase or sale of the equity securities of the company, or other liquidation events. The determined equity values may be discounted when the Company has a minority position, or is subject to restrictions on resale, has specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other comparable factors exist.

The Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments. An independent valuation firm has been engaged by the Company to provide independent, third-party valuation consulting services based on procedures that the Company has identified and may ask them to perform from time to time on all or a selection of private investments as determined by the Company. The multi-step valuation process is specific to the level of assurance that the Company requests from the independent valuation firm. For positive assurance, the process is as follows:

•	The independent valuation firm prepares the valuations and the supporting analysis.

•	The Investment Committee of the Adviser reviews the valuations and supporting analyses, prior to approving the valuations.

D. Cash and Cash Equivalents – The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC insured limits. The Company’s cash equivalents are comprised of short-term, liquid money market instruments.

E. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At November 30, 2012, Management determined that an allowance for doubtful accounts related to our leases was not required. Lease payments by our Major Tenant, as defined within Note 9, have remained timely and without lapse.

F. Revenue and Other Income Recognition – Specific policies for the Company’s revenue and other income items are as follows:

•

Sales Revenue – Omega, acting as a principal, provides for transportation services and natural gas supply for its customers on a firm basis. In addition, Omega is paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system. Omega is responsible for the coordination, supervision and quality of the expansions while actual construction is generally performed by third party contractors. Revenues related to natural gas distribution are recognized upon delivery of natural gas and upon the substantial performance of management and supervision services related to the expansion of the natural gas distribution system. Revenues from expansion efforts are recognized in accordance with GAAP using either a completed contract or percentage of completion method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues.

•

Lease Income – Income related to the Company’s leased property is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Prior to November 1, 2012 rental payments on the leased property were typically received on a semi-annual basis and were included as lease income within the accompanying Consolidated Statements of Income.

Upon the November 1, 2012 execution of the Asset Purchase Agreement related to our leased property (see Note 7 for further information), rental payments on the leased property are to be received in advance and are classified as unearned income and included in liabilities within the Consolidated Balance Sheets. Unearned income is amortized ratably over the lease period as revenue recognition criteria are met.

•

Dividends and distributions from investments – Dividends and distributions from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from the Company’s investments generally are characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital is paid by our investees from their cash flow from operations. The Company records investment income, capital gains and/or distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

For the year ended November 30, 2012, the Company estimated the allocation of investment income and distributions received from investment securities for the distributions received during the period from its portfolio companies within the Consolidated Statements of Income. For this period, the Company has estimated approximately 3 percent as investment income and approximately 97 percent distributions received from investment securities. The return of capital portions of the distributions are reflected on the Consolidated Cash Flow Statements as “distributions received from investment securities.”

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

During the year ended November 30, 2012, the Company reallocated the amount of 2011 investment income and return of capital it recognized based on the 2011 tax reporting information received from individual portfolio companies. This reclassification amounted to a decrease in net distributions and dividend income on securities of approximately $448,000 or $.05 per share ($281,000 or $0.03 per share, net of deferred tax benefit); an increase in net realized and unrealized gains on trading and other equity securities of $448,000 or $.05 per share ($281,000 or $0.03 per share, net of deferred tax expense) for the year ended November 30, 2011.

G. Cost of Sales – Included in the Company’s cost of sales are the amounts paid for gas and propane, along with related transportation, which are delivered to customers, as well as the cost of material and labor related to the expansion of the natural gas distribution system.

H. Distributions to Stockholders – The amount of any quarterly distributions to stockholders will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date. The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. For the years ended November 30, 2012, November 30, 2011 and November 30, 2010, the source of the Company’s distributions for book purposes was primarily received from investment securities. For the year ended November 30, 2012, the Company’s distributions for tax purposes were comprised of 100 percent return of capital. For the year ended November 30, 2011, the Company’s distributions for tax purposes were comprised of 100 percent qualified dividend income. For the year ended November 30, 2010, the Company’s distributions for tax purposes were comprised of 100 percent return of capital.

I. Federal and State Income Taxation – The Company, as a corporation, is obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.

The Company’s trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company’s tax expense or benefit is included in the Consolidated Statement of Income based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

J. Leases – The Company includes assets subject to lease arrangements within Leased property, net of accumulated depreciation in the Consolidated Balance Sheets. Lease payments received are reflected in lease income on the Consolidated Statements of Income, net of amortization of any off market adjustments.

Certain initial direct costs incurred related to a lease are capitalized and amortized over the lease term. As of November 30, 2012, approximately $754,000 of deferred lease costs related to probable leases are included in Other Assets within the Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated 15 year life of the new lease and will be included in Amortization expense within the Consolidated Income Statement. See Footnote 15 for further discussion.

K. Long-Lived Assets and Intangibles – Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to twenty years. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of assets, are capitalized and depreciated over the remaining estimated useful life of the asset.

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

The Company periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. No impairment write-downs were recognized during the year ended November 30, 2012 and 2011.

Costs in connection with the direct acquisition of a new asset are capitalized and amortized over the life of the asset. As of November 30, 2012, approximately $189,000 in asset acquisition costs related to the Pinedale LGS acquisition is included in Other Assets within the Consolidated Balance Sheets. The asset acquisition costs will be depreciated over the anticipated 26 year life of the newly acquired asset and will be included in Depreciation expense within the Consolidated Income Statement. See Footnote 15 for further discussion.

L. Asset Acquisition Expenses – Costs in connection with the research of real property acquisitions are expensed as incurred until determination that the acquisition of the real property is probable. Upon the determination, costs in connection with the acquisition of the property are capitalized as per above.

M. Offering Costs – Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.

As of November 30, 2012, approximately $617,000 in offering costs is included in Prepaid Expenses and Other Assets within the Consolidated Balance Sheets.

N. Debt Issuance Costs – Costs in connection with the issuance of new debt are capitalized and amortized over the debt term.

As of November 30, 2012, approximately $437,000 in debt issuance costs is included in Other Assets on the Balance Sheets. The deferred costs will be amortized over the anticipated 3 year term of the newly acquired debt and will be included in Interest Expense within the Consolidated Income Statement. See Footnote 15 for further discussion.

O. Recent Accounting Pronouncement – In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” in GAAP and the International Financial Reporting Standards (“IFRSs”). ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years.

3. Concentrations

The Company has historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of November 30, 2012, investments in securities of energy infrastructure companies represented approximately 67 percent of the Company’s total assets. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT qualified.

The Company’s leased property at November 30, 2012 was leased to a single entity, Public Service Company of New Mexico (“PNM”), as further described in Note 7 below. PNM’s financial condition and ability and willingness to satisfy its obligations under its leases with the Company has a considerable impact on the Company’s results of operations.

Mowood, the Company’s wholly owned subsidiary, has a ten-year contract, expiring in 2015, with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. Revenue related to the DOD contract accounted for 83 and 88 percent of sales revenues for the fiscal year ended November 30, 2012, and for the period from September 21, 2011 through November 30, 2011, respectively. Mowood, through its wholly owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 84 and 85 percent of the consolidated accounts receivable balances at November 30, 2012 and 2011, respectively.

Mowood’s contracts for its supply of natural gas are concentrated among select providers. Payments to its largest supplier of natural gas during 2012 accounted for 29 percent of cost of sales for the year ended November 30, 2012.

4. Agreements

On December 1, 2011, the Company executed a Management Agreement with Corridor InfraTrust Management, LLC (“Corridor”). The Management Agreement has a current expiration date of June 30, 2012. The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s average monthly Managed Assets for such quarter. For purposes of the Management Agreement, “Managed Assets” means all of the securities of the Company and all of the real property assets of the Company (including any securities or real property assets purchased with or attributable to any borrowed funds) minus all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, “securities” includes the Company’s security portfolio, valued at then current market value. For purposes of the definition of Managed Assets, “real property assets” includes the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated, valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.) The Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock.

During the fourth quarter of 2012, Corridor assumed the Company’s Administrator Agreement, retroactive to August 7, 2012. Tortoise Capital Advisors, L.L.C. (“TCA”) served as the Company’s administrator until that date. The Company pays the administrator a fee equal to an annual rate of 0.04 percent of aggregate average daily managed assets, with a minimum annual fee of $30,000.

On December 1, 2011, we entered into an Advisory Agreement by and among the Company, TCA and Corridor, under which TCA provided certain securities focused investment services necessary to evaluate, monitor and liquidate the Company’s remaining securities portfolio (“Designated Advisory Services”), and also provide the Company with certain operational (i.e. non-investment) services (“Designated Operational Services”). Effective December 21, 2012, that agreement was replaced by an Amended Advisory Agreement pursuant to which TCA provides investment services related to the monitoring and disposition of our current securities portfolio.

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

5. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of November 30, 2012 and November 30, 2011 are as follows:

Description	November 30, 2012	November 30, 2011
Deferred Tax Assets:
Organization costs	$(17,668)	$(20,068)
Net operating loss carryforwards	(6,411,230)	(2,624,525)
Cost recovery of leased assets	(36,443)	(119,970)
Asset acquisition costs	(134,415)	—
AMT and State of Kansas credit	(196,197)	(205,039)

Sub-total	$(6,795,953)	$(2,969,602)

Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$11,655,817	$2,244,914
Net unrealized gain on investment securities	2,312,269	697,152

Sub-total	$13,968,086	$2,942,066

Total net deferred tax liability (asset)	$7,172,133	$(27,536)

At November 30, 2012, a valuation allowance on deferred tax assets was not deemed necessary because the Company believes it is more likely than not that there is an ability to realize its deferred tax assets through future taxable income. Any adjustments to the Company’s estimates of future taxable income will be made in the period such determination is made. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of November 30, 2012, the Company had no uncertain tax positions and no penalties and interest were accrued. The Company does not expect any change to its unrecognized tax positions in the twelve months subsequent to November 30, 2012. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.

Total income tax expense differs from the amount computed by applying the federal statutory income tax rates of 35 percent for the years ended November 30, 2012 and 2011 and 34 percent for the year ended November 30, 2010 to gain (loss) from operations and other income for the years presented , as follows:

	For the Years Ended
Description	November 30, 2012	November 30, 2011	November 30, 2010
Application of statutory income tax rate	$6,852,179	$1,331,750	$6,609,437
State income taxes, net of federal tax benefit	442,455	133,158	353,799
Dividends received deduction	(1,221)	(86)	—
Change in deferred tax liability due to change in overall tax rate	(64,479)	(23,432)	288,968
Change in deferred tax valuation allowance	—	(558,533)	(2,479,556)

Total income tax expense	$7,228,934	$882,857	$4,772,648

Total income taxes are computed by applying the federal statutory rate plus a blended state income tax rate. During the year, the Company re-evaluated its overall federal and state income tax rate, decreasing it from 37.62 percent to 37.26 percent, due to anticipated state apportionment of income and gains.

The components of income tax expense include the following for the years presented:

	For the Years Ended
Description	November 30, 2012	November 30, 2011	November 30, 2010
Current tax expense
AMT expense (benefit)	$(8,842)	$200,000	$—
State (reflects a federal tax benefit in deferred tax expense)	38,107	53,650	—

Total current tax expense	$29,265	$253,650	$—

Deferred tax expense
Federal	$6,762,974	$585,386	$4,530,152
State (net of federal tax benefit)	436,695	43,821	242,496

Total deferred tax expense	$7,199,669	$629,207	$4,772,648

Total income tax expense	$7,228,934	$882,857	$4,772,648

The deferred income tax expense for the years ended November 30, 2011 and 2010 includes the impact of the change in valuation allowance for such respective years.

As of November 30, 2012, the Company had a net operating loss for federal income tax purposes of approximately $17,234,000. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $8,000, $4,002,000, $3,353,000, $24,000 and $9,847,000 in the years ending November 30, 2028, 2029, 2030, 2031 and 2032 respectively. As of November 30, 2012, an alternative minimum tax credit of $194,267 was available, which may be credited in the future against regular income tax. This credit may be carried forward indefinitely.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Description	November 30, 2012	November 30, 2011
Aggregate cost for federal income tax purposes	$41,995,195	$65,471,208

Gross unrealized appreciation	33,892,176	8,307,122
Gross unrealized depreciation	(801,340)	(4,883,958)

Net unrealized appreciation	$33,090,836	$3,423,164

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of November 30, 2012 and November 30, 2011. These assets and liabilities are measured on a recurring basis.

November 30, 2012

		Fair Value
Description	November 30, 2012	Level 1	Level 2	Level 3
Investments:
Trading securities	$55,219,411	$27,480,191	$27,739,220	$—
Other equity securities	19,866,621	—	—	19,866,621

Total Investments	$75,086,032	$27,480,191	$27,739,220	$19,866,621

November 30, 2011

		Fair Value
Description	November 30, 2011	Level 1	Level 2	Level 3
Assets:
Trading securities	$27,037,642	$27,037,642	$—	$—
Other equity securities	41,856,730	—	—	41,856,730

Total Assets	$68,894,372	$27,037,642	$—	$41,856,730

The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the years ended November 30, 2012 and November 30, 2011, are as follows:

	Year ended November 30, 2012	Year ended November 30, 2011
Fair value beginning balance	$41,856,730	$72,929,409
Total realized and unrealized gains included in net income	16,190,428	1,026,134
Purchases	—	20,987,605
Sales	(35,919,672)	(42,275,886)
Return of capital adjustments impacting cost basis of securities	(2,260,865)	(1,518,285)
Transfers out	—	(9,292,247)

Fair value ending balance	$19,866,621	$41,856,730

The amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to securities still held at the reporting date which are included in net realized and unrealized gain on other equity securities within the statement of income	$5,018,152	$(3,287,478)

As of November 30, 2011, the Company’s other equity securities, which represented security interests in private companies, and were classified as Level 3 assets, included High Sierra Energy, LP. On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively “NGL”) acquired High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively “High Sierra”) pursuant to which NGL, a New York Stock Exchange listed company, paid to the limited partners of High Sierra approximately $9.4 million in cash and approximately 1.2 million newly issued units of NGL. A realized gain of $15.8 million was recognized during the third quarter of 2012 upon the sale. NGL is classified as a Level 2 Trading security above.

The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the year ended November 30, 2012. For the year ended November 30, 2011, there were transfers out of Level 3 assets in the amount of $9,292,247, which represents the values of the Company’s equity interest in Mowood and subordinated debt issued to Mowood at the beginning of the year that were eliminated upon consolidation. There were no transfers between Level 1 and Level 2 for the year ended November 30, 2011.

Valuation Techniques and Unobservable Inputs

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

The Company’s other equity securities, which represent security interests in private companies, are classified as Level 3 assets. Valuation of these investments is determined by weighting various valuation metrics for each security. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. See Notes to Consolidated Financial Statements, Note 2, Significant Accounting Policies.

The Company’s investments in private companies are typically valued using one of or a combination of the following the following valuation techniques: (i) analysis of valuations for publicly traded companies in a similar line of business (“public company analysis”), (ii) analysis of valuations for comparable M&A transactions (“M&A analysis”) and (iii) discounted cash flow analysis. The table entitled “Quantitative Table for Valuation Techniques” outlines the valuation technique(s) used for each asset category.

The public company analysis utilizes valuation multiples for publicly traded companies in a similar line of business as the portfolio company to estimate the fair value of such investment. Typically, the Company’s analysis focuses on the ratio of enterprise value to earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) which is commonly referred to as an EV/EBITDA multiple. The Company selects a range of multiples given the trading multiples of similar publicly traded companies and applies such multiples to the portfolio company’s EBITDA to estimate the portfolio company’s trailing, proforma, projected or average (as appropriate) EBITDA to estimate the portfolio company’s enterprise value and equity value. The Company also selects a range of trading market yields of similar public companies and applies such yields to the portfolio company’s estimated distributable cash flow. When calculating these values, the Company applies a discount, when applicable, to the portfolio company’s estimated equity value for the size of the company and the lack of liquidity in the portfolio company’s securities.

The M&A analysis utilizes valuation multiples for historical M&A transactions for companies or assets in a similar line of business as the portfolio company to estimate the fair value of such investment. Typically, the Company’s analysis focuses on EV/EBITDA multiples. The Company selects a range of multiples based on EV/EBITDA multiples for similar M&A transactions or similar companies and applies such ranges to the portfolio company’s analytical EBITDA to estimate the portfolio company’s enterprise value.

The discounted cash flow analysis is used to estimate the equity value for the portfolio company based on estimated DCF of such portfolio company. Such cash flows include an estimate of terminal value for the portfolio company. A present value of these cash flows is determined by using estimated discount rates (based on the Company’s estimate for weighted average cost of capital for such portfolio company).

Under all of these valuation techniques, the Company estimates operating results of its portfolio companies (including EBITDA). These estimates utilize unobservable inputs such as historical operating results, which may be unaudited, and projected operating results, which will be based on expected operating assumptions for such portfolio company. The Company also consults with management of the portfolio companies to develop these financial projections. These estimates will be sensitive to changes in assumptions specific to such portfolio company as well as general assumptions for the industry. Other unobservable inputs utilized in the valuation techniques outlined above include: possible discounts for lack of marketability, selection of publicly-traded companies, selection of similar M&A transactions, selected ranges for valuation multiples, selected range of yields and expected required rates of return and weighted average cost of capital. The various techniques will be weighted as appropriate; and other factors may be weighted into the valuation, including recent capital transactions of the Company.

Changes in EBITDA multiples, or discount rates may change the fair value of the Company’s portfolio investments. Generally, a decrease in EBITDA multiples or DCF multiples, or an increase in discount rates, when applicable, may result in a decrease in the fair value of the Company’s portfolio investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize.

The following table summarizes the significant unobservable inputs that the Company uses to value its portfolio investments categorized as Level 3 as of November 30, 2012.

Quantitative Table for Valuation Techniques

Assets at				Range		Weighted
Fair Value	Fair Value	Valuation Technique	Unobservable Inputs	Low	High	Average
Other equity securities, at fair value	$19,866,621	Public company historical EBITDA analysis	Historical EBITDA Valuation Multiples	9.4x	10.4x	9.95x
		Public company projected EBITDA analysis	Projected EBITDA Valuation Multiples	8.1x	9.8x	8.95x
		Public company yield analysis	Distributable Cash Flow Yield	8.11%	9.11%	8.61%
		M&A company analysis	EV/LTM 2012 EBITDA	9.3x	9.9x	9.6x
		Discounted cash flow	Weighted Average Cost of Capital	9.5%	13.0%	11.25%

Certain condensed financial information of the unconsolidated affiliates follows. The information is the most recently available financial information for these companies, which is the last twelve months ending September 30, 2012 as reported by the portfolio companies for VantaCore Partners LP ( 11.09 percent equity interest) and Lightfoot Capital Partners LP (6.67 percent equity interest).

Revenues	$83,969,000	Current assets	$33,430,000

Operating expenses	$65,351,000	Noncurrent assets	$295,658,000

Net income	$4,643,000	Current liabilities	$16,248,000

		Noncurrent liabilities	$110,549,000

		Partner’s equity	$202,291,000

The following section describes the valuation methodologies used by the Company for estimating fair value for financial instruments not recorded at fair value, but fair value is included for disclosure purposes only, as required under disclosure guidance related to the fair value of financial instruments.

Cash and Cash Equivalents — The carrying value of cash, amounts due from banks, federal funds sold and securities purchased under resale agreements approximates fair value.

Escrow Receivable — The escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, is anticipated to be released upon satisfaction of certain post-closing obligations and/or the expiration of certain time periods (the shortest of which was to be 14 months from the April 2011 closing date of the sale). The fair value of the escrow receivable reflects a discount for the potential that the full amount due to the Company will not be realized. During the third quarter, the carrying value of the escrow receivable was reduced by $335,486 to its fair value. In addition, during September of 2012, the Company received $628,863 of the escrow receivable due the Company, and during the fourth quarter, the carrying value of the escrow receivable was further reduced by $13,974. No clear agreement has been reached as to the remaining escrow balance and Management anticipates that it may take more than a year to satisfy other post-closing obligations, prior to receiving the approximately $699,000 escrow balance remaining.

Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the Company’s current expected rate for an equivalent transaction. The remaining principal balance outstanding on the debt assumed in the Eastern Interconnect Project (“EIP”) was paid in full on the maturity date of October 1, 2012.

Line of Credit — The carrying value of the line of credit approximates the fair value due to its short term nature.

	Level within	November 30, 2012		November 30, 2011
Description	the Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	Level 1	$14,333,456	$14,333,456	$2,793,326	$2,793,326
Escrow receivable	Level 2	$698,729	$698,729	$1,677,052	$1,677,052
Financial Liabilities
Long-term debt	Level 2	$—	$—	$2,279,883	$2,320,851
Line of credit	Level 1	$120,000	$120,000	$—	$—

7. Eastern Interconnect Project

Acquisition of Eastern Interconnect Project

On June 30, 2011, the Company purchased 100 percent ownership of a 40 percent undivided interest in the EIP for approximately $15.6 million, including the assumption of $3.4 million of debt. The acquisition of the EIP was accounted for as a business combination, in accordance with ASC 805. The Company incurred costs of approximately $600,000 in connection with the acquisition which were expensed during the year ended November 30, 2011. The transaction resulted in the acquisition of assets and liabilities as follows:

Physical assets	$14,126,849
Lease receivable	711,229
Intangible lease asset	1,094,771
Debt	(3,409,000)
Fair value premium on debt	(186,493)
Interest payable	(87,356)

Net cash consideration paid	$12,250,000

Physical Assets:

The EIP transmission assets move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components. Originally, the assets were depreciated for book purposes over an estimated useful life of 20 years.

The amount of depreciation of leased property reflected during the year ended November 30, 2012 and 2011 was $837,371 and $294,309, respectively. The 2012 amount includes one month of incremental depreciation of $131,028 (see second paragraph under Pending Sale heading below).

Lease:

EIP is leased on a triple net basis through April 1, 2015 to PNM, an independent electric utility company serving approximately 500,000 customers in New Mexico. Public Service Company of New Mexico is a subsidiary of PNM Resources (NYSE: PNM). Per the Lease Agreement, at the time of expiration of the lease, the Company could choose to renew the lease with the lessee, the lessee could offer to repurchase the EIP, or the lease could be allowed to expire and the Company could find another lessee. Under the terms of the Lease Agreement, the Company was to receive semi-annual lease payments.

At the time of acquisition, the rate of the lease was determined to be above market rates for similar leased assets and the Company recorded an intangible asset of $1,094,771 for this premium which is being amortized as contra-lease income over the remaining lease term. See Note 10 below for further information as to the intangible asset.

Debt

The Company assumed a note with an outstanding principal balance of $3.4 million. The debt was collateralized by the EIP transmission assets. The note matured on October 1, 2012 and accrued interest at an annual rate of 10.25 percent, with principal and interest payments due on a semi-annual basis. At the time of acquisition, the interest rate on the assumed debt was determined to be above market rates for similar debt and the Company recorded an intangible of $186,493 for this premium, which was fully amortized as of November 30, 2012, and was a contra-interest expense over the remaining debt term.

Pending Sale of Eastern Interconnect Project

On November 1, 2012 the Company entered into a definitive Asset Purchase Agreement (“Purchase Agreement”) with PNM to sell the Company’s 40 percent undivided interest in the EIP upon lease termination on April 1, 2015 for $7.68 million. Per the Purchase Agreement, PNM will also accelerate its remaining lease payments to the Company. Both lease payments due in 2013 were paid to the Company upon execution of the Purchase Agreement on November 1, 2012. In addition, per the Purchase Agreement, PNM paid $100,000 during the fourth quarter to compensate the Company for legal costs resulting from its filings with the Federal Energy Regulatory Commission. The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015 will be paid on January 1, 2014 in full.

The Company changed its estimated residual value used to calculate depreciation of the EIP, which will result in higher depreciation expenses beginning in November of 2012 through the expiration of the lease in April 2015. The incremental depreciation amounts to approximately $393,000 per quarter.

The negotiation of the end-of-lease purchase option was prompted in part by a directive from the Federal Energy Regulatory Commission (“FERC”). FERC directed PNM, in consultation with the Company, to identify the party that would provide transmission service over the leased portion of the EIP beyond the lease expiration in 2015. The Purchase Agreement completes the response to FERC’s order.

8. Property and Equipment

Property and equipment consists of the following:

Description	November 30, 2012	November 30, 2011
Natural gas pipeline	$5,215,424	$5,215,424
Vehicles and trailers	110,782	98,717
Computers	14,018	12,150

Gross property and equipment	5,340,224	5,326,291
Less accumulated depreciation	(1,751,202)	(1,483,616)

Net property and equipment	$3,589,022	$3,842,675

The amount of depreciation of property and equipment recognized for the year ended November 30, 2012 was $280,898. The amount of depreciation of property and equipment recognized for the period from September 21, 2011 through November 30, 2011 was $69,945.

9. Leases

The Company’s investment in EIP is leased to PNM under net operating leases with various terms. PNM is referred to as the “Major Tenant”. Upon the execution of the Purchase Agreement on November 1, 2012, the schedule of the rental payments under the lease, prior to the anticipated April 1, 2015 closing date, were changed from a semi-annual basis. The last scheduled semi-annual lease payment per the Lease Agreement was received by the Company on October 1, 2012. In accordance with the Purchase Agreement, PNM’s remaining basic rent payments due to the Company are to be accelerated. The semi-annual payments of approximately $1.42 million that were originally scheduled to be due on April 1, and October 1, 2013, respectively, were received by the Company on November 1, 2012. Therefore, as of November 30, 2012, PNM had paid $2,370,762 in future minimum rental payments in advance. The amount is reported as an unearned income liability within the Consolidated Balance Sheets.

The future contracted minimum rental receipts for all net leases as of November 30, 2012 are as follows:

Years Ending November 30,	Amount
2013	—
2014	$4,267,371
Thereafter	—

Total	$4,267,371

See discussion within Footnote 7 as to the $7.68 million that is anticipated to be received by the Company from PNM upon the pending sale of the Company’s 40 percent undivided interest in the EIP to PNM on April 1, 2015.

In view of the fact that the Major Tenant leases a substantial portion of the Company’s net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, have a considerable impact on the results of operation.

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

On February 9, 2010, Mowood sold one of its wholly owned subsidiaries to an unrelated third party. As part of that agreement, Mowood retained a lease obligation, including insurance and other maintenance costs, for office space to be used by the subsidiary that was sold through April 2013. The fair value of the future minimum lease payments and estimated costs were recorded as a liability upon the sale of the subsidiary.

	Lease Obligation	Interest Portion	Estimated Expenses	Total Obligation
Year Ending November 30, 2012	$26,708	$(245)	$1,059	$27,522

	$26,708	$(245)	$1,059	$27,522

10. Intangibles

The Company has recorded an intangible lease asset for the fair value of the amount by which the remaining contractual lease payments exceed market lease rates at the time of acquisition. The intangible lease asset is being amortized on a straight-line basis over the life of the lease term, which expires on April 1, 2015 Amortization of the intangible lease asset is reflected in the accompanying Consolidated Statements of Income as a reduction to lease income.

Description	November 30, 2012	November 30, 2011
Intangible lease asset	$1,094,771	$1,094,771
Accumulated amortization	(413,580)	(121,641)

Net intangible lease asset	$681,191	$973,130

Remaining estimated amortization on the lease is as follows:

Year ending November 30,	Amount
2013	$291,939
2014	291,939
2015	97,313

$681,191

11. Credit Facilities

On November 30, 2011, the Company entered into a 180-day rolling evergreen Margin Loan Facility Agreement (“Margin Loan Agreement”) with Bank of America, N.A. The terms of the Margin Loan Agreement provide for a $10,000,000 facility that is secured by certain of the Company’s assets. Outstanding balances generally will accrue interest at a variable rate equal to one-month LIBOR plus 0.75 percent and unused portions of the facility will accrue a fee equal to an annual rate of 0.25 percent. The Company did not have any borrowings outstanding as of November 30, 2012, and the facility was not utilized during the year ended November 30, 2012. As of November 30, 2012, the Company had segregated trading securities with an aggregate fair value of $1,225,160 to serve as collateral for potential borrowings under the Margin Loan facility.

On October 29, 2010, Mowood entered into a Revolving Note Payable Agreement (“Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1,250,000. The Note Payable Agreement was amended and restated on October 29, 2011 and then second amended and restated on October 29, 2012. Borrowings on the Note Payable are secured by all of Mowood’s assets. Interest accrues at LIBOR, plus 4 percent (4.209 percent at November 30, 2012), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 29, 2013. As of November 30, 2012 the outstanding borrowings under this Note Payable Agreement totaled $120,000. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the Note Payable Agreement as of November 30, 2012.

12. Warrants

At November 30, 2012 and 2011, the Company had 945,594 warrants issued and outstanding. The warrants were issued to stockholders that invested in the Company’s initial private placements and became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. As of November 30, 2012, each warrant entitles the holder to purchase one common share at the exercise price of $11.41 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants have no voting rights until such common shares are received upon exercise of the warrants. All warrants expire on February 6, 2014.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Net income	$12,348,721	$2,922,143	$14,666,874
Basic and diluted weighted average shares (1)	9,182,425	9,159,809	9,107,070
Basic and diluted earnings per share	$1.34	$0.32	$1.61

(1)	Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

The changes in earnings per share for the year ended November 30, 2012 to the year ended November 30, 2011, reflected the weighted average change in overall net income upon the consolidation of Mowood financial information and lease operating and securities transactions.

14. Quarterly Financial Data (Unaudited)

	For the Fiscal Quarter Ended
	February 28, 2012	May 31, 2012	August 31, 2012	November 30, 2012
Sales revenue	$2,437,310	$1,439,958	$1,927,626	$2,216,128
Lease income	638,244	638,244	638,244	638,243

Total revenue	3,075,554	2,078,202	2,565,870	2,854,371

Cost of sales	2,004,672	1,031,114	1,381,161	1,661,155
Management fees, net of expense reimbursements	247,381	254,965	298,051	246,399
All other expenses	599,865	892,759	1,082,911	1,117,268

Total expenses	2,851,918	2,178,838	2,762,123	3,024,822

Income (loss) from operations, before income taxes	223,636	(100,636)	(196,253)	(170,451)

Realized and unrealized gain on securities transactions, before income taxes	8,931,466	3,237,325	8,492,502	(479,416)
Distributions and income from investments, net	85,262	55,462	(502,176)	82,057
Interest Expense	(27,409)	(25,229)	(16,780)	(11,705)

Total other income (loss) and expense, net, before income taxes	8,989,319	3,267,558	7,973,546	(409,064)

Income (loss) before income taxes	9,212,955	3,166,922	7,777,293	(579,515)

Current and deferred tax expense, net	(3,465,914)	(1,190,162)	(2,788,785)	215,927

Net income	$5,747,041	$1,976,760	$4,988,508	$(363,588)

Basic and diluted earnings (loss) per share	$0.63	$0.21	$0.54	$(.04)

	For the Fiscal Quarter Ended
	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011 (1)
Sales revenue	$—	$—	$—	$2,161,723
Lease income	—	—	425,496	638,244

Total revenue	—	—	425,496	2,799,967

Cost of sales	—	—	—	1,689,374
Management fees, net of expense reimbursements	234,680	241,193	248,367	243,923
All other expenses	153,843	157,012	944,404	746,580

Total expenses	388,523	398,205	1,192,771	2,679,877

Income (loss) from operations, before income taxes	(388,523)	(398,205)	(767,275)	120,090

Realized and unrealized gain (loss) on securities transactions, before income taxes	677,745	4,441,071	2,043,019	(2,578,087)
Distributions and income from investments, net	561,786	253,396	(189,001)	25,492
Other income	—	40,000	—	—
Interest Expense	—	—	(14,064)	(22,444)

Total other income (loss) and expense, net, before income taxes	1,239,531	4,734,467	1,839,954	(2,575,039)

Income before Income Taxes	851,008	4,336,262	1,072,679	(2,454,949)

Current and deferred tax benefit (expense), net	262,262	(1,553,250)	(482,040)	890,171

Net income (loss)	$1,113,270	$2,783,012	$590,639	$(1,564,778)

Basic and diluted earnings (loss) per share	$0.12	$0.30	$0.07	$(0.17)

(1)	Results of operations for the fiscal quarter ended November 30, 2011 reflect the consolidation of the Company’s wholly-owned subsidiary, Mowood, LLC, effective September 21, 2011.

15. Subsequent Events

Name Change

On November 30, 2012, Tortoise Capital Resources Corporation filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland to change its name to CorEnergy Infrastructure Trust, Inc. effective as of December 3, 2012.

Asset Acquisition

On December 20, 2012, our subsidiary, Pinedale Corridor, LP (“Pinedale LP”), closed on a Purchase and Sale Agreement with an indirect wholly-owned subsidiary of Ultra Petroleum Corp. (NYSE: UPL) (“Ultra Petroleum”). Pinedale LP acquired a system of gathering, storage and pipeline facilities (the “Liquids Gathering System” or “LGS”), with associated real property rights in the Pinedale Anticline in Wyoming (the “Acquisition”) for $205 million in cash and certain investment securities having an approximate market value of $23.0 million.

Lease Agreement

Pinedale LP entered into a customized long-term triple net Lease Agreement on December 20, 2012, relating to the use of the LGS (the “Lease Agreement”) with Ultra Wyoming LGS, LLC, another indirect wholly-owned subsidiary of Ultra Petroleum (“Ultra Newco”). Ultra Newco will utilize the LGS to gather and transport a commingled stream of oil, natural gas and water, then further using the LGS to separate this stream into its separate components. Ultra Newco’s obligations under the Lease Agreement will be guaranteed by Ultra Petroleum and Ultra Petroleum’s operating subsidiary, Ultra Resources, Inc. (“Ultra Resources”), pursuant to the terms of a Parent Guaranty (the “Guaranty”). Annual rent for the initial term under the Lease Agreement will be a minimum of $20 million (as adjusted annually for changes based on the Consumer Price Index (“CPI”)) and a maximum of $27.5 million, with the exact rental amount determined the actual volume of the components handled by the LGS, subject to Pinedale LP not being in default under the Lease Agreement.

Subscription Agreement

On December 14, 2012, Pinedale LP and Pinedale GP, Inc., a newly formed subsidiary of the Company and the general partner of Pinedale LP (“Pinedale GP”), entered into a Subscription Agreement with Ross Avenue Investments, LLC, an indirect wholly-owned subsidiary of Prudential Financial, Inc. (collectively “Prudential”), pursuant to which Prudential agreed to fund a portion of the Acquisition by investing $30 million in cash in Pinedale LP. Pinedale GP funded a portion of the Acquisition by contributing approximately $108.31 million in cash and certain equity securities to Pinedale LP. The investments contemplated by the Subscription Agreement closed on December 20, 2012. Prudential holds a limited partner interest in Pinedale LP, and Pinedale GP holds a general partner interest. Prudential holds 18.95% of the economic interest in Pinedale LP, and Pinedale GP holds approximately 81.05% of the economic interest.

Underwriting Agreement

On December 18, 2012 we closed a follow on public offering of 13,000,000 shares of common stock, raising approximately $78 million in gross proceeds at $6.00 per share (net proceeds of approximately $73.6 million after underwriters’ discount). On December 24, 2012 we closed the sale of an additional 1,950,000 shares of common stock at $6.00 per share, less the same underwriting discount, for total net proceeds of $11.04 million. The additional shares were sold pursuant to an over-allotment option granted to the underwriters of the Company’s public offering of 13,000,000 shares. Approximately $73.6 million of the net proceeds from this offering were used to finance the Acquisition.

Credit Agreement

On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank National Association (“KeyBank”) serving as a lender and the administrative agent on behalf of other lenders participating in the credit facility. Funding of the credit facility was conditioned on our contribution of the proceeds of the public offering to Pinedale LP and the receipt by Pinedale LP of the $30,000,000 co-investment funds from Prudential. Outstanding balances under the credit facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25%. The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility will be secured by the LGS.

Pursuant to the credit facility, in January of 2013, the Company executed interested rate swap derivatives. Interest rate swaps involved the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Margin Loan Facility Agreement

On November 30, 2011, the Company entered into a 180-day rolling evergreen Margin Loan Facility Agreement (“Margin Loan Agreement”) with Bank of America, N.A. In December of 2012, the assets which secured this facility were sold, and as a result, this Margin Loan Agreement was terminated effective December 20, 2012.

Distributions

On February 5, 2013, the Board of Directors of the Company declared a first quarter distribution of $0.125 per share to be paid on March 19, 2013 to stockholders of record on March 8, 2013.

Change in Fiscal Year End

On February 5, 2013, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31. This change to the calendar year reporting cycle began January 1, 2013. As a result of the change, the Company will be reporting a December 2012 fiscal month transition period, which will be separately reported in the Company’s Quarterly Report on Form 10-Q for the calendar quarter ending March 31, 2013 and in the Company’s Annual Report on Form 10-K for the calendar year ending December 31, 2013.

ADDITIONAL INFORMATION (Unaudited)

Officers and Directors as of December 1, 2012

Name	CORR Position
Conrad S. Ciccotello	Director
John R. Graham	Director
Charles E. Heath	Director
Richard C. Green	Director and Chairman of the Board
David J. Schulte	Director and Chief Executive Officer/President
Rebecca M. Sandring	Chief Accounting Officer/Treasurer/Secretary
Rachel A. Stroer	Assistant Secretary

Director and Officer Compensation

The Company does not compensate any of its directors who are “interested persons” (as defined in Section 2 (a) (19) of the 1940 Act) or any of its officers. For the year ended November 30, 2012, the aggregate compensation paid by the Company to the independent directors was $84,000. The Company did not pay any special compensation to any of its directors or officers.

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

Proxy Voting Policies

A description of the policies and procedures that the Company uses to determine how to vote proxies relating to portfolio securities owned by the Company is available to stockholders (i) without charge, upon request by calling the Company at (913) 981-1020 or toll-free at (877) 699-2677 and on the Company’s Web site at http://corenergy.corridortrust.com; and (ii) on the SEC’s Web site at www.sec.gov.

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

CORENERGY INFRASTRUCTURE TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.
(Registrant)

By:	/s/ Rebecca M. Sandring
Rebecca M. Sandring
Chief Accounting Officer
(Principal Accounting Officer)

February 13, 2013

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)

February 13, 2013

By:	/s/ Richard C. Green
Richard C. Green Chairman of the Board

February 13, 2013

By:	/s/ Conrad S. Ciccotello
Conrad S. Ciccotello Director

February 13, 2013