Form 10-Q
period 2013-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2013-05-10
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-33292
___________________________________________
CORENERGY INFRASTRUCTURE TRUST, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Maryland	20-3431375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4200 W. 115th Street, Suite 210 Leawood, Kansas 66211
(Address of Principal Executive Offices) (ZIP Code)

(913) 387-2790
(Registrant’s telephone number, including area code)

Former fiscal year end: November 30
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
As of April 30, 2013, the registrant had 24,147,958 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	November 30, 2012	December 31, 2012(Unaudited)
Assets
Leased property, net of accumulated depreciation of $4,394,248, $1,131,680, and $1,614,569 at March 31, 2013, November 30, 2012, and December 31, 2012, respectively	$240,299,030	$12,995,169	$243,078,709
Other equity securities, at fair value	21,895,854	19,866,621	19,707,126
Cash and cash equivalents	18,196,151	14,333,456	17,680,783
Trading securities, at fair value	—	55,219,411	4,318,398
Property and equipment, net of accumulated depreciation of $1,825,253, $1,751,202 and $1,774,616 at March 31, 2013, November 30, 2012, and December 31, 2012, respectively	3,529,836	3,589,022	3,566,030
Escrow receivable	698,729	698,729	698,729
Accounts receivable	1,664,265	1,570,257	922,894
Intangible lease asset, net of accumulated amortization of $510,893, $413,580 and $437,908 at March 31, 2013, November 30, 2012, and December 31, 2012, respectively	583,878	681,191	656,863
Deferred debt issuance costs, net of accumulated amortization of $145,005, $0 and $16,530, at March 31, 2013, November 30, 2012, and December 31, 2012, respectively	1,403,348	—	1,520,823
Deferred lease costs, net of accumulated amortization of $17,246, $0 and $1,967 at March 31, 2013, November 30, 2012, and December 31, 2012, respectively	903,216	—	912,875
Prepaid expenses and other assets	462,713	2,477,977	598,755
Total Assets	$289,637,020	$111,431,833	$293,661,985
Liabilities and Equity
Long-term debt	$70,000,000	$—	$70,000,000
Accounts payable and other accrued liabilities	4,064,102	2,885,631	4,413,420
Lease obligation	—	27,522	20,698
Current tax liability	208,931	—	3,855,947
Deferred tax liability	3,131,096	7,172,133	2,396,043
Line of credit	139,397	120,000	—
Unearned income	1,422,457	2,370,762	2,133,685
Total Liabilities	$78,965,983	$12,576,048	$82,819,793
Equity
Warrants, no par value; 945,594 issued and outstanding at March 31, 2013, November 30, 2012, and December 31, 2012 (5,000,000 authorized)	$1,370,700	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 24,147,958 shares issued and outstanding at March 31, 2013, 9,190,667 shares issued and outstanding at November 30, 2012, and 24,147,958 shares issued and outstanding at December 31, 2012 (100,000,000 shares authorized)	24,148	9,191	24,141
Additional paid-in capital	172,288,226	91,763,475	175,256,675
Accumulated retained earnings	6,621,776	5,712,419	4,209,023
Total CorEnergy Equity	180,304,850	98,855,785	180,860,539
Non-controlling Interest	30,366,187	—	29,981,653
Total Equity	210,671,037	98,855,785	210,842,192
Total Liabilities and Equity	$289,637,020	$111,431,833	$293,661,985
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

			For the One-Month Transition Period Ended December 31, 2012
	For the Three-Month Periods Ended
	March 31, 2013	February 29, 2012
Revenue
Lease revenue	$5,638,244	$638,244	$857,909
Sales revenue	2,515,573	2,437,310	868,992
Total Revenue	8,153,817	3,075,554	1,726,901
Expenses
Cost of sales (excluding depreciation expense)	2,003,639	2,004,672	686,976
Management fees, net of expense reimbursements	643,814	247,381	155,242
Asset acquisition expenses	31,817	—	64,733
Professional fees	454,183	108,578	333,686
Depreciation expense	2,857,036	246,805	499,357
Amortization expense	15,279	—	1,967
Operating expenses	206,904	172,641	48,461
Directors’ fees	18,000	14,581	8,500
Other expenses	122,706	57,260	27,500
Total Expenses	6,353,378	2,851,918	1,826,422
Operating Income (Loss)	$1,800,439	$223,636	$(99,521)
Other Income (Expense)
Net distributions and dividend income	$13,124	$85,262	$2,325
Net realized and unrealized gain (loss) on trading securities	316,063	2,862,272	(1,769,058)
Net realized and unrealized gain (loss) on other equity securities	2,425,986	6,069,194	(159,495)
Interest expense	(737,381)	(27,409)	(416,137)
Total Other Income (Expense)	2,017,792	8,989,319	(2,342,365)
Income (Loss) before income taxes	3,818,231	9,212,955	(2,441,886)
Taxes
Current tax expense	285,891	10,000	3,855,947
Deferred tax expense (benefit)	735,053	3,455,914	(4,776,090)
Income tax expense (benefit), net	1,020,944	3,465,914	(920,143)
Net Income (Loss)	2,797,287	5,747,041	(1,521,743)
Less: Net Income (Loss) attributable to non-controlling interest	384,534	—	(18,347)
Net Income (Loss) attributable to CORR Stockholders	$2,412,753	$5,747,041	$(1,503,396)
Earnings (Loss) Per Common Share:
Basic and Diluted	$0.10	$0.63	$(0.10)
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	24,141,720	9,176,889	15,564,861
Dividends declared per share	$0.125	$0.110	$0.000
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest
	Shares	Amount	Warrants				Total
Balance at November 30, 2010	9,146,506	$9,147	$1,370,700	$98,444,952	$(4,345,626)	$—	$95,479,173
Net Income	—	—	—	—	2,922,143	—	2,922,143
Distributions to stockholders sourced as return of capital	—	—	—	(3,755,607)	—	—	(3,755,607)
Reinvestment of distributions to stockholders	30,383	30	—	252,212	—	—	252,242
Consolidation of wholly-owned subsidiary	—	—	—	741,181	(5,212,819)	—	(4,471,638)
Balance at November 30, 2011	9,176,889	9,177	1,370,700	95,682,738	(6,636,302)	—	90,426,313
Net Income	—	—	—	—	12,348,721	—	12,348,721
Distributions to stockholders sourced as return of capital	—	—	—	(4,040,273)	—	—	(4,040,273)
Reinvestment of distributions to stockholders	13,778	14	—	121,010	—	—	121,024
Balance at November 30, 2012	9,190,667	9,191	1,370,700	91,763,475	5,712,419	—	98,855,785
Net Loss	—	—	—	—	(1,503,396)	(18,347)	(1,521,743)
Net offering proceeds	14,950,000	14,950	—	83,493,200	—	—	83,508,150
Non-controlling interest contribution	—	—	—	—	—	30,000,000	30,000,000
Balance at December 31, 2012 (Unaudited)	24,140,667	24,141	1,370,700	175,256,675	4,209,023	29,981,653	210,842,192
Net Income	—	—	—	—	2,412,753	384,534	2,797,287
Dividends Paid	—	—	—	(3,017,583)	—	—	(3,017,583)
Reinvestment of dividends paid to stockholders	7,291	7	—	49,134	—	—	49,141
Balance at March 31, 2013 (Unaudited)	24,147,958	$24,148	$1,370,700	$172,288,226	$6,621,776	$30,366,187	$210,671,037
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three-Month Periods Ended		For the One-Month Transition Period Ended December 31, 2012
	March 31, 2013	February 29, 2012
Operating Activities
Net Income (Loss)	$2,797,287	$5,747,041	$(1,521,743)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Distributions received from investment securities	—	1,053,007	—
Deferred income tax, net	735,053	3,455,914	(4,776,090)
Depreciation expense	2,857,036	246,805	499,357
Amortization expense	216,738	30,458	42,826
Realized and unrealized (gain) loss on trading securities	(316,063)	(2,862,272)	1,769,058
Realized and unrealized (gain) loss on other equity securities	(2,425,986)	(6,069,194)	159,495
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(741,371)	(813,036)	647,363
Decrease in lease receivable	—	(711,229)	—
(Increase) decrease in prepaid expenses and other assets	136,042	(292,105)	1,879,222
Increase (decrease) in accounts payable and other accrued liabilities	(349,318)	(107,111)	1,527,789
Increase (decrease) in current income tax liability	(3,647,016)	—	3,855,947
Decrease in unearned income	(711,228)	—	(237,077)
Net cash provided by (used in) operating activities	$(1,448,826)	$(321,722)	$3,846,147
Investing Activities
Proceeds from sale of long-term investment of trading and other equity securities	4,557,379	—	49,131,955
Deferred lease costs	(5,620)	3,076	(914,843)
Purchases of leased asset property	—	(29,722)	(230,559,484)
Purchases of property and equipment	(41,163)	—	(421)
Return of capital on distributions received	314,340	—	—
Net cash provided by (used in) investing activities	$4,824,936	$(26,646)	$(182,342,793)
Financing Activities
Payments on lease obligation	(20,698)	(19,690)	(6,824)
Debt financing costs	(10,999)	—	(1,537,353)
Net offering proceeds	—	—	83,508,150
Debt issuance	—	—	70,000,000
Proceeds from non-controlling interest	—	—	30,000,000
Dividends	(3,017,583)	—	—
Advances on revolving line of credit	139,397	1,045,000	530,000
Repayments on revolving line of credit	—	—	(650,000)
Dividend reinvestment	49,141	—	—
Net cash provided by (used in) financing activities	$(2,860,742)	$1,025,310	$181,843,973
Net Change in Cash and Cash Equivalents	$515,368	$676,942	$3,347,327
Cash and Cash Equivalents at beginning of period	17,680,783	2,793,326	14,333,456
Cash and Cash Equivalents at end of period	$18,196,151	$3,470,268	$17,680,783

Supplemental Disclosure of Cash Flow Information
Interest paid	$531,318	$11,665	$2,765
Income taxes paid	$3,895,800	$96,000	$—
Non-Cash Investing Activities
Security proceeds from sale in long-term investment of other equity securities	$—	$—	$23,046,215
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. ("CorEnergy"), was organized as a Maryland corporation and commenced operations on December 8, 2005. Prior to December 3, 2012, our name was Tortoise Capital Resources Corporation. The Company's shares are listed on the New York Stock Exchange under the symbol “CORR.” As used in this report, the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.

Our assets are generally leased to energy companies via long-term triple net participating leases. The lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order.

Our long-term participating lease structures provide us base rents that are fixed and determinable, with escalators dependent upon increases in the Consumer Price Index. Leases may also include features that allow us to participate in the financial performance and/or value of the energy infrastructure asset.

The assets we own and seek to acquire include pipelines, storage tanks, transmission lines and gathering systems, among others. We intend to acquire assets that are accretive to our shareholders and allow us to become a diversified energy infrastructure real estate investment trust (REIT).
The Company's consolidated financial statements include the Company's direct or indirect wholly-owned subsidiaries. In our December 2012 restructuring, we created taxable REIT subsidiaries to hold our remaining securities portfolio (Corridor Public Holdings, Inc. and its wholly-owned subsidiary Corridor Private Holdings, Inc.) and to hold our operating business (Mowood Corridor, Inc. and its wholly-owned subsidiary, Mowood, LLC ("Mowood"), which is the holding company for Omega Pipeline Company, LLC (“Omega”)). Omega owns and operates a natural gas distribution system in Fort Leonard Wood, Missouri. Omega is responsible for purchasing and coordinating delivery of natural gas to Fort Leonard Wood, as well as performing maintenance and expansion of the pipeline. In addition, Omega provides gas marketing services to local commercial end users. Also consolidated as a wholly-owned subsidiary is Pinedale GP, Inc., owner of the general partner interest in the entity that owns the Pinedale LGS. All significant inter-company balances and transactions have been eliminated in consolidation. The Company's financial statements also present minority interests in the case of entities that are not wholly-owned subsidiaries of the Company.
Change in Fiscal Year End
On February 5, 2013, the Board of Directors of the Company approved a change in the Company's fiscal year end from November 30 to December 31. This change to the calendar year reporting cycle began January 1, 2013. As a result of the change, the Company is reporting a December 2012 fiscal month transition period, which is reported in this Quarterly Report on Form 10-Q for the calendar quarter ending March 31, 2013 and will be in the Company's Annual Report on Form 10-K for the calendar year ending December 31, 2013.
Financial information for the three months ended March 31, 2012 has not been included in this Form 10-Q for the following reasons: (i) the three-month period ended February 29, 2012 provides a meaningful comparison for the three months ended March 31, 2013; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three months ended March 31, 2012 were presented in lieu of results for the three-month period ended February 29, 2012; and (iii) it was not practicable or cost justified to prepare this information.
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period presented.

Operating results for the three-month periods ended March 31, 2013 and February 29, 2012 and for the one-month transition period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2012 filed with the SEC on February 13, 2013.
The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. Note 2 to the Consolidated Financial Statements, included in this report, further details information related to our significant accounting policies.
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
B. Leased Property – The Company includes assets subject to lease arrangements within Leased property, net of accumulated depreciation, in the Consolidated Balance Sheets. Lease payments received are reflected in lease income on the Consolidated Statements of Income, net of amortization of any off market adjustments. Costs in connection with the creation and execution of a lease are capitalized and amortized over the lease term. See Note 4 for further discussion.
C. Cash and Cash Equivalents – The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC insured limits. The Company’s cash equivalents are comprised of short-term, liquid money market instruments.
D. Long-Lived Assets and Intangibles – Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of assets, are capitalized and depreciated over the remaining estimated useful life of the asset.
The Company initially records long-lived assets at their acquisition cost, unless the transaction is accounted for as a business combination. If the transaction is accounted for as a business combination, the Company allocates the purchase price to the acquired tangible and intangible assets and liabilities based on their estimated fair values. The Company determines the fair values of assets and liabilities based on discounted cash flow models using current market assumptions, appraisals, recent transactions involving similar assets or liabilities and/or other objective evidence, and depreciates tow he asset values over the estimated remaining useful lives.
The Company may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and the Company may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, the Company will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense.The Company periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. No impairment write-downs were recognized during the three-month period ended March 31, 2013 and February 29, 2012 or for the one-month transition period ended December 31, 2012.
Costs in connection with the direct acquisition of a new asset are capitalized as a component of the purchase price and depreciated over the life of the asset. See Note 4 for further discussion.

E. Investment Securities – The Company’s investments in securities are classified as either trading or other equity securities:

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

•
Realized and unrealized gains and losses on trading securities and other equity securities – Changes in the fair values of the Company’s securities during the period reported and the gains or losses realized upon sale of securities during the period are reflected as other income or expense within the accompanying Consolidated Statements of Income.

F. Security Transactions and Fair Value – Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis.
For equity securities that are freely tradable and listed on a securities exchange or over-the-counter market, the Company values those securities at their last sale price on that exchange or over-the-counter market on the valuation date. If the security is listed on more than one exchange, the Company will use the price from the exchange that it considers to be the principal, which may not necessarily represent the last sale price. If there has been no sale on such exchange or over-the-counter market on such day, the security will be valued at the mean between the last bid price and last ask price on such day.

The major components of net realized and unrealized gain or loss on trading securities for the three-month periods ended March 31, 2013 and February 29, 2012 and for the one-month transition period ended December 31, 2012 are as follows:

Major Components of Net Realized and Unrealized Gain (Loss) on Trading Securities
	For the Three Months Ended		For the One-Month Transition Period Ended
	March 31, 2013	February 29, 2012	December 31, 2012
Net unrealized gain on trading securities	$751,004	$—	$4,663,211
Net realized gain (loss) on trading securities	(434,941)	2,862,272	(6,432,269)
Total net realized and unrealized gain (loss) on trading securities	$316,063	$2,862,272	$(1,769,058)
The Company holds investments in illiquid securities including debt and equity securities of privately-held companies. These investments generally are subject to restrictions on resale, have no established trading market and are valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.
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

The Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments. An independent valuation firm has been engaged by the Company to provide independent, third-party valuation consulting services based on procedures that the Company has identified and may ask them to perform from time to time on all or a selection of private investments as determined by the Company. The multi-step valuation process is specific to the level of assurance that the Company requests from the independent valuation firm. For positive assurance, the process is as follows:

•	The independent valuation firm prepares the valuations and the supporting analysis.

•	The Investment Committee of the Adviser reviews the valuations and supporting analysis, prior to approving the valuations.
G. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At March 31, 2013, Management determined that an allowance for doubtful accounts related to our leases was not required. Lease payments by our tenants, as discussed within Note 4, have remained timely and without lapse.
H. Derivative Instruments and Hedging Activities - FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Accordingly, the Company's derivative liabilities are presented on a gross basis.
As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
FASB ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.. In accordance with ASC 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
I. Fair Value Measurements - Various inputs are used in determining the fair value of the Company’s assets and liabilities. These inputs are summarized in the three broad levels listed below:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The following section describes the valuation methodologies used by the Company for estimating fair value for financial instruments not recorded at fair value, but fair value is included for disclosure purposes only, as required under disclosure guidance related to the fair value of financial instruments.

•	Cash and Cash Equivalents — The carrying value of cash, amounts due from banks, federal funds sold and securities purchased under resale agreements approximates fair value.

•
Escrow Receivable — The escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, is anticipated to be released upon satisfaction of certain post-closing obligations and/or the expiration of certain time periods (the shortest of which was to be 14 months from the April 2011 closing date of the sale). The fair value of the escrow receivable reflects a discount for the potential that the full amount due to the Company will not be realized. No clear agreement has been reached as to the remaining escrow balance and Management anticipates that it may take more than a year to satisfy other post-closing obligations, prior to receiving the approximately $699 thousand escrow balance remaining.

•
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future debt service requirements by a rate equal to the Company’s current expected rate for an equivalent transaction.

•	Line of Credit — The carrying value of the line of credit approximates the fair value due to its short term nature.
J. Revenue Recognition – Specific recognition policies for the Company’s revenue items are as follows:

•
Sales Revenue – Revenues related to natural gas distribution and performance of management services are recognized in accordance with GAAP upon delivery of natural gas and upon the substantial performance of management and supervision services related to the expansion of the natural gas distribution system. Omega, acting as a principal, provides for transportation services and natural gas supply for its customers on a firm basis. In addition, Omega is paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system. Omega is responsible for the coordination, supervision and quality of the expansions while actual construction is generally performed by third party contractors. Revenues from expansion efforts are recognized in accordance with GAAP using either a completed contract or percentage of completion method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues.

•
Lease Revenue – Income related to the Company’s leased property is recognized on a straight-line basis over the term of the lease when collectibility is reasonably assured. Rental payments on the Pinedale LGS leased property are typically received on a monthly basis. Prior to November 1, 2012 rental payments on the EIP leased property were typically received on a semi-annual basis and were included as lease revenue within the accompanying Consolidated Statements of Income. Upon the November 1, 2012 execution of the Purchase Agreement related to the EIP leased property (the "Purchase Agreement"), rental payments on the leased property are to be received in advance and are classified as unearned income and included in liabilities within the Consolidated Balance Sheets. Unearned income is amortized ratably over the lease period as revenue recognition criteria are met.

K. Cost of Sales – Included in the Company’s cost of sales are the amounts paid for gas and propane, along with related transportation, which are delivered to customers, as well as the cost of material and labor related to the expansion of the natural gas distribution system.
L. Asset Acquisition Expenses – Costs in connection with the research of real property acquisitions are expensed as incurred until determination that the acquisition of the real property is probable. Upon the determination, costs in connection with the acquisition of the property are capitalized as described in paragraph (D) above.

M. Offering Costs – Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.
N. Debt Issuance Costs – Costs in connection with the issuance of new debt are capitalized and amortized over the debt term. See Note 11 for further discussion.
O. Distributions to Stockholders – The amount of any quarterly distributions to stockholders will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date.
P. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

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

Q. Federal and State Income Taxation – We intend to elect to be treated as a REIT for federal income tax purposes (which we refer to as the “REIT Conversion”) for the calendar and tax year ended December 31, 2013. We anticipate that the Company will satisfy the annual income test and the quarterly assets tests necessary for us to qualify and elect to be taxed as a REIT for 2013. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, during the fourth quarter of 2012 we contributed those assets into wholly-owned Taxable REIT Subsidiaries ("TRSs"). This was done in 2012 in order to limit the potential that such assets and income would prevent us from qualifying as a REIT for 2013. Due to the REIT Conversion, we changed our fiscal year end from November 30 to December 31. As a result, the financial statements presented in this Form 10-Q include two periods, a one-month transition period ended December 31, 2012 and a three-month period ended March 31, 2013.
As to the one-month transition period ended December 31, 2012, the Company is treated as a C corporation and is obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax. For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 will be 20 percent.
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Due to the restructuring in December 2012, it is expected that for the three-month period ended March 31, 2013 and future periods, any deferred tax liability or asset will be related entirely to the assets and activities of the Company's TRSs.
In 2013, the Company intends to be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT has accumulated C corporation earnings and profits from the periods prior to 2013, we will distribute such earnings and profits in 2013, which will be treated as QDI.
The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more wholly-owned taxable REIT subsidiaries. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. Our use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, we may elect to reorganize and transfer certain assets or operations from our TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries.
If we fail to qualify to be a REIT for 2013, the Company, as a C corporation, would be obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.
R. Recent Accounting Pronouncements – In June 2011, the FASB issued ASU No. 2011-05 "Presentation of Comprehensive Income". ASU No. 2011-05 amends FASB ASC Topic 220, Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-05 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. Management has adopted this amendment and this did not have a material impact on the Company's consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11 "Disclosure about Offsetting Assets and Liabilities". ASU No. 2011-11 amends FASB ASC Topic 210, Balance Sheet, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-11 is effective for fiscal years beginning after January 1, 2013 and for interim periods within those fiscal years. Management has adopted this amendment and this did not have a material impact on the Company's consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". ASU No. 2011-12 amends FASB ASC Topic 220, Presentation of Comprehensive Income, to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU No. 2011-12 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. Management has adopted this amendment and this did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". ASU No. 2013-02 amends FASB ASC Topic 220, Presentation of Comprehensive Income, to improve the reporting reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Management has adopted this amendment and this did not have a material impact on the Company's consolidated financial statements.
3. LEASED PROPERTIES
Pinedale LGS
On December 20, 2012, our subsidiary, Pinedale Corridor, LP ("Pinedale LP"), closed on a Purchase and Sale Agreement with an indirect wholly-owned subsidiary of Ultra Petroleum Corp. ("Ultra Petroleum"). Pinedale LP acquired a system of gathering, storage, and pipeline facilities (the "Liquids Gathering System" or "Pinedale LGS"), with associated real property rights in the Pinedale Anticline in Wyoming (the "Acquisition") for $205 million in cash and certain investment securities having an approximate market value of $23 million. The asset purchase price was funded in part by the issuance of 13 million shares of common stock with net proceeds of $73.6 million after the underwriters discount.
Physical Assets
Construction of the Pinedale LGS was completed by Ultra Petroleum in 2010. It consists of more than 150 miles of pipelines with 107 receipt points and four above-ground central gathering facilities. The system is used by Ultra Petroleum as a method of separating water, condensate and associated flash gas from a unified stream and subsequently selling or treating and disposing of the separated products. Prior to entering the Pinedale LGS, a commingled hydrocarbon stream is separated into wellhead natural gas and a liquids stream. The wellhead natural gas is transported to market by a third party. The remaining liquids, primarily water, are transported by the LGS to one of its four central gathering facilities where they pass through a three-phase separator which separates condensate, water and associated natural gas. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and the natural gas is sold or otherwise used by Ultra Petroleum for fueling on-site operational equipment. To date, no major operational issues have been reported with respect to the Pinedale LGS.
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for the three month period ended March 31, 2013, and for the one-month transition period ended December 31, 2012 was $2.2 million and $286 thousand, respectively.
See Note 4 for further information regarding the Pinedale Lease Agreement.
Non-Controlling Interest Partner
Prudential Financial, Inc. ("Prudential") funded a portion of the Acquisition by investing $30 million in cash in Pinedale LP. Pinedale GP, a wholly-owned subsidiary of CorEnergy, funded a portion of the Acquisition by contributing approximately $108.3 million in cash and certain equity securities to Pinedale LP. Those investments were made on December 20, 2012. Prudential holds a limited partner interest in Pinedale LP, and Pinedale GP holds a general partner interest. Prudential holds 18.95 percent of the economic interest in Pinedale LP, while Pinedale GP holds the remaining 81.05 percent of the economic interest.
Debt
On December 20, 2012, Pinedale LP borrowed $70 million pursuant to a secured term credit facility with KeyBank National Association ("KeyBank") serving as a lender and the administrative agent on behalf of other lenders participating in the credit facility. The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility is secured by the LGS. See Note 11 for further information regarding the credit facility.
Eastern Interconnect Project (EIP)
Physical Assets
The EIP transmission assets move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components. Originally, the assets were depreciated for book purposes over an estimated useful life of 20 years.
The amount of depreciation of leased property reflected during the three-month periods ended March 31, 2013 and February 29, 2012 and for the one-month transition period ended December 31, 2012 was $570 thousand, $177 thousand and $190 thousand, respectively. The March 31, 2013 and the December 31, 2012 amounts include three months and one month of incremental depreciation of approximately $393 thousand and $131 thousand, respectively.
See Note 4 for further information regarding the PNM Lease Agreement.
Debt
The Company assumed a note with an outstanding principal balance of $3.4 million. The debt was collateralized by the EIP transmission assets. The note, which accrued interest at an annual rate of 10.25 percent, and had principal and interest payments due on a semi-annual basis, was paid in full on October 1, 2012.

4. LEASES
As of March 31, 2013 and December 31, 2012 the Company had two significant leases. The table below displays the impact of each lease on total leased properties and total lease revenues for the periods presented.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of March 31, 2013	As of December 31, 2012	For the Three Months Ended March 31, 2013	For the One-Month Transition Period Ended December 31, 2012
Pinedale LGS	94.2%	94.2%	88.7%	75.2%
Public Service of New Mexico	5.8%	5.8%	11.3%	24.8%
Pinedale LGS
Pinedale LP entered into a long-term triple net Lease Agreement on December 20, 2012, relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”) with Ultra Wyoming LGS, LLC, another indirect wholly-owned subsidiary of Ultra Petroleum (“Ultra Newco”). Ultra Newco will utilize the Pinedale LGS to gather and transport a commingled stream of oil, natural gas and water, then further utilize the Pinedale LGS to separate this stream into its separate components. Ultra Newco's obligations under the Pinedale Lease Agreement will be guaranteed by Ultra Petroleum and Ultra Petroleum's operating subsidiary, Ultra Resources, Inc. (“Ultra Resources”), pursuant to the terms of a Parent Guaranty (the “Guaranty”). Annual rent for the initial term under the Pinedale Lease Agreement will be a minimum of $20 million (as adjusted annually for changes based on the Consumer Price Index (“CPI”), subject to annual maximum adjustments of 2 percent) and a maximum of $27.5 million, with the exact rental amount determined by the actual volume of the components handled by the Pinedale LGS, subject to Pinedale LP not being in default under the Pinedale Lease Agreement.
As of March 31, 2013, approximately $903 thousand of net deferred lease costs were included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15 year life of the new Pinedale LGS lease and were included in Amortization expense within the Consolidated Income Statement. Approximately $2.5 million in asset acquisition costs related to the Pinedale LGS acquisition is included in Leased Property within the Consolidated Balance Sheet. The asset acquisition costs will be depreciated over the anticipated 26 year life of the newly acquired asset and will be included in Depreciation expense within the Consolidated Income Statement.

The assets which comprise the LGS include real property and land rights to which the purchase consideration was allocated based on relative fair values and equaled $122.3 million and $105.7 million, respectively.   The land rights are being amortized over the life of the related land lease and amortization expense is expected to be approximately $8.8 million for each of the next five years.
In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward.
Ultra Petroleum is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "1934 Act") and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason not to believe the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. Summary Consolidated Balance Sheets and Consolidated Statements of Income for Ultra Petroleum are provided below.

Ultra Petroleum Summary Consolidated Balance Sheets (Unaudited) (in thousands)
	March 31, 2013	December 31, 2012
Current assets	$129,063	$125,848
Non-current assets	1,906,320	1,881,497
Total Assets	$2,035,383	$2,007,345

Current liabilities	422,094	514,092
Non-current liabilities	2,175,481	2,071,120
Total Liabilities	$2,597,575	$2,585,212

Shareholder's equity (deficit)	(562,192)	(577,867)
Total Liabilities and Shareholder's Equity	$2,035,383	$2,007,345

Ultra Petroleum Summary Consolidated Statements of Income (Unaudited) (in thousands)
	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenues	$225,626	$226,143
Expenses	139,994	193,539
Operating Income	85,632	32,604
Other Income (Expense), net	(67,831)	97,147
Income before income tax provision	17,801	129,751
Income tax provision	1,368	45,489
Net Income	$16,433	$84,262

Public Service Company of New Mexico ("PNM")
EIP is leased on a triple net basis through April 1, 2015 (the "PNM Lease Agreement") to PNM, an independent electric utility company serving approximately 500 thousand customers in New Mexico. PNM is a subsidiary of PNM Resources Inc. (NYSE: PNM) ("PNM Resources"). Per the PNM Lease Agreement, at the time of expiration of the PNM Lease Agreement, the Company could choose to renew the PNM Lease Agreement with the lessee, the lessee could offer to repurchase the EIP, or the PNM Lease Agreement could be allowed to expire and the Company could find another lessee. Under the terms of the PNM Lease Agreement, the Company was to receive semi-annual lease payments.
At the time of acquisition, the rate of the PNM Lease Agreement was determined to be above market rates for similar leased assets and the Company recorded an intangible asset of $1.1 million for this premium which is being amortized as a reduction to lease revenue over the remaining lease term. See Note 10 below for further information as to the intangible asset.
Upon the execution of the Purchase Agreement on November 1, 2012, the schedule of the rental payments under the Lease Agreement was changed so that the last scheduled semi-annual lease payment was received by the Company on October 1, 2012. In accordance with the Purchase Agreement, PNM's remaining basic rent payments due to the Company were accelerated. The semi-annual payments of approximately $1.4 million that were originally scheduled to be due on April 1, and October 1, 2013, respectively, were received by the Company on November 1, 2012. Therefore, as of March 31, 2013, November 30, 2012 and December 31, 2012, PNM had paid $1.4 million, $2.4 million and $2.1 million in future minimum rental payments in advance. The amount is reported as an unearned income liability within the Consolidated Balance Sheets.
In view of the fact that the PNM leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, have a considerable impact on the results of operation.
On November 1, 2012 the Company entered into the definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP upon termination of the Lease Agreement on April 1, 2015 for $7.68 million. Per the Purchase

Agreement, PNM also accelerated its remaining lease payments to the Company. Both lease payments due in 2013 were paid to the Company upon execution of the Purchase Agreement on November 1, 2012. In addition, per the Purchase Agreement, PNM paid $100 thousand during the fourth quarter to compensate the Company for legal costs resulting from its filings with the Federal Energy Regulatory Commission ("FERC"). The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015 will be paid in full on January 1, 2014.
The Company reevaluated the residual value used to calculate its depreciation of the EIP, and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expenses beginning in November of 2012 through the expiration of the lease in April 2015. The incremental depreciation amounts to approximately $393 thousand per quarter.
PNM Resources is currently subject to the reporting requirements of the 1934 Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of PNM Resources can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason not to believe the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way, form a part of this filing.

The future contracted minimum rental receipts for all net leases as of March 31, 2013 are as follows:

Future Minimum Lease Rentals
Years Ending December 31,	Amount
2013	$15,000,000
2014	24,267,371
2015	20,000,000
2016	20,000,000
2017	20,000,000
Thereafter	199,354,839
Total	$298,622,210
5. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of March 31, 2013,
November 30, 2012 and December 31, 2012 are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2013	November 30, 2012	December 31, 2012
Deferred Tax Assets:
Organization costs	$—	$(17,668)	$(27,188)
Net operating loss carryforwards	—	(6,411,230)	—
Net unrealized loss on investment securities	—	—	(143,822)
Cost recovery of leased assets	—	(36,443)	—
Asset acquisition costs	—	(134,415)	(158,535)
AMT and State of Kansas credit	—	(196,197)	—
Sub-total	$—	$(6,795,953)	$(329,545)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$2,090,696	$11,655,817	$2,675,142
Net unrealized gain on investment securities	1,040,400	2,312,269	—
Cost recovery of leased assets	—	—	50,446
Sub-total	3,131,096	13,968,086	2,725,588
Total net deferred tax liability	$3,131,096	$7,172,133	$2,396,043

For the period ended March 31, 2013, all deferred tax liability presented above relates to assets held in the Company's Taxable REIT Subsidiaries. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of March 31, 2013, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.
Total income tax expense differs from the amount computed by applying the federal statutory income tax rates of 35 percent for the three-month periods ended March 31, 2013, February 29, 2012 and for the one-month transition period ended December 31, 2012 to income (loss) from operations and other income (expense) for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three-Month Periods Ended		For the One-Month Transition Period Ended December 31, 2012
	March 31, 2013	February 29, 2012
Application of statutory income tax rate	$1,201,795	$3,224,535	$(848,239)
State income taxes, net of federal tax benefit	62,270	241,379	(64,771)
Dividends received deduction	—	—	(7,133)
Income of Real Estate Investment Trust	(243,121)	—	—
Total income tax expense (benefit)	$1,020,944	$3,465,914	$(920,143)
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate, which was approximately 2.26 percent for the periods presented above. The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more Taxable REIT Subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. For the period ended March 31, 2013, all of the income tax expense presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three-Month Periods Ended		For the One-Month Transition Period Ended December 31, 2012
	March 31, 2013	February 29, 2012
Current tax expense
Federal	$268,205	$—	$3,610,165
State (net of federal tax benefit)	17,686	—	245,782
AMT expense	—	10,000	—
Total current tax expense	285,891	10,000	3,855,947
Deferred tax expense (benefit)
Federal	690,468	3,215,230	(4,465,104)
State (net of federal tax benefit)	44,585	240,684	(310,986)
Total deferred tax expense (benefit)	735,053	3,455,914	(4,776,090)
Total income tax expense (benefit)	$1,020,944	$3,465,914	$(920,143)
As of November 30, 2012, the Company had a net operating loss for federal income tax purposes of approximately $17.2 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $8 thousand, $4.0 million , $3.4 million , $24 thousand and $9.8 million in the years ending November 30, 2028, 2029, 2030, 2031 and 2032 respectively. In the period ending December 31, 2012, all Net Operating Losses of the Company were utilized to reduce the Company's current tax liability. No Net Operating Losses remain at March 31, 2013. As of November 30, 2012, an alternative minimum tax credit of $194 thousand was available, which was fully utilized as of December 31, 2012.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	March 31, 2013	November 30, 2012	December 31, 2012
Aggregate cost for federal income tax purposes	$19,734,837	$41,995,195	$22,007,069
Gross unrealized appreciation	2,161,017	33,892,176	2,018,455
Gross unrealized depreciation	—	(801,340)	—
Net unrealized appreciation	$2,161,017	$33,090,836	$2,018,455
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	March 31, 2013	November 30, 2012	December 31, 2012
Natural gas pipeline	$5,215,424	$5,215,424	$5,215,424
Vehicles and trailers	125,117	110,782	110,783
Computers	14,548	14,018	14,439
Gross property and equipment	5,355,089	5,340,224	5,340,646
Less: accumulated depreciation	(1,825,253)	(1,751,202)	(1,774,616)
Net property and equipment	$3,529,836	$3,589,022	$3,566,030

The amounts of depreciation of property and equipment recognized for the three-month periods ended March 31, 2013 and February 29, 2012 and for the one-month transition period ended December 31, 2012 were $71 thousand, $70 thousand, and $23 thousand, respectively.
7. CONCENTRATIONS
The Company has historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of March 31, 2013, investments in securities of energy infrastructure companies represented approximately 7.56 percent of the Company’s total assets. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT qualified.
Mowood, the Company’s wholly-owned subsidiary, has a ten-year contract, expiring in 2015, with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. Revenue related to the DOD contract accounted for 89 percent, 82 percent, and 84 percent of sales revenue for the three-month periods ended March 31, 2013 and February 29, 2012, and for the one-month transition period ended December 31, 2012, respectively. Mowood, through its wholly-owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 89 percent, 87 percent, and 79 percent of the consolidated accounts receivable balances at March 31, 2013, February 29, 2012 and December 31, 2012, respectively.
Mowood’s contracts for its supply of natural gas are concentrated among select providers. Payments to its largest supplier of natural gas accounted for 73 percent, 87 percent, and 91 percent of cost of sales for the three-month periods ended March 31, 2013 and February 29, 2012 and for the one-month transition period ended December 31, 2012, respectively.
8. MANAGEMENT AGREEMENT
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
During the fourth quarter of 2012, Corridor assumed the Company’s Administrative Agreement, retroactive to August 7, 2012. Tortoise Capital Advisors, L.L.C. (“TCA”) served as the Company’s administrator until that date. The Company pays the administrator a fee equal to an annual rate of 0.04 percent of aggregate average daily managed assets, with a minimum annual fee of $30 thousand.
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
U.S. Bancorp Fund Services, LLC serves as the Company’s fund accounting services provider. The Company pays the provider a monthly fee computed at an annual rate of $24 thousand on the first $50 million of the Company’s Net Assets, 0.0125 percent on the next $200 million of Net Assets, 0.0075 percent on the next $250 million of Net Assets and 0.0025 percent on the balance of the Company’s Net Assets.
9. FAIR VALUE OF OTHER SECURITIES
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of March 31, 2013, November 30, 2012 and December 31, 2012. These assets and liabilities are measured on a recurring basis.

March 31, 2013
		Fair Value
	March 31, 2013	Level 1	Level 2	Level 3
Investments:
Trading securities	$—	$—	$—	$—
Other equity securities	21,895,854	—	—	21,895,854
Total Assets	$21,895,854	$—	$—	$21,895,854

November 30, 2012
	November 30, 2012	Fair Value
		Level 1	Level 2	Level 3
Assets:
Trading securities	$55,219,411	$27,480,191	$27,739,220	$—
Other equity securities	19,866,621	—	—	19,866,621
Total Assets	$75,086,032	$27,480,191	$27,739,220	$19,866,621

December 31, 2012
	December 31, 2012	Fair Value
		Level 1	Level 2	Level 3
Assets:
Trading securities	$4,318,398	$4,318,398	$—	$—
Other equity securities	19,707,126	—	—	19,707,126
Total Assets	$24,025,524	$4,318,398	$—	$19,707,126

The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the three-month periods ended March 31, 2013 and February 29, 2012 and for the one-month transition period ended December 31, 2012 are as follows:

	For the Three-Month Periods Ended		For the One-Month Transition Period Ended December 31, 2012
	March 31, 2013	February 29, 2012
Fair value beginning balance	$19,707,126	$41,856,730	$19,866,621
Total realized and unrealized gains (losses) included in net income	2,425,986	6,069,194	(159,495)
Return of capital adjustments impacting cost basis of securities	(237,258)	(656,195)	—
Fair value ending balance	$21,895,854	$47,269,729	$19,707,126
Changes in unrealized gains (losses), included in net income, relating to securities still held (1)	$2,425,986	$6,069,194	$(159,495)
(1) Located in Net realized and unrealized gain (loss) on other equity securities in the Statements of Income
As of February 29, 2012, the Company’s other equity securities, which represented equity interests in private companies, and were classified as Level 3 assets, included High Sierra Energy, LP. On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively “NGL”) acquired High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively “High Sierra”) pursuant to which NGL, a New York Stock Exchange listed company, paid to the limited partners of High Sierra approximately $9.4 million in cash and approximately 1.2 million newly issued units of NGL. A realized gain of $15.8 million was recognized during the third quarter of 2012 upon the sale. These NGL units are classified as a Level 2 Trading security above as of November 30, 2012.
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three-month periods ended March 31, 2013 and February 29, 2012, respectively. For the one-month transition period ended December 31, 2012 there were transfers out of Level 2 assets in the amount of $4.32 million, which represents the value of the Company's equity interest in NGL. There were no transfers between Level 1 and Level 3 for the one-month transition period ended December 31, 2012.
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
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Valuation of these investments is determined by weighting various valuation metrics for each security. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. See Note 2, Significant Accounting Policies.
The Company’s investments in private companies are typically valued using one of or a combination of the following valuation techniques: (i) analysis of valuations for publicly traded companies in a similar line of business (“public company analysis”), (ii) analysis of valuations for comparable M&A transactions (“M&A analysis”) and (iii) discounted cash flow analysis. The table entitled “Quantitative Table for Valuation Techniques” outlines the valuation technique(s) used for each asset category.
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
The discounted cash flow ("DCF") analysis is used to estimate the equity value for the portfolio company based on estimated DCF of such portfolio company. Such cash flows include an estimate of terminal value for the portfolio company. A present value of these cash flows is determined by using estimated discount rates (based on the Company’s estimate for weighted average cost of capital for such portfolio company).
Under all of these valuation techniques, the Company estimates operating results of its portfolio companies (including EBITDA). These estimates utilize unobservable inputs such as historical operating results, which may be unaudited, and projected operating results, which will be based on expected operating assumptions for such portfolio company. The Company also consults with management of the portfolio companies to develop these financial projections. These estimates will be sensitive to changes in assumptions specific to such portfolio company as well as general assumptions for the industry. Other unobservable inputs utilized in the valuation techniques outlined above include: possible discounts for lack of marketability, selection of publicly-traded companies, selection of similar M&A transactions, selected ranges for valuation multiples, selected range of yields and expected required rates of return and weighted average cost of capital. The various inputs will be weighted as appropriate, and other factors may be weighted into the valuation, including recent capital transactions of the Company.
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
The following table summarizes the significant unobservable inputs that the Company uses to value its portfolio investments categorized as Level 3 as of March 31, 2013.
Quantitative Table for Valuation Techniques

Significant Unobservable Inputs Used To Value Portfolio Investments
			Unobservable Inputs	Range		Weighted Average
Assets at Fair Value	Fair Value	Valuation Technique		Low	High
Other equity securities, at fair value	$21,895,854	Public company historical EBITDA analysis	Historical EBITDA Valuation Multiples	9.0x	12.3x	10.7x
		Public company projected EBITDA analysis	Projected EBITDA Valuation Multiples	8.8x	11.4x	10.1x
		M&A company analysis	EV/LTM 2012 EBITDA	9.0x	10.3x	9.7x
		Discounted cash flow	Weighted Average Cost of Capital	9.5%	14.0%	11.8%

As of March 31, 2013, December 31, 2012 and November 30, 2012, the Company held a 6.7% equity interest in Lightfoot Capital Partners LP and an 11.1% equity interest in VantaCore Partners LP.

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

Escrow Receivable — The escrow receivable due the Company, which relates to the sale of International Resource Partners, LP, is anticipated to be released upon satisfaction of certain post-closing obligations and/or the expiration of certain time periods (the shortest of which was to be 14 months from the April 2011 closing date of the sale). The fair value of the escrow receivable reflects a discount for the potential that the full amount due to the Company will not be realized. No clear agreement has been reached as to the remaining escrow balance and Management anticipates that it may take more than a year to satisfy other post-closing obligations, prior to receiving the approximately $699 thousand escrow balance remaining.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the Company’s current expected rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2013		November 30, 2012		December 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$18,196,151	$18,196,151	$14,333,456	$14,333,456	$17,680,783	$17,680,783
Escrow receivable	Level 2	$698,729	$698,729	$698,729	$698,729	$698,729	$698,729
Financial Liabilities:
Long-term debt	Level 2	$70,000,000	$70,000,000	$—	$—	$70,000,000	$70,000,000
Line of credit	Level 1	$139,397	$139,397	$120,000	$120,000	$—	$—
10. INTANGIBLES
The Company has recorded an intangible lease asset, related to the PNM lease, for the fair value of the amount by which the remaining contractual lease payments exceed market lease rates at the time of acquisition. The intangible lease asset is being amortized on a straight-line basis over the life of the lease term, which expires on April 1, 2015. Amortization of the intangible lease asset is reflected in the accompanying Consolidated Statements of Income as a reduction to lease income.

Intangible Lease Asset
	March 31, 2013	November 30, 2012	December 31, 2012
Intangible lease asset	$1,094,771	$1,094,771	$1,094,771
Accumulated amortization	(510,893)	(413,580)	(437,908)
Net intangible lease asset	$583,878	$681,191	$656,863

Remaining Estimated Amortization On Intangibles
Year ending December 31,	Amount
2013	$218,954
2014	291,939
2015	72,985
Total	$583,878
11. CREDIT FACILITIES
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Funding of the credit facility was conditioned on our contribution of the proceeds of the stock issuance to Pinedale LP and the receipt by Pinedale LP of the $30 million co-investment funds from Prudential. Outstanding balances under the credit facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent. The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest quarterly and is further obligated to pay monthly, beginning March 7, 2014, 0.42 percent of the amount outstanding on the loan on March 1, 2014. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. As of March 31, 2013, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.

As of March 31, 2013 and December 31, 2012 approximately $1.5 million in debt issuance costs are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated three-year term of the newly acquired debt and are included in interest expense within the accompanying Consolidated Statements of Income.
We have executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. See Note 12 for further information regarding interest rate swap derivatives.
On October 29, 2010, Mowood entered into a Revolving Note Payable Agreement (“Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1.3 million. The Note Payable Agreement was amended and restated on October 29, 2011 and was again amended and restated on October 29, 2012. Borrowings on the Note Payable are secured by all of Mowood’s assets. Interest accrues at LIBOR, plus 4 percent (4.20 percent at March 31, 2013), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 29, 2013. As of March 31, 2013 the outstanding borrowings under this Note Payable Agreement totaled approximately $139 thousand. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the Note Payable Agreement as of March 31, 2013.
On November 30, 2011, the Company entered into a 180-day rolling evergreen Margin Loan Facility Agreement (“Margin Loan Agreement”) with Bank of America, N.A. The terms of the Margin Loan Agreement provide for a $10 million facility that is secured by certain of the Company’s assets. Outstanding balances generally will accrue interest at a variable rate equal to one-month LIBOR plus 0.75 percent and unused portions of the facility will accrue a fee equal to an annual rate of 0.25 percent. In December of 2012, the assets which secured this facility were sold, and as a result, this Margin Loan Agreement was terminated effective December 20, 2012.
12. INTEREST RATE HEDGE SWAPS
Derivative financial instruments
Currently, the Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves.
To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the FASB's fair value measurement guidance in ASC 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives. There were no outstanding derivative financial instruments as of November 30, 2012.

Derivative Financial Instruments Measured At Fair Value on a Recurring Basis
	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
		March 31, 2013
Prepaid expenses and other assets	Assets	$—	$—	$—
Accounts payable and other accrued liabilities	Liabilities	$—	$266,880	$—

		December 31, 2012
Prepaid expenses and other assets	Assets	$—	$—	$—
Accounts payable and other accrued liabilities	Liabilities	$—	$316,756	$—

Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's investments and borrowings.
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. As of March 31, 2013, the Company has elected not to designate its derivatives in hedging relationships. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of $3 thousand and $317 thousand for the quarter ended March 31, 2013 and the one-month transition period ended December 31, 2012, respectively.
There were no outstanding derivatives as of November 30, 2012. As of March 31, 2013, and December 31, 2012 the Company had the following outstanding derivatives, none of which were designated as hedges in qualifying hedging relationships:

Outstanding Derivatives Not Designated as Hedges in a Qualifying Hedging Relationship
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The table below presents the effect of the Company's derivative financial instruments on the Income Statement for the quarters ended March 31, 2013 and February 29, 2012, and for the one-month transition period ended December 31, 2012.

Effect of Derivative Financial Instruments on Income Statement
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative *
		For the Three Months Ended		For the One-Month Transition Period Ended December 31, 2012
		March 31, 2013	February 29, 2012
Interest rate contracts	Interest Expense	$(3,350)	$—	$(316,756)
* The gain or (loss) recognized in income on derivatives includes changes in fair value of the derivatives as well as the periodic cash settlements and interest accruals for derivatives not designated as hedging instruments

Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.
As of March 31, 2013, the fair value of derivatives in a net liability position, which includes an adjustment for nonperformance risk but excludes any accrued interest, related to these agreements was $267 thousand. As of March 31, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value of $267 thousand.
13. CORENERGY HISTORICAL FINANCIALS

Summary Balance Sheets and Statements of Income for the one-month transition periods ending December 31, 2012 and December 31, 2011 are presented below for comparative purposes. For further information please refer to the section with Management's Discussion and Analysis.

CorEnergy Historical Summary Consolidated Balance Sheets
	December 31, 2012 (Unaudited)	December 31, 2011 (Unaudited)
Current assets	$19,202,432	$5,307,970
Non-current assets	274,459,553	90,623,108
Total Assets	$293,661,985	$95,931,078

Current liabilities	$8,290,065	$1,552,281
Non-current liabilities	74,529,728	2,894,200
Total Liabilities	82,819,793	4,446,481
Shareholder's equity	210,842,192	91,484,597
Total Liabilities and Shareholder's Equity	$293,661,985	$95,931,078

CorEnergy Historical Summary Consolidated Statements of Income
	For the One- Month Transition Period Ended December 31, 2012 (Unaudited)	For the One- Month Transition Period Ended December 31, 2011 (Unaudited)
Revenues	$1,726,901	$1,079,612
Expenses	1,826,422	993,919
Operating Income (Loss)	(99,521)	85,693
Other Income (Expense), net	(2,342,365)	1,601,084
Income (Loss) before income tax benefit (provision)	(2,441,886)	1,686,777
Income tax benefit (provision)	920,143	(628,493)
Net Income (Loss)	(1,521,743)	1,058,284
Less: Net Income (Loss) attributable to non-controlling interest	(18,347)	—
Net Income (Loss) attributable to CORR Stockholders	$(1,503,396)	$1,058,284

14. WARRANTS
At March 31, 2013 and February 29, 2012, the Company had 945,594 warrants issued and outstanding. The warrants were issued to stockholders that invested in the Company’s initial private placements and became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. As of November 30, 2012, each warrant entitles the holder to purchase one common share at the exercise price of $11.41 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants have no voting rights until such common shares are received upon exercise of the warrants. All warrants expire on February 6, 2014.
15. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Earnings Per Share
	For the Three-Month Periods Ended		For the One-Month Transition Period Ended December 31, 2012
	March 31, 2013	February 29, 2012
Net income attributable to CORR Stockholders	$2,412,753	$5,747,041	$(1,503,396)
Basic and diluted weighted average shares (1)	24,141,720	9,176,889	15,564,861
Basic and diluted earnings per share attributable to CORR Stockholders	$0.10	$0.63	$(0.10)

(1)
Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

The decrease in earnings per share for the three-month period ended March 31, 2013 as compared to the three-month period ended February 29, 2012 reflects the overall change in the business structure as the Company transitions out of securities-based transactions and into ownership and leasing of real property assets. Additionally, 14,950,000 shares were issued in the one-month transition period ended December 31, 2012.

16. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility is three years with the option for a one-year extension. Outstanding balances under the revolving credit facility will accrue interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements included or incorporated by reference in this Quarterly Report on Form 10-Q may be deemed “forward looking statements” within the meaning of the federal securities laws. In many cases, these forward looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” or similar expressions. Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this report.
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2012, such known risks and uncertainties include, without limitation:

•	the ability of our tenants to make payments under their respective leases, our reliance on certain major tenants and our ability to re-lease properties that become vacant;

•	our ability to obtain suitable tenants for our properties;

•	changes in general economic conditions;

•	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;

•	our ability to sell properties at an attractive price;

•	our ability to repay debt financing obligations;

•	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;

•	the loss of any member of our management team;

•	our ability to comply with certain debt covenants;

•	our ability to integrate acquired properties and operations into existing operations;

•	our continued ability to access the debt or equity markets;

•	the availability of other debt and equity financing alternatives;

•	market conditions affecting our debt and equity securities;

•	changes in interest rates under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;

•	our ability to successfully implement our selective acquisition strategy;

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
BUSINESS OBJECTIVE
Our business objective is to provide shareholders with an attractive risk-adjusted return, with an emphasis on distributions and long-term distribution growth of 1-3%. We expect our portfolio of midstream and downstream U.S. energy infrastructure real property assets to provide 8-10% total return over the long-term.

Our assets are generally leased to energy companies via long-term triple net participating leases. The lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order.

Our long-term participating lease structures provide us base rents that are fixed and determinable, with escalators dependent upon increases in the Consumer Price Index. Leases may also include features that allow us to participate in the financial performance and/or value of the energy infrastructure asset.

The assets we own and seek to acquire include pipelines, storage tanks, transmission lines and gathering systems, among others. We intend to acquire assets that are accretive to our shareholders and allow us to become a diversified energy infrastructure real estate investment trust ("REIT").
RESULTS OF OPERATIONS

Following is a comparison of revenues, expenses, operating income (loss) before income taxes, other income and expense, and income (loss) before income taxes for the three months ended March 31, 2013 and February 29, 2012:

Results of Operations
	For the Three-Month Periods Ended		Increase (Decrease)
	March 31, 2013	February 29, 2012
Revenue:
Lease revenue	$5,638,244	$638,244	$5,000,000
Sales revenue	2,515,573	2,437,310	78,263
Total revenue	8,153,817	3,075,554	5,078,263
Expenses	6,353,378	2,851,918	3,501,460
Operating Income	1,800,439	223,636	1,576,803
Other Income (Expense):
Net distributions and dividend income on securities	13,124	85,262	(72,138)
Net realized and unrealized gain on securities	2,742,049	8,931,466	(6,189,417)
Interest Expense	(737,381)	(27,409)	(709,972)
Total Other Income, net	2,017,792	8,989,319	(6,971,527)
Income before Income Taxes	3,818,231	9,212,955	(5,394,724)
Income Tax Expense	1,020,944	3,465,914	(2,444,970)
Net Income	2,797,287	5,747,041	(2,949,754)
Less: Income attributable to non-controlling interest	384,534	—	384,534
Income attributable to CORR stockholders	$2,412,753	$5,747,041	$(3,334,288)
Net earnings per share (basic and diluted)	0.10	0.63	(0.53)
Weighted Average Shares	24,141,720	9,176,889	14,964,831
Revenues from Operations:
Total revenue from operations for the three-month periods ended March 31, 2013 and February 29, 2012 was approximately $8.2 million and $3.1 million, respectively. This represents lease revenue from the Pinedale Liquids Gathering System ("Pinedale LGS") as well as our investment in Public Service Company of New Mexico ("PNM"). Sales revenue is generated by our wholly-owned subsidiary, Mowood, LLC ("Mowood").
The $5 million increase in lease revenue from $638 thousand for the quarter ended February 29, 2012 stems primarily from the newly acquired Pinedale LGS. PNM lease revenues remained level at $638 thousand for both periods.
Sales revenue related to Mowood operations for the first quarter 2013 and first quarter 2012 was $2.5 million and $2.4 million, respectively. The $78 thousand increase in sales for the three-month period ended March 31, 2013 as compared to the three-month period ended February 29, 2012 is largely attributable to higher gas usage during the winter of 2013.
Expenses from Operations:
Total expenses from operations for the three-month periods ended March 31, 2013 and February 29, 2012 were $6.4 million and $2.9 million, respectively. The acquisition of the Pinedale LGS and subsequent taxable REIT subsidiary restructuring drove increases in costs including $2.6 million in depreciation, $400 thousand in management and advisory fees, and $430 thousand in professional fees. The most significant components of the variation are outlined in the following table:

Expenses from Operations
	For the Three-Month Periods Ended		Increase (Decrease)
	March 31, 2013	February 29, 2012
Cost of Sales	$2,003,639	$2,004,672	$(1,033)
Management fees, net of expense reimbursements	643,814	247,381	396,433
Asset acquisition expenses	31,817	—	31,817
Depreciation	2,857,036	246,805	2,610,231
Operating expenses	206,904	172,641	34,263
Professional fees/directors’ fees/other	610,168	180,419	429,749
Total	$6,353,378	$2,851,918	$3,501,460
Cost of sales for our wholly-owned subsidiary, Mowood, for the three month period ended March 31, 2013 and February 29, 2012 remained level at $2.0 million.
The increase in depreciation expense is mainly due to depreciation of the Pinedale LGS asset. PNM depreciation increased by $393 thousand quarter over quarter, which is further discussed in Footnote 4 of the Notes to the Consolidated Financial Statements. Mowood's depreciation remained relatively flat between periods at approximately $70 thousand as there were no major acquisitions or disposals of property, plant or equipment.
Operating expenses for our wholly-owned subsidiary, Mowood, amounted to $207 thousand and $173 thousand, for the three-month periods ended March 31, 2013 and February 29, 2012, respectively. The increase of $34 thousand, is primarily driven by an increase in personnel costs related to operations.
Management fees for the three-month periods ended March 31, 2013 and February 29, 2012 were $644 thousand and $247 thousand, respectively. The increase is primarily due to the net addition of approximately $152 million of Managed Assets in December 2012 related to the Pinedale LGS asset.
The remaining expenses, which include acquisition costs, professional and directors' fees and other expenses, totaled $610 thousand and $180 thousand, for the three-month periods ended March 31, 2013 and February 29, 2012, respectively. The increase of $430 thousand, is primarily due to additional costs related to the Pinedale LGS acquisition and the creation of taxable REIT subsidiaries.
Other Income and Expense:
Other income and expense, net, for the three-month periods ended March 31, 2013 and February 29, 2012 was approximately $2.0 million, and $9.0 million, respectively. Included in these amounts are net realized and unrealized gains for the quarters ended March 31, 2013 and February 29, 2012 of $2.7 million and $8.9 million, respectively. The decrease of approximately $6.2 million, was primarily driven by the sale of securities throughout 2012. During 2012 the company sold High Sierra and received NGL shares, which were subsequently sold during the first quarter of 2013. In addition, the entire portfolio of trading securities was sold during December of 2012.
Interest Expense
Interest expense was $737 thousand and $27 thousand for the quarters ended March 31, 2013 and February 29, 2012, respectively. The increase of $710 thousand resulted mainly from the $70 million increase in long-term debt used to fund the Pinedale LGS acquisition.

The following table shows the gross distributions and dividend income received from our investment securities on a cash basis, less the amounts that were comprised of distributions and dividends not reported in income received from investment securities (return of capital):

Gross Distributions and Dividend Income Received From Investment Securities
	For the Three-Month Periods Ended		For the One- Month Transition Period Ended December 31, 2012
	March 31, 2013	February 29, 2012
Gross distributions and dividend income received from investment securities	$327,464	$1,138,269	$2,325
Less distributions and dividends not reported in income received from investment securities	314,340	1,053,007	—
Income received from investment securities, net	$13,124	$85,262	$2,325
Income before income taxes
Income before income taxes for the three month period ended March 31, 2013 and February 29, 2012 were $3.8 million and $9.2 million, respectively. The variance in income is primarily related to the changes in revenue and expenses as described above.
Change in Fiscal Year End
On February 5, 2013, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31. This change to the calendar year reporting cycle began January 1, 2013. As a result of the change, the Company is reporting a December 2012 fiscal month transition period, which is separately reported in this Quarterly Report on Form 10-Q for the calendar quarter ending March 31, 2013 and will be separately reported in the Company’s Annual Report on Form 10-K for the calendar year ending December 31, 2013.

Following is a comparison of net revenues, operating income (loss) before income taxes, other income and expense, and income (loss) before income taxes for the one-month transition periods ended December 31, 2012 and 2011:

Results of Operations
	For the One-Month Transition Periods Ended December 31,
	2012	2011
Revenue:
Lease revenue	$857,909	$212,748
Sales revenue	868,992	866,864
Total Revenue	1,726,901	1,079,612
Expenses	1,826,422	993,919
Income (Loss) from Operations, before Income Taxes	(99,521)	85,693
Other Income and Expense
Net distributions and dividend income on securities	2,325	30,122
Net realized and unrealized gain (loss) on securities	(1,928,553)	1,578,046
Interest Expense	(416,137)	(7,084)
Total Other Income (Expense), net	(2,342,365)	1,601,084
Income before Income Taxes	(2,441,886)	1,686,777
Income tax benefit (provision)	920,143	(628,493)
Net Income (Loss)	(1,521,743)	1,058,284
Less: Income attributable to non-controlling interest	(18,347)	—
Income attributable to CORR stockholders	$(2,423,539)	$1,686,777
Net earnings per share (basic and diluted)	$0.10	$0.18
Weighted Average Shares	15,864,861	9,176,889
Revenue from Operations:
Total revenue from operations for the one month transition period ended December 31, 2012 and 2011, were approximately $1.7 million and $1.1 million, respectively. The 2012 revenue includes lease revenue from the Pinedale LGS investment beginning December 20, 2012, which primarily accounts for the $647 thousand difference between periods. Sales revenue related to Mowood operations for the one-month transition period ended December 31, 2012 and 2011 was fairly level at $869 thousand.

Expenses from Operations:
Total reported expenses from operations for the one month transition period ended December 31, 2012 and 2011 were approximately $1.8 million and $994 thousand, respectively. The variance is due to expenses incurred during the acquisition of the Pinedale LGS asset. The most significant components of the variation are outlined in the following table:

Expenses From Operations
	For the One-Month Transition Period Ended December 31,
	2012	2011
Cost of Sales	$686,976	$719,686
Management fees, net of expense reimbursements	155,242	81,081
Asset acquisition expense	64,733	—
Depreciation expense	499,357	82,206
Amortization expense	1,967	—
Operating expenses	48,461	51,283
Professional fees/directors’ fees/other	369,686	59,663
Total	$1,826,422	$993,919
Cost of sales for our wholly-owned subsidiary, Mowood, for the one month transition period ended December 31, 2012 and 2011 were $687 thousand and $720 thousand, respectively. The $33 thousand difference between periods results from the lower gas usage rates in the winter of 2012.
Depreciation expense increased by $417 thousand between periods. This increase is mainly due to the depreciation incurred for the Pinedale LGS asset, which was $286 thousand for the one month transition period ended December 31, 2012. PNM depreciation increased by $131 thousand from the one month transition period ended December 31, 2012 to 2011, see Footnote 4 for further discussion. Mowood's depreciation remained level between periods at $24 thousand as there were no major acquisitions or disposals of property, plant or equipment.
Operating expenses for our wholly-owned subsidiary, Mowood, remained level for the one month transition period ended December 31, 2012 and 2011 at approximately $48 thousand.
The remaining expenses, which include acquisition costs, professional and directors' fees and other expenses, for the one month transition period ended December 31, 2012 and 2011, totaled $370 thousand and $60 thousand, respectively. The variance of $334 thousand is primarily due to audit, legal, and organizational costs incurred during the one month transition period ended December 31, 2012.
Other Income and Expense:
Total other income (expense), net, for the one-month transition periods ended December 31, 2012 and 2011 was approximately $(2.4) million and $1.7 million, respectively. Included in these amounts are net realized and unrealized gains (losses) on the Company's private equity and trading securities of approximately $(1.9) million and $1.6 million, respectively, which represents a decrease in income of approximately $(3.5) million. In December 2011 other income reflects the net gains on the Company's portfolio of trading securities. In December 2012, as the Company transitioned to the business of owning and leasing real property assets, it liquidated nearly all of it's trading securities, resulting in the $1.9 million loss.
The following table shows the gross distributions and dividend income received from our investment securities on a cash basis, less the amounts that were comprised of distributions and dividends not reported in income received from investment securities (return of capital):

Gross Distributions and Dividend Income Received From Investment Securities
	For the One-Month Transition Periods Ended
	December 31, 2012	December 31, 2011
Gross distributions and dividend income received from investment securities	$2,325	$119,275
Less distributions and dividends not reported in income received from investment securities	—	(89,153)
Income received from investment securities, net	$2,325	$30,122

Income before income taxes:
Income (loss) before income taxes for the one-month transition periods ended December 31, 2012 and 2011 was approximately $(2.4) million and $1.7 million, respectively. December 2012 was a month of transition as the company liquidated its trading securities portfolio resulting in losses that were only somewhat offset by a partial month of lease revenues from the newly acquired the Pinedale LGS leased asset.
FEDERAL AND STATE INCOME TAXATION
We intend to elect to be treated as a REIT for federal income tax purposes (which we refer to as the “REIT Conversion”) for the calendar and tax year ended December 31, 2013. We anticipate that the Company will satisfy the annual income test and the quarterly assets tests necessary for us to qualify and elect to be taxed as a REIT for 2013. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, during December 2012 we contributed those assets into wholly-owned Taxable REIT Subsidiaries ("TRSs"). This was done in 2012 in order to limit the potential that such assets and income would prevent us from qualifying as a REIT for 2013. Due to the REIT Conversion, we changed our fiscal year end from November 30 to December 31. As a result, the financial statements presented in this Form 10-Q include two periods, the one-month transition period ended December 31, 2012 and a three-month period ended March 31, 2013.
As to the one-month transition period ended December 31, 2012, the Company is treated as a C corporation and is obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax. For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which prior to 2013 was 15 percent and after 2012 will be 20 percent.
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Due to the restructuring in December 2012, it is expected that for the three-month period ended March 31, 2013 and future periods, any deferred tax liability or asset will be related entirely to the assets and activities of the Company's TRSs.
In 2013, the Company intends to be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT has accumulated C corporation earnings and profits from the periods prior to 2013, we will distribute such earnings and profits in 2013, which will be treated as QDI.
The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more wholly-owned taxable REIT subsidiaries. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. Our use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, we may elect to reorganize and transfer certain assets or operations from our TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries.
If we fail to qualify to be a REIT for 2013, the Company, as a C corporation, would be obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.
SEASONALITY
The Company's wholly-owned subsidiary, Mowood, experiences a substantial amount of seasonality in gas sales. As a result, overall sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. Due to the seasonal nature of Mowood, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

PORTFOLIO UPDATES
Asset descriptions and related operations performed within our portfolio of assets are described in Footnote 4 to the financial statements included in this report. This section provides updates on those operations.
Pinedale LGS
Construction of the Pinedale LGS was completed by Ultra Petroleum Corp. ("Ultra Petroleum") in 2010 and consists of more than 150 miles of pipelines with 107 receipt points, and four central storage facilities that are utilized by Ultra Petroleum as a method for the gathering of commingled hydrocarbon stream. Prior to entering the Pinedale LGS, Ultra Petroleum will separate the produced stream into wellhead natural gas and the liquids stream. The wellhead natural gas is then transported to market by a third-party. The remaining liquids, primarily water, are transported by the Pinedale LGS to one of its four central storage facilities where it is separated into components and stored. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and natural gas is sold by Ultra Petroleum or otherwise used by Ultra Petroleum for fueling on-site operational equipment. To date, no major operational issues have been reported with respect to the Pinedale LGS.
Eastern Interconnect Project
On November 1, 2012, we entered into the Purchase Agreement with PNM to sell our 40 percent undivided interest in the Eastern Interconnect Project ("EIP") upon lease termination on April 1, 2015 for $7.7 million. PNM will also accelerate its remaining lease payments to us. Both lease payments due in 2013 were paid upon execution of the definitive Purchase Agreement on November 1, 2012. Per the Purchase Agreement, PNM also paid us $100 thousand to compensate us for legal costs resulting from our filings with the Federal Energy Regulatory Commission ("FERC"). The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015, will be paid on January 1, 2014 in full.
The Company reevaluated the residual value used to calculate its depreciation of EIP and determined that a change in estimate is necessary. The change in estimate results in higher depreciation expenses through the expiration of the lease in April 2015 of approximately $393,000 per quarter.
Due to the changes in timing of lease payments, we adjusted the impact of future EIP lease payments in our pro forma AFFO calculation. We have not made any adjustments to the U.S. generally accepted accounting principles ("GAAP") treatment of the lease.
We purchased our EIP interest on June 30, 2011 for $12.8 million net of debt. As of our August 31, 2012 Form 10-Q filing, we anticipated a total of approximately $8.5 million in remaining lease payments. Net of the final debt payment of $905 thousand and interest expense of $46 thousand received on October 1, 2012, we expect to receive gross total lease payments of approximately $7.1 million through April 2015. Combined with the sale price of $7.7 million we expect approximately 7 percent annualized gross return on our investment. In a press release issued on April 5, 2013, Standard & Poor's Ratings Services upgraded its corporate credit rating on PNM Resources Inc. from 'BBB-' to 'BBB', noting the utilities company has benefited from improved cash flow, more favorable regulatory relationships in New Mexico and Texas and that the outlook is stable.
The negotiation of the end-of-lease purchase option was prompted in part by a directive from the FERC. FERC directed PNM, in consultation with the Company, to identify the party that would provide transmission service over the leased portion of the EIP beyond the lease expiration in 2015. The Purchase Agreement completes the response to FERC’s order.
Mowood, LLC, A Wholly-Owned Subsidiary
Mowood Corridor, Inc is a wholly-owned taxable REIT subsidiary of the Company. Mowood is wholly-owned by Mowood Corridor, Inc, and Mowood is the holding company of Omega Pipeline Company, LLC ("Omega").
Omega is a natural gas service provider located primarily on the Fort Leonard Wood military post in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We indirectly hold 100 percent of the equity interests in Mowood. The Company provides a revolving line of credit to Mowood which allows for a maximum principal balance of $5.3 million. At November 30, 2012, the principal balance outstanding was $3.8 million. Omega's results for the fiscal year 2012 were approximately 15 percent higher than originally expected, as the base business realized higher margins. In addition, revenues from several construction projects were recognized in the third and fourth quarters, which made a significant contribution to overall year-to-date results. Little to no impacts are expected to Omega’s business plan as a result of any governmental spending cuts, in accordance to the Budget Control Act of 2011 (aka budget sequestration).

Private Security Assets
Following is a summary of the fair values of the other equity securities that we held at March 31, 2013 as they compare to the fair values at December 31, 2012.

Fair Value of Other Equity Securities
Portfolio Company	Fair Value at March 31, 2013	Fair Value at December 31, 2012	$ Change	% Change
Lightfoot	$9,509,002	$8,748,544	$760,458	8.69%
VantaCore	$12,386,852	$10,958,582	$1,428,270	13.03%
Lightfoot Capital Partners LP and Lightfoot Capital Partners GP LLC
The Company holds a direct investment in Lightfoot Capital Partners LP (6.7 percent) and Lightfoot Capital Partners GP (1.5 percent) (collectively “Lightfoot”). Lightfoot's assets consist of an 83.5 percent interest in Arc Terminals (“Arc”) and a minority position in a Liquefied Natural Gas facility located in Mississippi. Arc is an independent terminal company with a shell capacity of 3.6 million barrels from eleven terminal assets. Arc provides storage and delivery services for gasoline, diesel and bio-diesel fuel, aviation gas, ethanol, as well as other petroleum products. We hold observation rights on Lightfoot's Board of Directors.
The fair value of Lightfoot as of March 31, 2013 increased $760 thousand, or 8.69 percent, as compared to the valuation at December 31, 2012, primarily due to market value changes in the MLP comparable companies. For its fourth quarter of 2012, Arc had sufficient distributable cash flow to pay a distribution, but instead retained cash for capital expenditures and potential future acquisitions. In February 2013, Arc announced the acquisition of Gulf Coast Asphalt Company's marine terminalling facility in Mobile, Alabama and rail transloading facility in Saraland, Alabama. The transaction expands Arc's capacity to over 2.5 million barrels of storage and three rail (un)loading operations. Arc continues to concentrate a majority of its capital expenditures on projects that increase revenue and reduce operating expenses. Arc is also analyzing various strategic alternatives and acquisitions that would be expected to provide incremental earnings.
VantaCore Partners LP (“VantaCore”)
VantaCore is a private company focused on acquiring competitively advantaged aggregate and related businesses in the domestic U.S. market. Vantacore's operations consist of an integrated limestone quarry (with permitted surface reserves of about 80 million tons), a dock facility, two asphalt plants and a commercial asphalt lay down business located in Clarksville, Tennessee, a limestone quarry located in Todd County, Kentucky, a sand and gravel business (with approximately 38 million tons of gravel reserves) located near Baton Rouge, Louisiana serving the south central Louisiana market and a surface and underground limestone quarry (with approximately 197 million tons of reserves) located in Pennsylvania serving energy and construction businesses in Pennsylvania, West Virginia and Ohio. We hold observation rights on VantaCore's Board of Directors.
The fair value of VantaCore as of March 31, 2013 increased $1.4 million, or approximately 13.03 percent, as compared to the fair value at December 31, 2012. The increase is attributable to VantaCore's continued improved performance, mostly driven by the incremental results of Laurel Aggregates, as well as the success of its cost cutting initiatives and the price increases that have gone into effect. VantaCore was again unable to meet its minimum quarterly distribution in cash for its quarter ended December 31, 2012. Therefore, the common and preferred unit holders elected to receive their distributions as a combination of $0.1855 per unit in cash and the remainder in preferred units. The Company received approximately $237 thousand in cash and an additional 19,969 preferred units during the three month period ended March 31, 2013.
Formerly Owned High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)
On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively “NGL”) acquired High Sierra. We originally invested approximately $26.8 million in High Sierra and received, in exchange, approximately $9.4 million in cash and approximately 1.2 million newly issued units of NGL. The Company recognized a third quarter of 2012 realized gain of approximately $15.83 million upon the sale. The NGL units are not subject to a lock-up agreement, however they could only be sold pursuant to an exemption from the SEC's registration requirements, such as Rule 144. The restriction legend was removed on December 19, 2012. The Company received one-third of the total quarterly distribution for its NGL common units in its third quarter and received full distributions in the fourth quarter of 2012 and the first quarter of 2013. By March 31, 2013, the Company had liquidated all its NGL holdings.
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
No clear agreement has been reached as to the remaining escrow balance and Management anticipates that it may take more than a year to satisfy other post-closing obligations prior to receiving the approximately $699 thousand escrow receivable balance remaining.
LIQUIDITY AND CAPITAL RESOURCES
We are focused on meeting the requirement that a substantial percentage of our assets be REIT-qualifying investments that produce REIT-qualifying income. There are opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets.
In connection with the Acquisition, Pinedale LP entered into a $70 million secured term credit facility with KeyBank that provides for monthly payments of principal and interest. Outstanding balances under the credit facility generally accrue interest at a variable annual rate equal to LIBOR plus 3.25%. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest quarterly and is further obligated to pay monthly, beginning March 7, 2014, 0.42% of the amount outstanding on the loan on March 1, 2014.
In December of 2012 we executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
On October 29, 2010, Mowood entered into the Note Payable Agreement with a financial institution with a maximum borrowing base of $1.3 million. The Note Payable Agreement was amended and restated on October 29, 2011 and again amended and restated on October 29, 2012. Borrowings on the Note Payable are secured by all of Mowood's assets. Interest accrues at LIBOR, plus 4 percent (4.2037 percent at March 31, 2013), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 29, 2013. As of March 31, 2013, the outstanding borrowings under this agreement totaled $139 thousand. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the Note Payable Agreement as of March 31, 2013.
On November 30, 2011, the Company entered into a 180-day rolling evergreen Margin Loan Agreement with Bank of America, N.A. In December of 2012, the assets which secured this facility were sold, and as a result, this Margin Loan Agreement was terminated effective December 20, 2012.
Our registration statement covering a proposed maximum aggregate offering price of $300 million of securities was declared effective on June 8, 2012. The common equity offering conducted on December 13, 2012 reduced the total available shelf by the gross proceeds of the offering and subsequent exercise of the underwriter's over-allotment option on December 24, 2012. The remaining availability is $210.3 million of maximum aggregate offering price of securities.
On December 18, 2012 we closed a follow on public offering of 13,000,000 shares of common stock, raising approximately $78 million in gross proceeds at $6.00 per share (net proceeds of approximately $73.6 million after underwriters' discount). On December 24, 2012 we closed the sale of an additional 1,950,000 shares of common stock at $6.00 per share, less the same underwriting discount, for total net proceeds of $11.04 million. The additional shares were sold pursuant to an over-allotment option granted to the underwriters of CorEnergy's public offering of 13,000,000 shares. Approximately $73.6 million of net proceeds from this offering were used to finance the Acquisition. Approximately $6.2 million in offering costs related to the issuance of these shares in December 2012 were charged to additional paid-in capital.
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility is three years with the option for a one-year extension. Outstanding balances under the revolving credit facility will accrue interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets.
As of March 31, 2013 the securities in our portfolio included primarily illiquid securities issued by privately-held companies. During the three month period ended March 31, 2013, we liquidated approximately $4.3 million of our remaining publicly traded securities, and generated cash of approximately $4.6 million. We reported the gains on the securities transactions as Other Income and separate from Income from Operations.
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our remaining securities portfolio in an orderly manner.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of March 31, 2013.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$70,000,000	$291,667	$7,000,000	$62,708,333	$—
Interest payments on long-term debt		2,449,772	4,651,054	3,669,225	—
Totals		$2,741,439	$11,651,054	$66,377,558	$—
The Mowood Note Payable is not included in the above table because the timing of repayment is uncertain.
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the Acquisition. The primary term of the credit facility is three years, with an option for a one-year extension. Under the KeyBank credit facility, Pinedale LP is obligated to make monthly principal payments, which are to begin in the second year of the term, equal to 0.42 percent of the $70 million loan outstanding. Interest accrues at a variable annual rate equal to LIBOR plus 3.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at March 31, 2013.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
MAJOR TENANTS
As of March 31, 2013, the Company had two significant leases. The table below displays the impact of each lease on total leased properties as of March 31, 2013 and total lease revenues for the three-month period ended March 31, 2013.

Significant Leases
	Percentage of
	Leased Properties	Lease Revenues
Pinedale LGS	94.2%	88.7%
Public Service of New Mexico	5.8%	11.3%
Pinedale LGS. In December of 2012, the Company entered into a lease guaranteed by Ultra Petroleum, which is material to the Company. In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward. As of March 31, 2013, approximately 94.20 percent of the Company's leased property, based on the gross book value of real estate investments, was leased to Ultra Petroleum. Approximately 88.68 percent of the Company's total revenue for the three months ended March 31, 2013 was derived from Ultra Petroleum.
Ultra Petroleum is currently subject to the reporting requirements of the 1934 Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason not to believe the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.

EIP. The Company's investment in EIP is leased under net operating leases with various terms. As of March 31, 2013, approximately 5.80 percent of the Company's leased property, based on the gross book value of real estate investments, was leased to PNM. Approximately 11.32 percent of the Company's total revenue for the three months ended March 31, 2013 was derived from PNM.
In view of the fact that PNM leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, have a considerable impact on the results of operation.
PNM is a subsidiary of PNM Resources Inc. ("PNM Resources"), which is currently subject to the reporting requirements of the 1934 Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of PNM Resources can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason not to believe the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way, form part of this filing.
DIVIDENDS
Our portfolio of real property assets and investment securities generate cash flow to us from which we pay distributions to stockholders. For the historical period ended March 31, 2013, the sources of our stockholder distributions were lease income from our real property assets and distributions from our investment securities. The amount of any distribution to the Company is recorded by the Company on the ex-dividend date.
The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. The Board of Directors declared a quarterly distribution of $0.125 per share for the quarter ended March 31, 2013. Although, there is no assurance that we will continue to make regular distributions, we continue to believe that our investments should support sustainable 2013 distributions of $0.125 on a quarterly basis.
During 2013, we intend to make publicly available standard performance measures utilized by REITs, including Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under IRC section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to qualify as a REIT. The Board of Directors will continue to determine the amount of any distribution that we expect to pay our stockholders.
IMPACT OF INFLATION AND DEFLATION
Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices could impact our ability to obtain financings or to refinance our properties and our tenants' ability to obtain credit. During inflationary periods, we intend for substantially all of our tenant leases to be designed to mitigate the impact of inflation. Generally our leases include rent escalators that are based on the Consumer Price Index, or other agreed upon metrics that increase with inflation.
PERFORMANCE MEASUREMENT
In the past, we have provided investors with a measure of cash flow from operations, labeled distributable cash flow. Prospectively, and with this pro forma information, we intend to provide standard performance measures utilized by REITs, including FFO and AFFO.
FFO
As defined by the National Association of Real Estate Investment Trusts, FFO represents net income (loss) before allocation to minority interests (computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs)) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental, non-GAAP financial measure.
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
We calculate FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly may not be comparable to such other REITs. FFO does not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
AFFO
We define AFFO as FFO plus transaction costs, amortization of debt issuance costs, deferred leasing costs, and above market rent, less maintenance, capital expenditures (if any), amortization of debt premium and adjustments to lease revenue resulting from the EIP sale. Management uses AFFO as a measure of long-term sustainable operations measurement.
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
AFFO does not represent amounts available for management's discretionary use because such amounts are needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or service our indebtedness.
In light of the per share AFFO growth that we foresee in our operations, we are targeting 1% to 3% annual dividend growth. We can provide no assurances regarding our total return or annual dividend growth. See our Risk Factors as disclosed in the Annual Report on Form 10-K for the calendar year ending November 30, 2012 for a discussion of the many factors that may affect our ability to make distributions at targeted rates, or at all.

The following table presents a comparison of FFO and AFFO for the historical three months ended March 31, 2013:

FFO and AFFO Reconciliation
Historical for the Three-Month Period ended March 31, 2013
Net Income (attributable to CorEnergy Stockholders):	$2,412,753
Add:
Depreciation and amortization attributable to CorEnergy Stockholders	2,445,658
Gains or losses from sales of property	—
Distributions received from investment securities	327,464
Income tax expense, net	1,020,944
Less:
Net realized and unrealized gain on trading securities	316,063
Net realized and unrealized gain (loss) on other equity securities	2,425,986
Funds from operations (FFO)	3,464,770
Add:
Transaction costs attributable to CorEnergy Stockholders	31,817
Amortization of debt issuance costs attributable to CorEnergy Stockholders	104,787
Amortization of deferred lease costs attributable to CorEnergy Stockholders	12,636
Amortization of above market leases	72,985
Less:
EIP Lease Adjustment	542,809
Non-incremental capital expenditures	—
Amortization of debt premium	—
Adjusted funds from operations (AFFO)	$3,144,186
FFO
Historical FFO for March 31, 2013 totals approximately $3.5 million. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above. In addition, we have made adjustments for non-cash items impacting net income by eliminating a net realized and unrealized gain on trading securities of approximately $316 thousand, net realized and unrealized gain (loss) on other equity securities of approximately $2.4 million, adding back distributions received from investment securities of approximately $327 thousand and tax expense of approximately $3.7 million.
AFFO
Historical AFFO for March 31, 2013 totals approximately $3.1 million. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to lease income associated with the EIP investment. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect EIP lease income contribution to CorEnergy sustainable FFO. CorEnergy believes that the portion of the EIP lease income attributable to return of capital, unless adjusted, overstates the CorEnergy's distribution paying capabilities and is not representative of sustainable EIP income over the life of the lease.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. There were no material changes to our market risk exposure at March 31, 2013 and December 31, 2012 as compared to the end of our preceding fiscal period of November 30, 2012.
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
As of March 31, 2013, the fair value of our securities portfolio (excluding short-term investments) totaled approximately 21.9 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $1.4 million.
Long term debt used to finance our acquisitions may be based on floating or fixed rates. As of March 31, 2013, we had $70 million in long term debt. The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation of its disclosure controls and procedures as defined in rule 13a-15(e) or 15d- 15(e) under the Exchange Act. This evaluation was conducted under the supervision and with the participation of the Company's Management including the Chief Executive Officer and the Chief Accounting Officer (the Company's principal financial officer) and the Company's disclosure committee. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company were effective at a reasonable assurance level.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting, as defined in rule 13a-15(f) and 15d- 15(f) of the Exchange Act that occurred during the quarterly period ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting
Oversight and Monitoring
As part of our internal control processes; we monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. Additionally, we periodically analyze each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry. In addition, monitoring may be accomplished by attendance at Board of Directors meetings, the review of periodic operating and financial reports, an analysis of capital expenditure plans as they relate to the owned assets, and periodic consultations with engineers, geologists and other experts. The performance of each asset will be periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Other monitoring activities are expected to provide the necessary access to monitor compliance with existing covenants, enhance ability to make qualified valuation decisions, and assist in the evaluation of the nature of the risks involved in the various components of the portfolio.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the three months ended March 31, 2013 or the one month transition period ended December 31, 2012 that were not registered under the 1933 Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Amended Advisory Agreement dated December 21, 2012 (1)
10.2	Purchase and Sale Agreement, dated December 7, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (2)
10.3	Subscription Agreement, dated December 7, 2012, by and among Pinedale GP, Inc., Ross Avenue Investments, LLC and Pinedale Corridor, LP (2)
10.4	Term Credit Agreement, dated December 7, 2012, by and among Pinedale Corridor, LP, KeyBank National Association, as lender and KeyBank National Association, as administrative agent (2)
10.5	Amendment to Purchase and Sale Agreement, dated December 13, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (3)
10.6	First Amendment to Subscription Agreement by and among Pinedale Corridor, LP, Pinedale GP, Inc. and Ross Avenue Investments, LLC (3)
10.7
Amended and Restated Term Credit Agreement, dated December 14, 2012, by and among Pinedale Corridor, LP, KeyBank National Association, as lender and KeyBank National Association, as administrative agent (3)

10.8	Lease Agreement dated December 20, 2012 by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (4)
10.9	First Amended and Restated Limited Partnership Agreement of Pinedale Corridor, LP by and between Pinedale GP, Inc. and Ross Avenue Investments, LLC (4)
10.10
Revolving Credit Agreement dated as of May 8, 2013 among CorEnergy Infrastructure Trust, Inc., The Guarantors Which Are or May Become Signatory Hereto, KeyBank National Association, The Other Lenders Which Are Or May Become Parties To This Agreement and KeyBanc Capital Markets, is filed herewith.

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
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2012 and filed on February 13, 2013.
(2) Incorporated by reference to the Company's current report on Form 8-K, filed December 10, 2012.
(3) Incorporated by reference to the Company's current report on Form 8-K, filed December 17, 2012.
(4) Incorporated by reference to the Company's current report on Form 8-K, filed December 21, 2012.

CORENERGY INFRASTRUCTURE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.
(Registrant)

By:	/s/ Rebecca M. Sandring
Rebecca M. Sandring
Chief Accounting Officer
(Principal Accounting and Principal Financial Officer)

May 10, 2013

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)

May 10, 2013