Form 10-Q
period 2013-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2013-08-09
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

n/a
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
As of July 31, 2013, the registrant had 24,151,870 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the 2012 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K for the year ended November 30, 2012.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	November 30, 2012
Assets
Leased property, net of accumulated depreciation of $7,180,903, and $1,131,680, respectively	$237,512,375	$12,995,169
Other equity securities, at fair value	21,239,935	19,866,621
Cash and cash equivalents	21,109,551	14,333,456
Trading securities, at fair value	—	55,219,411
Property and equipment, net of accumulated depreciation of $1,896,009 and $1,751,202, respectively	3,460,158	3,589,022
Escrow receivable	—	698,729
Accounts receivable	1,274,931	1,570,257
Intangible lease asset, net of accumulated amortization of $583,878 and $413,580, respectively	510,893	681,191
Deferred debt issuance costs, net of accumulated amortization of $273,324 and $0, respectively	1,275,029	—
Deferred lease costs, net of accumulated amortization of $32,588 and $0, respectively	887,874	—
Hedged derivative asset	823,773	—
Prepaid expenses and other assets	567,434	2,477,977
Total Assets	$288,661,953	$111,431,833
Liabilities and Equity
Long-term debt	$70,000,000	$—
Accounts payable and other accrued liabilities	2,928,749	2,885,631
Dividends payable to shareholders	3,018,495	—
Distributions payable to non-controlling interest	1,690,413	—
Lease obligation	—	27,522
Deferred tax liability	2,791,093	7,172,133
Line of credit	—	120,000
Unearned revenue	711,228	2,370,762
Total Liabilities	$81,139,978	$12,576,048
Equity
Warrants, no par value; 945,594 issued and outstanding at June 30, 2013 and November 30, 2012 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 24,147,958 shares issued and outstanding at June 30, 2013 and 9,190,667 shares issued and outstanding at November 30, 2012 (100,000,000 shares authorized)	24,148	9,191
Additional paid-in capital	169,269,731	91,763,475
Accumulated retained earnings	6,691,848	5,712,419
Accumulated other comprehensive income	921,442	—
Total CorEnergy Equity	178,277,869	98,855,785
Non-controlling Interest	29,244,106	—
Total Equity	207,521,975	98,855,785
Total Liabilities and Equity	$288,661,953	$111,431,833
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Revenue
Lease revenue	$5,638,244	$638,244	$11,276,488	$1,276,488
Sales revenue	1,929,772	1,439,958	4,445,345	3,877,268
Total Revenue	7,568,016	2,078,202	15,721,833	5,153,756
Expenses
Cost of sales (excluding depreciation expense)	1,476,348	1,031,114	3,479,987	3,035,786
Management fees, net of expense reimbursements	646,394	254,965	1,290,208	502,346
Asset acquisition expenses	53,394	94,699	85,211	94,699
Professional fees	431,508	268,935	885,691	377,513
Depreciation expense	2,857,412	246,828	5,714,448	493,633
Amortization expense	15,342	—	30,621	—
Operating expenses	303,480	189,165	510,384	361,806
Directors’ fees	32,557	14,730	50,557	29,311
Other expenses	151,312	78,402	274,018	135,662
Total Expenses	5,967,747	2,178,838	12,321,125	5,030,756
Operating Income (Loss)	$1,600,269	$(100,636)	$3,400,708	$123,000
Other Income (Expense)
Net distributions and dividend income	$2,701	$55,462	$15,825	$140,724
Net realized and unrealized gain (loss) on trading securities	—	(3,600,082)	316,063	(737,810)
Net realized and unrealized gain (loss) on other equity securities	(30,976)	6,837,407	2,395,010	12,906,601
Interest expense	(907,275)	(25,229)	(1,644,656)	(52,638)
Total Other Income (Expense)	(935,550)	3,267,558	1,082,242	12,256,877
Income before income taxes	664,719	3,166,922	4,482,950	12,379,877
Taxes
Current tax expense	581,757	—	867,648	10,000
Deferred tax expense (benefit)	(340,003)	1,190,162	395,050	4,646,076
Income tax expense, net	241,754	1,190,162	1,262,698	4,656,076
Net Income	422,965	1,976,760	3,220,252	7,723,801
Less: Net Income attributable to non-controlling interest	352,893	—	737,427	—
Net Income attributable to CORR Stockholders	$70,072	$1,976,760	$2,482,825	$7,723,801

Net income	$422,965	$1,976,760	$3,220,252	$7,723,801
Other comprehensive income:
Changes in fair value of qualifying hedges attributable to CORR Stockholders	921,442	—	921,442	—
Changes in fair value of qualifying hedges attributable to non-controlling interest	215,439	—	215,439	—
Other Comprehensive Income	$1,136,881	—	$1,136,881	—
Total Comprehensive Income	1,559,846	1,976,760	4,357,133	7,723,801
Less: Comprehensive income attributable to non-controlling interest	568,332	—	952,866	—
Comprehensive income attributable to CORR Stockholders	$991,514	$1,976,760	$3,404,267	$7,723,801

Earnings Per Common Share:
Basic and Diluted	$0.00	$0.22	$0.10	$0.84
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	24,147,958	9,180,935	24,144,856	9,178,923
Dividends declared per share	$0.125	$0.110	$0.250	$0.220
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount	Warrants
Balance at November 30, 2011	9,176,889	$9,177	$1,370,700	$95,682,738	$—	$(6,636,302)	$—	$90,426,313
Net Income	—	—	—	—	—	12,348,721	—	12,348,721
Distributions to stockholders sourced as return of capital	—	—	—	(4,040,273)	—	—	—	(4,040,273)
Reinvestment of distributions to stockholders	13,778	14	—	121,010	—	—	—	121,024
Balance at November 30, 2012	9,190,667	9,191	1,370,700	91,763,475	—	5,712,419	—	98,855,785
Net Loss	—	—	—	—	—	(1,503,396)	(18,347)	(1,521,743)
Net offering proceeds	14,950,000	14,950	—	83,493,200	—	—	—	83,508,150
Non-controlling interest contribution	—	—	—	—	—	—	30,000,000	30,000,000
Balance at December 31, 2012 (Unaudited)	24,140,667	24,141	1,370,700	175,256,675	—	4,209,023	29,981,653	210,842,192
Net Income	—	—	—	—	—	2,482,825	737,427	3,220,252
Dividends	—	—	—	(6,036,078)	—	—	—	(6,036,078)
Distributions to Non-controlling interest	—	—	—	—	—	—	(1,690,413)	(1,690,413)
Reinvestment of dividends paid to stockholders	7,291	7	—	49,134	—	—	—	49,141
Net change in cash flow hedges	—	—	—	—	921,442	—	215,439	1,136,881
Balance at June 30, 2013 (Unaudited)	24,147,958	$24,148	$1,370,700	$169,269,731	$921,442	$6,691,848	$29,244,106	$207,521,975
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30, 2013	May 31, 2012
Operating Activities
Net Income	$3,220,252	$7,723,801
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions received from investment securities	—	2,243,539
Deferred income tax, net	395,050	4,646,076
Depreciation	5,714,448	493,633
Amortization	433,386	77,540
Realized and unrealized (gain) loss on trading securities	(316,063)	737,810
Realized and unrealized gain on other equity securities	(2,395,010)	(12,906,601)
Changes in assets and liabilities:
Increase in accounts receivable	(352,037)	(207,221)
(Increase) decrease in prepaid expenses and other assets	31,321	(791,312)
Decrease in accounts payable and other accrued liabilities	(1,217,791)	(247,054)
Increase in dividends payable to shareholders	3,018,495	—
Increase in distributions to non-controlling interest	1,690,413	—
Net change in derivative contracts, not designated as hedges	64,123	—
Decrease in current income tax liability	(3,855,947)	—
Decrease in unearned revenue	(1,422,457)	—
Net cash provided by operating activities	$5,008,183	$1,770,211
Investing Activities
Proceeds from sale of long-term investment of trading and other equity securities	5,563,865	—
Deferred lease costs	(5,620)	—
Purchases of property and equipment	(42,242)	(30,321)
Proceeds from sale of property and equipment	—	3,076
Return of capital on distributions received	631,524	—
Net cash provided by (used in) investing activities	$6,147,527	$(27,245)
Financing Activities
Payments on lease obligation	(20,698)	(39,590)
Debt financing costs	(10,999)	—
Net change in derivative contracts, designated as hedges	(17,895)	—
Dividends	(6,036,078)	(975,062)
Distributions to non-controlling interest	(1,690,413)	—
Advances on revolving line of credit	139,397	1,045,000
Payments on revolving line of credit	(139,397)	(205,000)
Payments on long-term debt	—	(1,283,000)
Dividend reinvestment	49,141	—
Net cash used in financing activities	$(7,726,942)	$(1,457,652)
Net Change in Cash and Cash Equivalents	$3,428,768	$285,314
Cash and Cash Equivalents at beginning of period	17,680,783	2,793,326
Cash and Cash Equivalents at end of period	$21,109,551	$3,078,640
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,242,441	$142,584
Income taxes paid	$4,776,354	$96,000
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$—	$34,391
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013
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
Change in Fiscal Year End
On February 5, 2013, the Board of Directors of the Company approved a change in the Company's fiscal year end from November 30 to December 31. This change to the calendar year reporting cycle began January 1, 2013. As a result of the change, the Company reported a December 2012 fiscal month transition period, which was reported in the Quarterly Report on Form 10-Q for the calendar quarter ending March 31, 2013 and will be in the Company's Annual Report of Form 10-K for the calendar year ending December 31, 2013.
Financial information for the three and six months ended June 30, 2012 has not been included in this Form 10-Q for the following reasons: (i) the three and six months ended May 31, 2012 provide a meaningful comparison for the three and six months ended June 30, 2013; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and six months ended June 30, 2012 were presented in lieu of results for the three and six months ended May 31, 2012; and (iii) it was not practicable or cost justified to prepare this information.
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

Operating results for the three-month periods ended June 30, 2013 and May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2012 filed with the SEC on February 13, 2013.
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
The Company may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and the Company may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, the Company will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense. The Company periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. No impairment write-downs were recognized during the three and six months ended June 30, 2013 and May 31, 2012.
Costs in connection with the direct acquisition of a new asset are capitalized as a component of the purchase price and depreciated over the life of the asset. See Note 4 for further discussion.
E. Investment Securities – The Company’s investments in securities are classified as either trading or other equity securities:

•
Trading securities – the Company’s publicly traded equity securities are classified as trading securities and are reported at fair value as of November 30, 2012 because the Company intended to sell these securities in order to acquire real asset investments. As of June 30, 2013, all trading securities had been sold.

•	Other equity securities – the Company’s other equity securities represent interests in private companies which the Company has elected to report at fair value under the fair value option.

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

The major components of net realized and unrealized gain or loss on trading securities for the three and six months ended June 30, 2013 and May 31, 2012 are as follows:

Major Components of Net Realized and Unrealized Gain (Loss) on Trading Securities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Net unrealized gain (loss) on trading securities	$—	$(3,600,082)	$751,004	$(737,810)
Net realized gain (loss) on trading securities	—	—	(434,941)	—
Total net realized and unrealized gain (loss) on trading securities	$—	$(3,600,082)	$316,063	$(737,810)
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
The Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments. An independent valuation firm has been engaged by the Company to provide independent, third-party valuation consulting services based on procedures that the Company has identified and may ask them to perform from time to time on all or a selection of private investments as determined by the Company. The multi-step valuation process is specific to the level of assurance that the Company requests from the independent valuation firm. For positive assurance, the process is as follows:

•	The independent valuation firm prepares the valuations and the supporting analysis.

•	The Investment Committee of the Board of Directors reviews the valuations and supporting analysis, prior to approving the valuations.
G. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At June 30, 2013, Management determined that an allowance for doubtful accounts related to our leases was not required. Lease payments by our tenants, as discussed within Note 4, have remained timely and without lapse.
H. Derivative Instruments and Hedging Activities - FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Accordingly, the Company's derivative assets and liabilities are presented on a gross basis.
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
FASB ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In accordance with ASC 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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

•
Escrow Receivable — The escrow receivable due the Company as of November 30, 2012, which relates to the sale of International Resource Partners, LP, was settled during the second quarter of 2013 upon satisfaction of certain post-closing obligations. The fair value of the escrow receivable reflected a discount for the potential that the full amount due to the Company would not be realized. The actual payment received in the amount of $1.006 million exceeded the balance recorded of $699 thousand, resulting in a gain of approximately $308 thousand.

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
L. Asset Acquisition Expenses – Costs in connection with the research of real property acquisitions are expensed as incurred until determination that the acquisition of the real property is probable. Upon such determination, costs in connection with the acquisition of the property are capitalized as described in paragraph (D) above.
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

P. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

•
Securities Transactions and Investment Income Recognition – Securities transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from our equity investments are generally comprised of ordinary income, capital gains and distributions received from investment securities from the portfolio company. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each portfolio company and/or other industry sources. These estimates may subsequently be revised based on information received from the portfolio companies after their tax reporting periods are concluded, as the actual character of these distributions are not known until after our fiscal year end.

•
Dividends and distributions from investments – Dividends and distributions from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from the Company’s investments are generally characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital is paid by our investees from their cash flow from operations. The Company records investment income, capital gains and/or distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and/or other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

Q. Federal and State Income Taxation – We intend to elect to be treated as a REIT for federal income tax purposes (which we refer to as the “REIT Election”) for the calendar and tax year ended December 31, 2013. We anticipate that the Company will satisfy the annual income test and the quarterly assets tests necessary for us to qualify and elect to be taxed as a REIT for 2013. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, during the fourth quarter of 2012 we contributed those assets into wholly-owned Taxable REIT Subsidiaries ("TRSs"). This was done in 2012 in order to limit the potential that such assets and income would prevent us from qualifying as a REIT for 2013. Due to the REIT Election, we changed our fiscal year end from November 30 to December 31.
As to the six months ended May 31, 2012, the Company is treated as a C corporation and is obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax. For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 will be 20 percent.
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Due to the restructuring in December 2012, it is expected that for the three and six months ended June 30, 2013 and future periods, any deferred tax liability or asset will be related entirely to the assets and activities of the Company's TRSs.
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
The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more wholly-owned TRS. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. Our use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, we may elect to reorganize and transfer certain assets or operations from our TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries.

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
R. Recent Accounting Pronouncements – In July 2013, the FASB issued ASU No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". ASU No. 2013-11 amends FASB ASC Topic 740 Income taxes, to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management is evaluating this amendment and does not expect adoption to have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-10 "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". ASU No. 2013-10 amends FASB ASC Topic 815 Derivatives and Hedging, to permit Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendment also removes the restriction on using different benchmark rates for similar hedges. ASU No. 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Management is evaluating this amendment and does not expect adoption to have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05 "Presentation of Comprehensive Income". ASU No. 2011-05 amends FASB ASC Topic 220, Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-05 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The Company has adopted this amendment and has elected to present a single continuous statement of comprehensive income.
In December 2011, the FASB issued ASU No. 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". ASU No. 2011-12 amends FASB ASC Topic 220, Presentation of Comprehensive Income, to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU No. 2011-12 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". ASU No. 2013-02 amends FASB ASC Topic 220, Presentation of Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Management has adopted this amendment and this did not have a material impact on the Company's consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11 "Disclosure about Offsetting Assets and Liabilities". ASU No. 2011-11 amends FASB ASC Topic 210, Balance Sheet, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-11 is effective for fiscal years beginning after January 1, 2013 and for interim periods within those fiscal years. In January 2013, the FASB issued ASU No. 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". ASU No. 2013-01 amends FASB ASC Topic 210, Balance Sheet, to address implementation issues about the scope of ASU No. 2011-11. The amendment, which clarifies the scope of Update 2011-11, applies to derivatives accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of these amendments did not have a material impact on the Company's consolidated financial statements.

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
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for the three and six months ended June 30, 2013 was $2.2 million and $4.4 million, respectively.
See Note 4 for further information regarding the Pinedale Lease Agreement.
Non-Controlling Interest Partner
Prudential Financial, Inc. ("Prudential") funded a portion of the Acquisition by investing $30 million in cash in Pinedale LP. Pinedale GP, a wholly-owned subsidiary of CorEnergy, funded a portion of the Acquisition by contributing approximately $108.3 million in cash and certain equity securities to Pinedale LP. Those investments were made on December 20, 2012. As a limited partner, Prudential holds 18.95 percent of the economic interest in Pinedale LP, while the general partner, Pinedale GP, holds the remaining 81.05 percent of the economic interest.
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
Eastern Interconnect Project (EIP)
Physical Assets
The EIP transmission assets move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolt transmission lines, towers, easement rights, converters and other grid support components. Originally, the assets were depreciated for book purposes over an estimated useful life of 20 years. Pursuant to the Purchase Agreement discussed in Note 4, the Company reevaluated the residual value used to calculate its depreciation of the EIP, and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expenses beginning in November of 2012 through the expiration of the lease in April 2015.
The amount of depreciation expense of leased property reflected during the three and six months ended June 30, 2013 and May 31, 2012 was $570 thousand, $177 thousand, $1.1 million and $353 thousand, respectively. The three and six months ended June 30, 2013 amounts include incremental depreciation of approximately $393 thousand and $786 thousand, respectively.
See Note 4 for further information regarding the PNM Lease Agreement.

Debt
The Company assumed a note with an outstanding principal balance of $3.4 million. The debt was collateralized by the EIP transmission assets. The note, which accrued interest at an annual rate of 10.25 percent, and had principal and interest payments due on a semi-annual basis, was paid in full on October 1, 2012.
4. LEASES
As of June 30, 2013 the Company had two significant leases. The table below displays the impact of each lease on total leased properties and total lease revenues for the periods presented. As of May31, 2012, the Company's only lease was with the Public Service Company of New Mexico, which therefore comprised 100 percent of the Company's leased properties and lease revenues.

	As a Percentage of
	Leased Properties	Lease Revenues
	As of June 30, 2013	For the Three Months ended June 30, 2013	For the Six Months Ended June 30, 2013
Pinedale LGS	94.20%	88.68%	88.68%
Public Service of New Mexico	5.80%	11.32%	11.32%
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
As of June 30, 2013, approximately $888 thousand of net deferred lease costs were included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15 year life of the new Pinedale LGS lease. For the three and six months ended June 30, 2013, $15 thousand and $31 thousand, respectively, is included in amortization expense within the Consolidated Statements of Income. Approximately $2.5 million in asset acquisition costs related to the Pinedale LGS acquisition is included in Leased Property within the Consolidated Balance Sheets. The asset acquisition costs will be depreciated over the anticipated 26 year life of the newly acquired asset and will be included in depreciation expense within the Consolidated Statements of Income.

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
Ultra Petroleum is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "1934 Act") and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason not to believe the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. Summary Consolidated Balance Sheets and Consolidated Statements of Operations for Ultra Petroleum are provided below.

Ultra Petroleum Corp. Summary Consolidated Balance Sheets (Unaudited) (in thousands)
	June 30, 2013	December 31, 2012
Current assets	$120,814	$125,848
Non-current assets	1,942,064	1,881,497
Total Assets	$2,062,878	$2,007,345

Current liabilities	387,404	514,092
Non-current liabilities	2,116,587	2,071,120
Total Liabilities	$2,503,991	$2,585,212

Shareholder's (deficit)	(441,113)	(577,867)
Total Liabilities and Shareholder's Equity	$2,062,878	$2,007,345

Ultra Petroleum Corp. Summary Consolidated Statements of Operations (Unaudited) (in thousands)
	For the Three Months ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$261,376	$170,270	$487,003	$396,413
Expenses	143,002	2,055,200	282,996	2,248,740
Operating Income (Loss)	118,374	(1,884,930)	204,007	(1,852,327)
Other Income (Expense), net	(506)	(56,694)	(68,337)	40,452
Income (Loss) before income tax provision (benefit)	117,868	(1,941,624)	135,670	(1,811,875)
Income tax provision (benefit)	1,491	(754,642)	2,859	(709,152)
Net Income (Loss)	$116,377	$(1,186,982)	$132,811	$(1,102,723)
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
Upon the execution of the Purchase Agreement on November 1, 2012, the schedule of the rental payments under the Lease Agreement was changed so that the last scheduled semi-annual lease payment was received by the Company on October 1, 2012. In accordance with the Purchase Agreement, PNM's remaining basic rent payments due to the Company were accelerated. The semi-annual payments of approximately $1.4 million that were originally scheduled to be due on April 1, and October 1, 2013, respectively, were received by the Company on November 1, 2012. Therefore, as of June 30, 2013 and November 30, 2012, PNM had paid $711 thousand and $2.4 million in future minimum rental payments in advance. The amount is reported as an unearned income liability within the Consolidated Balance Sheets.
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
PNM Resources is currently subject to the reporting requirements of the 1934 Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of PNM Resources can be found on the SEC's web site at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason not to believe the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way, form a part of this filing.

The future contracted minimum rental receipts for all net leases as of June 30, 2013 are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2013	$10,000,000
2014	24,267,371
2015	20,000,000
2016	20,000,000
2017	20,000,000
Thereafter	199,354,839
Total	$293,622,210
5. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of June 30, 2013 and
November 30, 2012 are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2013	November 30, 2012
Deferred Tax Assets:
Organization costs	$—	$(17,668)
Net operating loss carryforwards	(40,912)	(6,411,230)
Net unrealized loss on investment securities	(1,166,612)	—
Cost recovery of leased and fixed assets	(1,354,659)	(36,443)
Asset acquisition costs	—	(134,415)
AMT and State of Kansas credit	—	(196,197)
Sub-total	$(2,562,183)	$(6,795,953)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$5,353,276	$11,655,817
Net unrealized gain on investment securities	—	2,312,269
Sub-total	5,353,276	13,968,086
Total net deferred tax liability	$2,791,093	$7,172,133

For the period ended June 30, 2013, all deferred tax liability presented above relates to assets held in the Company's Taxable REIT Subsidiaries. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of June 30, 2013, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.
Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three and six months ended June 30, 2013 and May 31, 2012 to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Application of statutory income tax rate	$109,139	$1,108,421	$1,310,934	$4,332,956
State income taxes, net of federal tax benefit	9,568	82,974	71,839	324,353
Dividends received deduction	—	(1,233)	—	(1,233)
Income of Real Estate Investment Trust	123,047	—	(120,075)	—
Total income tax expense	$241,754	$1,190,162	$1,262,698	$4,656,076
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate, which was approximately 2.26 percent for the periods presented above. The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more Taxable REIT Subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. For the periods ended June 30, 2013, all of the income tax expense presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Current tax expense
Federal	$546,816	$—	$815,021	$—
State (net of federal tax benefit)	34,941	—	52,627	—
AMT expense	—	—	—	10,000
Total current tax expense	581,757	—	867,648	10,000
Deferred tax expense
Federal	(314,630)	1,107,275	375,838	4,322,506
State (net of federal tax benefit)	(25,373)	82,887	19,212	323,570
Total deferred tax expense (benefit)	(340,003)	1,190,162	395,050	4,646,076
Total income tax expense, net	$241,754	$1,190,162	$1,262,698	$4,656,076
As of November 30, 2012, the Company had a net operating loss for federal income tax purposes of approximately $17.2 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $8 thousand, $4.0 million, $3.4 million, $24 thousand and $9.8 million in the years ending November 30, 2028, 2029, 2030, 2031 and 2032 respectively. In the period ending December 31, 2012, all Net Operating Losses of the Company were utilized to reduce the Company's current tax liability. A Net Operating Loss of $41 thousand has been incurred by a TRS for the Six months ended June 30, 2013. As of November 30, 2012, an alternative minimum tax credit of $194 thousand was available, which was fully utilized as of December 31, 2012.

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	June 30, 2013	November 30, 2012
Aggregate cost for federal income tax purposes	$10,003,584	$41,995,195
Gross unrealized appreciation	11,236,351	33,892,176
Gross unrealized depreciation	—	(801,340)
Net unrealized appreciation	$11,236,351	$33,090,836
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	June 30, 2013	November 30, 2012
Natural gas pipeline	$5,215,424	$5,215,424
Vehicles and trailers	125,117	110,782
Computers	15,626	14,018
Gross property and equipment	5,356,167	5,340,224
Less: accumulated depreciation	(1,896,009)	(1,751,202)
Net property and equipment	$3,460,158	$3,589,022

The amounts of depreciation of property and equipment recognized for the three and six months ended June 30, 2013 and May 31, 2012 were $71 thousand, $70 thousand, $141 thousand, and $140 thousand, respectively.
7. CONCENTRATIONS
The Company has historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of June 30, 2013, investments in securities of energy infrastructure companies represented approximately 7.36 percent of the Company’s total assets. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT-qualified.
Mowood, the Company’s wholly-owned subsidiary, has a ten-year contract, expiring in 2015, with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. Revenue related to the DOD contract accounted for 85 percent and 87 percent of our sales revenue for the three and six months ended June 30, 2013, respectively, as compared to 85 percent and 89 percent for the three and six months ended May 31, 2012, respectively. Mowood, through its wholly-owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 85 percent and 84 percent of the consolidated accounts receivable balances at June 30, 2013 and November 30, 2012, respectively.
Mowood’s contracts for its supply of natural gas are concentrated among select providers. Purchases from its largest supplier of natural gas accounted for 52 percent and 31 percent, of our cost of sales for the three and six months ended June 30, 2013, respectively. This compares to 18 percent and 41 percent for the three and six months ended May 31, 2012, respectively.
8. MANAGEMENT AGREEMENT
On December 1, 2011, the Company executed a Management Agreement with Corridor InfraTrust Management, LLC (“Corridor”). The Management Agreement was modified in certain respects subsequent to the date of these financial statements. See Note 15 for further details on the new Management Agreement. The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s average monthly Managed Assets for such quarter. For purposes of the Management Agreement, “Managed Assets” means all of the securities of the Company and all of the real property assets of the Company (including any securities or real property assets purchased with or attributable to any borrowed funds) minus all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, “securities” includes the Company’s security portfolio, valued at then current market value. For purposes of the definition of Managed Assets, “real property assets” includes the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated, valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.) The Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock.
During the fourth quarter of 2012, Corridor assumed the Company’s Administrative Agreement, retroactive to August 7, 2012. Tortoise Capital Advisors, L.L.C. (“TCA”) served as the Company’s administrator until that date. The Company pays the administrator a fee equal to an annual rate of 0.04 percent of aggregate average daily managed assets, with a minimum annual fee of $30 thousand.
On December 1, 2011, we entered into an Advisory Agreement by and among the Company, TCA and Corridor, under which TCA provided certain securities focused investment services necessary to evaluate, monitor and liquidate the Company’s remaining securities portfolio (“Designated Advisory Services”), and also provides the Company with certain operational (i.e. non-investment) services (“Designated Operational Services”). Effective December 21, 2012, that agreement was replaced by an Amended Advisory Agreement pursuant to which TCA provides investment services related to the monitoring and disposition of our current securities portfolio.
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
9. FAIR VALUE OF OTHER SECURITIES
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of June 30, 2013, and November 30, 2012. These assets and liabilities are measured on a recurring basis.

June 30, 2013
		Fair Value
	June 30, 2013	Level 1	Level 2	Level 3
Investments:
Trading securities	$—	$—	$—	$—
Other equity securities	21,239,935	—	—	21,239,935
Total Assets	$21,239,935	$—	$—	$21,239,935

November 30, 2012
	November 30, 2012	Fair Value
		Level 1	Level 2	Level 3
Assets:
Trading securities	$55,219,411	$27,480,191	$27,739,220	$—
Other equity securities	19,866,621	—	—	19,866,621
Total Assets	$75,086,032	$27,480,191	$27,739,220	$19,866,621

The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2013 are as follows:

	For the Six Months Ended
	June 30, 2013	May 31, 2012
Fair value beginning balance	$19,707,126	$41,856,730
Total realized and unrealized gains included in net income	2,087,251	12,906,601
Return of capital adjustments impacting cost basis of securities	(554,442)	(1,448,742)
Fair value ending balance	$21,239,935	$53,314,589
Changes in unrealized gains, included in net income, relating to securities still held (1)	$2,087,251	$12,906,601
(1) Located in Net realized and unrealized gain (loss) on other equity securities in the Consolidated Statements of Income
As of May 31, 2012, the Company’s other equity securities, which represented equity interests in private companies, and were classified as Level 3 assets, included High Sierra Energy, LP. On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively “NGL”) acquired High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively “High Sierra”) pursuant to which NGL, a New York Stock Exchange listed company, paid to the limited partners of High Sierra approximately $9.4 million in cash and approximately 1.2 million newly issued units of NGL. A realized gain of $15.8 million was recognized during the third quarter of 2012 upon the sale. These NGL units are classified as a Level 2 Trading security above as of November 30, 2012.
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three and six-month periods ended June 30, 2013 and May 31, 2012.
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
The following table summarizes the significant unobservable inputs that the Company uses to value its portfolio investments categorized as Level 3 as of June 30, 2013.
Quantitative Table for Valuation Techniques

Significant Unobservable Inputs Used To Value Portfolio Investments
			Unobservable Inputs	Range		Weighted Average
Assets at Fair Value	Fair Value	Valuation Technique		Low	High
Other equity securities, at fair value	$21,239,935	Public company historical EBITDA analysis	Historical EBITDA Valuation Multiples	9.4x	13.2x	11.3x
		Public company projected EBITDA analysis	Projected EBITDA Valuation Multiples	8.8x	11.5x	10.15x
		M&A company analysis	EV/LTM 2012 EBITDA	8.8x	10.6x	9.7x
		Discounted cash flow	Weighted Average Cost of Capital	9.5%	14.0%	11.8%

As of June 30, 2013 and November 30, 2012, the Company held a 6.7% equity interest in Lightfoot Capital Partners LP and an 11.1% equity interest in VantaCore Partners LP.

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

Escrow Receivable — The escrow receivable due to the Company as of November 30, 2012, which relates to the sale of International Resource Partners, LP, was anticipated to be released upon satisfaction of certain post-closing obligations and/or the expiration of certain time periods (the shortest of which was to be 14 months from the April 2011 closing date of the sale). As of November 30, 2012, the fair value of the escrow receivable reflects a discount for the potential that the full amount due to the Company will be realized. No clear agreement had been reached as to the remaining escrow balance and Management anticipated that it may take more than a year to satisfy other post-closing obligations, prior to receiving the approximately $699 thousand escrow balance remaining. As of June 30, 2013, the final payment from the sale had been received resulting in the fair value of the receivable to be reduced to $0.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the Company’s current expected rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2013		November 30, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$21,109,551	$21,109,551	$14,333,456	$14,333,456
Escrow receivable	Level 2			$698,729	$698,729
Financial Liabilities:
Long-term debt	Level 2	$70,000,000	$70,000,000	$—	$—
Line of credit	Level 1			$120,000	$120,000
10. INTANGIBLES
The Company has recorded an intangible lease asset, related to the PNM lease, for the fair value of the amount by which the remaining contractual lease payments exceed market lease rates at the time of acquisition. The intangible lease asset is being amortized on a straight-line basis over the life of the lease term, which expires on April 1, 2015. Quarterly amortization of the intangible lease asset totaling $73 thousand for the three months ended June 30, 2013 and May 31, 2012, and $146 thousand for the six months ended June 30, 2013 and May 31, 2012, is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. These same amounts are included in Amortization expense in the accompanying Consolidated Statements of Cash Flows.

Intangible Lease Asset
	June 30, 2013	November 30, 2012
Intangible lease asset	$1,094,771	$1,094,771
Accumulated amortization	(583,878)	(413,580)
Net intangible lease asset	$510,893	$681,191

Remaining Estimated Amortization On Intangibles
Year ending December 31,	Amount
2013	$145,969
2014	291,939
2015	72,985
Total	$510,893
11. CREDIT FACILITIES
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Funding of the credit facility was conditioned on our contribution of the proceeds of the stock issuance to Pinedale LP and the receipt by Pinedale LP of the 30 million co-investment funds from Prudential. Outstanding balances under the credit facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent. The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest quarterly and is further obligated to make monthly principal payments, beginning March 7, 2014, in the amount of $292 thousand or 0.42 percent of the principal balance as of March 1, 2014. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. As of June 30, 2013, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.

As of June 30, 2013 approximately $1.5 million in debt issuance costs are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated three-year term of the newly acquired debt. For the three and six months ended June 30, 2013, $128 thousand and $257 thousand, respectively, are included in interest expense within the accompanying Consolidated Statements of Income.
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
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility is three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "Revolver") will accrue interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility is subject to a borrowing base limitation. If we were to use the Revolver to provide short-term financing for an acquisition, we would expect the assets acquired to be taken into consideration in determining the borrowing base. As of June 30, 2013 there had been no borrowings against the Revolver.
On October 29, 2010, Mowood entered into a Revolving Note Payable Agreement (“Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1.3 million. The Note Payable Agreement was amended and restated on October 29, 2011 and was again amended and restated on October 29, 2012. Borrowings on the Note Payable are secured by all of Mowood’s assets. Interest accrues at LIBOR, plus 4 percent (4.20 percent at June 30, 2013), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 29, 2013. As of June 30, 2013 there were no outstanding borrowings under this Note Payable Agreement. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the Note Payable Agreement as of June 30, 2013.
On November 30, 2011, the Company entered into a 180-day rolling evergreen Margin Loan Facility Agreement (“Margin Loan Agreement”) with Bank of America, N.A. The terms of the Margin Loan Agreement provided for a $10 million facility that was secured by certain of the Company’s assets. Outstanding balances generally accrued interest at a variable rate equal to one-month LIBOR plus 0.75 percent and unused portions of the facility accrued a fee equal to an annual rate of 0.25 percent. In December of 2012, the assets which secured this facility were sold, and as a result, this Margin Loan Agreement was terminated effective December 20, 2012.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives. There were no outstanding derivative financial instruments as of November 30, 2012.

Derivative Financial Instruments Measured At Fair Value on a Recurring Basis
	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
June 30, 2013
Hedged derivative asset	Assets	$—	$823,773	$—
Accounts payable and other accrued liabilities	Liabilities	$—	$—	$—
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
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company elected to designate its interest rate swaps as cash flow hedges in April 2013. During the three and six-months ended June 30, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six-months ended June 30, 2013 there was ineffectiveness of approximately $7,000 (gain) recorded in earnings resulting from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship. The Company did not have any derivatives designated as Cash Flow Hedges during the three and six months ended May 31, 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $249 thousand will be reclassified as an increase to interest expense.

As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Outstanding Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%
Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of approximately $72 thousand and $75 thousand for the three and six months ended June 30, 2013, respectively. The Company did not have any derivatives not designated as hedges during the three and six-months ended May 31, 2012.

As the Company elected to designate its interest rate swaps in cash flow hedging relationships in April 2013 (see Cash Flow Hedges of Interest Rate Risk above), the Company did not have any non-designated hedges as of June 30, 2013.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the three and six months ended June 30, 2013 and May 31, 2012.

Effect of Derivative Financial Instruments on Income Statement
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative *		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Amounts Excluded from Effectiveness Testing)

For the three months ended:	June 30, 2013	May 31, 2012		June 30, 2013	May 31, 2012		June 30, 2013	May 31, 2012
Interest Rate Products	$1,136,881	$—	Interest Expense	$(69,993)	$—	Interest Expense	$7,160	$—
For the six months ended:	June 30, 2013	May 31, 2012		June 30, 2013	May 31, 2012		June 30, 2013	May 31, 2012
Interest Rate Products	$1,136,881	$—	Interest Expense	$(69,993)	$—	Interest Expense	$7,160	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative *
			For the Three Months Ended		For the Six Months Ended
			June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Interest rate contracts	Interest Expense		$(71,850)	—	$(75,200)	—
* The gain or (loss) recognized in income on derivatives includes changes in fair value of the derivatives as well as the periodic cash settlements and interest accruals for derivatives not designated as hedging instruments

Tabular Disclosure of Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting Derivatives
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Derivative Assets as of June 30, 2013	$823,773	$—	$823,773	$—	$—	$823,773

Offsetting Derivative Liabilities as of June 30, 2013	$—	$—	$—	$—	$—	$—
Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.
As of June 30, 2013, the Company did not have any derivatives that were in a net liability position. Therefore, the credit risk-related contingent features discussed above would not apply as of June 30, 2013.
13. WARRANTS
At June 30, 2013 and May 31, 2012, the Company had 945,594 warrants issued and outstanding. The warrants were issued to stockholders who invested in the Company’s initial private placements and became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. As of November 30, 2012, each warrant entitles the holder to purchase one common share at the exercise price of $11.41 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants have no voting rights until such common shares are received upon exercise of the warrants. All warrants expire on February 6, 2014.
14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Net income attributable to CORR Stockholders	$70,072	$1,976,760	$2,482,825	$7,723,801
Basic and diluted weighted average shares (1)	24,147,958	9,180,935	24,144,856	9,178,923
Basic and diluted earnings per share attributable to CORR Stockholders	$—	$0.22	$0.10	$0.84

(1)
Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

The decrease in earnings per share for the three and six months ended June 30, 2013 as compared to the three and six months ended May 31, 2012 reflects the overall change in the business structure as the Company transitions out of securities-based transactions and into ownership and leasing of real property assets. Additionally, 14,950,000 shares were issued in the one-month transition period ended December 31, 2012.

15. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:

On May 29, 2013, the Board of Directors declared a quarterly dividend of $0.125 per share, payable on July 5, 2013 to shareholders of record on June 28, 2013. The dividend was recorded on our balance sheet as a liability as of June 30, 2013, and was paid to shareholders on July 5, 2013. The Company paid cash dividends in the amount of $2,988,879. Additionally, as part of the dividend reinvestment plan the Company issued 3,912 new shares of common stock.

The Board of Directors of the Company approved a new Management Agreement between the Company and Corridor InfraTrust Management, LLC (the "Manager"). That new agreement became effective as of July 1, 2013. The new agreement does not change in any respect the terms for determination or payment of compensation for the Manager, does not have a specific term, and will remain in place unless terminated by the Company or the Manager in the manner permitted pursuant to the agreement.

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

The assets we own and seek to acquire include pipelines, storage tanks, transmission lines and gathering systems, among others. We intend to acquire assets that will enhance the stability of our dividend through diversification, while offering the potential for long term distribution growth.
RESULTS OF OPERATIONS

Following is a comparison of revenues, expenses, operating income (loss), other income and expense, and income (loss) before income taxes for the three and six months ended June 30, 2013 and May 31, 2012:

Results of Operations
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Revenue:
Lease revenue	$5,638,244	$638,244	$11,276,488	$1,276,488
Sales revenue	1,929,772	1,439,958	4,445,345	3,877,268
Total revenue	7,568,016	2,078,202	15,721,833	5,153,756
Expenses	5,967,747	2,178,838	12,321,125	5,030,756
Operating Income	1,600,269	(100,636)	3,400,708	123,000
Other Income (Expense):
Net distributions and dividend income on securities	2,701	55,462	15,825	140,724
Net realized and unrealized gain (loss) on securities	(30,976)	3,237,325	2,711,073	12,168,791
Interest Expense, net	(907,275)	(25,229)	(1,644,656)	(52,638)
Total Other Income (Expense), net	(935,550)	3,267,558	1,082,242	12,256,877
Income before Income Taxes	664,719	3,166,922	4,482,950	12,379,877
Income Tax Expense	241,754	1,190,162	1,262,698	4,656,076
Net Income (Loss)	422,965	1,976,760	3,220,252	7,723,801
Less: Income attributable to non-controlling interest	352,893	—	737,427	—
Income (Loss) attributable to CORR stockholders	$70,072	$1,976,760	$2,482,825	$7,723,801

Net earnings per share (basic and diluted)	$0.00	$0.22	$0.10	$0.84
Weighted Average Shares	24,147,958	9,180,935	24,144,856	9,178,923
Revenues from Operations:
The Company's results of operations are reflective of our recent election to operate as a REIT. In 2013, our revenues are primarily derived from leases of real property assets, while realized and unrealized gains and losses from our remaining portfolio of equity investments are reported in Other Income (Expense). Total revenue from operations for the three and six months ended June 30, 2013 was approximately $7.6 million and $15.7 million, respectively. This represents lease revenue from the Pinedale Liquids Gathering System (“Pinedale LGS”) as well as our investment in Public Service Company of New Mexico (“PNM”). Sales revenue is generated by our wholly-owned subsidiary, Omega Pipeline Company, a natural gas distributor.
The increase in lease revenues over 2012 stems directly from the December 2012 acquisition of the Pinedale LGS. The $20 million annual minimum rents, as required under the Pinedale Lease Agreement, accounts for the $5 million and $10 million increases for the three and six months ended June 30, 2013, as compared to the three and six months ended May 31, 2012.
Sales revenue related to Omega's natural gas sales for the three and six months ended June 30, 2013 was $1.9 million and $4.4 million respectively. This represents an increase over the prior year comparable period of $490 thousand and $568 thousand, respectively. The increase is attributable to an increase in the market price of gas combined with increased usage due to consistently cooler temperatures during the first six months of 2013 as compared to the six months ended May 31, 2012.

Expenses from Operations:
Total expenses from operations for the three and six months ended June 30, 2013 were $6 million and $12.3 million, respectively. The acquisition of the Pinedale LGS and other acquisition efforts drove the increase in costs, depreciation expense accounting for 69 percent and 72 percent of the total increase for the three and six months ended June 30, 2013, respectively. The most significant components of the variance from the prior year are outlined in the following table:

Expenses from Operations
	For the Three Months Ended			For the Six Months Ended
	June 30, 2013	May 31, 2012	Increase/(Decrease)	June 30, 2013	May 31, 2012	Increase/(Decrease)
Cost of sales	$1,476,348	$1,031,114	$445,234	$3,479,987	$3,035,786	$444,201
Management fees, net of expense reimbursements	646,394	254,965	391,429	1,290,208	502,346	787,862
Asset acquisition expense	53,394	94,699	(41,305)	85,211	94,699	(9,488)
Depreciation expense	2,857,412	246,828	2,610,584	5,714,448	493,633	5,220,815
Amortization expense	15,342	—	15,342	30,621	—	30,621
Operating expenses	303,480	189,165	114,315	510,384	361,806	148,578
Professional fees/directors’ fees/other	615,377	362,067	253,310	1,210,266	542,486	667,780
Total	$5,967,747	$2,178,838	$3,788,909	$12,321,125	$5,030,756	$7,290,369
The increase in cost of sales for the Omega Pipeline Company of $445 thousand and $444 thousand for the three and six months ended June 30, 2013, respectively, corresponds to the increase in sales volume which was attributable to overall cooler temperatures for the first half of 2013 as compared to the three and six months ended May 31, 2012.
For the three months ended June 30, 2013, depreciation of the newly acquired Pinedale LGS asset and related acquisition costs accounted for $2.2 million of the $2.6 million increase as compared to the three months ended May 31, 2012. For the six months ended June 30, 2013, Pinedale LGS depreciation accounted for $4.4 million of the $5.2 million increase over prior year. PNM depreciation increased by $393 thousand and $786 thousand for the three and six months ended June 30, 2013, respectively, due to a change in accounting estimate, which is further discussed in Footnote 4 of the Notes to the Consolidated Financial Statements. Mowood's depreciation remained relatively flat between the three and six-month periods at approximately $70 thousand and $141 thousand as there were no major acquisitions or disposals of property, plant or equipment.
Operating expenses for our wholly-owned subsidiary, Mowood, amounted to $303 thousand and $510 thousand, for the three and six months ended June 30, 2013, respectively. This represents an increase over the three and six months ended May 31, 2012 of $114 thousand and $149 thousand, respectively and was primarily driven by nonrecurring personnel costs. We expect Mowood earnings to exceed budget sufficiently to cover these costs over the remainder of 2013.
Management fees for the three and six months ended June 30, 2013 were $646 thousand and $1.3 million, respectively. The increase for both periods as compared to the three and six months ended May 31, 2012 is primarily due to the December 2012 acquisition of the Pinedale LGS asset.
Asset acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio. The timing of these costs can fluctuate as is evidenced by the comparison of our expenses incurred for the three and six months ended June 30, 2013 as compared to the costs incurred during the three and six months ended May 31, 2012. Second quarter costs for 2013 are $41 thousand lower than the second quarter of 2012. However for the six months ended June 30, 2013, total costs were only $9 thousand lower than the six months ended May 31, 2012. Costs incurred during the three months ended May 31, 2012 correspond to the early stages of acquiring the Pinedale LGS asset. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular quarter may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early stages of due diligence.
The remaining expenses, which include professional and directors' fees and other expenses, totaled $615 thousand and $1.2 million for the three and six months ended June 30, 2013, respectively. The increase of $253 thousand and $668 thousand, as compared to the three and six months ended May 31, 2012, respectively, is primarily due to incremental costs related to the Pinedale LGS, as well as additional costs associated with transitioning to a REIT, such as legal, financial audit and tax costs and other professional fees and services.

Other Income and Expense:
Total other income, net, for the three and six months ended June 30, 2013 decreased $4.2 million and $11.2 million, respectively, as compared to the three and six months ended May 31, 2012. Other income and expense consists of three primary components: Distributions and Dividend Income; Realized and Unrealized Gains and Losses from Securities; and Interest Expense. The largest contributor to the decrease from prior year is the decrease in realized and unrealized gains and losses on securities, resulting from the wind-down of our business development activities as we establish ourselves as a REIT. The following discussion expands on the impact of each of the three components on other income and expense.
Net Realized and Unrealized Gains and Losses on Securities
The decrease in realized and unrealized gains and losses from trading and other equity securities for the three and six months ended June 30, 2013 totaled $3.3 million and $9.5 million, respectively, as compared to the three and six months ended May 31, 2012. During 2012, our income was still primarily derived from our portfolio of trading and other equity securities. By the beginning of 2013, we had liquidated nearly all of our trading securities and had acquired the Pinedale LGS, now our largest source of revenue. For the three months ended June 30, 2013, the Company recognized an unrealized loss on the fair value adjustment of our other equity securities of $339 thousand which was offset by a realized gain of $308 thousand on the final settlement of the IRP Escrow receivable (as discussed in Footnote 2 of the Notes to the Consolidated Financial Statements). The gain of $2.7 million for the six months ended June 30, 2013 is attributable to activity in the first quarter of 2013 which included the sale of the Company's remaining trading securities and the fair value adjustment of other equity securities which remain in our investment portfolio.
Interest Expense
Interest expense was approximately $907 thousand and $1.6 million for the three and six months ended June 30, 2013, respectively as compared to $25 thousand and $53 thousand for the three and six months ended May 31, 2012, respectively. The increase is primarily attributable to the $70 million credit facility which was used to partially fund the Pinedale LGS acquisition, resulting in additional interest costs of approximately $610 thousand and $1.2 million for the three and six months ended June 30, 2013. In connection with the credit facility, we executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR-based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. (See Note 12 of the Notes to the Consolidated Financial Statements for further information regarding interest rate swap derivatives.) Also, a mark-to-market adjustment to the value of the derivatives resulted in noncash charges to interest expense of $72 thousand and $75 thousand for the three and six-months ended June 30, 2013, respectively. The remaining increase is related to cash settlements in connection with the derivatives, amortization of debt issuance costs and a one-time fee of $30 thousand related to the execution of the $20 million revolving credit facility. Interest expense for the three and six months ended May 31, 2012 consisted of interest on PNM debt and margin loan fees on the company's line of credit and Mowood's credit facility. The PNM debt and margin loan were both extinguished during 2012.
Distributions and Dividend Income
The following table shows the gross distributions and dividend income received from our investment securities on a cash basis, less the amounts that were comprised of distributions and dividends not reported in income received from investment securities (return of capital):

Gross Distributions and Dividend Income Received From Investment Securities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Distributions and dividend income received from investment securities	$319,884	$1,245,993	$647,348	$2,384,262
Less: distributions and dividends not reported in income (recorded as a cost reduction)	317,183	1,190,531	631,523	2,243,538
Net distributions and dividends reported as income	$2,701	$55,462	$15,825	$140,724
Net Income:
Income before income taxes for the three and six months ended June 30, 2013 was $665 thousand and $4.5 million, respectively. This compares to $3.2 million and $12.4 million for the three and six months ended May 31, 2012, respectively. The decrease in income is primarily related to the operational changes inherent during the transition from a business development company to a

REIT. The decrease in net realized and unrealized gains on securities as well as the change in composition of our investment portfolio accounts for the majority of the fluctuation from the prior year. At the time we sold certain securities in the first quarter of 2013, we estimated their tax characteristics. Final tax information was provided during the second quarter of 2013, and we recognized additional tax expense related to gains on the sale. Net income attributable to common stockholders was $70 thousand, or $.003 per common share for the three months ended June 30, 2013 and $2.5 million or $.103 per common share for the six months ended June 30, 2013.
FEDERAL AND STATE INCOME TAXATION
We intend to elect to be treated as a REIT for federal income tax purposes (which we refer to as the “REIT Election”) for the calendar and tax year ended December 31, 2013. We anticipate that the Company will satisfy the annual income test and the quarterly assets tests necessary for us to qualify and elect to be taxed as a REIT for 2013. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, during December 2012 we contributed those assets into wholly-owned Taxable REIT Subsidiaries ("TRSs"). This was done in 2012 in order to limit the potential that such assets and income would prevent us from qualifying as a REIT for 2013. Due to the anticipated REIT Election, we changed our fiscal year end from November 30 to December 31.
For tax years ended December 31, 2012 or earlier, the Company is treated as a C corporation and is obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax. For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which prior to 2013 was 15 percent and after 2012 will be 20 percent.
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Due to the restructuring in December 2012, it is expected that for the six months ended June 30, 2013 and future periods, any deferred tax liability or asset will be related entirely to the assets and activities of the Company's TRSs.
In 2013, the Company intends to be taxed as a REIT rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT has accumulated C corporation earnings and profits from the periods prior to 2013, we will distribute such earnings and profits in 2013, which will be treated as QDI. Currently, we do not expect to need to make such a distribution.
We hold and operate certain of our assets through one or more wholly-owned taxable REIT subsidiaries. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. Our use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, we may elect to reorganize and transfer certain assets or operations from our TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries.
If we fail to qualify as a REIT for 2013, the Company, as a C corporation, would be obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.
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

PORTFOLIO UPDATES
Asset descriptions and related operations performed within our portfolio of assets are described in Notes 3 and 4 to the financial statements included in this report. This section provides updates on those operations.
Pinedale LGS
The Lease Agreement with Ultra Newco, a subsidiary of Ultra Petroleum, has a fifteen year initial term and may be extended for additional five-year terms at the sole discretion of Ultra Newco. During the initial fifteen-year term, Pinedale LP will receive a fixed minimum annual rent of $20 million, adjusted annually for changes based on the consumer price index ("CPI"). The annual adjustment for changes in the CPI commences January 1, 2014 (subject to a 2 percent annual cap). Starting in January 2014 we become eligible for a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the LGS in a prior month. On April 1, 2014 the Variable Rent is due depending on the increase in volumes, if any, over the base amount. The maximum annual rental payments under the Lease Agreement during the initial fifteen year term are $27.5 million.
Eastern Interconnect Project
On November 1, 2012, we entered into the Purchase Agreement with PNM to sell our 40 percent undivided interest in the Eastern Interconnect Project ("EIP") upon lease termination on April 1, 2015 for $7.7 million. PNM will also accelerate its remaining lease payments to us. Both lease payments due in 2013 were paid upon execution of the definitive Purchase Agreement on November 1, 2012. The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015, will be paid in full on January 1, 2014.
The Company reevaluated the residual value used to calculate its depreciation of EIP and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expense through the expiration of the lease in April 2015 of approximately $393 thousand per quarter.
Mowood, LLC, A Wholly-Owned Subsidiary
Mowood Corridor, Inc is a wholly-owned taxable REIT subsidiary of the Company. Mowood, LLC ("Mowood") is wholly-owned by Mowood Corridor, Inc, and is the holding company of Omega Pipeline Company, LLC ("Omega").
Omega is a natural gas service provider located primarily on the Fort Leonard Wood military post in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We indirectly hold 100 percent of the equity interests in Omega and Mowood. The Company provides a revolving line of credit to Mowood which allows for a maximum principal balance of $5.3 million. At November 30, 2012, the principal balance outstanding was $3.8 million. At June 30, 2013, the principal balance outstanding was $5.3 million. Omega's operating results for the six months ended June 30, 2013 were as expected and on plan. In contrast, operating results for the comparable period in 2012 were approximately 5 percent higher due to higher margins from several construction projects that were completed. Little to no impact is expected to Omega’s business plan as a result of any governmental spending cuts, related to the Budget Control Act of 2011 (aka budget sequestration).
Private Security Assets
Following is a summary of the fair values of the other equity securities that we held at June 30, 2013 as they compare to the fair values at March 31, 2013.

Fair Value of Other Equity Securities
Portfolio Company	Fair Value at June 30, 2013	Fair Value at March 31, 2013	$ Change	% Change
Lightfoot	$9,546,440	$9,509,002	$37,438	0.39%
VantaCore	$11,693,495	$12,386,852	$(693,357)	(5.60)%
Lightfoot Capital Partners LP and Lightfoot Capital Partners GP LLC

The Company holds a direct investment in Lightfoot Capital Partners LP (6.7 percent) and Lightfoot Capital Partners GP (1.5 percent) (collectively “Lightfoot”). Lightfoot's assets consist of an 83.5 percent interest in Arc Terminals (“Arc”) and a minority position in a Liquefied Natural Gas facility located in Mississippi. Arc is an independent terminal company with a shell capacity of 3.5 million barrels from eleven terminal assets. Arc provides storage and delivery services for gasoline, diesel and bio-diesel fuel, aviation gas, and ethanol, as well as other petroleum products. We hold observation rights on Lightfoot's Board of Directors.

The fair value of Lightfoot as of June 30, 2013 increased $37 thousand, or 0.39 percent, as compared to the valuation at March 31, 2013, primarily due to market value changes in the MLP comparable companies. For its last two quarters, Arc had sufficient distributable cash flow to pay a distribution, but instead retained cash for capital expenditures and potential future acquisitions. Arc continues to concentrate a majority of its capital expenditures on projects that increase revenue and reduce operating expenses. Arc is also analyzing various strategic alternatives and acquisitions that would be expected to provide incremental earnings.
VantaCore Partners LP (“VantaCore”)
VantaCore is a private company focused on acquiring and operating competitively advantaged aggregate and related businesses in the domestic U.S. market. Vantacore's operations consist of an integrated limestone quarry (with permitted surface reserves of about 80 million tons), a dock facility, two asphalt plants and a commercial asphalt lay down business located in Clarksville, Tennessee, a limestone quarry located in Todd County, Kentucky, a sand and gravel business (with approximately 38 million tons of gravel reserves) located near Baton Rouge, Louisiana serving the south central Louisiana market and a surface and underground limestone quarry (with approximately 197 million tons of reserves) located in Pennsylvania serving energy and construction businesses in Pennsylvania, West Virginia and Ohio. We hold observation rights on VantaCore's Board of Directors.
The fair value of VantaCore as of June 30, 2013 decreased $693 thousand, or approximately 5.6 percent, as compared to the fair value at March 31, 2013. The decrease is attributable to changes in VantaCore's debt during the second quarter 2013. Enterprise value remained relatively flat, however, VantaCore increased their borrowings against their revolving credit facility to begin funding capital expenditures during the quarter, which we expect to benefit earnings in the future. VantaCore was again unable to meet its minimum quarterly distribution in cash for its quarter ended March 31, 2013. Therefore, the common and preferred unit holders elected to receive their distributions as a combination of $0.254 per unit in cash and the remainder in preferred units. The Company received approximately $317 thousand in cash and an additional 15,479 preferred units during the three-month period ended June 30, 2013.
Formerly Owned High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)
On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively “NGL”) acquired High Sierra. By March 31, 2013, the Company had liquidated all its NGL holdings. Tax expense related to the sale was recognized in the second quarter.
Formerly Owned International Resource Partners, LP
The escrow receivable due the Company as of November 30, 2012, which relates to the sale of International Resource Partners, LP, was settled during the second quarter of 2013 upon satisfaction of certain post-closing obligations. The fair value of the escrow receivable reflected a discount for the potential that the full amount due to the Company would not be realized. The actual payment received in the amount of $1.0 million exceeded the balance recorded of $699 thousand, resulting in a gain of approximately $308 thousand.
LIQUIDITY AND CAPITAL RESOURCES
At quarter end, we had approximately $13 million, net of near-term obligations, available for future investment. There are opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets. We may invest in assets which are subject to greater leverage, but which would be expected to be non-recourse to us.
Pinedale LP has a $70 million secured term credit facility with KeyBank that provides for monthly payments of principal and interest. Outstanding balances under the credit facility generally accrue interest at a variable annual rate equal to LIBOR plus 3.25%. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest quarterly and is further obligated to pay monthly, beginning March 7, 2014, 0.42% of the amount outstanding on the loan on March 1, 2014.
In December of 2012 we executed interest rate swap derivatives covering $52.5 million of notional value, to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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

On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility is three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "Revolver") will accrue interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility is subject to a borrowing base limitation. If we were to use the Revolver to provide short-term financing for an acquisition, we would expect the assets acquired to be taken into consideration in determining the borrowing base. As of June 30, 2013 there had been no borrowings against the Revolver.
As of June 30, 2013 the securities in our portfolio only included illiquid securities issued by privately-held companies. During the three-month period ended March 31, 2013, we liquidated approximately $4.3 million of our remaining publicly traded securities, and generated cash of approximately $4.6 million. We reported the gains on the securities transactions as Other Income and separate from Income from Operations.
On October 29, 2010, Mowood entered into the Note Payable Agreement with a financial institution with a maximum borrowing base of $1.3 million. The Note Payable Agreement was amended and restated on October 29, 2011 and again amended and restated on October 29, 2012. Borrowings on the Note Payable are secured by all of Mowood's assets. Interest accrues at LIBOR, plus 4 percent (4.19465 percent at June 28, 2013), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 29, 2013. As of June 30, 2013, there were no outstanding borrowings under this agreement. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the Note Payable Agreement as of June 30, 2013.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of June 30, 2013.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$70,000,000	$1,166,666	$6,999,999	$61,833,335	$—
Interest payments on long-term debt		2,439,610	4,579,933	3,112,277	—
Totals		$3,606,276	$11,579,932	$64,945,612	$—
The Mowood Note Payable is not included in the above table because the timing of repayment is uncertain.
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the Acquisition. The primary term of the credit facility is three years, with an option for a one-year extension. Under the KeyBank credit facility, Pinedale LP is obligated to make monthly principal payments, which are to begin in the second year of the term, equal to 0.42 percent of the $70 million loan outstanding. Interest accrues at a variable annual rate equal to LIBOR plus 3.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at June 28, 2013.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MAJOR TENANTS
As of June 30, 2013, the Company had two significant leases. The table below displays the impact of each lease on total leased properties as of June 30, 2013 and total lease revenues for the three and six months ended June 30, 2013.

Significant Leases
	As a Percentage of
	Leased Properties	Lease Revenues
	As of June 30, 2013	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Pinedale LGS	94.20%	88.68%	88.68%
Public Service of New Mexico	5.80%	11.32%	11.32%
Pinedale LGS. In December of 2012, the Company entered into a lease guaranteed by Ultra Petroleum, which is material to the Company. In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward. As of June 30, 2013, approximately 94.2 percent of the Company's leased property, based on the gross book value of real estate investments, was leased to Ultra Petroleum. Approximately 88.68 percent of the Company's total revenue for the three and six-months ended June 30, 2013 was derived from Ultra Petroleum.
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
EIP. The Company's investment in EIP is leased under net operating leases with various terms. As of June 30, 2013, approximately 5.80 percent of the Company's leased property, based on the gross book value of real estate investments, was leased to PNM. Approximately 11.32 percent of the Company's total revenue for the three and six-months ended June 30, 2013 was derived from PNM.
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
DIVIDENDS
Our portfolio of real property assets and investment securities generate cash flow to us from which we pay distributions to stockholders. For the period ended June 30, 2013, the sources of our stockholder distributions were lease income from our real property assets and distributions from our investment securities. The amount of any distribution to the Company is recorded by the Company on the ex-dividend date.
The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. The Board of Directors declared a quarterly distribution of $0.125 per share for the quarter ended June 30, 2013. The dividend was recorded on our balance sheet as a payable as of June 30, 2013 and was paid to shareholders on July 5, 2013. Although, there is no assurance that we will continue to make regular distributions, we continue to believe that our investments should support sustainable 2013 distributions of $0.125 on a quarterly basis.
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
AFFO
We define AFFO as FFO plus transaction costs, amortization of debt issuance costs, deferred leasing costs, above market rent, and certain costs of a nonrecurring nature less maintenance, capital expenditures (if any), amortization of debt premium and adjustments to lease revenue resulting from the EIP sale. Management uses AFFO as a measure of long-term sustainable operations measurement.

We target a total return of 8% to 10% per annum on the infrastructure assets that we own, measured over the long term. We intend to generate this return from the base rent of our leases plus growth through acquisitions and participating portions of our rent. If we are successful growing our AFFO per share of common stock, we anticipate being able to increase distributions to our stockholders. In addition, the increase in our AFFO per share of common stock should result in capital appreciation. For our business as a whole, a key performance measure is AFFO yield, defined as AFFO divided by invested capital, which measures the sustainable return on capital that we have deployed.
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
The following table presents a comparison of FFO and AFFO for the three and six months ended June 30, 2013:

FFO and AFFO Reconciliation
	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Net Income (attributable to CorEnergy Stockholders):	$70,072	$2,482,825
Add:
Depreciation and amortization attributable to CorEnergy Stockholders	2,446,028	4,891,686
Distributions received from investment securities	317,184	644,648
Income tax expense, net	241,754	1,262,698
Less:
Net realized and unrealized gain on trading securities	—	316,063
Net realized and unrealized gain (loss) on other equity securities	(30,976)	2,395,010
Funds from operations (FFO)	3,106,014	6,570,784
Add:
Transaction costs attributable to CorEnergy Stockholders	91,679	123,496
Amortization of debt issuance costs attributable to CorEnergy Stockholders	104,662	209,449
Amortization of deferred lease costs attributable to CorEnergy Stockholders	12,687	25,323
Amortization of above market leases	72,985	145,970
Noncash costs associated with derivative instruments	58,234	60,950
Nonrecurring personnel costs	113,232	113,232
Less:
EIP Lease Adjustment	542,809	1,085,618
Adjusted funds from operations (AFFO)	$3,016,684	$6,163,586
FFO
FFO for the three and six months ended June 30, 2013 totals approximately $3.1 million and $6.6 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the three and six months ended June 30, 2013 by eliminating a net realized and unrealized gain (loss) on other equity securities of approximately $(31.0) thousand and $2.4 million, respectively; eliminating net realized and unrealized gain on trading securities of zero and approximately $316 thousand, respectively; adding distributions received from investment securities of approximately $317 thousand and $645 thousand, respectively; and adding back income tax expense of approximately $242 thousand and $1.3 million, respectively.

AFFO
AFFO for the three and six months ended June 30, 2013 total approximately $3.0 million and $6.2 million, respectively. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease income associated with the EIP investment. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect EIP lease income contribution to CorEnergy-sustainable FFO. CorEnergy believes that the portion of the EIP lease income attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. There were no material changes to our market risk exposure at June 30, 2013 as compared to the end of our preceding fiscal period of November 30, 2012.
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
As of June 30, 2013, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $21.2 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $1.3 million.
Long term debt used to finance our acquisitions may be based on floating or fixed rates. As of June 30, 2013, we had $70 million in long term debt. The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves.
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
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting, as defined in rule 13a-15(f) and 15d- 15(f) of the Exchange Act that occurred during the quarterly period ending June 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting

Oversight and Monitoring
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the six months ended June 30, 2013 that were not registered under the 1933 Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

The Board of Directors of the Company approved a new Management Agreement between the Company and Corridor InfraTrust Management, LLC (the "Manager"). That new agreement became effective as of July 1, 2013. The new agreement does not change in any respect the terms for determination or payment of compensation for the Manager, does not have a specific term, and will remain in place unless terminated by the Company or the Manager in the manner permitted pursuant to the agreement.

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Second Amended and Restated Bylaws (1)
10.1	Management Agreement dated August 7, 2013 between CorEnergy Infrastructure Trust, Inc. and Corridor InfraTrust Management, LLC
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

(1) Incorporated by reference to the Company's current report on Form 8-K, filed July 31, 2013

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

August 9, 2013

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)

August 9, 2013