Form 10-Q
period 2013-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2013-11-12
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
As of October 31, 2013, the registrant had 24,156,163 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the 2012 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K for the year ended November 30, 2012.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	November 30, 2012
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $9,967,558, and $1,131,680, respectively	$234,763,415	$12,995,169
Other equity securities, at fair value	22,168,268	19,866,621
Cash and cash equivalents	18,918,718	14,333,456
Trading securities, at fair value	—	55,219,411
Property and equipment, net of accumulated depreciation of $1,966,766 and $1,751,202, respectively	3,389,401	3,589,022
Escrow receivable	—	698,729
Accounts receivable	1,142,898	1,570,257
Intangible lease asset, net of accumulated amortization of $656,863 and $413,580, respectively	437,908	681,191
Deferred debt issuance costs, net of accumulated amortization of $401,942 and $0, respectively	1,146,411	—
Deferred lease costs, net of accumulated amortization of $47,930 and $0, respectively	872,533	—
Hedged derivative asset	516,305	—
Current tax asset	770,763	—
Prepaid expenses and other assets	268,040	2,477,977
Total Assets	$284,394,660	$111,431,833
Liabilities and Equity
Long-term debt	$70,000,000	$—
Accounts payable and other accrued liabilities	2,574,541	2,885,631
Dividends payable to shareholders	3,018,990	—
Lease obligation	—	27,522
Deferred tax liability	4,576,499	7,172,133
Line of credit	—	120,000
Unearned revenue	—	2,370,762
Total Liabilities	$80,170,030	$12,576,048
Equity
Warrants, no par value; 945,594 issued and outstanding at September 30, 2013 and November 30, 2012 (5,000,000 authorized)	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 24,151,870 shares issued and outstanding at September 30, 2013 and 9,190,667 shares issued and outstanding at November 30, 2012 (100,000,000 shares authorized)	24,152	9,191
Additional paid-in capital	173,411,657	91,763,475
Accumulated retained earnings	—	5,712,419
Accumulated other comprehensive income	658,470	—
Total CorEnergy Equity	175,464,979	98,855,785
Non-controlling Interest	28,759,651	—
Total Equity	204,224,630	98,855,785
Total Liabilities and Equity	$284,394,660	$111,431,833
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	August 31, 2012	September 30, 2013	August 31, 2012
Revenue
Lease revenue	$5,638,244	$638,244	$16,914,732	$1,914,732
Sales revenue	1,935,868	1,927,626	6,381,213	5,804,894
Total Revenue	7,574,112	2,565,870	23,295,945	7,719,626
Expenses
Cost of sales (excluding depreciation expense)	1,411,318	1,381,161	4,891,305	4,416,947
Management fees, net of expense reimbursements	647,380	298,051	1,937,588	800,397
Asset acquisition expenses	640,302	144,270	725,513	238,969
Professional fees	305,326	419,340	1,191,017	796,853
Depreciation expense	2,857,412	246,804	8,571,860	740,437
Amortization expense	15,342	—	45,963	—
Operating expenses	204,446	196,644	714,830	558,450
Directors’ fees	74,437	28,739	124,994	58,050
Other expenses	129,748	47,114	403,766	182,776
Total Expenses	6,285,711	2,762,123	18,606,836	7,792,879
Operating Income (Loss)	$1,288,401	$(196,253)	$4,689,109	$(73,253)
Other Income (Expense)
Net distributions and dividend income	$568,332	$(502,176)	$584,157	$(361,452)
Net realized and unrealized gain (loss) on trading securities	(567,276)	5,935,768	(251,213)	5,197,958
Net realized and unrealized gain on other equity securities	1,439,296	2,556,734	3,834,306	15,463,335
Interest expense	(818,134)	(16,780)	(2,462,790)	(69,418)
Total Other Income (Expense)	622,218	7,973,546	1,704,460	20,230,423
Income before income taxes	1,910,619	7,777,293	6,393,569	20,157,170
Taxes
Current tax expense (benefit)	(680,281)	19,265	187,367	29,265
Deferred tax expense	1,785,406	2,769,520	2,180,456	7,415,596
Income tax expense, net	1,105,125	2,788,785	2,367,823	7,444,861
Net Income	805,494	4,988,508	4,025,746	12,712,309
Less: Net Income attributable to non-controlling interest	366,042	—	1,103,469	—
Net Income attributable to CORR Stockholders	$439,452	$4,988,508	$2,922,277	$12,712,309

Net income	$805,494	$4,988,508	$4,025,746	$12,712,309
Other comprehensive income:
Changes in fair value of qualifying hedges attributable to CORR Stockholders	(262,972)	—	658,470	—
Changes in fair value of qualifying hedges attributable to non-controlling interest	(61,485)	—	153,954	—
Net Change in Other Comprehensive Income	$(324,457)	$—	$812,424	$—
Total Comprehensive Income	481,037	4,988,508	4,838,170	12,712,309
Less: Comprehensive income attributable to non-controlling interest	304,557	—	1,257,423	—
Comprehensive Income (Loss) attributable to CORR Stockholders	$176,480	$4,988,508	$3,580,747	$12,712,309

Earnings Per Common Share:
Basic and Diluted	$0.02	$0.54	$0.12	$1.38
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	24,151,700	9,182,699	24,147,163	9,180,776
Dividends declared per share	$0.125	$0.110	$0.375	$0.330
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount	Warrants
Balance at November 30, 2011	9,176,889	$9,177	$1,370,700	$95,682,738	$—	$(6,636,302)	$—	$90,426,313
Net Income	—	—	—	—	—	12,348,721	—	12,348,721
Distributions to stockholders sourced as return of capital	—	—	—	(4,040,273)	—	—	—	(4,040,273)
Reinvestment of distributions to stockholders	13,778	14	—	121,010	—	—	—	121,024
Balance at November 30, 2012	9,190,667	9,191	1,370,700	91,763,475	—	5,712,419	—	98,855,785
Net Loss	—	—	—	—	—	(1,503,396)	(18,347)	(1,521,743)
Net offering proceeds	14,950,000	14,950	—	83,493,200	—	—	—	83,508,150
Non-controlling interest contribution	—	—	—	—	—	—	30,000,000	30,000,000
Balance at December 31, 2012 (Unaudited)	24,140,667	24,141	1,370,700	175,256,675	—	4,209,023	29,981,653	210,842,192
Net Income	—	—	—	—	—	2,922,277	1,103,469	4,025,746
Dividends	—	—	—	(1,923,762)	—	(7,131,300)	—	(9,055,062)
Distributions to Non-controlling interest	—	—	—	—	—	—	(2,479,425)	(2,479,425)
Reinvestment of dividends paid to stockholders	11,203	11	—	78,744	—	—	—	78,755
Net change in cash flow hedges	—	—	—	—	658,470	—	153,954	812,424
Balance at September 30, 2013 (Unaudited)	24,151,870	$24,152	$1,370,700	$173,411,657	$658,470	$—	$28,759,651	$204,224,630
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30, 2013	August 31, 2012
Operating Activities
Net Income	$4,025,746	$12,712,309
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions received from investment securities	(567,276)	3,685,593
Deferred income tax, net	2,180,456	7,415,596
Depreciation	8,571,860	740,437
Amortization	650,330	132,934
Realized and unrealized (gain) loss on trading securities	251,213	(5,197,958)
Realized and unrealized gain on other equity securities	(3,834,306)	(15,463,335)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(220,004)	402,204
Increase in lease receivable	—	(711,229)
(Increase) decrease in prepaid expenses and other assets	330,715	(1,418,941)
Increase (decrease) in accounts payable and other accrued liabilities	(1,571,999)	535,745
Net change in derivative contracts, not designated as hedges	64,123	—
Decrease in current income tax liability	(4,626,710)	—
Decrease in unearned revenue	(2,133,685)	—
Net cash provided by operating activities	$3,120,463	$2,833,355
Investing Activities
Proceeds from sale of long-term investment of trading and other equity securities	5,563,865	9,354,272
Deferred lease costs	(5,620)	—
Acquisition expenditures	(37,696)	—
Purchases of property and equipment	(42,242)	(30,321)
Proceeds from sale of property and equipment	—	3,076
Return of capital on distributions received	1,142,488	—
Net cash provided by investing activities	$6,620,795	$9,327,027
Financing Activities
Payments on lease obligation	(20,698)	(59,702)
Debt financing costs	(10,999)	—
Net change in derivative contracts, designated as hedges	(34,884)	—
Dividends paid	(6,036,072)	(1,952,477)
Distributions to non-controlling interest	(2,479,425)	—
Advances on revolving line of credit	139,397	2,585,000
Payments on revolving line of credit	(139,397)	(2,460,000)
Payments on long-term debt	—	(1,283,000)
Dividend reinvestment	78,755	—
Net cash used in financing activities	$(8,503,323)	$(3,170,179)
Net Change in Cash and Cash Equivalents	$1,237,935	$8,990,203
Cash and Cash Equivalents at beginning of period	17,680,783	2,793,326
Cash and Cash Equivalents at end of period	$18,918,718	$11,783,529

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,948,486	$155,450
Income taxes paid	$4,781,617	$96,000
Non-Cash Investing Activities
Security proceeds from sale in long-term investment of other equity securities	$—	$26,565,400
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$78,755	$66,884
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013
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
The Company's consolidated financial statements include the Company's direct or indirect wholly-owned subsidiaries. In our December 2012 restructuring, we created taxable REIT subsidiaries to hold our remaining securities portfolio (Corridor Public Holdings, Inc. and its wholly-owned subsidiary Corridor Private Holdings, Inc.) and to hold our operating business (Mowood Corridor, Inc. and its wholly-owned subsidiary, Mowood, LLC ("Mowood"), which is the holding company for Omega Pipeline Company, LLC (“Omega”)). Omega owns and operates a natural gas distribution system in Fort Leonard Wood, Missouri. Omega is responsible for purchasing and coordinating delivery of natural gas to Fort Leonard Wood, as well as performing maintenance and expansion of the pipeline. In addition, Omega provides gas marketing services to local commercial end users. Also consolidated as a wholly-owned subsidiary is Pinedale GP, Inc., owner of the general partner interest in the entity that owns the Pinedale LGS (see Note 3 for additional information). All significant inter-company balances and transactions have been eliminated in consolidation. The Company's financial statements also present minority interests in the case of entities that are not wholly-owned subsidiaries of the Company.
Change in Fiscal Year End
On February 5, 2013, the Board of Directors of the Company approved a change in the Company's fiscal year end from November 30 to December 31. This change to the calendar year reporting cycle began January 1, 2013. As a result of the change, the Company reported a December 2012 fiscal month transition period, which was reported in the Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 2013 and will be in the Company's Annual Report of Form 10-K for the calendar year ending December 31, 2013.
Financial information for the three and nine months ended September 30, 2012 has not been included in this Form 10-Q for the following reasons: (i) the three and nine months ended August 31, 2012 provide as meaningful a comparison to the three and nine months ended September 30, 2013 as would the three and nine months ended September 30, 2012; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and nine months ended September 30, 2012 were presented in lieu of results for the three and nine months ended August 31, 2012; and (iii) it was not practicable or cost justified to prepare this information.

Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature.
Operating results for the three and nine months ended September 30, 2013 and August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2012 filed with the SEC on February 13, 2013.
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
B. Leased Property – The Company includes assets subject to lease arrangements within Leased property, net of accumulated depreciation, in the Consolidated Balance Sheets. Lease payments received are reflected in lease revenue on the Consolidated Statements of Income, net of amortization of any off-market adjustments. Costs in connection with the creation and execution of a lease are capitalized and amortized over the lease term. See Note 4 for further discussion.
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
The Company may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and the Company may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, the Company will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense. The Company periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. No impairment write-downs were recognized during the three and nine months ended September 30, 2013 and August 31, 2012.

Costs in connection with the direct acquisition of a new asset are capitalized as a component of the purchase price and depreciated over the life of the asset. See Note 4 for further discussion.
E. Investment Securities – The Company’s investments in securities are classified as either trading or other equity securities:

•
Trading securities – The Company’s publicly traded equity securities are classified as trading securities and are reported at fair value as of November 30, 2012 because the Company intended to sell these securities in order to acquire real asset investments. As of March 31, 2013, all trading securities had been sold.

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

The major components of net realized and unrealized gain or loss on trading securities for the three and nine months ended September 30, 2013 and August 31, 2012 are as follows:

Major Components of Net Realized and Unrealized Gain (Loss) on Trading Securities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	August 31, 2012	September 30, 2013	August 31, 2012
Net unrealized gain on trading securities	$—	$5,911,138	$751,004	$5,173,328
Net realized gain (loss) on trading securities	(567,276)	24,630	(1,002,217)	24,630
Total net realized and unrealized gain (loss) on trading securities	$(567,276)	$5,935,768	$(251,213)	$5,197,958
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
G. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At September 30, 2013, Management determined that an allowance for doubtful accounts related to our leases was not required. Lease payments by our tenants, as discussed within Note 4, have remained timely and without lapse.
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
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
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
J. Revenue Recognition – Specific recognition policies for the Company’s revenue items are as follows:

•
Lease Revenue – Income related to the Company’s leased property is recognized on a straight-line basis over the term of the lease when collectibility is reasonably assured. Rental payments on the Pinedale LGS leased property are typically received on a monthly basis. Prior to November 1, 2012 rental payments on the EIP leased property were typically received on a semi-annual basis and were included as lease revenue within the accompanying Consolidated Statements of Income. Upon execution of the November 1, 2012 Purchase Agreement related to the EIP leased property (the "Purchase Agreement"), rental payments received in advance are classified as unearned revenue and included in liabilities within the Consolidated Balance Sheets. Unearned revenue is amortized ratably over the lease period as revenue recognition criteria are met. Rental payments received in arrears are accrued and classified as Lease Receivable and included in assets within the Consolidated Balance Sheets.

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
O. Distributions to Stockholders – The amount of any distributions to stockholders will be determined by the Board of Directors. Distributions to stockholders are recorded on the ex-dividend date.
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

•
Subsequent to November 30, 2012, the Company reallocated the amount of 2012 income and return of capital it recognized for the period December 1, 2011 to November 30, 2012 based on the 2012 tax reporting information received from the individual portfolio companies. This reclassification amounted to an increase in net distributions and dividend income on securities of $567 thousand or $.06 per share; a decrease in net realized and unrealized gains on trading and other equity securities of $567 thousand or $.06 per share for the year ended November 30, 2012.

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

Q. Federal and State Income Taxation – We intend to elect to be treated as a REIT for federal income tax purposes (which we refer to as the “REIT Election”) for the calendar and tax year ended December 31, 2013. We anticipate that the Company will satisfy the annual income test and the quarterly asset tests necessary for us to qualify and elect to be taxed as a REIT for 2013. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, during December 2012 we contributed those assets into wholly-owned Taxable REIT Subsidiaries ("TRSs"). This was done in 2012 in order to limit the potential that such assets and income would prevent us from qualifying as a REIT for 2013. Due to the REIT Election, we changed our fiscal year end from November 30 to December 31.
As to the nine months ended August 31, 2012, the Company is treated as a C corporation and is obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax. For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 will be 20 percent.
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Due to the restructuring in December 2012, it is expected that for the three and nine months ended September 30, 2013 and future periods, any deferred tax liability or asset will be related entirely to the assets and activities of the Company's TRSs.
The Company expects to be taxed as a REIT for 2013 rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT has accumulated C corporation earnings and profits from the periods prior to 2013, we will distribute such earnings and profits in 2013, which will be treated as QDI. Currently, we do not expect to need to make such a distribution.
The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more wholly-owned TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. Our use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, we may elect to reorganize and transfer certain assets or operations from our TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries.
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
In July 2013, the FASB issued ASU No. 2013-10 "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". ASU No. 2013-10 amends FASB ASC Topic 815 Derivatives and Hedging, to permit Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendment also removes the restriction on using different benchmark rates for similar hedges. ASU No. 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has adopted this amendment and it did not have a material impact on the Company's consolidated financial statements.
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
Physical Assets
Construction of the Pinedale LGS was completed by Ultra Petroleum in 2010. It consists of more than 150 miles of pipelines with 107 receipt points and four above-ground central gathering facilities. The system is used by Ultra Petroleum as a method of separating water, condensate and associated flash gas from a unified stream and subsequently selling or treating and disposing of the separated products. Prior to entering the Pinedale LGS, a commingled hydrocarbon stream is separated into wellhead natural gas and a liquids stream. The wellhead natural gas is transported to market by a third party. The remaining liquids, primarily water, are transported by the Pinedale LGS to one of its four central gathering facilities where they pass through a three-phase separator which separates condensate, water and associated natural gas. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and the natural gas is sold or otherwise used by Ultra Petroleum for fueling on-site operational equipment. To date, no major operational issues have been reported with respect to the Pinedale LGS.
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for the three and nine months ended September 30, 2013 was $2.2 million and $6.7 million, respectively.
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

Eastern Interconnect Project (EIP)
Physical Assets
The EIP transmission assets are utilized by the lessee to move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolt transmission lines, towers, easement rights, converters and other grid support components. Originally, the assets were depreciated for book purposes over an estimated useful life of 20 years. Pursuant to the Purchase Agreement discussed in Note 4, the Company reevaluated the residual value used to calculate its depreciation of the EIP, and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expenses beginning in November of 2012 through the expiration of the lease in April 2015.
The amount of depreciation expense related to the EIP leased property for the three and nine months ended September 30, 2013 was $570 thousand and $1.7 million, respectively, as compared to $177 thousand and $530 thousand for the three and nine months ended August 31, 2012, respectively. The three and nine months ended September 30, 2013 amounts include incremental depreciation of approximately $393 thousand and $1.2 million, respectively.
See Note 4 for further information regarding the PNM Lease Agreement (as defined therein).
Debt
The Company assumed a note with an outstanding principal balance of $3.4 million. The debt was collateralized by the EIP transmission assets. The note, which accrued interest at an annual rate of 10.25 percent, and had principal and interest payments due on a semi-annual basis, was paid in full on October 1, 2012.
4. LEASES
As of September 30, 2013 the Company had two significant leases. The table below displays the impact of each lease on total leased properties and total lease revenues for the periods presented. As of August 31, 2012, the Company's only lease was with the Public Service Company of New Mexico, which therefore comprised 100 percent of the Company's leased properties and lease revenues.

	As a Percentage of
	Leased Properties	Lease Revenues
	As of September 30, 2013	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Pinedale LGS	94.23%	88.68%	88.68%
Public Service of New Mexico	5.77%	11.32%	11.32%
Pinedale LGS
Pinedale LP entered into a long-term triple net Lease Agreement on December 20, 2012, relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”) with Ultra Wyoming LGS, LLC, another indirect wholly-owned subsidiary of Ultra Petroleum (“Ultra Newco”). Ultra Newco utilizes the Pinedale LGS to gather and transport a commingled stream of oil, natural gas and water, then further utilizes the Pinedale LGS to separate this stream into its separate components. Ultra Newco's obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum's operating subsidiary, Ultra Resources, Inc. (“Ultra Resources”), pursuant to the terms of a Parent Guaranty (the “Guaranty”). Annual rent for the initial term under the Pinedale Lease Agreement is a minimum of $20 million (as adjusted annually for changes based on the Consumer Price Index (“CPI”), subject to annual maximum adjustments of 2 percent), with the exact rental amount determined by the actual volume of the components handled by the Pinedale LGS, subject to Pinedale LP not being in default under the Pinedale Lease Agreement. Total annual rent may not exceed $27.5 million.
As of September 30, 2013, approximately $873 thousand of net deferred lease costs are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15 year life of the Pinedale LGS lease. For the three and nine months ended September 30, 2013, $15 thousand and $46 thousand, respectively, is included in amortization expense within the Consolidated Statements of Income. Approximately $2.6 million in gross asset acquisition costs related to the Pinedale LGS acquisition is included in Leased Property within the Consolidated Balance Sheets. The asset acquisition costs will be depreciated over the anticipated 26 year life of the newly acquired asset and will be included in depreciation expense within the Consolidated Statements of Income.

The assets which comprise the Pinedale LGS include real property and land rights to which the purchase consideration was allocated based on relative fair values and equaled $122.3 million and $105.7 million, respectively.   The land rights are being depreciated over the 26 year life of the related land lease with associated depreciation expense expected to be approximately $4.1 million for each of the next five years.

In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on the results of operation going forward.
Ultra Petroleum is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason not to believe the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. Summary Consolidated Balance Sheets and Consolidated Statements of Operations for Ultra Petroleum are provided below.

Ultra Petroleum Corp. Summary Consolidated Balance Sheets (in thousands)
	September 30, 2013	December 31, 2012
	(UNAUDITED)
Current assets	$96,060	$125,848
Non-current assets	1,972,896	1,881,497
Total Assets	$2,068,956	$2,007,345

Current liabilities	339,914	514,092
Non-current liabilities	2,105,882	2,071,120
Total Liabilities	$2,445,796	$2,585,212

Shareholder's (deficit)	(376,840)	(577,867)
Total Liabilities and Shareholder's Equity	$2,068,956	$2,007,345

Ultra Petroleum Corp. Summary Consolidated Statements of Operations (Unaudited) (in thousands)
	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$221,205	$196,375	$708,207	$592,789
Expenses	136,389	763,330	419,387	3,012,070
Operating Income (Loss)	84,816	(566,955)	288,820	(2,419,281)
Other Income (Expense), net	(20,525)	(35,016)	(88,863)	5,439
Income (Loss) before income tax provision (benefit)	64,291	(601,971)	199,957	(2,413,842)
Income tax provision (benefit)	381	175	3,240	(708,977)
Net Income (Loss)	$63,910	$(602,146)	$196,717	$(1,704,865)

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
On November 1, 2012 the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP upon termination of the PNM Lease Agreement on April 1, 2015 for $7.68 million. Upon execution of the Agreement, the schedule of the lease payments under the PNM Lease Agreement was changed so that the last scheduled semi-annual lease payment was received by the Company on October 1, 2012. Additionally, PNM's remaining basic lease payments due to the Company were accelerated. The semi-annual payments of approximately $1.4 million that were originally scheduled to be paid on April 1, and October 1, 2013, respectively, were received by the Company on November 1, 2012. Therefore, as of November 30, 2012, PNM had paid $2.4 million in future minimum lease payments in advance. The amount is reported as an unearned revenue liability within the Consolidated Balance Sheets. As of September 30, 2013 there were no remaining advance payments included in unearned revenue. The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015 are scheduled to be paid in full on January 1, 2014.
In conjunction with the November 1, 2012 Purchase Agreement, the Company reevaluated the residual value used to calculate its depreciation of the EIP, and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expenses beginning in November of 2012 through the expiration of the lease in April 2015. The incremental depreciation amounts to approximately $393 thousand per quarter.
In view of the fact that the PNM lease is a significant source of revenue and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company have a considerable impact on the results of operations.
PNM Resources is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of PNM Resources can be found on the SEC's web site at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason not to believe the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way, form a part of this filing.

The future contracted minimum rental receipts for all net leases as of September 30, 2013 are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2013	$5,000,000
2014	24,267,371
2015	20,000,000
2016	20,000,000
2017	20,000,000
Thereafter	199,354,839
Total	$288,622,210

5. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of September 30, 2013 and November 30, 2012 are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2013	November 30, 2012
Deferred Tax Assets:
Organization costs	$—	$(17,668)
Net operating loss carryforwards	(62,742)	(6,411,230)
Net unrealized loss on investment securities	(636,708)	—
Cost recovery of leased and fixed assets	(918,566)	(36,443)
Asset acquisition costs	—	(134,415)
AMT and State of Kansas credit	—	(196,197)
Sub-total	$(1,618,016)	$(6,795,953)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$6,194,515	$11,655,817
Net unrealized gain on investment securities	—	2,312,269
Sub-total	6,194,515	13,968,086
Total net deferred tax liability	$4,576,499	$7,172,133
For the period ended September 30, 2013, the total deferred tax liability presented above relates to assets held in the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of September 30, 2013, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.
Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three and nine months ended September 30, 2013 and August 31, 2012 to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	August 31, 2012	September 30, 2013	August 31, 2012
Application of statutory income tax rate	$540,602	$2,722,054	$1,851,535	$7,055,010
State income taxes, net of federal tax benefit	120,139	155,106	191,978	479,459
Dividends received deduction	—	12	—	(1,221)
Income of Real Estate Investment Trust	444,384	—	324,310	—
Other	—	(88,387)	—	(88,387)
Total income tax expense	$1,105,125	$2,788,785	$2,367,823	$7,444,861

Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate, which was approximately 2.26 percent for the periods presented above. The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. For the periods ended September 30, 2013, all of the income tax expense presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	August 31, 2012	September 30, 2013	August 31, 2012
Current tax expense (benefit)
Federal	$(665,471)	$—	$149,550	$—
State (net of federal tax benefit)	(14,810)	38,107	37,817	38,107
AMT benefit	—	(18,842)	—	(8,842)
Total current tax expense (benefit)	(680,281)	19,265	187,367	29,265
Deferred tax expense
Federal	1,650,457	2,601,535	2,026,295	6,965,804
State (net of federal tax benefit)	134,949	167,985	154,161	449,792
Total deferred tax expense	1,785,406	2,769,520	2,180,456	7,415,596
Total income tax expense, net	$1,105,125	$2,788,785	$2,367,823	$7,444,861
As of November 30, 2012, the Company had a net operating loss for federal income tax purposes of approximately $17.2 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss would have expired as follows: $8 thousand, $4.0 million, $3.4 million, $24 thousand and $9.8 million in the years ending November 30, 2028, 2029, 2030, 2031 and 2032 respectively. In the period ending December 31, 2012, all Net Operating Losses of the Company were utilized to reduce the Company's current tax liability. A Net Operating Loss of $20 thousand has been incurred by a TRS for the nine months ended September 30, 2013. As of November 30, 2012, an alternative minimum tax credit of $194 thousand was available, which was fully utilized as of December 31, 2012.
The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	September 30, 2013	November 30, 2012
Aggregate cost for federal income tax purposes	$7,251,982	$41,995,195
Gross unrealized appreciation	14,916,286	33,892,176
Gross unrealized depreciation	—	(801,340)
Net unrealized appreciation	$14,916,286	$33,090,836
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	September 30, 2013	November 30, 2012
Natural gas pipeline	$5,215,424	$5,215,424
Vehicles and trailers	125,117	110,782
Computers	15,626	14,018
Gross property and equipment	5,356,167	5,340,224
Less: accumulated depreciation	(1,966,766)	(1,751,202)
Net property and equipment	$3,389,401	$3,589,022

The amounts of depreciation of property and equipment recognized for the three and nine months ended September 30, 2013 and August 31, 2012 were $71 thousand, $70 thousand, $212 thousand, and $211 thousand, respectively.

7. CONCENTRATIONS
Prior to 2013, the Company had historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of September 30, 2013, investments in securities of energy infrastructure companies represented approximately 7.79 percent of the Company’s total assets. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT-qualified.
Mowood, the Company’s wholly-owned subsidiary, has a ten-year contract, expiring in 2015, with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. Revenue related to the DOD contract accounted for 64 percent and 79 percent of our sales revenue for the three and nine months ended September 30, 2013, respectively, as compared to 69 percent and 82 percent for the three and nine months ended August 31, 2012, respectively. Mowood, through its wholly-owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 81 percent and 84 percent of the consolidated accounts receivable balances at September 30, 2013 and November 30, 2012, respectively.
Mowood’s contracts for its supply of natural gas are concentrated among select providers. Purchases from its largest supplier of natural gas accounted for 34 percent and 32 percent, of our cost of sales for the three and nine months ended September 30, 2013, respectively. This compares to 19 percent and 13 percent for the three and nine months ended August 31, 2012, respectively.
8. MANAGEMENT AND ADVISORY AGREEMENTS
On December 1, 2011, the Company executed a Management Agreement with Corridor InfraTrust Management, LLC (“Corridor”). The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s average monthly Managed Assets for such quarter. For purposes of the Management Agreement, “Managed Assets” means all of the securities of the Company and all of the real property assets of the Company (including any securities or real property assets purchased with or attributable to any borrowed funds) minus all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, “securities” includes the Company’s security portfolio, valued at then current market value. For purposes of the definition of Managed Assets, “real property assets” includes the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated, valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.) The Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock. A new Management Agreement between the Company and Corridor was approved by the Board of Directors and became effective July1, 2013. The new agreement does not change in any respect the terms for determination or payment of compensation for the Manager, does not have a specific term, and will remain in place unless terminated by the Company or the Manager in the manner permitted pursuant to the agreement.
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

9. FAIR VALUE OF OTHER SECURITIES
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of September 30, 2013, and November 30, 2012. These assets and liabilities are measured on a recurring basis.

September 30, 2013
	September 30, 2013	Fair Value
		Level 1	Level 2	Level 3
Assets:
Trading securities	$—	$—	$—	$—
Other equity securities	22,168,268	—	—	22,168,268
Total Assets	$22,168,268	$—	$—	$22,168,268

November 30, 2012
	November 30, 2012	Fair Value
		Level 1	Level 2	Level 3
Assets:
Trading securities	$55,219,411	$27,480,191	$27,739,220	$—
Other equity securities	19,866,621	—	—	19,866,621
Total Assets	$75,086,032	$27,480,191	$27,739,220	$19,866,621
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2013 are as follows:

	For the Nine Months Ended
	September 30, 2013	August 31, 2012
Fair value beginning balance	$19,707,126	$41,856,730
Total realized and unrealized gains included in net income	3,509,432	15,467,845
Sales	—	(35,919,672)
Return of capital adjustments impacting cost basis of securities	(1,048,290)	(1,875,120)
Fair value ending balance	$22,168,268	$19,529,783
Changes in unrealized gains, included in net income, relating to securities still held (1)	$3,509,432	$(355,223)
(1) Located in Net realized and unrealized gain (loss) on other equity securities in the Consolidated Statements of Income
As of May 31, 2012, the Company’s other equity securities, which represented equity interests in private companies, and were classified as Level 3 assets, included High Sierra Energy, LP. On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively “NGL”) acquired High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively “High Sierra”) pursuant to which NGL, a New York Stock Exchange listed company, paid to the limited partners of High Sierra approximately $9.4 million in cash and approximately 1.2 million newly issued units of NGL. A realized gain of $15.8 million was recognized during the third quarter of 2012 upon the sale. These NGL units are classified as a Level 2 Trading security above as of November 30, 2012. By March 31, 2013, the Company had liquidated all its NGL holdings.
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three and nine-month periods ended September 30, 2013 and August 31, 2012.

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

The following table summarizes the significant unobservable inputs that the Company uses to value its portfolio investments categorized as Level 3 as of September 30, 2013.
Quantitative Table for Valuation Techniques

Significant Unobservable Inputs Used To Value Portfolio Investments
			Unobservable Inputs	Range		Weighted Average
Assets at Fair Value	Fair Value	Valuation Technique		Low	High
Other equity securities, at fair value	$22,168,268	Public company historical EBITDA analysis	Historical EBITDA Valuation Multiples	10.0x	13.3x	11.7x
		Public company projected EBITDA analysis	Projected EBITDA Valuation Multiples	9.3x	11.1x	10.2x
		M&A company analysis	EV/LTM 2012 EBITDA	8.3x	10.7x	9.5x
		Discounted cash flow	Weighted Average Cost of Capital	9.5%	13.9%	11.7%

As of September 30, 2013 and November 30, 2012, the Company held a 6.7% equity interest in Lightfoot Capital Partners LP and an 11.1% equity interest in VantaCore Partners LP.

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

Escrow Receivable — The escrow receivable due to the Company as of November 30, 2012, which relates to the sale of International Resource Partners, LP, was anticipated to be released upon satisfaction of certain post-closing obligations and/or the expiration of certain time periods (the shortest of which was to be 14 months from the April 2011 closing date of the sale). As of November 30, 2012, the fair value of the escrow receivable reflected a discount for the potential that the full amount due to the Company would not be realized. No clear agreement had been reached as to the remaining escrow balance and Management anticipated that it may take more than a year to satisfy other post-closing obligations, prior to receiving the approximately $699 thousand escrow balance. As of June 30, 2013, the final payment from the sale was received.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the Company’s current expected rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2013		November 30, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$18,918,718	$18,918,718	$14,333,456	$14,333,456
Escrow receivable	Level 2	$—	$—	$698,729	$698,729
Financial Liabilities:
Long-term debt	Level 2	$70,000,000	$70,000,000	$—	$—
Line of credit	Level 1	$—	$—	$120,000	$120,000

10. INTANGIBLES
The Company has recorded an intangible lease asset, related to the PNM Lease Agreement, for the fair value of the amount by which the remaining contractual lease payments exceed market lease rates at the time of acquisition. The intangible lease asset is being amortized on a straight-line basis over the life of the lease term, which expires on April 1, 2015. Quarterly amortization of the intangible lease asset totaling $73 thousand for the three months ended September 30, 2013 and August 31, 2012, and $219 thousand for the nine months ended September 30, 2013 and August 31, 2012, is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. These same amounts are included in Amortization expense in the accompanying Consolidated Statements of Cash Flows.

Intangible Lease Asset
	September 30, 2013	November 30, 2012
Intangible lease asset	$1,094,771	$1,094,771
Accumulated amortization	(656,863)	(413,580)
Net intangible lease asset	$437,908	$681,191

Remaining Estimated Amortization On Intangibles
Year ending December 31,	Amount
2013	$72,985
2014	291,938
2015	72,985
Total	$437,908
11. CREDIT FACILITIES
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Funding of the credit facility was conditioned on our contribution of the proceeds of the stock issuance to Pinedale LP and the receipt by Pinedale LP of the $30 million co-investment funds from Prudential. Outstanding balances under the credit facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent (3.43 percent as of September 30, 2013). The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest quarterly and is further obligated to make monthly principal payments, beginning March 7, 2014, in the amount of $292 thousand or 0.42 percent of the principal balance as of March 1, 2014. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. As of September 30, 2013, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.
As of September 30, 2013 approximately $1.1 million in net deferred debt issuance costs are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated three-year term of the KeyBank credit facility. For the three and nine months ended September 30, 2013, $129 thousand and $385 thousand, respectively, are included in interest expense within the accompanying Consolidated Statements of Income.
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
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility is three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "Revolver") will accrue interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility is subject to a borrowing base limitation. If we were to use the Revolver to provide short-term financing for an acquisition, we would expect the assets acquired to be taken into consideration in determining the borrowing base. As of September 30, 2013 there had been no borrowings against the Revolver.

On October 29, 2010, Mowood entered into a Revolving Note Payable Agreement (“Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1.3 million. The Note Payable Agreement was amended and restated on October 29, 2011 and was again amended and restated on October 29, 2012. Borrowings on the Note Payable are secured by all of Mowood’s assets. Interest accrues at LIBOR, plus 4 percent (4.18 percent at September 30, 2013), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 29, 2013. As of September 30, 2013 there were no outstanding borrowings under this Note Payable Agreement. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the Note Payable Agreement as of September 30, 2013. On October 15, 2013, Mowood entered into a new Revolving Note Payable Agreement, replacing the aforementioned Note Payable Agreement which expired on October 29, 2013. See Note 15 for further details on the new Revolving Note Payable Agreement.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives. There were no outstanding derivative financial instruments as of November 30, 2012.

Derivative Financial Instruments Measured At Fair Value on a Recurring Basis
	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
September 30, 2013
Hedged derivative asset	Assets	$—	$516,305	$—
Hedged derivative liability	Liabilities	$—	$—	$—
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company elected to designate its interest rate swaps as cash flow hedges in April 2013. During the three and nine months ended September 30, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013 there was ineffectiveness of approximately $1,000 (loss) and $6,000 (gain), respectively, recorded in earnings resulting from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship. The Company did not have any derivatives designated as Cash Flow Hedges during the three and nine months ended August 31, 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $265 thousand will be reclassified as an increase to interest expense.

As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Outstanding Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%
Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of approximately zero and $75 thousand for the three and nine months ended September 30, 2013, respectively. The Company did not have any derivatives during the three and nine months ended August 31, 2012.

As the Company elected to designate its interest rate swaps in cash flow hedging relationships in April 2013 (see Cash Flow Hedges of Interest Rate Risk above), the Company did not have any non-designated hedges as of September 30, 2013.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2013 and August 31, 2012.

Effect of Derivative Financial Instruments on Income Statement
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Net Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI on Derivatives (Effective Portion) Recognized in Net Income *		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Amounts Excluded from Effectiveness Testing)

For the three months ended:	September 30, 2013	August 31, 2012		September 30, 2013	August 31, 2012		September 30, 2013	August 31, 2012
Interest Rate Products	$(397,214)	$—	Interest Expense	$(72,757)	$—	Interest Expense	$(1,062)	$—
For the nine months ended:	September 30, 2013	August 31, 2012		September 30, 2013	August 31, 2012		September 30, 2013	August 31, 2012
Interest Rate Products	$669,674	$—	Interest Expense	$(142,750)	$—	Interest Expense	$6,098	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative *
			For the Three Months Ended		For the Nine Months Ended
			September 30, 2013	August 31, 2012	September 30, 2013	August 31, 2012
Interest rate contracts	Interest Expense		$—	$—	$(75,200)	$—
* The gain or (loss) recognized in income on derivatives includes changes in fair value of the derivatives as well as the periodic cash settlements and interest accruals for derivatives not designated as hedging instruments

Tabular Disclosure of Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting Derivatives
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Derivative Assets as of September 30, 2013	$516,305	$—	$516,305	$—	$—	$516,305

Offsetting Derivative Liabilities as of September 30, 2013	$—	$—	$—	$—	$—	$—
Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.
As of September 30, 2013, the Company did not have any derivatives that were in a net liability position. Therefore, the credit risk-related contingent features discussed above would not apply as of September 30, 2013.
13. WARRANTS
At September 30, 2013 and August 31, 2012, the Company had 945,594 warrants issued and outstanding. The warrants were issued to stockholders who invested in the Company’s initial private placements and became exercisable on February 7, 2007 (the closing date of the Company’s initial public offering of common shares), subject to a lock-up period with respect to the underlying common shares. Each warrant entitles the holder to purchase one common share at the exercise price of $11.41 per common share. Warrants were issued as separate instruments from the common shares and are permitted to be transferred independently from the common shares. The warrants have no voting rights and the common shares underlying the unexercised warrants have no voting rights until such common shares are received upon exercise of the warrants. All warrants expire on February 6, 2014.
14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	August 31, 2012	September 30, 2013	August 31, 2012
Net income attributable to CORR Stockholders	$439,452	$4,988,508	$2,922,277	$12,712,309
Basic and diluted weighted average shares (1)	24,151,700	9,182,699	24,147,163	9,180,776
Basic and diluted earnings per share attributable to CORR Stockholders	$0.02	$0.54	$0.12	$1.38

(1)
Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

The decrease in earnings per share for the three and nine months ended September 30, 2013 as compared to the three and nine months ended August 31, 2012 reflects the overall change in the business structure as the Company transitions out of securities-based transactions and into ownership and leasing of real property assets. Additionally, 14,950,000 shares were issued in the one-month transition period ended December 31, 2012.

15. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:

On September 18, 2013, the Board of Directors declared a quarterly dividend of $0.125 per share, payable on October 4, 2013 to shareholders of record on September 30, 2013. The dividend was recorded on our balance sheet as a liability as of September 30, 2013, and was paid to shareholders on October 4, 2013. The Company paid cash dividends in the amount of $2,989,623. Additionally, as part of the dividend reinvestment plan the Company issued 4,293 new shares of common stock.

On October 15, 2013, Mowood entered into a Revolving Note Payable Agreement (“Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1.5 million. Borrowings on the Note Payable are secured by Mowood’s assets. Interest accrues at Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75% at October 15, 2013), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 15, 2014.  The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership.

On November 5, 2013, Arc Logistics Partners LP (“Arc Logistics”), priced its initial public offering of 6,000,000 common units representing limited partner interests at $19.00 per common unit (the “Arc IPO”), with the underwriters retaining an option to purchase up to an additional 900,000 common units from Arc Logistics. The Arc IPO is expected to close on November 12, 2013, subject to customary closing conditions. According to the prospectus, Lightfoot Capital Partners LP (in which the Company owns a 6.7 percent interest) and Lightfoot Capital Partners GP (in which the Company owns a 1.5 percent interest) (collectively, “Lightfoot”) will, in connection with the Arc IPO, contribute all of their limited partner interests in Arc Terminals LP and all of their limited liability company interests in Arc Terminals GP to Arc Logistics. In exchange, Lightfoot will receive 68,617 common units of limited partnership interest and 5,146,264 subordinated common units of limited partnership interest in Arc Logistics, collectively representing a 42.9% ownership interest following the Arc IPO (assuming no exercise of the underwriters’ option). While Lightfoot will have certain registration rights with respect to the common units and subordinated common units it will receive in the Arc IPO, these securities also will be subject to a customary 180 day lock-up period following the date of the Arc IPO prospectus. Accordingly, we expect the valuation of both the common units and the subordinated common units to be subject to adjustment for a discount due to lack of marketability extending through the lock-up period. We also expect a similar discount to be applicable to the valuation of the subordinated common units until such time as they convert to common units with equal distribution rights at the end of the subordination period. The prospectus states that Arc Logistics plans to use estimated net proceeds of approximately $102.3 million from the Arc IPO, together with borrowings under an amended and restated credit facility, to (i) purchase a 10.3% minority interest in Gulf LNG Holdings, owner of a Liquefied Natural Gas facility in Mississippi in which Lightfoot also owns a 9.7% minority interest, for approximately $73 million, (ii) repay $3 million in intercompany payables owed to Lightfoot and (iii) make a cash distribution of $29.6 million in partial consideration for the contribution of preferred units in Arc Terminals LP into the Arc IPO by another minority investor. Upon the closing of the Arc IPO, Mr. Ed Russell, a director of our affiliate Tortoise Capital Advisors, LLC, will join the Board of Directors of the general partner of Arc Logistics.

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
RESULTS OF OPERATIONS

Following is a comparison of revenues, expenses, operating income (loss), other income and expense, and income (loss) before income taxes for the three and nine months ended September 30, 2013 and August 31, 2012:

Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	August 31, 2012	September 30, 2013	August 31, 2012
Revenue:
Lease revenue	$5,638,244	$638,244	$16,914,732	$1,914,732
Sales revenue	1,935,868	1,927,626	6,381,213	5,804,894
Total revenue	7,574,112	2,565,870	23,295,945	7,719,626
Expenses	6,285,711	2,762,123	18,606,836	7,792,879
Operating Income (Loss)	1,288,401	(196,253)	4,689,109	(73,253)
Other Income (Expense):
Net distributions and dividend income on securities	568,332	(502,176)	584,157	(361,452)
Net realized and unrealized gain (loss) on securities	872,020	8,492,502	3,583,093	20,661,293
Interest Expense, net	(818,134)	(16,780)	(2,462,790)	(69,418)
Total Other Income (Expense), net	622,218	7,973,546	1,704,460	20,230,423
Income before Income Taxes	1,910,619	7,777,293	6,393,569	20,157,170
Income Tax Expense	1,105,125	2,788,785	2,367,823	7,444,861
Net Income	805,494	4,988,508	4,025,746	12,712,309
Less: Income attributable to non-controlling interest	366,042	—	1,103,469	—
Income attributable to CORR stockholders	$439,452	$4,988,508	$2,922,277	$12,712,309

Net earnings per share (basic and diluted)	$0.02	$0.54	$0.12	$1.38
Weighted Average Shares	24,151,700	9,182,699	24,147,163	9,180,776
Revenues from Operations:
The Company's results of operations are reflective of our recent election to operate as a REIT. In 2013, our revenues are primarily derived from leases of real property assets, while realized and unrealized gains and losses from our remaining portfolio of equity investments are reported in Other Income (Expense). Total revenue from operations for the three and nine months ended September 30, 2013 was approximately $7.6 million and $23.3 million, respectively. This represents lease revenue from the Pinedale Liquids Gathering System (“Pinedale LGS”) as well as our lease with Public Service Company of New Mexico (“PNM”). Sales revenue is generated by our wholly-owned subsidiary, Omega Pipeline Company ("Omega"), a natural gas distributor.
The increase in lease revenues over 2012 stems directly from the December 2012 acquisition of the Pinedale LGS. The $20 million annual minimum rent, as required under the Pinedale Lease Agreement, accounts for the $5 million and $15 million increases for the three and nine months ended September 30, 2013, as compared to the three and nine months ended August 31, 2012.
Sales revenue related to Omega's natural gas sales for the three and nine months ended September 30, 2013 was $1.9 million and $6.4 million respectively. The year-to-date increase of $576 thousand over the prior year is attributable to the increase in sales volume which was due to overall cooler temperatures for the first half of 2013 as compared to the first half of 2012.

Expenses from Operations:
Total expenses from operations for the three and nine months ended September 30, 2013 were $6.3 million and $18.6 million, respectively. The acquisition of the Pinedale LGS and other acquisition efforts drove the increase in costs, with Pinedale depreciation expense accounting for 62 percent and 60 percent of the total increase for both the three and nine months ended September 30, 2013, respectively. The most significant components of the variance from the prior year are outlined in the following table and explained below:

Expenses from Operations
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013	August 31, 2012	Increase/(Decrease)	September 30, 2013	August 31, 2012	Increase/(Decrease)
Cost of sales	$1,411,318	$1,381,161	$30,157	$4,891,305	$4,416,947	$474,358
Management fees, net of expense reimbursements	647,380	298,051	349,329	1,937,588	800,397	1,137,191
Asset acquisition expense	640,302	144,270	496,032	725,513	238,969	486,544
Depreciation expense	2,857,412	246,804	2,610,608	8,571,860	740,437	7,831,423
Amortization expense	15,342	—	15,342	45,963	—	45,963
Operating expenses	204,446	196,644	7,802	714,830	558,450	156,380
Professional fees/directors’ fees/other	509,511	495,193	14,318	1,719,777	1,037,679	682,098
Total	$6,285,711	$2,762,123	$3,523,588	$18,606,836	$7,792,879	$10,813,957
The increase in cost of sales for Omega of $30 thousand and $474 thousand for the three and nine months ended September 30, 2013, respectively, corresponds to the increase in sales volume which was attributable to overall cooler temperatures for the first half of 2013 as compared to the first half of 2012.
For the three months ended September 30, 2013, depreciation of the newly acquired Pinedale LGS asset and related acquisition costs accounted for $2.2 million of the $2.6 million increase as compared to the three months ended August 31, 2012. For the nine months ended September 30, 2013, Pinedale LGS depreciation accounted for $6.7 million of the $7.8 million increase over prior year. PNM depreciation increased by $393 thousand and $1.2 million for the three and nine months ended September 30, 2013, respectively, due to a change in accounting estimate, which is further discussed in Footnote 4 of the Notes to the Consolidated Financial Statements. Depreciation for Omega remained relatively flat between the three and nine months ended at approximately $71 thousand and $212 thousand as there were no major acquisitions or disposals of property, plant or equipment.
Operating expenses for Omega amounted to $204 thousand and $715 thousand, for the three and nine months ended September 30, 2013, respectively. This represents an increase over the three and nine months ended August 31, 2012 of $8 thousand and $156 thousand, respectively and was primarily driven by nonrecurring personnel costs in the second quarter of 2013. We expect Omega earnings to exceed budget sufficiently to cover these costs over the remainder of 2013.
Management fees for the three and nine months ended September 30, 2013 were $647 thousand and $1.9 million, respectively. The increase for both periods as compared to the three and nine months ended August 31, 2012 is primarily due to the December 2012 acquisition of the Pinedale LGS asset.
Asset acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio. The timing of these costs can fluctuate as is evidenced by the comparison of our expenses incurred for the three and nine months ended September 30, 2013 as compared to the costs incurred during the three and nine months ended August 31, 2012. Third quarter costs for 2013 are $496 thousand higher than the third quarter of 2012. Additionally, for the nine months ended September 30, 2013, total costs were $487 thousand higher than the nine months ended August 31, 2012. Costs incurred during the three months ended September 30, 2013 correspond to the pursuit of potential acquisitions. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular quarter may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early to mid stages of due diligence.
The remaining expenses, which include professional and directors' fees and other expenses, totaled $510 thousand and $1.7 million for the three and nine months ended September 30, 2013, respectively. The increase of $14 thousand and $682 thousand, as compared to the three and nine months ended August 31, 2012, respectively, is primarily due to incremental costs related to the Pinedale LGS, as well as the addition of two board members and additional costs associated with transitioning to a REIT, such as legal, financial audit and tax costs and other professional fees and services.

Other Income and Expense:
Total other income, net, for the three and nine months ended September 30, 2013 decreased $7.4 million and $18.5 million, respectively, as compared to the three and nine months ended August 31, 2012. Other income and expense consists of three primary components: Distributions and Dividend Income; Realized and Unrealized Gains and Losses from Securities; and Interest Expense. The largest contributor to the decrease from prior year is the decrease in realized and unrealized gains and losses on securities, resulting from the wind-down of our business development activities as we establish ourselves as a REIT. The following discussion expands on the impact of each of the three components on other income and expense.
Distributions and Dividend Income
The following table shows the gross distributions and dividend income received from our investment securities on a cash basis, less the amounts that were comprised of distributions and dividends not reported in income received from investment securities (return of capital):

Gross Distributions and Dividend Income Received From Investment Securities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	August 31, 2012	September 30, 2013	August 31, 2012
Distributions and dividend income received from investment securities	$1,079,297	$939,879	$1,726,645	$3,324,141
Less: distributions and dividends not reported in income (recorded as a cost reduction)	(510,965)	(1,442,055)	(1,142,488)	(3,685,593)
Net distributions and dividends reported as income (loss)	$568,332	$(502,176)	$584,157	$(361,452)

Net Realized and Unrealized Gains and Losses on Securities
The decrease in realized and unrealized gains and losses from trading and other equity securities for the three and nine months ended September 30, 2013 totaled $7.6 million and $17.1 million, respectively, as compared to the three and nine months ended August 31, 2012. During 2012, our income was still primarily derived from our portfolio of trading and other equity securities. By the beginning of 2013, we had liquidated nearly all of our trading securities and had acquired the Pinedale LGS, now our largest source of income. For the three months ended September 30, 2013, the Company recognized an unrealized gain on the fair value adjustment of our other equity securities of $1.4 million and a realized gain of $17 thousand on the receipt of the final distribution from Lonestar Midstream Partners, LP. Further, the characterization of distributions received from public and private investments is estimated based on prior year activity. After receiving final 2012 K-1s it was determined that $567 thousand of previously recognized gain should be reclassified as dividend income. For the nine months ended September 30, 2013, $2.7 million of the $3.5 million gain is attributable to activity in the first quarter of 2013, which included the sale of the Company's remaining trading securities and the fair value adjustment of other equity securities which remain in our investment portfolio.
Interest Expense
Interest expense was approximately $818 thousand and $2.5 million for the three and nine months ended September 30, 2013, respectively as compared to $17 thousand and $69 thousand for the three and nine months ended August 31, 2012, respectively. The increase is primarily attributable to the $70 million credit facility, which was used to partially fund the Pinedale LGS acquisition, resulting in additional interest costs of approximately $615 thousand and $1.8 million for the three and nine months ended September 30, 2013. In connection with the credit facility, we executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR-based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. (See Note 12 of the Notes to the Consolidated Financial Statements for further information regarding interest rate swap derivatives.) A mark-to-market adjustment to the value of the derivatives resulted in noncash charges to interest income of $17 thousand and interest expense of $58 thousand for the three and nine months ended September 30, 2013, respectively. The remaining increase is related to cash settlements in connection with the derivatives, amortization of debt issuance costs and a one-time fee of $30 thousand related to the execution of the $20 million revolving credit facility. Interest expense for the three and nine months ended August 31, 2012 consisted of interest on PNM debt and margin loan fees on the Company's line of credit and Mowood's credit facility. The PNM debt and margin loan were both extinguished during 2012.

Net Income:
Income before income taxes for the three and nine months ended September 30, 2013 was $1.9 million and $6.4 million, respectively. This compares to $7.8 million and $20.2 million for the three and nine months ended August 31, 2012, respectively. The decrease in income is primarily related to the operational changes inherent during the transition from a business development company to a REIT. The decrease in net realized and unrealized gains on securities as well as the change in composition of our investment portfolio accounts for the majority of the fluctuation from the prior year. At the time we sold certain securities in the first quarter of 2013, we estimated their tax characteristics. Final tax information was provided during the second quarter of 2013, and we recognized additional tax expense related to gains on the sale. Net income attributable to common stockholders was $0.4 million, or $0.02 per common share for the three months ended September 30, 2013 and $2.9 million or $0.12 per common share for the nine months ended September 30, 2013.
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
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. The Company's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Due to the restructuring in December 2012, it is expected that for the nine months ended September 30, 2013 and future periods, any deferred tax liability or asset will be related entirely to the assets and activities of the Company's TRSs.
The Company expects to be taxed as a REIT for 2013 rather than a C corporation and generally will not pay federal income tax on taxable income that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT has accumulated C corporation earnings and profits from the periods prior to 2013, we will distribute such earnings and profits in 2013, which will be treated as QDI. Currently, we do not expect to need to make such a distribution.
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
PORTFOLIO UPDATES
Asset descriptions and related operations performed within our portfolio of assets are described in Notes 3 and 4 in the Notes to the Consolidated Financial Statements included in this report. This section provides updates on those operations.
Pinedale LGS
The Pinedale Lease Agreement with Ultra Newco, a subsidiary of Ultra Petroleum, has a fifteen year initial term and may be extended for additional five-year terms at the sole discretion of Ultra Newco. During the initial fifteen-year term, Pinedale LP will receive a fixed minimum annual rent of $20 million, adjusted annually for changes based on the consumer price index ("CPI"). The annual adjustment for changes in the CPI commences January 1, 2014 (subject to a 2 percent annual cap). Starting in January 2014, we become eligible for a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the Pinedale LGS in a prior month. On January 1, 2014 the variable rent is due depending on the increase in volumes, if any, over the base amount. The maximum annual rental payments under the Pinedale Lease Agreement during the initial fifteen year term are $27.5 million.
On October 21, 2013 Ultra Petroleum Corp. announced that the company has signed a definitive purchase and sale agreement to acquire oil-producing properties located in the Uinta Basin in northeast Utah for $650.0 million. Ultra expects to finance the acquisition through debt at the subsidiary and parent level. Ultra anticipates the transaction will close December 2013, subject to closing adjustments and customary terms and conditions, with an effective date of October 1, 2013. Ultra will retain a 100% working interest. Current net production is 4,000 barrels of oil per day from 38 producing wells.
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
In connection with the sale, the Company reevaluated the residual value used to calculate its depreciation of EIP and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expense through the expiration of the lease in April 2015 of approximately $393 thousand per quarter.
Mowood, LLC, A Wholly-Owned Subsidiary
Mowood Corridor, Inc is a wholly-owned taxable REIT subsidiary of the Company. Mowood, LLC ("Mowood") is wholly-owned by Mowood Corridor, Inc, and is the holding company of Omega Pipeline Company, LLC ("Omega").
Omega is a natural gas service provider located primarily on the Fort Leonard Wood military post in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We indirectly hold 100 percent of the equity interests in Omega and Mowood. The Company provides a revolving line of credit to Mowood which allows for a maximum principal balance of $5.3 million. At November 30, 2012, the principal balance outstanding was $3.8 million. At September 30, 2013, the principal balance outstanding was $5.3 million. Omega's operating results for the nine months ended September 30, 2013 were as expected and on plan. In contrast, operating results for the comparable period in 2012 were approximately 5 percent higher due to higher margins from several construction projects that were completed. Little to no impact is expected to Omega’s business plan as a result of any governmental spending cuts, related to the Budget Control Act of 2011 or the recent government shutdown. While there could be a delay in receiving payment, the U.S. Government is ultimately expected to make payment in accordance with the terms of the contract, including the payment of interest, where applicable, under the Prompt Payment Act.

Private Security Assets
Following is a summary of the fair values of the other equity securities that we held at September 30, 2013 as they compare to the fair values at June 30, 2013.

Fair Value of Other Equity Securities
Portfolio Company	Fair Value at September 30, 2013	Fair Value at June 30, 2013	$ Change	% Change
Lightfoot	$9,519,083	$9,546,440	$(27,357)	(0.29)%
VantaCore	$12,649,185	$11,693,495	$955,690	8.17%
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
The fair value of Lightfoot as of September 30, 2013 decreased $27 thousand, or 0.29 percent, as compared to the valuation at June 30, 2013, primarily due to market value changes in the MLP comparable companies. For its last three quarters, Arc had sufficient distributable cash flow to pay a distribution, but instead retained cash for capital expenditures and potential future acquisitions. Arc continues to concentrate a majority of its capital expenditures on projects that increase revenue and reduce operating expenses. Arc is also analyzing various strategic alternatives and acquisitions that would be expected to provide incremental earnings. For additional information concerning an initial public offering announced by Arc subsequent to September 30, 2013, please refer to Note 15 in the Notes to the Consolidated Financial Statements, included in this report.

Based on the minimum quarterly distributions that Arc plans to make following its IPO as described in its IPO prospectus, and on discussions with Lightfoot’s management, the Company currently expects to receive distributions of approximately $900 thousand from Lightfoot during fiscal 2014, funded primarily by Lightfoot’s distributions from Arc.  However, both the ability of Arc to make quarterly distributions and the amount of such distributions will be dependent on Arc’s business results following its IPO, and neither Arc nor Lightfoot is under any obligation to make such distributions.  Accordingly, there can be no assurance that our expectations concerning 2014 distributions from Lightfoot will be realized.
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
The fair value of VantaCore as of September 30, 2013 increased $956 thousand, or approximately 8.2 percent, as compared to the fair value at June 30, 2013. The increase is attributable to two main changes from last quarter to this quarter. First, third quarter 2013 was the first trailing twelve-month period to have a full year's worth of Laurel Aggregates earnings, which resulted in an adjusted EBITDA increase of 48% from 2012. The increase in EBITDA for third quarter 2013 also compared more favorably with selected public companies, increasing the multiples used to value VantaCore's enterprise value. Second, VantaCore paid down approximately $3 million in debt during the third quarter 2013, which accounted for approximately 30% of the increase in value this quarter. VantaCore was again unable to meet its minimum quarterly distribution in cash for its quarter ended June 30, 2013. Therefore, the common and preferred unit holders elected to receive their distributions as a combination of $0.405 per unit in cash and the remainder in preferred units. The Company received approximately $494 thousand in cash and an additional 4,967 preferred units during the three-month period ended September 30, 2013.
Formerly Owned High Sierra Energy, LP and High Sierra Energy, GP (“High Sierra”)
On June 19, 2012, NGL Energy Partners, LP and certain of its affiliates (collectively “NGL”) acquired High Sierra. By March 31, 2013, the Company had liquidated all its NGL holdings. Upon receipt of the final 2012 K-1, tax expense related to the sale was recognized in the second quarter of 2013.

Formerly Owned International Resource Partners, LP
The escrow receivable due the Company as of November 30, 2012, which related to the sale of International Resource Partners, LP, was settled during the second quarter of 2013 upon satisfaction of certain post-closing obligations. The fair value of the escrow receivable reflected a discount for the potential that the full amount due to the Company would not be realized. The actual payment received in the amount of $1.0 million exceeded the balance recorded of $699 thousand, resulting in a second quarter gain of approximately $308 thousand.
LIQUIDITY AND CAPITAL RESOURCES
At quarter end, we had approximately $13 million, net of near-term obligations, available for future investment. There are opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets. We may invest in assets subject to greater leverage, but which we would expect to be non-recourse to us.
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
Our registration statement covering a proposed maximum aggregate offering price of $300 million of securities was declared effective on June 8, 2012. The common equity offering conducted on December 13, 2012 reduced the total available for sale pursuant to that registration statement by the gross proceeds of the offering and subsequent exercise of the underwriter's over-allotment option on December 24, 2012. The remaining availability is $210.3 million of maximum aggregate offering price of securities.
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility is three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "Revolver") will accrue interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility is subject to a borrowing base limitation. If we were to use the Revolver to provide short-term financing for an acquisition, we would expect the assets acquired to be taken into consideration in determining the borrowing base. As of September 30, 2013 there had been no borrowings against the Revolver.
As of September 30, 2013 the securities in our portfolio only included illiquid securities issued by privately-held companies. During the three-month period ended March 31, 2013, we liquidated approximately $4.3 million of our remaining publicly traded securities, which generated cash of approximately $4.6 million. We reported the gains on the securities transactions as Other Income rather than Income from Operations.
On October 29, 2010, Mowood entered into the Note Payable Agreement with a financial institution with a maximum borrowing base of $1.3 million. The Note Payable Agreement was amended and restated on October 29, 2011 and again amended and restated on October 29, 2012. Borrowings on the Note Payable are secured by all of Mowood's assets. Interest accrues at LIBOR, plus 4 percent (4.18 percent at September 30, 2013), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 29, 2013. As of September 30, 2013, there were no outstanding borrowings under this agreement. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the Note Payable Agreement as of September 30, 2013. On October 15, 2013, Mowood entered into a new Revolving Note Payable Agreement, replacing the aforementioned Note Payable Agreement which expired on October 29, 2013. See Note 15 of the Notes to the Consolidated Financial Statements, contained in this report, for further details on the new Revolving Note Payable Agreement.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of September 30, 2013.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$70,000,000	$2,041,666	$6,999,999	$60,958,335	$—
Interest payments on long-term debt		2,415,613	4,497,588	2,558,763	—
Totals		$4,457,279	$11,497,587	$63,517,098	$—
The Mowood Note Payable is not included in the above table because it relates to indebtedness under a line of credit with no fixed repayment schedule.
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the Acquisition. The primary term of the credit facility is three years, with an option for a one-year extension. Under the KeyBank credit facility, Pinedale LP is obligated to make monthly principal payments, which are to begin in the second year of the term, equal to 0.42 percent of the $70 million loan outstanding. Interest accrues at a variable annual rate equal to LIBOR plus 3.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at September 30, 2013 (0.18 percent at September 30, 2013).
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
MAJOR TENANTS
As of September 30, 2013, the Company had two significant leases. The table below displays the impact of each lease on total leased properties as of September 30, 2013 and total lease revenues for the three and nine months ended September 30, 2013.

	Significant Leases as a Percentage of
	Leased Properties	Lease Revenues
	As of September 30, 2013	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Pinedale LGS	94.23%	88.68%	88.68%
Public Service of New Mexico	5.77%	11.32%	11.32%
Pinedale LGS. In December of 2012, the Company entered into a lease guaranteed by Ultra Petroleum, which is material to the Company. In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward. As of September 30, 2013, approximately 94.2 percent of the Company's leased property, based on the gross book value of real estate investments, was leased to Ultra Petroleum. Approximately 88.68 percent of the Company's total revenue for the three and nine-months ended September 30, 2013 was derived from Ultra Petroleum.
Ultra Petroleum is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason not to believe the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. Summary Consolidated Balance

Sheets and Consolidated Statements of Operations for Ultra Petroleum are provided in Note 4 in the Notes to the Consolidated Financial Statements included in this report.
EIP. The Company's investment in EIP is leased under net operating leases with various terms. As of September 30, 2013, approximately 5.77 percent of the Company's leased property, based on the gross book value of real estate investments, was leased to PNM. Approximately 11.32 percent of the Company's total revenue for the three and nine months ended September 30, 2013 was derived from PNM.
In view of the fact that the PNM lease is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, have a considerable impact on the results of operation.
PNM is a subsidiary of PNM Resources Inc. ("PNM Resources"), which is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of PNM Resources can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason not to believe the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way, form part of this filing.
DIVIDENDS
Our portfolio of real property assets and investment securities generate cash flow to us from which we pay distributions to stockholders. For the period ended September 30, 2013, the sources of our stockholder distributions were lease income from our real property assets and distributions from our investment securities. The amount of any distribution to the Company is recorded by the Company on the ex-dividend date.
The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. The Board of Directors declared a quarterly distribution of $0.125 per share for the quarter ended September 30, 2013. The dividend was recorded on our balance sheet as a payable as of September 30, 2013 and was paid to shareholders on October 4, 2013. Although, there is no assurance that we will continue to make regular distributions, we continue to believe that our investments should support sustainable 2013 distributions of $0.125 on a quarterly basis.
During 2013, we are making publicly available standard performance measures utilized by REITs, including Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under IRC section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to qualify as a REIT. The Company's board of directors will continue to determine the amount of any distribution that we expect to pay our stockholders.
IMPACT OF INFLATION AND DEFLATION
Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices could impact our ability to obtain financings or to refinance our properties and our tenants' ability to obtain credit. During inflationary periods, we intend for substantially all of our tenant leases to be designed to mitigate the impact of inflation. Generally our leases include rent escalators that are based on the CPI, or other agreed upon metrics that increase with inflation.
PERFORMANCE MEASUREMENT
In the past, we have provided investors with a measure of cash flow from operations, labeled distributable cash flow. Prospectively, and with this pro forma information, we intend to provide standard performance measures utilized by REITs, including FFO and AFFO.
FFO
As defined by the National Association of Real Estate Investment Trusts, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental, non-GAAP financial measure.

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
AFFO
AFFO is a supplemental, non-GAAP financial measure which we define as FFO plus transaction costs, amortization of debt issuance costs, deferred leasing costs, above market rent, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium and adjustments to lease revenue resulting from the EIP sale. Management uses AFFO as a measure of long-term sustainable operations performance.
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

The following table presents a comparison of FFO and AFFO for the three months ended September 30, 2013, June 30, 2013 and March 31, 2013 and the nine months ended September 30, 2013:

FFO and AFFO Reconciliation
	For the Three Months Ended			For the Nine Months Ended September 30, 2013
	March 31, 2013	June 30, 2013	September 30, 2013
Net Income (attributable to CorEnergy Stockholders):	$2,412,753	$70,072	$439,452	$2,922,277
Add:
Depreciation	2,857,036	2,857,412	2,857,412	8,571,860
Distributions received from investment securities	314,339	317,184	510,965	1,142,488
Income tax expense, net	1,020,944	241,754	1,105,125	2,367,823
Less:
Net distributions and dividend income	—	—	567,276	567,276
Net realized and unrealized gain (loss) on trading securities	316,063	—	(567,276)	(251,213)
Net realized and unrealized gain (loss) on other equity securities	2,425,986	(30,976)	1,439,296	3,834,306
Non-Controlling Interest attributable to FFO reconciling items	411,378	411,384	411,384	1,234,146
Funds from operations (FFO)	3,451,645	3,106,014	3,062,274	9,619,933
Add:
Transaction costs	31,817	53,394	640,302	725,513
Amortization of debt issuance costs	128,474	128,320	128,618	385,412
Amortization of deferred lease costs	15,279	15,342	15,342	45,963
Amortization of above market leases	72,985	72,985	72,985	218,955
Noncash costs associated with derivative instruments	3,350	71,850	(16,990)	58,210
Nonrecurring personnel costs	—	113,232	—	113,232
Less:
EIP Lease Adjustment	542,809	542,809	542,809	1,628,427
Non-Controlling Interest attributable to AFFO reconciling items	26,330	48,880	23,138	98,348
Adjusted funds from operations (AFFO)	$3,134,411	$2,969,448	$3,336,584	$9,440,443

Weighted Average Shares	24,141,720	24,147,958	24,151,700	24,147,163
FFO per share	$0.14	$0.13	$0.13	$0.40
AFFO per share	$0.13	$0.12	$0.14	$0.39
FFO
FFO for the three and nine months ended September 30, 2013 totals approximately $3.1 million and $9.6 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the three and nine months ended September 30, 2013 by eliminating a net realized and unrealized gain on other equity securities of approximately $1.4 million and $3.8 million, respectively; eliminating net realized and unrealized loss on trading securities of $567 thousand and approximately $251 thousand, respectively; adding distributions received from investment securities of approximately $511 thousand and $1.1 million, respectively; and adding back income tax expense of approximately $1.1 million and $2.4 million, respectively.
AFFO
AFFO for the three and nine months ended September 30, 2013 total approximately $3.3 million and $9.4 million, respectively. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect EIP lease revenue contribution to CorEnergy-sustainable FFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our remaining equity securities as of September 30, 2013, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended November 30, 2012.
As of September 30, 2013, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $22.2 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $1.4 million.
Our equity and debt securities are reported at fair value. The fair value of securities is determined using readily available market quotations from the principal market, if available. Because there are no readily available market quotations for many of the securities in our portfolio, we value a large portion of our securities at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of September 30, 2013, we had $70 million in long-term debt. The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves.
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
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting, as defined in rule 13a-15(f) and 15d- 15(f) of the Exchange Act, that occurred during the quarterly period ending September 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting
Oversight and Monitoring
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the nine months ended September 30, 2013 that were not registered under the 1933 Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Second Amended and Restated Bylaws (1)
10.1	Management Agreement dated August 7, 2013 and effective as of July 1, 2013, between CorEnergy Infrastructure Trust, Inc. and Corridor InfraTrust Management, LLC (2)
10.2	First Amendment to Lease, dated June 19, 2013, by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (3)
10.3
First Amendment to Revolving Credit Agreement, dated August 23, 2013, by and among CorEnergy Infrastructure Trust, Inc., KeyBank National Association and the other financial institutions party to the Credit Agreement, all lenders and KeyBank National Association, as administrative agent (3)

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

(1) Incorporated by reference to the Company's current report on Form 8-K, filed July 31, 2013
(2) Corrected copy; replaces Exhibit 10.1 to the Company's quarterly report on Form 10-Q, filed August 9, 2013.
(3) Incorporated by reference to the Company's current report on Form 8-K, filed August 23, 2013.

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

November 12, 2013

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)

November 12, 2013