Form 10-K/A
period 2013-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2014-03-19
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

CorEnergy Infrastructure Trust, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2013, which received an official filing date of March 18, 2014 (the “Original Filing”) to include the full version of the annual report and the required exhibits. While attempting to identify and correct an inadvertent error in the XBRL exhibits, mistakes were made in attempting to transmit the Original Filing submission, such that the Company inadvertently transmitted a version of the submission file that did not include the final edits to the Form 10-K or any of the required exhibits. Accordingly, this Amendment No. 1 amends and restates the Original Filing in its entirety to include the selected financial data, management’s discussion and analysis of the financial condition and results of operations, financial statements, exhibits and other information required by Items 1, 1A, 2, 5, 6, 7, 7A, 8 and 15 of Form 10-K.

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
Strategy
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple net participating leases with energy companies. We also may provide other types of capital, including loans secured by energy infrastructure assets. Targeted assets include pipelines, storage tanks, transmission lines and gathering systems, among others. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to sources such as corporate borrowing, bond offerings, or equity offerings. We expect to receive participation features in the financial performance or value of the underlying infrastructure real property asset. The triple net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order.
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
Loan Agreement with Black Bison
On March 13, 2014, our subsidiary Corridor Bison, LLC ("Corridor Bison") entered into a Loan Agreement with Black Bison Water Services, LLC ("Water Services"), pursuant to which Corridor Bison agreed to loan to Water Services up to $11,500,000 (the "Loan"). The proceeds of the Loan are to be used by Water Services and its affiliates to finance the acquisition and development of real property that will provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. Water Services' initial Loan draw in the amount of $4,265,000 was used to acquire real property in Wyoming and to pay Loan transaction expenses. For additional information concerning this transaction see Note 17, Subsequent Events in the Notes to the Financial Statements included in this report.
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

•
Experienced Management Team. The five principals of Corridor have an average of over 25 years of experience in energy operations of multi-national electric and gas utilities and other national energy marketing and trading businesses and in optimizing portfolios for real property energy asset investments. Based on their real property asset operational experience and strong industry relationships, we believe that the principals of Corridor provide the expertise and knowledge necessary to acquire real property assets with strong performance standards.

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
The Portland Terminal Facility is a rail and marine facility property adjacent to the Willamette River in Portland, Oregon. The 42-acre site has 84 tanks with a total storage capacity of approximately 1,500,000 barrels. The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax-size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.
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
VantaCore Partners LP
We hold an 11 percent direct investment as of December 31, 2013 in VantaCore Partners LP (“VantaCore”), a private company. VantaCore’s operations consist of an integrated limestone quarry (with permitted surface reserves of about 72 million tons), a dock facility, two asphalt plants and a commercial asphalt lay down business located in Clarksville, Tennessee, a limestone quarry located in Todd County, Kentucky, a sand and gravel business (with approximately 40 million tons of gravel reserves) located near Baton Rouge, Louisiana serving the south central Louisiana market and a surface and underground limestone quarry (with in excess of 200 million tons of reserves) located in Pennsylvania serving energy and construction businesses in Pennsylvania, West Virginia and Ohio. We hold observation rights on VantaCore’s Board of Directors.

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
Our ownership of the Pinedale LGS subjects us to all of the inherent hazards and risks normally incidental to the transmission, storage and distribution of natural gas and natural gas liquids, such as well site blowouts, cratering and explosions, pipe and other equipment and system failures, uncontrolled flows of natural gas or well fluids, fires, formations with abnormal pressures, pollution and environmental risks and natural disasters.  Further, our ownership of the Portland Terminal Facility will subject us to all of the inherent hazards and risks normally incidental to the storage and distribution of crude oil and petroleum products, such as fires, explosions, leaks or hazardous materials releases, disruptions in supply infrastructure or logistics and other equipment failures, pollution and environmental risks and disasters. These risks could result in substantial losses due to personal injury or loss of life, significant damage to and destruction of property and equipment and pollution or other environmental damage. Moreover, if one or more of these hazards occur, there can be no assurance that a response will be adequate to limit or reduce damage. As a result of these risks, we may also sometimes be a defendant in legal proceedings and litigation arising in the ordinary course of business. While the terms of the lease agreements may require the tenant to bear the cost of all insurance coverage (which is currently not material), there can be no assurance that the insurance policies that we maintain to limit our liability for such losses will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices or to cover all risks. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and has been renewed until December 31, 2014. We cannot be certain how this will impact us or what additional cost to us or our tenants, if any, could result.
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
Our operations could be adversely affected if third-party pipelines, railroads or other facilities interconnected to our facilities become partially or fully unavailable.
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
A decrease in the production of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other such commodities, or a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, may adversely impact the financial performance of companies in the energy infrastructure sector. Production declines and volume decreases could be caused by various factors, including catastrophic events affecting production, depletion of resources, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import supply disruption, increased competition from alternative energy sources or related commodity prices. Alternatively, a sustained decline in demand for such commodities could also adversely affect the financial performance of companies in the energy infrastructure sector. Factors that could lead to a decline in demand include economic recession or other adverse economic conditions, higher fuel taxes or governmental regulations, increases in fuel economy, consumer shifts to the use of alternative fuel sources, changes in commodity prices or weather. Factors that could lead to a decrease in market demand include a recession or other adverse economic conditions, an increase in the market price of the underlying commodity, higher taxes or other regulatory actions that increase costs, or a shift in consumer demand for such products. Demand may also be adversely impacted by consumer sentiment with respect to global warming or by any state or federal legislation intended to promote the use of alternative energy sources such as bio-fuels, solar and wind. Should energy infrastructure companies experience variations in supply and demand as described above, the resulting decline in operating or financial performance could impact the value or quality of our assets.
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
The Portland Terminal Facility is a rail and marine facility property adjacent to the Willamette River in Portland, Oregon. The 42-acre site has 84 tanks with a total storage capacity of approximately 1,500,000 barrels. The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.
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

Shareholder Return Performance Graph
Cumulative Total Return From December 31, 2008
Through December 31, 2013

300.00
250.00
200.00
150.00
100.00
50.00
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

	Year Ended December 31, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011	Year Ended November 30, 2010	Year Ended November 30, 2009	One-Month Transition Period Ended December 31, 2012
Income statement data:
Lease revenue	$22,552,976	$2,552,975	$1,063,740	$—	$—	$857,909
Sales revenue	8,733,044	8,021,022	2,161,723	—	—	868,992
Total revenue (1)	31,286,020	10,573,997	3,225,463	—	—	1,726,901
Cost of sales	6,734,665	6,078,102	1,689,374	—	—	686,976
Depreciation (2)	11,429,980	1,118,269	364,254	—	—	499,357
Management fees, net of expense reimbursements (3)	2,637,265	1,046,796	968,163	925,820	1,126,327	155,242
All other expenses (4)	4,228,475	2,574,534	1,637,585	926,937	911,779	484,847
Total expenses	25,030,385	10,817,701	4,659,376	1,852,757	2,038,106	1,826,422
Income (loss) from operations, before income taxes	6,255,635	(243,704)	(1,433,913)	(1,852,757)	(2,038,106)	(99,521)
Realized and unrealized gain (loss) on securities transactions, before income taxes(5)	5,366,553	20,181,877	4,583,748	19,446,071	1,126,632	(1,928,553)
Net distributions and dividend income from investments	584,814	(279,395)	651,673	1,853,247	1,743,017	2,325
Other income	—	—	40,000	38,580	61,514	—
Interest expense	(3,288,378)	(81,123)	(36,508)	(45,619)	(627,707)	(416,137)
Total other income (loss) and expense, net, before income taxes	2,662,989	19,821,359	5,238,913	21,292,279	2,303,456	(2,342,365)
Income (loss) before income taxes	8,918,624	19,577,655	3,805,000	19,439,522	265,350	(2,441,886)
Current and deferred tax (expense) benefit, net	(2,949,518)	(7,228,934)	(882,857)	(4,772,648)	(254,356)	920,143
Net income (loss)	$5,969,106	$12,348,721	$2,922,143	$14,666,874	$10,994	$(1,521,743)
Net income (loss) attributable to non-controlling interest	1,466,767	—	—	—	—	(18,347)
Net income (loss) attributable to CORR stockholders	$4,502,339	$12,348,721	$2,922,143	$14,666,874	$10,994	$(1,503,396)
Per common share data:
Distributions to common stockholders (6)	$0.38	$0.44	$0.41	$0.43	$0.62	$—
Earnings (loss) per common share:
Basic and diluted	$0.19	$1.34	0.32	$1.61	$—	$(0.10)

	December 31, 2013	November 30, 2012	November 30, 2011	November 30, 2010	November 30, 2009	December 31, 2012
Balance sheet data:
Leased property, net	$232,220,618	$12,995,169	$13,832,540	$—	$—	$243,078,709
Securities investments	23,304,321	75,086,032	68,894,372	93,736,230	82,483,094	24,025,524
Property and equipment, net	3,318,483	3,589,022	3,842,675	—	—	3,566,030
Other assets	25,032,237	19,761,610	7,717,809	2,305,163	6,994,959	22,991,722
Total assets	$283,875,659	$111,431,833	$94,287,396	$96,041,393	$89,478,053	$293,661,985
Long-term debt	70,000,000	—	2,279,883	—	—	70,000,000
Other liabilities	8,334,289	12,576,048	1,581,200	562,220	5,181,468	12,819,793
Total liabilities	78,334,289	12,576,048	3,861,083	562,220	5,181,468	82,819,793
Total stockholders’ equity	$205,541,370	$98,855,785	$90,426,313	$95,479,173	$84,296,585	$210,842,192
Total liabilities and stockholders’ equity	$283,875,659	$111,431,833	$94,287,396	$96,041,393	$89,478,053	$293,661,985

(1)	Revenues for the years and one-month transition period, respectively, ended:

	December 31, 2013	November 30, 2012	November 30, 2011	November 30, 2010	November 30, 2009	December 31, 2012
Lease Revenue:
UPL	$20,000,000	$—	$—	$—	$—	$645,161
PNM	2,552,976	2,552,975	1,063,740			212,748
Sales Revenue:
Mowood	8,733,044	8,021,022	2,161,723	—	—	868,992
Total Revenue	$31,286,020	$10,573,997	$3,225,463	$—	$—	$1,726,901
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

Our long-term participating lease structures provide us base rents that are fixed and determinable, with escalators dependent upon increases in the Consumer Price Index. Leases may also include features that allow us to participate in the financial performance or value of the energy infrastructure asset.
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
We initially record long-lived assets at their acquisition cost, unless the transaction is accounted for as a business combination. If the transaction is accounted for as a business combination, we allocate the purchase price to the acquired tangible and intangible assets and liabilities based on their estimated fair values. We determine the fair values of assets and liabilities based on discounted cash flow models using current market assumptions, appraisals, recent transactions involving similar assets or liabilities or other objective evidence, and depreciates the asset values over the estimated remaining useful lives.
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

•
Dividends and distributions from investments – Dividends and distributions from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from our investments generally are characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital is paid by our investees from their cash flow from operations. We record investment income, capital gains and distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and other industry sources. These estimates may subsequently be revised based on information received from the portfolio entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

•
Securities Transactions and Investment Income Recognition – Securities transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from our equity investments generally are comprised of ordinary income, capital gains and distributions received from investment securities from the portfolio company. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each portfolio company and other industry sources. These estimates may subsequently be revised based on information received

Cost of Sales
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
Lease Revenue, Security Distributions and Operating Results
The Company's results of operations are reflective of our recent decision to operate as a REIT. In 2013, our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, and the operating results of Mowood. Total lease revenue, security distributions, and operating results generated by our investments for the year ended December 31, 2013 was approximately $25.4 million. This represents lease revenue from the Pinedale LGS and Public Service Company of New Mexico (“PNM”),the operating results of our wholly-owned subsidiary, Mowood, and cash distributions received from our portfolio of equity securities.
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
Expenses
Total expenses from operations for the year ended December 31, 2013 was $5.9 million. The most significant components of the variance from the prior year are outlined in the following table and explained below:

Expenses
	For the Years Ended
	December 31, 2013	November 30, 2012	November 30, 2011
Management fees, net of expense reimbursements	$2,637,265	$1,046,796	$968,163
Asset acquisition expense	806,083	377,834	638,185
Professional fees, directors’ fees and other	2,436,516	1,457,181	802,625
Total	$5,879,864	$2,881,811	$2,408,973
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
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA items presented above to exclude the portion attributable to Prudential's non-controlling interest, which totaled $3.73 million for the year ended December 31, 2013.
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
Net Realized and Unrealized Gains and Losses on Securities
The decrease in realized and unrealized gains and losses from trading and other equity securities for the year ended December 31, 2013 totaled $14.8 million, as compared to the year ended November 30, 2012. In 2012, our income was still mostly derived from our portfolio of trading and other equity securities. By the beginning of 2013, we had liquidated nearly all of our trading securities and had acquired the Pinedale LGS, now our largest source of income. For the year ended December 31, 2013, the Company recognized an unrealized gain on the fair value adjustment of our other equity securities of $5.3 million and a realized gain of $316 thousand from the sale of publicly traded securities. Further, the characterization of distributions received from public and private investments is estimated based on prior year activity. After receiving final 2012 K-1s, which depict to the Company's share of income and losses from the investment in the security, it was determined that $567 thousand of previously recognized gain should be reclassified as dividend income. For the year ended December 31, 2013, $2.7 million of the $5.4 million gain is attributable to activity in the first quarter of 2013, which included the sale of the Company's remaining trading securities and the fair value adjustment of other equity securities which remain in our investment portfolio. Net realized and unrealized gains for the fiscal years 2012 and 2011 were $20.2 million and $4.6 million, respectively. This represents an increase of approximately $15.6 million, which was primarily related to the sale of High Sierra during 2012.
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
Interest Expense
Interest expense was approximately $3.3 million for the year ended December 31, 2013 as compared to $81 thousand for the year ended November 30, 2012. The increase is mostly attributable to the $70 million credit facility, which was used to partially fund the Pinedale LGS acquisition, resulting in additional interest costs of approximately $3.3 million for the year ended December 31, 2013. In connection with the credit facility, we executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR-based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. (See Note 12 of the Notes to the Consolidated Financial Statements for further information regarding interest rate swap derivatives.) A mark-to-market adjustment to the value of the derivatives resulted in noncash charges to interest expense of $40 thousand for the year ended December 31, 2013. The remaining increase is related to cash settlements in connection with the derivatives and amortization of debt issuance cost. Interest expense for the year ended November 30, 2012 consisted of interest on PNM debt, loan fees on the Company's 180-day margin facility and Mowood's credit facility. The PNM debt and margin loan facility were both extinguished during 2012. Interest expense was approximately $45 thousand higher during fiscal year 2012 than 2011. Margin loan related interest fees for the Company's line of credit totaled approximately $25 thousand more in 2012. Mowood's interest related to its credit facility for the fiscal years 2012 and 2011 was approximately $26 thousand and $6 thousand, respectively.
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
Net Income Attributable to CORR Stockholders
Income before income taxes attributable to CORR stockholders (after excluding items attributable to Prudential's non-controlling interest as described above) for the year ended December 31, 2013 was $7.5 million as compared to income before taxes of $19.6 million for the year ended November 30, 2012. The decrease in income is primarily related to the operational changes inherent during the transition from a business development company to a REIT. The decrease in net realized and unrealized gains on securities as well as the change in composition of our investment portfolio accounts for the majority of the fluctuation from the prior year. At the time we sold certain securities in the first quarter of 2013, we estimated their tax characteristics. Final tax information was provided during the second quarter of 2013, and we recognized additional tax expense related to gains on the sale. Net income attributable to common stockholders was $4.5 million, or $0.19 per common share, for the year ended December 31, 2013 as compared to $12.3 million, or $1.34 per common share, for the year ended November 30, 2012. Net income attributable to common stockholders was $2.9 million, or $0.32 per common share, for the year ended November 30, 2011.
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

Following is a comparison of lease revenues, security distributions, operating results, expenses, other income and expense, and income (loss) before income taxes for the one-month transition period ended December 31, 2012 and the comparative one-month period ended December 31, 2011:

	For the One-Month Transition Period Ended	For the Comparative One-Month Period Ended
	December 31, 2012	December 31, 2011
Lease Revenue, Security Distributions, and Operating Results
Leases:
Lease revenue	$857,909	$212,748

Other Equity Securities:
Net cash distributions received	2,325	119,275

Operations:
Sales revenue	868,992	866,864
Cost of sales	(686,976)	(719,686)
Operating expenses, excluding depreciation and amortization	(48,461)	(51,283)
Net Operations, excluding depreciation and amortization	133,555	95,895

Total Lease Revenue, Security Distributions, and Operating Results	$993,789	$427,918

Expenses	(589,661)	(140,744)
Non-controlling interest attributable to adjusted EBITDA items	(113,448)	—

Adjusted EBITDA attributable to CORR Stockholders	$290,680	$287,174
Other Income (Expense):
Other Equity Securities:
Net distributions and dividend income not recorded as income	—	(89,153)
Net realized and unrealized gain (loss) on securities	(1,928,553)	1,578,046
Net Other Equity Securities	(1,928,553)	1,488,893

Depreciation, Amortization and Interest Expense:
Depreciation & amortization	(501,324)	(82,206)
Interest expense, net	(416,137)	(7,084)
Attributable to non-controlling interest	131,795	—
Net Depreciation, Amortization and Interest Expense	(785,666)	(89,290)

Total Other Income (Expense):	(2,714,219)	1,399,603

Income (loss) before Income Taxes Attributable to CORR stockholders	(2,423,539)	1,686,777

Income Tax Expense	920,143	(628,493)
Income (loss) attributable to CORR stockholders	$(1,503,396)	$1,058,284

Adjusted EBITDA per share (basic and diluted)	$0.02	$0.03
Net earnings (loss) per share (basic and diluted)	$(0.10)	$0.12
Lease Revenue, Security Distributions, and Operating Results
Total lease revenue, security distributions, and operating results for the one-month transition period ended December 31, 2012 and the comparative one-month period ended December 31, 2011, were approximately $994 thousand and $428 thousand, respectively. The 2012 lease revenue includes lease revenue from the Pinedale LGS investment beginning December 20, 2012, which primarily accounts for the $645 thousand difference between periods. Cash distributions received from investments decreased approximately $117 thousand, due to the Company liquidating its portfolio of trading securities in December 2012. Operating results related to Mowood operations for the one-month transition period ended December 31, 2012 increased by $38 thousand as compared to the one-month period ended December 31, 2011. Sales revenue related to Mowood operations for the one-month transition period ended December 31, 2012 was fairly level at $869 thousand. Cost of sales for the one-month transition period ended December 31, 2012 and the comparative one-month period ended December 31, 2011 were $687 thousand and $720 thousand, respectfully. The $33 thousand difference between periods results from the lower gas usage rates in the winter of 2012. Operating expense remained level for the one-month transition period ended December 31, 2012 in relation to the comparative one-month period ended December 31, 2011 at approximately $48 thousand.
Expenses
Total reported expenses from operations for the one-month transition period ended December 31, 2012 and the comparative one-month period ended December 31, 2011 were approximately $590 thousand and $141 thousand, respectively. The variance is due to expenses incurred during the acquisition of the Pinedale LGS. The most significant components of the variation are outlined in the following table:

Expenses from Operations
	For the One-Month Transition Period Ended December 31, 2012	For the Comparative One-Month Period Ended December 31, 2011	Increase
Management fees, net of expense reimbursements	$155,242	$81,081	$74,161
Asset acquisition expense	64,733	—	64,733
Professional fees, directors’ fees and other	369,686	59,663	310,023
Total	$589,661	$140,744	$448,917
Management fees, asset acquisition expense and professional fees, directors' fees, other expenses for the one-month transition period ended December 31, 2012 totaled $155 thousand, $65 thousand, and $370 thousand, respectively. Management fees, asset acquisition expense and professional fees, directors' fees, other expenses for the comparative one-month period ended December 31, 2011 totaled $81 thousand, $0, and $60 thousand, respectively. The variance of $449 thousand is primarily due to additional expenditures associated with the acquisition of the Pinedale LGS.
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
Other Income and Expense
Total other income, net, for the one-month transition period ended December 31, 2012 decreased $4.1 million, as compared to the comparative one-month period ended December 31, 2011. Other income and expense consists of four primary components: Return of Capital Distributions and Dividend Income; Realized and Unrealized Gains and Losses from Securities; Depreciation and Amortization Expense; and Interest Expense. The two largest contributors to the decrease from prior year were the decrease in realized and unrealized gains and losses on securities and the increase in depreciation expense. The decrease in realized and unrealized gains and losses on securities is a result of our exit from investments in MLP equities. The increase in depreciation expense is due primarily to the acquisition of the Pinedale LGS in December 2012. The following discussion expands on the impact of each of the four components on other income and expense.

Net Distributions and Dividend Income Not Recorded as Income
The following table summarizes the breakout of net distributions and dividends reported as income (loss) on the income statement. The table shows the gross distributions and dividend income received from our investment securities on a cash basis, less the amounts that were comprised of distributions and dividends not reported in income received from investment securities (return of capital):

Gross Distributions and Dividend Income Received From Investment Securities
	For the One-Month Transition Period Ended	For the Comparative One-Month Period Ended
	December 31, 2012	December 31, 2011
Distributions and dividend income received from investment securities	$2,325	$119,275
Less: distributions and dividends not reported in income (recorded as a cost reduction)	—	(89,153)
Net distributions and dividends reported as income (loss)	$2,325	$30,122
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
Depreciation expense increased by $417 thousand between periods. This increase is mainly due to the depreciation incurred for Pinedale LGS, which was $286 thousand for the one-month transition period ended December 31, 2012. PNM depreciation increased by $131 thousand for the one-month transition period ended December 31, 2012 relative to the comparative one-month period ended December 31, 2011, see Footnote 4 for further discussion. Mowood's depreciation remained level between periods at $24 thousand as there were no major acquisitions or disposals of property, plant, or equipment.
Interest Expense
Interest expense was approximately $416 thousand and $7 thousand for the one-month transition period ended December 31, 2012 and the comparative one-month period ended December 31, 2011, respectively. The increase is attributable to the $70 million credit facility, which was used to partially fund the Pinedale LGS acquisition, resulting in additional interest costs.
Non-Controlling Interest Attributable to Depreciation, Amortization and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Non-controlling interest attributable to depreciation, amortization and interest expense items was $132 thousand for the one-month transition period ended December 31, 2012.
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
As of December 31, 2013, our equity increased by approximately $78.3 million to $177.2 million from $98.9 million as of November 30, 2012. This increase principally consisted of net proceeds from our December 2012 share offering of approximately $83 million, and a net increase in equity resulting from operations for the year ended December 31, 2013 of approximately $4.5 million, partially offset by a decrease due to dividends paid of approximately $9.1 million. CorEnergy equity was $177.2 million as of December 31, 2013.
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
(1)For a full reconciliation of historical AFFO per share (basic and diluted) to historical Income Attributable to CORR Stockholders, see FFO/AFFO Reconciliation table presented herein. For a full reconciliation of Pro Forma AFFO per share (basic and diluted) to Pro Forma Income Attributable to CORR Stockholders, see Pro Forma FFO/AFFO Reconciliation table presented herein.
(2)For a full reconciliation of historical and Pro Forma Book Value per share (basic and diluted) to historical and pro forma Income Attributable to CORR Stockholders, see Pro Forma Capitalization table presented herein.
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
Pro Forma Capitalization Table
The following capitalization table sets forth the Company's capitalization on a historical basis as of December 31, 2013, and on a pro forma adjusted basis for the Portland Terminal Facility acquisition, as if it had occurred on December 31, 2013. On January 21, 2014, the Company closed a follow on public offering of 7,475,000 shares of common stock, raising approximately $49 million in gross proceeds at $6.50 per share (net proceeds of approximately $46 million after underwriters’ discount). The number of shares includes additional shares that were sold pursuant to an over-allotment option granted to the underwriters of CorEnergy’s public offering of 6,500,000 shares. The net proceeds from this offering were used to finance the Portland Terminal Facility acquisition $40 million acquisition price plus $1.4 million of asset acquisition expenses.

	For the Years Ended December 31, 2013
	Historical	Pro Forma Adjustments	Pro Forma Combined
Cash	$17,963,266	$4,756,278	$22,719,544
Debt:
Long-term debt	70,000,000	—	70,000,000
Total Debt	70,000,000	—	70,000,000
Stockholders' Equity
Warrants, no par value; 945,594 issued and outstanding at December 31, 2013 (5,000,000 authorized)	1,370,700	—	1,370,700
Capital stock, non-convertible, $0.001 par value; 24,156,163 and 31,631,163 shares issued and outstanding, actual and pro forma as adjusted (100,000,000 shares authorized)	24,156	7,475	31,631
Additional paid-in capital	173,441,019	46,045,025	219,486,044
Accumulated retained earnings	1,580,062	—	1,580,062
Accumulated other comprehensive income	777,403	—	777,403
Total Stockholders' Equity	177,193,340	46,052,500	223,245,840
Total Capitalization	$247,193,340	$46,052,500	$293,245,840
Shares outstanding	24,149,396	7,475,000	31,624,396
Book Value per Share	$7.34	N/A	$7.06
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

Pro Forma FFO and AFFO Reconciliation
Pro Forma for the Year Ended December 31, 2013
Pro Forma Net Income (attributable to CorEnergy Stockholders):	$8,031,857
Add:
Pro forma depreciation	12,806,348
Distributions received from investment securities	1,790,066
Income tax expense, net	2,949,518
Less:
Net distributions and dividend income	567,276
Net realized and unrealized gain (loss) on trading securities	(251,213)
Net realized and unrealized gain (loss) on other equity securities	5,617,766
Non-Controlling Interest attributable to FFO reconciling items	1,645,601
Pro Forma Funds from operations (FFO)	17,998,359
Add:
Transaction costs	806,083
Amortization of debt issuance costs	556,300
Amortization of deferred lease costs	61,305
Amortization of above market leases	291,940
Noncash costs associated with derivative instruments	40,290
Nonrecurring personnel costs	113,232
Less:
EIP Lease Adjustment	2,171,236
Amortization of debt premium	121,436
Pro Forma Adjusted funds from operations (AFFO)	$17,574,837

Weighted Average Shares	31,624,396
FFO per share	$0.57
AFFO per share	$0.56
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
PORTFOLIO UPDATES
Eastern Interconnect Project
In connection with the sale of our 40 percent undivided interest in the EIP upon lease termination on April 1, 2015, the Company reevaluated the residual value used to calculate its depreciation of EIP and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expense through the expiration of the lease in April 2015 of approximately $393 thousand per quarter.

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
Portland Terminal Facility. In January 2014, the Company entered into a triple net lease with Arc Terminals for use of the Portland Terminal Facility, which is guaranteed by Arc Logistics. Arc Logistics has an equity market capitalization of approximately $268 million as of March 7, 2014, based on the number of common and subordinated units outstanding as of Arc Logistics’ annual report on Form 10-K filed with the SEC on March 14, 2014. Following the consummation of the Portland Transaction, the Portland Terminal Facility will account for approximately 14.6 percent of our total assets on a pro forma basis as of December 31, 2013, and the lease payments will account for approximately 14.5 percent of our total revenue on a pro forma basis for the year ended December 31, 2013.
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
Subsequent Events
For additional information regarding transactions that occurred subsequent to December 31, 2013, see Note 17, Subsequent Events, in the Notes to the Financial Statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of December 31, 2013, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended November 30, 2012.
As of December 31, 2013, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $23.3 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $1.5 million.
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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2013, we had $70 million in long-term debt. The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. See Note 12 of the notes to our consolidated financial statements included in this report for further information concerning quantitative valuations and the qualitative aspects of our use of interest rate hedge swaps to manage interest rate risk.
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

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F- 2
Consolidated Balance Sheets as of December 31, 2013, November 30, 2012 and December 31, 2012	F- 3
Consolidated Statements of Income and Comprehensive Income for the years ended December, 31, 2013, November 30, 2012, November 30, 2011 and the one-month transition period ended December 31, 2012	F- 4
Consolidated Statements of Equity for the years ended December 31, 2013, November 30, 2012, November 30, 2011 and the one-month transition period ended December 31, 2012	F- 5
Consolidated Statements of Cash Flows for the years ended December 31, 2013. November 30, 2012, November 30, 2011 and the one-month transition period ended December 31, 2012	F- 6
Notes to Consolidated Financial Statements	F- 8
Schedule I - Condensed Financial Information of Registrant	F- 36
Schedule III - Real Estate and Accumulated Depreciation	F- 39

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
/s/Ernst & Young LLP
March 17, 2014
Kansas City, MO

CorEnergy Infrastructure Trust, Inc.

CONSOLIDATED BALANCE SHEETS	December 31, 2013	November 30, 2012	December 31, 2012
Assets
Leased property, net of accumulated depreciation of $12,754,588, $1,131,680, and $1,607,624 at December 31, 2013, November 30, 2012, and December 31, 2012, respectively	$232,220,618	$12,995,169	$243,078,709
Other equity securities, at fair value	23,304,321	19,866,621	19,707,126
Cash and cash equivalents	17,963,266	14,333,456	17,680,783
Trading securities, at fair value	—	55,219,411	4,318,398
Property and equipment, net of accumulated depreciation of $2,037,685, $1,751,202, and $1,774,616 at December 31, 2013, November 30, 2012, and December 31, 2012, respectively	3,318,483	3,589,022	3,566,030
Escrow receivable	—	698,729	698,729
Accounts receivable	2,068,193	1,570,257	922,894
Lease receivable	711,229	—	—
Intangible lease asset, net of accumulated amortization of $729,847, $413,580, and $437,908 at December 31, 2013, November 30, 2012, and December 31, 2012 respectively	364,924	681,191	656,863
Deferred debt issuance costs, net of accumulated amortization of $572,830, $0 and $16,350 at December 31, 2013, November 30, 2012, and December 31, 2012, respectively	1,225,524	—	1,520,823
Deferred lease costs, net of accumulated amortization of $63,272, $0, and $1,967 at December 31, 2013, November 30, 2012, and December 31, 2012, respectively	857,190	—	912,875
Hedged derivative asset	680,968	—	—
Income tax receivable	834,382	—	—
Prepaid expenses and other assets	326,561	2,477,977	598,755
Total Assets	$283,875,659	$111,431,833	$293,661,985
Liabilities and Equity
Long-term debt	$70,000,000	$—	$70,000,000
Accounts payable and other accrued liabilities	2,920,267	2,885,631	4,413,420
Lease obligation	—	27,522	20,698
Income tax liability	—	—	3,855,947
Deferred tax liability	5,332,087	7,172,133	2,396,043
Line of credit	81,935	120,000	—
Unearned revenue	—	2,370,762	2,133,685
Total Liabilities	$78,334,289	$12,576,048	$82,819,793
Equity
Warrants, no par value; 945,594 issued and outstanding at December 31, 2013, November 30, 2012, and December 31, 2012 (5,000,000 authorized)	$1,370,700	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 24,156,163 shares issued and outstanding at December 31, 2013, 9,190,667 shares issued and outstanding at November 30, 2012, and 24,140,667 shares issued and outstanding at December 31, 2012 (100,000,000 shares authorized)	24,156	9,191	24,141
Additional paid-in capital	173,441,019	91,763,475	175,256,675
Accumulated retained earnings	1,580,062	5,712,419	4,209,023
Accumulated other comprehensive income	777,403	—	—
Total CorEnergy Equity	177,193,340	98,855,785	180,860,539
Non-controlling Interest	28,348,030	—	29,981,653
Total Equity	205,541,370	98,855,785	210,842,192
Total Liabilities and Equity	$283,875,659	$111,431,833	$293,661,985
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2013	November 30, 2012	November 30, 2011
Revenue
Lease revenue	$22,552,976	$2,552,975	$1,063,740	$857,909
Sales revenue	8,733,044	8,021,022	2,161,723	868,992
Total Revenue	31,286,020	10,573,997	3,225,463	1,726,901
Expenses
Cost of sales (excluding depreciation expense)	6,734,665	6,078,102	1,689,374	686,976
Management fees, net of expense reimbursements	2,637,265	1,046,796	968,163	155,242
Asset acquisition expenses	806,083	377,834	638,185	64,733
Professional fees	1,678,137	1,141,045	548,759	333,686
Depreciation expense	11,429,980	1,118,269	364,254	499,357
Amortization expense	61,305	—	—	1,967
Operating expenses	924,571	739,519	196,775	48,461
Directors’ fees	178,196	85,050	70,192	8,500
Other expenses	580,183	231,086	183,674	27,500
Total Expenses	25,030,385	10,817,701	4,659,376	1,826,422
Operating Income (Loss)	$6,255,635	$(243,704)	$(1,433,913)	$(99,521)
Other Income (Expense)
Net distributions and dividend income	$584,814	$(279,395)	$651,673	$2,325
Net realized and unrealized gain (loss) on trading securities	(251,213)	4,009,933	2,299,975	(1,769,058)
Net realized and unrealized gain (loss) on other equity securities	5,617,766	16,171,944	2,283,773	(159,495)
Other Income	—	—	40,000	—
Interest expense	(3,288,378)	(81,123)	(36,508)	(416,137)
Total Other Income (Expense)	2,662,989	19,821,359	5,238,913	(2,342,365)
Income (Loss) before income taxes	8,918,624	19,577,655	3,805,000	(2,441,886)
Taxes
Current tax expense	13,474	29,265	253,650	3,855,947
Deferred tax expense (benefit)	2,936,044	7,199,669	629,207	(4,776,090)
Income tax expense (benefit), net	2,949,518	7,228,934	882,857	(920,143)
Net Income (Loss)	5,969,106	12,348,721	2,922,143	(1,521,743)
Less: Net Income (Loss) attributable to non-controlling interest	1,466,767	—	—	(18,347)
Net Income (Loss) attributable to CORR Stockholders	$4,502,339	$12,348,721	$2,922,143	$(1,503,396)

Net Income (Loss)	$5,969,106	$12,348,721	$2,922,143	$(1,521,743)
Other comprehensive income:
Changes in fair value of qualifying hedges attributable to CORR Stockholders	777,403	—	—	—
Changes in fair value of qualifying hedges attributable to non-controlling interest	181,762	—	—	—
Net Change in Other Comprehensive Income	$959,165	$—	$—	$—
Total Comprehensive Income (Loss)	6,928,271	12,348,721	2,922,143	(1,521,743)
Less: Comprehensive income attributable to non-controlling interest	1,648,529	—	—	—
Comprehensive Income (Loss) attributable to CORR Stockholders	$5,279,742	$12,348,721	$2,922,143	$(1,521,743)
Earnings (Loss) Per Common Share:
Basic and Diluted	$0.19	$1.34	$0.32	$(0.10)
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	24,149,396	9,182,425	9,159,809	15,564,861
Dividends declared per share	$0.375	$0.440	$0.410	$—
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount	Warrants
Balance at November 30, 2010	9,146,506	$9,147	$1,370,700	$98,444,952	$—	$(4,345,626)	$—	$95,479,173
Net Income	—	—	—	—	—	2,922,143	—	2,922,143
Distributions to stockholders sourced as return of capital	—	—	—	(3,755,607)	—	—	—	(3,755,607)
Reinvestment of distributions to stockholders	30,383	30	—	252,212	—	—	—	252,242
Consolidation of wholly-owned subsidiary	—	—	—	741,181	—	(5,212,819)	—	(4,471,638)
Balance at November 30, 2011	9,176,889	9,177	1,370,700	95,682,738	—	(6,636,302)	—	90,426,313
Net Income	—	—	—	—	—	12,348,721	—	12,348,721
Distributions to stockholders sourced as return of capital	—	—	—	(4,040,273)	—	—	—	(4,040,273)
Reinvestment of distributions to stockholders	13,778	14	—	121,010	—	—	—	121,024
Balance at November 30, 2012	9,190,667	9,191	1,370,700	91,763,475	—	5,712,419	—	98,855,785
Net Loss	—	—	—	—	—	(1,503,396)	(18,347)	(1,521,743)
Net offering proceeds	14,950,000	14,950	—	83,493,200	—	—	—	83,508,150
Non-controlling interest contribution	—	—	—	—	—	—	30,000,000	30,000,000
Balance at December 31, 2012	24,140,667	24,141	1,370,700	175,256,675	—	4,209,023	29,981,653	210,842,192
Net Income	—	—	—	—	—	4,502,339	1,466,767	5,969,106
Net change in cash flow hedges	—	—	—	—	777,403	—	181,762	959,165
Total comprehensive income	—	—	—	—	777,403	4,502,339	1,648,529	6,928,271
Dividends	—	—	—	(1,923,760)	—	(7,131,300)	—	(9,055,060)
Distributions to Non-controlling interest	—	—	—	—	—	—	(3,282,152)	(3,282,152)
Reinvestment of dividends paid to stockholders	15,496	15	—	108,104	—	—	—	108,119
Balance at December 31, 2013	24,156,163	$24,156	$1,370,700	$173,441,019	$777,403	$1,580,062	$28,348,030	$205,541,370
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2013	November 30, 2012	November 30, 2011
Operating Activities
Net Income (Loss)	$5,969,106	$12,348,721	$2,922,143	$(1,521,743)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Distributions received from investment securities	(567,276)	4,985,370	2,845,434	—
Deferred income tax, net	2,936,044	7,199,669	629,207	(4,776,090)
Depreciation	11,429,980	1,118,269	364,254	499,357
Amortization	909,724	200,056	27,030	42,645
Realized and unrealized (gain) loss on trading securities	251,213	(4,009,933)	(2,299,975)	1,769,058
Realized and unrealized (gain) loss on other equity securities	(5,617,766)	(16,171,944)	(2,283,773)	159,495
Unrealized (gain) loss on derivative contract	(11,095)	—	—	316,756
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,145,299)	(167,302)	(49,695)	647,363
(Increase) decrease in lease receivable	(711,229)	474,152	237,077	—
(Increase) decrease in prepaid expenses and other assets	272,194	(233,272)	70,109	(177,521)
Increase in accounts payable and other accrued liabilities	816,430	1,533,944	300,635	122,445
Increase (decrease) in current income tax liability	(4,690,329)	—	—	3,922,682
Increase (decrease) in unearned revenue	(2,133,685)	2,370,762	—	(237,077)
Net cash provided by operating activities	$7,708,012	$9,648,492	$2,762,446	$767,370
Investing Activities
Purchases of long-term investments of trading and other equity securities	—	—	(38,060,281)	—
Proceeds from sale of long-term investment of trading and other equity securities	5,580,985	9,983,169	53,950,583	26,085,740
Deferred lease costs	(74,037)	—	—	(796,649)
Acquisition expenditures	(1,834,036)	(942,707)	—	(205,706,823)
Purchases of property and equipment	(40,670)	(30,321)	—	(421)
Cash paid in business combination	—	—	(12,250,000)	—
Proceeds from sale of property and equipment	5,201	3,076	(1,045)	—
Return of capital on distributions received	1,772,776	—	—	—
Net cash provided by (used in) investing activities	$5,410,219	$9,013,217	$3,639,257	$(180,418,153)
Financing Activities
Payments on lease obligation	(20,698)	(80,028)	(44,816)	(6,824)
Debt financing costs	(144,798)	(1,054,302)	—	(1,391,846)
Net offering proceeds	(523,094)	—	—	84,516,780
Debt issuance	—	—	—	70,000,000
Proceeds from non-controlling interest	—	—	—	30,000,000
Dividends paid	(8,946,941)	(3,919,249)	(3,503,365)	—
Distributions to non-controlling interest	(3,282,152)	—	—	—
Advances on revolving line of credit	221,332	5,285,000	—	530,000
Payments on revolving line of credit	(139,397)	(5,165,000)	(400,000)	(650,000)
Payments on long-term debt	—	(2,188,000)	(1,221,000)	—
Net cash used in financing activities	$(12,835,748)	$(7,121,579)	$(5,169,181)	$182,998,110
Net Change in Cash and Cash Equivalents	$282,483	$11,540,130	$1,232,522	$3,347,327
Consolidation of wholly-owned subsidiary	—	—	94,611	—
Cash and Cash Equivalents at beginning of period	17,680,783	2,793,326	1,466,193	14,333,456
Cash and Cash Equivalents at end of period	$17,963,266	$14,333,456	$2,793,326	$17,680,783
Supplemental information continued on next page.
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued from previous page.

	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2013	November 30, 2012	November 30, 2011
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,651,355	$203,611	$176,595	$2,765
Income taxes paid (net of refunds)	$4,637,068	$96,000	$253,650	$—
Non-Cash Investing Activities
Security proceeds from sale in long-term investment of other equity securities	$—	$26,565,400	$—	$23,046,215
Reclassification of prepaid expenses and other assets to deferred lease costs	$—	$—	$—	$753,940
Reclassification of prepaid expenses and other assets to acquisition expenditures	$—	$—	$—	$181,766
Change in accounts payable and accrued expenses related to deferred lease costs	$(68,417)	$—	$—	$(653,747)
Change in accounts payable and accrued expenses related to acquisition expenditures	$(1,545,163)	$—	$—	$1,624,680
Non-Cash Financing Activities
Reclassification of prepaid expenses and other assets to issuance of equity	$—	$—	$—	$617,308
Reclassification of prepaid expenses and other assets to debt financing costs	$—	$—	$—	$436,994
Change in accounts payable and accrued expenses related to the issuance of equity	$(523,094)	$—	$—	$391,322
Change in accounts payable and accrued expenses related to debt financing costs	$116,383	$—	$—	$(291,667)
Reinvestment of distributions by common stockholders in additional common shares	$108,119	$121,024	$252,242	$—

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
Our long-term participating lease structures provide us base rents that are fixed and determinable, with escalators dependent upon increases in the Consumer Price Index. Leases may also include features that allow us to participate in the financial performance or value of the energy infrastructure asset.
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
The Company initially records long-lived assets at their acquisition cost, unless the transaction is accounted for as a business combination. If the transaction is accounted for as a business combination, the Company allocates the purchase price to the acquired tangible and intangible assets and liabilities based on their estimated fair values. The Company determines the fair values of assets and liabilities based on discounted cash flow models using current market assumptions, appraisals, recent transactions involving similar assets or liabilities and other objective evidence, and depreciates the asset values over the estimated remaining useful lives.
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
P. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

•
Securities Transactions and Investment Income Recognition – Securities transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Distributions received from our equity investments are generally comprised of ordinary income, capital gains and distributions received from investment securities from the portfolio company. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from each portfolio company and other industry sources. These estimates may subsequently be revised based on information received from the portfolio companies after their tax reporting periods are concluded, as the actual character of these distributions are not known until after our fiscal year end.

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

•
Dividends and distributions from investments – Dividends and distributions from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from the Company’s investments are generally characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital is paid by our investees from their cash flow from operations. The Company records investment income, capital gains and distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

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

Certain condensed financial information of the unconsolidated affiliates follows. The information is the most recently available financial information for these companies, which is the last twelve months ending September 30, 2013 for Lightfoot Capital Partners LP (6.7 percent) and the last twelve months ending November 30, 2013 for VantaCore Partners LP (11.1 percent).

Revenues	$127,356,000	Current assets	$36,726,000
Operating expenses	$66,167,000	Noncurrent assets	$417,998,000
Net income	$33,360,000	Current liabilities	$28,285,000
		Noncurrent liabilities	$191,405,000
		Partner's equity	$235,034,000

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
11. CREDIT FACILITIES
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Funding of the credit facility was conditioned on our contribution of the proceeds of the stock issuance to Pinedale LP and the receipt by Pinedale LP of the $30 million co-investment funds from Prudential. Outstanding balances under the credit facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent (3.42 percent as of December 31, 2013). The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest quarterly and is further obligated to make monthly principal payments, beginning March 7, 2014, in the amount of $294 thousand or 0.42 percent of the principal balance as of March 1, 2014. Principal payment of $2.9 million and $3.5 million are required in 2014 and 2015, respectively. The registrant has provided to KeyBank a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. The Company is required to maintain a restricted collateral account into which Ultra Wyoming makes all lease payments under the Pinedale Lease Agreement. Payments of principal and interest pursuant to the credit facility are drawn by KeyBank directly from the restricted collateral account prior to transferring the remaining cash to the Pinedale LP operating account. The balance in the restricted collateral account at December 31, 2013 was $0. As of December 31, 2013, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.

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

15. Quarterly Financial Data (Unaudited)

	For the Fiscal Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Lease revenue	$5,638,244	$5,638,244	$5,638,244	$5,638,244
Sales revenue	2,515,573	1,929,772	1,935,868	2,351,831
Total revenue	8,153,817	7,568,016	7,574,112	7,990,075
Cost of sales	2,003,639	1,476,348	1,411,318	1,843,360
Management fees, net of expense reimbursements	643,814	646,394	647,380	699,677
All other expenses	3,705,925	3,845,005	4,227,013	3,880,512
Total expenses	6,353,378	5,967,747	6,285,711	6,423,549
Income (loss) from operations, before income taxes	1,800,439	1,600,269	1,288,401	1,566,526
Realized and unrealized gain (loss) on securities transactions, before income taxes	2,742,049	(30,976)	872,020	1,783,460
Distributions and income from investments, net	13,124	2,701	568,332	657
Income tax expense, net	(737,381)	(907,275)	(818,134)	(825,588)
Total other income (loss) and expense, net, before income taxes	2,017,792	(935,550)	622,218	958,529
Income (loss) before income taxes	3,818,231	664,719	1,910,619	2,525,055
Current and deferred tax expense, net	1,020,944	241,754	1,105,125	581,695
Net income	$2,797,287	$422,965	$805,494	$1,943,360
Net income attributable to non-controlling interest	$384,534	$352,893	$366,042	$363,298
Net income attributable to CORR stockholders	$2,412,753	$70,072	$439,452	$1,580,062
Basic and diluted earnings per share	$0.10	$0.00	$0.02	$0.06

	For the Fiscal Quarters Ended
	February 28, 2012	May 31, 2012	August 31, 2012	November 30, 2012
Lease income	$638,244	$638,244	$638,244	$638,243
Sales revenue	2,437,310	1,439,958	1,927,626	2,216,128
Total revenue	3,075,554	2,078,202	2,565,870	2,854,371
Cost of sales	2,004,672	1,031,114	1,381,161	1,661,155
Management fees, net of expense reimbursements	247,381	254,965	298,051	246,399
All other expenses	599,865	892,759	1,082,911	1,117,268
Total expenses	2,851,918	2,178,838	2,762,123	3,024,822
Income (loss) from operations, before income taxes	223,636	(100,636)	(196,253)	(170,451)
Realized and unrealized gain (loss) on securities transactions, before income taxes	8,931,466	3,237,325	8,492,502	(479,416)
Distributions and income from investments, net	85,262	55,462	(502,176)	82,057
Interest Expense	(27,409)	(25,229)	(16,780)	(11,705)
Total other income (loss) and expense, net, before income taxes	8,989,319	3,267,558	7,973,546	(409,064)
Income (loss) before income taxes	9,212,955	3,166,922	7,777,293	(579,515)
Current and deferred tax expense, net	(3,465,914)	(1,190,162)	(2,788,785)	215,927
Net income	$5,747,041	$1,976,760	$4,988,508	$(363,588)
Basic and diluted earnings (loss) per share	$0.63	$0.21	$0.54	$(0.04)
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

16. CORENERGY HISTORICAL FINANCIALS

Summary Balance Sheets and Statements of Income for the one-month transition period ending December 31, 2012 and the comparative one-month period ended December 31, 2011 are presented below. For further information please refer to the section with Management's Discussion and Analysis.

CorEnergy Historical Summary Consolidated Balance Sheets
	December 31, 2012	December 31, 2011 (Unaudited)
Current assets	$19,202,432	$5,307,970
Non-current assets	274,459,553	90,623,108
Total Assets	$293,661,985	$95,931,078

Current liabilities	$8,290,065	$1,552,281
Non-current liabilities	74,529,728	2,894,200
Total Liabilities	82,819,793	4,446,481
Shareholder's equity	210,842,192	91,484,597
Total Liabilities and Shareholder's Equity	$293,661,985	$95,931,078

CorEnergy Historical Summary Consolidated Statements of Income
	For the One- Month Transition Period Ended December 31, 2012	For the One- Month Period Ended December 31, 2011 (Unaudited)
Revenues	$1,726,901	$1,079,612
Expenses	1,826,422	993,919
Operating Income (Loss)	(99,521)	85,693
Other Income (Expense), net	(2,342,365)	1,601,084
Income (Loss) before income tax benefit (provision)	(2,441,886)	1,686,777
Income tax benefit (provision)	920,143	(628,493)
Net Income (Loss)	(1,521,743)	1,058,284
Less: Net Income (Loss) attributable to non-controlling interest	(18,347)	—
Net Income (Loss) attributable to CORR Stockholders	$(1,503,396)	$1,058,284

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
Loan Agreement with Black Bison
On March 13, 2014, our subsidiary Corridor Bison, LLC ("Corridor Bison") entered into a Loan Agreement with Black Bison Water Services, LLC ("Water Services"), pursuant to which Corridor Bison agreed to loan to Water Services up to $11,500,000 (the "Loan"). The proceeds of the Loan are to be used by Water Services and its affiliates to finance the acquisition and development of real property that will provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. Water Services' initial Loan draw in the amount of $4,265,000 was used to acquire real property in Wyoming and to pay Loan transaction expenses.
Interest will initially accrue on the outstanding principal amount of the Loan at an annual base rate of 12 percent, which base rate will increase by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Loan will bear variable interest calculated as a function of the increase in volume of water treated by Water Services during the particular month. The base rent plus variable rent is capped at 19 percent per annum. The Loan matures on March 31, 2024 and is to be amortized by quarterly payments beginning March 31, 2015 and annual prepayments based upon free cash flows of the Borrower and its affiliates commencing in April 2015. The Loan is secured by the real property and equipment held by Water Services and the outstanding equity in Water Services and its affiliates. The Loan is also guarantied by all affiliates of Water Services.
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

                                                F- 35

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc.
CONDENSED BALANCE SHEETS

	December 31, 2013	November 30, 2012	December 31, 2012
Assets
Leased property, net of accumulated depreciation of $3,790,570, $1,131,680, and $1,327,517 at December 31, 2013, November 30, 2012, and December 31, 2012, respectively	$15,374,167	$12,995,169	$17,592,988
Investments	135,574,270	20,697,003	151,857,174
Cash and cash equivalents	16,649,618	14,289,425	16,504,354
Trading securities, at fair value	—	55,219,411	—
Due from subsidiary	3,972,006	—	—
Note receivable from subsidiary	5,300,000	3,800,000	5,300,000
Escrow receivable	—	698,729	—
Lease receivable	711,229	—	—
Intangible lease asset, net of accumulated amortization of $729,847, $413,580, and $437,908 at December 31, 2013, November 30, 2012, and December 31, 2012 respectively	364,924	681,191	656,863
Deferred debt issuance costs, net of accumulated amortization of $56,019, $0 and $448 at December 31, 2013, November 30, 2012, and December 31, 2012, respectively	235,693	—	41,262
Deferred lease costs, net of accumulated amortization of $5,490, $0, and $172 at December 31, 2013, November 30, 2012, and December 31, 2012, respectively	74,286	—	79,604
Income tax receivable	512,060	—	—
Prepaid expenses and other assets	156,153	2,078,724	75,665
Total Assets	$178,924,406	$110,459,652	$192,107,910
Liabilities and Equity
Long-term debt	$—	$—	$—
Accounts payable and other accrued liabilities	1,731,066	2,060,972	2,861,696
Distributions payable to non-controlling interest	—	—	—
Lease obligation	—	—	—
Income tax liability	—	—	3,855,947
Deferred tax liability	—	7,172,133	2,396,043
Line of credit	—	—	—
Unearned revenue	—	2,370,762	2,133,685
Total Liabilities	$1,731,066	$11,603,867	$11,247,371
Equity
Warrants, no par value; 945,594 issued and outstanding at December 31, 2013, November 30, 2012, and December 31, 2012 (5,000,000 authorized)	$1,370,700	$1,370,700	$1,370,700
Capital stock, non-convertible, $0.001 par value; 24,156,163 shares issued and outstanding at December 31, 2013, 9,190,667 shares issued and outstanding at November 30, 2012, and 24,140,667 shares issued and outstanding at December 31, 2012 (100,000,000 shares authorized)	24,156	9,191	24,141
Additional paid-in capital	173,441,019	91,763,475	175,256,675
Accumulated retained earnings	1,580,062	5,712,419	4,209,023
Accumulated other comprehensive income	777,403	—	—
Total Equity	177,193,340	98,855,785	180,860,539
Total Liabilities and Equity	$178,924,406	$110,459,652	$192,107,910

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued
CONDENSED STATEMENTS OF INCOME AND CONSOLIDATED INCOME

	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2013	November 30, 2012	November 30, 2011
Revenue
Lease revenue	$2,552,976	$2,552,975	$1,063,740	$212,748
Earnings (loss) from subsidiary	5,720,413	356,336	86,967	(22,313)
Total Revenue	8,273,389	2,909,311	1,150,707	190,435
Expenses
Management fees, net of expense reimbursements	366,863	1,046,796	968,163	155,242
Asset acquisition expenses	806,083	377,834	638,185	64,734
Professional fees	198,562	1,141,045	548,759	282,303
Depreciation expense	2,463,052	837,371	294,309	195,838
Amortization expense	5,320	—	—	172
Directors’ fees	24,788	85,050	70,192	6,000
Other expenses	113,001	232,248	205,795	27,500
Total Expenses	3,977,669	3,720,344	2,725,403	731,789
Operating Income (Loss)	$4,295,720	$(811,033)	$(1,574,696)	$(541,354)
Other Income (Expense)
Net distributions and dividend income	$6,681	$261,472	$786,151	$48,136
Net realized and unrealized gain (loss) on trading securities	—	4,009,933	2,299,975	(1,769,058)
Net realized and unrealized gain (loss) on other equity securities	—	16,171,944	2,283,773	(159,495)
Other Income	—	—	40,000	—
Interest expense (income)	(703,091)	54,661	30,203	1,768
Total Other Income (Expense)	709,772	20,388,688	5,379,696	(1,882,185)
Income (Loss) before income taxes	5,005,492	19,577,655	3,805,000	(2,423,539)
Taxes
Current tax expense (benefit)	(540,111)	29,265	253,650	3,855,947
Deferred tax expense (benefit)	1,043,264	7,199,669	629,207	(4,776,090)
Income tax expense (benefit), net	503,153	7,228,934	882,857	(920,143)
Net Income (Loss)	4,502,339	12,348,721	2,922,143	(1,503,396)

Other comprehensive income:
Changes in fair value of qualifying hedges	777,403	—	—	—
Total Comprehensive Income	$5,279,742	$—	$—	$—

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF CASH FLOW

	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2013	November 30, 2012	November 30, 2011
Net cash provided by operating activities	$(8,040,654)	$9,391,301	$2,284,927	$223,494
Investing Activities
Purchases of long-term investments of trading and other equity securities	—	—	(38,060,281)	—
Proceeds from sale of long-term investment of trading and other equity securities	—	9,983,169	53,950,583	26,085,740
Deferred lease costs	—	—	—	(796,649)
Investment in consolidated subsidiaries	—	—	—	(108,300,100)
Cash distributions from consolidated subsidiaries	19,337,911	281,133	71,023	483,346
Acquisition expenditures	(1,651,956)	(942,707)	—	2,318
Cash paid in business combination	—	—	(12,250,000)	—
Net cash provided by investing activities	$17,685,955	$9,321,595	$3,711,325	$(82,525,345)
Financing Activities
Debt financing costs	(30,002)	(1,054,302)	—	—
Net offering proceeds	(523,094)	—	—	84,516,780
Dividends	(8,946,941)	(3,919,249)	(3,503,365)	—
Payments on long-term debt	—	(2,188,000)	(1,221,000)	—
Net cash used in financing activities	$(9,500,037)	$(7,161,551)	$(4,724,365)	$84,516,780
Net Change in Cash and Cash Equivalents	$145,264	$11,551,345	$1,271,887	$2,214,929
Cash and Cash Equivalents at beginning of period	16,504,354	2,738,080	1,466,193	14,289,425
Cash and Cash Equivalents at end of period	$16,649,618	$14,289,425	$2,738,080	$16,504,354
See accompanying notes to condensed financial statements.

Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$176,595	$176,595	$2,765
Income taxes paid (net of refunds)	$3,761,161	$96,000	$253,650	$—
Non-Cash Investing Activities
Security proceeds from sale in long-term investment of other equity securities	$—	$26,565,400	$—	$23,046,215
Reclassification of prepaid expenses and other assets to deferred lease costs	$—	$—	$—	$753,940
Reclassification of prepaid expenses and other assets to acquisition expenditures	$—	$—	$—	$188,766
Change in accounts payable and accrued expenses related to deferred lease costs	$—	$—	$—	$(704,164)
Change in accounts payable and accrued expenses related to acquisition expenditures	$(1,407,724)	$—	$—	$1,560,993
Non-Cash Financing Activities
Reclassification of prepaid expenses and other assets to issuance of equity	$—	$—	$—	$617,308
Reclassification of prepaid expenses and other assets to deferred loan costs	$—	$—	$—	$436,994
Change in accounts payable and accrued expenses related to the issuance of equity	$(523,094)	$—	$—	$391,322
Change in accounts payable and accrued expenses related to debt financing costs	$220,000	$—	$—	$(395,284)
Reinvestment of distributions by common stockholders in additional common shares	$108,119	$121,024	$252,242	$—

NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE A - BASIS OF PRESENTATION
In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.
NOTE B - DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to CorEnergy Infrastructure Trust, Inc. from the Company's consolidated subsidiaries were $19,337,911, $281,133, $71,023 and $483,346 for the years ended December 31, 2013, November 30, 2012 November 30, 2011 and for the one-month transition period ended December 31, 2012, respectively.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CorEnergy Infrastructure Trust, Inc.

			Initial Cost to Company		Gross Amount Carried at Close of Period 12/31/13
Description	Location	Date Acquired	Land	Building & Fixtures	Land	Building & Fixtures	Total	Accumulated Depreciation	Investment in Real Estate, Net at 12/31/13	Encumbrances
Pinedale LGS[1]	Pinedale, WY	2012	$105,485,063	$125,119,062	$105,485,063	$125,119,062	$230,604,125	$9,154,337	$221,449,788	$70,000,000
Eastern Interconnect Project	Albuquerque, NM	2011	—	14,126,849	—	14,126,849	14,126,849	3,600,251	10,526,598	—
			$105,485,063	$139,245,911	$105,485,063	$139,245,911	$244,730,974	$12,754,588	$231,976,386	$70,000,000
Pre-Acquisition Costs			$—	$244,232	$—	$244,232	$244,232	$—	$244,232	$—
			$105,485,063	$139,490,143	$105,485,063	$139,490,143	$244,975,206	$12,754,588	$232,220,618	$70,000,000
(1) In connection with the asset acquisition, CorEnergy and Pinedale LP incurred acquisition costs in connection with the transaction in the amount of $2,557,910.

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

March 19, 2014