Form 10-K/A
period 2013-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2014-03-31
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended by Amendment No. 1 thereto on Form 10-K/A filed on March 19, 2014 (as amended to date, our “Form 10-K”), is further amended and revised by this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) (i) to update certain cross-references in Part III to information to be incorporated by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders and (ii) to include the separate financial statements of VantaCore Partners LP (“VantaCore”), in accordance with Rule 3-09 of Regulation S-X (“Rule 3-09”), as new Exhibit 99.1, in Part IV, Item 15, Exhibits, Financial Statement Schedules (“Item 15”). The Company owns equity interests in VantaCore and is required to include its financial statements pursuant to Rule 3-09(a) and Rule 1-02(w) of Regulation S-X. In accordance with Rule 3-09(b)(1), the separate financial statements of VantaCore are being filed as an amendment to our Form 10-K, within 90 days after the end of our fiscal year, as they were not available prior to the filing of our Form 10-K.

In addition, this Amendment No. 2 (i) revises Part III, Item 10, Item 12 and Item 13 to update certain cross-references to information to be incorporated by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders and (ii) revises Part IV, Item 15 to include new Exhibits 31.3, 31.4, and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b), and new Exhibit 23.2, consent of McGladrey LLP and Exhibit 23.3, consent of Cooper, Travis & Company, PLC.

Except as described above, no other amendments are being made to the Form 10-K. This Amendment No. 2 does not update or modify the disclosure contained in our Form 10-K in any way other than as required to reflect the items discussed above and does not reflect events occurring after the March 19, 2014 filing of our Amendment No. 1 to Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

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

Additional information is incorporated by reference to the sections captioned “Nominees for Directors,” “Incumbent Directors Continuing in Office,” “Information About Executive Officers,” “Board of Directors Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Stockholder Proposals and Nominations for the 2015 Annual Meeting” in our proxy statement for our 2014 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the sections captioned “Security Ownership of Management and Certain Beneficial Owners” and “Proposal 3 - Approval of Director Compensation Plan” in our proxy statement for our 2014 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections captioned “Election of Directors,” “Nominees for Director,” “Incumbent Directors Continuing in Office,” “Board of Directors Meetings and Committees” and “Certain Relationships and Related Party Transactions” in our proxy statement for our 2014 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K/A:

1.
The Financial Statements listed in the Index to Financial Statements on Page F-1 of the Annual Report on Form 10-K/A (Amendment No. 1) filed on March 19, 2014, which are incorporated herein by reference.

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

10.16	Membership Interest Purchase Agreement, dated January 14, 2014, by and among Lightfoot Capital Partners, LP, CorEnergy Infrastructure Trust, Inc. and Arc Terminals Holdings LLC (15)
10.17	Lease, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (16)
10.18	Asset Purchase Agreement, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (16)

14.1	Code of Ethics for Principal Executive Officer and Principal Financial Officer (10)

21.1	Subsidiaries of the Company (17)

23.1	Consent of Ernst & Young LLP dated March 19, 2014 (17)

23.2	Consent of McGladry LLP dated March 31, 2014 – filed herewith

23.3	Consent of Cooper, Travis & Company, PLC dated March 31, 2014 – filed herewith

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)

31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)

31.3	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith

31.4	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

32.2	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith

99.1	Financial Statements of VantaCore Partners LP as of December 31, 2012 and 2013 and for the three years ended December 31, 2013 – filed herewith

101
The following materials from CorEnergy Infrastructure Trust, Inc.’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements (17)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form N-2, filed August 28, 2006 (File No. 333-136923).

(2)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 14, 2014 (the first Form 8-K filing on such date).

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed July 31, 2013.

(4)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed January 9, 2007 (File No. 333-136923).

(5)	Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed July 3, 2007 (File No. 333-142859).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007.
Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended November 30, 2010.

(7)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 1, 2011.

(8)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 10, 2012.

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 17, 2012.

(10)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 21, 2012.

(11)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 2012, filed February 13, 2013.

(12)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013.

(13)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed November 12, 2013.

(14)	Incorporated by reference to the Registrant's current report on Form 8-K, filed August 27, 2013.

(15)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 14, 2014 (the second Form 8-K filing on such date).

(16)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 22, 2014.

(17)	Incorporated by reference to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1), for the year ended December 31, 2013, filed March 19, 2014.
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

March 31, 2014