Form 10-Q
period 2014-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2014-05-12
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

(816) 875-3705
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
As of April 30, 2014, the registrant had 31,635,537 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014
TABLE OF CONTENTS
____________________________________________________________________________________________

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the 2013 Annual Report on Form 10-K, as amended.

The condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $15,815,415 and $12,754,588	$271,125,556	$232,220,618
Other equity securities, at fair value	24,107,243	23,304,321
Cash and cash equivalents	23,095,733	17,963,266
Property and equipment, net of accumulated depreciation of $2,108,495 and $2,037,685	3,247,673	3,318,483
Financing note and related accrued interest receivable, net	4,107,955	—
Lease receivable	438,239	711,229
Accounts receivable	2,213,860	2,068,193
Intangible lease asset, net of accumulated amortization of $802,832 and $729,847	291,939	364,924
Deferred debt issuance costs, net of accumulated amortization of $717,670 and $572,830	1,080,684	1,225,524
Deferred lease costs, net of accumulated amortization of $78,613 and $63,272	841,849	857,190
Hedged derivative asset	611,326	680,968
Income tax receivable	—	834,382
Prepaid expenses and other assets	433,618	326,561
Total Assets	$331,595,675	$283,875,659
Liabilities and Equity
Current maturities of long-term debt	$3,528,000	$2,940,000
Long-term debt (net of current maturities)	66,178,000	67,060,000
Accounts payable and other accrued liabilities	2,786,408	2,920,267
Unearned revenue	2,844,914	—
Deferred tax liability	4,991,526	5,332,087
Income tax payable	198,865	—
Line of credit	483,105	81,935
Total Liabilities	$81,010,818	$78,334,289
Equity
Warrants, no par value; 0 and 945,594 issued and outstanding at March 31, 2014 and December 31, 2013, respectively (5,000,000 authorized)	$—	$1,370,700
Capital stock, non-convertible, $0.001 par value; 31,635,537 shares issued and outstanding at March 31, 2014 and 24,156,163 shares issued and outstanding at December 31, 2013 (100,000,000 shares authorized)	31,635	24,156
Additional paid-in capital	220,458,108	173,441,019
Accumulated retained earnings	665,698	1,580,062
Accumulated other comprehensive income	706,783	777,403
Total CorEnergy Equity	221,862,224	177,193,340
Non-controlling interest	28,722,633	28,348,030
Total Equity	250,584,857	205,541,370
Total Liabilities and Equity	$331,595,675	$283,875,659
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Revenue
Lease revenue	$6,762,408	$5,638,244
Sales revenue	3,259,530	2,515,573
Financing revenue	25,619	—
Total Revenue	10,047,557	8,153,817
Expenses
Cost of sales (excluding depreciation expense)	2,707,358	2,003,639
Management fees	783,868	643,814
Asset acquisition expenses	16,217	31,817
Professional fees	399,128	454,183
Depreciation expense	3,131,637	2,857,036
Amortization expense	15,341	15,279
Operating expenses	222,741	206,904
Directors’ fees	65,034	18,000
Other expenses	168,708	122,706
Total Expenses	7,510,032	6,353,378
Operating Income	$2,537,525	$1,800,439
Other Income (Expense)
Net distributions and dividend income	$—	$13,124
Net realized and unrealized gain on trading securities	—	316,063
Net realized and unrealized gain on other equity securities	1,294,182	2,425,986
Interest expense	(821,921)	(737,381)
Total Other Income	472,261	2,017,792
Income before income taxes	3,009,786	3,818,231
Taxes
Current tax expense	854,075	285,891
Deferred tax expense (benefit)	(340,562)	735,053
Income tax expense, net	513,513	1,020,944
Net Income	2,496,273	2,797,287
Less: Net income attributable to non-controlling interest	391,114	384,534
Net Income attributable to CORR Stockholders	$2,105,159	$2,412,753

Net income	$2,496,273	$2,797,287
Other comprehensive income:
Changes in fair value of qualifying hedges attributable to CORR Stockholders	(70,620)	—
Changes in fair value of qualifying hedges attributable to non-controlling interest	(16,511)	—
Net Change in Other Comprehensive Income	$(87,131)	$—
Total Comprehensive Income	2,409,142	2,797,287
Less: Comprehensive income attributable to non-controlling interest	374,603	384,534
Comprehensive Income attributable to CORR Stockholders	$2,034,539	$2,412,753

Earnings Per Common Share:
Basic and Diluted	$0.07	$0.10
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	29,973,357	24,141,720
Dividends declared per share	$0.125	$0.125
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount	Warrants
Balance at December 31, 2012	24,140,667	$24,141	$1,370,700	$175,256,675	$—	$4,209,023	$29,981,653	$210,842,192
Net income	—	—	—	—	—	4,502,339	1,466,767	5,969,106
Net change in cash flow hedges	—	—	—	—	777,403	—	181,762	959,165
Total comprehensive income	—	—	—	—	777,403	4,502,339	1,648,529	6,928,271
Dividends	—	—	—	(1,923,760)	—	(7,131,300)	—	(9,055,060)
Distributions to non-controlling interest	—	—	—	—	—	—	(3,282,152)	(3,282,152)
Reinvestment of dividends paid to stockholders	15,496	15	—	108,104	—	—	—	108,119
Balance at December 31, 2013	24,156,163	$24,156	$1,370,700	$173,441,019	$777,403	$1,580,062	$28,348,030	$205,541,370
Net income	—	—	—	—	—	2,105,159	391,114	2,496,273
Net change in cash flow hedges	—	—	—	—	(70,620)	—	(16,511)	(87,131)
Total comprehensive income	—	—	—	—	(70,620)	2,105,159	374,603	2,409,142
Net offering proceeds	7,475,000	7,475	—	45,617,088	—	—	—	45,624,563
Dividends	—	—	—	—	—	(3,019,523)	—	(3,019,523)
Reinvestment of dividends paid to stockholders	4,374	4	—	29,301	—	—	—	29,305
Warrant expiration	—	—	(1,370,700)	1,370,700	—	—	—	—
Balance at March 31, 2014 (Unaudited)	31,635,537	$31,635	$—	$220,458,108	$706,783	$665,698	$28,722,633	$250,584,857
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Operating Activities
Net income	$2,496,273	$2,797,287
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax, net	(340,561)	735,053
Depreciation	3,131,637	2,857,036
Amortization	233,166	216,738
Realized and unrealized gain on trading securities	—	(316,063)
Realized and unrealized gain on other equity securities	(1,294,182)	(2,425,986)
Unrealized gain on derivative contract	(17,489)	—
Changes in assets and liabilities:
Increase in accounts receivable	(145,667)	(741,371)
Decrease in lease receivable	272,990	—
(Increase) decrease in prepaid expenses and other assets	(107,057)	136,042
Increase (decrease) in accounts payable and other accrued liabilities	8,017	(349,318)
Increase (decrease) in current income tax liability	1,033,247	(3,647,016)
Increase (decrease) in unearned revenue	2,844,914	(711,228)
Net cash provided by (used in) operating activities	$8,115,288	$(1,448,826)
Investing Activities
Proceeds from sale of long-term investment of trading and other equity securities	—	4,557,379
Deferred lease costs	—	(5,620)
Acquisition of leased assets	(41,887,644)	—
Purchases of property and equipment	—	(41,163)
Issuance of financing note receivable	(4,107,955)	—
Return of capital on distributions received	491,260	314,340
Net cash (used in) provided by investing activities	$(45,504,339)	$4,824,936
Financing Activities
Payments on lease obligation	—	(20,698)
Debt financing costs	(220,000)	(10,999)
Net offering proceeds	45,624,563	—
Dividends paid	(2,990,215)	(2,968,442)
Advances on revolving line of credit	1,523,266	139,397
Payments on revolving line of credit	(1,122,096)	—
Principal payment on credit facility	(294,000)	—
Net cash provided by (used in) financing activities	$42,521,518	$(2,860,742)
Net change in cash and cash equivalents	$5,132,467	$515,368
Cash and cash equivalents at beginning of period	17,963,266	17,680,783
Cash and cash equivalents at end of period	$23,095,733	$18,196,151

Supplemental Disclosure of Cash Flow Information
Interest paid	$690,570	$531,318
Income taxes paid (refunds received)	$(179,172)	$3,895,800
Non-Cash Investing Activities
Change in accounts payable and accrued expenses related to acquisition expenditures	$78,121	$—
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$29,305	$49,141
Change in accounts payable and accrued expenses related to debt financing costs	$(220,000)	$—
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. ("CorEnergy"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's shares are listed on the New York Stock Exchange under the symbol “CORR.” As used in this report, the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple net participating leases with energy companies. We also may provide other types of capital, including loans secured by energy infrastructure assets. We intend to acquire assets that are accretive to our shareholders and allow us to remain a diversified energy infrastructure real estate investment trust (REIT). Targeted assets include pipelines, storage tanks, transmission lines and gathering systems, among others. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to sources such as corporate borrowing, bond offerings, or equity offerings. We expect to receive participation features in the financial performance or value of the underlying infrastructure real property asset. The triple net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order.
The Company's consolidated financial statements include the Company's direct and indirect wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's financial statements also present non-controlling interests in the case of entities that are not wholly-owned subsidiaries of the Company.
The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity ("VIE"), as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic on Consolidation. The Topic on Consolidation requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This topic requires an ongoing reassessment. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of FASB ASC, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
Taxable REIT subsidiaries hold our securities portfolio (Corridor Public Holdings, Inc. and its wholly-owned subsidiary Corridor Private Holdings, Inc.) and our operating business (Mowood Corridor, Inc. and its wholly-owned subsidiary, Mowood, LLC ("Mowood"), which is the holding company for Omega Pipeline Company, LLC (“Omega”)). Omega owns and operates a natural gas distribution system in Fort Leonard Wood, Missouri. Omega is responsible for purchasing and coordinating delivery of natural gas to Fort Leonard Wood, as well as performing maintenance and expansion of the pipeline. In addition, Omega provides gas-marketing services to local commercial end users.
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
Operating results for the three months ended March 31, 2014 and March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, filed with the SEC on March 19, 2014.

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
The Company may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and the Company may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, the Company will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense. The Company periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. No impairment write-downs were recognized during the three months ended March 31, 2014 and March 31, 2013.
Costs in connection with the direct acquisition of a new asset are capitalized as a component of the purchase price and depreciated over the life of the asset. See Note 4 for further discussion.
E. Investment Securities – The Company’s investments in securities are classified as either trading or other equity securities:

•
Trading securities – The Company’s publicly traded equity securities were classified as trading securities and were historically reported at fair value. The Company liquidated its trading securities in order to acquire real asset investments. As of March 31, 2013, all trading securities had been sold.

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

The major components of net realized and unrealized gain or loss on trading securities for the three months ended March 31, 2014 and March 31, 2013 are as follows:

Major Components of Net Realized and Unrealized Gain (Loss) on Trading Securities
	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net unrealized gain on trading securities	$—	$—
Net realized gain on trading securities	—	316,063
Total net realized and unrealized gain on trading securities	$—	$316,063

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
For private company investments, value is often realized through a liquidity event. Therefore, the value of the company as a whole (enterprise value) at the reporting date often provides the best evidence of the value of the investment and is the initial step for valuing the Company’s privately issued securities. For any one company, enterprise value may best be expressed as a range of fair values, from which a single estimate of fair value will be derived. In determining the enterprise value of a portfolio company, an analysis is prepared consisting of traditional valuation methodologies including market and income approaches. The Company considers some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to derive its estimate of enterprise value.
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
The Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments. We have retained an independent valuation firm to provide third party valuation consulting services based on procedures that the Company has identified and may ask them to perform from time to time on all or a selection of private investments as determined by the Company. The multi-step valuation process is specific to the level of assurance that the Company requests from the independent valuation firm. For positive assurance, the process is as follows:

•	The independent valuation firm prepares the valuations and the supporting analysis.

•	The Investment Committee of the Board of Directors reviews the valuations and supporting analyses, prior to approving the valuations.
G. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination fees and net of related direct loan origination costs. The financing note receivable is discussed more fully in Note 5.

H. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At March 31, 2014 and March 31, 2013, Management determined that an allowance for doubtful accounts related to our leases was not required. Lease payments by our tenants, as discussed within Note 4, have remained timely and without lapse.
I. Derivative Instruments and Hedging Activities - FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Accordingly, the Company's derivative assets and liabilities are presented on a gross basis.
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
J. Fair Value Measurements - Various inputs are used in determining the fair value of the Company’s assets and liabilities. These inputs are summarized in the three broad levels listed below:

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

•	Cash and Cash Equivalents — The carrying value of cash, amounts due from banks, federal funds sold and securities purchased under resale agreements approximates fair value.

•	Financing Note Receivable — Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.

•
Long-term debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future debt service requirements by a rate equal to the Company’s current expected rate for an equivalent transaction.

•	Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.
K. Revenue Recognition – Specific recognition policies for the Company’s revenue items are as follows:

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

•
Financing Revenue – Our financing notes receivable are considered a core product offering and therefore the related income is presented as a component of operating income in the revenue section. For increasing rate loans, base interest income is recorded ratably over the life of the loan, using the effective interest rate. The net amount of deferred loan origination fees and costs are amortized on a straight-line basis over the life of the loan and reported as an adjustment to yield in financing revenue. Participating financing revenues are recorded when specific performance criteria have been met.

L. Cost of Sales – Included in the Company’s cost of sales are the amounts paid for gas and propane, along with related transportation, which are delivered to customers, as well as the cost of material and labor related to the expansion of the natural gas distribution system.
M. Asset Acquisition Expenses – Costs in connection with the research of real property acquisitions not expected to be accounted for as business combinations are expensed as incurred until determination that the acquisition of the real property is probable. Upon such determination, costs in connection with the acquisition of the property are capitalized as described in paragraph (D) above.
N. Offering Costs – Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.
O. Debt Issuance Costs – Costs in connection with the issuance of new debt are capitalized and amortized over the debt term. See Note 13 for further discussion.
P. Distributions to Stockholders – Distributions to stockholders are determined by the Board of Directors and are recorded on the ex-dividend date.
Q. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

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

R. Federal and State Income Taxation – In 2013 we qualified, and in January 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes (which we refer to as the “REIT Election"). Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.
For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 will be 20 percent. The Company has elected to be taxed as a REIT for 2013 rather than a C corporation and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we have distributed such earnings and profits in 2013. A portion of our normal distribution was characterized for federal income tax purposes as a distribution of those earnings and profits from non-REIT years and have been treated as QDI.
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
S. Recent Accounting Pronouncements – In April 2014, the FASB issued ASU No. 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 amends FASB ASC Topic 205 Presentation of Financial Statements and Topic 360 Property, Plant, and Equipment, to address the disposal of small groups of assets that are recurring in nature that were qualifying for discontinued operations presentation. Management is evaluating this amendment and does not expect adoption to have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 amends FASB ASC Topic 740 Income taxes, to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management is evaluating this amendment and does not expect adoption to have a material impact on the Company's consolidated financial statements.
3. LEASED PROPERTIES
Pinedale LGS
Our subsidiary, Pinedale Corridor, LP ("Pinedale LP"), owns a system of gathering, storage, and pipeline facilities (the "Liquids Gathering System" or "Pinedale LGS"), with associated real property rights in the Pinedale Anticline in Wyoming.
Physical Assets
The Pinedale LGS consists of more than 150 miles of pipelines with 107 receipt points and four above-ground central gathering facilities. The system is leased to and used by Ultra Petroleum Corp. ("Ultra Petroleum") as a method of separating water, condensate and associated flash gas from a unified stream and subsequently selling or treating and disposing of the separated products. Prior to entering the Pinedale LGS, a commingled hydrocarbon stream is separated into wellhead natural gas and a liquids stream. The wellhead natural gas is transported to market by a third party. The remaining liquids, primarily water, are transported by the Pinedale LGS to one of its four central gathering facilities where they pass through a three-phase separator which separates condensate, water and associated natural gas. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and the natural gas is sold or otherwise used by Ultra Petroleum for fueling on-site operational equipment. To date, no major operational issues have been reported with respect to the Pinedale LGS.
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for each of the three-month periods ended March 31, 2014 and March 31, 2013 was $2.2 million.
See Note 4 for further information regarding the Pinedale Lease Agreement.
Non-Controlling Interest Partner
Prudential Financial, Inc. ("Prudential") funded a portion of the Pinedale LGS acquisition and as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. The general partner, Pinedale GP, holds the remaining 81.05 percent of the economic interest.
Debt
Pinedale LP borrowed $70 million pursuant to a secured term credit facility with KeyBank National Association ("KeyBank") serving as a lender and the administrative agent on behalf of other lenders participating in the credit facility. The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility is secured by the LGS. See Note 13 for further information regarding the credit facility.
Portland Terminal Facility
On January 21, 2014, we completed a follow-on equity offering of 7,475,000 shares of common stock, raising approximately $49 million in gross proceeds at $6.50 per share (net proceeds of approximately $46 million after underwriters’ discount). Concurrently, our subsidiary, LCP Oregon, used the net proceeds from the offering to close on a Purchase and Sale Agreement to acquire a petroleum products terminal facility and certain associated real property rights located in Portland, Oregon ("Portland Terminal Facility") (the “Acquisition”) for $40 million in cash. LCP Oregon also entered into a long-term triple net Lease Agreement relating to the use of the Portland Terminal Facility (the “Portland Lease Agreement”) with Arc Terminals Holdings LLC ("Arc Terminals"), an indirect wholly-owned subsidiary of Arc Logistics Partners LP ("Arc Logistics").
The Portland Terminal Facility is a rail and marine facility adjacent to the Willamette River in Portland, Oregon. The 42-acre site has 84 tanks with a total storage capacity of approximately 1,500,000 barrels. The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to

Panamax size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.
We anticipate funding an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: i) upgrade a portion of the existing storage assets; ii) enhance existing terminal infrastructure; and iii) develop, design, engineer and construct throughput expansion opportunities. As of March 31, 2014, additional spending on terminal-related projects totaled approximately $585 thousand.
See Note 4 for further information regarding the Portland Lease Agreement (as defined therein) related to the Portland Terminal Facility assets.
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
The amount of depreciation expense related to the EIP leased property for each of the three-month periods ended March 31, 2014 and March 31, 2013 was $570 thousand.
See Note 4 for further information regarding the PNM Lease Agreement (as defined therein) related to the EIP transmission assets.
4. LEASES
As of March 31, 2014 the Company had three significant leases. The table below displays the impact of each lease on total leased properties and total lease revenues for the periods presented.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of March 31, 2014	As of December 31, 2013	For the Three Months Ended
			March 31, 2014	March 31, 2013
Pinedale LGS	80.86%	94.23%	75.07%	88.70%
Portland Terminal Facility	15.47%	—	15.49%	—
Public Service of New Mexico	3.67%	5.77%	9.44%	11.30%

Pinedale LGS
Pinedale LP entered into a long-term triple net Lease Agreement on December 20, 2012, relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”) with Ultra Wyoming LGS, LLC ("Ultra Wyoming"), an indirect wholly-owned subsidiary of Ultra Petroleum. Ultra Wyoming utilizes the Pinedale LGS to gather and transport a commingled stream of oil, natural gas and water, then further utilizes the Pinedale LGS to separate this stream into its separate components. Ultra Wyoming's obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum's operating subsidiary, Ultra Resources, Inc. (“Ultra Resources”), pursuant to the terms of a Parent Guaranty. Annual rent for the initial term under the Pinedale Lease Agreement is a minimum of $20 million (as adjusted annually for changes based on the Consumer Price Index (“CPI”), subject to annual maximum adjustments of 2 percent), with the exact rental amount determined by the actual volume of the components handled by the Pinedale LGS, subject to Pinedale LP not being in default under the Pinedale Lease Agreement. For 2014, the increase in quarterly rent is $76 thousand, based on the CPI adjustment as specified in the lease terms. Total annual rent may not exceed $27.5 million.
As of March 31, 2014 and December 31, 2013, approximately $842 thousand and $857 thousand, respectively, of net deferred lease costs are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15 year life of the Pinedale LGS lease. For each of the three months ended March 31, 2014 and March 31, 2013, $15 thousand is included in amortization expense within the Consolidated Statements of Income. Approximately $2.6 million in gross asset acquisition costs related to the Pinedale LGS acquisition is included in Leased Property within the Consolidated Balance Sheets. The asset acquisition costs will be depreciated over the anticipated 26 year life of the asset and will be included in depreciation expense within the Consolidated Statements of Income.

The assets, which comprise the Pinedale LGS, include real property and land rights to which the purchase consideration was allocated based on relative fair values and equaled $122.3 million and $105.7 million, respectively.   The land rights are being depreciated over the 26 year life of the related land lease with associated depreciation expense expected to be approximately $4.1 million for each of the next five years.

In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on the results of operation going forward.
Ultra Petroleum is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason to doubt the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. Summary Consolidated Balance Sheets and Consolidated Statements of Operations for Ultra Petroleum are provided below.

Ultra Petroleum Corp. Summary Consolidated Balance Sheets (in thousands)
	March 31, 2014	December 31, 2013
	(Unaudited)
Current assets	$158,029	$128,631
Non-current assets	2,723,813	2,656,688
Total Assets	$2,881,842	$2,785,319

Current liabilities	532,839	407,476
Non-current liabilities	2,576,701	2,709,333
Total Liabilities	$3,109,540	$3,116,809

Shareholder's (deficit)	(227,698)	(331,490)
Total Liabilities and Shareholder's Equity	$2,881,842	$2,785,319

Ultra Petroleum Corp. Summary Consolidated Statements of Operations (in thousands)
	For the Three Months ended
	March 31, 2014	March 31, 2013
	(Unaudited)
Revenues	$326,299	$225,626
Expenses	154,829	139,994
Operating Income (Loss)	171,470	85,632
Other Income (Expense), net	(69,751)	(67,831)
Income (Loss) before income tax provision (benefit)	101,719	17,801
Income tax provision (benefit)	4	1,368
Net Income (Loss)	$101,715	$16,433

Portland Terminal Facility
LCP Oregon entered into a long-term triple net Lease Agreement on January 21, 2014, relating to the use of the Portland Terminal Facility (the “Portland Lease Agreement”) with Arc Terminals, an indirect wholly-owned subsidiary of Arc Logistics. Arc Logistics has guaranteed the obligations of Arc Terminals under the Portland Lease Agreement. The Portland Lease Agreement grants Arc Terminals substantially all authority to operate the Portland Terminal Facility. During the initial term, Arc Terminals will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility in the prior month. The base rent in the initial year of the Portland Lease Agreement increases to approximately $418 thousand per month starting with August 2014 and each month thereafter. The base rent is also expected to increase during the initial year of the Portland Lease Agreement based on a percentage of specified construction costs at the Portland Terminal Facility incurred by LCP Oregon, estimated at $10 million. Variable rent is capped at 30 percent of total rent, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity.
Arc Logistics is a fee-based, growth-oriented Delaware limited partnership formed by Lightfoot to own, operate, develop and acquire a diversified portfolio of complementary energy logistics assets. In November 2013, Arc Logistics completed its IPO. Arc Logistics’ public disclosures filed with the SEC indicate that Arc Logistics is principally engaged in the terminaling, storage, throughput and transloading of crude oil and petroleum products with energy logistics assets strategically located in the East Coast, Gulf Coast and Midwest regions of the U.S. It is focused on growing its business through the optimization, organic development and acquisition of terminaling, storage, rail, pipeline and other energy logistics assets that generate stable cash flows and offer customers multiple supply and delivery modes via pipelines, rail, marine and truck. Arc Logistics indicated in its 2013 Form 10-K that it had approximately 5.0 million barrels of crude oil and petroleum product storage capacity. Arc Terminals is a wholly-owned subsidiary of Arc Logistics.
Arc Logistics is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Arc Logistics can be found on the SEC's web site at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Arc Logistics but has no reason to doubt the accuracy or completeness of such information. In addition, Arc Logistics has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of Arc Logistics that are filed with the SEC is incorporated by reference into, or in any way, form a part of this filing.
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
At the time of acquisition, the rate of the PNM Lease Agreement was determined to be above market rates for similar leased assets and the Company recorded an intangible asset of $1.1 million for this premium which is being amortized as a reduction to lease revenue over the remaining lease term. See Note 12 below for further information as to the intangible asset.
On November 1, 2012 the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP upon termination of the PNM Lease Agreement on April 1, 2015 for $7.68 million. Upon execution of the Agreement, the schedule of the lease payments under the PNM Lease Agreement was changed so that the last scheduled semi-annual lease payment was received by the Company on October 1, 2012. Additionally, PNM's remaining basic lease payments due to the Company were accelerated. The semi-annual payments of approximately $1.4 million that were originally scheduled to be paid on April 1, and October 1, 2013, were received by the Company on November 1, 2012. The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015 were paid in full on January 2, 2014, a portion of which is reported as an unearned revenue liability within the Consolidated Balance Sheets.
PNM Resources is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of PNM Resources can be found on the SEC's web site at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason to doubt the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way, form a part of this filing.

The future contracted minimum rental receipts for all net leases as of March 31, 2014 are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2014	$18,236,836
2015	25,010,264
2016	25,010,264
2017	25,010,264
2018	25,010,264
Thereafter	236,375,660
Total	$354,653,552
5. FINANCING NOTE RECEIVABLE
On March 13, 2014, our wholly-owned subsidiary, Corridor Bison, LLC ("Corridor Bison") entered into a Loan Agreement with Black Bison Water Services, LLC ("Black Bison WS"). Black Bison WS's initial Loan draw in the amount of $4.3 million was used to acquire real property in Wyoming and to pay Loan transaction expenses. Corridor Bison agreed to loan Black Bison WS up to $11.5 million (the "Loan") to finance the acquisition and development of real property that will provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry.
Interest will initially accrue on the outstanding principal amount of the Loan at an annual base rate of 12 percent, which base rate will increase by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Loan will bear variable interest calculated as a function of the increase in volume of water treated by Black Bison WS during the particular month. The base interest plus variable interest is capped at 19 percent per annum. The Loan matures on March 31, 2024 and is to be amortized by quarterly payments beginning March 31, 2015 and annual prepayments based upon free cash flows of the Borrower and its affiliates commencing in April 2015. The Loan is secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Loan is also guarantied by all affiliates of Black Bison WS.
As a condition to the Loan, Corridor Bison acquired a Warrant to purchase up to 15 percent of the outstanding equity of Black Bison Intermediate Holdings, LLC ("Intermediate Holdings"). Corridor Bison paid $34 thousand for the Warrant, which amount was determined to represent the fair value of the Warrant as of the date of purchase. The exercise price of the Warrant, $3.16 per unit, was determined based on the value of 15 percent of the contributed capital of Intermediate Holdings as of the date of purchase. The exercise price increases at a rate of 12 percent per annum. The Warrant grants to Corridor Bison certain rights with respect to the management of Intermediate Holdings and Black Bison WS.

6. VARIABLE INTEREST ENTITIES

The Company's variable interest in Variable Interest Entities ("VIE" or "VIEs") currently are in the form of equity ownership and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE and is therefore required to consolidate the investments. Factors considered in determining whether the Company is the primary beneficiary include risk- and reward-sharing, experience and financial condition of the other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee or Board of Directors, existence of unilateral kick-out rights or voting rights, and level of economic disproportionality between the Company and the other partner(s).

Consolidated VIEs
As of March 31, 2014, the Company does not have any investments in VIEs that qualify for consolidation.

Unconsolidated VIE
At March 31, 2014, the Company's recorded investment in Black Bison WS and Intermediate Holdings, collectively a VIE that is unconsolidated, was $4.3 million. The Company's maximum exposure to loss associated with the investment is limited to the

Company's outstanding note receivable, related accrued interest receivable and the Warrant, discussed in Note 5, totaling $4.3 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE's economic performance is not held by the Company.
7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of March 31, 2014 and December 31, 2013 are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2014	December 31, 2013
Deferred Tax Assets:
Net operating loss carryforwards	$(82,631)	$(65,248)
Cost recovery of leased and fixed assets	(929,232)	(966,914)
Sub-total	$(1,011,863)	$(1,032,162)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$5,481,732	$6,335,805
Net unrealized gain on investment securities	521,657	28,444
Sub-total	6,003,389	6,364,249
Total net deferred tax liability	$4,991,526	$5,332,087
For the period ended March 31, 2014, the total deferred tax liability presented above relates to assets held in the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of March 31, 2014, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.
Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three months ended March 31, 2014 and March 31, 2013 to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2014	March 31, 2013
Application of statutory income tax rate	$918,346	$1,201,795
State income taxes, net of federal tax benefit	42,979	62,270
Federal Tax Attributable to Income of Real Estate Investment Trust	(447,812)	(243,121)
Total income tax expense	$513,513	$1,020,944

Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate, which was approximately 3.11 percent for three months ended March 31, 2014 and 2.26 percent for the three months ended March 31, 2013. Because Mowood operates only in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of our Mowood TRS for the three months ended March 31, 2014 and 2013. The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. For the three months ended March 31, 2014, all of the income tax expense presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2014	March 31, 2013
Current tax expense (benefit)
Federal	$784,377	$268,205
State (net of federal tax benefit)	69,698	17,686
Total current tax expense (benefit)	854,075	285,891
Deferred tax expense (benefit)
Federal	(313,843)	690,468
State (net of federal tax benefit)	(26,719)	44,585
Total deferred tax expense (benefit)	(340,562)	735,053
Total income tax expense, net	$513,513	$1,020,944

As of December 31, 2013, the TRS' had a net operating loss for federal income tax purposes of approximately $160 thousand. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire in the year ending December 31, 2033. A total Net Operating Loss of $44 thousand has been incurred by the TRS' for the three months ended March 31, 2014.
The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	March 31, 2014	December 31, 2013
Aggregate cost for federal income tax purposes	$8,354,452	$6,604,636
Gross unrealized appreciation	15,752,791	16,699,686
Net unrealized appreciation	$15,752,791	$16,699,686
8. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	March 31, 2014	December 31, 2013
Natural gas pipeline	$5,215,424	$5,215,424
Vehicles and trailers	125,117	125,117
Computers	15,627	15,627
Gross property and equipment	5,356,168	5,356,168
Less: accumulated depreciation	(2,108,495)	(2,037,685)
Net property and equipment	$3,247,673	$3,318,483

The amounts of depreciation of property and equipment recognized for each of the three-month periods ended March 31, 2014 and March 31, 2013 was $71 thousand.

9. CONCENTRATIONS
Prior to 2013, the Company had historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of March 31, 2014, investments in securities of energy infrastructure companies represented approximately 7 percent of the Company’s total assets. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT-qualified.
Mowood, a wholly-owned TRS of the Company, has a ten-year contract, expiring in 2015, with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. Revenue related to the DOD contract accounted for 91 percent of our sales revenue for the three months ended March 31, 2014 as compared to 89 percent for the three months ended March 31, 2013. Mowood, through its wholly-owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 88 percent and 91 percent of the consolidated accounts receivable balances at March 31, 2014 and December 31, 2013, respectively.
Mowood’s contracts for its supply of natural gas are concentrated among select providers. Purchases from its largest supplier of natural gas accounted for 77 percent of our cost of sales for the three months ended March 31, 2014. This compares to 48 percent for the three months ended March 31, 2013.
10. MANAGEMENT AND ADVISORY AGREEMENTS
On December 1, 2011, the Company executed a Management Agreement with Corridor InfraTrust Management, LLC (“Corridor”). Under the Management Agreement, Corridor (i) presents the Company with suitable acquisition opportunities consistent with the investment policies and objectives of the Company, (ii) is responsible for the day-to-day operations of the Company, and (iii) performs such services and activities relating to the assets and operations of the Company as may be appropriate. The terms of the Management Agreement, as revised effective as of January 1, 2014, include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s Managed Assets as of the end of such quarter. For purposes of the Management Agreement, “Managed Assets” means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses, and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company’s securities portfolio will be valued at then current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.
The Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock. A new Management Agreement between the Company and Corridor was approved by the Board of Directors and became effective July1, 2013. The new agreement does not change in any respect the terms for determination or payment of compensation for the Manager, does not have a specific term, and will remain in place unless terminated by the Company or the Manager in the manner permitted pursuant to the agreement. The new management agreement was amended as of January 1, 2014 to change the methodology for calculating the quarterly management fee. The new method is not expected to have a material impact on the compensation payable to the manager.
Tortoise Capital Advisors, L.L.C. (“TCA”) served as the Company’s administrator until Corridor assumed TCA's Administrative Agreement during the fourth quarter of 2012, retroactive to an effective date of August 7, 2012. The Company pays the administrator a fee equal to an annual rate of 0.04 percent of managed assets, with a minimum annual fee of $30 thousand.
On December 1, 2011, we entered into an Advisory Agreement by and among the Company, TCA and Corridor, under which TCA provided certain securities focused investment services necessary to evaluate, monitor and liquidate the Company’s securities portfolio (“Designated Advisory Services”), and also provides the Company with certain operational (i.e. non-investment) services (“Designated Operational Services”). Effective December 21, 2012, that agreement was replaced by an Amended Advisory Agreement pursuant to which TCA provides investment services related to the monitoring and disposition of our current securities portfolio.
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
11. FAIR VALUE OF OTHER SECURITIES
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of March 31, 2014, and December 31, 2013. These assets and liabilities are measured on a recurring basis.

March 31, 2014
	March 31, 2014	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$24,107,243	$—	$—	$24,107,243
Total Assets	$24,107,243	$—	$—	$24,107,243

December 31, 2013
	December 31, 2013	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$23,304,321	$—	$—	$23,304,321
Total Assets	$23,304,321	$—	$—	$23,304,321
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2014 and three months ended March 31, 2013 are as follows:

	For the three Months Ended
	March 31, 2014	March 31, 2013
Fair value beginning balance	$23,304,321	$19,707,126
Total realized and unrealized gains included in net income	1,294,182	2,425,986
Return of capital adjustments impacting cost basis of securities	(491,260)	(237,258)
Fair value ending balance	$24,107,243	$21,895,854

Changes in unrealized gains, included in net income, relating to securities still held (1)	$1,294,182	$2,425,986
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three-month periods ended March 31, 2014 and March 31, 2013.
Valuation Techniques and Unobservable Inputs
An equity security of a publicly traded company acquired in a private placement transaction without registration under the Securities Act of 1933, as amended (the “1933 Act”), is subject to restrictions on resale that can affect the security’s liquidity (and hence its fair value). If the security has a common share counterpart trading in a public market, the Company generally determines an appropriate percentage discount for the security in light of the restrictions that apply to its resale (taking into account, for example, whether the resale restrictions of Rule 144 under the 1933 Act apply). This pricing methodology applies if the Company has Level 2 trading securities.
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Valuation of these investments is determined by weighting various valuation metrics for each security. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. See Note 2, Significant Accounting Policies, for additional discussion.
The Company’s investments in private companies are typically valued using one or a combination of the following valuation techniques: (i) analysis of valuations for publicly traded companies in a similar line of business (“public company analysis”),

(ii) analysis of valuations for comparable M&A transactions (“M&A analysis”) and (iii) discounted cash flow analysis. The table entitled “Quantitative Table for Valuation Techniques” outlines the valuation technique(s) used for each asset category.
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
As of both March 31, 2014 and March 31, 2013, the Company held a 6.7 percent equity interest in Lightfoot Capital Partners LP ("Lightfoot") and an 11.1 percent equity interest in VantaCore Partners LP ("VantaCore"). The following table summarizes the significant unobservable inputs that the Company used to value its portfolio investments categorized as Level 3 as of March 31, 2014. Please see the Portfolio Updates, Private Security Assets section of the Management's Discussion and Analysis for more detail.

Quantitative Table for Valuation Techniques

Significant Unobservable Inputs Used To Value Portfolio Investments
			Unobservable Inputs	Range		Weighted Average
Assets at Fair Value	Fair Value	Valuation Technique		Low	High
Other equity securities, at fair value	$24,107,243	Public company historical EBITDA analysis	Historical EBITDA Valuation Multiples	10.0x	11.0x	10.5x
		Public company projected EBITDA analysis	Projected EBITDA Valuation Multiples	9.0x	10.0x	9.5x
		M&A company analysis	EV/LTM 2012 EBITDA	8.3x	9.3x	8.8x
		Discounted cash flow	Weighted Average Cost of Capital	9.5%	14.0%	11.8%

Certain condensed combined financial information of the unconsolidated affiliates, Lightfoot and VantaCore, is presented in the following tables.

Assets	March 31, 2014	December 31, 2013
Current assets	$48,678,805	$49,195,626
Noncurrent assets	$554,746,392	$554,402,885
Total Assets	$603,425,197	$603,598,511
Liabilities
Current liabilities	$31,221,244	$31,860,653
Noncurrent liabilities	185,502,625	182,639,103
Total Liabilities	216,723,869	214,499,756

Partner's equity	386,701,328	389,098,755
Total liabilities and partner's equity	$603,425,197	$603,598,511

	For the three Months Ending
	March 31, 2014	March 31, 2013
Revenues	$31,222,000	$27,108,000
Operating expenses	26,940,000	21,282,000
EBITDA	$4,282,000	$5,826,000
Other income (expenses)	(1,131,000)	8,237,000
Net income	$3,151,000	$14,063,000

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
Financing Note Receivable — Based on the interest rates for similar financial instruments, the carrying value of the financing note receivable is considered to approximate fair value.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the Company’s current expected rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$23,095,733	$23,095,733	$17,963,266	$17,963,266
Financing note receivable	Level 2	$4,107,955	$4,107,955	$—	$—
Financial Liabilities:
Long-term debt	Level 2	$69,706,000	$69,706,000	$70,000,000	$70,000,000
Line of credit	Level 1	$483,105	$483,105	$81,935	$81,935
12. INTANGIBLES
The Company has recorded an intangible lease asset, related to the PNM Lease Agreement, for the fair value of the amount by which the remaining contractual lease payments exceeded market lease rates at the time of acquisition. The intangible lease asset is being amortized on a straight-line basis over the life of the lease term, which expires on April 1, 2015. Quarterly amortization of the intangible lease asset, totaling $73 thousand for each of the three-month periods ended March 31, 2014 and March 31, 2013, is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. This amount is included in Amortization expense in the accompanying Consolidated Statements of Cash Flows.

Intangible Lease Asset
	March 31, 2014	December 31, 2013
Intangible lease asset	$1,094,771	$1,094,771
Accumulated amortization	(802,832)	(729,847)
Net intangible lease asset	$291,939	$364,924

Remaining Estimated Amortization On Intangibles
Year ending December 31,	Amount
2014	$218,954
2015	72,985
Total	$291,939
13. CREDIT FACILITIES
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Funding of the credit facility was conditioned on our contribution of the proceeds of the stock issuance to Pinedale LP and the receipt by Pinedale LP of the $30 million co-investment funds from Prudential. Outstanding balances under the credit facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent (3.40 percent as of March 31, 2014). The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest quarterly and is further obligated to make monthly principal payments, beginning March 7, 2014, in the amount of $294 thousand or 0.42 percent of the principal balance as of March 1, 2014. Principal payment of $2.9 million and $3.5 million are required in 2014 and 2015, respectively. The registrant has provided to KeyBank a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. Pinedale LP is required to maintain a restricted collateral account into which Ultra Wyoming makes all lease payments under the Pinedale Lease Agreement. Payments of principal and interest pursuant to the credit facility are drawn by KeyBank directly from the restricted collateral account prior to transferring the remaining cash to the Pinedale LP operating account. The balance in the restricted collateral account at March 31, 2014 was $0. As of March 31, 2014, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.

Pinedale LP's credit facility with KeyBank limits distributions by Pinedale LP to the Company. Now that the Company has qualified as a REIT under the Code, distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations to KeyBank have not been accelerated following an Event of Default (as defined in the credit facility).  The KeyBank credit facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company.

As of March 31, 2014 and December 31, 2013 approximately $888 thousand and $1.0 million, respectively, in net deferred debt issuance costs related to the KeyBank credit facility are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated three-year term of the KeyBank credit facility. For the three months ended March 31, 2014 and March 31, 2013, $129 thousand and $128 thousand, respectively, are included in interest expense within the accompanying Consolidated Statements of Income.
We have executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. See Note 14 for further information regarding interest rate swap derivatives.
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility is three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "Revolver") will accrue interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility is subject to a borrowing base limitation. If we were to use the Revolver to provide short-term financing for an acquisition, we would expect the assets acquired to be taken into consideration in determining the borrowing base. As of March 31, 2014 there had been no borrowings against the Revolver.
As of March 31, 2014 and December 31, 2013, approximately $193 thousand and $208 thousand, respectively, in net deferred debt issuance costs, related to the Revolver, are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated four-year term of the Revolver facility. For the the three-month periods ended March 31, 2014 and March 31, 2013 $16 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income.
On October 29, 2010, Mowood entered into a Revolving Note Payable Agreement (“2010 Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1.3 million. The 2010 Note Payable Agreement was amended and restated on October 29, 2011, was again amended and restated on October 29, 2012 and was terminated effective October 29, 2013. Borrowings on the 2010 Note Payable Agreement were secured by all of Mowood’s assets. Interest accrued at LIBOR, plus 4 percent, was payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 29, 2013. The 2010 Note Payable Agreement contained various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership.

On October 15, 2013, Mowood entered into a Revolving Note Payable Agreement (“2013 Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1.5 million. Borrowings on the 2013 Note Payable Agreement are secured by Mowood’s assets. Interest accrues at Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75% as of March 31, 2014), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 15, 2014. As of March 31, 2014 there were $483 thousand in outstanding borrowings under this 2013 Note Payable Agreement. The 2013 Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the 2013 Note Payable Agreement as of March 31, 2014.
14. INTEREST RATE HEDGE SWAPS
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of March 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives.

Derivative Financial Instruments Measured At Fair Value on a Recurring Basis
	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
		March 31, 2014
Hedged derivative asset	Assets	$—	$611,326	$—

		December 31, 2013
Hedged derivative asset	Assets	$—	$680,968	$—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company elected to designate its interest rate swaps as cash flow hedges in April 2013. During the three months ended March 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014 there was ineffectiveness of approximately $170 loss recorded in earnings resulting from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship. The Company did not have any derivatives designated as Cash Flow Hedges during the three months ended March 31, 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $285 thousand will be reclassified as an increase to interest expense.

As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Outstanding Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%
Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of approximately $3 thousand for the three months ended March 31, 2013.

As the Company elected to designate its interest rate swaps in cash flow hedging relationships in April 2013 (see Cash Flow Hedges of Interest Rate Risk above), the Company did not have any non-designated hedges as of March 31, 2014.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the three months ended March 31, 2014 and March 31, 2013.

Effect of Derivative Financial Instruments on Income Statement
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Net Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI on Derivatives (Effective Portion) Recognized in Net Income *		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Amounts Excluded from Effectiveness Testing)

For the three months ended:	March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013
Interest Rate Products	$(161,889)	$—	Interest Expense	$(74,758)	$—	Interest Expense	$(170)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative *
			For the Three Months Ended
			March 31, 2014	March 31, 2013
Interest rate contracts	Interest Expense		$—	$(3,350)
* The gain or (loss) recognized in income on derivatives includes changes in fair value of the derivatives as well as the periodic cash settlements and interest accruals for derivatives not designated as hedging instruments

Tabular Disclosure of Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting Derivatives
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Derivative Assets as of March 31, 2014	$611,326	$—	$611,326	$—	$—	$611,326

Offsetting Derivative Liabilities as of March 31, 2014	$—	$—	$—	$—	$—	$—

Offsetting Derivative Assets as of December 31, 2013	$680,968	$—	$680,968	$—	$—	$680,968

Offsetting Derivative Liabilities as of December 31, 2013	$—	$—	$—	$—	$—	$—
Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.
As of March 31, 2014, the Company did not have any derivatives that were in a net liability position. Therefore, the credit risk-related contingent features discussed above would not apply as of March 31, 2014.
15. WARRANTS
The Company issued 945,594 warrants (representing the right to purchase one share of the Company’s common stock for $11.41 per common share) on February 7, 2007, all of which expired on February 6, 2014 and are no longer outstanding as of March 31, 2014.
16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Earnings Per Share
	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net income attributable to CORR Stockholders	$2,105,159	$2,412,753
Basic and diluted weighted average shares (1)	29,973,357	24,141,720
Basic and diluted earnings per share attributable to CORR Stockholders	$0.07	$0.10

(1)
Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

The decrease in earnings per share for the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013 is primarily due to the issuance of 7,475,000 shares of common stock to fund the acquisition of the Portland Terminal Facility and receiving only a pro rata amount of the quarterly rent from the Portland Terminal Facility, from the date of acquisition through March 31, 2014.

17. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:

On April 30, 2014, the Company's Board of Directors declared the first quarter 2014 distribution of $0.129 per share. The distribution is payable on May 22, 2014 to shareholders of record on May 14, 2014. This reflected the Board's decision to increase our quarterly distribution from $.125 to $.13 per share, prorated for the first quarter following the closing of the Portland Terminal Facility acquisition on January 21, 2014, in consideration of the additional lease income available to support distributions following such acquisition.

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, such known risks and uncertainties include, without limitation:

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

•
our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all applicable rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

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
BUSINESS OBJECTIVE

Our assets are generally leased to energy companies via long-term triple net participating leases. The lease structures require that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order. Our long-term participating lease structures provide us base rents that are fixed and determinable, with escalators dependent upon increases in the Consumer Price Index. Leases may also include features that allow us to participate in the financial performance and/or value of the energy infrastructure asset.

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
RESULTS OF OPERATIONS
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

Following is a comparison of lease revenues, security distributions and operating results, expenses, other income and expense, and income (loss) before income taxes for the three months ended March 31, 2014 and 2013:

Results of Operations
	For the Three Months Ended
	March 31, 2014	March 31, 2013
Lease Revenue, Security Distributions, Financing Revenue and Operating Results
Leases:
Lease revenue	$6,762,408	$5,638,244
Other equity securities:
Distributions and dividends received	491,260	327,464
Financing:
Financing revenue	25,619	—
Operations:
Sales revenue	3,259,530	2,515,573
Cost of sales	(2,707,358)	(2,003,639)
Operating expenses (excluding depreciation and amortization)	(222,741)	(206,904)
Net operations (excluding depreciation and amortization)	329,431	305,030
Total Lease Revenue, Security Distributions, Financing Revenue and Net Operating Results	$7,608,718	$6,270,738
Operating expenses	(1,432,955)	(1,270,520)
Non-controlling interest attributable to adjusted EBITDA items	(956,414)	(937,337)
Adjusted EBITDA attributable to CORR stockholders	$5,219,349	$4,062,881
Other Income (Expense):
Other equity securities:
Distributions and dividends not recorded as income (return of capital adjustments)	(491,260)	(314,340)
Net realized and unrealized gain on securities	1,294,182	2,742,049
Net other equity securities	802,922	2,427,709
Depreciation, Amortization, and Interest Expense:
Depreciation & amortization	(3,146,978)	(2,872,315)
Interest expense, net	(821,921)	(737,381)
Non-controlling interest attributable to depreciation, amortization and interest expense	565,300	552,803
Net depreciation, amortization and interest expense	(3,403,599)	(3,056,893)
Total other income (expense)	(2,600,677)	(629,184)
Income before income taxes attributable to CORR stockholders	2,618,672	3,433,697
Income tax expense	(513,513)	(1,020,944)
Income attributable to CORR stockholders	$2,105,159	$2,412,753

Adjusted EBITDA per share (basic and diluted)	$0.17	$0.17
Net earnings per share (basic and diluted)	$0.07	$0.10
AFFO per share (basic and diluted)(1)	$0.14	$0.13
Book value per share (basic and diluted)(2)	$7.01	$7.34
(1)For a full reconciliation of AFFO per share (basic and diluted) to Income Attributable to CORR Stockholders, see FFO/AFFO Reconciliation table presented herein.
(2)For a full reconciliation of book value per share (basic and diluted) to Income Attributable to CORR Stockholders, see Book Value Per Share table presented herein.
Lease Revenue, Security Distributions Financing Revenue and Operating Results
The Company's results of operations are reflective of our decision to operate as a REIT. For the three months ended March 31, 2014 and 2013, our operating performance was derived primarily from leases of real property assets, distributions from our portfolio of equity investments, financing revenue from our loan agreement with Black Bison WS and the operating results of Mowood. Total lease revenue, security distributions, financing revenue and operating results generated by our investments for the three months ended March 31, 2014 was approximately $7.6 million. This represents lease revenue from the Pinedale LGS, the Portland

Terminal Facility and PNM, cash distributions received from our portfolio of equity securities. financing revenue from our secured note receivable from Black Bison WS and the operating results of our wholly-owned subsidiary, Mowood.
The increase in lease revenues over the three months ended March 31, 2013 stems directly from the January 2014 acquisition of the Portland Terminal Facility. Approximately $1 million of the $1.1 million increase in lease revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 represents just over two months of monthly minimum rent, as required under the Portland Terminal Facility Lease Agreement. Additionally, due to annual CPI escalations in the Pinedale Lease Agreement, required annual minimum rent for 2014 increased by approximately 1.53 percent or $76 thousand per quarter, accounting for the remaining increase over prior year.
Cash distributions received from our portfolio of equity securities for the three months ended March 31, 2014 were approximately $491 thousand. In 2013, Lightfoot withheld paying distributions pending the Initial Public Offering ("IPO") of their subsidiary, Arc Logistics. Subsequent to the IPO, which occurred in the 4th quarter of 2013, Lightfoot resumed paying cash distributions to its partners, resulting in the $164 thousand increase in distributions received in the current quarter as compared to the distributions received during the three months ended March 31, 2013.
The $26 thousand in financing revenues for the three months ended March 31, 2014 represents interest received for the partial month of March, 2013 as a result of the new Loan Agreement with Black Bison WS, which was executed on March 13, 2014.
Sales revenue, cost of sales, and operating expenses (excluding depreciation and amortization), related to Mowood's natural gas operations for the three months ended March 31, 2014 were $3.3 million, $2.7 million and $223 thousand, respectively. This compares to $2.5 million, $2.0 million and $207 thousand, respectively, for the three months ended March 31, 2013. The $24 thousand increase in Net Operations (excluding depreciation and amortization), over the three months ended March 31, 2013, is mainly attributable to an increase in usage and higher gas prices in 2014.
Operating Expenses
Total expenses from operations for the three months ended March 31, 2014 was $1.4 million. The most significant components of the variance from the prior year are outlined in the following table and explained below:

Expenses from Operations
	For the Three Months Ended
	March 31, 2014	March 31, 2013	Increase/(Decrease)
Management fees, net of expense reimbursements	$783,868	$643,814	$140,054
Asset acquisition expense	16,217	31,817	(15,600)
Professional fees/directors’ fees/other	632,870	594,889	37,981
Totals	$1,432,955	$1,270,520	$162,435
Management fees for the three months ended March 31, 2014 were $784 thousand. The increase, as compared to the three months ended March 31, 2013, is primarily due to the January 2014 acquisition of the Portland Terminal Facility, which increased our asset base.
Asset acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio. First quarter costs for the three months ended March 31, 2014 are approximately $16 thousand lower than the three months ended March 31, 2013. Costs incurred during the three months ended March 31, 2014 correspond to the pursuit of potential acquisitions. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular quarter may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early to mid stages of due diligence.
The remaining expenses, which include professional and directors' fees and other expenses, totaled $633 thousand for the three months ended March 31, 2014. The increase of $38 thousand as compared to the three months ended March 31, 2013 is chiefly driven by an increase in directors' fees and insurance expense for the three months ended March 31, 2014.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
The EBITDA adjustment for non-controlling interest of $956 thousand and $937 thousand for the three months ended March 31, 2014 and 2013, respectively, represents Prudential's 18.95 percent ownership interest in Pinedale LP. Pinedale LP's EBITDA for the three months ended March 31, 2014 increased by $100 thousand as compared to the same quarter in the prior year, accounting for the change in the non-controlling interest adjustment. The increase in Pinedale LP's EBITDA is attributable to the CPI-adjusted increase in revenue of $77 thousand as well as a decrease in professional fees of $23 thousand.

Adjusted EBITDA Attributable to CORR Stockholders
Adjusted EBITDA attributable to CORR stockholders for the three months ended March 31, 2014 was $5.2 million as compared to $4.1 million for the three months ended March 31, 2013. As noted above, the increase in adjusted EBITDA is primarily related to the acquisition of the Portland Terminal Facility. The resulting increase in lease revenue accounts for the majority of the fluctuation from the prior year.
Other Income and Expense
Total other income and expense, net, for the three months ended March 31, 2014 decreased $2 million, as compared to the three months ended March 31, 2013. Other income and expense consists of four primary components: Distributions and dividends not recorded as income (return of capital adjustments); Net realized and unrealized gain on securities; Depreciation and amortization; and Interest expense. The two largest contributors to the net decrease from prior year are the decrease in realized and unrealized gain on securities and the increase in depreciation expense. As the Company has invested in REIT assets and exited investments in MLP equities, there has been a corresponding decrease in realized and unrealized gain on securities. The acquisition of the Portland Terminal Facility in January 2014 accounts for the increase in depreciation expense. The following discussion expands on the impact of each of these four components on other income and expense.
Distributions and Dividends Not Recorded as Income
The following table summarizes the breakout of cash distributions and dividends reported as income on the income statement. The table shows gross cash distributions and dividends received from our investment securities, less the amounts considered return of capital and not recorded as income:

Gross Distributions and Dividends Received From Investment Securities
	For the Three Months Ended
	March 31, 2014	March 31, 2013
Distributions and dividends received from investment securities	$491,260	$327,464
Less: distributions and dividends not recorded in income (recorded as a cost reduction)	(491,260)	(314,340)
Net distributions and dividends reported as income	$—	$13,124
Net Realized and Unrealized Gain on Securities
The decrease in realized and unrealized gain from trading and other equity securities for the three months ended March 31, 2014 totaled $1.4 million, as compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company recognized an unrealized gain on the fair value adjustment of our other equity securities of $1.3 million. For the three months ended March 31, 2013, the $2.7 million gain is attributable to the sale of the Company's remaining trading securities and the fair value adjustment of other equity securities which remain in our investment portfolio.
Depreciation and Amortization
The acquisition of the Portland Terminal Facility drove the increase in expense, with Portland depreciation expense accounting for the majority of the total increase for the three months ended March 31, 2014. Depreciation of the newly acquired Portland Terminal Facility and related acquisition costs accounted for $274 thousand of the increase for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Depreciation for Pinedale LGS, EIP and Omega remained relatively flat between the three months ended March 31, 2014 and the three months ended March 31, 2013, as there were no major acquisitions or disposals related to those properties.
Interest Expense
Interest expense was approximately $822 thousand for the three months ended March 31, 2014 as compared to $737 thousand for the three months ended March 31, 2013. The increase is mostly attributable to the interest rate swap related to the $70 million credit facility, which was used to partially fund the Pinedale LGS acquisition. In connection with the credit facility, we executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR-based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. (See Note 14 of the Notes to the Consolidated Financial Statements for further information regarding interest rate swap derivatives.) A mark-to-market adjustment to the value of the derivatives resulted in noncash charges to interest expense of $76 thousand for the three months ended March 31, 2014. The remaining difference is related to cash settlements in connection with the derivatives and amortization of debt issuance cost.

Non-Controlling Interest Attributable to Depreciation, Amortization and Interest Expense
The non-controlling interest adjustment represents Prudential's 18.95 percent ownership interest in Pinedale LP. The non-controlling interest attributable to depreciation, amortization and interest expense was $565 thousand and $553 thousand for the three months ended March 31, 2014 and 2013, respectively. The increase over prior year is related to the increase in interest expense, as discussed above.
Net Income Attributable to CORR Stockholders
Operating income for the first quarter of 2014 increased by $737 thousand as a result of the acquisition of the Portland Terminal Facility. The offsetting decrease in other income and expense of $1.5 million resulted in income before taxes attributable to CORR stockholders for the three months ended March 31, 2014 of approximately $2.6 million as compared to income before taxes attributable to CORR stockholders of $3.4 million for the three months ended March 31, 2013. The decrease in income before taxes is primarily related to the decrease in net realized and unrealized gain on securities, a direct result of having sold the Company's remaining trading securities in the first quarter of 2013.
Net income attributable to common stockholders was $2.1 million, or $0.07 per common share, for the three months ended March 31, 2014 as compared to $2.4 million, or $0.10 per common share, for the three months ended March 31, 2013.
Book Value per Share

Analysis of Equity	March 31, 2014	December 31, 2013
Warrants, no par value; 945,594 issued and outstanding at December 31, 2013 (5,000,000 authorized)	$—	$1,370,700
Capital stock, non-convertible, $0.001 par value; 31,635,537 shares issued and outstanding at March 31, 2014 and 24,156,163 shares issued and outstanding at December 31, 2013 (100,000,000 shares authorized)	31,635	24,156
Additional paid-in capital	220,458,108	173,441,019
Accumulated retained earnings	665,698	1,580,062
Accumulated other comprehensive income	706,783	777,403
Total CorEnergy Equity	$221,862,224	$177,193,340

Shares outstanding	31,635,537	24,156,163
Book Value per Share	$7.01	$7.34
As of March 31, 2014, total equity attributable to CorEnergy stockholders increased by approximately $44.7 million to $221.9 million from $177.2 million as of December 31, 2013. The increase in CORR equity consists of approximately $45.7 million in net proceeds from our January 2014 follow-on equity offering of 7,475,000 shares of common stock and comprehensive income attributable to CORR stockholders of approximately $2.0 million, net of dividends paid of approximately $3.0 million.
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
FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and that may also be the case with the energy infrastructure assets in which we invest. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in base and participating rent, company operating costs, development activities and interest costs, thereby providing perspective not immediately apparent from net income.

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
AFFO
AFFO is a supplemental, non-GAAP financial measure which we define as FFO plus transaction costs, amortization of debt issuance costs, deferred leasing costs, above-market rent, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium and other adjustments as deemed appropriate by Management. Management uses AFFO as a measure of long-term sustainable operational performance.
We target a total return of 8 percent to 10 percent per annum on the infrastructure assets that we own, measured over the long term. We intend to generate this return from the base rent of our leases plus growth through acquisitions and participating portions of our rent and financing interest revenue. If we are successful growing our AFFO per share of common stock, we anticipate being able to increase distributions to our stockholders. In addition, the increase in our AFFO per share of common stock should result in capital appreciation. For our business as a whole, a key performance measure is AFFO yield, defined as AFFO divided by invested capital, which measures the sustainable return on capital that we have deployed.
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

The following table presents a comparison of FFO and AFFO for the three-month periods ended March 31, 2014 and March 31, 2013:

FFO and AFFO Reconciliation
	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net Income (attributable to CorEnergy Stockholders):	$2,105,159	$2,412,753
Add:
Depreciation	3,131,637	2,857,036
Distributions received from investment securities	491,260	314,339
Income tax expense, net	513,513	1,020,944
Less:
Net realized and unrealized gain on trading securities	—	316,063
Net realized and unrealized gain on other equity securities	1,294,182	2,425,986
Non-controlling Interest attributable to FFO reconciling items	411,455	411,378
Funds from operations (FFO)	$4,535,932	$3,451,645
Add:
Transaction costs	16,217	31,817
Amortization of debt issuance costs	144,840	128,474
Amortization of deferred lease costs	15,279	15,279
Amortization of above market leases	72,985	72,985
Noncash costs associated with derivative instruments	(17,489)	3,350
Less:
EIP Lease Adjustment	542,809	542,809
Non-controlling Interest attributable to AFFO reconciling items	23,170	26,330
Adjusted funds from operations (AFFO)	$4,201,785	$3,134,411

Weighted Average Shares	29,973,357	24,141,720
FFO per share	$0.15	$0.14
AFFO per share	$0.14	$0.13
FFO
FFO for the three months ended March 31, 2014 and March 31, 2013 totals approximately $4.5 million and $3.5 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the three months ended March 31, 2014 by eliminating a net realized and unrealized gain on other equity securities of approximately $1.3 million; adding distributions received from investment securities of approximately $491 thousand; and adding back income tax expense of approximately $514 thousand. For the three months ended March 31, 2013, adjustments we made for noncash items impacting net income by eliminating a net realized and unrealized gain on other equity securities of approximately $2.4 million; adding distributions received from investment securities of approximately $314 thousand; and adding back income tax expense of approximately $1.0 million.
AFFO
AFFO for the three months ended March 31, 2014 and March 31, 2013 totals approximately $4.2 million and $3.1 million, respectively. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease.
FEDERAL AND STATE INCOME TAXATION
In 2013 we qualified, and in January 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes (which we refer to as the “REIT Election"). Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.
For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 will be 20 percent. The Company has elected to be taxed as a REIT for 2013 rather than a C corporation and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we have distributed such earnings and profits in 2013. A portion of our normal distribution was characterized for federal income tax purposes as a distribution of those earnings and profits from non-REIT years and have been treated as QDI.
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
PORTFOLIO UPDATES
Asset descriptions and related operations performed within our portfolio of assets are described in Notes 3, 4 and 5 in the Notes to the Consolidated Financial Statements included in this report. This section provides updates on those operations.
Pinedale LGS
The Pinedale Lease Agreement with Ultra Wyoming, a subsidiary of Ultra Petroleum, has a fifteen year initial term and may be extended for additional five-year terms at the sole discretion of Ultra Wyoming. During the initial fifteen-year term, Pinedale LP will receive a fixed minimum annual rent of $20 million, adjusted annually for changes based on the consumer price index ("CPI"). The annual adjustment for changes in the CPI commenced January 1, 2014 (subject to a 2 percent annual cap). For 2014, the increase in quarterly rent, based on the CPI adjustment, is $76 thousand. Starting in January 2014, we became eligible for a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the Pinedale LGS in a prior month. On January 1, 2014 the variable rent would have been due depending on the increase in volumes, if any, over the base amount. The maximum annual rental payments under the Pinedale Lease Agreement during the initial fifteen-year term are $27.5 million.

Portland Terminal Facility
On January 21, 2014, we completed a follow-on equity offering of 7,475,000 shares of common stock, raising approximately $49 million in gross proceeds at $6.50 per share (net proceeds of approximately $45.6 million after underwriters’ discount). Concurrently, our subsidiary, LCP Oregon, used the net proceeds from the offering to close on a Purchase and Sale Agreement to acquire a petroleum products terminal facility and certain associated real property rights located in Portland, Oregon (the "Portland Terminal Facility") (the “Acquisition”) for $40 million in cash.
LCP Oregon entered into a long-term triple net Lease Agreement on January 21, 2014, relating to the use of the Portland Terminal Facility (the “Portland Lease Agreement”) with Arc Terminals, an indirect wholly-owned subsidiary of Arc Logistics. Arc Logistics guaranteed the obligations of Arc Terminals under the Portland Lease Agreement. The Portland Lease Agreement grants Arc Terminals substantially all authority to operate the Portland Terminal Facility. During the initial term, Arc Terminals will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility in the prior month. The base rent in the initial year of the Portland Lease Agreement increases to approximately $418 thousand per month starting with August 2014 and each month thereafter. The base rent is also expected to increase during the initial year of the Portland Lease Agreement based on a percentage of specified construction costs at the Portland Terminal Facility incurred by LCP Oregon, estimated at $10 million. As of March 31, 2014, additional spending on terminal-related projects totaled approximately $585 thousand. Variable rent is capped at 30 percent of total rent, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity. The Portland Lease Agreement also contains certain renewal provisions, as well as certain termination and purchase rights subject to advance notice and required payments to the Company as provided therein.
Arc Logistics is a fee-based, growth-oriented Delaware limited partnership formed by Lightfoot to own, operate, develop and acquire a diversified portfolio of complementary energy logistics assets. Arc Logistics’ public disclosures filed with the SEC indicate that Arc Logistics is principally engaged in the terminaling, storage, throughput and transloading of crude oil and petroleum products with energy logistics assets strategically located in the East Coast, Gulf Coast and Midwest regions of the U.S. It is focused on growing its business through the optimization, organic development and acquisition of terminaling, storage, rail, pipeline and other energy logistics assets that generate stable cash flows and offer customers multiple supply and delivery modes via pipelines, rail, marine and truck. Arc Logistics indicated in its 2013 Form 10-K that it had approximately 5.0 million barrels of crude oil and petroleum product storage capacity. Arc Terminals is a wholly-owned subsidiary of Arc Logistics.
Black Bison Secured Financing
On March 13, 2014, our subsidiary Corridor Bison, LLC ("Corridor Bison") entered into a Loan Agreement with Black Bison Water Services, LLC ("Black Bison WS"), pursuant to which Corridor Bison agreed to loan Black Bison WS up to $11.5 million (the "Loan"). The proceeds of the Loan are to be used by Black Bison WS and its affiliates to finance the acquisition and development of real property that will provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. Black Bison WS's initial Loan draw in the amount of $4.3 million was used to acquire real property in Wyoming and to pay Loan transaction expenses. For additional information concerning this transaction see Note 5 in the Notes to the Financial Statements included in this report.
Eastern Interconnect Project
On November 1, 2012, we entered into a definitive Purchase Agreement with PNM to sell our 40 percent undivided interest in the Eastern Interconnect Project ("EIP") upon lease termination on April 1, 2015, for $7.7 million. PNM has accelerated its remaining lease payments to us. The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015, were paid to the Company in full on January 2, 2014.
Mowood, LLC - Omega Pipeline
Mowood Corridor, Inc is a wholly-owned taxable REIT subsidiary of the Company. Mowood, LLC ("Mowood") is wholly-owned by Mowood Corridor, Inc, and is the holding company of Omega Pipeline Company, LLC ("Omega").
Omega is a natural gas service provider located primarily on the Fort Leonard Wood military post in south-central Missouri. Omega serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. We indirectly hold 100 percent of the equity interests in Omega and Mowood. The Company provides a revolving line of credit to Mowood which allows for a maximum principal balance of $5.3 million. At March 31, 2014 and December 31, 2013, the principal balance outstanding was $5.3 million. Omega's operating results for the three months ended March 31, 2014 were approximately 10 percent higher than the same period in the prior year. The increase is attributable to higher usage and gas prices in 2014.

Private Security Assets
Following is a summary of the fair values of the other equity securities that we held at March 31, 2014 as they compare to the fair values at December 31, 2013.

Fair Value of Other Equity Securities
Portfolio Company	Fair Value at March 31, 2014	Fair Value at December 31, 2013	$ Change	% Change
Lightfoot	$11,162,255	$10,528,743	$633,512	6.02%
VantaCore	$12,944,988	$12,775,578	$169,410	1.33%
Lightfoot Capital Partners LP and Lightfoot Capital Partners GP LLC
The fair value of Lightfoot as of March 31, 2014 increased $634 thousand, or 6.0 percent, as compared to the valuation at December 31, 2013, primarily due to the change in value of Arc Logistics publicly traded shares and the decrease in the discount for the lack of marketability to the Company. The Company received a first quarter dividend of approximately $187 thousand. Arc Logistics continues to concentrate a majority of its capital expenditures on projects that increase revenue and reduce operating expenses. Arc Logistics is also analyzing various strategic alternatives and acquisitions that would be expected to provide incremental earnings.
Based on the minimum quarterly distributions that Arc Logistics plans to make following its IPO as described in its IPO prospectus, and ongoing discussions with Lightfoot’s management, the Company currently expects to receive distributions of approximately $900 thousand from Lightfoot during fiscal 2014, funded primarily by Lightfoot’s distributions from Arc Logistics.  However, both the ability of Arc Logistics to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' business results, and neither Arc Logistics nor Lightfoot is under any obligation to make such distributions.  Accordingly, there can be no assurance that our expectations concerning 2014 distributions from Lightfoot will be realized.
VantaCore Partners LP (“VantaCore”)
The fair value of VantaCore as of March 31, 2014 increased $169 thousand, or 1.3 percent, as compared to the fair value at December 31, 2013. The increase is primarily due to small market value changes in the MLP comparable companies. VantaCore did not meet the minimum required quarterly distribution in cash for the quarter ended March 31, 2014. Therefore, the common and preferred unit holders elected to receive their distributions as a combination of $0.235 per unit in cash and the remainder in preferred units. The Company received approximately $304 thousand in cash and an additional 17,318 preferred units during the three-month period ended March 31, 2014.
LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had approximately $23.7 million available for future investment, consisting of cash and Revolver availability totaling approximately $43.1 million.  The $23.7 million is net of accounts payable and accrued liabilities totaling $2.8 million and the remaining commitment of approximately $9.5 million in additional capital improvements in connection with the Portland Terminal Facility and approximately $7.2 million of additional funding of the financing note receivable. There are opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets. We may invest in assets subject to greater leverage, but which we would expect to be non-recourse to us.
Pinedale LP has a $70 million secured term credit facility with KeyBank that provides for monthly payments of principal and interest. Outstanding balances under the credit facility generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest monthly and is further obligated to pay monthly principal payments, which began March 7, 2014, equal to 0.42 percent of the amount outstanding on the loan as of March 1, 2014, or $294 thousand.
In December of 2012, we executed interest rate swap derivatives covering $52.5 million of notional value, to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Our registration statement covering a proposed maximum aggregate offering price of $300 million of securities was declared effective on June 8, 2012, and we previously conducted a common equity offering under the registration statement in December 2012. The common equity offering closing on January 21, 2014 further reduced the total available for sale pursuant to that registration statement by the gross proceeds of the offering and exercise of the underwriter's over-allotment option. The remaining availability as of March 31, 2014 is $161.7 million of maximum aggregate offering price of securities.
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility is three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "Revolver") will accrue interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility is subject to a borrowing base limitation. If we were to use the Revolver to provide short-term financing for an acquisition, we would expect the assets acquired to be taken into consideration in determining the borrowing base. As of March 31, 2014 there had been no borrowings against the Revolver.
As of March 31, 2014 the securities in our portfolio only included illiquid securities issued by privately-held companies. During the three-month period ended March 31, 2013, we liquidated approximately $4.3 million of our remaining publicly traded securities, which generated cash of approximately $4.6 million. We reported the gains on the securities transactions as Other Income rather than Income from Operations.
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

On October 15, 2013, Mowood entered into a new Revolving Note Payable Agreement (“2013 Note Payable Agreement”), replacing the aforementioned 2010 Note Payable Agreement, which expired on October 29, 2013. The 2013 Note Payable Agreement has a maximum borrowing base of $1.5 million. Borrowings on the 2013 Note Payable Agreement are secured by Mowood’s assets. Interest accrues at Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75 percent at March 31, 2014), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 15, 2014.  The 2013 Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge coverage ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the 2013 Note Payable Agreement as of March 31, 2014.
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our securities portfolio in an orderly manner.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of March 31, 2014.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$69,706,000	$3,528,000	$66,178,000	$—	$—
Interest payments on long-term debt		2,348,907	3,830,777	—	—
Totals		$5,876,907	$70,008,777	$—	$—
The Mowood Note Payable is not included in the above table because it relates to indebtedness under a line of credit with no fixed repayment schedule.
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the acquisition of the Pinedale LGS. The primary term of the credit facility is three years, with an option for a one-year extension. Beginning with March 2014, Pinedale LP became obligated to make monthly principal payments, equal to 0.42 percent of the amount outstanding on the loan as of March 1, 2014, or $294 thousand. Interest accrues at a variable annual rate equal to LIBOR plus 3.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at March 31, 2014 (0.152 percent).
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MAJOR TENANTS
As of March 31, 2014, the Company had three significant leases. The table below displays the impact of each lease on total leased properties as of March 31, 2014 and total lease revenues for the three months ended March 31, 2014.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of March 31, 2014	As of December 31, 2013	For the Three Months Ended
			March 31, 2014	March 31, 2013
Pinedale LGS	80.86%	94.23%	75.07%	88.70%
Portland Terminal Facility	15.47%	—	15.49%	—
Public Service of New Mexico	3.67%	5.77%	9.44%	11.30%
Pinedale LGS. In December of 2012, the Company entered into a lease guaranteed by Ultra Petroleum, which is material to the Company. In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward. As of March 31, 2014, approximately 80.9 percent of the Company's leased property, based on the gross book value of real estate investments, was leased to Ultra Petroleum. Approximately 75.1 percent of the Company's total lease revenues for the three months ended March 31, 2014 was derived from Ultra Petroleum.
Ultra Petroleum is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason to doubt the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. Summary Consolidated Balance Sheets and Consolidated Statements of Operations for Ultra Petroleum are provided in Note 4 in the Notes to the Consolidated Financial Statements included in this report.
Portland Terminal Facility. In January 2014, the Company entered into a triple net lease with Arc Terminals for use of the Portland Terminal Facility, which is guaranteed by Arc Logistics. Arc Logistics has an equity market capitalization of approximately $268 million as of March 7, 2014, based on the number of common and subordinated units outstanding as of Arc Logistics’ annual report on Form 10-K filed with the SEC on March 14, 2014. Following the consummation of the Portland Transaction, the Portland Terminal Facility accounts for approximately 15.5 percent of our total assets as of March 31, 2014, and the lease payments account for approximately 15.5 percent of our total lease revenue for the period ended March 31, 2014.
Arc Logistics is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Arc Logistics can be found on the SEC's web site at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Arc Logistics but has no reason to doubt the accuracy or completeness of such information. In addition, Arc Logistics has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of Arc Logistics that are filed with the SEC is incorporated by reference into, or in any way, form a part of this filing.
EIP. The Company's investment in EIP is leased under net operating leases with various terms. As of March 31, 2014, approximately 3.7 percent of the Company's leased property, based on the gross book value of real estate investments, was leased to PNM. Approximately 9.4 percent of the Company's total lease revenue for the three months ended March 31, 2014 was derived from PNM.
PNM is a subsidiary of PNM Resources Inc. ("PNM Resources"), which is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of PNM Resources can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason to doubt the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way, form part of this filing.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generate cash flow to us from which we pay distributions to stockholders. For the three months ended March 31, 2014, the sources of our stockholder distributions were lease income from our real property assets and distributions from our investment securities. The amount of any distribution is recorded by the Company on the ex-dividend date.
The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year. Our Board of Directors has indicated that it intends to approve an increase in our quarterly distribution payable to stockholders from $.125 to $.13 per share. In consideration of the additional lease income available to support distributions following our acquisition of the Portland Terminal Facility, our Board of Directors has approved an increase in our quarterly distribution payable to stockholders, effective beginning from the date we closed on such acquisition, to $.13 per share from $.125 per share. This increase was reflected in the first quarter 2014 distribution of $.129 per share that we announced on April 30, 2014 (based on implementation of the increase from and after our acquisition of the Portland Terminal Facility on January 21, 2014). There is no assurance that we will continue to make regular distributions.
A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under Internal Revenue Code section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Board of Directors will continue to determine the amount of any distribution that we expect to pay our stockholders.
IMPACT OF INFLATION AND DEFLATION
Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices could impact our ability to obtain financings or to refinance our properties and our tenants' ability to obtain credit. During inflationary periods, we intend for substantially all of our tenant leases and loans to be designed to mitigate the impact of inflation. Generally our leases and loans include rent and interest escalators that are based on the CPI, or other agreed upon metrics that increase with inflation.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of March 31, 2014, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2013.
As of March 31, 2014, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $24.1 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $1.5 million.
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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of March 31, 2014, we had $66.2 million in long-term debt (net of current maturities). The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2014, was comprised of $17.2 million under the KeyBank term credit facility after giving effect to our interest rate swap agreements. A 100 basis point increase in current LIBOR rates would result in an additional $4 thousand of interest expense for the three months ended March 31, 2014, while a 100 basis point decrease in current LIBOR rates would reduce interest expense for such period by $4 thousand. As of March 31, 2014, the fair value of our hedge derivative totaled approximately $611 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase net assets applicable to common shareholders by $1.8 million, while a decrease of 100 basis points would decrease net assets by $1.7 million as of March 31, 2014. See Note 14 of the notes to our consolidated financial statements included in this report for further information concerning quantitative valuations and the qualitative aspects of our use of interest rate hedge swaps to manage interest rate risk.
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
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending March 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report, as amended, on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the three months ended March 31, 2014 that were not registered under the 1933 Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On December 1, 2011, the Company executed a Management Agreement with Corridor. On April 30, 2014, the Management Agreement was revised, effective as of January 1, 2014, to change the methodology for calculating the quarterly management fee. Under the revised Management Agreement, the Company pays Corridor a quarterly management fee based on the value of the

Company’s Managed Assets as of the end of such quarter (calculated as described in Note 10 to the Consolidated Financial Statements).
The new method is not expected to have a material impact on the compensation payable to the manager. The foregoing description of the revised calculation of Corridor's management fee under the Management Agreement is qualified in its entirety by reference to the text of the revised Management Agreement, filed as Exhibit 10.2(b) to this Current Report on Form 8-K and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
3.1	Articles of Amendment and Restatement of CorEnergy Infrastructure Trust, Inc. (1)
10.2(b)	Revised Management Agreement dated April 30, 2014, effective January 1, 2014
10.16	Membership Interest Purchase Agreement, dated January 14, 2014, by and among Lightfoot Capital Partners, LP, CorEnergy Infrastructure Trust, Inc. and Arc Terminals Holdings LLC (2)
10.17	Lease, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (3)
10.18	Asset Purchase Agreement, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (3)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Registrant's current report on Form 8-K filed on January 14, 2014 (the first Form 8-K filing on such date).

(2)	Incorporated by reference from the Registrant's current report on Form 8-K filed on January 14, 2014 (the second Form 8-K filing on such date).
(3)    Incorporated by reference from the Registrant's current report on Form 8-K filed on January 22, 2014.

CORENERGY INFRASTRUCTURE TRUST, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.
(Registrant)

By:	/s/ Rebecca M. Sandring
Rebecca M. Sandring
Chief Accounting Officer
(Principal Accounting and Principal Financial Officer)

May 12, 2014

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)

May 12, 2014