Form 10-Q
period 2014-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2014-08-11
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
As of July 31, 2014, the registrant had 31,640,158 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014
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

The condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $18,949,516 and $12,754,588	$270,189,704	$232,220,618
Other equity securities, at fair value	25,786,785	23,304,321
Financing note and related accrued interest receivable, net	4,299,356	—
Cash and cash equivalents	18,986,616	17,963,266
Property and equipment, net of accumulated depreciation of $2,179,305 and $2,037,685	3,176,863	3,318,483
Lease receivable	1,099,264	711,229
Accounts receivable	1,116,161	2,068,193
Intangible lease asset, net of accumulated amortization of $875,816 and $729,847	218,955	364,924
Deferred debt issuance costs, net of accumulated amortization of $862,512 and $572,830	935,842	1,225,524
Deferred lease costs, net of accumulated amortization of $93,955 and $63,272	826,507	857,190
Hedged derivative asset	294,607	680,968
Income tax receivable	412,495	834,382
Prepaid expenses and other assets	483,614	326,561
Total Assets	$327,826,769	$283,875,659
Liabilities and Equity
Current maturities of long-term debt	$3,528,000	$2,940,000
Long-term debt (net of current maturities)	65,296,000	67,060,000
Accounts payable and other accrued liabilities	2,961,460	2,920,267
Unearned revenue	2,133,686	—
Deferred tax liability	5,734,405	5,332,087
Line of credit	—	81,935
Total Liabilities	$79,653,551	$78,334,289
Equity
Warrants, no par value; 0 and 945,594 issued and outstanding at June 30, 2014 and December 31, 2013, respectively (5,000,000 authorized)	$—	$1,370,700
Capital stock, non-convertible, $0.001 par value; 31,640,158 shares issued and outstanding at June 30, 2014 and 24,156,163 shares issued and outstanding at December 31, 2013 (100,000,000 shares authorized)	31,640	24,156
Additional paid-in capital	220,080,751	173,441,019
Accumulated retained earnings	—	1,580,062
Accumulated other comprehensive income	435,945	777,403
Total CorEnergy Equity	220,548,336	177,193,340
Non-controlling interest	27,624,882	28,348,030
Total Equity	248,173,218	205,541,370
Total Liabilities and Equity	$327,826,769	$283,875,659
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue
Lease revenue	$7,065,677	$5,638,244	$13,828,085	$11,276,488
Sales revenue	1,813,607	1,929,772	5,073,137	4,445,345
Financing revenue	139,728	—	165,347	—
Total Revenue	9,019,012	7,568,016	19,066,569	15,721,833
Expenses
Cost of sales (excluding depreciation expense)	1,384,998	1,476,348	4,092,356	3,479,987
Management fees	761,265	646,394	1,545,133	1,290,208
Asset acquisition expenses	20,732	53,394	36,949	85,211
Professional fees	265,514	431,508	664,642	885,691
Depreciation expense	3,204,911	2,857,412	6,336,548	5,714,448
Amortization expense	15,342	15,342	30,683	30,621
Operating expenses	213,533	303,480	436,274	510,384
Directors’ fees	63,276	32,557	128,310	50,557
Other expenses	224,173	151,312	392,881	274,018
Total Expenses	6,153,744	5,967,747	13,663,776	12,321,125
Operating Income	$2,865,268	$1,600,269	$5,402,793	$3,400,708
Other Income (Expense)
Net distributions and dividend income	$5,988	$2,701	$11,044	$15,825
Net realized and unrealized gain on trading securities	—	—	—	316,063
Net realized and unrealized gain on other equity securities	2,084,026	(30,976)	3,378,208	2,395,010
Interest expense	(819,360)	(907,275)	(1,646,337)	(1,644,656)
Total Other Income	1,270,654	(935,550)	1,742,915	1,082,242
Income before income taxes	4,135,922	664,719	7,145,708	4,482,950
Taxes
Current tax expense	—	581,757	854,075	867,648
Deferred tax expense (benefit)	742,879	(340,003)	402,317	395,050
Income tax expense, net	742,879	241,754	1,256,392	1,262,698
Net Income	3,393,043	422,965	5,889,316	3,220,252
Less: Net income attributable to non-controlling interest	387,135	352,893	778,249	737,427
Net Income attributable to CORR Stockholders	$3,005,908	$70,072	$5,111,067	$2,482,825

Net income	$3,393,043	$422,965	$5,889,316	$3,220,252
Other comprehensive income (expense):
Changes in fair value of qualifying hedges attributable to CORR Stockholders	(270,838)	921,442	(341,458)	921,442
Changes in fair value of qualifying hedges attributable to non-controlling interest	(63,324)	215,439	(79,835)	215,439
Net Change in Other Comprehensive Income	$(334,162)	$1,136,881	$(421,293)	$1,136,881
Total Comprehensive Income	3,058,881	1,559,846	5,468,023	4,357,133
Less: Comprehensive income attributable to non-controlling interest	323,811	568,332	698,414	952,866
Comprehensive Income attributable to CORR Stockholders	$2,735,070	$991,514	$4,769,609	$3,404,267

Earnings Per Common Share:
Basic and Diluted	$0.10	$—	$0.17	$0.10
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	31,637,568	24,147,958	30,810,060	24,144,856
Dividends declared per share	$0.129	$0.125	$0.254	$0.250
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount	Warrants
Balance at December 31, 2012	24,140,667	$24,141	$1,370,700	$175,256,675	$—	$4,209,023	$29,981,653	$210,842,192
Net income	—	—	—	—	—	4,502,339	1,466,767	5,969,106
Net change in cash flow hedges	—	—	—	—	777,403	—	181,762	959,165
Total comprehensive income	—	—	—	—	777,403	4,502,339	1,648,529	6,928,271
Dividends	—	—	—	(1,923,760)	—	(7,131,300)	—	(9,055,060)
Distributions to non-controlling interest	—	—	—	—	—	—	(3,282,152)	(3,282,152)
Reinvestment of dividends paid to stockholders	15,496	15	—	108,104	—	—	—	108,119
Balance at December 31, 2013	24,156,163	$24,156	$1,370,700	$173,441,019	$777,403	$1,580,062	$28,348,030	$205,541,370
Net income	—	—	—	—	—	5,111,067	778,249	5,889,316
Net change in cash flow hedges	—	—	—	—	(341,458)	—	(79,835)	(421,293)
Total comprehensive income	—	—	—	—	(341,458)	5,111,067	698,414	5,468,023
Net offering proceeds	7,475,000	7,475	—	45,617,088	—	—	—	45,624,563
Dividends	—	—	—	(409,376)	—	(6,691,129)	—	(7,100,505)
Distributions to non-controlling interest	—	—	—	—	—	—	(1,421,562)	(1,421,562)
Reinvestment of dividends paid to stockholders	8,995	9	—	61,320	—	—	—	61,329
Warrant expiration	—	—	(1,370,700)	1,370,700	—	—	—	—
Balance at June 30, 2014 (Unaudited)	31,640,158	$31,640	$—	$220,080,751	$435,945	$—	$27,624,882	$248,173,218
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Operating Activities
Net income	$5,889,316	$3,220,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax, net	402,318	395,050
Depreciation	6,336,548	5,714,448
Amortization	466,334	433,386
Realized and unrealized gain on trading securities	—	(316,063)
Realized and unrealized gain on other equity securities	(3,378,208)	(2,395,010)
Unrealized (gain) loss on derivative contract	(34,932)	46,228
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	952,032	(352,037)
(Increase) in lease receivable	(388,035)	—
(Increase) decrease in prepaid expenses and other assets	(94,053)	31,321
Decrease in accounts payable and other accrued liabilities	(366,777)	(1,217,791)
Increase in dividends payable to shareholders	—	3,018,495
Increase in distributions payable to non-controlling interest	—	1,690,413
Increase (decrease) in current income tax liability	421,887	(3,855,947)
Increase (decrease) in unearned revenue	2,133,686	(1,422,457)
Net cash provided by (used in) operating activities	$12,340,116	$4,990,288
Investing Activities
Proceeds from sale of long-term investment of trading and other equity securities	—	5,563,865
Deferred lease costs	—	(5,620)
Acquisition of leased assets	(43,536,044)	—
Purchases of property and equipment	—	(42,242)
Issuance of financing note receivable	(4,299,356)	—
Return of capital on distributions received	832,744	631,524
Net cash (used in) provided by investing activities	$(47,002,656)	$6,147,527
Financing Activities
Payments on lease obligation	—	(20,698)
Debt financing costs	(220,000)	(10,999)
Net offering proceeds	45,624,563	—
Dividends paid	(7,039,176)	(5,986,937)
Distributions to non-controlling interest	(1,421,562)	(1,690,413)
Advances on revolving line of credit	2,535,671	139,397
Payments on revolving line of credit	(2,617,606)	(139,397)
Principal payment on credit facility	(1,176,000)	—
Net cash provided by (used in) financing activities	$35,685,890	$(7,709,047)
Net change in cash and cash equivalents	$1,023,350	$3,428,768
Cash and cash equivalents at beginning of period	17,963,266	17,680,783
Cash and cash equivalents at end of period	$18,986,616	$21,109,551

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,399,619	$1,242,441
Net Income taxes paid (refunds received)	$432,187	$4,776,354
Non-Cash Investing Activities
Change in accounts payable and accrued expenses related to acquisition expenditures	$627,970	$—
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$61,329	$49,141
Change in accounts payable and accrued expenses related to debt financing costs	$(220,000)	$—
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
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
Operating results for the three and six months ended June 30, 2014 and June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, filed with the SEC on March 19, 2014.

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
The Company may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and the Company may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, the Company will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense. The Company periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. No impairment write-downs were recognized during the three and six months ended June 30, 2014 and June 30, 2013.
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

The major components of net realized and unrealized gain or loss on trading securities for the three and six months ended June 30, 2014 and June 30, 2013 are as follows:

Major Components of Net Realized and Unrealized Gain (Loss) on Trading Securities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net unrealized gain on trading securities	$—	$—	$—	$—
Net realized gain on trading securities	—	—	—	316,063
Total net realized and unrealized gain on trading securities	$—	$—	$—	$316,063

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
The Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments. We have retained an independent valuation firm to provide third party valuation consulting services based on procedures that the Company has identified and may ask them to perform from time to time on all or a selection of private investments as determined by the Company. The multi-step valuation process is specific to the level of assurance that the Company requests from the independent valuation firm. For positive assurance, the process is as follows:

•	The independent valuation firm prepares the valuations and the supporting analysis.

•	The valuation report is reviewed and approved by senior management.

•	The Audit Committee of the Board of Directors reviews the supporting analysis and accepts the valuations.

G. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination fees and net of related direct loan origination costs. The financing note receivable is discussed more fully in Note 5.
H. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At June 30, 2014 and June 30, 2013, Management determined that an allowance for doubtful accounts related to our leases was not required. Lease payments by our tenants, as discussed within Note 4, have remained timely and without lapse.
I. Derivative Instruments and Hedging Activities – FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Accordingly, the Company's derivative assets and liabilities are presented on a gross basis.
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
J. Fair Value Measurements – Various inputs are used in determining the fair value of the Company’s assets and liabilities. These inputs are summarized in the three broad levels listed below:

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
M. Asset Acquisition Expenses – Costs in connection with the research of real property acquisitions not expected to be accounted for as business combinations are expensed as incurred until determination that the acquisition of the real property is probable. Upon such determination, costs in connection with the acquisition of the property are capitalized as described in paragraph (D) above. Deferred costs related to an an acquisition that we have determined, based on our judgment, not to pursue are expensed in the period in which such determination is made.
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
S. Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers." ASU No. 2014-09 adds to the FASB ASC by detailing new guidance in order to make a more clarified set of principles for recognizing revenue from customer contracts. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management is evaluating this amendment and does not expect adoption to have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 amends FASB ASC Topic 740 Income taxes, to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management has adopted this amendment and it did not have a material impact on the Company's consolidated financial statements.

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
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for each of the three-month periods ended June 30, 2014 and 2013 was $2.2 million, and for each of the six-month periods ended June 30, 2014 and 2013 was $4.4 million.
See Note 4 for further information regarding the Pinedale Lease Agreement (as defined therein).
Non-Controlling Interest Partner
Prudential Financial, Inc. ("Prudential") funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. The general partner, Pinedale GP, holds the remaining 81.05 percent of the economic interest.
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
Portland Terminal Facility
On January 21, 2014, we completed a follow-on equity offering of 7,475,000 shares of common stock, raising approximately $49 million in gross proceeds at $6.50 per share (net proceeds of approximately $46 million after underwriters’ discount). Concurrently, our subsidiary, LCP Oregon, used the net proceeds from the offering to close on a Purchase and Sale Agreement to acquire a petroleum products terminal facility and certain associated real property rights located in Portland, Oregon ("Portland Terminal Facility") for $40 million in cash. LCP Oregon also entered into a long-term triple net Lease Agreement relating to the use of the Portland Terminal Facility (the “Portland Lease Agreement”) with Arc Terminals Holdings LLC ("Arc Terminals"), an indirect wholly-owned subsidiary of Arc Logistics Partners LP ("Arc Logistics").
The Portland Terminal Facility is a rail and marine facility adjacent to the Willamette River in Portland, Oregon. The 39-acre site has 84 tanks with a total storage capacity of approximately 1,500,000 barrels. The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.
We anticipate funding an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: i) upgrade a portion of the existing storage assets; ii) enhance existing terminal infrastructure; and iii) develop, design, engineer and construct throughput expansion opportunities. As of June 30, 2014, additional spending on terminal-related projects totaled approximately $2.8 million.
The asset is depreciated for book purposes over an estimated useful life of 30 years. The amount of depreciation recognized for the leased property for each of the three months ended June 30, 2014 and 2013 was $347 thousand and $0, respectively. The amount of depreciation recognized for the leased property for each of the six months ended June 30, 2014 and 2013, was $621 thousand and $0, respectively.
See Note 4 for further information regarding the Portland Lease Agreement related to the Portland Terminal Facility assets.
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
The amount of depreciation expense related to the EIP leased property for each of the three-month periods ended June 30, 2014 and 2013 was $570 thousand. The amount of depreciation expense related to the EIP leased property for each of the six-month periods ended June 30, 2014 and 2013 was $1.1 million.
See Note 4 for further information regarding the PNM Lease Agreement related to the EIP transmission assets.
4. LEASES
As of June 30, 2014 the Company had three significant leases. The table below displays the impact of each lease on total leased properties and total lease revenues for the periods presented.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of June 30, 2014	As of December 31, 2013	For the Three Months Ended		For the Six Months Ended
			June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Pinedale LGS	80.32%	94.23%	71.85%	88.68%	73.42%	88.68%
Portland Terminal Facility	16.21%	—	19.12%	—	17.35%	—
Public Service of New Mexico	3.47%	5.77%	9.03%	11.32%	9.23%	11.32%

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
As of June 30, 2014 and December 31, 2013, approximately $827 thousand and $857 thousand, respectively, of net deferred lease costs are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15 year life of the Pinedale LGS lease. For each of the three months ended June 30, 2014 and 2013, $15 thousand is included in amortization expense within the Consolidated Statements of Income. For each of the six months ended June 30, 2014 and 2013, $31 thousand, is included in amortization expense within the Consolidated Statements of Income. Approximately $2.6 million in gross asset acquisition costs related to the Pinedale LGS acquisition is included in Leased Property within the Consolidated Balance Sheets. The asset acquisition costs are being depreciated over the anticipated 26 year life of the asset and are included in depreciation expense within the Consolidated Statements of Income.

The assets, which comprise the Pinedale LGS, include real property and land rights to which the purchase consideration was allocated based on relative fair values and equaled $122.3 million and $105.7 million, respectively, at the time of acquisition.   The land rights are being depreciated over the 26 year life of the related land lease with associated depreciation expense expected to be approximately $4.1 million for each of the next five years.

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

Ultra Petroleum Corp. Summary Consolidated Balance Sheets (in thousands)
	June 30, 2014	December 31, 2013
	(Unaudited)
Current assets	$144,778	$128,631
Non-current assets	2,813,355	2,656,688
Total Assets	$2,958,133	$2,785,319

Current liabilities	497,704	407,476
Non-current liabilities	2,583,954	2,709,333
Total Liabilities	$3,081,658	$3,116,809

Shareholder's (deficit)	(123,525)	(331,490)
Total Liabilities and Shareholder's Equity	$2,958,133	$2,785,319

Ultra Petroleum Corp. Summary Consolidated Statements of Operations (Unaudited) (in thousands)
	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013
Revenues	$296,063	$261,376	$622,361	$487,003
Expenses	150,850	143,002	305,680	282,996
Operating Income (Loss)	145,213	118,374	316,681	204,007
Other Income (Expense), net	(39,708)	(506)	(109,459)	(68,337)
Income (Loss) before income tax provision (benefit)	105,505	117,868	207,222	135,670
Income tax provision (benefit)	(544)	1,491	(541)	2,859
Net Income (Loss)	$106,049	$116,377	$207,763	$132,811
Portland Terminal Facility
LCP Oregon entered into the Portland Lease Agreement on January 21, 2014. Arc Logistics has guaranteed the obligations of Arc Terminals under the Portland Lease Agreement. The Portland Lease Agreement grants Arc Terminals substantially all authority to operate the Portland Terminal Facility. During the initial term, Arc Terminals will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility in the prior month.

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
Arc Logistics is a fee-based, growth-oriented Delaware limited partnership formed by Lightfoot to own, operate, develop and acquire a diversified portfolio of complementary energy logistics assets. In November 2013, Arc Logistics completed its initial public offering ("IPO"). Arc Logistics’ public disclosures filed with the SEC indicate that Arc Logistics is principally engaged in the terminaling, storage, throughput and transloading of crude oil and petroleum products with energy logistics assets strategically located in the East Coast, Gulf Coast and Midwest regions of the U.S. It is focused on growing its business through the optimization, organic development and acquisition of terminaling, storage, rail, pipeline and other energy logistics assets that generate stable cash flows and offer customers multiple supply and delivery modes via pipelines, rail, marine and truck. Arc Logistics indicated in its 2013 Form 10-K that it had approximately 5.0 million barrels of crude oil and petroleum product storage capacity. Arc Terminals is a wholly-owned subsidiary of Arc Logistics.
Arc Logistics is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Arc Logistics can be found on the SEC's web site at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Arc Logistics but has no reason to doubt the accuracy or completeness of such information. In addition, Arc Logistics has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of Arc Logistics that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
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
PNM Resources is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of PNM Resources can be found on the SEC's web site at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason to doubt the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.

The future contracted minimum rental receipts for all net leases as of June 30, 2014 are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2014	$12,470,427
2015	25,010,264
2016	25,010,264
2017	25,010,264
2018	25,010,264
Thereafter	236,375,660
Total	$348,887,143
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
Interest will initially accrue on the outstanding principal amount of the Loan at an annual base rate of 12 percent, which base rate will increase by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Loan will bear variable interest calculated as a function of the increase in volume of water treated by Black Bison WS during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum. The Loan matures on March 31, 2024 and is to be amortized by quarterly payments beginning March 31, 2015 and annual prepayments based upon free cash flows of the Borrower and its affiliates commencing in April 2015. The Loan is secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Loan is also guarantied by all affiliates of Black Bison WS. The Company believes the note receivable balance is fully collectible as of June 30, 2014.
As a condition to the Loan, Corridor Bison acquired a Warrant to purchase up to 15 percent of the outstanding equity of Black Bison Intermediate Holdings, LLC ("Intermediate Holdings"). Corridor Bison paid $34 thousand for the Warrant, which amount was determined to represent the fair value of the Warrant as of the date of purchase. The exercise price of the Warrant, $3.16 per unit, was determined based on the value of 15 percent of the contributed capital of Intermediate Holdings as of the date of purchase. The exercise price increases at a rate of 12 percent per annum. The Warrant grants to Corridor Bison certain rights with respect to the management of Intermediate Holdings and Black Bison WS. See Note 17, Subsequent Events, for information concerning a further expansion of these financing arrangements in July 2014.

6. VARIABLE INTEREST ENTITIES

The Company's variable interest in Variable Interest Entities ("VIE" or "VIEs") currently are in the form of equity ownership and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE and is therefore required to consolidate the investments. Factors considered in determining whether the Company is the primary beneficiary include risk- and reward-sharing, experience and financial condition of the other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee or Board of Directors, whether or not the Company has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, existence of unilateral kick-out rights or voting rights, and level of economic disproportionality between the Company and the other partner(s).

Consolidated VIEs
As of June 30, 2014, the Company does not have any investments in VIEs that qualify for consolidation.

Unconsolidated VIE
At June 30, 2014, the Company's recorded investment in Black Bison WS and Intermediate Holdings, collectively a VIE that is unconsolidated, was $4.4 million. The Company's maximum exposure to loss associated with the investment is limited to the Company's outstanding note receivable, related accrued interest receivable and the Warrant, discussed in Note 5, totaling $4.4 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE's economic performance is not held by the Company, therefore the VIE is not consolidated.
7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of June 30, 2014 and December 31, 2013 are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2014	December 31, 2013
Deferred Tax Assets:
Net operating loss carryforwards	$(147,650)	$(65,248)
Cost recovery of leased and fixed assets	(891,550)	(966,914)
Sub-total	$(1,039,200)	$(1,032,162)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$5,481,732	$6,335,805
Net unrealized gain on investment securities	1,291,873	28,444
Sub-total	6,773,605	6,364,249
Total net deferred tax liability	$5,734,405	$5,332,087
For the period ended June 30, 2014, the total deferred tax liability presented above relates to assets held in the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of June 30, 2014, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.
Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three and six months ended June 30, 2014 and June 30, 2013 to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Application of statutory income tax rate	$1,310,265	$109,139	$2,228,611	$1,310,934
State income taxes, net of federal tax benefit	59,790	9,568	102,769	71,839
Federal Tax Attributable to Income of Real Estate Investment Trust	(627,176)	123,047	(1,074,988)	(120,075)
Total income tax expense	$742,879	$241,754	$1,256,392	$1,262,698

Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate, which was approximately 3.11 percent for the three and six months ended June 30, 2014 and 2.26 percent for the three and six months ended June 30, 2013. Because Mowood operates only in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of our Mowood TRS for the three and six months ended June 30, 2014 and 2013. The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. For the three and six months ended June 30, 2014, all of the income tax expense presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Current tax expense (benefit)
Federal	$—	$546,816	$784,377	$815,021
State (net of federal tax benefit)	—	34,941	69,698	52,627
Total current tax expense (benefit)	—	581,757	854,075	867,648
Deferred tax expense (benefit)
Federal	683,089	(314,630)	369,246	375,838
State (net of federal tax benefit)	59,790	(25,373)	33,071	19,212
Total deferred tax expense (benefit)	742,879	(340,003)	402,317	395,050
Total income tax expense, net	$742,879	$241,754	$1,256,392	$1,262,698

As of December 31, 2013, the TRS' had a net operating loss for federal income tax purposes of approximately $160 thousand. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire in the year ending December 31, 2033. A total Net Operating Loss of approximately $82 thousand has been incurred by the TRSs for the six months ended June 30, 2014.
The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	June 30, 2014	December 31, 2013
Aggregate cost for federal income tax purposes	$8,012,960	$6,604,635
Gross unrealized appreciation	17,773,825	16,699,686
Net unrealized appreciation	$17,773,825	$16,699,686
8. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	June 30, 2014	December 31, 2013
Natural gas pipeline	$5,215,424	$5,215,424
Vehicles and trailers	125,117	125,117
Computers	15,627	15,627
Gross property and equipment	5,356,168	5,356,168
Less: accumulated depreciation	(2,179,305)	(2,037,685)
Net property and equipment	$3,176,863	$3,318,483

The amounts of depreciation of property and equipment recognized for each of the three-month periods ended June 30, 2014 and 2013 was $71 thousand, and was $142 thousand for each of the six-month periods ended June 30, 2014 and 2013.

9. CONCENTRATIONS
Prior to 2013, the Company had historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of June 30, 2014, investments in securities of energy infrastructure companies represented approximately 8 percent of the Company’s total assets. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT-qualified.
Mowood, a wholly-owned TRS of the Company, has a ten-year contract, expiring in 2015, with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. Revenue related to the DOD contract accounted for 84 percent and 88 percent of our sales revenue for the three and six months ended June 30, 2014, respectively, as compared to 85 percent and 87 percent for the three and six months ended June 30, 2013, respectively. Mowood, through its wholly-owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 83 percent and 91 percent of the consolidated accounts receivable balances at June 30, 2014 and December 31, 2013, respectively.
Mowood’s contracts for its supply of natural gas are concentrated among select providers. Purchases from its largest supplier of natural gas accounted for 55 percent and 69 percent of our cost of sales for the three and six months ended June 30, 2014. This compares to 52 percent and 31 percent for the three and six months ended June 30, 2013.
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
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, a fee equal to an annual rate of 0.04 percent of managed assets, with a minimum annual fee of $30 thousand.
Tortoise Capital Advisors, L.L.C. (“TCA”) is compensated by Corridor to provide investment services related to the monitoring and disposition of our current securities portfolio.
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

11. FAIR VALUE OF OTHER SECURITIES
The inputs or methodology used for valuing securities and financial instruments are not necessarily an indication of the risk associated with investing in those securities or financial instruments. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of June 30, 2014, and December 31, 2013. These assets and liabilities are measured on a recurring basis.

June 30, 2014
	June 30, 2014	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$25,786,785	$—	$—	$25,786,785
Warrant option(1)	109,500	—	—	109,500
Total Assets	$25,896,285	$—	$—	$25,896,285
(1) Located in Prepaid expenses and other assets in the Consolidated Balance Sheets

December 31, 2013
	December 31, 2013	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$23,304,321	$—	$—	$23,304,321
Total Assets	$23,304,321	$—	$—	$23,304,321
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2014 and June 30, 2013 are as follows:

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Fair value beginning balance	$23,304,321	$19,707,126
Acquisitions	46,500	—
Total realized and unrealized gains included in net income	3,378,208	2,087,251
Return of capital adjustments impacting cost basis of securities	(832,744)	(554,442)
Fair value ending balance	$25,896,285	$21,239,935

Changes in unrealized gains, included in net income, relating to securities still held (1)	$3,378,208	$2,087,251
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three and six-month periods ended June 30, 2014 and June 30, 2013.
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
As of both June 30, 2014 and June 30, 2013, the Company held a 6.7 percent equity interest in Lightfoot Capital Partners LP ("Lightfoot") and an 11.1 percent equity interest in VantaCore Partners LP ("VantaCore"). The following table summarizes the significant unobservable inputs that the Company used to value its portfolio investments categorized as Level 3 as of June 30, 2014. Please see the Asset Portfolio and Related Developments section of Management's Discussion and Analysis for more detail.

Quantitative Table for Valuation Techniques

Significant Unobservable Inputs Used To Value Portfolio Investments
			Unobservable Inputs	Range		Weighted Average
Assets at Fair Value	Fair Value	Valuation Technique		Low	High
Other equity securities, at fair value	$25,786,785	Public company historical EBITDA analysis	Historical EBITDA Valuation Multiples	10.0x	11.0x	10.5x
		Public company projected EBITDA analysis	Projected EBITDA Valuation Multiples	9.0x	10.0x	9.5x
		M&A company analysis	EV/LTM 2012 EBITDA	8.3x	9.3x	8.8x
		Discounted cash flow	Weighted Average Cost of Capital	9.5%	14.0%	11.8%

Certain condensed combined financial information of the unconsolidated affiliates, Lightfoot and VantaCore, is presented in the following tables.

Assets	June 30, 2014	December 31, 2013
Current assets	$57,298,543	$49,195,626
Noncurrent assets	$554,482,086	$554,402,885
Total Assets	$611,780,629	$603,598,511
Liabilities
Current liabilities	$30,885,158	$31,860,653
Noncurrent liabilities	193,710,004	182,639,103
Total Liabilities	224,595,162	214,499,756

Partner's equity	387,185,467	389,098,755
Total liabilities and partner's equity	$611,780,629	$603,598,511

	For the three Months Ending		For the six Months Ending
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$45,216,000	$38,524,000	$76,438,000	$65,632,000
Operating expenses	33,928,000	27,427,000	60,868,000	48,709,000
EBITDA	$11,288,000	$11,097,000	$15,570,000	$16,923,000
Other income (expenses)	(748,000)	(3,812,000)	(1,879,000)	4,425,000
Net income	$10,540,000	$7,285,000	$13,691,000	$21,348,000

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
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$18,986,616	$18,986,616	$17,963,266	$17,963,266
Financing note receivable	Level 2	$4,299,356	$4,299,356	$—	$—
Financial Liabilities:
Long-term debt	Level 2	$68,824,000	$68,824,000	$70,000,000	$70,000,000
Line of credit	Level 1	$—	$—	$81,935	$81,935
12. INTANGIBLES
The Company has recorded an intangible lease asset, related to the PNM Lease Agreement, for the fair value of the amount by which the remaining contractual lease payments exceeded market lease rates at the time of acquisition. The intangible lease asset is being amortized on a straight-line basis over the life of the lease term, which expires on April 1, 2015. Quarterly amortization of the intangible lease asset, totaling $73 thousand for each of the three months ended June 30, 2014 and June 30, 2013, and $146 thousand for each of the six months ended June 30, 2014 and June 30, 2013, is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. This amount is included in Amortization expense in the accompanying Consolidated Statements of Cash Flows.

Intangible Lease Asset
	June 30, 2014	December 31, 2013
Intangible lease asset	$1,094,771	$1,094,771
Accumulated amortization	(875,816)	(729,847)
Net intangible lease asset	$218,955	$364,924

Remaining Estimated Amortization On Intangibles
Year ending December 31,	Amount
2014	$145,970
2015	72,985
Total	$218,955
13. CREDIT FACILITIES
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Funding of the credit facility was conditioned on our contribution of the proceeds of the stock issuance to Pinedale LP and the receipt by Pinedale LP of the $30 million co-investment funds from Prudential. Outstanding balances under the credit facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent (3.41 percent as of June 30, 2014). The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest quarterly and is further obligated to make monthly principal payments, which began March 7, 2014, in the amount of $294 thousand or 0.42 percent of the principal balance as of March 1, 2014. Principal payments totaling $2.9 million and $3.5 million are required in 2014 and 2015, respectively. The registrant has provided to KeyBank a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. Pinedale LP is required to maintain a restricted collateral account into which Ultra Wyoming makes all lease payments under the Pinedale Lease Agreement. Payments of principal and interest pursuant to the credit facility are drawn by KeyBank directly from the restricted collateral account prior to transferring the remaining cash to the Pinedale LP operating account. The balance in the restricted collateral account at June 30, 2014 was $0. As of June 30, 2014, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.

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

As of June 30, 2014 and December 31, 2013 approximately $759 thousand and $1.0 million, respectively, in net deferred debt issuance costs related to the KeyBank credit facility are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated three-year term of the KeyBank credit facility. For the three months ended June 30, 2014 and 2013, $129 thousand and $128 thousand, respectively, are included in interest expense within the accompanying Consolidated Statements of Income, For the six months ended June 30, 2014 and 2013, $258 thousand and $257 thousand, respectively, are included in interest expense within the accompanying Consolidated Statements of Income.
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
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility is three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "Revolver") will accrue interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility is subject to a borrowing base limitation. If we were to use the Revolver to provide short-term financing for an acquisition, we would expect the assets acquired to be taken into consideration in determining the borrowing base. As of June 30, 2014 there had been no borrowings against the Revolver.
As of June 30, 2014 and December 31, 2013, approximately $177 thousand and $208 thousand, respectively, in net deferred debt issuance costs, related to the Revolver, are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated four-year term of the Revolver facility. For the three months ended June 30, 2014 and 2013, $16 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. For the six months ended June 30, 2014 and 2013, $31 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income.
On October 29, 2010, Mowood entered into a Revolving Note Payable Agreement (“2010 Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1.3 million. Borrowings on the 2010 Note Payable Agreement, as amended and restated, were secured by all of Mowood’s assets. Interest accrued at LIBOR, plus 4 percent, was payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 29, 2013.

On October 15, 2013, Mowood entered into a Revolving Note Payable Agreement (“2013 Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1.5 million. Borrowings on the 2013 Note Payable Agreement are secured by Mowood’s assets. Interest accrues at Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75% as of June 30, 2014), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 15, 2014. As of June 30, 2014 there was $0 in outstanding borrowings under this 2013 Note Payable Agreement. The 2013 Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the 2013 Note Payable Agreement as of June 30, 2014.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives.

Derivative Financial Instruments Measured At Fair Value on a Recurring Basis
	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
		June 30, 2014
Hedged derivative asset	Assets	$—	$294,607	$—

		December 31, 2013
Hedged derivative asset	Assets	$—	$680,968	$—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company elected to designate its interest rate swaps as cash flow hedges in April 2013. During the three and six months ended June 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014 there was a loss due to ineffectiveness of approximately $412 and $582, respectively, recorded in earnings resulting from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship. During the three and six-months ended June 30, 2013 there was a gain due to ineffectiveness of approximately $7 thousand recorded in earnings resulting from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $284 thousand will be reclassified as an increase to interest expense.

As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Outstanding Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%
Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of approximately $72 thousand and $75 thousand for the three and six months ended June 30, 2013, respectively. As the Company elected to designate its interest rate swaps in cash flow hedging relationships in April 2013 (see Cash Flow Hedges of Interest Rate Risk above), the Company did not have any non-designated hedges as of June 30, 2014.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the three and six months ended June 30, 2014 and June 30, 2013.

Effect of Derivative Financial Instruments on Income Statement
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Net Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI on Derivatives (Effective Portion) Recognized in Net Income *		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Amounts Excluded from Effectiveness Testing)

For the three months ended:	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Interest Rate Products	$(410,985)	$1,136,881	Interest Expense	$(76,823)	$(69,993)	Interest Expense	$(412)	$7,160
For the six months ended:	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Interest Rate Products	$(572,874)	$1,136,881	Interest Expense	$(151,581)	$(69,993)	Interest Expense	$(582)	$7,160

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative *
			For the Three Months Ended		For the Three Months Ended
			June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest rate contracts	Interest Expense		$—	$(71,850)	$—	$(75,200)
* The gain or (loss) recognized in income on derivatives includes changes in fair value of the derivatives as well as the periodic cash settlements and interest accruals for derivatives not designated as hedging instruments

Tabular Disclosure of Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting Derivatives
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Derivative Assets as of June 30, 2014	$294,607	$—	$294,607	$—	$—	$294,607

Offsetting Derivative Liabilities as of June 30, 2014	$—	$—	$—	$—	$—	$—

Offsetting Derivative Assets as of December 31, 2013	$680,968	$—	$680,968	$—	$—	$680,968

Offsetting Derivative Liabilities as of December 31, 2013	$—	$—	$—	$—	$—	$—
Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.
As of June 30, 2014, the Company did not have any derivatives that were in a net liability position. Therefore, the credit risk-related contingent features discussed above would not apply as of June 30, 2014.
15. WARRANTS
The Company issued 945,594 warrants (representing the right to purchase one share of the Company’s common stock for $11.41 per common share) on February 7, 2007, all of which expired on February 6, 2014 and are no longer outstanding as of June 30, 2014.
16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income attributable to CORR Stockholders	$3,005,908	$70,072	$5,111,067	$2,482,825
Basic and diluted weighted average shares (1)	31,637,568	24,147,958	30,810,060	24,144,856
Basic and diluted earnings per share attributable to CORR Stockholders	$0.10	$—	$0.17	$0.10

(1)
Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

The increase in earnings per share for three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 is primarily due to an increase in lease revenue from quarterly rent from the Portland Terminal Facility and an increase in unrealized gains on our equity securities.

17. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:

Dividend Declaration
On July 30, 2014, the Company's Board of Directors declared the second quarter 2014 distribution of $0.13 per share. The distribution is payable on August 29, 2014 to shareholders of record on August 15, 2014.

Credit Facility
The Company has signed a non-binding term sheet for a new credit facility that will replace the Company’s current credit facility. Management of the Company expects to have this new credit facility in place in the third quarter and anticipates using the credit facility thereafter to fund property acquisitions, make capital improvements, or for other permitted corporate purposes. Management of the Company sought this new credit facility to provide greater financial flexibility in funding Company growth.

Securing the new credit facility is subject to a number of usual and customary conditions and processes, for which the signed term sheet is just the first step. Those conditions include, among other things, lender due diligence, agreement on definitive terms and final documents, and the negotiation of acceptable fee arrangements.

Black Bison Loan Agreements
On July 23, 2014, the Company increased its secured financing to Black Bison from $11.5 million to $15.3 million. The Company executed an amendment to the Loan Agreement previously entered into March 13, 2014, to increase the loan to $12 million, and entered into an additional loan for $3.3 million from a taxable REIT subsidiary of the Company, on substantially the same terms (the "TRS Loan"). The purpose of the increase in the secured financing was to fund the acquisition and development of real property and related equipment that will provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. There were no other material changes to the terms of the Loan Agreement. In connection with the Amendment and the TRS Loan, the Company fully funded the remainder of the $15.3 million capacity of the combined loans.

In anticipation of the agreements described above, Corridor Bison assigned to CorEnergy BBWS its rights and obligations in the Warrant dated March 13, 2014. That Warrant granted to its holder the right to purchase up to 15 percent of the outstanding equity of Black Bison Intermediate Holdings, LLC (“Intermediate Holdings”). As a condition of the TRS Loan, the parties entered into an Amended and Restated Warrant, pursuant to which the amount available to purchase thereunder was increased to 18.72 percent of the outstanding equity of Intermediate Holdings. CorEnergy BBWS paid $51 thousand for the increase in the amount that could be purchased pursuant to the Warrant. The amount paid was determined to be the current value of the incremental amount that could be purchased under the Warrant.

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
RESULTS OF OPERATIONS
We believe the Lease Revenue, Security Distributions and Operating Results overview presented below provides investors with information that will assist them in analyzing the operating performance of our leased assets, private equity securities and operating entities. As it pertains to Other Equity Securities, the Company does not believe that return of capital distributions and Realized/Unrealized gains and losses are indicative of the operating performance of these assets. Accordingly, we have excluded them from EBITDA, resulting in an Adjusted EBITDA metric. Adjusted EBITDA is then reconciled to the most directly comparable GAAP financial measure, Net Income Attributable to CORR Stockholders, by accounting for Other Income, Depreciation, Amortization, Interest Expense and Income Taxes. We believe that Adjusted EBITDA is an important operating metric which highlights the performance of our assets for shareholders to use in measuring our results.

Following is a comparison of lease revenues, security distributions and operating results, expenses, other income and expense, and income (loss) before income taxes for the three and six months ended June 30, 2014 and 2013:

Results of Operations
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Lease Revenue, Security Distributions, Financing Revenue and Operating Results
Leases:
Lease revenue	$7,065,677	$5,638,244	$13,828,085	$11,276,488
Other equity securities:
Distributions and dividends received	347,472	319,885	843,788	647,349
Financing:
Financing revenue	139,728	—	165,347	—
Operations:
Sales revenue	1,813,607	1,929,772	5,073,137	4,445,345
Cost of sales	(1,384,998)	(1,476,348)	(4,092,356)	(3,479,987)
Operating expenses (excluding depreciation and amortization)	(213,533)	(303,480)	(436,274)	(510,384)
Net operations (excluding depreciation and amortization)	215,076	149,944	544,507	454,974
Total Lease Revenue, Security Distributions, Financing Revenue and Net Operating Results	$7,767,953	$6,108,073	$15,381,727	$12,378,811
Operating expenses	(1,334,960)	(1,315,165)	(2,767,915)	(2,585,685)
Non-controlling interest attributable to adjusted EBITDA items	(952,244)	(931,749)	(1,908,658)	(1,869,086)
Adjusted EBITDA attributable to CORR stockholders	$5,480,749	$3,861,159	$10,705,154	$7,924,040
Other Income (Expense):
Other equity securities:
Distributions and dividends not recorded as income (return of capital adjustments)	(341,484)	(317,184)	(832,744)	(631,524)
Net realized and unrealized gain on securities	2,084,026	(30,976)	3,378,208	2,711,073
Net other equity securities	1,742,542	(348,160)	2,545,464	2,079,549
Depreciation, Amortization, and Interest Expense:
Depreciation & amortization	(3,220,253)	(2,872,754)	(6,367,231)	(5,745,069)
Interest expense, net	(819,360)	(907,275)	(1,646,337)	(1,644,656)
Non-controlling interest attributable to depreciation, amortization and interest expense	565,109	578,856	1,130,409	1,131,659
Net depreciation, amortization and interest expense	(3,474,504)	(3,201,173)	(6,883,159)	(6,258,066)
Total other income (expense), net	(1,731,962)	(3,549,333)	(4,337,695)	(4,178,517)
Income before income taxes attributable to CORR stockholders	3,748,787	311,826	6,367,459	3,745,523
Income tax expense	(742,879)	(241,754)	(1,256,392)	(1,262,698)
Net income attributable to CORR stockholders	$3,005,908	$70,072	$5,111,067	$2,482,825

Adjusted EBITDA per share (basic and diluted)	$0.17	$0.16	$0.35	$0.33
Net earnings per share (basic and diluted)	$0.10	$—	$0.17	$0.10
AFFO per share (basic and diluted)(1)	$0.14	$0.12	$0.28	$0.25
Book value per share (basic and diluted)(2)	$6.97	$8.59	$6.97	$8.59
Weighted Average Shares	31,637,568	24,147,958	30,810,060	24,144,856

(1)For a full reconciliation of AFFO per share (basic and diluted) to Income Attributable to CORR Stockholders, see FFO/AFFO Reconciliation table presented herein.
(2)For a full reconciliation of book value per share (basic and diluted) to Income Attributable to CORR Stockholders, see Book Value Per Share table presented herein.

Lease Revenue, Security Distributions, Financing Revenue and Operating Results

Our operating performance is derived primarily from leases of real property assets, distributions from our portfolio of equity investments, financing revenue from our loan agreement with Black Bison WS and the operating results of Mowood. Total lease revenue, security distributions, financing revenue and operating results generated by our investments for the three and six months ended June 30, 2014 was $7.8 million and $15.4 million, respectively, compared to $6.1 million and $12.4 million in the prior-year periods.

Lease revenues for the three and six months ended June 30, 2014 increased $1.4 million and $2.6 million, respectively, compared to the prior-year periods due mainly to the addition of the Portland Terminal lease, which was added in January 2014. Additionally, due to annual CPI escalations in the Pinedale Lease Agreement, required annual minimum rent for 2014 increased by approximately 1.53 percent or $76 thousand per quarter, accounting for the remaining increase over prior year.
Cash distributions received from our portfolio of equity securities for the three and six months ended June 30, 2014 increased by $28 thousand and $196 thousand, respectively, compared to the prior-year periods. In 2013, Lightfoot withheld paying distributions pending the Initial Public Offering ("IPO") of their subsidiary, Arc Logistics. Subsequent to the IPO, which occurred in the 4th quarter of 2013, Lightfoot resumed paying cash distributions to its partners. Vantacore distributions decreased during the first half of 2014 due to weather-imposed reductions in operations.
The $140 thousand and $165 thousand in financing revenues for the three and six months ended June 30, 2014, respectively, represents interest earned as a result of the new Loan Agreement with Black Bison WS, which was executed in March 2014.
Sales revenue, cost of sales, and operating expenses excluding depreciation and amortization, represent Mowood's natural gas operations. For the three months ended June 30, 2014, Mowood’s net operations increased by $65 thousand over the prior-year period. Sales revenue and cost of sales for the three months ended June 30, 2014 decreased $116 thousand and $91 thousand, respectively, compared to the prior-year period, for a net $25 thousand decrease in gross margin. The decrease in margin is attributable to higher gas prices and a warmer spring, which resulted in lower sales volume. Mowood’s operating expenses for the three months ended June 30, 2014 decreased $90 thousand compared to the prior-year period, which included one-time personnel costs of approximately $113 thousand.
For the six months ended June 30, 2014, Mowood’s net operations, excluding depreciation and amortization, increased by $90 thousand over the prior-year period. For the six months ended June 30, 2014, sales revenue and cost of sales increased $628 thousand and $612 thousand, respectively, compared to the prior-year period, for a net $15 thousand increase in gross margin. The increase is attributable to an increase in usage due to colder winter months and higher gas prices in 2014. Mowood’s operating expenses for the six months ended June 30, 2014 decreased $74 thousand compared to the prior-year period, which included one-time personnel costs of approximately $113 thousand.
Operating Expenses
Total expenses from operations were $1.3 million for each of the three-month periods ended June 30, 2014 and 2013, respectively, and $2.8 million and $2.6 million for the six-month periods ended June 30, 2014 and 2013, respectively. The most significant components of the variance from the prior year are outlined in the following table and explained below:

Expenses from Operations
	For the Three Months Ended			For the Six Months Ended
	June 30, 2014	June 30, 2013	Increase/(Decrease)	June 30, 2014	June 30, 2013	Increase/(Decrease)
Management fees, net of expense reimbursements	$761,265	$646,394	$114,871	1,545,133	1,290,208	254,925
Asset acquisition expense	20,732	53,394	(32,662)	36,949	85,211	(48,262)
Professional fees/directors’ fees/other	552,963	615,377	(62,414)	1,185,833	1,210,266	(24,433)
Totals	$1,334,960	$1,315,165	$19,795	$2,767,915	$2,585,685	$182,230
Management fees for the three and six months ended June 30, 2014 were $761 thousand and $1.5 million, respectively. The increase, as compared to the three and six months ended June 30, 2013, is due to the January 2014 acquisition of the Portland Terminal Facility and the March 2014 funding of the financing note receivable, both of which increased our asset base.
Asset acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio (“Deal Costs”). Deal Costs not associated with a completed transaction are expensed. Acquisition expense for the three months ended June 30, 2014 decreased $33 thousand compared to the three months ended June 30, 2013. Acquisition expense for the six months ended June 30, 2014 decreased $48 thousand compared to the comparable prior-year period. The overall decrease results from having consummated two transactions in the first half of 2014. In contrast, no transactions were completed in the corresponding period of 2013 resulting in more deal costs being expensed. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular quarter may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early to mid-stages of due diligence.
The remaining expenses, which include professional and directors' fees and other expenses, totaled $553 thousand and $1.2 million for the three and six months ended June 30, 2014. The decrease of $62 thousand and $24 thousand as compared to the three and six months ended June 30, 2013, respectively, is chiefly driven by a decrease in professional fees, which in the prior year included one-time administrative and compliance issues related to becoming a REIT.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
The EBITDA adjustment for non-controlling interest of $952 thousand and $932 thousand for the three months ended June 30, 2014 and 2013, respectively, and $1.9 million for each of the six-month periods ended June 30, 2014 and 2013, represents Prudential's 18.95 percent ownership interest in Pinedale LP. Pinedale LP's EBITDA for the three and six months ended June 30, 2014 increased by $108 thousand and $209 thousand, respectively, as compared to the same periods in the prior year, accounting for the change in the non-controlling interest adjustment. The increase in Pinedale LP's EBITDA is attributable to the CPI-adjusted increase in revenue of $76 thousand and $153 thousand for the three and six months ended June 30, 2014, as well as a decrease in expenses of $32 thousand and $56 thousand, respectively.
Other Income and Expense
Other income and expense consists of four primary components: Distributions and dividends not recorded as income (return of capital adjustments); Net realized and unrealized gain on securities; Depreciation and amortization; and Interest expense. The two largest contributors to the variance from prior periods are the changes in realized and unrealized gain on securities and the increase in depreciation expense. Total other income and expense, net, for the three months ended June 30, 2014 was favorable by $1.8 million as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, total other income and expense, net, was unfavorable by $159 thousand as compared to the same period ended June 30, 2013. The following discussion expands on the impact of each of these four components on other income and expense.
Distributions and Dividends Not Recorded as Income
The following table summarizes the breakout of cash distributions and dividends reported as income on the income statement. The table shows gross cash distributions and dividends received from our investment securities, less the amounts considered return of capital and not recorded as income:

Gross Distributions and Dividends Received From Investment Securities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Distributions and dividends received from investment securities	$347,472	$319,885	$843,788	$647,349
Less: distributions and dividends not recorded in income (recorded as a cost reduction)	(341,484)	(317,184)	(832,744)	(631,524)
Net distributions and dividends reported as income	$5,988	$2,701	$11,044	$15,825
Net Realized and Unrealized Gain on Securities
The increase in realized and unrealized gain from trading and other equity securities for the three and six months ended June 30, 2014 totaled $2.1 million and $667 thousand, as compared to the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2014, the Company recognized an unrealized gain on the fair value adjustment of our other equity securities of $2.1 million and $3.4 million, respectively. For the three and six months ended June 30, 2013, the $31 thousand loss and $2.7 million gain, respectively, are attributable to the sale of the Company's remaining trading securities and the fair value adjustment of other equity securities which remain in our investment portfolio.
Depreciation and Amortization
Depreciation expense increased $347 thousand and $622 thousand for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods. The increase is mainly attributable to the newly acquired Portland Terminal Facility.

Interest Expense
Interest expense was approximately $819 thousand and $1.6 million for the three and six months ended June 30, 2014, respectively, as compared to $907 thousand and $1.6 million for the three and six months ended June 30, 2013, respectively. The second quarter decrease is mostly attributable to the interest rate swap related to the $70 million credit facility. In connection with the credit facility, we executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR-based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. (See Note 14 of the Notes to the Consolidated Financial Statements for further information regarding interest rate swap derivatives.) A mark-to-market adjustment to the value of the derivatives resulted in noncash charges to interest expense of $63 thousand for the three and six months ended June 30, 2013. The remaining difference is related to cash settlements in connection with the derivatives and amortization of debt issuance cost.
Non-Controlling Interest Attributable to Depreciation, Amortization and Interest Expense
The non-controlling interest adjustment represents Prudential's 18.95 percent ownership interest in Pinedale LP. The non-controlling interest attributable to depreciation, amortization and interest expense was $565 thousand and $579 thousand for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million for each of the six-month periods ended June 30, 2104 and 2013. The decrease over prior year second quarter is related to the decrease in interest expense, as discussed above.
Net Income Attributable to CORR Stockholders
Operating income for the three and six months ended June 30, 2014, respectively, increased by $1.3 million and $2.0 million as a result of the acquisition of the Portland Terminal Facility. The increases in other income and expense of $1.8 million and $164 thousand resulted in income before taxes attributable to CORR stockholders for the three and six months ended June 30, 2014 of approximately $3.7 million and $6.4 million, respectively, as compared to income before taxes attributable to CORR stockholders of $312 thousand and $3.7 million for the three and six months ended June 30, 2013, respectively. The increase in income before taxes is primarily related to the contribution of the newly acquired Portland Terminal Facility and the increase in net realized and unrealized gain on securities.
Net income attributable to common stockholders was $3.0 million and $5.1 million, or $0.10 and $0.17 per common share, for the three and six months ended June 30, 2014, respectively, as compared to $70 thousand and $2.5 million, or $0.00 and $0.10 per common share, for the three and six months ended June 30, 2013, respectively.
Book Value per Share

Analysis of Equity	June 30, 2014	December 31, 2013
Warrants, no par value; 0 and 945,594 issued and outstanding at June 30, 2014 and December 31, 2013, respectively (5,000,000 authorized)	$—	$1,370,700
Capital stock, non-convertible, $0.001 par value; 31,640,158 shares issued and outstanding at June 30, 2014 and 24,156,163 shares issued and outstanding at December 31, 2013 (100,000,000 shares authorized)	31,640	24,156
Additional paid-in capital	220,080,751	173,441,019
Accumulated retained earnings	—	1,580,062
Accumulated other comprehensive income	435,945	777,403
Total CorEnergy Equity	$220,548,336	$177,193,340

Shares outstanding	31,640,158	24,156,163
Book Value per Share	$6.97	$7.34
As of June 30, 2014, total equity attributable to CorEnergy stockholders increased by approximately $43.4 million to $220.5 million from $177.2 million as of December 31, 2013. The increase in CORR equity consists of approximately $45.7 million in net proceeds from our January 2014 follow-on equity offering of 7,475,000 shares of common stock and comprehensive income attributable to CORR stockholders of approximately $4.8 million, net of dividends paid of approximately $7.1 million.
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

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is a key measure used by the Company in assessing performance and in making resource allocation decisions.
FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and that may also be the case with the energy infrastructure assets in which we invest. Because FFO excludes depreciation and amortization unique to real estate and gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in base and participating rent, company operating costs, development activities and interest costs, thereby providing perspective not immediately apparent from net income.
We calculate FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly may not be comparable to such other REITs. FFO does not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
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
AFFO does not represent amounts available for management's discretionary use because such amounts are needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. AFFO should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or service our indebtedness.
In light of the per share AFFO growth that we foresee in our operations, we are targeting 1 percent to 3 percent annual dividend growth. We can provide no assurances regarding our total return or annual dividend growth. See "Risk Factors" for a discussion of the many factors that may affect our ability to make distributions at targeted rates, or at all.

The following table presents a comparison of FFO and AFFO for the three and six months ended June 30, 2014 and June 30, 2013:

FFO and AFFO Reconciliation
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income (attributable to CorEnergy Stockholders):	$3,005,908	$70,072	$5,111,067	$2,482,825
Add:
Depreciation	3,204,911	2,857,412	6,336,548	5,714,448
Distributions received from investment securities	341,484	317,184	832,744	631,524
Income tax expense, net	742,879	241,754	1,256,392	1,262,698
Less:
Net realized and unrealized gain on trading securities	—	—	—	316,063
Net realized and unrealized gain (loss) on other equity securities	2,084,026	(30,976)	3,378,208	2,395,010
Non-controlling interest attributable to FFO reconciling items	411,455	411,384	822,910	822,762
Funds from operations (FFO)	$4,799,701	$3,106,014	$9,335,633	$6,557,660
Add:
Transaction costs	20,732	53,394	36,949	85,211
Amortization of debt issuance costs	144,840	128,320	289,682	256,794
Amortization of deferred lease costs	15,342	15,342	30,623	30,621
Amortization of above market leases	72,985	72,985	145,969	145,970
Noncash costs associated with derivative instruments	(17,443)	71,850	(34,932)	75,200
Nonrecurring personnel costs	—	113,232	—	113,232
Less:
EIP lease adjustment	542,809	542,809	1,085,618	1,085,618
Non-controlling interest attributable to AFFO reconciling items	23,179	39,929	46,349	75,210
Adjusted funds from operations (AFFO)	$4,470,169	$2,978,399	$8,671,957	$6,103,860

Weighted average shares	31,637,568	24,147,958	30,810,060	24,144,856
FFO per share	$0.15	$0.13	$0.30	$0.27
AFFO per share	$0.14	$0.12	$0.28	$0.25
FFO
FFO for the three months ended June 30, 2014 and June 30, 2013 totals approximately $4.8 million and $3.1 million, respectively. FFO for the six months ended June 30, 2014 and 2013 totals approximately $9.3 million, and $6.6 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the three and six months ended June 30, 2014 by eliminating a net realized and unrealized gain on other equity securities of approximately $2.1 million and $3.4 million, respectively; adding distributions received from investment securities of approximately $341 thousand and $833 thousand, respectively; and adding back income tax expense of approximately $743 thousand and $1.3 million, respectively. For the three and six months ended June 30, 2013, adjustments we made for noncash items impacting net income by eliminating a net realized and unrealized loss on other equity securities of approximately $31 thousand and gain on other equity securities of approximately $2.4 million, respectively; adding distributions received from investment securities of approximately $317 thousand and $632 thousand, respectively; and adding back income tax expense of approximately $242 thousand and $1.3 million, respectively.

AFFO
AFFO for the three months ended June 30, 2014 and June 30, 2013 totals approximately $4.5 million and $3.0 million, respectively. AFFO for the six months ended June 30, 2014 and June 30, 2013 totals approximately$8.7 million and $6.1 million, respectively. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease.
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
ASSET PORTFOLIO AND RELATED DEVELOPMENTS

Descriptions of our asset portfolio and related operations, other than our remaining portfolio of private equity securities, are included in Notes 3, 4 and 5 in the Notes to the Consolidated Financial Statements included in this report. This section provides an overview of the asset portfolio, including our remaining private equity securities, and any related developments as of June 30, 2014.
Pinedale LGS
The Pinedale Lease Agreement with Ultra Wyoming, a subsidiary of Ultra Petroleum, has a fifteen year initial term and may be extended for additional five-year terms at the sole discretion of Ultra Wyoming. During the initial fifteen-year term, Pinedale LP will receive a fixed minimum annual rent of $20 million, adjusted annually for changes based on the consumer price index ("CPI"), subject to a 2 percent annual cap. The annual adjustment for changes in the CPI commenced January 1, 2014, resulting in an increase in quarterly rent of $76 thousand. In January 2014, we also became eligible for a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the Pinedale LGS in a prior month. As of June 30, 2014, no variable rent based on throughput was due under the Pinedale Lease Agreement. The maximum annual rental payments under the Pinedale Lease Agreement during the initial fifteen-year term are $27.5 million.
Portland Terminal Facility
In January 2014, our subsidiary, LCP Oregon, acquired the Portland Terminal Facility for $40 million in cash. LCP Oregon entered into the Lease Agreement, relating to the use of the Portland Terminal Facility, (the “Portland Lease Agreement”) with Arc Terminals, an indirect wholly-owned subsidiary of Arc Logistics. During the fifteen-year initial term, Arc Terminals will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility in the prior month.
The base rent in the initial year of the Portland Lease Agreement increases to approximately $418 thousand per month starting with August 2014 and each month thereafter. The base rent is also expected to increase during the initial year of the Portland Lease Agreement based on a percentage of specified construction costs incurred by LCP Oregon, estimated at $10 million. Assuming such improvements are completed, the base rent will increase by approximately $95,800 per month. As of June 30, 2014, additional spending on terminal-related projects totaled approximately $2.8 million. The base rent is not influenced by the flow of hydrocarbons.
Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent. Variable rent is capped at 30 percent of total rent, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity. As of June 30, 2014, no variable rent based on throughput was due under the Portland Lease Agreement. The Portland Lease Agreement also contains certain renewal provisions, as well as certain termination and purchase rights subject to advance notice and required payments to the Company as provided therein.
Black Bison Financing Note Receivable
On March 13, 2014, our subsidiary Corridor Bison entered into a Loan Agreement with Black Bison WS, pursuant to which Corridor Bison agreed to loan Black Bison WS up to $11.5 million. Corridor Bison increased the Loan to $12 million on July 24, 2014.
On July 24, 2014, our subsidiary, CorEnergy BBWS, Inc. entered into a TRS Loan Agreement, pursuant to which CORR BBWS agreed to loan Black Bison WS up to $3.3 million.
The proceeds of the Loan and the TRS Loan (collectively, the "Financing Note Receivable") are to be used by Black Bison WS and its affiliates to finance the acquisition and development of real property that will provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. Borrowings under the Financing Note Receivable total $15.3 million. For additional information concerning this transaction, including subsequent developments in July 2014, see Notes 5 and 17 in the Notes to the Financial Statements included in this report.
Eastern Interconnect Project
The Eastern Interconnect Project (“EIP”) is leased to Public Service Company of New Mexico (“PNM”) under a triple net lease. The EIP lease terminates on April 1, 2015, with the sale of the Company’s 40 percent undivided interest for $7.7 million. The remaining lease payments were received in full on January 2, 2014.

Mowood, Omega Pipeline
Mowood Corridor, Inc is a wholly-owned taxable REIT subsidiary of the Company and represents approximately 2 percent of the Company's total assets. Mowood, LLC ("Mowood") is wholly-owned by Mowood Corridor, Inc. and is the holding company of Omega Pipeline Company, LLC ("Omega Pipeline"). Omega Pipeline owns and operates a natural gas distribution system in Fort Leonard Wood, Missouri. Omega Pipeline serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. The Company provides financing to Mowood secured by Omega Pipeline's real property assets which allows for a maximum principal balance of $5.3 million. At June 30, 2014 and December 31, 2013, the principal balance outstanding was $5.3 million.
Private Security Assets
As of June 30, 2014, investments in securities of energy infrastructure companies represented less than 10 percent of the Company’s total assets. Following is a summary of the fair values of the other equity securities that we held at June 30, 2014 as they compare to the fair values at December 31, 2013.
Lightfoot
The fair value of Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC (collectively, “Lightfoot”) as of June 30, 2014 increased $1.8 million, or 16.9 percent, as compared to the valuation at December 31, 2013, primarily due to the change in value of Arc Logistics' publicly traded shares and a decrease in the Company's marketability discount. The Company received a second quarter distribution of approximately $184 thousand.
Based on the minimum quarterly distributions that Arc Logistics plans to make following its IPO as described in its IPO prospectus, and ongoing discussions with Lightfoot’s management, the Company currently expects to receive distributions of approximately $900 thousand from Lightfoot during fiscal 2014, provided there are no reductions in the distributions to fund other uses of capital at Lightfoot. The Company expects distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics. However, both the ability of Arc Logistics to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' business results, and neither Arc Logistics nor Lightfoot is under any obligation to make such distributions.  Accordingly, there can be no assurance that our expectations concerning 2014 distributions from Lightfoot will be realized.
VantaCore
The fair value of VantaCore as of June 30, 2014 increased $706 thousand, or 5.5 percent, as compared to the fair value at December 31, 2013. The increase is primarily due to market value changes in the MLP comparable companies. VantaCore did not meet the minimum required quarterly distribution in cash for the quarter ended June 30, 2014. Therefore, the common and preferred unit holders elected to receive their distributions as a combination of $0.107 per unit in cash and the remainder in preferred units. The Company received approximately $157 thousand in cash and an additional 26,828 preferred units during the three-month period ended June 30, 2014.
LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had approximately $18.5 million available for future investment. The $18.5 million represents cash and Revolver availability totaling approximately $39.0 million less the following near-term commitments: current maturities of long-term debt of $3.5 million; accounts payable and accrued liabilities totaling $3.0 million; the remaining commitment of approximately $6.8 million in additional capital improvements in connection with the Portland Terminal Facility; and approximately $7.2 million of additional funding of the financing note receivable. There are opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets. We may invest in assets subject to greater leverage, but which we would expect to be non-recourse to us.
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

Our registration statement covering a proposed maximum aggregate offering price of $300 million of securities was declared effective on June 8, 2012, and we previously conducted a common equity offering under the registration statement in December 2012. The common equity offering closing on January 21, 2014 further reduced the total available for sale pursuant to that registration statement by the gross proceeds of the offering and exercise of the underwriter's over-allotment option. The remaining availability as of June 30, 2014 is $161.7 million of maximum aggregate offering price of securities.
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility is three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "Revolver") will accrue interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility is subject to a borrowing base limitation. If we were to use the Revolver to provide short-term financing for an acquisition, we would expect the assets acquired to be taken into consideration in determining the borrowing base. As of June 30, 2014 there had been no borrowings against the Revolver.
As of March 31, 2013 the securities in our portfolio only included illiquid securities issued by privately-held companies. During the three-month period ended March 31, 2013, we liquidated approximately $4.3 million of our remaining publicly traded securities, which generated cash of approximately $4.6 million. We reported the gains on the securities transactions as Other Income rather than Income from Operations.

On October 15, 2013, Mowood entered into a Revolving Note Payable Agreement with a maximum borrowing base of $1.5 million. As of June 30, 2014, there was no outstanding indebtedness pursuant to this agreement and Mowood was in compliance with all applicable covenants. (See Note 13 of the Notes to the Consolidated Financial Statements for further information regarding this Mowood debt.)
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our securities portfolio in an orderly manner.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of June 30, 2014.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$68,824,000	$3,528,000	$65,296,000	$—	$—
Interest payments on long-term debt		2,320,415	3,261,046	—	—
Totals		$5,848,415	$68,557,046	$—	$—
The Mowood Note Payable is not included in the above table because it relates to indebtedness under a line of credit with no fixed repayment schedule.
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the acquisition of the Pinedale LGS. The primary term of the credit facility is three years, with an option for a one-year extension. Beginning with March 2014, Pinedale LP became obligated to make monthly principal payments, equal to 0.42 percent of the amount outstanding on the loan as of March 1, 2014, or $294 thousand. Interest accrues at a variable annual rate equal to LIBOR plus 3.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at June 30, 2014 (0.155 percent).
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MAJOR TENANTS
As of June 30, 2014, the Company had three significant leases. The table below displays the impact of each lease on total leased properties as of June 30, 2014 and 2013 and total lease revenues for the three and six months ended June 30, 2014 and 2013.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of June 30, 2014	As of December 31, 2013	For the Three Months Ended		For the Six Months Ended
			June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Pinedale LGS	80.32%	94.23%	71.85%	88.68%	73.42%	88.68%
Portland Terminal Facility	16.21%	—	19.12%	—	17.35%	—
Public Service of New Mexico	3.47%	5.77%	9.03%	11.32%	9.23%	11.32%
Pinedale LGS. In December of 2012, the Company entered into a lease guaranteed by Ultra Petroleum, which is material to the Company. In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward. As of June 30, 2014, approximately 80.3 percent of the Company's leased property, based on the net book value of real estate investments, was leased to Ultra Petroleum. Approximately 71.9 percent and 73.4 percent of the Company's total lease revenues for the three and six months ended June 30, 2014, respectively, was derived from Ultra Petroleum.
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
Portland Terminal Facility. In January 2014, the Company entered into a triple net lease with Arc Terminals for use of the Portland Terminal Facility, which is guaranteed by Arc Logistics. Arc Logistics has an equity market capitalization of approximately $268 million as of March 7, 2014, based on the number of common and subordinated units outstanding as of Arc Logistics’ annual report on Form 10-K filed with the SEC on March 14, 2014. Following the consummation of the Portland Transaction, the Portland Terminal Facility accounts for approximately 16.2 percent of our total leased assets as of June 30, 2014, and the lease payments account for approximately 19.1 percent and 17.4 percent of our total lease revenue for the three and six months ended June 30, 2014, respectively.
Arc Logistics is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Arc Logistics can be found on the SEC's web site at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Arc Logistics but has no reason to doubt the accuracy or completeness of such information. In addition, Arc Logistics has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of Arc Logistics that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
EIP. The Company's investment in EIP is leased under net operating leases with various terms. As of June 30, 2014, approximately 3.5 percent of the Company's leased property, based on the gross book value of real estate investments, was leased to PNM. Approximately 9.0 percent and 9.2 percent of the Company's total lease revenue for the three and six months ended June 30, 2014, respectively, was derived from PNM.
PNM is a subsidiary of PNM Resources Inc. ("PNM Resources"), which is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of PNM Resources can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason to doubt the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way form, part of this filing.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generate cash flow to us from which we pay distributions to stockholders. For the period ended June 30, 2014, the sources of our stockholder distributions were lease income from our real property assets and distributions from our investment securities. The amount of any distribution is recorded by the Company on the ex-dividend date. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
In consideration of the additional lease income available to support distributions following our acquisition of the Portland Terminal Facility, our Board of Directors approved an increase in our quarterly distribution payable to stockholders, effective beginning from the date we closed on such acquisition, to $.13 per share from $.125 per share. This increase was reflected in the first quarter 2014 distribution of $.129 per share that we announced on July 31, 2014 (prorated based on implementation of the increase from and after our acquisition of the Portland Terminal Facility on January 21, 2014). There is no assurance that we will continue to make regular distributions.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of June 30, 2014, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2013.
As of June 30, 2014, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $25.8 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $1.6 million.
Our equity and debt securities are reported at fair value. The fair value of securities is determined using readily available market quotations from the principal market, if available. Because there are no readily available market quotations for many of the securities in our portfolio, we value a large portion of our securities at fair value as determined in good faith under a valuation policy and a consistently applied valuation process, which has been approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of June 30, 2014, we had $65.3 million in long-term debt (net of current maturities). The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2014, was comprised of $16.3 million under the KeyBank term credit facility after giving effect to our interest rate swap agreements. A 100 basis point increase in current LIBOR rates would result in an additional $4 thousand of interest expense for the six months ended June 30, 2014, while a 100 basis point decrease in current LIBOR rates would reduce interest expense for such period by $7 thousand. As of June 30, 2014, the fair value of our hedge derivative totaled approximately $295 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase net assets applicable to common shareholders by $2.0 million, while a decrease of 100 basis points would decrease net assets by $1.3 million as of June 30, 2014. See Note 14 of the notes to our consolidated financial statements included in this report for further information concerning quantitative valuations and the qualitative aspects of our use of interest rate hedge swaps to manage interest rate risk.
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
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending June 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the six months ended June 30, 2014 that were not registered under the 1933 Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

On May 28, 2014, the Company’s stockholders approved the Director Compensation Plan ("Director Plan") as described in the proxy statement for our 2014 annual meeting. Further, in order to allow the Company the flexibility of timing the filing of a Form

S-8 registration statement covering the shares of common stock issuable under the Director Plan to occur in a manner that is most cost-efficient in relation to the Company’s ability to obtain certain required consents of third party accounting firms, the Compensated Directors have agreed that the Company may pay the stock retainer called for under the Director Plan as of the first business day of October and January during the first year of operating under the Director Plan, and may pay a cash retainer for the portion of director compensation due as of the first business day of April and July during the first year (which the Company has now done). A copy of the Director Plan is filed as Exhibit 10.19.1 to this report.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
10.2(b)	Revised Management Agreement dated April 30, 2014, effective January 1, 2014 (1)
10.19.1	Director Compensation Plan of CorEnergy Infrastructure Trust, Inc., effective April 1, 2014.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2014 and filed on May 12, 2014.

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

August 11, 2014

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)

August 11, 2014