Form 10-Q
period 2014-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2014-11-07
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
As of October 31, 2014, the registrant had 31,644,877 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $22,115,766 and $12,754,588	$268,670,473	$232,220,618
Other equity securities, at fair value	25,420,877	23,304,321
Financing notes and related accrued interest receivable, net	15,510,956	—
Cash and cash equivalents	5,476,216	17,963,266
Property and equipment, net of accumulated depreciation of $2,243,135 and $2,037,685	3,116,874	3,318,483
Lease receivable	1,421,211	711,229
Accounts receivable	1,086,587	2,068,193
Warrant Investment	508,000	—
Intangible lease asset, net of accumulated amortization of $948,800 and $729,847	145,971	364,924
Deferred debt issuance costs, net of accumulated amortization of $918,811 and $572,830	1,081,881	1,225,524
Deferred lease costs, net of accumulated amortization of $109,299 and $63,272	811,164	857,190
Hedged derivative asset	577,584	680,968
Income tax receivable	—	834,382
Prepaid expenses and other assets	497,391	326,561
Total Assets	$324,325,185	$283,875,659
Liabilities and Equity
Current maturities of long-term debt	$3,528,000	$2,940,000
Long-term debt (net of current maturities)	64,414,000	67,060,000
Accounts payable and other accrued liabilities	3,329,284	2,920,267
Unearned revenue	1,422,458	—
Deferred tax liability	5,573,233	5,332,087
Income tax payable	75,522	—
Line of credit	—	81,935
Total Liabilities	$78,342,497	$78,334,289
Equity
Warrants, no par value; 0 and 945,594 issued and outstanding at September 30, 2014 and December 31, 2013, respectively (5,000,000 authorized)	$—	$1,370,700
Capital stock, non-convertible, $0.001 par value; 31,644,877 shares issued and outstanding at September 30, 2014 and 24,156,163 shares issued and outstanding at December 31, 2013 (100,000,000 shares authorized)	31,645	24,156
Additional paid-in capital	217,893,695	173,441,019
Accumulated retained earnings	—	1,580,062
Accumulated other comprehensive income	650,547	777,403
Total CorEnergy Equity	218,575,887	177,193,340
Non-controlling interest	27,406,801	28,348,030
Total Equity	245,982,688	205,541,370
Total Liabilities and Equity	$324,325,185	$283,875,659
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue
Lease revenue	$7,191,187	$5,638,244	$21,019,272	$16,914,732
Sales revenue	1,741,209	1,935,868	6,814,346	6,381,213
Financing revenue	413,482	—	578,829	—
Total Revenue	9,345,878	7,574,112	28,412,447	23,295,945
Expenses
Cost of sales (excluding depreciation expense)	1,284,711	1,411,318	5,377,067	4,891,305
Management fees	813,921	647,380	2,359,054	1,937,588
Asset acquisition expenses	102,591	640,302	139,540	725,513
Professional fees	622,864	305,326	1,287,506	1,191,017
Depreciation expense	3,237,261	2,857,412	9,573,809	8,571,860
Amortization expense	15,343	15,342	46,026	45,963
Operating expenses	210,009	204,446	646,283	714,830
Directors’ fees	50,481	74,437	178,791	124,994
Other expenses	251,636	129,748	644,517	403,766
Total Expenses	6,588,817	6,285,711	20,252,593	18,606,836
Operating Income	$2,757,061	$1,288,401	$8,159,854	$4,689,109
Other Income (Expense)
Net distributions and dividend income	$1,688,830	$568,332	$1,699,874	$584,157
Net realized and unrealized loss on trading securities	—	(567,276)	—	(251,213)
Net realized and unrealized gain (loss) on other equity securities	(865,470)	1,439,296	2,512,738	3,834,306
Interest expense	(977,635)	(818,134)	(2,623,972)	(2,462,790)
Total Other Income (Expense)	(154,275)	622,218	1,588,640	1,704,460
Income before income taxes	2,602,786	1,910,619	9,748,494	6,393,569
Taxes
Current tax expense (benefit)	486,054	(680,281)	1,340,129	187,367
Deferred tax expense	(161,171)	1,785,406	241,146	2,180,456
Income tax expense, net	324,883	1,105,125	1,581,275	2,367,823
Net Income	2,277,903	805,494	8,167,219	4,025,746
Less: Net income attributable to non-controlling interest	389,485	366,042	1,167,734	1,103,469
Net Income attributable to CORR Stockholders	$1,888,418	$439,452	$6,999,485	$2,922,277

Net income	$2,277,903	$805,494	$8,167,219	$4,025,746
Other comprehensive income (expense):
Changes in fair value of qualifying hedges attributable to CORR Stockholders	214,602	(262,972)	(126,856)	658,470
Changes in fair value of qualifying hedges attributable to non-controlling interest	50,175	(61,485)	(29,660)	153,954
Net Change in Other Comprehensive Income (Expense)	$264,777	$(324,457)	$(156,516)	$812,424
Total Comprehensive Income	2,542,680	481,037	8,010,703	4,838,170
Less: Comprehensive income attributable to non-controlling interest	439,660	304,557	1,138,074	1,257,423
Comprehensive Income attributable to CORR Stockholders	$2,103,020	$176,480	$6,872,629	$3,580,747

Earnings Per Common Share:
Basic and Diluted	$0.06	$0.02	$0.23	$0.12
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	31,641,851	24,151,700	31,090,370	24,147,163
Dividends declared per share	$0.130	$0.125	$0.384	$0.375
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income	AccumulatedRetained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Warrants
Balance at December 31, 2012	24,140,667	$24,141	$1,370,700	$175,256,675	$—	$4,209,023	$29,981,653	$210,842,192
Net income	—	—	—	—	—	4,502,339	1,466,767	5,969,106
Net change in cash flow hedges	—	—	—	—	777,403	—	181,762	959,165
Total comprehensive income	—	—	—	—	777,403	4,502,339	1,648,529	6,928,271
Dividends	—	—	—	(1,923,760)	—	(7,131,300)	—	(9,055,060)
Distributions to non-controlling interest	—	—	—	—	—	—	(3,282,152)	(3,282,152)
Reinvestment of dividends paid to stockholders	15,496	15	—	108,104	—	—	—	108,119
Balance at December 31, 2013	24,156,163	$24,156	$1,370,700	$173,441,019	$777,403	$1,580,062	$28,348,030	$205,541,370
Net income	—	—	—	—	—	6,999,485	1,167,734	8,167,219
Net change in cash flow hedges	—	—	—	—	(126,856)	—	(29,660)	(156,516)
Total comprehensive income	—	—	—	—	(126,856)	6,999,485	1,138,074	8,010,703
Net offering proceeds	7,475,000	7,475	—	45,617,088	—	—	—	45,624,563
Dividends	—	—	—	(2,634,179)	—	(8,579,547)	—	(11,213,726)
Distributions to non-controlling interest	—	—	—	—	—	—	(2,079,303)	(2,079,303)
Reinvestment of dividends paid to stockholders	13,714	14	—	99,067	—	—	—	99,081
Warrant expiration	—	—	(1,370,700)	1,370,700	—	—	—	—
Balance at September 30, 2014 (Unaudited)	31,644,877	$31,645	$—	$217,893,695	$650,547	$—	$27,406,801	$245,982,688
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Operating Activities
Net income	$8,167,219	$4,025,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax, net	241,146	2,180,456
Depreciation	9,573,809	8,571,860
Amortization	860,960	650,330
Realized and unrealized loss on trading securities	—	251,213
Realized and unrealized gain on other equity securities	(4,199,375)	(3,834,306)
Unrealized (gain) loss on derivative contract	(53,132)	29,239
Distributions received from investment securities	823,499	(567,276)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	981,606	(220,004)
(Increase) in lease receivable	(709,982)	—
(Increase) decrease in prepaid expenses and other assets	(170,830)	330,715
Increase (decrease) in accounts payable and other accrued liabilities	(68,421)	(1,571,999)
Increase (decrease) in current income tax liability	909,904	(4,626,710)
Increase (decrease) in unearned revenue	1,422,458	(2,133,685)
Net cash provided by operating activities	$17,778,861	$3,085,579
Investing Activities
Proceeds from sale of long-term investment of trading and other equity securities	—	5,563,865
Deferred lease costs	—	(5,620)
Acquisition of leased assets	(45,524,755)	(37,696)
Purchases of property and equipment	(11,970)	(42,242)
Issuance of financing notes receivable	(15,510,956)	—
Retirement of property and equipment	948	—
Return of capital on distributions received	873,820	1,142,488
Net cash (used in) provided by investing activities	$(60,172,913)	$6,620,795
Financing Activities
Payments on lease obligation	—	(20,698)
Debt financing costs	(383,678)	(10,999)
Net offering proceeds	45,624,563	—
Dividends paid	(11,114,645)	(5,957,317)
Distributions to non-controlling interest	(2,079,303)	(2,479,425)
Advances on revolving line of credit	2,535,671	139,397
Payments on revolving line of credit	(2,617,606)	(139,397)
Principal payment on credit facility	(2,058,000)	—
Net cash provided by (used in) financing activities	$29,907,002	$(8,468,439)
Net (decrease) increase in cash and cash equivalents	$(12,487,050)	$1,237,935
Cash and cash equivalents at beginning of period	17,963,266	17,680,783
Cash and cash equivalents at end of period	$5,476,216	$18,918,718

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,104,349	$1,948,486
Net Income taxes paid (refunds received)	$430,225	$4,781,617
Non-Cash Investing Activities
Change in accounts payable and accrued expenses related to acquisition expenditures	$408,778	$—
Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$99,081	$78,755
Change in accounts payable and accrued expenses related to debt financing costs	$(68,660)	$—
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. ("CorEnergy"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's shares are listed on the New York Stock Exchange under the symbol “CORR.” As used in this report, the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. We also may provide other types of capital, including loans secured by energy infrastructure assets. We intend to acquire assets that are accretive to our shareholders and allow us to remain a diversified energy infrastructure real estate investment trust (REIT). Targeted assets include pipelines, storage tanks, transmission lines and gathering systems, among others. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to sources such as corporate borrowing, bond offerings, or equity offerings. We expect to receive participation features in the financial performance or value of the underlying infrastructure real property asset. The triple-net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order.
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
Taxable REIT subsidiaries hold our securities portfolio, operating business and a financing note receivable. Corridor Public Holdings, Inc. and its wholly-owned subsidiary Corridor Private Holdings, Inc, hold the securities portfolio. The operating company is held by Mowood Corridor, Inc. and its wholly-owned subsidiary, Mowood, LLC ("Mowood"), which is the holding company for Omega Pipeline Company, LLC (“Omega”). Omega owns and operates a natural gas distribution system in Fort Leonard Wood, Missouri. Omega is responsible for purchasing and coordinating delivery of natural gas to Fort Leonard Wood, as well as performing maintenance and expansion of the pipeline. In addition, Omega provides gas-marketing services to local commercial end users. A financing note receivable is held by CorEnergy BBWS ("BBWS").
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. Additionally, certain prior year balances have been reclassified to provide comparability of financial results across reporting periods.
Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, filed with the SEC on March 19, 2014.

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
The Company may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and the Company may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, the Company will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense. The Company periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. No impairment write-downs were recognized during the three and nine months ended September 30, 2014 and September 30, 2013.
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

The major components of net realized and unrealized gain or loss on trading securities for the three and nine months ended September 30, 2014 and September 30, 2013 are as follows:

Major Components of Net Realized and Unrealized Gain (Loss) on Trading Securities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net unrealized gain on trading securities	$—	$—	$—	$—
Net realized loss on trading securities	—	(567,276)	—	(251,213)
Total net realized and unrealized loss on trading securities	$—	$(567,276)	$—	$(251,213)

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
G. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination fees and net of related direct loan origination costs. The financing notes receivable are discussed more fully in Note 5. At September 30, 2014 the Company determined that an allowance for financing notes receivable was not deemed necessary.
H. Lease Receivable – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees, as discussed within Note 4. Lease payments by our tenants, have remained timely and without lapse. At September 30, 2014 and December 31, 2013, the Company determined that an allowance for lease payments receivable was not deemed necessary.
I. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At September 30, 2014 and December 31, 2013, the Company determined that an allowance for doubtful accounts was not deemed necessary.
J. Derivative Instruments and Hedging Activities – FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Accordingly, the Company's derivative assets and liabilities are presented on a gross basis.
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
K. Fair Value Measurements – Various inputs are used in determining the fair value of the Company’s assets and liabilities. These inputs are summarized in the three broad levels listed below:

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
L. Revenue Recognition – Specific recognition policies for the Company’s revenue items are as follows:

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

•
Sales Revenue – Revenues related to natural gas distribution and performance of management services are recognized in accordance with GAAP upon delivery of natural gas and upon the substantial performance of management and supervision services related to the expansion of the natural gas distribution system. Omega, acting as a principal, provides for transportation services and natural gas supply for its customers. In addition, Omega is paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system. Omega is responsible for the coordination, supervision and quality of the expansions while actual construction is generally performed by third party contractors. Revenues from expansion efforts are recognized in accordance with GAAP using either a completed contract or percentage of completion method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues.

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

M. Cost of Sales – Included in the Company’s cost of sales are the amounts paid for gas and propane, along with related transportation, which are delivered to customers, as well as the cost of material and labor related to the expansion of the natural gas distribution system.
N. Asset Acquisition Expenses – Costs incurred in connection with the research of real property acquisitions not expected to be accounted for as business combinations are expensed until it is determined that the acquisition of the real property is probable. Upon such determination, costs incurred in connection with the acquisition of the property are capitalized as described in paragraph (D) above. Deferred costs related to an an acquisition that we have determined, based on our judgment, not to pursue are expensed in the period in which such determination is made.
O. Offering Costs – Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.
P. Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and amortized over the debt term. See Note 13 for further discussion.
Q. Distributions to Stockholders – Distributions to stockholders are determined by the Board of Directors and are recorded on the ex-dividend date.
R. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

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
Subsequent to December 31, 2013, the Company reallocated the amount of 2013 income and return of capital it recognized for the period January 1, 2013 to December 31, 2013 based on the 2013 tax reporting information received from the individual portfolio companies. This reclassification amounted to an increase in net distributions and dividend income on securities of $863 thousand or $0.04 per share; a decrease in net realized and unrealized gains on other equity securities of $863 thousand or $0.04 per share for the year ended December 31, 2013. This reclassification had no impact on net income.
Prior to September 30, 2014, the Company reallocated the amount of 2014 income and return of capital it recognized for the period January 1, 2014 to September 30, 2014 based on estimated 2014 tax reporting information received from the individual portfolio companies. This reclassification amounted to an increase in net distributions and dividend income on securities of $823 thousand or $0.03 per share; an increase in net realized and unrealized loss on other equity securities of $823 thousand or $0.03 per share for the nine months ended September 30, 2014. This reclassification had no impact on net income.

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

S. Federal and State Income Taxation – In 2013 we qualified, and in January 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes (which we refer to as the “REIT Election"). Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.
As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as qualified dividend income ("QDI"). To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we have distributed such earnings and profits in 2013. A portion of our normal distribution was characterized for federal income tax purposes as a distribution of those earnings and profits from non-REIT years and have been treated as QDI.
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
T. Recent Accounting Pronouncements – In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers." ASU No. 2014-09 adds to the FASB ASC by detailing new guidance in order to make a more clarified set of principles for recognizing revenue from customer contracts. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management has evaluated this amendment and does not expect adoption to have a material impact on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. The Company has not elected early adoption, however we anticipate the effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations.
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
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for each of the three-month periods ended September 30, 2014 and 2013 was $2.2 million, and for each of the nine-month periods ended September 30, 2014 and 2013 was $6.7 million.

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
Portland Terminal Facility
On January 21, 2014, we completed a follow-on equity offering of 7,475,000 shares of common stock, raising approximately $49 million in gross proceeds at $6.50 per share (net proceeds of approximately $46 million after underwriters’ discount). Concurrently, our subsidiary, LCP Oregon, used the net proceeds from the offering to close on a Purchase and Sale Agreement to acquire a petroleum products terminal facility and certain associated real property rights located in Portland, Oregon ("Portland Terminal Facility") for $40 million in cash. LCP Oregon also entered into a long-term triple-net Lease Agreement relating to the use of the Portland Terminal Facility (the “Portland Lease Agreement”) with Arc Terminals Holdings LLC ("Arc Terminals"), an indirect wholly-owned subsidiary of Arc Logistics Partners LP ("Arc Logistics").
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
We anticipate funding an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: i) upgrade a portion of the existing storage assets; ii) enhance existing terminal infrastructure; and iii) develop, design, engineer and construct throughput expansion opportunities. As of September 30, 2014, additional spending on terminal-related projects totaled approximately $4.4 million.
The asset is depreciated for book purposes over an estimated useful life of 30 years. The amount of depreciation recognized for the leased property for each of the three months ended September 30, 2014 and 2013 was $374 thousand and $0, respectively. The amount of depreciation recognized for the leased property for each of the nine months ended September 30, 2014 and 2013, was $1.0 million and $0, respectively.
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
The amount of depreciation expense related to the EIP leased property for each of the three-month periods ended September 30, 2014 and 2013 was $570 thousand. The amount of depreciation expense related to the EIP leased property for each of the nine-month periods ended September 30, 2014 and 2013 was $1.7 million.
See Note 4 for further information regarding the PNM Lease Agreement related to the EIP transmission assets.

4. LEASES
As of September 30, 2014 the Company had three significant leases. The table below displays the impact of each lease on total leased properties and total lease revenues for the periods presented.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of September 30, 2014	As of December 31, 2013	For the Three Months Ended		For the Nine Months Ended
			September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Pinedale LGS	79.95%	94.23%	70.59%	88.68%	72.45%	88.68%
Portland Terminal Facility	16.77%	—	20.53%	—	18.44%	—
Public Service of New Mexico	3.28%	5.77%	8.88%	11.32%	9.11%	11.32%

Pinedale LGS
Pinedale LP entered into a long-term triple-net Lease Agreement on December 20, 2012, relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”) with Ultra Wyoming LGS, LLC ("Ultra Wyoming"), an indirect wholly-owned subsidiary of Ultra Petroleum. Ultra Wyoming utilizes the Pinedale LGS to gather and transport a commingled stream of oil, natural gas and water, then further utilizes the Pinedale LGS to separate this stream into its separate components. Ultra Wyoming's obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum's operating subsidiary, Ultra Resources, Inc. (“Ultra Resources”), pursuant to the terms of a Parent Guaranty. Annual rent for the initial term under the Pinedale Lease Agreement is a minimum of $20 million (as adjusted annually for changes based on the Consumer Price Index (“CPI”), subject to annual maximum adjustments of 2 percent), with the exact rental amount determined by the actual volume of the components handled by the Pinedale LGS, subject to Pinedale LP not being in default under the Pinedale Lease Agreement. For 2014, the increase in quarterly rent is $76 thousand, based on the CPI adjustment as specified in the lease terms. Total annual rent may not exceed $27.5 million.
As of September 30, 2014 and December 31, 2013, approximately $811 thousand and $857 thousand, respectively, of net deferred lease costs are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15 year life of the Pinedale LGS lease. For each of the three months ended September 30, 2014 and 2013, $15 thousand is included in amortization expense within the Consolidated Statements of Income. For each of the nine months ended September 30, 2014 and 2013, $46 thousand, is included in amortization expense within the Consolidated Statements of Income. Approximately $2.6 million in gross asset acquisition costs related to the Pinedale LGS acquisition is included in Leased Property within the Consolidated Balance Sheets. The asset acquisition costs are being depreciated over the anticipated 26 year life of the asset and are included in depreciation expense within the Consolidated Statements of Income.

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

Ultra Petroleum Corp. Summary Consolidated Balance Sheets (in thousands)
	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets	$136,877	$128,631
Non-current assets	3,867,050	2,656,688
Total Assets	$4,003,927	$2,785,319

Current liabilities	374,457	407,476
Non-current liabilities	3,624,272	2,709,333
Total Liabilities	$3,998,729	$3,116,809

Shareholder's equity (deficit)	5,198	(331,490)
Total Liabilities and Shareholder's Equity	$4,003,927	$2,785,319

Ultra Petroleum Corp. Summary Consolidated Statements of Operations (Unaudited) (in thousands)
	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013
Revenues	$288,608	$221,205	$910,970	$708,207
Expenses	169,669	136,389	475,347	419,387
Operating Income	118,939	84,816	435,623	288,820
Other Income (Expense), net	5,035	(20,525)	(104,422)	(88,863)
Income before income tax provision (benefit)	123,974	64,291	331,201	199,957
Income tax provision (benefit)	(1,383)	381	(1,924)	3,240
Net Income	$125,357	$63,910	$333,125	$196,717
Portland Terminal Facility
LCP Oregon entered into the Portland Lease Agreement on January 21, 2014. Arc Logistics has guaranteed the obligations of Arc Terminals under the Portland Lease Agreement. The Portland Lease Agreement grants Arc Terminals substantially all authority to operate the Portland Terminal Facility. During the initial term, Arc Terminals will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility in the prior month. The base rent in the initial year of the Portland Lease Agreement increased to approximately $418 thousand per month starting with August 2014 and each month thereafter. The base rent is also expected to increase during the initial year of the Portland Lease Agreement based on a percentage of specified construction costs at the Portland Terminal Facility incurred by LCP Oregon, estimated at $10 million. Variable rent is capped at 30 percent of total rent, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity.
Arc Logistics is a fee-based, growth-oriented Delaware limited partnership formed by Lightfoot to own, operate, develop and acquire a diversified portfolio of complementary energy logistics assets. In November 2013, Arc Logistics completed its initial public offering ("IPO"). Arc Logistics’ public disclosures filed with the SEC indicate that Arc Logistics is principally engaged in the terminaling, storage, throughput and transloading of crude oil and petroleum products with energy logistics assets strategically located in the East Coast, Gulf Coast and Midwest regions of the U.S. It is focused on growing its business through the optimization, organic development and acquisition of terminaling, storage, rail, pipeline and other energy logistics assets that generate stable cash flows and offer customers multiple supply and delivery modes via pipelines, rail, marine and truck. Arc Logistics indicated in its 2013 Form 10-K that it had approximately 5 million barrels of crude oil and petroleum product storage capacity. Arc Terminals is a wholly-owned subsidiary of Arc Logistics.
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
Public Service Company of New Mexico ("PNM")
EIP is leased on a triple-net basis through April 1, 2015 (the "PNM Lease Agreement") to PNM, an independent electric utility company serving approximately 500 thousand customers in New Mexico. PNM is a subsidiary of PNM Resources Inc. (NYSE: PNM) ("PNM Resources"). Per the PNM Lease Agreement, at the time of expiration of the PNM Lease Agreement, the Company could choose to renew the PNM Lease Agreement with the lessee, the lessee could offer to repurchase the EIP, or the PNM Lease Agreement could be allowed to expire and the Company could find another lessee.
At the time of acquisition, the rate of the PNM Lease Agreement was determined to be above market rates for similar leased assets and the Company recorded an intangible asset of $1.1 million for this premium which is being amortized as a reduction to lease revenue over the remaining lease term. See Note 12 below for further information as to the intangible asset.
On November 1, 2012 the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP upon termination of the PNM Lease Agreement on April 1, 2015 for $7.7 million. Upon execution of the Agreement, the schedule of the lease payments under the PNM Lease Agreement was changed so that the last scheduled semi-annual lease payment was received by the Company on October 1, 2012. Additionally, PNM's remaining basic lease payments due to the Company were accelerated. The semi-annual payments of approximately $1.4 million that were originally scheduled to be paid on April 1, and October 1, 2013, were received by the Company on November 1, 2012. The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015 were paid in full on January 2, 2014, a portion of which is reported as an unearned revenue liability within the Consolidated Balance Sheets. The amount of revenue included in lease revenue on the consolidated statements of income is $638 thousand for the three month periods ended September 30, 2014 and 2013. For the nine month periods ended September 30, 2014 and 2013, revenue of $1.9 million was included lease revenue on the income statement.
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

The future contracted minimum rental receipts for all net leases as of September 30, 2014 are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2014	$6,463,288
2015	25,547,516
2016	25,547,516
2017	25,547,516
2018	25,547,516
Thereafter	242,411,842
Total	$351,065,194
5. FINANCING NOTES RECEIVABLE
On March 13, 2014, our wholly-owned subsidiary, Corridor Bison, LLC ("Corridor Bison") entered into a Loan Agreement with Black Bison Water Services, LLC ("Black Bison WS"). Black Bison WSs initial Loan draw in the amount of $4.3 million was used to acquire real property in Wyoming and to pay Loan transaction expenses. Corridor Bison agreed to loan Black Bison WS up to $11.5 million (the "Black Bison Loan") to finance the acquisition and development of real property that will provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry.

On July 23, 2014, the Company increased its secured financing to Black Bison WS from $11.5 million to $15.3 million. The Company executed an amendment to the Loan Agreement to increase the loan to $12 million, and entered into an additional loan for $3.3 million from a taxable REIT subsidiary of the Company, CorEnergy BBWS, Inc. ("CorEnergy BBWS"), on substantially the same terms (the "TRS Loan" and, together with the Black Bison Loan, as amended, the "Loans"). The purpose of the increase in the secured financing was to fund the acquisition and development of real property and related equipment that will provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. There were no other material changes to the terms of the Loan Agreement. In connection with the Amendment and the TRS Loan, the Company fully funded the remainder of the $15.3 million capacity of the combined Loans.
Interest will initially accrue on the outstanding principal amount of both Loans at an annual base rate of 12 percent, which base rate will increase by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Loans will bear variable interest calculated as a function of the increase in volume of water treated by Black Bison WS during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum. The Loans mature on March 31, 2024 and are to be amortized by quarterly payments beginning March 31, 2015 and annual prepayments based upon free cash flows of the Borrower and its affiliates commencing in April 2015. The Loans are secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Loans are also guarantied by all affiliates of Black Bison WS. The Company believes the notes receivable are fully collectible as of September 30, 2014.
As a condition to the Black Bison Loan, Corridor Bison acquired a Warrant to purchase a number of equity units, which as of March 13, 2014 represented 15 percent of the outstanding equity of Black Bison Intermediate Holdings, LLC ("Intermediate Holdings"). Corridor Bison paid $34 thousand for the Warrant, which amount was determined to represent the fair value of the Warrant as of the date of purchase. The exercise price of the Warrant, $3.16 per unit, was determined based on the value of 15 percent of the contributed capital of Intermediate Holdings as of the date of purchase. The exercise price increases at a rate of 12 percent per annum. The Warrant grants to the holder certain rights with respect to the management of Intermediate Holdings and Black Bison WS.
In anticipation of the July 2014 modifications to the Black Bison agreements described above, Corridor Bison assigned to CorEnergy BBWS its rights and obligations in the Warrant dated March 13, 2014. As a condition of the TRS Loan, the parties entered into an Amended and Restated Warrant, pursuant to which the amount available to purchase thereunder was increased to a number of equity units, which as of July 23, 2014 represented 18.72 percent of the outstanding equity of Intermediate Holdings. CorEnergy BBWS paid an additional $51 thousand for this increase in the amount that could be purchased pursuant to the Amended and Restated Warrant. The amount paid was determined to be the current value of the incremental amount that could be purchased under the Amended and Restated Warrant.
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

Consolidated VIEs
As of September 30, 2014, the Company does not have any investments in VIEs that qualify for consolidation.

Unconsolidated VIE
At September 30, 2014, the Company's recorded investment in Black Bison WS and Intermediate Holdings, collectively a VIE that is unconsolidated, was $16.0 million. The Company's maximum exposure to loss associated with the investment is limited to the Company's outstanding note receivable, related accrued interest receivable and the purchase price paid for the Warrant, discussed in Note 5, totaling $16.0 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE's economic performance is not held by the Company, therefore the VIE is not consolidated.

7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of September 30, 2014 and December 31, 2013 are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2014	December 31, 2013
Deferred Tax Assets:
Net operating loss carryforwards	$(137,793)	$(65,248)
Cost recovery of leased and fixed assets	(896,700)	(966,914)
Sub-total	$(1,034,493)	$(1,032,162)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$5,633,662	$6,335,805
Net unrealized gain on investment securities	974,064	28,444
Sub-total	6,607,726	6,364,249
Total net deferred tax liability	$5,573,233	$5,332,087
For the period ended September 30, 2014, the total deferred tax liability presented above relates to assets held in the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of September 30, 2014, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2006 remain open to examination by federal and state tax authorities.
Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three and nine months ended September 30, 2014 and September 30, 2013 to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Application of statutory income tax rate	$775,982	$540,602	$3,004,593	$1,851,535
State income taxes, net of federal tax benefit	15,321	120,139	118,090	191,978
Federal Tax Attributable to Income of Real Estate Investment Trust	(466,420)	444,384	(1,541,408)	324,310
Total income tax expense	$324,883	$1,105,125	$1,581,275	$2,367,823

Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate, which was approximately 3.11 percent for the three and nine months ended September 30, 2014 and 2.26 percent for the three and nine months ended September 30, 2013. CorEnergy BBWS does pay any state taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood operates only in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of our Mowood TRS for the three and nine months ended September 30, 2014 and 2013. The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. For the three and nine months ended September 30, 2014, all of the income tax expense presented above relates to the assets and activities held in the Company's TRSs.The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Current tax expense (benefit)
Federal	$446,391	$(665,471)	$1,230,768	$149,550
State (net of federal tax benefit)	39,663	(14,810)	109,361	37,817
Total current tax expense (benefit)	486,054	(680,281)	1,340,129	187,367
Deferred tax expense (benefit)
Federal	(136,829)	1,650,457	232,417	2,026,295
State (net of federal tax benefit)	(24,342)	134,949	8,729	154,161
Total deferred tax expense (benefit)	(161,171)	1,785,406	241,146	2,180,456
Total income tax expense, net	$324,883	$1,105,125	$1,581,275	$2,367,823

As of December 31, 2013, the TRSs had a net operating loss for federal income tax purposes of approximately $160 thousand. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire in the year ending December 31, 2033. A total Net Operating Loss of approximately $182 thousand has been incurred by the TRSs for the nine months ended September 30, 2014.
The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	September 30, 2014	December 31, 2013
Aggregate cost for federal income tax purposes	$8,436,355	$6,604,635
Gross unrealized appreciation	16,984,522	16,699,686
Net unrealized appreciation	$16,984,522	$16,699,686
8. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	September 30, 2014	December 31, 2013
Natural gas pipeline	$5,215,424	$5,215,424
Vehicles and trailers	128,958	125,117
Computers	15,627	15,627
Gross property and equipment	5,360,009	5,356,168
Less: accumulated depreciation	(2,243,135)	(2,037,685)
Net property and equipment	$3,116,874	$3,318,483

The amounts of depreciation of property and equipment recognized for each of the three-month periods ended September 30, 2014 and 2013 was $71 thousand. The amount of depreciation of the property and equipment recognized for the nine-month periods ending September 30, 2014 and 2013 was $213 thousand and $212 thousand, respectively.
9. CONCENTRATIONS
Prior to 2013, the Company had historically invested in securities of privately-held and publicly-traded companies in the midstream and downstream segments of the U.S. energy infrastructure sector. As of September 30, 2014, investments in securities of energy infrastructure companies represented approximately 8 percent of the Company’s total assets. Subsequent to September 30, 2014, the Company liquidated its investment in VantaCore Partners LP as a result of the acquisition of VantaCore by Natural Resource Partners L.P., thereby reducing its remaining investments in securities of energy infrastructure companies. See Note 17 to the Consolidated Financial Statements included in this report for additional information. The Company is now focused on identifying and acquiring real property assets in the U.S. energy infrastructure sector that are REIT-qualified.

Mowood, a wholly-owned TRS of the Company, has a ten-year contract, expiring on January 31, 2015, with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. On October 21, 2014, the DOD formally solicited qualifications and proposals from other parties that may be interested in providing the services Omega currently provides.  In this solicitation, the DOD states that Omega is the owner of the distribution system, and that any interested party must have a feasible plan to either procure the existing system from Omega, partner with Omega, install a new natural gas distribution system or create another alternative to natural gas.  It also states that if no acceptable alternatives come forward, it is the DOD’s intent to award a new 10 year contract to Omega. Based on theses statements from the DOD and its knowledge of the local market, Mowood currently expects that an additional ten-year term will be agreed to by the DOD in second quarter 2015. The DOD expects that the solicitation and contract negotiation process it has undertaken will go beyond January 31, 2015. Accordingly, the DOD and Omega expect to agree to a 90 day bridge extension of the current agreement for Omega to continue providing natural gas and gas distribution services until a new agreement is reached.
Revenue related to the DOD contract accounted for 85 percent and 88 percent of our sales revenue for the three and nine months ended September 30, 2014, respectively, as compared to 64 percent and 79 percent for the three and nine months ended September 30, 2013, respectively. Mowood, through its wholly-owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 83 percent and 91 percent of the consolidated accounts receivable balances at September 30, 2014 and December 31, 2013, respectively.
Mowood’s contracts for its supply of natural gas are concentrated among select providers. Purchases from its largest supplier of natural gas accounted for 40 percent and 63 percent of our cost of sales for the three and nine months ended September 30, 2014. This compares to 34 percent and 32 percent for the three and nine months ended September 30, 2013.
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
The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s Managed Assets as of the end of each quarter. For purposes of the Management Agreement, “Managed Assets” means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses, and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company’s securities portfolio will be valued at then current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.
The Management Agreement includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock.
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
11. FAIR VALUE OF OTHER SECURITIES
The inputs or methodology used for valuing securities and financial instruments are not necessarily an indication of the risk associated with investing in those securities or financial instruments. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of September 30, 2014, and December 31, 2013. These assets and liabilities are measured on a recurring basis.

September 30, 2014
	September 30, 2014	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$25,420,877	$—	$—	$25,420,877
Warrant Investment	508,000	—	—	508,000
Total Assets	$25,928,877	$—	$—	$25,928,877

December 31, 2013
	December 31, 2013	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$23,304,321	$—	$—	$23,304,321
Total Assets	$23,304,321	$—	$—	$23,304,321
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2014 and September 30, 2013 are as follows:

Level 3 Rollforward
For the Nine Months Ended 9/30/14	Fair Value Beginning Balance	Acquisitions(2)	Total Realized and Unrealized Gains Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$23,304,321	$—	$2,990,376	$(873,820)	$25,420,877	$2,990,376
Warrant investment	—	122,500	385,500	—	508,000	385,500
Total	$23,304,321	$122,500	$3,375,876	$(873,820)	$25,928,877	$3,375,876
For the Nine Months Ended 9/30/13
Other equity securities	$19,707,126	$—	$3,509,432	$(1,048,290)	$22,168,268	$3,509,432
Warrant investment	—	—	—	—	—	—
Total	$19,707,126	$—	$3,509,432	$(1,048,290)	$22,168,268	$3,509,432

(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
(2) Includes capitalized costs in addition to the purchase price
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three- and nine-month periods ended September 30, 2014 and September 30, 2013.

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
For the year ended December 31, 2013, the Company’s investments in private companies were valued using one or a combination of the following valuation techniques: (i) analysis of valuations for publicly traded companies in a similar line of business (“public company analysis”), (ii) analysis of valuations for comparable M&A transactions (“M&A analysis”) and (iii) discounted cash flow analysis.
The public company analysis utilizes valuation multiples for publicly traded companies in a similar line of business as the portfolio company to estimate the fair value of such investment. Typically, the Company’s analysis focuses on the ratio of enterprise value to earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) which is commonly referred to as an EV/EBITDA multiple. The Company selects a range of multiples given the trading multiples of similar publicly traded companies and applies such multiples to the portfolio company’s EBITDA to estimate the portfolio company’s trailing, proforma, projected or average (as appropriate) EBITDA to estimate the portfolio company’s enterprise value and equity value. The Company also selects a range of trading market yields of similar public companies and applies such yields to the portfolio company’s estimated distributable cash flow. When calculating these values, the Company applies a discount, when applicable, to the portfolio company’s estimated equity value for the size of the company and the lack of liquidity in the portfolio company’s securities.The M&A analysis utilizes valuation multiples for historical M&A transactions for companies or assets in a similar line of business as the portfolio company to estimate the fair value of such investment. Typically, the Company’s analysis focuses on EV/EBITDA multiples. The Company selects a range of multiples based on EV/EBITDA multiples for similar M&A transactions or similar companies and applies such ranges to the portfolio company’s analytical EBITDA to estimate the portfolio company’s enterprise value.
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
Under all of these valuation techniques, the Company estimated operating results of its portfolio companies (including EBITDA). These estimates utilize unobservable inputs such as historical operating results, which may be unaudited, and projected operating results, which were based on expected operating assumptions for such portfolio company. The Company also consulted with management of the portfolio companies to develop these financial projections. These estimates were sensitive to changes in assumptions specific to such portfolio company as well as general assumptions for the industry. Other unobservable inputs utilized in the valuation techniques outlined above include: possible discounts for lack of marketability, selection of publicly-traded companies, selection of similar M&A transactions, selected ranges for valuation multiples, selected range of yields and expected required rates of return and weighted average cost of capital. The various inputs were weighted as appropriate, and other factors may have been weighted into the valuation, including recent capital transactions of the Company.
Changes in EBITDA multiples, or discount rates may change the fair value of the Company’s portfolio investments. Generally, a decrease in EBITDA multiples or DCF multiples, or an increase in discount rates, when applicable, may result in a decrease in the fair value of the Company’s portfolio investments.
For the nine months ended September 30, 2014, the Company’s investments in private companies were valued using one or a combination of the following valuation techniques: (i) public share price of private companies investments, discounted for a lack of marketability, (ii) recent sales price of private companies, discounted for any lack of marketability or liquidity due to an earn out or escrow agreement and (iii) discounted cash flow analysis. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize.
As of both September 30, 2014 and December 31, 2013, the Company held a 6.7 percent equity interest in Lightfoot Capital Partners LP ("Lightfoot") and an 11.1 percent equity interest in VantaCore Partners LP ("VantaCore"). Please see Note 17 to these Consolidated Financial Statements and the Asset Portfolio and Related Developments section of Management's Discussion and Analysis for more detail relating to the sale of VantaCore on October 1, 2014.
Certain condensed combined financial information of the unconsolidated affiliates, Lightfoot and VantaCore, is presented in the following tables.

Assets	September 30, 2014	December 31, 2013
Current assets	$60,451,310	$50,545,378
Noncurrent assets	550,676,592	554,029,979
Total Assets	$611,127,902	$604,575,357
Liabilities
Current liabilities	$33,630,413	$29,159,353
Noncurrent liabilities	193,522,187	185,653,304
Total Liabilities	$227,152,600	$214,812,657

Partner's equity	383,975,302	389,762,700
Total liabilities and partner's equity	$611,127,902	$604,575,357

	For the Three Months Ending		For the Nine Months Ending
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$48,289,666	$40,481,062	$124,727,402	$106,112,586
Operating expenses	42,443,219	34,175,660	112,883,618	91,022,483
Other income (expenses)	673,479	(1,124,731)	4,868,653	7,995,030
Net income	$6,519,926	$5,180,671	$16,712,437	$23,085,133

EBITDA	$14,005,447	$12,943,273	$41,113,399	$45,701,881

For the nine months ended September 30, 2014, the Company’s Warrant Investment was valued using the Black-Scholes model. The Black-Scholes model incorporates the fair value of the business, the time value of money, the option's strike price, volatility of business and the time to the option's expiry. Due to the inherent uncertainty of determining the fair value of Warrant investments that do not have a readily available market value, the fair value of the Company’s warrant investments may fluctuate from period to period. Additionally, the fair value of the Company’s warrant investments may differ from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize.

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
Financing Notes Receivable — Based on the interest rates for similar financial instruments, the carrying value of the financing notes receivable are considered to approximate fair value.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the Company’s current expected rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$5,476,216	$5,476,216	$17,963,266	$17,963,266
Financing notes receivable	Level 2	$15,510,956	$15,510,956	$—	$—
Financial Liabilities:
Long-term debt	Level 2	$67,942,000	$67,942,000	$70,000,000	$70,000,000
Line of credit	Level 1	$—	$—	$81,935	$81,935
12. INTANGIBLES
The Company has recorded an intangible lease asset, related to the PNM Lease Agreement, for the fair value of the amount by which the remaining contractual lease payments exceeded market lease rates at the time of acquisition. The intangible lease asset is being amortized on a straight-line basis over the life of the lease term, which expires on April 1, 2015. Quarterly amortization of the intangible lease asset, totaling $73 thousand for each of the three months ended September 30, 2014 and September 30, 2013, and $219 thousand for each of the nine months ended September 30, 2014 and September 30, 2013, is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. This amount is included in amortization expense in the accompanying Consolidated Statements of Cash Flows. Refer to Note 4 for further discussion around the PNM Purchase Agreement.

Intangible Lease Asset
	September 30, 2014	December 31, 2013
Intangible lease asset	$1,094,771	$1,094,771
Accumulated amortization	(948,800)	(729,847)
Net intangible lease asset	$145,971	$364,924

Remaining Estimated Amortization On Intangibles
Year ending December 31,	Amount
2014	$72,986
2015	72,985
Total	$145,971
13. CREDIT FACILITIES
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Funding of the credit facility was conditioned on our contribution to Pinedale LP of the proceeds of a related stock issuance financing a portion of the acquisition cost of the Pinedale LGS and the receipt by Pinedale LP of the related $30 million co-investment funds from Prudential. Outstanding balances under the credit facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent (3.40 percent as of September 30, 2014). The credit facility will remain in effect through December 2015, with an option to extend through December 2016. Principal payments totaling $2.9 million and $3.5 million are required during the years 2014 and 2015, respectively. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest monthly and is further obligated to make monthly principal payments, which began March 7, 2014, in the amount of $294 thousand or 0.42 percent of the principal balance as of March 1, 2014. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. Additionally, the registrant has provided to KeyBank a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. Pinedale LP is required to maintain a restricted collateral account into which Ultra Wyoming makes all lease payments under the Pinedale Lease Agreement. Payments of principal and interest pursuant to the credit facility are drawn by KeyBank directly from the restricted collateral account prior to transferring the remaining cash to the Pinedale LP operating account. The balance in the restricted collateral account at September 30, 2014 was $0. As of September 30, 2014, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.

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

As of September 30, 2014 and December 31, 2013 approximately $630 thousand and $1.0 million, respectively, in net deferred debt issuance costs related to the KeyBank credit facility are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated three-year term of the KeyBank credit facility. For the three months ended September 30, 2014 and 2013, $129 thousand is included in interest expense within the accompanying Consolidated Statements of Income. For the nine months ended September 30, 2014 and 2013, $387 thousand and $385 thousand, respectively, are included in interest expense within the accompanying Consolidated Statements of Income.
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
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility was three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "KeyBank Revolver") accrued interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. The facility was for the purpose of funding general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility was subject to a borrowing base limitation. As of September 30, 2014 , there had been no borrowings against the KeyBank Revolver. The agreement was terminated on September 26, 2014.
As of September 30, 2014 and December 31, 2013, approximately $0 and $208 thousand, respectively, in net deferred debt issuance costs, related to the KeyBank Revolver, are included in the accompanying Consolidated Balance Sheets. The deferred costs were initially amortized over the anticipated four-year term of the KeyBank Revolver facility. For the three months ended September 30, 2014 and 2013, approximately $16 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. For the nine months ended September 30, 2014 and 2013, approximately $47 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. Upon termination, the remaining unamortized deferred debt issuance costs totaling approximately $161 thousand were expensed in full.
On September 26, 2014 the company entered into a $30 million revolving credit facility (the "Regions Revolver") with Regions Bank. The credit facility has a maturity of September 26, 2018. For the first six months the facility will bear interest on the outstanding balance at a rate of LIBOR plus 4.00 percent. On March 26, 2015 the interest rate will be determined by a grid anticipated to be LIBOR plus 3.25 percent to 4.00 percent. As of September 30, 2014 and December 31, 2013 approximately, $452 thousand and $0, respectively, in net deferred debt issuance costs related to the Regions Bank credit facility are included in the accompanying Consolidated Balance Sheets. For the three and nine months ended September 30, 2014 and 2013, approximately $0, is included in interest expense within the accompanying Consolidated Statements of Income. As of September 30, 2014, there had been no borrowings against the Regions Revolver.
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

On October 15, 2013, Mowood entered into a Revolving Note Payable Agreement (“2013 Note Payable Agreement”) with a financial institution with a maximum borrowing base of $1.5 million. Borrowings on the 2013 Note Payable Agreement are secured by Mowood’s assets. Interest accrues at Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75 percent as of September 30, 2014), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of October 15, 2014. As of September 30, 2014 there was $0 in outstanding borrowings under this 2013 Note Payable Agreement. The 2013 Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood was in compliance with the various covenants of the 2013 Note Payable Agreement as of September 30, 2014. For additional information, see Note 17 of the Notes to the Consolidated Financial Statements.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives.

Derivative Financial Instruments Measured At Fair Value on a Recurring Basis
	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
		September 30, 2014
Hedged derivative asset	Assets	$—	$577,584	$—

		December 31, 2013
Hedged derivative asset	Assets	$—	$680,968	$—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company elected to designate its interest rate swaps as cash flow hedges in April 2013. During the three and nine months ended September 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014 there was a gain due to ineffectiveness of approximately $148 and there was a loss due to ineffectiveness of approximately $434, respectively, recorded in earnings resulting from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship. During the three and nine-months ended September 30, 2013 there was a loss due to ineffectiveness of approximately $1 thousand and a gain of $6 thousand due to ineffectiveness, respectively, recorded in earnings resulting from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $247 thousand will be reclassified as an increase to interest expense.

As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Outstanding Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%
Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a net loss of approximately $0 and $75 thousand for the three and nine months ended September 30, 2013, respectively. As the Company elected to designate its interest rate swaps in cash flow hedging relationships in April 2013 (see Cash Flow Hedges of Interest Rate Risk above), the Company did not have any non-designated hedges as of September 30, 2014.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2014 and September 30, 2013.

Effect of Derivative Financial Instruments on Income Statement
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Net Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI on Derivatives (Effective Portion) Recognized in Net Income *		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Amounts Excluded from Effectiveness Testing)

For the three months ended:	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Interest Rate Products	$187,642	$(397,214)	Interest Expense	$(77,135)	$(72,757)	Interest Expense	$148	$(1,062)
For the nine months ended:	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Interest Rate Products	$(385,232)	$669,674	Interest Expense	$(228,716)	$(142,750)	Interest Expense	$(434)	$6,098

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative *
			For the Three Months Ended		For the Nine Months Ended
			September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest rate contracts	Interest Expense		$—	$—	$—	$(75,200)
* The gain or (loss) recognized in income on derivatives includes changes in fair value of the derivatives as well as the periodic cash settlements and interest accruals for derivatives not designated as hedging instruments

Tabular Disclosure of Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting Derivatives
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Derivative Assets as of September 30, 2014	$577,584	$—	$577,584	$—	$—	$577,584

Offsetting Derivative Liabilities as of September 30, 2014	$—	$—	$—	$—	$—	$—

Offsetting Derivative Assets as of December 31, 2013	$680,968	$—	$680,968	$—	$—	$680,968

Offsetting Derivative Liabilities as of December 31, 2013	$—	$—	$—	$—	$—	$—
Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.

As of September 30, 2014, the Company did not have any derivatives that were in a net liability position. Therefore, the credit risk-related contingent features discussed above would not apply as of September 30, 2014.
15. WARRANTS
The Company issued 945,594 warrants (representing the right to purchase one share of the Company’s common stock for $11.41 per common share) on February 7, 2007, all of which expired on February 6, 2014 and are no longer outstanding as of September 30, 2014.
16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income attributable to CORR Stockholders	$1,888,418	$439,452	$6,999,485	$2,922,277
Basic and diluted weighted average shares (1)	31,641,851	24,151,700	31,090,370	24,147,163
Basic and diluted earnings per share attributable to CORR Stockholders	$0.06	$0.02	$0.23	$0.12

(1)
Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

The increase in earnings per share for three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 is primarily due to an increase in lease revenue from quarterly rent from the Portland Terminal Facility and the increase in financing revenue from the loans to the Black Bison entities.
17. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:

Dividend Declaration
On October 29, 2014, the Company's Board of Directors declared the third quarter 2014 distribution of $0.13 per share. The distribution is payable on November 28, 2014 to shareholders of record on November 14, 2014.

Sale of VantaCore
On October 3, 2014, the Company announced that, effective as of October 1, 2014, Natural Resource Partners L.P. completed its acquisition of VantaCore Partners LP. The Company's portion of the sale proceeds was approximately $13.6 million, of which $2.9 million will be held in escrow pending certain post-closing obligations or the expiration of certain time periods. For additional details, please refer to Item 2.01 of the Company's Current Report on Form 8-K, filed with the SEC on October 7, 2014.

2014 Note Payable Agreement
On October 15, 2014, Mowood renewed the 2013 Note Payable Agreement by entering into a Revolving Note Payable Agreement ("2014 Note Payable Agreement") with a financial institution, extending the maturity date to January 31, 2015. The 2014 Note Payable Agreement has a maximum borrowing base of $1.5 million. Borrowings on the Note Payable are secured by Mowood’s assets. Interest accrues at Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75 percent at October 15, 2014), is payable monthly, with all outstanding principal and accrued interest payable on the termination date of January 31, 2015. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. The 2014 Note Payable Agreement provides for an unused credit line fee of 20 basis points per month.

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
BUSINESS OBJECTIVE

Our assets are generally leased to energy companies via long-term triple-net participating leases. The lease structures require that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order. Our long-term participating lease structures provide us base rents that are fixed and determinable, with escalators dependent upon increases in the Consumer Price Index. Leases may also include features that allow us to participate in the financial performance and/or value of the energy infrastructure asset.

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
As discussed in Note 4, the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s interest in the EIP leased asset upon termination of the PNM Lease Agreement on April 1, 2015. The following Results of Operations analysis includes Lease Revenue and Depreciation Expense related to the PNM Lease Agreement and the EIP leased asset.

Following is a comparison of lease revenues, security distributions and operating results, expenses, other income and expense, and income (loss) before income taxes for the three and nine months ended September 30, 2014 and 2013:

Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Lease Revenue, Security Distributions, Financing Revenue and Operating Results
Leases:
Lease revenue	$7,191,187	$5,638,244	$21,019,272	$16,914,732
Other equity securities:
Distributions and dividends received	866,768	512,019	1,710,556	1,159,367
Financing:
Financing revenue	413,482	—	578,829	—
Operations:
Sales revenue	1,741,209	1,935,868	6,814,346	6,381,213
Cost of sales	(1,284,711)	(1,411,318)	(5,377,067)	(4,891,305)
Operating expenses (excluding depreciation and amortization)	(210,009)	(204,446)	(646,283)	(714,830)
Net operations (excluding depreciation and amortization)	246,489	320,104	790,996	775,078
Total Lease Revenue, Security Distributions, Financing Revenue and Net Operating Results	$8,717,926	$6,470,367	$24,099,653	$18,849,177
Operating expenses	(1,841,493)	(1,797,193)	(4,609,408)	(4,382,878)
Non-controlling interest attributable to adjusted EBITDA items	(954,495)	(934,342)	(2,863,153)	(2,803,428)
Adjusted EBITDA attributable to CORR stockholders	$5,921,938	$3,738,832	$16,627,092	$11,662,871
Other Income (Expense):
Other equity securities:
Distributions and dividends not recorded as income (return of capital adjustments)	822,062	56,313	(10,682)	(575,210)
Net realized and unrealized gain (loss) on securities	(865,470)	872,020	2,512,738	3,583,093
Net other equity securities	(43,408)	928,333	2,502,056	3,007,883
Depreciation, Amortization, and Interest Expense:
Depreciation & amortization	(3,252,604)	(2,872,754)	(9,619,835)	(8,617,823)
Interest expense, net	(977,635)	(818,134)	(2,623,972)	(2,462,790)
Non-controlling interest attributable to depreciation, amortization and interest expense	565,010	568,300	1,695,419	1,699,959
Net depreciation, amortization and interest expense	(3,665,229)	(3,122,588)	(10,548,388)	(9,380,654)
Total other income (expense), net	(3,708,637)	(2,194,255)	(8,046,332)	(6,372,771)
Income before income taxes attributable to CORR stockholders	2,213,301	1,544,577	8,580,760	5,290,100
Income tax expense	(324,883)	(1,105,125)	(1,581,275)	(2,367,823)
Net income attributable to CORR stockholders	$1,888,418	$439,452	$6,999,485	$2,922,277

Adjusted EBITDA per share (basic and diluted)	$0.19	$0.15	$0.53	$0.48
Net earnings per share (basic and diluted)	$0.06	$0.02	$0.23	$0.12
AFFO per share (basic and diluted)(1)	$0.16	$0.14	$0.44	$0.39
Book value per share (basic and diluted)(2)	$6.91	$7.27	$6.91	$7.27
Weighted Average Shares	31,641,851	24,151,700	31,090,370	24,147,163

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

Lease Revenue, Security Distributions, Financing Revenue and Operating Results

Our operating performance is derived primarily from leases of real property assets, distributions from our portfolio of equity investments, financing revenue from our loan agreement with Black Bison WS and the operating results of Mowood. Total lease revenue, security distributions, financing revenue and operating results generated by our investments for the three months ended September 30, 2014 was $8.7 million compared to $6.5 million in the prior-year period, and $24.1 million for the nine months ended September 30, 2014 compared to $18.8 million in the prior-year period.

Lease revenues for the three and nine months ended September 30, 2014 increased $1.6 million and $4.1 million, respectively, compared to the prior-year periods due mainly to the addition of the Portland Terminal lease, which was added in January 2014. Additionally, due to annual CPI escalations in the Pinedale Lease Agreement, required annual minimum rent for 2014 increased by approximately 1.53 percent or $76 thousand per quarter, accounting for the remaining increase over prior year. Included in lease revenue is $638 thousand related to the PNM Lease Agreement for the three month periods ended September 30, 2014 and 2013. For the nine month periods ended September 30, 2014 and 2013, lease revenue includes $1.9 million related to the PNM Lease Agreement. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.

Cash distributions received from our portfolio of equity securities for the three and nine months ended September 30, 2014 increased by $355 thousand and $551 thousand, respectively, compared to the prior-year periods. In 2013, Lightfoot withheld paying distributions pending the Initial Public Offering ("IPO") of their subsidiary, Arc Logistics. Subsequent to the IPO, which occurred in the 4th quarter of 2013, Lightfoot resumed paying cash distributions to its partners. Vantacore distributions decreased during the first half of 2014 due to weather-imposed reductions in operations, however, distributions increased in the third quarter to remain in line with expectations through September 30, 2014.
The $413 thousand and $579 thousand in financing revenues for the three and nine months ended September 30, 2014, respectively, represents interest earned as a result of the new Loan Agreements with Black Bison WS, which were executed in March and July 2014.
Sales revenue, cost of sales, and operating expenses excluding depreciation and amortization, represent Mowood's natural gas operations. For the three months ended September 30, 2014, Mowood’s net operations decreased by approximately $74 thousand over the prior-year period. Sales revenue and cost of sales for the three months ended September 30, 2014 decreased approximately$195 thousand and $127 thousand, respectively, compared to the prior-year period. The decrease is attributable to weather-imposed delays in construction for the three months ended September 30, 2014 compared to the prior-year period.
For the nine months ended September 30, 2014, Mowood’s net operations, excluding depreciation and amortization, increased by approximately $16 thousand over the prior-year period. For the nine months ended September 30, 2014, sales revenue and cost of sales increased approximately $433 thousand and $486 thousand, respectively, compared to the prior-year period. The increase is attributable to an increase in usage due to colder winter months during early 2014.
Operating Expenses
Total expenses from operations were $1.8 million for each of the three-month periods ended September 30, 2014 and 2013, respectively, and $4.6 million and $4.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The most significant components of the variance from the prior year are outlined in the following table and explained below:

Expenses from Operations
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2014	September 30, 2013	Increase/(Decrease)	September 30, 2014	September 30, 2013	Increase/(Decrease)
Management fees	$813,921	$647,380	$166,541	2,359,054	1,937,588	421,466
Asset acquisition expense	102,591	640,302	(537,711)	139,540	725,513	(585,973)
Professional fees/directors’ fees/other	924,981	509,511	415,470	2,110,814	1,719,777	391,037
Totals	$1,841,493	$1,797,193	$44,300	$4,609,408	$4,382,878	$226,530
Management fees for the three and nine months ended September 30, 2014 were $814 thousand and $2.4 million, respectively. The increase, as compared to the three and nine months ended September 30, 2013, is due to the increase in the asset base associated with the January 2014 acquisition of the Portland Terminal Facility, and the March and July 2014 fundings of the financing notes receivable.

Asset acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio (“Deal Costs”). Deal Costs not associated with a completed transaction are expensed. Acquisition expense for the three months ended September 30, 2014 decreased $538 thousand compared to the three months ended September 30, 2013. Acquisition expense for the nine months ended September 30, 2014 decreased $586 thousand compared to the comparable prior-year period. The overall decrease results from having consummated three transactions in the three quarters of 2014. In contrast, no transactions were completed in the corresponding period of 2013 resulting in an increase in deal costs being expensed. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular quarter may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early to mid-stages of due diligence.
The remaining expenses, which include professional and directors' fees and other expenses, totaled $925 thousand and $2.1 million for the three and nine months ended September 30, 2014. The increase of $415 thousand and $391 thousand as compared to the three and nine months ended September 30, 2013, respectively, is chiefly driven by an increase in professional fees, which in the current period include legal and accounting costs associated with additional SEC filings and other technical issues.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
The EBITDA adjustment for non-controlling interest of $954 thousand and $934 thousand for the three months ended September 30, 2014 and 2013, respectively, and $2.9 million and $2.8 million for each of the nine-month periods ended September 30, 2014 and 2013, respectively, represents Prudential's 18.95 percent ownership interest in Pinedale LP. Pinedale LP's EBITDA for the three and nine months ended September 30, 2014 increased by $106 thousand and $315 thousand, respectively, as compared to the same periods in the prior year, accounting for the change in the non-controlling interest adjustment. The increase in Pinedale LP's EBITDA is attributable to the CPI-adjusted increase in revenue of $76 thousand and $229 thousand for the three and nine months ended September 30, 2014, as well as a decrease in expenses of $30 thousand and $86 thousand, respectively.
Other Income and Expense
Other income and expense consists of four primary components: Distributions and dividends not recorded as income (return of capital adjustments); Net realized and unrealized gain on securities; Depreciation and amortization; and Interest expense. The two largest contributors to the variance from prior periods are the changes in realized and unrealized gain or loss on securities and the increase in depreciation expense. Total other income and expense, net, for the three months ended September 30, 2014 was unfavorable by $947 thousand as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, total other income and expense, net, was unfavorable by $1.1 million as compared to the same period ended September 30, 2013. The following discussion expands on the impact of each of these four components on other income and expense.
Distributions and Dividends Not Recorded as Income
The following table summarizes the breakout of cash distributions and dividends reported as income on the income statement. The table shows gross cash distributions and dividends received from our investment securities, less the amounts considered return of capital and not recorded as income:

Gross Distributions and Dividends Received From Investment Securities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Distributions and dividends received from investment securities	$866,768	$512,019	$1,710,556	$1,159,367
Less: distributions and dividends not recorded in income (recorded as a cost reduction)	822,062	56,313	(10,682)	(575,210)
Net distributions and dividends reported as income	$1,688,830	$568,332	$1,699,874	$584,157
Net Realized and Unrealized Gain on Securities
The decrease in realized and unrealized gain from trading and other equity securities for the three and nine months ended September 30, 2014 totaled $1.7 million and $1.1 million, as compared to the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2014, the Company recognized an unrealized loss on the fair value adjustment of our other equity securities of $865 thousand. For the nine months ended September 30, 2014, the Company recognized an unrealized gain on the fair value adjustment of our other equity securities of $2.5 million. After receiving 2013 tax reporting information concerning the equity securities that we hold, it was determined that $863 thousand of previously recognized gain should be reclassified as dividend income. For the three and nine months ended September 30, 2013, the $872 thousand and $3.6 million gain, respectively, are attributable to the sale of the Company's remaining trading securities along with the fair value adjustment of other equity securities which remain in our investment portfolio.
Depreciation and Amortization
Depreciation expense increased $380 thousand and $1.0 million for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. The increase is mainly attributable to the newly acquired Portland Terminal Facility. Included in depreciation expense is $570 thousand for the three month periods ended September 30, 2014 and 2013, attributable to EIP leased asset. For the nine month periods ended September 30, 2014 and 2013, $1.7 million of depreciation expense attributable to EIP leased asset is included in depreciation. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
Interest Expense
Interest expense was approximately $978 thousand and $2.6 million for the three and nine months ended September 30, 2014, respectively, as compared to $818 thousand and $2.5 million for the three and nine months ended September 30, 2013, respectively. The year-to-date increase is mostly attributable to the deferred debt costs which were expensed upon the termination of the KeyBank Revolver facility during the third quarter.
Non-Controlling Interest Attributable to Depreciation, Amortization and Interest Expense
The non-controlling interest adjustment represents Prudential's 18.95 percent ownership interest in Pinedale LP. The depreciation, amortization and interest expense attributable to non-controlling interest was $565 thousand and $568 thousand for the three months ended September 30, 2014 and 2013, respectively, and $1.7 million for each of the nine-month periods ended September 30, 2014 and 2013.
Net Income Attributable to CORR Stockholders
Net income attributable to common stockholders was $1.9 million and $7.0 million, or $0.06 and $0.23 per common share, for the three and nine months ended September 30, 2014, respectively, as compared to $439 thousand and $2.9 million, or $0.02 and $0.12 per common share, for the three and nine months ended September 30, 2013, respectively. The current year increase for both the third quarter and the year-to-date period is attributable to the addition of the Portland Terminal Facility and the funding of the Black Bison financing notes. For the three-month periods ended September 30, 2014 and 2013, $69 thousand of net income is attributable to the PNM Lease Agreement. Income attributable to the PNM Lease Agreement of $206 thousand is included in net income for the nine-month periods ended September 30, 2014 and 2013. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
Book Value per Share

Analysis of Equity	September 30, 2014	December 31, 2013
Warrants, no par value; 0 and 945,594 issued and outstanding at September 30, 2014 and December 31, 2013, respectively (5,000,000 authorized)	$—	$1,370,700
Capital stock, non-convertible, $0.001 par value; 31,644,877 shares issued and outstanding at September 30, 2014 and 24,156,163 shares issued and outstanding at December 31, 2013 (100,000,000 shares authorized)	31,645	24,156
Additional paid-in capital	217,893,695	173,441,019
Accumulated retained earnings	—	1,580,062
Accumulated other comprehensive income	650,547	777,403
Total CorEnergy Equity	$218,575,887	$177,193,340

Shares outstanding	31,644,877	24,156,163
Book Value per Share	$6.91	$7.34
As of September 30, 2014, total equity attributable to CorEnergy stockholders increased by approximately $41.4 million to $218.6 million from $177.2 million as of December 31, 2013. The increase in CORR equity consists of approximately $45.7 million in net proceeds from our January 2014 follow-on equity offering of 7,475,000 shares of common stock and comprehensive income attributable to CORR stockholders of approximately $6.9 million, net of dividends paid of approximately $11.2 million.

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

The following table presents a comparison of FFO and AFFO for the three and nine months ended September 30, 2014 and September 30, 2013:

FFO and AFFO Reconciliation
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income (attributable to CorEnergy Stockholders):	$1,888,418	$439,452	$6,999,485	$2,922,277
Add:
Depreciation	3,237,261	2,857,412	9,573,809	8,571,860
Distributions received from investment securities	864,575	510,963	1,697,319	1,142,486
Income tax expense, net	324,883	1,105,125	1,581,275	2,367,823
Less:
Net distributions and dividend income from investment securities	1,686,637	567,276	1,686,637	567,276
Net realized and unrealized loss on trading securities	—	(567,276)	—	(251,213)
Net realized and unrealized gain (loss) on other equity securities	(865,470)	1,439,296	2,512,738	3,834,306
Non-controlling interest attributable to FFO reconciling items	411,455	411,384	1,234,365	1,234,146
Funds from operations (FFO)	$5,082,515	$3,062,272	$14,418,148	$9,619,931
Add:
Asset acquisition costs	102,591	640,302	139,540	725,513
Amortization of debt issuance costs	306,300	128,618	595,982	385,412
Amortization of deferred lease costs	15,343	15,342	46,026	45,963
Amortization of above market leases	72,985	72,985	218,954	218,955
Noncash costs associated with derivative instruments	(18,200)	(16,990)	(53,132)	58,210
Nonrecurring personnel costs	—	—	—	113,232
Less:
EIP lease adjustment	542,809	542,809	1,628,427	1,628,427
Non-controlling interest attributable to AFFO reconciling items	23,286	23,138	69,635	98,348
Adjusted funds from operations (AFFO)	$4,995,439	$3,336,582	$13,667,456	$9,440,441

Weighted average shares	31,641,851	24,151,700	31,090,370	24,147,163
FFO per share	$0.16	$0.13	$0.46	$0.40
AFFO per share	$0.16	$0.14	$0.44	$0.39

FFO
FFO for the three months ended September 30, 2014 and September 30, 2013 totals approximately $5.1 million and $3.1 million, respectively. FFO for the nine months ended September 30, 2014 and 2013 totals approximately $14.4 million, and $9.6 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the three and nine months ended September 30, 2014 by eliminating net realized and unrealized losses on other equity securities of approximately $865 thousand and a net realized and unrealized gain of $2.5 million, respectively; adding distributions received from investment securities of approximately $865 thousand and $1.7 million, respectively; and adding back income tax expense of approximately $325 thousand and $1.6 million, respectively. For the three and nine months ended September 30, 2013, adjustments we made for noncash items impacting net income by eliminating a net realized and unrealized gain on other equity securities of approximately $1.4 million and $3.8 million, respectively; adding distributions received from investment securities of approximately $511 thousand and $1.1 million, respectively; and adding back income tax expense of approximately $1.1 million and $2.4 million, respectively. For the three-month periods ended September 30, 2014 and 2013, $69 thousand of net income is attributable to the PNM Lease Agreement. Income attributable to the PNM Lease Agreement of $206 thousand is included in net income for the nine-month periods ended September 30, 2014 and 2013. Included in the amount being added back to depreciation expense is $570 thousand of depreciation attributable to EIP leased asset for three month periods ended September 30, 2014 and 2013. For the nine month periods ended September 30, 2014 and 2013, $1.7 million of depreciation attributable to the EIP leased asset is included in the amount added back for depreciation. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
AFFO
AFFO for the three months ended September 30, 2014 and September 30, 2013 totals approximately $5.0 million and $3.3 million, respectively. AFFO for the nine months ended September 30, 2014 and September 30, 2013 totals approximately$13.7 million and $9.4 million, respectively. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. This adjustment totals $543 thousand for the three month periods ended September 30, 2014 and 2013, and $1.6 million for the nine month periods ended September 30, 2014 and 2013. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
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
ASSET PORTFOLIO AND RELATED DEVELOPMENTS

Descriptions of our asset portfolio and related operations, other than our remaining portfolio of private equity securities, are included in Notes 3, 4 and 5 in the Notes to the Consolidated Financial Statements included in this report. This section provides an overview of the asset portfolio, including our remaining private equity securities, and any related developments as of September 30, 2014.
Pinedale LGS
The Pinedale Lease Agreement with Ultra Wyoming, a subsidiary of Ultra Petroleum, has a fifteen year initial term and may be extended for additional five-year terms at the sole discretion of Ultra Wyoming. During the initial fifteen-year term, Pinedale LP will receive a fixed minimum annual rent of $20 million, adjusted annually for changes based on the consumer price index ("CPI"), subject to a 2 percent annual cap. The annual adjustment for changes in the CPI commenced January 1, 2014, resulting in an increase in quarterly rent of $76 thousand. In January 2014, we also became eligible for a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the Pinedale LGS in a prior month. As of September 30, 2014, no variable rent based on throughput was due under the Pinedale Lease Agreement. The maximum annual rental payments under the Pinedale Lease Agreement during the initial fifteen-year term are $27.5 million.
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
The base rent in the initial year of the Portland Lease Agreement increases to approximately $418 thousand per month starting with August 2014 and each month thereafter. The base rent is also expected to increase during the initial year of the Portland Lease Agreement based on a percentage of specified construction costs incurred by LCP Oregon, estimated at $10 million. Assuming such improvements are completed, the base rent will increase by approximately $95,800 per month. As of September 30, 2014, additional spending on terminal-related projects totaled approximately $4.4 million. The base rent is not influenced by the flow of hydrocarbons.
Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent. Variable rent is capped at 30 percent of total rent, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity. As of September 30, 2014, no variable rent based on throughput was due under the Portland Lease Agreement. The Portland Lease Agreement also contains certain renewal provisions, as well as certain termination and purchase rights subject to advance notice and required payments to the Company as provided therein.

Black Bison Financing Notes Receivable
On March 13, 2014, our subsidiary Corridor Bison entered into a Loan Agreement with Black Bison WS, pursuant to which Corridor Bison agreed to loan Black Bison WS up to $11.5 million. Corridor Bison increased the Loan to $12 million on July 24, 2014.
On July 24, 2014, our subsidiary, CorEnergy BBWS, Inc. entered into a TRS Loan Agreement, pursuant to which CorEnergy BBWS agreed to loan Black Bison WS up to $3.3 million.
The proceeds of the Loan and the TRS Loan (collectively, the "Financing Notes Receivable") were used by Black Bison WS and its affiliates to finance the acquisition and development of real property that will provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. Total borrowings under the Financing Notes Receivable total $15.3 million. For additional information concerning this transaction, see Note 5 in the Notes to the Financial Statements included in this report.
Eastern Interconnect Project
The Eastern Interconnect Project (“EIP”) is leased to Public Service Company of New Mexico (“PNM”) under a triple-net lease. The EIP lease terminates on April 1, 2015, with the sale of the Company’s 40 percent undivided interest for $7.7 million. The remaining lease payments were received in full on January 2, 2014. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
Mowood, Omega Pipeline
Mowood Corridor, Inc is a wholly-owned taxable REIT subsidiary of the Company and represents less than 2 percent of the Company's total assets. Mowood, LLC ("Mowood") is wholly-owned by Mowood Corridor, Inc. and is the holding company of Omega Pipeline Company, LLC ("Omega Pipeline"). Omega Pipeline owns and operates a natural gas distribution system in Fort Leonard Wood, Missouri. Omega Pipeline serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. The Company provides financing to Mowood secured by Omega Pipeline's real property assets which allows for a maximum principal balance of $5.3 million. At September 30, 2014 and December 31, 2013, the principal balance outstanding was $5.3 million. For additional information on Omega Pipeline, see Note 9 in the Notes to the Financial Statements included in this report.
Private Security Assets
As of September 30, 2014, investments in securities of energy infrastructure companies represented less than 10 percent of the Company’s total assets. Following is a summary of the fair values of the other equity securities that we held at September 30, 2014 as they compare to the fair values at December 31, 2013.

Fair Value of Other Equity Securities
Portfolio Company	Fair Value at September 30, 2014	Fair Value at December 31, 2013	$ Change	% Change
Lightfoot	$12,192,415	$10,528,743	$1,663,672	15.80%
VantaCore	$13,228,462	$12,775,578	$452,884	3.54%
Lightfoot
The fair value of Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC (collectively, “Lightfoot”) as of September 30, 2014 increased $1.7 million, or 15.8 percent, as compared to the valuation at December 31, 2013, primarily due to the change in value of Arc Logistics' publicly traded shares and a decrease in the Company's marketability discount. The Company received a third quarter distribution of approximately $267 thousand.
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

VantaCore
The fair value of VantaCore as of September 30, 2014 increased $453 thousand, or 3.5 percent, as compared to the fair value at December 31, 2013. The increase is primarily due to market value changes in the MLP comparable companies. VantaCore met the minimum required quarterly distribution of $0.475 per share in cash for the quarter ended September 30, 2014. The Company received approximately $597 thousand in cash during the three-month period ended September 30, 2014. On October 3, 2014, the Company announced that, effective as of October 1, 2014, Natural Resource Partners L.P. completed its acquisition of VantaCore Partners LP. The Company's portion of the sale proceeds was approximately $13.6 million, of which $2.9 million will be held in escrow pending certain post-closing obligations or the expiration of certain time periods. The Company will elect to pay income tax on the VantaCore sale as cash distributions are received. The first cash tax payment attributable to VantaCore, estimated at approximately $3 million, is expected to be paid in the fourth quarter. The remaining cash tax payments are expected to be made in subsequent years as distributions from escrow are received. For additional details, please refer to Item 2.01 of the Company's Current Report on Form 8-K, filed with the SEC on October 7, 2014.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had approximately $23.0 million available for future investment. The $23.0 million represents cash and Regions Revolver availability totaling approximately $35.5 million less the following near-term commitments: current maturities of long-term debt of $3.5 million; accounts payable and accrued liabilities totaling $3.3 million; and the remaining commitment of approximately $5.6 million in additional capital improvements in connection with the Portland Terminal Facility. On October 1, 2014 we received approximately $10.7 million in proceeds related to the sale of VantaCore, as discussed Note 17 in the Notes to the Consolidated Financial Statements included in this report. There are opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets. We may invest in assets subject to greater leverage, but which we would expect to be non-recourse to us.
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
Our registration statement covering a proposed maximum aggregate offering price of $300 million of securities was declared effective on June 8, 2012, and we previously conducted a common equity offering under the registration statement in December 2012. The common equity offering closing on January 21, 2014 further reduced the total available for sale pursuant to that registration statement by the gross proceeds of the offering and exercise of the underwriter's over-allotment option. The remaining availability as of September 30, 2014 is $161.7 million of maximum aggregate offering price of securities.
On May 8, 2013, the Company entered into the $20 million KeyBank Revolver to fund general working capital needs and provide short-term acquisition financing, as needed. The primary term of the facility was three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "KeyBank Revolver") accrued interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. The amount available to be drawn under this facility was subject to a borrowing base limitation As of September 30, 2014 there had been no borrowings against the Revolver. The agreement was terminated on September 26, 2014.
On September 26, 2014 the company entered into a $30 million revolving credit facility (the "Regions Revolver") with Regions Bank. The credit facility has a maturity of September 26, 2018. We intend to use the facility to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility is subject to a borrowing base limitation. If we were to use the Regions Revolver to provide short-term financing for an acquisition, we would expect the assets acquired to be taken into consideration in determining the borrowing base. For the first six months the facility will bear interest on the outstanding balance at a rate of LIBOR plus 4.00 percent. On March 26, 2015 the interest rate will be determined by a grid anticipated to be LIBOR plus 3.25 percent to 4.00 percent. As of September 30, 2014 and December 31, 2013 approximately, $452 thousand and $0, respectively, in net deferred debt issuance costs related to the Regions Revolver are included in the accompanying Consolidated Balance Sheets. For the three and nine months ended September 30, 2014 and 2013, approximately $0, is included in interest expense within the accompanying Consolidated Statements of Income. As of September 30, 2014, there had been no borrowings against the Regions Revolver.
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

On October 15, 2013, Mowood entered into a Revolving Note Payable Agreement with a maximum borrowing base of $1.5 million. As of September 30, 2014, there was no outstanding indebtedness pursuant to this agreement and Mowood was in compliance with all applicable covenants. This note terminated on October 15, 2014 and was subsequently renewed for the same principal amount and with substantially the same terms. See Note 17 of the Notes to the Consolidated Financial Statements for further details.
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our securities portfolio in an orderly manner.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of September 30, 2014.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$67,942,000	$3,528,000	$64,414,000	$—	$—
Interest payments on long-term debt		2,287,898	2,693,278	—	—
Totals		$5,815,898	$67,107,278	$—	$—
The Mowood Note Payable is not included in the above table because it relates to indebtedness under a line of credit with no fixed repayment schedule.
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the acquisition of the Pinedale LGS. The primary term of the credit facility is three years, with an option for a one-year extension. Beginning with March 2014, Pinedale LP became obligated to make monthly principal payments, equal to 0.42 percent of the amount outstanding on the loan as of March 1, 2014, or $294 thousand. Interest accrues at a variable annual rate equal to LIBOR plus 3.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at September 30, 2014 (0.153 percent).
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
MAJOR TENANTS
As of September 30, 2014, the Company had three significant leases. The table below displays the impact of each lease on total leased properties, based on the net book value of real estate investments, as of September 30, 2014 and 2013 and total lease revenues for the three and nine months ended September 30, 2014 and 2013.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of September 30, 2014	As of December 31, 2013	For the Three Months Ended		For the Nine Months Ended
			September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Pinedale LGS	79.95%	94.23%	70.59%	88.68%	72.45%	88.68%
Portland Terminal Facility	16.77%	—	20.53%	—	18.44%	—
Public Service of New Mexico	3.28%	5.77%	8.88%	11.32%	9.11%	11.32%

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
Portland Terminal Facility. In January 2014, the Company entered into a triple-net lease with Arc Terminals for use of the Portland Terminal Facility, which is guaranteed by Arc Logistics. Arc Logistics has an equity market capitalization of approximately $319 million as of August 14, 2014, based on the number of common and subordinated units outstanding as of Arc Logistics’ second quarter 2014 quarterly report on Form 10-Q filed with the SEC on August 14, 2014.
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
EIP. The Company's investment in EIP is leased under a net operating lease with various terms to PNM. PNM is a subsidiary of PNM Resources Inc. ("PNM Resources"), which is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of PNM Resources can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason to doubt the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way, form part of this filing.
DIVIDENDS
Our portfolio of real property assets, investment securities and other holdings generate cash flow to us from which we pay distributions to stockholders. For the period ended September 30, 2014, the sources of our stockholder distributions include lease and financing revenue from our real property assets and distributions from our investment securities. The amount of any distribution is recorded by the Company on the ex-dividend date. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
In consideration of the additional lease income available to support distributions following our acquisition of the Portland Terminal Facility, our Board of Directors approved an increase in our quarterly distribution payable to stockholders, effective beginning from the date we closed on such acquisition, to $0.13 per share from $0.125 per share. This increase was reflected in the first quarter 2014 distribution of $0.129 per share that we announced on April 30, 2014 (prorated for the partial quarter following the closing of the Portland Terminal Facility on January 21, 2014).
Our second quarter 2014 distribution of $0.13 per share was announced on July 31, 2014 and reflects a full quarter in which the Portland Terminal Facility acquisition was closed.
Our third quarter 2014 distribution of $0.13 per share was announced on October 31, 2014. For additional details, please refer to Note 17 of the Notes to the Consolidated Financial Statements.

In 2013, CorEnergy changed its fiscal year as part of its transition from a business development company to a REIT. As a result of this change, the dividend payment schedule for calendar 2014 will vary from prior years. Going forward, the Company intends to maintain a quarterly February/May/August/November dividend payment cycle. Dividend payouts may be affected by cash flow requirements and remain subject to other risks and uncertainties. There is no assurance that we will continue to make regular distributions.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of September 30, 2014, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2013.
As of September 30, 2014, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $25.4 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $1.6 million.
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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of September 30, 2014, we had $64.4 million in long-term debt (net of current maturities). The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2014, was comprised of $15.7 million under the KeyBank $70 million term credit facility after giving effect to our interest rate swap agreements. A 100 basis point increase in current LIBOR rates would result in an additional $129 thousand of interest expense for the nine months ended September 30, 2014, while a 100 basis point decrease in current LIBOR rates would reduce interest expense for such period by $133 thousand. As of September 30, 2014, the fair value of our hedge derivative totaled approximately $578 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase net assets applicable to common shareholders by $2.0 million, while a decrease of 100 basis points would decrease net assets by $994 thousand as of September 30, 2014. See Note 14 of the notes to our consolidated financial statements included in this report for further information concerning quantitative valuations and the qualitative aspects of our use of interest rate hedge swaps to manage interest rate risk.
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
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending September 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the nine months ended September 30, 2014 that were not registered under the 1933 Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
10.20	Revolving Credit Agreement by and among the Company and Regions Bank, et al; dated September 26, 2014 (1)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference from the Registrant's current report on Form 8-K filed on September 30, 2014.

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

November 7, 2014

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)

November 7, 2014