Form 10-K
period 2014-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2015-03-16
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-33292
___________________________________________
CORENERGY INFRASTRUCTURE TRUST, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Maryland	20-3431375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1100 Walnut, Ste. 3350 Kansas City, MO	64106
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (816) 875-3705

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange
7.375% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $7.41 on the New York Stock Exchange was $234,453,571. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2015, the registrant had 46,619,681 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

CorEnergy Infrastructure Trust, Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2014

PART I
ITEM 1. BUSINESS
GENERAL
CorEnergy Infrastructure Trust, Inc. (“CorEnergy”) was organized as a Maryland corporation and commenced operations on December 8, 2005. As used in this report, the terms “we”, “us”, “our” and the “Company” refer to CorEnergy and its subsidiaries. Please refer to the Glossary of Defined Terms presented at the end of this Item 1 for definitions of additional capitalized terms and abbreviations used in this report. Prior to 2011 we operated as a business development company under the name Tortoise Capital Resources Corporation and invested primarily in securities of privately held and micro-cap public companies operating in the U.S. energy sector. In April 2011, we withdrew our election to be treated as a business development company. We do not plan on making additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our legacy private securities investments in an orderly manner. We have elected REIT status for U.S. federal income tax purposes, commencing with calendar year 2013. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years.
COMPANY OVERVIEW
CorEnergy, the first publicly listed energy infrastructure Real Estate Investment Trust (REIT), primarily owns assets in the midstream and downstream U.S. energy sectors that perform utility-like functions, such as pipelines, storage terminals, and transmission and distribution assets. Our objective is to provide stockholders with a stable and growing cash dividend, supported by long-term contracted revenue from operators of our assets, primarily under triple-net participating leases. We believe our leadership team’s energy and utility expertise provides CorEnergy with a competitive advantage to own and acquire U.S. energy infrastructure assets in a tax-efficient, transparent, investor-friendly REIT.
We expect our leases to provide us with contracted base rent, plus participating rent based upon asset-specific criteria. The energy industry commonly employs contracts with participating features, and we provide exposure to both the risk and opportunity of utilization of our assets, which we believe is a hallmark of infrastructure assets of all types. Our participating triple-net leases, and our participating mortgages, require the operator to pay all expenses of the business including maintaining our assets in good working order.
Our assets are primarily mission-critical to our customers, in that utilization of our assets is necessary for the business they seek to conduct and their rental payments are an essential operating expense. For example, our gathering system assets are necessary to the exploration of upstream natural gas reserves, so the operators' lease of those assets is economically critical to their operations. Some of our assets are subject to rate regulation by FERC or state public service commissions. In most cases, we believe our assets are essential to the conduct of the business of our customers.
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. We believe that our base rent escalation provisions and participation features should generate 1-3 percent distribution growth, which, together with prudent acquisitions, should support 3-5 percent annual distribution growth over the long term. Since qualifying as a REIT in 2013, we have grown our annualized dividend from $0.50 per share to an expected $0.54 per share in 2015. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.
2014 Highlights
Highlighted below are key transactions completed during our fiscal year ended December 31, 2014 and transactions completed subsequent to our fiscal year end but prior to the filing of this report:
During the fiscal year ended December 31, 2014

•	Portland Terminal Facility Acquisition and Lease - $40 million

•	Black Bison Note Receivable - $15.3 million

•	Four Wood Note Receivable - $5 million

•	MoGas Pipeline System Acquisition - $125 million

•	VantaCore sale to Natural Resource Partners - $13.6 million proceeds to the Company

•	Common Equity Offerings in January and November - $150 million combined gross proceeds

•	New Revolving Line of Credit - $90 million
January 2015

•	Series A Preferred Offering - $56 million, gross proceeds
For additional details concerning each of these transactions, see "Recent Transactions" on page 7 below.
Assets and Private Equity Investments
Most of our REIT qualifying and other energy infrastructure assets have been acquired at various times since June, 2011, while our legacy private equity investments generally have been liquidated in accordance with the plans of those entities. Our business currently consists of the assets described below.
Pinedale Liquids Gathering System
The Pinedale LGS assets are triple-net leased to a subsidiary of, and guaranteed by, Ultra Petroleum Corp. pursuant to the Pinedale Lease Agreement. The Prudential Insurance Company of America owns an 18.95 percent economic interest in the Pinedale LGS as a co-investor with us.
During the initial fifteen-year term of the Pinedale Lease Agreement, we will receive a fixed minimum annual rent ("base rent") of $20 million, adjusted annually for changes based on the CPI. The annual adjustment for changes in the CPI commenced January 1, 2014 (subject to a 2 percent annual cap) with an increase of 1.53 percent to base rent. We also are eligible for a variable rent component based on the increase in volumes, if any, of liquid hydrocarbons and water that flowed through the Pinedale LGS over a baseline established at inception of the lease, subject to a maximum annual rental payment during the initial fifteen year term of $27.5 million.
The Pinedale LGS consists of more than 150 miles of pipelines with 107 receipt points, and four central storage facilities that are utilized by Ultra Petroleum as a method for the gathering of commingled hydrocarbon stream. This stream is separated into its components of water, condensate and natural gas, for the purpose of subsequently storing, selling or disposing of these separated components. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and natural gas is sold by Ultra Petroleum or otherwise used by Ultra Petroleum for fueling on-site operational equipment. Ultra Petroleum’s non-operating working interest partners in the Pinedale field where the Pinedale LGS is located pay Ultra Petroleum a fee for the use of Ultra Petroleum’s LGS. To date, no major operational issues have been reported with respect to the Pinedale LGS. We believe that the Pinedale LGS is critically necessary to support the exploration of reserves for Ultra Petroleum, which reports the rental expense as part of its Lifting and Operating Expenses (“LOE”) in the field.
Ultra Petroleum operates approximately 82 percent of its operated wells in the Pinedale field. The financial condition of Ultra Petroleum will have a major impact on our results of operation, ability to service our indebtedness and ability to make distributions. For additional information, see “Major Tenants” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.
Portland Terminal Facility
The Portland Terminal Facility is triple-net leased on a long-term basis to Arc Terminals pursuant to the Portland Lease Agreement, which is guaranteed by Arc Logistics. The Portland Lease Agreement grants Arc Terminals substantially all authority to operate the Portland Terminal Facility. During the initial term, Arc Terminals will make base rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility over a baseline established at inception of the lease. The base rent in the initial year of the Portland Lease Agreement increased to approximately $418 thousand per month starting with August 2014 and each month thereafter. The base rent is also expected to increase based on a percentage of specified construction costs incurred by LCP Oregon, estimated at $10 million. Assuming such improvements are completed, the base rent will increase by approximately $95,800 per month. As of December 31, 2014, additional spending on terminal-related projects totaled approximately $6.0 million. Base rent as of December 31, 2014 was approximately $471 thousand. The base rent is not influenced by the flow of hydrocarbons. Variable rent is capped at 30 percent of total rent, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity.
The Portland Terminal Facility is a rail and marine facility property adjacent to the Willamette River in Portland, Oregon. The 39-acre site has 84 tanks with a total storage capacity of approximately 1.5 million barrels. The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax-size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.

Arc Logistics is a publicly traded limited partnership principally engaged in the terminaling, storage, throughput and transloading of crude oil and petroleum products with energy logistics assets strategically located in the East Coast, Gulf Coast and Midwest regions of the U.S. Arc Terminals is a wholly-owned subsidiary of Arc Logistics.
MoGas Pipeline System
MoGas is the owner and operator of the MoGas Pipeline System, an approximately 263 mile FERC-regulated interstate natural gas pipeline in and around St. Louis and extending into central Missouri. MoGas receives natural gas at three separate receipt points from third party interstate gas pipelines and delivers that gas through 22 different delivery points to investor-owned natural gas distribution companies, municipally owned distribution systems and end users. MoGas has eight firm transportation customers. We provide REIT-qualifying intercompany mortgage financing secured by MoGas Pipeline System. We provide REIT qualifying intercompany mortgage financing secured by the real property assets of MoGas and UPS which allows for a maximum principal balance of $90 million.
Eastern Interconnect Project
We own a 40 percent undivided interest in the Eastern Interconnect Project (EIP) transmission assets, which move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components. We entered into an agreement to sell our interest in the EIP upon lease termination on April 1, 2015 to the tenant, Public Service Company of New Mexico.
Omega Pipeline
Omega Pipeline Company, LLC is a natural gas service provider located primarily on the Fort Leonard Wood military post in south-central Missouri. Omega has a long-term contract with the Department of Defense, which is currently subject to renewal in 2015, to provide natural gas and gas distribution services to Fort Leonard Wood through Omega’s approximately 70 mile pipeline distribution system on the post. In addition, Omega provides natural gas marketing services to several customers in the surrounding area. We provide REIT qualifying intercompany mortgage financing secured by Omega’s real property assets which allows for a maximum principal balance of $5.3 million.
Energy Infrastructure Financing Investments
We currently have provided financing commitments totaling $26.3 million to two owners and operators of real property infrastructure assets, secured by such assets and related equipment, as well as by the outstanding equity of the borrowers. Both of these loans include participating features pursuant to which we may receive additional interest tied to increases in utilization of the underlying facilities, and one also includes an equity enhancement. See the section titled "Asset Portfolio and Related Developments" in Item 7 and Note 6 of the Notes to the Consolidated Financial Statement included in this report for additional information concerning these investments.
Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC
We hold a direct investment in Lightfoot Capital Partners, LP (6.6 percent) and Lightfoot Capital Partners GP LLC (1.5 percent). Lightfoot’s assets include an ownership interest in Gulf LNG, a 1.5 billion cubic feet per day (“bcf/d”) receiving, storage, and regasification terminal in Pascagoula, Mississippi, and common units and subordinated units representing an approximately 40 percent aggregate limited partner interest, and a noneconomic general partner interest, in Arc Logistics Partners LP (NYSE: ARCX). We hold observation rights on Lightfoot's Board of Directors.
Competitive Advantages
We believe that we are well-positioned to meet the capital needs of companies within the U.S. energy infrastructure sector for the following reasons:

•
Our assets generate stable cash flows without direct Commodity Exposure. We generate revenue by leasing infrastructure assets, or offering loans secured by infrastructure assets, to energy companies. Our leases and loans are long-term and are structured to include a large fixed payment that is payable irrespective of the use of the asset and are not impacted by commodity price movements.

•
Attractive Partner for Energy Infrastructure Companies.  As a REIT, we are by nature a passive, long-term partner. Our willingness to customize our long-term leases and structured financings to meet the control and economic requirements of our lessees has been a key component of our success. When combined with our knowledge of the economic and regulatory environment faced by energy companies, we believe that we are the partner of choice for these companies.

•
Broad Energy Infrastructure Scope.  The universe of assets that may be owned by a REIT has expanded significantly. The Internal Revenue Service has, through a series of private letter rulings, as well as proposed regulations, described new types of assets in the energy sector which are eligible to be owned by a REIT, including electric transmission and distribution systems, pipeline systems, and storage and terminaling systems. While only the requesting party may rely on private letter rulings, they give insight into the potential for REIT qualifying assets. We also intend to acquire assets that do not generate qualifying income for MLPs, such as electric power transmission and distribution assets.

•
Disciplined Investment Philosophy.  Our investment approach emphasizes overall asset operational and financial performance with the potential for enhanced returns through incremental asset growth, capital appreciation, and minimization of downside risk. Our process for selecting investments involves an assessment of the overall attractiveness of the specific subsector of the energy sector in which a prospective tenant company is involved; such company’s specific competitive position within that subsector; operational asset engineering due diligence; potential commodity price impact, supply and demand and regulatory concerns; the stability and potential growth of the prospective real property asset’s cash flows; the prospective operating company’s management track record; and our ability to structure an attractive investment.

•
Experienced Management Team.  We are externally managed by Corridor InfraTrust Management, LLC. The five principals of Corridor have an average of over 25 years of experience in energy operations of multi-national electric and gas utilities and other national energy marketing and trading businesses and in optimizing portfolios for real property energy asset investments. Based on their real property asset operational experience and strong industry relationships, we believe that the principals of Corridor provide the expertise and knowledge necessary to acquire real property assets with strong performance standards.

Market Opportunity
We believe the environment for acquiring energy infrastructure real property assets is attractive for the following reasons:

•
Energy infrastructure provides essential services, and the demand for energy resources is expected to grow in the future. We believe energy infrastructure is the backbone of the U.S. economy. The energy infrastructure sector includes the pipes, wires and storage facilities that connect and deliver some of our most critical resources: oil, natural gas, and electricity.

Midstream pipeline companies own and operate essential, long-lived assets and generally have steady, recurring, fee-based cash flows. Due to the characteristics of the assets they own, midstream pipeline MLPs and companies are a good proxy for the Company's market opportunity. As of December 31, 2014, pipeline MLPs and pipeline companies had a market capitalization of $821 billion. This is in comparison to a market capitalization of approximately $30 billion in 2002 for the entire MLP sector. Due to the current need for new pipeline infrastructure in various regions of the U.S. that are relatively new to oil and gas activity, we expect growth and asset acquisition opportunities in this sector to continue via the construction of new pipelines and improvements to existing pipelines.
In addition, the Edison Electric Institute estimates that from 2015 to 2017, $58 billion will be required to upgrade and construct new electric power transmission lines in the U.S. This creates incremental acquisition opportunities in a growing sector that is not directly correlated to crude oil market dynamics.

•
Investment is needed in U.S. energy infrastructure.  Despite low commodity prices, strong production is expected to continue in many regions of the US, such as the Bakken Shale in North Dakota, the Eagle Ford shale in South Texas and the Permian basin in West Texas. However, due to the location of this production; there is still a need for additional pipeline infrastructure. This presents a sizable market opportunity for the financing of energy infrastructure assets. The project backlog for this takeaway capacity continues to be robust, with an estimated $135 billion in projects through 2017. The visible growth from projects underway provides clarity to cash flows and growth potential in 2015 and into 2016. Furthermore, these capital expenditures are supported largely by shipper commitments.

•
There are a number of attractive operating companies with capital needs.  We believe that the capital expansion plans of operating companies in the upstream and midstream segments of the U.S. energy infrastructure sector provide us with attractive acquisition opportunities. Due to the inelastic demand for energy infrastructure assets, these opportunities exist irrespective of the commodity price environment. In times of high commodity prices, companies eager to expand operations seek capital to finance infrastructure growth. When commodity prices are low, upstream companies seek to monetize midstream assets, as midstream asset valuations hold up well even as commodity prices fall. In addition, we can offer capital for assets that currently do not generate qualifying income for MLPs, such as electric power transmission and distribution systems.

Targeted Investment Characteristics
We pursue our business objective by investing principally in the energy infrastructure sector. The energy infrastructure sector broadly includes midstream, downstream and upstream assets. We intend to focus primarily on midstream and downstream assets as described below.

•
Midstream - the gathering, processing, storing, terminaling and transporting of energy resources and their byproducts in a form that is usable by wholesale power generation, utility, petrochemical, industrial and refined products customers, including pipelines, natural gas processing plants, liquefied natural gas facilities and other energy infrastructure companies.

•
Downstream - the refining of energy sources, and the marketing and distribution of products, such as natural gas, propane and gasoline, to end-user customers; and the transmission and distribution of electricity from coal, nuclear, natural gas, agricultural, thermal, solar, wind and biomass power generation facilities.

Our targeted real property assets have the following characteristics:

•
Long-Life Assets with Stable Cash Flows and Limited Commodity Price Sensitivity. We own, and seek to acquire, real property assets having the potential to generate stable cash flows over long periods of time. We have historically invested in companies that own and operate assets with long useful lives and that generate cash flows by providing critical services primarily to the producers or end-users of energy. We have attempted to limit the direct exposure to energy commodity price risk in our portfolio.

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

Acquisition Strategies and Due Diligence
We generally rely on our own analysis to determine whether to make an acquisition. Our analysis may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold may be greater or less than the acquisition cost. In cases of special purpose real estate which we expect to acquire, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. In evaluating net lease transactions, we generally consider, among other things, the following aspects of each transaction:

•
Tenant/Borrower Evaluation - We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular acquisition. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be balanced with the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant. Whether a prospective tenant or borrower is creditworthy will be determined by our management team and reviewed by the investment committee, as described below. Creditworthy does not necessarily mean “investment grade.”

•
Important to Tenant/Borrower Operations - We generally will focus on properties that we believe are essential or important to the ongoing operations of the tenant. We believe that this type of property will provide a relatively low risk of loss in the case of a potential bankruptcy or abandonment scenario since a tenant/borrower is less likely to risk the loss of a critically important lease or property. Additionally we focus on assets which are necessary for the economic production of hydrocarbon resources, and which would remain necessary to any owner of the assets.

•
Diversification - We attempt to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, and geographic location within the U.S. or tenant/borrower industry. By diversifying, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular asset or geographic region within the U.S.

•
Lease Terms - Generally, the net leased properties we will acquire will be leased on a full recourse basis to the tenants or their affiliates. In addition, we generally will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI. The lease will also generally seek to provide for participation in gross revenues of the tenant at the property, thereby providing exposure to the commercial activity of the tenant, and providing the tenant some flexibility in lease terms. Alternatively, a lease may provide for mandated rental increases on specific dates, and we may adopt other methods in the future.

•
Collateral Evaluation - We review the physical condition of the property and assess the likelihood of replacing the rental payment stream if the tenant defaults. We also generally engage a third party to conduct, or require the seller to conduct a preliminary examination, or Phase 1 assessment, of the site to determine the potential for contamination or similar environmental site assessments in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters.

•
Transaction Provisions to Enhance and Protect Value - We attempt to include provisions in the leases that we believe may help protect a real property asset from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations or reduce the value of the real property asset. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to utilize good operating practices consistent with objective criteria. We seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be replaced by other measures of credit quality such as tenant investment in leasehold improvements and commercial enterprise value of the tenant business conducted in the property.

In addition, in some circumstances, tenants may retain the right to repurchase the leased property. We expect, in those situations that the option purchase price will generally be the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

•
Equity Enhancements - We may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help achieve the goal of increasing investor returns.

•
Other Real Estate Related Assets - As other opportunities arise, we may also seek to expand the portfolio to include other types of real estate-related investments, in all cases within the energy infrastructure sector, such as:

•
equity investments in real properties that are not long-term net leased to a single-tenant and may include partially leased properties, undeveloped properties and properties subject to short-term net leases, among others;

•	mortgage loans secured by real properties including loans to our taxable REIT subsidiaries;

•	subordinated interests in first mortgage real estate loans, or B-notes;

•	mezzanine loans related to real estate, which are senior to the borrower’s equity position but subordinated to other third-party financing; and

•
equity and debt securities (including preferred equity, limited partnership interests, trusts and other higher-yielding structured debt and equity investments) issued by companies that are engaged in real-estate-related businesses as defined by regulations promulgated under the Code, including other REITs.

Use of Taxable REIT Subsidiaries
We operate as a REIT and therefore are generally not subject to U.S. federal income taxes on the income and gains that we distribute to our stockholders, including the income derived through leasing fees and financing revenue from our REIT qualifying investment in energy infrastructure assets. However, even as a REIT, we remain obligated to pay income taxes on earnings from our taxable REIT subsidiaries (“TRSs”). The use of TRSs enables us to own certain assets and engage in certain businesses while maintaining compliance with the REIT qualification requirements under the Code. We may, from time to time, change the election of previously designated TRSs to be treated as qualified REIT subsidiaries (“QRSs”), and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including QRSs.
Regulatory and Environmental Matters
Our energy infrastructure assets and operations, as well as those of our tenants, are subject to numerous federal, state and local laws and regulations concerning the protection of public health and safety, zoning and land use, and pricing and other matters related to certain of our business operations. For a discussion of the current effects and potential future impacts of such regulations on our business and properties, see the discussion presented in Item 1A of this report under the subheading “Risks Related to Our Investments in Real Estate and the U.S. Energy Infrastructure Sector." In particular, for a discussion of the current and potential future effects of compliance with federal, state and local environmental regulations, see the discussion titled "Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution” within such section.
Financing Strategies
Consistent with our asset acquisition policies, we use leverage when available on terms we believe are favorable. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. Although we currently do not anticipate doing so, the amount of total funded debt leverage we employ may exceed 50 percent of our total assets. Secured loans which we obtain, could be recourse or non-recourse to us. A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give the lender recourse to all of our assets. The use of non-recourse debt, helps us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity. We may have an unsecured line of credit that can be used in connection with refinancing existing debt and making new acquisitions, as well as to meet other working capital needs. We intend to incur debt which bears interest at fixed rates, or is effectively converted to fixed rates through interest rate caps or swap agreements.
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
RECENT TRANSACTIONS
Acquisitions
Portland Terminal Facility Acquisition. On January 21, 2014, utilizing proceeds from the concurrent common stock offering described below, our subsidiary, LCP Oregon, acquired the Portland Terminal Facility. For a further description of the Portland Terminal Facility and related information, see "Assets and Private Equity Investments" above, as well as Item 2 - Properties, the section titled "Asset Portfolio and Related Developments" in Item 7, and Note 4 of the Notes to Consolidated Financial Statements, respectively, included in this report.
MoGas Pipeline System Acquisition. On November 24, 2014, we utilized the net proceeds from the November 2014 common stock offering described below together with borrowings under the Regions Revolver to fund the acquisition of two entities that own and operate the MoGas Pipeline System by our taxable REIT subsidiary Corridor MoGas, through REIT qualifying intercompany mortgage financing secured by the assets constituting the MoGas Pipeline System. For a further description of the MoGas Pipeline System and related information concerning these transactions, see "Assets and Private Equity Investments" above, as well as Item 2 - Properties, the section titled "Asset Portfolio and Related Developments" in Item 7, and Notes 5 and 14 of the Notes to Consolidated Financial Statements, respectively, included in this report.

Investment Transactions
Black Bison Financing Notes Receivable. On March 13, 2014, our subsidiary Corridor Bison entered into a Loan Agreement with Black Bison WS, pursuant to which Corridor Bison agreed to loan Black Bison WS up to $11.5 million. Corridor Bison increased the Loan to $12 million on July 24, 2014. Also, on July 24, 2014, our subsidiary, CorEnergy BBWS, Inc. entered into a TRS Loan Agreement, pursuant to which CorEnergy BBWS agreed to loan Black Bison WS up to $3.3 million. The proceeds of these financings were used by Black Bison WS and its affiliates to finance the acquisition and development of real property that will provide water disposal services for the oil and natural gas industry. See the section titled "Asset Portfolio and Related Developments" in Item 7 and Note 6 of the Notes to the Consolidated Financial Statement included in this report for additional information concerning these transactions.
Four Wood Financing Notes Receivable. On December 31, 2014, we entered into two separate loan agreements, a REIT Loan Agreement through our newly-formed, wholly owned QRS Four Wood Corridor and a TRS Loan Agreement through our pre-existing wholly owned TRS, CorPrivate, with a total commitment to lend of $11 million, to finance the acquisition of a salt-water disposal well by the borrower, SWD Enterprises LLC. See the section titled "Asset Portfolio and Related Developments" in Item 7 and Note 6 of the Notes to the Consolidated Financial Statement included in this report for additional information concerning these transactions.
Liquidation of Private Equity Investment in VantaCore. Effective as of October 1, 2014, Natural Resource Partners L.P. completed its acquisition of VantaCore Partners LP. The Company's portion of the sale proceeds was approximately $13.6 million, of which $2.9 million will be held in escrow pending certain post-closing obligations or the expiration of certain time periods. See the section titled "Asset Portfolio and Related Developments" in Item 7 and Note 12 of the Notes to the Consolidated Financial Statement included in this report for additional information concerning this transaction.
Financing Transactions
January 2014 Common Stock Offering. On January 21, 2014, we completed a registered public offering of 7,475,000 shares of common stock, raising approximately $49 million in gross proceeds (net proceeds of approximately $45.6 million after underwriters’ discount), the proceeds of which were used to acquire the Portland Terminal Facility as described above.
New Revolving Line of Credit. On September 26, 2014 we entered into the Regions Revolver, a $30.0 million revolving credit facility with Regions Bank, then on November 24, 2014, we increased the credit facility, to $90.0 million in conjunction with the MoGas Pipeline System acquisition described above. For additional information, see the section titled "Liquidity and Capital Resources" in Item 7, and Note 14 of the Notes to Consolidated Financial Statements, respectively, included in this report.
November 2014 Common Stock Offering. On November 17, 2014, we completed a registered public offering of 14,950,000 shares of common stock, raising approximately $102 million in gross proceeds (net proceeds of approximately $96 million after underwriters’ discount), the proceeds of which were used to acquire the MoGas Pipeline System as described above.
January 2015 Preferred Stock Offering. On January 27, 2015, we completed a registered public offering of 2,000,000 depositary shares, each representing 1/100th of a share of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock and, on February 5, 2015, we sold an additional 250,000 depositary shares pursuant to the underwriters' exercise of their over-allotment option. We used the net proceeds from this offering (approximately $54.5 million after underwriting discount) to repay outstanding indebtedness under the Regions Revolver and for general corporate purposes.
MANAGEMENT
Our Manager
We are externally managed by Corridor. Corridor is a real property asset manager with a focus on U.S. energy infrastructure real property assets. Corridor assists us in identifying infrastructure real property assets that can be leased to businesses that make goods, provide services or own assets other than securities, and is generally responsible for our day-to-day operations.
Corridor Team
Each of our officers is an employee of Corridor or one of its affiliates.  Corridor is not obligated to dedicate certain of its employees exclusively to us, nor are it or its employees obligated to dedicate any specific portion of its or their time to our business.  As described below, we pay a management fee and certain other fees to Corridor, which it uses in part to pay compensation to its officers and employees who, notwithstanding that some of them also are our officers, receive no cash compensation directly from us.
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
Private Investment Monitoring
We monitor our private investments to determine progress relative to meeting the Company’s business plan and to assess the Company’s strategic and tactical courses of action. This monitoring is accomplished by attendance at Board of Directors meetings, ad hoc communications with portfolio company management, the review of periodic operating and financial reports, an analysis of relevant reserve information and capital expenditure plans, and periodic consultations with engineers, geologists, and other experts. The performance of each private portfolio company is also periodically compared to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers. Corridor’s monitoring activities are expected to provide us with information that will enable us to monitor compliance with existing covenants.
Management Agreement
Under our Management Agreement, Corridor (i) presents the Company with suitable acquisition opportunities consistent with the investment policies and objectives of the Company, (ii) is responsible for the day-to-day operations of the Company, and (iii) performs such services and activities relating to the assets and operations of the Company as may be appropriate. The Management Agreement does not have a specific term, and will remain in place unless terminated by the Company or the Manager in the manner permitted pursuant to the agreement.
The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s Managed Assets as of the end of each quarter. For purposes of the Management Agreement, “Managed Assets” means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses, and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company’s securities portfolio will be valued at then-current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.
The Management Agreement includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock.
Administrative Agreement
Under our Administrative Agreement, Corridor, as our administrator, performs (or oversees or arranges for the performance of) the administrative services necessary for our operation, including without limitation providing us with equipment, clerical, bookkeeping and record keeping services. For these services we pay our administrator a fee equal to 0.04 percent of our aggregate average daily Managed Assets, with a minimum annual fee of $30 thousand.

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
Advisory Agreement
TCA is compensated by Corridor to provide investment services related to the monitoring and disposition of our legacy private securities investments. TCA is a registered investment adviser with approximately $17.5 billion of assets under management in the U.S. energy infrastructure sector and 61 employees as of February 28, 2015.
Employees
As we are externally managed, we have no employees at the corporate level. Our subsidiary, Omega, has one part-time and five full-time employees. Our subsidiary MoGas has 15 full-time employees.
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

GLOSSARY OF DEFINED TERMS

Certain of the defined terms used in this report are set forth below:

1934 Act: the Securities Exchange Act of 1934, as amended

Administrative Agreement: The Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor.

Arc Logistics: Arc Logistics Partners LP (NYSE-ARCX)

Arc Terminals: Arc Terminals Holdings LLC, an indirect wholly-owned operating subsidiary of Arc Logistics bcf/d: billion cubic feet per day

BLM: Bureau of Land Management

Code: the Internal Revenue Code of 1986, as amended

CorPrivate: Corridor Private, Inc.

Corridor: Corridor InfraTrust Management, LLC

Corridor MoGas: Corridor MoGas, Inc.

CPI: Consumer Price Index

EIP: the Eastern Interconnect Project

EPAct 2005: the Energy Policy Act of 2005

FERC: Federal Energy Regulatory Commission

Four Wood Corridor: Four Wood Corridor, LLC

GAAP: U.S. generally accepted accounting principles

LDCs: local distribution companies

Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC

Management Agreement: the Management Agreement effective July 1, 2013, as amended effective January 1, 2014, between the Company and Corridor

MoGas: MoGas Pipeline LLC

MoGas Pipeline System: an approximately 263 mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, owned and operated by MoGas

Mowood: Mowood, LLC, the holding company of Omega Pipeline Company, LLC

NGA: Natural Gas Act of 1938

NGPA: Natural Gas Policy Act of 1978

Omega: Omega Pipeline Company, LLC

Pinedale LGS: the Pinedale Liquids Gathering system, a system of pipelines and central gathering facilities located in the Pinedale Anticline in Wyoming

Pinedale Lease Agreement: the December 2012 agreement pursuant to which the Pinedale LGS assets are triple-net leased to a wholly owned subsidiary of Ultra Petroleum

Pinedale LP: Pinedale Corridor, LP

Pinedale GP: the general partner of Pinedale LP

Portland Lease Agreement: the January 2014 agreement pursuant to which the Portland Terminal Facility is triple-net leased to Arc Terminals, a wholly owned subsidiary of Ultra Petroleum

Portland Terminal Facility: a petroleum products terminal located in Portland, Oregon

PNM: Public Service Company of New Mexico

Prudential: The Prudential Insurance Company of America

QDI: qualified dividend income

QRS: qualified REIT subsidiary

Regions Revolver: the Company’s $90 million revolving line of credit facility with Regions Bank

REIT: real estate investment trust

SWDE: SWD Enterprises, LLC

Tcfe: Trillion cubic feet equivalent

TCA: Tortoise Capital Advisors, L.L.C.

TRS: taxable REIT subsidiary

Ultra Petroleum: Ultra Petroleum Corp. (NYSE-UPL)

Ultra Wyoming: Ultra Wyoming LGS LLC, an indirect wholly owned subsidiary of Ultra Petroleum

UPS: United Property Systems, LLC

VantaCore: VantaCore Partners LP
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
Risks Related to Our Investments in Real Estate and the U.S. Energy Infrastructure Sector
The majority of our infrastructure real property assets are leased to a single tenant.
The Pinedale LGS represented approximately 47 percent of our total assets as of December 31, 2014 and the lease payments under the Pinedale Lease Agreement with Ultra Wyoming represented approximately 50 percent of our total revenue for the year ended December 31, 2014. Ultra Wyoming or Ultra Petroleum, one of the guarantors of Ultra Wyoming’s obligations under the Pinedale Lease Agreement and Ultra Wyoming’s ultimate parent company, may experience a downturn in its business, which may weaken its financial condition and result in Ultra Wyoming’s failure to make timely lease payments or give rise to default under the Pinedale Lease Agreement or Ultra Petroleum’s failure to meet its related parent guaranty obligations. In the event of a default by Ultra Wyoming or Ultra Petroleum, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. In addition, if Ultra Wyoming fails to renew the Pinedale Lease Agreement and we cannot find a new lessee at the same or better lease rates, the expiration of the Pinedale Lease Agreement in 2027 could have a material adverse impact on our business and financial condition.
The following is a brief summary of certain risk factors disclosed by Ultra Petroleum in its most recent Annual Report on Form 10-K, which should be carefully considered before you decide to invest in shares of our common stock. For a complete discussion of the risks that may be applicable to Ultra Petroleum, please review its complete Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

•
Ultra Petroleum’s reserve estimates may turn out to be incorrect if the assumptions upon which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of Ultra Petroleum’s reserves.

•	Competitive industry conditions may negatively affect Ultra Petroleum’s ability to conduct operations.

•	Factors beyond Ultra Petroleum’s control affect its ability to effectively market production and may ultimately affect its financial results.

•	A decrease in oil and natural gas prices may adversely affect Ultra Petroleum’s results of operations and financial condition.

•
A substantial portion of Ultra Petroleum's reserves and production is natural gas. Prices for natural gas have been lower in recent years than at various times in the past and may remain lower in the future. Sustained low prices for natural gas may adversely affect Ultra Petroleum's operations and financial condition.

•	Sustained low prices for oil may adversely affect Ultra Petroleum’s operations and financial condition. Most of the production from its Uinta Basin properties is crude oil.

•	Compliance with environmental and other governmental regulations could be costly and could negatively impact Ultra Petroleum’s production.

•	Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and gas that Ultra Petroleum produces.

•	Potential physical effects of climate change could adversely affect Ultra Petroleum’s operations and cause it to incur significant costs in preparing for or responding to those effects.

•	Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact Ultra Petroleum’s operations.

•
Ultra Petroleum may not be able to replace its reserves or generate cash flows if it is unable to raise capital. Ultra Petroleum will be required to make substantial capital expenditures to develop its existing reserves and to discover new oil and natural gas reserves.

•	Ultra Petroleum’s operations may be interrupted by severe weather or drilling restrictions.

•	Ultra Petroleum is exposed to operating hazards and uninsured risks that could adversely impact its results of operations and cash flows.

•	If oil and gas prices decrease, Ultra Petroleum may be required to record additional write downs of the carrying value of its oil and natural gas properties.

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
Arc Terminals, or Arc Logistics, the guarantor of Arc Terminals’ obligations under the Portland Lease Agreement, may experience a downturn in its business. If Arc Logistics identifies appropriate acquisition candidates, it may be unable to negotiate successfully the terms of the acquisitions, finance them, or integrate the acquired business into its then existing business. Completing an acquisition and integrating an acquired business may require a significant diversion of Arc Terminals’ management time and resources and involve significant costs. If Arc Terminals makes one or more significant acquisitions in which the consideration includes cash, Arc Terminals could be required to use a substantial portion of its available cash, or obtain financing, in order to consummate such acquisitions. Any of the above may weaken Arc Terminals’ or Arc Logistics’ financial condition and result in Arc Terminals’ failure to make timely lease payments or give rise to another default under the Portland Lease Agreement or Arc Logistics’ failure to meet its related parent guaranty obligations. Further, Arc Terminals or Arc Logistics could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States.
In the event of any of the above by Arc Terminals or Arc Logistics, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. The financial condition of Arc Terminals and Arc Logistics and the ability and willingness of each to satisfy its obligations under the Portland Lease Agreement and the related parent guaranty will have a material impact on our results of operation, ability to service our indebtedness and ability to make distributions. In addition, if Arc Terminals fails to renew the Portland Lease Agreement and we cannot find a new lessee at the same or better lease rates, the expiration of the Portland Lease Agreement in 2027 could have a material adverse impact on our business and financial condition.
We are subject to risks involved in single tenant leases.
We intend to focus our acquisition activities on real properties that are triple-net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease: (i) is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant, (ii) might decrease the value of that property, and (iii) will expose us to 100 percent of all applicable operating costs.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.
We have invested, and expect to continue to invest, in real property assets, which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern the gathering, storage, handling, and transportation of petroleum and other hazardous substances, the emission and discharge of materials into the environment, including wastewater discharges and air emissions, the operation and removal of underground and aboveground storage tanks, the generation, use, storage, treatment, transportation and disposal of solid and hazardous materials and wastes, and the remediation of any contamination associated with such disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. Moreover, if one or more of these hazards occur, there can be no assurance that a response will be adequate to limit or reduce any resulting damage. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings. We also may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Specific issues related to significant energy infrastructure assets that we currently own include the following:

•
Pinedale LGS. Our ownership of the Pinedale LGS subjects us to all of the inherent hazards and risks normally incidental to the transmission, storage and distribution of natural gas and natural gas liquids, such as well site blowouts, cratering and explosions, pipe and other equipment and system failures, uncontrolled flows of natural gas or well fluids, fires, formations with abnormal pressures, pollution and environmental risks and natural disasters.

•
Portland Terminal Facility. The operations at the Portland Terminal Facility involve the storage and throughput of crude oil, petroleum products and chemicals. Our ownership of the Portland Terminal Facility subjects us to the inherent hazards and risks normally incidental to these operations, such as fires, explosions, accidental spills, discharges or other releases of petroleum or hazardous substances into the environment and neighboring areas, disruptions in supply infrastructure or logistics and other equipment failures, pollution and environmental risks and disasters for which we may incur substantial liabilities, including those to investigate and remediate.

•
MoGas. In addition to the pipeline safety regulations discussed below, MoGas' operations are subject to extensive federal, regional, state and local environmental laws and regulations including, for example, the Clean Air Act (CAA), the Clean Water Act, CERCLA, the Resource Conservation and Recovery Act, OPA, OSHA and analogous state laws. These laws and regulations may restrict or impact MoGas' business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, restricting the manner in which it disposes of wastes, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control requirements, and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. MoGas may be unable to recover some or all of the resulting costs through insurance or increased revenues, which could have a material adverse effect on its business, results of operations and financial condition.
State and federal laws in this area are constantly evolving, and some environmental laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, may impose material environmental liability and/or require material expenditures by us to avoid such liability. Further, our tenant companies’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. We intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including where deemed necessary, obtaining environmental assessments of properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or whether a prior owner of a property created a material environmental condition not known to us.
Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal fines or penalties, permit revocations, and injunctions limiting or prohibiting some or all of the operations at our facilities. Any material compliance expenditures, fines, or damages we must pay could materially and adversely affect our business, assets or results of operations and, consequently, would reduce our ability to make distributions.
A terrorist attack, act of cyber-terrorism or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the U.S., whether or not targeted at our assets or those of our tenants, investees or customers, could adversely affect the U.S. and global economies and could prevent us from meeting our financial and other obligations. Both we and our tenants and investees could experience loss of business, delays or defaults in payments from customers or disruptions of supplies and markets if domestic and global utilities or other energy infrastructure companies are direct targets or indirect casualties of an act of terror or war. Additionally, both we and our tenants and other investees rely on financial and operational computer systems to process information critically important for conducting various elements of our respective businesses. Any act of cyber-terrorism or other cyber-attack resulting in a failure of our computer systems, or those of our tenants, customers, suppliers or others with whom we do business, could materially disrupt our ability to operate our respective businesses and could result in a financial loss to the Company and possibly do harm to our reputation. Accordingly, terrorist activities and the threat of potential terrorist activities (including cyber-terrorism) and any resulting economic downturn could adversely affect our business, financial condition and results of operations. Any such events also might result in increased volatility in national and international financial markets, which could limit our access to capital or increase our cost of obtaining capital.
Some losses related to our real property assets, including, among others, losses related to potential terrorist activities, may not be covered by insurance and would adversely impact distributions to stockholders.
Our leases will generally require the tenant companies to carry comprehensive liability and casualty insurance on our properties comparable in amounts and against risks customarily insured against by other companies engaged in similar businesses in the same geographic region as our tenant companies. We believe the required coverage will be of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property if our tenant company fails to pay us the casualty value in excess of such insurance limit, if any, or to indemnify us for such loss. This would in turn reduce the amount of income available for distributions. We would, however, remain obligated to repay any secured indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), which extended such program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold will be raised gradually from its current level of $100 million in 2014 to $200 million in 2020. Additionally, the bill increases insurers' co-payments for losses exceeding their deductibles, in annual steps, from 15% in 2014 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. Further, if TRIPRA is not continued beyond 2020 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties. There can be no assurance our tenant companies will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

MoGas' natural gas transmission operations are subject to regulation by the FERC.
MoGas' business operations are subject to regulation by the FERC, including the types and terms of services MoGas may offer to its customers, construction of new facilities, creation, modification or abandonment of services or facilities, recordkeeping and relationships with affiliated companies. Compliance with these requirements can be costly and burdensome and FERC action in any of these areas could adversely affect MoGas' ability to compete for business, construct new facilities, offer new services or recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to the FERC’s regulations. We cannot give any assurance regarding the likely future regulations under which MoGas will operate its natural gas transmission business or the effect such regulations could have on MoGas' business, financial condition and results of operations.
Rate regulation could limit MoGas' ability to recover the full cost of operating its pipelines, including a reasonable return.
The rates MoGas can charge for its natural gas transmission operations are regulated by the FERC pursuant to the Natural Gas Act of 1938 (“NGA”). Under the NGA, MoGas may only charge rates that have been determined to be just and reasonable by the FERC and is prohibited from unduly preferring or unreasonably discriminating against any person with respect to its rates or terms and conditions of service. The FERC establishes both the maximum and minimum rates MoGas can charge. The basic elements that the FERC considers are the costs of providing service, the volumes of gas being transported or stored, the rate design, the allocation of costs between services, the capital structure and the rate of return a natural gas company is permitted to earn.
MoGas may not be able to recover all of its costs through existing or future rates. Proposed rate increases may be challenged by protest and allowed to go into effect subject to refund. Even if a rate increase is permitted by the FERC to become effective, the rate increase may not be adequate. To the extent MoGas' costs increase in an amount greater than its revenues increase, or there is a lag between MoGas' cost increases and its ability to file for and obtain rate increases, MoGas' operating results would be negatively affected.
MoGas' existing rates may be challenged in a proceeding before FERC. In such a proceeding, the FERC may reduce MoGas' rates if the FERC finds the rates are not just and reasonable or are unduly discriminatory. Any successful challenge against MoGas' rates could have an adverse impact on its future revenues associated with providing transmission services. In addition, future changes to laws, regulations and policies may impair MoGas' ability to recover costs, which could adversely impact its financial condition and results of operations.
MoGas could be subject to penalties and fines if it fails to comply with FERC regulations.
Should the FERC find that MoGas has failed to comply with all applicable FERC-administered statutes, rules, regulations, and orders, or with the terms of MoGas' tariffs on file with the FERC, MoGas could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005 (“EPAct 2005”), the FERC has civil penalty authority under the NGA and Natural Gas Policy Act of 1978 (“NGPA”) to impose penalties for violations of up to $1.0 million per day for each violation, to revoke existing certificate authority and to order disgorgement of profits associated with any violation.
The revenues of MoGas' business are generated under contracts that are subject to cancellation on an annual basis.
Substantially all of the revenues of MoGas' business are generated under transportation contracts which have an initial term of at least one year and renew automatically on a month-to-month basis, but are subject to cancellation by the customer on 365 days’ notice. If MoGas is unable to succeed in replacing any contracts cancelled by local distribution companies (“LDCs”) or other customers that account for a significant portion of its revenues, or in renegotiating such contracts on terms substantially as favorable as the existing contracts, MoGas could suffer a material reduction in its revenues, financial results and cash flows. The maintenance or replacement of existing contracts with MoGas' customers at rates sufficient to maintain current or projected revenues and cash flows ultimately depends on a number of factors beyond its control, including competition from other pipelines, the proximity of supplies to the markets, and the price of, and demand for, natural gas. In addition, changes in state regulation of LDCs may cause them to exercise their cancellation rights in order to turn back their capacity when the contracts expire. Recently, two key customers have taken steps to negotiate terms other than those to which they first became subject on November 1, 2014 by providing notice of termination to MoGas in accordance with the terms of their contracts.
MoGas depends on certain key customers for a significant portion of its revenues. The loss of any of these key customers could result in a decline in MoGas' business.
MoGas relies on certain key customers for a significant portion of its revenues. Laclede Gas, Ameren Energy and Omega Pipeline Company (an affiliate of the Company) accounted for approximately 67 percent, 19 percent and 10 percent, respectively, of MoGas' contracted revenues for the year ended December 31, 2014. The loss of all or even a portion of the contracted volumes of these or other customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on MoGas' business, financial condition and results of operations, unless it is able to contract for comparable volumes from other customers at favorable rates.
MoGas is exposed to the credit risk of its customers and its credit risk management may not be adequate to protect against such risk.
MoGas is subject to the risk of loss resulting from nonpayment and/or nonperformance by its customers. MoGas' credit procedures and policies may not be adequate to fully eliminate customer credit risk. If MoGas fails to adequately assess the creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them and inability to re-market the resulting capacity could have a material adverse effect on MoGas' business, financial condition and results of operations. MoGas may not be able to effectively re-market such capacity during and after insolvency proceedings involving a customer.
MoGas' operations are subject to operational hazards and unforeseen interruptions. If a significant accident or event occurs that results in a business interruption or shutdown for which MoGas is not adequately insured, its operations and financial results could be materially adversely affected.
MoGas' operations are subject to many hazards inherent in the transmission of natural gas, including:

•	aging infrastructure, mechanical or other performance problems;

•	damage to pipelines, facilities and related equipment caused by tornadoes, floods, fires and other natural disasters, explosions and acts of terrorism;

•	inadvertent damage from third parties, including from construction, farm and utility equipment;

•	leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;

•	operator error;

•
environmental hazards, such as natural gas leaks, product and waste spills, pipeline and tank ruptures, and unauthorized discharges of products, wastes and other pollutants into the surface and subsurface environment, resulting in environmental pollution; and

•	explosions.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of MoGas' related operations or services. A natural disaster or other hazard affecting the areas in which MoGas operates could have a material adverse effect on MoGas' operations and the financial results of its business.
Pipeline safety integrity programs and repairs may impose significant costs and liabilities on MoGas.
The Federal Office of Pipeline Safety within the U.S. Department of Transportation requires pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect pipeline segments located in “high consequence areas” where a leak or rupture could potentially do the most harm. As an operator, MoGas is required to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventative and mitigating actions.
MoGas is required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions could require significant capital and operating expenditures. Should MoGas fail to comply with the Federal Office of Pipeline Safety’s rules and related regulations and orders, it could be subject to significant penalties and fines, which could have a material adverse effect on MoGas' business, results of operations and financial condition.

Certain of MoGas' services may be subject to fixed-price “negotiated rate” contracts that are not subject to adjustment, even if its cost to perform such services exceeds the revenues received from such contracts.
Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC regulated, cost-based recourse rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. Any shortfall of revenue as result of these “negotiated rate” contracts could decrease MoGas' cash flow.
MoGas competes with other pipelines.
The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to supplies, flexibility and reliability of service. Additionally, FERC’s policies promote competition in natural gas markets by increasing the number of natural gas transmission options available to MoGas' customer base. Any current or future pipeline system or other form of transmission that delivers natural gas into the areas that MoGas serves could offer transmission services that are more desirable to shippers than those MoGas provides because of price, location, facilities or other factors. Increased competition could reduce the volumes of product MoGas transports or, in instances where MoGas does not have long-term contracts with fixed rates, could cause MoGas to decrease the transmission rates it can charge its customers. Competition could intensify the negative impact of factors that adversely affect the demand for MoGas' services, such as adverse economic conditions, weather, higher fuel costs and taxes or other regulatory actions that increase the cost, or limit the use, of products MoGas transports.
The expansion of MoGas' existing assets and construction of new assets is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect MoGas' results of operations and financial condition.
One of the ways MoGas may grow its business is through the expansion of its existing assets and construction of additional energy infrastructure assets. The construction of additions or modifications to MoGas' existing pipelines, and the construction of other new energy infrastructure assets, involve numerous regulatory, environmental, political and legal uncertainties beyond MoGas' control and will require the expenditure of significant capital that it would be required to raise. If MoGas undertakes these projects they may not be completed on schedule, at the budgeted cost or at all. Moreover, MoGas' revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if MoGas expands a new pipeline, the construction may occur over an extended period of time, and MoGas will not receive any material increases in revenues until the project is completed. Any new pipelines may not be able to attract enough throughput to achieve MoGas' expected investment return, which could adversely affect its results of operations and financial condition. The construction of new pipelines may also require MoGas to obtain new rights-of-way, and it may become more expensive for it to obtain these new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, MoGas' cash flows could be adversely affected, which also could have a material adverse effect on its results of operation and financial condition.
The operation of our energy infrastructure assets, including without limitation those of MoGas , could be adversely affected if third-party pipelines, railroads or other facilities interconnected to our facilities become partially or fully unavailable.
Our facilities, as well as those of our tenants, connect to other pipelines, railroads or facilities owned by third parties. In particular, MoGas depends upon third-party pipelines and other facilities that provide delivery options to and from its pipelines. For example, its pipelines interconnect, directly or indirectly, with virtually every major interstate pipeline in the eastern portion of the U.S. and a significant number of intrastate pipelines. Because we do not own these third party facilities, their continuing operation is not within our control. Accordingly, these pipelines and other facilities may become unavailable, or available only at a reduced capacity. If these pipeline connections were to become unavailable to MoGas for current or future volumes of natural gas due to repairs, damage, lack of capacity or any other reason, MoGas' ability to operate efficiently and continue shipping natural gas to end markets could be restricted, thereby reducing its revenues. Likewise, if any of these third-party pipelines or facilities becomes unable to transport any products distributed or transported through our other facilities, such as an interruption in rail or pipeline service to the Portland Terminal Facility, our business, results of operations, financial condition and ability to make cash distributions to our stockholders could be adversely affected.
MoGas does not own all of the land on which its pipelines are located, which could disrupt MoGas' operations.
MoGas does not own all of the land on which its pipelines are located, and MoGas is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use rights required to conduct its operations. MoGas obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. In certain instances, MoGas' rights-of-way may be subordinate to that of government agencies, which could result in costs or interruptions to MoGas' service. Restrictions on MoGas' ability to use its rights-of-way, through MoGas' inability to renew right-of-way contracts or otherwise, could have a material adverse effect on its business, results of operations and financial condition.

The lack of availability of natural gas resources may cause customers to seek alternative energy resources, which could materially affect MoGas' revenues, earnings and cash flows.
MoGas' natural gas business is dependent on the continued availability of natural gas production and reserves. Prices for natural gas, regulatory limitations on the development of natural gas supplies or a shift in supply sources could adversely affect development of additional reserves and production that are accessible by MoGas' facilities. Lack of commercial quantities of natural gas available to these assets could cause customers to seek alternative energy resources, thereby reducing their reliance on MoGas' services, which in turn would materially affect its revenues, earnings and cash flows.
MoGas is exposed to costs associated with lost and unaccounted for volumes.
A certain amount of natural gas is naturally lost in connection with its transmission across a pipeline system, and under MoGas' contractual arrangements with its customers, MoGas is entitled to retain a specified volume of natural gas in order to compensate it for such lost and unaccounted for volumes as well as the natural gas used to run MoGas' compressor stations, which we refer to as fuel usage. The level of fuel usage and lost and unaccounted for volumes on MoGas' transmission system may exceed the natural gas volumes retained from its customers as compensation for fuel usage and lost and unaccounted for volumes pursuant to its contractual agreements. The FERC-approved tariffs of MoGas provide for annual filings to adjust the amount of gas retained from customers to eliminate any overages or shortfalls from the prior year. Future exposure to the volatility of natural gas prices as a result of gas imbalances on MoGas' systems could have a material adverse effect on its business, financial condition and results of operations.
Reductions in demand for natural gas and low market prices of commodities adversely affect MoGas' Pipeline’s operations and cash flows.
MoGas' regulated business is generally economically stable and not significantly affected in the short term by changing commodity prices. However, its business can be negatively affected in the long term by sustained downturns in the economy or long-term conservation efforts, which could affect long-term demand and market prices for natural gas. These factors are beyond MoGas' control and could impair its ability to meet long-term goals.
Most of MoGas' revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. However, lower overall economic output would reduce the volume of natural gas transported, resulting in lower earnings and cash flows. Transmission revenues could be affected by long-term economic declines, resulting in the non-renewal of long-term contracts at the time of expiration. Lower demand for natural gas and oil, along with lower prices for natural gas, could result from multiple factors that affect the markets where MoGas operates, including:

•	weather conditions, such as abnormally mild winter or summer weather, resulting in lower energy usage for heating or cooling purposes, respectively;

•	reduced supply of and demand for energy commodities, including any decrease in the production of natural gas, could negatively affect MoGas' transmission businesses due to lower throughput; and

•	reduced capacity and transmission service into, or out of, MoGas' markets.
Our assets and operations, as well as those of our tenants and other investees and customers, can be affected by extreme weather patterns and other natural phenomena.
Our assets and operations, as well as those of our tenants and other investees and customers, can be adversely affected by floods, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. These events also could result in significant volatility in the supply of energy and power, which might create fluctuations in commodity prices and earnings of companies in the energy infrastructure sector. A significant disruption in our operations or those of our tenants, investees or customers, or a significant liability for which we or any affected tenant or investee is not fully insured, could have a material adverse effect on our business, results of operations, and financial condition. Moreover, extreme weather events could adversely impact the valuation of our energy infrastructure assets.
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
If we have to replace the tenant under any of our leases of energy infrastructure assets, we may have trouble identifying a new tenant that will agree to acceptable lease terms.
If we determine that a renewal of a lease with any present or future tenant of any of our energy infrastructure assets is not in the best interests of our stockholders, if a tenant determines it no longer wishes to be the tenant under a lease upon its expiration, if we desire to terminate a lease as a result of a breach of that lease by the tenant or if we lose any tenant as a result of such tenant’s bankruptcy, then in each circumstance we would need to identify a new tenant for the lease. Any new tenant would need to be a qualified and reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as our tenant. Furthermore, in many such circumstances any new tenant of a significant portion of our assets would need to be willing and able to make their financial statements public and agree to timely provide us with those financial statements in order for us comply with our obligation to include our tenant’s financial statements in the periodic reports we file under the Securities Exchange Act of 1934, as amended (Exchange Act). There is no assurance that we would be able to identify a tenant that meets these criteria, or that if we are able to identify any such tenant, we would receive lease terms from a new tenant that are as favorable as the lease terms that were in place with the prior tenant.
The relative illiquidity of our real property and energy infrastructure asset investments may interfere with our ability to sell our assets when we desire and may discourage third parties form seeking to acquire control of the Company or our business.
Investments in real property and energy infrastructure assets are relatively illiquid compared to other investments. Accordingly, we may not be able to sell such assets when we desire or at prices acceptable to us in response to changes in economic or other conditions. This could substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders. Further, the relative illiquidity of our assets may make us less desirable to third parties seeking to acquire our business, which may prevent a change in control of the Company that would be in the best interests of our stockholders.
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
A decrease in the production of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other such commodities, or a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, may adversely impact the financial performance of companies in the energy infrastructure sector. Production declines and volume decreases could be caused by various factors, including catastrophic events affecting production, depletion of resources, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import supply disruption, or increased competition from alternative energy sources. Alternatively, a sustained decline in demand for such commodities could also adversely affect the financial performance of companies in the energy infrastructure sector. Factors that could lead to a decline in demand include economic recession or other adverse economic conditions, higher fuel taxes or governmental regulations, increases in fuel economy, consumer shifts to the use of alternative fuel sources, changes in commodity prices or weather. Factors that could lead to a decrease in market demand include a recession or other adverse economic conditions, an increase in the market price of the underlying commodity, higher taxes or other regulatory actions that increase costs, or a shift in consumer demand for such products. Demand may also be adversely impacted by consumer sentiment with respect to global warming or by any state or federal legislation intended to promote the use of alternative energy sources such as bio-fuels, solar and wind. Should energy infrastructure companies experience variations in supply and demand as described above, the resulting decline in operating or financial performance could impact the value or quality of our assets.
Energy infrastructure companies are and will be subject to the risk of fluctuations in commodity prices.
In addition to fluctuations in supply and demand as discussed above, the operations and financial performance of companies in the energy infrastructure sector may be directly affected by energy commodity prices, especially those companies in the energy infrastructure sector owning the underlying energy commodity. Commodity prices fluctuate for several reasons, including changes in market and economic conditions, the impact of weather on demand or supply, levels of domestic production and imported commodities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices also make it more difficult for companies in the energy infrastructure sector to raise capital to the extent the market perceives that their performance may be tied directly or indirectly to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility. Should energy infrastructure companies experience variations in supply and demand as described above, the resulting decline in operating or financial performance could impact the value or quality of our assets.
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
As of December 31, 2014, we had outstanding consolidated indebtedness of approximately $99 million. Our leverage could have important consequences. For example, it could:

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
Pinedale LP borrowed $70 million under its credit facility to finance the acquisition of the Pinedale LGS and such indebtedness will mature in 2015 or 2016, if the option to extend the date of maturity is exercised. The outstanding balance on this indebtedness was $67.1 million at December 31, 2014. Pinedale LP may not be able to refinance that indebtedness on its existing terms or at all. If funding is not available when needed, or is available only on unfavorable terms, we may not be able to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategies, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
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
Risks Related to REIT Qualification and Federal Income Tax Laws
We have elected to be taxed as a REIT for fiscal 2013 and subsequent years, but the IRS may challenge our qualification as a REIT.
We have elected to be a REIT for federal income tax purposes. In order to qualify as a REIT, a substantial percentage of our income must be derived from, and our assets consist of, real estate assets, and, in certain cases, other investment property. We have acquired and managed investments which satisfy the REIT tests. Whether a particular investment is considered a real estate asset for such purposes depends upon the facts and circumstances of the investment. Due to the factual nature of the determination, the IRS may challenge whether any particular investment will qualify as a real estate asset or realize income which satisfies the REIT income tests. In determining whether an investment is a real property asset, we will look at the Code and the IRS’s interpretation of the Code in regulations, published rulings, private letter rulings and other guidance. In the case of a private letter ruling issued to another taxpayer, we would not be able to bind the IRS to the holding of such ruling. If the IRS successfully challenges our qualification as a REIT we may not be able to achieve our objectives and the value of our stock may decline. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as qualified dividend income (“QDI”). To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we have distributed such earnings and profits in 2013, which have been treated as QDI.
Fluctuations in the fair market value of the assets that we own and that are owned by our TRS may adversely affect our continued qualification as a REIT.
We have to satisfy the asset tests at the end of each quarter. Although fluctuations in the fair market value of our assets should not adversely affect our qualification as a REIT, we must satisfy the asset test immediately after effecting the REIT acquisition of any asset. Thus, we may be limited in our ability to purchase certain assets depending upon the potential fluctuations in the fair market value of our direct and indirect assets. As fair market value determinations are inherently factual, risks exist as to the fair market determination.
Although we believe that the Pinedale LGS and the Portland Terminal Facility constitute real estate assets for tax purposes, that belief is not binding on the Internal Revenue Service or any court and does not guarantee our qualification as a REIT.
In 2007, 2009 and 2010, the IRS issued three separate private letter rulings that confirmed certain energy infrastructure assets as real estate assets for tax purposes.  The potential qualifying real estate assets in the energy infrastructure sector include electric transmission and distribution systems, pipeline systems, and storage and terminaling systems. Further, the IRS proposed regulations in 2014 clarifying that certain infrastructure assets constitute real estate assets for REIT purposes. We believe that substantially all of the Pinedale LGS and Portland Terminal Facility constitute real estate assets for tax purposes consistent with these private letter rulings and the proposed regulations. Although both private letter rulings and the proposed regulations provide insight into the current thinking of the IRS on tax issues, the private letter rulings may only be relied upon by the taxpayer to whom they were issued and are not binding on the IRS with respect to us, the Pinedale LGS or the Portland Terminal Facility, and the proposed regulations have not been finalized. We have not obtained any private letter rulings with respect to the Pinedale LGS or the Portland Terminal Facility. If the Pinedale LGS does not constitute a real estate asset for federal income tax purposes, we would likely fail to qualify as a REIT, would not achieve our objectives and the value of our stock could decline.
We are subject to a corporate level tax on certain built in gains if certain assets are sold during the 10 year period following our initial election to be taxed as a REIT.
Generally, a REIT is treated as a flow-through entity for federal income tax purposes, as a REIT’s income is generally subject to a single level of federal taxation, which is accomplished by the REIT annually distributing at least ninety percent of its REIT taxable income.
However, through 2022, we will be subject to a REIT level federal income tax on any built-in gain recognized during such period. We do not anticipate incurring any significant built-in gain tax. If a REIT satisfies the minimum distribution requirement, it generally is entitled to a deduction for dividends paid. The REIT stockholders are then required to report the REIT dividend as ordinary income. A REIT stockholder’s receipt of dividends generally will not qualify as qualified dividend income or for the dividends received deduction discussed above. Thus, as a REIT, we are more favorably treated for federal income tax purposes than under our prior taxation as a C corporation.
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
There are uncertainties relating to the estimate of our special distribution.
To qualify for taxation as a REIT, we were required to distribute to our stockholders all of our pre-REIT accumulated earnings and profits, if any, as measured for federal income tax purposes, prior to the end of 2013. Any determination that we failed to appropriately make the special distribution could result in our disqualification for taxation as a REIT. The determination of the timing and amount to be distributed in the special distribution involved a complex factual and legal determination. It is possible that the IRS could interpret the applicable law differently than we did in making such determination. We believe that our distributions did satisfy the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. There are, however, substantial uncertainties relating to the computation of our distribution, including the possibility that the IRS could, in auditing tax years prior to our REIT election, successfully assert that our taxable income should be increased, which could increase our pre-REIT accumulated earnings and profits. Thus, we may have failed to satisfy the requirement that we distribute all of our pre-REIT accumulated earnings and profits by the close of 2013. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT accumulated earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so.
Failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.
Beginning with our fiscal year ended December 31, 2013, we believe our income and investments have allowed us to meet the income and asset tests necessary for us to qualify for and we have elected to be taxed as a REIT for fiscal 2013 and 2014. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. Accordingly, we cannot assure you that we will be organized or will operate to qualify as a REIT for future fiscal years. If, with respect to any taxable year, we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. After our initial election and qualification as a REIT, if we later failed to so qualify and we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for four subsequent taxable years. If we fail to qualify as a REIT, corporate-level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
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
To maintain our qualification as a REIT for U.S. federal income tax purposes, our articles of incorporation include provisions designed to ensure that not more than 50 percent in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Internal Revenue Code to include certain entities such as private foundations) at any time during the last half of any taxable year. Our articles generally prohibit any individual (as defined under the Internal Revenue Code to include certain entities) from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions of the Internal Revenue Code, (i) more than 9.8 percent (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of our common stock or (ii) more than 9.8 percent in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for federal income tax purposes. Subject to the exceptions described below, our articles of incorporation further prohibit any person or entity from actually or constructively owning shares in excess of these limits. We refer to these restrictions as the “ownership limitation provisions.” Our articles of incorporation also provide that any transfer of shares of our capital stock which would, if effective, result in our capital stock being beneficially owned by fewer than 100 persons (as determined pursuant to the Internal Revenue Code) shall be void ab initio and the intended transferee shall acquire no rights in such shares. These ownership limitation provisions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of common stock. However, upon request, our board of directors may waive the ownership limitation provisions with respect to a particular stockholder and establish different ownership limitation provisions for such stockholder. In granting such waiver, our board of directors may also require the stockholder receiving such waiver to make certain representations, warranties and covenants related to our ability to qualify as a REIT.
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
We intend to purchase certain properties and simultaneously lease the same property back to the seller of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
As a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90 percent of our REIT taxable income in order to deduct distributions to our stockholders. As a result, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.
As a REIT, we are required to distribute at least 90 percent of our REIT taxable income in order to deduct distributions to our stockholders, and as such we may require additional capital to make new investments or carry existing investments. We may acquire additional capital from the issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and we borrow money from banks or other financial institutions, which we refer to collectively as “senior securities.” As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common stock in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common stock, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.
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
If we acquire C corporations in the future, we may inherit material tax liabilities and other tax attributes from such acquired corporations, and we may be required to distribute earnings and profits.
From time to time we may acquire C corporations or assets of C corporations in transactions in which the basis of the corporations’ assets in our hands is determined by reference to the basis of the assets in the hands of the acquired corporations, or carry-over basis transactions.
In the case of assets we acquire from a C corporation in a carry-over basis transaction, if we dispose of any such asset in a taxable transaction (including by deed in lieu of foreclosure) during the ten-year period beginning on the date of the carry-over basis transaction, then we will be required to pay tax at the highest regular corporate tax rate on the gain recognized to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted tax basis in the asset, in each case determined as of the date of the carry-over basis transaction. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the income tax consequences of such qualification.
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
The following considerations related to provisions of Maryland General Corporation Law, and of our charter and bylaws, may have the effect of discouraging, delaying or making difficult a change in control of our Company or the removal of our incumbent directors:

•
We are subject to the Business Combination Act of the Maryland General Corporation Law (MGCL). However, pursuant to the statute, our Board of Directors has adopted a resolution exempting us from the Maryland Business Combination Act for any business combination between us and any person to the extent that such business combination receives the prior approval of our board.

•
Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult to obtain control of our Company.

•
As described above, our charter includes a share ownership limit designed to preserve our status as a REIT, which may have the effect of precluding an acquisition of control of us without the approval of our Board of Directors.

•	Under our charter, our Board of Directors is divided into three classes serving staggered terms, which will make it more difficult for a hostile bidder to acquire control of us.

•
Our charter also contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. Further, through provisions in our charter and bylaws unrelated to Subtitle 8, we (1) require a two-thirds vote for the removal of any director from the board, which removal must be for cause, (2) vest in the board the exclusive power to fix the number of directors, subject to limitations set forth in our charter and bylaws, and (3) require, unless called by the chairman of our Board of Directors, our chief executive officer, our president or our Board of Directors, the request of stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting to call a special meeting to consider and vote on any matter that may properly be considered at a meeting of stockholders.

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
Our ability to pay dividends is limited by the requirements of Maryland law.
Our ability to pay dividends on our common stock and Series A Preferred Stock is limited by the laws of Maryland. Under Maryland General Corporation Law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock and the Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock and the Series A Preferred Stock.

Risks Related to Our Non-Real Estate Investments
Our securities investments in privately-held companies present certain challenges, including availability of information about these companies and illiquidity that may impact our ability to liquidate these investments in a timely and/or advantageous manner.
We currently have securities investments in privately-held companies. Generally, little public information exists about these companies. If we are unable to obtain all material information about these companies, including with respect to operational, regulatory, environmental, litigation and managerial risks, we may not make a fully-informed investment decision, and we may lose some or all of the money invested in these companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments at advantageous times and prices or in a timely manner. In addition, if we are required to liquidate all or a portion of our private securities investments quickly, we may realize significantly less than the value at which we previously have recorded our investments. We also may face other restrictions on our ability to liquidate an investment in the securities of a portfolio company to the extent that we or one of our affiliates have material non-public information regarding such portfolio company.
All of our securities investments are, and will continue to be, recorded at fair value. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.
We continue to hold investments that are in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. For securities investments that are reported at fair value, we will value these investments quarterly at fair value. We have retained independent valuation firms to provide third-party valuation consulting services. The Audit Committee of our Board of Directors reviews the independent valuation firms’ supporting analyses and accepts the valuations. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the issuing company’s earnings and ability to make payments, the markets in which the issuing company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations are inherently uncertain, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than the determined fair value, which could have a negative impact on our net equity and earnings.
The lack of liquidity in our private securities investments may make it difficult to liquidate these securities at favorable prices, and as a result, we may suffer losses.
We have historically invested in the equity of companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. As of December 31, 2014, all of our securities investments were invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, we may realize significantly less than the value at which we had previously recorded these investments when we liquidate any of these securities. The illiquidity of these securities investments may make it difficult for us to dispose of them at favorable prices, and, as a result, we may suffer losses.
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
We do not believe that we are an investment company under the 1940 Act. If during the period in which we are liquidating our securities investments in privately-held companies we make an investment in securities, or one of our infrastructure real property asset acquisitions were characterized as an investment in securities, we could be deemed an investment company for purposes of the 1940 Act. If we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our operations and the price of our common stock.

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
Additional Risks to Our Stockholders
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
In addition, lenders from whom we may borrow money or holders of our debt securities may have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have granted, and may in the future grant, a security interest in our assets in connection with our debt. In the case of a liquidation event, those lenders or note holders would receive proceeds before our stockholders. If the value of our assets increases, then leveraging would cause the book value of our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the book value of our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our investments and will be subject to prevailing economic conditions and competitive pressures.
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
We cannot assure you that we will be able to pay dividends regularly.
Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries. We cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Furthermore, any new shares of common stock issued will substantially increase the cash required to continue to pay cash dividends at current levels. Any common stock or preferred stock that may in the future be issued to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Additional Risks Related to Our Preferred Stock
The depositary shares are a new issue of securities and do not have an established trading market, which may negatively affect their market value and your ability to transfer or sell your depositary shares.
The depositary shares, each of which represents 1/100th of a share of our Series A Preferred Stock, are a new issue of securities with no established trading market. The depositary shares are listed on the NYSE; however, an active trading market on the NYSE for the depositary shares may not develop or, if one develops, it may not be maintained. As a result, the ability to transfer or sell the depositary shares and any trading price of the depositary shares could be adversely affected.
The market price of the depositary shares representing interests in our Series A Preferred Stock may be adversely affected by the future incurrence of debt or issuance of preferred stock by the Company.
In the future, we may increase our capital resources by making offerings of debt securities and preferred stock of the Company and other borrowings by the Company. The debt securities, preferred stock (if senior to our Series A Preferred Stock) and borrowings of the Company are senior in right of payment to our Series A Preferred Stock, and all payments (including dividends, principal and interest) and liquidating distributions on such securities and borrowings could limit our ability to pay dividends or make other distributions to the holders of depositary shares representing interests in our Series A Preferred Stock.
Because our decision to issue securities and make borrowings in the future will depend on market conditions and other factors, some of which may be beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or borrowings. Thus, holders of the depositary shares representing interests in Series A Preferred Stock bear the risk of our future offerings or borrowings reducing the market price of the depositary shares representing interests in our Series A Preferred Stock.
A holder of depositary shares representing interests in the Series A Preferred Stock has extremely limited voting rights.
The voting rights of a holder of depositary shares are limited. Our common stock is the only class of our securities that carries full voting rights. Voting rights for holders of depositary shares exist primarily with respect to the ability to elect (together with the holders of other series of preferred stock on parity with the Series A Preferred Stock, if any) two additional directors to our board of directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our Charter, including the articles supplementary creating our Series A Preferred Stock (in some cases voting together with the holders of Parity Preferred Stock as a single class) that materially and adversely affect the rights of the holders of depositary shares representing interests in the Series A Preferred Stock or create additional classes or series of our stock that are senior to the Series A Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than certain limited circumstances, holders of depositary shares do not have any voting rights.
The Change of Control conversion feature of Series A Preferred Stock may not adequately compensate the holders, and the Change of Control conversion and redemption features of the shares of Series A Preferred Stock underlying the depositary shares may make it more difficult for a party to take over the Company or discourage a party from taking over the Company.
Upon the occurrence of a Change of Control (as defined in the Articles Supplementary for Series A Preferred Stock), holders of the depositary shares representing interests in our Series A Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date (as defined in the Articles Supplementary for Series A Preferred Stock), we have provided notice of our election to redeem the depositary shares either pursuant to our optional redemption right or our special optional redemption right) to convert some or all of their depositary shares into shares of our common stock (or equivalent value of Alternative Conversion Consideration). Upon such a conversion, the maximum number of shares of common stock that holders of depositary shares will receive for each depositary share converted will be limited to the Share Cap. If the Common Stock Price is less than $3.25 (which is 50 percent of the per share closing sale price of our common stock on January 21, 2015), subject to adjustment, the holders will receive a maximum of 7.6923 shares of our common stock per depositary share, which may result in a holder receiving value that is less than the liquidation preference of the depositary shares. In addition, there is an aggregate cap of 17,307,675 shares of common stock issuable upon exercise of the Change of Control conversion right. These features of the Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a Change of Control of the Company under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.
The market price of the depositary shares could be substantially affected by various factors.
The market price of the depositary shares will depend on many factors, which may change from time to time, including:

•	Prevailing interest rates, increases in which may have an adverse effect on the market price of the depositary shares representing interests in our Series A Preferred Stock;

•	The market for similar securities issued by other REITs;

•	General economic and financial market conditions;

•	The financial condition, performance and prospects of us, our tenants and our competitors;

•	Any rating assigned by a rating agency to the depositary shares;

•	Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry; and

•	Actual or anticipated variations in our quarterly operating results and those of our competitors.
In addition, over the last several years, prices of equity securities in the U.S. trading markets have been experiencing extreme price fluctuations. As a result of these and other factors, investors who purchase the depositary shares in this offering may experience a decrease, which could be substantial and rapid, in the market price of the depositary shares, including decreases unrelated to our financial condition, performance or prospects. Likewise, in the event that the depositary shares become convertible and are converted into shares of our common stock, holders of our common stock issued upon such conversion may experience a similar decrease, which also could be substantial and rapid, in the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Leased Energy Infrastructure Assets
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. The following summarizes our investments in energy infrastructure assets that are leased on a triple-net basis to their respective operators as of December 31, 2014:

Asset Name	Owner/Landlord	Tenant	Asset Location	Asset Description	Encumbrances (1)
Pinedale Liquids Gathering System	Pinedale LP (2)	Ultra Wyoming LGS LLC (3)	The Pinedale Anticline in Wyoming	Approximately 150 miles of pipelines with 107 receipt points, and four central storage facilities	Security for Pinedale LP’s $70 million secured term credit facility with KeyBank

Portland Terminal Facility	LCP Oregon Holdings, LLC	Arc Terminals Holdings LLC (4)	Portland, OR	A 42-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1,500,000 barrels	Security for the Company’s $90 million revolving credit facility with Regions Bank

Eastern Interconnect Project	CorEnergy Infrastructure Trust, Inc. (5)	Public Service Company of New Mexico	New Mexico	216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components	The Company's ownership interest is security for the Company’s $90 million revolving credit facility with Regions Bank

(1)	For additional information, see Note 14, Credit Facilities, in the Notes to the Financial Statements included in this report.

(2)
Prudential funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. The general partner, our wholly owned subsidiary Pinedale GP, holds the remaining 81.05 percent economic interest.

(3)
Ultra Wyoming’s obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum’s operating subsidiary, Ultra Resources. For additional information, see “Major Tenants” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

(4)
Arc Terminals is an indirect wholly-owned subsidiary of Arc Logistics, which has guaranteed its obligations under the Portland Lease Agreement. For additional information, see “Major Tenants” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

(5)	We own a 40 percent undivided interest in the EIP transmission assets, which move electricity across New Mexico between Albuquerque and Clovis.
Additional Information Concerning Pinedale LGS
Pinedale LP acquired the Pinedale LGS with associated real property rights in the Pinedale Anticline in Wyoming from an indirect wholly-owned subsidiary of Ultra Petroleum on December 20, 2012. The Pinedale LGS has a current capacity of approximately 45,000 barrels per day. The underground pipelines constituting the majority of the Pinedale LGS and certain other components, such as the separators, have useful lives that extend beyond the initial term of the Pinedale Lease Agreement. We believe that the Pinedale LGS is capable of being expanded at a relatively low incremental cost by, for example, adding additional separating equipment.
As of December 31, 2014, Ultra Petroleum had an estimated 5.4 Tcfe of proved reserves and in 2014, converted 364.2 Bcfe of proved undeveloped reserves to proved developed reserves.
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
Additional Information Concerning the Portland Terminal Facility
The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services. Our ownership interest in the Portland Terminal Facility partially secures borrowings under the Company’s $90 million revolving credit facility with Regions Bank.
We anticipate funding an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: (i) upgrade a portion of the existing storage assets; (ii) enhance existing terminal infrastructure; and (iii) develop, design, engineer and construct throughput expansion opportunities.
Additional Information Concerning the Eastern Interconnect Project
These assets are leased on a triple-net basis through April 1, 2015 to PNM, an independent electric utility company serving approximately 500 thousand customers in New Mexico. PNM is a subsidiary of PNM Resources Inc. (NYSE: PNM). On November 1, 2012, we entered into a purchase agreement with PNM to sell our interest in the EIP upon lease termination on April 1, 2015 for $7.7 million. PNM also accelerated its remaining lease payments to us. Both lease payments due in 2013 were paid upon execution of that purchase agreement on November 1, 2012. The three remaining lease payments which would have been due April 1, 2014, October 1, 2014 and April 1, 2015, were paid in full on January 2, 2014.
Accordingly, the EIP is classified as “leased assets held for sale” in our audited consolidated financial statements and accompanying notes for the year ended December 31, 2014. We changed our estimated residual value used to calculate depreciation of the EIP which resulted in higher depreciation expense beginning in November of 2012 through the expiration of the lease in April 2015. The incremental depreciation amounts to approximately $393,000 per quarter. Our ownership interest in the EIP partially secures borrowings under the Company’s $90 million revolving credit facility with Regions Bank.
Energy Infrastructure Assets Held Through TRSs
MoGas Pipeline System

Our wholly-owned TRS, Corridor MoGas, Inc., owns all of the membership interests of two entities that own and operate the MoGas Pipeline System, which consists of approximately 263 mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri and certain related real and personal property. The MoGas Pipeline System, which is regulated by FERC, delivers natural gas to both investor-owned and municipal local distribution systems and has eight firm transportation customers. The MoGas Pipeline System receives natural gas at three receipt points and delivers that natural gas at 22 delivery points. Our ownership interest in the MoGas Pipeline System partially secures borrowings under the Company’s $90 million revolving credit facility with Regions Bank.
Omega Pipeline (Mowood, LLC)
We indirectly hold 100 percent of the equity interests in Omega through Mowood, a TRS of the Company. Mowood is the holding company of Omega, a natural gas service provider located primarily on the Fort Leonard Wood military post in south-central Missouri. Omega has a long-term contract with the Department of Defense, which is currently subject to renewal in 2015, to provide natural gas and gas distribution assets to Fort Leonard Wood through Omega’s approximately 70 mile pipeline distribution system on the post. In addition, Omega provides natural gas marketing services to several customers in the surrounding area. We provide REIT qualifying intercompany mortgage financing secured by Omega’s real property assets which allows for a maximum principal balance of $5.3 million. At December 31, 2014 and December 31, 2013, the principal balance outstanding was $5.3 million.
Principal Location
Our principal executive office is located at 1100 Walnut Street, Suite 3350, Kansas City, MO 64106.
ITEM 3. LEGAL PROCEEDINGS

The Company’s wholly owned subsidiary, MoGas, is involved in an ongoing matter arising from its certification proceeding before the FERC. As part of that proceeding, the FERC determined initial rates to be used by MoGas. The Missouri Public Service Commission (“MPSC”) alleged that MoGas improperly included a purported acquisition premium associated with purchasing certain assets for the purposes of determining those rates. The FERC held that the issue did not need to be determined until MoGas filed its next rate case. The MPSC appealed that decision to the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”), which reversed the FERC’s decision and remanded the matter to the FERC on the limited issue of whether the premium was properly included in the initial rates. In the interim, MoGas filed and settled the required rate case, which noted that the outcome of the settlement could impact certain rates in effect from June 1, 2008 to December 31, 2009 and after January 1, 2013. On March 31, 2013, the FERC issued an order confirming that the purchase price of the assets could be included in the rate base and initial rates were proper; it further reaffirmed this finding and denied MPSC’s petition for rehearing on September 19, 2013. On November 13, 2013, the MPSC petitioned the D.C. Circuit for review of the FERC’s March and September orders in MPSC v. FERC, Case No. 13-1278. MoGas is an intervenor in that proceeding. Briefings are concluded and oral arguments took place on December 12, 2014. The D.C. Circuit’s decision is currently pending. Pursuant to the terms of the purchase agreement by which we acquired MoGas, in the event that MoGas is required to pay any damages as a result of the ruling, the seller has agreed to indemnify MoGas in full.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Since December 3, 2012, the Company’s common stock has been traded on the New York Stock Exchange (“NYSE”), under the symbol “CORR”. Previously the common stock was traded on the NYSE under the symbol “TTO”. The following table sets forth the range of high and low sales prices of our common shares and the distributions declared by us for each fiscal quarter for our two most recent fiscal years:

	Price Range		Cash Distribution
	High	Low	per Share(1)
2013
First quarter	$7.06	$6.03	$0.1250
Second quarter	$7.90	$6.84	$0.1250
Third quarter	$7.77	$6.95	$0.1250
Fourth quarter	$7.12	$6.56	$—
2014
First quarter	$7.11	$6.44	$0.1250
Second quarter	$7.65	$6.67	$0.1290
Third quarter	$8.41	$7.46	$0.1300
Fourth quarter	$7.71	$5.87	$0.1300

(1)
Represents the distribution declared in the specified period. The 2013 fourth quarter dividend was paid in the first quarter of 2014. On January 3, 2014, our Board declared a dividend of $0.125 per share, payable January 23, 2014 to common stockholders of record as of January 13, 2014.

The last reported price for our common stock as of December 31, 2014 was $6.48 per share. As of December 31, 2014, we had 31 stockholders of record.
Distributions
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. The amount of any distribution is recorded by the Company on the ex-dividend date.
The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. Although, there is no assurance that we will continue to make regular distributions, we continue to believe that our investments should support sustainable 2015 distributions on a quarterly basis, and an estimated total 2015 annualized distributions of not less than $0.54 per share.
Federal and State Income Taxation
We have elected to be taxed as a REIT under sections 856 through 860 of the Code and applicable Treasury regulations, which set forth the requirements for qualifying as a REIT, commencing with our taxable year beginning January 1, 2013. We believe that we have been organized and operated in a manner so as to qualify for taxation as a REIT under the Code and we intend to continue to operate in such a manner.
For as long as we qualify for taxation as a REIT, we generally will not be subject to Federal corporate income taxes on net income that we currently distribute to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and security holder levels) that generally results from investment in a “C” corporation. A “C” corporation is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when the income is distributed.
As long as we qualify as a REIT, distributions made to our taxable U.S. stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends or retained capital gains) will be taken into account by them as ordinary income, and corporate stockholders will not be eligible for the dividends received deduction as to such amounts. If we received qualified dividend income and designate such portion of our distributions as qualified dividend income in a written notice mailed no later than 60 days after the close of its taxable year, an individual U.S. stockholder may qualify (provided holding period and certain other requirements are met) to treat such portion of the distribution as qualified dividend income, eligible to be taxed as the reduced maximum rate of 20 percent. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of such stockholder’s common stock, but rather will reduce the adjusted basis of such shares as a return of capital. To the extent that such distributions exceed the adjusted basis of a stockholder’s common stock, they will be included in income as long-term capital gains (or short-term capital gain if the shares have been held for one year or less), assuming the shares are a capital asset in the hands of the stockholder. Distributions that we properly designate as capital gain dividends will be taxable to stockholders as gains (to the extent they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year. If we designate any portion of a dividend as a capital gain dividend, a U.S. stockholder will receive an Internal Revenue Service Form 1099-Div indicating the amount that will be taxable to the stockholder as a capital gain. As a REIT, we will be subject to corporate level tax on certain built-in gains if such assets are sold during the 10 year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT’s adjusted tax basis at the time of conversion or the asset was acquired from a C corporation and our initial tax basis in the asset is less than the fair market value of the asset. In addition, a REIT may not have earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, we paid sufficient dividends in 2013 to distribute all accumulated earnings and profits.
We may, from time to time, own and operate certain properties through C corporation subsidiaries and will treat those subsidiaries as either “qualified REIT subsidiaries,” or “taxable REIT subsidiaries.” If a REIT owns a corporate subsidiary that is a “qualified REIT subsidiary,” the separate existence of that subsidiary generally will be disregarded for Federal income tax purposes. A “taxable REIT subsidiary” is an entity taxable as a corporation in which we own stock and that elected with us to be treated as a taxable REIT subsidiary under Section 856(1) of the Code. A taxable REIT subsidiary is subject to Federal income tax, and state and local income tax where applicable, as a regular “C” corporation.
Our tax expense or benefit attributable to the taxable REIT subsidiary is included in the Consolidated Statements of Income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Recent Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2014 that were not registered under the Securities Act of 1933.
Issuer Purchases of Equity Securities
We did not repurchase any of our common shares during the year ended December 31, 2014.

Performance Graph
As a result of the Company’s withdrawal of its election to be regulated as a BDC and the liquidation of the securities portfolio, the performance comparable group was also revised to reflect a more appropriate set of benchmarks in 2013. As the Company has elected to be treated as a REIT, and has changed its primary focus to the acquisition of real property energy infrastructure assets that are leased back to operating companies such as utilities or other energy operators, it was determined that the FTSE NAREIT All Equity REIT Index (“FTSE NAREIT”), the Dow Jones Utilities Average Index (“DJ UTIL”), and the S&P Global Infrastructure Index (“SPGTIND”), are a more relevant set of indices. The graph assumes that, on December 31, 2009, a $100 investment was made in each of our common stock, the FTSE NAREIT, the DJ UTIL, the SPGTIND, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.
Our shares began trading on the NYSE on February 2, 2007.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included in this Annual Report on Form 10-K. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. See Note 2.B. in the Notes to Consolidated Financial Statements for further disclosure. Financial information presented below for the years ended December 31, 2014, December 31, 2013, November 30, 2012, November 30, 2011, November 30, 2010, and the one-month transition period ended December 31, 2012 has been derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm. The historical data is not necessarily indicative of results to be expected for any future period.
Results of operations for the years ended December 31, 2014 and 2013, November 30, 2012, 2011 and 2010, and the one-month transition period ended December 31, 2012, and the financial position at December 31, 2014, 2013 and 2012, and November 30, 2012, 2011 and 2010 reflect the consolidation of the Company’s wholly-owned subsidiary, Mowood, effective, September 21, 2011.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011	Year Ended November 30, 2010	One-Month Transition Period Ended December 31, 2012
Operating Data
Total revenue	$40,308,573	$31,286,020	$10,573,997	$3,225,463	$—	$1,726,901
Income (loss) from continuing operations attributable to CORR stockholders	7,013,856	4,502,339	12,348,721	2,922,143	14,666,874	(1,503,396)

Per Share Data
Income (loss) from continuing operations attributable to CORR stockholders	$0.21	$0.19	$1.34	$0.32	$1.61	$(0.10)
Cash dividends declared per common share(3)	$0.51	$0.38	$0.44	$0.41	$0.43	$—

Other Data
AFFO(1)(2)	$0.56	$0.52	$0.43	N/A	N/A	N/A

 (1) We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider Adjusted Funds From Operations ("AFFO") to be an appropriate measure of operating performance of an equity REIT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - FFO/AFFO" included in Item 7 of this Annual Report on Form 10-K for a reconciliation of AFFO to our GAAP earnings.
(2) AFFO was not calculated for the years ended November 30, 2011 and 2010 and the one-month transition period ended December 31, 2012.
(3) Dividends in 2013 were affected by the change in year end

	December 31, 2014	December 31, 2013	November 30, 2012	November 30, 2011	November 30, 2010	December 31, 2012
Balance sheet data
Total assets	$443,815,842	$283,875,659	$111,431,833	$94,287,396	$96,041,393	$293,661,985
Long-term debt	67,060,000	70,000,000	—	2,279,883	—	70,000,000
CorEnergy equity	310,450,347	177,193,340	98,855,785	90,426,313	95,479,173	180,860,539

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements included or incorporated by reference in this Annual Report on Form 10-K may be deemed “forward-looking statements” within the meaning of the federal securities laws.  In many cases, these forward-looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” or similar expressions.  Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this report.
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A of this report, such known risks and uncertainties include, without limitation:

•
the ability of our tenants and borrowers to make payments under their respective leases and mortgage loans, our reliance on certain major tenants and our ability to re-lease properties that become vacant;

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

•
the impact of laws and governmental regulations applicable to certain of our infrastructure assets, including additional costs imposed on our business or other adverse impacts as a result of any unfavorable changes in such laws or regulations;

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

BUSINESS OBJECTIVE
CorEnergy, the first publicly listed energy infrastructure Real Estate Investment Trust (REIT), primarily owns assets in the midstream and downstream U.S. energy sectors that perform utility-like functions, such as pipelines, storage terminals, and transmission and distribution assets. Our objective is to provide stockholders with a stable and growing cash dividend, supported by long-term contracted revenue from operators of our assets, primarily under triple-net participating leases. We believe our leadership team’s energy and utility expertise provides CorEnergy with a competitive advantage to own and acquire U.S. energy infrastructure assets in a tax-efficient, transparent, investor-friendly REIT.
We also may provide other types of capital, including loans secured by energy infrastructure assets. The assets we own and seek to acquire include pipelines, storage tanks, transmission lines and gathering systems, among others. We acquire assets that will enhance the stability of our dividend through diversification, while offering the potential for long term distribution growth. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to sources such as corporate borrowing, bond offerings, or equity offerings.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of December 31, 2014, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Critical Accounting Policies
The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. See Note 2 to the Consolidated Financial Statements, included in this report for further information related to our significant accounting policies.
Long-Lived Assets
Leased assets, property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of each asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of assets, are capitalized and depreciated over the remaining estimated useful life of the asset.
We initially record long-lived assets at their purchase price plus any direct acquisition costs, unless the transaction is accounted for as a business combination. If the transaction is accounted for as a business combination, we allocate the purchase price to the acquired tangible and intangible assets and liabilities based on their estimated fair values. Refer to Note 5 of the Consolidated Financial Statements for additional information. We determine the fair values of assets and liabilities based on discounted cash flow models using current market assumptions, appraisals, recent transactions involving similar assets or liabilities or other objective evidence, and depreciates the asset values over the estimated remaining useful lives.
Intangibles and Goodwill
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
We periodically review our long-lived assets, primarily real estate and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Our review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets.

Investment Securities
Our investments in securities are classified as either trading or other equity securities:

•
Trading securities – Our publicly traded equity securities are classified as trading securities and are reported at fair value because we intend to sell these securities in order to acquire real asset investments.

•	Other equity securities – Represent interests in private companies for which we have elected to report these at fair value under the fair value option.
Securities transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis.
Our other equity investments are primarily in illiquid securities of privately-held companies that are generally subject to restrictions on resale, have no established trading market and are fair-valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such securities, which are determined in accordance with procedures approved by our Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.
Revenue Recognition
Specific policies for our revenue and other income items are as follows:

•
Lease revenue – Rental payments on the leased property are typically received on a monthly basis. Revenue from base rent is recognized on a straight-line basis over the term of the lease when collectibility is reasonably assured. Contingent rent is recognized when it is earned.

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

•
Transportation revenue – MoGas generates revenue from natural gas transportation and recognizes that revenue on firm contracted capacity over the contract period regardless of the amount of natural gas that is transported. For interruptible or volumetric based transportation, revenue is recognized when physical deliveries of natural gas are made at the delivery point agreed upon by both parties.

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
Transportation, maintenance and general and administrative
These expenses are incurred both internally and externally. Internally we incur expenses related to the system control, pipeline operations, maintenance, insurance and taxes. Other internal expenses include payroll costs for employees associated with gas control, field employees, the office manager and the vice presidents of operations and finance. The external costs consist of professional services such as audit and accounting, legal and regulatory, and engineering.
Federal and State Income Taxation
We made an election to be treated as a REIT for tax purposes for 2013 by filing a Form 1120-REIT on March 17, 2014. An investment in us will generally not result in Unrelated Business Taxable Income, except to the extent the tax-exempt investor leverages its investment. For further information, see "Federal and State Income Taxation" below in this Item 7 and "Federal and State Income Taxation" under Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this report.
Change in Fiscal Year End
On February 5, 2013, the Board of Directors of the Company approved a change in the Company's fiscal year end from November 30 to December 31. This change to the calendar year reporting cycle began January 1, 2013. As a result of the change, the Company reported a December 2012 fiscal month transition period, which was reported in the Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 2013 and is included in this Annual Report on Form 10-K for the calendar year ending December 31, 2014.

RESULTS OF OPERATIONS
We believe the Lease Revenue, Security Distributions, Financing Revenue and Operating Results overview presented below provides investors with information that will assist them in analyzing the operating performance of our leased assets, financing notes receivable, private equity securities and operating entities. As it pertains to Other Equity Securities, the Company believes that gross distributions received are indicative of the operating performance of the assets. Accordingly, we have excluded them from EBITDA, resulting in an Adjusted EBITDA metric.
As discussed in Note 4 to the Consolidated Financial Statements included in this report of Form 10-K, the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s interest in the EIP leased asset upon termination of the PNM Lease Agreement on April 1, 2015. The following Results of Operations analysis includes Lease Revenue and Depreciation Expense related to the PNM Lease Agreement and the EIP leased asset.
Following is a comparison of lease revenues, security distributions, financing revenue and operating results, and expenses, for the years ended December 31, 2014, December 31, 2013 and November 30, 2012 and pro forma for the year ended December 31, 2014:

	For the Years Ended
	December 31, 2014	December 31, 2013	November 30, 2012	Pro Forma December 31, 2014(1)
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Leases:
Lease revenue	$28,223,765	$22,552,976	$2,552,975	$28,909,599
Other Equity Securities:
Net cash distributions received	1,955,018	1,807,429	4,705,975	896,686
Financing:
Financing revenue	1,077,813	—	—	2,582,054
Operations:
Sales revenue	9,708,902	8,733,044	8,021,022	9,708,902
Transportation revenue	1,298,093	—	—	14,273,048
Cost of sales	(7,291,968)	(6,734,665)	(6,078,102)	(5,252,598)
Transportation, maintenance and general and administrative	(458,872)	—	—	(4,470,098)
Operating expenses (excluding depreciation and amortization)	(840,910)	(924,571)	(739,519)	(840,910)
Net Operations (excluding depreciation and amortization)	2,415,245	1,073,808	1,203,401	13,418,344
Total Lease Revenue, Security Distributions, Financing Revenue and Operating Results	$33,671,841	$25,434,213	$8,462,351	$45,806,683
Expenses	(7,872,753)	(5,879,864)	(2,881,811)	(9,260,302)
Non-Controlling Interest Attributable to Adjusted EBITDA Items	(3,815,585)	(3,734,884)	—	(3,815,585)
Adjusted EBITDA Attributable to CORR Stockholders	$21,983,503	$15,819,465	$5,580,540	$32,730,796
(1)Pro forma results of operations illustrating the effects of all 2014 transactions as if they occurred on January 1, 2014, see pro forma discussion presented herein.

Lease Revenue, Security Distributions, Financing Revenue and Operating Results
In 2014, our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, financing revenue from our loan agreement with Black Bison WS and the operating results of MoGas and Omega. Total lease revenue, security distributions, financing revenue and operating results generated by our investments for the year ended December 31, 2014 was approximately $33.7 million, compared to $25.4 million and $8.5 million for the years ended December 31, 2013 and November 30, 2012, respectively.
Lease revenues for the year ended December 31, 2014 increased $5.7 million compared to the prior-year period due mainly to the addition of the Portland Terminal Facility lease, which was added in January 2014. Additionally, due to annual CPI escalations in the Pinedale Lease Agreement, required annual minimum rent for 2014 increasing by approximately 1.53 percent or $76 thousand per quarter, account for the remaining increase over prior year. Lease revenues for the year ended December 31, 2013 increased by $20.0 million compared to the prior- year period due to the acquisition of the Pinedale LGS. Included in lease revenue is $2.6 million related to the PNM Lease Agreement for the years ended December 31, 2014 and 2013 and November 30, 2012. Please

refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.
The $1.3 million in transportation revenue and the $459 thousand in transportation, maintenance and general and administrative expenses reflect the November 2014 acquisition of MoGas and its pipeline operations.
The $1.1 million in financing revenues for the year ended December 31, 2014, primarily represents interest earned as a result of the new Loan Agreements with Black Bison WS, which were executed in March and July 2014.
Cash distributions received from our equity securities for the year ended December 31, 2014 were $1.9 million. The difference of $148 thousand over the prior year is attributable to only receiving three distributions from VantaCore in 2014 and to Lightfoot limiting their 2013 distributions to prepare for their IPO. The Company anticipates 2015 cash distributions from our equity securities to be approximately $1.0 million. Cash distributions received from our other equity securities for the years ended December 31, 2013 and November 30, 2012 were $1.8 million and $4.7 million, respectively.
Sales revenue, cost of sales, and operating expenses, excluding depreciation and amortization, related to Omega's natural gas operations for the year ended December 31, 2014 were $9.7 million, $7.3 million and $841 thousand, respectively. The increase in sales revenue and cost of sales over prior year of $976 thousand and $557 thousand, respectively, is attributable to the increase in gas prices, increase in system improvement and propane sales and the purchase of gas capacity. Cost of sales decreased $397 thousand due to the acquisition of MoGas. Since MoGas is a supplier to Omega, revenue and costs are eliminated for consolidation purposes. Operating expenses decreased $84 thousand over prior year, mostly attributable to 2013 including nonrecurring personnel costs. Sales revenue, cost of sales, and operating expenses, excluding depreciation and amortization, related to Omega's natural gas operations for the year ended December 31, 2013 were $8.7 million, $6.7 million and $925 thousand, respectively. Sales revenue, cost of sales, and operating expenses, excluding depreciation and amortization, related to Omega's natural gas operations for the year ended November 30, 2012 were $8.0 million, $6.1 million and $740 thousand, respectively.
Expenses
Total expenses from operations for the year ended December 31, 2014 was $7.9 million. The most significant components of the variance from the prior year are outlined in the following table and explained below:

Expenses
	For the Years Ended
	December 31, 2014	December 31, 2013	November 30, 2012	Pro Forma December 31, 2014(1)
Management fees	$3,467,660	$2,637,265	$1,046,796	$4,585,671
Asset acquisition expense	929,188	806,083	377,834	929,188
Professional fees, directors’ fees and other	3,475,905	2,436,516	1,457,181	3,745,443
Total	$7,872,753	$5,879,864	$2,881,811	$9,260,302
(1)Pro forma results of operations illustrating the effects of all 2014 transactions as if they occurred on January 1, 2014, see Pro forma discussion presented herein.

Management fees for the year ended December 31, 2014 were $3.5 million. The increase, as compared to the year ended December 31, 2013, is due to the 2014 acquisitions of the Portland Terminal and MoGas Pipeline, along with loan agreements with Black Bison WS. The increase from November 30, 2012 to December 31, 2013 is primarily due to the 2012 acquisition of the Pinedale LGS.
Asset acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio. Annual costs for the year ended December 31, 2014 are $123 thousand higher than the year ended December 31, 2013. Costs incurred during the year ended December 31, 2014 correspond to the MoGas transaction and the pursuit of potential acquisitions. The increase of $428 thousand for the year ended December 31, 2013 compared to prior year is due to the pursuit of potential acquisitions. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular quarter may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early to mid stages of due diligence.
The remaining expenses, which include professional and directors' fees and other expenses, totaled $3.5 million for the year ended December 31, 2014. The increase of $1.0 million as compared to the year ended December 31, 2013 is driven by professional fees incurred preparing for two stock offerings, additional costs associated with transitioning to a REIT, such as legal, financial audit and tax costs and other professional fees and services. The $979 thousand increase in expenses from November 30, 2012 to December 31, 2013 is driven by incremental costs related to Pinedale LGS, additional costs associated with transitioning to a REIT, such as legal, financial audit and tax costs and other professional fees and services.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA items presented above to exclude the portion attributable to Prudential's non-controlling interest, which totaled $3.8 million for the year ended December 31, 2014, compared $3.7 million for the year ended December 31, 2013. The increase of $81 thousand is attributable to an increase in rent due to the CPI rent adjustment of $76k per quarter and a decrease in professional fees at Pinedale LP.
Adjusted EBITDA Attributable to CORR Stockholders
Adjusted EBITDA attributable to CORR Stockholders for the year ended December 31, 2014 was $22.0 million as compared to $15.8 million and $5.6 million for the years ended December 31, 2013 and November 30, 2012, respectively. As noted above, the increase in adjusted EBITDA is primarily related to the acquisitions of the Portland Terminal Facility and MoGas, as well as the loan agreements with Black Bison WS. The acquisition of the Pinedale LGS accounts for the majority of the fluctuation from the prior year.
PRO FORMA ADJUSTMENTS
The preceding unaudited pro forma condensed consolidated results of operations are based upon currently available information and certain estimates and assumptions made by management; therefore, actual results could differ materially from the pro forma information. However, we believe the assumptions provide a reasonable basis for presenting the significant effects of the transactions noted herein. We believe pro forma adjustments give appropriate effect to those assumptions and are properly applied in the pro forma information. The 2014 transactions include: the Portland Terminal Facility Acquisition and Lease, the Black Bison Note Receivable, the Four Wood Note Receivable, the MoGas Pipeline System Acquisition and the VantaCore sale to Natural Resource Partners.
Lease Revenue, Net Cash Distributions, Financing Revenue and Operating Results
The amount of incremental pro forma lease revenue for the year ended December 31, 2014 is $686 thousand which includes $653 thousand related to the Portland Terminal Facility and approximately $33 thousand related to a minor lease acquired in connection with the MoGas transaction.
The amount of incremental pro forma financing revenue is $1.5 million for the year ended December 31, 2014. The amount of incremental pro forma financing revenue related to the Black Bison WS loan agreement and the SWDE loan agreement is $886 thousand and $618 thousand, respectively, for the year ended December 31, 2014.
The change in net cash distributions received reflected in the pro forma results of operations assumes that VantaCore was sold on January 1, 2014. The pro forma adjustment to remove VantaCore activity results in a decrease of cash distributions received of $1.1 million for the year ended December 31, 2014.
Transportation revenue is generated by MoGas Pipeline's natural gas transportation services. The amount of incremental pro forma transportation revenue is $13.0 million for the year ended December 31, 2014. Because of our ownership of Omega, transportation revenue and cost of sales are decreased due to inter-company eliminations by $2.0 million for the year ended December 31, 2014.
Transportation, maintenance and general and administrative expense relates to costs incurred from the operations of MoGas. The amount of incremental pro forma transportation, maintenance and general and administrative operating expense is $4.0 million for the year ended December 31, 2014.
The pro forma adjustment to expenses is due to an increase in management fees and other expenses. The incremental increase of $1.1 million in management fees is due to the addition of approximately $172 million in managed assets for the Portland Terminal Facility and MoGas Pipeline, and an average decrease of approximately $1.9 million due to the sale of VantaCore. The pro forma adjustment of $270 thousand in other expenses is due to an incremental increase in other expenses from MoGas of $283 thousand and an incremental decrease in other expenses of $13 thousand from the sale of VantaCore.

The following table presents a reconciliation of Adjusted EBITDA to Income attributable to CORR stockholders reported in the consolidated statements of operations and comprehensive income:

	For the Years Ended
	December 31, 2014	December 31, 2013	November 30, 2012	Pro Forma December 31, 2014(3)
Adjusted EBITDA Attributable to CORR Stockholders	$21,983,503	$15,819,465	$5,580,540	$32,730,796
Other Adjustments:
Net distributions and dividend income not recorded as income	(118,235)	(1,222,615)	(4,985,370)	(212,629)
Net realized and unrealized gain (loss) on securities	(466,026)	5,366,553	20,181,877	(841,430)
Depreciation & amortization	(13,195,255)	(11,491,285)	(1,118,269)	(16,159,746)
Interest expense, net	(3,675,122)	(3,288,378)	(81,123)	(5,368,673)
Non-controlling interest attributable to depreciation, amortization and interest expense	2,259,428	2,268,117	—	2,259,428
Income tax benefit (expense)	225,563	(2,949,518)	(7,228,934)	982,217
Income Attributable to CORR Stockholders	$7,013,856	$4,502,339	$12,348,721	$13,389,963

Adjusted EBITDA per share (basic and diluted)	$0.67	$0.66	$0.61	$0.70
Net earnings per share (basic and diluted)	$0.21	$0.19	$1.34	$0.29
AFFO per share (basic and diluted)(1)	$0.56	$0.52	$0.43	$0.61
Book value per share (basic and diluted)(2)	$6.66	$7.34	$10.76	$6.66
(1)For a full reconciliation of AFFO per share (basic and diluted) to Income Attributable to CORR Stockholders, see FFO/AFFO Reconciliation table presented herein.
(2)For a full reconciliation of book value per share (basic and diluted) to Income Attributable to CORR Stockholders, see Book Value Per Share table presented herein.
(3)Pro forma results of operations illustrating the effects of all 2014 transactions as if they occurred on January 1, 2014, see pro forma discussion presented herein.
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

Gross Distributions and Dividend Income Received From Investment Securities
	For the Years Ended
	December 31, 2014	December 31, 2013	November 30, 2012	Pro Forma December 31, 2014(1)
Distributions and dividend income received from investment securities	$1,955,018	$1,807,429	$4,705,975	$896,686
Less: distributions and dividends not reported in income (recorded as a cost reduction)	(118,235)	(1,222,615)	(4,985,370)	(212,629)
Net distributions and dividends reported as income (loss)	$1,836,783	$584,814	$(279,395)	$684,057
(1)Pro forma results of operations illustrating the effects of all 2014 transactions as if they occurred on January 1, 2014, see pro forma discussion presented herein.

Net Realized and Unrealized Gains and Losses on Securities
The decrease in realized and unrealized gains and losses from other equity securities for the year ended December 31, 2014 totaled $5.8 million, as compared to the year ended December 31, 2013. For the year ended December 31, 2014, the Company recognized an unrealized loss on the fair value adjustment of our other equity securities of $466 thousand. Further, the characterization of distributions received from public and private investments is estimated based on prior year activity. After receiving final 2013 K-1s, which depict to the Company's share of income and losses from the investment in the security, it was determined that $863 thousand of previously unrealized gain should be reclassified as dividend income. For the year ended December 31, 2013, the Company recognized an unrealized gain on the fair value adjustment of our other equity securities of $5.3 million and a realized gain of $316 thousand from the sale of publicly traded securities. Further, it was determined that $567 thousand of previously recognized gain should be reclassified as dividend income. For the year ended December 31, 2013, $2.7 million of the $5.4 million gain is attributable to activity in the first quarter of 2013, which included the sale of the Company's remaining trading securities and the fair value adjustment of other equity securities which remain in our investment portfolio. Net realized and unrealized gains for the fiscal year 2012 was $20.2 million, which was primarily related to the sale of High Sierra during 2012.
Depreciation and Amortization
Depreciation expense increased $1.7 million for the year ended December 31, 2014, as compared to the prior year period. The increase is attributable to the newly acquired Portland Terminal Facility, $1.4 million, and MoGas Pipeline, $309 thousand, respectively. For the year ended December 31, 2013, depreciation of the Pinedale LGS and related acquisition costs accounted for $8.9 million of the $10.4 million increase as compared to the year ended November 30, 2012. PNM depreciation increased by $1.6 million for the for the year ended December 31, 2013 due to a change in accounting estimate, which is further discussed in Footnote 4 of the Notes to the Consolidated Financial Statements. Included in depreciation expense is $2.3 million for the years ended December 31, 2014 and 2013, attributable to EIP leased asset. Depreciation expense of approximately $837 thousand was incurred on our EIP leased property for the fiscal year ended 2012. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-K. Depreciation for Omega remained relatively flat between the years ended December, 31, 2014, December 31, 2013 and November 30, 2012, as there were no major acquisitions or disposals of property, plant or equipment.
Interest Expense
Interest expense was approximately $3.7 million for the year ended December 31, 2014 as compared to $3.3 million for the year ended December 31, 2013. The increase is mostly attributable to the deferred debt costs associated with the KeyBank and Regions Revolver facilities; as well as interest incurred from the draw on the Regions Revolver Facility as part of the MoGas Transaction. For the year ended December 31, 2013, interest expense increased $3.2 million as compared to the year ended November 30, 2012. The increase is mostly attributable to the $70 million credit facility, which was used to partially fund the Pinedale LGS acquisition, resulting in additional interest costs of approximately $3.3 million for the year ended December 31, 2013. In connection with the credit facility, we executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR-based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. (See Note 15 of the Notes to the Consolidated Financial Statements for further information regarding interest rate swap derivatives.) A mark-to-market adjustment to the value of the derivatives resulted in noncash charges to interest expense of $40 thousand for the year ended December 31, 2013. The remaining increase is related to cash settlements in connection with the derivatives and amortization of debt issuance cost.
Non-Controlling Interest Attributable to Depreciation, Amortization and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Non-controlling interest attributable to depreciation, amortization and interest expense items was $2.3 million for the years ended December 31, 2014 and 2013.
Net Income Attributable to CORR Stockholders
Net income attributable to common stockholders was $7.0 million, or $0.21 per common share, for the year ended December 31, 2014 as compared to $4.5 million, or $0.19 per common share, for the year ended December 31, 2013. Net income attributable to common stockholders was $12.3 million, or $1.34 per common share, for the year ended November 30, 2012.
PRO FORMA ADJUSTMENTS
The pro forma adjustments to net distributions and dividend income not recorded as income, and net realized and unrealized gain on securities assume that VantaCore was sold on January 1, 2014. Net distributions and dividend income not recorded as income decreased by $94 thousand for the year ended December 31, 2014. Net realized and unrealized loss on securities increased by $375 thousand for the year ended December 31, 2014.

The pro forma adjustment to interest expense is due to the amortization of fees associated with and borrowings on the Regions Bank credit facility in connection with the MoGas transaction. The incremental increase in pro forma cash interest expense is $1.7 million for the year ended December 31, 2014.
The income tax adjustment is related to the effect of the pro forma adjustments due to the purchase of the MoGas pipeline, the issuance of financing notes to Black Bison WS and SWD Enterprises, and the sale of VantaCore. Income tax expense adjustments for the MoGas Pipeline, the financing notes to Black Bison WS and SWD Enterprises, and the sale of VantaCore have been calculated at historical rates of 40 percent, 35 percent and 39 percent, respectively, for the period ended December 31, 2014.
Results of Operations for the One-Month Transition Period Ended December 31, 2012 and the Comparative One-Month Period Ended December 31, 2011
On February 5, 2013, the Board of Directors of the Company approved a change in the Company's fiscal year end from November 30 to December 31. This change to the calendar year reporting cycle began January 1, 2013. As a result of the change, the Company is reporting a December 2012 fiscal month transition period, which is separately reported in this Annual Report on Form 10-K for the calendar year ending December 31, 2014.
Following is a comparison of lease revenues, security distributions and operating results, and expenses, for the one-month transition period ended December 31, 2012 and the comparative one-month period ended December 31, 2011:

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
Lease Revenue, Security Distributions, and Operating Results
Total lease revenue, security distributions, and operating results for the one-month transition period ended December 31, 2012 and the comparative one-month period ended December 31, 2011, were approximately $994 thousand and $428 thousand, respectively. The 2012 lease revenue includes lease revenue from the Pinedale LGS investment beginning December 20, 2012, which primarily accounts for the $645 thousand difference between periods. Cash distributions received from investments decreased approximately $117 thousand, due to the Company liquidating its portfolio of trading securities in December 2012. Operating results related to Omega operations for the one-month transition period ended December 31, 2012 increased by $38 thousand as compared to the one-month period ended December 31, 2011. Sales revenue related to Omega operations for the one-month transition period ended December 31, 2012 was fairly level at $869 thousand. Cost of sales for the one-month transition period ended December 31, 2012 and the comparative one-month period ended December 31, 2011 were $687 thousand and $720 thousand, respectfully. The $33 thousand difference between periods results from the lower gas usage rates in the winter of 2012. Operating expense remained level for the one-month transition period ended December 31, 2012 in relation to the comparative one-month period ended December 31, 2011 at approximately $48 thousand.

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
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Adjusted EBITDA items attributable to Prudential's non-controlling interest was $113 thousand for the one-month transition period ending December 31, 2012.
Adjusted EBITDA Attributable to CORR Stockholders
Adjusted EBITDA attributable to CORR Stockholders for the one-month transition period ended December 31, 2012 and the comparative one-month period ended December 31, 2011 was $291 thousand and $287 thousand, respectfully. The increase in adjusted EBITDA is primarily related to the acquisition of the Pinedale LGS.
The following table presents a reconciliation of Income attributable to CORR stockholders reported in the consolidated statements of operations and comprehensive income to Adjusted EBITDA:

	For the One-Month Transition Period Ended	For the Comparative One-Month Period Ended
	December 31, 2012	December 31, 2011
Adjusted EBITDA Attributable to CORR Stockholders	$290,680	$287,174
Other Adjustments:
Net distributions and dividend income not recorded as income	—	(89,153)
Net realized and unrealized gain on securities	(1,928,553)	1,578,046
Depreciation & amortization	(501,324)	(82,206)
Interest expense, net	(416,137)	(7,084)
Non-controlling interest attributable to depreciation, amortization and interest expense	131,795	—
Income tax expense	920,143	(628,493)
Income Attributable to CORR Stockholders	$(1,503,396)	$1,058,284

Adjusted EBITDA per share (basic and diluted)	$0.02	$0.03
Net earnings (loss) per share (basic and diluted)	$(0.10)	$0.12

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

The table shows the gross distributions and dividend income received from our investment securities on a cash basis, less the amounts that were comprised of distributions and dividends not reported in income received from investment securities (return of capital):

Gross Distributions and Dividend Income Received From Investment Securities
	For the One-Month Transition Period Ended	For the Comparative One-Month Period Ended
	December 31, 2012	December 31, 2011
Distributions and dividend income received from investment securities	$2,325	$119,275
Less: distributions and dividends not reported in income (recorded as a cost reduction)	—	(89,153)
Net distributions and dividends reported as income	$2,325	$30,122
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
Depreciation expense increased by $417 thousand between periods. This increase is mainly due to the depreciation incurred for Pinedale LGS, which was $286 thousand for the one-month transition period ended December 31, 2012. PNM depreciation increased by $131 thousand for the one-month transition period ended December 31, 2012 relative to the comparative one-month period ended December 31, 2011, see Footnote 4 for further discussion. Omega's depreciation remained level between periods at $24 thousand as there were no major acquisitions or disposals of property, plant, or equipment.
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
Net Income
Net income (loss) for the one-month transition period ended December 31, 2012 was $(1.5) million. Net income (loss) for the comparative one-month period ended December 31, 2011 was $1.1 million. December 2012 was a month of transition as the company liquidated its trading securities portfolio resulting in losses that were only somewhat offset by a partial month of lease revenues from the newly acquired Pinedale LGS leased asset.

Book Value per Share

Analysis of Equity	December 31, 2014	December 31, 2013
Warrants, no par value; 0 and 945,594 issued and outstanding at December 31, 2014 and December 31, 2013 (5,000,000 authorized)	$—	$1,370,700
Capital stock, non-convertible, $0.001 par value; 46,605,055 and 24,156,163 shares issued and outstanding at December 31, 2014 and December 31, 2013 (100,000,000 shares authorized)	46,605	24,156
Additional paid-in capital	309,950,440	173,441,019
Accumulated retained earnings	—	1,580,062
Accumulated other comprehensive income	453,302	777,403
Total CorEnergy Equity	310,450,347	177,193,340
Shares outstanding	46,605,055	24,156,163
Book Value per Share	$6.66	$7.34
As of December 31, 2014, our equity increased by approximately $133.3 million to $310.5 million from $177.2 million as of December 31, 2013. This increase principally consisted of net proceeds from our January and November share offerings of approximately $141.7 million and a net increase in equity resulting from operations for the year ended December 31, 2014 of approximately $7.0 million, partially offset by a decrease due to dividends paid of approximately $15.3 million.
NAREIT FFO
As defined by the National Association of Real Estate Investment Trusts, NAREIT FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
Due to the legacy investments that we hold, we have also historically presented a measure of FFO, which we refer herein as FFO Adjusted for Securities Investments, derived by further adjusting NAREIT FFO for Distributions received from investment securities, Income tax expense, net and Net distributions and dividend income. Historically, we have labeled FFO Adjusted for Securities Investments as "FFO" in our periodic reports. Both NAREIT FFO and FFO Adjusted for Securities Investments are supplemental, non-GAAP financial measures.
We present NAREIT FFO and FFO Adjusted for Securities Investments because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is a key measure used by the Company in assessing performance and in making resource allocation decisions.
Both NAREIT FFO and FFO Adjusted for Securities Investments are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and that may also be the case with the energy infrastructure assets in which we invest. Because NAREIT FFO and FFO Adjusted for Securities Investments exclude depreciation and amortization unique to real estate and gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in base and participating rent, company operating costs, development activities and interest costs, thereby providing perspective not immediately apparent from net income.
We calculate NAREIT FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, in its March 1995 White Paper (as amended in November 1999 and April 2002) and FFO Adjusted for Securities Investment as NAREIT FFO with additional adjustments described above due to our legacy investments. This may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly may not be comparable to such other REITs. NAREIT FFO and FFO Adjusted for Securities Investments do not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations or other commitments and uncertainties. NAREIT FFO and FFO Adjusted for Securities Investments as historically reported by the Company should be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.

AFFO
AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus transaction costs, amortization of debt issuance costs, deferred leasing costs, above-market rent, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium and other adjustments as deemed appropriate by Management. Management uses AFFO as a measure of long-term sustainable operational performance.
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

The following table presents a comparison of NAREIT FFO, FFO Adjusted for Securities Investment and AFFO, for the years ended December 31, 2014 and December 31, 2013 and pro forma for the year ended December 31, 2014:

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	Pro Forma for the Year Ended December 31, 2014(1)(2)
Net Income (attributable to CorEnergy Stockholders):	$7,013,856	$4,502,339	$13,389,963
Add:
Depreciation	13,133,886	11,429,980	16,098,377
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	1,645,820	1,645,601	1,645,820
NAREIT Funds from operations (NAREIT FFO)	18,501,922	14,286,718	27,842,520
Add:
Distributions received from investment securities	1,941,757	1,789,893	883,425
Income tax expense, net	(225,563)	2,949,518	(982,217)
Less:
Net distributions and dividend income	1,823,522	567,276	670,796
Net realized and unrealized gain (loss) on trading securities	—	(251,213)	—
Net realized and unrealized gain (loss) on other equity securities	(466,026)	5,617,766	(841,430)
Funds from operations adjusted for securities investments (FFO)	18,860,620	13,092,300	27,914,362
Add:
Transaction costs	929,188	806,083	929,188
Amortization of debt issuance costs	801,825	556,300	1,376,249
Amortization of deferred lease costs	61,369	61,305	61,369
Amortization of above market leases	291,937	291,940	291,937
Noncash costs associated with derivative instruments	(70,720)	40,290	(70,720)
Nonrecurring personnel costs	—	113,232	—
Less:
EIP Lease Adjustment	2,171,236	2,171,236	2,171,236
Non-Controlling Interest attributable to AFFO reconciling items	92,785	121,436	92,785
Adjusted funds from operations (AFFO)	$18,610,198	$12,668,778	$28,238,364

Weighted Average Shares	33,028,574	24,149,396	46,605,055
NAREIT FFO per share	$0.56	$0.59	$0.60
FFO adjusted for securities investments (FFO) per share	$0.57	$0.54	$0.60
AFFO per share	$0.56	$0.52	$0.61
(1)Pro forma results of operations illustrating the effects of all 2014 transactions as if they occurred on January 1, 2014
(2)For further discussion regarding pro forma adjustments, refer to the information presented above in this Item 7 under the heading "Results of Operations"

NAREIT FFO

NAREIT FFO for the years ended December 31, 2014 and December 31, 2013 totaled approximately $18.5 million and $14.3 million, respectively. NAREIT FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above.

FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
FFO for the year ended December 31, 2014 totals approximately $18.5 million. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the proforma year ended December 31, 2014 by eliminating net realized and unrealized gain on other equity securities of approximately $466 thousand; adding distributions received from investment securities of approximately $1.9 million; and adding back income tax expense of approximately $226 thousand. For the year ended December 31, 2013, adjustments we made for noncash items impacting net income by eliminating a net realized and unrealized gain on other equity securities of approximately $5.6 million; adding distributions received from investment securities of approximately $1.8 million; and adding back income tax expense of approximately $2.9 million. For the year ended December 31, 2014 and 2013, $274 thousand of net income is attributable to the PNM Lease Agreement. Included in the amount being added back to depreciation expense is $2.3 million of depreciation attributable to EIP leased asset for years ended December 31, 2014 and 2013. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.
AFFO
AFFO for the years ended December 31, 2014 and 2013 totals approximately $18.6 million and $12.7 million, respectively. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. This adjustment totals $2.2 million for the years ended December 31, 2014 and 2013. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.
PRO FORMA NAREIT FFO

Pro forma NAREIT FFO for the proforma year ended December 31, 2014 totaled approximately $27.8 million. Pro forma NAREIT FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above.
PRO FORMA FFO ADJUSTED FOR SECURITIES INVESTMENTS (PRO FORMA FFO)
Pro forma FFO for the year ended December 31, 2014 totals approximately $27.9 million. Pro forma FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the year ended December 31, 2014 by eliminating net realized and unrealized gain on other equity securities of approximately $841 thousand; adding distributions received from investment securities of approximately $883 thousand; and adding back income tax expense of approximately $1.0 million. For the year ended December 31, 2014, $274 thousand of net income is attributable to the PNM Lease Agreement. Included in the amount being added back to depreciation expense is $2.3 million of depreciation attributable to EIP leased asset for year ended December 31, 2014. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.
PRO FORMA AFFO
Pro forma AFFO for the year ended December 31, 2014 totals approximately $28.2 million. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. This adjustment totals $2.2 million for the proforma year ended December 31, 2014. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable proforma AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.

NAREIT FFO, FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO), AFFO
The following table presents a comparison of NAREIT FFO, FFO Adjusted for Securities Investments (FFO) and AFFO for each of the calendar quarters of 2014:

NAREIT FFO, FFO Adjusted for Securities Investments (FFO) and AFFO Reconciliation
	For the Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net Income (attributable to CorEnergy Stockholders):	$14,370	$1,888,418	$3,005,908	$2,105,159
Add:
Depreciation	3,560,077	3,237,261	3,204,911	3,131,637
Less:
Non-Controlling Interest attributable to FFO reconciling items	411,455	411,455	411,455	411,455
NAREIT Funds from operations (NAREIT FFO)	3,162,992	4,714,224	5,799,364	4,825,341
Add:
Distributions received from investment securities	244,438	864,575	341,484	491,260
Income tax expense, net	(1,806,838)	324,883	742,879	513,513
Less:
Net distributions and dividend income	136,885	1,686,637	—	—
Net realized and unrealized gain (loss) on other equity securities	(2,978,764)	(865,470)	2,084,026	1,294,182
Funds from operations adjusted for securities investments (FFO)	4,442,471	5,082,515	4,799,701	4,535,932
Add:
Transaction costs	789,648	102,591	20,732	16,217
Amortization of debt issuance costs	205,845	306,300	144,840	144,840
Amortization of deferred lease costs	15,342	15,343	15,342	15,342
Amortization of above market leases	72,983	72,985	72,985	72,984
Noncash costs associated with derivative instruments	(17,588)	(18,200)	(17,443)	(17,489)
Less:
EIP Lease Adjustment	542,809	542,809	542,809	542,809
Non-Controlling Interest attributable to AFFO reconciling items	23,150	23,286	23,179	23,170
Adjusted funds from operations (AFFO)	$4,942,742	$4,995,439	$4,470,169	$4,201,847

Weighted Average Shares	38,779,981	31,641,851	31,637,568	29,973,357
NAREIT FFO per share	$0.08	$0.15	$0.18	$0.16
FFO adjusted for securities investments (FFO) per share	$0.11	$0.16	$0.15	$0.15
AFFO per share	$0.13	$0.16	$0.14	$0.14

NAREIT FFO
NAREIT FFO for the three months ended December 31, 2014 totals approximately $3.2 million. NAREIT FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
FFO for the three months ended December 31, 2014 totals approximately $4.4 million. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the three months ended December 31, 2014 by eliminating net realized and unrealized losses on other equity securities of approximately $3.0 million; adding distributions received from investment securities of approximately $244 thousand; and adding back income tax expense of approximately $1,807 thousand. For the three-month period ended December 31, 2014, $69 thousand of net income is attributable to the PNM Lease Agreement. Included in the amount being added back to depreciation expense is $570 thousand of depreciation attributable to EIP leased asset for three-month period ended December 31, 2014. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.
AFFO
AFFO for the three months ended December 31, 2014 totals approximately $4.9 million. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. This adjustment totals $543 thousand for the three month period ended December 31, 2014. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.
FEDERAL AND STATE INCOME TAXATION
In 2013 we qualified, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes (which we refer to as the “REIT Election"). Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned TRSs in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.
For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 will be 20 percent. The Company has elected to be taxed as a REIT for 2013 rather than a C corporation and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. A portion of our normal distributions in 2013 have been characterized for federal income tax purposes as a distribution of those earnings and profits from non-REIT years and have been treated as QDI. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution will be treated as QDI.
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
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
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
SEASONALITY
The Company's wholly-owned subsidiary, Omega, experiences a substantial amount of seasonality in gas sales. As a result, overall sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. Alternatively, another wholly-owned subsidiary, MoGas, has stable revenues throughout the year, however, will attempt to complete necessary pipeline maintenance during "non-heating" season, or quarters two and three. Due to the seasonal nature of Omega and MoGas, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS

An overview of our asset portfolio and related operations, including our remaining private equity securities as of December 31, 2014, is included under "Assets and Private Equity Investments" under Item 1 "Business" of this report and additional information is presented in Notes 3, 4, 5 and 6 in the Notes to the Consolidated Financial Statements included in this report. This section provides additional information concerning the asset portfolio, including our remaining private equity securities, and related developments during the year ended December 31, 2014.
Pinedale LGS
The Pinedale Lease Agreement with Ultra Wyoming, a subsidiary of Ultra Petroleum, has a fifteen year initial term and may be extended for additional five-year terms at the sole discretion of Ultra Wyoming. During the initial fifteen-year term, Pinedale LP will receive a fixed minimum annual rent of $20 million, adjusted annually for changes based on the CPI, subject to a 2 percent annual cap. The annual adjustment for changes in the CPI commenced January 1, 2014, resulting in an increase in quarterly rent of $76 thousand, the quarterly increase effective January 1, 2015 is $85 thousand. In January 2014, we also became eligible for a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the Pinedale LGS in a prior month. As of December 31, 2014, no variable rent based on throughput was due under the Pinedale Lease Agreement. The maximum annual rental payments under the Pinedale Lease Agreement during the initial fifteen-year term are $27.5 million. For the year ended December 31, 2014, UPL reported net income of $543 million, an increase of $305 million from the prior year ended December 31, 2013.
During 2014, Ultra Petroleum acquired 19,600 net mineral acres and associated oil and gas production in the Pinedale field in Sublette County, Wyoming from SWEPI, LP, an affiliate of Royal Dutch Shell. As part of the transaction, Ultra Petroleum exchanged producing and non-producing properties in Pennsylvania and paid cash of $925.0 million. As a result of the transaction, Ultra Petroleum now operates a higher percentage of its properties and is expected to have increased control over its capital allocation. Ultra Petroleum believes that the transaction should lead to improved returns, higher reserves, and more sales in higher value markets.
Portland Terminal Facility
During the fifteen-year initial term of the Portland Lease Agreement, Arc Terminals will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility in the prior month.
The base rent in the initial year of the Portland Lease Agreement increased to approximately $418 thousand per month starting with August 2014 and each month thereafter. The base rent is also expected to increase based on a percentage of specified construction costs incurred by LCP Oregon, estimated at $10 million. Assuming such improvements are completed, the base rent will increase by approximately $95,800 per month. As of December 31, 2014, additional spending on terminal-related projects totaled approximately $6.0 million. Base rent as of December 31, 2014 was approximately $471 thousand. The base rent is not influenced by the flow of hydrocarbons.
Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent. Variable rent is capped at 30 percent of total rent, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity. As of December 31, 2014, no variable rent based on throughput was due under the Portland Lease Agreement. The Portland Lease Agreement also contains certain renewal provisions, as well as certain termination and purchase rights subject to advance notice and required payments to the Company as provided therein. Our ownership interest in the Portland Terminal Facility partially secures borrowings under the Company’s $90 million revolving credit facility with Regions Bank.
During February 2015, Arc Logistics Partners LP, agreed to acquire a crude unloading terminal and a 4-mile crude oil pipeline, the Joliet Terminal, which are in the final stage of construction in Joliet, Illinois and are expected to be complete in April 2015. The acquisition will not close until the Joliet Terminal becomes commercially operable. Once complete, the Joliet Terminal will have the capability to unload approximately 85,000 barrels of crude oil per day, have approximately 300,000 thousand barrels of storage and a 4-mile pipeline connection to a common carrier crude oil pipeline. The facility will have rail and marine access and capabilities as well as more than 80 acres of land available for future expansion.
MoGas Acquisition
In November 2014, the Company issued common stock, the proceeds of which, together with borrowings under our revolving line of credit, were used to capitalize our wholly-owned TRS, Corridor MoGas. Concurrently, Corridor MoGas used the proceeds to acquire all of the membership interests of two entities that own and operate the MoGas Pipeline System, an approximately 263 mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri and certain related real and personal property. The MoGas Pipeline System, which is regulated by the Federal Energy Regulatory Commission, delivers natural gas to both investor-owned and municipal local distribution systems and has eight firm transportation customers. The MoGas Pipeline System receives natural gas at three receipt points and delivers that natural gas at 22 delivery points. Our ownership interest in the MoGas Pipeline System partially secures borrowings under the Company’s $90 million revolving credit facility with Regions Bank. Additionally, as part of the capitalization, Corridor MoGas has a $90 million term note with the Company. See Note 5 of the Notes to the Consolidated Financial Statement included in this annual report on Form 10-K for additional information concerning this acquisition.
Black Bison Financing Notes Receivable
On March 13, 2014, our subsidiary Corridor Bison entered into a REIT Loan Agreement ("Black Bison REIT Loan") with Black Bison WS, pursuant to which Corridor Bison agreed to loan Black Bison WS up to $11.5 million. Corridor Bison increased the Black Bison Loan to $12 million on July 24, 2014. Also, on July 24, 2014, our subsidiary, CorEnergy BBWS, Inc. entered into a TRS Loan Agreement ("BBWS TRS Loan"), pursuant to which CorEnergy BBWS agreed to loan Black Bison WS up to $3.3 million. The proceeds of the Black Bison Loan and the BBWS TRS Loan (collectively, the "Black Bison Notes Receivable") were used by Black Bison WS and its affiliates to finance the acquisition and development of real property that will provide water disposal services for the oil and natural gas industry. Total borrowings under the Black Bison Notes Receivable total $15.3 million with the BBWS TRS Loan being structurally subordinate to the Black Bison REIT Loan with respect to priority of security interest and cash flows. In connection with these transactions, we also acquired warrants to purchase up to 18.72 percent of the outstanding equity of Black Bison Intermediate Holdings, LLC. See Note 6 of the Notes to the Consolidated Financial Statement included in this annual report on Form 10-K for additional information concerning this transaction.
Four Wood Financing Notes Receivable
On December 31, 2014, the Company entered into two separate loan agreements (the Four Wood REIT Loan Agreement and the Four Wood TRS Loan Agreement, collectively, “the Four Wood Loan Agreements”) with a total commitment to lend $11 million with SWD Enterprises, LLC (“SWDE”) for the purpose of acquiring a salt-water disposal well. At closing, the Company funded $4 million (the “Four Wood REIT Loan”) of the $10 million total commitment to lend under the Four Wood REIT Loan Agreement from a newly-formed, wholly-owned, REIT subsidiary, Four Wood Corridor, LLC. (“Four Wood Corridor”), and $1 million (the “Four Wood TRS Loan”), representing the full commitment to lend under the Four Wood TRS Loan Agreement, from the Company's pre-existing wholly owned TRS, Corridor Private, Inc. (“CorPrivate”), to SWDE. The Four Wood TRS Loan is structurally subordinate to the REIT Loan with respect to priority of security interest and cash flows. Any advances subsequent to the initial advance, and up to $11 million, will be approved by the Company at its sole discretion. See Note 6 of the Notes to the Consolidated Financial Statement included in this annual report on Form 10-K for additional information concerning this transaction.
Eastern Interconnect Project
The Eastern Interconnect Project (“EIP”) is leased to Public Service Company of New Mexico (“PNM”) under a triple-net lease. The EIP lease terminates on April 1, 2015, with the sale of the Company’s 40 percent undivided interest for $7.7 million. The remaining lease payments were received in full on January 2, 2014. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.

Mowood, Omega Pipeline
Mowood Corridor, Inc. is a wholly-owned taxable REIT subsidiary of the Company and represents less than one percent of the Company's total assets. Mowood, LLC is wholly-owned by Mowood Corridor, Inc. and is the holding company of Omega Pipeline. Omega Pipeline owns and operates a natural gas distribution system at the US Army's Fort Leonard Wood, in south central Missouri. Omega Pipeline serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. The Company provides financing to Mowood secured by Omega Pipeline's real property assets which allows for a maximum principal balance of $5.3 million. At December 31, 2014 and December 31, 2013, the principal balance outstanding was $5.3 million.
The agreement with the Department of Defense ("DOD") was set to expire on January 31, 2015. On January 28, 2015, the DOD awarded Omega a 6 month bridge extension of the current agreement for Omega to continue providing natural gas and gas distribution services until a new agreement is reached. On October 21, 2014, the DOD formally solicited qualifications and proposals from other parties that may be interested in providing the services Omega currently provides.  In this solicitation, the DOD stated that Omega is the owner of the distribution system, and that any interested party must have a feasible plan to either procure the existing system from Omega, partner with Omega, install a new natural gas distribution system or create another alternative to natural gas.  It also states that if no acceptable alternatives come forward, it is the DOD’s intent to award a new 10 year contract to Omega. Based on theses statements from the DOD and its knowledge of the local market, Omega currently expects that an additional ten-year term will be agreed to by the DOD by the second quarter of 2015. See Note 10 of the Notes to the Consolidated Financial Statement included in this report for additional information on Omega Pipeline.
Private Security Assets
As of December 31, 2014, investments in securities of energy infrastructure companies represents 2 percent of the Company’s total assets. Following is a summary of the fair values of the other equity securities that we held at December 31, 2014 as they compare to the fair values at December 31, 2013.

Fair Value of Other Equity Securities
Portfolio Company	Fair Value at December 31, 2014	Fair Value at December 31, 2013	$ Change	% Change
Lightfoot	$9,217,181	$10,528,743	$(1,311,562)	(12.5)%
VantaCore*	—	12,775,578	(12,775,578)	(100.0)%
Black Bison Warrant	355,000	—	355,000	n/a
Total Other Equity Securities	$9,572,181	$23,304,321	$(13,732,140)	(58.9)%
* This investment was liquidated prior to 12/31/14, as discussed below.
Lightfoot
The fair value of Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC (collectively, “Lightfoot”) as of December 31, 2014, decreased $957 thousand, or 9.1 percent, as compared to the valuation at December 31, 2013, primarily due to the change in value of Arc Logistics' publicly traded shares and slightly offset by a decrease in the Company's marketability discount. The Company received a fourth quarter distribution of approximately $244 thousand. ARCX is the publicly listed common unit trading symbol for Arc Logistics. On the last day of December the value declined 11.7 percent from $19.30 to $17.06 per share. During the time period January 1, 2015 through March 12, 2015, it has since traded back to a volume weighted average price of $18.47 per share.
Based on the minimum quarterly distributions that Arc Logistics plans to make following its IPO as described in its IPO prospectus, and ongoing discussions with Lightfoot’s management, the Company currently expects to receive distributions of approximately $1 million from Lightfoot during fiscal 2015, provided there are no reductions in the distributions to fund other uses of capital at Lightfoot. The Company expects distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics. However, both the ability of Arc Logistics to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' business results, and neither Arc Logistics nor Lightfoot is under any obligation to make such distributions.  Accordingly, there can be no assurance that our expectations concerning 2015 distributions from Lightfoot will be realized.
VantaCore
On October 1, 2014, Natural Resource Partners L.P. completed its acquisition of VantaCore Partners LP. The Company's portion of the sale proceeds was approximately $13.6 million, of which $2.9 million will be held in escrow pending certain post-closing obligations or the expiration of certain time periods. The Company elected to pay income tax on the VantaCore sale as cash distributions are received. The first cash tax payment attributable to the gain on the sale of VantaCore, approximately $2.3 million, was paid in the fourth quarter. The remaining cash tax payments are expected to be made in subsequent years as distributions from escrow are received. For additional details, please refer to Item 2.01 of the Company's Current Report on Form 8-K, filed with the SEC on October 7, 2014.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of December 31, 2014.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$67,060,000	$3,528,000	$63,532,000	$—	$—
Interest payments on long-term debt		2,268,834	2,152,498	—	—
Totals		$5,796,834	$65,684,498	$—	$—
The Company's revolving credit facilities and Mowood Note Payable are not included in the above table because they relate to indebtedness under a line of credit with no fixed repayment schedule. Fees paid to Corridor under the Management Agreement and the Administrative Agreement are not included because they vary as a function of the value of our total assets under management. For additional information see Note 11 in the Notes to the Consolidated Financial Statements in this report.
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the acquisition of the Pinedale LGS. The primary term of the credit facility is three years, with an option for a one-year extension. Under the KeyBank credit facility, Pinedale LP is obligated to make monthly principal payments, which began in the second year of the term, equal to 0.42 percent of the $70 million loan outstanding. Interest accrues at a variable annual rate equal to LIBOR plus 3.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at December 31, 2014 (0.17% at December 31, 2014).
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
MAJOR TENANTS
As of December 31, 2014 the Company had three significant leases. The table below displays the impact of leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of December 31, 2014	As of December 31, 2013	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended November 30, 2012	For the One-Month Transition Period December 31, 2012
Pinedale LGS	79.17%	94.23%	71.94%	88.68%	—	75.20%
Portland Terminal Facility	17.24%	—	18.98%	—	—	—
Public Service of New Mexico	3.07%	5.77%	9.05%	11.32%	100.00%	24.80%

Pinedale LGS
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
Ultra Petroleum is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason to doubt the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. Summary Consolidated Balance Sheets and Consolidated Statements of Operations for Ultra Petroleum are provided in Note 4 in the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.
Portland Terminal Facility
In January 2014, the Company entered into a triple-net lease with Arc Terminals for use of the Portland Terminal Facility, which is guaranteed by Arc Logistics. Arc Logistics has an equity market capitalization of approximately $245 million as of March 12, 2015, based on the number of common and subordinated units outstanding as of Arc Logistics’ 2015 annual report on Form 10-K filed with the SEC on March 12, 2015.
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
EIP
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

DIVIDENDS
The following table sets forth distributions for the years ended December, 31 2014, December 31, 2013 and November 30, 2012. Distributions are shown in the period in which they were declared. A dividend relating to the fourth quarter of 2013 was declared and paid in January 2014.

Amount
2014
Fourth Quarter	$0.1300
Third Quarter	$0.1300
Second Quarter	$0.1290
First Quarter	$0.1250

2013
Fourth Quarter(1)	$—
Third Quarter	$0.1250
Second Quarter	$0.1250
First Quarter	$0.1250

2012
Fourth Quarter	$0.1100
Third Quarter	$0.1100
Second Quarter	$0.1100
First Quarter	$0.1100

(1)
The 2013 fourth quarter dividend was paid in the first quarter of 2014. On January 3, 2014, our Board declared a dividend of $0.125 per share, payable January 23, 2014 to common stockholders of record as of January 13, 2014.

Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended December 31, 2014, the sources of our stockholder distributions include lease and financing revenue from our real property assets and distributions from our investment securities. The amount of any distribution is recorded by the Company on the ex-dividend date. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
In consideration of the additional lease income available to support distributions following our acquisition of the Portland Terminal Facility, our Board of Directors approved an increase in our quarterly distribution payable to stockholders, effective beginning from the date we closed on such acquisition, to $0.13 per share from $0.125 per share. This increase was reflected in the first quarter 2014 distribution of $0.129 per share that we announced on April 30, 2014 (prorated for the partial quarter following the closing of the Portland Terminal Facility on January 21, 2014). Our second quarter 2014 distribution of $0.13 per share was announced on July 31, 2014 and reflects a full quarter of revenue from the Portland Terminal Facility. Our third quarter 2014 distribution of $0.13 per share was announced on October 31, 2014 and paid on November 28, 2014. Our fourth quarter distribution of $0.13 per share was announced on January 28, 2015 and was paid on February 27, 2015.
In 2013, CorEnergy changed its fiscal year as part of its transition from a business development company to a REIT. As a result of this change, the dividend payment schedule for calendar 2013 varied from prior years. Going forward, the Company intends to maintain a quarterly February/May/August/November dividend payment cycle. Dividend payouts may be affected by cash flow requirements and remain subject to other risks and uncertainties. There is no assurance that we will continue to make regular distributions.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2014, we had approximately $53.0 million available for future investment. The $53.0 million represents cash plus revolver availability totaling $65.6 million less the following near-term commitments:

•	current maturities of long-term debt of $3.5 million;

•	accounts payable and other accrued liabilities totaling $3.9 million;

•	management fee payable of $1.2 million; and

•	the remaining commitment of approximately $4.0 million in additional capital improvements in connection with the Portland Terminal Facility.
There are opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets, supplemented with accretive equity issuance as needed, subject to current market conditions. We may invest in assets subject to greater leverage which could be both recourse and non-recourse to us.
Cash Flows - Operating, Investing and Financing Activities
We had approximately $7.6 million of cash and cash equivalents as of December 31, 2014, a net decrease of approximately $10.4 million as compared to December 31, 2013.

Cash Flows from Operating Activities

For the year ended December 31, 2014, cash provided by operating activities totaled approximately $16.9 million, representing an increase of $9.2 million as compared to the year ended December 31, 2013. This increase was primarily attributable to increases in revenues due to the addition of the Portland Terminal Facility, MoGas Pipeline System and two energy infrastructure financing investments during 2014.

For the year ended December 31, 2013, cash provided by operating activities totaled approximately $7.7 million, representing a decrease of $1.9 million as compared to the year ended November 30, 2012.  This decrease was attributable to aggregate operating cash flow reductions of $21.1 million caused by (i) a reduction in lease payments from EIP due to a portion of the scheduled 2013 rental payments having been prepaid in 2012 in connection with the agreement to sell EIP to PNM Resources, (ii) decreases in cash distributions received (and an increase in income tax payments) related to the December 2012 liquidation of our portfolio of trading securities, (iii) an increase in interest expense due to debt incurred to finance the Pinedale LGS acquisition, (iv) an increase in management fees due to the increase in our total assets resulting from the Pindedale LGS acquisition, (v) delays in certain DOD contract payments to Omega resulting from the Federal budget sequestration, and (vi) miscellaneous increases in certain other expenses, mostly offset by a $19.2 million increased lease revenue due to receiving our first full year of rent under the Pinedale LGS lease with UPL.

For the year ended November 30, 2012, cash provided by operating activities totaled approximately $9.6 million, representing an increase of $6.9 million as compared to the year ended November 30, 2011. This increase was primarily attributable to a $1.4 million increase in revenues due to receipt of a full year of lease payments under the EIP lease which was only in place for six months in 2011, as well as receipt of advance rent of approximately $2.4 million in connection with the agreement to sell EIP to PNM Resources and a $2.1 increase in distributions received from our investment securities.

Cash provided by operating activities of $767 thousand during the one-month transition period ended December 31, 2012 was primarily attributable to the rent payment received for the partial first-month associated with the acquisition and lease of the Pinedale LGS.

Cash Flows from Investing Activities

Net cash used in investing activities was $177.1 million for the year ended December 31, 2014, as compared to net cash provided by investing activities of $5.4 million and $9.0 million for the years ended December 31, 2013 and November 30, 2012, respectively, and net cash used in investing activities of $180.4 million for the one-month transition period ended December 31, 2012.

Significant factors impacting cash flows from investing activities during fiscal 2014 included the following:

•	$168.2 million of investment expenditures primarily related to the acquisitions of the Portland Terminal Facility and the MoGas Pipeline System.

•	$20.6 million invested in the Black Bison and Four Wood energy infrastructure financing notes receivable.

•	$10.8 million in proceeds from the sale of investment securities, primarily related to the sale of VantaCore in October 2014.

Significant factors impacting cash flows from investing activities during fiscal 2013 included the following:

•	$1.8 million of investment expenditures primarily related to the acquisition of the Pinedale LGS, as well as the pursuit of other investment opportunities.

•	$5.6 million in proceeds from additional sales to liquidate our legacy portfolio of investment securities.

•	Approximately $1.8 million in cash distributions received from our investment securities.

Significant factors impacting cash flows from investing activities during fiscal 2012 included the following:

•	$943 thousand of investment expenditures primarily related to the acquisition of the Pinedale LGS.

•	$10.0 million in proceeds from additional sales to liquidate our legacy portfolio of investment securities.

Significant factors impacting cash flows from investing activities during the one-month transition period ended December 31, 2012 included the following:

•	$205.7 million of investment expenditures primarily related to the acquisition of the Pinedale LGS.

•	$26.1 million in proceeds from the liquidation of our legacy portfolio of trading equity securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $149.8 million for the year ended December 31, 2014, as compared to net cash used in financing activities of $12.8 million and $7.1 million for the years ended December 31, 2013 and November 30, 2012, respectively, and net cash provided by financing activities of $183.0 million for the one-month transition period ended December 31, 2012.

Significant factors impacting cash flows from financing activities during fiscal 2014 included the following:

•
Net proceeds of $141.7 million from two underwritten public offerings of common stock in January 2014 (in conjunction with our acquisition of the Portland Terminal Facility) and November 2014 (in conjunction with our acquisition of the MoGas Pipeline System).

•	Net proceeds from revolving line of credit borrowings, net of payments on our revolving line of credit and related debt financing costs, of $28.8 million.

•	Dividends and distributions of $17.9 million paid to holders of our common stock and the holder of the non-controlling interest in Pinedale LP.

•	Principal payments of $2.9 million on the KeyBank secured term credit facility that financed a portion of the Pinedale LGS acquisition (as discussed below).

Significant factors impacting cash flows from financing activities during fiscal 2013 included the following:

•	Dividends and distributions of $12.2 million paid to holders of our common stock and the holder of the non-controlling interest in Pinedale LP.

•	Additional offering costs of $523 thousand related to the December 2012 underwritten public offering of common stock that partially financed the acquisition of the Pinedale LGS.

•	Additional debt financing costs of $145 thousand related to the establishment of a new revolving line of credit.

•	Net proceeds from revolving line of credit borrowings of $82 thousand (consisting of advances of $221 thousand offset by payments of $139 thousand).

Significant factors impacting cash flows from financing activities during fiscal 2012 included the following:

•	Dividends of $3.9 million paid to holders of our common stock.

•
$1.1 million of debt financing costs incurred in connection with the establishment of the KeyBank secured term credit facility that financed a portion of the Pinedale LGS acquisition (as discussed below).

•	Net proceeds from revolving line of credit borrowings of $120 thousand (consisting of advances of $5.3 million offset by payments of $5.2 million).

•	Principal payments of $2.2 million on the note payable assumed as part of the acquisition of the EIP asset. The note matured on October 1, 2012.

Significant factors impacting cash flows from financing activities during the one-month transition period ended December 31, 2012 included the following:

•	Net proceeds of $84.5 million from an underwritten public offering of common stock that partially financed the acquisition of the Pinedale LGS.

•	$30.0 million in equity proceeds from the co-investment in Pinedale LP by Prudential.

•	Net financing proceeds of $68.6 million ($70.0 million net of debt financing costs of $1.4 million) from the KeyBank secured term credit facility that partially financed the Pinedale LGS acquisition.

•	Net payments on revolving line of credit borrowings of $120 thousand (consisting of payments of $650 thousand offset by advances of $530 thousand).
Revolving and Term Credit Facilities
Pinedale Facility
Pinedale LP has a $70.0 million secured term credit facility with KeyBank (the "KeyBank Term Facility") that provides for monthly payments of principal and interest. Outstanding balances under the credit facility generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent. The KeyBank Term Facility is secured by the Pinedale LGS. Pinedale LP is obligated each month to pay all accrued interest and, beginning March 7, 2014, 0.42 percent of the principal amount outstanding on the loan on March 1, 2014. The KeyBank Term Facility will remain in effect through December 2015, with an option to extend through December 2016.
Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In December of 2012 we executed interest rate swap derivatives covering $52.5 million of notional value of the KeyBank Term Facility, to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. The interest rate swap derivatives executed in December of 2012 have remained in place and effectively fixes the rate of interest applicable to the KeyBank Term Facility at a base rate of 3.25 percent plus 0.865 percent.
Additional Credit Facilities of the REIT
On May 8, 2013, we entered into a $20.0 million revolving line of credit with KeyBank to fund general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The primary term of the facility was three years with the option for a one-year extension. As of September 26, 2014 there had been no borrowings against the KeyBank Revolver and the agreement was terminated.
On September 26, 2014 the company entered into a $30.0 million revolving credit facility with Regions Bank, then on November 24, 2014, increased the credit facility, to $90.0 million in conjunction with the MoGas acquisition. There were no borrowings on the Regions Revolver between September 26, 2014 and November 24, 2014. The facility has a maturity of November 24, 2018. For the first six months, subsequent to the increase, the facility will bear interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. On and after May 24, 2015, the interest rate will be determined by a pricing grid where the applicable interest rate is anticipated to be LIBOR plus 2.75 percent to 3.50 percent, depending on the company's leverage ratio at such time. As of December 31, 2014, the outstanding balance on the Regions Revolver was $32.0 million.
The Regions Revolver is secured by substantially all of the assets owned by the company and its subsidiaries other than (i) the assets held by Mowood, LLC, Omega Pipeline Company, Pinedale Corridor, LP and Pinedale, GP Inc. (the "Unrestricted Subs") and (ii) the equity investments in the Unrestricted Subs.
MoGas Credit Facility
In conjunction with the MoGas acquisition, MoGas Pipeline LLC and United Property systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions
Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and reborrow loans up to $3.0 million outstanding at any time. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver. As of December 31, 2014, there is $0 outstanding against the MoGas Revolver. As of December 31, 2014, the co-borrowers are in compliance of all covenants of the MoGas Revolver.
Mowood/Omega Credit Facility
On October 15, 2013, Mowood and Omega jointly entered into a new Revolving Note Payable Agreement (“2013 Note Payable Agreement”), replacing a prior $1.3 million secured Note Payable Agreement (as amended), under which interest accrued and was payable monthly at LIBOR plus 4.00 percent and which expired on October 29, 2013. The 2013 Note Payable Agreement had a maximum borrowing base of $1.5 million. Borrowings on the 2013 Note Payable Agreement were secured by Mowood’s and Omega's assets. Interest accrued at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75 percent), was payable monthly and in full, with accrued interest, on the termination date of October 15, 2014.
On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a Revolving Note Payable Agreement ("2014 Note Payable Agreement") with a financial institution, extending the maturity date to January 31, 2015. The 2014 Note Payable Agreement has a maximum borrowing base of $1.5 million. Borrowings on the Note Payable are secured by Mowood’s assets. Interest accrues at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75 percent at December 31, 2014) and is payable monthly, with all outstanding principal and accrued interest payable on the termination date of January 31, 2015. The balance outstanding at December 31, 2014 was approximately $141 thousand. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. The 2014 Note Payable Agreement provides for an unused credit line fee of 20 basis points per month. Effective January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015.
Debt Covenants
All of our debt agreements contain customary restrictive covenants related to financial and operating performance, including restrictions on additional debt, investments, distributions, etc., and such covenants include exceptions and qualifications. For example, and without limiting the foregoing, the Regions Revolver is subject to (i) a minimum fixed charge ratio of 3.5 to 1.0; (ii) a maximum total leverage ratio of 5.5 to 1.0; (iii) a maximum total recourse leverage ratio (which generally excludes debt from Unrestricted Subs) of 3.25 to 1.0 for the period ending March 31, 2015, and 3.0 to 1.0 thereafter; and (iv) a maximum total funded debt to capitalization ratio of 50 percent. The KeyBank Term Facility is subject to (i) a minimum interest rate coverage ratio of 5.5 to 1.0; (ii) a maximum leverage ratio, as of the date hereof and through the computation period ending August 31, 2015, 3.5 to 1.0 and, thereafter, 3.25 to 1.0; and (iii) a minimum net worth of $115 million, each measured at the Pinedale LP level and not at the company level.
We were in compliance with all covenants at December 31, 2014.
Equity Offerings
We had a registration statement under the Securities Act of 1933, covering a proposed maximum aggregate offering price of $300.0 million of securities declared effective by the SEC on June 8, 2012. From that date through December 31, 2014, we conducted the following equity offerings pursuant to such registration statement:

•
December 2012 - We issued 14,950,000 shares of common stock in an underwritten public offering, resulting in gross proceeds of $89.7 million and net proceeds (after underwriting discount) of approximately $84.6 million, approximately $73.6 million of which were used to finance the acquisition of the Pinedale LGS.

•
January 2014 - We issued 7,475,000 shares of common stock in an underwritten public offering, resulting in gross proceeds of $49 million and net proceeds (after underwriting discount) of approximately $45.6 million, which were used to finance the acquisition of the Portland Terminal Facility as described in Item 1 of this report.

•
November 2014 - We issued 14,950,000 shares of common stock in an underwritten public offering, resulting in gross proceeds of $102 million and net proceeds (after underwriting discount) of approximately $96 million, which were used to finance the acquisition of the MoGas Pipeline System as described in Item 1 of this report.

•
DRIP Shares - Additionally, since June 2012, we also have issued common stock under the Company’s dividend reinvestment plan that have reduced availability under this registration statement by approximately $302 thousand.

As of December 31, 2014, the remaining availability under our June 2012 shelf registration statement was approximately $60.0 million of maximum aggregate offering price of securities. Subsequent to year end we issued an aggregate of 2,250,000 depositary shares, each representing 1/100th of a share of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock, pursuant to an underwritten public offering under our June 2012 shelf registration statement, resulting in gross proceeds of $56.3 million and net proceeds (after underwriting discount) of approximately $54.5 million, which were used to repay outstanding indebtedness under the Regions Revolver and for general corporate purposes.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing midstream and downstream real estate assets with in the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. These investing activities have generally been financed from the proceeds of our equity offerings as well as the term and credit facilities mentioned above. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. The following is our liquidity and capitalization as of the below noted dates:

Liquidity and Capitalization
				For the One-Month Transition Period ended December 31, 2012	Pro forma information as of December 31, 2014

	As of the years ended
	December 31, 2014	December 31, 2013	November 30, 2012
Cash and cash equivalents	$7,578,164	$17,963,266	$14,333,456	$17,680,783	$30,056,289
Line of credit	$32,141,277	$81,935	$120,000	$—	$141,277

Long-term debt	63,532,000	67,060,000	—	70,000,000	63,532,000
Stockholders' equity:
Preferred stock, convertible, $0.001 par value	—	—	—	—	23
Capital stock, non-convertible, $0.001 par value	46,605	24,156	9,191	24,141	46,605
Additional paid-in capital	309,950,440	173,441,019	91,763,475	175,256,675	364,428,543
Accumulated retained earnings	—	1,580,062	5,712,419	4,209,023	—
Accumulated other comprehensive income	453,302	777,403	—	—	453,302
Total stockholders' equity	310,450,347	175,822,640	97,485,085	179,489,839	364,928,473
Total capitalization	$373,982,347	$242,882,640	$97,485,085	$249,489,839	$428,460,473

As a result of the January 2015 Preferred offering and after paying off all principal and accrued interest on the Regions revolver, we had a net increase in cash of $22.3 million and $90.0 million undrawn availability. We also have two additional lines of credit for working capital purposes for two of our subsidiaries with Regions Bank and Citizens Bank & Trust Company with maximum availability of $3.0 million and $1.5 million, respectively. On January 23, 2015, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities, with an aggregate offering price of up to $300.0 million.

Pro forma Information
The information included in the pro forma column above is meant to give effect to the January 2015 offering of preferred stock described above under "Equity Offerings" as if it had taken place on January 1, 2014. The effect on capitalization is as follows:

•	Increase in cash of approximately $22.5 million, net of underwriter's fees and after paying off all outstanding principal on the Regions Revolver

•	Increase in additional paid-in capital of approximately $54.5 million

•	Addition of $22.50 in total par value of the Company's 7.375% Series A Cumulative Redeemable Preferred Stock

Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.
In December of 2015, the Pinedale LP KeyBank Term Facility will come to the end of the initial three year term. The facility does, however, provide the option to extend through December 2016. Currently it is our intent to extend the term date through December 2016. Our sources of liquidity as of December 31, 2014, to pay our 2015 commitments, include the amounts available under our revolving credit facilities of approximately $62.4 million and unrestricted cash on hand of $7.6 million.
We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2016 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Private Securities Investments
As of December 31, 2014 our remaining securities investments included only illiquid securities issued by privately-held companies. For additional information concerning our remaining private securities investments and related developments during 2014, including the liquidation of our investment in VantaCore Partners LP, please refer to the discussion presented above in this Item 7 under the heading “Asset Portfolio and Related Developments.”
During the three-month period ended March 31, 2013, we liquidated the remaining shares of our NGL Energy Partners, LP shares for approximately $4.6 million cash, which had a carrying value of approximately $4.3 million. We reported the gains on the securities transactions as Other Income rather than Income from Operations.
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets and, to the extent compatible with our status as a REIT, equity enhancements to certain of our real property investments), and we intend to liquidate our remaining private securities investments in an orderly manner.
Subsequent Events
For additional information regarding transactions that occurred subsequent to December 31, 2014, see Note 21, Subsequent Events, of the Notes to the Financial Statements included in this annual report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of December 31, 2014, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2013.
As of December 31, 2014, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $9.6 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $585 thousand.
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

Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2014, we had $63.5 million in long-term debt (net of current maturities). The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2014, was comprised of $14.6 million under the KeyBank $70 million term credit facility after giving effect to our interest rate swap agreements. A 100 basis point increase in current LIBOR rates would result in an additional $168 thousand of interest expense for the year ended December 31, 2014, while a 100 basis point decrease in current LIBOR rates would reduce interest expense for such period by $174 thousand. As of December 31, 2014, the fair value of our hedge derivative totaled approximately $352 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase the hedged derivative asset by $1.8 million, while a decrease of 100 basis points would decrease the hedged derivative asset by $1.1 million as of December 31, 2014. See Note 15 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K for further information concerning quantitative valuations and the qualitative aspects of our use of interest rate hedge swaps to manage interest rate risk.
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
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MoGas Pipeline, LLC and United Property Systems, LLC, which are included in the Company’s 2014 consolidated financial statements and constituted $124,900,000 and $1,414,000 of the Company’s total and net assets, respectively, as of December 31, 2014 and $1,298,000 and $7,500 of the Company’s revenues, respectively, for the year then ended. Management also did not perform an evaluation of the internal control over financial reporting of MoGas Pipeline, LLC and United Property Systems, LLC.
Our management assessed our systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of December 31, 2014. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Report). Based on this assessment, our management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The Board of Directors exercises its oversight role with respect to the systems of internal control primarily through its Audit Committee, which is comprised solely of independent outside directors. The Committee oversees systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Ernst & Young has issued an audit report on the Company’s internal control over financial reporting. This report begins on the next page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CorEnergy Infrastructure Trust, Inc. and Subsidiaries
We have audited CorEnergy Infrastructure Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CorEnergy Infrastructure Trust, Inc. subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MoGas Pipeline, LLC and United Property Systems, LLC, which are included in the 2014 consolidated financial statements of CorEnergy Infrastructure Trust, Inc. and constituted $124,900,000 and $1,414,000 of total and net assets, respectively, as of December 31, 2014 and $1,298,000 and $7,500 of revenues, respectively, for the year then ended. Our audit of internal control over financial reporting of CorEnergy Infrastructure Trust, Inc. also did not include an evaluation of the internal control over financial reporting of MoGas Pipeline, LLC and United Property Systems, LLC.
In our opinion, CorEnergy Infrastructure Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the periods ended December 31, 2014 and 2013, and November 30, 2012, and the one-month transition period from December 1, 2012 through December 31, 2012 of CorEnergy Infrastructure Trust, Inc. and subsidiaries and our report dated March 16, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Kansas City, Missouri
March 16, 2015

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
As of December 31, 2014, we are an accelerated filer. As an accelerated filer for the fiscal year ended December 31, 2014, we are required to prepare and include in our annual report to stockholders for such period a report regarding management’s assessment of our internal control over financial reporting under the Securities Exchange Act of 1934 (the “1934 Act”) and have included this report in Item 9A of this Annual Report on Form 10-K.
Additional information incorporated by reference to the sections captioned "Nominees for Directors," "Incumbent Directors Remaining in Office," "Information About Executive Officers," "Board of Directors Meetings and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Stockholder Proposals and Nominations for the 2016 Annual Meeting" in our proxy statement for our 2015 Annual Stockholder Meeting will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections captioned "Director Compensation Table" and "Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2015 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections captioned "Security Ownership of Management and Certain Beneficial Owners" in our proxy statement for our 2015 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections captioned "Nominees for Director," "Incumbent Directors Remaining in Office," "Board of Directors Meetings and Committees" and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2015 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Services" in our proxy statement for our 2015 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1. The Financial Statements listed in the Index to Financial Statements on Page F-1.
2. The Exhibits listed in the Exhibit Index below.

Exhibit No.	Description of Document

3.1	Articles of Amendment and Restatement of CorEnergy Infrastructure Trust, Inc. (2)
3.2	Second Amended and Restated Bylaws (3)
3.3	Articles Supplementary, dated January 22, 2015, Establishing and Fixing the Rights and Preferences of the Registrant’s 7.375% Series A Cumulative Redeemable Preferred Stock (23)
4.1	Form of Stock Certificate for Common Stock of CorEnergy Infrastructure Trust, Inc. (2)
4.2	Form of Certificate of CorEnergy Infrastructure Trust, Inc.'s 7.375% Series A Cumulative Redeemable Preferred Stock (23)
4.3	Registration Rights Agreements with Merrill Lynch & Co; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated dated January 9, 2006 (1)
4.4	Registration Rights Agreement dated April 2007 (4)
10.1	Dividend Reinvestment Plan (5)
10.2	Management Agreement dated April 30, 2014, effective January 1, 2014, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (13)
10.3(a)	Advisory Agreement dated December 1, 2011 (7)
10.3(b)	Amended Advisory Agreement dated December 21, 2012 (11)
10.4	Custody Agreement with U.S. Bank National Association dated September 13, 2005 (1)
10.5	First Amendment to the Custody Agreement with U.S. Bank National Association dated May 24, 2010 (6)
10.6	Stock Transfer Agency Agreement with Computershare Investor Services, LLC dated September 13, 2005 (1)
10.7(a)	Second Amended Administration Agreement dated December 1, 2011 (7)
10.7(b)	Amendment and Assignment to the Second Amended Administration Agreement dated August 7, 2012 (11)
10.8	Warrant Agreement with Computershare Investor Services, LLC as Warrant Agent dated December 8, 2005 (1)
10.9(a)	Purchase and Sale Agreement, dated December 7, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (8)
10.9(b)	Amendment to Purchase and Sale Agreement, dated December 12, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (9)
10.10(a)	Subscription Agreement, dated December 7, 2012, by and among Pinedale GP, Inc., Ross Avenue Investments, LLC and Pinedale Corridor, LP (8)
10.10(b)	First Amendment to Subscription Agreement by and among Pinedale Corridor, LP, Pinedale GP, Inc. and Ross Avenue Investments, LLC (9)
10.11(a)	Term Credit Agreement, dated December 7, 2012, by and among Pinedale Corridor, LP, KeyBank National Association, as lender and KeyBank National Association, as administrative agent (8)
10.11(b)
Amended and Restated Term Credit Agreement, dated December 14, 2012, by and among Pinedale Corridor, LP, KeyBank National Association, as lender and KeyBank National Association, as administrative agent (9)

10.12(a)	Lease Agreement dated December 20, 2012 by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (10)
10.12(b)	First Amendment to Lease, dated June 19, 2013, by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (14)
10.13	First Amended and Restated Limited Partnership Agreement of Pinedale Corridor, LP, dated December 20, 2012, by and between Pinedale GP, Inc. and Ross Avenue Investments, LLC (10)

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

10.15	Membership Interest Purchase Agreement, dated January 14, 2014, by and among Lightfoot Capital Partners, LP, CorEnergy Infrastructure Trust, Inc. and Arc Terminals Holdings LLC (15)
10.16	Lease, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (16)
10.17	Asset Purchase Agreement, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (16)
10.19(a)	Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. (17)
10.19(b)	Amendment No. 1 to Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. (18)
10.20(a)	Revolving Credit Agreement dated as of September 26, 2014 by and among the Company and Regions Bank, et al (19)
10.20(b)	First Amendment to Revolving Credit Agreement, dated November 24, 2014 by and among the Company and Regions Bank, et al (22)
10.21(a)	Limited Liability Company Interests Purchase Agreement, dated November 17, 2014 between CorEnergy Infrastructure Trust, Inc. and Mogas Energy, LLC (20)
10.21(b)	Amendment to Limited Liability Company Interests Purchase Agreement, dated November 18, 2014 between CorEnergy Infrastructure Trust, Inc. and Mogas Energy, LLC (21)
12.1	Computation of Ratio of Fixed Charges to Earnings - filed herewith
14.1	Code of Ethics for Principal Executive Officer and Principal Financial Officer (11)
21.1	Subsidiaries of the Company - filed herewith
23.1	Consent of Ernst & Young LLP dated March 16, 2015 - filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101
The following materials from CorEnergy Infrastructure Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements - furnished herewith

(1)	Incorporated by reference to the Registrant's Registration Statement on Form N-2, filed August 28, 2006 (File No. 333-136923).

(2)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 14, 2014 (the first Form 8-K filing on such date).

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed July 31, 2013.

(4)	Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed July 3, 2007 (File No. 333-142859).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended November 30, 2010 and filed January 26, 2011.

(7)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 1, 2011.

(8)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 10, 2012 (the first Form 8-K filing on such date).

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 17, 2012.

(10)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 21, 2012.

(11)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 2012, filed February 13, 2013.

(12)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 12, 2014.

(14)	Incorporated by reference to the Registrant's current report on Form 8-K, filed August 27, 2013.

(15)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 14, 2014 (the second Form 8-K filing on such date).

(16)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 22, 2014.

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed August 11, 2014.

(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed September 17, 2014 (File No. 333-198799).

(19)	Incorporated by reference to the Registrant's current report on Form 8-K, filed September 30, 2014.

(20)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 17, 2014.

(21)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 20, 2014.

(22)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 25, 2014.

(23)	Incorporated by reference to the Registrant’s Form 8-A, filed January 26, 2015.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F- 2
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	F- 3
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, December 31, 2013, November 30, 2012 and the one-month transition period ended December 31, 2012	F- 4
Consolidated Statements of Equity for the years ended December 31, 2014, December 31, 2013, November 30, 2012 and the one-month transition period ended December 31, 2012	F- 5
Consolidated Statements of Cash Flow for the years ended December 31, 2014, December 31, 2013, November 30, 2012 and the one-month transition period ended December 31, 2012	F- 6
Notes to Consolidated Financial Statements	F- 8
Schedule I - Condensed Financial Information of Registrant	F- 40
Schedule III - Real Estate and Accumulated Depreciation	F- 43
Schedule IV - Mortgage Loans on Real Estate	F- 44

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CorEnergy Infrastructure Trust, Inc
We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, equity and cash flows for each of the years in the periods ended December 31, 2014, December 31, 2013 and November 30, 2012 and the one-month transition period from December 1, 2012 through December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorEnergy Infrastructure Trust, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the periods ended December 31, 2014 and December 31, 2013, and November 30, 2012 and for the one-month transition period from December 1, 2012 through December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CorEnergy Infrastructure Trust Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Kansas City, MO
March 16, 2015

CorEnergy Infrastructure Trust, Inc.

CONSOLIDATED BALANCE SHEETS	December 31, 2014	December 31, 2013
Assets
Leased property, net of accumulated depreciation of $19,417,025 and $9,154,337	$260,280,029	$221,694,020
Leased property held for sale, net of accumulated depreciation of $5,878,933 and $3,600,251	8,247,916	10,526,598
Property and equipment, net of accumulated depreciation of $2,623,020 and $2,037,685	122,820,122	3,318,483
Financing notes and related accrued interest receivable, net	20,687,962	—
Other equity securities, at fair value	9,572,181	23,304,321
Cash and cash equivalents	7,578,164	17,963,266
Escrow receivable	2,438,500	—
Accounts receivable	3,604,198	2,068,193
Lease receivable	1,499,796	711,229
Intangible lease asset, net of accumulated amortization of $1,021,784 and $729,847	72,987	364,924
Deferred debt issuance costs, net of accumulated amortization of $1,124,655 and $572,830	3,516,167	1,225,524
Deferred lease costs, net of accumulated amortization of $124,641 and $63,272	795,821	857,190
Hedged derivative asset	351,807	680,968
Income tax receivable	251,021	834,382
Prepaid expenses and other assets	380,303	326,561
Goodwill	1,718,868	—
Total Assets	$443,815,842	$283,875,659
Liabilities and Equity
Current maturities of long-term debt	$3,528,000	$2,940,000
Long-term debt	63,532,000	67,060,000
Accounts payable and other accrued liabilities	3,935,307	2,224,829
Management fees payable	1,164,399	695,438
Deferred tax liability	1,262,587	5,332,087
Line of credit	32,141,277	81,935
Unearned revenue	711,230	—
Total Liabilities	$106,274,800	$78,334,289
Equity
Warrants, no par value; 0 and 945,594 issued and outstanding at December 31, 2014 and December 31, 2013 (5,000,000 authorized)	$—	$1,370,700
Capital stock, non-convertible, $0.001 par value; 46,605,055 and 24,156,163 shares issued and outstanding at December 31, 2014 and December 31, 2013 (100,000,000 shares authorized)	46,605	24,156
Additional paid-in capital	309,950,440	173,441,019
Accumulated retained earnings	—	1,580,062
Accumulated other comprehensive income	453,302	777,403
Total CorEnergy Equity	310,450,347	177,193,340
Non-controlling Interest	27,090,695	28,348,030
Total Equity	337,541,042	205,541,370
Total Liabilities and Equity	$443,815,842	$283,875,659
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2014	December 31, 2013	November 30, 2012
Revenue
Lease revenue	$28,223,765	$22,552,976	$2,552,975	$857,909
Sales revenue	9,708,902	8,733,044	8,021,022	868,992
Financing revenue	1,077,813	—	—	—
Transportation revenue	1,298,093	—	—	—
Total Revenue	40,308,573	31,286,020	10,573,997	1,726,901
Expenses
Cost of sales (excluding depreciation expense)	7,291,968	6,734,665	6,078,102	686,976
Management fees, net of expense reimbursements	3,467,660	2,637,265	1,046,796	155,242
Asset acquisition expense	929,188	806,083	377,834	64,733
Professional fees	2,214,028	1,678,137	1,141,045	333,686
Depreciation expense	13,133,886	11,429,980	1,118,269	499,357
Amortization expense	61,369	61,305	—	1,967
Transportation, maintenance and general and administrative	458,872	—	—	—
Operating expenses	840,910	924,571	739,519	48,461
Directors’ fees	270,349	178,196	85,050	8,500
Other expenses	991,528	580,183	231,086	27,500
Total Expenses	29,659,758	25,030,385	10,817,701	1,826,422
Operating Income (Loss)	$10,648,815	$6,255,635	$(243,704)	$(99,521)
Other Income (Expense)
Net distributions and dividend income	$1,836,783	$584,814	$(279,395)	$2,325
Net realized and unrealized gain (loss) on trading securities	—	(251,213)	4,009,933	(1,769,058)
Net realized and unrealized gain (loss) on other equity securities	(466,026)	5,617,766	16,171,944	(159,495)
Interest expense	(3,675,122)	(3,288,378)	(81,123)	(416,137)
Total Other Income (Expense)	(2,304,365)	2,662,989	19,821,359	(2,342,365)
Income (Loss) before income taxes	8,344,450	8,918,624	19,577,655	(2,441,886)
Taxes
Current tax expense	3,843,937	13,474	29,265	3,855,947
Deferred tax expense (benefit)	(4,069,500)	2,936,044	7,199,669	(4,776,090)
Income tax expense (benefit), net	(225,563)	2,949,518	7,228,934	(920,143)
Net Income (Loss)	8,570,013	5,969,106	12,348,721	(1,521,743)
Less: Net Income (Loss) attributable to non-controlling interest	1,556,157	1,466,767	—	(18,347)
Net Income (Loss) attributable to CORR Stockholders	$7,013,856	$4,502,339	$12,348,721	$(1,503,396)

Net Income (Loss)	$8,570,013	$5,969,106	$12,348,721	$(1,521,743)
Other comprehensive income:
Changes in fair value of qualifying hedges attributable to CORR Stockholders	(324,101)	777,403	—	—
Changes in fair value of qualifying hedges attributable to non-controlling interest	(75,780)	181,762	—	—
Net Change in Other Comprehensive Income	$(399,881)	$959,165	$—	$—
Total Comprehensive Income (Loss)	8,170,132	6,928,271	12,348,721	(1,521,743)
Less: Comprehensive income attributable to non-controlling interest	1,480,377	1,648,529	—	(18,347)
Comprehensive Income (Loss) attributable to CORR Stockholders	$6,689,755	$5,279,742	$12,348,721	$(1,503,396)
Earnings (Loss) Per Common Share:
Basic and Diluted	$0.21	$0.19	$1.34	$(0.10)
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	33,028,574	24,149,396	9,182,425	15,564,861
Dividends declared per share	$0.514	$0.375	$0.440	$—
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount	Warrants
Balance at November 30, 2011	9,176,889	$9,177	$1,370,700	$95,682,738	$—	$(6,636,302)	$—	$90,426,313
Net Income	—	—	—	—	—	12,348,721	—	12,348,721
Distributions to stockholders sourced as return of capital	—	—	—	(4,040,273)	—	—	—	(4,040,273)
Reinvestment of distributions to stockholders	13,778	14	—	121,010	—	—	—	121,024
Balance at November 30, 2012	9,190,667	9,191	1,370,700	91,763,475	—	5,712,419	—	98,855,785
Net Loss	—	—	—	—	—	(1,503,396)	(18,347)	(1,521,743)
Net offering proceeds	14,950,000	14,950	—	83,493,200	—	—	—	83,508,150
Non-controlling interest contribution	—	—	—	—	—	—	30,000,000	30,000,000
Balance at December 31, 2012	24,140,667	24,141	1,370,700	175,256,675	—	4,209,023	29,981,653	210,842,192
Net Income	—	—	—	—	—	4,502,339	1,466,767	5,969,106
Net change in cash flow hedges	—	—	—	—	777,403	—	181,762	959,165
Total comprehensive income	—	—	—	—	777,403	4,502,339	1,648,529	6,928,271
Dividends	—	—	—	(1,923,760)	—	(7,131,300)	—	(9,055,060)
Distributions to Non-controlling interest	—	—	—	—	—	—	(3,282,152)	(3,282,152)
Reinvestment of dividends paid to stockholders	15,496	15	—	108,104	—	—	—	108,119
Balance at December 31, 2013	24,156,163	24,156	1,370,700	173,441,019	777,403	1,580,062	28,348,030	205,541,370
Net Income	—	—	—	—	—	7,013,856	1,556,157	8,570,013
Net change in cash flow hedges	—	—	—	—	(324,101)	—	(75,780)	(399,881)
Total comprehensive income	—	—	—	—	(324,101)	7,013,856	1,480,377	8,170,132
Net offering proceeds	22,425,000	22,425	—	141,702,803	—	—	—	141,725,228
Dividends	—	—	—	(6,734,166)	—	(8,593,918)	—	(15,328,084)
Common stock issued under director's compensation plan	4,027	4	—	29,996	—	—	—	30,000
Distributions to Non-controlling interest	—	—	—	—	—	—	(2,737,712)	(2,737,712)
Reinvestment of dividends paid to stockholders	19,865	20	—	140,088	—	—	—	140,108
Warrant expiration	—	—	(1,370,700)	1,370,700	—	—	—	—
Balance at December 31, 2014	46,605,055	$46,605	$—	$309,950,440	$453,302	$—	$27,090,695	$337,541,042
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2014	December 31, 2013	November 30, 2012
Operating Activities
Net Income (Loss)	$8,570,013	$5,969,106	$12,348,721	$(1,521,743)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax, net	(4,069,500)	2,936,044	7,199,669	(4,776,090)
Depreciation	13,133,886	11,429,980	1,118,269	499,357
Amortization	1,155,131	909,724	200,056	42,645
Realized and unrealized (gain) loss on trading securities	—	251,213	(4,009,933)	1,769,058
Realized and unrealized (gain) loss on other equity securities	(1,357,496)	(5,617,766)	(16,171,944)	159,495
Unrealized (gain) loss on derivative contract	(70,720)	(11,095)	—	316,756
Distributions received from investment securities	960,384	(567,276)	4,985,370	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(178,100)	(1,145,299)	(167,302)	647,363
(Increase) decrease in lease receivable	(788,567)	(711,229)	474,152	—
(Increase) decrease in prepaid expenses and other assets	96,743	272,194	(233,272)	(177,521)
Increase (decrease) in management fee payable	468,961	555,892	5,403	(109,780)
Increase (decrease) in accounts payable and other accrued liabilities	(2,276,773)	260,538	1,528,541	232,225
Increase (decrease) in current income tax liability	583,361	(4,690,329)	—	3,922,682
Increase (decrease) in unearned revenue	711,230	(2,133,685)	2,370,762	(237,077)
Net cash provided by operating activities	$16,938,553	$7,708,012	$9,648,492	$767,370
Investing Activities
Proceeds from sale of long-term investment of trading and other equity securities	10,806,879	5,580,985	9,983,169	26,085,740
Deferred lease costs	—	(74,037)	—	(796,649)
Acquisition expenditures	(168,204,309)	(1,834,036)	(942,707)	(205,706,823)
Purchases of property and equipment	(11,970)	(40,670)	(30,321)	(421)
Proceeds from sale of property and equipment	948	5,201	3,076	—
Issuance of financing notes receivable	(20,648,714)	—	—	—
Return of capital on distributions received	981,373	1,772,776	—	—
Net cash provided by (used in) investing activities	$(177,075,793)	$5,410,219	$9,013,217	$(180,418,153)
Financing Activities
Payments on lease obligation	—	(20,698)	(80,028)	(6,824)
Debt financing costs	(3,269,429)	(144,798)	(1,054,302)	(1,391,846)
Net offering proceeds	141,797,913	(523,094)	—	84,516,780
Debt issuance	—	—	—	70,000,000
Proceeds from non-controlling interest	—	—	—	30,000,000
Common stock issued under directors compensation plan	30,000	—	—	—
Dividends paid	(15,187,976)	(8,946,941)	(3,919,249)	—
Distributions to non-controlling interest	(2,737,712)	(3,282,152)	—	—
Advances on revolving line of credit	34,676,948	221,332	5,285,000	530,000
Payments on revolving line of credit	(2,617,606)	(139,397)	(5,165,000)	(650,000)
Principal payment on credit facility	(2,940,000)	—	(2,188,000)	—
Net cash provided by (used in) financing activities	$149,752,138	$(12,835,748)	$(7,121,579)	$182,998,110
Net Change in Cash and Cash Equivalents	$(10,385,102)	$282,483	$11,540,130	$3,347,327
Cash and Cash Equivalents at beginning of period	17,963,266	17,680,783	2,793,326	14,333,456
Cash and Cash Equivalents at end of period	$7,578,164	$17,963,266	$14,333,456	$17,680,783
Supplemental information continued on next page.
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.

Continued from previous page.

CONSOLIDATED STATEMENTS OF CASH FLOWS	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2014	December 31, 2013	November 30, 2012
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,762,903	$2,651,355	$203,611	$2,765
Income taxes paid (net of refunds)	$3,260,576	$4,637,068	$96,000	$—
Non-Cash Investing Activities
Security proceeds from sale in long-term investment of other equity securities	$—	$—	$26,565,400	$23,046,215
Reclassification of prepaid expenses and other assets to deferred lease costs	$—	$—	$—	$753,940
Reclassification of prepaid expenses and other assets to acquisition expenditures	$—	$—	$—	$181,766
Change in accounts payable and accrued expenses related to deferred lease costs	$—	$(68,417)	$—	$(653,747)
Change in accounts payable and accrued expenses related to acquisition expenditures	$270,615	$(1,545,163)	$—	$1,624,680
Change in accounts payable and accrued expenses related to issuance of financing and other notes receivable	$39,248	$—	$—	$—

Acquisitions, net of cash acquired:
Leased property	$(48,578,082)	$1,834,036	$942,707	$(205,706,823)
Property and equipment	$(120,083,133)	$—	$—	$—
Other equity securities	$(97,500)	$—	$—	$—
Accounts receivable	$(1,357,905)	$—	$—	$—
Prepaid expenses and other assets	$(150,485)	$—	$—	$—
Accounts payable	$3,781,664	$—	$—	$—
Goodwill	$(1,718,868)	$—	$—	$—
Total acquisitions, net of cash acquired	$(168,204,309)	$1,834,036	$942,707	$(205,706,823)

Non-Cash Financing Activities
Reclassification of prepaid expenses and other assets to issuance of equity	$—	$—	$—	$617,308
Reclassification of prepaid expenses and other assets to debt financing costs	$—	$—	$—	$436,994
Change in accounts payable and accrued expenses related to the issuance of equity	$72,685	$(523,094)	$—	$391,322
Change in accounts payable and accrued expenses related to debt financing costs	$(176,961)	$116,383	$—	$(291,667)
Reinvestment of distributions by common stockholders in additional common shares	$140,108	$108,119	$121,024	$—
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. ("CorEnergy"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's shares are listed on the New York Stock Exchange under the symbol “CORR.” As used in this report, the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. We also may provide other types of capital, including loans secured by energy infrastructure assets. Targeted assets include pipelines, storage tanks, transmission lines and gathering systems, among others. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to sources such as corporate borrowing, bond offerings, or equity offerings. Many of our leases contain participation features in the financial performance or value of the underlying infrastructure real property asset. The triple-net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order.
Taxable REIT subsidiaries hold our securities portfolio, operating businesses and certain financing notes receivable as follows:

•	Corridor Public Holdings, Inc. and its wholly-owned subsidiary Corridor Private Holdings, Inc ("CorPrivate"), hold our securities portfolio.

•	Mowood Corridor, Inc. and its wholly-owned subsidiary, Mowood, LLC ("Mowood"), which is the holding company for one of our operating companies, Omega Pipeline Company, LLC (“Omega”).

•	Corridor MoGas, Inc. ("CorMoGas") holds two other operating companies, MoGas Pipeline, LLC ("MoGas") and United Property Systems, LLC ("UPS").

•	CorEnergy BBWS, Inc. ("BBWS"), CorPrivate and Corridor Leeds Path West, Inc. ("Leeds Path West") hold financing notes receivable.
Change in Fiscal Year End
On February 5, 2013, the Board of Directors of the Company approved a change in the Company's fiscal year end from November 30 to December 31. This change to the calendar year reporting cycle began January 1, 2013. As a result of the change, the Company reported a December 2012 fiscal month transition period, which was reported in the Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 2013 and is included in this Annual Report on Form 10-K for the calendar year ending December 31, 2014.
Financial information for the year ended December 31, 2012 has not been included in this Form 10-K for the following reasons: (i) the year ended November 30, 2012 provides as meaningful a comparison to the years ended December 31, 2013 and 2014 as would the year ended December 31, 2012; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the year ended December 31, 2012 was presented in lieu of results for the year ended November 30, 2012; and (iii) it was not practicable or cost justified to prepare this information.
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the ASC, as published by the FASB, and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-K. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity ("VIE"), as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic on Consolidation. The Topic on Consolidation requires the consolidation of VIEs in which an enterprise has a controlling financial interest. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the

Consolidation Topic of FASB ASC, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions. This topic requires an ongoing reassessment.
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
D. Long-Lived Assets – Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of assets, are capitalized and depreciated over the remaining estimated useful life of the asset.
The Company initially records long-lived assets at their purchase price plus any direct acquisition costs, unless the transaction is accounted for as a business combination. If the transaction is accounted for as a business combination, the Company allocates the purchase price to the acquired tangible and intangible assets and liabilities based on their estimated fair values. See Note 5 for further information.
E. Intangibles and Goodwill – The Company may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and the Company may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, the Company will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense.
The Company periodically reviews its long-lived assets, primarily real estate and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any.
In connection with the MoGas transaction, the Company recorded approximately $1.7 million in goodwill. Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired. Refer Note 5 for further details of the acquisition. The company will review goodwill for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess.
No impairment write-downs were recognized during the years ended December 31, 2014, December 31, 2013 or November 30, 2012, or for the one-month transition period ended December 31, 2012
F. Investment Securities – The Company’s investments in securities are classified as either trading or other equity securities:

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

G. Security Transactions and Fair Value – Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis.
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
The Company also holds investments in illiquid securities including debt and equity securities of privately-held companies. These investments generally are subject to restrictions on resale, have no established trading market and are valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.
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
H. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination fees. As of December 31, 2014 and 2013 , approximately $85 thousand and $0, respectively, of net deferred debt costs and fees are included in the accompanying Consolidated Balance Sheets. The deferred costs and fees are amortized over the life of the loans. For the years ended December 31, 2014, December 31, 2013, November 30, 2012, and the one-month transition period ended December 31, 2012, $1 thousand, $0, $0, and $0, respectively, is included in Financing Revenue within the Consolidated Statements of Income.
The Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectibility of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors.  The Company believes that its financing notes receivable balance is fully collectible as of December 31, 2014. At December 31, 2014 the Company determined that an allowance for financing notes receivable was not necessary. The financing notes receivable are discussed more fully in Note 6.

I. Lease Receivable – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees, as discussed within Note 4. Lease payments by our tenants, have remained timely and without lapse.
J. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At December 31, 2014 and 2013, the Company determined that an allowance for doubtful accounts was not necessary.
K. Derivative Instruments and Hedging Activities - FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Accordingly, the Company's derivative assets and liabilities are presented on a gross basis.
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
L. Fair Value Measurements - Various inputs are used in determining the fair value of the Company’s assets and liabilities. These inputs are summarized in the three broad levels listed below:

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
M. Revenue Recognition – Specific recognition policies for the Company’s revenue items are as follows:

•
Lease revenue – Base rent related to the Company’s leased property is recognized on a straight-line basis over the term of the lease when collectibility is reasonably assured. Contingent rent is recognized when it is earned. Rental payments received in advance are classified as unearned revenue and included as a liability within the Consolidated Balance Sheets. Unearned revenue is amortized ratably over the lease period as revenue recognition criteria are met. Rental payments received in arrears are accrued and classified as Lease Receivable and included in assets within the Consolidated Balance Sheets.

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

•
Transportation revenue – MoGas generates revenue from natural gas transportation and recognizes that revenue on firm contracted capacity over the contract period regardless of the amount of natural gas that is transported. For interruptible or volumetric based transportation, revenue is recognized when physical deliveries of natural gas are made at the delivery point agreed upon by both by both parties.

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

N. Cost of Sales – Included in the Company’s cost of sales are the amounts paid for gas and propane, along with related transportation, which are delivered to customers, as well as, the cost of material and labor related to the expansion of the Omega natural gas distribution system.
O. Transportation, maintenance and general and administrative – These expenses are incurred both internally and externally. The internal expenses relate to system control, pipeline operations, maintenance, insurance and taxes. Other internal expenses include payroll cost for employees associated with gas control, field employees, the office manager and the vice presidents of operations and finance. The external costs consist of professional services such as audit and accounting, legal and regulatory and engineering.
P. Asset Acquisition Expenses – Costs incurred in connection with the research of real property acquisitions not expected to be accounted for as business combinations are expensed until it is determined that the acquisition of the real property is probable. Upon such determination, costs incurred in connection with the acquisition of the property are capitalized as described in paragraph (D) above. Deferred costs related to an acquisition that we have determined, based on our judgment, not to pursue are expensed in the period in which such determination is made.
Q. Offering Costs – Offering costs related to the issuance of common stock are charged to additional paid-in capital when the stock is issued.
R. Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and amortized over the debt term. See Note 14 for further discussion.
S. Distributions to Stockholders – Distributions to stockholders are determined by the Board of Directors and are recorded on the ex-dividend date.

T. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

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

Subsequent to November 30, 2012, the Company reallocated the amount of 2012 income and return of capital it recognized for the period December 1, 2011 to November 30, 2012 based on the 2012 tax reporting information received from the individual portfolio companies. This reclassification amounted to an increase in net distributions and dividend income on securities of $567 thousand or $0.06 per share; a decrease in net realized and unrealized gains on trading and other equity securities of $567 thousand or $0.06 per share for the year ended November 30, 2012. This reclassification had no impact on net income.
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

U. Federal and State Income Taxation – In 2013 we qualified, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.
For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 will be 20 percent. The Company has elected to be taxed as a REIT for 2013 rather than a C corporation and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. A portion of our normal distributions in 2013 have been characterized for federal income tax purposes as a distribution of those earnings and profits from non-REIT years and have been treated as QDI. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution will be treated as QDI.
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
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
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
V. Recent Accounting Pronouncements – In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers." ASU No. 2014-09 adds to the FASB ASC by detailing new guidance in order to make a more clarified set of principles for recognizing revenue from customer contracts. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management is still in the process of evaluating this amendment and has not selected a transition method, however, does not expect adoption to have a material impact on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. The Company has elected early adoption of the standard and the effects of applying the revised guidance did not have a material effect on the consolidated financial statements and related disclosures. Refer to the Consolidated Balance Sheets and Note 3 for further information.
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
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for the years ended December 31, 2014, December 31, 2013 and November 30, 2012, and for the one-month transition period ended December 31, 2012 was $8.9 million, $8.9 million, $0, and $286 thousand, respectively.
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
Debt
Pinedale LP borrowed $70 million pursuant to a secured term credit facility with KeyBank National Association ("KeyBank") serving as a lender and the administrative agent on behalf of other lenders participating in the credit facility. The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility is secured by the Pinedale LGS. See Note 14 for further information regarding the credit facility.
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
At the acquisition date we anticipated funding an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: i) upgrade a portion of the existing storage assets; ii) enhance existing terminal infrastructure; and iii) develop, design, engineer and construct throughput expansion opportunities. As of December 31, 2014, additional spending on terminal-related projects totaled approximately $6.0 million.
The asset is depreciated for book purposes over an estimated useful life of 30 years. The amount of depreciation recognized for the leased property for each of the years ended December 31, 2014, December 31, 2013, November 30, 2012, and for the one-month transition period ended December 31, 2012 was $1.4 million, $0, $0 and $0, respectively.
See Note 4 for further information regarding the Portland Lease Agreement related to the Portland Terminal Facility assets.

LEASED PROPERTY HELD FOR SALE
Eastern Interconnect Project (EIP)
Physical Assets
The EIP transmission assets are utilized by the lessee to move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolt (unaudited) transmission lines, towers, easement rights, converters and other grid support components. Originally, the assets were depreciated for book purposes over an estimated useful life of 20 years. Pursuant to the Purchase Agreement discussed in Note 4, the Company reevaluated the residual value used to calculate its depreciation of the EIP, and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expenses beginning in November of 2012 through the expiration of the lease in April 2015.
The amount of depreciation expense related to the EIP leased property for the years ended December 31, 2014, December 31, 2013 and November 30, 2012 and for the one-month transition period ended December 31, 2012 was $2.3 million, $2.3 million, $837 thousand and $190 thousand, respectively.
EIP Leased Property Held for Sale consists of the following:

EIP Leased Property Held for Sale
	December 31, 2014	December 31, 2013
Leased asset	$14,126,849	$14,126,849
Less: accumulated depreciation	(5,878,933)	(3,600,251)
Net leased asset held for sale	$8,247,916	$10,526,598
See Note 4 for further information regarding the Purchase Agreement with PNM and the PNM Lease Agreement related to the EIP transmission assets.
4. LEASES
As of December 31, 2014 the Company had three significant leases. The table below displays the impact of leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of December 31, 2014	As of December 31, 2013	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended November 30, 2012	For the One-Month Transition Period December 31, 2012
Pinedale LGS	79.17%	94.23%	71.94%	88.68%	—	75.20%
Portland Terminal Facility	17.24%	—	18.98%	—	—	—
Public Service of New Mexico	3.07%	5.77%	9.05%	11.32%	100.00%	24.80%

Pinedale LGS
Pinedale LP entered into a long-term triple-net Lease Agreement on December 20, 2012, relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”) with Ultra Wyoming LGS, LLC (“Ultra Wyoming”), another indirect wholly-owned subsidiary of Ultra Petroleum. Ultra Wyoming utilizes the Pinedale LGS to gather and transport a commingled stream of oil, natural gas and water, then further utilizes the Pinedale LGS to separate this stream into its separate components. Ultra Wyoming's obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum's operating subsidiary, Ultra Resources, Inc. (“Ultra Resources”), pursuant to the terms of a related parent guaranty. Annual rent for the initial term under the Pinedale Lease Agreement is a minimum of $20 million (as adjusted annually for changes based on the Consumer Price Index (“CPI”), subject to annual maximum adjustments of 2 percent), with the exact rental amount determined by the actual volume of the components handled by the Pinedale LGS, subject to Pinedale LP not being in default under the Pinedale Lease Agreement. For 2014, the increase in quarterly rent was $76 thousand, based on the CPI adjustment as specified in the lease terms. Total annual rent may not exceed $27.5 million.
As of December 31, 2014 and December 31, 2013, approximately $796 thousand and $857 thousand, respectively, of net deferred lease costs are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15 year life of the Pinedale LGS lease. For the years ended December 31, 2014, December 31, 2013, November 30, 2012, and the one-month transition period ended December 31, 2012, $61 thousand, $61 thousand, $0, and $2 thousand, respectively, is included in amortization expense within the Consolidated Statements of Income.

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

Ultra Petroleum Corp. Summary Consolidated Balance Sheets (in thousands)
	December 31, 2014	December 31, 2013

Current assets	$277,138	$128,631
Non-current assets	3,948,552	2,656,688
Total Assets	$4,225,690	$2,785,319

Current liabilities	$445,718	$407,476
Non-current liabilities	3,568,312	2,709,333
Total Liabilities	$4,014,030	$3,116,809

Shareholder's equity (deficit)	211,660	(331,490)
Total Liabilities and Shareholder's Equity	$4,225,690	$2,785,319

Ultra Petroleum Corp. Summary Consolidated Statements of Operations (in thousands)
	For the Years Ended December 31,
	2014	2013
Revenues	$1,230,020	$933,404
Expenses	670,431	561,138
Operating Income	559,589	372,266
Other Income (Expense), net	(22,562)	(138,044)
Income before income tax provision (benefit)	537,027	234,222
Income tax provision (benefit)	(5,824)	(3,616)
Net Income	$542,851	$237,838

Portland Terminal Facility
LCP Oregon entered into the Portland Lease Agreement on January 21, 2014. Arc Logistics has guaranteed the obligations of Arc Terminals under the Portland Lease Agreement. The Portland Lease Agreement grants Arc Terminals substantially all authority to operate the Portland Terminal Facility. During the initial term, Arc Terminals will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility in the prior month. The base rent in the initial year of the Portland Lease Agreement increased to approximately $418 thousand per month starting with August 2014 and each month thereafter. The base rent is also expected to increase during the initial year of the Portland Lease Agreement based on a percentage of specified construction costs at the Portland Terminal Facility incurred by LCP Oregon, estimated at inception to be $10 million (unaudited). Base rent increased to approximately $471 thousand per month as of December 31, 2014. In 2014, $241 thousand in incremental rent was received due to construction completed during the year. Variable rent is capped at 30 percent of total rent, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity.
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
Lease of Property Held for Sale
Public Service Company of New Mexico ("PNM")
The EIP leased asset held for sale is leased on a triple net basis through April 1, 2015 (the "PNM Lease Agreement") to PNM, an independent electric utility company serving approximately 500 thousand customers (unaudited) in New Mexico. PNM is a subsidiary of PNM Resources Inc. (NYSE: PNM) ("PNM Resources").
At the time of acquisition, the rate of the PNM Lease Agreement was determined to be above market rates for similar leased assets and the Company recorded an intangible asset of $1.1 million for this premium which is being amortized as a reduction to lease revenue over the remaining lease term. See Note 13 below for further details of the intangible asset.
On November 1, 2012 the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP upon termination of the PNM Lease Agreement on April 1, 2015 for $7.68 million. Upon execution of the Agreement, the schedule of the lease payments under the PNM Lease Agreement was changed so that the last scheduled semi-annual lease payment was received by the Company on October 1, 2012. Additionally, PNM's remaining basic lease payments due to the Company were accelerated. The semi-annual payments of approximately $1.4 million that were originally scheduled to be paid on April 1, and October 1, 2013, were received by the Company on November 1, 2012. The three remaining lease payments due April 1, 2014, October 1, 2014 and April 1, 2015 were paid in full on January 2, 2014. For the years ended December 31, 2014 and 2013 and November 30, 2012, revenue of $2.6 million was included in lease revenue on the income statement. For the one-month transition period ended December 31, 2012, $213 thousand was included in lease revenue on the income statement.
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

The future contracted minimum rental receipts for all net leases as of December 31, 2014 are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2015	$26,342,843
2016	26,347,143
2017	26,347,143
2018	26,347,143
2019	26,451,645
Thereafter	223,510,092
Total	$355,346,009
5. MOGAS ACQUISITION

On November 24, 2014, our wholly owned taxable REIT subsidiary, Corridor MoGas, Inc. ("Corridor MoGas"), executed a Purchase Agreement (the “MoGas Purchase Agreement”) with Mogas Energy, LLC (“Seller”) to acquire all of the equity interests of two entities, MoGas Pipeline, LLC ("MoGas") and United Property Systems, LLC ("UPS") (collectively, the "MoGas Transaction"). MoGas is the owner and operator of an approximately 263 mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri. The Pipeline System, regulated by the Federal Energy Regulatory Commission ("FERC"), delivers natural gas to both investor-owned and municipal local distribution systems and has eight firm transportation customers. The Pipeline System receives natural gas at three receipt points and delivers that natural gas at 22 delivery points. UPS owns 10.28 acres of real property that includes office and storage space which is leased to MoGas. A portion of that land is also leased to an operator of a small cement plant owned by a third party. The combined purchase price of MoGas and UPS was $125 million, funded by a combination of equity proceeds and revolving credit facility, as further discussed in Note 14 to these Consolidated Financial Statements.

On November 17, 2014, the Company completed a follow-on equity offering of 14,950,000 shares of common stock, raising approximately $102 million in gross proceeds at $6.80 per share (net proceeds of approximately $96 million after underwriters' discount). Then on November 24, 2014, the Company borrowed $32 million (net proceeds of approximately $29 million after $3 million in fees). The total cash proceeds of $125 million were then used to capitalize Corridor MoGas, $90 million of which was in the form of a term note, who then concurrently used the cash to fund the purchase price to the Seller, $7 million of which, was placed in an indemnity escrow account. The Purchase Agreement describes the circumstances under which escrowed funds are to be released and the party to receive such released funds. Currently the Company has no reason to believe that any of the funds in escrow will be returned.

The Company is accounting for the acquisition under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”), and the initial accounting for this business combination is substantially complete but subject to further adjustment as certain information becomes available. The Company's assessment of the fair values and the allocation of purchase price to the identified tangible and intangible assets is its current best estimate of fair value. However, this assessment is subject to change due to information not readily available at the acquisition date, reclassification adjustments for presentation and adjustments to our valuation assumptions. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which the Company determined using Level 1, Level 2 and Level 3 inputs:

Acquisition Date Fair Values
Amount
Leased Property:
Land	$210,000
Buildings and improvements	1,188,000
Total Leased Property	$1,398,000

Property and Equipment:
Land	$580,000
Depreciable property:
Natural Gas Pipeline	119,081,732
Vehicles and Trailers	378,000
Office Equipment	43,400
Total Property and Equipment	$119,503,132

Goodwill	$1,718,868
Cash and cash equivalents	4,098,274
Accounts receivable	1,357,905
Prepaid assets	125,485
Accounts payable and other accrued liabilities	(3,781,664)

Net assets acquired	$125,000,000

The fair values of land, depreciable property and goodwill were determined using internally developed models that were based on market assumptions and comparable transportation data as well as external valuations performed by unrelated third parties. The market assumptions used as inputs to the Company’s fair value model include replacement construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and transportation yields. The Company uses data on its existing portfolio of investments as well as similar market data from third party sources, when available, in determining these Level 3 inputs. The carrying value of cash and cash equivalents, accounts receivable, prepaid assets and accounts payable and other accrued liabilities, approximate fair value due to their short term, highly liquid nature.

The value of goodwill recognized upon acquisition was determined based on the allocation of the purchase price amongst land and depreciable property and subject to a working capital requirement as outlined in the Purchase Agreement. Management believes that goodwill in the transaction results from various benefits. The pipeline system interconnects with three receipt points, the Panhandle Eastern, Rockies Express and Mississippi River Transmission Pipelines, which allows MoGas the flexibility to source natural gas from a variety of gas producing regions in the U.S. This advantageous position enhances operational efficiency, and allows MoGas customers to procure natural gas in times of peak demand and scarce supply. Two of the largest MoGas customers are also two large suppliers of natural gas for the St. Louis area. Additionally, the characteristics of the tangible assets and operations acquired in the MoGas Transaction are consistent with Company investment criteria and strategy. Some of these criteria include investments that are fixed asset intensive, with long depreciable lives, capable of providing stable cash flows due to limited commodity price sensitivity, as well as, experienced management teams capable of effectively and efficiently operating the assets now and through possible future growth opportunities. Goodwill related to this acquisition is deductible for income tax purposes.

Unaudited Pro Forma Financial Information

The following table illustrates the effect on the Consolidated Statements of Income and Comprehensive Income as well as earnings per share - basic and diluted as if the Company had consummated the MoGas Transaction as of January 1, 2013:

	Year Ended December 31,
	2014	2013
Total Revenue (1)	$53,315,951	$42,551,314
Total Expenses (2)	35,742,957	33,429,175
Operating Income	17,572,994	9,122,139
Other Income (Expense) (3)	(3,997,916)	1,137,606
Tax Benefit (Expense) (4)	641,304	(734,461)
Net Income	14,216,382	9,525,284
Less: Net Income attributable to non-controlling interest	1,556,157	1,466,767
Net Income attributable to CORR Stockholders	$12,660,225	$8,058,517

Earnings per share:
Basic and Diluted	$0.27	$0.21
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted (5)	46,181,724	39,099,396

(1) Includes elimination adjustments for intercompany sales and rent.
(2) Includes adjustments for an increase in management fee payable, elimination of intercompany purchases and rent, depreciation, and other miscellaneous expenses.
(3) Includes adjustments for interest expense and other miscellaneous income.
(4) Includes an adjustment for a deferred tax benefit.
(5) Shares outstanding were adjusted for the November 17, 2014 follow-on equity offering mentioned above.

The Company recognized $625 thousand of acquisition related costs that were expensed in the current period. These costs are included in Asset acquisition expense in the Consolidated Statements of Income.
6. FINANCING NOTES RECEIVABLE
Black Bison Financing Note Receivable
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
Interest will initially accrue on the outstanding principal amount of both Loans at an annual base rate of 12 percent, which base rate will increase by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Loans will bear variable interest calculated as a function of the increase in volume of water treated by Black Bison WS during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum. The Loans mature on March 31, 2024 and are to be amortized by quarterly payments beginning March 31, 2015 and annual prepayments based upon free cash flows of the Borrower and its affiliates commencing in April 2015. The Loans are secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Loans are also guarantied by all affiliates of Black Bison WS. The Company believes the notes receivable are fully collectible as of December 31, 2014.
As a condition to the Black Bison Loan, Corridor Bison acquired a Warrant to purchase a number of equity units, which as of March 13, 2014 represented 15 percent of the outstanding equity of Black Bison Intermediate Holdings, LLC ("Intermediate Holdings"). Corridor Bison paid $34 thousand for the Warrant, which amount was determined to represent the fair value of the Warrant as of the date of purchase. The exercise price of the Warrant was $3.16 per unit. The exercise price increases at a rate of 12 percent per annum.
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

Four Wood Financing Note Receivable

On December 31, 2014, our wholly-owned subsidiary, Four Wood Corridor, LLC (“Four Wood Corridor”), entered into a Loan Agreement with SWD Enterprises, LLC (“SWD Enterprises”), pursuant to which Four Wood Corridor made a loan to SWD Enterprises for $4.0 million. Concurrently, our TRS, CorPrivate entered into a TRS Loan Agreement with SWD Enterprises, pursuant to which Corridor Private made a loan to SWD Enterprises for $1.0 million. The proceeds of the REIT loan and the TRS loan were used by SWD Enterprises and its affiliates to finance the acquisition of real and personal property that provides saltwater disposal services for the oil and natural gas industry, and to pay related expenses.
For the REIT loan, interest will initially accrue on the outstanding principal at an annual base rate of 12 percent. For the TRS loan, interest will initially accrue on the outstanding principal at an annual base rate of 13 percent. The base rates of both loans will increase by 2 percent of the current base rate per year. In addition, for both loans, starting in January 2016 and continuing for each month thereafter, the outstanding principal of the Loans will bear variable interest calculated as a function of the increase in volume of water treated by SWD Enterprises during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum for the REIT loan and 20 percent per annum for the TRS Loan. The Loans mature on December 31, 2024 and are to be amortized by quarterly payments beginning March 31, 2016 and annual prepayments based upon free cash flows of the Borrower and its affiliates commencing on January 15, 2016. The Loans are secured by the real property and equipment held by SWD Enterprises and the outstanding equity in SWD Enterprises and its affiliates. The Loans are also guarantied by all affiliates of SWD Enterprises. The Company believes the notes receivable are fully collectible as of December 31, 2014.
7. VARIABLE INTEREST ENTITIES

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

Consolidated VIEs
As of December 31, 2014, the Company does not have any investments in VIEs that qualify for consolidation.

Unconsolidated VIE
At December 31, 2014, the Company's recorded investment in Black Bison WS and Intermediate Holdings, collectively a VIE that is unconsolidated, was $15.9 million. The Company's maximum exposure to loss associated with the investment is limited to the Company's outstanding note receivable, related accrued interest receivable and the fair value of the Warrant, discussed in Note 6, totaling $15.9 million as of December 31, 2014. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE's economic performance is not held by the Company, therefore the VIE is not consolidated.
8. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and December 31, 2013 are as follows:

Deferred Tax Assets and Liabilities
	December 31, 2014	December 31, 2013
Deferred Tax Assets:
Net operating loss carryforwards	$(679,692)	$(65,248)
Cost recovery of leased and fixed assets	(1,042,207)	(966,914)
Sub-total	$(1,721,899)	$(1,032,162)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$2,842,332	$6,335,805
Net unrealized gain on investment securities	142,154	28,444
Sub-total	2,984,486	6,364,249
Total net deferred tax liability	$1,262,587	$5,332,087
For the period ended December 31, 2014, the total deferred tax liability presented above relates to assets held in the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of December 31, 2014, the Company had no uncertain tax positions and no penalties and interest were accrued. Tax years subsequent to the year ending November 30, 2007 remain open to examination by federal and state tax authorities.
Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the years ended December 31, 2014, December 31, 2013, November 30, 2012 and for the one-month transition period ended December 31, 2012 to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Years Ended			For the One-Month Transition Period Ended
	December 31, 2014	December 31, 2013	November 30, 2012	December 31, 2012
Application of statutory income tax rate	$2,375,903	$2,608,151	$6,852,179	$(848,239)
State income taxes, net of federal tax benefit	(47,731)	273,174	442,455	(64,771)
Dividends received deduction	—	—	(1,221)	(7,133)
Income of Real Estate Investment Trust not subject to tax	(2,607,207)	(927,254)	—	—
Other	53,472	995,447	(64,479)	—
Total income tax expense	$(225,563)	$2,949,518	$7,228,934	$(920,143)

Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate, which was approximately 3.92 percent for the year ended December 31, 2014, 3.11 percent for the year ended December 31, 2013 and 2.26 percent for the other periods presented above. CorEnergy BBWS does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Omega and MoGas primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of our Omega and MoGas TRSs for the years ended December 31, 2014 and 2013. The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. For the year ended December 31, 2014, all of the income tax expense presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Years Ended			For the One-Month Transition Period Ended
	December 31, 2014	December 31, 2013	November 30, 2012	December 31, 2012
Current tax expense (benefit)
Federal	$3,456,858	$(7,139)	$—	$3,610,165
State (net of federal tax benefit)	387,079	20,613	38,107	245,782
AMT benefit	—	—	(8,842)	—
Total current tax expense (benefit)	$3,843,937	$13,474	$29,265	$3,855,947
Deferred tax expense (benefit)
Federal	(3,634,689)	2,683,483	6,762,974	(4,465,104)
State (net of federal tax benefit)	(434,811)	252,561	436,695	(310,986)
Total deferred tax expense (benefit)	(4,069,500)	2,936,044	7,199,669	(4,776,090)
Total income tax expense (benefit), net	$(225,563)	$2,949,518	$7,228,934	$(920,143)
As of November 30, 2012, the Company had a net operating loss for federal income tax purposes of approximately $17.2 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss would have expired as follows: $8 thousand, $4.0 million, $3.4 million, $24 thousand and $9.8 million in the years ending November 30, 2028, 2029, 2030, 2031 and 2032, respectively. In the period ending December 31, 2012, all net operating losses of the Company were utilized to reduce the Company's current tax liability. As of December 31, 2013 the TRSs had a net operating loss of $145 thousand. For the year ended December 31, 2014, the TRSs incurred a total net operating loss of approximately $1.56 million, resulting in a total net operating loss of approximately $1.70 million as of December 31, 2014. If not utilized, this net operating loss will expire as follows: $145 thousand, and $1.56 million in the years ending December 31, 2033 and 2034. As of November 30, 2012, an alternative minimum tax credit of $194 thousand was available, which was fully utilized as of December 31, 2012.
The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	December 31, 2014	December 31, 2013
Aggregate cost for federal income tax purposes	$4,218,986	$6,604,636
Gross unrealized appreciation	7,436,696	16,699,686
Gross unrealized depreciation	—	—
Net unrealized appreciation	$7,436,696	$16,699,686

The Company provides the following tax information to its common stockholders pertaining to the character of distributions paid during tax year 2012, 2013, and 2014. For a stockholder that received all distributions in cash during 2014, 74 percent will be treated as ordinary dividend income and 26 percent will be treated as return of capital. Of the ordinary dividend income, 48 percent will be treated as qualified dividend income. The per share characterization by quarter is reflected in the following table:

2014 Common Stock Tax Information (unaudited)
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
01/03/2014	01/13/2014	1/23/2014	$0.1250	$0.0928	$0.0450	$—	$0.0322
04/30/2014	05/14/2015	05/22/2014	0.1290	0.0958	0.0464	—	0.0332
07/31/2014	08/15/2014	08/29/2014	0.1300	0.0965	0.0467	—	0.0335
10/31/2014	11/14/2014	11/28/2014	0.1300	0.0965	0.0467	—	0.0335
Total 2014 Distributions			$0.5140	$0.3816	$0.1848	$—	$0.1324

2013 Common Stock Tax Information (unaudited)
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
03/08/2013	03/06/2013	03/19/2013	$0.1250	$0.1250	$0.1250	$—	$—
06/28/2013	06/26/2013	07/05/2013	0.1250	0.0367	0.0367	—	0.0883
09/30/2013	09/26/2013	10/04/2013	0.1250	—	—	—	0.1250
Total 2013 Distributions			$0.3750	$0.1617	$0.1617	$—	$0.2133

2012 Common Stock Tax Information (unaudited)
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/22/2012	02/17/2012	03/01/2012	$0.1100	$—	$—	$—	$0.1100
05/23/2012	05/21/2012	06/01/2012	0.1100	—	—	—	0.1100
08/24/2012	08/22/2012	09/04/2012	0.1100	—	—	—	0.1100
11/23/2012	11/20/2012	11/30/2012	0.1100	—	—	—	0.1100
Total 2012 Distributions			$0.4400	$—	$—	$—	$0.4400

We elected effective for our 2013 tax year to be treated as a REIT for federal income tax purposes. Our REIT election, assuming continued compliance with the applicable tests, will continue in effect for 2014 and subsequent tax years. The Company satisfied the annual income test and the quarterly assets tests necessary for us to qualify to be taxed as a REIT for 2013 and 2014. Distributions made during 2013 and treated as qualifying dividend income relate to pre-REIT tax years earnings and profits that were required to be distributed by calendar year end 2013. Distributions made during 2014 and treated as qualifying dividend income relate to taxable dividends received from our TRSs that were received and distributed in 2014.
9. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	December 31, 2014	December 31, 2013
Land	$580,000	$—
Natural gas pipeline	124,297,157	5,215,424
Vehicles and trailers	506,958	125,117
Office equipment and computers	59,027	15,627
Gross property and equipment	125,443,142	5,356,168
Less: accumulated depreciation	(2,623,020)	(2,037,685)
Net property and equipment	$122,820,122	$3,318,483

The amounts of depreciation of property and equipment recognized for the years ended December 31, 2014, December 31, 2013, November 30, 2012 and the one-month transition period ended December 31, 2012 were $593 thousand, $283 thousand, $281 thousand and $23 thousand, respectively.
10. CONCENTRATIONS
Mowood, Omega
Omega, an indirect wholly-owned TRS of the Company, had a ten-year contract (the "DOD Agreement) with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. The DOD Agreement was set to expire on January 31, 2015. On January 28, 2015, the DOD awarded Omega a 6 month bridge extension of the current agreement for Omega to continue providing natural gas and gas distribution services until a new agreement is reached.
Revenue related to the DOD contract accounted for 88 percent, 80 percent, 71 percent, and 84 percent of our sales revenue for the years ended December 31, 2014, December 31, 2013, November 30, 2012, and for the one-month transition period ended December 31, 2012, respectively. Mowood, through its wholly-owned subsidiary Omega, performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 90 percent and 91 percent of the consolidated accounts receivable balances as of December 31, 2014 and December 31, 2013, respectively.
Omega’s contracts for its supply of natural gas are concentrated among select providers. Purchases from its largest supplier of natural gas accounted for 61 percent of our cost of sales for the year ended December 31, 2014. This compares to 41 percent, 29 percent and 58 percent for the years ended December 31, 2013, November 30, 2012, and for the one-month transition period ended December 31, 2012, respectively.
MoGas
MoGas, a wholly-owned TRS of the Company, generates revenue from the transportation of natural gas to a concentrated group of eight customers. Transportation revenue relating to MoGas' largest customer accounted for 67 percent of the contracted capacity for the 37 day period ending December 31, 2014 that the Company owned the MoGas pipeline.
11. MANAGEMENT AND ADVISORY AGREEMENTS
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

The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, a fee equal to an annual rate of 0.04 percent of aggregate average daily managed assets, with a minimum annual fee of $30 thousand.
Tortoise Capital Advisors, L.L.C. (“TCA”) is compensated by Corridor to provide investment services related to the monitoring and disposition of our current securities portfolio.
12. FAIR VALUE OF OTHER SECURITIES

The major components of net realized and unrealized gain or loss on trading securities for the years ended December 31, 2014, December 31, 2013 and November 30, 2012, and for the one-month transition period ended December 31, 2012, are as follows:

Major Components of Net Realized and Unrealized Gain (Loss) on Trading Securities
	For the Years Ended			For the One-Month Transition Period Ended
	December 31, 2014	December 31, 2013	November 30, 2012	December 31, 2012
Net unrealized gain on trading securities	$—	$—	$3,985,269	$4,663,211
Net realized gain (loss) on trading securities	—	(251,213)	24,664	(6,432,269)
Total net realized and unrealized gain (loss) on trading securities	$—	$(251,213)	$4,009,933	$(1,769,058)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of December 31, 2014 and December 31, 2013. These assets and liabilities are measured on a recurring basis.

December 31, 2014
	December 31, 2014	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$9,572,181	$—	$—	$9,572,181
Total Assets	$9,572,181	$—	$—	$9,572,181

December 31, 2013
	December 31, 2013	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	23,304,321	—	—	23,304,321
Total Assets	$23,304,321	$—	$—	$23,304,321

The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2014, and December 31, 2013 are as follows:

Level 3 Rollforward
For the Year Ended 12/31/14	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$23,304,321	$—	$(13,245,379)	$139,612	$(981,373)	$9,217,181	$139,612
Warrant investment	—	97,500	—	257,500	—	355,000	257,500
Total	$23,304,321	$97,500	$(13,245,379)	$397,112	$(981,373)	$9,572,181	$397,112

For the Year Ended 12/31/13
Other equity securities	$19,707,126	$—	$—	$5,292,890	$(1,695,695)	$23,304,321	$5,292,890
Total	$19,707,126	$—	$—	$5,292,890	$(1,695,695)	$23,304,321	$5,292,890

(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
On October 1, 2014, Natural Resource Partners L.P. completed its acquisition of VantaCore. The Company's portion of the sale proceeds was approximately $13.6 million, of which $2.9 million will be held in escrow pending certain post closing obligations or the expiration of certain time periods. The Company recorded a discount to the escrow receivable of approximately $370 thousand, resulting in the escrow receivable of approximately $2.4 million as of December 31, 2014. This results in disposals of other equity securities of approximately $13.2 million for the year ended December 31, 2014.
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the years ended December 31, 2014 and December 31, 2013.
In accordance with ASC 820, the Company fair values their derivative financial instruments. Please refer to Footnote 15, Interest Rate Hedge Swaps, for more information.
Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. See Note 2, Significant Accounting Policies, for additional discussion.
At December 31, 2013 the Company’s investments in private companies were valued using one or a combination of the following valuation techniques: (i) analysis of valuations for publicly traded companies in a similar line of business (“public company analysis”), (ii) analysis of valuations for comparable M&A transactions (“M&A analysis”) and (iii) discounted cash flow analysis.
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
Quantitative Table for Valuation Techniques used as of December 31, 2013
The following table summarizes the significant unobservable inputs that the Company used to value its portfolio investments categorized as Level 3 as of December 31, 2013.

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
For the year ended December 31, 2014, the Company’s investment in Lightfoot is its only remaining private company investment. Lightfoot in turn owns a combination of public and private investments. Therefor Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies investments, discounted for a lack of marketability and (ii) discounted cash flow analysis. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
As of both December 31, 2014 and December 31, 2013, the Company held a 6.7 percent equity interest in Lightfoot. As of December 31, 2013, the Company held a 11.1 percent equity interest in Vantacore.

Certain condensed combined financial information of the unconsolidated affiliates, Lightfoot, is presented in the following tables.

Assets	December 31, 2014	December 31, 2013
Current assets	$25,783,000	$23,535,000
Noncurrent assets	385,256,000	392,062,000
Total Assets	$411,039,000	$415,597,000
Liabilities
Current liabilities	$14,317,000	$15,342,000
Noncurrent liabilities	113,810,000	105,563,000
Total Liabilities	$128,127,000	$120,905,000

Partner's equity	282,912,000	294,692,000
Total liabilities and partner's equity	$411,039,000	$415,597,000

	For the Year Ending
	December 31, 2014	December 31, 2013
Revenues	$54,906,000	$47,841,000
Operating expenses	56,482,000	41,254,000
Other income (expenses)	10,632,000	12,907,000
Net income	$9,056,000	$19,494,000

EBITDA	$25,753,000	$39,184,000

For the year ended December 31, 2014, the Company’s Warrant Investment was valued using a binomial option pricing model. The key assumptions used in the binomial model are the fair value of equity of the underlying business; the Warrant's strike price; the expected volatility of equity; the time to the Warrant's expiry; the risk-free rate, and the expected dividend yields. Due to the inherent uncertainty of determining the fair value of the Warrant Investment, which does not have a readily available market, the assumptions used the binomial model to value the Company’s Warrant Investment were based on Level 2 and Level 3 inputs. These inputs, including the expected volatility and the fair value of equity of the underlying business, may vary significantly from period-to-period, and accordingly, the fair value as of December 31, 2014 may differ materially from the amount that the Company may ultimately realize.

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
Escrow Receivable — The escrow receivable due to the Company as of December 31, 2014, which relates to the sale of VantaCore Partners, LP, is anticipated to be released upon satisfaction of certain post-closing obligations and the expiration of certain time periods (50 percent to be released 12 months after close (October 1, 2014), and the other 50 percent released 18 months after close). The fair value of the escrow receivable is reflected net of a discount for the potential that the full amount due to the Company would not be realized.
Financing Notes Receivable — Based on the interest rates for similar financial instruments, the carrying value of the financing notes receivable are considered to approximate fair value.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the expected market rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	December 31, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$7,578,164	$7,578,164	$17,963,266	$17,963,266
Escrow receivable	Level 2	$2,438,500	$2,438,500	$—	$—
Financing notes receivable	Level 2	$20,687,962	$20,687,962	$—	$—
Financial Liabilities:
Long-term debt	Level 2	$67,060,000	$67,060,000	$70,000,000	$70,000,000
Line of credit	Level 2	$32,141,277	$32,141,277	$81,935	$81,935
13. INTANGIBLES
The Company has recorded an intangible lease asset, related to the PNM Lease Agreement, for the fair value of the amount by which the remaining contractual lease payments exceed market lease rates at the time of acquisition. The intangible lease asset is being amortized on a straight-line basis over the life of the lease term, which expires on April 1, 2015. Annual amortization of the intangible lease asset totaling $292 thousand for the years ended December 31, 2014, December 31, 2013, and November 30, 2012, and monthly amortization of $24 thousand for the one-month transition period ended December 31, 2012, is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. These same amounts are included in Amortization expense in the accompanying Consolidated Statements of Cash Flows. Refer to Note 4 for further discussion around the PNM Purchase Agreement.

Intangible Lease Asset
	December 31, 2014	December 31, 2013
Intangible lease asset	$1,094,771	$1,094,771
Accumulated amortization	(1,021,784)	(729,847)
Net intangible lease asset	$72,987	$364,924

Remaining Estimated Amortization On Intangibles
Year ending December 31,	Amount
2015	72,987
Total	$72,987
14. CREDIT FACILITIES
Pinedale Facility
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Outstanding balances under the KeyBank credit facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent (3.42 percent as of December 31, 2014). The credit facility will remain in effect through December 31, 2015, with an option to extend through December 31, 2016. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest monthly and is further obligated to make monthly principal payments, which began on March 7, 2014, in the amount of $294 thousand or 0.42 percent of the principal balance as of March 1, 2014. Principal payments totaling approximately $3.5 million are required in 2015. In the event the Company exercises its option to extend the term an additional year, principal payments totaling $3.5 million would be required in 2016 with the remaining principal balance due at maturity. The registrant has provided to KeyBank a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. The Company is required to maintain a restricted collateral account into which Ultra Wyoming makes all lease payments under the Pinedale Lease Agreement. Payments of principal and interest pursuant to the credit facility are drawn by KeyBank directly from the restricted collateral account prior to transferring the remaining cash to the Pinedale LP operating account. The balance in the restricted collateral account at December 31, 2014 was $0. As of December 31, 2014, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.

Pinedale LP's credit facility with KeyBank limits distributions by Pinedale LP to the Company. Distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations to KeyBank have not been accelerated following an Event of Default (as defined in the credit facility).  The KeyBank credit facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company.  At December 31, 2014, the net assets of Pinedale LP were $142.5 million.
As of December 31, 2014 and December 31, 2013, approximately $501 thousand and $1.0 million, respectively, in net deferred debt issuance costs related to the KeyBank credit facility are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated three-year term of the KeyBank credit facility. For the years ended December 31, 2014, December 31, 2013, November 30, 2012 and the one-month transition period ended December 31, 2012, $517 thousand, $515 thousand, $0, and $17 thousand, respectively, is included in interest expense within the accompanying Consolidated Statements of Income.
The Company has executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. See Note 15 for further information regarding interest rate swap derivatives.
Additional Credit Facilities of the REIT
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility was three years with the option for a one-year extension. Outstanding balances under the revolving credit facility (the "KeyBank Revolver") accrued interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. The facility was for the purpose of funding general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility was subject to a borrowing base limitation. The agreement was terminated on September 26, 2014.
As of December 31, 2014, and December 31, 2013, approximately $0 and $208 thousand, respectively, in net deferred debt issuance costs, related to the KeyBank Revolver, are included in the accompanying Consolidated Balance Sheets. The deferred costs were initially amortized over the anticipated four-year term of the Key Bank Revolver facility. For the years ended December 31, 2014, December 31, 2013, November 30, 2012, and the one-month transition period ended December 31, 2012, $47 thousand, $42 thousand, $0, and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. Upon termination, the remaining unamortized deferred debt issuance costs totaling approximately $161 thousand were expensed in full.
On September 26, 2014 the Company entered into a $30 million revolving credit facility (the "Regions Revolver") with certain lenders and Regions Bank, as an agent for such lenders, then on November 24, 2014, increased the credit facility, to $90.0 million in conjunction with the MoGas acquisition. There were no borrowings on the line between September 26, 2014 and November 24, 2014. The facility has a maturity of November 24, 2018. For the first six months, subsequent to the increase, the facility will bear interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. On and after May 24, 2015, the interest rate will be determined by a pricing grid where the applicable interest rate is anticipated to be LIBOR plus 2.75 percent to 3.50 percent, depending on the company's leverage ratio at such time. As of December 31, 2014 and December 31, 2013, approximately $1.3 million and $0, respectively, in net deferred debt issuance costs related to the Regions Revolver are included in the accompanying Consolidated Balance Sheets. For year ended December 31, 2014 and 2013, approximately $217 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. As of December 31, 2014, there is $32 million outstanding against the Regions Revolver. As of December 31, 2014, the Company was in compliance of all covenants of the Regions Revolver.
MoGas Credit Facility
In conjunction with the MoGas acquisition, MoGas Pipeline LLC and United Property systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and reborrow loans up to $3.0 million outstanding at any time. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver. As of December 31, 2014, there were no outstanding borrowings against the MoGas Revolver. As of December 31, 2014, the co-borrowers are in compliance of all covenants of the MoGas Revolver.

Mowood/Omega Credit Facility
On October 15, 2013, Mowood and Omega entered into a new Revolving Note Payable Agreement (“2013 Note Payable Agreement”), replacing a prior $1.3 million secured Note Payable Agreement (as amended), under which interest accrued and was payable monthly at LIBOR plus 4.00 percent and which expired on October 29, 2013. The 2013 Note Payable Agreement had a maximum borrowing base of $1.5 million. Borrowings on the 2013 Note Payable Agreement are secured by Mowood’s and Omega's assets. Interest accrued at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75% as of December 31, 2014), was payable monthly, and in full, with accrued interest, on the termination date of October 15, 2014.

On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a Revolving Note Payable Agreement ("2014 Note Payable Agreement"), extending the maturity date to January 31, 2015. The 2014 Note Payable Agreement has the same terms as the 2013 Note Payable Agreement and includes an unused credit line fee of 20 basis points per month. As of December 31, 2014 there were $141 thousand in outstanding borrowings under the 2014 Note Payable Agreement. The 2014 Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood and Omega were in compliance with the various covenants of the 2014 Note Payable Agreement as of December 31, 2014.
15. INTEREST RATE HEDGE SWAPS
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company's hedged derivative asset measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives.

Derivative Financial Instruments Measured At Fair Value on a Recurring Basis
	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
		December 31, 2014
Hedged derivative asset	Assets	$—	$351,807	$—

		December 31, 2013
Hedged derivative asset	Assets	$—	$680,968	$—

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company elected to designate its interest rate swaps as cash flow hedges in April 2013. During the year ended December 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2014, there was a loss due to ineffectiveness of approximately $1 thousand recorded in earnings. Ineffectiveness resulted from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship. During the year ended December 31, 2013, there was a gain due to ineffectiveness of approximately $6 thousand, recorded in earnings. The Company did not have any derivatives designated as Cash Flow Hedges during the years ended November 30, 2012 or 2011 or the one-month transition period ended December 31, 2012.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $209 thousand will be reclassified as an increase to interest expense.
As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Outstanding Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to net losses of approximately $0, $75 thousand and $317 thousand for the year ended December 31, 2014, 2013 and the one-month transition period ended December 31, 2012, respectively. The Company did not have any derivatives during the year ended November 30, 2012.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the years ended December 31, 2014, December 31, 2013, and November 30, 2012 and for the one-month transition period ended December 31, 2012.

	For Year Ended December 31,		For Year Ended November 30, 2012	For the One-Month Transition Period Ended December 31, 2012
Derivatives in Cash Flow Hedging Relationship	2014	2013
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)[1]	$(705,826)	$741,344	$—	$—
Amount of Gain (Loss) Reclassified from AOCI on Derivatives (Effective Portion) Recognized in Net Income[1]	(305,945)	(217,821)	—	—
Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Amounts Excluded from Effectiveness Testing)[1]	(897)	5,969	—	—

Derivatives Not Designated as Hedging Instruments
Amount of Gain (Loss) Recognized in Income on Derivative[2]	$—	$(75,200)	$—	$(316,756)

(1) Included in "Interest Expense" on the face of the Income Statement
(2)The gain or (loss) recognized in income on derivatives includes changes in fair value of the derivatives as well as the periodic cash settlements and interest accruals for derivatives not designated as hedging instruments

Tabular Disclosure of Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet. There were no offsetting derivative liabilities as of December 31, 2014 and December 31, 2013.

Offsetting Derivatives
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Derivative Assets as of December 31, 2014	$351,807	$—	$351,807	$—	$—	$351,807

Offsetting Derivative Assets as of December 31, 2013	$680,968	$—	$680,968	$—	$—	$680,968
Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2014, the Company did not have any derivatives that were in a net liability position. Therefore, the credit risk-related contingent features discussed above would not apply as of December 31, 2014.

16. WARRANTS
The Company issued 945,594 warrants (representing the right to purchase one share of the Company’s common stock for $11.41 per common share) on February 7, 2007, all of which expired unexcercised on February 6, 2014 and are no longer outstanding as of December 31, 2014.
17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Earnings Per Share
	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2014	December 31, 2013	November 30, 2012
Net income attributable to CORR Stockholders	$7,013,856	$4,502,339	$12,348,721	$(1,503,396)
Basic and diluted weighted average shares (1)	33,028,574	24,149,396	9,182,425	15,564,861
Basic and diluted earnings per share attributable to CORR Stockholders	$0.21	$0.19	$1.34	$(0.10)

(1)
Warrants to purchase shares of common stock were outstanding during the periods reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

18. QUARTERLY FINANCIAL DATA (Unaudited)

	For the Fiscal Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Lease revenue	$6,762,408	$7,065,677	$7,191,187	$7,204,493
Sales revenue	3,259,530	1,813,607	1,741,209	2,894,556
Financing revenue	25,619	139,728	413,482	498,984
Transportation revenue	—	—	—	1,298,093
Total revenue	10,047,557	9,019,012	9,345,878	11,896,126
Cost of sales	2,707,358	1,384,998	1,284,711	1,914,901
Transportation, maintenance and general and administrative	—	—	—	458,872
Management fees, net of expense reimbursements	783,868	761,265	813,921	1,108,606
All other expenses	4,018,806	4,007,481	4,490,185	5,924,786
Total expenses	7,510,032	6,153,744	6,588,817	9,407,165
Income (loss) from operations, before income taxes	2,537,525	2,865,268	2,757,061	2,488,961
Realized and unrealized gain (loss) on securities transactions, before income taxes	1,294,182	2,084,026	(865,470)	(2,978,764)
Distributions and income from investments, net	5,056	5,988	1,688,830	136,909
Interest expense	(826,976)	(819,360)	(977,635)	(1,051,151)
Total other income (loss) and expense, net, before income taxes	472,262	1,270,654	(154,275)	(3,893,006)
Income (loss) before income taxes	3,009,787	4,135,922	2,602,786	(1,404,045)
Current and deferred tax expense, net	513,513	742,879	324,883	(1,806,838)
Net income	$2,496,274	$3,393,043	$2,277,903	$402,793
Net income attributable to non-controlling interest	$391,114	$387,135	$389,485	$388,423
Net income attributable to CORR stockholders	$2,105,160	$3,005,908	$1,888,418	$14,370
Basic and diluted earnings per share	$0.07	$0.10	$0.06	$—

	For the Fiscal Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Lease revenue	$5,638,244	$5,638,244	$5,638,244	$5,638,244
Sales revenue	2,515,573	1,929,772	1,935,868	2,351,831
Total revenue	8,153,817	7,568,016	7,574,112	7,990,075
Cost of sales	2,003,639	1,476,348	1,411,318	1,843,360
Management fees	643,814	646,394	647,380	699,677
All other expenses	3,705,925	3,845,005	4,227,013	3,880,512
Total expenses	6,353,378	5,967,747	6,285,711	6,423,549
Income (loss) from operations, before income taxes	1,800,439	1,600,269	1,288,401	1,566,526
Realized and unrealized gain (loss) on securities transactions, before income taxes	2,742,049	(30,976)	872,020	1,783,460
Distributions and income from investments, net	13,124	2,701	568,332	657
Interest expense, net	(737,381)	(907,275)	(818,134)	(825,588)
Total other income (loss) and expense, net, before income taxes	2,017,792	(935,550)	622,218	958,529
Income (loss) before income taxes	3,818,231	664,719	1,910,619	2,525,055
Current and deferred tax expense, net	1,020,944	241,754	1,105,125	581,695
Net income	$2,797,287	$422,965	$805,494	$1,943,360
Net income attributable to non-controlling interest	$384,534	$352,893	$366,042	$363,298
Net income attributable to CORR stockholders	$2,412,753	$70,072	$439,452	$1,580,062
Basic and diluted earnings per share	$0.10	$—	$0.02	$0.06

19. CORENERGY HISTORICAL FINANCIALS

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

20. Contingency

The Company's, wholly owned subsidiary, MoGas, has a contingency arising from its certification proceeding before the FERC. As part of that proceeding, the FERC determined initial rates to be used by MoGas. The Missouri Public Service Commission ("MPSC") alleged that MoGas improperly included a purported acquisition premium associated with purchasing certain assets for the purpose of determining those rates. The FERC held that the issue did not need to be determined until MoGas filed its next rate case, which it was ordered to do within a certain period of time. The MPSC appealed that decision to the United States Court of Appeals for the District of Columbia, which reversed the FERC's decision and remanded the matter to the FERC on the limited issue of whether the premium was properly included in the initial rates. In the interim MoGas filed and settled the required rate case which noted that the outcome of the settlement could impact rates. The FERC continued to maintain that the purchase price of the assets could be included in the rate base. The MPSC petitioned the D.C Circuit for review of the FERC's orders. MoGas is an intervenor in that proceeding. Briefing and oral arguments are concluded and the court's decision is pending.

Management has analyzed the facts and circumstances surrounding this issue and believes it has meritorious defenses and that a loss is not reasonably possible and plans to vigorously defend these allegations. Additionally, pursuant to the terms of the MoGas Purchase Agreement, in the unlikely scenario that MoGas is required to pay damages as a result of the ruling, the seller has agreed to indemnify MoGas in full.

21. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Preferred Equity Offering
Subsequent to year end, in January 2015 we issued an aggregate of 2,250,000 depositary shares, each representing 1/100th of a share of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock, pursuant to an underwritten public offering under our June 2012 shelf registration statement, resulting in gross proceeds of $56.3 million and net proceeds (after underwriting discount) of approximately $54.5 million, which were used to repay outstanding indebtedness under the Regions Revolver and for general corporate purposes. Further, on January 23, 2015, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities, with an aggregate offering price of up to $300.0 million.
Revolver Pay-Down
On January 28, 2015, the Company used proceeds from the Preferred Equity offering to pay the Regions Revolver balance in full. The amount paid included principal and accrued interest and fees.
Dividend Declaration
The 2014 fourth quarter dividend was paid in the first quarter of 2015. On January 28, 2015, our Board declared a dividend of $0.130 per share, payable February 27, 2015 to shareholders of record on February 13, 2015.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CorEnergy Infrastructure Trust, Inc.

CONDENSED BALANCE SHEETS	December 31, 2014	December 31, 2013
Assets
Leased property, net of accumulated depreciation of $374,699 and$190,319	$4,418,957	$4,847,569
Leased property held for sale, net of accumulated depreciation of $5,878,933 and $3,600,251	8,247,916	10,526,598
Investments	219,883,494	135,574,270
Cash and cash equivalents	3,599,935	16,649,618
Due from subsidiary	12,236,050	3,972,006
Note receivable from subsidiary	95,300,000	5,300,000
Lease receivable	—	711,229
Intangible lease asset, net of accumulated amortization of $1,021,784 and $729,847	72,987	364,924
Deferred debt issuance costs, net of accumulated amortization of $69,772 and $56,019	1,645,887	235,693
Deferred lease costs, net of accumulated amortization of $10,808 and $5,490	68,968	74,286
Income tax receivable	319,122	512,060
Prepaid expenses and other assets	147,114	156,153
Total Assets	$345,940,430	$178,924,406
Liabilities and Equity
Accounts payable and other accrued liabilities	1,339,739	1,035,628
Management fees payable	1,164,399	695,438
Due to affiliate	274,715	—
Line of credit	32,000,000	—
Unearned revenue	711,230	—
Total Liabilities	$35,490,083	$1,731,066
Equity
Warrants, no par value; 0 and 945,594 issued and outstanding at December 31, 2014 and December 31, 2013 (5,000,000 authorized)	$—	$1,370,700
Capital stock, non-convertible, $0.001 par value; 46,605,055 and 24,156,163 shares issued and outstanding at December 31, 2014 and December 31, 2013 (100,000,000 shares authorized)	46,605	24,156
Additional paid-in capital	309,950,440	173,441,019
Accumulated retained earnings	—	1,580,062
Accumulated other comprehensive income	453,302	777,403
Total Equity	310,450,347	177,193,340
Total Liabilities and Equity	$345,940,430	$178,924,406

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2014	December 31, 2013	November 30, 2012
Revenue
Lease revenue	$2,552,976	$2,552,976	$2,552,975	$212,748
Earnings (loss) from subsidiary	6,730,060	5,720,413	356,336	(22,313)
Total Revenue	9,283,036	8,273,389	2,909,311	190,435
Expenses
Management fees, net of expense reimbursements	195,517	366,863	1,046,796	155,242
Asset acquisition expenses	304,527	806,083	377,834	64,734
Professional fees	425,475	198,562	1,141,045	282,303
Depreciation expense	2,463,062	2,463,052	837,371	195,838
Amortization expense	5,318	5,320	—	172
Directors’ fees	15,245	24,788	85,050	6,000
Other expenses	120,657	113,001	232,248	27,500
Total Expenses	3,529,801	3,977,669	3,720,344	731,789
Operating Income (Loss)	$5,753,235	$4,295,720	$(811,033)	$(541,354)
Other Income (Expense)
Net distributions and dividend income	$13,117	$6,681	$261,472	$48,136
Net realized and unrealized gain (loss) on trading securities	—	—	4,009,933	(1,769,058)
Net realized and unrealized gain (loss) on other equity securities	—	—	16,171,944	(159,495)
Interest income (expense)	1,247,504	703,091	(54,661)	(1,768)
Total Other Income (Expense)	1,260,621	709,772	20,388,688	(1,882,185)
Income (Loss) before income taxes	7,013,856	5,005,492	19,577,655	(2,423,539)
Taxes
Current tax expense (benefit)	—	(540,111)	29,265	3,855,947
Deferred tax expense (benefit)	—	1,043,264	7,199,669	(4,776,090)
Income tax expense (benefit), net	—	503,153	7,228,934	(920,143)
Net Income (Loss)	7,013,856	4,502,339	12,348,721	(1,503,396)

Other comprehensive income:
Changes in fair value of qualifying hedges	(324,101)	777,403	—	—
Total Comprehensive Income	$6,689,755	$5,279,742	$12,348,721	$(1,503,396)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF CASH FLOW	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2014	December 31, 2013	November 30, 2012
Net cash provided by (used in) operating activities	$(2,077,777)	$(8,040,654)	$9,391,301	$223,494
Investing Activities
Proceeds from sale of long-term investment of trading and other equity securities	—	—	9,983,169	26,085,740
Issuance of note to subsidiary	(90,000,000)	—	—	—
Deferred lease costs	—	—	—	(796,649)
Investment in consolidated subsidiaries	—	—	—	(108,300,100)
Cash distributions from consolidated subsidiaries	18,559,328	19,337,911	281,133	483,346
Acquisition expenditures	(96,570,263)	(1,651,956)	(942,707)	2,318
Net cash provided by (used in) investing activities	$(168,010,935)	$17,685,955	$9,321,595	$(82,525,345)
Financing Activities
Debt financing costs	(1,600,908)	(30,002)	(1,054,302)	—
Net offering proceeds	141,797,913	(523,094)	—	84,516,780
Dividends	(15,187,976)	(8,946,941)	(3,919,249)	—
Advances on revolving line of credit	32,000,000	—	—	—
Common stock issued under director's compensation plan	30,000	—	—	—
Payments on long-term debt	—	—	(2,188,000)	—
Net cash provided by (used in) financing activities	$157,039,029	$(9,500,037)	$(7,161,551)	$84,516,780
Net Change in Cash and Cash Equivalents	$(13,049,683)	$145,264	$11,551,345	$2,214,929
Cash and Cash Equivalents at beginning of period	16,649,618	16,504,354	2,738,080	14,289,425
Cash and Cash Equivalents at end of period	$3,599,935	$16,649,618	$14,289,425	$16,504,354
See accompanying notes to condensed financial statements.

Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$—	$176,595	$2,765
Income taxes paid (net of refunds)	$192,938	$3,761,161	$96,000	$—
Non-Cash Investing Activities
Security proceeds from sale in long-term investment of other equity securities	$—	$—	$26,565,400	$23,046,215
Reclassification of prepaid expenses and other assets to deferred lease costs	$—	$—	$—	$753,940
Reclassification of prepaid expenses and other assets to acquisition expenditures	$—	$—	$—	$188,766
Change in accounts payable and accrued expenses related to deferred lease costs	$—	$—	$—	$(704,164)
Change in accounts payable and accrued expenses related to acquisition expenditures	$(344,065)	$(1,407,724)	$—	$1,560,993
Non-Cash Financing Activities
Reclassification of prepaid expenses and other assets to issuance of equity	$—	$—	$—	$617,308
Reclassification of prepaid expenses and other assets to deferred loan costs	$—	$—	$—	$436,994
Change in accounts payable and accrued expenses related to the issuance of equity	$72,685	$(523,094)	$—	$391,322
Change in accounts payable and accrued expenses related to debt financing costs	$(176,961)	$220,000	$—	$(395,284)
Reinvestment of distributions by common stockholders in additional common shares	$140,108	$108,119	$121,024	$—

NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE A - BASIS OF PRESENTATION
In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.
NOTE B - DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to CorEnergy Infrastructure Trust, Inc. from the Company's consolidated subsidiaries were $18,559,328, $19,337,911, $281,133, and $483,346 for the years ended December 31, 2014, December 31, 2013, November 30, 2012 and for the one-month transition period ended December 31, 2012, respectively.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CorEnergy Infrastructure Trust, Inc.

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period 12/31/14
Description	Location	Date Acquired	Land	Building & Fixtures	Improvements	Land	Building & Fixtures	Total	Accumulated Depreciation	Investment in Real Estate, net, at 12/31/14	Encumbrances
Pinedale LGS[1]	Pinedale, WY	2012	$105,485,063	$125,119,062	—	$105,485,063	$125,119,062	$230,604,125	$18,023,778	$212,580,347	$67,060,000
Eastern Interconnect Project (Held for Sale)	Albuquerque, NM	2011	—	14,126,849	—	—	14,126,849	14,126,849	5,878,933	8,247,916	—
Portland Terminal Facility[2]	Portland, OR	2014	—	42,634,411	5,060,518	—	47,694,929	47,694,929	1,390,236	46,304,693	—
UPS	St. Louis, MO	2014	210,000	1,188,000	—	210,000	1,188,000	1,398,000	3,011	1,394,989	—
			$105,695,063	$183,068,322	$5,060,518	$105,695,063	$188,128,840	$293,823,903	$25,295,958	$268,527,945	$67,060,000
(1) In connection with the asset acquisition, CorEnergy and Pinedale LP incurred acquisition costs of $2,557,910, which are included in the total asset balance..
(2) In connection with the asset acquisition, LCP Oregon Holdings incurred acquisition costs of $1,798,353, which are included in the total asset balance. .

NOTES TO SCHEDULE III - CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliation of Real Estate and Accumulated Depreciation

	For the Years Ended			For the One-Month Transition Period Ended December 31, 2012
	December 31, 2014	December 31, 2013	November 30, 2012
Investment in real estate:
Balance, beginning of year	$244,975,206	$244,686,333	$14,126,849	$14,126,849
Addition: Acquisitions and developments	48,848,697	288,873	—	230,559,484
Deduction: Dispositions and other	—	—	—	—
Balance, end of year	$293,823,903	$244,975,206	$14,126,849	$244,686,333
Accumulated depreciation:
Balance, beginning of year	$12,754,588	$1,607,624	$294,309	$1,131,680
Addition: Depreciation	12,541,370	11,146,964	837,371	475,944
Deduction: Dispositions and other	—	—	—	—
Balance, end of year	$25,295,958	$12,754,588	$1,131,680	$1,607,624

The aggregate cost of the properties is approximately $3,180,706 lower for federal income tax purposes at December 31, 2014. The tax basis of the properties is unaudited.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE - CorEnergy Infrastructure Trust, Inc.

Description	Interest Rate		Final Maturity	Monthly Payment Amount (2)	Prior Liens	Face Value	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgages
Campbell County - Wyoming (Reed, Gillette, Lemay)	12.00%	(1)	3/31/2024	$127,508	None	$12,000,000	$12,175,029	$—
Billings, Dunn, and McKenzie Counties, North Dakota (Morlock Well)	12.00%		12/31/2024	$40,000	None	4,000,000	3,948,738	—
Second Mortgages
Campbell County - Wyoming (Reed, Gillette, Lemay)	12.00%	(1)	3/31/2024	$35,115	None	3,300,000	3,336,403	—
Billings, Dunn, and McKenzie Counties, North Dakota (Morlock Well)	13.00%		12/31/2024	$10,833	None	1,000,000	975,000	—
						$20,300,000	$20,435,170	$—
(1) Interest rate increases by 2% of the previous year's rate
(2) Equal monthly installments comprised of interest

NOTES TO SCHEDULE IV - CONSOLIDATED MORTGAGE LOANS ON REAL ESTATE

Reconciliation of Mortgage Loans on Real Estate

	For the Years Ended			One-Month Transition Period Ended December 31, 2012
	December 31, 2014	December 31, 2013	November 30, 2012
Beginning balance	$—	$—	$—	$—
Additions:
New loans	20,300,000	—	—	—
Net deferred costs	(86,508)	—	—	—
Interest receivable	220,349	—	—	—
Total Additions	$20,433,841	$—	$—	$—

Deductions:
Principal repayments	$—	$—	$—	$—
Amortization of deferred costs	1,329	—	—	—
Total deductions	$1,329	$—	$—	$—

Ending balance	$20,435,170	$—	$—	$—

CORENERGY INFRASTRUCTURE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.
(Registrant)

By:	/s/ Rebecca M. Sandring
Rebecca M. Sandring
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting and Principal Financial Officer)

March 16, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard C. Green	Executive Chairman of the Board	March 16, 2015
Richard C. Green

/s/ David J. Schulte	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
David J. Schulte

/s/ Rebecca M. Sandring	Chief Accounting Officer (Principal Accounting and Principal Financial Officer), Treasurer and Secretary	March 16, 2015
Rebecca M. Sandring

/s/ Barrett Brady	Director	March 16, 2015
Barrett Brady

/s/ Conrad S. Ciccotello	Director	March 16, 2015
Conrad S. Ciccotello

/s/ Catherine A. Lewis	Director	March 16, 2015
Catherine A. Lewis

/s/ Charles E. Heath	Director	March 16, 2015
Charles E. Heath