Form 10-Q
period 2015-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2015-05-11
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
As of April 30, 2015, the registrant had 46,623,992 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

____________________________________________________________________________________________

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the Annual Report on Form 10-K, for the year ended December 31, 2014.

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2014.

GLOSSARY OF DEFINED TERMS

Certain of the defined terms used in this report are set forth below:

Administrative Agreement: The Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor.

Arc Logistics: Arc Logistics Partners LP (NYSE: ARCX)

Arc Terminals: Arc Terminals Holdings LLC, an indirect wholly-owned operating subsidiary of Arc Logistics

ASC: Accounting Standards Codification

BBWS: CorEnergy BBWS, Inc., a wholly-owned subsidiary of CorEnergy

Leeds Path West: Corridor Leads Path West, Inc., a wholly-owned subsidiary of CorEnergy

Code: the Internal Revenue Code of 1986, as amended

CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR)

Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned subsidiary of CorEnergy

Corridor: Corridor InfraTrust Management, LLC, the Company's external manager pursuant to the Management Agreement

Corridor MoGas: Corridor MoGas, Inc., a wholly-owned subsidiary of CorEnergy and the holding company of MoGas and UPS

CPI: Consumer Price Index

EIP: the Eastern Interconnect Project

Exchange Act: the Securities Exchange Act of 1934, as amended

FASB: Financial Accounting Standards Board

FERC: Federal Energy Regulatory Commission

Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy

Four Wood Energy: Four Wood Energy Partners LLC, a wholly-owned subsidiary of Four Wood Capital Partners LLC

GAAP: U.S. generally accepted accounting principles

KeyBank: KeyBank National Association

KeyBank Term Facility: A $70 million secured term credit facility Pinedale LP entered into with KeyBank in December 2012 to finance a portion of our acquisition of the Pinedale LGS, which matures in December 2015 with an option to extend through December 2016.

LDCs: local distribution companies

Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC

Liquids Gathering System: owned by Pinedale LP, an approximately 150 miles of pipelines with 107 receipt points and four above-ground central gathering facilities

Management Agreement: the Management Agreement effective July 1, 2013, as amended effective January 1, 2014, between the Company and Corridor

MoGas: MoGas Pipeline LLC, an indirect wholly-owned subsidiary of CorEnergy

MoGas Pipeline System: an approximately 263 mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, owned and operated by MoGas

Mowood: Mowood, LLC, an indirect wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC

NAREIT: National Association of Real Estate Investment Trusts

NGA: Natural Gas Act of 1938

NGPA: Natural Gas Policy Act of 1978

Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC

Omega Pipeline: Omega's natural gas distribution system in south central Missouri

Pinedale LGS: the Pinedale Liquids Gathering system, a system of pipelines and central gathering facilities located in the Pinedale Anticline in Wyoming, owned by Pinedale LP and triple-net leased to a wholly-owned subsidiary of Ultra Petroleum

Pinedale Lease Agreement: the December 2012 agreement pursuant to which the Pinedale LGS assets are triple-net leased to a wholly owned subsidiary of Ultra Petroleum

Pinedale LP: Pinedale Corridor, LP

Pinedale GP: the general partner of Pinedale LP

Portland Lease Agreement: the January 2014 agreement pursuant to which the Portland Terminal Facility is triple-net leased to Arc Terminals, a wholly owned subsidiary of Arc Logistics Partners LP

Portland Terminal Facility: a petroleum products terminal located in Portland, Oregon

PNM: Public Service Company of New Mexico, a subsidiary of PNM Resources Inc. (NYSE: PNM)

PNM Lease Agreement: a triple net lease agreement for the Eastern Interconnect Project

Prudential: The Prudential Insurance Company of America

QDI: qualified dividend income

Regions Revolver: the Company’s $90 million revolving line of credit facility with Regions Bank

REIT: real estate investment trust

SEC: Securities and Exchange Commission

SWD: SWD Enterprises, LLC, a wholly-owned subsidiary of Four Wood Energy Partners, LLC

TCA: Tortoise Capital Advisors, L.L.C.

TRS: taxable REIT subsidiary

Ultra Petroleum: Ultra Petroleum Corp. (NYSE: UPL)

Ultra Wyoming: Ultra Wyoming LGS LLC, an indirect wholly-owned subsidiary of Ultra Petroleum

UPS: United Property Systems, LLC, an indirect wholly-owned subsidiary of CorEnergy

VIE: Variable Interest Entity

VantaCore: VantaCore Partners LP

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $22,048,643 and $19,417,025	$259,676,456	$260,280,029
Leased property held for sale, net of accumulated depreciation of $6,448,603 and $5,878,933	7,678,246	8,247,916
Property and equipment, net of accumulated depreciation of $3,455,219 and $2,623,020	122,004,387	122,820,122
Financing notes and related accrued interest receivable, net	20,881,295	20,687,962
Other equity securities, at fair value	10,363,438	9,572,181
Cash and cash equivalents	26,634,586	7,578,164
Accounts and other receivables	8,145,544	7,793,515
Intangibles and deferred costs, net of accumulated amortization of $2,665,120 and $2,271,080	4,053,148	4,384,975
Prepaid expenses and other assets	722,865	732,110
Goodwill	1,718,868	1,718,868
Total Assets	$461,878,833	$443,815,842
Liabilities and Equity
Current maturities of long-term debt	$3,528,000	$3,528,000
Long-term debt	62,650,000	63,532,000
Accounts payable and other accrued liabilities	3,015,434	3,935,307
Management fees payable	1,226,155	1,164,399
Income Tax Liability	480,637	—
Deferred tax liability	1,147,196	1,262,587
Line of credit	565,583	32,141,277
Unearned revenue	—	711,230
Total Liabilities	$72,613,005	$106,274,800
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 and 0 issued and outstanding as of March 31, 2015, and December 31, 2014	$56,250,000	$—
Capital stock, non-convertible, $0.001 par value; 46,619,681 and 46,605,055 shares issued and outstanding at March 31, 2015, and December 31, 2014 (100,000,000 shares authorized)	46,619	46,605
Additional paid-in capital	306,036,447	309,950,440
Accumulated retained earnings	—	—
Accumulated other comprehensive income	177,195	453,302
Total CorEnergy Equity	362,510,261	310,450,347
Non-controlling Interest	26,755,567	27,090,695
Total Equity	389,265,828	337,541,042
Total Liabilities and Equity	$461,878,833	$443,815,842
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For The Three Months Ended
	March 31, 2015	March 31, 2014
Revenue
Lease revenue	$7,336,101	$6,762,408
Sales revenue	2,341,655	3,259,530
Financing revenue	660,392	25,619
Transportation revenue	3,649,735	—
Total Revenue	13,987,883	10,047,557
Expenses
Cost of sales (excluding depreciation expense)	1,248,330	2,707,358
Management fees	1,171,974	783,868
Acquisition expense and professional fees	1,241,955	415,345
Depreciation and amortization expense	4,048,832	3,146,978
Transportation, maintenance and general and administrative	991,608	—
Operating expenses	206,360	222,741
Other expenses	154,590	233,742
Total Expenses	9,063,649	7,510,032
Operating Income	$4,924,234	$2,537,525
Other Income (Expense)
Net distributions and dividend income	$590,408	$5,056
Net realized and unrealized gain on other equity securities	449,798	1,294,182
Interest expense	(1,147,272)	(826,977)
Total Other Income (Expense)	(107,066)	472,261
Income before income taxes	4,817,168	3,009,786
Taxes
Current tax expense	435,756	854,075
Deferred tax benefit	(115,391)	(340,562)
Income tax expense, net	320,365	513,513
Net Income	4,496,803	2,496,273
Less: Net Income attributable to non-controlling interest	410,175	391,114
Net Income attributable to CorEnergy Stockholders	$4,086,628	$2,105,159
Preferred dividend requirements	737,500	—
Net Income attributable to Common Stockholders	$3,349,128	$2,105,159

Net Income	$4,496,803	$2,496,273
Other comprehensive income:
Changes in fair value of qualifying hedges attributable to CorEnergy stockholders	(276,107)	(70,620)
Changes in fair value of qualifying hedges attributable to non-controlling interest	(64,555)	(16,511)
Net Change in Other Comprehensive Income	$(340,662)	$(87,131)
Total Comprehensive Income	4,156,141	2,409,142
Less: Comprehensive income attributable to non-controlling interest	345,620	374,603
Comprehensive Income attributable to CorEnergy Stockholders	$3,810,521	$2,034,539
Earnings Per Common Share:
Basic and Diluted	$0.07	$0.07
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted	46,613,258	29,973,357
Dividends declared per share	$0.130	$0.125
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount	Warrants
Balance at December 31, 2013	24,156,163	$24,156	$—	$1,370,700	$173,441,019	$777,403	$1,580,062	$28,348,030	$205,541,370
Net Income	—	—	—	—	—	—	7,013,856	1,556,157	8,570,013
Net change in cash flow hedges	—	—	—	—	—	(324,101)	—	(75,780)	(399,881)
Total comprehensive income	—	—	—	—	—	(324,101)	7,013,856	1,480,377	8,170,132
Net offering proceeds from issuance of common stock	22,425,000	22,425	—	—	141,702,803	—	—	—	141,725,228
Dividends	—	—	—	—	(6,734,166)	—	(8,593,918)	—	(15,328,084)
Common stock issued under director's compensation plan	4,027	4	—	—	29,996	—	—	—	30,000
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(2,737,712)	(2,737,712)
Reinvestment of dividends paid to stockholders	19,865	20	—	—	140,088	—	—	—	140,108
Warrant expiration	—	—	—	(1,370,700)	1,370,700	—	—	—	—
Balance at December 31, 2014	46,605,055	46,605	—	—	309,950,440	453,302	—	27,090,695	337,541,042
Net income	—	—	—	—	—	—	4,086,628	410,175	4,496,803
Net change in cash flow hedges	—	—	—	—	—	(276,107)	—	(64,555)	(340,662)
Total comprehensive income	—	—	—	—	—	(276,107)	4,086,628	345,620	4,156,141
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	56,250,000	—	(2,039,524)	—	—	—	54,210,476
Common stock dividends	—	—	—	—	(1,972,609)	—	(4,086,628)	—	(6,059,237)
Common stock issued under director's compensation plan	4,484	4	—	—	29,996	—	—	—	30,000
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(680,748)	(680,748)
Reinvestment of dividends paid to common stockholders	10,142	10	—	—	68,144	—	—	—	68,154
Balance at March 31, 2015 (Unaudited)	46,619,681	$46,619	$56,250,000	$—	$306,036,447	$177,195	$—	$26,755,567	$389,265,828
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended
	March 31, 2015	March 31, 2014
Operating Activities
Net Income	$4,496,803	$2,496,273
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax, net	(115,391)	(340,561)
Depreciation and amortization	4,426,559	3,364,803
Net distributions and dividend income, including recharacterization of income	(371,323)	(1,294,182)
Net realized and unrealized gain on other equity securities	(449,798)	(17,489)
Unrealized gain on derivative contract	(16,880)	—
Common stock issued under directors compensation plan	30,000	—
Changes in assets and liabilities:
(Increase) decrease in accounts and other receivables	(352,029)	127,323
Increase in financing note accrued interest receivable	(200,167)	—
Increase in prepaid expenses and other assets	(295,441)	(107,057)
Increase in management fee payable	61,756	92,262
Decrease in accounts payable and other accrued liabilities	(821,951)	(84,245)
Increase in current income tax liability	480,637	1,033,247
Increase (decrease) in unearned revenue	(711,230)	2,844,914
Net cash provided by operating activities	$6,161,545	$8,115,288
Investing Activities
Acquisition expenditures	(2,041,642)	(41,887,644)
Purchases of property and equipment	(16,464)	—
Increase in financing notes receivable	(31,442)	(4,107,955)
Return of capital on distributions received	29,864	491,260
Net cash used in investing activities	$(2,059,684)	$(45,504,339)
Financing Activities
Debt financing costs	(53,705)	(220,000)
Net offering proceeds	54,137,791	45,624,563
Dividends paid	(5,991,083)	(2,990,215)
Distributions to non-controlling interest	(680,748)	—
Advances on revolving line of credit	1,945,361	1,523,266
Payments on revolving line of credit	(33,521,055)	(1,122,096)
Principal payment on credit facility	(882,000)	(294,000)
Net cash provided by financing activities	$14,954,561	$42,521,518
Net Change in Cash and Cash Equivalents	$19,056,422	$5,132,467
Cash and Cash Equivalents at beginning of period	7,578,164	17,963,266
Cash and Cash Equivalents at end of period	$26,634,586	$23,095,733
Supplemental information continued on next page.
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued from previous page.

	For The Three Months Ended
	March 31, 2015	March 31, 2014
Supplemental Disclosure of Cash Flow Information
Interest paid	$943,101	$690,570
Income taxes paid (net of refunds)	$295,901	$(179,172)

Non-Cash Operating Activities
Change in accounts payable and accrued expenses related to prepaid assets and other expense	$19,096	$—

Non-Cash Investing Activities
Change in accounts payable and accrued expenses related to acquisition expenditures	$(13,597)	$78,121
Change in accounts payable and accrued expenses related to issuance of financing and other notes receivable	$(39,248)	$—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of equity	$(72,685)	$—
Change in accounts payable and accrued expenses related to debt financing costs	$8,509	$(220,000)
Reinvestment of distributions by common stockholders in additional common shares	$68,154	$29,305
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. ("CorEnergy"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common shares are listed on the New York Stock Exchange under the symbol “CORR.” As used in this report, the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.
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
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity ("VIE"), as defined in FASB ASC Topic on Consolidation. The Topic on Consolidation requires the consolidation of VIEs in which an enterprise has a controlling financial interest. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of FASB ASC, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions. This topic requires an ongoing reassessment.
Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2014, filed with the SEC on March 16, 2015.
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
B. Leased Property – The Company includes assets subject to lease arrangements within Leased property, net of accumulated depreciation, in the Consolidated Balance Sheets. Lease payments received are reflected in Lease revenue on the Consolidated Statements of Income, net of amortization of any off-market adjustments. Costs in connection with the creation and execution of a lease are capitalized and amortized over the lease term. See Note 3 for further discussion.
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
The Company initially records long-lived assets at their purchase price plus any direct acquisition costs, unless the transaction is accounted for as a business combination, in which case the acquisition costs are expensed as incurred. If the transaction is accounted for as a business combination, the Company allocates the purchase price to the acquired tangible and intangible assets and liabilities based on their estimated fair values. See Note 5 for further information.
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
Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired in a business combination. Refer to Note 5 for further details. The company will review goodwill for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess.
No impairment write-downs were recognized during the three months ended March 31, 2015 and 2014.
F. Investment Securities – The Company’s investments in securities are classified as other equity securities and represent interests in private companies which the Company has elected to report at fair value under the fair value option.
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
G. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination fees. The Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectibility of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. If the Company does determine impairment exists, the amount deemed uncollectible is expensed in the period of determination. The financing notes receivable are discussed more fully in Note 6.
H. Lease Receivable – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees, as discussed within Note 4. Lease payments by our tenants, have remained timely and without lapse.
I. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At March 31, 2015, and December 31, 2014, the Company determined that an allowance for doubtful accounts was not necessary.
J. Derivative Instruments and Hedging Activities - FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. Accordingly, the Company's derivative assets and liabilities are presented on a gross basis.
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
L. Revenue Recognition – Specific recognition policies for the Company’s revenue items are as follows:

•
Lease revenue – Base rent related to the Company’s leased property is recognized on a straight-line basis over the term of the lease when collectibility is reasonably assured. Contingent rent is recognized when it is earned, based on the achievement of specified performance criteria. Rental payments received in advance are classified as unearned revenue and included as a liability within the Consolidated Balance Sheets. Unearned revenue is amortized ratably over the lease period as revenue recognition criteria are met. Rental payments received in arrears are accrued and classified as Lease Receivable and included in assets within the Consolidated Balance Sheets.

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

•
Transportation revenue – MoGas generates revenue from natural gas transportation and recognizes that revenue on firm contracted capacity over the contract period regardless of actual volume. For interruptible or volumetric based transportation, revenue is recognized when physical deliveries of natural gas are made at the delivery point agreed upon by both parties.

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
N. Transportation, maintenance and general and administrative – These expenses are incurred both internally and externally. The internal expenses relate to system control, pipeline operations, maintenance, insurance and taxes. Other internal expenses include payroll cost for employees associated with gas control, field employees, the office manager and the vice presidents of operations and finance. The external costs consist of professional services such as audit and accounting, legal and regulatory and engineering.
O. Asset Acquisition Expenses – Costs incurred in connection with the research of real property acquisitions not expected to be accounted for as business combinations are expensed until it is determined that the acquisition of the real property is probable. Upon such determination, costs incurred in connection with the acquisition of the property are capitalized as described in paragraph (D) above. Deferred costs related to an acquisition that we have determined, based on our judgment, not to pursue are expensed in the period in which such determination is made.
P. Offering Costs – Offering costs related to the issuance of common or preferred stock are charged to additional paid-in capital when the stock is issued.
Q. Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and amortized over the debt term. See Note 14 for further discussion.
R. Distributions to Stockholders – Distributions to both common and preferred stockholders are determined by the Board of Directors. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors.
S. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

•
Net distributions and dividend income from investments – Distributions and dividends from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from the Company’s investments are generally characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital is paid by our investees from their cash flow from operations. The Company records investment income, capital gains and distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

•
Net realized and unrealized gain (loss) from investments – Securities transactions are accounted for on the date the securities are purchased or sold. Realized gains and losses are reported on an identified cost basis. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from the portfolio company and other industry sources. These estimates may subsequently be revised based on information received from the portfolio company after their tax reporting periods are concluded, as the actual character of these distributions are not known until after our fiscal year end.

T. Federal and State Income Taxation – In 2013 we qualified, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.

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
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Due to our decision to structure ourselves as a REIT in December 2012, it is expected that for the three months ended March 31, 2015, and future periods, any deferred tax liability or asset will be related entirely to the assets and activities of the Company's TRSs.
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
U. Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. The Company elected early adoption of the standard and the effects of applying the revised guidance did not have a material effect on the consolidated financial statements and related disclosures. Refer to Note 3 for further information.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02 "Consolidation (Topic 810), Amendments to the Consolidation Analysis." ASU 2015-02 is aimed at asset managers, however, it will also have an effect on all reporting entities that have variable interests in other legal entities. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren't considered variable interest entities but will be considered VIE's under the new guidance if they have a variable interest in those entities. At the very least, reporting entities will need to re-evaluate their consideration conclusions and potentially revise their documentation. Management is still in the process of evaluating this amendment, however, does not expect adoption to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 "Interest-Imputation of Interest" to simplify presentation of debt issuance costs. The amendments in this update require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Management is still in the process of evaluating this amendment, however, does not expect adoption to have a material impact on the Company's consolidated financial statements.
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
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for the three months ended March 31, 2015 and 2014, was $2.2 million and $2.2 million, respectively.
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
Debt
Pinedale LP borrowed $70 million pursuant to a secured term credit facility with KeyBank National Association serving as a lender and the administrative agent on behalf of other lenders participating in the credit facility ("KeyBank Term Facility"). The credit facility will remain in effect through December 2015, with an option to extend through December 2016. The credit facility is secured by the Pinedale LGS. See Note 14 for further information regarding the credit facility.
Portland Terminal Facility
The Portland Terminal Facility is a rail and marine facility adjacent to the Willamette River in Portland, Oregon which is triple-net leased to Arc Terminals Holdings LLC ("Arc Terminals"), an indirect wholly-owned subsidiary of Arc Logistics Partners LP ("Arc Logistics"). The 39-acre site has 84 tanks with a total storage capacity of approximately 1,500,000 barrels. The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.
At the acquisition date we anticipated funding an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: i) upgrade a portion of the existing storage assets; ii) enhance existing terminal infrastructure; and iii) develop, design, engineer and construct throughput expansion opportunities. As of March 31, 2015, additional spending on terminal-related projects totaled approximately $7.8 million.

The asset is depreciated for book purposes over an estimated useful life of 30 years. The amount of depreciation recognized for the leased property for each of the three months ended March 31, 2015 and 2014, was $407 thousand and $274 thousand, respectively.
See Note 4 for further information regarding the Portland Lease Agreement related to the Portland Terminal Facility assets.
LEASED PROPERTY HELD FOR SALE
Eastern Interconnect Project (EIP)
Physical Assets
The EIP transmission assets are utilized by the lessee to move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolt (unaudited) transmission lines, towers, easement rights, converters and other grid support components. Originally, the assets were depreciated for book purposes over an estimated useful life of 20 years. Pursuant to the Purchase Agreement discussed in Note 4, the Company reevaluated the residual value used to calculate its depreciation of EIP, and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expenses beginning in November of 2012 through the expiration of the lease in April 2015.
The amount of depreciation expense related to the EIP leased property for the three months ended March 31, 2015 and 2014, was $570 thousand and $570 thousand, respectively.
EIP Leased Property Held for Sale consists of the following:

EIP Leased Property Held for Sale
	March 31, 2015	December 31, 2014
Leased asset	$14,126,849	$14,126,849
Less: accumulated depreciation	(6,448,603)	(5,878,933)
Net leased asset held for sale	$7,678,246	$8,247,916
See Note 4 for further information regarding the Purchase Agreement with PNM and the PNM Lease Agreement related to the EIP transmission assets.

4. LEASES
As of March 31, 2015, the Company had three significant leases. The table below displays the impact of leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of	As of	For the Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2015	March 31, 2014
Pinedale LGS	78.68%	79.17%	70.36%	75.07%
Portland Terminal Facility	17.93%	17.24%	20.68%	15.49%
Public Service of New Mexico (1)	2.87%	3.07%	8.70%	9.44%
(1) See additional discussion of the PNM lease under the heading Lease of Property Held for Sale, below.

Pinedale LGS
Pinedale LP entered into a long-term triple-net lease agreement on December 20, 2012, relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”) with Ultra Wyoming LGS, LLC (“Ultra Wyoming”), an indirect wholly-owned subsidiary of Ultra Petroleum. The Pinedale Lease Agreement has a fifteen year initial term and may be extended for additional five-year terms at the sole discretion of Ultra Wyoming. Ultra Wyoming utilizes the Pinedale LGS to gather and transport a commingled stream of oil, natural gas and water, then further utilizes the Pinedale LGS to separate this stream into its separate components. Ultra Wyoming's obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum's operating subsidiary, Ultra Resources, Inc. (“Ultra Resources”), pursuant to the terms of a related parent guaranty. Annual rent for the initial term under the Pinedale Lease Agreement is a minimum of $20 million (as adjusted annually for changes based on the Consumer Price Index (“CPI”), subject to annual maximum adjustments of 2 percent). Additionally, the Pinedale Lease Agreement has a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the Pinedale LGS in a prior month, subject to Pinedale LP not being in default under the Pinedale Lease Agreement. For 2015, the quarterly rent increased by $85 thousand to $5.2 million based on the CPI adjustment as specified in the lease terms. Total annual rent may not exceed $27.5 million during the initial fifteen-year term.
As of March 31, 2015, and December 31, 2014, approximately $780 thousand and $796 thousand, respectively, of net deferred lease costs are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15 year life of the Pinedale Lease Agreement. For each of the three months ended March 31, 2015 and 2014, $15 thousand is included in amortization expense within the Consolidated Statements of Income.

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

Ultra Petroleum Corp. Summary Consolidated Balance Sheets (in thousands)
	March 31, 2015	December 31, 2014
	(Unaudited)
Current assets	$270,073	$277,138
Non-current assets	3,995,957	3,948,552
Total Assets	$4,266,030	$4,225,690

Current liabilities	$346,179	$445,718
Non-current liabilities	3,682,624	3,568,312
Total Liabilities	$4,028,803	$4,014,030

Shareholder's equity (deficit)	237,227	211,660
Total Liabilities and Shareholder's Equity	$4,266,030	$4,225,690

Ultra Petroleum Corp. Summary Consolidated Statements of Operations (in thousands)
	For The Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)
Revenues	$219,309	$326,299
Expenses	189,347	154,829
Operating Income	29,962	171,470
Other (Expense), net	(6,795)	(69,751)
Income before income tax (benefit) provision	23,167	101,719
Income tax (benefit) provision	(2,022)	4
Net Income	$25,189	$101,715
Portland Terminal Facility
LCP Oregon entered into the Portland Lease Agreement on January 21, 2014. Arc Logistics has guaranteed the obligations of Arc Terminals under the Portland Lease Agreement. The Portland Lease Agreement grants Arc Terminals substantially all authority to operate the Portland Terminal Facility. During the initial fifteen-year term, Arc Terminals will make base monthly rental payments as well as variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility in the prior month in excess of a designated threshold of 12,500 barrels per day of oil equivalent. Variable rent is capped at 30 percent of total rent, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity.
Base rent as of March 31, 2015 had increased to $480 thousand per month due to approximately $7.8 million in completed construction projects at the Portland Terminal Facility. Total planned construction was estimated at inception to be $10 million (unaudited). During the three months ended March 31, 2015, $173 thousand in incremental base rent was received due to construction completed as of the quarter end.
Arc Logistics is a fee-based, growth-oriented Delaware limited partnership formed by Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC, collectively, ("Lightfoot") to own, operate, develop and acquire a diversified portfolio of complementary energy logistics assets. Arc Logistics’ public disclosures filed with the SEC indicate that Arc Logistics is principally engaged in the terminaling, storage, throughput and transloading of crude oil and petroleum products with energy logistics assets strategically located in the East Coast, Gulf Coast and Midwest regions of the U.S. Arc Terminals is a wholly-owned subsidiary of Arc Logistics.
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
The future contracted minimum rental receipts for all net leases as of March 31, 2015, are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2015	$19,886,910
2016	26,515,880
2017	26,515,880
2018	26,515,880
2019	26,623,475
Thereafter	225,236,893
Total	$351,294,918
Lease of Property Held for Sale
Public Service Company of New Mexico ("PNM")
The EIP leased asset held for sale is leased on a triple net basis through April 1, 2015, (the "PNM Lease Agreement") to PNM, an independent electric utility company serving approximately 500 thousand customers (unaudited) in New Mexico. PNM is a subsidiary of PNM Resources Inc. (NYSE: PNM) ("PNM Resources").
At the time of acquisition, the rate of the PNM Lease Agreement was determined to be above market rates for similar leased assets and the Company recorded an intangible asset of $1.1 million for this premium which is being amortized as a reduction to lease revenue over the remaining lease term. See Note 13 below for further details of the intangible asset.
On November 1, 2012, the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP upon termination of the PNM Lease Agreement on April 1, 2015, for $7.7 million. Upon execution of the Agreement, the schedule of the lease payments under the PNM Lease Agreement was changed so that the last scheduled semi-annual lease payment was received by the Company on October 1, 2012. Additionally, PNM's remaining basic lease payments due to the Company were accelerated. The semi-annual payments of approximately $1.4 million that were originally scheduled to be paid on April 1, and October 1, 2013, were received by the Company on November 1, 2012. The three remaining lease payments due April 1, 2014, October 1, 2014, and April 1, 2015, were paid in full on January 2, 2014. For the three months ended March 31, 2015 and 2014, revenue of $638 thousand was included in lease revenue on the income statement.
PNM Resources is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The financial statements of PNM Resources can be found on the SEC's web site at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of PNM Resources but has no reason to doubt the accuracy or completeness of such information. In addition, PNM Resources has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of PNM Resources that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
5. MOGAS TRANSACTION
On November 24, 2014, our wholly owned taxable REIT subsidiary, Corridor MoGas, executed a Purchase Agreement (the “MoGas Purchase Agreement”) with Mogas Energy, LLC (“Seller”) to acquire all of the equity interests of two entities, MoGas Pipeline, LLC ("MoGas") and United Property Systems, LLC ("UPS") (collectively, the "MoGas Transaction"). MoGas is the owner and operator of an approximately 263 mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri. The pipeline system, regulated by the Federal Energy Regulatory Commission ("FERC"), delivers natural gas to both investor-owned and municipal local distribution systems and has eight firm transportation customers. The pipeline system receives natural gas at three receipt points and delivers that natural gas at 22 delivery points. UPS owns 10.28 acres of real property that includes office and storage space which is leased to MoGas. A portion of that land is also leased to an operator of a small cement plant owned by a third party. The combined purchase price of MoGas and UPS was $125 million, funded by a combination of equity proceeds and revolving credit facility, as further discussed in Note 14 to these Consolidated Financial Statements.
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
The Company is accounting for the acquisition under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”), and the initial accounting for this business combination is final and complete. The Company's assessment of the fair values and the allocation of purchase price to the identified tangible and intangible assets is its best estimate of fair value. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which the Company determined using Level 1, Level 2 and Level 3 inputs:

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
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Management believes that goodwill in the transaction results from various benefits. The pipeline system interconnects with three receipt points, the Panhandle Eastern, Rockies Express and Mississippi River Transmission Pipelines, which allows MoGas the flexibility to source natural gas from a variety of gas producing regions in the U.S. This advantageous position enhances operational efficiency, and allows MoGas customers to procure natural gas in times of peak demand and scarce supply. Two of the largest MoGas customers are also two large suppliers of natural gas for the St. Louis area. Additionally, the characteristics of the tangible assets and operations acquired in the MoGas Transaction are consistent with Company investment criteria and strategy. Some of these criteria include investments that are fixed asset intensive, with long depreciable lives, capable of providing stable cash flows due to limited commodity price sensitivity, as well as experienced management teams capable of effectively and efficiently operating the assets now and through possible future growth opportunities. Goodwill related to this acquisition is deductible for income tax purposes.
Pro Forma Financial Information
For comparative purposes, the following table illustrates the effect on the Consolidated Statements of Income and Comprehensive Income as well as earnings per share - basic and diluted as if the Company had consummated the MoGas Transaction as of January 1, 2014:

Three months ended March 31, 2014
Total Revenue (1)	$13,328,988
Total Expenses (2)	8,935,739
Operating Income	4,393,249
Other Income (Expense) (3)	(999,479)
Tax Benefit (Expense) (4)	160,326
Net Income	3,554,096
Less: Net Income attributable to non-controlling interest	391,114
Net Income attributable to CORR Stockholders	$3,162,982
Earnings per share:
Basic and Diluted	$0.07
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted (5)	44,923,357
(1) Includes elimination adjustments for intercompany sales and rent.
(2) Includes adjustments for an increase in management fee payable, elimination of intercompany purchases and rent, depreciation, and other miscellaneous expenses.
(3) Includes adjustments for interest expense and other miscellaneous income.
(4) Includes an adjustment for a deferred tax benefit.
(5) Shares outstanding were adjusted for the November 17, 2014, follow-on equity offering mentioned above.
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
Interest initially accrues on the outstanding principal amount of both Loans at an annual base rate of 12 percent, which base rate will increase by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Loans will bear variable interest calculated as a function of the increase in volume of water treated by Black Bison WS during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum. The Loans mature on March 31, 2024 and are amortized by quarterly payments which were set to begin on March 31, 2015. Annual prepayments based upon free cash flows of the Borrower and its affiliates will commence in April 2015. The Loans are secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Loans are also guarantied by all affiliates of Black Bison WS. Due to reduced drilling activity in Black Bison WS’s area of operations, Black Bison WS requested, and the Company has granted, a waiver of certain financial covenants. One of those waivers will remain in place through December 31, 2015. In addition, the Company has not yet received the first amortization payment from Black Bison WS, which was due March 31, 2015. The Company has no reason to believe the notes receivable with Black Bison are not fully collectible as of March 31, 2015.
As a condition to the Black Bison Loan, Corridor Bison acquired a Warrant to purchase a number of equity units, which as of March 13, 2014 represented 15 percent of the outstanding equity of Black Bison Intermediate Holdings, LLC ("Intermediate Holdings"). Corridor Bison paid $34 thousand for the Warrant, which amount was determined to represent the fair value of the Warrant as of the date of purchase. Corridor Bison capitalized approximately $13 thousand in asset acquisition expenses in relation to the Warrant. The exercise price of the Warrant was $3.16 per unit. The exercise price increases at a rate of 12 percent per annum.
In anticipation of the July 2014 modifications to the Black Bison agreements described above, Corridor Bison assigned to CorEnergy BBWS its rights and obligations in the Warrant dated March 13, 2014. As a condition of the TRS Loan, the parties entered into an Amended and Restated Warrant, pursuant to which the amount available to purchase thereunder was increased to a number of equity units, which as of July 23, 2014 represented 18.72 percent of the outstanding equity of Intermediate Holdings. CorEnergy BBWS paid an additional $51 thousand for this increase in the amount that could be purchased pursuant to the Amended and Restated Warrant. CorEnergy BBWS capitalized $25 thousand in asset acquisition expenses in relation to the Warrant. Including capitalized asset acquisition costs, the Company paid approximately $123 thousand for the Warrant, which is fair valued at $125 thousand as of March 31, 2015. The amount paid was determined to be the current value of the incremental amount that could be purchased under the Amended and Restated Warrant. Furthermore, the warrant qualifies as a derivative, with all changes in fair value reflected in the consolidated statements of income and comprehensive income in the current period.

Four Wood Financing Note Receivable

On December 31, 2014, our wholly-owned subsidiary, Four Wood Corridor, LLC (“Four Wood Corridor”), entered into a Loan Agreement with SWD Enterprises, LLC (“SWD Enterprises”), a wholly-owned subsidiary of Four Wood Energy, pursuant to which Four Wood Corridor made a loan to SWD Enterprises for $4.0 million. Concurrently, our TRS, Corridor Private entered into a TRS Loan Agreement with SWD Enterprises, pursuant to which Corridor Private made a loan to SWD Enterprises for $1.0 million. The proceeds of the REIT loan and the TRS loan were used by SWD Enterprises and its affiliates to finance the acquisition of real and personal property that provides saltwater disposal services for the oil and natural gas industry, and to pay related expenses.
For the REIT loan from Four Wood Corridor, interest will initially accrue on the outstanding principal at an annual base rate of 12 percent. For the TRS loan from Corridor Private, interest will initially accrue on the outstanding principal at an annual base rate of 13 percent. The base rates of both loans will increase by 2 percent of the current base rate per year. In addition, for both loans, starting in January 2016 and continuing for each month thereafter, the outstanding principal of the Loans will bear variable interest calculated as a function of the increase in volume of water treated by SWD Enterprises during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum for the REIT loan and 20 percent per annum for the TRS Loan. The Loans mature on December 31, 2024, and are to be amortized by quarterly payments beginning March 31, 2016, and annual prepayments based upon free cash flows of the Borrower and its affiliates commencing on January 15, 2016. The Loans are secured by the real property and equipment held by SWD Enterprises and the outstanding equity in SWD Enterprises and its affiliates. The Loans are also guaranteed by all affiliates of SWD Enterprises. The Company believes the notes receivable with SWD Enterprises are fully collectible as of March 31, 2015.
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
Consolidated VIEs
As of March 31, 2015, the Company does not have any investments in VIEs that qualify for consolidation.

Unconsolidated VIE
At March 31, 2015, the Company's recorded investment in Black Bison WS and Intermediate Holdings, collectively a VIE that is unconsolidated, was $15.7 million. The Company's maximum exposure to loss associated with the investment is limited to the Company's outstanding notes receivable, related accrued interest receivable and the fair value of the Warrant, discussed in Note 6, totaling $15.7 million and $15.9 million as of March 31, 2015, and December 31, 2014, respectively. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE's economic performance is not held by the Company, therefore the VIE is not consolidated.
8. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of March 31, 2015, and December 31, 2014, are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2015	December 31, 2014
Deferred Tax Assets:
Net operating loss carryforwards	$(1,033,385)	$(679,692)
Cost recovery of leased and fixed assets	(795,444)	(1,042,207)
Sub-total	$(1,828,829)	$(1,721,899)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$2,661,415	$2,842,332
Net unrealized gain on investment securities	314,610	142,154
Sub-total	2,976,025	2,984,486
Total net deferred tax liability	$1,147,196	$1,262,587
For the quarter ended March 31, 2015, the total deferred tax liability presented above relates to assets held in the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ending November 30, 2007, remain open to examination by federal and state tax authorities.
Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three months ended March 31, 2015, and March 31, 2014, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2015	March 31, 2014
Application of statutory income tax rate	$1,553,434	$918,346
State income taxes, net of federal tax benefit	37,051	42,979
Federal Tax Attributable to Income of Real Estate Investment Trust	(1,270,120)	(447,812)
Total income tax expense	$320,365	$513,513
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate, which was approximately 3.92 percent for the three months ended March 31, 2015 and 3.11 percent for the three months ended March 31, 2014. CorEnergy BBWS does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because and MoGas primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of our Mowood Corridor, Inc. and MoGas TRSs for the three months ended March 31, 2015 and 2014. The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. For the three months ended March 31, 2015, all of the income tax expense presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2015	March 31, 2014
Current tax expense
Federal	$391,946	$784,377
State (net of federal tax benefit)	43,810	69,698
Total current tax expense	435,756	854,075
Deferred tax benefit
Federal	(108,632)	(313,843)
State (net of federal tax benefit)	(6,759)	(26,719)
Total deferred tax benefit	(115,391)	(340,562)
Total income tax expense, net	$320,365	$513,513
As of December 31, 2014, the TRSs had a net operating loss of $1.7 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire in the year ending December 31, 2033 and 2034. For the three months ended March 31, 2015, the TRSs incurred a total net operating loss of approximately $882 thousand, resulting in a total net operating loss of approximately $2.6 million.
The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	March 31, 2015	December 31, 2014
Aggregate cost for federal income tax purposes	$5,152,653	$4,218,986
Gross unrealized appreciation	7,649,287	7,436,696
Net unrealized appreciation	$7,649,287	$7,436,696
9. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	March 31, 2015	December 31, 2014
Land	$580,000	$580,000
Natural gas pipeline	124,313,621	124,297,157
Vehicles and trailers	506,958	506,958
Office equipment and computers	59,027	59,027
Gross property and equipment	125,459,606	125,443,142
Less: accumulated depreciation	(3,455,219)	(2,623,020)
Net property and equipment	$122,004,387	$122,820,122

The amounts of depreciation of property and equipment recognized for the three months ended March 31, 2015 and 2014, were $832 thousand and $71 thousand, respectively.
10. CONCENTRATIONS
Mowood, Omega
Omega had a ten-year agreement (the "DOD Agreement") with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. The DOD Agreement expired January 31, 2015. On January 28, 2015, the DOD awarded Omega a 6 month bridge agreement with very similar terms and conditions as the original agreement for Omega to continue providing natural gas and gas distribution services until a new 10 year agreement is reached.

Revenue related to the DOD contract accounted for 91 percent of our sales revenue for each of the three months ended March 31, 2015 and 2014. Omega performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 94 percent and 88 percent of the consolidated accounts receivable balances as of March 31, 2015, and December 31, 2014, respectively.
Omega’s contracts for its supply of natural gas are concentrated among select providers. Purchases from its largest supplier of natural gas accounted for 96 percent of our cost of sales for the three months ended March 31, 2015. This compares to 77 percent for the three months ended March 31, 2014.
MoGas
MoGas generates revenue from the transportation of natural gas to a concentrated group of customers. Transportation revenue relating to MoGas' largest customer accounted for 66 percent of the contracted capacity for three months ended March 31, 2015.
11. MANAGEMENT AGREEMENT
On December 1, 2011, the Company executed a Management Agreement with Corridor InfraTrust Management, LLC (“Corridor”). Under the Management Agreement, Corridor (i) presents the Company with suitable acquisition opportunities consistent with the investment policies and objectives of the Company, (ii) is responsible for the day-to-day operations of the Company, and (iii) performs such services and activities relating to the assets and operations of the Company as may be appropriate. A new Management Agreement between the Company and Corridor was approved by the Board of Directors and became effective July1, 2013. The new agreement did not change in any respect the terms for determination or payment of compensation for the Manager, does not have a specific term, and will remain in place unless terminated by the Company or the Manager in the manner permitted pursuant to the agreement. The new management agreement was amended as of January 1, 2014, to change the methodology for calculating the quarterly management fee.
The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s Managed Assets as of the end of each quarter. For purposes of the Management Agreement, “Managed Assets” means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses, and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company’s securities portfolio will be valued at then current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves. See additional discussion regarding changes to the Management Agreement in Note 20, Subsequent Events.
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

12. FAIR VALUE OF OTHER SECURITIES
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of March 31, 2015, and December 31, 2014. These assets and liabilities are measured on a recurring basis.

March 31, 2015
	March 31, 2015	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$10,363,438	$—	$—	$10,363,438
Total Assets	$10,363,438	$—	$—	$10,363,438

December 31, 2014
	December 31, 2014	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	9,572,181	—	—	9,572,181
Total Assets	$9,572,181	$—	$—	$9,572,181
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2015 and 2014, are as follows:

Level 3 Rollforward
For The Three Months Ended March 31, 2015	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$9,217,181	$—		$679,798	$341,459	$10,238,438	$679,798
Warrant investment	355,000		—	(230,000)	—	125,000	(230,000)
Total	$9,572,181	$—	$—	$449,798	$341,459	$10,363,438	$449,798

For The Three Months Ended March 31, 2014
Other equity securities	$23,304,321	$—	$—	$1,294,182	$(491,260)	$24,107,243	$1,294,182
Total	$23,304,321	$—	$—	$1,294,182	$(491,260)	$24,107,243	$1,294,182
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three months ended March 31, 2015, and March 31, 2014.
In accordance with ASC 820, the Company fair values their derivative financial instruments. Please refer to Note 15, Interest Rate Hedge Swaps, for more information.
Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. See Note 2, Significant Accounting Policies, for additional discussion.
For the three months ended March 31, 2015, the Company’s Warrant Investment was valued using a binomial option pricing model. The key assumptions used in the binomial model are the fair value of equity of the underlying business; the Warrant's strike price; the expected volatility of equity; the time to the Warrant's expiry; the risk-free rate, and the expected dividend yields. Due to the inherent uncertainty of determining the fair value of the Warrant Investment, which does not have a readily available market, the assumptions used the binomial model to value the Company’s Warrant Investment were based on Level 2 and Level 3 inputs.

These inputs, including the expected volatility and the fair value of equity of the underlying business, may vary significantly from period-to-period, and accordingly, the fair value as of March 31, 2015 may differ materially from the amount that the Company may ultimately realize.
At March 31, 2014, the Company’s investments in private companies were valued using one or a combination of the following valuation techniques: (i) analysis of valuations for publicly traded companies in a similar line of business (“public company analysis”), (ii) analysis of valuations for comparable M&A transactions (“M&A analysis”) and (iii) discounted cash flow analysis.
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
Quantitative Table for Valuation Techniques Used as of March 31, 2014
The following table summarizes the significant unobservable inputs that the Company used to value its portfolio investments categorized as Level 3 as of March 31, 2014:

Significant Unobservable Inputs Used To Value Portfolio Investments
March 31, 2014
			Unobservable Inputs	Range		Weighted Average
Assets at Fair Value	Fair Value	Valuation Technique		Low	High
Other equity securities, at fair value	$24,107,243	Public company historical EBITDA analysis	Historical EBITDA Valuation Multiples	9.6x	10.6x	10.1x
		Public company projected EBITDA analysis	Projected EBITDA Valuation Multiples	8.3x	9.3x	8.8x
		M&A company analysis	EV/LTM 2012 EBITDA	8.3x	9.3x	8.8x
		Discounted cash flow	Weighted Average Cost of Capital	9.5x	14.0%	11.8%
As of March 31, 2015, the Company’s investment in Lightfoot is its only remaining private company investment. Lightfoot in turn owns a combination of public and private investments. Therefore Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments discounted for a lack of marketability, with the discount estimated at 16.6 percent to 21.3 percent and (ii) discounted cash flow analysis using an estimated discount rate of 12.0 percent to 14.0 percent. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
As of both March 31, 2015 and March 31, 2014, the Company held a 6.7 percent equity interest in Lightfoot. As of March 31, 2014, the Company held a 11.1 percent equity interest in Vantacore.
Certain condensed combined financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables (in thousands).

	March 31, 2015	December 31, 2014
Assets
Current assets	$21,854	$25,783
Noncurrent assets	382,670	382,957
Total Assets	$404,524	$408,740
Liabilities
Current liabilities	$14,099	$14,318
Noncurrent liabilities	114,008	113,810
Total Liabilities	$128,107	$128,128

Partner's equity	276,417	280,612
Total liabilities and partner's equity	$404,524	$408,740

	For The Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$13,557	$13,213
Operating expenses	15,128	13,584
Other income (expenses)	3,834	3,770
Net income	$2,263	$3,399

EBITDA	$8,034	$7,500

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
Escrow Receivable — The escrow receivable due to the Company as of March 31, 2015, which relates to the sale of VantaCore, is anticipated to be released upon satisfaction of certain post-closing obligations and the expiration of certain time periods (50 percent to be released 12 months after the October 1, 2014 closing date (i.e. October 1, 2015), and the other 50 percent released 18 months after close (i.e. April 1, 2016)). The fair value of the escrow receivable is reflected net of a discount for the potential that the full amount due to the Company would not be realized.
Financing Notes Receivable — Based on the interest rates for similar financial instruments, the carrying value of the financing notes receivable are considered to approximate fair value.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the expected market rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$26,634,586	$26,634,586	$7,578,164	$7,578,164
Escrow receivable	Level 2	$2,438,500	$2,438,500	$2,438,500	$2,438,500
Financing notes receivable	Level 2	$20,881,295	$20,881,295	$20,687,962	$20,687,962
Financial Liabilities:
Long-term debt	Level 2	$66,178,000	$66,178,000	$67,060,000	$67,060,000
Line of credit	Level 2	$565,583	$565,583	$32,141,277	$32,141,277
13. INTANGIBLES
The Company recorded an intangible lease asset, related to the PNM Lease Agreement, for the fair value of the amount by which the remaining contractual lease payments exceed market lease rates at the time of acquisition. The intangible lease asset was being amortized on a straight-line basis over the life of the lease term, which expired on April 1, 2015. Quarterly amortization of the intangible lease asset totaling $73 thousand for each of the three-month periods ended March 31, 2015, and March 31, 2014, is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. These same amounts are included in Amortization expense in the accompanying Consolidated Statements of Cash Flows. Refer to Note 4 for further discussion around the PNM Purchase Agreement.

Intangible Lease Asset
	March 31, 2015	December 31, 2014
Intangible lease asset	$1,094,771	$1,094,771
Accumulated amortization	(1,094,771)	(1,021,784)
Net intangible lease asset	$—	$72,987

14. CREDIT FACILITIES
Pinedale Facility
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Outstanding balances under the KeyBank Term Facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent (3.43 percent as of March 31, 2015). The credit facility will remain in effect through December 31, 2015, with an option to extend through December 31, 2016. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest monthly and is further obligated to make monthly principal payments, which began on March 7, 2014, in the amount of $294 thousand or 0.42 percent of the principal balance as of March 1, 2014. Principal payments totaling approximately $3.5 million are required in 2015. In the event the Company exercises its option to extend the term an additional year, principal payments totaling $3.5 million would be required in 2016 with the remaining principal balance due at maturity. The registrant has provided to KeyBank a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. The Company is required to maintain a restricted collateral account into which Ultra Wyoming makes all lease payments under the Pinedale Lease Agreement. Payments of principal and interest pursuant to the credit facility are drawn by KeyBank directly from the restricted collateral account prior to transferring the remaining cash to the Pinedale LP operating account. The balance in the restricted collateral account at March 31, 2015 was $0. As of March 31, 2015, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.
Pinedale LP's credit facility with KeyBank limits distributions by Pinedale LP to the Company. Distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations to KeyBank have not been accelerated following an Event of Default (as defined in the credit facility).  The KeyBank Term Facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company.  At March 31, 2015, the net assets of Pinedale LP were $141.7 million.
As of March 31, 2015 and December 31, 2014, approximately $371 thousand and $501 thousand, respectively, in net deferred debt issuance costs related to the KeyBank Term Facility are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated three-year term of the KeyBank Term Facility. For each of the three months ended March 31, 2015 and 2014, respectively, $129 thousand is included in interest expense within the accompanying Consolidated Statements of Income.
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
Additional Credit Facilities of the REIT
On September 26, 2014, the Company entered into a $30 million revolving credit facility (the "Regions Revolver") with certain lenders and Regions Bank, as an agent for such lenders, then on November 24, 2014, increased the credit facility, to $90 million in conjunction with the MoGas Transaction. There were no borrowings on the line between September 26, 2014, and November 24, 2014. The facility has a maturity of November 24, 2018. For the first six months, subsequent to the increase, the facility will bear interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. On and after May 24, 2015, the interest rate will be determined by a pricing grid where the applicable interest rate is anticipated to be LIBOR plus 2.75 percent to 3.50 percent, depending on the company's leverage ratio at such time.
As of March 31, 2015, and December 31, 2014, approximately $1.2 million and $1.3 million, respectively, in net deferred debt issuance costs related to the Regions Revolver are included in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2015 and 2014, approximately $190 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. On January 28, 2015, the Company extinguished the outstanding balance on the Regions Revolver, leaving a $0 balance. As of March 31, 2015, the Company was in compliance of all covenants of the Regions Revolver.

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
As of March 31, 2015, and December 31, 2014, approximately $0 in net deferred debt issuance costs, related to the KeyBank Revolver, are included in the accompanying Consolidated Balance Sheets. The deferred costs were initially amortized over the anticipated four-year term of the Key Bank Revolver facility. For the three months ended March 31, 2015 and 2014, $0 and $16 thousand, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. Upon termination, the remaining unamortized deferred debt issuance costs totaling approximately $161 thousand were expensed in full.
MoGas Credit Facility
In conjunction with the MoGas Transaction, MoGas and UPS, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and reborrow loans up to $3.0 million outstanding at any time. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver. As of March 31, 2015, there were no outstanding borrowings against the MoGas Revolver. As of March 31, 2015, the co-borrowers are in compliance of all covenants of the MoGas Revolver.
Mowood/Omega Credit Facility
On October 15, 2013, Mowood and Omega entered into a new Revolving Note Payable Agreement (“2013 Note Payable Agreement”), replacing a prior $1.3 million secured Note Payable Agreement (as amended), under which interest accrued and was payable monthly at LIBOR plus 4.00 percent and which expired on October 29, 2013. The 2013 Note Payable Agreement had a maximum borrowing base of $1.5 million. Borrowings on the 2013 Note Payable Agreement are secured by Mowood’s and Omega's assets. Interest accrued at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75% as of March 31, 2015), was payable monthly, and in full, with accrued interest, on the termination date of October 15, 2014.

On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a Revolving Note Payable Agreement ("2014 Note Payable Agreement"), extending the maturity date to January 31, 2015. Then on January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015. The 2014 Note Payable Agreement has the same terms as the 2013 Note Payable Agreement and includes an unused credit line fee of 20 basis points per month. As of March 31, 2015, there were $566 thousand in outstanding borrowings under the 2014 Note Payable Agreement. The 2014 Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood and Omega were in compliance with the various covenants of the 2014 Note Payable Agreement as of March 31, 2015.
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company's hedged derivative asset measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives.

Derivative Financial Instruments Measured At Fair Value on a Recurring Basis
	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
		March 31, 2015
Hedged derivative asset	Assets	$—	$28,025	$—

		December 31, 2014
Hedged derivative asset	Assets	$—	$351,807	$—

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company elected to designate its interest rate swaps as cash flow hedges in April 2013. During the three months ended March 31, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015, there was a loss due to ineffectiveness of approximately $1 thousand recorded in earnings. Ineffectiveness resulted from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship. During the three months ended March 31, 2014, there was a loss due to ineffectiveness of approximately $170 recorded in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $201 thousand will be reclassified as an increase to interest expense.

As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Outstanding Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to net losses of approximately $0 for the three months ended March 31, 2015, and March 31, 2014, respectively.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the three months ended March 31, 2015, and March 31, 2014.

	For The Three Months Ended
Derivatives in Cash Flow Hedging Relationship	March 31, 2015	March 31, 2014
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(414,082)	$(161,889)
Amount of Gain (Loss) Reclassified from AOCI on Derivatives (Effective Portion) Recognized in Net Income[1]	(73,420)	(74,758)
Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Amounts Excluded from Effectiveness Testing)[1]	(779)	(170)
(1) Included in "Interest Expense" on the face of the Income Statement
Tabular Disclosure of Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2015, and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheets. There were no offsetting derivative liabilities as of March 31, 2015, and December 31, 2014.

Offsetting Derivatives
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheet

				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Derivative Assets as of March 31, 2015	$28,025	$—	$28,025	$—	$—	$28,025

Offsetting Derivative Assets as of December 31, 2014	$351,807	$—	$351,807	$—	$—	$351,807
Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2015, the Company did not have any derivatives that were in a net liability position. Therefore, the credit risk-related contingent features discussed above would not apply as of March 31, 2015.

16. STOCKHOLDER'S EQUITY
PREFERRED STOCK
The Company's authorized preferred stock consists of 10 million shares having a par value of $0.001 per share. A description of the Company's only outstanding series of cumulative redeemable preferred stock is set forth below.
On January 27, 2015, the Company sold, in an underwritten public offering, 2,250,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred"). Pursuant to this offering, the Company issued 22,500 whole shares of Series A Preferred and received net cash proceeds of approximately $54.2 million. The depositary shares pay an annual dividend of $1.84375 per share, equivalent to 7.375% of the $25.00 liquidation preference. The depositary shares may be redeemed on or after January 27, 2020, at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The depositary shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company except in connection with certain changes of control. Holders of the depositary shares generally have no voting rights, except for limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not consecutive) and in certain other circumstances. The depositary shares representing the Series A Preferred trade on the NYSE under the ticker “CORRPrA." The aggregate par value of the preferred shares at March 31, 2015 is $23. See Note 20, Subsequent Events, for further information regarding the declaration of a dividend on the 7.375% Series A Cumulative Redeemable Preferred Stock.
COMMON STOCK
As of March 31, 2015, the Company had 46,619,681of common shares issued and outstanding. See Note 20, Subsequent Events, for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On January 23, 2015, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities, with an aggregate offering price of up to $300.0 million. As of March 31, 2015, we had issued an aggregate of 10,142 shares of common stock under the Company’s dividend reinvestment plan that reduced availability under this new shelf registration by approximately $68 thousand, leaving remaining availability of approximately $299.9 million of maximum aggregate offering price of securities as of such date.
17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Earnings Per Share
	For The Three Months Ended
	March 31, 2015	March 31, 2014
Net income attributable to CorEnergy stockholders	$4,086,628	$2,105,159
Less: preferred dividend requirements	737,500	—
Net income attributable to common stockholders	3,349,128	2,105,159
Basic and diluted weighted average shares (1)	46,613,258	29,973,357
Basic and diluted earnings per share attributable to common stockholders	$0.07	$0.07

(1)
Warrants to purchase shares of common stock were outstanding during the 2014 period reflected in the table above, but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market value of the common shares and, therefore, the effect would be anti-dilutive.

18. WARRANTS
The Company issued 945,594 warrants (representing the right to purchase one share of the Company’s common stock for $11.41per common share) on February 7, 2007, all of which expired unexercised on February 6, 2014, and are no longer outstanding as of March 31, 2015.

19. CONTINGENCY
The Company's, wholly owned subsidiary, MoGas, has a contingency arising from its certification proceeding before the FERC. As part of that proceeding, the FERC determined initial rates to be used by MoGas. The Missouri Public Service Commission ("MPSC") alleged that MoGas improperly included a purported acquisition premium associated with purchasing certain assets for the purpose of determining those rates. The FERC held that the issue did not need to be determined until MoGas filed its next rate case, which it was ordered to do within a certain period of time. The MPSC appealed that decision to the United States Court of Appeals for the District of Columbia, which reversed the FERC's decision and remanded the matter to the FERC on the limited issue of whether the premium was properly included in the initial rates. In the interim MoGas filed and settled the required rate case which noted that the outcome of the settlement could impact rates. The FERC continued to maintain that the purchase price of the assets could be included in the rate base. The MPSC petitioned the D.C Circuit for review of the FERC's orders. MoGas is an intervenor in that proceeding. On April 7, 2015, the DC Circuit Court of Appeals issued a ruling upholding the FERC's decision to allow MoGas to include the acquisition premium in their rate base for purposes of determining initial rates.

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
20. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
PORTFOLIO UPDATE
Sale of EIP
On April 1, 2015, the Company received a payment of $7.7 million pursuant to a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP, upon termination of the PNM Lease Agreement on April 1, 2015. Refer to Note 4, Leases, for additional discussion of the Purchase Agreement with PNM.
Black Bison
Due to reduced drilling activity in Black Bison WS’s area of operations, Black Bison WS requested, and the Company has granted, a waiver of certain financial covenants. One of those waivers will remain in place through December 31, 2015. In addition, the Company has not yet received the first amortization payment from Black Bison WS, which was due March 31, 2015. The Company has no reason to believe the notes receivable with Black Bison are not fully collectible as of March 31, 2015.
COMMON STOCK DIVIDEND DECLARATION
On April 29, 2015, our Board of Directors declared the 2015 first quarter dividend of $0.135 per share for CorEnergy common stock. The dividend is payable on May 29, 2015, to shareholders of record on May 15, 2015.
PREFERRED STOCK DIVIDEND DECLARATION

On April 29, 2015, our Board of Directors also declared a cash dividend of $0.635069444 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending March 31, 2015. The preferred stock dividend is payable on June 1, 2015 to shareholders of record on May 15, 2015.

MANAGEMENT AGREEMENT
On May 8, 2015, the Company entered into a new Management Agreement with Corridor, effective as of May 1, 2015 (the “New Management Agreement”), that replaced the prior Management Agreement. The following material terms of the prior Management Agreement, as described in our Annual Report on Form 10-K for the year ended December 31, 2014, are carried forward in the New Management Agreement:

•
Under the New Management Agreement, Corridor (i) presents the Company with suitable acquisition opportunities consistent with the investment policies and objectives of the Company, (ii) is responsible for the day-to-day operations of the Company, and (iii) performs such services and activities relating to the assets and operations of the Company as may be appropriate.

•
The terms of the New Management Agreement provide for a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s Managed Assets as of the end of each quarter. For purposes of the New Management Agreement, “Managed Assets” is determined in the same manner as under the prior Management Agreement, as described in Item 1 of our Annual Report on Form 10-K.

•
The New Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter, and requires that at least half of any incentive fees be reinvested in the Company’s common stock.

The New Management Agreement varies from the prior Management Agreement in three principal ways. First, the new agreement eliminates the ability of the independent directors to terminate the agreement for poor investment performance. However, the New Management Agreement gives a majority of the stockholders of the Company, or two-thirds of the independent directors, the ability to terminate the agreement for any reason on thirty (30) days’ prior written notice, so long as that notice is delivered with a termination payment equal to three times the base management fee and incentive fee paid to the manager in the last four quarters. Second, the New Management Agreement clarifies that the manager is to be reimbursed for all fees and travel expenses incurred by its staff while conducting business expected to benefit the Company. Finally, the New Management Agreement, which does not have a specific term, and will remain in place unless terminated by the Company or Corridor in the manner permitted pursuant to the agreement, deletes certain references to the Investment Company Act of 1940 that are no longer relevant to the Company. The foregoing description of the terms of the New Management Agreement is qualified in its entirety by reference to the full terms of such agreement, a copy of which is filed as an exhibit to this report.

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2014, such known risks and uncertainties include, without limitation:

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

BUSINESS OBJECTIVE
CorEnergy, the first publicly listed energy infrastructure REIT, primarily owns assets in the midstream and downstream U.S. energy sectors that perform utility-like functions, such as pipelines, storage terminals, and transmission and distribution assets. Our objective is to provide stockholders with a stable and growing cash dividend, supported by long-term contracted revenue from operators of our assets, primarily under triple-net participating leases. We believe our leadership team’s energy and utility expertise provides CorEnergy with a competitive advantage to own and acquire U.S. energy infrastructure assets in a tax-efficient, transparent, investor-friendly REIT.
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

RESULTS OF OPERATIONS
The results for the quarter ended March 31, 2015 are compared to the comparable quarter of the prior year. However, the results of the 2015 quarter should also be compared to the pro forma December 31, 2014 Results of Operations which gives effect to assumptions and adjustments for 2014 transactions described in our 2014 10-K Management's Discussion and Analysis of Financial condition and Results of Operations. Certain pro forma information for the quarter ended March 31, 2014 is included in Note 5 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.
We believe the Lease Revenue, Security Distributions, Financing Revenue and Operating Results overview presented below provides investors with information that will assist them in analyzing the operating performance of our leased assets, financing notes receivable, other equity securities and operating entities. As it pertains to other equity securities, the Company believes that net distributions received are indicative of the operating performance of the assets. Accordingly, we have included them in EBITDA, resulting in an Adjusted EBITDA metric.
As discussed in Note 4 to the Consolidated Financial Statements included in this report of Form 10-Q, the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s interest in the EIP leased asset upon termination of the PNM Lease Agreement on April 1, 2015. The following Results of Operations analysis includes Lease Revenue and Depreciation Expense related to the PNM Lease Agreement and the EIP leased asset.
Following is a comparison of lease revenues, security distributions, financing revenue and operating results, and expenses, for the three months ended March 31, 2015 and 2014:

	For The Three Months Ended
	March 31, 2015	March 31, 2014
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Leases:
Lease revenue	$7,336,101	$6,762,408
Other Equity Securities:
Net cash distributions received	248,949	496,316
Financing:
Financing revenue	660,392	25,619
Operations:
Sales revenue	2,341,655	3,259,530
Transportation revenue	3,649,735	—
Cost of sales	(1,248,330)	(2,707,358)
Transportation, maintenance and general and administrative	(991,608)	—
Operating expenses (excluding depreciation and amortization)	(206,360)	(222,741)
Net Operations (excluding depreciation and amortization)	3,545,092	329,431
Total Lease Revenue, Security Distributions, Financing Revenue and Operating Results	$11,790,534	$7,613,774
Expenses	(2,568,519)	(1,432,955)
Non-Controlling Interest attributable to Adjusted EBITDA Items	(969,987)	(956,414)
Preferred dividend requirements	$(737,500)	$—
Adjusted EBITDA attributable to Common Stockholders	$7,514,528	$5,224,405
Lease Revenue, Security Distributions, Financing Revenue and Operating Results
Our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, financing revenue from our loan agreements with Black Bison WS and Four Wood, and the operating results of MoGas and Omega. Total lease revenue, security distributions, financing revenue and operating results generated by our investments for the three months ended March 31, 2015, was approximately $11.8 million, compared to $7.6 million for the three months ended March 31, 2014.
Lease revenues for the three months ended March 31, 2015, increased $574 thousand compared to the prior year period, $470 thousand of which is attributable to the Portland Terminal Facility. The first quarter of 2015 included a full month of rent for January as compared to a partial month following the initial acquisition of the Portland Terminal Facility in January 2014, which accounts for $283 thousand of the increase over the prior year. The remaining $186 thousand represents the increase in base rents related to project-to-date completion of the planned construction projects at the Portland Terminal Facility. Additionally, lease revenues increased $85 thousand due to annual CPI escalations pursuant to the Pinedale Lease Agreement. The remaining $19 thousand increase is related to a commercial land lease acquired in connection with the acquisition of UPS. Included in lease revenue is $638 thousand related to the PNM Lease Agreement for the three months ended March 31, 2015 and 2014. On April 1, 2015, the Company received a payment of $7.68 million pursuant to a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP, upon termination of the PNM Lease Agreement on April 1, 2015. Refer to Note 4, Leases, for additional discussion of the Purchase Agreement with PNM.
Financing revenues for the three months ended March 31, 2015, increased $635 thousand compared to the prior year period primarily due to an increase in interest earned on the loans to Black Bison WS. Because the first of two loan agreements was executed March 13, 2014, the prior year period only included 18 days or $26 thousand of interest. In July 2014, we increased the commitment and fully funded the $15.3 million in loans to Black Bison WS, further increasing the financing revenue to $487 thousand for the first quarter of 2015. Additionally, we generated $164 thousand of financing revenue from the Four Wood loans which were executed on December 31, 2014.
The acquisition of MoGas in November 2014 contributed $2.7 million to Net Operations (excluding depreciation and amortization) by adding $3.6 million in transportation revenues. Transportation costs, maintenance and general and administrative expenses were approximately $992 thousand for the quarter ended March 31, 2015.
Cash distributions received from our equity securities for the three months ended March 31, 2015, were $249 thousand. The decrease of $247 thousand over the prior year period is due to the fact that the prior year period included cash distributions received from VantaCore which was sold during the fourth quarter of 2014. This is slightly offset by increased cash distributions received from our investment in Lightfoot. The Company anticipates 2015 cash distributions from our equity securities to be approximately $1.0 million.
Sales revenue, cost of sales, and operating expenses, excluding depreciation and amortization, related to Omega's natural gas operations for the three months ended March 31, 2015 and 2014, were $291 thousand and $329 thousand, respectively, before intercompany eliminations. Due to an approximate 40 percent decline in gas unit prices and a 3.5 percent decline in gas volumes, Omega's revenue declined $918 thousand versus the prior year period. The decline in gas unit prices also lead to an $845 thousand decrease in cost of goods sold associated with natural gas purchases. Additionally, our acquisition of MoGas resulted in an intercompany elimination of Omega's cost of sales against MoGas' transportation revenue. For the quarter ended March 31, 2015, approximately $594 thousand was eliminated in consolidation.
Expenses
Total expenses from operations for the three months ended March 31, 2015, was $2.6 million. The most significant components of the variance from the prior year period are outlined in the following table and explained below:

Expenses
	For The Three Months Ended
	March 31, 2015	March 31, 2014
Management fees	$1,171,974	$783,868
Acquisition and professional fees	1,241,955	415,345
Other expenses	154,590	233,742
Total	$2,568,519	$1,432,955
Management fees for the three months ended March 31, 2015 and 2014, were $1.2 million and $784 thousand respectively. Management fees are directly proportional to the asset base under management. As such, the increase is primarily due to the 2014 acquisition of the Portland Terminal Facility, the MoGas Transaction and various loan agreements executed last year.
Acquisition and professional fees for the three months ended March 31, 2015 and 2014, were $1.2 million and $415 thousand respectively. Acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio. During the first quarter of 2014, we closed two transactions, resulting in capitalization of the related acquisition costs. During the first quarter of 2015, costs incurred in the pursuit of potential assets have been expensed, resulting in an increase over the prior year quarter of $657 thousand. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular quarter may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early to mid-stages of due diligence. Professional fees also increased $170 thousand for the three months ended March 31, 2015, due to increases in legal, accounting and tax preparation costs related to the growth of our asset portfolio.

Other expenses totaled $155 thousand for the three months ended March 31, 2015. The decrease of $79 thousand as compared to the prior year period is primarily driven by a miscellaneous billing by MoGas that was recorded as an offset to expense.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA items presented above to exclude the portion attributable to Prudential's non-controlling interest, which totaled $970 thousand for the three months ended March 31, 2015, versus $956 thousand for the prior year period. The increase of $14 thousand is attributable to Prudential's proportionate share of Pinedale LP's $85 thousand increase in lease rentals partially offset by a $12 thousand increase in registration expense as compared to the prior year period.
Adjusted EBITDA Attributable to CorEnergy Stockholders
Adjusted EBITDA attributable to CorEnergy Stockholders for the three months ended March 31, 2015 and 2014, was $7.5 million and $5.2 million, respectively. As noted above, the increase in adjusted EBITDA is primarily related to $2.2 million contributed by MoGas and UPS which were acquired in November 2014. Increases in financing revenues and base rents contributed $1.2 million. These increases were offset by a $247 thousand decrease in distributions from our other equity securities as well as the new requirement for preferred dividends of $738 thousand and the increase in acquisition expense and professional fees.
The following table presents a reconciliation of Adjusted EBITDA to Income attributable to CorEnergy stockholders reported in the consolidated statements of income and comprehensive income:

	For The Three Months Ended
	March 31, 2015	March 31, 2014
Adjusted EBITDA attributable to Common Stockholders	$7,514,528	$5,224,405
Other Adjustments:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	371,323	(491,260)
Net realized and unrealized gain on securities, noncash portion	419,934	1,294,182
Depreciation & amortization	(4,048,832)	(3,146,978)
Interest expense, net	(1,147,272)	(826,977)
Non-controlling interest attributable to depreciation, amortization and interest expense	559,812	565,300
Income tax benefit (expense)	(320,365)	(513,513)
Income Attributable to Common Stockholders	$3,349,128	$2,105,159

Adjusted EBITDA per share (basic and diluted)	$0.16	$0.17
Net earnings per share (basic and diluted)	$0.07	$0.07
AFFO per share (basic and diluted)(1)	$0.15	$0.14
Book value per share (basic and diluted)(2)	$6.57	$7.01
(1) For a full reconciliation of AFFO per share (basic and diluted) to Income Attributable to CorEnergy Stockholders, see FFO/AFFO Reconciliation table presented herein.
(2) For the calculation of book value per share (basic and diluted), see Book Value Per Share table presented herein.

Net Distributions and Dividends Recorded as Income
The following table summarizes the breakout of net distributions and dividends reported as income (loss) on the income statement. The table begins with the gross cash distributions and dividend income received from our investment securities during the period. This amount is increased by cash distributions received in a prior period that were, at the time, deemed a return of capital and have been reclassified during the current period as income. Finally, a reduction is shown for cash distributions received in the current period that are deemed a return of capital and, as such, are not included in income received from investment securities. The portion of the distributions that are deemed to be return of capital in any period are based on estimates made at the time such distributions are received. These estimates may subsequently be revised based on information received from the portfolio company after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

Net Distributions and Dividends Recorded as Income
	For The Three Months Ended
	March 31, 2015	March 31, 2014
Gross distributions and dividends received from investment securities	$248,949	$496,316
Add:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	371,323	—
Less:
Distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	29,864	491,260
Net distributions and dividends recorded as income	$590,408	$5,056
Net Realized and Unrealized Gain on Securities
The decrease in realized and unrealized gain from other equity securities for the three months ended March 31, 2015 totaled $844 thousand, as compared to the prior year period. For the three months ended March 31, 2015, the Company recognized an unrealized gain on the fair value adjustment of our other equity securities of $791 thousand. Further, the characterization of distributions received from private investments is estimated based on prior year activity. After receiving the 2014 K-1s, which depict the Company's share of income and losses from the investment in the security, it was determined that $371 thousand of previously unrealized gain should be reclassified as dividend income.
Depreciation and Amortization
Depreciation expense increased $902 thousand for the three months ended March 31, 2015, as compared to the prior year period. $761 thousand of the increase is attributable to the newly acquired MoGas Pipeline System and $133 thousand is attributable to the newly acquired Portland Terminal Facility. Depreciation for Pinedale LGS, EIP and Omega remained relatively flat between the three months ended March 31, 2015, and the prior year period, as there were no major acquisitions or disposals of property, plant or equipment.
Interest Expense
Interest expense was approximately $1.1 million for the three months ended March 31, 2015, as compared to $827 thousand for the prior year period. The increase is attributable to interest incurred from the borrowing on the Regions Revolver Facility in connection with the MoGas Transaction and deferred debt costs associated with the KeyBank and Regions Revolver facilities.
Non-Controlling Interest Attributable to Depreciation, Amortization and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Non-controlling interest attributable to depreciation, amortization and interest expense items was $560 thousand and $565 thousand for the three months ended March 31, 2015 and 2014, respectively.

Net Income Attributable to CorEnergy Stockholders
Net income attributable to CorEnergy stockholders was $4.1 million for the three months ended March 31, 2015, as compared to $2 million for the prior year period. After deducting $738 thousand for the portion of preferred dividends declared on April 30, 2015, that are allocable to the current period, net income attributable to common stockholders was $3.3 million, or $0.07 per common share, for the three months ended March 31, 2015, as compared to $2.1 million, or $0.07 per common share, for the prior year period.
Book Value per Share
As of March 31, 2015, our equity increased by approximately $52 million to $362.5 million from $310.5 million as of December 31, 2014. This increase principally consisted of net proceeds from our January offering of preferred stock totaling approximately $54.2 million, net income attributable to CorEnergy stockholders for the three months ended March 31, 2015 of approximately $4.1 million, partially offset dividends paid of approximately $6.1 million.

Book Value Per Share
Analysis of Equity	March 31, 2015	December 31, 2014
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 and 0 issued and outstanding as of March 31, 2015, and December 31, 2014	$56,250,000	$—
Capital stock, non-convertible, $0.001 par value; 46,619,681 and 46,605,055 shares issued and outstanding at March 31, 2015, and December 31, 2014 (100,000,000 shares authorized)	46,619	46,605
Additional paid-in capital	306,036,447	309,950,440
Accumulated retained earnings	—	—
Accumulated other comprehensive income	177,195	453,302
Total CorEnergy Stockholders' Equity	362,510,261	310,450,347
Subtract: 7.375% Series A cumulative redeemable preferred stock	(56,250,000)	—
Adjusted CorEnergy Common Stockholders' Equity	306,260,261	310,450,347
Common shares outstanding	46,619,681	46,605,055
Book Value per Common Share	$6.57	$6.66
NAREIT FFO
FFO is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. As defined by the National Association of Real Estate Investment Trusts, NAREIT FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses of depreciable properties, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs) and after adjustments for unconsolidated partnerships, and noncontrolling interests. Adjustments for noncontrolling interests are calculated on the same basis. We define FFO attributable to common stockholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO attributable to common shareholders may differ from methods used by other REITs and, as such, may not be comparable.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
Due to the legacy investments that we hold, we have also historically presented a measure of FFO, to which we refer herein as FFO Adjusted for Securities Investments, derived by further adjusting NAREIT FFO for distributions received from investment securities, income tax expense, net, and net distributions and dividend income. Historically, we have labeled FFO Adjusted for Securities Investments as "FFO" in our periodic reports. Both NAREIT FFO and FFO Adjusted for Securities Investments are supplemental, non-GAAP financial measures.
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
We calculate NAREIT FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, in its March 1995 White Paper (as amended in November 1999 and April 2002) and FFO Adjusted for Securities Investment as NAREIT FFO with additional adjustments described above due to our legacy investments. This may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly may not be comparable to such other REITs. NAREIT FFO and FFO Adjusted for Securities Investments do not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations or other commitments and uncertainties. NAREIT FFO and FFO Adjusted for Securities Investments as historically reported by the Company should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
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
In light of the per share AFFO growth that we foresee in our operations, we are targeting 1 percent to 3 percent annual dividend growth. We can provide no assurances regarding our total return or annual dividend growth. See "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2014, for a discussion of the many factors that may affect our ability to make distributions at targeted rates, or at all.

The following table presents a comparison of NAREIT FFO, FFO Adjusted for Securities Investment and AFFO, for the three months ended March 31, 2015 and March 31, 2014:

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For The Three Months Ended March 31, 2015	For The Three Months Ended March 31, 2014
Net Income attributable to CorEnergy Stockholders	$4,086,628	$2,105,159
Less:
Preferred Dividend Requirements	737,500	—
Net Income attributable to Common Stockholders	3,349,128	2,105,159
Add:
Depreciation	4,033,490	3,131,637
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	411,455	411,455
NAREIT funds from operations (NAREIT FFO)	6,971,163	4,825,341
Add:
Distributions received from investment securities	248,949	496,316
Income tax expense, net	320,365	513,513
Less:
Net distributions and dividend income	590,408	5,056
Net realized and unrealized gain (loss) on other equity securities	449,798	1,294,182
Funds from operations adjusted for securities investments (FFO)	6,500,271	4,535,932
Add:
Transaction costs	672,747	16,217
Amortization of debt issuance costs	305,710	144,840
Amortization of deferred lease costs	15,342	15,341
Amortization of above market leases	72,987	72,984
Noncash costs associated with derivative instruments	(16,880)	(17,489)
Less:
EIP Lease Adjustment	542,809	542,809
Non-Controlling Interest attributable to AFFO reconciling items	23,284	23,170
Adjusted funds from operations (AFFO)	$6,984,084	$4,201,846

Weighted Average Common Shares	46,613,258	29,973,357
NAREIT FFO attributable to Common Stockholders	$0.15	$0.16
FFO attributable to Common Stockholders	$0.14	$0.15
AFFO attributable to Common Stockholders	$0.15	$0.14
NAREIT FFO
NAREIT FFO for the three months ended March 31, 2015 and 2014, totaled approximately $7.0 million and $4.8 million, respectively. NAREIT FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
FFO for the three months ended March 31, 2015 and 2014, totaled approximately $6.5 million and $4.5 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the three months ended March 31, 2015, by eliminating net realized and unrealized gain on other equity securities of approximately $450 thousand; adding distributions received from investment securities of approximately $249 thousand; and adding back income net tax expense of approximately $320 thousand. For the three months ended March 31, 2014, adjustments were made for noncash items impacting net income by eliminating a net realized and unrealized gain on other equity securities of approximately $1.3 million; adding distributions received from investment securities of approximately $496 thousand; and adding back income tax expense of approximately $514 thousand. For the three months ended March 31, 2015 and 2014, $69 thousand of net income is attributable to the PNM Lease Agreement. Included in the amount being added back to depreciation expense is $570 thousand of depreciation attributable to EIP leased asset for three months ended March 31, 2015 and 2014. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
AFFO
AFFO for the three months ended March 31, 2015 and 2014, totaled approximately $7.0 million and $4.2 million, respectively. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. This adjustment totals $543 thousand for the three months ended March 31, 2015 and 2014. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
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
For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 will be 20 percent. The Company elected to be taxed as a REIT for 2013 and subsequent years rather than a C corporation and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. A portion of our normal distributions in 2013 have been characterized for federal income tax purposes as a distribution of those earnings and profits from non-REIT years and have been treated as QDI. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution will be treated as QDI.
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
SEASONALITY
The Company's wholly-owned subsidiary, Omega, experiences a substantial amount of seasonality in gas sales. As a result, overall sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. While our wholly-owned subsidiary, MoGas, has stable revenues throughout the year, it will complete necessary pipeline maintenance during "non-heating" season, or quarters two and three. Due to the seasonal nature of Omega and MoGas, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of March 31, 2015, are included in Notes 3, 4, 5 and 6 in the Notes to the Consolidated Financial Statements included in this report. This section provides additional information concerning material developments related to our asset portfolio, including our remaining private equity securities, during the three months ended March 31, 2015.
Pinedale LGS
The 2015 annual adjustment for changes in the CPI (capped at 2 percent, annually) resulted in an increase in quarterly rent under the Pinedale Lease Agreement of $85 thousand. We are also eligible for a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the Pinedale LGS in a prior month. As of March 31, 2015, no variable rent based on throughput was due under the Pinedale Lease Agreement.
For the three months ended March 31, 2015, UPL reported net income of $25.2 million, a decrease of $76.5 million from the three months ended March 31, 2014.
Portland Terminal Facility
The base rent under the Portland Lease Agreement is expected to increase based on a percentage of specified construction costs incurred by LCP Oregon, estimated at $10 million. Assuming such improvements are completed, the base rent will increase by approximately $96 thousand per month. As of March 31, 2015, additional spending on terminal-related projects totaled approximately $7.8 million. Base rent as of March 31, 2015, was approximately $480 thousand, of which, $62.4 thousand represents the increase related to construction improvements. The base rent is not influenced by the flow of hydrocarbons. As of March 31, 2015, no variable rent based on throughput was due under the Portland Lease Agreement.
During February 2015, Arc Logistics Partners LP, agreed to acquire a crude unloading terminal and a 4-mile crude oil pipeline, the Joliet Terminal, which are in the final stage of construction in Joliet, Illinois and are expected to be complete in April 2015. The acquisition will not close until the Joliet Terminal becomes commercially operable. Once complete, the Joliet Terminal will have the capability to unload approximately 85 thousand barrels of crude oil per day, have approximately 300 thousand barrels of storage and a 4-mile pipeline connection to a common carrier crude oil pipeline. The facility will have rail and marine access and capabilities as well as more than 80 acres of land available for future expansion.
MoGas
MoGas, has a contingency arising from its certification proceeding before the FERC. On April 7, 2015, the DC Circuit Court of Appeals issued a ruling upholding the FERC's decision to allow MoGas to include the acquisition premium in their rate base for purposes of determining initial rates.
Black Bison Financing Notes Receivable
Due to reduced drilling activity in Black Bison WS’s area of operations, Black Bison WS requested, and the Company has granted, a waiver of certain financial covenants. One of those waivers will remain in place through December 31, 2015. In addition, the Company has not yet received the first amortization payment from Black Bison WS, which was due March 31, 2015. The Company has no reason to believe the notes receivable with Black Bison are not fully collectible as of March 31, 2015.
Eastern Interconnect Project
Through April 1, 2015, the EIP was leased to PNM under a triple-net lease. The EIP lease terminated on April 1, 2015, with the sale of the Company’s 40 percent undivided interest for cash of $7.7 million received on April 1, 2015.
Omega Pipeline
Omega Pipeline owns and operates a natural gas distribution system at the US Army's Fort Leonard Wood, in south central Missouri. Omega Pipeline serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. The Company provides financing to Omega Pipeline secured by Omega Pipeline's real property assets which allows for a maximum principal balance of $5.3 million. At March 31, 2015, and December 31, 2014, the principal balance outstanding was approximately $5.3 million.

Omega Pipeline's agreement with the Department of Defense ("DOD") was set to expire on January 31, 2015. On January 28, 2015, the DOD awarded Omega a six-month bridge extension of the current agreement for Omega to continue providing natural gas and gas distribution services until a new agreement is reached. On October 21, 2014, the DOD formally solicited qualifications and proposals from other parties that may be interested in providing the services Omega currently provides.  In this solicitation, the DOD stated that Omega is the owner of the distribution system, and that any interested party must have a feasible plan to either procure the existing system from Omega, partner with Omega, install a new natural gas distribution system or create another alternative to natural gas.  It also states that if no acceptable alternatives come forward, it is the DOD’s intent to award a new ten-year contract to Omega. Based on these statements from the DOD and its knowledge of the local market, Omega currently expects that an additional ten-year term will be agreed to by the DOD by the end of second quarter of 2015.
Private Security Assets
As of March 31, 2015, investments in securities of energy infrastructure companies represents approximately 2 percent of the Company’s total assets. Following is a summary of the fair values of the other equity securities that we held at March 31, 2015, as they compare to the fair values at December 31, 2014.

Fair Value of Other Equity Securities
Portfolio Company	Fair Value At March 31, 2015	Fair Value At December 31, 2014	$ Change	% Change
Lightfoot	$10,238,438	$9,217,181	$1,021,257	11.1%
Black Bison Warrant	125,000	355,000	(230,000)	(64.8)%
Total Other Equity Securities	$10,363,438	$9,572,181	$791,257	8.3%
Lightfoot
The fair value of Lightfoot as of March 31, 2015, increased approximately $1.0 million, or 11.1 percent, as compared to the valuation at December 31, 2014, primarily due to the change in value of Arc Logistics' publicly traded shares and a decrease in the Company's marketability discount. The Company received a first quarter distribution of approximately $246 thousand. ARCX is the publicly listed common unit trading symbol for Arc Logistics.
Based on the expected minimum quarterly distributions that Arc Logistics described in its IPO prospectus, preliminary budgets provided by Gulf LNG and ongoing discussions with Lightfoot’s management, the Company currently expects to receive distributions of approximately $1.0 million from Lightfoot during fiscal 2015, provided there are no reductions in the distributions to fund other uses of capital at Lightfoot. The Company expects distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics and Gulf LNG. However, both the ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG nor Lightfoot is under any obligation to make such distributions.  Accordingly, there can be no assurance that our expectations concerning 2015 distributions from Lightfoot will be realized.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2015, we had approximately $116.6 million available for future investment representing cash of $26.6 million plus revolver availability of $90.0 million.
There are acquisition opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets, supplemented with accretive equity issuance as needed, subject to current market conditions. We may invest in assets subject to greater leverage which could be both recourse and nonrecourse to us.
Cash Flows - Operating, Investing and Financing Activities
Cash Flows from Operating Activities
For the three months ended March 31, 2015, cash provided by operating activities totaled approximately $6.2 million, representing a decrease of $2.0 million as compared to the three months ended March 31, 2014. This decrease in the current year is primarily attributable to the January 2, 2014 receipt of nearly $4.3 million in lease payments (applicable to one quarter in arrears and five quarters in advance) in connection with the agreement to sell EIP to PNM on April 1, 2015. In the first quarter of 2015, MoGas provided approximately $3 million in cash, which was offset by a net increase in income taxes paid of approximately $475 thousand.

Cash Flows from Investing Activities
Net cash used in investing activities was $2.1 million for the three months ended March 31, 2015, as compared to net cash used in investing activities of $45.5 million for the three months ended March 31, 2014. In the first quarter of 2014 the Company deployed nearly $46 million in capital to acquire the Portland Terminal Facility and to fund the initial loan to Black Bison WS.
Cash Flows from Financing Activities
Net cash provided by financing activities was $15.0 million for the three months ended March 31, 2015, as compared to net cash provided by financing activities of $42.5 million for the three months ended March 31, 2014. The January 2015 preferred stock offering generated approximately $54.5 million in net proceeds. Approximately $32.2 million was used to pay the Regions Revolver balance and accrued interest, in full.
Revolving and Term Credit Facilities
Pinedale Facility
Pinedale LP has a $70.0 million secured term credit facility with KeyBank that provides for monthly payments of principal and interest. Outstanding balances under the credit facility generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent and is secured by the Pinedale LGS. Pinedale LP is obligated each month to pay all accrued interest as well as principal payments of $294 thousand. The KeyBank Term Facility will remain in effect through December 2015, with an option to extend through December 2016.
Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In December of 2012 we executed interest rate swap derivatives covering $52.5 million of notional value of the KeyBank Term Facility, to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. The interest rate swap derivatives executed in December of 2012 have remained in place and effectively fixes the rate of interest on $52.5 million of the KeyBank Term Facility at a base rate of 3.25 percent plus 0.865 percent.
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
On September 26, 2014, the company entered into a $30.0 million revolving credit facility with Regions Bank, then on November 24, 2014, increased the credit facility to $90.0 million in conjunction with the MoGas Transaction. There were no borrowings on the Regions Revolver between September 26, 2014 and November 24, 2014. The facility has a maturity of November 24, 2018. For the first six months, subsequent to the increase, the facility will bear interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. On and after May 24, 2015, the interest rate will be determined by a pricing grid where the applicable interest rate is anticipated to be LIBOR plus 2.75 percent to 3.50 percent, depending on the company's leverage ratio at such time. As of March 31, 2015, there was no outstanding balance on the Regions Revolver.
The Regions Revolver is secured by substantially all of the assets owned by the company and its subsidiaries other than (i) the assets held by Mowood, LLC, Omega Pipeline Company, Pinedale Corridor, LP and Pinedale, GP Inc. (the "Unrestricted Subs") and (ii) the equity investments in the Unrestricted Subs.
MoGas Credit Facility
In conjunction with the MoGas Transaction, MoGas Pipeline LLC and United Property systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and reborrow loans up to$3.0 million outstanding at any time. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver. As of March 31, 2015, there had been no borrowings against the MoGas Revolver. As of March 31, 2015, the co-borrowers are in compliance of all covenants of the MoGas Revolver.
Mowood/Omega Credit Facility
On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a Revolving Note Payable Agreement ("2014 Note Payable Agreement") with a financial institution, extending the maturity date to January 31, 2015. Then on January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015. The 2014 Note Payable Agreement has a maximum borrowing base of $1.5 million. Borrowings on the Note Payable are secured by Mowood’s assets. Interest accrues at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75 percent at March 31, 2015) and is payable monthly, with all outstanding principal and accrued interest payable on the termination date of July 31, 2015. The balance outstanding at March 31, 2015 was approximately $566 thousand. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. The 2014 Note Payable Agreement provides for an unused credit line fee of 20 basis points per month.
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
We were in compliance with all covenants at March 31, 2015.
Equity Offerings
We had a registration statement under the Securities Act of 1933, covering a proposed maximum aggregate offering price of $300.0 million of securities declared effective by the SEC on June 8, 2012. During the quarter ended March 31, 2015, we conducted the following equity offerings pursuant to such registration statement:

•
January 2015 - We issued 2,250,000 depositary shares, each representing 1/100th of a share of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock, pursuant to an underwritten public offering under our June 2012 shelf registration statement, resulting in gross proceeds of $56.3 million and net proceeds (after underwriting discount) of approximately $54.5 million, which were used to repay outstanding indebtedness under the Regions Revolver and for general corporate purposes.

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

•	DRIP Shares - In February we issued common stock under the Company’s dividend reinvestment plan that reduced availability under the January 2015 registration statement by approximately $68.2 thousand.
As of March 31, 2015, the remaining availability under our January 2015 shelf registration statement was approximately $299.9 million of maximum aggregate offering price of securities.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. These investing activities have generally been financed from the proceeds of our equity offerings as well as the term and credit facilities mentioned above. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. The following is our liquidity and capitalization as of the below noted dates:

Liquidity and Capitalization

	As of March 31, 2015	As of December 31, 2014
Cash and cash equivalents	$26,634,586	$7,578,164
Line of credit	$565,583	$32,141,277

Long-term debt (excluding current maturities)	62,650,000	63,532,000
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	56,250,000	—
Capital stock, non-convertible, $0.001 par value	46,619	46,605
Additional paid-in capital	306,036,447	309,950,440
Accumulated retained earnings	—	—
Accumulated other comprehensive income	177,195	453,302
CorEnergy equity	362,510,261	310,450,347
Total CorEnergy capitalization	$425,160,261	$373,982,347
As a result of the January 2015 Preferred offering and after paying off all principal and accrued interest on the Regions Revolver, we had a net increase in cash of $22.3 million, and $90.0 million undrawn availability on the Revolver as of March 31, 2015. We also have two additional lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $3.0 million and $1.5 million, respectively.
Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.
In December of 2015, the Pinedale LP KeyBank Term Facility will come to the end of the initial three year term. The facility does, however, provide the option to extend through December 2016. Currently it is our intent to extend the term date through December 2016. Our sources of liquidity as of March 31, 2015, to pay our 2015 commitments, include the amounts available under our revolving credit facilities of approximately $93.9 million and unrestricted cash on hand of $26.6 million.
We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2016 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Private Securities Investments
As of March 31, 2015, our only remaining securities investment was our investment in Lightfoot. For additional information concerning Lightfoot and related developments during 2015 please refer to the discussion presented above in this Item 2 under the heading “Asset Portfolio and Related Developments.”
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets and, to the extent compatible with our status as a REIT, equity enhancements to certain of our real property investments), and we intend to liquidate our remaining private securities investments in an orderly manner.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of March 31, 2015.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$66,178,000	$3,528,000	$62,650,000	$—	$—
Interest payments on long-term debt		2,251,053	1,610,408	—	—
Totals		$5,779,053	$64,260,408	$—	$—

The Company's revolving credit facilities and Mowood Note Payable are not included in the above table because they relate to indebtedness under a line of credit with no fixed repayment schedule. For additional information see Note 14 in the Notes to the Consolidated Financial Statements in this report. Fees paid to Corridor under the Management Agreement and the Administrative Agreement are not included because they vary as a function of the value of our total assets under management. For additional information see Note 11 in the Notes to the Consolidated Financial Statements in this report.
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the acquisition of the Pinedale LGS. The primary term of the credit facility is three years, with an option for a one-year extension. Under the KeyBank Term Facility, Pinedale LP is obligated to make monthly principal payments, which began in the second year of the term, equal to 0.42 percent of the $70 million loan outstanding. Interest accrues at a variable annual rate equal to LIBOR plus 3.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at March 31, 2015 (0.18 percent at March 31, 2015).
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
MAJOR TENANTS
As of March 31, 2015, the Company had three significant leases. The table below displays the impact of leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of March 31, 2015	As of December 31, 2014	For The Three Months Ended March 31, 2015	For The Three Months Ended March 31, 2014
Pinedale LGS	78.68%	79.17%	70.36%	75.07%
Portland Terminal Facility	17.93%	17.24%	20.68%	15.49%
Public Service of New Mexico (1)	2.87%	3.07%	8.70%	9.44%
(1) See additional discussion of the PNM lease under the heading EIP, below.
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
Ultra Petroleum is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason to doubt the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. Summary Consolidated Balance Sheets and Consolidated Statements of Operations for Ultra Petroleum are provided in Note 4 in the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.
Portland Terminal Facility
In January 2014, the Company entered into a triple-net lease with Arc Terminals for use of the Portland Terminal Facility, which is guaranteed by Arc Logistics. Arc Logistics has an equity market capitalization of approximately $250.6 million as of May 7, 2015, based on the number of common and subordinated units outstanding as of Arc Logistics’ Form 10-Q filed with the SEC on May 7, 2015. In view of the fact that this lease represents approximately 18 percent the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward.

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
EIP
Through March 31, 2015, EIP was leased to PNM under a triple-net lease. The EIP lease terminated on April 1, 2015, with the sale of the Company’s 40 percent undivided interest for cash of $7.7 million received on April 1, 2015. Please refer to Note 4 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended March 31, 2015, the sources of our stockholder distributions include lease and financing revenue from our real property assets and distributions from our investment securities. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
The Company paid its fourth quarter dividend of $0.13 per share on February 27, 2015.
On April 29, 2015, the Board of Directors declared the Company's 2015 first quarter dividend of $0.135 per share. The first quarter dividend is payable on May 29, 2015 to shareholders of record on May 15, 2015.
On April 29, 2015, the Board of Directors also declared the initial dividend of $0.635069444 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending March 31, 2015. The preferred stock dividend is payable on June 1, 2015 to shareholders of record on May 15, 2015.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of March 31, 2015, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2014.
As of March 31, 2015, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $10.4 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $633 thousand.
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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of March 31, 2015, we had $62.7 million in long-term debt (net of current maturities). The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2015, was comprised of $13.7 million under the KeyBank $70 million term credit facility after giving effect to our interest rate swap agreements. A 100 basis point increase in current LIBOR rates would result in an additional $36 thousand of interest expense for the three months ended March 31, 2015, while a 100 basis point decrease in current LIBOR rates would reduce interest expense for such period by $36 thousand. As of March 31, 2015, the fair value of our hedge derivative totaled approximately $28 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase net assets applicable to common shareholders by $1.3 million, while a decrease of 100 basis points would decrease net assets by $1.2 million as of March 31, 2015. See Note 15 of the notes to our consolidated financial statements included in this report for further information concerning quantitative valuations and the qualitative aspects of our use of interest rate hedge swaps to manage interest rate risk.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (our principal executive and principal financial officers, respectively), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On November 24, 2014, the Company completed its acquisition of MoGas Pipeline LLC (“MoGas”), at which time MoGas became a wholly owned subsidiary of the Company.  The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through March 31, 2015 and believes the internal controls and procedures of MoGas will have a material effect on the Company’s internal control over financial reporting.  See Note 5 “MoGas Transaction” to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.
The Company is currently in the process of evaluating the internal controls and procedures of MoGas.  Further, the Company is in the process of integrating MoGas operations.  The Company anticipates a successful integration of operations and internal controls over financial reporting.  Management will continue to evaluate its internal control over financial reporting as it executes integration activities, however, integration activities could materially affect the Company’s internal control over financial reporting in future periods.
Except for the MoGas Transaction, there were no other material changes in the Company’s internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company’s wholly owned subsidiary, MoGas, is involved in an ongoing matter arising from its certification proceeding before the FERC. As part of that proceeding, the FERC determined initial rates to be used by MoGas. The Missouri Public Service Commission (“MPSC”) alleged that MoGas improperly included a purported acquisition premium associated with purchasing certain assets for the purposes of determining those rates. The FERC held that the issue did not need to be determined until MoGas filed its next rate case. The MPSC appealed that decision to the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”), which reversed the FERC’s decision and remanded the matter to the FERC on the limited issue of whether the premium was properly included in the initial rates. In the interim, MoGas filed and settled the required rate case, which noted that the outcome of the settlement could impact certain rates in effect from June 1, 2008 to December 31, 2009 and after January 1, 2013. On March 31, 2013, the FERC issued an order confirming that the purchase price of the assets could be included in the rate base and initial rates were proper; it further reaffirmed this finding and denied MPSC’s petition for rehearing on September 19, 2013. On November 13, 2013, the MPSC petitioned the D.C. Circuit for review of the FERC’s March and September orders in MPSC v. FERC, Case No. 13-1278. MoGas is an intervenor in that proceeding. On April 7, 2015 the D.C. Circuit issued a ruling upholding the FERC's decision to allow MoGas to include the acquisition premium in their rate base for purposes of determining initial rates. Pursuant to the terms of the purchase agreement by which we acquired MoGas, in the event that MoGas is required to pay any damages as a result of any ruling, the seller has agreed to indemnify MoGas in full.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the three months ended March 31, 2015, that were not registered under the 1933 Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 8, 2015, the Company entered into a new Management Agreement with Corridor, effective as of May 1, 2015 (the “New Management Agreement”), that replaced the prior Management Agreement. The following material terms of the prior Management Agreement, as described in our Annual Report on Form 10-K for the year ended December 31, 2014, are carried forward in the New Management Agreement:

•
Under the New Management Agreement, Corridor (i) presents the Company with suitable acquisition opportunities consistent with the investment policies and objectives of the Company, (ii) is responsible for the day-to-day operations of the Company, and (iii) performs such services and activities relating to the assets and operations of the Company as may be appropriate.

•
The terms of the New Management Agreement provide for a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s Managed Assets as of the end of each quarter. For purposes of the New Management Agreement, “Managed Assets” is determined in the same manner as under the prior Management Agreement, as described in Item 1 of our Annual Report on Form 10-K.

•
The New Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.125 per share per quarter, and requires that at least half of any incentive fees be reinvested in the Company’s common stock.

The New Management Agreement varies from the prior Management Agreement in three principal ways. First, the new agreement eliminates the ability of the independent directors to terminate the agreement for poor investment performance. However, the New Management Agreement gives a majority of the stockholders of the Company, or two-thirds of the independent directors, the ability to terminate the agreement for any reason on thirty (30) days’ prior written notice, so long as that notice is delivered with a termination payment equal to three times the base management fee and incentive fee paid to the manager in the last four quarters. Second, the New Management Agreement clarifies that the manager is to be reimbursed for all fees and travel expenses incurred by its staff while conducting business expected to benefit the Company. Finally, the New Management Agreement, which does not have a specific term, and will remain in place unless terminated by the Company or Corridor in the manner permitted pursuant to the agreement, deletes certain references to the Investment Company Act of 1940 that are no longer relevant to the Company. The foregoing description of the terms of the New Management Agreement is qualified in its entirety by reference to the full terms of such agreement, a copy of which is filed as an exhibit to this report.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
3.3	Articles Supplementary, dated January 22, 2015, Establishing and Fixing the Rights and the Preferences of the Registrant's 7.375% Series A Cumulative Redeemable Preferred Stock (1)
4.2	Form of Stock Certificate of CorEnergy Infrastructure Trust, Inc.'s 7.375% Series A Cumulative Redeemable Preferred Stock (1)
10.2(b)	Management Agreement dated May 8, 2015, effective May 1, 2015 between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. is filed herewith.
12.1	Computation of Ratio of Earnings to Fixed Charges is filed herewith.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

(1) Incorporated by reference to the Registrant's Form 8-A, filed January 26, 2015.

CORENERGY INFRASTRUCTURE TRUST, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.
(Registrant)

By:	/s/ Rebecca M. Sandring
Rebecca M. Sandring
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer and Principal Financial Officer)

May 11, 2015

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)

May 11, 2015