Form 10-Q
period 2015-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2015-08-10
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
As of July 31, 2015, the registrant had 59,616,067 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2014.

GLOSSARY OF DEFINED TERMS

Certain of the defined terms used in this report are set forth below:

Administrative Agreement: The Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor.

Arc Logistics: Arc Logistics Partners LP (NYSE: ARCX)

Arc Terminals: Arc Terminals Holdings LLC, an indirect wholly-owned operating subsidiary of Arc Logistics

ASC: Accounting Standards Codification

Bbls: Standard barrel containing 42 U.S. gallons

BOEM: U.S. Federal Bureau of Ocean Management

BSEE: U.S. Federal Bureau of Safety and Environmental Enforcement

Code: the Internal Revenue Code of 1986, as amended

CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR)

CorEnergy BBWS: CorEnergy BBWS, Inc., a wholly-owned subsidiary of CorEnergy

Convertible Notes: the Company's 7.00% Convertible Senior Notes Due 2020

Corridor Bison: Corridor Bison, LLC a wholly-owned subsidiary of CorEnergy

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

Corridor MoGas: Corridor MoGas, Inc., a wholly-owned subsidiary of CorEnergy and the holding company of MoGas and UPS

CPI: Consumer Price Index

EIP: the Eastern Interconnect Project

Exchange Act: the Securities Exchange Act of 1934, as amended

EXXI: Energy XXI Ltd (NASDAQ: EXXI)

EXXI Tenant: Energy XXI GIGS Services, LLC, a wholly-owned operating subsidiary of EXXI that is the tenant under Grand Isle Corridor's triple-net lease of the Grand Isle Gathering System

EXXI USA: Energy XXI USA, Inc., a wholly owned subsidiary of EXXI and owner and operator of the Grand Isle Gathering System prior to its acquisition by Grand Isle Corridor

FASB: Financial Accounting Standards Board

FERC: Federal Energy Regulatory Commission

Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy

Four Wood Energy: Four Wood Energy Partners LLC, a wholly-owned subsidiary of Four Wood Capital Partners LLC

GAAP: U.S. generally accepted accounting principles

GIGS: the Grand Isle Gathering System, a subsea, midstream pipeline system located in the Gulf of Mexico, owned by Grand Isle Corridor, LP and triple-net leased to a wholly-owned subsidiary of Energy XXI Ltd

GOM: Gulf of Mexico

Grand Isle Corridor: Grand Isle Corridor, LP, an indirect wholly-owned subsidiary of the Company

Grand Isle Gathering System: a subsea pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities

Indenture: collectively, that certain Base Indenture, dated June 29, 2015, as supplemented by the related First Supplemental Indenture, dated as of June 29, 2015, between the Company and Computershare Trust Company, N.A., as Trustee for the Convertible Notes

IRS: U.S. Internal Revenue Service

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

LDCs: local distribution companies

Leeds Path West: Corridor Leads Path West, Inc., a wholly-owned subsidiary of CorEnergy

Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC

Management Agreement: the Management Agreement effective July 1, 2013, as amended effective January 1, 2014, between the Company and Corridor

New Management Agreement: the Management Agreement effective May 8, 2015, between the Company and Corridor

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

OCS: the Outer Continental Shelf

Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC

Omega Pipeline: Omega's natural gas distribution system in south central Missouri

Pinedale LGS: the Pinedale Liquids Gathering system, a system consisting of approximately 150 miles of pipelines with 107 receipt points and four above-ground central gathering facilities located in the Pinedale Anticline in Wyoming, owned by Pinedale LP and triple-net leased to a wholly-owned subsidiary of Ultra Petroleum

Pinedale Lease Agreement: the December 2012 agreement pursuant to which the Pinedale LGS assets are triple-net leased to a wholly owned subsidiary of Ultra Petroleum

Pinedale LP: Pinedale Corridor, LP

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

TRS: taxable REIT subsidiary

Ultra Petroleum: Ultra Petroleum Corp. (NYSE: UPL)

Ultra Wyoming: Ultra Wyoming LGS LLC, an indirect wholly-owned subsidiary of Ultra Petroleum

UPS: United Property Systems, LLC, an indirect wholly-owned subsidiary of CorEnergy

VIE: Variable Interest Entity

VantaCore: VantaCore Partners LP

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $24,695,831 and $19,417,025	$517,027,594	$260,280,029
Leased property held for sale, net of accumulated depreciation of $0 and $5,878,933	—	8,247,916
Property and equipment, net of accumulated depreciation of $4,288,676 and $2,623,020	121,174,286	122,820,122
Financing notes and related accrued interest receivable, net	21,033,590	20,687,962
Other equity securities, at fair value	10,099,805	9,572,181
Cash and cash equivalents	12,440,444	7,578,164
Accounts and other receivables	8,053,108	7,793,515
Intangibles and deferred costs, net of accumulated amortization of $2,975,892 and $2,271,080	4,267,094	4,384,975
Prepaid expenses and other assets	662,898	732,110
Goodwill	1,718,868	1,718,868
Total Assets	$696,477,687	$443,815,842
Liabilities and Equity
Current maturities of long-term debt	$3,528,000	$3,528,000
Long-term debt	173,030,500	63,532,000
Asset retirement obligation	12,152,096	—
Accounts payable and other accrued liabilities	3,789,615	3,935,307
Management fees payable	1,212,358	1,164,399
Income Tax Liability	292,214	—
Deferred tax liability	993,853	1,262,587
Line of credit	42,149,925	32,141,277
Unearned revenue	—	711,230
Total Liabilities	$237,148,561	$106,274,800
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 and 0 issued and outstanding as of June 30, 2015, and December 31, 2014	$56,250,000	$—
Capital stock, non-convertible, $0.001 par value; 59,611,472 and 46,605,055 shares issued and outstanding at June 30, 2015, and December 31, 2014 (100,000,000 shares authorized)	59,611	46,605
Additional paid-in capital	376,102,899	309,950,440
Accumulated other comprehensive income	195,397	453,302
Total CorEnergy Equity	432,607,907	310,450,347
Non-controlling Interest	26,721,219	27,090,695
Total Equity	459,329,126	337,541,042
Total Liabilities and Equity	$696,477,687	$443,815,842
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue
Lease revenue	$6,799,879	$7,065,677	$14,135,980	$13,828,085
Sales revenue	1,665,908	1,813,607	4,007,563	5,073,137
Financing revenue	668,904	139,728	1,329,296	165,347
Transportation revenue	3,546,979	—	7,196,714	—
Total Revenue	12,681,670	9,019,012	26,669,553	19,066,569
Expenses
Cost of sales (excluding depreciation expense)	569,958	1,384,998	1,818,288	4,092,356
Management fees	1,167,522	761,265	2,339,496	1,545,133
Acquisition expense and professional fees	416,591	286,246	1,658,546	701,591
Depreciation and amortization expense	3,495,986	3,220,253	7,544,818	6,367,231
Transportation, maintenance and general and administrative	1,076,352	—	2,067,960	—
Operating expenses	195,673	213,533	402,033	436,274
Other expenses	321,216	287,449	475,806	521,191
Total Expenses	7,243,298	6,153,744	16,306,947	13,663,776
Operating Income	$5,438,372	$2,865,268	$10,362,606	$5,402,793
Other Income (Expense)
Net distributions and dividend income	$193,410	$5,988	$783,818	$11,044
Net realized and unrealized gain on other equity securities	43,385	2,084,026	493,183	3,378,208
Interest expense	(1,126,888)	(819,360)	(2,274,160)	(1,646,337)
Total Other Income (Expense)	(890,093)	1,270,654	(997,159)	1,742,915
Income before income taxes	4,548,279	4,135,922	9,365,447	7,145,708
Taxes
Current tax expense	104,479	—	540,235	854,075
Deferred tax expense (benefit)	(153,342)	742,879	(268,733)	402,317
Income tax expense (benefit), net	(48,863)	742,879	271,502	1,256,392
Net Income	4,597,142	3,393,043	9,093,945	5,889,316
Less: Net Income attributable to non-controlling interest	412,004	387,135	822,179	778,249
Net Income attributable to CorEnergy Stockholders	$4,185,138	$3,005,908	$8,271,766	$5,111,067
Preferred dividend requirements	1,037,109	—	1,774,609	—
Net Income attributable to Common Stockholders	$3,148,029	$3,005,908	$6,497,157	$5,111,067

Net Income	$4,597,142	$3,393,043	$9,093,945	$5,889,316
Other comprehensive income:
Changes in fair value of qualifying hedges attributable to CorEnergy stockholders	18,202	(270,838)	(257,905)	(341,458)
Changes in fair value of qualifying hedges attributable to non-controlling interest	4,256	(63,324)	(60,299)	(79,835)
Net Change in Other Comprehensive Income	$22,458	$(334,162)	$(318,204)	$(421,293)
Total Comprehensive Income	4,619,600	3,058,881	8,775,741	5,468,023
Less: Comprehensive income attributable to non-controlling interest	416,260	323,811	761,880	698,414
Comprehensive Income attributable to CorEnergy Stockholders	$4,203,340	$2,735,070	$8,013,861	$4,769,609
Earnings Per Common Share:
Basic	$0.07	$0.10	$0.14	$0.17
Diluted	$0.06	$0.10	$0.14	$0.17
Weighted Average Shares of Common Stock Outstanding:
Basic	47,618,765	31,637,568	47,118,789	30,810,060
Diluted	49,317,067	31,637,568	47,972,632	30,810,060
Dividends declared per share	$0.135	$0.129	$0.265	$0.254
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount	Warrants
Balance at December 31, 2013	24,156,163	$24,156	$—	$1,370,700	$173,441,019	$777,403	$1,580,062	$28,348,030	$205,541,370
Net Income	—	—	—	—	—	—	7,013,856	1,556,157	8,570,013
Net change in cash flow hedges	—	—	—	—	—	(324,101)	—	(75,780)	(399,881)
Total comprehensive income	—	—	—	—	—	(324,101)	7,013,856	1,480,377	8,170,132
Net offering proceeds from issuance of common stock	22,425,000	22,425	—	—	141,702,803	—	—	—	141,725,228
Dividends	—	—	—	—	(6,734,166)	—	(8,593,918)	—	(15,328,084)
Common stock issued under director's compensation plan	4,027	4	—	—	29,996	—	—	—	30,000
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(2,737,712)	(2,737,712)
Reinvestment of dividends paid to stockholders	19,865	20	—	—	140,088	—	—	—	140,108
Warrant expiration	—	—	—	(1,370,700)	1,370,700	—	—	—	—
Balance at December 31, 2014	46,605,055	46,605	—	—	309,950,440	453,302	—	27,090,695	337,541,042
Net income	—	—	—	—	—	—	8,271,766	822,179	9,093,945
Net change in cash flow hedges	—	—	—	—	—	(257,905)	—	(60,299)	(318,204)
Total comprehensive income	—	—	—	—	—	(257,905)	8,271,766	761,880	8,775,741
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	56,250,000	—	(2,039,524)	—	—	—	54,210,476
Net offering proceeds from issuance of common stock	12,937,500	12,938	—	—	73,242,135	—	—	—	73,255,073
Series A preferred stock dividends	—	—	—	—	—	—	(1,428,906)	—	(1,428,906)
Common stock dividends	—	—	—	—	(5,510,616)	—	(6,842,860)	—	(12,353,476)
Common stock issued under director's compensation plan	8,794	8	—	—	59,992	—	—	—	60,000
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(1,131,356)	(1,131,356)
Reinvestment of dividends paid to common stockholders	60,123	60	—	—	400,472	—	—	—	400,532
Balance at June 30, 2015 (Unaudited)	59,611,472	$59,611	$56,250,000	$—	$376,102,899	$195,397	$—	$26,721,219	$459,329,126
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Operating Activities
Net Income	$9,093,945	$5,889,316
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(268,734)	402,318
Depreciation and amortization	8,216,190	6,802,882
Net distributions and dividend income, including recharacterization of income	(371,323)	—
Net realized and unrealized gain on other equity securities	(493,183)	(3,378,208)
Unrealized gain on derivative contract	(34,529)	(34,932)
Common stock issued under directors compensation plan	60,000	—
Changes in assets and liabilities:
Decrease in accounts and other receivables	22,280	563,997
Increase in financing note accrued interest receivable	(342,874)	—
Increase in prepaid expenses and other assets	(198,215)	(94,053)
Increase in management fee payable	47,959	—
Decrease in accounts payable and other accrued liabilities	(702,221)	(366,777)
Increase in current income tax liability	292,214	421,887
Increase (decrease) in unearned revenue	(711,230)	2,133,686
Net cash provided by operating activities	$14,610,279	$12,340,116
Investing Activities
Proceeds from sale of leased property held for sale	7,678,246	—
Acquisition expenditures	(249,925,974)	(43,536,044)
Purchases of property and equipment	(19,820)	—
Increase in financing notes receivable	(39,248)	(4,299,356)
Return of capital on distributions received	55,009	832,744
Net cash used in investing activities	$(242,251,787)	$(47,002,656)
Financing Activities
Debt financing costs	(132,041)	(220,000)
Net offering proceeds on Series A preferred stock	54,210,476	—
Net offering proceeds on common stock	73,431,411	45,624,563
Net offering proceeds on convertible debt	111,262,500	—
Dividends paid on Series A preferred stock	(1,428,906)	—
Dividends paid on common stock	(11,952,944)	(7,039,176)
Distributions to non-controlling interest	(1,131,356)	(1,421,562)
Advances on revolving line of credit	45,072,666	2,535,671
Payments on revolving line of credit	(35,064,018)	(2,617,606)
Principal payments on credit facility	(1,764,000)	(1,176,000)
Net cash provided by financing activities	$232,503,788	$35,685,890
Net Change in Cash and Cash Equivalents	$4,862,280	$1,023,350
Cash and Cash Equivalents at beginning of period	7,578,164	17,963,266
Cash and Cash Equivalents at end of period	$12,440,444	$18,986,616
Supplemental information continued on next page.
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued from previous page.

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,734,846	$1,399,619
Income taxes paid (net of refunds)	$(2,999)	$432,187

Non-Cash Operating Activities
Change in accounts payable and accrued expenses related to prepaid assets and other expense	$16,248	$—

Non-Cash Investing Activities
Change in accounts payable and accrued expenses related to intangibles and deferred costs	$297,831	$—
Change in accounts payable and accrued expenses related to acquisition expenditures	$(51,699)	$627,970
Change in accounts payable and accrued expenses related to issuance of financing and other notes receivable	$(39,248)	$—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of common equity	$176,338	$—
Change in accounts payable and accrued expenses related to debt financing costs	$157,059	$(220,000)
Reinvestment of distributions by common stockholders in additional common shares	$400,532	$61,329
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
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
Taxable REIT subsidiaries hold our securities portfolio, operating businesses and certain financing notes receivable as follows:

•	Corridor Public Holdings, Inc. and its wholly-owned subsidiary Corridor Private Holdings, Inc, hold our securities portfolio.

•	Mowood Corridor, Inc. and its wholly-owned subsidiary, Mowood, LLC, which is the holding company for one of our operating companies, Omega Pipeline Company, LLC.

•	Corridor MoGas, Inc. holds two other operating companies, MoGas Pipeline, LLC ("MoGas") and United Property Systems, LLC.

•	CorEnergy BBWS, Inc., Corridor Private and Corridor Leeds Path West, Inc. hold financing notes receivable.
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
Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2014, filed with the SEC on March 16, 2015.
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
Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired in a business combination. Refer to Note 5 for further details. The company will review goodwill for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess. No impairment write-downs were recognized during the six months ended June 30, 2015 and 2014.
F. Earnings Per Share – Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of net loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of shares issuable upon conversion of the convertible notes calculated using the if-converted method. See paragraph (N) below.
G. Investment Securities – The Company’s investments in securities are classified as other equity securities and represent interests in private companies which the Company has elected to report at fair value under the fair value option.
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
H. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination fees. The Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectibility of those balances.  Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. If the Company does determine impairment exists, the amount deemed uncollectible is expensed in the period of determination. The financing notes receivable are discussed more fully in Note 6.
I. Lease Receivable – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees, as discussed within Note 4. Lease receivables may also represent timing differences between straight-line revenue recognition and contractual lease receipts. Lease payments by our tenants have remained timely and without lapse.
J. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At June 30, 2015, and December 31, 2014, the Company determined that an allowance for doubtful accounts was not necessary.
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
M. Asset Retirement Obligations – In accordance with ASC 410-20, Asset Retirement Obligations, we recognized an asset retirement obligation (ARO) in conjunction with the acquisition of the GIGS. This obligation existed prior to the purchase of the GIGS asset and we stepped into the seller's responsibility. The liability was initially measured at fair value using a discounted cash flow model, and will be subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. A corresponding asset retirement cost has been capitalized as part of the carrying amount of the related long-lived assets and will be amortized over the asset's remaining useful life. The useful lives of most pipeline gathering systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Indeterminate asset retirement obligation costs will be recognized in the period in which sufficient information exists to reasonably estimate potential settlement dates and methods.

N. Convertible Debt – In accordance with ASC 470, Debt ("ASC 470") the company records its Convertible Senior Notes at the aggregate principal amount, less discount. We are amortizing the debt discount over the life of the convertible notes as additional non-cash interest expense utilizing the effective interest method. Refer to Note 15 for additional information.
O. Revenue Recognition – Specific recognition policies for the Company’s revenue items are as follows:

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

•
Transportation revenue – MoGas generates revenue from natural gas transportation and recognizes that revenue on firm contracted capacity over the contract period regardless of whether the contracted capacity is used. For interruptible or volumetric based transportation, revenue is recognized when physical deliveries of natural gas are made at the delivery point agreed upon by both parties.

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

P. Cost of Sales – Included in the Company’s cost of sales are the amounts paid for gas and propane, along with related transportation, which are delivered to customers, as well as, the cost of material and labor related to the expansion of the Omega natural gas distribution system.
Q. Transportation, maintenance and general and administrative – These expenses are incurred both internally and externally. The internal expenses relate to system control, pipeline operations, maintenance, insurance and taxes. Other internal expenses include payroll cost for employees associated with gas control, field employees, the office manager and the vice presidents of operations and finance. The external costs consist of professional services such as audit and accounting, legal and regulatory and engineering.
R. Asset Acquisition Expenses – Costs incurred in connection with the research of real property acquisitions not expected to be accounted for as business combinations are expensed until it is determined that the acquisition of the real property is probable. Upon such determination, costs incurred in connection with the acquisition of the property are capitalized as described in paragraph (D) above. Deferred costs related to an acquisition that we have determined, based on our judgment, not to pursue are expensed in the period in which such determination is made.
S. Offering Costs – Offering costs related to the issuance of common or preferred stock are charged to additional paid-in capital when the stock is issued.
T. Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and amortized into interest expense over the debt term. See Note 14 for further discussion.
U. Distributions to Stockholders – Distributions to both common and preferred stockholders are determined by the Board of Directors. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors.

V. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

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

W. Federal and State Income Taxation – In 2013 we qualified, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.
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
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the six months ended June 30, 2015, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
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
X. Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. The Company elected early adoption of the standard and the effects of applying the revised guidance did not have a material effect on the consolidated financial statements and related disclosures. Refer to Note 3 for further information.

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers." ASU No. 2014-09 adds to the FASB ASC by detailing new guidance in order to make a more clarified set of principles for recognizing revenue from customer contracts. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 (though the FASB has not issued the new ASU revising the effective date). Upon that issuance, ASU 2014-09 would be effective for us beginning January 1, 2018. We are continuing to evaluate this guidance, however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
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
In February 2015, the FASB issued ASU No. 2015-02 "Consolidation (Topic 810), Amendments to the Consolidation Analysis." ASU 2015-02 is aimed at asset managers, however, it will also have an effect on all reporting entities that have variable interests in other legal entities. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren't considered variable interest entities but will be considered VIE's under the new guidance if they have a variable interest in those entities. At the very least, reporting entities will need to re-evaluate their consideration conclusions and potentially revise their documentation. For public companies, ASU No. 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those years using either a retrospective or a modified retrospective approach. Early adoption is permitted. Management is in the process of evaluating this amendment and does not expect adoption to have a material impact on the Company's consolidated financial statements.
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
3. LEASED PROPERTIES
Grand Isle Gathering System
On June 23, 2015, we (i) completed a follow-on equity offering of 12,937,500 shares of common stock that generated $73.5 million in proceeds net of underwriting discounts, (ii) completed a new issue of convertible debt in an underwritten public offering that generated $111.3 million in proceeds net of underwriting discounts, and (iii) drew approximately $42 million under our existing Senior Credit Facility. Concurrently, our subsidiary, Grand Isle Corridor, LP ("Grand Isle Corridor"), used the net proceeds from the offerings and the advance under our Senior Credit Facility to close on a Purchase and Sale Agreement to acquire the Grand Isle Gathering System (the "GIGS"), a subsea, midstream pipeline system in the Gulf of Mexico from a subsidiary of Energy XXI Ltd ("EXXI") for $245 million, the assumption of asset retirement obligation liabilities of approximately $12.2 million, asset acquisition costs of approximately $1.9 million and deferred lease costs of approximately $298 thousand, for a total consideration of $259.3 million. Grand Isle Corridor, LP also entered into a long-term triple-net lease agreement relating to the use of the GIGS with Energy XXI GIGS Services, LLC, a wholly owned operating subsidiary of EXXI.
Physical Assets
The GIGS includes 153 miles of offshore pipeline in the Gulf of Mexico that connects to seven producing fields, six of which are operated by EXXI and one by ExxonMobil, and includes a 16-acre onshore terminal and saltwater disposal system consisting of four storage tanks, a saltwater disposal facility with three injection wells, and associated pipelines, land, buildings and facilities. Of the seven oil fields that connect to the Grand Isle Gathering System, four are among the top 15 producing oil fields in the Gulf of Mexico shelf as ranked by total cumulative oil production to date—the West Delta 30, West Delta 73, Grand Isle 16/22 and South Pass 89. As of March 31, 2015, the Grand Isle Gathering System transported approximately 60,000 Bbls/d (18,000 oil and 42,000 water) with total capacity of 120,000 Bbls/d. Five other shippers utilize the GIGS for transportation of oil to onshore sales points and transportation of produced water for disposal onshore.

The asset will be depreciated for book purposes over an estimated useful life of 30 years.
See Note 4 for further information regarding the Grand Isle Lease Agreement (as defined therein).
Pinedale LGS
Our subsidiary, Pinedale Corridor, LP ("Pinedale LP"), owns a system of gathering, storage, and pipeline facilities (the "Pinedale LGS"), with associated real property rights in the Pinedale Anticline in Wyoming.
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
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for each of the three-month periods ended June 30, 2015 and 2014, was $2.2 million, and for each of the six-month periods ended June 30, 2015 and 2014, was $4.3 million.
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
At the acquisition date we anticipated funding an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: i) upgrade a portion of the existing storage assets; ii) enhance existing terminal infrastructure; and iii) develop, design, engineer and construct throughput expansion opportunities. As of June 30, 2015, additional spending on terminal-related projects totaled approximately $8.8 million.
The asset is depreciated for book purposes over an estimated useful life of 30 years. The amount of depreciation recognized for the leased property for the three months ended June 30, 2015 and 2014, was $422 thousand and $347 thousand, respectively, and for the six months ended June 30, 2015 and 2014, was $829 thousand and $621 thousand, respectively.
See Note 4 for further information regarding the Portland Lease Agreement related to the Portland Terminal Facility assets.

LEASED PROPERTY HELD FOR SALE
Eastern Interconnect Project (EIP)
Physical Assets
On November 1, 2012, the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP upon termination of the PNM Lease Agreement on April 1, 2015. Upon termination, the Company received $7.7 million for its undivided interest, resulting in no gain or loss being recorded during the three-month period ended June 30, 2015. For further information regarding the Purchase Agreement with PNM and the PNM Lease Agreement related to the EIP transmission assets, see Note 4.
The EIP transmission assets are utilized by the lessee to move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolt (unaudited) transmission lines, towers, easement rights, converters and other grid support components. Originally, the assets were depreciated for book purposes over an estimated useful life of 20 years. Pursuant to the Purchase Agreement discussed in Note 4, the Company reevaluated the residual value used to calculate its depreciation of EIP, and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expenses beginning in November of 2012 through the expiration of the lease on April 1, 2015.
The amount of depreciation expense related to the EIP leased property for the three months ended June 30, 2015 and 2014, was $0 and $570 thousand, respectively, and for the six months ended June 30, 2015 and 2014, was $570 thousand and $1.1 million, respectively.
EIP Leased Property Held for Sale consists of the following:

EIP Leased Property Held for Sale
	June 30, 2015	December 31, 2014
Leased asset	$—	$14,126,849
Less: accumulated depreciation	—	(5,878,933)
Net leased asset held for sale	$—	$8,247,916
4. LEASES
As of June 30, 2015, the Company had three significant leases. The table below displays the impact of the Company's most significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of	As of	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	December 31, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Pinedale LGS	40.26%	79.17%	75.90%	71.85%	73.02%	73.42%
Grand Isle Gathering System (1)	50.10%	—	—	—	—	—
Portland Terminal Facility	9.37%	17.24%	23.82%	19.12%	22.19%	17.35%
Public Service of New Mexico (2)	—	3.07%	—	9.03%	4.52%	9.23%

(1)
The Grand Isle Gathering System acquisition closed on June 30, 2015, with the first monthly rental payment due July 1, 2015. Although the asset has been included in Leased Properties, no rental income has been included for the period.

(2)	The Public Service of New Mexico lease terminated on April 1, 2015. See additional discussion of the PNM lease under the heading Lease of Property Held for Sale, below.

Grand Isle Gathering System
Grand Isle Corridor, LP entered into a long-term triple-net lease agreement on June 30, 2015, relating to the use of the GIGS (the “Grand Isle Lease Agreement”) with Energy XXI GIGS Services, LLC (the "EXXI Tenant"). The Grand Isle Lease Agreement has an initial eleven-year term and may be extended for one additional term equal to the lesser of nine years or 75 percent of the expected remaining useful life of the GIGS. The EXXI Tenant’s obligations under the lease agreement are guaranteed by EXXI, and CorEnergy guarantees the obligations of Grand Isle Corridor. During the initial term, the EXXI Tenant will make variable minimum monthly rental payments that are initially $2.6 million in year one, increase to a maximum of $4.2 million in year seven and decline to $3.5 million in year eleven. In addition, the EXXI Tenant will pay variable rent payments based on a ten percent participation above a pre-defined threshold, which will be calculated monthly on the volumes of EXXI oil that flow through the

GIGS, multiplied by the average daily closing price of crude oil for the applicable calendar month. Variable rent will be capped at 39 percent of the total rent for each month. Tangible assets, excluding land, will be depreciated over the 30-year depreciable life of the leased property with associated depreciation expense expected to be approximately $8.6 million annually beginning July 1, 2015.
As of June 30, 2015, and December 31, 2014, approximately $298 thousand and $0, respectively, of net deferred lease costs related to the GIGS are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 11-year life of the Grand Isle Lease Agreement. For each of the three and six months ended June 30, 2015 and 2014, $0 is included in amortization expense within the Consolidated Statements of Income.
In view of the fact that EXXI leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on the Company's results of operations going forward.
EXXI is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of EXXI can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EXXI, but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.
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
As of June 30, 2015, and December 31, 2014, approximately $699 thousand and $727 thousand , respectively, of net deferred lease costs are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15-year life of the Pinedale Lease Agreement. For each of the three months ended June 30, 2015 and 2014, $14 thousand and for each of the six-month periods ended June 30, 2015 and 2014, $28 thousand is included in amortization expense within the Consolidated Statements of Income.
The assets comprising the Pinedale LGS include real property and land rights to which the purchase consideration was allocated based on relative fair values and equaled $122.3 million and $105.7 million, respectively, at the time of acquisition.  Beginning in December 2012, the real property and land rights are being depreciated over the 26-year life of the related land lease. In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on the Company's results of operation going forward.
Ultra Petroleum is currently subject to the reporting requirements Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov (NYSE: UPL). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason to doubt the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.

Portland Terminal Facility
LCP Oregon entered into the Portland Lease Agreement on January 21, 2014. Arc Logistics has guaranteed the obligations of Arc Terminals under the Portland Lease Agreement. The Portland Lease Agreement grants Arc Terminals substantially all authority to operate the Portland Terminal Facility. During the initial fifteen-year term, Arc Terminals will make base monthly rental payments as well as variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility in the prior month in excess of a designated threshold of 12,500 barrels per day of oil equivalent. Variable rent is capped at 30 percent of total rent each month, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity.
Base rent as of June 30, 2015, had increased to $500 thousand per month due to approximately $8.8 million in completed construction projects at the Portland Terminal Facility. Total planned construction was estimated at inception to be $10 million (unaudited). During the three and six months ended June 30, 2015, $229 thousand and $402 thousand, respectively, in incremental base rent was received due to construction completed as of the current quarter end.
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
Arc Logistics is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Arc Logistics can be found on the SEC's web site at www.sec.gov (NYSE: ARC). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Arc Logistics but has no reason to doubt the accuracy or completeness of such information. In addition, Arc Logistics has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of Arc Logistics that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
The future contracted minimum rental receipts for all net leases as of June 30, 2015, are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2015	$29,088,822
2016	59,382,645
2017	60,758,145
2018	60,966,145
2019	63,292,115
Thereafter	520,734,682
Total	$794,222,554
Lease of Property Held for Sale
Public Service Company of New Mexico ("PNM")
The EIP leased asset held for sale was leased on a triple-net basis through April 1, 2015, (the "PNM Lease Agreement") to PNM, an independent electric utility company serving approximately 500 thousand customers (unaudited) in New Mexico. PNM is a subsidiary of PNM Resources Inc. (NYSE: PNM) ("PNM Resources").
At the time of acquisition, the lease payments under the PNM Lease Agreement were determined to be above market rates for similar leased assets and the Company recorded an intangible asset of $1.1 million for this premium which was amortized as a reduction to lease revenue over the lease term. See Note 13 below for further details of the intangible asset.
On November 1, 2012, the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP upon termination of the PNM Lease Agreement on April 1, 2015, for $7.7 million. Upon execution of the Agreement, the schedule of the lease payments under the PNM Lease Agreement was changed so that the last scheduled semi-annual lease payment was received by the Company on October 1, 2012. Additionally, PNM's remaining basic lease payments due to the Company were accelerated. The semi-annual payments of approximately $1.4 million that were originally scheduled to be paid on April 1, and October 1, 2013, were received by the Company on November 1, 2012. The three remaining lease payments due April 1, 2014, October 1, 2014, and April 1, 2015, were paid in full on January 2, 2014. For the three months ended June 30, 2015 and 2014, revenue of $0 and $638 thousand, respectively, and for the six months ended June 30, 2015 and 2014, revenue of $638 thousand and $1.3 million, respectively, is included in lease revenue within the Consolidated Statements of Income.
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
5. MOGAS TRANSACTION
On November 24, 2014, our wholly owned taxable REIT subsidiary, Corridor MoGas, executed a Purchase Agreement (the “MoGas Purchase Agreement”) with Mogas Energy, LLC (“Seller”) to acquire all of the equity interests of two entities, MoGas Pipeline, LLC ("MoGas") and United Property Systems, LLC ("UPS") (collectively, the "MoGas Transaction"). MoGas is the owner and operator of an approximately 263 mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri. The pipeline system, regulated by FERC, delivers natural gas to both investor-owned and municipal local distribution systems and has eight firm transportation customers. The pipeline system receives natural gas at three receipt points and delivers that natural gas at 22 delivery points. UPS owns 10.28 acres of real property that includes office and storage space which is leased to MoGas. A portion of that land is also leased to an operator of a small cement plant owned by a third party. The combined purchase price of MoGas and UPS was $125 million, funded by a combination of equity proceeds and revolving credit facility, as further discussed in Note 14 to these Consolidated Financial Statements.
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
Pro Forma Financial Information
For comparative purposes, the following table illustrates the effect on the Consolidated Statements of Income and Comprehensive Income as well as earnings per share - basic and diluted as if the Company had consummated the MoGas Transaction as of January 1, 2014:

	Three months ended June 30, 2014	Six months ended June 30, 2014
Total Revenue (1)	$13,328,988	$26,657,976
Total Expenses (2)	8,935,739	17,871,478
Operating Income	4,393,249	8,786,498
Other Income (Expense) (3)	(999,479)	(1,998,958)
Tax Benefit (Expense) (4)	160,326	320,652
Net Income	3,554,096	7,108,192
Less: Net Income attributable to non-controlling interest	387,135	778,249
Net Income attributable to CORR Stockholders	$3,166,961	$6,329,943
Earnings per share:
Basic and Diluted	$0.07	$0.14
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted (5)	46,587,568	45,760,060

(1)	Includes elimination adjustments for intercompany sales and rent.

(2)	Includes adjustments for an increase in management fee payable, elimination of intercompany purchases and rent, depreciation, and other miscellaneous expenses.
(3) Includes adjustments for interest expense and other miscellaneous income.
(4) Includes an adjustment for a deferred tax benefit.
(5) Shares outstanding were adjusted for the November 17, 2014, follow-on equity offering mentioned above.
6. FINANCING NOTES RECEIVABLE
Black Bison Financing Note Receivable
On March 13, 2014, our wholly-owned subsidiary, Corridor Bison, entered into a Loan Agreement with Black Bison Water Services, LLC ("Black Bison WS"). Black Bison WS's initial loan draw in the amount of $4.3 million was used to acquire real property in Wyoming and to pay loan transaction expenses. Corridor Bison agreed to loan Black Bison WS up to $11.5 million (the "Black Bison Loan") to finance the acquisition and development of real property that will provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry.
On July 23, 2014, the Company increased its secured financing to Black Bison WS from $11.5 million to $15.3 million. The Company executed an amendment to the Loan Agreement to increase the loan to $12 million, and entered into an additional loan for $3.3 million from a taxable REIT subsidiary of the Company, CorEnergy BBWS, on substantially the same terms (the "TRS Loan" and, together with the Black Bison Loan, as amended, the "Loans"). The purpose of the increase in the secured financing was to fund the acquisition and development of real property and related equipment to provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. There were no other material changes to the terms of the loan agreement. In connection with the Amendment and the TRS Loan, the Company fully funded the remainder of the $15.3 million capacity of the combined Loans.
Interest initially accrues on the outstanding principal amount of both Loans at an annual base rate of 12 percent, which base rate will increase by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Loans will bear variable interest calculated as a function of the increase in volume of water treated by Black Bison WS during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum. The Loans mature on March 31, 2024 and are amortized by quarterly payments which were set to begin on March 31, 2015. The Loans are secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Loans are also guarantied by all affiliates of Black Bison WS and further secured by all assets of those guarantors.
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

Corridor Bison assigned to CorEnergy BBWS its rights and obligations in the Warrant dated March 13, 2014. As a condition of the TRS Loan, the parties entered into an Amended and Restated Warrant, pursuant to which the amount available to purchase thereunder was increased to a number of equity units, which, as of July 23, 2014, represented 18.72 percent of the outstanding equity of Intermediate Holdings. CorEnergy BBWS paid an additional $51 thousand for this increase in the amount that could be purchased pursuant to the Amended and Restated Warrant. CorEnergy BBWS capitalized $25 thousand in asset acquisition expenses in relation to the Warrant. Including capitalized asset acquisition costs, the Company paid approximately $123 thousand for the Warrant, which is fair valued at $115 thousand as of June 30, 2015. The amount paid was determined to be the current value of the incremental amount that could be purchased under the Amended and Restated Warrant. Furthermore, the warrant qualifies as a derivative, with all changes in fair value reflected in the consolidated statements of income and comprehensive income in the current period.
Due to reduced drilling activity in Black Bison WS’s area of operations, during the first quarter of 2015 Black Bison WS requested, and the Company granted, a waiver of certain financial covenants. Black Bison WS and its affiliates have not made the principal payments to the Company that were scheduled to begin on March 31, 2015. As a result, we entered into an agreement with Black Bison WS, effective June 17, 2015, as follows:

•
We have agreed to forbear through August 15, 2015 from exercising any remedies relating to certain existing defaults. A reduced principal and interest payment schedule will apply (as described below). The forbearance period, which will terminate on August 15, 2015 unless extended by the Company in its sole discretion, is subject to compliance by Black Bison WS and its affiliates with additional conditions set forth in the agreement and to the non-occurrence of any defaults under the Loans other than the existing defaults.

•
We agreed to accept temporarily reduced interest payments under the Loans in the maximum amount of $50 thousand per month for June and July of 2015, with such maximum amount increasing to $75 thousand per month for August through December 2015 (subject to the continuation of the forbearance period in the Company’s sole discretion). Interest that accrues but is not payable pursuant to these terms during the forbearance period will be added to the principal of the Loans, will accrue additional interest from the date on which such interest otherwise would have been payable, and shall be payable in full upon termination of the forbearance period. No principal payments are required during the forbearance period. Black Bison WS also agreed to a general release of any prior claims related to the Loans or the forbearance and to reimburse the Company for its additional expenses incurred in connection with granting the forbearance agreement. The Company has no reason to believe the notes receivable with Black Bison are not fully collectible as of June 30, 2015.

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
For the REIT loan from Four Wood Corridor, interest will initially accrue on the outstanding principal at an annual base rate of 12 percent. For the TRS loan from Corridor Private, interest will initially accrue on the outstanding principal at an annual base rate of 13 percent. The base rates of both loans will increase by 2 percent of the current base rate per year. In addition, for both loans, starting in January 2016 and continuing for each month thereafter, the outstanding principal of the Loans will bear variable interest calculated as a function of the increase in volume of water treated by SWD Enterprises during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum for the REIT loan and 20 percent per annum for the TRS Loan. The Loans mature on December 31, 2024, and are to be amortized by quarterly payments beginning March 31, 2016, and annual prepayments based upon free cash flows of the Borrower and its affiliates commencing on January 15, 2016. The Loans are secured by the real property and equipment held by SWD Enterprises and the outstanding equity in SWD Enterprises and its affiliates. The Loans are also guaranteed by all affiliates of SWD Enterprises. The Company believes the notes receivable with SWD Enterprises are fully collectible as of June 30, 2015.

7. VARIABLE INTEREST ENTITIES
The Company's variable interest in Variable Interest Entities ("VIE" or "VIEs") currently are in the form of equity ownership and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE and is therefore required to consolidate the investments. Factors considered in determining whether the Company is the primary beneficiary include risk-and-reward sharing, experience and financial condition of the other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee or Board of Directors, whether or not the Company has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, existence of unilateral kick-out rights or voting rights, and level of economic disproportionality between the Company and the other partner(s).
Consolidated VIEs
As of June 30, 2015, the Company does not have any investments in VIEs that qualify for consolidation.
Unconsolidated VIE
At June 30, 2015, the Company's recorded investment in Black Bison WS and Intermediate Holdings, collectively a VIE that is unconsolidated, was $15.6 million. The Company's maximum exposure to loss associated with the investment is limited to the Company's outstanding notes receivable, related accrued interest receivable and the fair value of the Warrant, discussed in Note 6, totaling $15.6 million and $15.9 million as of June 30, 2015, and December 31, 2014, respectively. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE's economic performance is not held by the Company, therefore the VIE is not consolidated.
8. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of June 30, 2015, and December 31, 2014, are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2015	December 31, 2014
Deferred Tax Assets:
Net operating loss carryforwards	$(295,175)	$(679,692)
Cost recovery of leased and fixed assets	(601,942)	(1,042,207)
Other loss carryforwards	(1,089,025)	—
Sub-total	$(1,986,142)	$(1,721,899)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$2,636,485	$2,842,332
Net unrealized gain on investment securities	343,510	142,154
Sub-total	2,979,995	2,984,486
Total net deferred tax liability	$993,853	$1,262,587
For the quarter ended June 30, 2015, the total deferred tax liability presented above relates to assets held in the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ending November 30, 2007, remain open to examination by federal and state tax authorities.

Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three and six months ended June 30, 2015, and June 30, 2014, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Application of statutory income tax rate	$1,436,710	$1,310,265	$2,990,144	$2,228,611
State income taxes, net of federal tax (benefit)	(8,988)	59,790	28,063	102,769
Federal Tax Attributable to Income of Real Estate Investment Trust	(1,476,585)	(627,176)	(2,746,705)	(1,074,988)
Total income tax expense (benefit)	$(48,863)	$742,879	$271,502	$1,256,392
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Inc. and Corridor Private Inc. had a blended state rate of approximately 3.92 percent for the three and six months ended June 30, 2015 and 3.11 percent for the three and six months ended June 30, 2014. CorEnergy BBWS Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood Corridor Inc. and Corridor MoGas Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the three and six months ended June 30, 2015 and 2014. The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. For the three and six months ended June 30, 2015, all of the income tax expense presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Current tax expense
Federal	$94,312	$—	$486,258	$784,377
State (net of federal tax benefit)	10,167	—	53,977	69,698
Total current tax expense	104,479	—	540,235	854,075
Deferred tax expense (benefit)
Federal	(134,187)	683,089	(242,819)	369,246
State (net of federal tax benefit)	(19,155)	59,790	(25,914)	33,071
Total deferred tax expense (benefit)	(153,342)	742,879	(268,733)	402,317
Total income tax expense (benefit), net	$(48,863)	$742,879	$271,502	$1,256,392
As of December 31, 2014, the TRSs had a net operating loss of $1.7 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire in the year ending December 31, 2033 and 2034. The amount of deferred tax asset for net operating losses as of June 30, 2015, includes amounts for the six months ended June 30, 2015. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	June 30, 2015	December 31, 2014
Aggregate cost for federal income tax purposes	$5,161,694	$4,218,986
Gross unrealized appreciation	7,658,484	7,436,696
Net unrealized appreciation	$7,658,484	$7,436,696

9. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	June 30, 2015	December 31, 2014
Land	$580,000	$580,000
Natural gas pipeline	124,288,307	124,297,157
Vehicles and trailers	506,958	506,958
Office equipment and computers	87,697	59,027
Gross property and equipment	125,462,962	125,443,142
Less: accumulated depreciation	(4,288,676)	(2,623,020)
Net property and equipment	$121,174,286	$122,820,122

The amounts of depreciation of property and equipment recognized for the three months ended June 30, 2015 and 2014, were $833 thousand and $71 thousand, respectively, and $1.7 million and $142 thousand, respectively, for the six months ended June 30, 2015 and 2014.
10. CONCENTRATIONS
Mowood, Omega
Omega had a 10-year agreement (the "DOD Agreement") with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. The DOD Agreement expired January 31, 2015. On January 28, 2015, the DOD awarded Omega a 6-month bridge agreement with very similar terms and conditions as the original agreement for Omega to continue providing natural gas and gas distribution services until a new 10-year agreement is reached. On June 12, 2015, the DOD gave notice of their intent to extend the bridge agreement to October 31, 2015, to provide additional time to negotiate terms for a new 10-year agreement.
Revenue related to the DOD contract accounted for 89 percent and 90 percent of our sales revenue for the three and six months ended June 30, 2015, respectively, as compared to 84 percent and 88 percent of our sales revenue for the three and six months ended June 30, 2014, respectively . Omega performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 94 percent and 90 percent of the consolidated accounts receivable balances as of June 30, 2015, and December 31, 2014, respectively.
Omega’s contracts for its supply of natural gas are concentrated among select providers. Purchases from its largest supplier of natural gas accounted for 74 percent and 89 percent of our cost of sales for the three and six months ended June 30, 2015. This compares to 55 percent and 69 percent for the three and six months ended June 30, 2014.MoGas
MoGas generates revenue from the transportation of natural gas to a concentrated group of customers. Transportation revenue relating to MoGas' largest customer accounted for 66 percent of the contracted capacity for the three and six months ended June 30, 2015.
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

The New Management Agreement varies from the prior Management Agreement in three principal ways. First, the new agreement eliminates the ability of the independent directors to terminate the agreement for poor investment performance. However, the New Management Agreement gives a majority of the stockholders of the Company, or two-thirds of the independent directors, the ability to terminate the agreement for any reason on thirty (30) days’ prior written notice, so long as that notice is delivered with a termination payment equal to three times the base management fee and incentive fee paid to the manager in the last four quarters. Second, the New Management Agreement clarifies that the manager is to be reimbursed for all fees and travel expenses incurred by its staff while conducting business expected to benefit the Company. Finally, the New Management Agreement, which does not have a specific term, and will remain in place unless terminated by the Company or Corridor in the manner permitted pursuant to the agreement, deletes certain references to the Investment Company Act of 1940 that are no longer relevant to the Company. The foregoing description of the terms of the New Management Agreement is qualified in its entirety by reference to the full terms of such agreement, which is incorporated by reference to the Registrant's form 10-Q, filed May 11, 2015. In order to ensure equitable application of the quarterly management fee provisions of the New Management Agreement to the GIGS acquisition, which closed on June 30, 2015, the Manager has waived any incremental management fee due as of the end of the second quarter based on the net impact of the GIGS Acquisition as of June 30, 2015..
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, a fee equal to an annual rate of 0.04 percent of aggregate average daily managed assets, with a minimum annual fee of $30 thousand.

12. FAIR VALUE OF OTHER SECURITIES
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of June 30, 2015, and December 31, 2014. These assets and liabilities are measured on a recurring basis.

June 30, 2015
	June 30, 2015	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$10,099,805	$—	$—	$10,099,805
Total Assets	$10,099,805	$—	$—	$10,099,805

December 31, 2014
	December 31, 2014	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	9,572,181	—	—	9,572,181
Total Assets	$9,572,181	$—	$—	$9,572,181
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2015 and 2014, are as follows:

Level 3 Rollforward
For the Six Months Ended June 30, 2015	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$9,217,181	$—	$—	$451,311	$316,313	$9,984,805	$451,311
Warrant investment	355,000	—	—	(240,000)	—	115,000	(240,000)
Total	$9,572,181	$—	$—	$211,311	$316,313	$10,099,805	$211,311

For the Six Months Ended June 30, 2014
Other equity securities	$23,304,321	$46,500	$—	$3,378,208	$(832,744)	$25,896,285	$3,378,208
Total	$23,304,321	$46,500	$—	$3,378,208	$(832,744)	$25,896,285	$3,378,208
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three and six months ended June 30, 2015, and June 30, 2014.
In accordance with ASC 820, the Company fair values their derivative financial instruments. Please refer to Note 17, Interest Rate Hedge Swaps, for more information. Additionally, the company had a non-recurring fair value measurement related to the acquisition of an asset retirement obligation, see Note 16, Asset Retirement Obligation, for more information.
In connection with the October 2014 sale of the company's shares in VantaCore, a portion of the proceeds were place in escrow and a receivable was recorded. Changes in the fair value of the escrow receivable are recorded as a net realized or unrealized gain or loss on other equity securities included within the Consolidated Statements of Income and Comprehensive Income. For the three and six months ended June 30, 2015, approximately $282 thousand was included as an unrealized gain.
Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. See Note 2, Significant Accounting Policies, for additional discussion.

For the three and six months ended June 30, 2015, the Company’s Warrant Investment was valued using a binomial option pricing model. The key assumptions used in the binomial model are the fair value of equity of the underlying business; the Warrant's strike price; the expected volatility of equity; the time to the Warrant's expiry; the risk-free rate, and the expected dividend yields. Due to the inherent uncertainty of determining the fair value of the Warrant Investment, which does not have a readily available market, the assumptions used the binomial model to value the Company’s Warrant Investment were based on Level 2 and Level 3 inputs. These inputs, including the expected volatility and the fair value of equity of the underlying business, may vary significantly from period-to-period, and accordingly, the fair value as of June 30, 2015 may differ materially from the amount that the Company may ultimately realize.
At June 30, 2014, the Company’s investments in private companies were valued using one or a combination of the following valuation techniques: (i) analysis of valuations for publicly traded companies in a similar line of business (“public company analysis”), (ii) analysis of valuations for comparable M&A transactions (“M&A analysis”) and (iii) discounted cash flow analysis.
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

Quantitative Table for Valuation Techniques Used as of June 30, 2014
The following table summarizes the significant unobservable inputs that the Company used to value its portfolio investments categorized as Level 3 as of June 30, 2014:

Significant Unobservable Inputs Used To Value Portfolio Investments
June 30, 2014
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
As of June 30, 2015, the Company’s investment in Lightfoot is its only remaining significant private company investment. Lightfoot in turn owns a combination of public and private investments. Therefore Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments discounted for a lack of marketability, with the discount estimated at 16.6 percent to 21.3 percent and (ii) discounted cash flow analysis using an estimated discount rate of 12.0 percent to 14.0 percent. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
As of both June 30, 2015 and June 30, 2014, the Company held a 6.7 percent equity interest in Lightfoot. As of June 30, 2014, the Company held a 11.1 percent equity interest in Vantacore.
Certain condensed combined financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables (in thousands).

	June 30, 2015	December 31, 2014
Assets
Current assets	$31,379	$25,783
Noncurrent assets	619,006	382,957
Total Assets	$650,385	$408,740
Liabilities
Current liabilities	$16,513	$14,318
Noncurrent liabilities	197,274	113,810
Total Liabilities	$213,787	$128,128

Partner's equity	436,598	280,612
Total liabilities and partner's equity	$650,385	$408,740

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$19,110	$14,728	$32,667	$27,941
Operating expenses	17,540	14,092	32,668	27,676
Other income (expenses)	3,320	3,897	7,154	7,667
Net income	$4,890	$4,533	$7,153	$7,932

EBITDA	$9,711	$8,687	$17,745	$16,187

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
Escrow Receivable — The escrow receivable due to the Company as of June 30, 2015, which relates to the sale of VantaCore, is anticipated to be released upon satisfaction of certain post-closing obligations and the expiration of certain time periods (50 percent to be released 12 months after the October 1, 2014 closing date (i.e. October 1, 2015), and the other 50 percent released 18 months after close (i.e. April 1, 2016)). The fair value of the escrow receivable is reflected net of a discount for the potential that the full amount due to the Company would not be realized.
Financing Notes Receivable — Based on the interest rates for similar financial instruments, the carrying value of the financing notes receivable are considered to approximate fair value.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the expected market rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$12,440,444	$12,440,444	$7,578,164	$7,578,164
Escrow receivable	Level 2	$2,720,373	$2,720,373	$2,438,500	$2,438,500
Financing notes receivable	Level 2	$21,033,590	$21,033,590	$20,687,962	$20,687,962
Financial Liabilities:
Long-term debt	Level 2	$176,558,500	$176,558,500	$67,060,000	$67,060,000
Line of credit	Level 2	$42,149,925	$42,149,925	$32,141,277	$32,141,277
13. INTANGIBLES
The Company recorded an intangible lease asset, related to the PNM Lease Agreement, for the fair value of the amount by which the remaining contractual lease payments exceed market lease rates at the time of acquisition. The intangible lease asset was being amortized on a straight-line basis over the life of the lease term, which expired on April 1, 2015. Quarterly amortization of the intangible lease asset (now concluded) totaled $0 thousand and $73 thousand, respectively,for the three months ended June 30, 2015 and 2014, and $73 thousand and $146 thousand, respectively, for the six months ended June 30, 2015 and 2014 is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. These same amounts are included in Amortization expense in the accompanying Consolidated Statements of Cash Flows. Refer to Note 4 for further discussion around the PNM Purchase Agreement.

Intangible Lease Asset
	June 30, 2015	December 31, 2014
Intangible lease asset	$—	$1,094,771
Accumulated amortization	—	(1,021,784)
Net intangible lease asset	$—	$72,987

14. CREDIT FACILITIES
Pinedale Facility
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Outstanding balances under the KeyBank Term Facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent (3.44 percent as of June 30, 2015). The credit facility will remain in effect through December 31, 2015, with an option to extend through December 31, 2016. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest monthly and is further obligated to make monthly principal payments, which began on March 7, 2014, in the amount of $294 thousand or 0.42 percent of the principal balance as of March 1, 2014. Principal payments totaling approximately $3.5 million are required in 2015. In the event the Company exercises its option to extend the term an additional year, principal payments totaling $3.5 million would be required in 2016 with the remaining principal balance due at maturity. The registrant has provided to KeyBank a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. The Company is required to maintain a restricted collateral account into which Ultra Wyoming makes all lease payments under the Pinedale Lease Agreement. Payments of principal and interest pursuant to the credit facility are drawn by KeyBank directly from the restricted collateral account prior to transferring the remaining cash to the Pinedale LP operating account. The balance in the restricted collateral account at June 30, 2015 was $0. As of June 30, 2015, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.
Pinedale LP's credit facility with KeyBank limits distributions by Pinedale LP to the Company. Distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations to KeyBank have not been accelerated following an Event of Default (as defined in the credit facility).  The KeyBank Term Facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company.  At June 30, 2015, the net assets of Pinedale LP were $139.6 million.
As of June 30, 2015 and December 31, 2014, approximately $242 thousand and $501 thousand, respectively, in net deferred debt issuance costs related to the KeyBank Term Facility are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated three-year term of the KeyBank Term Facility. For the three months ended June 30, 2015 and 2014, $129 thousand and $128 thousand, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. For the six months ended June 30, 2015 and 2014, $258 thousand is included in interest expense within the accompanying Consolidated Statements of Income.
The Company has executed interest rate swap derivatives to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. See Note 17 for further information regarding interest rate swap derivatives.
Additional Credit Facilities of the REIT
On September 26, 2014, the Company entered into a $30 million revolving credit facility (the "Regions Revolver") with certain lenders and Regions Bank, as an agent for such lenders, then on November 24, 2014, increased the credit facility, to $90 million in conjunction with the MoGas Transaction. There were no borrowings on the line between September 26, 2014, and November 24, 2014. The facility has a maturity of November 24, 2018. For the first six months, subsequent to the increase, the facility bore interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. On and after May 24, 2015, the interest rate is determined by a pricing grid where the applicable interest rate is anticipated to be LIBOR plus 2.75 percent to 3.50 percent, depending on the company's leverage ratio at such time.
As of June 30, 2015, and December 31, 2014, approximately $1.1 million and $1.3 million, respectively, in net deferred debt issuance costs related to the Regions Revolver are included in the accompanying Consolidated Balance Sheets. For the three months ended June 30, 2015 and 2014, $124 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. For the six months ended June 30, 2015 and 2014, approximately $314 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. On June 29, 2015, the Company borrowed against the revolver in the amount of $42 million in conjunction with the GIGS transaction. As of June 30, 2015, the Company was in compliance with all covenants of the Regions Revolver. See Note 22, Subsequent Events, for a description of the July 8, 2015 amended and restated revolving credit agreement.

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
As of June 30, 2015, and December 31, 2014, approximately $0 in net deferred debt issuance costs, related to the KeyBank Revolver, are included in the accompanying Consolidated Balance Sheets. The deferred costs were initially amortized over the anticipated four-year term of the Key Bank Revolver facility. For the three months ended June 30, 2015 and 2014, $0 and $16 thousand of debt cost amortization, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. For the six months ended June 30, 2015 and 2014, $0 and $31 thousand of debt cost amortization, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. Upon termination, the remaining unamortized deferred debt issuance costs totaling approximately $161 thousand were expensed in full.
MoGas Credit Facility
In conjunction with the MoGas Transaction, MoGas and UPS, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and re-borrow loans up to $3.0 million outstanding at any time. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver. As of June 30, 2015, there were no outstanding borrowings against the MoGas Revolver. As of June 30, 2015, the co-borrowers are in compliance of all covenants of the MoGas Revolver.
Mowood/Omega Credit Facility
On October 15, 2013, Mowood and Omega entered into a new Revolving Note Payable Agreement (“2013 Note Payable Agreement”), replacing a prior $1.3 million secured Note Payable Agreement (as amended), under which interest accrued and was payable monthly at LIBOR plus 4.00 percent and which expired on October 29, 2013. The 2013 Note Payable Agreement had a maximum borrowing base of $1.5 million. Borrowings on the 2013 Note Payable Agreement are secured by Mowood’s and Omega's assets. Interest accrued at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75 percent as of June 30, 2015), was payable monthly, and in full, with accrued interest, on the termination date of October 15, 2014.
On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a Revolving Note Payable Agreement ("2014 Note Payable Agreement"), extending the maturity date to January 31, 2015. Then on January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015. The 2014 Note Payable Agreement has the same terms as the 2013 Note Payable Agreement and includes an unused credit line fee of 20 basis points per month. As of June 30, 2015, there were $150 thousand in outstanding borrowings under the 2014 Note Payable Agreement. The 2014 Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. Mowood and Omega were in compliance with the various covenants of the 2014 Note Payable Agreement as of June 30, 2015.

15. CONVERTIBLE DEBT
On June 29, 2015, CorEnergy Infrastructure Trust, Inc. completed a public offering of $115 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "Convertible Notes"). The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.
The Company may not redeem the Convertible Notes prior to the maturity date.  Holders may convert their Convertible Notes into shares of the Company’s common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes will be 151.5152 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $6.60 per share of Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
The Convertible Notes may not be redeemed prior to the maturity date; however, upon the occurrence of a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or a portion of the Convertible Notes for cash at a price equal to 100 percent of the principal amount of the Convertible Notes to be purchased plus any accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date as prescribed in the Indenture.  In addition, in certain circumstances the Company will increase the conversion rate for a holder that converts the Convertible Notes in connection with any of a specified set of corporate events, each of which is deemed to constitute a make whole adjustment event pursuant to the terms of the Indenture.
The Convertible Notes rank equal in right of payment to any other current and future unsecured obligations of the Company and senior in right of payment to any other current and future indebtedness of the Company that is contractually subordinated to the Convertible Notes. The Convertible Notes are structurally subordinated to all liabilities (including trade payables) of the Company’s subsidiaries. The Convertible Notes are effectively junior to all of the Company’s existing or future secured debt, to the extent of the value of the collateral securing such debt.
16. ASSET RETIREMENT OBLIGATION
A component of the consideration the Company paid to purchase the GIGS assets from Energy XXI LTD in June 2015, was the assumption of the seller’s asset retirement obligation (“ARO”) associated with such assets. This obligation existed prior to the purchase of the GIGS assets and we assumed the seller's responsibility. The ARO represents the estimated costs of decommissioning the GIGS pipelines and onshore oil receiving and separation facilities in Grand Isle, Louisiana at retirement. In accordance with ASC 410-20, Asset Retirement Obligations, we recognized an ARO on the acquisition date as if that obligation was incurred on that date. The estimated fair value of the GIGS ARO on the date of acquisition, was $12.2 million. The liability was initially measured using estimates of current costs to decommission the asset, which under ASC 410-20 represents fair value. Offshore pipelines were estimated as though they were decommissioned in place for federal waters and as though they were removed in state waters. In accordance with state and federal requirements, the pipelines are pigged, flushed with ends cut, plugged and buried. Onshore estimates include complete removal of the facility. The piping and tanks are cleaned of hydrocarbons. All surface piping, tanks, equipment, concrete and gravel are dismantled and removed to three feet below the ground surface. Concrete and gravel are removed and the site is graded to a smooth contour. In future periods, the liability will be adjusted for accretion expense and changes in the amount or timing of the estimated future cash flows. Fair value is based on subjective estimates and assumptions, which are inherently subject to significant uncertainties which are beyond our control. These assumptions represent Level 3 inputs, as further discussed in Note 2. A corresponding asset retirement cost has been capitalized as part of the carrying amount of the related long-lived assets and will be amortized over the assets’ remaining useful lives. The useful lives of most pipeline systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Variables can affect the remaining lives of the assets which preclude us from making a reasonable estimate of the asset retirement obligation. Indeterminate asset retirement obligation costs will be recognized in the period in which sufficient information exists to reasonably estimate potential settlement dates and methods.

17. INTEREST RATE HEDGE SWAPS
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company's hedged derivative asset measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives.

	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
		June 30, 2015
Hedged derivative asset	Assets	$—	$68,132	$—

		December 31, 2014
Hedged derivative asset	Assets	$—	$351,807	$—
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company elected to designate its interest rate swaps as cash flow hedges in April 2013. During the three and six months ended June 30, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended June 30, 2015, there was a loss due to ineffectiveness of approximately $207 recorded in earnings. For the six months ended June 30, 2015, there was a loss due to ineffectiveness of approximately $1 thousand recorded in earnings. Ineffectiveness resulted from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship. During the three and six months ended June 30, 2014, there was a loss due to ineffectiveness of approximately $412 and $582, respectively, recorded in earnings.
As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Outstanding Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to net losses of approximately $0 for the three and six months ended June 30, 2015 and 2014, respectively.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the three and six months ended June 30, 2015 and 2014.

	For the three months ended		For the Six Months Ended
Derivatives in Cash Flow Hedging Relationship	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(50,518)	$(410,985)	$(464,601)	$(572,874)
Amount of Gain (Loss) Reclassified from AOCI on Derivatives (Effective Portion) Recognized in Net Income[1]	(72,977)	(76,823)	(146,397)	(151,581)
Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Amounts Excluded from Effectiveness Testing)[1]	(207)	(412)	(986)	(582)
(1) Included in "Interest Expense" on the face of the Income Statement

Tabular Disclosure of Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2015, and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheets. There were no offsetting derivative liabilities as of June 30, 2015, and December 31, 2014.

Offsetting Derivatives
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheet

				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Derivative Assets as of June 30, 2015	$68,132	$—	$68,132	$—	$—	$68,132

Offsetting Derivative Assets as of December 31, 2014	$351,807	$—	$351,807	$—	$—	$351,807
Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2015, the Company did not have any derivatives that were in a net liability position. Therefore, the credit risk-related contingent features discussed above would not apply as of June 30, 2015.
18. STOCKHOLDER'S EQUITY
PREFERRED STOCK
The Company's authorized preferred stock consists of 10 million shares having a par value of $0.001 per share. A description of the Company's only outstanding series of cumulative redeemable preferred stock is set forth below.
On January 27, 2015, the Company sold, in an underwritten public offering, 2,250,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred"). Pursuant to this offering, the Company issued 22,500 whole shares of Series A Preferred and received net cash proceeds of approximately $54.2 million. The depositary shares pay an annual dividend of $1.84375 per share, equivalent to 7.375 percent of the $25.00 liquidation preference. The depositary shares may be redeemed on or after January 27, 2020, at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The depositary shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company except in connection with certain changes of control. Holders of the depositary shares generally have no voting rights, except for limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not consecutive) and in certain other circumstances. The depositary shares representing the Series A Preferred trade on the NYSE under the ticker “CORRPrA." The aggregate par value of the preferred shares at June 30, 2015, is $23. See Note 22, Subsequent Events, for further information regarding the declaration of a dividend on the 7.375% Series A Cumulative Redeemable Preferred Stock.
COMMON STOCK
In a follow-on offering on June 29, 2015, the Company issued 12,937,500 shares of common stock at $6.00 per share generating $73.5 million of net proceeds after deducting underwriting discounts. As of June 30, 2015, the Company had 59,611,472 of common shares issued and outstanding. See Note 22, Subsequent Events, for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On January 23, 2015, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities, with an aggregate offering price of up to $300.0 million. The following summarizes transactions that have occurred through June 30, 2015 under the January 23, 2015 shelf:

•	DRIP Shares - As of June 30, 2015 we have issued 60,123 shares of common stock under the Company’s dividend reinvestment plan that reduced availability by approximately $400.5 thousand.

•
Directors' compensation plan - As of June 30, 2015, under the Directors' compensation plan the Company has issued 4,310 shares of common stock that reduced availability by approximately $30.0 thousand.

•	June 2015 - In connection with the purchase of the GIGS we completed a follow-on offering of common stock that reduced availability by $77.6 million.

•	June 2015 - In connection with the purchase of the GIGS we issued convertible senior notes that reduced availability by $115.0 million. See Note 15, Convertible Debt, for additional information.
As of June 30, 2015, the remaining availability under our January 2015 shelf registration statement was approximately $106.9 million of maximum aggregate offering price of securities.
19. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Earnings Per Share
	For the three months ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income attributable to CorEnergy stockholders	$4,185,138	$3,005,908	$8,271,766	$5,111,067
Less: preferred dividend requirements	1,037,109	—	1,774,609	—
Net income attributable to common stockholders	$3,148,029	$3,005,908	$6,497,157	$5,111,067
Weighted average shares - basic	47,618,765	31,637,568	47,118,789	30,810,060
Basic earnings per share	$0.07	$0.10	$0.14	$0.17

Net income attributable to common stockholders (from above)	$3,148,029	$3,005,908	$6,497,157	$5,111,067
Add: After tax effect of convertible interest	44,722	—	44,722	—
Income attributable for dilutive securities	$3,192,751	$3,005,908	$6,541,879	$5,111,067
Weighted average shares - diluted	49,317,067	31,637,568	47,972,632	30,810,060
Diluted earnings per share	$0.06	$0.10	$0.14	$0.17
20. WARRANTS
The Company issued 945,594 warrants (representing the right to purchase one share of the Company’s common stock for $11.41 per common share) on February 7, 2007, all of which expired unexercised on February 6, 2014, and are no longer outstanding as of June 30, 2015.
21. CONTINGENCY
The Company's, wholly owned subsidiary, MoGas, had a contingency arising from its certification proceeding before the FERC. As part of that proceeding, the FERC determined initial rates to be used by MoGas. The Missouri Public Service Commission ("MPSC") alleged that MoGas improperly included a purported acquisition premium associated with purchasing certain assets for the purpose of determining those rates. The FERC held that the issue did not need to be determined until MoGas filed its next rate case, which it was ordered to do within a certain period of time. The MPSC appealed that decision to the United States Court of Appeals for the District of Columbia, which reversed the FERC's decision and remanded the matter to the FERC on the limited issue of whether the premium was properly included in the initial rates. In the interim MoGas filed and settled the required rate case which noted that the outcome of the settlement could impact rates. The FERC continued to maintain that the purchase price of the assets could be included in the rate base. The MPSC petitioned the D.C Circuit for review of the FERC's orders. MoGas is an intervenor in that proceeding. On April 7, 2015, the DC Circuit Court of Appeals issued a ruling upholding the FERC's decision to allow MoGas to include the acquisition premium in their rate base for purposes of determining initial rates.
The MPSC had 90 days from the date of the judgment to appeal to the Supreme Court.  That date passed on July 6 without appeal. Therefore the case is considered closed and the acquisition premium issue settled.

22. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
CREDIT FACILITY EXPANSION
On July 8, 2015, the Company amended and upsized its existing $93 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153 million, consisting of (i) an increase in the Regions Revolver to $105 million and (ii) a $45 million term loan at the CorEnergy parent entity level and $3 million at the subsidiary entity level (the "Regions Term Loans" and, collectively with the upsized Regions Revolver, the "Regions Credit Facility"). Upon closing the Regions Credit Facility, CorEnergy drew $45 million on the Regions Term Loan at the parent level to pay down the balance on the Regions Revolver that had been used in funding the recent GIGS acquisition. The Company now has approximately $108 million of available borrowing capacity on the Regions Revolver.
The Regions Credit Facility has a maturity date of December 15, 2019 for both the Regions Revolver and the Regions Term Loans. Borrowings under the Regions Credit Facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent - 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The Regions Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). Upon the occurrence of an event of default, payment of all amounts outstanding under the Regions Credit Facility shall become immediately due and payable.
MOWOOD/OMEGA CREDIT FACILITY
On July 31, 2015, Mowood and Omega allowed their 2014 Note Payable Agreement to expire. In its place, a new $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank. The new Mowood/Omega Revolver will be used for working capital and general business purposes, is guaranteed and secured by the assets of Mowood and has a maturity of July 31, 2016. Interest accrues at LIBOR plus 4.00 percent and is payable monthly in arrears with no unused fee.
COMMON STOCK DIVIDEND DECLARATION
On July 29, 2015, our Board of Directors declared the 2015 second quarter dividend of $0.135 per share for CorEnergy common stock. The dividend is payable on August 31, 2015, to shareholders of record on August 17, 2015.
PREFERRED STOCK DIVIDEND DECLARATION
On July 29, 2015, our Board of Directors also declared a cash dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending June 30, 2015. The preferred stock dividend is payable on August 31, 2015 to shareholders of record on August 17, 2015.

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2014 and in Part II, Item 1A of this report, such known risks and uncertainties include, without limitation:

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

•	our ability to sell properties at an attractive price;

•	our ability to repay debt financing obligations;

•	our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;

•	the loss of any member of our management team;

•	our ability to comply with certain debt covenants;

•	our ability to integrate acquired properties and operations into existing operations;

•	our continued ability to access the debt or equity markets;

•	the availability of other debt and equity financing alternatives;

•	market conditions affecting our debt and equity securities;

•	changes in interest rates under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;

•	our ability to successfully implement our selective acquisition strategy;

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
BUSINESS OBJECTIVE
CorEnergy primarily owns assets in the midstream and downstream U.S. energy sectors that perform utility-like functions, such as pipelines, storage terminals, and transmission and distribution assets. Our objective is to provide stockholders with a stable and growing cash dividend, supported by long-term contracted revenue from operators of our assets, primarily under triple-net participating leases. We believe our leadership team’s energy and utility expertise provides CorEnergy with a competitive advantage to own and acquire U.S. energy infrastructure assets in a tax-efficient, transparent, investor-friendly REIT.
We also may provide other types of capital, including loans secured by energy infrastructure assets. The assets we own and seek to acquire include pipelines, storage tanks, transmission lines and gathering systems, among others. The assets are primarily mission-critical, in that utilization of the assets is necessary for the business the operators of those assets seek to conduct and their rental payments are an essential operating expense. We acquire assets that will enhance the stability of our dividend through diversification, while offering the potential for long term distribution growth. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to sources such as corporate borrowing, bond offerings, or equity offerings.
RESULTS OF OPERATIONSWe believe the Lease Revenue, Security Distributions, Financing Revenue and Operating Results overview presented below provides investors with information that will assist them in analyzing the operating performance of our leased assets, financing notes receivable, other equity securities and operating entities. As it pertains to other equity securities, the Company believes that net distributions received are indicative of the operating performance of the assets. Accordingly, we have included them in EBITDA, resulting in an Adjusted EBITDA metric.
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
Following is a comparison of lease revenues, security distributions, financing revenue and operating results, and expenses, for the three and six months ended June 30, 2015 and 2014, and pro forma for the six months ended June 30,2015:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Pro Forma June 30, 2015 (1)
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Leases:
Lease revenue	$6,799,879	$7,065,677	$14,135,980	$13,828,085	$33,886,021
Other Equity Securities:
Net cash distributions received	218,557	347,472	467,506	843,788	467,506
Financing:
Financing revenue	668,904	139,728	1,329,296	165,347	1,329,296
Operations:
Sales revenue	1,665,908	1,813,607	4,007,563	5,073,137	4,007,563
Transportation revenue	3,546,979	—	7,196,714	—	7,196,714
Cost of sales	(569,958)	(1,384,998)	(1,818,288)	(4,092,356)	(1,818,288)
Transportation, maintenance and general and administrative	(1,076,352)	—	(2,067,960)	—	(2,067,960)
Operating expenses (excluding depreciation and amortization)	(195,673)	(213,533)	(402,033)	(436,274)	(402,033)
Net Operations (excluding depreciation and amortization)	3,370,904	215,076	6,915,996	544,507	6,915,996
Total Lease Revenue, Security Distributions, Financing Revenue and Operating Results	$11,058,244	$7,767,953	$22,848,778	$15,381,727	$42,598,819
Expenses	(1,905,329)	(1,334,960)	(4,473,848)	(2,767,915)	(5,991,110)
Non-Controlling Interest attributable to Adjusted EBITDA Items	(971,678)	(952,244)	(1,941,665)	(1,908,658)	(1,941,665)
Adjusted EBITDA	$8,181,237	$5,480,749	$16,433,265	$10,705,154	$34,666,044
(1) Pro forma Lease Revenue, Security Distributions, Financing Revenue and Operating Results illustrating the effects of all 2015 transactions as if they occurred on January 1, 2015.
Lease Revenue, Security Distributions, Financing Revenue and Operating Results
Our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, financing revenue from our loan agreements with Black Bison WS and Four Wood, and the operating results of MoGas and Omega. Total lease revenue, security distributions, financing revenue and operating results generated by our investments for the three months ended June 30, 2015, was approximately $11.1 million, compared to $7.8 million for the three months ended June 30, 2014. Total lease revenue, security distributions, financing revenue and operating results generated by our investments for the for the six months ended June 30, 2015, was approximately $22.8 million, compared to $15.4 million for the six months ended June 30, 2014.
Lease revenues for the three months ended June 30, 2015, decreased $266 thousand compared to the prior-year period. The decrease resulted primarily from a $638 thousand decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015, which was partially offset by both a $268 thousand increase in base rents related to project-to-date completion of the planned construction projects at the Portland Terminal Facility and an $85 thousand increase due to annual CPI escalations pursuant to the Pinedale Lease Agreement. The remainder is related to a commercial land lease acquired in connection with the acquisition of UPS.For the six months ended June 30, 2015, lease revenues increased $308 thousand compared to the prior-year period. This increase is primarily due to a $738 thousand increase in base rents related the Portland Terminal Facility. The first quarter of 2015 included a full month of rent for January as compared to a partial month following the initial acquisition of the Portland Terminal Facility in January 2014, which accounts for $283 thousand of the increase over the prior year. The remaining $455 thousand represents the increase in base rents related to project-to-date completion of the planned construction projects at the Portland Terminal Facility. Increases in lease revenue for the period also included a $171 thousand increase due to annual CPI escalations pursuant to the Pinedale Lease Agreement and a $38 thousand increase related to a commercial land lease acquired in connection with the acquisition of UPS. These increases were partially offset by a $638 thousand decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015.
Financing revenues for the three months ended June 30, 2015, increased $529 thousand compared to the prior-year period primarily due to an increase in interest earned on the loans to Black Bison WS. Because we increased the commitment and fully funded an additional $11.0 million in loans to Black Bison WS in July 2014, financing revenue increased $354 thousand compared to the second quarter of 2014. Additionally, we generated $166 thousand of financing revenues from the loans to SWD Enterprises which were executed on December 31, 2014.
For the six months ended June 30, 2015, financing revenues increased $1.2 million compared to the prior-year period primarily due to an increase in interest earned on the loans to Black Bison WS. The first of these two loan agreements was executed on March 13, 2014; so, the the prior-year period only included 109 days or $165 thousand of interest. In July 2014, we increased the commitment and fully funded the $15.3 million in loans to Black Bison WS, further increasing the financing revenue to $981 thousand for the first six months of 2015. Additionally, we generated $329 thousand of financing revenue from the loans to SWD Enterprises which were executed on December 31, 2014.
For the three and six months ended June 30, 2015, the acquisition of MoGas in November 2014 contributed $2.5 million and $5.1 million, respectively, to Net Operations (excluding depreciation and amortization). Transportation revenues totaled $3.5 million for the current quarter and $7.2 million year to date. Transportation costs, maintenance and general and administrative expenses were approximately $1.1 million and $2.1 million for the three and six months ended June 30, 2015.
Cash distributions received from our equity securities for the three and six months ended June 30, 2015, were $219 thousand and $468 thousand, respectively, compared to $347 thousand and $844 thousand for the prior-year periods. The decrease of $129 thousand and $376 thousand versus the prior-year periods is due to the fact that the prior-year periods included cash distributions received from VantaCore which was sold during the fourth quarter of 2014. This is slightly offset by increased cash distributions received from our investment in Lightfoot. The Company anticipates 2015 cash distributions from our equity securities to be approximately $1.0 million.
For the three months ended June 30, 2015 and 2014, our subsidiary, Omega, contributed $900 thousand and $215 thousand, respectively, to Net Operations (excluding depreciation and amortization) from its natural gas operations. Omega's contribution is derived by netting sales revenue, cost of sales, and operating expenses (excluding depreciation and amortization) for the respective periods. For the six months ended June 30, 2015 and 2014, Omega contributed $1.8 million and $545 thousand, respectively, to Net Operations (excluding depreciation and amortization).
For the three and six months ended June 30, 2015, gas unit prices declined approximately 11 and 41 percent, respectively, versus the prior-year periods. Combined with an approximate 4 to 5 percent decline in gas volumes versus the prior-year periods, Omega's revenues declined $148 thousand and $1.1 million, for the three- and six-month periods, respectively. For the three and six months ended June 30, 2015, the decline in gas unit prices also lead to an $815 thousand and $2.3 million decrease in cost of goods sold associated with natural gas purchases. Additionally, our acquisition of MoGas resulted in an intercompany elimination of Omega's cost of sales against MoGas' transportation revenue. For the three and six months ended June 30, 2015, approximately $618 thousand and $1.2 million, respectively, was eliminated in consolidation.
ExpensesTotal expenses from operations for the three months ended June 30, 2015 and 2014, were $1.9 million versus $1.3 million, respectively. For the six months ended June 30, 2015 and 2014, total expenses from operations were $4.5 million and

$2.8 million, respectively. The most significant components of the variance from the prior-year periods are outlined in the following table and explained below:

Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Pro Forma June 30, 2015 (1)
Management fees	$1,167,522	$761,265	$2,339,496	$1,545,133	$3,856,758
Acquisition and professional fees	416,591	286,246	1,658,546	701,591	1,658,546
Other expenses	321,216	287,449	475,806	521,191	475,806
Total	$1,905,329	$1,334,960	$4,473,848	$2,767,915	$5,991,110
(1) Pro forma expenses illustrating the effects of all 2015 transactions as if they occurred on January 1, 2015.
Management fees for the three months ended June 30, 2015 and 2014, were $1.2 million and $761 thousand, respectively. Management fees for the six months ended June 30, 2015 and 2014, were $2.3 million and $1.5 million, respectively. Management fees are directly proportional to the asset base under management. As such, the increase is primarily due to the 2014 acquisition of the Portland Terminal Facility, the MoGas Transaction and various loan agreements executed during the latter half of 2014.
Acquisition and professional fees for the three months ended June 30, 2015 and 2014, were $417 thousand and $286 thousand, respectively. Acquisition and professional fees for the six months ended June 30, 2015 and 2014, were $1.7 million and $702 thousand, respectively. Acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio. During the first few months of 2015, the Company pursued transactions that were not completed, resulting in an increase in expensed acquisition costs versus the prior year quarter of $54 thousand and an increase over the first six months of 2014 of $710 thousand. During the second quarter of 2015, we closed the GIGS transaction, resulting in capitalization of the related acquisition costs. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular quarter may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early to mid-stages of due diligence. Professional fees also increased $76 thousand for the three months ended June 30, 2015, and $246 thousand for the six months ended June 30, 2015, due to increases in legal, accounting and tax preparation costs related to the growth of our asset portfolio.
Other expenses for the three months ended June 30, 2015 and 2014, totaled $321 thousand and $287 thousand, respectively. The increase of $34 thousand as compared to the prior-year period is primarily driven by increases in the number of board of director and investment committee meetings, as well as printing and mailing costs incurred in conjunction with the activities involved in closing an acquisition transaction. Other expenses for the six months ended June 30, 2015 and 2014 totaled $476 thousand and $521 thousand, respectively. The decrease of $45 thousand as compared to the prior-year period is primarily driven by a miscellaneous billing by MoGas that was recorded as an offset to expense, declines in valuation expense, printing and mailing expense and bank fees offset by the aforementioned increases in director's fees, transfer agent expense and administrative expense.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA items presented above to exclude the portion attributable to Prudential's non-controlling interest. For the three and six months ended June 30, 2015, Prudential's interest in these items totaled $972 thousand and $1.9 million, respectively, as compared to $952 thousand and $1.9 million for the prior-year periods. The increase of $19 thousand during the current quarter is primarily attributable to Prudential's proportionate share of Pinedale LP's $85 thousand increase in lease rentals and a $26 thousand decrease in interest expense on long-term debt.
Adjusted EBITDAAdjusted EBITDA for the three months ended June 30, 2015 and 2014, was $8.2 million and $5.5 million, respectively, and for the six months ended June 30, 2015 and 2014, was $16.4 million and $10.7 million, respectively. As noted above, $2.5 million for the quarter and $5.1 million for the year-to-date period of the increase in adjusted EBITDA is primarily related to the acquisition of MoGas and UPS in November 2014. Increases in financing revenues and base rents contributed $263 thousand for the quarter and $1.5 million for the year-to-date period. These increases were offset by a decrease in distributions from our other equity securities of $129 thousand for the quarter and $376 thousand for the year-to-date period.
The following table presents a reconciliation of Adjusted EBITDA reported in the consolidated statements of income and comprehensive income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Pro Forma June 30, 2015 (2)
Adjusted EBITDA	$8,181,237	$5,480,749	$16,433,265	$10,705,154	$34,666,044
Other Adjustments:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	—	(341,484)	371,323	(832,744)	371,323
Net realized and unrealized gain on securities, noncash portion	18,238	2,084,026	438,172	3,378,208	438,172
Depreciation & amortization	(3,495,986)	(3,220,253)	(7,544,818)	(6,367,231)	(11,342,982)
Interest expense, net	(1,126,888)	(819,360)	(2,274,160)	(1,646,337)	(6,915,817)
Non-controlling interest attributable to depreciation, amortization and interest expense	559,674	565,109	1,119,486	1,130,409	1,119,486
Income tax benefit (expense)	48,863	(742,879)	(271,502)	(1,256,392)	(271,502)
Preferred dividend requirements	(1,037,109)	—	(1,774,609)	—	(2,074,219)
Income Attributable to Common Stockholders	$3,148,029	$3,005,908	$6,497,157	$5,111,067	$15,990,505

Weighted Average Shares of Common Stock Outstanding:
Basic	47,618,765	31,637,568	47,118,789	30,810,060	59,565,267
Diluted	49,317,067	31,637,568	47,972,632	30,810,060	76,989,515
Net earnings per share:
Basic	$0.07	$0.10	$0.14	$0.17	$0.27
Diluted (3)	$0.06	$0.10	$0.14	$0.17	$0.26
AFFO per share:(1)
Basic	$0.14	$0.14	$0.29	$0.28	$0.46
Diluted (3)	$0.13	$0.14	$0.28	$0.28	$0.41
(1) For a full reconciliation of AFFO per share (basic and diluted) to Income Attributable to CorEnergy Stockholders, see FFO/AFFO Reconciliation table presented herein.
(2) Pro forma Adjusted EBITDA attributable to Common Stockholders illustrating the effects of all 2015 transactions as if they occurred on January 1, 2015.
(3) Interest expense on the Convertible Notes outstanding is added back for calculation of the dilution per share.

Net Distributions and Dividends Recorded as Income
The following table summarizes the breakout of net distributions and dividends reported as income on the income statement. The table begins with the gross cash distributions and dividend income received from our investment securities during the period. This amount is increased by cash distributions received in a prior period that were, at the time, deemed a return of capital and have been reclassified during the current period as income. Finally, a reduction is shown for cash distributions received in the current period that are deemed a return of capital and, as such, are not included in income received from investment securities. The portion of the distributions that are deemed to be return of capital in any period are based on estimates made at the time such distributions are received. These estimates may subsequently be revised based on information received from the portfolio company after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

Net Distributions and Dividends Recorded as Income
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Pro Forma June 30, 2015(1)
Gross distributions and dividends received from investment securities	$218,557	$347,472	$467,506	$843,788	$467,506
Add:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	—	—	371,323	—	371,323
Less:
Distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	25,147	—	55,011	—	55,011
Net distributions and dividends recorded as income	$193,410	$347,472	$783,818	$843,788	$783,818
(1) Pro forma Net Distributions and Dividends Recorded as Income illustrating the effects of all 2015 transactions as if they occurred on January 1, 2015.
Net Realized and Unrealized Gain on Securities
The decrease in realized and unrealized gain from other equity securities for the three and six months ended June 30, 2015 totaled $2.0 million and $2.9 million, respectively, as compared to the prior-year periods. For the three and six months ended June 30, 2015, the Company recognized an unrealized gain on the fair value adjustment of our other equity securities of $18 thousand and $438 thousand, respectively. Further, the characterization of distributions received from private investments is estimated based on prior year activity. After receiving the 2014 K-1s, which depict the Company's share of income and losses from the investment in the security, it was determined that $371 thousand of previously unrealized gain should be reclassified as dividend income during the six month period ending June 30, 2015.
Depreciation and Amortization
Depreciation and amortization expense increased $276 thousand and $1.2 million for the three and six months ended June 30, 2015, as compared to the prior-year periods. For the three months ended June 30, 2015, a $762 thousand increase is attributable to the newly acquired MoGas Pipeline System and a $75 thousand increase is attributable to the Portland Terminal Facility. These combined increases are offset by a $570 thousand decline in depreciation expense due to the termination of the PNM Lease Agreement. Depreciation and amortization for Pinedale LGS and Omega remained relatively flat between the three and six months ended June 30, 2015, and the prior-year periods, as there were no major acquisitions or disposals of property, plant or equipment.
Interest Expense
Interest expense was approximately $1.1 million and $2.3 million for the three and six months ended June 30, 2015, respectively, as compared to $819 thousand and $1.6 million for the prior-year periods. The increase is primarily attributable to interest incurred from the borrowing on the Regions Revolver Facility in connection with the MoGas Transaction and deferred debt costs associated with the KeyBank and Regions Revolver facilities.
Non-Controlling Interest Attributable to Depreciation, Amortization and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Non-controlling interest attributable to depreciation, amortization and interest expense items was $560 thousand and $565 thousand for each of the three months ended June 30, 2015 and 2014, respectively, and $1.1 million for each of the six months ended June 30, 2015 and 2014.

Net Income Attributable to CorEnergy Stockholders
Net income attributable to CorEnergy stockholders was $4.2 million for the three months ended June 30, 2015, as compared to $3.0 million for the prior-year period. After deducting $1.0 million for the portion of preferred dividends declared on July 31, 2015, that are allocable to the current period, net income attributable to common stockholders was $3.1 million, or $0.07 per common share. For the six months ended June 30, 2015, net income attributable to CorEnergy stockholders was $8.3 million as compared to $5.1 million for the prior-year period. After deducting $1.8 million for the portion of preferred dividends declared on May 29 and July 31, 2015, that are allocable to the current periods, net income attributable to common stockholders was $6.5 million, or $0.14 per common share as compared to $5.1 million, or $0.17 per common share, for the prior-year period.
PRO FORMA ADJUSTMENTS
The preceding unaudited pro forma condensed consolidated results of operations are based upon currently available information and certain estimates and assumptions made by management; therefore, actual results could differ materially from the pro forma information. However, we believe the assumptions provide a reasonable basis for presenting the significant effects of the transactions noted herein. We believe pro forma adjustments give appropriate effect to those assumptions and are properly applied in the pro forma information. The 2015 transactions include: the GIGS transaction, the Portland Terminal Facility Capex Project, the Preferred Equity Offering and the sale of EIP.
Lease Revenue, Net Cash Distributions, Financing Revenue and Operating Results
The amount of incremental pro forma lease revenue for the six months ended June 30, 2015, is $19.8 million, which includes $20.3 million related to the GIGS assets and $59 thousand related to the Portland Terminal Facility, offset by approximately $638 thousand related to the sale of EIP.
The pro forma adjustment to expenses is due to an increase in management fees. The incremental increase of $1.5 million in management fees is due to the addition of approximately $239 million in managed assets for the GIGS assets and an incremental $470 thousand for the Portland Terminal Facility.
The pro forma adjustment to preferred dividend requirements is due to an additional 27 days the preferred equity would have been outstanding if raised on the first day of the year. This results in an incremental $300 thousand in preferred dividends requirements.
Adjusted EBITDA
Pro forma depreciation expense increased $3.8 million for the six month period ended June 30, 2015. The increase is attributable to the newly acquired GIGS assets, $4.3 million, the Portland Terminal Facility, $24 thousand, and slightly offset by the removal of depreciation of $570 thousand due to the sale of EIP.
The pro forma adjustment to interest expense is due to the Convertible Bond offering of $115 million, the pay down of the revolving line of credit with Regions bank of $32 million, the draw on the revolving line of credit with Regions bank of $42 million and the amortization of related fees and the payment of unused fees associated with unused borrowing capacity on the Regions Bank credit facility in connection with the GIGS transaction. The incremental increase in pro forma cash interest expense for the six month period ended June 30, 2015, is $4.6 million, which includes interest expense of $4 million for the Convertible Bonds, $650 thousand for the draw on the revolving line of credit, $97 thousand in amortization of fees and $59 thousand in incremental unused fees from the increased availability, slightly offset by the $131 thousand of interest savings from the pay down of the revolving line of credit.

Book Value per Share
As of June 30, 2015, our equity increased by approximately $122.4 million to $432.6 million from $310.5 million as of December 31, 2014. This increase principally consists of net proceeds from our January offering of preferred stock totaling approximately $54.2 million, net proceeds from our June offering of common stock totaling approximately $73.4 million, and net income attributable to CorEnergy stockholders for the six months ended June 30, 2015 of approximately $8.3 million, partially offset by dividends paid of approximately $13.5 million.

Book Value Per Share
Analysis of Equity	June 30, 2015	December 31, 2014	Pro Forma June 30, 2015 (1)
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 and 0 issued and outstanding as of June 30, 2015, and December 31, 2014	$56,250,000	$—	$56,250,000
Capital stock, non-convertible, $0.001 par value; 59,611,472 and 46,605,055 shares issued and outstanding at June 30, 2015, and December 31, 2014 (100,000,000 shares authorized)	59,611	46,605	59,611
Additional paid-in capital	376,102,899	309,950,440	376,102,899
Accumulated retained earnings	—	—	—
Accumulated other comprehensive income	195,397	453,302	195,397
Total CorEnergy Stockholders' Equity	432,607,907	310,450,347	432,607,907
Subtract: 7.375% Series A cumulative redeemable preferred stock	(56,250,000)	—	(56,250,000)
Adjusted CorEnergy Common Stockholders' Equity	376,357,907	310,450,347	376,357,907
Common shares outstanding	59,611,472	46,605,055	59,611,472
Book Value per Common Share	$6.31	$6.66	$6.31
(1) Pro forma Book Value Per Share illustrating the effects of all 2015 transactions as if they occurred on January 1, 2015.
NAREIT FFO
FFO is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. As defined by the National Association of Real Estate Investment Trusts, NAREIT FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses of depreciable properties, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs) and after adjustments for unconsolidated partnerships and noncontrolling interests. Adjustments for noncontrolling interests are calculated on the same basis. We define FFO attributable to common stockholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO attributable to common shareholders may differ from methods used by other REITs and, as such, may not be comparable.
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
In light of the per share AFFO growth that we foresee in our operations, we are targeting 1 percent to 3 percent annual dividend growth. We can provide no assurances regarding our total return or annual dividend growth. See "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2014 and in Part II, Item 1A of this report, for a discussion of the many factors that may affect our ability to make distributions at targeted rates, or at all.
PRO FORMA NAREIT FFO
Pro forma NAREIT FFO for the proforma six month period ended June 30, 2015, totaled approximately $26.3 million. Pro forma NAREIT FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above.
PRO FORMA FFO ADJUSTED FOR SECURITIES INVESTMENTS (PRO FORMA FFO)
Pro forma FFO for six months ended June 30, 2015, totaled approximately $25.8 million. Pro forma FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for six months ended June 30, 2015, by eliminating net realized and unrealized gain on other equity securities of approximately $493 thousand; eliminating net distributions and dividend income of approximately $784 thousand; adding distributions received from investment securities of approximately $468 thousand; and adding back income tax expense of approximately $271 thousand.
PRO FORMA AFFO
Pro forma AFFO for six months ended June 30, 2015, totals approximately $27.1 million. In addition to the adjustments outlined in the AFFO definition above, we have included an historical adjustment to back out lease revenue associated with the EIP investment. This adjustment totals $540 thousand and is reversed for the proforma six months ended June 30, 2015, due to the sale of EIP on April 1, 2015. The following table presents a comparison of NAREIT FFO, FFO Adjusted for Securities Investment and AFFO, for the three and six months ended June 30, 2015 and June 30, 2014, and pro forma for the six months ended June 30, 2015:

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Pro Forma June 30, 2015 (1)
Net Income attributable to CorEnergy Stockholders	$4,185,138	$3,005,908	$8,271,766	$5,111,067	$18,064,724
Less:
Preferred Dividend Requirements	1,037,109	—	1,774,609	—	2,074,219
Net Income attributable to Common Stockholders	3,148,029	3,005,908	6,497,157	5,111,067	15,990,505
Add:
Depreciation	3,480,644	3,204,911	7,514,134	6,336,548	11,312,298
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	411,455	411,455	822,909	822,910	822,909
NAREIT funds from operations (NAREIT FFO)	6,217,218	5,799,364	13,188,382	10,624,705	26,479,894
Add:
Distributions received from investment securities	218,557	347,472	467,506	843,788	467,506
Income tax expense (benefit), net	(48,863)	742,879	271,502	1,256,392	271,502
Less:
Net distributions and dividend income	193,410	5,988	783,818	11,044	783,818
Net realized and unrealized gain on other equity securities	43,385	2,084,026	493,183	3,378,208	493,183
Funds from operations adjusted for securities investments (FFO)	6,150,117	4,799,701	12,650,389	9,335,633	25,941,901
Add:
Transaction costs	74,551	20,732	747,298	36,949	747,298
Amortization of debt issuance costs	307,930	144,840	613,640	289,680	711,568
Amortization of deferred lease costs	15,342	15,342	30,684	30,683	30,684
Amortization of above market leases	—	72,985	72,987	145,969	—
Noncash costs associated with derivative instruments	(34,529)	(17,443)	(51,409)	(34,932)	(51,409)
Less:
EIP Lease Adjustment	—	542,809	542,809	1,085,618	—
Non-Controlling Interest attributable to AFFO reconciling items	22,227	23,179	45,511	46,349	45,511
Adjusted funds from operations (AFFO)	$6,491,184	$4,470,169	13,475,269	8,672,015	27,334,531

Weighted Average Shares of Common Stock Outstanding:
Basic	47,618,765	31,637,568	47,118,789	30,810,060	59,565,267
Diluted	49,317,067	31,637,568	47,972,632	30,810,060	76,989,515
NAREIT FFO attributable to Common Stockholders
Basic	$0.13	$0.18	$0.28	$0.34	$0.44
Diluted	$0.13	$0.18	$0.27	$0.34	$0.40
FFO attributable to Common Stockholders
Basic	$0.13	$0.15	$0.27	$0.30	$0.44
Diluted (2)	$0.12	$0.15	$0.26	$0.30	$0.39
AFFO attributable to Common Stockholders
Basic	$0.14	$0.14	$0.29	$0.28	$0.46
Diluted (2)	$0.13	$0.14	$0.28	$0.28	$0.41
(1) Pro forma NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation illustrating the effects of all 2015 transactions as if they occurred on January 1, 2015.
(2) Interest expense on the Convertible Notes outstanding is added back for calculation of the dilution per share.

NAREIT FFO
NAREIT FFO for the three months ended June 30, 2015 and 2014, totaled approximately $6.2 million and $5.8 million , respectively. For the six months ended June 30, 2015 and 2014, NAREIT FFO totaled approximately $13.2 million and $10.6 million, respectively. NAREIT FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above.
We subtract dividends on preferred shares in arriving at Net Income attributable to Common Stockholders. The $1.0 million of preferred dividends for the three months ended June 30, 2015, represents the first full quarter of dividends on our 7.375% Cumulative Preferred Shares issued in January 2015. For the six months ended June 30, 2015, we deducted $1.8 million which includes the partial month of January 2015. For purposes of pro forma presentation, the $2.1 million represents a full six months of dividends on the preferred shares.
For the three and six months ended June 30, 2015, $0 thousand and $69 thousand, respectively, of net income is attributable to the PNM Lease Agreement, as compared to $69 thousand and $137 thousand for the prior year periods. Included in the amount being added back to depreciation expense is $570 thousand for six months ended June 30, 2015, and $1.1 million for the six months ended June 30, 2014, of depreciation attributable to EIP leased asset. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
FFO for the three months ended June 30, 2015 and 2014, totaled approximately $6.2 million and $4.8 million, respectively. FFO for the six months ended June 30, 2015 and 2014, totaled approximately $12.7 million and $9.3 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the three and six months ended June 30, 2015, by adding distributions received from investment securities of approximately $219 thousand and $468 thousand, respectively; by subtracting net income tax benefit of approximately $49 thousand for the three months ended June 30, 2015, and adding back $272 thousand of net income tax expense for the three months ended June 30, 2014; by eliminating net distributions and dividend income from investment securities of approximately $193 thousand and $784 thousand; and by adjusting for noncash items impacting net income by eliminating net realized and unrealized gain on other equity securities of approximately $43 thousand and $493 thousand, respectively.
AFFO
AFFO for the three months ended June 30, 2015 and 2014, totaled approximately $6.5 million and $4.5 million, respectively. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. This adjustment totals $0 thousand for the three months ended June 30, 2015, and $543 thousand for each of the six months ended June 30, 2015 and 2014. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
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
For years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 is 20 percent. The Company elected to be taxed as a REIT for 2013 and subsequent years rather than a C corporation and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. A portion of our normal distributions in 2013 have been characterized for federal income tax purposes as a distribution of those earnings and profits from non-REIT years and have been treated as QDI. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution will be treated as QDI.
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
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of June 30, 2015, are included in Notes 3, 4, 5 and 6 in the Notes to the Consolidated Financial Statements included in this report. This section provides additional information concerning material developments related to our asset portfolio, including our remaining private equity securities, during the six months ended June 30, 2015.
Grand Isle Gathering System
On June 23, 2015, we (i) completed a follow-on equity offering of 12,937,500 shares of common stock that generated $73.5 million in proceeds net of underwriting discounts, (ii) completed a new issue of convertible debt in an underwritten public offering that generated $111.3 million in proceeds net of underwriting discounts, and (iii) drew approximately $42 million under our existing Senior Credit Facility. On June 30, 2015, our subsidiary, Grand Isle Corridor, LP ("Grand Isle Corridor"), used the net proceeds from the offerings and the advance under our Senior Credit Facility to close on a Purchase and Sale Agreement to acquire the GIGS from a subsidiary of EXXI for $245 million, the assumption of asset retirement obligation liabilities of approximately $12.2 million, asset acquisition costs of approximately $1.9 million and deferred lease costs of approximately $298 thousand for total consideration of $259.4 million. Grand Isle Corridor, LP also entered into a long-term triple-net lease agreement relating to the use of the GIGS with EXXI Tenant.
Physical Assets
The GIGS includes 153 miles of offshore pipeline in the Gulf of Mexico that connects to seven producing fields, six of which are operated by EXXI and one by ExxonMobil, and includes a 16-acre onshore terminal and saltwater disposal system consisting of four storage tanks, a saltwater disposal facility with three injection wells, and associated pipelines, land, buildings and facilities.  Five other shippers utilize the GIGS for transportation of oil to onshore sales points and transportation of produced water for disposal onshore. Tangible assets excluding land will be depreciated over the 30-year depreciable life of the leased property with associated depreciation expense expected to be approximately $8.6 million annually beginning July 1, 2015.

Lease
Grand Isle Corridor, LP entered into a long-term triple-net lease agreement (the “Grand Isle Lease Agreement”) on June 30, 2015, relating to the use of the GIGS with EXXI Tenant, a wholly owned operating subsidiary of EXXI. The Grand Isle Lease Agreement has an initial eleven-year term and may be extended for one additional term equal to the lesser of nine years or 75 percent of the expected remaining useful life of the GIGS. EXXI Tenant's obligations under the Grand Isle Lease Agreement are guaranteed by EXXI, and CorEnergy guarantees the obligations of Grand Isle Corridor. During the initial term, EXXI Tenant will make variable minimum monthly rental payments that are initially $2.6 million in year one, increase to a maximum of $4.2 million in year seven and decline to $3.5 million in year eleven. In addition, EXXI Tenant will pay variable rent payments based on a ten percent participation above a pre-defined threshold, which will be calculated on the volumes of EXXI oil that flow through the GIGS, multiplied by the average daily closing price of crude oil for the applicable calendar month. Variable rent will be capped at 39 percent of the total rent each month.
Pinedale LGS
The 2015 annual adjustment for changes in the CPI (capped at 2 percent, annually) resulted in an increase in quarterly rent under the Pinedale Lease Agreement of $85 thousand. We are also eligible for a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the Pinedale LGS in a prior month. As of June 30, 2015, no variable rent based on throughput was due under the Pinedale Lease Agreement.
Ultra Petroleum announced it is dedicating $450.0 million of its $500.0 million drilling capital 2015 budget to Pinedale, where its drilling costs continue to come down and its economics continue to be sustained at current gas prices.  Ultra Petroleum has estimated approximately 4,700 gross locations still remain to be drilled at Pinedale.
Portland Terminal Facility
The base rent under the Portland Lease Agreement is expected to increase based on a percentage of specified construction costs incurred by LCP Oregon, estimated at $10.0 million. Assuming such improvements are completed, the base rent will increase by approximately $96 thousand per month. As of June 30, 2015, additional spending on terminal-related projects totaled approximately $8.8 million. Base rent as of June 30, 2015, was approximately $500 thousand, of which, $83 thousand represents the increase related to construction improvements. The base rent is not influenced by the flow of hydrocarbons. As of June 30, 2015, no variable rent based on throughput was due under the Portland Lease Agreement.
During February 2015, Arc Logistics Partners LP, agreed to acquire a crude unloading terminal and a 4-mile crude oil pipeline, the Joliet Terminal, which was in the final stage of construction in Joliet, Illinois. On May 14, 2015, Arc Logistics announced that the Joliet Terminal had become commercially operable and this acquisition had been completed. The Joliet Terminal has the capability to unload approximately 85 thousand barrels of crude oil per day, has approximately 300 thousand barrels of storage and a 4-mile pipeline connection to a common carrier crude oil pipeline. The facility also has rail and marine access and capabilities as well as more than 80 acres of land available for future expansion.
During July 2015, Arc Logistics Partners LP acquired all limited liability company interests in UET Midstream, LLC ("UET Midstream") from United Energy Trading, LLC and Hawkeye Midstream for a total purchase price of $76.6 million. UET Midstream's principal assets consist of a newly constructed, substantially completed crude oil terminal (the"Pawnee Terminal") and a nearby development property in northeastern Weld County, Colorado. The Pawnee Terminal serves as the primary injection point on the Northeast Colorado Lateral of the Pony Express Pipeline. The Pawnee Terminal has approximately 200,000 barrels of commingled storage capacity, with room for additional storage capacity, and is capable of receiving crude oil via truck unloading stations and connections to local crude oil gathering systems.
MoGas
MoGas, had a contingency arising from its certification proceeding before the FERC. On April 7, 2015, the DC Circuit Court of Appeals issued a ruling upholding the FERC's decision to allow MoGas to include the acquisition premium in their rate base for purposes of determining initial rates. The Missouri Public Service Commission had 90 days from the date of the judgment to appeal to the Supreme Court.  That date passed on July 6 without appeal, for additional information see Note 21 in the Notes to the Consolidated Financial Statements in this report.
Black Bison Financing Notes Receivable
See Note 6 in the Notes to Consolidated Financial Statements included in this report for a description of certain waivers we have granted under the Black Bison notes receivable due to reduced drilling activity in Black Bison WS's area of operations.

Eastern Interconnect Project
Through April 1, 2015, the EIP was leased to PNM under a triple-net lease. The EIP lease terminated on April 1, 2015, with the sale of the Company’s 40 percent undivided interest for cash of $7.7 million, received on April 1, 2015.
Omega Pipeline
Omega Pipeline owns and operates a natural gas distribution system at the US Army's Fort Leonard Wood, in south central Missouri. Omega Pipeline serves the natural gas needs of Fort Leonard Wood and other customers in the surrounding area. The Company provides financing to Omega Pipeline secured by Omega Pipeline's real property assets which allows for a maximum principal balance of $5.3 million. At June 30, 2015, and December 31, 2014, the principal balance outstanding was approximately $5.2 million and $5.3 million, respectively.
Omega Pipeline's agreement with the Department of Defense ("DOD") was set to expire on January 31, 2015. On January 28, 2015, the DOD awarded Omega a six-month bridge extension of the current agreement for Omega to continue providing natural gas and gas distribution services until a new agreement is reached. On June 12, 2015, the DOD gave notice of their intent to extend the bridge agreement to October 31, 2015 to provide additional time to negotiate terms for a new 10 year agreement. Omega is currently working to reach terms under a new 10 year agreement that are very similar to those in the previous 10 year agreement by the end of 2015.
Private Security Assets
As of June 30, 2015, investments in securities of energy infrastructure companies represents approximately 1.4 percent of the Company’s total assets. Following is a summary of the fair values of the other equity securities that we held at June 30, 2015, as they compare to the fair values at December 31, 2014.

Fair Value of Other Equity Securities
Portfolio Company	Fair Value At June 30, 2015	Fair Value At December 31, 2014	$ Change	% Change
Lightfoot	$9,984,805	$9,217,181	$767,624	8.3%
Black Bison Warrant	115,000	355,000	(240,000)	(67.6)%
Total Other Equity Securities	$10,099,805	$9,572,181	$527,624	5.5%
Lightfoot
The fair value of Lightfoot as of June 30, 2015, increased approximately $768 thousand, or 8.3 percent, as compared to the valuation at December 31, 2014, primarily due to the change in value of Arc Logistics' publicly traded shares and a decrease in the Company's marketability discount. The Company received a first and second quarter distribution of approximately $246 thousand and $207 thousand, respectively. ARCX is the publicly listed common unit trading symbol for Arc Logistics.
Based on the expected minimum quarterly distributions that Arc Logistics described in its IPO prospectus, preliminary budgets provided by Gulf LNG, distributions received through June 30, 2015, and ongoing discussions with Lightfoot’s management, the Company currently expects to receive distributions of approximately $1.0 million from Lightfoot during fiscal 2015, provided there are no reductions in the distributions to fund other uses of capital at Lightfoot. The Company expects distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics and Gulf LNG. However, both the ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG nor Lightfoot is under any obligation to make such distributions.  Accordingly, there can be no assurance that our expectations concerning 2015 distributions from Lightfoot will be realized.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2015, we had approximately $60.4 million available for future investment representing cash of $12.4 million plus revolver availability of $48.0 million. On July 8, 2015, we expanded our credit facilities from $93.0 million to $153.0 million consisting of a $108.0 million revolver, $3.0 million of which is designated for subsidiary operations, and a $45.0 million term loan. Proceeds from the term loan, less fees of approximately $980 thousand were used to pay off the outstanding balance on the revolver, plus interest, leaving a net increase to cash of approximately $1.9 million. As a result of the increase in our credit facility, we have approximately $119.3 available for future investment.

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
Cash Flows - Operating, Investing and Financing Activities
Cash Flows from Operating Activities
For the six months ended June 30, 2015, cash provided by operating activities totaled approximately $14.6 million, representing an increase of approximately $2.3 million over the same period of the prior year. The significant increases and decreases in cash provided by operating activities that primarily drove this change included the following:
Increases in Cash from Operating Activities

•	MoGas: During the first six months of 2015, the net operating results of MoGas, acquired in November 2014, contributed $5.2 million to the increase in cash from operating activities.

•
Portland Terminal Facility: When the Portland Terminal was acquired in January 2014, a certain amount of construction was required before the terminal became fully operational. Accordingly, the lessor was granted a partial rent holiday during the first six months of the lease.  For the six months ended June 30, 2015, the Portland Terminal lease payments had increased to the full amount of the base rent and had also increased as a result of nearly $9 million in completed construction projects, contributing approximately $1.6 million to the increase in cash provided by operating activities as compared to the prior year.

•	Financing Notes: Additional payments to the Company resulting from a July 2014 increase in Financing Notes Receivable contributed nearly $800 thousand to the increase over prior year.

Decreases in Cash from Operating Activities

•
EIP:  The first half of 2014 included nearly $4.3 million in advance rental payments.  In conjunction with the agreement to sell EIP to PNM on April 1, 2015 upon expiration of the lease, the lease payments that would have been due over the remainder of the term were accelerated and paid in full on January 1, 2014.

•
Management Fees:  A net increase in the Company’s asset base for the six months ended June 30, 2015 as compared to the prior year period resulted in approximately $986 thousand in additional management fees paid to Corridor.

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015, was $242.3 million. In the second quarter of 2015 the Company deployed approximately $246.5 million to acquire the GIGS assets. Also, during the first half of 2015, an additional $3.4 million was invested in terminal-related improvement projects for the Portland Terminal Facility. The sale of the EIP asset on April 1, 2015 provided additional cash from investing activities of approximately $7.7 million.
Net cash used in investing activities for the six months ended June 30, 2014, totaled $47.0 million. In January, 2014, the company paid approximately $41.0 million for the purchase the Portland Terminal Facility. An additional $1.6 million was invested in terminal-related improvement projects by the end of June 2014. The company also used approximately $4.3 million to fund the initial loan to Black Bison WS in March 2014.
Cash Flows from Financing Activities
During the six months ended June 30, 2015, net cash provided by financing activities was $232.5 million. The company raised net proceeds from the January 2015 Series A preferred stock offering of $54.2 million, of which, $32.0 million was subsequently used to pay down the revolver. In June 2015, in connection with the acquisition of the GIGS assets, the company raised a total of $226.7 million, as follows: (i) $73.4 million net proceeds were raised in a follow-on common stock offering; (ii) $111.3 million in net proceeds from the 7.00 percent Convertible Note offering; and (iii) drew $42.0 million on the Regions Revolver. The company also paid $1.4 million in preferred dividends and $12.0 million in common dividends.
During the six months ended June 30, 2014, the net cash provided by financing activities totaled $35.7 million. In January 2014, the Company raised net proceeds of $45.6 million in a follow-on common stock offering related to the acquisition of the Portland Terminal Facility. Total common stock dividends paid during the first six months of 2014 totaled just over $7.0 million. Distributions to noncontrolling interests of $1.2 million and principal payments on the KeyBank Term Facility totaling $1.2 million account for the remaining cash used by financing activities.

Revolving and Term Credit Facilities
Pinedale Facility
Pinedale LP has a $70.0 million secured term credit facility with KeyBank that provides for monthly payments of principal and interest. Outstanding balances under the credit facility generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent and are secured by the Pinedale LGS. Pinedale LP is obligated each month to pay all accrued interest as well as principal payments of $294 thousand. The KeyBank Term Facility expires at the end of December 2015, with an option to extend through December 2016. The Company will either exercise its option to extend or will refinance the remaining balance on the loan.
Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In December of 2012, we executed interest rate swap derivatives covering $52.5 million of notional value of the KeyBank Term Facility, to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. The interest rate swap derivatives executed in December of 2012 have remained in place and effectively fix the rate of interest on $52.5 million of the KeyBank Term Facility at a base rate of 3.25 percent plus 0.865 percent.
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
On September 26, 2014, the company entered into a $30.0 million revolving credit facility with Regions Bank, then on November 24, 2014, increased the credit facility to $90.0 million in conjunction with the MoGas Transaction. There were no borrowings on the Regions Revolver between September 26, 2014 and November 24, 2014. The facility had a maturity of November 24, 2018. For the first six months, subsequent to the increase, the facility accrued interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. On and after May 24, 2015, the interest rate will be determined by a pricing grid where the applicable interest rate is anticipated to be LIBOR plus 2.75 percent to 3.50 percent, depending on the company's leverage ratio at such time. On June 29, 2015, the Company borrowed against the revolver in the amount of $42.0 million in conjunction with the GIGS transaction.
On July 8, 2015, the Company amended and upsized its existing $93 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153 million, consisting of (i) an increase in the Regions Revolver to $105 million and (ii) a $45 million term loan at the CorEnergy parent entity level and $3 million at the subsidiary entity level (the "Regions Term Loans" and, collectively with the upsized Regions Revolver, the "Regions Credit Facility"). Upon closing the Regions Credit Facility, CorEnergy drew $45 million on the Regions Term Loan at the parent level to pay down the balance on the Regions Revolver that had been used in funding the recent GIGS acquisition. The Company now has approximately $108 million of available borrowing capacity on the Regions Revolver.
The Regions Credit Facility has a maturity date of December 15, 2019 for both the Regions Revolver and the Regions Term Loans. Borrowings under the Regions Credit Facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent - 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The Regions Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). Upon the occurrence of an event of default, payment of all amounts outstanding under the Regions Credit Facility shall become immediately due and payable.
The Regions Credit Facility is secured by substantially all of the assets owned by the company and its subsidiaries other than (i) the assets held by Mowood, LLC, Omega Pipeline Company, Pinedale Corridor, LP and Pinedale, GP Inc. (the "Unrestricted Subs") and (ii) the equity investments in the Unrestricted Subs. See Note 22 in the Notes to the Consolidated Financial Statements included in this report for additional information concerning the terms of the new Regions Credit Facility entered into as of July 8, 2015 (consisting of new term loan borrowings as well as the expansion of the Regions Revolver discussed above).
Convertible Notes
On June 29, 2015, CorEnergy Infrastructure Trust, Inc. completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020. The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.

The Company may not redeem the Convertible Notes prior to the maturity date.  Holders may convert their Convertible Notes into shares of the Company’s common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes is 151.5152 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $6.60 per share of Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture. Refer to Note 15 in the Notes to the Consolidated Financial Statements included in this report for additional information.
MoGas Credit Facility
In conjunction with the MoGas Transaction, MoGas Pipeline LLC and United Property systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and reborrow loans up to$3.0 million outstanding at any time. On July 8, 2015 the revolving credit agreement was amended and restated in accordance with the expansion of the REIT credit facilities mentioned previously. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver and term loan. As of June 30, 2015, there had been no borrowings against the MoGas Revolver. As of June 30, 2015, the co-borrowers are in compliance of all covenants of the MoGas Revolver.
Mowood/Omega Credit Facility
On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a Revolving Note Payable Agreement ("2014 Note Payable Agreement") with a financial institution, extending the maturity date to January 31, 2015. Then on January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015. The 2014 Note Payable Agreement has a maximum borrowing base of $1.5 million. Borrowings on the Note Payable are secured by Mowood’s assets. Interest accrues at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75 percent at June 30, 2015) and is payable monthly, with all outstanding principal and accrued interest payable on the termination date of July 31, 2015. The balance outstanding at June 30, 2015 was approximately $150 thousand. The Note Payable Agreement contains various restrictive covenants, with the most significant relating to minimum consolidated fixed charge ratio, the incidence of additional indebtedness, member distributions, extension of guaranties, future investments in other subsidiaries and change in ownership. The 2014 Note Payable Agreement provides for an unused credit line fee of 20 basis points per month.
On July 31, 2015, the 2014 Note Payable Agreement was allowed to expire and a new $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank. The new Mowood/Omega Revolver will be used for working capital and general business purposes, is guaranteed and secured by the assets of Mowood and has a maturity of July 31, 2016. Interest accrues at LIBOR plus 4.00 percent and is payable monthly in arrears with no unused fee.
Debt Covenants
All of our debt agreements contain customary restrictive covenants related to financial and operating performance, including restrictions on additional debt, investments, distributions, etc., and such covenants include exceptions and qualifications. For example, and without limiting the foregoing, as of June 30, 2015, the Regions Revolver was subject to (i) a minimum fixed charge ratio of 3.5 to 1.0; (ii) a maximum total leverage ratio of 5.5 to 1.0; (iii) a maximum total recourse leverage ratio (which generally excludes debt from Unrestricted Subs) of 3.25 to 1.0 for the period ending March 31, 2015, and 3.0 to 1.0 thereafter; and (iv) a maximum total funded debt to capitalization ratio of 50 percent.
As of July 8, under the amended and restated Regions Revolver and term loan agreement the company is subject to certain revised financial covenants as follows; (i) a minimum debt service coverage ratio of 2.0 to 1.0; (ii) a maximum total leverage ratio of 5.0 to 1.0; (iii) a maximum senior secured recourse leverage ratio (which generally excludes debt from Unrestricted Subs) of 3.00 to 1.0.; and (iv) a maximum total funded debt to capitalization ratio of 50 percent.
The KeyBank Term Facility is subject to (i) a minimum interest rate coverage ratio of 5.5 to 1.0; (ii) a maximum leverage ratio, as of the date hereof and through the computation period ending August 31, 2015, 3.5 to 1.0 and, thereafter, 3.25 to 1.0; and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the company level.
We were in compliance with all covenants at June 30, 2015.

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

On January 23, 2015, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities, with an aggregate offering price of up to $300.0 million. The following summarizes transactions that have occurred through June 30, 2015 under the January 23, 2015 shelf:

•	DRIP Shares - As of June 30, 2015 we have issued 60,123 shares of common stock under the Company’s dividend reinvestment plan that reduced availability by approximately $400.5 thousand.

•
Directors' compensation plan - As of June 30, 2015, under the Directors' compensation plan the Company has issued 4,310 shares of common stock that reduced availability by approximately $30.0 thousand.

•	June 2015 - In connection with the purchase of the GIGS we completed a follow-on offering of 12,937,500 shares of common stock that reduced availability by $77.6 million.

•	June 2015 - In connection with the purchase of the GIGS we issued debt convertible to the company's common stock that reduced availability by $115.0 million
As of June 30, 2015, the remaining availability under our January 2015 shelf registration statement was approximately $106.9 million of maximum aggregate offering price of securities.
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

Liquidity and Capitalization
	As of June 30, 2015	As of December 31, 2014
Cash and cash equivalents	$12,440,444	$7,578,164
Line of credit	$42,149,925	$32,141,277

Long-term debt (excluding current maturities)	173,030,500	63,532,000
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	56,250,000	—
Capital stock, non-convertible, $0.001 par value	59,611	46,605
Additional paid-in capital	376,102,899	309,950,440
Accumulated retained earnings	—	—
Accumulated other comprehensive income	195,397	453,302
CorEnergy equity	432,607,907	310,450,347
Total CorEnergy capitalization	$605,638,407	$373,982,347
As previously mentioned, the July 2015 expansion of the company's credit facility resulted in the use of $42.0 million, of the $45.0 million in term debt to pay down the line of credit, net of fees and interest. We also have two additional lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $3.0 million and $1.5 million, respectively.

Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.
Our sources of liquidity immediately following the expansion of our credit facilities, to pay our 2015 commitments, include the amounts available under our revolving credit facilities of approximately $109.4 million and unrestricted cash on hand of approximately $12.4 million.
We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2016 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Private Securities Investments
As of June 30, 2015, our only remaining securities investment was our investment in Lightfoot. For additional information concerning Lightfoot and related developments during 2015 please refer to the discussion presented above in this Item 2 under the heading “Asset Portfolio and Related Developments.”
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets and, to the extent compatible with our status as a REIT, equity enhancements to certain of our real property investments), and we intend to liquidate our remaining private securities investments in an orderly manner.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of June 30, 2015.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale Debt	$65,296,000	$3,528,000	$61,768,000	$—	$—
Interest payments on Pinedale Debt		$2,217,812	$1,068,441	$—	$—
Convertible Debt				$115,000,000
Interest payments on Convertible Debt		$7,736,944	$16,100,000	$16,100,000	$—
Totals		$13,482,756	$78,936,441	$131,100,000	$—
The Company's revolving credit facilities and Mowood Note Payable are not included in the above table because they relate to indebtedness under a line of credit with no fixed repayment schedule. The above table also does not include scheduled payments due under the new $45 million term loan incurred in connection with the expansion of the Regions Credit Facility in July 2015. Scheduled principal and interest payments due under the $45 million term note begin on September 30, 2015 and continue on the last business day of every quarter until the maturity date. The quarterly payments consist of a $900 thousand principal payment and interest calculated as defined under the terms of the loan. For additional information see Note 14 and Note 22 in the Notes to the Consolidated Financial Statements in this report. Fees paid to Corridor under the Management Agreement and the Administrative Agreement are not included because they vary as a function of the value of our total assets under management. For additional information see Note 11 in the Notes to the Consolidated Financial Statements in this report.
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the acquisition of the Pinedale LGS. The primary term of the credit facility is three years, with an option for a one-year extension. Under the KeyBank Term Facility, Pinedale LP is obligated to make monthly principal payments, which began in the second year of the term, equal to 0.42 percent of the $70 million loan outstanding. Interest accrues at a variable annual rate equal to LIBOR plus 3.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at June 30, 2015 (0.19 percent at June 30, 2015).
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MAJOR TENANTS
As of June 30, 2015, the Company had three significant leases. For additional information concerning each of these leases, see Note 4 in the Notes to the Consolidated Financial Statements included in this report. The table below displays the impact of leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of
	Leased Properties		Lease Revenues
	As of		For the Three Months Ended		For the Six Months Ended
	June 30, 2015	December 31, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Pinedale LGS	40.26%	79.17%	75.90%	71.85%	73.02%	73.42%
Grand Isle Gathering System	50.10%	—	—	—	—	—
Portland Terminal Facility	9.37%	17.24%	23.82%	19.12%	22.19%	17.35%
Public Service of New Mexico	—	3.07%	—	9.03%	4.52%	9.23%
Grand Isle Gathering System
In June 2015, the Company entered into a triple-net lease with Energy XXI GIGS Services, LLC guaranteed by Energy XXI Ltd, which is material to the Company. In view of the fact that EXXI leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward.
EXXI is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of EXXI can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.
Pinedale LGS
In December 2012, the Company entered into a lease guaranteed by Ultra Petroleum, which is material to the Company. In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward.
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
Portland Terminal Facility
In January 2014, the Company entered into a triple-net lease with Arc Terminals for use of the Portland Terminal Facility, which is guaranteed by Arc Logistics. In view of the fact that this lease represents approximately 9 percent the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward.
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
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended June 30, 2015, the sources of our stockholder distributions include lease and financing revenue from our real property assets and distributions from our investment securities. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
The Company paid its fourth quarter common stock dividend of $0.13 per share on February 27, 2015.
On April 29, 2015, the Board of Directors declared the Company's 2015 first quarter common stock dividend of $0.135 per share. The first quarter dividend was paid on May 28, 2015 to shareholders of record on May 15, 2015.
On April 29, 2015, the Board of Directors also declared the initial dividend of $0.635069444 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending March 31, 2015. The preferred stock dividend was paid on May 29, 2015 to shareholders of record on May 15, 2015.
On July 29, 2015, the Board of Directors declared the Company's 2015 second quarter common stock dividend of $0.135 per share. The second quarter dividend is payable on August 31, 2015 to shareholders of record on August 17, 2015.
On July 29, 2015, the Board of Directors also declared a dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending June 30, 2015. The preferred stock dividend is payable on August 31, 2015 to shareholders of record on August 17, 2015.
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
IMPACT OF INFLATION AND DEFLATION
Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices could impact our ability to obtain financings or to refinance our properties and our tenants' ability to obtain credit. During inflationary periods, we intend for substantially all of our tenant leases to be designed to mitigate the impact of inflation. Generally, our leases include rent escalators that are based on the CPI, or other agreed upon metrics that increase with inflation.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of June 30, 2015, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2014.
As of June 30, 2015, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $10.1 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $617 thousand.
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

Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of June 30, 2015, we had $173.0 million in long-term debt (net of current maturities). The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2015, was comprised of $12.8 million under the KeyBank $70 million term credit facility after giving effect to our interest rate swap agreements. A 100 basis point increase in current LIBOR rates would result in an additional $7 thousand of interest expense for the six months ended June 30, 2015, while a 100 basis point decrease in current LIBOR rates would reduce interest expense for such period by $7 thousand. As of June 30, 2015, the fair value of our hedge derivative totaled approximately $68 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase net assets applicable to common shareholders by $1.3 million, while a decrease of 100 basis points would decrease net assets by $1.1 million as of June 30, 2015. See Note 17 of the notes to our Consolidated Financial Statements included in this report for further information concerning quantitative valuations and the qualitative aspects of our use of interest rate hedge swaps to manage interest rate risk.
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
Changes in Internal Control over Financial Reporting
On November 24, 2014, the Company completed its acquisition of MoGas Pipeline LLC (“MoGas”), at which time MoGas became a wholly owned subsidiary of the Company.  The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through June 30, 2015, and believes the internal controls and procedures of MoGas will have a material effect on the Company’s internal control over financial reporting.  See Note 5 “MoGas Transaction” to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.
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
Except for the MoGas Transaction, there were no other material changes in the Company’s internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending June 30, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company’s wholly owned subsidiary, MoGas, was involved in an ongoing matter arising from its certification proceeding before the FERC. As part of that proceeding, the FERC determined initial rates to be used by MoGas. The Missouri Public Service Commission (“MPSC”) alleged that MoGas improperly included a purported acquisition premium associated with purchasing certain assets for the purposes of determining those rates. The FERC held that the issue did not need to be determined until MoGas filed its next rate case. The MPSC appealed that decision to the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”), which reversed the FERC’s decision and remanded the matter to the FERC on the limited issue of whether the premium was properly included in the initial rates. In the interim, MoGas filed and settled the required rate case, which noted that the outcome of the settlement could impact certain rates in effect from June 1, 2008 to December 31, 2009 and after January 1, 2013. On March 31, 2013, the FERC issued an order confirming that the purchase price of the assets could be included in the rate base and initial rates were proper; it further reaffirmed this finding and denied MPSC’s petition for rehearing on September 19, 2013. On November 13, 2013, the MPSC petitioned the D.C. Circuit for review of the FERC’s March and September orders in MPSC v. FERC, Case No. 13-1278. MoGas is an intervenor in that proceeding. On April 7, 2015, the D.C. Circuit issued a ruling upholding the FERC's decision to allow MoGas to include the acquisition premium in their rate base for purposes of determining initial rates.
The MPSC had 90 days from the date of the judgment to appeal to the Supreme Court.  That date passed on July 6 without appeal. Therefore the case is considered closed and the acquisition premium issue settled.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. There have been no material changes to such risk factors since the filing of our Annual Report with the exception of the risk factors listed below, which have been updated to reflect risks associated with our June 2015 GIGS acquisition and the related issuance of the Convertible Notes to finance a portion of our investment in such acquisition. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Risk Related to Our Convertible Notes
We expect that the trading value of the Convertible Notes will be significantly affected by the price of our common stock, which may be volatile.
The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the market price of the Convertible Notes. This may result in significantly greater volatility in the trading value of the Convertible Notes than would be expected for nonconvertible debt securities we may issue.
We cannot predict whether the price of our common stock or interest rates will rise or fall. Trading prices of our common stock will be influenced by our operating results and prospects and by economic, financial, regulatory and other factors. For a discussion of the specific factors that may result in volatility in the market price of our common stock, see the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, general market conditions, including the level of, and fluctuations in, the trading prices of stocks generally, could affect the price of our common stock.
Holders who receive shares of our common stock upon the conversion of their Convertible Notes will be subject to the risk of volatile and depressed market prices of our common stock. There can be no assurances that the market price of our common stock will not fall in the future.
The Notes are structurally subordinated to all liabilities of our existing or future subsidiaries.
Holders of the Convertible Notes do not and will not have any claim as a creditor against any of our present or future subsidiaries. Indebtedness and other liabilities of those subsidiaries, including trade payables, whether secured or unsecured, are structurally senior to our obligations to holders of the Convertible Notes. As of June 30, 2015, our consolidated subsidiaries had approximately $68.9 million of indebtedness and other liabilities of the type required to be reflected on a balance sheet in accordance with U.S. generally accepted accounting principles (including trade payables and excluding intercompany obligations). Our subsidiaries expect from time to time to incur additional indebtedness and liabilities.
In the event of a bankruptcy, liquidation, reorganization or other winding up of any of our subsidiaries, such subsidiaries will pay the holders of their debts, holders of any equity interests, including fund investors, and their trade creditors before they will be able to distribute any of their assets to us (except to the extent we have a claim as a creditor of such subsidiary). Any right that we have to receive any assets of any of the subsidiaries upon the bankruptcy, liquidation, reorganization or other winding up of those subsidiaries, and the consequent rights of holders of Convertible Notes to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively structurally subordinated to the claims of those subsidiaries’ creditors, including trade creditors and holders of any preferred equity interests of those subsidiaries.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Regulatory actions may adversely affect the trading price and liquidity of the Convertible Notes.
Current and future regulatory actions and other events may adversely affect the trading price and liquidity of the Convertible Notes. We expect that many investors in, and potential purchasers of, the Convertible Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Convertible Notes. Investors would typically implement such a strategy by selling short the common stock underlying the Convertible Notes and dynamically adjusting their short position while continuing to hold the Convertible Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, which may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Convertible Notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Convertible Notes.
We may still incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the Indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Our existing credit facilities restrict our ability to incur additional indebtedness, including secured indebtedness, but we may be able to obtain waivers of such restrictions or may not be subject to such restrictions under the terms of any subsequent indebtedness.
We may not have the ability to raise the funds necessary to repurchase the Convertible Notes, including upon a fundamental change.
Holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of certain events constituting a fundamental change, as set forth in the Indenture, at a repurchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to (but excluding) the fundamental change purchase date. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof. Our ability to repurchase the Convertible Notes may also be limited by law or by regulatory authority.
Future sales of shares of our common stock may depress its market price.
We may, in the future, sell additional shares of our common stock to raise capital. Sales of substantial amounts of additional shares of common stock, shares that may be sold by stockholders, shares of common stock underlying the Convertible Notes and shares issuable upon exercise of outstanding options as well as sales of shares that may be issued in connection with future acquisitions or for other purposes, including to finance our operations and business strategy, or the perception that such sales could occur, may have an adverse effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. The price of our common stock could also be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect will develop involving our common stock.
Holders of Convertible Notes are not entitled to any rights with respect to our common stock, but are subject to all changes made with respect to them.
Holders of Convertible Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on the common stock) prior to the conversion date with respect to any Convertible Notes they surrender for conversion, but are subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date with respect to any Convertible Notes surrendered for conversion, then the holder surrendering such Convertible Notes will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.
The Convertible Notes are not protected by restrictive covenants.
The Indenture governing the Convertible Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The Indenture contains no covenants or other provisions to afford protection to holders of the Convertible Notes in the event of a fundamental change or other corporate transaction involving us except in limited circumstances as set forth in the Indenture. For example, events such as leveraged recapitalizations, refinancings, restructurings or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the Convertible Notes. In the event of any such events, the holders of the Convertible Notes would not have the right to require us to repurchase the Convertible Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the trading price of the Convertible Notes.
The adjustment to the conversion rate for Convertible Notes converted in connection with a Make Whole Adjustment Event may not adequately compensate the holders for any lost value of their Convertible Notes as a result of such transaction.
If a “Make Whole Adjustment Event” (as defined in the Indenture) occurs, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Convertible Notes converted in connection with such Make Whole Adjustment Event. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction, all as set forth in the Indenture. The adjustment to the conversion rate for Convertible Notes converted in connection with a make whole fundamental change may not adequately compensate the holders for any lost value of their Convertible Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $9.00 per share or less than $6.00 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Convertible Notes as a result of this adjustment exceed 166.6665 shares, subject to adjustments in the same manner as the conversion rate under the terms of the Indenture.
Our obligation to increase the conversion rate upon the occurrence of a make whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
The conversion rate of the Convertible Notes may not be adjusted for all dilutive events.
The conversion rate of the Convertible Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash, that may adversely affect the trading price of the Convertible Notes or our common stock. An event that adversely affects the value of the Convertible Notes may occur, and that event may not result in an adjustment to the conversion rate.
Some significant restructuring transactions and significant changes in the composition of our board may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Convertible Notes.
Upon the occurrence of a fundamental change, holders of Convertible Notes have the right to require us to repurchase their Convertible Notes. However, the fundamental change provisions of the Indenture do not afford protection to holders of Convertible Notes in the event of other transactions that could adversely affect the Convertible Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the Convertible Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the Convertible Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of Convertible Notes.
An active trading market may not develop for the Convertible Notes or, if it develops, may not be maintained or be liquid.
We do not intend to apply to list the Convertible Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. The underwriters in our public offering of the Convertible Notes may cease their market-making of the Convertible Notes at any time without notice. In addition, the liquidity of the trading market in the Convertible Notes, and the market price quoted for the Convertible Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, an active trading market may not develop for the Convertible Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Convertible Notes may be adversely affected. In that case holders of the Convertible Notes may not be able to sell their Convertible Notes at a particular time or they may not be able to sell their Convertible Notes at a favorable price.
The liquidity of the trading market, if any, and future trading prices of the Convertible Notes will depend on many factors, including, among other things, the market price of our common stock, prevailing interest rates, our financial condition, results of operations, business, prospects and credit quality relative to our competitors, the market for similar securities and the overall securities market. The liquidity of the trading market of the Convertible Notes may be adversely affected by unfavorable changes in any of these factors, some of which are beyond our control and others of which would not affect debt that is not convertible into capital stock. Historically, the market for convertible debt has been subject to disruptions that have caused volatility in prices of securities similar to the Convertible Notes. Market volatility could materially and adversely affect the Convertible Notes, regardless of our financial condition, results of operations, business, prospects or credit quality.
The Convertible Notes are not rated. Any adverse rating of the Convertible Notes may cause their trading price to fall.
We do not intend to seek a rating on the Convertible Notes. However, if a rating service were to rate the Convertible Notes and if such rating service were to lower its rating on the Convertible Notes below the rating initially assigned to the Convertible Notes or otherwise announces its intention to put the Convertible Notes on credit watch or to withdraw the rating, the trading price of the Convertible Notes could decline.
Upon conversion of the Convertible Notes, holders may receive less valuable consideration than expected because the value of our common stock may decline after they exercise their conversion right.
Under the Convertible Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders Convertible Notes for conversion until the date we settle our conversion obligation. We will be required to deliver the shares of our common stock, together with cash for any fractional shares, on the third scheduled trading day following the relevant conversion date; and for any conversion that occurs on or after the record date for the payment of interest on the Convertible Notes at the maturity date, we will be required to deliver shares on the maturity date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that the holders receive will be adversely affected and would be less than the conversion value of the Convertible Notes on the conversion date.
Conversion of the Convertible Notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their Convertible Notes.
To the extent we issue shares of our common stock upon conversion of the Convertible Notes, the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing shareholders. Any sales in the public market of shares of our common stock issuable upon such conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock.
Provisions of the Convertible Notes could discourage an acquisition of us by a third party.
Certain provisions of the Indenture and the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change under the Indenture, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. We may also be required to increase the conversion rate upon conversion or provide for conversion into the acquirer’s capital stock in the event of certain fundamental changes. In addition, the Indenture and the Convertible Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes and the Indenture.

Risks Related to U.S. Federal Income Tax Considerations for the Convertible Notes
Holders of the Convertible Notes may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Convertible Notes even though they do not receive a corresponding cash distribution.
The conversion rate of the Convertible Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, holders of Convertible Notes may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases the proportionate interest in us could be treated as a deemed taxable dividend to holders of the Convertible Notes. If, pursuant to the terms of the Indenture, a make whole fundamental change occurs on or prior to the maturity date, under some circumstances, we will increase the conversion rate for Convertible Notes converted in connection with the make whole fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. For a non-U.S. holder of the Convertible Notes, any deemed dividend may be subject to U.S. federal withholding tax at a 30percent rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Convertible Notes.
Ownership limitations in our charter may impair the ability of holders to convert Convertible Notes into our common stock.
In order to assist us in maintaining our qualification as a REIT for U.S. federal income tax purposes, our charter restricts ownership of more than 9.8 percent (in value or in number, whichever is more restrictive) of our outstanding shares of common stock, or 9.8 percent in value of our outstanding capital stock, subject to certain exceptions. Notwithstanding any other provision of the Convertible Notes or the Indenture, no holder of Convertible Notes will be entitled to receive common stock following conversion of such Convertible Notes to the extent that receipt of such common stock would cause such holder (after application of certain constructive ownership rules) to exceed the ownership limit contained in our charter. We will not be able to deliver our common stock, even if we would otherwise choose to do so, to any holder of Convertible Notes if the delivery of our common stock would cause that holder to exceed the ownership limits described above.
Risks Related to the Ownership and Lease of the Grand Isle Gathering System
The Grand Isle Gathering System constitutes the largest single component of our leased infrastructure real property assets and associated lease revenues and will materially impact the results of our business.
The Grand Isle Gathering System represents approximately 37.2 percent of our total assets as of June 30, 2015, and the lease payments under the Grand Isle Lease Agreement with the EXXI Tenant will represent 37.0 percent approximately of our total revenue on a pro forma basis for the six months ended June 30, 2015.
Accordingly, the financial condition of the EXXI Tenant and EXXI and the ability and willingness of each to satisfy its obligations under the Grand Isle Lease Agreement and guaranty will have a material impact on our results of operations, ability to service our indebtedness and ability to make distributions. The EXXI Tenant or EXXI, the guarantor of the EXXI Tenant’s obligations under the Grand Isle Lease Agreement and the EXXI Tenant’s ultimate parent company, may experience further deterioration of its business, including, without limitation, due to the volatility in oil prices, which may further weaken its financial condition and result in the EXXI Tenant’s failure to make timely lease payments or give rise to another default under the Grand Isle Lease Agreement or EXXI’s failure to meet its guaranty obligations. In the event of a default by the EXXI Tenant or EXXI, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and we could be unable to collect future rental payments under the Grand Isle Lease Agreement or the guaranty. In addition, if the EXXI Tenant fails to renew the Grand Isle Lease Agreement and we cannot find a new lessee at the same or better lease rates, the expiration of the Grand Isle Lease Agreement in eleven years could have a material adverse impact on our business and financial condition.
The following is a brief summary of certain risk factors disclosed by EXXI in its most recent Annual Report on Form 10-K. For a complete discussion of the risks that may be applicable to EXXI, please review its complete Annual Report on Form 10-K for the year ended June 30, 2014.

•
The exploration, development and drilling activities in which EXXI is engaged are inherently subject to a wide variety of operational, environmental and market-related risks which could adversely affect EXXI’s ability to conduct its operations or lead to unanticipated costs and/or liabilities that could cause EXXI to incur substantial losses.

•
EXXI’s reserve estimates may turn out to be incorrect if the assumptions upon which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of EXXI’s reserves.

•
EXXI’s assets and operations are concentrated in a single geographic area, the GOM and U.S. Gulf Coast, making its revenues and operating results vulnerable to associated risks - such as adverse weather events and economic or regulatory developments - affecting that single geographic area.

•
Oil and natural gas prices are volatile and have declined in recent periods. A substantial or extended decline in oil and natural gas prices would adversely affect EXXI’s financial condition, revenues and results of operations, and related reductions in the estimated value of EXXI’s assets could limit its access to funding under its revolving credit facility and through the capital markets.

•
EXXI may not ultimately be able to develop and produce all of its proved reserves, and may face more difficulty in replacing its reserves than producers in other geographic areas due to relatively short production periods and reserve lives for reservoirs located in the GOM.

•
EXXI’s offshore operations are subject to operating risks specific to the marine environment, such as capsizing, collisions and adverse weather events, which could adversely impact its business and financial condition, and certain of its deepwater operations utilize advanced drilling technologies that may raise costs and involve a higher risk of technological failure.

•
Hurricane damage from recent major storms has increased the cost of insuring oil and gas facilities and operations in the GOM as compared to other areas, and EXXI is exposed to operating hazards and uninsured or less than fully insured risks that could adversely impact its results of operations and cash flows.

•	Competitive industry conditions may negatively affect EXXI’s ability to acquire future reserves and conduct its operations.

•
Factors beyond EXXI’s control, such as the availability and cost of third-party oil field services, market conditions and transportation impediments may affect its ability to effectively market production and may ultimately affect its financial results.

•
EXXI sells a substantial majority of its production to two customers, Shell and ExxonMobil, and any inability to continue to sell its production to these two customers could have a material adverse effect on EXXI’s business and operations.

•
EXXI’s commodity price and production hedging activities are subject to governmental regulation and, if they are not successful, resulting financial losses could adversely impact EXXI’s cash flows and financial condition.

•	EXXI’s operations are subject to environmental and other government laws and regulations that are costly and could potentially subject it to substantial liabilities.

We are subject to risks associated with ownership of the Grand Isle Gathering System.
Our ownership of the Grand Isle Gathering System subjects us to all of the inherent hazards and risks normally incidental to the storage and distribution of oil and gas, such as fires, well site blowouts, cratering and explosions, pipe and other equipment and system failures, uncontrolled flows of oil, gas or well fluids, formations with abnormal pressures, environmental risks and hazards such as gas leaks, oil spills, pipeline ruptures and discharges of toxic gases, and natural disasters such as hurricanes or other adverse weather conditions. These risks could result in substantial losses due to personal injury and/or loss of life, significant damage to and destruction of property and equipment, regulatory investigations and penalties and pollution or other environmental damage and associated remediation costs. Moreover, if one or more of these hazards occur, there can be no assurance that a response will be adequate to limit or reduce damage. As a result of these risks, we may also sometimes be a defendant in legal proceedings and litigation arising in the ordinary course of business. There can be no assurance that the insurance policies that we maintain to limit our liability for such losses will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices or to cover all risks.
If a tenant (including the EXXI Tenant) becomes insolvent or declares bankruptcy and such action results in a rejection of the lease, or in the sale-leaseback transaction being challenged as a fraudulent transfer or re-characterized in the lessee company’s bankruptcy proceeding, our business, financial condition and cash flows could be adversely affected.
We enter into sale-leaseback transactions, such as the acquisition of the Grand Isle Gathering System and Grand Isle Lease Agreement, whereby we purchase an energy infrastructure property and then simultaneously lease the same property back to the seller. If a lessee company (such as the EXXI Tenant) becomes insolvent or declares bankruptcy, our business could be adversely affected by one or more of the following:

•
Subject to the re-characterization risk below, the lessee could either assume or reject the lease in a bankruptcy proceeding. Generally, the lessee would be required to make rent payments to us during its bankruptcy until it rejects the lease (for leases that are personal property leases, the lessee need not make rental payments that arise from the petition date until 60 days after the order for relief is entered in the bankruptcy case). If the lessee assumes the lease, the bankruptcy court would not be able to change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us, though there may be a delay as a result of the bankruptcy in such return. In that event, if we were able to re-lease the Grand Isle Gathering System or other affected facility to a new tenant only on unfavorable terms or after a significant delay, we could lose some or all of the associated revenue from that facility for an extended period of time. If the Grand Isle Lease Agreement is rejected, our claim against the lessee and/or EXXI (if EXXI is in bankruptcy) could be subject to a statutory cap under section 502(b)(6) of the Bankruptcy Code to the extent the Grand Isle Lease Agreement is deemed to be a lease for real property rather than a lease for personal property. Such cap generally limits the amount of a claim for lease-based damages in the event of a rejection to the greater of one year’s rent or 15 percent of the rent reserved for the remaining lease term, not to exceed 3 years. We believe that the Grand Isle Lease Agreement would be characterized as a real property lease rather than a personal property lease, though a court could hold to the contrary.

•
If a tenant becomes insolvent, a creditor could file suit against the tenant and us, seeking to avoid the sale and lease back of the asset - in this case the Grand Isle Gathering System-as a constructively fraudulent transfer under the Uniform Fraudulent Transfer Act (“UFTA”). Similarly, if the tenant files bankruptcy, the tenant, as a debtor in possession, or a bankruptcy trustee, could sue us and seek to avoid the sale and lease back as a constructively fraudulent transfer under either UFTA or the Bankruptcy Code’s own fraudulent transfer provision. Under either fraudulent transfer provision, the transaction could be set aside if the claimant could establish that: (1) the tenant engaged in the transaction with an intent to delay, hinder or defraud present or future creditors or (2) we gave “less than reasonably equivalent value” in exchange for the property subject to the sale and leaseback transaction and at the time of the transaction either (a) the tenant was insolvent or was rendered insolvent by the transfer, (b) the tenant engaged, or was about to engage, in a business or transaction for which its remaining assets would constitute unreasonably small capital or (c) the tenant intended to incur debts that it could not repay as they matured or became due. The Bankruptcy Code also allows a debtor or trustee in bankruptcy to avoid payments or other transfers by the debtor to creditors within 90 days of the filing date which are payment on pre-existing debt. If EXXI were to be delinquent on its rent payments and then payments on this past due indebtedness during the 90-day preference period, those payments could be recovered by the debtor in bankruptcy. However, if the only payments during the preference period are timely payments of current rent, we believe substantial defenses would be available under the “ordinary course of business” defense set forth in the preference statute.

•
Further, a sale-leaseback transaction may be re-characterized as either a financing or a joint venture in a bankruptcy or insolvency proceeding. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the subject property (such as the Grand Isle Gathering System), and as a result would have the status of a creditor in relation to the lessee company. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the lessee company for the amounts owed under the lease. Although we believe the Grand Isle Lease Agreement constitutes a true lease such that it should not be re-characterized, there is no guaranty a court would agree with this characterization. In the event of re-characterization, our claim under the Grand Isle Lease Agreement would either be secured or unsecured. We will take steps to create and perfect a security interest in the Grand Isle Gathering System such that our claim would be secured in the event of a re-characterization, but such attempts could be subject to challenge by the debtor or creditors and there is no assurance a court would find our claim to be secured. EXXI, as the lessee company/debtor under this scenario, might have the ability to restructure the terms, interest rate and amortization schedule of its outstanding balance. If approved by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing any lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and the lessee company could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee company relating to the property.

If any of these outcomes should occur, they would adversely affect our business, financial condition and cash flows, and would likely reduce the amount of funds available for distribution to our stockholders.
If we have to replace the tenant under any of our leases of an energy infrastructure asset, such as the Grand Isle Gathering System, we may have trouble identifying a new tenant that will agree to acceptable lease terms.
If we determine that a renewal of a lease with any present or future tenant of any of our energy infrastructure assets is not in the best interests of our stockholders, if a tenant such as EXXI determines it no longer wishes to be the tenant under a lease upon its expiration, if we desire to terminate a lease as a result of a breach of that lease by the tenant or if we lose any tenant as a result of such tenant’s bankruptcy, then in each circumstance we would need to identify a new tenant for the lease. Any new tenant would need to be a qualified and reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as our tenant. Furthermore, in many such circumstances any new tenant of a significant portion of our assets, such as the Grand Isle Gathering System, would need to be willing and able to make their financial statements public if the tenant was not already a public reporting company and agree to timely provide us with those financial statements in order for us comply with our obligation to include our tenant’s financial statements in the periodic reports we file under the Exchange Act. There is no assurance that we would be able to identify a tenant that meets these criteria, or that if we are able to identify any such tenant, we would receive lease terms from a new tenant that are as favorable as the lease terms that were in place with a prior tenant such as EXXI.

The assignment of the rights of way associated with the Grand Isle Gathering System must be approved by the Bureau of Safety and Environmental Enforcement.
We must obtain approval to hold a right-of-way for pipeline assets such as the offshore portion of the Grand Isle Gathering System from the Bureau of Safety and Environmental Enforcement (the “BSEE”), which could only occur following the closing of the acquisition of the Grand Isle Gathering System. There is a risk that the BSEE will not approve the assignment of the rights-of-way in connection with the acquisition or it may not approve the assignment in a timely manner. As a result, we would not be viewed by the BSEE as the holder of the Outer Continental Shelf (“OCS”) rights-of-way. That result could adversely affect our ability to pledge the Grand Isle Gathering System as collateral or sell our interest in the Grand Isle Gathering System.
Requirements imposed by the BOEM and BSEE related to the decommissioning, plugging, and abandonment of offshore facilities could significantly impact our cost of owning the Grand Isle Gathering System, which could have a material adverse impact on our financial condition and ability to make distributions to our stockholders.
The Bureau of Ocean Management (the “BOEM”) issued guidance effective October 15, 2010, following the Deepwater Horizon accident, that effectively established a more stringent regimen for the timely decommissioning of what is known as “idle iron”-wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease-in the GOM. This guidance includes decommissioning requirements providing that pipelines, platforms or other facilities, which would include various components of the Grand Isle Gathering System, that are no longer useful for operations must be removed within five years of the cessation of operations, or as otherwise specified therein. A higher than normal level of decommissioning activity in the GOM at a time when the Grand Isle Gathering System is decommissioned may result in increased demand for salvage contractors and equipment, which in turn could result in increased estimates of plugging, abandonment and removal costs related to these regulatory asset retirement obligations.
To cover these asset retirement obligations, the BOEM generally requires that OCS lessees, pipeline right-of-way holders and other facility owners demonstrate financial strength and reliability according to regulations or post bonds or other acceptable assurances that such obligations will be satisfied. In addition, in August 2014, the BOEM issued an Advanced Notice of Proposed Rulemaking in which the agency indicated that it was considering increasing the financial assurance requirements for companies operating assets such as the Grand Isle Gathering System on the OCS. Further, the significant reductions in oil and natural gas pricing since the middle of 2014 may also adversely impact the BOEM’s financial assurance determinations with respect to operators such as EXXI. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. While EXXI historically has satisfied these requirements with respect to its ownership and operation of the Grand Isle Gathering System, and the terms of the Acquisition will require EXXI to continue to do so, if BOEM were to increase its financial assurance requirements substantially there is no assurance that EXXI would be able to continue to obtain such bonds or assurances. If EXXI were financially unable to satisfy these requirements, Grand Isle Corridor, LP, as the owner of the Grand Isle Gathering System, would be required to do so. There can be no assurance that we would be able to meet any such increased bonding requirements. Under some circumstances, the BOEM may require any of our or our lessee’s operations on federal leases, rights-of-way or facilities to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations. In addition, the BOEM can require supplemental bonding from operators for decommissioning, plugging, and abandonment liabilities if financial strength and reliability criteria are not met. If EXXI is unable to fund any such supplemental bonding requirements and our subsidiary were required to bear the cost as owner of the Grand Isle Gathering System, such cost could have a material adverse impact on our financial condition and ability to make distributions to our stockholders.
The operations of the Grand Isle Gathering System could be adversely affected if third-party pipelines or other facilities interconnected to the Grand Isle Gathering System become partially or fully unavailable.
The Grand Isle Gathering System connects to other pipelines or facilities owned by third parties. The continuing operation of such third-party pipelines or facilities is not within our control. These pipelines and other facilities may become unavailable, or available only at a reduced capacity. If any of these third-party pipelines or facilities becomes unable to transport the oil, gas or other liquids stored or distributed by the Grand Isle Gathering System, our business, results of operations, financial condition and ability to make cash distributions to our stockholders could be adversely affected.
Although we believe that the Grand Isle Gathering System will constitute a real estate asset under the REIT provisions, that belief is not binding on the IRS or any court and does not guarantee our continued qualification as a REIT.
In 2007, 2009 and 2010, the IRS issued three separate private letter rulings that defined certain energy infrastructure assets as “real estate assets,” within the meaning of Internal Revenue Code Section 856(c)(5)(B). In addition, in 2014, the IRS proposed regulations to define real property under the REIT provisions, which proposed that interests in real estate include inherently permanent structures such as pipelines and related assets.

The potential qualifying real estate assets in the energy infrastructure sector include electric transmission and distribution systems, pipeline systems and storage and terminaling systems. We believe that the Grand Isle Gathering System constitutes a real estate asset under the REIT provisions consistent with these private letter rulings and the proposed regulations. Although private letter rulings and the proposed regulations provide insight into the current thinking of the IRS on tax issues, the private letter rulings may only be relied upon by the taxpayer to whom they were issued and are not binding on the IRS with respect to us or the Grand Isle Gathering System and the IRS may change the proposed regulations prior to such regulations being finalized.
We have not obtained any private letter rulings with respect to the Grand Isle Gathering System. If the Grand Isle Gathering System does not constitute a real estate asset under the REIT provisions, we would likely fail to continue to qualify as a REIT, which would prevent us from achieving our business objectives and could cause the value of our stock to decline.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the six months ended June 30, 2015, that were not registered under the 1933 Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
4.5(a)	Base Indenture, dated as of June 29, 2015, between CorEnergy Infrastructure Trust, Inc. and Computershare Trust Company, N.A. (3)
4.5(b)	First Supplemental Indenture, dated as of June 29, 2015, between CorEnergy Infrastructure Trust, Inc. and Computershare Trust Company, N.A. (3)
4.6	Global note evidencing the 7.00% Convertible Notes due 2020 (3)
10.2(b)	Management Agreement dated May 8, 2015, effective May 1, 2015 between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (1)
10.20(c)	Amended and Restated Revolving Credit Agreement by and among the Company and Regions Bank, et al; dated July 8, 2015 (5)
10.22(a)	Purchase and Sale Agreement, dated June 22, 2015, by and between Grand Isle Corridor, LP and Energy XXI USA, Inc. (2)
10.22(b)	Guaranty, dated June 22, 2015, by CorEnergy Infrastructure Trust, Inc. in favor of Energy XXI USA, Inc. (2)
10.22(c)	Guaranty, dated June 22, 2015, by Energy XXI Ltd in favor of Grand Isle Corridor, LP (2)
10.23
Lease, dated June 30, 2015, by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC. Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to this omitted information. (4)

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
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

(1) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2015, filed May 11, 2015.
(2) Incorporated by reference to the Registrant's current report on Form 8-K, filed June 22, 2015.
(3) Incorporated by reference to the Registrant's current report on Form 8-K, filed June 29, 2015.
(4) Incorporated by reference to the Registrant's current report on Form 8-K, filed June 30, 2015.
(5) Incorporated by reference to the Registrant's current report on Form 8-K, filed July 8, 2015.

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

August 10, 2015

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)

August 10, 2015