Form 10-Q
period 2015-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2015-11-10
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
As of 10/31/2015, the registrant had 59,629,941 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2014.

GLOSSARY OF DEFINED TERMS

Certain of the defined terms used in this report are set forth below:

Accretion Expense: The expense recognized when adjusting the present value of the GIGS Asset Retirement Obligation for the passage of time

Administrative Agreement: The Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor

Arc Logistics: Arc Logistics Partners LP (NYSE: ARCX)

Arc Terminals: Arc Terminals Holdings LLC, an indirect wholly-owned operating subsidiary of Arc Logistics

ARO: The Asset Retirement Obligation liabilities assumed with the acquisition of GIGS

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

LDCs: local distribution companies

Leeds Path West: Corridor Leads Path West, Inc., a wholly-owned subsidiary of CorEnergy

Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC

Management Agreement: the Management Agreement effective July 1, 2013, as amended effective January 1, 2014, between the Company and Corridor

New Management Agreement: the Management Agreement effective May 1, 2015, between the Company and Corridor

MoGas: MoGas Pipeline LLC, an indirect wholly-owned subsidiary of CorEnergy

MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, owned and operated by MoGas

Mowood: Mowood, LLC, an indirect wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC

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

PNM Lease Agreement: a triple net lease agreement for the Eastern Interconnect Project

Prudential: The Prudential Insurance Company of America

QDI: qualified dividend income

Regions Revolver: the Company’s $90 million revolving line of credit facility with Regions Bank

Regions Credit Facility: the Company's $45 million Term Loan and the upsized $105 million Revolver with Regions Bank

Regions Term Loans: the company's term loans with Regions Bank of $45 million at the company level and $3 million at the subsidiary level

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

TRS: taxable REIT subsidiary

Ultra Petroleum: Ultra Petroleum Corp. (NYSE: UPL)

Ultra Wyoming: Ultra Wyoming LGS LLC, an indirect wholly-owned subsidiary of Ultra Petroleum

UPS: United Property Systems, LLC, an indirect wholly-owned subsidiary of CorEnergy

VIE: Variable Interest Entity

VantaCore: VantaCore Partners LP

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $29,508,671 and $19,417,025	$513,005,304	$260,280,029
Leased property held for sale, net of accumulated depreciation of $0 and $5,878,933	—	8,247,916
Property and equipment, net of accumulated depreciation of $5,117,063 and $2,623,020	120,436,249	122,820,122
Financing notes and related accrued interest receivable, net of reserve of $7,610,000 and $0	13,235,876	20,687,962
Other equity securities, at fair value	8,658,068	9,572,181
Cash and cash equivalents	16,862,808	7,578,164
Accounts and other receivables	9,401,857	7,793,515
Intangibles and deferred costs, net of accumulated amortization of $2,423,412 and $2,271,080	4,848,287	4,384,975
Prepaid expenses and other assets	457,424	732,110
Deferred tax asset	960,119	—
Goodwill	1,718,868	1,718,868
Total Assets	$689,584,860	$443,815,842
Liabilities and Equity
Current maturities of long-term debt	$7,128,000	$3,528,000
Long-term debt	212,840,918	63,532,000
Asset retirement obligation	12,321,617	—
Accounts payable and other accrued liabilities	5,490,626	3,935,307
Management fees payable	1,793,075	1,164,399
Deferred tax liability	—	1,262,587
Line of credit	—	32,141,277
Unearned revenue	—	711,230
Total Liabilities	$239,574,236	$106,274,800
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 and 0 issued and outstanding as of September 30, 2015, and December 31, 2014	$56,250,000	$—
Capital stock, non-convertible, $0.001 par value; 59,629,941 and 46,605,055 shares issued and outstanding at September 30, 2015, and December 31, 2014 (100,000,000 shares authorized)	59,630	46,605
Additional paid-in capital	367,548,287	309,950,440
Accumulated other comprehensive income	(27,779)	453,302
Total CorEnergy Equity	423,830,138	310,450,347
Non-controlling Interest	26,180,486	27,090,695
Total Equity	450,010,624	337,541,042
Total Liabilities and Equity	$689,584,860	$443,815,842
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue
Lease revenue	$16,966,056	$7,191,187	$31,102,036	$21,019,272
Sales revenue	1,434,694	1,741,209	5,442,257	6,814,346
Financing revenue	182,604	413,482	1,511,900	578,829
Transportation revenue	3,557,096	—	10,753,810	—
Total Revenue	22,140,450	9,345,878	48,810,003	28,412,447
Expenses
Cost of sales (excluding depreciation expense)	382,851	1,284,711	2,201,139	5,377,067
Management fees	1,716,423	813,921	4,055,919	2,359,054
Acquisition expense and professional fees	792,939	725,455	2,451,485	1,427,046
Depreciation, amortization and ARO accretion expense	5,836,665	3,252,604	13,381,483	9,619,835
Provision for loan losses	7,951,137	—	7,951,137	—
Transportation, maintenance and general and administrative	856,050	—	2,924,010	—
Operating expenses	264,812	210,009	666,845	646,283
Other expenses	328,400	302,117	804,206	823,308
Total Expenses	18,129,277	6,588,817	34,436,224	20,252,593
Operating Income	$4,011,173	$2,757,061	$14,373,779	$8,159,854
Other Income (Expense)
Net distributions and dividend income	$241,563	$1,688,830	$1,025,381	$1,699,874
Net realized and unrealized gain (loss) on other equity securities	(1,408,751)	(865,470)	(915,568)	2,512,738
Interest expense	(3,854,913)	(977,635)	(6,129,073)	(2,623,972)
Total Other Income (Expense)	(5,022,101)	(154,275)	(6,019,260)	1,588,640
Income (Loss) before income taxes	(1,010,928)	2,602,786	8,354,519	9,748,494
Taxes
Current tax expense	105,020	486,054	645,255	1,340,129
Deferred tax expense (benefit)	(1,953,973)	(161,171)	(2,222,706)	241,146
Income tax expense (benefit), net	(1,848,953)	324,883	(1,577,451)	1,581,275
Net Income	838,025	2,277,903	9,931,970	8,167,219
Less: Net Income attributable to non-controlling interest	410,806	389,485	1,232,985	1,167,734
Net Income attributable to CorEnergy Stockholders	$427,219	$1,888,418	$8,698,985	$6,999,485
Preferred dividend requirements	1,037,109	—	2,811,719	—
Net Income (Loss) attributable to Common Stockholders	$(609,890)	$1,888,418	$5,887,266	$6,999,485

Net Income	$838,025	$2,277,903	$9,931,970	$8,167,219
Other comprehensive income (loss):
Changes in fair value of qualifying hedges attributable to CorEnergy stockholders	(223,176)	214,602	(481,081)	(126,856)
Changes in fair value of qualifying hedges attributable to non-controlling interest	(52,180)	50,175	(112,479)	(29,660)
Net Change in Other Comprehensive Income (Loss)	$(275,356)	$264,777	$(593,560)	$(156,516)
Total Comprehensive Income	562,669	2,542,680	9,338,410	8,010,703
Less: Comprehensive income attributable to non-controlling interest	358,626	439,660	1,120,506	1,138,074
Comprehensive Income attributable to CorEnergy Stockholders	$204,043	$2,103,020	$8,217,904	$6,872,629
Earnings (Loss) Per Common Share:
Basic	$(0.01)	$0.06	$0.11	$0.23
Diluted	$(0.01)	$0.06	$0.11	$0.23
Weighted Average Shares of Common Stock Outstanding:
Basic	59,620,742	31,641,851	51,331,901	31,090,370
Diluted	59,620,742	31,641,851	51,331,901	31,090,370
Dividends declared per share	$0.135	$0.130	$0.400	$0.384
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount	Warrants
Balance at December 31, 2013	24,156,163	$24,156	$—	$1,370,700	$173,441,019	$777,403	$1,580,062	$28,348,030	$205,541,370
Net Income	—	—	—	—	—	—	7,013,856	1,556,157	8,570,013
Net change in cash flow hedges	—	—	—	—	—	(324,101)	—	(75,780)	(399,881)
Total comprehensive income	—	—	—	—	—	(324,101)	7,013,856	1,480,377	8,170,132
Net offering proceeds from issuance of common stock	22,425,000	22,425	—	—	141,702,803	—	—	—	141,725,228
Dividends	—	—	—	—	(6,734,166)	—	(8,593,918)	—	(15,328,084)
Common stock issued under director's compensation plan	4,027	4	—	—	29,996	—	—	—	30,000
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(2,737,712)	(2,737,712)
Reinvestment of dividends paid to stockholders	19,865	20	—	—	140,088	—	—	—	140,108
Warrant expiration	—	—	—	(1,370,700)	1,370,700	—	—	—	—
Balance at December 31, 2014	46,605,055	46,605	—	—	309,950,440	453,302	—	27,090,695	337,541,042
Net income	—	—	—	—	—	—	8,698,985	1,232,985	9,931,970
Net change in cash flow hedges	—	—	—	—	—	(481,081)	—	(112,479)	(593,560)
Total comprehensive income	—	—	—	—	—	(481,081)	8,698,985	1,120,506	9,338,410
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	56,250,000	—	(2,039,524)	—	—	—	54,210,476
Net offering proceeds from issuance of common stock	12,937,500	12,938	—	—	73,244,427	—	—	—	73,257,365
Series A preferred stock dividends	—	—	—	—	—	—	(2,466,015)	—	(2,466,015)
Common stock dividends	—	—	—	—	(14,168,675)	—	(6,232,970)	—	(20,401,645)
Common stock issued under director's compensation plan	13,388	13	—	—	89,987	—	—	—	90,000
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(2,030,715)	(2,030,715)
Reinvestment of dividends paid to common stockholders	73,997	74	—	—	471,632	—	—	—	471,706
Balance at September 30, 2015 (Unaudited)	59,629,940	$59,630	$56,250,000	$—	$367,548,287	$(27,779)	$—	$26,180,486	$450,010,624
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Operating Activities
Net Income	$9,931,970	$8,167,219
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(2,222,706)	241,146
Depreciation, amortization and ARO accretion	14,757,322	10,434,769
Provision for loan loss	7,951,137	—
Net distributions and dividend income, including recharacterization of income	(371,323)	823,499
Net realized and unrealized (gain) loss on other equity securities	915,568	(4,199,375)
Unrealized gain on derivative contract	(48,494)	(53,132)
Common stock issued under directors compensation plan	90,000	—
Changes in assets and liabilities:
(Increase) decrease in accounts and other receivables	(1,326,469)	271,624
Increase in financing note accrued interest receivable	(488,880)	—
Increase in prepaid expenses and other assets	(70,846)	(170,830)
Increase in management fee payable	628,676	107,286
Increase (decrease) in accounts payable and other accrued liabilities	1,877,591	(175,707)
Increase (decrease) in current income tax liability	—	909,904
Increase (decrease) in unearned revenue	(711,230)	1,422,458
Net cash provided by operating activities	$30,912,316	$17,778,861
Investing Activities
Proceeds from sale of leased property held for sale	7,678,246	—
Deferred lease costs	(329,220)	—
Acquisition expenditures	(251,113,605)	(45,524,755)
Purchases of property and equipment, net	(113,262)	(11,022)
Increase in financing notes receivable	(39,248)	(15,510,956)
Return of capital on distributions received	87,995	873,820
Net cash used in investing activities	$(243,829,094)	$(60,172,913)
Financing Activities
Debt financing costs	(1,342,288)	(383,678)
Net offering proceeds on Series A preferred stock	54,210,476	—
Net offering proceeds on common stock	73,184,680	45,624,563
Net offering proceeds on convertible debt	111,262,500	—
Dividends paid on Series A preferred stock	(2,466,015)	—
Dividends paid on common stock	(19,929,939)	(11,114,645)
Distributions to non-controlling interest	(2,030,715)	(2,079,303)
Advances on revolving line of credit	45,392,332	2,535,671
Payments on revolving line of credit	(77,533,609)	(2,617,606)
Proceeds from term debt	45,000,000	—
Principal payments on term debt	(900,000)	—
Principal payments on credit facility	(2,646,000)	(2,058,000)
Net cash provided by financing activities	$222,201,422	$29,907,002
Net Change in Cash and Cash Equivalents	$9,284,644	$(12,487,050)
Cash and Cash Equivalents at beginning of period	7,578,164	17,963,266
Cash and Cash Equivalents at end of period	$16,862,808	$5,476,216
Supplemental information continued on next page.
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Continued from previous page.

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,657,567	$2,104,349
Income taxes paid (net of refunds)	$608,754	$430,225

Non-Cash Operating Activities
Change in accounts payable and accrued expenses related to prepaid assets and other expense	$6,275	$—

Non-Cash Investing Activities
Change in accounts payable and accrued expenses related to intangibles and deferred costs	$3,435	$—
Change in accounts payable and accrued expenses related to acquisition expenditures	$(448,780)	$408,778
Change in accounts payable and accrued expenses related to issuance of financing and other notes receivable	$(39,248)	$—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of common equity	$(72,685)	$—
Change in accounts payable and accrued expenses related to debt financing costs	$35,472	$(68,660)
Reinvestment of distributions by common stockholders in additional common shares	$471,706	$99,081
See accompanying Notes to Consolidated Financial Statements.

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
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
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
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
Operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2014, filed with the SEC on March 16, 2015.
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
Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired in a business combination. Refer to Note 5 for further details. The Company will review goodwill for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess. No long-lived asset or goodwill impairment write-downs were recognized during the nine months ended September 30, 2015 and 2014. See paragraph (H) below.
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
H. Financing Notes Receivable - Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company does determine an allowance is necessary, the amount deemed uncollectable is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the nine months ended September 30, 2015 the Company created a provision for loan losses in the amount of approximately $7.6 million. The Company's financing notes receivable are discussed more fully in Note 6.
I. Lease Receivable – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees, as discussed within Note 4. Lease receivables may also represent timing differences between straight-line revenue recognition and contractual lease receipts. Lease payments by our tenants have remained timely and without lapse.
J. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At September 30, 2015, and December 31, 2014, the Company determined that an allowance for doubtful accounts was not necessary.
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
M. Asset Retirement Obligations – In accordance with ASC 410-20, Asset Retirement Obligations, we recognized an asset retirement obligation (ARO) in conjunction with the acquisition of the GIGS in June 2015. This obligation existed prior to the purchase of the GIGS asset and we stepped into the seller's responsibility. The liability was initially measured using estimates of current costs to decommission the asset, which under ASC 410-20, represents fair value, and will be subsequently adjusted for ARO accretion expense and changes in the amount or timing of the estimated cash flows.

We measure changes in the liability for an ARO due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change is the credit-adjusted risk-free rate that existed when the ARO, or portion thereof, was initially measured. The Company's credit-adjusted risk-free rate was derived by adding the Company's credit spread on the Regions Credit Facility to the interest rate on a 20-year Treasury note as of June 30, 2015, resulting in a credit-adjusted risk-free rate of 5.58 percent. The product shall be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income, hereinafter referred to as ARO accretion expense.
A corresponding asset retirement cost has been capitalized as part of the carrying amount of the related long-lived assets and will be depreciated over the asset's remaining useful life. The useful lives of most pipeline gathering systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Indeterminate asset retirement obligation costs will be recognized in the period in which sufficient information exists to reasonably estimate potential settlement dates and methods. The ARO is discussed more fully in Note 16 .
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

•
Financing revenue – Our financing notes receivable are considered a core product offering and therefore the related income is presented as a component of operating income in the revenue section. For increasing rate loans, base interest income is recorded ratably over the life of the loan, using the effective interest rate. The net amount of deferred loan origination income and costs are amortized on a straight-line basis over the life of the loan and reported as an adjustment to yield in financing revenue. Participating financing revenues are recorded when specific performance criteria have been met. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal.

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

R. Asset Acquisition Expenses – Costs incurred in connection with the research of real property acquisitions not expected to be accounted for as business combinations are expensed until it is determined that the acquisition of the real property is probable. Upon such determination, costs incurred in connection with the acquisition of the property are capitalized as described in paragraph (D) above. Deferred costs related to an acquisition that we have determined, based on our judgment, not to pursue are expensed in the period in which such determination is made. Costs incurred in connection with a business combination are expensed as incurred.
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
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the nine months ended September 30, 2015, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
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
In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers - Deferral of the Effective Date." The amendments in this update defer the effective date of ASU No. 2014-09 "Revenue from Contracts with Customers", for all entities by one year. ASU No. 2014-09 adds to the FASB ASC by detailing new guidance in order to make a more clarified set of principles for recognizing revenue from customer contracts. ASU 2014-09 would be effective for us beginning January 1, 2018. We are continuing to evaluate this guidance, however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
In August 2014, the FASB issued ASU No. 2014-15 "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect to early adopt nor does it expect the adoption of this amendment to have a material impact on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02 "Consolidation (Topic 810), Amendments to the Consolidation Analysis." ASU 2015-02 is aimed at asset managers, however, it will also have an effect on all reporting entities that have variable interests in other legal entities. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren't considered variable interest entities but will be considered VIE's under the new guidance if they have a variable interest in those entities. At the very least, reporting entities will need to re-evaluate their consideration conclusions and potentially revise their documentation. For public companies, ASU No. 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those years using either a retrospective or a modified retrospective approach. Early adoption is permitted; however, it is not management's intent. Management is in the process of evaluating this amendment and does not expect adoption to have a material impact on the Company's consolidated financial statements.
In June 2015, the FASB issued ASU No. 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU No. 2015-15 clarifies that ASU No. 2015-03, "Interest-Imputation of Interest" does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. As a result, an entity may present debt issuance costs related to line-of-credit arrangements as an asset instead of a direct deduction from the carrying amount of the debt. The clarification is effective as of issuance with ASU No. 2015-03 effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Management does not intend to early adopt and is still in the process of evaluating this amendment, however, does not expect adoption to have a material impact on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16 "Simplifying the Accounting for Measurement-Period Adjustments." ASU No. 2015-16 requires, for business combinations, that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for reporting periods for which financial statements have not been issued. Management does not intend to early adopt and is still in the process of evaluating this amendment, however, does not expect adoption to have a material impact on the Company's consolidated financial statements.

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
The asset will be depreciated for book purposes over an estimated useful life of 30 years. The amount of depreciation recognized for the leased property for the three-month periods ended September 30, 2015 and 2014, was $2.2 million and $0, respectively and for the nine-month periods ended September 30, 2015 and 2014, was $2.2 million and $0, respectively.
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
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for each of the three-month periods ended September 30, 2015 and 2014, was $2.2 million, and for each of the nine-month periods ended September 30, 2015 and 2014, was $6.7 million.
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

Debt
Pinedale LP borrowed $70 million pursuant to a secured term credit facility with KeyBank National Association serving as a lender and the administrative agent on behalf of other lenders participating in the credit facility ("KeyBank Term Facility"). The credit facility will remain in effect through December 2015. The credit facility is secured by the Pinedale LGS. See Note 14 for further information regarding the credit facility. Please refer to Note 22, Subsequent Events, for further information.
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
At the acquisition date we anticipated funding an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: i) upgrade a portion of the existing storage assets; ii) enhance existing terminal infrastructure; and iii) develop, design, engineer and construct throughput expansion opportunities. As of September 30, 2015, additional spending on terminal-related projects totaled approximately $9.7 million.
The asset is depreciated for book purposes over an estimated useful life of 30 years. The amount of depreciation recognized for the leased property for the three months ended September 30, 2015 and 2014, was $430 thousand and $374 thousand, respectively, and for the nine months ended September 30, 2015 and 2014, was $1.3 million and $1.0 million, respectively.
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
The EIP transmission assets were utilized by the lessee to move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles of 345 kilovolt (unaudited) transmission lines, towers, easement rights, converters and other grid support components. Originally, the assets were depreciated for book purposes over an estimated useful life of 20 years. Pursuant to the Purchase Agreement discussed in Note 4, the Company reevaluated the residual value used to calculate its depreciation of EIP, and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expenses beginning in November of 2012 through the expiration of the lease on April 1, 2015.
The amount of depreciation expense related to the EIP leased property for the three months ended September 30, 2015 and 2014, was $0 and $570 thousand, respectively, and for the nine months ended September 30, 2015 and 2014, was $570 thousand and $1.7 million, respectively.
EIP Leased Property Held for Sale consists of the following:

EIP Leased Property Held for Sale
	September 30, 2015	December 31, 2014
Leased asset	$—	$14,126,849
Less: accumulated depreciation	—	(5,878,933)
Net leased asset held for sale	$—	$8,247,916

4. LEASES
As of September 30, 2015, the Company had three significant leases. The table below displays the impact of the Company's most significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of	As of	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	December 31, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Pinedale LGS	40.14%	79.17%	30.41%	70.59%	49.78%	72.45%
Grand Isle Gathering System	50.07%	—	59.91%	—	32.68%	—
Portland Terminal Facility	9.52%	17.24%	9.55%	20.53%	15.30%	18.44%
Public Service of New Mexico (2)	—	3.07%	—	8.88%	2.05%	9.11%
(1) Insignificant leases are not presented, thus percentages do not sum to 100%.
(2) The Public Service of New Mexico lease terminated on April 1, 2015. See additional discussion of the PNM lease under the heading Lease of Property Held for Sale, below.
Grand Isle Gathering System
Grand Isle Corridor, LP entered into a long-term triple-net lease agreement on June 30, 2015, relating to the use of the GIGS (the “Grand Isle Lease Agreement”) with Energy XXI GIGS Services, LLC (the "EXXI Tenant"). The Grand Isle Lease Agreement has an initial eleven-year term and may be extended for one additional term equal to the lesser of nine years or 75 percent of the expected remaining useful life of the GIGS. The EXXI Tenant’s obligations under the lease agreement are guaranteed by EXXI, and CorEnergy guarantees the obligations of Grand Isle Corridor. During the initial term, the EXXI Tenant will make minimum monthly rental payments that are initially $2.6 million in year one, increase to a maximum of $4.2 million in year seven and decline to $3.5 million in year eleven. In addition, the EXXI Tenant will pay variable rent payments based on a ten percent participation above a pre-defined threshold, which will be calculated monthly on the volumes of EXXI oil that flow through the GIGS, multiplied by the average daily closing price of crude oil for the applicable calendar month. Variable rent will be capped at 39 percent of the total rent for each month. Tangible assets, excluding land, will be depreciated over the 30-year depreciable life of the leased property with associated depreciation expense expected to be approximately $8.6 million annually beginning July 1, 2015.
As of September 30, 2015, and December 31, 2014, approximately $325 thousand and $0, respectively, of net deferred lease costs related to the GIGS are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 11-year life of the Grand Isle Lease Agreement. For the three months and nine months ended September 30, 2015, $7 thousand was included in the amortization expense within the Consolidated Statement of Income. Because we did not acquire GIGS until June 2015, there was no amortization expense in the prior-year periods.
In view of the fact that EXXI leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on the Company's results of operations going forward.
EXXI is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of EXXI can be found on the SEC's website at www.sec.gov (NASDAQ: EXXI). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EXXI, but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.
Pinedale LGS
Pinedale LP entered into a long-term triple-net lease agreement on December 20, 2012, relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”) with Ultra Wyoming LGS, LLC (“Ultra Wyoming”), an indirect wholly-owned subsidiary of Ultra Petroleum. The Pinedale Lease Agreement has a fifteen-year initial term and may be extended for additional five-year terms at the sole discretion of Ultra Wyoming. Ultra Wyoming utilizes the Pinedale LGS to gather and transport a commingled stream of oil, natural gas and water, then further utilizes the Pinedale LGS to separate this stream into its separate components. Ultra Wyoming's obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum's operating subsidiary, Ultra Resources, Inc. (“Ultra Resources”), pursuant to the terms of a related parent guaranty. Annual rent for the initial term under the Pinedale Lease Agreement is a minimum of $20 million (as adjusted annually for changes based on the Consumer Price Index (“CPI”), subject to annual maximum adjustments of 2 percent). Additionally, the Pinedale Lease Agreement has a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the Pinedale LGS in a prior month, subject to Pinedale LP not being in default under the Pinedale Lease Agreement. For 2015, the quarterly rent increased by $85 thousand to $5.2 million based on the CPI adjustment as specified in the lease terms. Total annual rent may not exceed $27.5 million during the initial fifteen-year term.
As of September 30, 2015, and December 31, 2014, approximately $750 thousand and $796 thousand, respectively, of net deferred lease costs are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15-year life of the Pinedale Lease Agreement. For each of the three months ended September 30, 2015 and 2014, $15 thousand and for each of the nine-month periods ended September 30, 2015 and 2014, $46 thousand is included in amortization expense within the Consolidated Statements of Income.
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
Base rent as of September 30, 2015, increased to $509 thousand per month due to approximately $9.7 million in completed construction projects at the Portland Terminal Facility. Total planned construction was estimated at inception to be $10 million (unaudited). During the three and nine months ended September 30, 2015, $262 thousand and $664 thousand, respectively, in incremental base rent was received due to construction completed as of the current quarter end.
Arc Logistics is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Arc Logistics can be found on the SEC's web site at www.sec.gov (NYSE: ARCX). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Arc Logistics but has no reason to doubt the accuracy or completeness of such information. In addition, Arc Logistics has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of Arc Logistics that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.

The future contracted minimum rental receipts for all net leases as of September 30, 2015, are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2015	$14,594,869
2016	59,518,642
2017	60,842,475
2018	61,050,475
2019	63,377,991
Thereafter	521,597,695
Total	$780,982,147
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
On November 1, 2012, the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP upon termination of the PNM Lease Agreement on April 1, 2015, for $7.7 million. Upon execution of the Agreement, the schedule of the lease payments under the PNM Lease Agreement was changed so that the last scheduled semi-annual lease payment was received by the Company on October 1, 2012. Additionally, PNM's remaining basic lease payments due to the Company were accelerated. The semi-annual payments of approximately $1.4 million that were originally scheduled to be paid on April 1, and October 1, 2013, were received by the Company on November 1, 2012. The three remaining lease payments due April 1, 2014, October 1, 2014, and April 1, 2015, were paid in full on January 2, 2014. For the three months ended September 30, 2015 and 2014, revenue of $0 and $638 thousand, respectively, and for the nine months ended September 30, 2015 and 2014, revenue of $638 thousand and $1.9 million, respectively, is included in lease revenue within the Consolidated Statements of Income.
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
5. MOGAS TRANSACTION
On November 24, 2014, our wholly owned taxable REIT subsidiary, Corridor MoGas, executed a Purchase Agreement (the “MoGas Purchase Agreement”) with Mogas Energy, LLC (“Seller”) to acquire all of the equity interests of two entities, MoGas Pipeline, LLC ("MoGas") and United Property Systems, LLC ("UPS") (collectively, the "MoGas Transaction"). MoGas is the owner and operator of an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri. The pipeline system, regulated by FERC, delivers natural gas to both investor-owned and municipal local distribution systems and has eight firm transportation customers. The pipeline system receives natural gas at three receipt points and delivers that natural gas at 22 delivery points. UPS owns 10.28 acres of real property that includes office and storage space which is leased to MoGas. A portion of that land is also leased to an operator of a small cement plant owned by a third party. The combined purchase price of MoGas and UPS was $125 million, funded by a combination of equity proceeds and revolving credit facility, as further discussed in Note 14 to these Consolidated Financial Statements.

On November 17, 2014, the Company completed a follow-on equity offering of 14,950,000 shares of common stock, raising approximately $102 million in gross proceeds at $6.80 per share (net proceeds of approximately $96 million after underwriters' discount). Then on November 24, 2014, the Company borrowed $32 million (net proceeds of approximately $29 million after $3 million in fees). The total cash proceeds of $125 million were then used to capitalize Corridor MoGas, $90 million of which was in the form of a term note, who then concurrently used the cash to fund the purchase price to the Seller, $7 million of which, was placed in an indemnity escrow account. The Purchase Agreement describes the circumstances under which escrowed funds are to be released and the party to receive such released funds. Currently, the Company has no reason to believe that any of the funds in escrow will be returned.
The Company accounted for the acquisition under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”), and the initial accounting for this business combination is final and complete. The Company's assessment of the fair values and the allocation of purchase price to the identified tangible and intangible assets is its best estimate of fair value. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which the Company determined using Level 1, Level 2 and Level 3 inputs:

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

Pro Forma Financial Information
For comparative purposes, the following table illustrates the effect on the Consolidated Statements of Income and Comprehensive Income as well as earnings per share - basic and diluted as if the Company had consummated the MoGas Transaction as of January 1, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total Revenue (1)	$13,328,988	$39,986,963
Total Expenses (2)	8,935,739	26,807,218
Operating Income	4,393,249	13,179,745
Other Income (Expense) (3)	(999,479)	(2,998,437)
Tax Benefit (Expense) (4)	160,326	480,978
Net Income	3,554,096	10,662,286
Less: Net Income attributable to non-controlling interest	389,485	1,167,734
Net Income attributable to CORR Stockholders	$3,164,611	$9,494,552
Earnings per share:
Basic and Diluted	$0.07	$0.21
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted (5)	46,591,851	46,040,370
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

6. FINANCING NOTES RECEIVABLE
Black Bison Financing Notes Receivable
On March 13, 2014, our wholly-owned subsidiary, Corridor Bison, entered into a Loan Agreement with Black Bison Water Services, LLC ("Black Bison WS"). Black Bison WS's initial loan draw in the amount of $4.3 million was used to acquire real property in Wyoming and to pay loan transaction expenses. Corridor Bison agreed to loan Black Bison WS up to $11.5 million (the "Black Bison WS Loan") to finance the acquisition and development of real property to provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry.
On July 23, 2014, the Company increased its secured financing to Black Bison WS from $11.5 million to $15.3 million. The Company executed an amendment to the Black Bison WS Loan Agreement to increase the loan to $12 million, and entered into an additional loan for $3.3 million from a taxable REIT subsidiary of the Company, CorEnergy BBWS, on substantially the same terms (the "TRS Loan" and, together with the Black Bison WS Loan, as amended, the "Black Bison Loans"). The purpose of the increase in the secured financing was to fund the acquisition and development of real property and related equipment to provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. There were no other material changes to the terms of the loan agreement. In connection with the Amendment and the TRS Loan, the Company fully funded the remainder of the $15.3 million capacity of the combined Black Bison Loans.
Interest initially accrues on the outstanding principal amount of both Black Bison Loans at an annual base rate of 12 percent, which base rate is set to increase by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Black Bison Loans will bear variable interest calculated as a function of the increase in volume of water treated by Black Bison WS during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum. The Black Bison Loans mature on March 31, 2024, and were set to amortize by quarterly payments beginning on March 31, 2015. The Loans are secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Black Bison Loans are also guarantied by all affiliates of Black Bison WS and further secured by all assets of those guarantors.
Due to reduced drilling activity in Black Bison WS’s area of operations, during the first quarter of 2015 Black Bison WS requested, and the Company granted, a waiver of certain financial covenants. Black Bison WS and its affiliates have not made the principal payments to the Company that were scheduled to begin on March 31, 2015. As a result, we entered into an agreement with Black Bison WS, effective June 17, 2015 (the "June Forbearance Agreement"), as follows:

•
We agreed to forbear through August 15, 2015, from exercising any remedies relating to certain existing defaults. A reduced principal and interest payment schedule was applied (as described below). The forbearance period, which terminated on August 15, 2015, was subject to compliance by Black Bison WS and its affiliates with additional conditions set forth in the agreement and to the non-occurrence of any defaults under the Loans other than the existing defaults.

•
We agreed to accept temporarily reduced interest payments under the Black Bison Loans in the maximum amount of $50 thousand per month for June and July of 2015, with such maximum amount increasing to $75 thousand per month for August through December 2015 (subject to the continuation of the forbearance period in the Company’s sole discretion). Interest that accrues but is not payable pursuant to these terms during the forbearance period will be added to the principal of the Black Bison Loans, will accrue additional interest from the date on which such interest otherwise would have been payable, and shall be payable in full upon termination of the forbearance period. No principal payments are required during the forbearance period. Black Bison WS also agreed to a general release of any prior claims related to the Black Bison Loans or the forbearance and to reimburse the Company for its additional expenses incurred in connection with granting the forbearance agreement.

When the June Forbearance Agreement expired on August 15, 2015, we entered into a new forbearance agreement (the “August Forbearance Agreement”) which includes the following material terms:

•
We agreed to continue to forbear from exercising any remedies relating to the existing defaults during a new forbearance period, which was extended to the earlier to occur of (a) thirty days after we give Black Bison WS notice of the termination of the August Forbearance Agreement and (b) June 30, 2016, subject again to compliance by Black Bison WS and its affiliates with additional conditions set forth in the agreement and to the non-occurrence of any defaults under the Black Bison Loans other than the existing defaults.

•
We agreed to not require any principal or interest payments on the indebtedness during the period in which the August Forbearance Agreement is in effect. Interest that accrues but is not payable pursuant to these terms during the forbearance period will be added to the principal of the Black Bison Loans, will accrue additional interest from the date on which such interest otherwise would have been payable, and shall be payable in full upon termination of the forbearance period under the August Forbearance Agreement.

•
The August Forbearance Agreement clarifies that the holders of the outstanding equity securities of Black Bison and its affiliates that are pledged as security for the Black Bison Loans cannot vote such securities for the purpose of approving any election to file for bankruptcy protection or related actions during the forbearance period.

Drilling activity in the Black Bison area of operations has continued to decline. Due to these market conditions the Company has determined a provision for loan loss with respect to the Black Bison Loans should be reflected for financial reporting purposes. The third quarter 2015 income statement reflects a Provision for Loan Loss of $8.0 million, which includes $14 thousand in deferred origination income, net of deferred origination costs, and $355 thousand of interest accrued under the Forbearance agreement in second quarter 2015.
Financing revenue as presented in the third quarter 2015 financial statements does not reflect any financing revenue from the notes for the Black Bison Loans. These notes are considered by the Company to be on non-accrual status and have been reflected as such in the third quarter financial statements. As a result, under GAAP we no longer recognize Financing revenue on our Black Bison Loans. As of September 30, 2015, the net investment in Black Bison WS is $7.7 million.
As a condition to the Black Bison WS Loan, Corridor Bison acquired a Warrant to purchase a number of equity units, which as of March 13, 2014 represented 15 percent of the outstanding equity of Black Bison Intermediate Holdings, LLC ("Intermediate Holdings"). Corridor Bison paid $34 thousand for the Warrant, which amount was determined to represent the fair value of the Warrant as of the date of purchase. Corridor Bison capitalized approximately $13 thousand in asset acquisition expenses in relation to the Warrant. The exercise price of the Warrant was $3.16 per unit. The exercise price increases at a rate of 12 percent per annum.

Corridor Bison assigned to CorEnergy BBWS its rights and obligations in the Warrant dated March 13, 2014. As a condition of the TRS Loan, the parties entered into an Amended and Restated Warrant, pursuant to which the amount available to purchase thereunder was increased to a number of equity units, which, as of July 23, 2014, represented 18.72 percent of the outstanding equity of Intermediate Holdings. CorEnergy BBWS paid an additional $51 thousand for this increase in the amount that could be purchased pursuant to the Amended and Restated Warrant. CorEnergy BBWS capitalized $25 thousand in asset acquisition expenses in relation to the Warrant. Including capitalized asset acquisition costs, the Company paid approximately $123 thousand for the Warrant, which is fair valued at $0 thousand as of September 30, 2015. The amount paid was determined to be the current value of the incremental amount that could be purchased under the Amended and Restated Warrant at the date of purchase. Furthermore, the warrant qualifies as a derivative, with all changes in fair value reflected in the consolidated statements of income and comprehensive income in the current period.
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
SWD Enterprises is required through the loan agreement to comply with certain financial covenants. During the third quarter of 2015, the Company was made aware of an event of default for failure to comply with the Tangible Net Worth and Coverage Ratio covenant for the reporting period ending June 30, 2015. SWD Enterprises has continued to make regular interest payments on the term loan and has raised equity. SWD Enterprises is not due to make principal payments until first quarter 2016. As a result of the equity raise the Company agreed to amend the terms of the loan agreement to update the financial covenants to a level that CORR believes SWD Enterprises will be able to meet . The amended terms of the loan agreement do not provide any concessions for interest rate terms, maturity of credit facility or amount or timing of mandatory principal amortization. The Company believes the notes receivable with SWD Enterprises are fully collectible as of September 30, 2015.
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
Consolidated VIEs
As of September 30, 2015, the Company does not have any investments in VIEs that qualify for consolidation.

Unconsolidated VIE
At September 30, 2015, the Company's recorded investment in Black Bison WS and Intermediate Holdings, collectively a VIE that is unconsolidated, was $7.7 million. The Company's maximum exposure to loss associated with the investment is limited to the Company's outstanding notes receivable, discussed in Note 6, totaling $7.7 million and $15.9 million as of September 30, 2015, and December 31, 2014, respectively. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE's economic performance is not held by the Company, therefore the VIE is not consolidated.
8. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of September 30, 2015, and December 31, 2014, are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2015	December 31, 2014
Deferred Tax Assets:
Net operating loss carryforwards	$(462,847)	$(679,692)
Net unrealized loss on investment securities	(200,267)	—
Cost recovery of leased and fixed assets	(200,897)	(1,042,207)
Loan Loss Provision	(1,283,314)	—
Other loss carryforwards	(1,458,096)	—
Sub-total	$(3,605,421)	$(1,721,899)
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$2,645,302	$2,842,332
Net unrealized gain on investment securities	—	142,154
Sub-total	2,645,302	2,984,486
Total net deferred tax (asset) liability	$(960,119)	$1,262,587
For the quarter ended September 30, 2015, the total deferred tax liability presented above relates to assets held in the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ending November 30, 2007, remain open to examination by federal and state tax authorities.
Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three and nine months ended September 30, 2015, and September 30, 2014, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Application of statutory income tax rate	$(497,607)	$775,982	$2,492,537	$3,004,593
State income taxes, net of federal tax (benefit)	(141,807)	15,321	(113,744)	118,090
Federal Tax Attributable to Income of Real Estate Investment Trust	(1,209,539)	(466,420)	(3,956,244)	(1,541,408)
Total income tax expense (benefit)	$(1,848,953)	$324,883	$(1,577,451)	$1,581,275
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Inc. and Corridor Private Inc. had a blended state rate of approximately 3.92 percent for the three and nine months ended September 30, 2015 and 3.11 percent for the three and nine months ended September 30, 2014. CorEnergy BBWS Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood Corridor Inc. and Corridor MoGas Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the three and nine months ended September 30, 2015 and 2014. The restructuring done in December 2012 causes us to hold and operate certain of our assets through one or more TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. For the three and nine months ended September 30, 2015, all of the income tax expense presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Current tax expense
Federal	$94,277	$446,391	$580,535	$1,230,768
State (net of federal tax benefit)	10,743	39,663	64,720	109,361
Total current tax expense	105,020	486,054	645,255	1,340,129
Deferred tax expense (benefit)
Federal	(1,801,423)	(136,829)	(2,044,242)	232,417
State (net of federal tax benefit)	(152,550)	(24,342)	(178,464)	8,729
Total deferred tax expense (benefit)	(1,953,973)	(161,171)	(2,222,706)	241,146
Total income tax expense (benefit), net	$(1,848,953)	$324,883	$(1,577,451)	$1,581,275
As of December 31, 2014, the TRSs had a net operating loss of $1.7 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire in the year ending December 31, 2033 and 2034. The amount of deferred tax asset for net operating losses as of September 30, 2015, includes amounts for the nine months ended September 30, 2015. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	September 30, 2015	December 31, 2014
Aggregate cost for federal income tax purposes	$5,106,054	$4,218,986
Gross unrealized appreciation	6,272,386	7,436,696
Net unrealized appreciation	$6,272,386	$7,436,696
9. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	September 30, 2015	December 31, 2014
Land	$580,000	$580,000
Natural gas pipeline	124,360,695	124,297,157
Vehicles and trailers	524,921	506,958
Office equipment and computers	87,696	59,027
Gross property and equipment	125,553,312	125,443,142
Less: accumulated depreciation	(5,117,063)	(2,623,020)
Net property and equipment	$120,436,249	$122,820,122

The amounts of depreciation of property and equipment recognized for the three months ended September 30, 2015 and 2014, were $831 thousand and $71 thousand, respectively, and $2.5 million and $213 thousand, respectively, for the nine months ended September 30, 2015 and 2014.
10. CONCENTRATIONS
MoGas
MoGas generates revenue from the transportation of natural gas to a concentrated group of customers. Transportation revenue relating to MoGas' largest customer accounted for 66 percent of the contracted capacity for the three and nine months ended September 30, 2015. While MoGas' revenues are stable throughout the year, it will complete necessary pipeline maintenance during "non-heating" season, or quarters two and three.

Mowood, Omega
Omega had a 10-year agreement (the "DOD Agreement") with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. The DOD Agreement expired January 31, 2015. On January 28, 2015, the DOD awarded Omega a 6-month bridge agreement with very similar terms and conditions as the original agreement for Omega to continue providing natural gas and gas distribution services until a new 10-year agreement is reached. On June 12, 2015, the DOD gave notice of their intent to extend the bridge agreement to October 31, 2015, and again on October 16, 2015, to extend the bridge agreement to December 31, 2015. The extensions were made to provide additional time to negotiate terms for a new 10-year agreement.
Revenue related to the DOD contract accounted for 84 percent and 89 percent of our sales revenue for the three and nine months ended September 30, 2015, respectively, as compared to 85 percent and 88 percent of our sales revenue for the three and nine months ended September 30, 2014, respectively. Omega performs management and supervision services related to the expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 92 percent and 90 percent of the consolidated accounts receivable balances as of September 30, 2015, and December 31, 2014, respectively.
Omega’s contracts for its supply of natural gas are concentrated among select providers. Purchases from its largest supplier of natural gas accounted for 100 percent and 91 percent of our cost of sales after intercompany eliminations for the three and nine months ended September 30, 2015. This compares to 40 percent and 63 percent for the three and nine months ended September 30, 2014. Omega also experiences a substantial amount of seasonality in gas sales. As a result, overall sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters.
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

The New Management Agreement varies from the prior Management Agreement in three principal ways. First, the new agreement eliminates the ability of the independent directors to terminate the agreement for poor investment performance. However, the New Management Agreement gives a majority of the stockholders of the Company, or two-thirds of the independent directors, the ability to terminate the agreement for any reason on thirty (30) days’ prior written notice, so long as that notice is delivered with a termination payment equal to three times the base management fee and incentive fee paid to the manager in the last four quarters. Second, the New Management Agreement clarifies that the manager is to be reimbursed for all fees and travel expenses incurred by its staff while conducting business expected to benefit the Company. Finally, the New Management Agreement, which does not have a specific term, and will remain in place unless terminated by the Company or Corridor in the manner permitted pursuant to the agreement, deletes certain references to the Investment Company Act of 1940 that are no longer relevant to the Company. The foregoing description of the terms of the New Management Agreement is qualified in its entirety by reference to the full terms of such agreement, which is incorporated by reference to the Registrant's form 10-Q, filed May 11, 2015. In order to ensure equitable application of the quarterly management fee provisions of the New Management Agreement to the GIGS acquisition, which closed on June 30, 2015, the Manager waived any incremental management fee due as of the end of the second quarter based on the net impact of the GIGS Acquisition as of June 30, 2015. Additionally, in light of the Provision for Loan Loss recorded with respect to the Black Bison Loans as described in Note 6, the Manager voluntarily recommended, and the Company agreed, that effective on and after September 30, 2015, solely for the purpose of computing the value of the Company’s Managed Assets in calculating the quarterly management fee described above, the Company’s investment in the Black Bison Loans and the Black Bison Warrant will be valued based on their estimated net realizable value (which shall not exceed the amount of the Company’s initial investment) as of the end of the quarter for which the Management Fee is to be calculated.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, a fee equal to an annual rate of 0.04 percent of the value of the Company's Managed Assets, with a minimum annual fee of $30 thousand.

12. FAIR VALUE OF OTHER SECURITIES
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of September 30, 2015, and December 31, 2014. These assets and liabilities are measured on a recurring basis.

September 30, 2015
	September 30, 2015	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$8,658,068	$—	$—	$8,658,068
Total Assets	$8,658,068	$—	$—	$8,658,068

December 31, 2014
	December 31, 2014	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$9,572,181	$—	$—	$9,572,181
Total Assets	$9,572,181	$—	$—	$9,572,181
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2015 and 2014, are as follows:

Level 3 Rollforward
For the Nine Months Ended September 30, 2015	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$9,217,181	$—	$—	$(842,438)	$283,325	$8,658,068	$(842,438)
Warrant investment	355,000	—	—	(355,000)	—	—	(355,000)
Total	$9,572,181	$—	$—	$(1,197,438)	$283,325	$8,658,068	$(1,197,438)

For the Nine Months Ended September 30, 2014
Other equity securities	$23,304,321	$—	$—	$2,990,376	$(873,820)	$25,420,877	$2,990,376
Warrant Investment		122,500		385,500		508,000	385,000
Total	$23,304,321	$—	$—	$2,990,376	$(873,820)	$25,420,877	$2,990,376
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three and nine months ended September 30, 2015, and September 30, 2014.
In accordance with ASC 820, the Company fair values their derivative financial instruments. Please refer to Note 17, Interest Rate Hedge Swaps, for more information. Additionally, the company had a non-recurring fair value measurement related to the acquisition of an asset retirement obligation, see Note 16, Asset Retirement Obligation, for more information.
In connection with the October 2014 sale of the company's shares in VantaCore, a portion of the proceeds were placed in escrow and a receivable was recorded. Changes in the fair value of the escrow receivable are recorded as a net realized or unrealized gain or loss on other equity securities included within the Consolidated Statements of Income and Comprehensive Income. For the three and nine months ended September 30, 2015, approximately $0 and $282 thousand, were included as an unrealized gain, respectively.

Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. See Note 2, Significant Accounting Policies, for additional discussion.
For the three and nine months ended September 30, 2015, the Company’s Warrant Investment was valued using a binomial option pricing model. The key assumptions used in the binomial model are the fair value of equity of the underlying business; the Warrant's strike price; the expected volatility of equity; the time to the Warrant's expiry; the risk-free rate, and the expected dividend yields. Due to the inherent uncertainty of determining the fair value of the Warrant Investment, which does not have a readily available market, the assumptions used the binomial model to value the Company’s Warrant Investment were based on Level 2 and Level 3 inputs. These inputs, including the expected volatility and the fair value of equity of the underlying business, may vary significantly from period-to-period, and accordingly, the fair value as of September 30, 2015 may differ materially from the amount that the Company may ultimately realize. The Company’s Warrant Investment was valued at $0 at September 30, 2015 due to the current reduction in Black Bison’s business activity that also resulted in the Provision for Loan Loss with respect to the Black Bison Loans discussed in further detail in Note 6.
At September 30, 2014, the Company’s investments in private companies were valued using one or a combination of the following valuation techniques: (i) analysis of valuations for publicly traded companies in a similar line of business (“public company analysis”), (ii) analysis of valuations for comparable M&A transactions (“M&A analysis”) and (iii) discounted cash flow analysis.
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

As of September 30, 2015, the Company’s investment in Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC, collectively, ("Lightfoot") is its only remaining significant private company investment. Lightfoot in turn owns a combination of public and private investments. Therefore, Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments discounted for a lack of marketability, with the discount estimated at 13.7 percent to 17.6 percent and 14.1 percent to 18.1 percent as of September 30, 2015 and 2014, respectfully, and (ii) discounted cash flow analysis using an estimated discount rate of 13.0 percent to 15.0 percent and 12.0 percent to 14.0 percent as of September 30, 2015 and 2014, respectfully. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
As of both September 30, 2015 and September 30, 2014, the Company held a 6.7 percent equity interest in Lightfoot. As of September 30, 2014, the Company held an 11.1 percent equity interest in VantaCore.
Certain condensed combined financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables (in thousands).

	September 30, 2015	December 31, 2014
Assets
Current assets	$29,313	$25,783
Noncurrent assets	695,903	382,957
Total Assets	$725,216	$408,740
Liabilities
Current liabilities	$22,509	$14,318
Noncurrent liabilities	244,040	113,810
Total Liabilities	$266,549	$128,128

Partner's equity	458,667	280,612
Total liabilities and partner's equity	$725,216	$408,740

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$24,084	$13,690	$56,751	$41,631
Operating expenses	21,526	14,179	54,194	41,855
Other income (expenses)	2,683	3,934	9,837	11,601
Net income	$5,241	$3,445	12,394	$11,377

EBITDA	$14,897	$7,670	$32,642	$23,857

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
Escrow Receivable — The escrow receivable due to the Company as of September 30, 2015, which relates to the sale of VantaCore, is anticipated to be released upon satisfaction of certain post-closing obligations and the expiration of certain time periods (50 percent to be released 12 months after the October 1, 2014 closing date (i.e. October 1, 2015), and the other 50 percent released 18 months after close (i.e. April 1, 2016)). The fair value of the escrow receivable is reflected net of a discount for the potential that the full amount due to the Company would not be realized.
Financing Notes Receivable — The financing notes receivable are valued on a non-recurring basis. The financing notes receivable are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Financing Notes with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated net realizable value.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the expected market rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$16,862,808	$16,862,808	$7,578,164	$7,578,164
Escrow receivable	Level 2	$2,720,373	$2,720,373	$2,438,500	$2,438,500
Financing notes receivable (Note 6)	Level 2	$13,235,876	$13,235,876	$20,687,962	$20,687,962
Hedged Derivative Asset (Note 17)	Level 2	$—	$—	$351,807	$351,807
Financial Liabilities:
Long-term debt	Level 2	$219,968,918	$219,968,918	$67,060,000	$67,060,000
Line of credit	Level 2	$—	$—	$32,141,277	$32,141,277
Hedged Derivative Liability (Note 17)	Level 2	$193,259	$193,259	$—	$—
13. INTANGIBLES
The Company recorded an intangible lease asset, related to the PNM Lease Agreement, for the fair value of the amount by which the remaining contractual lease payments exceed market lease rates at the time of acquisition. The intangible lease asset was being amortized on a straight-line basis over the life of the lease term, which expired on April 1, 2015. Quarterly amortization of the intangible lease asset (now concluded) totaled $0 thousand and $73 thousand, respectively, for the three months ended September 30, 2015 and 2014, and $0 thousand and $219 thousand, respectively, for the nine months ended September 30, 2015 and 2014 is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. These same amounts are included in Amortization expense in the accompanying Consolidated Statements of Cash Flows. Refer to Note 4 for further discussion around the PNM Purchase Agreement.

Intangible Lease Asset
	September 30, 2015	December 31, 2014
Intangible lease asset	$—	$1,094,771
Accumulated amortization	—	(1,021,784)
Net intangible lease asset	$—	$72,987
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
On June 29, 2015, the Company borrowed against the revolver in the amount of $42 million in conjunction with the GIGS transaction. On July 8, 2015, the Company amended and upsized its existing $93 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153 million, consisting of (i) an increase in the Regions Revolver to $105 million and (ii) a $45 million term loan at the CorEnergy parent entity level and $3 million at the subsidiary entity level (the "Regions Term Loans" and, collectively with the upsized Regions Revolver, the "Regions Credit Facility"). Upon closing the Regions Credit Facility, CorEnergy drew $45 million on the Regions Term Loan at the parent level to pay down the balance on the Regions Revolver that had been used in funding the recent GIGS acquisition. The Company now has approximately $105 million of available borrowing capacity on the Regions Revolver.

The Regions Credit Facility has a maturity date of December 15, 2019 for both the Regions Revolver and the Regions Term Loans. Borrowings under the Regions Credit Facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent - 3.75 percent (3.04% percent as of September 30, 2015), based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The Term Note requires quarterly principal payments of $900 thousand beginning on September 30, 2015. The Regions Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). Upon the occurrence of an event of default, payment of all amounts outstanding under the Regions Credit Facility shall become immediately due and payable.
As of September 30, 2015, and December 31, 2014, approximately $3.5 million and $1.3 million, respectively, in net deferred debt issuance costs related to the Regions Credit Facility are included in the accompanying Consolidated Balance Sheets. For the three months ended September 30, 2015 and 2014, $372 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. For the nine months ended September 30, 2015 and 2014, approximately $735 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. As of September 30, 2015, the Company was in compliance with all covenants of the Regions Credit Facility.
As of September 30, 2015, and December 31, 2014, approximately $0 in net deferred debt issuance costs, related to the KeyBank Revolver, are included in the accompanying Consolidated Balance Sheets. The deferred costs were initially amortized over the anticipated four-year term of the Key Bank Revolver facility. For the three months ended September 30, 2015 and 2014, $0 and $0 of debt cost amortization, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. For the nine months ended September 30, 2015 and 2014, $0 and $47 thousand of debt cost amortization, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. Upon termination, the remaining unamortized deferred debt issuance costs totaling approximately $161 thousand were expensed in full.
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
Pinedale Facility
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Outstanding balances under the KeyBank Term Facility will generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent (3.44 percent as of September 30, 2015). The credit facility will remain in effect through December 31, 2015, with an option to extend through December 31, 2016. The Company elected not to extend the KeyBank Term Facility. See Subsequent Events Note 22 for further discussion regarding the refinancing of the debt. The credit facility is secured by the Pinedale LGS. Pinedale LP is obligated to pay all accrued interest monthly and is further obligated to make monthly principal payments, which began on March 7, 2014, in the amount of $294 thousand or 0.42 percent of the principal balance as of March 1, 2014. Principal payments totaling approximately $3.5 million are required in 2015. In the event the Company had exercised its option to extend the term an additional year, principal payments totaling $3.5 million would have been required in 2016 with the remaining principal balance due at maturity. The registrant has provided to KeyBank a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. The Company is required to maintain a restricted collateral account into which Ultra Wyoming makes all lease payments under the Pinedale Lease Agreement. Payments of principal and interest pursuant to the credit facility are drawn by KeyBank directly from the restricted collateral account prior to transferring the remaining cash to the Pinedale LP operating account. The balance in the restricted collateral account at September 30, 2015 was $0.
Pinedale LP's credit facility with KeyBank limits distributions by Pinedale LP to the Company. Distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations to KeyBank have not been accelerated following an Event of Default (as defined in the credit facility). The KeyBank Term Facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company. At September 30, 2015, the net assets of Pinedale LP were $137.7 million. As of September 30, 2015, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.

As of September 30, 2015 and December 31, 2014, approximately $113 thousand and $501 thousand, respectively, in net deferred debt issuance costs related to the KeyBank Term Facility are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the anticipated three-year term of the KeyBank Term Facility. For each of the three months ended September 30, 2015 and 2014, $129 thousand is included in interest expense within the accompanying Consolidated Statements of Income. For each of the nine months ended September 30, 2015 and 2014, $388 thousand is included in interest expense within the accompanying Consolidated Statements of Income.
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
MoGas Credit Facility
In conjunction with the MoGas Transaction, MoGas and UPS, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and re-borrow loans up to $3.0 million outstanding at any time. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver. As of September 30, 2015, there were no outstanding borrowings against the MoGas Revolver. As of September 30, 2015, the co-borrowers are in compliance of all covenants of the MoGas Revolver.
Mowood/Omega Credit Facility
On October 15, 2013, Mowood and Omega entered into a new Revolving Note Payable Agreement (“2013 Note Payable Agreement”), replacing a prior $1.3 million secured Note Payable Agreement (as amended), under which interest accrued and was payable monthly at LIBOR plus 4.00 percent and which expired on October 29, 2013. The 2013 Note Payable Agreement had a maximum borrowing base of $1.5 million. Borrowings on the 2013 Note Payable Agreement are secured by Mowood’s and Omega's assets. Interest accrued at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent (3.75 percent as of September 30, 2015), was payable monthly, and in full, with accrued interest, on the termination date of October 15, 2014.
On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a Revolving Note Payable Agreement ("2014 Note Payable Agreement"), extending the maturity date to January 31, 2015. Then on January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015. On July 31, 2015, the 2014 Note Payable Agreement was allowed to expire and a new $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank. The new Mowood/Omega Revolver will be used for working capital and general business purposes, is guaranteed and secured by the assets of Mowood and has a maturity of July 31, 2016. Interest accrues at LIBOR plus 4.00 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at September 30, 2015.
15. CONVERTIBLE DEBT
On June 29, 2015, the Company completed a public offering of $115 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "Convertible Notes"). The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Convertible Notes were issued with an underwriters discount of $3.7 million which will be amortized over the life of the Notes. The amount of amortization for the three and nine months ended September 30, 2015 is $192 thousand, respectively.
As of September 30, 2015 and December 31, 2014, approximately $179 thousand and $0, respectively, in net deferred debt issuance costs related to the Convertible Notes are included in the accompanying Consolidated Balance Sheets. For the three months ended September 30, 2015 and 2014, there are $9 thousand and $0, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. For the Nine Months Ended September 30, 2015 and 2014, there are $9 thousand and $0, respectively, included in interest expense within the accompanying Consolidated Statements of Income.
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

The Convertible Notes may not be redeemed prior to the maturity date; however, upon the occurrence of a fundamental change (as defined in the Indenture), holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at a price equal to 100 percent of the principal amount of the Convertible Notes to be purchased plus any accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date as prescribed in the Indenture. In addition, in certain circumstances the Company will increase the conversion rate for a holder that converts the Convertible Notes in connection with any of a specified set of corporate events, each of which is deemed to constitute a make whole adjustment event pursuant to the terms of the Indenture.
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
The liability was initially measured using estimates of current costs to decommission the asset, which under ASC 410-20 represents fair value, and is subsequently adjusted for ARO accretion expense and changes in the amount or timing of the estimated cash flows. Offshore pipelines were estimated as though they were decommissioned in place for federal waters and as though they were removed in state waters. In accordance with state and federal requirements, the pipelines are pigged, flushed with ends cut, plugged and buried. Onshore estimates include complete removal of the facility. The piping and tanks are cleaned of hydrocarbons. All surface piping, tanks, equipment, concrete and gravel are dismantled and removed to three feet below the ground surface. Concrete and gravel are removed and the site is graded to a smooth contour. In future periods, the liability will be adjusted for ARO accretion expense and changes in the amount or timing of the estimated future cash flows. Fair value is based on subjective estimates and assumptions, which are inherently subject to significant uncertainties which are beyond our control. These assumptions represent Level 3 inputs, as further discussed in Note 2. A corresponding asset retirement cost has been capitalized as part of the carrying amount of the related long-lived assets and will be amortized over the assets’ remaining useful lives. The useful lives of most pipeline systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Variables can affect the remaining lives of the assets which preclude us from making a reasonable estimate of the asset retirement obligation. Indeterminate asset retirement obligation costs will be recognized in the period in which sufficient information exists to reasonably estimate potential settlement dates and methods.

In periods subsequent to the initial measurement of an ARO, we recognize period-to-period changes in the liability resulting from either (a) the passage of time or (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Consequently, the ARO has been accreted for the change in present value due to the passage of time. For the three months ended September 30, 2015 and 2014, $170 thousand and $0 of ARO accretion expense was recorded, respectively. For the nine months ended September 30, 2015 and 2014, $170 thousand and $0 of ARO accretion expense was recorded, respectively.
The following table is a reconciliation of the asset retirement obligation as of September 30, 2015:

Asset Retirement Obligation
	September 30, 2015	December 31, 2014
Beginning asset retirement obligation	$—	$—
Liabilities assumed	12,152,096	—
Expenditures	—	—
ARO accretion expense	169,521	—
Ending asset retirement obligation	$12,321,617	$—

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company's hedged derivative asset measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives.

	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
		September 30, 2015
Hedged derivative liability	Liability	$—	$(193,259)	$—

		December 31, 2014
Hedged derivative receivable	Asset	$—	$351,807	$—
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company elected to designate its interest rate swaps as cash flow hedges in April 2013. During the three and nine months ended September 30, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2015, there was a negligible loss due to ineffectiveness recorded in earnings which resulted from interest rate swaps that did not have a fair value of zero at inception of the hedging relationship. During the three months ended September 30, 2014, there was a nominal gain of approximately $148 due to ineffectiveness and during the nine months ended September 30, 2014, there was a nominal loss of approximately $434, recorded in earnings.
As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Outstanding Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to net losses of approximately $0 for the three and nine months ended September 30, 2015 and 2014, respectively.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationship	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(348)	$187,642	$(812)	$(385,232)
Amount of Gain (Loss) Reclassified from AOCI on Derivatives (Effective Portion) Recognized in Net Income[1]	(72)	(77,135)	(219)	(228,716)
Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Amounts Excluded from Effectiveness Testing)[1]	(4)	148	(5)	(434)
(1) Included in "Interest Expense" on the face of the Consolidated Statements of Income and Comprehensive Income.

Tabular Disclosure of Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2015, and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheets. There were no offsetting derivative liabilities as of September 30, 2015, and December 31, 2014.

Offsetting Derivatives
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheet

				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Derivative Assets as of September 30, 2015	$(193,259)	$—	$(193,259)	$—	$—	$(193,259)

Offsetting Derivative Assets as of December 31, 2014	$351,807	$—	$351,807	$—	$—	$351,807
Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2015, the fair value related to derivative agreements in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $225 thousand. As of that date, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $225 thousand.
18. STOCKHOLDER'S EQUITY
PREFERRED STOCK
The Company's authorized preferred stock consists of 10 million shares having a par value of $0.001 per share. A description of the Company's only outstanding series of cumulative redeemable preferred stock is set forth below.
On January 27, 2015, the Company sold, in an underwritten public offering, 2,250,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred"). Pursuant to this offering, the Company issued 22,500 whole shares of Series A Preferred and received net cash proceeds of approximately $54.2 million. The depositary shares pay an annual dividend of $1.84375 per share, equivalent to 7.375 percent of the $25.00 liquidation preference. The depositary shares may be redeemed on or after January 27, 2020, at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The depositary shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company except in connection with certain changes of control. Holders of the depositary shares generally have no voting rights, except for limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not consecutive) and in certain other circumstances. The depositary shares representing the Series A Preferred trade on the NYSE under the ticker “CORRPrA." The aggregate par value of the preferred shares at September 30, 2015, is $23. See Note 22, Subsequent Events, for further information regarding the declaration of a dividend on the 7.375% Series A Cumulative Redeemable Preferred Stock.
COMMON STOCK
As of September 30, 2015, the Company had 59,629,941 of common shares issued and outstanding. See Note 22, Subsequent Events, for further information regarding the declaration of a dividend on the common stock and the announcement of a reverse stock split.
SHELF REGISTRATION
On January 23, 2015, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities, with an aggregate offering price of up to $300.0 million. The following summarizes transactions that have occurred through September 30, 2015 under the January 23, 2015 shelf:

•	DRIP Shares - As of September 30, 2015 we have issued 73,997 shares of common stock under the Company’s dividend reinvestment plan that reduced availability by approximately $472 thousand.

•
Directors' compensation plan - As of September 30, 2015, under the Directors' compensation plan the Company has issued 8,904 shares of common stock that reduced availability by approximately $60 thousand.

•	June 2015 - In connection with the purchase of the GIGS we completed a follow-on offering of common stock that reduced availability by $77.6 million.

•	June 2015 - In connection with the purchase of the GIGS we issued convertible senior notes that reduced availability by $115.0 million. See Note 15, Convertible Debt, for additional information.
As of September 30, 2015, the remaining availability under our January 2015 shelf registration statement was approximately $106.8 million of maximum aggregate offering price of securities.
19. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three months and nine months ended September 30, 2015 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes, because to do so would be antidilutive.

Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income attributable to CorEnergy stockholders	$427,219	$1,888,418	$8,698,985	$6,999,485
Less: preferred dividend requirements	1,037,109	—	2,811,719	—
Net income attributable to common stockholders	$(609,890)	$1,888,418	$5,887,266	$6,999,485
Weighted average shares - basic	59,620,742	31,641,851	51,331,901	31,090,370
Basic earnings per share	$(0.01)	$0.06	$0.11	$0.23

Net income attributable to common stockholders (from above)	$(609,890)	$1,888,418	$5,887,266	$6,999,485
Add: After tax effect of convertible interest	—	—	—	—
Income attributable for dilutive securities	$(609,890)	$1,888,418	$5,887,266	$6,999,485
Weighted average shares - diluted	59,620,742	31,641,851	51,331,901	31,090,370
Diluted earnings per share	$(0.01)	$0.06	$0.11	$0.23
20. WARRANTS
The Company issued 945,594 warrants (representing the right to purchase one share of the Company’s common stock for $11.41 per common share) on February 7, 2007, all of which expired unexercised on February 6, 2014, and are no longer outstanding as of September 30, 2015.
21. CONTINGENCY
The Company's, wholly owned subsidiary, MoGas, had a contingency arising from its certification proceeding before the FERC. As part of that proceeding, the FERC determined initial rates to be used by MoGas. The Missouri Public Service Commission ("MPSC") alleged that MoGas improperly included a purported acquisition premium associated with purchasing certain assets for the purpose of determining those rates. The FERC held that the issue did not need to be determined until MoGas filed its next rate case, which it was ordered to do within a certain period of time. The MPSC appealed that decision to the United States Court of Appeals for the District of Columbia, which reversed the FERC's decision and remanded the matter to the FERC on the limited issue of whether the premium was properly included in the initial rates. In the interim MoGas filed and settled the required rate case which noted that the outcome of the settlement could impact rates. The FERC continued to maintain that the purchase price of the assets could be included in the rate base. The MPSC petitioned the D.C Circuit for review of the FERC's orders. MoGas was an intervenor in that proceeding. On April 7, 2015, the DC Circuit Court of Appeals issued a ruling upholding the FERC's decision to allow MoGas to include the acquisition premium in their rate base for purposes of determining initial rates.
The MPSC had 90 days from the date of the judgment to appeal to the Supreme Court. That date passed on July 6 without appeal. Therefore, the case is considered closed and the acquisition premium issue settled.
22. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
KEY BANK TERM FACILITY REFINANCING
Pinedale LP has engaged Merrill Lynch, Pierce, Fenner & Smith, Incorporated as lead arranger and bookrunner, pursuant to a non-binding term sheet, to structure, arrange and syndicate a new credit facility that will replace Pinedale LP's current Key Bank Term Facility. Management of the Company expects to have this new credit facility in place in the fourth quarter and anticipates using the credit facility thereafter to refinance the existing Key Bank Term Facility and for working capital, capital expenditures and other general corporate purposes.
Securing the new credit facility is subject to a number of usual and customary conditions and processes, for which the signed term sheet is just the first step. Those conditions include, among other things, lender due diligence, agreement on definitive terms and final documents and the negotiation of acceptable fee arrangements.
COMMON STOCK DIVIDEND DECLARATION
On October 28, 2015, our Board of Directors declared the 2015 third quarter dividend of $0.150 per share for CorEnergy common stock. The dividend is payable on November 30, 2015, to shareholders of record on November 13, 2015.
PREFERRED STOCK DIVIDEND DECLARATION
On October 28, 2015, our Board of Directors also declared a cash dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending September 30, 2015. The preferred stock dividend is payable on November 30, 2015 to shareholders of record on November 13, 2015.
REVERSE STOCK SPLIT
Effective December 1, 2015 the company will complete a one for five reverse common stock split. As a result, every five issued and outstanding shares of common stock of the Company will be converted into one share of common stock. The par value of each share of common stock and the number of authorized shares will remain unchanged. The shares are expected to begin trading on a split-adjusted basis at market open on December 2, 2015. Trading in the common stock will continue on the NYSE under the symbol “CORR” but the security will be assigned a new CUSIP number. The Company believes that existing stockholders will benefit from the ability to attract a broader range of investors as a result of the reverse stock split and a higher per share stock price.
Following the reverse stock split, dividends per share are expected to be $.75 per quarter, or $3.00 annualized, reflecting the one for five reverse stock split. The reverse stock split will not have an effect on the dividend payable on November 30, 2015, to shareholders of record on November 13, 2015.
No fractional shares will be issued in connection with the reverse stock split. Instead, each stockholder that otherwise would receive fractional shares will be entitled to receive, in lieu of such fractional shares, cash in an amount determined on the basis of the closing price of the Company's common stock on the NYSE on December 1, 2015. The reverse stock split will apply to all of the Company's outstanding shares of common stock as of December 1, 2015.
REGIONS REVOLVER AMENDMENT
On November 4, 2015, effective September 30, 2015, the Regions Revolver was amended to clarify that the covenant related to the company's ability to make distributions is tied to AFFO and applicable REIT distribution requirements, and provides that, in the absence of any acceleration of maturity following an Event of Default, the company may make distributions equal to the greater of the amount required to maintain the company's REIT status and 100% of AFFO for the trailing 12 month period.

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

BUSINESS OBJECTIVE
CorEnergy primarily owns assets in the midstream and downstream U.S. energy sectors that perform utility-like functions, such as pipelines, storage terminals, and transmission and distribution assets. Our objective is to provide stockholders with a stable and growing cash dividend, supported by long-term contracted revenue from operators of our assets, primarily under triple-net participating leases. We believe our leadership team’s energy and utility expertise provides CorEnergy with a competitive advantage to own and acquire U.S. energy infrastructure assets in a tax-efficient, transparent REIT.
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
Following is a comparison of lease revenues, security distributions, financing revenue and operating results, and expenses, for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Leases:
Lease revenue	$16,966,056	$7,191,187	$31,102,036	$21,019,272
Other Equity Securities:
Net cash distributions received	274,550	866,768	742,056	1,710,556
Financing:
Financing revenue	182,604	413,482	1,511,900	578,829
Operations:
Sales revenue	1,434,694	1,741,209	5,442,257	6,814,346
Transportation revenue	3,557,096	—	10,753,810	—
Cost of sales	(382,851)	(1,284,711)	(2,201,139)	(5,377,067)
Transportation, maintenance and general and administrative	(856,050)	—	(2,924,010)	—
Operating expenses (excluding depreciation, amortization and ARO accretion)	(264,812)	(210,009)	(666,845)	(646,283)
Net Operations (excluding depreciation, amortization and ARO accretion)	3,488,077	246,489	10,404,073	790,996
Total Lease Revenue, Security Distributions, Financing Revenue and Operating Results	$20,911,287	$8,717,926	$43,760,065	$24,099,653
Expenses	(2,837,762)	(1,841,493)	(7,311,610)	(4,609,408)
Non-Controlling Interest attributable to Adjusted EBITDA Items	(971,243)	(954,495)	(2,912,908)	(2,863,153)
Adjusted EBITDA	$17,102,282	$5,921,938	$33,535,547	$16,627,092

Lease Revenue, Security Distributions, Financing Revenue and Operating Results
Our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, financing revenue from our loan agreements, and the operating results of our subsidiaries. Total lease revenue, security distributions, financing revenue and operating results generated by our investments for the three months ended September 30, 2015, was approximately $20.9 million, compared to $8.7 million for the three months ended September 30, 2014. Total lease revenue, security distributions, financing revenue and operating results generated by our investments for the for the nine months ended September 30, 2015, was approximately $43.8 million, compared to $24.1 million for the nine months ended September 30, 2014.
Lease revenues for the three months ended September 30, 2015, increased $9.8 million compared to the prior-year period. The increase resulted primarily from a $10.2 million increase in lease revenues associated with the acquisition of GIGS in June 2015 as well as a $144 thousand increase in base rents related to project-to-date completion of the planned construction projects at the Portland Terminal Facility, an $85 thousand increase due to annual CPI escalations pursuant to the Pinedale Lease Agreement, and a commercial land lease acquired in connection with the acquisition of UPS. These increases were partially offset by a $638 thousand decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015.
For the nine months ended September 30, 2015, lease revenues increased $10.1 million compared to the prior-year period. This increase is primarily due to a $10.2 million increase in lease revenues associated with the acquisition of GIGS in June 2015. In addition, base rents for the Portland Terminal Facility increased $903 thousand versus the prior-year period. The first quarter of 2015 included a full month of rent for January as compared to a partial month following the initial acquisition of the Portland Terminal Facility in January 2014, which accounts for $283 thousand of the increase over the prior year. The remaining $619 thousand represents the increase in base rents related to project-to-date completion of the planned construction projects at the Portland Terminal Facility. Increases in lease revenue for the period also included a $256 thousand increase due to annual CPI escalations pursuant to the Pinedale Lease Agreement and a $56 thousand increase related to a commercial land lease acquired in connection with the acquisition of UPS. These increases were partially offset by a $1.3 million decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015.
Financing revenues for the three months ended September 30, 2015, decreased $231 thousand compared to the prior-year period. The decrease was primarily related to the approximately $414 thousand of revenues and deferred cost amortization associated with the Black Bison Loans which was partially offset by $167 thousand of revenues earned on the loan agreements with SWD Enterprises executed December 2014. See Note 6, Financing Notes Receivable, for additional information on the Black Bison financing notes receivable.
For the nine months ended September 30, 2015, financing revenues increased $0.9 million compared to the prior-year period primarily due to an increase in interest recognized on the loans to Black Bison WS during the first six months of 2015. The first of these two loan agreements was executed in March 2014 and we increased the commitment and fully funded the $15.3 million which increased financing revenue by $406 thousand for the first nine months of 2015. Additionally, we generated $485 thousand of financing revenue from the loans to SWD Enterprises which were executed on December 31, 2014.
For the three and nine months ended September 30, 2015, the acquisition of MoGas in November 2014 contributed $2.7 million and $7.8 million, respectively, to Net Operations (excluding depreciation and amortization). Transportation revenues totaled $3.6 million for the current quarter and $10.8 million year to date. Transportation costs, maintenance and general and administrative expenses were approximately $0.9 million and $2.9 million for the three and nine months ended September 30, 2015.
Cash distributions received from our equity securities for the three and nine months ended September 30, 2015, were $275 thousand and $742 thousand, respectively, compared to $867 thousand and $1.7 million for the prior-year periods. The decreases of $592 thousand and $969 thousand versus the prior-year periods were due to the fact that the prior-year periods included cash distributions received from VantaCore, which was sold during the fourth quarter of 2014, slightly offset by increased cash distributions received from our investment in Lightfoot. The Company anticipates 2015 cash distributions from our equity securities to be approximately $1.0 million.
For the three months ended September 30, 2015 and 2014, our subsidiary, Omega, contributed $787 thousand and $246 thousand, respectively, to Net Operations (excluding depreciation and amortization) from its natural gas operations. Omega's contribution is derived by netting sales revenue, cost of sales, and operating expenses (excluding depreciation and amortization) for the respective periods. For the nine months ended September 30, 2015 and 2014, Omega contributed $2.6 million and $791 thousand, respectively, to Net Operations (excluding depreciation and amortization).

For the three and nine months ended September 30, 2015, Omega's gas volumes increased approximately 5 percent for the three-month period contrasted with an approximate 2 percent decline for the nine-month period versus the prior-year periods. Nevertheless, during this time, average gas unit prices declined approximately 34 and 41 percent, respectively, versus the prior-year periods which lead to a decline in Omega's revenue of $307 thousand and $1.4 million, for the three- and nine-month periods, respectively. For the three and nine months ended September 30, 2015, the decline in gas unit prices also lead to a $902 thousand and $3.2 million, respectively, decrease in cost of goods sold associated with natural gas purchases. Additionally, our acquisition of MoGas resulted in an intercompany elimination of Omega's cost of sales against MoGas' transportation revenue. For the three and nine months ended September 30, 2015, approximately $621 thousand and $1.8 million, respectively, was eliminated in consolidation.
Expenses
Total expenses from operations for the three months ended September 30, 2015 and 2014, were $2.8 million versus $1.8 million, respectively. For the nine months ended September 30, 2015 and 2014, total expenses from operations were $7.3 million and $4.6 million, respectively. The most significant components of the variance from the prior-year periods are outlined in the following table and explained below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Management fees	$1,716,423	$813,921	$4,055,919	$2,359,054
Acquisition and professional fees	792,939	725,455	2,451,485	1,427,046
Other expenses	328,400	302,117	804,206	823,308
Total	$2,837,762	$1,841,493	$7,311,610	$4,609,408

Management fees for the three months ended September 30, 2015 and 2014, were $1.7 million and $814 thousand, respectively. Management fees for the nine months ended September 30, 2015 and 2014, were $4.1 million and $2.4 million, respectively. Management fees are directly proportional to the asset base under management. As such, the increase versus the prior-year periods is primarily due to the acquisition of MoGas in November 2014, which contributed approximately $312 thousand for the three months ended and $937 thousand for the nine months ended September 30, 2015, followed by the acquisition of GIGS in June 2015 which contributed approximately $628 thousand in fees for the three and nine months ended September 30, 2015 (the fee on GIGS was waived for the second quarter given the timing of the June 30 acquisition). These increases over prior year were partially offset by the sale of EIP, which resulted in a net quarterly decrease of $25 thousand, the disposition of VantaCore in October 2014, which accounts for approximately $35 thousand for the three months ended, or $97 thousand for the nine months ended September 30, 2015 and the waiver of $24 thousand in Management fees by the management company on the non-performing Black Bison assets during the current quarter. Lastly, the increase in the common dividend per share combined with an increase in the number of shares outstanding resulted in an increase in the incentive fee of $85 thousand. The incentive fee is calculated as a percentage of dividends paid in excess of a predetermined threshold. See Note 11, Management Agreement, for additional information.
Acquisition and professional fees for the three months ended September 30, 2015 and 2014, were $793 thousand and $725 thousand, respectively. Acquisition and professional fees for the nine months ended September 30, 2015 and 2014, were $2.5 million and $1.4 million, respectively. Acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular quarter may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early to mid-stages of due diligence. During the first quarter of 2015, the Company pursued transactions that were not completed, resulting in an increase in expensed acquisition costs versus the prior year quarter of $657 thousand, contributing to a year-to-date increase over the first nine months of 2014 of $741 thousand. Professional fees also increased $37 thousand for the three months ended September 30, 2015, and $284 thousand for the nine months ended September 30, 2015, due to increases in legal, accounting and tax preparation costs related to the growth of our asset portfolio through transactions that were completed during the periods.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA items presented above to exclude the portion attributable to Prudential's non-controlling interest. For the three and nine months ended September 30, 2015, Prudential's interest in these items totaled $971 thousand and $2.9 million, respectively, as compared to $954 thousand and $2.9 million for the prior-year periods. The increase of $17 thousand during the current quarter is primarily attributable to Prudential's proportionate share of Pinedale LP's $85 thousand increase in lease revenue.

Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2015 and 2014, was $17.1 million and $5.9 million, respectively, and for the nine months ended September 30, 2015 and 2014, was $33.5 million and $16.6 million, respectively. Increases in lease revenues and base rents contributed $9.5 million for the quarter and $11.0 million for the year-to-date period primarily due to the acquisition of GIGS in June 2015. As noted above, $2.7 million for the quarter and $7.8 million for the year-to-date period of the increase in adjusted EBITDA is primarily related to the acquisition of MoGas and UPS in November 2014. These increases were offset by a decrease in distributions from our other equity securities of $592 thousand for the quarter and $969 thousand for the year-to-date period.
The following table presents a reconciliation of Adjusted EBITDA to Income Attributable to Common Stockholders as reported in the consolidated statements of income and comprehensive income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Adjusted EBITDA	$17,102,282	$5,921,938	$33,535,547	$16,627,092
Other Adjustments:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	—	822,062	371,323	(10,682)
Net realized and unrealized gain on securities	(1,441,738)	(865,470)	(1,003,566)	2,512,738
Depreciation, amortization & ARO accretion	(5,836,665)	(3,252,604)	(13,381,483)	(9,619,835)
Interest expense, net	(3,854,913)	(977,635)	(6,129,073)	(2,623,972)
Provision for loan losses	(7,951,137)	—	(7,951,137)	—
Non-controlling interest attributable to depreciation, amortization, ARO accretion and interest expense	560,437	565,010	1,679,923	1,695,419
Income tax benefit (expense)	1,848,953	(324,883)	1,577,451	(1,581,275)
Preferred dividend requirements	(1,037,109)	—	(2,811,719)	—
Income Attributable to Common Stockholders	$(609,890)	$1,888,418	$5,887,266	$6,999,485
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

Net Distributions and Dividends Recorded as Income
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross distributions and dividends received from investment securities	$274,550	$866,768	$742,056	$1,710,556
Add:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	—	—	371,323	—
Less:
Distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	32,987	(822,062)	87,998	10,682
Net distributions and dividends recorded as income	$241,563	$1,688,830	$1,025,381	$1,699,874
Net Realized and Unrealized Gain on Securities
We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict the Company's share of income and losses from the investment in the security, previously unrealized gain can be reclassified as dividend income.
For the three and nine months ended September 30, 2015, the Company recognized an unrealized loss on the fair value adjustment of our other equity securities of $1.4 million and $1 million, respectively. The $543 thousand increase in realized and unrealized losses from other equity securities for the three months ended September 30, 2015, versus the prior-year period is primarily due to a combination of: (i) a $1.1 million increase in unrealized losses due to fluctuations in the valuation of Lightfoot; plus (ii) a $438 thousand decline in the valuation of the Black Bison warrant, which includes a $115 thousand write-down of the asset to zero during the third quarter of 2015; minus (iii) a $282 thousand unrealized gain on the 18-month escrow associated with the sale of VantaCore recognized during in June 2015; and minus (iv) an $823 thousand tax adjustment recorded during the third quarter of 2014 that recharacterized distributions received from return of capital to dividend income.
For the nine months ended September 30, 2015, the $3.4 million increase in realized and unrealized losses from other equity securities versus the prior-year period is primarily due to a combination of: (i) a $1.7 million increase in unrealized losses due to fluctuations in the valuation of Lightfoot; plus (ii) the prior-year included an unrealized gain of $2.1 million related to VantaCore which was sold on October 1, 2014; plus (iii) a $741 thousand change in the valuation of the warrant for the purchase of shares in Black Bison, which includes a $115 thousand write-down of the asset to zero during the third quarter of 2015; minus (iv) a $282 thousand unrealized gain on the 18-month escrow associated with the sale of VantaCore recognized during in June 2015; and (v) a $823 thousand tax adjustment recorded during the third quarter of 2014 that recharacterized distributions received from return of capital to dividend income.
Depreciation, Amortization and ARO Accretion
Depreciation, amortization and ARO accretion expense increased $2.6 million and $3.8 million for the three and nine months ended September 30, 2015, as compared to the prior-year periods. For the three months ended September 30, 2015, a $2.3 million increase is attributable to the acquisition of GIGS, a $762 thousand increase is attributable to the acquisition of the MoGas Pipeline System in November 2014 and a $50 thousand increase is attributable to the construction of additional planned improvements at the Portland Terminal Facility. These combined increases are offset by a $570 thousand decline in depreciation expense due to the termination of the PNM Lease Agreement. Depreciation and amortization for Pinedale LGS and Omega remained relatively flat for the three and nine months ended September 30, 2015, and the prior-year periods, as there were no major acquisitions or disposals of property, plant or equipment.
Interest Expense
Interest expense was approximately $3.9 million and $6.1 million for the three and nine months ended September 30, 2015, respectively, as compared to $978 thousand and $2.6 million for the prior-year periods. The increase is primarily attributable to the first full quarter of interest on the Convertible Notes, the borrowing on the Regions Revolver Facility in connection with the MoGas Transaction and deferred debt costs associated with the KeyBank and Regions Revolver facilities.

Non-Controlling Interest Attributable to Depreciation, Amortization, ARO Accretion and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Non-controlling interest attributable to depreciation, amortization and interest expense items was $560 thousand and $565 thousand for each of the three months ended September 30, 2015 and 2014, respectively, and $1.7 million for each of the nine months ended September 30, 2015 and 2014.
Net Income Attributable to CorEnergy Stockholders
Net income attributable to CorEnergy stockholders was $427 thousand for the three months ended September 30, 2015, as compared to a net income of $1.9 million for the prior-year period. After deducting $1.0 million for the portion of preferred dividends declared on October 28, 2015, that are allocable to the current period, net loss attributable to common stockholders was $610 thousand, or $(0.01) per common share. For the nine months ended September 30, 2015, net income attributable to CorEnergy stockholders was $8.7 million as compared to $7.0 million for the prior-year period. After deducting $2.8 million for the portion of preferred dividends declared on July 31 and October 28, 2015, that are allocable to the current periods, net income attributable to common stockholders was $5.9 million, or $0.11 per common share as compared to $7.0 million, or $0.23 per common share, for the prior-year period.
Common Equity Attributable to CorEnergy Shareholders per Share
As of September 30, 2015, our common equity increased by approximately $57.1 million to $367.6 million from $310.5 million as of December 31, 2014. This increase principally consists of net proceeds from our June offering of common stock totaling approximately $73.3 million, net income attributable to CorEnergy common stockholders for the nine months ended September 30, 2015 of approximately $8.7 million, $90 thousand of common stock issued under the director's compensation plan and $472 thousand of dividends reinvested under the DRIP plan. These increases in common equity were partially offset by dividends paid to our shareholders of approximately $22.9 million, a $481 thousand decline in accumulated other comprehensive income associated with our hedged derivative assets, $2.0 million of costs associated with the January 2015 preferred issuance. The table below does not reflect non-controlling interest equity.

Analysis of Equity	September 30, 2015	December 31, 2014
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 and 0 issued and outstanding as of September 30, 2015, and December 31, 2014	$56,250,000	$—
Capital stock, non-convertible, $0.001 par value; 59,629,941 and 46,605,055 shares issued and outstanding at September 30, 2015, and December 31, 2014 (100,000,000 shares authorized)	59,630	46,605
Additional paid-in capital	367,548,287	309,950,440
Accumulated retained earnings	—	—
Accumulated other comprehensive income	(27,779)	453,302
Total CorEnergy Stockholders' Equity	423,830,138	310,450,347
Subtract: 7.375% Series A cumulative redeemable preferred stock	(56,250,000)	—
Total CorEnergy Common Equity	367,580,138	310,450,347
Common shares outstanding	59,629,940	46,605,055
Book Value per Common Share	$6.16	$6.66

NAREIT FFO
FFO is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. As defined by the National Association of Real Estate Investment Trusts, NAREIT FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses of depreciable properties, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs) and after adjustments for unconsolidated partnerships and non-controlling interests. Adjustments for non-controlling interests are calculated on the same basis. We define FFO attributable to common stockholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO attributable to common shareholders may differ from methods used by other REITs and, as such, may not be comparable.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
Due to the legacy investments that we hold, we have also historically presented a measure of FFO, to which we refer herein as FFO Adjusted for Securities Investments, derived by further adjusting NAREIT FFO for distributions received from investment securities, income tax expense (benefit) from investment securities, net distributions and dividend income and net realized and unrealized gain or loss on other equity securities. Historically, we have labeled FFO Adjusted for Securities Investments as "FFO" in our periodic reports. Both NAREIT FFO and FFO Adjusted for Securities Investments are supplemental, non-GAAP financial measures.
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
AFFO
AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred leasing costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments and provision for loan losses, above-market rent, noncash costs associated with derivative instruments and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Management uses AFFO as a measure of long-term sustainable operational performance. Adjustments for non-controlling interests are calculated on the same basis.
AFFO does not represent amounts available for management's discretionary use because such amounts are needed for capital replacement of our assets with finite lives, expansion, debt service obligations, funding our ARO liability or other commitments and uncertainties. AFFO should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or service our indebtedness.

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

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income attributable to CorEnergy Stockholders	$427,219	$1,888,418	$8,698,985	$6,999,485
Less:
Preferred Dividend Requirements	1,037,109	—	2,811,719	—
Net Income attributable to Common Stockholders	(609,890)	1,888,418	5,887,266	6,999,485
Add:
Depreciation	5,644,320	3,237,261	13,158,454	9,573,809
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	411,455	411,455	1,234,364	1,234,365
NAREIT funds from operations (NAREIT FFO)	4,622,975	4,714,224	17,811,356	15,338,929
Add:
Distributions received from investment securities	274,550	864,575	742,056	1,697,319
Income tax expense (benefit) from investment securities	(450,699)	324,969	57,531	1,588,399
Less:
Net distributions and dividend income	241,563	1,686,637	1,025,381	1,686,637
Net realized and unrealized gain on other equity securities	(1,408,751)	(865,470)	(915,568)	2,512,738
Funds from operations adjusted for securities investments (FFO)	5,614,014	5,082,601	18,501,130	14,425,272
Add:
Provision for loan losses, net of tax	6,667,823	—	6,667,823	—
Transaction costs	133,009	102,591	880,307	139,540
Amortization of debt issuance costs	699,386	306,300	1,313,026	595,982
Amortization of deferred lease costs	22,824	15,343	53,508	46,026
Accretion of asset retirement obligation	169,521	—	169,521	—
Income tax expense (benefit)	(114,940)	(86)	(351,668)	(7,124)
Amortization of above market leases	—	72,985	72,987	218,954
Noncash costs associated with derivative instruments	(13,965)	(18,200)	(48,493)	(53,132)
Less:
EIP Lease Adjustment	—	542,809	542,809	1,628,427
Non-Controlling Interest attributable to AFFO reconciling items	23,837	23,286	69,348	69,635
Adjusted funds from operations (AFFO)	$13,153,835	$4,995,439	$26,645,984	$13,667,456

Weighted Average Shares of Common Stock Outstanding:
Basic	59,620,742	31,641,851	51,331,901	31,090,370
Diluted	59,620,742	31,641,851	51,331,901	31,090,370

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
NAREIT FFO attributable to Common Stockholders
Basic	$0.08	$0.15	$0.35	$0.49
Diluted (1)	$0.08	$0.15	$0.35	$0.49
FFO attributable to Common Stockholders
Basic	$0.09	$0.16	$0.36	$0.46
Diluted (1)	$0.09	$0.16	$0.36	$0.46
AFFO attributable to Common Stockholders
Basic	$0.22	$0.16	$0.52	$0.44
Diluted (1)	$0.22	$0.16	$0.52	$0.44
(1) Diluted NAREIT FFO and FFO for the three and nine months ended September 30, 2015, excludes the impact to income of an add back for interest expense on the 7% Convertible Senior Notes outstanding and the number of outstanding shares from the conversion of the 7.00% Convertible Senior Notes, because to do so, would be antidilutive.

NAREIT FFO
NAREIT FFO for the three months ended September 30, 2015 and 2014, totaled approximately $4.6 million and $4.7 million, respectively. For the nine months ended September 30, 2015 and 2014, NAREIT FFO totaled approximately $17.8 million and $15.3 million, respectively. NAREIT FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above.
We subtract dividends on preferred shares in arriving at Net Income attributable to Common Stockholders. The $1.0 million of preferred dividends for the three months ended September 30, 2015, represents the first full quarter of dividends on our 7.375% Cumulative Preferred Shares issued in January 2015. For the nine months ended September 30, 2015, we deducted $2.8 million which includes the partial month of January 2015.
For the three and nine months ended September 30, 2015, $0 thousand and $69 thousand, respectively, of net income is attributable to the PNM Lease Agreement, as compared to $69 thousand and $206 thousand for the prior year periods. Included in the amount being added back to depreciation expense is $570 thousand for the nine months ended September 30, 2015, and $1.7 million for the nine months ended September 30, 2014, of depreciation attributable to EIP leased asset. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
FFO for the three months ended September 30, 2015 and 2014, totaled approximately $5.6 million and $5.1 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the three months ended September 30, 2015 and 2014, by adding distributions received from investment securities of approximately $275 thousand and $865 thousand, respectively; by subtracting net income tax benefit from investment securities of approximately $451 thousand for the three months ended September 30, 2015 and adding $325 thousand for the three months ended September 30, 2014; by eliminating net distributions and dividend income from investment securities of approximately $242 thousand and $1.7 million; and by adjusting for noncash items impacting net income by adding net realized and unrealized gain on other equity securities of approximately $1.4 million and $865 thousand, respectively.
FFO for the nine months ended September 30, 2015 and 2014, totaled approximately $18.5 million and $14.4 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we have made adjustments for noncash items impacting net income for the nine months ended September 30, 2015 and 2014, by adding distributions received from investment securities of approximately $742 thousand and $1.7 million, respectively; by adding net income tax expense from investment securities of approximately $58 thousand and $1.6 million, respectively; by eliminating net distributions and dividend income from investment securities of approximately $1.0 million and $1.7 million; and by adjusting for noncash items impacting net income by adding net realized and unrealized gain on other equity securities of approximately $916 thousand for the nine months ended September 30, 2015 and eliminating $2.5 million for the nine months ended September 30, 2014.

AFFO
AFFO for the three months ended September 30, 2015 and 2014, totaled approximately $13.2 million and $5.0 million, respectively. For the three and nine months ended September 30, 2015, the provision for loan losses, net of tax includes the provision for loan loss of $8.0 million and the income tax benefit of $1.3 million attributed to the Black Bison Loans. We had transaction costs of $880 thousand for the nine months ended September 30, 2015. These cost represent the acquisition cost we incurred throughout the year as we pursue potential opportunities to expand our portfolio. For the three and nine months ended September 30, 2015, $170 thousand was included for the accretion of asset retirement on GIGS. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. This adjustment totals $543 thousand for the three months ended September 30, 2014, and for the nine months ended September 30, 2015, and $1.6 million for the nine months ended September 30, 2014. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
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
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of September 30, 2015, are included in Notes 3, 4, 5 and 6 in the Notes to the Consolidated Financial Statements included in this report. This section provides additional information concerning material developments related to our asset portfolio, including our remaining private equity securities, during the nine months ended September 30, 2015.
Grand Isle Gathering System
On July 1, 2015 EXXI announced it had closed on the sale of the East Bay Field for $21 million to a private buyer. The sale of East Bay allows the company to focus on activities in fields with higher profitability, while significantly reducing plugging and abandonment liabilities in the Gulf of Mexico. EXXI has stated that it continues to evaluate additional opportunities to sell non-core assets in the Gulf of Mexico. On August 11, 2015 Energy XXI acquired the remaining 80 percent interest in Energy XXI M21K, LLC, from its joint venture partner for $25 million cash. The producing assets are 45 percent liquids, offsetting the liquids sold with the East Bay divestiture on June 30, 2015. Neither of these transactions had an impact on volumes or lease payments related to the GIGS asset.
As of October 31, 2015, EXXI has retired over $890 million in face value of bonds with annualized cash interest expense savings of more than $65 million and continues to analyze a variety of transactions designed to reduce leverage.
Pinedale LGS
The 2015 annual adjustment for changes in the CPI resulted in an increase in quarterly rent under the Pinedale Lease Agreement of $85 thousand. As of September 30, 2015, no variable rent based on throughput was due under the Pinedale Lease Agreement.
As of September 30, 2015, average operated well costs were approximately $2.9 million, representing a decrease of 25 percent from a year ago. Ultra Petroleum is currently contemplating an asset sale to reduce leverage and increase liquidity.
Portland Terminal Facility
The base rent under the Portland Lease Agreement is expected to increase based on a percentage of specified construction costs incurred by LCP Oregon, estimated at $10.0 million. As of September 30, 2015, additional spending on terminal-related projects totaled approximately $9.7 million. Base rent as of September 30, 2015, was approximately $509 thousand, of which, $92 thousand represents the increase related to construction improvements. The base rent is not influenced by the flow of hydrocarbons. As of September 30, 2015, no variable rent based on throughput was due under the Portland Lease Agreement.
MoGas
As previously described in Note 21 in the Notes to the Consolidated Financial Statements in this report, MoGas, had a contingency arising from its certification proceeding before the FERC. On April 7, 2015, the DC Circuit Court of Appeals issued a ruling upholding the FERC's decision to allow MoGas to include the acquisition premium in their rate base for purposes of determining initial rates. The Missouri Public Service Commission had 90 days from the date of the judgment to appeal to the Supreme Court. That date passed on July 6 without appeal.
Black Bison Financing Notes Receivable
Due to reduced drilling activity in Black Bison WS's area of operations, we have provided certain waivers and recognized a related loss provision and write down of the warrant in the third quarter. For additional information see Note 6 in the Notes to the Consolidated Financial Statements in this report.
Eastern Interconnect Project
Through April 1, 2015, the EIP was leased to PNM under a triple-net lease. The EIP lease terminated on April 1, 2015, with the sale of the Company’s 40 percent undivided interest for cash of $7.7 million, received on April 1, 2015.

Omega Pipeline
Omega Pipeline's previous agreement with the Department of Defense ("DOD") expired on January 31, 2015. The DOD has subsequently awarded extensions of the current agreement through the end of 2015 and Omega expects to continue that agreement until a new agreement is reached. Omega is currently working to reach terms under a new 10-year agreement that are very similar to those in the previous 10-year agreement by early 2016.
Private Security Assets
As of September 30, 2015, investments in securities of energy infrastructure companies represents approximately 1.3 percent of the Company’s total assets. Following is a summary of the fair values of the other equity securities that we held at September 30, 2015, as they compare to the fair values at December 31, 2014.

Fair Value of Other Equity Securities
Portfolio Company	Fair Value At September 30, 2015	Fair Value At December 31, 2014	$ Change	% Change
Lightfoot	$8,658,068	$9,217,181	$(559,113)	(6.1)%
Black Bison Warrant	—	355,000	(355,000)	(100.0)%
Total Other Equity Securities	$8,658,068	$9,572,181	$(914,113)	(9.5)%
Lightfoot
The fair value of Lightfoot as of September 30, 2015, decreased approximately $559 thousand, or 6.1 percent, as compared to the valuation at December 31, 2014, primarily due to the change in value of Arc Logistics' publicly traded shares and a decrease in the Company's marketability discount.
During the third quarter, the Company received a distribution of $272 thousand and expects these distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics and Gulf LNG. However, both the ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG nor Lightfoot is under any obligation to make such distributions. Accordingly, there can be no assurance that our expectations concerning 2015 distributions from Lightfoot will be realized.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2015, we had approximately $106.7 million available for future investment representing cash of $16.9 million plus revolver availability of $89.8 million.
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
Cash Flows - Operating, Investing and Financing Activities
Cash Flows from Operating Activities
For the nine months ended September 30, 2015, cash provided by operating activities totaled approximately $30.9 million, representing an increase of approximately $13.1 million over the same period of the prior year. The significant increases and decreases in cash provided by operating activities that primarily drove this change included the following:
Increases in Cash from Operating Activities

•	MoGas: During the first nine months of 2015, the net operating results of MoGas, acquired in November 2014, contributed $8.4 million to the increase in cash from operating activities.

•
Portland Terminal Facility: When the Portland Terminal was acquired in January 2014, a certain amount of construction was required before the terminal became fully operational. Accordingly, the lessor was granted a partial rent holiday during the first six months of the lease. For the nine months ended September 30, 2015, the Portland Terminal lease payments had increased to the full amount of the base rent and had also increased as a result of nearly $9.7 million in completed construction projects, contributing approximately $2.0 million to the increase in cash provided by operating activities as compared to the prior year.

•
Financing Notes: Additional payments to the Company resulting from a July 2014 increase to the Black Bison financing notes and December 2014 initial funding of the Four Wood financing notes contributed nearly $946 thousand to the increase over prior year despite waivers provided to Black Bison as described in Note 6 in the Notes to Consolidated Financial Statements included in this report.

•	GIGS lease payments: Cash provided by the GIGS lease payments for the current quarter was $7.9 million.

Decreases in Cash from Operating Activities

•
EIP: The first half of 2014 included nearly $4.3 million in advance rental payments. In conjunction with the agreement to sell EIP to PNM on April 1, 2015 upon expiration of the lease, the lease payments that would have been due over the remainder of the term were accelerated and paid in full on January 1, 2014.

•
Management Fees: A net increase in the Company’s asset base for the nine months ended September 30, 2015 as compared to the prior year period resulted in approximately $1.7 million in additional management fees paid to Corridor.

•	Increase in cash interest paid of approximately $553 thousand due to increased facility sizes and borrowings.

•	Increase in cash taxes paid of approximately $179 thousand due to estimated tax payments made starting in 2015 related to the Lightfoot investment.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015, was $243.8 million. In the second quarter of 2015 the Company deployed approximately $246.5 million to acquire the GIGS assets. Also, during the nine months ended September 30, 2015, an additional $3.7 million was invested in terminal-related improvement projects for the Portland Terminal Facility. The sale of the EIP asset on April 1, 2015 provided additional cash from investing activities of approximately $7.7 million.
Net cash used in investing activities for the nine months ended September 30, 2014, totaled $60.2 million. In January, 2014, the company paid approximately $41.0 million for the purchase the Portland Terminal Facility. An additional $4.4 million was invested in terminal-related improvement projects by the end of September 2014. The company also used approximately $15.5 million to fund the initial loan to Black Bison WS in March 2014.
Cash Flows from Financing Activities
During the nine months ended September 30, 2015, net cash provided by financing activities was $222.2 million. The company raised net proceeds from the January 2015 Series A preferred stock offering of $54.2 million, of which, $32.0 million was subsequently used to pay down the revolver. In June 2015, in connection with the acquisition of the GIGS assets, the company raised a total of $226.7 million, as follows: (i) $73.4 million net proceeds were raised in a follow-on common stock offering; (ii) $111.3 million in net proceeds from the 7.00 percent Convertible Note offering; and (iii) drew $42.0 million on the Regions Revolver. Then on July 8, 2015 the company drew $45 million on a term note, the proceeds of which were used to pay off the Regions Revolver. The company made its first principal payment of $900 thousand on the term note. The company also paid $2.5 million in preferred dividends and $19.9 million in common dividends. Distributions to non-controlling interests of $2.0 million and principal payments on the KeyBank Term Facility totaling $2.6 million account for the majority of the remaining cash used by financing activities.
During the nine months ended September 30, 2014, the net cash provided by financing activities totaled $29.9 million. In January 2014, the Company raised net proceeds of $45.6 million in a follow-on common stock offering related to the acquisition of the Portland Terminal Facility. Total common stock dividends paid during the nine months ended September 30, 2014 were approximately $11.1 million. Distributions to non-controlling interests of $2.1 million and principal payments on the KeyBank Term Facility totaling $2.1 million account for the remaining cash used by financing activities.

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
On September 26, 2014, the company entered into a $30.0 million revolving credit facility with Regions Bank, then on November 24, 2014, increased the credit facility to $90.0 million in conjunction with the MoGas Transaction. There were no borrowings on the Regions Revolver between September 26, 2014 and November 24, 2014. The facility had a maturity of November 24, 2018. For the first six months subsequent to the increase, the facility accrued interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. On and after May 24, 2015, the interest rate was determined by a pricing grid where the applicable interest rate is anticipated to be LIBOR plus 2.75 percent to 3.50 percent, depending on the company's leverage ratio at such time. On June 29, 2015, the Company borrowed against the revolver in the amount of $42 million in conjunction with the GIGS transaction.
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
Pinedale Facility
Pinedale LP has a $70.0 million secured term credit facility with KeyBank that provides for monthly payments of principal and interest. Outstanding balances under the credit facility generally accrue interest at a variable annual rate equal to LIBOR plus 3.25 percent and are secured by the Pinedale LGS. Pinedale LP is obligated each month to pay all accrued interest as well as principal payments of $294 thousand. The KeyBank Term Facility expires at the end of December 2015, with an option to extend through December 2016 which the company has elected not to exercise. Refer to Note 22 in the Notes to the Consolidated Financial Statements included in this report for additional information regarding the refinancing of this facility.
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
MoGas Credit Facility
In conjunction with the MoGas Transaction, MoGas Pipeline LLC and United Property systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and reborrow loans up to$3.0 million outstanding at any time. On July 8, 2015 the revolving credit agreement was amended and restated in accordance with the expansion of the REIT credit facilities mentioned previously. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver and term loan. As of September 30, 2015, there had been no borrowings against the MoGas Revolver. As of September 30, 2015, the co-borrowers are in compliance of all covenants of the MoGas Revolver.
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
On July 31, 2015, the 2014 Note Payable Agreement was allowed to expire and a new $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank. The new Mowood/Omega Revolver will be used for working capital and general business purposes, is guaranteed and secured by the assets of Mowood and has a maturity of July 31, 2016. Interest accrues at LIBOR plus 4.00 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at September 30, 2015.
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
As of July 8, under the amended and restated Regions Revolver and term loan agreement the company is subject to certain revised financial covenants as follows: (i) a minimum debt service coverage ratio of 2.0 to 1.0; (ii) a maximum total leverage ratio of 5.0 to 1.0; (iii) a maximum senior secured recourse leverage ratio (which generally excludes debt from Unrestricted Subs) of 3.00 to 1.0.; and (iv) a maximum total funded debt to capitalization ratio of 50 percent. Effective September 30, 2015, the Regions Revolver was amended to clarify that the covenant related to the company's ability to make distributions is tied to AFFO and applicable REIT distribution requirements, and provides that, in the absence of any acceleration of maturity following an Event of Default, the company may make distributions equal to the greater of the amount required to maintain the company's REIT status and 100 percent of AFFO for the trailing 12 month period.
The KeyBank Term Facility is subject to (i) a minimum interest rate coverage ratio of 5.5 to 1.0; (ii) a maximum leverage ratio, as of the date hereof and through the computation period ending August 31, 2015, 3.5 to 1.0 and, thereafter, 3.25 to 1.0; and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the company level.
We were in compliance with all covenants at September 30, 2015.

Equity Offerings
We had a registration statement under the Securities Act of 1933, covering a proposed maximum aggregate offering price of $300.0 million of securities declared effective by the SEC on June 8, 2012. During the quarter ended March 31, 2015, we conducted the following equity offering pursuant to such registration statement:

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

On January 23, 2015, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities, with an aggregate offering price of up to $300.0 million. The following summarizes transactions that have occurred through September 30, 2015 under the January 23, 2015 shelf:

•	DRIP Shares - As of September 30, 2015 we have issued 73,997 shares of common stock under the Company’s dividend reinvestment plan that reduced availability by approximately $472 thousand.

•
Directors' compensation plan - As of September 30, 2015, under the Directors' compensation plan the Company has issued 8,904 shares of common stock that reduced availability by approximately $60 thousand.

•	June 2015 - In connection with the purchase of the GIGS we completed a follow-on offering of 12,937,500 shares of common stock that reduced availability by $77.6 million.

•	June 2015 - In connection with the purchase of the GIGS we issued debt convertible to the company's common stock that reduced availability by $115.0 million
As of September 30, 2015, the remaining availability under our January 2015 shelf registration statement was approximately $106.8 million of maximum aggregate offering price of securities.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. These investing activities have generally been financed from the proceeds of our public equity and debt offerings as well as the term and credit facilities mentioned above. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. The following is our liquidity and capitalization as of the below noted dates:

Liquidity and Capitalization
	As of September 30, 2015	As of December 31, 2014
Cash and cash equivalents	$16,862,808	$7,578,164
Line of credit	$—	$32,141,277

Long-term debt (excluding current maturities)	212,840,918	63,532,000
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	56,250,000	—
Capital stock, non-convertible, $0.001 par value	59,630	46,605
Additional paid-in capital	367,548,287	309,950,440
Accumulated retained earnings	—	—
Accumulated other comprehensive income	(27,779)	453,302
CorEnergy equity	423,830,138	310,450,347
Total CorEnergy capitalization	$636,671,056	$373,982,347
As previously mentioned, the July 2015 expansion of the company's credit facility resulted in the use of $42.0 million, of the $45.0 million in term debt to pay down the line of credit, net of fees and interest. We also have two additional lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $3.0 million and $1.5 million. Also refer to Note 22 in the Notes to the Consolidated Financial Statements included in this report for additional information regarding the refinancing of Pinedale LP's current Key Bank Term Facility.
Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will fund our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.
Our sources of liquidity as of September 30, 2015, to pay our remaining 2015 commitments, include the amounts available under our revolving credit facilities of approximately $94.3 million and unrestricted cash on hand of approximately $16.9 million.
We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2016 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Private Securities Investments
As of September 30, 2015, our only remaining securities investment was our investment in Lightfoot. For additional information concerning Lightfoot and related developments during 2015 please refer to the discussion presented above in this Item 2 under the heading “Asset Portfolio and Related Developments.”
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets and, to the extent compatible with our status as a REIT, equity enhancements to certain of our real property investments), and we intend to liquidate our remaining private securities investments in an orderly manner.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of September 30, 2015.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale Debt	$64,414,000	$3,528,000	$60,886,000	$—	$—
Interest payments on Pinedale Debt		2,196,915	526,956	—	—
Convertible Debt	$115,000,000	—	—	115,000,000	—
Interest payments on Convertible Debt		8,050,000	16,100,000	13,752,083	—
Regions Term Note	$44,100,000	3,600,000	7,200,000	33,300,000	—
Interest payment on Regions Term Note		1,321,260	2,302,344	1,175,340	—
Totals		$13,774,915	$77,512,956	$128,752,083	$—
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
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the acquisition of the Pinedale LGS. The primary term of the credit facility is three years, which the company has elected not to exercise. Under the KeyBank Term Facility, Pinedale LP is obligated to make monthly principal payments, which began in the second year of the term, equal to 0.42 percent of the $70 million loan outstanding. Interest accrues at a variable annual rate equal to LIBOR plus 3.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at September 30, 2015 (0.19 percent at September 30, 2015). Refer to Note 22 in the Notes to the Consolidated Financial Statements included in this report for additional information regarding the refinancing of this facility.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MAJOR TENANTS
As of September 30, 2015, the Company had three significant leases. For additional information concerning each of these leases, see Note 4 in the Notes to the Consolidated Financial Statements included in this report. The table below displays the impact of significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of		For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	December 31, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Pinedale LGS	40.14%	79.17%	30.41%	70.59%	49.78%	72.45%
Grand Isle Gathering System	50.07%	—	59.91%	—	32.68%	—
Portland Terminal Facility	9.52%	17.24%	9.55%	20.53%	15.30%	18.44%
Public Service of New Mexico (2)	—	3.07%	—	8.88%	2.05%	9.11%
(1) Insignificant leases are not presented, thus percentages do not sum to 100%.
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
Portland Terminal Facility
In January 2014, the Company entered into a triple-net lease with Arc Terminals for use of the Portland Terminal Facility, which is guaranteed by Arc Logistics. In view of the fact that this lease represents approximately 10 percent the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on the results of operation going forward.
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
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended September 30, 2015, the sources of our stockholder distributions include lease and financing revenue from our real property assets and distributions from our investment securities. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
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
On October 28, 2015, the Board of Directors declared the Company's 2015 third quarter common stock dividend of $0.150 per share. The third quarter dividend is payable on November 30, 2015 to shareholders of record on November 13, 2015.
On October 28, 2015, the Board of Directors also declared a dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending September 30, 2015. The preferred stock dividend is payable on November 30, 2015 to shareholders of record on November 13, 2015.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of September 30, 2015, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2014.

As of September 30, 2015, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $8.7 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $529 thousand.
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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of September 30, 2015, we had $212.8 million in long-term debt (net of current maturities). The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2015, was $11.9 million under the KeyBank $70 million term credit facility after giving effect to our interest rate swap agreements. Variable rate debt as of September 30, 2015 was $44.1 million under the Regions credit facility. A 100 basis point increase or decrease in current LIBOR rates would result in a $206 thousand increase or decrease of interest expense for the nine months ended September 30, 2015. As of September 30, 2015, the fair value of our hedge derivative totaled approximately $0 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase the net hedged derivate instrument by $1.1 million, while a decrease of 100 basis points would decrease the net hedged derivative instrument by $801 thousand as of September 30, 2015. See Note 17 of the Notes to our Consolidated Financial Statements included in this report for further information concerning quantitative valuations and the qualitative aspects of our use of interest rate hedge swaps to manage interest rate risk.
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
Changes in Internal Control over Financial Reporting
On November 24, 2014, the Company completed its acquisition of MoGas Pipeline LLC (“MoGas”), at which time MoGas became a wholly owned subsidiary of the Company. The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through September 30, 2015, and believes the internal controls and procedures of MoGas will have a material effect on the Company’s internal control over financial reporting. See Note 5 “MoGas Transaction” to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.
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

During the quarter ended September 30, 2015 we completed an upgrade of the information systems that we use to accumulate financial data used in financial reporting. We utilized this new system to generate financial statements for our fiscal quarter ended September 30, 2015. The upgrade was not made in response to any deficiency in our internal controls.

Other than our information system upgrade, which we believe enhances our system of internal controls, and except for the MoGas Transaction as described above, there were no other material changes in the Company’s internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending September 30, 2015, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company’s wholly owned subsidiary, MoGas, was involved in an ongoing matter arising from its certification proceeding before the FERC. As part of that proceeding, the FERC determined initial rates to be used by MoGas. The Missouri Public Service Commission (“MPSC”) alleged that MoGas improperly included a purported acquisition premium associated with purchasing certain assets for the purposes of determining those rates. The FERC held that the issue did not need to be determined until MoGas filed its next rate case. The MPSC appealed that decision to the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”), which reversed the FERC’s decision and remanded the matter to the FERC on the limited issue of whether the premium was properly included in the initial rates. In the interim, MoGas filed and settled the required rate case, which noted that the outcome of the settlement could impact certain rates in effect from June 1, 2008 to December 31, 2009 and after January 1, 2013. On March 31, 2013, the FERC issued an order confirming that the purchase price of the assets could be included in the rate base and initial rates were proper; it further reaffirmed this finding and denied MPSC’s petition for rehearing on September 19, 2013. On November 13, 2013, the MPSC petitioned the D.C. Circuit for review of the FERC’s March and September orders in MPSC v. FERC, Case No. 13-1278. MoGas was an intervenor in that proceeding. On April 7, 2015, the D.C. Circuit issued a ruling upholding the FERC's decision to allow MoGas to include the acquisition premium in their rate base for purposes of determining initial rates.
The MPSC had 90 days from the date of the judgment to appeal to the Supreme Court. That date passed on July 6 without appeal. Therefore, the case is considered closed and the acquisition premium issue settled.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which could materially affect our business, financial condition or future results. The risks described in this report, our Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the nine months ended September 30, 2015, that were not registered under the 1933 Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
The following have been determined to be material contracts entered into by the company during or following the quarter ended September 30, 2015, and copies of each are filed as exhibits to this report:

•
Letter Agreement Concerning Loans and Other Agreements with Black Bison Related Entities dated August 15, 2015, the material terms of which are described in Note 6 in the Notes to the Consolidated Financial Statements presented in this report.

•
First Amendment, dated November 4, 2015 and effective as of September 30, 2015, to Amended and Restated Revolving Credit Agreement by and among the Company and Regions Bank, et al; dated July 8, 2015, the material terms of which are described under the headings “Liquidity and Capital Resources – Debt Covenants” in Part I, Item 2 of this report.

•
Letter Agreement, dated November 9, 2015 and effective as of September 30, 2015, Concerning Calculation of Management Fee Under Management Agreement dated May 8, 2015, effective May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc., the material terms of which are described in Note 11 in the Notes to the Consolidated Financial Statements presented in this report.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
10.2(c)
Letter Agreement dated November 9, 2015 and effective as of September 30, 2015 Concerning Management Fee for September 30, 2015 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015 between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. is filed herewith.

10.20(c)	Amended and Restated Revolving Credit Agreement by and among the Company and Regions Bank, et al; dated July 8, 2015 (1)
10.20(d)
First Amendment, dated November 4, 2015 and effective as of September 30, 2015, to Amended and Restated Revolving Credit Agreement by and among the Company and Regions Bank, et al; dated July 8, 2015 is filed herewith.

10.24	Letter Agreement Concerning Loans and Other Agreements with Black Bison Related Entities dated August 15, 2015 is filed herewith.
12.1	Computation of Ratio of Earnings to Fixed Charges is filed herewith.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith.
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

(1) Incorporated by reference to the Registrant's current report on Form 8-K, filed July 8, 2015.

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

November 9, 2015

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)

November 9, 2015