Form 10-K
period 2015-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2016-03-14
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $31.60 on the New York Stock Exchange was $375,081,935. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 29, 2016, the registrant had 11,951,757 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
TABLE OF CONTENTS
____________________________________________________________________________________________

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

PART I
GLOSSARY OF DEFINED TERMS
Certain of the defined terms used in this report are set forth below:
Accretion Expense: The expense recognized when adjusting the present value of the GIGS Asset Retirement Obligation for the passage of time
Administrative Agreement: The Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor
Alerian MLP Index: A float-adjusted, capitalization-weighted index of energy Master Limited Partnerships
Arc Logistics: Arc Logistics Partners LP (NYSE: ARCX)
Arc Terminals: Arc Terminals Holdings LLC, an indirect wholly-owned operating subsidiary of Arc Logistics
ARO: The Asset Retirement Obligation liabilities assumed with the acquisition of GIGS
ASC: Accounting Standards Codification
Bbls: Standard barrel containing 42 U.S. gallons
Bcfe: One billion cubic feet of natural gas equivalent
BOE: Barrel of Oil Equivalents
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
EIP: the Eastern Interconnect Project, which includes 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components that move electricity across New Mexico between Albuquerque and Clovis.
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
FASB: Financial Accounting Standards Board
FERC: Federal Energy Regulatory Commission

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS (Continued from previous page)
Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy
Four Wood Energy: Four Wood Energy Partners LLC, a wholly-owned subsidiary of Four Wood Capital Partners LLC
GAAP: U.S. generally accepted accounting principles
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor, LP and triple-net leased to a wholly-owned subsidiary of Energy XXI Ltd
GOM: Gulf of Mexico
Grand Isle Corridor: Grand Isle Corridor, LP, an indirect wholly-owned subsidiary of the Company
Grand Isle Gathering System: a subsea midstream pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities
Grand Isle Lease Agreement: to be completed
Indenture: collectively, that certain Base Indenture, dated June 29, 2015, as supplemented by the related First Supplemental Indenture, dated as of June 29, 2015, between the Company and Computershare Trust Company, N.A., as Trustee for the Convertible Notes
IRS: U.S. Internal Revenue Service
KeyBank: KeyBank National Association
KeyBank Term Facility: A $70 million secured term credit facility Pinedale LP entered into with KeyBank in December 2012 to finance a portion of our acquisition of the Pinedale LGS, which matures in December 2015 with an option to extend through December 2016.
LDCs: local distribution companies
Leeds Path West: Corridor Leads Path West, Inc., a wholly-owned subsidiary of CorEnergy
Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC
Management Agreement: the Management Agreement effective July 1, 2013, as amended effective January 1, 2014, between the Company and Corridor
New Management Agreement: the Management Agreement effective May 1, 2015, between the Company and Corridor
MMBTu: Million British Thermal Units, a measurement of natural gas
MoGas: MoGas Pipeline LLC, an indirect wholly-owned subsidiary of CorEnergy
MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, owned and operated by MoGas
MoGas Revolver: a $3 million revolving line of credit facility at the MoGas subsidiary level with Regions Bank
Mowood: Mowood, LLC, an indirect wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC
NAREIT: National Association of Real Estate Investment Trusts
NGA: Natural Gas Act of 1938
NGPA: Natural Gas Policy Act of 1978
OCS: the Outer Continental Shelf
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC
Omega Pipeline: Omega's natural gas distribution system in south central Missouri

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS (Continued from previous page)
Pinedale LGS: the Pinedale Liquids Gathering system, a system consisting of approximately 150 miles of pipelines and four above-ground central gathering facilities located in the Pinedale Anticline in Wyoming, owned by Pinedale LP and triple-net leased to a wholly-owned subsidiary of Ultra Petroleum
Pinedale Lease Agreement: the December 2012 agreement pursuant to which the Pinedale LGS assets are triple-net leased to a wholly owned subsidiary of Ultra Petroleum
Pinedale LP: Pinedale Corridor, LP
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
PV-10 Value: The indicated value of a company’s oil and gas reserves for disclosure in filings with the SEC. It represents the present value of estimated future oil and gas revenues, net of estimated direct expenses, discounted at an annual discount rate of 10%.
QDI: qualified dividend income
Regions Revolver: the Company’s $90 million revolving line of credit facility with Regions Bank
Regions Credit Facility: the Company's $45 million Term Loan, together with the upsized $105 million Regions Revolver and the $3 million MoGas Revolver with Regions Bank
Regions Term Loan: the Company's $45 million term loan with Regions Bank that is part of the Regions Credit Facility
REIT: real estate investment trust
Reverse Stock Split: a 1-for-5 reverse stock split of the outstanding shares of common stock of CorEnergy, effective as of 5:01 PM Eastern time on December 1, 2015
SEC: Securities and Exchange Commission
SWD: SWD Enterprises, LLC, a wholly-owned subsidiary of Four Wood Energy Partners, LLC
Tcfe: One trillion cubic feet of natural gas equivalent
TRS: taxable REIT subsidiary
Ultra Petroleum: Ultra Petroleum Corp. (NYSE: UPL)
Ultra Wyoming: Ultra Wyoming LGS LLC, an indirect wholly-owned subsidiary of Ultra Petroleum
UPS: United Property Systems, LLC, an indirect wholly-owned subsidiary of CorEnergy
VIE: Variable Interest Entity
VantaCore: VantaCore Partners LP
WTI: West Texas Intermediate, grade of crude oil used for benchmarking price

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

EXPLANATORY NOTE
Where applicable throughout this report, share totals and per-share amounts related to the Company’s common stock have been retroactively adjusted for all periods presented to reflect the impact of the Reverse Stock Split that became effective December 1, 2015.  For additional information, see Note 18, Stockholders’ Equity, in the Notes to the Financial Statements included in this report.
ITEM 1. BUSINESS
GENERAL
CorEnergy Infrastructure Trust, Inc. (“CorEnergy”) was organized as a Maryland corporation and commenced operations on December 8, 2005. As used in this report, the terms “we”, “us”, “our” and the “Company” refer to CorEnergy and its subsidiaries. Please refer to the Glossary of Defined Terms presented at the beginning of Part 1 for definitions of additional capitalized terms and abbreviations used in this report. Prior to 2011 we operated as a business development company under the name Tortoise Capital Resources Corporation and invested primarily in securities of privately held and micro-cap public companies operating in the U.S. energy sector. In April 2011, we withdrew our election to be treated as a business development company. We do not plan on making additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets) and intend to liquidate our legacy private securities investments in an orderly manner. We have elected REIT status for U.S. federal income tax purposes, commencing with calendar year 2013. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years.
COMPANY OVERVIEW
CorEnergy primarily owns assets in the midstream and downstream U.S. energy sectors that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas and electric transmission and distribution assets. Our objective is to provide shareholders with a stable and growing cash dividend, supported by long-term contracted revenue from operators of our assets, primarily under triple-net participating leases. These leases generate stable cash flows without direct commodity price exposure. We believe our leadership team’s energy and utility expertise provides CorEnergy with a competitive advantage to acquire, own and lease U.S. energy infrastructure assets in a tax-efficient, transparent, investor-friendly REIT. We meet the capital needs of companies in the U.S. energy infrastructure sector because we are a passive, long-term partner using our management's extensive industry knowledge to customize our long-term leases and structured financings. Our leadership team also has extensive insight on the broad universe of assets that may be owned by a REIT and utilizes a disciplined investment philosophy developed through over 26 years of relevant industry experience.
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
Our assets are primarily mission-critical to our customers, in that utilization of our assets is necessary for the business they seek to conduct and their rental payments are an essential operating expense. For example, our crude oil gathering system assets are necessary to the exploration of upstream crude oil reserves, so the operators' lease of those assets is economically critical to their operations. Some of our assets are subject to rate regulation by FERC or state public utility commissions. In most cases, we believe our assets are essential to the conduct of the business of our customers. Further, energy infrastructure assets are an essential and growing component of the U.S. economy that give us the opportunity to assist the capital expansion plans and meet the capital needs of various midstream and upstream participants.
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. CorEnergy has historically targeted dividend growth of 1-3% annually from existing contracts through inflation escalations and participating rents. The Company is not expecting significant inflation-based or participating rents in 2016. Since qualifying as a REIT in 2013, we have grown our annualized dividend from $2.50 per share to $3.00 per share in 2015. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

2015 Highlights
Highlighted below are key transactions completed during our fiscal year ended December 31, 2015, and transactions completed subsequent to our fiscal year end but prior to the filing of this report:
During the fiscal year ended December 31, 2015

•	Series A Preferred Offering - $54.2 million, net proceeds

•	Common Equity Offering - $73.3 million, net proceeds

•	Convertible Debt Issuance - $111.3 million, net proceeds

•	Grand Isle Gathering System ("GIGS") Acquisition - $259.8 million

•	EIP Sale - $7.7 million proceeds to the Company

•	Expanded existing credit facility to $153 million

•	Pinedale Corridor LP extended its current secured credit facility with KeyBank National Association through March 2016

•	Completed funding $10 million ARC Terminal construction project

•	Increased our common stock dividend to $3.00 per share on an annualized basis
Significant 2016 Developments
January 2016

•
The Department of Defense awarded Omega Pipeline Company, LLC a new, 10-year agreement with very similar terms and conditions as the previous agreements to continue providing natural gas and gas distribution services through January 31, 2026

February 2016

•	On February 29, 2016, certain subsidiaries of EXXI received waivers and amendments in connection with their first lien credit agreement.
March 2016

•	On March 1, 2016, UPL and its subsidiaries entered into certain waivers and amendments in connection with their unsecured revolving credit agreement.
For additional details concerning each of these transactions, see "Recent Transactions" below.
Assets
Most of our REIT qualifying and other energy infrastructure assets have been acquired at various times since June, 2011, while our legacy private equity investments generally have been liquidated in accordance with the plans of those entities. Our business currently consists of the assets summarized below. For additional details concerning our energy infrastructure real property, see "Item 2 - Properties" in this report.
Energy Infrastructure Real Property Investments

•
Grand Isle Gathering System: a subsea, midstream pipeline system located in the Gulf of Mexico triple-net leased to an affiliate of EXXI, pursuant to the Grand Isle Lease Agreement. The EXXI Tenant’s obligations under the lease agreement are guaranteed by EXXI.

•
Pinedale LGS: a system consisting of approximately 150 miles of pipelines and four above-ground central gathering facilities located in the Pinedale Anticline in Wyoming triple-net leased to a subsidiary of, and guaranteed by, Ultra Petroleum Corp. pursuant to the Pinedale Lease Agreement.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

•
Portland Terminal Facility: a petroleum products terminal located in Portland, Oregon, which is triple-net leased on a long-term basis to Arc Terminals pursuant to the Portland Lease Agreement, and Arc Terminals has authority to operate the Portland Terminal Facility. The Portland Lease Agreement is guaranteed by Arc Logistics.

•
MoGas Pipeline System: MoGas is the owner and operator of the MoGas Pipeline System, an approximately 263 mile FERC-regulated interstate natural gas pipeline in and around St. Louis and extending into central Missouri.

•	Omega Pipeline: Omega Pipeline Company, LLC is a natural gas service provider located primarily on the US Army's Fort Leonard Wood military post in south-central Missouri.
Energy Infrastructure Financing Investments
We have provided financing loans to owners and operators of energy infrastructure real property assets, secured by such assets and related equipment, as well as by the outstanding equity of the borrowers. These loans include participating features pursuant to which we may receive additional interest tied to increases in utilization of the underlying facilities, and one also includes an equity enhancement. See the section titled "Asset Portfolio and Related Developments" in Item 7 and Note 6 of the Notes to the Consolidated Financial Statement included in this report for additional information concerning these investments.
Private Equity Investments
Our legacy private equity investments generally have been liquidated in accordance with the plans of those entities. For additional information, see “Private Security Assets” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.
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

•
Asset Evaluation - We review the physical condition of the property and assess the likelihood of replacing the rental payment stream if the tenant defaults. We also generally engage a third party to conduct, or require the seller to conduct a preliminary examination, or Phase 1 assessment, of the site to determine the potential for contamination or similar environmental site assessments in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
RECENT TRANSACTIONS
Acquisitions
Grand Isle Gathering System. On June 30, 2015, utilizing proceeds from the financing activities described below, we acquired the Grand Isle Gathering System, a subsea, crude oil pipeline system in the Gulf of Mexico. For a further description of the GIGS assets and related information, see Item 2 - Properties, the section titled "Asset Portfolio and Related Developments" in Item 7, and Note 4 of the Notes to Consolidated Financial Statements, respectively, included in this report.
Investment Transactions
Liquidation of Investment in EIP. On April 1, 2015, upon lease termination, we sold our 40 percent undivided interest in the Eastern Interconnect Project (EIP) to the tenant, Public Service Company of New Mexico. Proceeds from the sale totaled approximately $7.7 million. See the section titled "Asset Portfolio and Related Developments" in Item 7 and Note 3 of the Notes to the Consolidated Financial Statements included in this report for additional information concerning this transaction.
Financing Transactions
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
Common Stock Offering. On June 23, 2015, we completed a follow-on equity offering of 2,587,500 shares of common stock that generated $73.3 million in proceeds net of underwriting discounts, which were used in the acquisition of GIGS as discussed above.
Convertible Debt Offering. On June 23, 2015 we completed a new issue of convertible debt in an underwritten public offering that generated $111.3 million in proceeds, net of underwriting discounts, which were used in the acquisition of GIGS as discussed above.
Regions Credit Facility. On July 8, 2015, the Company amended and upsized its existing $93 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153 million, consisting of (i) an increase in the Regions Revolver to $105 million, (ii) the existing $3 million MoGas revolver at the subsidiary entity level and (iii) a $45 million term loan at the CorEnergy parent entity level (the "Regions Term Loan" and, collectively with the upsized Regions Revolver and the MoGas Revolver, the "Regions Credit Facility"). Upon closing the Regions Credit Facility, CorEnergy drew $45 million on the Regions Term Loan at the parent level to pay down the balance on the Regions Revolver that had been used in funding the GIGS acquisition, referenced above. The Company now has approximately $95.8 million of available borrowing capacity on the Regions Revolver.
Pinedale Credit Facility. On December 31, 2015, our subsidiary, Pinedale Corridor LP, extended its current secured credit facility with KeyBank National Association through March 2016. With the execution of the agreement, a principal reduction payment of $1.0 million was made, resulting in an outstanding balance of approximately $62.5 million. Through the extension period, Pinedale Corridor LP will make revised monthly principal payments, totaling approximately $4.0 million. Borrowings under the credit facility bear interest on the outstanding principal amount at the LIBOR rate plus 4.25 percent.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
We pay Corridor a management fee based on total assets under management. In aligning our strategy to focus on distributions and distribution growth, Corridor is paid an incentive fee based on increases in distributions to our stockholders. A percentage of the Corridor incentive fee is reinvested in CorEnergy's common stock. Pursuant to a Management Agreement and an Administrative Agreement, Corridor has agreed to use its reasonable best efforts to present us with suitable acquisition opportunities consistent with our investment objectives and policies and is generally responsible, subject to the supervision and review of our Board of Directors, for our day-to-day operations.
Energy Infrastructure Real Property Asset Management
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
The Management Agreement includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.625 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock.

During the year ended December 31, 2015, and the first quarter of 2016, the Company and the Manager agreed to the following modifications to the fee arrangements described above:

•
in order to ensure equitable application of the quarterly management fee provisions of the Management Agreement to the GIGS acquisition, which closed on June 30, 2015, the Manager waived any incremental management fee due as of the end of the second quarter of 2015 based on the net impact of the GIGS Acquisition as of June 30, 2015;

•
in light of the Provision for Loan Loss recorded with respect to the Black Bison Loans as described in Note 6 in the Notes to the Financial Statements included in this report, the Manager voluntarily recommended, and the Company agreed, that effective on and after September 30, 2015, solely for the purpose of computing the value of the Company’s Managed Assets in calculating the quarterly management fee described above, the Company’s investment in the Black Bison Loans and the Black Bison Warrant will be valued based on their estimated net realizable value (which shall not exceed the amount of the Company’s initial investment) as of the end of the quarter for which the Management Fee is to be calculated; and

•
in light of the provision for uncollectable interest recorded with respect to Black Bison loans as described in Note 6 in the Notes to Financial Statements included in this report, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $133,194 of the total $278,619 incentive fee that would otherwise be payable under the provisions described above with respect to dividends paid on the Company’s common stock during the year ended December 31, 2015, and accordingly the Manager received an incentive fee of $145,425 for such period.

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
Employees
As we are externally managed, we have no employees at the corporate level. Our subsidiary, Omega, has one part-time and four full-time employees. Our subsidiary MoGas has 17 full-time employees.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Risks Related to Our Investments in Real Estate and the U.S. Energy Infrastructure Sector
Risks Related to Our Two Largest Investments
The Grand Isle Gathering System and the Pinedale LGS constitute the largest single component of our leased infrastructure real property assets and associated lease revenues and will materially impact the results of our business.
The Grand Isle Gathering System represents approximately 37.6 percent of our total assets as of December 31, 2015, and the lease under the Grand Isle Lease Agreement with the EXXI Tenant represented approximately 28.5 percent of our total revenue for the year ended December 31, 2015. The Pinedale LGS represented approximately 30 percent of our total assets as of December 31, 2015 and the lease payments under the Pinedale Lease Agreement with Ultra Wyoming represented approximately 29 percent of our total revenue for the year ended December 31, 2015.
Accordingly, the financial condition of these tenants and related parent guarantors and the ability and willingness of each to satisfy their obligations under the respective lease agreements and guaranties will have a material impact on our results of operations, ability to service our indebtedness and ability to make distributions. As disclosed in each of their filings with the SEC, EXXI and Ultra Petroleum may experience further deterioration of their businesses, including and without limitation, due to the deterioration of oil, natural gas and other commodity prices. A further weakening of their financial condition may result in the tenants' failure to make timely lease payments or give rise to another default under the lease agreements or a failure by EXXI or Ultra Petroleum to meet their guaranty obligations. In the event of a default by one of these parties, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investments, and we could be unable to collect future rental payments under our lease agreements or the guaranties.
Each of EXXI, the parent guarantor under the Grand Isle Lease Agreement, and Ultra Petroleum, the parent guarantor under the Pinedale Lease Agreement, have disclosed certain risks related to their businesses in their filings with the SEC. A complete discussion of the risks related to EXXI's business can be found in EXXI's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, and its Annual Report on Form 10-K for the year ended June 30, 2015. A complete discussion of the risks related to Ultra Petroleum's business can be found in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further updates related to Ultra Petroleum and EXXI may be found in their subsequent reports filed with the SEC.
Additional Risks Related to Our Real Estate and Energy Infrastructure Investments
Our focus on the energy infrastructure sector will subject us to more risks than if we were broadly diversified.
Because we specifically focus on the energy infrastructure sector, investments in our common stock may present more risks than if we were broadly diversified over numerous sectors of the economy. Therefore, a downturn in the U.S. energy infrastructure sector would have a larger impact on our assets and performance than on a company that does not concentrate in one sector of the economy. The energy infrastructure sector can be significantly affected by the supply of and demand for specific products and

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

services; the supply and demand for crude oil, natural gas, and other energy commodities; the price of crude oil, natural gas, and other energy commodities; exploration, production and other capital expenditures; government regulation; world and regional events, politics and economic conditions.
Production declines and volume decreases could be caused by various factors, including decreased access to capital or loss of economic incentive to drill and complete wells, depletion of resources, catastrophic events affecting production, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import or export supply and demand disruptions, or increased competition from alternative energy sources.
We are subject to risks involved in single tenant leases.
We intend to focus our acquisition activities on real properties that are triple-net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease: (i) is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant, (ii) might decrease the value of that property, and (iii) could expose us to 100 percent of all applicable operating costs.
In addition, if we determine that a renewal of a lease with any present or future tenant of any of our energy infrastructure assets is not in the best interests of our stockholders, if a tenant determines it no longer wishes to be the tenant under a lease upon its expiration, if we desire to terminate a lease as a result of a breach of that lease by the tenant or if we lose any tenant as a result of such tenant’s bankruptcy, then in each circumstance we would need to identify a new tenant for the lease. Any new tenant would need to be a qualified and reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as our tenant. There is no assurance that we would be able to identify a tenant that meets these criteria, or that we could enter into a new lease with any such tenant on terms that are as favorable as the lease terms that were in place with the prior tenant.
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

•
we may not complete the acquisition of a desired real property asset even if we have signed an agreement to acquire such real property asset because such agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction; and

•	we may be unable to finance acquisitions of real property assets on favorable terms or at all.
Net leases may not result in fair market lease rates over time.
We expect a large portion of our future income to come from net leases. Net leases typically have longer lease terms and, thus, there is an increased risk that if market rental rates increase in future years, the rates under our net leases will be less than fair market rental rates during those years. As a result, our income and distributions could be lower than they would otherwise be if we did not engage in net leases. We generally will seek to include a clause in each lease that provides increases in rent over the term of the lease, as well as participating features based on increases in the tenant's utilization of the underlying asset, but there can be no assurance we will be successful in obtaining such a clause.
If a tenant becomes insolvent or declares bankruptcy and such action results in a rejection of the lease, or in the sale-leaseback transaction being challenged as a fraudulent transfer or re-characterized in the lessee company’s bankruptcy proceeding, our business, financial condition and cash flows could be adversely affected.
We enter into sale-leaseback transactions, whereby we purchase an energy infrastructure property and then simultaneously lease the same property back to the seller. If a lessee company becomes insolvent or declares bankruptcy, our business could be adversely affected by one or both of the following:

•
A sale-leaseback transaction may be re-characterized as either a financing or a joint venture in a bankruptcy or insolvency proceeding. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the subject property, and as a result would have the status of a creditor in relation to the lessee company. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the lessee company for the amounts owed under the lease. Although we believe each of our lease agreements constitutes a true lease that should not be re-characterized, there is no guaranty a court would

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

agree. In the event of re-characterization, our claim under a lease agreement would either be secured or unsecured. We will take steps to create and perfect a security interest in our lease agreement such that our claim would be secured in the event of a re-characterization, but such attempts could be subject to challenge by the debtor or creditors and there is no assurance a court would find our claim to be secured. The lessee company/debtor under this scenario, might have the ability to restructure the terms, interest rate and amortization schedule of its outstanding balance. If approved by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing any lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and the lessee company could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee company relating to the property.

•
Subject to the re-characterization risk above, the lessee could either assume or reject the lease in a bankruptcy proceeding. Generally, the lessee would be required to make rent payments to us during its bankruptcy until it rejects the lease (for leases that are personal property leases, the lessee need not make rental payments that arise from the petition date until 60 days after the order for relief is entered in the bankruptcy case). If the lessee assumes the lease, the bankruptcy court would not be able to change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us, though there may be a delay as a result of the bankruptcy in such return. In that event, if we were able to re-lease the affected facility to a new tenant only on unfavorable terms or after a significant delay, we could lose some or all of the revenue from that facility for an extended period of time. If the lease agreement is rejected, our claim against the lessee and/or parent guarantor could be subject to a statutory cap under section 502(b)(6) of the Bankruptcy Code to the extent the lease agreement is deemed to be a lease for real property rather than a lease for personal property. Such cap generally limits the amount of a claim for lease-based damages in the event of a rejection to the greater of one year’s rent or 15 percent of the rent reserved for the remaining lease term, not to exceed 3 years. We believe that any of our lease agreements would be characterized as a real property lease rather than a personal property lease, though a court could hold to the contrary.

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
We have invested, and expect to continue to invest, in real property assets, which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern the gathering, storage, handling, and transportation of petroleum and other hazardous substances, the emission and discharge of materials into the environment, including wastewater discharges and air emissions, the operation and removal of underground and aboveground storage tanks, the generation, use, storage, treatment, transportation and disposal of solid and hazardous materials and wastes, and the remediation of any contamination associated with such disposals. We own assets related to the storage and distribution of oil and gas, natural gas and natural gas liquids, and storage and throughput of crude oil, petroleum products and chemicals, which are subject to all of the inherent hazards and risks normally incidental to such assets, such as fires, well site blowouts, cratering and explosions, pipe and other equipment and system failures, uncontrolled flows of oil, gas or well fluids, formations with abnormal pressures, environmental risks and hazards such as gas leaks, oil spills and pipeline ruptures and discharges of toxic gases. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. Moreover, if one or more of these hazards occur, there can be no assurance that a response will be adequate to limit or reduce any resulting damage. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings. We also may be required to comply with various local, state and federal fire, health, life-safety and similar regulations.
State and federal laws in this area are constantly evolving, and some environmental laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, may impose material environmental liability and/or require material

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

expenditures by us to avoid such liability. Further, our tenant companies’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. We intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including, where deemed necessary, obtaining environmental assessments of properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or whether a prior owner of a property created a material environmental condition not known to us.
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
Our operations, as well as those of our tenants, are subject to operational hazards and unforeseen interruptions. If a significant accident or event occurs that results in a business interruption or shutdown for which we or our tenant operators are not adequately insured, such operations and our financial results could be materially adversely affected.
Our assets are subject to many hazards inherent in the transmission of energy products and transmission of related services, including:

•	aging infrastructure, mechanical or other performance problems;

•	damage to pipelines, facilities and related equipment caused by tornadoes, hurricanes, floods, fires and other natural disasters, explosions and acts of terrorism;

•	inadvertent damage from third parties, including from construction, farm and utility equipment;

•	leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;

•	operator error;

•
environmental hazards, such as natural gas leaks, product and waste spills, pipeline and tank ruptures, and unauthorized discharges of products, wastes and other pollutants into the surface and subsurface environment, resulting in environmental pollution; and explosions.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our or our tenants' related operations or services. A natural disaster or other hazard affecting the areas in which we or our tenants operate could have a material adverse effect on our operations and the financial results of our business.
Both we and our tenants depend on certain key customers for a significant portion of our respective revenues. The loss of any such key customers could result in a decline in our business.
Both we and our tenants are subject to risks of loss resulting from nonperformance by customers. We depend on certain key customers for a significant portion of our revenues, particularly operating revenues from MoGas. Our tenants are similarly dependent on revenues from key customers to support their operations and ability to make lease payments to us. The loss of all or even a portion of the contracted volumes of such customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on the business, financial condition and results of operations of us or our tenants (as applicable), unless we or they are able to contract for comparable volumes from other customers at favorable rates.
We are exposed to the credit risk of our tenants and customers and our credit risk management may not be adequate to protect against such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our tenants and customers. Our credit procedures and policies may not be adequate to fully eliminate such credit risk. If we fail to adequately assess the creditworthiness of existing or future tenants or customers, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them and inability to re-market the resulting capacity, or re-lease the underlying assets, could have a material adverse effect on our business, financial condition and results of operations. We may not be able to effectively re-market such capacity, or re-lease such assets, during and after insolvency proceedings involving a tenant or customer.
Our assets and operations, as well as those of our tenants and other investees and customers, can be affected by extreme weather patterns and other natural phenomena.
Our assets and operations, as well as those of our tenants and other investees and customers, can be adversely affected by floods, hurricanes, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme or

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
The operation of our energy infrastructure assets could be adversely affected if third-party pipelines, railroads or other facilities interconnected to our facilities become partially or fully unavailable.
Our facilities, as well as those of our tenants, may connect to other pipelines, railroads or facilities owned by third parties. Both we and our tenants depend upon third-party pipelines and other facilities that provide delivery options to and from such facilities. For example, MoGas’ pipelines interconnect, directly or indirectly, with virtually every major interstate pipeline in the eastern portion of the U.S. and a significant number of intrastate pipelines. Because we do not own these third party facilities, their continuing operation is not within our control. Accordingly, these pipelines and other facilities may become unavailable, or available only at a reduced capacity. If these pipeline connections were to become unavailable to us or our tenants for current or future volumes of products due to repairs, damage, lack of capacity or any other reason, our ability, or the ability of our tenants, to operate efficiently and continue shipping products to end markets could be restricted, thereby reducing revenues. Likewise, if any of these third-party pipelines or facilities becomes unable to transport any products distributed or transported through our or our tenants' facilities, our or our tenants’ business, results of operations and financial condition could be adversely affected, which could adversely affect our ability to make cash distributions to our stockholders.
The relative illiquidity of our real property and energy infrastructure asset investments may interfere with our ability to sell our assets when we desire.
Investments in real property and energy infrastructure assets are relatively illiquid compared to other investments. Accordingly, we may not be able to sell such assets when we desire or at prices acceptable to us in response to changes in economic or other conditions. This could substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders.
Additional Risks Related to the Grand Isle Gathering System and Grand Isle Lease Agreement
Requirements imposed by the BOEM and BSEE related to the decommissioning, plugging, and abandonment of offshore facilities could significantly impact our cost of owning the Grand Isle Gathering System, which could have a material adverse impact on our financial condition and ability to make distributions to our stockholders.
The Bureau of Ocean Management (the “BOEM”) issued guidance effective October 15, 2010, following the Deepwater Horizon accident, that effectively established a more stringent regimen for the timely decommissioning of what is known as “idle iron”-wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease-in the GOM. This guidance includes decommissioning requirements providing that pipelines, platforms or other facilities, which would include various components of the Grand Isle Gathering System that are no longer useful for operations must be removed within five years of the cessation of operations, or as otherwise specified therein. A higher than normal level of decommissioning activity in the GOM at a time when the Grand Isle Gathering System is decommissioned may result in increased demand for salvage contractors and equipment, which in turn could result in increased estimates of plugging, abandonment and removal costs related to these regulatory asset retirement obligations.
To cover these asset retirement obligations, the BOEM generally requires that OCS lessees, pipeline right-of-way holders and other facility owners demonstrate financial strength and reliability according to regulations or post bonds or other acceptable assurances that such obligations will be satisfied. In addition, in August 2014, the BOEM issued an Advanced Notice of Proposed Rulemaking in which the agency indicated that it was considering increasing the financial assurance requirements for companies operating assets such as the Grand Isle Gathering System on the OCS. Further, the significant reductions in oil and natural gas pricing since the middle of 2014 may also adversely impact the BOEM’s financial assurance determinations with respect to operators such as EXXI. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. While EXXI historically has satisfied these requirements with respect to its ownership and operation of the Grand Isle Gathering System, and the terms of the Grand Isle Lease Agreement require EXXI to continue to do so, given current commodity prices’ effect on EXXI's creditworthiness and the unwillingness of the surety companies to post bonds without the requisite collateral, there is no assurance that EXXI will be able to continue to satisfy the demands for additional collateral for its current bonds or comply with new supplemental bonding requirements. If EXXI were financially unable to satisfy these requirements, Grand Isle Corridor, LP, as the owner of the Grand Isle Gathering System, would be required to do so. There can be no assurance that we would be able to meet any such increased bonding requirements. Under some circumstances, the BOEM may require any of our or our lessee’s operations on federal leases, rights-of-way or facilities to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations. In addition, the

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Additional Risks Related to the Pinedale LGS and Pinedale Lease Agreement
We are subject to the risk of Ultra Wyoming transferring its obligations under the Pinedale Lease Agreement.
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
Additional Risks Related to Our Ownership and Operation of MoGas
MoGas’ operations are subject to extensive regulation, including those relating to environmental matters, which may adversely affect our income and the cash available for distribution.
In addition to the regulations discussed above pipeline safety regulations discussed below, MoGas' operations are subject to extensive federal, regional, state and local environmental laws and regulations including, for example, the Clean Air Act (CAA), the Clean Water Act, CERCLA, the Resource Conservation and Recovery Act, OPA, OSHA and analogous state laws. These laws and regulations may restrict or impact MoGas' business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, restricting the manner in which it disposes of wastes, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control requirements, and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. MoGas may be unable to recover some or all of the resulting costs through insurance or increased revenues, which could have a material adverse effect on its business, results of operations and financial condition.
MoGas' natural gas transmission operations are subject to regulation by the FERC.
MoGas' business operations are subject to regulation by the FERC, including the types and terms of services MoGas may offer to its customers, construction of new facilities, expansion of current facilities, creation, modification or abandonment of services or facilities, record keeping and relationships with affiliated companies. Compliance with these requirements can be costly and burdensome and FERC action in any of these areas could adversely affect MoGas' ability to compete for business, construct new facilities, expand current facilities, offer new services or recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times or additional costs to develop and complete any future project than competitors that are not subject to the FERC’s regulations.
In addition, the rates MoGas can charge for its natural gas transmission operations are regulated by the FERC pursuant to the Natural Gas Act of 1938 (“NGA”) as follows:

•
MoGas may only charge rates that have been determined to be just and reasonable by the FERC, subject to a prescribed maximum and minimum, and is prohibited from unduly preferring or unreasonably discriminating against any person with respect to its rates or terms and conditions of service.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

•
MoGas' existing rates may be challenged in a proceeding before FERC, which may reduce MoGas' rates if it finds the rates are not just and reasonable or are unduly discriminatory. Proposed rate increases may be challenged by protest and allowed to go into effect subject to refund. Even if a rate increase is permitted by the FERC to become effective, the rate increase may not be adequate.

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
MoGas competes with other pipelines.
The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to supplies, flexibility, and reliability of service. Additionally, FERC’s policies promote competition in natural gas markets by increasing the number of natural gas transmission options available to MoGas' customer base. Any current or future pipeline system or other form of transmission that delivers natural gas into the areas that MoGas serves could offer transmission services that are more desirable to shippers than those MoGas provides because of price, location, facilities or other factors. Increased competition could reduce the volumes of product MoGas transports or, in instances where MoGas does not have long-term contracts with fixed rates, could cause MoGas to decrease the transmission rates it can charge its customers. Competition could intensify the negative impact

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
As of December 31, 2015, we had outstanding consolidated indebtedness of approximately $217.4 million. Our leverage could have important consequences. For example, it could:

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
Pinedale LP borrowed $70 million under its credit facility to finance the acquisition of the Pinedale LGS and such indebtedness, as currently extended, will mature March 30, 2016. The outstanding balance on this indebtedness was $62.5 million at December 31, 2015. Pinedale LP may not be able to refinance that indebtedness on its existing terms or at all. If funding is not available when needed, or is available only on unfavorable terms, we may not be able to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategies, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Holders of the Convertible Notes do not and will not have any claim as a creditor against any of our present or future subsidiaries. Indebtedness and other liabilities of those subsidiaries, including trade payables, whether secured or unsecured, are structurally senior to our obligations to holders of the Convertible Notes. As of December 31, 2015, our consolidated subsidiaries had approximately $62.5 million of indebtedness and other liabilities of the type required to be reflected on a balance sheet in accordance with U.S. generally accepted accounting principles (including trade payables and excluding intercompany obligations). Our subsidiaries expect from time to time to incur additional indebtedness and liabilities.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
If a “Make Whole Adjustment Event” (as defined in the Indenture) occurs, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Convertible Notes converted in connection with such Make Whole Adjustment Event. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction, all as set forth in the Indenture. The adjustment to the conversion rate for Convertible Notes converted in connection with a make whole fundamental change may not adequately compensate the holders for any lost value of their Convertible Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $45.00 per share or less than $30.00 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Convertible Notes as a result of this adjustment exceed 33.3333 shares, subject to adjustments in the same manner as the conversion rate under the terms of the Indenture.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
The conversion rate of the Convertible Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, holders of Convertible Notes may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases the proportionate interest in us could be treated as a deemed taxable dividend to holders of the Convertible Notes. If, pursuant to the terms of the Indenture, a make whole fundamental change occurs on or prior to the maturity date, under some circumstances, we will increase the conversion rate for Convertible Notes converted in connection with the make whole fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. For a non-U.S. holder of the Convertible Notes, any deemed dividend may be subject to U.S. federal withholding tax at a 30 percent rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Convertible Notes.
Risks Related to Our Preferred Stock
An active trading market for our depositary shares may not be maintained.
Our depositary shares, each of which represents 1/100th of a share of our Series A Preferred Stock, are listed on the NYSE; however, we can provide no assurance that an active trading market on the NYSE for the depositary shares may be maintained. As a result, the ability to transfer or sell the depositary shares and any trading price of the depositary shares could be adversely affected.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
The market price of the depositary shares could be substantially affected by various factors.
The market price of the depositary shares will depend on many factors, which may change from time to time, including:

•	Prevailing interest rates, increases in which may have an adverse effect on the market price of the depositary shares representing interests in our Series A Preferred Stock;

•	The market for similar securities issued by other REITs;

•	General economic and financial market conditions;

•	The financial condition, performance and prospects of us, our tenants and our competitors;

•	Any rating assigned by a rating agency to the depositary shares;

•	Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry; and

•	Actual or anticipated variations in our quarterly operating results and those of our competitors.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
We have to satisfy the asset tests at the end of each quarter. Although fluctuations in the fair market value of our assets should not adversely affect our qualification as a REIT, we must satisfy the asset tests immediately after effecting the REIT acquisition of any asset. Thus, we may be limited in our ability to purchase certain assets depending upon the potential fluctuations in the fair market value of our direct and indirect assets. As fair market value determinations are inherently factual, risks exist as to the fair market determination.
Although we believe that the Grand Isle Gathering System, Pinedale LGS and the Portland Terminal Facility constitute real estate assets under the REIT provisions of the Code. That belief is not binding on the IRS or any court and does not guarantee our qualification as a REIT.
In 2007, 2009 and 2010, the IRS issued three separate private letter rulings that confirmed certain energy infrastructure assets as "real estate assets" within the meaning of Code Section 856(c)(5)(B). In addition, in 2014, the IRS proposed regulations to define real property under the REIT provisions, which provide that interests in real estate include inherently permanent structures such as pipelines and related assets.
The potential qualifying real estate assets in the energy infrastructure sector include electric transmission and distribution systems, pipeline systems, and storage and terminaling systems. We believe that substantially all of the Grand Isle Gathering System, Pinedale LGS and Portland Terminal Facility constitute real estate assets under the REIT provisions consistent with these private letter rulings and the proposed regulations. Although both private letter rulings and the proposed regulations provide insight into the current thinking of the IRS on tax issues, the private letter rulings may only be relied upon by the taxpayer to whom they were issued and are not binding on the IRS with respect to us, the Grand Isle Gathering System, Pinedale LGS or the Portland Terminal Facility, and the proposed regulations have not been finalized. We have not obtained any private letter rulings with respect to the Grand Isle Gathering System, Pinedale LGS or Portland Terminal Facility. If the Grand Isle Gathering System or Pinedale LGS does not constitute a real estate asset for federal income tax purposes, we would likely fail to continue to qualify as a REIT, would prevent us from achieving achieve our business objectives and could cause the value of our stock to decline.
We are subject to a corporate level tax on certain built in gains if certain assets are sold during the five year period following our initial election to be taxed as a REIT.
Generally, a REIT is treated as a flow-through entity for federal income tax purposes, as a REIT’s income is generally subject to a single level of federal taxation, which is accomplished by the REIT annually distributing at least ninety percent of its REIT taxable income.
However, through 2017, we will be subject to a REIT level federal income tax on any built-in gain recognized during such period on the sale of assets with built-in gain. We do not anticipate incurring any significant built-in gain tax.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.
Beginning with our fiscal year ended December 31, 2013, we believe our income and investments have allowed us to meet the income and asset tests necessary for us to qualify for and we have elected to be taxed as a REIT for fiscal 2013, 2014 and 2015. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. Accordingly, we cannot assure you that we will be organized or will operate to qualify as a REIT for future fiscal years. If, with respect to any taxable year, we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. After our initial election and qualification as a REIT, if we later failed to so qualify and we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for four subsequent taxable years. If we fail to qualify as a REIT, corporate-level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

stock, even if we would otherwise choose to do so, to any holder of Convertible Notes if the delivery of our common stock would cause that holder to exceed the ownership limits described above.
Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to sell assets in adverse market conditions, borrow on unfavorable terms or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us.
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
In the case of assets we acquire from a C corporation in a carry-over basis transaction, if we dispose of any such asset in a taxable transaction (including by deed in lieu of foreclosure) during the five-year period beginning on the date of the carry-over basis transaction, then we will be required to pay tax at the highest regular corporate tax rate on the gain recognized to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted tax basis in the asset, in each case determined as of the date of the carry-over basis transaction. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Risks Related to Our Investments in Loans
Our loans may be impacted by unfavorable real estate market conditions, which could decrease the value of those loans and the return on your investment.
If we make or invest in mortgage loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.
If our borrowers declare bankruptcy, we may be unable to collect interest and principal payments when due under the loan documents.
Either the borrowers under any loan documents we hold, or any of their affiliates, the guarantors of the borrowers’ obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. Such a bankruptcy could delay efforts to collect past due balances under the loan documents, could ultimately preclude full collection of these sums, and could cause a decrease or cessation of principal and interest payments under the loan documents. If any of these events occur, our cash flow and funds available for distributions to our stockholders would be adversely affected.
Delays in liquidating defaulted mortgage loans could reduce our investment returns.
If there are defaults under our loans, we may not be able to repossess and sell under favorable market conditions any energy infrastructure real property securing such loans. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. If there is a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan.
A foreclosure on the energy infrastructure real property and equipment held by a borrower would create additional ownership risks that could adversely impact the return on our investment.
If we should acquire any of the energy infrastructure real property and/or related equity held by a borrower by foreclosure following a default under the loan documents, we will incur additional economic and liability risks as the owner of such assets, including, among other things, insurance costs, costs of maintenance and taxes relating to such property.
In the event of a foreclosure on the energy infrastructure real property assets held by a borrower, we may not be able to sell such assets at a price equal to, or greater than, the loan amount and accrued unpaid interest under the loan documents, which may lead to a decrease in the value of our assets.
Given the specialized nature of the borrowers’ assets and the fact they are predominantly employed in support of the borrowers’ operations, there can be no assurance that we would be able to find another buyer for these assets if financial distress on the part of a borrower forced us to foreclose on our security interest. Further, even if we were able to sell the assets, such sale may occur at a price less than the amount required to recover our loan balances and accrued unpaid interest under the loan documents, which could adversely impact the value of our assets and our ability to make distributions to our stockholders.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

We may experience an impairment in the value of our loan to a borrower related to a deterioration in the credit worthiness of the borrower or a decline in the fair market value of the energy infrastructure real property assets securing the loan.
A deterioration in the credit worthiness of a borrower, due to changing business conditions or otherwise, or a decline in the fair market value of the energy infrastructure real property assets securing any of our loans to a borrower, could require us to recognize an “other-than-temporary” impairment in the value of the promissory note secured by the assets if we were to determine that such loan was in an unrealized loss position and we did not have the ability and intent to hold such asset to maturity or for a period of time sufficient to allow for recovery of the value of the underlying assets. If such a determination were made, we would recognize unrealized losses through earnings and write down the asset value of such loan to a new cost basis, based on the fair value of the assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; a subsequent disposition or sale of the loan through foreclosure or otherwise could further affect our future losses or gains, as they would be based on the difference between the sales price received and the adjusted amortized cost of such loan at the time of sale.
If a borrower suffers losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Material losses may occur in excess of insurance proceeds with respect to the assets held by a borrower, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, tornados, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums incurred for coverage against property and casualty claims. In these instances, a borrower or its affiliates may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. They may not have adequate, or any, coverage for such losses. See “—Some losses related to our real property assets, including, among others, losses related to potential terrorist activities, may not be covered by insurance and would adversely impact distributions to stockholders.” If such an event damaged or destroyed the assets held by our borrowers, we could lose both our invested capital and anticipated profits under the loan agreements.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The lack of liquidity in our private securities investments may make it difficult to liquidate these securities at favorable prices, and as a result, we may suffer losses.
We have historically invested in the equity of companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. As of December 31, 2015, all of our securities investments were invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, we may realize significantly less than the value at which we had previously recorded these investments when we liquidate any of these securities. The illiquidity of these securities investments may make it difficult for us to dispose of them at favorable prices, and, as a result, we may suffer losses.
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
Risk Related to Terrorism and Cybersecurity
A terrorist attack, act of cyber-terrorism or armed conflict could harm our business.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. These systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate the risk. These risks have generally increased as the number, intensity and sophistication of attempted attacks and intrusions by computer hackers, foreign governments and cyber terrorists has increased worldwide.
A security breach of other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Leased Energy Infrastructure Assets
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. The following summarizes our investments in energy infrastructure assets that are leased on a triple-net basis to their respective operators as of December 31, 2015:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Asset Name	Owner/Landlord	Tenant	Asset Location	Asset Description	Encumbrances (1)
Grand Isle Gathering System	Grand Isle Corridor, LP	Energy XXI GIGS Services, LLC (2)	Gulf of Mexico / Louisiana	Approximately 153 miles of offshore pipeline with total capacity of 120,000 Bbls/d including a 16-acre onshore terminal and saltwater disposal system	Security for the Company’s $150 million revolving credit facility with Regions Bank

Pinedale Liquids Gathering System	Pinedale LP (3)	Ultra Wyoming LGS LLC (4)	The Pinedale Anticline in Wyoming	Approximately 150 miles of pipelines and four central storage facilities	Security for Pinedale LP’s $62.5 million secured term credit facility with KeyBank

Portland Terminal Facility	LCP Oregon Holdings, LLC	Arc Terminals Holdings LLC (5)	Portland, OR	A 42-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1,500,000 barrels	Security for the Company’s $150 million revolving credit facility with Regions Bank

Eastern Interconnect Project (6)	CorEnergy Infrastructure Trust, Inc.	Public Service Company of New Mexico	New Mexico	216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components

(1)	For additional information, see Note 14, Credit Facilities, in the Notes to the Financial Statements included in this report.

(2)
Energy XXI GIGS Services, LLC's obligations under the GIGS Lease Agreement are guaranteed by EXXI. For additional information, see "Additional Information Concerning the Grand Isle Gathering System" below.

(3)
Prudential funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. The general partner, our wholly owned subsidiary Pinedale GP, holds the remaining 81.05 percent economic interest.

(4)
Ultra Wyoming’s obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum’s operating subsidiary, Ultra Resources. For additional information, see “Additional Information Concerning the Pinedale LGS" below.

(5)
Arc Terminals is an indirect wholly-owned subsidiary of Arc Logistics, which has guaranteed its obligations under the Portland Lease Agreement. For additional information, see “Additional Information Concerning the Portland Terminal Facility" below.

(6) Prior to April 1, 2015, we owned a 40 percent undivided interest in the EIP transmission assets, which move electricity across New Mexico between Albuquerque and Clovis.
Additional Information Concerning the Grand Isle Gathering System
Grand Isle Corridor, LP acquired the Grand Isle Gathering System from Energy XXI USA, Inc., a wholly owned subsidiary of EXXI, on June 30, 2015. The subsea pipelines forming the majority of the Grand Isle Gathering System and certain other components, such as the buildings and saltwater disposal facilities, have useful lives that extend beyond the initial term of the GIGS Lease Agreement. The Grand Isle Gathering System is critical to EXXI's core operations.
The Grand Isle Gathering System has a current capacity of approximately 120,000 barrels per day. It includes 153 miles of undersea pipeline that transports oil and water primarily from six EXXI fields. Its 16-acre onshore terminal includes four storage tanks, a saltwater disposal facility with three injection wells, and associated pipelines, land, buildings and facilities.
The primary term of the Grand Isle Lease Agreement is 11 years, with an initial renewal term of nine years, subject to certain conditions. During the initial term of the Grand Isle Lease Agreement, the EXXI Tenant is required to make minimum monthly rental payments that are initially $2.6 million in year one, increase to a maximum of $4.2 million in year seven and decline to $3.5 million in year eleven. In addition, the EXXI Tenant will pay variable rent payments based on a ten percent participation above a pre-defined threshold, which will be calculated monthly on the volumes of EXXI oil that flow through the Grand Isle Gathering System, multiplied by the average daily closing price of crude oil for the applicable calendar month. Variable rent is capped at 39 percent of the total rent for each month.
In view of the fact that EXXI leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on our results of operation going forward.
EXXI is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Additional Information Concerning the Pinedale LGS
Pinedale LP acquired the Pinedale LGS with associated real property rights in the Pinedale Anticline in Wyoming from an indirect wholly-owned subsidiary of Ultra Petroleum on December 20, 2012. The Prudential Insurance Company of America owns an 18.95 percent economic interest in the Pinedale LGS as a co-investor with us.
The Pinedale LGS consists of more than 150 miles of pipelines and four central storage facilities that are utilized by Ultra Petroleum as a method for the gathering of commingled hydrocarbon stream. The Pinedale LGS has a current capacity of approximately 45,000 barrels per day. This stream is separated into its components of water, condensate and natural gas, for the purpose of subsequently storing, selling or disposing of these separated components. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and natural gas is sold by Ultra Petroleum or otherwise used by Ultra Petroleum for fueling on-site operational equipment. Ultra Petroleum’s non-operating working interest partners in the Pinedale field where the Pinedale LGS is located pay Ultra Petroleum a fee for the use of Ultra Petroleum’s LGS. To date, no major operational issues have been reported with respect to the Pinedale LGS. We believe that the Pinedale LGS is critically necessary to support the exploration of reserves for Ultra Petroleum, which reports the rental expense as part of its Lifting and Operating Expenses (“LOE”) in the field. According to Ultra Petroleum's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Ultra operates approximately 87 percent of its operated wells in the Pinedale field.

The underground pipelines constituting the majority of the Pinedale LGS and certain other components, such as the separators, have useful lives that extend beyond the initial term of the Pinedale Lease Agreement. We believe that the Pinedale LGS is capable of being expanded at a relatively low incremental cost by, for example, adding additional separating equipment.
As of December 31, 2015, Ultra Petroleum had an estimated 2.5 Tcfe of proved reserves with a PV-10 value of $1.9 billion. UPL's 2016 capital program remains focused on its core assets in Pinedale with a production forecast of 272.5 Bcfe.
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

During the initial fifteen-year term of the Pinedale Lease Agreement, we will receive a fixed minimum annual rent ("base rent") of $20 million, adjusted annually for changes based on the CPI (subject to a 2 percent annual cap). The annual adjustment for changes in the CPI commenced January 1, 2014 with an increase of 1.53 percent to base rent. On January 1, 2015, the base rent increased by another 1.68 percent. On January 1, 2016, the base rent increased by 0.19 percent to approximately $20.7 million annually. We also are eligible for a variable rent component based on the increase in volumes, if any, of condensate and water that flowed through the Pinedale LGS over a baseline established at inception of the lease, subject to a maximum annual rental payment during the initial fifteen year term of $27.5 million.

In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on our results of operation going forward.

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
Additional Information Concerning the Portland Terminal Facility

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

In January 2014, the Company entered into a triple-net lease with Arc Terminals for use of the Portland Terminal Facility, which is guaranteed by Arc Logistics. The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services. Our ownership interest in the Portland Terminal Facility partially secures borrowings under the Company’s Regions Credit Facility.
In November 2015, we completed funding of an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: (i) upgrade a portion of the existing storage assets; (ii) enhance existing terminal infrastructure; and (iii) develop, design, engineer and construct throughput expansion opportunities.

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
Additional Information Concerning the Eastern Interconnect Project
These assets were leased on a triple-net basis through April 1, 2015 to PNM, an independent electric utility company serving approximately 500 thousand customers in New Mexico. PNM is a subsidiary of PNM Resources Inc. (NYSE: PNM). On November 1, 2012, we entered into a purchase agreement with PNM to sell our interest in the EIP upon lease termination on April 1, 2015 for $7.7 million. PNM also accelerated its remaining lease payments to us. Both lease payments due in 2013 were paid upon execution of that purchase agreement on November 1, 2012. The three remaining lease payments which would have been due April 1, 2014, October 1, 2014 and April 1, 2015, were paid in full on January 2, 2014.
Accordingly, for periods prior to its sale on April 1, 2015, the EIP was classified as “leased assets held for sale” in our consolidated financial statements and accompanying notes. We changed our estimated residual value used to calculate depreciation of the EIP which resulted in higher depreciation expense beginning in November of 2012 through the expiration of the lease in April 2015. The incremental depreciation amounts to approximately $393,000 per quarter. Prior to April 1, 2015, our ownership interest in the EIP partially secured borrowings under the Company’s Regions Credit Facility.

Please refer to Note 4 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements.
Energy Infrastructure Assets Held Through TRSs
MoGas Pipeline System
Our wholly-owned TRS, Corridor MoGas, Inc., owns all of the membership interests of two entities that own and operate the MoGas Pipeline System, which consists of approximately 263 mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri and certain related real and personal property. The MoGas Pipeline System, which is regulated by FERC, delivers natural gas to both investor-owned and municipal local distribution systems and has eight firm transportation customers. The MoGas Pipeline System receives natural gas at three receipt points and delivers that natural gas at 22 delivery points. Our ownership interest in the MoGas Pipeline System partially secures borrowings under the Company’s Regions Credit Facility.

MoGas receives natural gas at three separate receipt points from third party interstate gas pipelines and delivers that gas through 22 different delivery points to investor-owned natural gas distribution companies, municipalities and end users. MoGas has eight firm transportation customers. We provide REIT qualifying intercompany mortgage financing secured by the real property assets of MoGas and UPS which allows for a maximum principal balance of $90 million.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Omega Pipeline (Mowood, LLC)
We indirectly hold 100 percent of the equity interests in Omega through Mowood, a TRS of the Company. Mowood is the holding company of Omega, a natural gas service provider located primarily on the Department of Defense's Fort Leonard Wood military post in south-central Missouri. Omega has a long-term contract with the Department of Defense, which was renewed for an additional 10-year term in January 2016, to provide natural gas and gas distribution assets to Fort Leonard Wood through Omega’s approximately 75-mile pipeline distribution system on the post. In addition, Omega provides natural gas marketing services to several customers in the surrounding area. We provide REIT qualifying intercompany mortgage financing secured by Omega’s real property assets which allows for a maximum principal balance of $5.3 million. At December 31, 2015, and December 31, 2014, the principal balance outstanding was $5.2 million and $5.3 million, respectively.
Principal Location
Our principal executive office is located at 1100 Walnut Street, Suite 3350, Kansas City, MO 64106.
ITEM 3. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Since December 3, 2012, the Company’s common stock has been traded on the New York Stock Exchange (“NYSE”), under the symbol “CORR”. Previously the common stock was traded on the NYSE under the symbol “TTO”. The following table sets forth the range of high and low sales prices of our common shares and the distributions declared by us for each fiscal quarter for our two most recent fiscal years:

	Price Range		Cash Distribution per Share
	High	Low
2014
First quarter	$35.55	$32.20	$0.6250
Second quarter	$38.25	$33.35	$0.6450
Third quarter	$42.05	$37.30	$0.6500
Fourth quarter	$38.55	$29.35	$0.6500
2015
First quarter	$35.25	$31.70	$0.6500
Second quarter	$35.00	$30.35	$0.6750
Third quarter	$32.65	$21.70	$0.6750
Fourth quarter	$26.45	$13.59	$0.7500
On December 1, 2015, we completed a 1-for-5 reverse stock split, which was previously approved by our Board of Directors. The last reported price for our common stock as of December 31, 2015, was $14.84 per share, which reflects the reverse stock split. All issued and outstanding common stock and cash distributions per share have been retroactively adjusted to reflect this reverse stock split for all periods presented. As of December 31, 2015, we had 36 stockholders of record.
Distributions
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. The amount of any distribution is recorded by the Company on the ex-dividend date.
The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. Although, there is no assurance that we will continue to make regular distributions, we continue to believe that our investments should support sustainable 2016 distributions on a quarterly basis, and an estimated total 2016 annualized distributions of $3.00 per share.
Stock Repurchase Plan
On December 31, 2015, the Board of Director's authorized a share repurchase program for the Company to buy up to $10 million of its common stock. The Company plans to repurchase shares from time to time through open market transactions, including through block purchases, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases are to be determined by senior management, depending on market prices and other conditions. Purchases may be made through the program through December 31, 2016. We are not obligated to repurchase any shares of stock under the program and may terminate the program at any time. We did not repurchase any of our common shares during the year ended December 31, 2015.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Recent Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2015, that were not registered under the Securities Act of 1933.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Performance Graph
As a result of the Company’s withdrawal of its election to be regulated as a BDC and the liquidation of the securities portfolio, the performance comparable group was also revised to reflect a more appropriate set of benchmarks in 2013. As the Company has elected to be treated as a REIT, and has changed its primary focus to the acquisition of real property energy infrastructure assets that are leased back to operating companies such as utilities or other energy operators, it was determined that the FTSE NAREIT All Equity REIT Index (“FTSE NAREIT”), the Dow Jones Utilities Average Index (“DJ UTIL”), and the S&P Global Infrastructure Index (“SPGTIND”), are a more relevant set of indices. The graph assumes that, on December 31, 2010, a $100 investment was made in each of our common stock, the FTSE NAREIT, the DJ UTIL, the SPGTIND, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering
Through December 31, 2015
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2010
2011
2012
2013
2014
2015
FTSE NAREIT
DJ UTIL
SPGTIND
CORR

Our shares began trading on the NYSE on February 2, 2007.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included in this Annual Report on Form 10-K. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. See Note 2.B. in the Notes to Consolidated Financial Statements for further disclosure. Financial information presented below for the years ended December 31, 2015, December 31, 2014, December 31, 2013, November 30, 2012, November 30, 2011, and the one-month transition period ended December 31, 2012, has been derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm. The historical data is not necessarily indicative of results to be expected for any future period.
Results of operations for the years ended December 31, 2015, 2014 and 2013, November 30, 2012 and 2011, and the one-month transition period ended December 31, 2012, and the financial position at December 31, 2015, 2014, 2013 and 2012, and November 30, 2012 and 2011 reflect the consolidation of the Company’s wholly-owned subsidiary, Mowood, effective, September 21, 2011.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended November 30, 2012	Year Ended November 30, 2011	One-Month Transition Period Ended December 31, 2012
Operating Data
Total revenue	$71,288,935	$40,308,573	$31,286,020	$10,573,997	$3,225,463	$1,726,901
Income (loss) from continuing operations attributable to CorEnergy stockholders	12,319,911	7,013,856	4,502,339	12,348,721	2,922,143	(1,503,396)

Per Share Data
Income (loss) from continuing operations attributable to CorEnergy stockholders: Basic and Diluted	$0.79	$1.06	$0.93	$6.72	$1.60	$(0.50)
Cash dividends declared per common share(3)	$2.750	$2.570	$1.875	$2.200	$2.050	—

Other Data
AFFO(1)(2)	$3.77	$2.82	$2.62	$2.15	N/A	N/A

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

(2) AFFO was not calculated for the years ended November 30, 2011, and the one-month transition period ended December 31, 2012.
(3) Dividends in 2013 were affected by the change in year end.
(4) All other expenses consists of acquisition expense and professional fees, director's fees, amortization expense, accretion expense, operating expenses from our subsidiary, Omega Pipeline Company, LLC, and other expenses.

	December 31, 2015	December 31, 2014	December 31, 2013	November 30, 2012	November 30, 2011	December 31, 2012
Balance sheet data
Total assets	$678,490,022	$443,815,842	$283,875,659	$111,431,833	$94,287,396	$293,661,985
Current maturities	66,132,000	3,528,000	2,940,000	—	—	—
Long-term debt	151,243,153	63,532,000	67,060,000	—	2,279,883	70,000,000
CorEnergy equity - Preferred	56,250,000	—	—	—	—	—
CorEnergy equity - Common	361,784,244	310,450,347	177,193,340	98,855,785	90,426,313	180,860,539

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. Such risks and uncertainties include, without limitation, the risk factors discussed in Part I, Item 1A of this report. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.
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
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of December 31, 2015, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
As discussed in Note 4 to the Consolidated Financial Statements included in this Annual Report of Form 10-K, the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s interest in the EIP leased asset upon termination of the PNM Lease Agreement on April 1, 2015. The following Results of Operations analysis includes Lease Revenue and Depreciation Expense related to the PNM Lease Agreement and the EIP leased asset.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Following is a comparison of lease revenues, security distributions, financing revenue and operating results, and expenses, for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Leases:
Lease revenue	$48,086,072	$28,223,765	$22,552,976
Other Equity Securities:
Net cash distributions received	1,021,010	1,955,018	1,807,429
Financing:
Financing revenue	1,697,550	1,077,813	—
Operations:
Sales revenue	7,160,044	9,708,902	8,733,044
Transportation revenue	14,345,269	1,298,093	—
Cost of sales	(2,819,212)	(7,291,968)	(6,734,665)
Transportation, maintenance and general and administrative	(3,859,785)	(458,872)	—
Operating expenses (excluding depreciation, amortization and ARO accretion)	(749,940)	(840,910)	(924,571)
Net Operations (excluding depreciation, amortization and ARO accretion)	14,076,376	2,415,245	1,073,808
Total Lease Revenue, Security Distributions, Financing Revenue and Operating Results	$64,881,008	$33,671,841	$25,434,213
Expenses	(9,745,704)	(7,872,753)	(5,879,864)
Non-Controlling Interest attributable to Adjusted EBITDA Items	(3,851,973)	(3,815,585)	(3,734,884)
Adjusted EBITDA	$51,283,331	$21,983,503	$15,819,465
Lease Revenue, Security Distributions, Financing Revenue and Operating Results
Our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, financing revenue from our loan agreements, and the operating results of our subsidiaries. Total lease revenue, security distributions, financing revenue and operating results generated by our investments for the year ended December 31, 2015, was approximately $64.9 million, compared to $33.7 million and $25.4 million for the years ended December 31, 2014 and 2013, respectively.
Lease revenues for the year ended December 31, 2015, increased $19.9 million compared to the prior-year period. This increase is primarily due to a $20.3 million increase in lease revenues associated with the acquisition of GIGS in June 2015. In addition, base rents for the Portland Terminal Facility increased $1.0 million versus the prior-year period, primarily due to a $755 thousand increase in base rents related to completion of the planned construction projects at the Portland Terminal Facility. Increases in lease revenue for the period also included a $341 thousand increase due to annual CPI escalations pursuant to the Pinedale Lease Agreement. These increases were partially offset by a $1.9 million decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015. Lease revenues for the year ended December 31, 2014 increased $5.7 million compared to the prior-year period due mainly to the addition of the Portland Terminal Facility lease, which was added in January 2014. Additionally, due to an annual CPI escalation in the Pinedale Lease Agreement, the required annual minimum rent for 2014 increased by approximately 1.53 percent, or $306 thousand annually, accounted for the majority of the remaining increase over 2013.
Financing revenues for the year ended December 31, 2015, increased $620 thousand compared to the prior-year period. The increase was primarily attributable to $664 thousand of revenue earned on the loan agreements with SWD Enterprises executed December 2014. The $1.1 million in financing revenues for the year ended December 31, 2014, primarily represents interest earned as a result of new Loan Agreements with Black Bison WS, which were executed in March and July 2014. See Note 6, Financing Notes Receivable, for additional information on the Black Bison financing notes receivable.
For the years ended December 31, 2015 and 2014, the acquisition of MoGas in November 2014 contributed $10.5 million and $839 thousand, respectively, to Net Operations (excluding depreciation and amortization). Transportation revenues totaled $14.3 million for the year ended December 31, 2015, and $1.3 million for the prior-year period while transportation costs, maintenance and general and administrative expenses were approximately $3.9 million and $459 thousand, respectively.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Cash distributions received from our equity securities for the year ended December 31, 2015, were $1.0 million, a $939 thousand decrease versus the prior-year period because we sold our investment in VantaCore during the fourth quarter of 2014. During 2015, the absence of Vantacore's $1.1 million of distributions was slightly offset by increased cash distributions received from our investment in Lightfoot. Cash distributions received from our equity securities for the year ended December 31, 2014 were $1.9 million. The difference of $148 thousand versus the year ended December 31, 2013, is attributable to only receiving three distributions from VantaCore in 2014 and to Lightfoot limiting their 2013 distributions to prepare for their IPO. The Company anticipates 2016 cash distributions from our equity securities to be approximately $1.0 million.
For the years ended December 31, 2015, 2014 and 2013, our subsidiary, Omega, contributed $3.6 million, $1.6 million and $1.1 million, respectively, to Net Operations (excluding depreciation and amortization) from its natural gas operations. Omega's contribution is derived by netting sales revenue, cost of sales, and operating expenses (excluding depreciation and amortization) for the respective periods.
For the year ended December 31, 2015, an approximate 7 percent decline in Omega's gas volumes combined with an approximate 36 percent decline in average gas unit prices combined to result in a decline in Omega's revenue of $2.5 million versus the prior-year period. These factors, as well as our acquisition of MoGas, which resulted in an intercompany elimination of Omega's cost of sales against MoGas' transportation revenue, lead to a $4.5 million decrease in Omega's cost of goods sold. For the year ended December 31, 2015, approximately $2.5 million was eliminated in consolidation.
For the years ended December 31, 2014 and 2013, the year-over-year increase in sales revenue and cost of sales of $976 thousand and $557 thousand, respectively, was attributable to an increase in gas prices, an increase in system improvements, propane sales and the purchase of gas capacity. Additionally, as a result of the acquisition of MoGas, a supplier to Omega, $397 thousand of revenue and cost of sales were eliminated for consolidation purposes. Operating expenses decreased $84 thousand over prior year, mostly attributable to 2013 included nonrecurring personnel costs.
Expenses
Total expenses from operations for the year ended December 31, 2015, were $9.7 million. The most significant components of the variance from the prior-year periods are outlined in the following table and explained below:

	For the Years Ended December 31,
	2015	2014	2013
Management fees	$5,740,276	$3,467,660	$2,637,265
Acquisition and professional fees	2,996,787	3,143,216	2,484,220
Other expenses	1,008,641	1,261,877	758,379
Total	$9,745,704	$7,872,753	$5,879,864
Management fees for the year ended December 31, 2015, were $5.7 million. Management fees are directly proportional to the asset base under management. As such, the increase versus the prior-year periods is directly related to the acquisition of MoGas in November 2014 followed by the acquisition of GIGS in June 2015 (the fee on GIGS was waived for the second quarter given the timing of the June 30 acquisition). These increases over prior year were partially offset by the sale of EIP in April 2015, the disposition of VantaCore in October 2014 and the waiver of Management fees by the management company on the non-performing Black Bison assets during the latter part of 2015. Lastly, the increase in the common dividend per share combined with an increase in the number of shares outstanding resulted in an increase in the incentive fee of $39 thousand. The incentive fee is calculated as a percentage of dividends paid in excess of a predetermined threshold. For the year ended December 31, 2014, management fees equaled $3.5 million. The increase, as compared to the year ended December 31, 2013, is due to the 2014 acquisitions of the Portland Terminal and MoGas Pipeline, along with loan agreements with Black Bison WS. See Note 11, Management Agreement, for additional information.
Acquisition and professional fees for the years ended December 31, 2015, 2014 and 2013, were $3.0 million, $3.1 million and $2.5 million, respectively. Acquisition costs for the year ended December 31, 2015, were $59 thousand less than the prior-year period primarily because acquisition costs expensed in conjunction with the MoGas acquisition in 2014 were greater than costs expensed on opportunities the Company pursued during 2015 that were not completed. Acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early to mid-stages of due diligence. Professional fees also decreased $87 thousand for the year ended December 31, 2015, due to decreases in tax preparation fees, audit fees and other professional fees expensed in the current year partially offset by an increase in legal costs related to the growth of our asset portfolio through transactions that were completed during the periods.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Other expenses for the years ended December 31, 2015, 2014 and 2013, were $1.0 million, $1.3 million and $758 thousand, respectively. Annual costs for the year ended December 31, 2015, were $251 thousand less than the prior-year period primarily due to a decline in printing and mailing expense related to prior-period stock offerings, a decline in registration and valuation expenses offset by increases in costs incurred in connection with the implementation of a new accounting system, the development and maintenance of our website and transfer agent fees.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA items presented above to exclude the portion attributable to Prudential's non-controlling interest. For the year ended December 31, 2015, Prudential's interest in these items totaled $3.9 million as compared to $3.8 million and $3.7 million for the prior-year periods. The increase of $36 thousand during the current year is attributable to Prudential's proportionate share of Pinedale LP's increase in lease revenue and adjustment to registration expense partially offset by higher legal and professional fees incurred in connection with refinancing efforts related to the Key Bank Term Facility.
Adjusted EBITDA
Adjusted EBITDA attributable to CorEnergy Stockholders for the year ended December 31, 2015, was $51.3 million as compared to $22.0 million and $15.8 million for the years ended December 31, 2014 and 2013, respectively. As noted above, the increases in adjusted EBITDA are primarily associated with the acquisition of GIGS in June 2015, the acquisition of MoGas in November 2014, the acquisition of the Portland Terminal Facility in January 2014 and our financing agreements.
The following table presents a reconciliation of Adjusted EBITDA to Income Attributable to Common Stockholders as reported in the consolidated statements of income and comprehensive income:

	For the Years Ended December 31,
	2015	2014	2013
Adjusted EBITDA	$51,283,331	$21,983,503	$15,819,465
Other Adjustments:
Net distributions and dividend income not recorded as income	(121,578)	(118,235)	(1,222,615)
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	371,323	—	—
Net realized and unrealized gain (loss) on securities	(1,063,613)	(466,026)	5,366,553
Depreciation, amortization & ARO accretion	(18,766,551)	(13,195,255)	(11,491,285)
Interest expense, net	(9,781,184)	(3,675,122)	(3,288,378)
Provision for loan losses	(13,784,137)	—	—
Non-controlling interest attributable to depreciation, amortization, ARO accretion and interest expense	2,234,767	2,259,428	2,268,117
Income tax benefit (expense)	1,947,553	225,563	(2,949,518)
Preferred dividend requirements	(3,848,828)	—	—
Income Attributable to Common Stockholders	$8,471,083	$7,013,856	$4,502,339
Net Distributions and Dividends Recorded as Income
The following table summarizes the breakout of net distributions and dividends reported as income on the income statement. The table begins with the gross cash distributions and dividend income received from our investment securities during the years ended December 31, 2015, 2014 and 2013. This amount is increased by cash distributions received in a prior period that were, at the time, deemed a return of capital and have been reclassified during the current period as income. Finally, a reduction is shown for cash distributions received in the current period that are deemed a return of capital and, as such, are not included in income received from investment securities. The portion of the distributions that are deemed to be return of capital in any period are based on estimates made at the time such distributions are received. These estimates may subsequently be revised based on information received from the portfolio company after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Net Distributions and Dividends Recorded as Income
	For the Years Ended December 31,
	2015	2014	2013
Gross distributions and dividends received from investment securities	$1,021,010	$1,955,018	$1,807,429
Add:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	371,323	—	—
Less:
Distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	121,578	118,235	1,222,615
Net distributions and dividends recorded as income	$1,270,755	$1,836,783	$584,814
Net Realized and Unrealized Gain on Securities
We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict the Company's share of income and losses from the investment in the security, previously unrealized gain can be reclassified as dividend income.
For the year ended December 31, 2015, the $598 thousand increase in realized and unrealized losses from other equity securities versus the prior-year period is primarily due to a combination of: (i) a $26 thousand decrease in unrealized losses due to fluctuations in the valuation of Lightfoot; minus (ii) the prior-year included an realized gain of $371 thousand related to VantaCore which was sold on October 1, 2014; minus (iii) a $613 thousand change in the valuation of the Black Bison warrant; plus (iv) a $360 thousand unrealized gain on the 18-month escrow associated with the sale of VantaCore recognized during 2015. For the year ended December 31, 2014, the Company recognized an unrealized loss on the fair value adjustment of our other equity securities of $466 thousand. Further, the characterization of distributions received from public and private investments is estimated based on prior year activity. After receiving final 2013 K-1s, which depict the Company's share of income and losses from the investment in the security, it was determined that $863 thousand of previously unrealized gain should be reclassified as dividend income. For the year ended December 31, 2013, the Company recognized an unrealized gain on the fair value adjustment of our other equity securities of $5.3 million and a realized gain of $316 thousand from the sale of publicly traded securities. Further, it was determined that $567 thousand of previously recognized gain should be reclassified as dividend income.
Depreciation, Amortization and ARO Accretion
Depreciation, amortization and ARO accretion expense increased $5.6 million for the year ended December 31, 2015, as compared to the prior-year period. The increase is primarily attributable to the newly acquired GIGS, $4.7 million, and MoGas Pipeline, $2.7 million, partially offset by a $1.7 million decline in depreciation expense due to the termination of the PNM Lease Agreement. Depreciation and amortization expense increased $1.7 million for the year ended December 31, 2014, as compared to the prior year period. The increase was attributable to the acquisition of the Portland Terminal Facility, $1.4 million, and MoGas Pipeline, $309 thousand, respectively. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.
Interest Expense
Interest expense was approximately $9.8 million for the year ended December 31, 2015, as compared to $3.7 million and $3.3 million for the years ended December 31, 2014 and 2013, respectively. The $6.1 million increase is primarily attributable to the first full six-months of interest and amortization of the discount on the Convertible Notes issued June 29, 2015, the borrowings on the Regions Revolver Facility in connection with the MoGas Transaction, an increase in the Regions unused credit facility fees and deferred debt costs associated with the KeyBank and Regions Revolver facilities.
Non-Controlling Interest Attributable to Depreciation, Amortization, ARO Accretion and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Non-controlling interest attributable to depreciation, amortization, accretion, and interest expense items was $2.2 million for the year ended December 31, 2015, as compared to $2.3 million for the prior-year periods.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Net Income Attributable to CorEnergy Stockholders
Net income attributable to common stockholders was $8.5 million, or $0.79 per common share, for the year ended December 31, 2015, as compared to $7.0 million, or $1.06 per common share, for the year ended December 31, 2014. Net income attributable to common stockholders was $4.5 million, or $0.93 per common share, for the year ended December 31, 2013.
Common Equity Attributable to CorEnergy Shareholders per Share
As of December 31, 2015, our common equity increased by approximately $51.3 million to $361.8 million from $310.5 million as of December 31, 2014. This increase principally consists of net proceeds from our June offering of common stock totaling approximately $73.3 million, net income attributable to CorEnergy common stockholders for the year ended December 31, 2015, of approximately $12.3 million, $90 thousand of common stock issued under the director's compensation plan, and $818 thousand of dividends reinvested under the DRIP plan. These increases in common equity were partially offset by dividends paid to our shareholders of approximately $32.8 million and $2.0 million of costs associated with the January 2015 preferred issuance and a $263 thousand increase in accumulated other comprehensive income associated with our hedged derivative assets. The table below does not reflect non-controlling interest equity.

Book Value Per Share
Analysis of Equity	December 31, 2015	December 31, 2014
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 and 0 issued and outstanding as of December 31, 2015, and December 31, 2014	$56,250,000	$—
Capital stock, non-convertible, $0.001 par value; 11,939,697 and 9,321,010 shares issued and outstanding at December 31, 2015, and December 31, 2014 (100,000,000 shares authorized)	11,940	9,321
Additional paid-in capital	361,581,507	309,987,724
Accumulated retained earnings	—	—
Accumulated other comprehensive income	190,797	453,302
Total CorEnergy Stockholders' Equity	418,034,244	310,450,347
Subtract: 7.375% Series A cumulative redeemable preferred stock	(56,250,000)	—
Total CorEnergy Common Equity	361,784,244	310,450,347
Common shares outstanding	11,939,698	9,321,011
Book Value per Common Share	$30.30	$33.31
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
AFFO
Management uses AFFO as a measure of long-term sustainable operational performance. AFFO in excess of dividends is used for debt repayment, reinvestments, funding our ARO liability or other commitments and uncertainties which are necessary to sustain our dividend over the long term. AFFO should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or service our indebtedness.
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments and AFFO for the years ended December 31, 2015, 2014 and 2013. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred leasing costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments and provision for loan losses, above-market rent, noncash costs associated with derivative instruments and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Years Ended December 31,
	2015	2014	2013
Net Income attributable to CorEnergy Stockholders	$12,319,911	$7,013,856	$4,502,339
Less:
Preferred Dividend Requirements	3,848,828	—	—
Net Income attributable to Common Stockholders	8,471,083	7,013,856	4,502,339
Add:
Depreciation	18,351,011	13,133,886	11,429,980
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	1,645,819	1,645,820	1,645,601
NAREIT funds from operations (NAREIT FFO)	25,176,275	18,501,922	14,286,718
Add:
Distributions received from investment securities	1,021,010	1,941,757	1,789,893
Income tax expense (benefit) from investment securities	(196,270)	656,498	2,659,928
Less:
Net distributions and dividend income	1,270,755	1,823,522	567,276
Net realized and unrealized gain (loss) on trading securities	—	—	(251,213)
Net realized and unrealized gain (loss) on other equity securities	(1,063,613)	(466,026)	5,617,766
Funds from operations adjusted for securities investments (FFO)	25,793,873	19,742,681	12,802,710
Add:
Provision for loan losses, net of tax	12,526,701	—	—
Transaction costs	870,128	929,188	806,083
Amortization of debt issuance costs	1,822,760	801,825	556,300
Amortization of deferred lease costs	76,498	61,369	61,305
Accretion of asset retirement obligation	339,042	—	—
Income tax expense (benefit)	(493,847)	(882,061)	289,590
Amortization of above market leases	72,987	291,937	291,940
Unrealized (gain) loss associated with derivative instruments	(70,333)	(70,720)	40,290
Nonrecurring personnel costs	—	—	113,232
Less:
EIP Lease Adjustment	542,809	2,171,236	2,171,236
Non-Controlling Interest attributable to AFFO reconciling items	88,645	92,785	121,436
Adjusted funds from operations (AFFO)	$40,306,355	$18,610,198	$12,668,778

Weighted Average Shares of Common Stock Outstanding:
Basic	10,685,892	6,605,715	4,829,879
Diluted	12,461,733	6,605,715	4,829,879
NAREIT FFO attributable to Common Stockholders
Basic	$2.36	$2.80	$2.96
Diluted	$2.35	$2.80	$2.96
FFO attributable to Common Stockholders
Basic	$2.41	$2.99	$2.65
Diluted	$2.40	$2.99	$2.65
AFFO attributable to Common Stockholders
Basic	$3.77	$2.82	$2.62
Diluted	$3.56	$2.82	$2.62

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NAREIT FFO
NAREIT FFO for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, totaled approximately $25.2 million, $18.5 million, and $14.3 million, respectively. NAREIT FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
FFO for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, equaled approximately $25.8 million, $19.7 million and $12.8 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we further adjusted NAREIT FFO for distributions received from investment securities, income tax expense (benefit) from investment securities, net distributions and dividend income and net realized and unrealized gain or loss on other equity securities as follows:

•
For the year ended December 31, 2015, we made adjustments for noncash items impacting net income by adding distributions received from investment securities of approximately $1.0 million; by subtracting income tax expense from investment securities of approximately $196 thousand; by subtracting net distributions and dividend income of approximately $1.3 million; and by eliminating a net realized and unrealized loss on other equity securities of approximately $1.1 million.

•
For the year ended December 31, 2014, we made adjustments for noncash items impacting net income by adding distributions received from investment securities of approximately $1.9 million; by adding income tax expense from investment securities of approximately $656 thousand; by subtracting net distributions and dividend income of approximately $1.8 million; and by eliminating a net realized and unrealized loss on other equity securities of approximately $466 thousand.

•
For the year ended December 31, 2013, we made adjustments for noncash items impacting net income by adding distributions received from investment securities of approximately $1.8 million; by adding income tax expense from investment securities of approximately $2.7 million; by subtracting net distributions and dividend income of approximately $567 thousand; and by subtracting a net realized and unrealized gain on other equity securities of approximately $5.6 million and eliminating a net realized and unrealized loss on trading securities of approximately $251 thousand.

For the year ended December 31, 2015, $69 thousand of net income is attributable to the PNM Lease Agreement. For the years ended December 31, 2014 and 2013, $274 thousand of net income is attributable to the PNM Lease Agreement. Included in the amount being added back to depreciation expense attributable to EIP leased asset is $570 thousand for the year ended December 31, 2015, and $2.3 million for the years ended December 31, 2014 and 2013. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.
AFFO
AFFO for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, totaled approximately $40.3 million, $18.6 million and $12.7 million, respectively. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. This adjustment equals $543 thousand for the year ended December 31, 2015, and $2.2 million for the years ended December 31, 2014 and 2013. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. Please refer to Note 4 for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this annual report on Form 10-K.
NAREIT FFO, FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO), AFFO
The following table presents a comparison of NAREIT FFO, FFO Adjusted for Securities Investments (FFO) and AFFO for each of the calendar quarters of 2015:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investments (FFO) and AFFO Reconciliation
	For the Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net Income attributable to CorEnergy Stockholders	$3,620,926	$427,219	$4,185,138	$4,086,628
Less:
Preferred Dividend Requirements	1,037,110	1,037,109	1,037,109	737,500
Net Income (loss) attributable to Common Stockholders	2,583,816	(609,890)	3,148,029	3,349,128
Add:
Depreciation	5,192,557	5,644,320	3,480,644	4,033,490
Less:
Non-Controlling Interest attributable to FFO reconciling items	411,454	411,455	411,455	411,455
NAREIT funds from operations (NAREIT FFO)	7,364,919	4,622,975	6,217,218	6,971,163
Add:
Distributions received from investment securities	278,954	274,550	218,557	248,949
Income tax expense (benefit) from investment securities	(246,668)	(450,699)	88,233	412,864
Less:
Net distributions and dividend income	245,374	241,563	193,410	590,408
Net realized and unrealized gain (loss) on other equity securities	(148,045)	(1,408,751)	43,385	449,798
Funds from operations adjusted for securities investments (FFO)	7,299,876	5,614,014	6,287,213	6,592,770
Add:
Provision for loan losses, net of tax	5,858,878	6,667,823	—	—
Transaction costs	(10,179)	133,009	74,551	672,747
Amortization of debt issuance costs	509,734	699,386	307,930	305,710
Amortization of deferred lease costs	22,990	22,824	15,342	15,342
Accretion of asset retirement obligation	169,521	169,521	—	—
Income tax benefit	(149,313)	(114,939)	(137,096)	(92,499)
Amortization of above market leases	—	—	—	72,987
Unrealized (gain) loss associated with derivative instruments	(21,839)	(13,965)	(17,649)	(16,880)
Less:
EIP Lease Adjustment	—	—	—	542,809
Non-Controlling Interest attributable to AFFO reconciling items	19,297	23,837	22,227	23,284
Adjusted funds from operations (AFFO)	$13,660,371	$13,153,836	$6,508,064	$6,984,084

Weighted Average Shares of Common Stock Outstanding:
Basic	11,930,755	11,924,146	9,523,751	9,322,650
Diluted	15,415,604	11,924,146	9,600,341	9,322,650
NAREIT FFO attributable to Common Stockholders
Basic	$0.62	$0.39	$0.65	$0.75
Diluted (1)	$0.61	$0.39	$0.65	$0.75
FFO attributable to Common Stockholders
Basic	$0.61	$0.47	$0.66	$0.71
Diluted (1)	$0.60	$0.47	$0.66	$0.71
AFFO attributable to Common Stockholders
Basic	$1.14	$1.10	$0.68	$0.75
Diluted (1)	$1.02	$0.98	$0.68	$0.75
(1) Diluted NAREIT FFO and FFO for the year ended December 31, 2015, excludes the impact to income of an add back for interest expense on the 7% Convertible Senior Notes outstanding and the number of outstanding shares from the conversion of the 7.00% Convertible Senior Notes, because to do so, would be antidilutive.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NAREIT FFO
NAREIT FFO for the three months ended December 31, 2015, totaled approximately $7.4 million. NAREIT FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above. We subtract dividends on preferred shares in arriving at Net Income attributable to Common Stockholders. The $1.0 million of preferred dividends for the three months ended December 31, 2015, represents a full quarter of dividends on our 7.375% Cumulative Preferred Shares issued in January 2015.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
FFO for the three months ended December 31, 2015, totaled approximately $7.3 million. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above. In addition, we have made adjustments for noncash items impacting net income by adding distributions received from investment securities of approximately $279 thousand; by subtracting net income tax benefit from investment securities of approximately $247 thousand; by subtracting net distributions and dividend income from investment securities of approximately $245 thousand; and by adjusting for noncash items impacting net income by adding net realized and unrealized gain on other equity securities of approximately $148 thousand.
AFFO
AFFO for the three months ended December 31, 2015, totaled approximately $13.7 million. The provision for loan losses, net of tax, included a provision for loan loss of $5.8 million and an associated income tax expense of $26 thousand attributable to the Black Bison Loans. Approximately $170 thousand was included for the accretion of the asset retirement obligation on GIGS and we subtracted an income tax benefit of $149 thousand. Finally, we incurred transaction costs during the period of about $66 thousand as we pursued potential opportunities to expand our portfolio that were offset by the reversal of prior-period accruals, which resulted in a deduction of approximately $10 thousand.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
MAJOR TENANTS
As of December 31, 2015, the Company had three significant leases. For additional information concerning each of these leases, see "Item 2 - Properties" and Note 4 in the Notes to the Consolidated Financial Statements included in this report. The table below displays the impact of significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of		For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2013
Pinedale LGS	40.0%	79.2%	42.9%	71.9%	88.7%
Grand Isle Gathering System	50.1%	—	42.3%	—	—
Portland Terminal Facility	9.6%	17.2%	13.3%	19.0%	—
Public Service of New Mexico (2)	—	3.1%	1.3%	9.1%	11.3%
(1) Insignificant leases are not presented, thus percentages do not sum to 100%.
(2) The Public Service of New Mexico lease terminated on April 1, 2015. See additional discussion of the PNM lease under the heading Lease of Property Held for Sale, below.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of December 31, 2015, are included in "Item 2 - Properties" and Notes 3, 4, 5 and 6 in the Notes to the Consolidated Financial Statements included in this report. This section provides additional information concerning material developments related to our asset portfolio, including our remaining private equity securities, during the year ended December 31, 2015.
State of the Market
The declines in commodity prices which began in the latter half of 2014 continued throughout 2015. WTI oil prices reached a low of just under $38 in 2015, dropping further in early 2016 to levels which have not been seen in over a decade. At its annual meeting, the Organization of Petroleum Exporting Countries (OPEC) maintained its current production level at over 30 million barrels per day, despite a large oversupply and decreased demand for oil. The U.S. government’s lifting of the crude oil export ban in late 2015 should eliminate market distortions in the pricing of crude oil products. Natural gas also experienced falling prices as Marcellus Shale production continued to add to the high inventory levels (according to Tortoise Capital Advisors’ 2015 Closed End Funds Annual Report). The year began with natural gas prices at $3.34 per MMBtu and ended down 28 percent at $2.39 per MMBtu. MLPs saw a particularly difficult second half of 2015, with the Alerian MLP Index (“AMZ”) closing down 37 percent in the year.
Energy producers across the U.S. decreased capital expenditures and reduced rig counts by 61 percent during 2015, according to Baker Hughes’ rig count. Many companies cut their distribution levels in order to internally fund a higher proportion of future commitments. However, Tortoise Capital Advisors’ noted that downstream companies and end consumers did benefit from the low commodity price as usage was up, illustrated by the increase in miles driven in the US last year.
Debt and equity capital markets became increasingly difficult for the industry to access. According to Tortoise Capital Advisors, levels of initial public offerings of energy companies remained healthy in the early part of 2015, but slowed significantly as commodity prices continued to decline and the overall market remained volatile. In addition to low commodity prices, technical considerations also impacted the share prices of energy companies, as short selling, redemptions and funds reducing leverage caused share prices to fall across the industry. CorEnergy believes declines in the market price of our common stock in recent periods have been influenced by many of these same considerations. Despite the fact that our contracts limit both commodity price and volume risk, we believe these technical factors have put a high level of pressure on our stock price.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The volatile markets and low commodity prices have triggered a number of bankruptcies across the energy sector, which has caused many gathering and service contracts to come under review. We believe that it is likely our leases would be assumed and upheld in the event of a bankruptcy of one of our tenants.
Grand Isle Gathering System
Depressed commodity prices also have impacted the operational and financial condition of EXXI. EXXI is working to continue to make improvements to its balance sheet and decrease operational costs. EXXI has reduced total indebtedness to approximately $2.9 billion as of February 15, 2016.
As reflected in EXXI's periodic reports, filed with the SEC, EXXI has reduced field level operating costs, bringing lease operating costs per barrel down by 34 percent from the first quarter of fiscal year 2015 to the second quarter of fiscal year 2016. EXXI’s expected capital expenditures including acquisitions and plugging and abandonment obligations, for the 2016 fiscal year has been lowered to $130-150 million. EXXI’s focus remains on recompletion opportunities and lower risk development drilling opportunities in fields where it has had previous success, as well as eliminating capital commitments on exploration and other activities that do not provide incremental production.
In announcing its quarterly results on February 16, 2016, EXXI also announced its guidance for production in 2016. EXXI indicated its expected net daily production of petroleum products, including oil and natural gas liquids, is 35,000-40,000 bbls and 52,000-57,000 for BOE. In light of the extent to which the Company believes that the forecast production levels could not be met by the operator without access to the GIGS, we currently anticipate that our lease payments will continue uninterrupted.
On February 29, 2016, EXXI announced that it received Waivers and Amendments to its First Lien Credit Agreements. EXXI’s subsidiary Gulf Coast will not be required to deliver a compliance certificate for the fiscal quarter ended December 31 until the expiration of the waiver on the earlier of (i) March 14, 2016, (ii) the date on which Gulf Coast or EPL fails to comply with the conditions set forth in the Waiver or (iii) the occurrence of an Event of Default (as defined in the First Lien Credit Agreement) other than as a result of the failure of EPL to pay interest due on its 8.25% notes due 2018 on February 15, 2016 and thereafter (until March 14, 2016). Additionally, certain amendments were made regarding Gulf Coast and EPL’s ability to borrow under the First Lien Credit, its requirement to deposit the proceeds of any loan under the First Lien Credit Agreement and its allowance to get replacement letters of credit. CorEnergy does not anticipate these waivers or amendments will affect its lease agreement.
Pinedale LGS
Depressed commodity prices also have impacted the operational and financial condition of UPL. UPL’s 2015 Form 10-K included (i) an explanatory paragraph by the company's auditors expressing uncertainty as to UPL's ability to continue as a going concern, (ii) a warning of a potential bankruptcy filing, and (iii) a warning of a potential default under the Pinedale Lease Agreement in the event of such a filing. UPL also directly addresses its concerns around the significant adverse effects on its business of potentially losing the right to use the Pinedale LGS, if it should default under the Pinedale Lease Agreement as a result of any acceleration of $100 million or more of its debt obligations. UPL stated, “A termination of the Pinedale Lease Agreement would significantly disrupt our ability to produce oil and gas from Pinedale field which would have a material adverse effect on our business, financial condition, results of operations, and cash flows.”
On March 2, 2016, UPL filed a Form 8-K announcing it had entered into an agreement with certain unsecured lenders to defer payment of interest and principal, thereby avoiding a default under the affected indebtedness.

During 2015, UPL recorded a $3.1 billion non-cash write-down of the carrying value of its proved oil and gas properties. As of December 31, 2015, UPL had no reportable estimated proved undeveloped reserves (“PUD”) with respect to any of its properties due to uncertainty regarding its ability to continue as a going concern and the availability of capital that would be required to develop the PUD reserves.
The 2015 annual adjustment for changes in the CPI resulted in an increase in quarterly rent under the Pinedale Lease Agreement of $85 thousand. As of December 31, 2015, no variable rent based on throughput was due under the Pinedale Lease Agreement.
UPL’s reports filed with the SEC indicate its management remains focused on cost efficiency, with its operated well costs declining from an annual average of $3.8 million per well during 2014 to $2.8 million per well average in the fourth quarter of 2015. UPL’s reduction in costs is attributable to drilling efficiencies and service cost reductions.
Portland Terminal Facility
In November 2015, we completed funding on the additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: i) upgrade a portion of the existing storage assets; ii) enhance existing terminal infrastructure; and iii) develop, design, engineer and construct

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

throughput expansion opportunities. Base rent as of December 31, 2015, was approximately $513 thousand, of which, $96 thousand represents the increase related to construction improvements. The base rent is not influenced by the flow of hydrocarbons. As of December 31, 2015, no variable rent based on throughput was due under the Portland Lease Agreement.
MoGas
MoGas had a contingency arising from its certification proceeding before the FERC. On April 7, 2015, the DC Circuit Court of Appeals issued a ruling upholding the FERC's decision to allow MoGas to include the acquisition premium in their rate base for purposes of determining initial rates. The Missouri Public Service Commission had 90 days from the date of the judgment to appeal to the Supreme Court. That date passed on July 6 without appeal.
Financing Notes Receivable
Due to reduced drilling activity in Black Bison WS's area of operations, we provided certain waivers and recognized a related loss provision and write down of the warrant in the third and fourth quarters. Subsequent to December 31, 2015, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of Black Bison Water Services, LLC, the borrower of the Black Bison financing notes receivable. For additional information see Note 6 and Note 22 in the Notes to the Consolidated Financial Statements in this report.
Omega Pipeline
On January 28, 2016, Omega was awarded a new 10-year contract with the Department of Defense, to provide natural gas and gas distribution assets to Fort Leonard Wood through Omega’s approximately 70 mile pipeline distribution system on the military base.
Private Security Assets
As of December 31, 2015, investments in securities of energy infrastructure companies represents approximately 1.2 percent of the Company’s total assets. Following is a summary of the fair values of the other equity securities that we held at December 31, 2015, as they compare to the fair values at December 31, 2014:

Fair Value of Other Equity Securities
Portfolio Company	Fair Value At December 31, 2015	Fair Value At December 31, 2014	$ Change	% Change
Lightfoot	$8,393,683	$9,217,181	$(823,498)	(8.9)%
Black Bison Warrant	—	355,000	(355,000)	(100.0)%
Total Other Equity Securities	$8,393,683	$9,572,181	$(1,178,498)	(12.3)%
Lightfoot
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
The fair value of Lightfoot as of December 31, 2015, decreased approximately $823 thousand, or 8.9 percent, as compared to the valuation at December 31, 2014, primarily due to the change in value of Arc Logistics' publicly traded shares offset by a decrease in the Company's marketability discount.
During the fourth quarter, the Company received a distribution of $277 thousand and expects these distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics and Gulf LNG. However, both the ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG nor Lightfoot is under any obligation to make such distributions. On March 1, 2016 an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C ("Eni USA"), one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA terminate its' agreement with Gulf LNG, this could materially impact Arc Logistics and Gulf LNG's ability to fund their distributions to the Company. Accordingly, there can be no assurance that our expectations concerning 2016 distributions from Lightfoot will be realized.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

VantaCore
On October 1, 2014, Natural Resource Partners L.P. completed its acquisition of VantaCore Partners LP. The Company's portion of the sale proceeds was approximately $13.6 million, of which $2.9 million will be held in escrow pending certain post-closing obligations or the expiration of certain time periods. The Company received its first escrow distribution of approximately $1.4 million during the fourth quarter of 2015. The Company elected to pay income tax on the VantaCore sale as cash distributions are received. The first cash tax payment attributable to the gain on the sale of VantaCore, approximately $2.3 million, was paid in the fourth quarter of 2014. The next cash tax payment attributable to the escrow distribution, approximately $99 thousand, was paid in the fourth quarter of 2015. The remaining cash tax payments are expected to be made in subsequent years as distributions from escrow are received. For additional details, please refer to Item 2.01 of the Company's Current Report on Form 8-K, filed with the SEC on October 7, 2014.
Eastern Interconnect Project
Through April 1, 2015, the EIP was leased to PNM under a triple-net lease. The EIP lease terminated on April 1, 2015, with the sale of the Company’s 40 percent undivided interest for cash of $7.7 million, received on April 1, 2015. Please refer to Note 4 of the Notes to the Consolidated Financial Statements included in this annual report on form 10-K for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of December 31, 2015.

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale Debt	$62,532,000	$62,532,000	$—	$—	$—
Interest payments on Pinedale Debt		703,448	—	—	—
Convertible Debt	$115,000,000	—	—	115,000,000	—
Interest payments on Convertible Debt		8,050,000	16,100,000	12,075,000	—
Regions Term Note (1)	$43,200,000	3,600,000	7,200,000	32,400,000	—
Interest payment on Regions Term Note		1,306,055	2,268,577	925,682	—
Totals		$76,191,503	$25,568,577	$160,400,682	$—
(1) The amount shown as the Notional Value for the Regions Term Note represents the outstanding principal balance at 12/31/15.
While there was no outstanding balance at December 31, 2015, the Company's revolving credit facilities are not included in the above table because they relate to indebtedness under a line of credit with no fixed repayment schedule. Fees paid to Corridor under the Management Agreement and the Administrative Agreement are not included because they vary as a function of the value of our total assets under management. For additional information see Note 11 in the Notes to the Consolidated Financial Statements in this report.
In December of 2012, Pinedale LP entered into a $70 million secured term credit facility with KeyBank to finance a portion of the acquisition of the Pinedale LGS. The primary term of the credit facility was three years, and had an option for a one year extension, which the Company elected not to exercise. Under the KeyBank Term Facility, Pinedale LP was obligated to make monthly principal payments, which began in the second year of the term, equal to 0.42 percent of the $70 million loan outstanding. The Pinedale credit facility was extended to March 30, 2016, and under this extension interest accrues at a variable annual rate equal to LIBOR plus 4.25 percent. For purposes of the above presentation, interest payments were calculated using the LIBOR rate in effect at December 31, 2015 (0.43 percent at December 31, 2015). Principal payments in 2016 follow the schedule set forth in the amendment to the credit facility. See Note 14 for further information on this credit facility.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended December 31, 2015, the sources of our stockholder distributions include lease

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Our first quarter 2015 distribution of $0.65 per share was announced on January 28, 2015, and paid on February 27, 2015. Our second quarter 2015 distribution of $0.675 per share was announced on April 30, 2015, and paid on May 29, 2015. Our third quarter distribution of $0.675 per share was announced on July 31, 2015, and was paid on August 31, 2015. In consideration of the additional lease income available to support distributions following our acquisition of the GIGS asset, our Board of Directors approved an increase in our quarterly distribution payable to stockholders, effective beginning from the date we closed on such acquisition, to $0.75 per share from $0.675 per share. This increase was reflected in the fourth quarter 2015 distribution of $0.75 per share that we announced on October 29, 2015.
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
The following table sets forth common stock distributions for the years ended December 31, 2015, 2014 and 2013. Distributions are shown in the period in which they were declared. A dividend relating to the fourth quarter of 2013 was declared and paid in January 2014. On December 1, 2015, we completed a 1-for-5 reverse stock split, which was previously approved by our Board of Directors. All issued and outstanding common stock distributions per share have been retroactively adjusted to reflect this reverse stock split for all periods presented.

	Common Dividends
		Amount
	2015
	Fourth Quarter	$0.7500
	Third Quarter	$0.6750
	Second Quarter	$0.6750
	First Quarter	$0.6500

	2014
	Fourth Quarter	$0.6500
	Third Quarter	$0.6500
	Second Quarter	$0.6450
	First Quarter	$0.6250

	2013
	Fourth Quarter(1)	$—
	Third Quarter	$0.6250
	Second Quarter	$0.6250
	First Quarter	$0.6250
(1)
The 2013 fourth quarter dividend was paid in the first quarter of 2014. On January 3, 2015, our Board declared a dividend of $0.625 per share, payable January 23, 2014, to common stockholders of record as of January 13, 2014.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The following table sets forth preferred stock distributions for the year ended December 31, 2015.

Preferred Dividends
		Amount
	2015
	Fourth Quarter	$0.4609
	Third Quarter	$0.4609
	Second Quarter	$0.6351
	First Quarter(2)	$—
(2)	The larger initial payment in the second quarter of 2015 included dividends accrued for the partial first quarter from the January 27, 2015 date of issuance.

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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2015, we had approximately $110.4 million available for future investment representing cash of $14.6 million plus revolver availability of $95.8 million less the following near-term commitments:

•	current maturities of long-term debt of $66.1 million;

•	accounts payable and other accrued liabilities totaling $2.3 million; and

•	management fee payable of $1.8 million.
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
Cash Flows - Operating, Investing and Financing Activities
Cash Flows from Operating Activities
For the year ended December 31, 2015, cash provided by operating activities totaled approximately $42.6 million, representing an increase of approximately $25.6 million over the prior year. The significant increases and decreases in cash provided by operating activities that primarily drove this change included the following:
Increases in Cash from Operating Activities

•	MoGas: During 2015, the net operating results of MoGas, acquired in November 2014, contributed $11.7 million to the increase in cash from operating activities.

•
Portland Terminal Facility: When the Portland Terminal was acquired in January 2014, a certain amount of construction was required before the terminal became fully operational. Accordingly, the lessee was granted a partial rent holiday during the first six months of the lease. For all of 2015, the Portland Terminal lease payments had increased to the full amount of the base rent and had also increased as a result of $10.0 million in completed construction projects, contributing approximately $2.1 million to the increase in cash provided by operating activities as compared to the prior year.

•	GIGS lease payments: Cash provided by the GIGS lease payments for 2015 was $15.8 million.

•
Financing Notes: Additional payments to the Company resulting from a July 2014 increase to the Black Bison financing notes and December 2014 initial funding of the Four Wood financing notes contributed nearly $582 thousand to the increase over prior year despite waivers provided to Black Bison as described in Note 6 in the Notes to Consolidated Financial Statements included in this report.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

•	An increase in the amount of funds released from escrow provided cash of approximately $1.3 million.

•	Decrease in cash taxes paid of approximately $2.5 million primarily due to the sale of VantaCore in 2014.
Decreases in Cash from Operating Activities

•
EIP: The first half of 2014 included nearly $4.3 million in advance rental payments. In conjunction with the agreement to sell EIP to PNM on April 1, 2015, upon expiration of the lease, the lease payments that would have been due over the remainder of the term were accelerated and paid in full on January 1, 2014.

•	Increase in cash interest paid of approximately $5.1 million due to increased facility sizes and borrowings.
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
For the year ended December 31, 2013, cash provided by operating activities totaled approximately $7.7 million, representing a decrease of $1.9 million as compared to the year ended November 30, 2012.  This decrease was attributable to aggregate operating cash flow reductions of $21.1 million caused by (i) a reduction in lease payments from EIP due to a portion of the scheduled 2013 rental payments having been prepaid in 2012 in connection with the agreement to sell EIP to PNM Resources, (ii) decreases in cash distributions received (and an increase in income tax payments) related to the December 2012 liquidation of our portfolio of trading securities, (iii) an increase in interest expense due to debt incurred to finance the Pinedale LGS acquisition, (iv) an increase in management fees due to the increase in our total assets resulting from the Pindedale LGS acquisition, (v) delays in certain DOD contract payments to Omega resulting from the Federal budget sequestration, and (vi) miscellaneous increases in certain other expenses, mostly offset by a $19.2 million increased lease revenue due to receiving our first full year of rent under the Pinedale Lease Agreement with Ultra Wyoming.
Cash Flows from Investing Activities
Significant factors impacting the $244.6 million of cash used during fiscal year 2015 were as follows:

•	The Company deployed approximately $251.5 million to acquire the GIGS assets and to fulfill the remaining capital improvements commitment in connection with the Portland Terminal facility.

•	Proceeds received from the sale of the EIP asset on April 1, 2015 of approximately $7.7 million.

Significant factors impacting the $177.1 million of cash used during fiscal 2014 included the following:

•	$168.2 million of investment expenditures primarily related to the acquisitions of the Portland Terminal Facility and the MoGas Pipeline System.

•	$20.6 million invested in the Black Bison and Four Wood energy infrastructure financing notes receivable.

•	$10.8 million in proceeds from the sale of investment securities, primarily related to the sale of VantaCore in October 2014.

Significant factors impacting the $5.4 million of cash provided in during fiscal 2013 included the following:

•	$1.8 million of investment expenditures primarily related to the acquisition of the Pinedale LGS, as well as the pursuit of other investment opportunities.

•	$5.6 million in proceeds from additional sales to liquidate our legacy portfolio of investment securities.

•	Approximately $1.8 million in cash distributions received from our investment securities.
Cash Flows from Financing Activities
Significant factors impacting the $209.1 million of cash provided from financing activities during fiscal 2015 included the following:

•	Net proceeds from the January 2015 Series A preferred stock offering of $54.2 million, of which, $32.0 million was subsequently used to pay down the Regions Revolver.

•	In connection with the acquisition of the GIGS assets, the Company raised a total of $226.7 million, as follows:

◦	$73.2 million in net proceeds raised in a follow-on common stock offering;

◦	$111.3 million in net proceeds from the 7.00 percent Convertible Note offering; and

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

◦	$42.0 million drawn on the Regions Revolver.

•	On July 8, 2015 the Company drew $45.0 million on a term note, the proceeds of which were used to pay off the Regions Revolver plus interest and fees.

•	Principal payments on the term note of $1.8 million.

•	Common and preferred dividends paid of $28.5 million and $3.5 million, respectively.

•	Distributions to non-controlling interests of $2.5 million.

•	Principal payments on the KeyBank Term Facility totaling $4.5 million.

Significant factors impacting the $149.7 million of cash provided during fiscal 2014 included the following:

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

Significant factors impacting the $12.8 million of cash used during fiscal 2013 included the following:

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
Revolving and Term Credit Facilities
Credit Facilities of the REIT
On September 26, 2014, the Company entered into a $30.0 million revolving credit facility with Regions Bank, then on November 24, 2014, increased the credit facility to $90.0 million at the REIT level and $3 million at the subsidiary entity level in conjunction with the MoGas Transaction. There were no borrowings on the Regions Revolver between September 26, 2014 and November 24, 2014. The facility had a maturity of November 24, 2018. For the first six months subsequent to the increase, the facility accrued interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. On and after May 24, 2015, the interest rate was determined by a pricing grid where the applicable interest rate is anticipated to be LIBOR plus 2.75 percent to 3.50 percent, depending on the Company's leverage ratio at such time. On June 29, 2015, the Company borrowed against the revolver in the amount of $42 million in conjunction with the GIGS transaction.
On July 8, 2015, the Company amended and upsized its existing $93 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153 million, consisting of (i) an increase in the Regions Revolver to $105 million, (ii) the existing $3 million MoGas Revolver at the subsidiary entity level (as detailed below) and (iii) a $45 million term loan at the CorEnergy parent entity level (the "Regions Term Loan" and, collectively with the upsized Regions Revolver and the MoGas Revolver, the "Regions Credit Facility"). Upon closing the Regions Credit Facility, CorEnergy drew $45 million on the Regions Term Loan at the parent level to pay down the balance on the Regions Revolver that had been used in funding the recent GIGS acquisition. The Company now has approximately $95.8 million of available borrowing capacity on the Regions Revolver.
CorEnergy has obtained a Consent from its lenders under the Regions Credit Facility, which will permit the Company to utilize the revolving credit facility to refinance the Pinedale LP secured term credit facility. For additional information, see "Item 9B - Other Information" below and Note 22, Subsequent Events, in the Notes to the Financial Statements included in this annual report on Form 10-K. CorEnergy, along with Prudential, expect to refinance their pro rata shares of the Pinedale LP secured term credit facility prior to March 30, 2016.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

For a summary of the additional material terms of the Regions Credit Facility, please see Note 14 in the Notes to the Consolidated Financial Statements included in this report.
Pinedale Facility
Pinedale LP has a $70.0 million secured term credit facility with KeyBank that provides for monthly payments of principal and interest. Under the original agreement, outstanding balances under the credit facility generally accrued interest at a variable annual rate equal to LIBOR plus 3.25 percent and are secured by the Pinedale LGS. Pinedale LP is obligated each month to pay all accrued interest as well as principal payments of $294 thousand. The KeyBank Term Facility was set to expire at the end of December 2015, however, the Company extended the facility through March 30, 2016. Under the December 31, 2015, extension amendment, outstanding balances accrue interest at a variable annual rate equal to LIBOR plus 4.25 percent. Pinedale LP is obligated to make principal payments totaling $4.0 million through March 30, 2016. Refer to Notes 14 and 22 in the Notes to the Consolidated Financial Statements included in this report for additional information.
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
The Company may not redeem the Convertible Notes prior to the maturity date. Holders may convert their Convertible Notes into shares of the Company’s common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes is 30.3030 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $33 per share of Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture. Refer to Note 15 in the Notes to the Consolidated Financial Statements included in this report for additional information.
MoGas Credit Facility
In conjunction with the MoGas Transaction, MoGas Pipeline LLC and United Property systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and reborrow loans up to$3.0 million outstanding at any time. On July 8, 2015 the revolving credit agreement was amended and restated in accordance with the expansion of the REIT credit facilities mentioned previously. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver and term loan. As of December 31, 2015, there had been no borrowings against the MoGas Revolver. As of December 31, 2015, the co-borrowers are in compliance with all covenants of the MoGas Revolver.
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
On July 31, 2015, the 2014 Note Payable Agreement was allowed to expire and a new $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank. The new Mowood/Omega Revolver will be used for working capital and general business purposes, is guaranteed and secured by the assets of Mowood and has a maturity of July 31, 2016. Interest accrues at LIBOR plus 4.00 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2015.
Debt Covenants
All of our debt agreements contain customary restrictive covenants related to financial and operating performance, including restrictions on additional debt, investments, distributions, etc., and such covenants include exceptions and qualifications. For

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
We were in compliance with all covenants at December 31, 2015.
Equity Offerings
Our prior shelf registration statement under the Securities Act of 1933 was declared effective by the SEC on June 8, 2012, covering a proposed maximum aggregate offering price of $300.0 million of securities. In a series of different transactions prior to 2015, we issued 7.5 million shares of common stock, resulting in gross proceeds of $240.2 million. During 2015, we conducted the following equity offerings pursuant to such registration statement:

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

On January 23, 2015, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities, with an aggregate offering price of up to $300.0 million. The following summarizes transactions that have occurred through December 31, 2015, under the January 23, 2015 shelf:

•	June 2015 - In connection with the purchase of the GIGS we completed a follow-on offering of 2,587,500 shares of common stock that reduced availability by $77.6 million.

•	June 2015 - In connection with the purchase of the GIGS we issued debt convertible to the Company's common stock that reduced availability by $115.0 million.

•	DRIP Shares - Since January 23, 2015 we have issued 28,510 shares of common stock under the Company’s dividend reinvestment plan that reduced availability by approximately $818 thousand.
As of December 31, 2015, the remaining availability under our January 2015 shelf registration statement was approximately $106.6 million of maximum aggregate offering price of securities.
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, with an aggregate offering price of up to $600.0 million. Refer to Note 22 in the Notes to the Consolidated Financial Statements included in this report for additional information.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

through additional borrowings and securities offerings. The following is our liquidity and capitalization as of the below noted dates:

Liquidity and Capitalization
	As of the Years Ended December 31,
	2015	2014	2013
Cash and cash equivalents	$14,618,740	$7,578,164	$17,963,266
Line of credit	$—	$32,141,277	$81,935

Long-term debt (excluding current maturities)	151,243,153	63,532,000	67,060,000
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	56,250,000	—	—
Capital stock, non-convertible, $0.001 par value	11,940	9,321	4,831
Additional paid-in capital	361,581,507	309,987,724	173,460,344
Accumulated retained earnings	—	—	1,580,062
Accumulated other comprehensive income	190,797	453,302	777,403
CorEnergy equity	418,034,244	310,450,347	175,822,640
Total CorEnergy capitalization	$569,277,397	$373,982,347	$242,882,640
We also have two additional lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $3.0 million and $1.5 million.
Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will fund our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.
Our sources of liquidity as of December 31, 2015, to pay our remaining 2016 commitments, include the amounts available under our revolving credit facilities of approximately $100.3 million and unrestricted cash on hand of approximately $14.6 million.
We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2016 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Private Securities Investments
As of December 31, 2015, our only remaining securities investment was Lightfoot. For additional information concerning Lightfoot and related developments during 2015 please refer to the discussion presented above in this Item 7 under the heading “Asset Portfolio and Related Developments.”
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets and, to the extent compatible with our status as a REIT, equity enhancements to certain of our real property investments), and we intend to liquidate our remaining private securities investments in an orderly manner.
Subsequent Events
For additional information regarding transactions that occurred subsequent to December 31, 2015, see Note 22, Subsequent Events, in the Notes to the Financial Statements included in this annual report on Form 10-K.
Critical Accounting Estimates
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Long-Lived Assets and Goodwill
We determine the fair values of assets and liabilities based on discounted cash flow models using current market assumptions, appraisals, recent transactions involving similar assets or liabilities or other objective evidence. We periodically review our long-lived assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Our review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any.
Equity Securities
Our securities are valued using a combination of the following valuation techniques: (i) public share price of private companies' investments discounted for a lack of marketability, and (ii) discounted cash flow analysis. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize. Sales of these securities are accounted for on the date the securities are sold (trade date) and realized gains and losses are reported on an identified cost basis. Both realized and unrealized gains and losses are reflected as other income within the accompanying Consolidated Statements of Income. Refer to Note 12 of the Consolidated Financial Statements included in this report for additional information.
Asset Retirement Obligations
We recognized an asset retirement obligation (ARO) in conjunction with the acquisition of the GIGS. This obligation existed prior to the purchase of the GIGS asset and we stepped into the seller's responsibility. The liability was initially measured using estimates of current costs to decommission the asset, which represents fair value, and will be subsequently adjusted for ARO accretion expense and changes in the amount or timing of the estimated cash flows.
We measure changes in the liability for an ARO due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change is the credit-adjusted risk-free rate that existed when the ARO, or portion thereof, was initially measured. Our credit-adjusted risk-free rate was derived by adding the Company's credit spread on the Regions Credit Facility to the interest rate on a 20-year Treasury note as of June 30, 2015, resulting in a credit-adjusted risk-free rate of 5.58 percent. The product shall be recognized as an increase in the carrying amount of the liability and as accretion expense.
A corresponding asset retirement cost has been capitalized as part of the carrying amount of the related long-lived assets and will be depreciated over the asset's remaining useful life. The useful lives of most pipeline gathering systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Indeterminate asset retirement obligation costs will be recognized in the period in which sufficient information exists to reasonably estimate potential settlement dates and methods. The ARO is discussed more fully in Note 16 to the Consolidated Financial Statements, included in this report.
Revenue Recognition

•
Lease revenue - Base rent related to our leased property is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Contingent rent is recognized when it is earned, based on the achievement of specified performance criteria.

•
Sales revenue - Revenues related to natural gas distribution and performance of management services are recognized in accordance with GAAP upon delivery of natural gas and upon the substantial performance of management and supervision services related to the expansion of the natural gas distribution system. Omega, acting as a principal, provides natural gas supply for its customers. In addition, Omega is paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system.

•
Transportation revenue - MoGas generates revenue from natural gas transportation and recognizes that revenue on firm contracted capacity over the contract period regardless of the amount of natural gas that is transported. For interruptible or volumetric based transportation, revenue is recognized when physical deliveries of natural gas are made at the delivery point agreed upon by both parties.

•
Financing revenue - Our financing notes receivable are considered a core product offering and therefore the related income is presented as a component of operating income in the revenue section. Participating financing revenues are recorded when specific performance criteria have been met.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Federal and State Income Taxation
We qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified. For further information, see "Federal and State Income Taxation" below in this Item 7 and "Federal and State Income Taxation" under Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of December 31, 2015, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2014.
As of December 31, 2015, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $8.4 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $522 thousand.
Our equity and debt securities, outside of the convertible notes, are reported at fair value. The fair value of securities is determined using readily available market quotations from the principal market, if available. Because there are no readily available market quotations for many of the securities in our portfolio, we value a large portion of our securities at fair value as determined in good faith under a valuation policy and a consistently applied valuation process, which has been approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2015, we had $151.2 million in long-term debt (net of current maturities). The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2015, was $10.0 million under the KeyBank $70 million term credit facility after giving effect to our interest rate swap agreements, and was $43.2 million under the Regions credit facility. A 100 basis point increase or decrease in current LIBOR rates would result in a $353 thousand increase or decrease of interest expense for the year ended December 31, 2015. As of December 31, 2015, the fair value of our hedge derivative totaled approximately $98 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase the net hedged derivate instrument by $938 thousand, while a decrease of 100 basis points would decrease the net hedged derivative instrument by $898 thousand as of December 31, 2015. See Note 17 of the Notes to our Consolidated Financial Statements included in this report for further information concerning quantitative valuations and the qualitative aspects of our use of interest rate hedge swaps to manage interest rate risk.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer (our principal executive and principal financial officers, respectively), is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management has established and maintains comprehensive systems of internal control designed to provide reasonable assurance as to the consistency, integrity, and reliability of the preparation and presentation of financial statements and the safeguarding of assets. The concept of reasonable assurance is based upon the recognition that the cost of the controls should not exceed the benefit derived. Our management monitors the systems of internal control and maintains an internal auditing program that assesses the effectiveness of internal control.
Our management assessed our systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of December 31, 2015. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Report). Based on this assessment, our management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2015.
The Board of Directors exercises its oversight role with respect to the systems of internal control primarily through its Audit Committee, which is comprised solely of independent outside directors. The Committee oversees systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.
Ernst & Young has issued an audit report on the Company’s internal control over financial reporting. This report begins on the next page.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CorEnergy Infrastructure Trust, Inc. and subsidiaries
We have audited CorEnergy Infrastructure Trust, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CorEnergy Infrastructure Trust, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, CorEnergy Infrastructure Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets for CorEnergy Infrastructure Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the periods ended December 31, 2015 of CorEnergy Infrastructure Trust, Inc. and subsidiaries and our report dated March 14, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Kansas City, MO
March 14, 2016

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

ITEM 9B. OTHER INFORMATION
Effective as of March 4, 2016, the Company and the required lenders under the Regions Revolver executed a Limited Consent and Amendment (the “Consent”).  Pursuant to such Consent, among other things, the lenders consented to the Company’s investing up to $49.0 million, up to $44.0 million of which could come from the proceeds of draws under the Regions Revolver, into its subsidiary, Pinedale GP, Inc., to be used by Pinedale LP to repay the outstanding indebtedness due under the KeyBank Term Facility on March 30, 2016.  The Company paid fees to the lenders in connection with the Consent in an aggregate amount of $193 thousand.
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
As of December 31, 2015, we are an accelerated filer. As an accelerated filer for the fiscal year ended December 31, 2015, we are required to prepare and include in our annual report to stockholders for such period a report regarding management’s assessment of our internal control over financial reporting under the Securities Exchange Act of 1934 (the “1934 Act”) and have included this report in Item 9A of this Annual Report on Form 10-K.
Additional information is incorporated herein by reference to the sections captioned "Nominees for Directors," "Incumbent Directors Continuing in Office," "Information About Executive Officers," "Board of Directors Meetings and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Stockholder Proposals and Nominations for the 2017 Annual Meeting" in our proxy statement for our 2016 Annual Stockholder Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections captioned "Director Compensation Table" and "Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2016 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections captioned "Security Ownership of Management and Certain Beneficial Owners" in our proxy statement for our 2016 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections captioned "Nominees for Director," "Incumbent Directors Continuing in Office," "Board of Directors Meetings and Committees" and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2016 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Services" in our proxy statement for our 2016 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1. The Financial Statements listed in the Index to Financial Statements on Page F-1.
2. The Exhibits listed in the Exhibit Index below.

Exhibit No.	Description of Document

3.1	Articles of Amendment and Restatement of CorEnergy Infrastructure Trust, Inc., as amended - filed herewith
3.2	Second Amended and Restated Bylaws (3)
3.3	Articles Supplementary, dated January 22, 2015, Establishing and Fixing the Rights and Preferences of the Registrant’s 7.375% Series A Cumulative Redeemable Preferred Stock (23)
4.1	Form of Stock Certificate for Common Stock of CorEnergy Infrastructure Trust, Inc. (2)
4.2	Form of Certificate of CorEnergy Infrastructure Trust, Inc.'s 7.375% Series A Cumulative Redeemable Preferred Stock (23)
4.3	Registration Rights Agreements with Merrill Lynch & Co; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated dated January 9, 2006 (1)
4.4	Registration Rights Agreement dated April 2007 (4)
4.5.1	Base Indenture, dated as of June 29, 2015, between CorEnergy Infrastructure Trust, Inc. and Computershare Trust Company, N.A. (26)
4.5.2	First Supplemental Indenture, dated as of June 29, 2015, between CorEnergy Infrastructure Trust, Inc. and Computershare Trust Company, N.A. (26)
4.6	Global note evidencing the 7.00% Convertible Notes due 2020 (26)
10.1	Dividend Reinvestment Plan (5)
10.2.1	Management Agreement dated April 30, 2014, effective January 1, 2014, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (13)
10.2.2	Management Agreement dated May 8, 2015, effective May 1, 2015 between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (24)
10.2.3
Letter Agreement, dated November 9, 2015 and effective as of September 30, 2015, concerning Management Fee for September 30, 2015 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (29)

10.2.4
Letter Agreement, dated February 24, 2016 and effective as of December 31, 2015, concerning Incentive Fee for December 31, 2015 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. - filed herewith

10.3.1	Advisory Agreement dated December 1, 2011 (7)
10.3.2	Amended Advisory Agreement dated December 21, 2012 (11)
10.4	Custody Agreement with U.S. Bank National Association dated September 13, 2005 (1)
10.5	First Amendment to the Custody Agreement with U.S. Bank National Association dated May 24, 2010 (6)
10.6	Stock Transfer Agency Agreement with Computershare Investor Services, LLC dated September 13, 2005 (1)
10.7.1	Second Amended Administration Agreement dated December 1, 2011 (7)
10.7.2	Amendment and Assignment to the Second Amended Administration Agreement dated August 7, 2012 (11)
10.8	Warrant Agreement with Computershare Investor Services, LLC as Warrant Agent dated December 8, 2005 (1)
10.9.1	Purchase and Sale Agreement, dated December 7, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (8)
10.9.2	Amendment to Purchase and Sale Agreement, dated December 12, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (9)
10.10.1	Subscription Agreement, dated December 7, 2012, by and among Pinedale GP, Inc., Ross Avenue Investments, LLC and Pinedale Corridor, LP (8)
10.10.2	First Amendment to Subscription Agreement by and among Pinedale Corridor, LP, Pinedale GP, Inc. and Ross Avenue Investments, LLC (9)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

10.11.1	Term Credit Agreement, dated December 7, 2012, by and among Pinedale Corridor, LP, KeyBank National Association, as lender and KeyBank National Association, as administrative agent (8)
10.11.2
Amended and Restated Term Credit Agreement, dated December 14, 2012, by and among Pinedale Corridor, LP, KeyBank National Association, as lender and KeyBank National Association, as administrative agent (9)

10.11.3
First Amendment to Term Credit Agreement, dated December 31, 2015, by and among Pinedale Corridor, LP and KeyBank National Association, as lender and KeyBank National Association, as administrative agent (30)

10.12.1	Lease Agreement dated December 20, 2012 by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (10)
10.12.2	First Amendment to Lease, dated June 19, 2013, by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (14)
10.13	First Amended and Restated Limited Partnership Agreement of Pinedale Corridor, LP, dated December 20, 2012, by and between Pinedale GP, Inc. and Ross Avenue Investments, LLC (10)
10.14.1
Revolving Credit Agreement dated as of May 8, 2013 by and among CorEnergy Infrastructure Trust, Inc., KeyBank National Association and the other financial institutions party to the Credit Agreement, as lenders and KeyBank National Association, as administrative agent (12)

10.14.2
First Amendment to Revolving Credit Agreement, dated August 23, 2013, by and among CorEnergy Infrastructure Trust, Inc., KeyBank National Association and the other financial institutions party to the Credit Agreement, as lenders and KeyBank National Association, as administrative agent (14)

10.15	Membership Interest Purchase Agreement, dated January 14, 2014, by and among Lightfoot Capital Partners, LP, CorEnergy Infrastructure Trust, Inc. and Arc Terminals Holdings LLC (15)
10.16	Lease, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (16)
10.17	Asset Purchase Agreement, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (16)
10.19.1	Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. (17)
10.19.2	Amendment No. 1 to Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. (18)
10.19.3	Amendment No. 2 to Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. - filed herewith
10.20.1	Revolving Credit Agreement dated as of September 26, 2014 by and among the Company and Regions Bank, et al (19)
10.20.2	First Amendment to Revolving Credit Agreement, dated November 24, 2014 by and among the Company and Regions Bank, et al (22)
10.20.3	Amended and Restated Revolving Credit Agreement, dated July 8, 2015, by and among the Company and Regions Bank, et al (28)
10.20.4
First Amendment, dated November 4, 2015, and effective as of September 30, 2015, to Amended and Restated Revolving Credit Agreement, dated July 8, 2015, by and among the Company and Regions Bank, et al. - filed herewith (replacing version filed with Form 10-Q for quarter ended September 30, 2015 to add further signatories received after filing)

10.20.5	Limited Consent and Amendment, dated March 4, 2016 by and among the Company and Regions Bank, et al - filed herewith
10.21.1	Limited Liability Company Interests Purchase Agreement, dated November 17, 2014 between CorEnergy Infrastructure Trust, Inc. and Mogas Energy, LLC (20)
10.21.2	Amendment to Limited Liability Company Interests Purchase Agreement, dated November 18, 2014 between CorEnergy Infrastructure Trust, Inc. and Mogas Energy, LLC (21)
10.22.1	Purchase and Sale Agreement, dated June 22, 2015, by and between Grand Isle Corridor, LP and Energy XXI USA, Inc. (25)
10.22.2	Guaranty, dated June 22, 2015, by CorEnergy Infrastructure Trust, Inc. in favor Energy XXI USA, Inc. (25)
10.22.3	Guaranty, dated June 22, 2015, by Energy XXI Ltd in favor of Grand Isle Corridor, LP (25)
10.23
Lease, dated June 30, 2015, by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC. Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information. (27)

10.24	Letter Agreement Concerning Loans and Other Agreements with Black Bison Related Entities, dated August 15, 2015 (29)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends- filed herewith
21.1	Subsidiaries of the Company - filed herewith
23.1	Consent of Ernst & Young LLP dated March 14, 2016 - filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101
The following materials from CorEnergy Infrastructure Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements - furnished herewith

(1)	Incorporated by reference to the Registrant's Registration Statement on Form N-2, filed August 28, 2006 (File No. 333-136923).

(2)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 14, 2014 (the first Form 8-K filing on such date).

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed July 31, 2013.

(4)	Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed July 3, 2007 (File No. 333-142859).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended November 30, 2010 and filed January 26, 2011.

(7)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 1, 2011.

(8)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 10, 2012 (the first Form 8-K filing on such date).

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 17, 2012.

(10)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 21, 2012.

(11)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 2012, filed February 13, 2013.

(12)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 12, 2014.

(14)	Incorporated by reference to the Registrant's current report on Form 8-K, filed August 27, 2013.

(15)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 14, 2014 (the second Form 8-K filing on such date).

(16)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 22, 2014.

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed August 11, 2014.

(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed September 17, 2014 (File No. 333-198799).

(19)	Incorporated by reference to the Registrant's current report on Form 8-K, filed September 30, 2014.

(20)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 17, 2014.

(21)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 20, 2014.

(22)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 25, 2014.

(23)	Incorporated by reference to the Registrant’s Form 8-A, filed January 26, 2015.

(24)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 11, 2015.

(25)	Incorporated by reference to the Registrant's current report on Form 8-K, filed June 22, 2015.

(26)	Incorporated by reference to the Registrant's current report on Form 8-K, filed June 29, 2015.

(27)	Incorporated by reference to the Registrant's current report on Form 8-K, filed June 30, 2015.

(28)	Incorporated by reference to the Registrant's current report on Form 8-K, filed July 8, 2015.

(29)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 10, 2015.

(30)	Incorporated by reference to the Registrant's current report on Form 8-K, filed December 31, 2015.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CorEnergy Infrastructure Trust, Inc.
We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. (and subsidiaries) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the periods ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorEnergy Infrastructure Trust, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the periods ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CorEnergy Infrastructure Trust Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Kansas City, MO
March 14, 2016

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets
Leased property, net of accumulated depreciation of $33,869,263 and $19,417,025	$509,226,215	$260,280,029
Leased property held for sale, net of accumulated depreciation of $0 and $5,878,933	—	8,247,916
Property and equipment, net of accumulated depreciation of $5,948,988 and $2,623,020	119,629,978	122,820,122
Financing notes and related accrued interest receivable, net of reserve of $13,784,137 and $0	7,675,626	20,687,962
Other equity securities, at fair value	8,393,683	9,572,181
Cash and cash equivalents	14,618,740	7,578,164
Accounts and other receivables	10,431,240	7,793,515
Intangibles and deferred costs, net of accumulated amortization of $2,774,706 and $2,271,080	4,697,672	4,384,975
Prepaid expenses and other assets	491,024	732,110
Deferred tax asset	1,606,976	—
Goodwill	1,718,868	1,718,868
Total Assets	$678,490,022	$443,815,842
Liabilities and Equity
Current maturities of long-term debt	$66,132,000	$3,528,000
Long-term debt	151,243,153	63,532,000
Asset retirement obligation	12,839,042	—
Accounts payable and other accrued liabilities	2,317,774	3,935,307
Management fees payable	1,763,747	1,164,399
Deferred tax liability	—	1,262,587
Line of credit	—	32,141,277
Unearned revenue	—	711,230
Total Liabilities	$234,295,716	$106,274,800
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 and 0 issued and outstanding as of December 31, 2015, and December 31, 2014	$56,250,000	$—
Capital stock, non-convertible, $0.001 par value; 11,939,697 and 9,321,010 shares issued and outstanding at December 31, 2015, and December 31, 2014 (100,000,000 shares authorized)	11,940	9,321
Additional paid-in capital	361,581,507	309,987,724
Accumulated other comprehensive income	190,797	453,302
Total CorEnergy Equity	418,034,244	310,450,347
Non-controlling Interest	26,160,062	27,090,695
Total Equity	444,194,306	337,541,042
Total Liabilities and Equity	$678,490,022	$443,815,842
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
Revenue
Lease revenue	$48,086,072	$28,223,765	$22,552,976
Sales revenue	7,160,044	9,708,902	8,733,044
Financing revenue	1,697,550	1,077,813	—
Transportation revenue	14,345,269	1,298,093	—
Total Revenue	71,288,935	40,308,573	31,286,020
Expenses
Cost of sales (excluding depreciation expense)	2,819,212	7,291,968	6,734,665
Depreciation, amortization and ARO accretion expense	18,766,551	13,195,255	11,491,285
Provision for loan losses	13,784,137	—	—
Transportation, maintenance and general and administrative	3,859,785	458,872	—
Operating expenses	749,940	840,910	924,571
General and administrative	9,745,704	7,872,753	5,879,864
Total Expenses	49,725,329	29,659,758	25,030,385
Operating Income	$21,563,606	$10,648,815	$6,255,635
Other Income (Expense)
Net distributions and dividend income	$1,270,755	$1,836,783	$584,814
Net realized and unrealized loss on trading securities	—	—	(251,213)
Net realized and unrealized gain (loss) on other equity securities	(1,063,613)	(466,026)	5,617,766
Interest expense	(9,781,184)	(3,675,122)	(3,288,378)
Total Other Income (Expense)	(9,574,042)	(2,304,365)	2,662,989
Income before income taxes	11,989,564	8,344,450	8,918,624
Taxes
Current tax expense	922,010	3,843,937	13,474
Deferred tax expense (benefit)	(2,869,563)	(4,069,500)	2,936,044
Income tax expense (benefit), net	(1,947,553)	(225,563)	2,949,518
Net Income	13,937,117	8,570,013	5,969,106
Less: Net Income attributable to non-controlling interest	1,617,206	1,556,157	1,466,767
Net Income attributable to CorEnergy Stockholders	$12,319,911	$7,013,856	$4,502,339
Preferred dividend requirements	3,848,828	—	—
Net Income attributable to Common Stockholders	$8,471,083	$7,013,856	$4,502,339

Net Income	$13,937,117	$8,570,013	$5,969,106
Other comprehensive income (loss):
Changes in fair value of qualifying hedges attributable to CorEnergy stockholders	(262,505)	(324,101)	777,403
Changes in fair value of qualifying hedges attributable to non-controlling interest	(61,375)	(75,780)	181,762
Net Change in Other Comprehensive Income (Loss)	$(323,880)	$(399,881)	$959,165
Total Comprehensive Income	13,613,237	8,170,132	6,928,271
Less: Comprehensive income attributable to non-controlling interest	1,555,831	1,480,377	1,648,529
Comprehensive Income attributable to CorEnergy Stockholders	$12,057,406	$6,689,755	$5,279,742
Earnings Per Common Share:
Basic	$0.79	$1.06	$0.93
Diluted	$0.79	$1.06	$0.93
Weighted Average Shares of Common Stock Outstanding:
Basic	10,685,892	6,605,715	4,829,879
Diluted	10,685,892	6,605,715	4,829,879
Dividends declared per share	$2.750	$2.570	$1.875
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount	Warrants
Balance at December 31, 2012	4,828,133	$4,828	$—	$1,370,700	$175,275,988	$—	$4,209,023	$29,981,653	$210,842,192
Net Income	—	—	—	—	—	—	4,502,339	1,466,767	5,969,106
Net change in cash flow hedges	—	—	—	—	—	777,403	—	181,762	959,165
Total comprehensive income	—	—	—	—	—	777,403	4,502,339	1,648,529	6,928,271
Common stock dividends	—	—	—	—	(1,923,760)	—	(7,131,300)	—	(9,055,060)
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(3,282,152)	(3,282,152)
Reinvestment of dividends paid to stockholders	3,099	3	—	—	108,116	—	—	—	108,119
Balance at December 31, 2013	4,831,232	4,831	—	1,370,700	173,460,344	777,403	1,580,062	28,348,030	205,541,370
Net income	—	—	—	—	—	—	7,013,856	1,556,157	8,570,013
Net change in cash flow hedges	—	—	—	—	—	(324,101)	—	(75,780)	(399,881)
Total comprehensive income	—	—	—	—	—	(324,101)	7,013,856	1,480,377	8,170,132
Net offering proceeds from issuance of common stock	4,485,000	4,485	—	—	141,720,743	—	—	—	141,725,228
Common stock dividends	—	—	—	—	(6,734,166)	—	(8,593,918)	—	(15,328,084)
Common stock issued under director's compensation plan	805	1	—	—	29,999	—	—	—	30,000
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(2,737,712)	(2,737,712)
Reinvestment of dividends paid to common stockholders	3,973	4	—	—	140,104	—	—	—	140,108
Warrant expiration	—	—	—	(1,370,700)	1,370,700	—	—	—	—
Balance at December 31, 2014	9,321,010	9,321	—	—	309,987,724	453,302	—	27,090,695	337,541,042
Net income	—	—	—	—	—	—	12,319,911	1,617,206	13,937,117
Net change in cash flow hedges	—	—	—	—	—	(262,505)	—	(61,375)	(323,880)
Total comprehensive income	—	—	—	—	—	(262,505)	12,319,911	1,555,831	13,613,237
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	56,250,000	—	(2,039,524)	—	—	—	54,210,476
Net offering proceeds from issuance of common stock	2,587,500	2,587	—	—	73,254,777	—	—	—	73,257,364
Series A preferred stock dividends	—	—	—	—	—	—	(3,503,125)	—	(3,503,125)
Common stock dividends	—	—	—	—	(20,529,353)	—	(8,816,786)	—	(29,346,139)
Common stock issued under director's compensation plan	2,677	3	—	—	89,997	—	—	—	90,000
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(2,486,464)	(2,486,464)
Reinvestment of dividends paid to common stockholders	28,510	29	—	—	817,886	—	—	—	817,915
Balance at December 31, 2015	11,939,697	$11,940	$56,250,000	$—	$361,581,507	$190,797	$—	$26,160,062	$444,194,306
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
Operating Activities
Net Income	$13,937,117	$8,570,013	$5,969,106
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(2,869,563)	(4,069,500)	2,936,044
Depreciation, amortization and ARO accretion	20,662,297	14,289,017	12,339,704
Provision for loan loss	13,784,137	—	—
Net distributions and dividend income, including recharacterization of income	(371,323)	960,384	(567,276)
Net realized and unrealized loss on trading securities	—	—	251,213
Net realized and unrealized (gain) loss on other equity securities	1,063,613	(1,357,496)	(5,617,766)
Unrealized gain on derivative contract	(70,333)	(70,720)	(11,095)
Common stock issued under directors compensation plan	90,000	30,000	—
Changes in assets and liabilities:
Increase in accounts and other receivables	(2,273,092)	(966,667)	(1,856,528)
Increase in financing note accrued interest receivable	(355,208)	—	—
(Increase) decrease in prepaid expenses and other assets	(37,462)	96,743	272,194
Increase in management fee payable	599,348	468,961	555,892
Increase (decrease) in accounts payable and other accrued liabilities	(847,683)	(2,276,773)	260,538
Increase (decrease) in current income tax liability	—	583,361	(4,690,329)
Increase (decrease) in unearned revenue	(711,230)	711,230	(2,133,685)
Net cash provided by operating activities	$42,600,618	$16,968,553	$7,708,012
Investing Activities
Proceeds from sale of long-term investment of trading and other equity securities	—	10,806,879	5,580,985
Proceeds from sale of leased property held for sale	7,678,246	—	—
Deferred lease costs	(336,141)	—	(74,037)
Acquisition expenditures	(251,513,344)	(168,204,309)	(1,834,036)
Purchases of property and equipment, net	(138,918)	(11,970)	(40,670)
Proceeds from sale of property and equipment	—	948	5,201
Increase in financing notes receivable	(524,037)	(20,648,714)	—
Principal payment on financing note receivable	100,000	—	—
Return of capital on distributions received	121,578	981,373	1,772,776
Net cash (used) provided by investing activities	$(244,612,616)	$(177,075,793)	$5,410,219
Financing Activities
Payments on lease obligation	—	—	(20,698)
Debt financing costs	(1,617,991)	(3,269,429)	(144,798)
Net offering proceeds on Series A preferred stock	54,210,476	—	—
Net offering proceeds on common stock	73,184,679	141,797,913	(523,094)
Net offering proceeds on convertible debt	111,262,500	—	—
Dividends paid on Series A preferred stock	(3,503,125)	—	—
Dividends paid on common stock	(28,528,224)	(15,187,976)	(8,946,941)
Distributions to non-controlling interest	(2,486,464)	(2,737,712)	(3,282,152)
Advances on revolving line of credit	45,392,332	34,676,948	221,332
Payments on revolving line of credit	(77,533,609)	(2,617,606)	(139,397)
Proceeds from term debt	45,000,000	—	—
Principal payments on term debt	(1,800,000)	—	—
Principal payments on credit facility	(4,528,000)	(2,940,000)	—
Net cash (used) provided by financing activities	$209,052,574	$149,722,138	$(12,835,748)
Net Change in Cash and Cash Equivalents	$7,040,576	$(10,385,102)	$282,483
Cash and Cash Equivalents at beginning of period	7,578,164	17,963,266	17,680,783
Cash and Cash Equivalents at end of period	$14,618,740	$7,578,164	$17,963,266
See accompanying Notes to Consolidated Financial Statements.
Supplemental information continued on next page.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc. (Continued from previous page)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flow Information
Interest paid	$7,873,333	$2,762,903	$2,651,355
Income taxes paid (net of refunds)	$747,406	$3,260,576	$4,637,068

Non-Cash Investing Activities
Change in accounts payable and accrued expenses related to intangibles and deferred costs	$—	$—	$(68,417)
Change in accounts payable and accrued expenses related to acquisition expenditures	$(614,880)	$270,615	$(1,545,163)
Change in accounts payable and accrued expenses related to issuance of financing and other notes receivable	$(39,248)	$39,248	$—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of common equity	$(72,685)	$72,685	$(523,094)
Change in accounts payable and accrued expenses related to debt financing costs	$(43,039)	$(176,961)	$116,383
Reinvestment of distributions by common stockholders in additional common shares	$817,915	$140,108	$108,119
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. ("CorEnergy"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common shares are listed on the New York Stock Exchange under the symbol “CORR.” As used in this report, the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. We also may provide other types of capital, including loans secured by energy infrastructure assets. Targeted assets include pipelines, storage tanks, transmission lines and gathering systems, among others. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to sources such as corporate borrowing, bond offerings, or equity offerings. Many of our leases contain participation features in the financial performance or value of the underlying infrastructure real property asset. The triple-net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order. We consider our investments in these energy infrastructure assets to be a single business segment and report them accordingly in our financial statements.
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
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-K. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity ("VIE"), as defined in FASB ASC Topic on Consolidation. The Topic on Consolidation requires the consolidation of other entities in which the Company has a controlling financial interest. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of FASB ASC, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions. This topic requires an ongoing reassessment.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

C. Cash and Cash Equivalents – The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC insured limits. The Company’s cash equivalents are comprised of short-term, liquid money market instruments.
D. Long-Lived Assets – Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of assets, are capitalized and depreciated over the remaining estimated useful life of the asset. The Company periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for loss is recognized, if any.
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
E. Intangibles and Goodwill – The Company may acquire long-lived assets that are subject to an existing lease contract with the seller or other lessee party and the Company may assume outstanding debt of the seller as part of the consideration paid. If, at the time of acquisition, the existing lease or debt contract is not at current market terms, the Company will record an asset or liability at the time of acquisition representing the amount by which the fair value of the lease or debt contract differs from its contractual value. Such amount is then amortized over the remaining contract term as an adjustment to the related lease revenue or interest expense. In a business combination, goodwill is recorded when the purchase price paid exceeds the estimated fair value of the net assets acquired. Refer to Note 5 for further details regarding the goodwill acquired in the MoGas Transaction.
The Company reviews its long-lived assets, including goodwill, for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable. The Company's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. If the carrying amount of an asset exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess. No long-lived asset or goodwill impairment write-downs were recognized during the years ended December 31, 2015, 2014 and 2013. See paragraph (H) below.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
H. Financing Notes Receivable - Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company does determine an allowance is necessary, the amount deemed uncollectable is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the year ended December 31, 2015, the Company created a provision for loan losses in the amount of approximately $13.8 million. The Company's financing notes receivable are discussed more fully in Note 6.
I. Lease Receivable – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees, as discussed within Note 4. Lease receivables may also represent timing differences between straight-line revenue recognition and contractual lease receipts and is recorded within accounts and other receivables on the balance sheet. As of December 31, 2015, lease payments by our tenants have remained timely and without lapse.
J. Accounts Receivable – Accounts receivable are presented at face value net of an allowance for doubtful accounts within accounts and other receivables on the balance sheet. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. At December 31, 2015, and December 31, 2014, the Company determined that an allowance for doubtful accounts was not necessary.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
M. Asset Retirement Obligations – In accordance with ASC 410-20, Asset Retirement Obligations, we recognized an asset retirement obligation (ARO) in conjunction with the acquisition of the GIGS in June 2015 that existed at the time. The liability was initially measured using the amount agreed upon between the parties in an arm's length transaction, which under ASC 410-20, represents fair value, and will be subsequently adjusted for ARO accretion expense and changes in the amount or timing of the estimated cash flows.
We measure changes in the liability for an ARO due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change is the credit-adjusted risk-free rate that existed when the ARO, or portion thereof, was initially measured. The Company's credit-adjusted risk-free rate at the time of acquisition was 5.58 percent. The increase in the carrying amount of the liability will be recognized as an expense classified as an operating item in the statement of income, hereinafter referred to as ARO accretion expense.
The fair value of the obligation at the acquisition date has been capitalized as part of the carrying amount of the related long-lived assets and will be depreciated over the asset's remaining useful life. The useful lives of most pipeline gathering systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Indeterminate asset retirement obligation costs will be recognized in the period in which sufficient information exists to reasonably estimate potential settlement dates and methods. The ARO is discussed more fully in Note 16 .

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

•
Sales revenue – Revenues related to natural gas distribution and performance of management services are recognized in accordance with GAAP upon delivery of natural gas and upon the substantial performance of management and supervision services related to the expansion of the natural gas distribution system. Omega, acting as a principal, provides natural gas supply for its customers. In addition, Omega is paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system. Omega is responsible for the coordination, supervision and quality of the expansions while actual construction is generally performed by third party contractors. Revenues from expansion efforts are recognized in accordance with GAAP using either a completed contract or percentage of completion method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues.

•
Transportation revenue – MoGas generates revenue from natural gas transportation and recognizes that revenue on firm contracted capacity over the contract period regardless of whether the contracted capacity is used. For interruptible or volumetric based transportation, revenue is recognized when physical deliveries of natural gas are made at the delivery point agreed upon by both parties.

•
Financing revenue – Our financing notes receivable are considered a core product offering and therefore the related income is presented as a component of operating income. For increasing rate loans, base interest income is recorded ratably over the life of the loan, using the effective interest rate. The net amount of deferred loan origination income and costs are amortized on a straight-line basis over the life of the loan and reported as an adjustment to yield in financing revenue. Participating financing revenues are recorded when specific performance criteria have been met.

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
R. Asset Acquisition Expenses – Costs incurred in connection with the research of real property acquisitions not accounted for as business combinations are expensed until it is determined that the acquisition of the real property is probable. Upon such determination, costs incurred in connection with the acquisition of the property are capitalized as described in paragraph (D) above. Deferred costs related to an acquisition that we have determined, based on our judgment, not to pursue are expensed in the period in which such determination is made. Costs incurred in connection with a business combination are expensed as incurred.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the year ended December 31, 2015, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
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
X. Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance was effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. The Company elected early adoption of the standard and the effects of applying the revised guidance did not have a material effect on the consolidated financial statements and related disclosures. Refer to Note 3 for further information.
In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers - Deferral of the Effective Date." The amendments in this update defer the effective date of ASU No. 2014-09 "Revenue from Contracts with Customers", for all

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

entities by one year. ASU No. 2014-09 adds to the FASB ASC by requiring entities to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. As such, we will be required to adopt the standard in the first quarter of fiscal year 2018. Early adoption is not permitted before the first quarter of fiscal year 2017. ASC 606 may be adopted using either the "full retrospective" approach, in which the standard is applied to all of the periods presented, or a "modified retrospective" approach. The Company is currently evaluating which transition method to use and the potential future impact, if any, the standard will have on the Company's consolidated financial statements and related disclosures. However, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
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
In April 2015, the FASB issued ASU No. 2015-03 "Interest-Imputation of Interest" to simplify presentation of debt issuance costs. The amendments in this update require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Then in June 2015, the FASB issued ASU No. 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify that ASU No. 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. As a result, an entity may present debt issuance costs related to line-of-credit arrangements as an asset instead of a direct deduction from the carrying amount of the debt. The clarification is effective as of issuance with ASU No. 2015-03 effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Management evaluated this amendment and does not expect adoption to have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 "Leases" which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 31, 2018. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. Management is still in the process of evaluating this amendment.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

3. LEASED PROPERTIES
Grand Isle Gathering System
On June 23, 2015, we (i) completed a follow-on equity offering of 2,587,500 shares of common stock that generated $73.3 million in proceeds net of underwriting discounts, (ii) completed a new issue of convertible debt in an underwritten public offering that generated $111.3 million in proceeds net of underwriting discounts, and (iii) drew approximately $42 million under our existing Senior Credit Facility. On June 30, 2015, our subsidiary, Grand Isle Corridor, LP ("Grand Isle Corridor"), used the net proceeds from the offerings and the advance under our Senior Credit Facility to close on a Purchase and Sale Agreement to acquire the Grand Isle Gathering System (the "GIGS"), a subsea, midstream pipeline system in the Gulf of Mexico from a subsidiary of Energy XXI Ltd ("EXXI") for $245 million, the assumption of asset retirement obligation liabilities of approximately $12.5 million, asset acquisition costs of approximately $1.9 million and deferred lease costs of approximately $336 thousand, for a total consideration of $259.8 million. Grand Isle Corridor, LP also entered into a long-term triple-net lease agreement relating to the use of the GIGS with Energy XXI GIGS Services, LLC, a wholly owned operating subsidiary of EXXI.
Physical Assets
The GIGS includes 153 miles (unaudited) of offshore pipeline in the Gulf of Mexico that connects to seven producing fields (unaudited), six of which are operated by EXXI and one by ExxonMobil, and includes a 16-acre (unaudited) onshore terminal and saltwater disposal system consisting of four storage tanks (unaudited), a saltwater disposal facility with three injection wells (unaudited), and associated pipelines, land, buildings and facilities. Of the seven oil fields (unaudited) that connect to the Grand Isle Gathering System, four are among the top 15 producing oil fields in the Gulf of Mexico shelf as ranked by total cumulative oil production to date—the West Delta 30, West Delta 73, Grand Isle 16/22 and South Pass 89. As of March 31, 2015, the Grand Isle Gathering System transported approximately 60,000 Bbls/d (unaudited) (18,000 oil (unaudited) and 42,000 water (unaudited)) with total capacity of 120,000 Bbls/d (unaudited). Five other shippers (unaudited) utilize the GIGS for transportation of oil to onshore sales points and transportation of produced water for disposal onshore.
The asset will be depreciated for book purposes over an estimated useful life of 30 years. The amount of depreciation recognized for the leased property for the years ended December 31, 2015 and 2014, was $4.3 million and $0, respectively.
See Note 4 for further information regarding the Grand Isle Lease Agreement (as defined therein).
Pinedale LGS
Our subsidiary, Pinedale Corridor, LP ("Pinedale LP"), owns a system of gathering, storage, and pipeline facilities (the "Pinedale LGS"), with associated real property rights in the Pinedale Anticline in Wyoming.
Physical Assets
The Pinedale LGS consists of more than 150 miles (unaudited) of pipelines with four (unaudited) above-ground central gathering facilities. The system is leased to and used by Ultra Petroleum Corp. ("Ultra Petroleum") as a method of separating water, condensate and associated flash gas from a unified stream and subsequently selling or treating and disposing of the separated products. Prior to entering the Pinedale LGS, a commingled hydrocarbon stream is separated into wellhead natural gas and a liquids stream. The wellhead natural gas is transported to market by a third party. The remaining liquids, primarily water, are transported by the Pinedale LGS to one of its four central gathering facilities where they pass through a three-phase separator which separates condensate, water and associated natural gas. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and the natural gas is sold or otherwise used by Ultra Petroleum for fueling on-site operational equipment.
The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, was $8.9 million.
See Note 4 for further information regarding the Pinedale Lease Agreement (as defined therein)
Non-Controlling Interest Partner
The Prudential Insurance Company of America ("Prudential") funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. The general partner, Pinedale GP, holds the remaining 81.05 percent of the economic interest.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Debt
Pinedale LP borrowed $70 million pursuant to a secured term credit facility with KeyBank National Association serving as a lender and the administrative agent on behalf of other lenders participating in the credit facility ("KeyBank Term Facility"). The credit facility was amended on December 31, 2015, and will remain in effect through March 30, 2016. The credit facility is secured by the Pinedale LGS. See Note 14 for further information regarding the credit facility.
Portland Terminal Facility
The Portland Terminal Facility is a rail and marine facility adjacent to the Willamette River in Portland, Oregon which is triple-net leased to Arc Terminals Holdings LLC ("Arc Terminals"), an indirect, wholly-owned subsidiary of Arc Logistics Partners LP ("Arc Logistics"). The 39-acre (unaudited) site has 84 tanks (unaudited) with a total storage capacity of approximately 1.5 million barrels (unaudited). The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.
As of December 31, 2015, we completed the funding of an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: i) upgrade a portion of the existing storage assets; ii) enhance existing terminal infrastructure; and iii) develop, design, engineer and construct throughput expansion opportunities.
The asset is depreciated for book purposes over an estimated useful life of 30 years. The amount of depreciation recognized for the leased property for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, was $1.2 million, $1.4 million and $0, respectively.
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
The EIP transmission assets were utilized by the lessee to move electricity across New Mexico between Albuquerque and Clovis. The physical assets include 216 miles (unaudited) of 345 kilovolt (unaudited) transmission lines, towers, easement rights, converters and other grid support components. Originally, the assets were depreciated for book purposes over an estimated useful life of 20 years. Pursuant to the Purchase Agreement discussed in Note 4, the Company reevaluated the residual value used to calculate its depreciation of EIP, and determined that a change in estimate was necessary. The change in estimate resulted in higher depreciation expenses beginning in November of 2012 through the expiration of the lease on April 1, 2015.
The amount of depreciation expense related to the EIP leased property for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, was $570 thousand, $2.3 million and $2.3 million, respectively.
EIP Leased Property Held for Sale consisted of the following:

EIP Leased Property Held for Sale
	December 31, 2015	December 31, 2014
Leased asset	$—	$14,126,849
Less: accumulated depreciation	—	(5,878,933)
Net leased asset held for sale	$—	$8,247,916

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

4. LEASES
As of December 31, 2015, the Company had three significant leases. The table below displays the impact of the Company's most significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2015	2014	2015	2014	2013
Pinedale LGS	40.0%	79.2%	42.9%	71.9%	88.7%
Grand Isle Gathering System	50.1%	—	42.3%	—	—
Portland Terminal Facility	9.6%	17.2%	13.3%	19.0%	—
Public Service of New Mexico (2)	—	3.1%	1.3%	9.1%	11.3%
(1) Insignificant leases are not presented, thus percentages do not sum to 100%.
(2) The Public Service of New Mexico lease terminated on April 1, 2015. See additional discussion of the PNM lease under the heading Lease of Property Held for Sale, below.
Grand Isle Gathering System
Grand Isle Corridor, LP entered into a long-term triple-net lease agreement on June 30, 2015, relating to the use of the GIGS (the “Grand Isle Lease Agreement”) with Energy XXI GIGS Services, LLC (the "EXXI Tenant"). The Grand Isle Lease Agreement has an initial eleven-year term and may be extended for one additional term equal to the lesser of nine years or 75 percent of the expected remaining useful life of the GIGS. The EXXI Tenant’s obligations under the lease agreement are guaranteed by EXXI. During the initial term, the EXXI Tenant will make minimum monthly rental payments that are initially $2.6 million in year one, increase to a maximum of $4.2 million in year seven and decline to $3.5 million in year eleven. In addition, the EXXI Tenant will pay variable rent payments based on a ten percent participation above a pre-defined threshold, which will be calculated monthly on the volumes of EXXI oil that flow through the GIGS, multiplied by the average daily closing price of crude oil for the applicable calendar month. Variable rent will be capped at 39 percent of the total rent for each month. Tangible assets, excluding land, will be depreciated over the 30-year depreciable life of the leased property with associated depreciation expense of approximately $8.6 million annually beginning July 1, 2015 (unaudited).
As of December 31, 2015, and December 31, 2014, approximately $321 thousand and $0, respectively, of net deferred lease costs related to the GIGS are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 11-year life of the Grand Isle Lease Agreement. For the years ended December 31, 2015, 2014 and 2013, $15 thousand, $0 and $0, respectively was included in amortization expense within the Consolidated Statement of Income.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
As of December 31, 2015, December 31, 2014 and December 31, 2013, approximately $734 thousand, $796 thousand and $857 thousand, respectively, of net deferred lease costs are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15-year life of the Pinedale Lease Agreement. For each of the years ended December 31, 2015, December 31, 2014 and December 31, 2013, $61 thousand is included in amortization expense within the Consolidated Statements of Income.
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
Portland Terminal Facility
LCP Oregon entered into the Portland Lease Agreement on January 21, 2014. Arc Logistics has guaranteed the obligations of Arc Terminals under the Portland Lease Agreement. The Portland Lease Agreement grants Arc Terminals substantially all authority to operate the Portland Terminal Facility. During the initial fifteen-year term, Arc Terminals will make base monthly rental payments as well as variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal Facility in the prior month in excess of a designated threshold of 12,500 barrels per day of oil equivalent (unaudited). Variable rent is capped at 30 percent of total rent each month, which would be the equivalent of the Portland Terminal Facility’s expected throughput capacity.
Base rent as of December 31, 2015, increased to $513 thousand per month due to completion of $10.0 million in planned construction projects at the Portland Terminal Facility. For the years ended December 31, 2015, 2014 and 2013, $946 thousand, $241 thousand and $0, respectively, in incremental base rent was received due to construction completed as of the end of each year.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The future contracted minimum rental receipts for all net leases as of December 31, 2015, are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2016	$59,607,929
2017	60,931,762
2018	61,139,762
2019	63,468,195
2020	70,629,654
Thereafter	451,794,133
Total	$767,571,435
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
On November 1, 2012, the Company entered into a definitive Purchase Agreement with PNM to sell the Company’s 40 percent undivided interest in the EIP upon termination of the PNM Lease Agreement on April 1, 2015, for $7.7 million. Upon execution of the Agreement, the schedule of the lease payments under the PNM Lease Agreement was changed so that the last scheduled semi-annual lease payment was received by the Company on October 1, 2012. Additionally, PNM's remaining basic lease payments due to the Company were accelerated. The semi-annual payments of approximately $1.4 million that were originally scheduled to be paid on April 1, and October 1, 2013, were received by the Company on November 1, 2012. The three remaining lease payments due April 1, 2014, October 1, 2014, and April 1, 2015, were paid in full on January 2, 2014. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, revenue of $638 thousand, $2.6 million and $2.6 million respectively, is included in lease revenue within the Consolidated Statements of Income.
5. MOGAS TRANSACTION
On November 24, 2014, our wholly owned taxable REIT subsidiary, Corridor MoGas, executed a Purchase Agreement (the “MoGas Purchase Agreement”) with Mogas Energy, LLC (“Seller”) to acquire all of the equity interests of two entities, MoGas Pipeline, LLC ("MoGas") and United Property Systems, LLC ("UPS") (collectively, the "MoGas Transaction"). MoGas is the owner and operator of an approximately 263-mile (unaudited) interstate natural gas pipeline system in and around St. Louis and extending into central Missouri. The pipeline system, regulated by FERC, delivers natural gas to both investor-owned and municipal local distribution systems and has eight firm transportation customers. The pipeline system receives natural gas at three receipt points (unaudited) and delivers that natural gas at 22 delivery points (unaudited). UPS owns 10.28 acres of real property (unaudited) that includes office and storage space which is leased to MoGas. A portion of that land is also leased to an operator of a small cement plant owned by a third party. The combined purchase price of MoGas and UPS was $125 million, funded by a combination of equity proceeds and revolving credit facility, as further discussed in Note 14 to these Consolidated Financial Statements.
On November 17, 2014, the Company completed a follow-on equity offering of 2,990,000 shares of common stock, raising approximately $102 million in gross proceeds at $6.80 per share (net proceeds of approximately $96 million after underwriters' discount). Then on November 24, 2014, the Company borrowed $32 million (net proceeds of approximately $29 million after $3 million in fees). The total cash proceeds of $125 million were then used to capitalize Corridor MoGas, $90 million of which was in the form of a term note, who then concurrently used the cash to fund the purchase price to the Seller, $7 million of which, was placed in an indemnity escrow account. The Purchase Agreement describes the circumstances under which escrowed funds are to be released and the party to receive such released funds. Currently, the Company has no reason to believe that any of the funds in escrow will be returned.
The Company accounted for the acquisition under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”), and the initial accounting for this business combination is final and complete. The Company's assessment of the

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Pro Forma Financial Information (unaudited)
For comparative purposes, the following table illustrates the effect on the Consolidated Statements of Income and Comprehensive Income as well as earnings per share - basic and diluted as if the Company had consummated the MoGas Transaction as of January 1, 2013:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Year Ended
	December 31, 2014	December 31, 2013
Total Revenue (1)	$53,315,951	$42,551,314
Total Expenses (2)	35,742,957	33,429,175
Operating Income	17,572,994	9,122,139
Other Income (Expense) (3)	(3,997,916)	1,137,606
Tax Benefit (Expense) (4)	641,304	(734,461)
Net Income	14,216,382	9,525,284
Less: Net Income attributable to non-controlling interest	1,556,157	1,466,767
Net Income attributable to CORR Stockholders	$12,660,225	$8,058,517
Earnings per share:
Basic and Diluted	$1.37	$1.03
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted (5)	9,236,345	7,819,879
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
Interest initially accrued on the outstanding principal amount of both Black Bison Loans at an annual base rate of 12 percent, which base rate increases by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Black Bison Loans was set to bear variable interest calculated as a function of the increase in volume of water treated by Black Bison WS during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum. The Black Bison Loans mature on March 31, 2024, and were set to amortize by quarterly payments beginning on March 31, 2015. The Loans are secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Black Bison Loans are also guarantied by all affiliates of Black Bison WS and further secured by all assets of those guarantors.
Due to reduced drilling activity in Black Bison WS’s area of operations, during the first quarter of 2015 Black Bison WS requested, and the Company granted, a waiver of certain financial covenants. Black Bison WS and its affiliates did not make the principal payments to the Company that were scheduled to begin on March 31, 2015. As a result, we entered into an agreement with Black Bison WS, effective June 17, 2015 (the "June Forbearance Agreement"), as follows:

•
We agreed to forbear through August 15, 2015, from exercising any remedies relating to certain existing defaults. A reduced principal and interest payment schedule was applied (as described below). The forbearance period, which

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

terminated on August 15, 2015, was subject to compliance by Black Bison WS and its affiliates with additional conditions set forth in the agreement and to the non-occurrence of any defaults under the Loans other than the existing defaults.

•
We agreed to accept temporarily reduced interest payments under the Black Bison Loans in the maximum amount of $50 thousand per month for June and July of 2015, with such maximum amount increasing to $75 thousand per month for August through December 2015 (subject to the continuation of the forbearance period in the Company’s sole discretion). Interest that accrues but is not payable pursuant to these terms during the forbearance period was to be added to the principal of the Black Bison Loans. We accrued additional interest from the date on which such interest otherwise would have been payable, and shall be payable in full upon termination of the forbearance period. No principal payments were required during the forbearance period. Black Bison WS also agreed to a general release of any prior claims related to the Black Bison Loans or the forbearance and to reimburse the Company for its additional expenses incurred in connection with granting the forbearance agreement.

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

•
The August Forbearance Agreement clarified that the holders of the outstanding equity securities of Black Bison and its affiliates that are pledged as security for the Black Bison Loans cannot vote such securities for the purpose of approving any election to file for bankruptcy protection or related actions during the forbearance period.

Drilling activity in the Black Bison area of operations has continued to decline. Due to these market conditions the Company has determined a provision for loan loss with respect to the Black Bison Loans should be reflected for financial reporting purposes. The 2015 income statement reflects a Provision for Loan Loss of $13.8 million, which includes $14 thousand in deferred origination income, net of deferred origination costs, and $355 thousand of interest accrued under the Forbearance agreement up to the second quarter of 2015.
Financing revenue as presented in the 2015 financial statements does not reflect any financing revenue from the notes for the Black Bison Loans in the third and fourth quarters. These notes are considered by the Company to be on non-accrual status and have been reflected as such in the financial statements. As a result, under GAAP we no longer recognize Financing revenue on our Black Bison Loans. As of December 31, 2015, the net note receivable from Black Bison WS is $2.0 million.
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
Corridor Bison assigned to CorEnergy BBWS its rights and obligations in the Warrant dated March 13, 2014. As a condition of the TRS Loan, the parties entered into an Amended and Restated Warrant, pursuant to which the amount available to purchase thereunder was increased to a number of equity units, which, as of July 23, 2014, represented 18.72 percent of the outstanding equity of Intermediate Holdings. CorEnergy BBWS paid an additional $51 thousand for this increase in the amount that could be purchased pursuant to the Amended and Restated Warrant. CorEnergy BBWS capitalized $25 thousand in asset acquisition expenses in relation to the Warrant. Including capitalized asset acquisition costs, the Company paid approximately $123 thousand for the Warrant, which is recorded at a fair value of $0 as of December 31, 2015. The amount paid was determined to be the current value of the incremental amount that could be purchased under the Amended and Restated Warrant at the date of purchase. Furthermore, the warrant qualifies as a derivative, with all changes in fair value reflected in the consolidated statements of income and comprehensive income in the current period.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
For the REIT loan from Four Wood Corridor, interest initially accrues on the outstanding principal at an annual base rate of 12 percent. For the TRS loan from Corridor Private, interest initially accrues on the outstanding principal at an annual base rate of 13 percent. The base rates of both loans will increase by 2 percent of the current base rate per year. In addition, for both loans, starting in January 2016 and continuing for each month thereafter, the outstanding principal of the Loans will bear variable interest calculated as a function of the increase in volume of water treated by SWD Enterprises during the particular month. The base interest plus variable interest, paid monthly, is capped at 19 percent per annum for the REIT loan and 20 percent per annum for the TRS Loan. The Loans mature on December 31, 2024, and are to be amortized by quarterly payments beginning March 31, 2016, and annual prepayments based upon free cash flows of the Borrower and its affiliates commencing on January 15, 2016. The Loans are secured by the real property and equipment held by SWD Enterprises and the outstanding equity in SWD Enterprises and its affiliates. The Loans are also guaranteed by all affiliates of SWD Enterprises.
SWD Enterprises is required through the loan agreement to comply with certain financial covenants. During 2015, the Company was made aware of an event of default for failure to comply with the Tangible Net Worth and Coverage Ratio covenant for the reporting period ending June 30, 2015. SWD Enterprises has continued to make regular interest payments on the term loan, has raised equity, and made a prepayment of principal on the REIT loan. SWD Enterprises is not due to make principal payments until first quarter 2016. As a result of the equity raise, the Company agreed to amend the terms of the loan agreement to update the financial covenants to a level that CORR believes SWD Enterprises will be able to meet. The amended terms of the loan agreement do not provide any concessions for interest rate terms or maturity of the credit facility. The amended terms did require SWD Enterprises to make a $100 thousand prepayment of principal on the REIT loan. The Company believes the notes receivable with SWD Enterprises are fully collectible as of December 31, 2015.
7. VARIABLE INTEREST ENTITIES
The Company's variable interest in Variable Interest Entities ("VIE" or "VIEs") currently are in the form of equity ownership and loans provided by the Company to a VIE. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE and is therefore required to consolidate the investments. Factors considered in determining whether the Company is the primary beneficiary include risk-and-reward sharing, experience and financial condition of the other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee or Board of Directors, whether or not the Company has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, existence of unilateral kick-out rights or voting rights, and the level of economic disproportionality between the Company and the other partner(s).
Consolidated VIEs
As of December 31, 2015, the Company does not have any investments in VIEs that qualify for consolidation.
Unconsolidated VIE
At December 31, 2015, the Company's recorded investment in Black Bison WS and Intermediate Holdings, collectively a VIE that is unconsolidated, was $2.0 million. The Company's maximum exposure to loss associated with the investment is limited to the Company's outstanding notes receivable, discussed in Note 6, totaling $2.0 million and $15.9 million as of December 31, 2015, and December 31, 2014, respectively. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE's economic performance is not held by the Company, therefore the VIE is not consolidated.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

8. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2015, and 2014, are as follows:

Deferred Tax Assets and Liabilities
	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Net operating loss carryforwards	$543,116	$679,692
Net unrealized loss on investment securities	251,539	—
Cost recovery of leased and fixed assets	—	1,042,207
Loan Loss Provision	1,257,436	—
Other loss carryforwards	1,833,240	—
Sub-total	$3,885,331	$1,721,899
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$(2,159,058)	$(2,842,332)
Net unrealized gain on investment securities	—	(142,154)
Cost recovery of leased and fixed assets	(119,297)	—
Sub-total	(2,278,355)	(2,984,486)
Total net deferred tax asset (liability)	$1,606,976	$(1,262,587)
For the year ended December 31, 2015, the total deferred tax asset presented above relates to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ending November 30, 2007, remain open to examination by federal and state tax authorities.
Total income tax expense differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the years ended December 31, 2015, 2014, and 2013, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2015	2014	2013
Application of statutory income tax rate	$3,630,325	$2,375,903	$2,608,151
State income taxes, net of federal tax (benefit)	(134,597)	(47,731)	273,174
Federal Tax Attributable to Income of Real Estate Investment Trust	(5,189,849)	(2,607,207)	(927,254)
Other	(253,432)	53,472	995,447
Total income tax expense (benefit)	$(1,947,553)	$(225,563)	$2,949,518
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Inc. and Corridor Private Inc. had a blended state rate of approximately 2.82 percent for the year ended December 31, 2015, 3.92 percent for the year ended December 31, 2014 and 3.11 percent for the year ended December 31, 2013. CorEnergy BBWS Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood Corridor Inc. and Corridor MoGas Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the years ended December 31, 2015, 2014, and 2013. For year ended December 31, 2015, all of the income tax benefit presented above relates to the assets and activities held in the Company's TRSs. The components of income tax benefit include the following for the periods presented:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Components of Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2015	2014	2013
Current tax expense
Federal	$781,941	$3,456,858	$(7,139)
State (net of federal tax benefit)	140,069	387,079	20,613
Total current tax expense	922,010	3,843,937	13,474
Deferred tax expense (benefit)
Federal	(2,594,897)	(3,634,689)	2,683,483
State (net of federal tax benefit)	(274,666)	(434,811)	252,561
Total deferred tax expense (benefit)	(2,869,563)	(4,069,500)	2,936,044
Total income tax expense (benefit), net	$(1,947,553)	$(225,563)	$2,949,518
As of December 31, 2014 the TRSs had a net operating loss of $894 thousand. For the year ended December 31, 2015, the TRSs incurred a total net operating loss of approximately $478 thousand, resulting in a total net operating loss of approximately $1.4 million as of December 31, 2015. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $90 thousand, $804 thousand, and $478 thousand in the years ending December 31, 2033, 2034, and 2035 respectively. The amount of deferred tax asset for net operating losses as of December 31, 2015, includes amounts for the year ended December 31, 2015. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes (Unaudited)
	December 31, 2015	December 31, 2014
Aggregate cost for federal income tax purposes	$4,750,252	$4,218,986
Gross unrealized appreciation	5,133,908	7,436,696
Gross unrealized depreciation	(97,500)
Net unrealized appreciation	$5,036,408	$7,436,696

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The Company provides the following tax information to its common stockholders pertaining to the character of distributions paid during tax years 2013, 2014, and 2015. For a stockholder that received all distributions in cash during 2015, 72 percent (unaudited) will be treated as ordinary dividend income and 28 percent (unaudited) will be treated as return of capital. Of the ordinary dividend income, 3 percent (unaudited) will be treated as qualified dividend income. The per share characterization by quarter is reflected in the following tables:

2015 Common Stock Tax Information (unaudited)
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/13/2015	02/11/2015	02/27/2015	$0.6500	$0.4680	$0.0126	$—	$0.1820
05/15/2015	05/13/2015	05/29/2015	0.6750	0.4860	0.0131	—	0.1890
08/17/2015	08/13/2015	08/31/2015	0.6750	0.4860	0.0131	—	0.1890
11/13/2015	11/10/2015	11/30/2015	0.7500	0.5400	0.0146	—	0.2100
Total 2015 Distributions			$2.7500	$1.9800	$0.0534	$—	$0.7700

2014 Common Stock Tax Information (unaudited)
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
01/13/2014	01/09/2014	01/23/2014	$0.6250	$0.4640	$0.2250	$—	$0.1610
05/14/2014	05/12/2014	05/22/2014	0.6450	0.4790	0.2320	—	0.1660
08/15/2014	08/13/2014	08/29/2014	0.6500	0.4825	0.2335	—	0.1675
11/14/2014	11/12/2014	11/28/2014	0.6500	0.4825	0.2335	—	0.1675
Total 2014 Distributions			$2.5700	$1.9080	$0.9240	$—	$0.6620

2013 Common Stock Tax Information (unaudited)
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
03/08/2013	03/06/2013	03/19/2013	$0.6250	$0.6250	$0.6250	$—	$—
06/28/2013	06/26/2013	07/05/2013	0.6250	0.1835	0.1835	—	0.4415
09/30/2013	09/26/2013	10/04/2013	0.6250	—	—	—	0.6250
Total 2013 Distributions			$1.8750	$0.8085	$0.8085	$—	$1.0665
The Company provides the following tax information to its preferred stockholders pertaining to the character of distributions paid during the 2015 tax year. For a stockholder that received all distributions in cash during 2015, 100 percent (unaudited) will be treated as ordinary dividend income and 0 percent (unaudited) will be treated as return of capital. Of the ordinary dividend income, 3 percent (unaudited) will be treated as qualified dividend income. The per share characterization by quarter is reflected in the following table:

2015 Preferred Stock Tax Information (unaudited)
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
05/15/2015	05/13/2015	06/01/2015	$0.6351	$0.6351	$0.0171	$—	$—
08/17/2015	08/13/2015	08/31/2015	0.4609	0.4609	0.0124	—	—
11/13/2015	11/11/2015	11/30/2015	0.4609	0.4609	0.0124	—	—
Total 2015 Distributions			$1.5569	$1.5569	$0.0419	$—	$—
We elected effective for our 2013 tax year to be treated as a REIT for federal income tax purposes. Our REIT election, assuming continued compliance with the applicable tests, will continue in effect for subsequent tax years. The Company satisfied the annual income test and the quarterly asset tests necessary for us to qualify to be taxed as a REIT for 2013, 2014 and 2015. Distributions made during 2013 and treated as qualifying dividend income relate to pre-REIT tax years earnings and profits that were required to be distributed by calendar year-end 2013. Distributions made during 2014 and 2015 and treated as qualifying dividend income relate to taxable dividends received from our TRSs that were received and distributed in 2014 and 2015.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

9. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	December 31, 2015	December 31, 2014
Land	$580,000	$580,000
Natural gas pipeline	124,386,348	124,297,157
Vehicles and trailers	524,921	506,958
Office equipment and computers	87,696	59,027
Gross property and equipment	125,578,966	125,443,142
Less: accumulated depreciation	(5,948,988)	(2,623,020)
Net property and equipment	$119,629,978	$122,820,122

The amounts of depreciation of property and equipment recognized for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, were $3.3 million, $593 thousand and $283 thousand, respectively.
10. CONCENTRATIONS
MoGas
MoGas relies on certain key customers for a significant portion of its revenues. Laclede Gas, Ameren Energy and Omega Pipeline Company (an affiliate of the Company) accounted for approximately 66 percent, 19 percent and 10 percent, respectively, of MoGas' contracted transportation revenues for the year ended December 31, 2015 and 67%, 19%, and 10%, respectively, for the 37-day period ending December 31, 2014.
Mowood, Omega
Omega had a 10-year agreement (the "DOD Agreement") with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. The DOD Agreement expired January 31, 2015. On January 28, 2015, the DOD awarded Omega a 6-month bridge agreement with very similar terms and conditions as the original agreement for Omega to continue providing natural gas and gas distribution services until a new 10-year agreement could be reached. On June 12, 2015, the DOD gave notice of their intent to extend the bridge agreement to October 31, 2015, and again on October 16, 2015, to extend the bridge agreement to January 31, 2016. The extensions were made to provide additional time to negotiate terms for a new agreement. On January 28, 2016, the DOD awarded Omega a new 10-year agreement with very similar terms and conditions as the original and bridge agreements for Omega to continue providing natural gas and gas distribution services through March 31, 2026.
Revenue related to the DOD contract accounted for 89 percent, 88 percent, and 80 percent of our sales revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Omega performs management and operational services related to the operation and expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 10 percent and 25 percent of the consolidated accounts and other receivables balances as of December 31, 2015 and 2014, respectively.
Omega’s contracts for its supply of natural gas are concentrated among select providers. Purchases from its largest supplier of natural gas accounted for 91 percent, 64 percent, and 41 percent of our cost of sales after intercompany eliminations for the years ended December 31, 2015, 2014, and 2013, respectively. Omega also experiences a substantial amount of seasonality in gas sales. As a result, overall sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters.
11. MANAGEMENT AGREEMENT
On December 1, 2011, the Company executed a Management Agreement with Corridor InfraTrust Management, LLC (“Corridor”), a related party. Under the Management Agreement, Corridor (i) presents the Company with suitable acquisition opportunities consistent with the investment policies and objectives of the Company, (ii) is responsible for the day-to-day operations of the Company, and (iii) performs such services and activities relating to the assets and operations of the Company as may be appropriate. A new Management Agreement between the Company and Corridor was approved by the Board of Directors and became effective July 1, 2013. The new agreement did not change in any respect the terms for determination or payment of compensation for the Manager, does not have a specific term, and will remain in place unless terminated by the Company or the Manager in the manner

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

•
The New Management Agreement also includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a distribution threshold equal to $0.125 per share per quarter, and requires that at least half of any incentive fees be reinvested in the Company’s common stock.

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
During the year ended December 31, 2015, and the first quarter of 2016, the Company and the Manager agreed to the following modifications to the fee arrangements described above:

•
in order to ensure equitable application of the quarterly management fee provisions of the New Management Agreement to the GIGS acquisition, which closed on June 30, 2015, the Manager waived any incremental management fee due as of the end of the second quarter based on the net impact of the GIGS Acquisition as of June 30, 2015;

•
in light of the Provision for Loan Loss recorded with respect to the Black Bison Loans as described in Note 6, the Manager voluntarily recommended, and the Company agreed, that effective on and after September 30, 2015, solely for the purpose of computing the value of the Company’s Managed Assets in calculating the quarterly management fee described above, the Company’s investment in the Black Bison Loans and the Black Bison Warrant will be valued based on their estimated net realizable value (which shall not exceed the amount of the Company’s initial investment) as of the end of the quarter for which the Management Fee is to be calculated;

•
in light of the provision for uncollectible interest recorded with respect to Black Bison loans as described in Note 6, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $133,194 of the total

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

$278,619 incentive fee that would otherwise be payable under the provisions described above with respect to dividends paid on the Company’s common stock during the year ended December 31, 2015, and accordingly the Manager received an incentive fee of $145,425 for such period.
Fees incurred under the Management Fee Agreement for the years ended December 31, 2015, 2014, and 2013 were $5.7 million, $3.5 million, and $2.6 million, respectively, and are reported in the General and Administrative line item on the Income Statement.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, a fee equal to an annual rate of 0.04 percent of the value of the Company's Managed Assets, with a minimum annual fee of $30 thousand. Fees incurred under the Administrative Agreement for the years ended December 31, 2015, 2014, and 2013 were $224 thousand, $134 thousand, and $112 thousand, respectively, and are reported in the General and Administrative line item on the Income Statement.
12. FAIR VALUE OF OTHER SECURITIES
The major components of net realized and unrealized gain or loss on trading securities for the years ended December 31, 2015, 2014 and 2013 are as follows:

Major Components of Net Realized and Unrealized Loss on Trading Securities
	For the Years Ended December 31,
	2015	2014	2013
Net unrealized loss on trading securities	$—	$—	$—
Net realized loss on trading securities	—	—	(251,213)
Total net realized and unrealized loss on trading securities	$—	$—	$(251,213)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of December 31, 2015, and December 31, 2014. These assets and liabilities are measured on a recurring basis.

December 31, 2015
	December 31, 2015	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$8,393,683	$—	$—	$8,393,683
Total Assets	$8,393,683	$—	$—	$8,393,683

December 31, 2014
	December 31, 2014	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$9,572,181	$—	$—	$9,572,181
Total Assets	$9,572,181	$—	$—	$9,572,181

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2015 and 2014, are as follows:

Level 3 Rollforward
For the Year Ended December 31, 2015	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains/(Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Losses, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$9,217,181	$—	$—	$(1,073,243)	$249,745	$8,393,683	$(1,073,243)
Warrant investment	355,000	—	—	(355,000)	—	—	(355,000)
Total	$9,572,181	$—	$—	$(1,428,243)	$249,745	$8,393,683	$(1,428,243)

For the Year Ended December 31, 2014
Other equity securities	$23,304,321	$—	$(13,245,379)	$139,612	$(981,373)	$9,217,181	$139,612
Warrant Investment		97,500		257,500		355,000	257,500
Total	$23,304,321	$97,500	$(13,245,379)	$397,112	$(981,373)	$9,572,181	$397,112
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the years ended December 31, 2015 and 2014.
In accordance with ASC 820, the Company fair values their derivative financial instruments. Please refer to Note 17, Interest Rate Hedge Swaps, for more information. Additionally, the Company had a non-recurring fair value measurement related to the acquisition of an asset retirement obligation, see Note 16, Asset Retirement Obligation, for more information.
In connection with the October 2014 sale of the Company's shares in VantaCore, a portion of the proceeds were placed in escrow and a receivable was recorded. Changes in the fair value of the escrow receivable are recorded as a net realized or unrealized gain or loss on other equity securities included within the Consolidated Statements of Income and Comprehensive Income. For the years ended December 31, 2015 and 2014, approximately $365 thousand and $5 thousand, were included as an unrealized gain, respectively.
Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. See Note 2, Significant Accounting Policies, for additional discussion.
For the year ended December 31, 2014, the Company’s Warrant Investment was valued using a binomial option pricing model. The key assumptions used in the binomial model are the fair value of equity of the underlying business; the Warrant's strike price; the expected volatility of equity; the time to the Warrant's expiry; the risk-free rate, and the expected dividend yields. Due to the inherent uncertainty of determining the fair value of the Warrant Investment, which does not have a readily available market, the assumptions used the binomial model to value the Company’s Warrant Investment were based on Level 2 and Level 3 inputs. The Company’s Warrant Investment was valued at $0 at December 31, 2015 due to the current reduction in Black Bison’s business activity that also resulted in the Provision for Loan Loss with respect to the Black Bison Loans discussed in further detail in Note 6.

As of December 31, 2015 and 2014, the Company’s investment in Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC, collectively, ("Lightfoot") is its only remaining significant private company investment. Lightfoot in turn owns a combination of public and private investments. Therefore, Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments discounted for a lack of marketability, with the discount estimated at 11.8 percent to 15.2 percent and 17.7 percent to 22.8 percent as of December 31, 2015 and 2014, respectfully, and (ii) discounted cash flow analysis using an estimated discount rate of 14.0 percent to 16.0 percent and 13.0 percent to 15.0 percent as of December 31, 2015 and 2014, respectively. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of both December 31, 2015 and 2014, the Company held a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively.
Certain condensed combined unaudited financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables (in thousands).

	December 31, 2015 (Unaudited)	December 31, 2014 (Unaudited)
Assets
Current assets	$24,276	$25,783
Noncurrent assets	696,461	382,957
Total Assets	$720,737	$408,740
Liabilities
Current liabilities	$19,993	$14,318
Noncurrent liabilities	246,808	113,810
Total Liabilities	$266,801	$128,128

Partner's equity	453,936	280,612
Total liabilities and partner's equity	$720,737	$408,740

	For the Years Ending December 31, (Unaudited)
	2015	2014
Revenues	$81,789	$54,906
Operating expenses	76,755	62,764
Other income (expenses)	12,469	15,459
Income from Operations	$17,503	$7,601
Less: Net Income attributable to noncontrolling interests	(8,901)	(761)
Net Income attributable to Partner's Capital	$8,602	$6,840
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
Escrow Receivable — The escrow receivable due to the Company as of December 31, 2015, which relates to the sale of VantaCore, is anticipated to be released upon satisfaction of certain post-closing obligations and the expiration of certain time periods (50 percent was released 12 months after the October 1, 2014 closing date (i.e. October 1, 2015), and the other 50 percent to be released 18 months after close (i.e. April 1, 2016)). The fair value of the escrow receivable is reflected net of a discount for the potential that the full amount due to the Company would not be realized.
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
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Carrying and Fair Value Amounts
	Level within fair value hierarchy	December 31, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$14,618,740	$14,618,740	$7,578,164	$7,578,164
Escrow receivable	Level 2	$1,392,917	$1,392,917	$2,438,500	$2,438,500
Financing notes receivable (Note 6)	Level 2	$7,675,626	$7,675,626	$20,687,962	$20,687,962
Hedged Derivative Asset (Note 17)	Level 2	$98,259	$98,259	$351,807	$351,807
Financial Liabilities:
Long-term debt	Level 2	$217,375,153	$193,573,834	$67,060,000	$67,060,000
Line of credit	Level 2	$—	$—	$32,141,277	$32,141,277
13. INTANGIBLES
The Company recorded an intangible lease asset, related to the PNM Lease Agreement, for the fair value of the amount by which the remaining contractual lease payments exceed market lease rates at the time of acquisition. The intangible lease asset was being amortized on a straight-line basis over the life of the lease term, which expired on April 1, 2015. Annual amortization of the intangible lease asset totaling $73 thousand for the year ended December 31, 2015 and $292 thousand for the years ended December 31, 2014 and December 31, 2013, is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. These same amounts are included in Amortization expense in the accompanying Consolidated Statements of Cash Flows. Refer to Note 4 for further discussion around the PNM Purchase Agreement.

Intangible Lease Asset
	December 31, 2015	December 31, 2014
Intangible lease asset	$—	$1,094,771
Accumulated amortization	—	(1,021,784)
Net intangible lease asset	$—	$72,987
14. CREDIT FACILITIES
Credit Facilities of the REIT
On September 26, 2014, the Company entered into a $30 million revolving credit facility (the "Regions Revolver") with certain lenders and Regions Bank, as an agent for such lenders. Then in conjunction with the MoGas Transaction on November 24, 2014, increased the credit facility to $90 million at the REIT level, and $3.0 million at the subsidiary entity level. For the first six months, subsequent to the increase, the facility bore interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. Beginning on May 24, 2015 and through July 7, 2015, the interest rate was determined by a pricing grid where the applicable interest rate was LIBOR plus 2.75 percent to 3.50 percent, depending on the Company's leverage ratio at such time. On June 29, 2015, the Company borrowed against the Regions Revolver in the amount of $42 million in conjunction with the GIGS transaction.
On July 8, 2015, the Company amended and upsized its existing $93 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153 million, consisting of (i) an increase in the Regions Revolver at the CorEnergy parent entity level to $105 million, (ii) a $45 million term loan at the CorEnergy parent entity level (the "Regions Term Loan") and (iii) a $3 million revolving credit facility at the subsidiary entity level (the "MoGas Revolver" as detailed below and, collectively with the upsized Regions Revolver and the Regions Term Loan, the "Regions Credit Facility"). Upon closing the Regions Credit Facility, CorEnergy drew $45 million on the Regions Term Loan to pay off the balance on the Regions Revolver that had been used in funding the GIGS acquisition in June 2015. The Company now has approximately $95.8 million of available borrowing capacity on the Regions Revolver.
The Regions Credit Facility has a maturity date of December 15, 2019 for both the Regions Revolver and the Regions Term Loan. Borrowings under the Regions Credit Facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent - 3.75 percent (3.07% percent as of December 31, 2015), based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The Term Note requires quarterly principal payments of $900 thousand which began on September 30, 2015. The Regions Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods).

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Upon the occurrence of an event of default, payment of all amounts outstanding under the Regions Credit Facility shall become immediately due and payable.
The Regions Credit Facility is secured by substantially all of the assets owned by the Company and its subsidiaries other than (i)the assets held by Mowood, LLC, Omega Pipeline Company, Pinedale Corridor, LP and Pinedale, GP Inc. (the "Unrestricted
Subs") and (ii) the equity investments in the Unrestricted Subs.
As of December 31, 2015, and December 31, 2014, approximately $3.3 million and $1.3 million, respectively, in net deferred debt issuance costs related to the Regions Credit Facility are included in the accompanying Consolidated Balance Sheets. For the years ended December 31, 2015 and 2014, $927 thousand and $217 thousand, respectively, of deferred debt cost amortization is included in interest expense within the accompanying Consolidated Statements of Income. As of December 31, 2015, the Company was in compliance with all covenants of the Regions Credit Facility.
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
As of December 31, 2015, and December 31, 2014, approximately $0 in net deferred debt issuance costs, related to the KeyBank Revolver, are included in the accompanying Consolidated Balance Sheets. The deferred costs were initially amortized over the anticipated four-year term of the Key Bank Revolver facility. For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, $0, $47 thousand, and $42 thousand of deferred debt issuance cost amortization, respectively, is included in interest expense within the accompanying Consolidated Statements of Income. Upon termination in 2014, the remaining deferred debt issuance costs totaling approximately $161 thousand were expensed in full.
The annual remaining principal payment requirements as of December 31, 2015 per the contractual maturities of our Regions Credit Facilities are as follows:

Year	Total Payments
2016	$3,600,000
2017	3,600,000
2018	3,600,000
2019	32,400,000
2020	—
Thereafter	—
Total	$43,200,000
Pinedale Facility
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility with KeyBank serving as a lender and as administrative agent on behalf of other lenders participating in the credit facility. Outstanding balances under the original KeyBank Term Facility generally accrued interest at a variable annual rate equal to LIBOR plus 3.25 percent. The credit facility remained in effect up until December 31, 2015, with an option to extend through December 31, 2016. The Company elected not to extend the KeyBank Term Facility through December 31, 2016. The Company did however extend the facility through March 30, 2016 and made an additional principal payment of $1.0 million on December 31, 2015. During the extension period, borrowings under this credit facility will bear interest on the outstanding principal amount at LIBOR plus 4.25 percent. The credit facility is secured by the Pinedale LGS asset. Under the original agreement Pinedale LP was obligated to pay all accrued interest monthly and was further obligated to make monthly principal payments, which began on March 7, 2014, in the amount of $294 thousand or 0.42 percent of the principal balance as of March 1, 2014. Going forward, Pinedale LP is required to make principal payments according to the extension agreement. The entire remaining principal is due on March 30, 2016.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The registrant has provided to KeyBank a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. The Company is required to maintain a restricted collateral account into which Ultra Wyoming makes all lease payments under the Pinedale Lease Agreement. Payments of principal and interest pursuant to the credit facility are drawn by KeyBank directly from the restricted collateral account prior to transferring the remaining cash to the Pinedale LP operating account. The balance in the restricted collateral account at December 31, 2015 was $0.
Pinedale LP's credit facility with KeyBank limits distributions by Pinedale LP to the Company. Distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations to KeyBank have not been accelerated following an Event of Default (as defined in the credit facility). The KeyBank Term Facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company. At December 31, 2015, the net assets of Pinedale LP were $137.6 million. As of December 31, 2015, Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.
As of December 31, 2015 and 2014, approximately $156 thousand and $501 thousand, respectively, in net deferred debt issuance costs related to the KeyBank Term Facility are included in the accompanying Consolidated Balance Sheets. The deferred costs will be amortized over the remaining term of the KeyBank Term Facility extension. For the years ended December 31, 2015, 2014, and 2013, $500 thousand, $517 thousand, and $515 thousand of deferred debt cost amortization is included in interest expense within the accompanying Consolidated Statements of Income.
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
The annual remaining principal payment requirements as of December 31, 2015 per the contractual maturities of our Pinedale Credit Facilities are as follows:

Year	Total Payments
2016	$62,532,000
2017	—
2018	—
2019	—
2020	—
Thereafter	—
Total	$62,532,000
MoGas Revolver
In conjunction with the MoGas Transaction, MoGas and UPS, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and re-borrow loans up to $3.0 million outstanding at any time. The MoGas Revolver is secured by the assets held at MoGas and has a maturity date of November 24, 2018. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver. As of December 31, 2015, there were no outstanding borrowings against the MoGas Revolver. As of December 31, 2015, the co-borrowers are in compliance of all covenants of the MoGas Revolver.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Mowood/Omega Credit Facility
On October 15, 2013, Mowood and Omega entered into a Revolving Note Payable Agreement (“2013 Note Payable Agreement”), replacing a prior $1.3 million secured Note Payable Agreement (as amended), under which interest accrued and was payable monthly at LIBOR plus 4 percent and which expired on October 29, 2013. The 2013 Note Payable Agreement had a maximum borrowing base of $1.5 million. Borrowings on the 2013 Note Payable Agreement are secured by Mowood’s and Omega's assets. Interest accrued at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent, and was payable monthly, and in full, with accrued interest, on the termination date of October 15, 2014.
On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a Revolving Note Payable Agreement ("2014 Note Payable Agreement"), extending the maturity date to January 31, 2015. Then on January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015. On July 31, 2015, the 2014 Note Payable Agreement was allowed to expire and a new $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank. The new Mowood/Omega Revolver will be used for working capital and general business purposes, is guaranteed and secured by the assets of Mowood and has a maturity of July 31, 2016. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2015.
15. CONVERTIBLE DEBT
On June 29, 2015, the Company completed a public offering of $115 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "Convertible Notes"). The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. For the year ended December 31, 2015, there is $4.1 million of interest expense resulting from the Convertible Notes. The Convertible Notes were issued with an underwriters discount of $3.7 million which will be amortized over the life of the Notes. The amount of amortization included in interest expense for the year ended December 31, 2015 is $381 thousand.
As of December 31, 2015 and 2014, approximately $219 thousand and $0, respectively, in net deferred debt issuance costs related to the Convertible Notes are included in the accompanying Consolidated Balance Sheets. For the year ended December 31, 2015 there is $22 thousand of deferred debt cost amortization included in interest expense within the accompanying Consolidated Statements of Income. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent.
The Company may not redeem the Convertible Notes prior to the maturity date. Holders may convert their Convertible Notes into shares of the Company’s common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes will be 30.3030 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $33.0 per share of Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
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
16. ASSET RETIREMENT OBLIGATION
A component of the consideration exchanged to purchase the GIGS assets from Energy XXI USA, Inc. in June 2015, was the assumption of the seller’s asset retirement obligation associated with such assets. The ARO represents the estimated costs of decommissioning the GIGS pipelines and onshore oil receiving and separation facilities in Grand Isle, Louisiana at retirement. In accordance with ASC 410-20, Asset Retirement Obligations, we recognized an ARO at an agreed-upon fair value on the date of

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

acquisition of $12.5 million. A corresponding asset retirement cost was capitalized as part of the carrying amount of the related long-lived assets and will be depreciated over the assets’ remaining useful lives.
The liability was initially measured using the amount agreed upon between the parties in an arm's length transaction, which under ASC 410-20, represents fair value. During negotiations with EXXI and to arrive at an agreed-upon amount, we commissioned an independent third-party study whereby the cost of decommissioning GIGS' offshore pipelines were estimated as though they were decommissioned in place for Federal Waters and as though they were removed in State Waters. In accordance with State and Federal requirements, the pipelines are pigged, flushed with ends cut, plugged and buried. Onshore estimates include complete removal of the facility. The piping and tanks are cleaned of hydrocarbons. All surface piping, tanks, equipment, concrete and gravel are dismantled and removed to three feet below the ground surface. Concrete and gravel are removed and the site is graded to a smooth contour. The liability will be adjusted annually for ARO accretion expense and periodically for changes in the amount or timing of the estimated future cash flows. Future expected cash flows will be based on subjective estimates and assumptions, which inherently include significant uncertainties which are beyond our control. These assumptions represent Level 3 inputs, as further discussed in Note 2.
In periods subsequent to the initial measurement of an ARO, we recognize period-to-period changes in the liability resulting from either (a) the passage of time or (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Consequently, the ARO has been accreted for the passage of time. For the years ended December 31, 2015, 2014 and 2013, $339 thousand, $0 and $0 of accretion expense was recorded, respectively.
Our tenant, EXXI Tenant, has an ARO related to the platform which is currently attached to the GIGS pipelines. If in the future, EXXI is unable to fulfill their obligation, we may be required to assume the liability for the related asset removal costs.
The following table is a reconciliation of the asset retirement obligation as of December 31, 2015:

Asset Retirement Obligation
	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Beginning asset retirement obligation	$—	$—	$—
Liabilities assumed	12,500,000	—	—
Expenditures	—	—	—
ARO accretion expense	339,042	—	—
Ending asset retirement obligation	$12,839,042	$—	$—
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company's hedged derivative asset measured at fair value on a recurring basis as well as their classification on the Consolidated Balance Sheets as of December 31, 2015, and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. Hedges that are valued as receivable by the Company are considered Asset Derivatives and those that are valued as payable by the Company are considered Liability Derivatives.

	Balance Sheet Classification	Fair Value Hierarchy
Balance Sheet Line Item		Level 1	Level 2	Level 3
		December 31, 2015
Hedged derivative liability	Liability	$—	$98,259	$—

		December 31, 2014
Hedged derivative receivable	Asset	$—	$351,807	$—
Level 1 - quoted prices in active markets for identical investments
Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)
Level 3 - significant unobservable inputs (including the Company's own assumptions in determining the fair value of investments)
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash payments principally related to the Company's borrowings.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company elected to designate its interest rate swaps as cash flow hedges in April 2013 and such derivatives are being used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2015, and December 31, 2014, there was a loss due to ineffectiveness of approximately $1 thousand recorded in earnings. For the year ended December 31, 2013, there was a gain due to ineffectiveness of approximately $6 thousand recorded in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $22 thousand will be reclassified as an increase to interest expense.
As of December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Outstanding Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding			Floating Rate Received	Fixed Rate Paid
			Effective Date	Termination Date
Interest Rate Swap	2	$52,500,000	February 5, 2013	December 5, 2017	1-month US Dollar LIBOR	0.865%
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to net losses of approximately $0, $0 and $75 thousand for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	For the Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2015	2014	2013
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(611,879)	$(705,826)	$741,344
Amount of Gain (Loss) Reclassified from AOCI on Derivatives (Effective Portion) Recognized in Net Income[1]	(287,999)	(305,945)	(217,821)
Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Amounts Excluded from Effectiveness Testing)[1]	(1,284)	(897)	5,969

Derivatives Not Designated as Hedging Instruments
Amount of Gain (Loss) Recognized in Income on Derivative[2]	$—	$—	$(75,200)

(1) Included in "Interest Expense" on the face of the Consolidated Statements of Income and Comprehensive Income.
(2) The gain or (loss) recognized in income on derivatives includes changes in fair value of the derivatives as well as the periodic cash settlements and interest accruals for derivatives not designated as hedging instruments.

Tabular Disclosure of Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2015, and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheets. There were no offsetting derivative liabilities as of December 31, 2015, and December 31, 2014.

Offsetting Derivatives
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheet

				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting Derivative Assets as of December 31, 2015	$98,259	$—	$98,259	$—	$—	$98,259

Offsetting Derivative Assets as of December 31, 2014	$351,807	$—	$351,807	$—	$—	$351,807

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Credit-Risk Related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2015, the Company did not have any derivatives that were in a net liability position. Therefore, the credit risk-related contingent features discussed above would not apply as of December 31, 2015.
18. STOCKHOLDER'S EQUITY
REDEEMABLE PREFERRED STOCK
The Company's authorized preferred stock consists of 10 million shares having a par value of $0.001 per share. On January 27, 2015, the Company sold, in an underwritten public offering, 2,250,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred"). Pursuant to this offering, the Company issued 22,500 whole shares of Series A Preferred and received net cash proceeds of approximately $54.2 million. The depositary shares pay an annual dividend of $1.84375 per share, equivalent to 7.375 percent of the $25.00 liquidation preference. The depositary shares may be redeemed on or after January 27, 2020, at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The depositary shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company except in connection with certain changes of control. Holders of the depositary shares generally have no voting rights, except for limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not consecutive) and in certain other circumstances. The depositary shares representing the Series A Preferred trade on the NYSE under the ticker “CORRPrA." The aggregate par value of the preferred shares at December 31, 2015, is $23. See Note 22, Subsequent Events, for further information regarding the declaration of a dividend on the 7.375% Series A Cumulative Redeemable Preferred Stock.
COMMON STOCK
As of December 31, 2015, the Company had 11,939,697 of common shares issued and outstanding. Effective December 1, 2015, the Company completed a one-for-five reverse common stock split. As a result, every five issued and outstanding shares of common stock of the Company converted into one share of common stock. The par value of each share of common stock and the number of authorized shares remained unchanged. On December 31, 2015, the Company's board of director's authorized a share repurchase program for the Company to buy up to $10.0 million of its common stock. The Company plans to repurchase shares from time to time through open market transactions, including through block purchases, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases are to be determined by senior management, depending on market prices and other conditions. We are not obligated to repurchase any shares of stock under the program and may terminate the program at any time. See Note 22, Subsequent Events, for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On January 23, 2015, we had a shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities, with an aggregate offering price of up to $300.0 million. The following summarizes transactions that have occurred through December 31, 2015, under the January 23, 2015, shelf:

•	DRIP Shares - As of December 31, 2015, we have issued 28,510 shares of common stock under the Company’s dividend reinvestment plan that reduced availability by approximately $818 thousand.

•	June 2015 - In connection with the purchase of the GIGS we completed a follow-on offering of 2,587,500 shares of common stock that reduced availability by $77.6 million.

•	June 2015 - In connection with the purchase of the GIGS we issued convertible senior notes that reduced availability by $115.0 million. See Note 15, Convertible Debt, for additional information.
As of December 31, 2015, the remaining availability under our January 2015 shelf registration statement was approximately $106.6 million of maximum aggregate offering price of securities. See Note 22, Subsequent Events, for further information regarding the $600 million shelf registration statement that was declared effective by the SEC on February 18, 2016.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

19. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the year ended December 31, 2015 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes, because to do so would be antidilutive.

Earnings Per Share
	For the Years Ended December 31,
	2015	2014	2013
Net income attributable to CorEnergy stockholders	$12,319,911	$7,013,856	$4,502,339
Less: preferred dividend requirements	3,848,828	—	—
Net income attributable to common stockholders	$8,471,083	$7,013,856	$4,502,339
Weighted average shares - basic	10,685,892	6,605,715	4,829,879
Basic earnings per share	$0.79	$1.06	$0.93

Net income attributable to common stockholders (from above)	$8,471,083	$7,013,856	$4,502,339
Add: After tax effect of convertible interest	—	—	—
Income attributable for dilutive securities	$8,471,083	$7,013,856	$4,502,339
Weighted average shares - diluted	10,685,892	6,605,715	4,829,879
Diluted earnings per share	$0.79	$1.06	$0.93
20. WARRANTS
The Company issued 945,594 warrants (representing the right to purchase one share of the Company’s common stock for $11.41 per common share on a pre-Reverse Stock Split basis) on February 7, 2007, all of which expired unexercised on February 6, 2014, and are no longer outstanding as of December 31, 2015.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

21. QUARTERLY FINANCIAL DATA (Unaudited)

	For the Fiscal 2015 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$7,336,101	$6,799,879	$16,966,056	$16,984,036
Sales revenue	2,341,655	1,665,908	1,434,694	1,717,787
Financing revenue	660,392	668,904	182,604	185,650
Transportation revenue	3,649,735	3,546,979	3,557,096	3,591,459
Total Revenue	13,987,883	12,681,670	22,140,450	22,478,932
Expenses
Cost of sales (excluding depreciation expense)	1,248,330	569,958	382,851	618,073
Depreciation, amortization and ARO accretion expense	4,048,832	3,495,986	5,836,665	5,385,068
Provision for loan losses	—	—	7,951,137	5,833,000
Transportation, maintenance and general and administrative	991,608	1,076,352	856,050	935,775
Operating expenses	206,360	195,673	264,812	83,095
General and administrative	2,568,519	1,905,329	2,837,762	2,434,094
Total Expenses	9,063,649	7,243,298	18,129,277	15,289,105
Income (Loss) from Operations, before income taxes	$4,924,234	$5,438,372	$4,011,173	$7,189,827
Other Income (Expense)
Net distributions and dividend income	$590,408	$193,410	$241,563	$245,374
Net realized and unrealized gain (loss) on other equity securities	449,798	43,385	(1,408,751)	(148,045)
Interest expense	(1,147,272)	(1,126,888)	(3,854,913)	(3,652,111)
Total Other Income (Expense)	(107,066)	(890,093)	(5,022,101)	(3,554,782)
Income (Loss) before income taxes	4,817,168	4,548,279	(1,010,928)	3,635,045
Taxes
Current tax expense	435,756	104,479	105,020	276,755
Deferred tax expense (benefit)	(115,391)	(153,342)	(1,953,973)	(646,857)
Income tax expense (benefit), net	320,365	(48,863)	(1,848,953)	(370,102)
Net Income	4,496,803	4,597,142	838,025	4,005,147
Less: Net Income attributable to non-controlling interest	410,175	412,004	410,806	384,221
Net Income attributable to CorEnergy Stockholders	$4,086,628	$4,185,138	$427,219	$3,620,926
Preferred dividend requirements	737,500	1,037,109	1,037,109	1,037,110
Net Income (Loss) attributable to Common Stockholders	$3,349,128	$3,148,029	$(609,890)	$2,583,816

Net Income	$4,496,803	$4,597,142	$838,025	$4,005,147
Other comprehensive income (loss):
Changes in fair value of qualifying hedges attributable to CorEnergy stockholders	(276,107)	18,202	(223,176)	218,576
Changes in fair value of qualifying hedges attributable to non-controlling interest	(64,555)	4,256	(52,180)	51,104
Net Change in Other Comprehensive Income (Loss)	$(340,662)	$22,458	$(275,356)	$269,680
Total Comprehensive Income	4,156,141	4,619,600	562,669	4,274,827
Less: Comprehensive income attributable to non-controlling interest	345,620	416,260	358,626	435,325
Comprehensive Income attributable to CorEnergy Stockholders	$3,810,521	$4,203,340	$204,043	$3,839,502
Earnings (Loss) Per Common Share:
Basic	$0.36	$0.33	$(0.05)	$0.22
Diluted	$0.36	$0.33	$(0.05)	$0.22

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Fiscal 2014 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$6,762,408	$7,065,677	$7,191,187	$7,204,493
Sales revenue	3,259,530	1,813,607	1,741,209	2,894,556
Financing revenue	25,619	139,728	413,482	498,984
Transportation revenue	—	—	—	1,298,093
Total Revenue	10,047,557	9,019,012	9,345,878	11,896,126
Expenses
Cost of sales (excluding depreciation expense)	2,707,358	1,384,998	1,284,711	1,914,901
Depreciation, amortization and ARO accretion expense	3,146,978	3,220,253	3,252,604	3,575,420
Provision for loan losses	—	—	—	—
Transportation, maintenance and general and administrative	—	—	—	458,872
Operating expenses	222,741	213,533	210,009	194,627
General and administrative	1,432,955	1,334,960	1,841,493	3,263,345
Total Expenses	7,510,032	6,153,744	6,588,817	9,407,165
Operating Income	$2,537,525	$2,865,268	$2,757,061	$2,488,961
Other Income (Expense)
Net distributions and dividend income	$5,056	$5,988	$1,688,830	$136,909
Net realized and unrealized gain (loss) on other equity securities	1,294,182	2,084,026	(865,470)	(2,978,764)
Interest expense	(826,976)	(819,360)	(977,635)	(1,051,151)
Total Other Income (Expense)	472,262	1,270,654	(154,275)	(3,893,006)
Income (Loss) before income taxes	3,009,787	4,135,922	2,602,786	(1,404,045)
Taxes
Current tax expense	854,075	—	486,054	2,503,808
Deferred tax expense (benefit)	(340,562)	742,879	(161,171)	(4,310,646)
Income tax expense (benefit), net	513,513	742,879	324,883	(1,806,838)
Net Income	2,496,274	3,393,043	2,277,903	402,793
Less: Net Income attributable to non-controlling interest	391,114	387,135	389,485	388,423
Net Income attributable to CorEnergy Stockholders	$2,105,160	$3,005,908	$1,888,418	$14,370
Preferred dividend requirements	—	—	—	—
Net Income (Loss) attributable to Common Stockholders	$2,105,160	$3,005,908	$1,888,418	$14,370

Net Income	$2,496,274	$3,393,043	$2,277,903	$402,793
Other comprehensive income (loss):
Changes in fair value of qualifying hedges attributable to CorEnergy stockholders	(70,620)	(270,838)	214,602	(197,245)
Changes in fair value of qualifying hedges attributable to non-controlling interest	(16,511)	(63,324)	50,175	(46,120)
Net Change in Other Comprehensive Income (Loss)	$(87,131)	$(334,162)	$264,777	$(243,365)
Total Comprehensive Income	2,409,143	3,058,881	2,542,680	159,428
Less: Comprehensive income attributable to non-controlling interest	374,603	323,811	439,660	342,303
Comprehensive Income attributable to CorEnergy Stockholders	$2,034,540	$2,735,070	$2,103,020	$(182,875)
Earnings (Loss) Per Common Share:
Basic	$0.35	$0.48	$0.30	$0.00
Diluted	$0.35	$0.48	$0.30	$0.00

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

22. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On January 26, 2016, our Board of Directors declared the 2015 fourth quarter dividend of $0.750 per share for CorEnergy common stock. The dividend was paid on February 29, 2016, to shareholders of record on February 12, 2016.
Preferred Stock Dividend Declaration
On January 26, 2016, our Board of Directors also declared a cash dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending December 31, 2015. The preferred stock dividend was paid on February 29, 2016 to shareholders of record on February 12, 2016.
Shelf Registration Statement
On February 18, 2016 we had a new shelf registration statement, with an aggregate offering price of up to $600 million, declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of (i) common stock, (ii) preferred stock, (iii) fractional interests in shares of our preferred stock represented by depositary shares, (iv) senior and/or subordinated debt securities, (v) subscription rights to purchase shares of our common stock, preferred stock (or depositary shares representing a fractional interest therein) and/or debt securities, (vi) warrants representing rights to purchase shares of our common stock, preferred stock (or depositary shares representing a fractional interest therein) and/or debt securities, or (vii) units consisting of a combination of any of the foregoing. We refer to the foregoing collectively as our securities. We may offer our securities in one or more offerings and in one or more classes or series, separately or together.
Omega Department of Defense contract
On January 28, 2016, Omega was awarded a new 10 year contract with the Department of Defense, to provide natural gas and gas distribution assets to Fort Leonard Wood through Omega’s approximately 70 mile (unaudited) pipeline distribution system on the military base.
Black Bison Foreclosure
Effective February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of Black Bison Water Services, LLC, the borrower of the Black Bison financing notes receivable.
Pinedale Facility
CorEnergy has obtained a Consent from its lenders under the Regions Credit Facility, which will permit the Company to utilize the revolving credit facility to refinance the Pinedale LP secured term credit facility. CorEnergy, along with Prudential, expect to refinance their pro rata shares of the Pinedale LP secured term credit facility prior to March 30, 2016.
SWD Enterprises Covenant Breach
Due to reduced drilling activity in SWD Enterprises' area of operations, they have breached certain covenants. The Company is in discussions with SWD Enterprises related to resolution of the breach.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CorEnergy Infrastructure Trust, Inc.

CONDENSED BALANCE SHEETS	December 31, 2015	December 31, 2014
Assets
Leased property, net of accumulated depreciation of $559,078 and $374,699	$4,234,578	$4,418,957
Leased property held for sale, net of accumulated depreciation of $0 and $5,878,933	—	8,247,916
Investments	458,088,998	219,883,494
Cash and cash equivalents	10,089,436	3,599,935
Due from subsidiary	8,317,719	12,236,050
Note receivable from subsidiary	92,730,000	95,300,000
Intangible lease asset, net of accumulated amortization of $0 and $1,021,784	—	72,987
Deferred debt issuance costs, net of accumulated amortization of $674,658 and $69,772	2,450,323	1,645,887
Deferred lease costs, net of accumulated amortization of $16,123 and $10,808	63,653	68,968
Income tax receivable	4,394	319,122
Prepaid expenses and other assets	116,475	147,114
Total Assets	$576,095,576	$345,940,430
Liabilities and Equity
Current Maturities of Long-Term Debt	3,600,000	—
Accounts payable and other accrued liabilities	1,300,792	1,339,739
Management fees payable	1,763,747	1,164,399
Due to affiliate	153,640	274,715
Line of credit	—	32,000,000
Unearned revenue	—	711,230
Long-Term Debt	151,243,153
Total Liabilities	$158,061,332	$35,490,083
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 and 0 issued and outstanding as of December 31, 2015, and December 31, 2014	$56,250,000	$—
Capital stock, non-convertible, $0.001 par value; 11,939,697 and 9,321,010 shares issued and outstanding at December 31, 2015, and December 31, 2014 (100,000,000 shares authorized)	11,940	46,605
Additional paid-in capital	361,581,507	309,950,440
Accumulated retained earnings	—	—
Accumulated other comprehensive income	190,797	453,302
Total Equity	418,034,244	310,450,347
Total Liabilities and Equity	$576,095,576	$345,940,430
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	For the Years Ended December 31,
	2015	2014	2013
Revenue
Lease revenue	$638,243	$2,552,976	$2,552,976
Earnings (loss) from subsidiary	10,894,003	6,730,060	5,720,413
Total Revenue	11,532,246	9,283,036	8,273,389
Expenses
Depreciation expense	754,050	2,463,062	2,463,052
Amortization expense	5,316	5,318	5,320
General and administrative	1,426,598	1,061,421	1,509,297
Total Expenses	2,185,964	3,529,801	3,977,669
Operating Income (Loss)	$9,346,282	$5,753,235	$4,295,720
Other Income (Expense)
Net distributions and dividend income	$13,542	$13,117	$6,681
Net realized and unrealized gain (loss) on trading securities	—	—	—
Net realized and unrealized gain (loss) on other equity securities	—	—	—
Interest on loans to subsidiaries	9,294,537	1,100,349	752,305
Interest income (expense)	(6,334,450)	147,155	(49,214)
Total Other Income (Expense)	2,973,629	1,260,621	709,772
Income (Loss) before income taxes	12,319,911	7,013,856	5,005,492
Taxes
Current tax expense (benefit)	—	—	(540,111)
Deferred tax expense (benefit)	—	—	1,043,264
Income tax expense (benefit), net	—	—	503,153
Net Income (Loss)	12,319,911	7,013,856	4,502,339

Other comprehensive income:
Changes in fair value of qualifying hedges	(262,505)	(324,101)	777,403
Total Comprehensive Income	$12,057,406	$6,689,755	$5,279,742
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF CASH FLOW	For the Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$18,060,382	$(2,047,777)	$(8,040,654)
Investing Activities
Proceeds from sale of leased property held for sale	7,678,246	—	—
Issuance of note to subsidiary	—	(90,000,000)	—
Principal payments received from notes to subsidiaries	2,570,000	—	—
Investment in consolidated subsidiaries	(261,597,946)	(96,570,263)	(1,651,956)
Cash distributions from consolidated subsidiaries	23,392,442	18,559,328	19,337,911
Net cash provided by (used in) investing activities	$(227,957,258)	$(168,010,935)	$17,685,955
Financing Activities
Debt financing costs	(1,439,929)	(1,600,908)	(30,002)
Net offering proceeds on Series A preferred stock	54,210,476	—	—
Net offering proceeds on common stock	73,184,679	141,797,913	(523,094)
Net offering proceeds on convertible debt	111,262,500	—	—
Dividends paid on Series A preferred stock	(3,503,125)	—	—
Dividends paid on common stock	(28,528,224)	(15,187,976)	(8,946,941)
Advances on revolving line of credit	42,000,000	32,000,000	—
Payments on revolving line of credit	(74,000,000)	—	—
Proceeds from term debt	45,000,000	—	—
Principal payments on term debt	(1,800,000)	—	—
Net cash provided by (used in) financing activities	$216,386,377	$157,009,029	$(9,500,037)
Net Change in Cash and Cash Equivalents	$6,489,501	$(13,049,683)	$145,264
Cash and Cash Equivalents at beginning of period	3,599,935	16,649,618	16,504,354
Cash and Cash Equivalents at end of period	$10,089,436	$3,599,935	$16,649,618

Supplemental Disclosure of Cash Flow Information
Income taxes paid (net of refunds)	$314,728	$192,938	$3,761,161
Non-Cash Investing Activities
Change in accounts payable and accrued expenses related to acquisition expenditures	$—	$(344,065)	$(1,407,724)
Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of equity	$(72,685)	$72,685	$(523,094)
Change in accounts payable and accrued expenses related to debt financing costs	$(30,607)	$(176,961)	$220,000
Reinvestment of distributions by common stockholders in additional common shares	$817,915	$140,108	$108,119
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NOTES TO SCHEDULE I CONDENSED FINANCIAL STATEMENTS
NOTE A - BASIS OF PRESENTATION
In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.
NOTE B - DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to CorEnergy Infrastructure Trust, Inc. from the Company's consolidated subsidiaries were $23.4 million, $18.6 million, and $19.3 million for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CorEnergy Infrastructure Trust, Inc.

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period 12/31/15
Description	Location	Date Acquired	Land	Building & Fixtures	Improvements	Land	Building & Fixtures	Total	Accumulated Depreciation	Investment in Real Estate, net, at 12/31/15	Encumbrances
Pinedale LGS[1]	Pinedale, WY	2012	$105,485,063	$125,119,062	—	$105,485,063	$125,119,062	$230,604,125	$26,893,218	$203,710,907	$62,532,000
Portland Terminal Facility[2]	Portland, OR	2014	13,700,000	27,961,956	10,000,000	13,700,000	37,961,956	51,661,956	2,625,606	49,036,350	7,141,946	[5]
UPS	St. Louis, MO	2014	210,000	1,188,000	—	210,000	1,188,000	1,398,000	32,670	1,365,330	193,265	[5]
Grand Isle Gathering System 3 4	Gulf of Mexico	2015	960,000	258,471,397	—	960,000	258,471,397	259,431,397	4,317,769	255,113,628	35,864,789	[5]
			$120,355,063	$412,740,415	$10,000,000	$120,355,063	$422,740,415	$543,095,478	$33,869,263	$509,226,215	$105,732,000
(1) In connection with the asset acquisition, CorEnergy and Pinedale LP incurred acquisition costs of $2,557,910, which are included in the total asset balance.
(2) In connection with the asset acquisition, LCP Oregon Holdings incurred acquisition costs of $1,777,956, which are included in the total asset balance.
(3) In connection with the asset acquisition, Grand Isle Gathering System incurred acquisition costs of $1,931,396, which are included in the total asset balance.
(4) Included in the Building and Fixtures amount is $12,500,000 and included in Accumulated Depreciation is $202,536 relating to the Asset Retirement Obligation, which was included as non-cash consideration in the purchase of the asset.

(5) These 3 properties are covered by the Regions Credit Facility. The amount outstanding at that facility at December 31, 2015, is $43,200,000, which has been allocated out pro rata among these properties based on total gross amount carried at the close of December 31, 2015.

NOTES TO SCHEDULE III - CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
Reconciliation of Real Estate and Accumulated Depreciation

	For the Years Ended December 31,
	2015	2014	2013
Investment in real estate:
Balance, beginning of year	$293,823,903	$244,975,206	$244,686,333
Addition: Acquisitions and developments	263,398,424	48,848,697	288,873
Deduction: Dispositions and other	(14,126,849)	—	—
Balance, end of year	$543,095,478	$293,823,903	$244,975,206
Accumulated depreciation:
Balance, beginning of year	$25,295,958	$12,754,588	$1,607,624
Addition: Depreciation	15,021,908	12,541,370	11,146,964
Deduction: Dispositions and other	(6,448,603)	—	—
Balance, end of year	$33,869,263	$25,295,958	$12,754,588
The aggregate cost of the properties is approximately $9,646,148 lower for federal income tax purposes at December 31, 2015. The tax basis of the properties is unaudited.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE - CorEnergy Infrastructure Trust, Inc.

Description	Interest Rate		Final Maturity	Monthly Payment Amount (2)	Prior Liens	Face Value	Carrying Amount of Mortgage		Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgages
Campbell County - Wyoming (Reed, Gillette, Lemay)	12.00%	(1)	3/31/2024	$—	None	$12,000,000	$1,857,000	(3)	$12,000,000
Billings, Dunn, and McKenzie Counties, North Dakota (Morlock Well)	12.00%		12/31/2024	$40,000	None	4,000,000	3,993,376		—
Second Mortgages
Campbell County - Wyoming (Reed, Gillette, Lemay)	12.00%	(1)	3/31/2024	$—	None	3,300,000	—	(3)	3,300,000
Billings, Dunn, and McKenzie Counties, North Dakota (Morlock Well)	13.00%		12/31/2024	$10,833	None	1,000,000	1,026,645		—
						$20,300,000	$6,877,021		$15,300,000
(1) Interest rate increases by 2% of the previous year's rate.
(2) Equal monthly installments comprised of interest.
(3) Due to decreased economic activity, a provision for loan loss was recorded for these loans. See Note 6 for further information.

NOTES TO SCHEDULE IV - CONSOLIDATED MORTGAGE LOANS ON REAL ESTATE
Reconciliation of Mortgage Loans on Real Estate

	For the Years Ended December 31,
	2015	2014	2013
Beginning balance	$20,435,170	$—	$—
Additions:
New loans	—	20,300,000	—
Net deferred costs	(8,211)	(86,508)	—
Interest receivable	302,395	220,349	—
Total Additions	$294,184	$20,433,841	$—

Deductions:
Principal repayments	$100,000	$—	$—
Amortization of deferred costs	(6,804)	1,329	—
Principal, Interest and Deferred Costs Write Down [1]	$13,759,137	$—	$—
Total deductions	$13,852,333	$1,329	$—

Ending balance	$6,877,021	$20,435,170	$—

(1) This amount relates to the amounts written down relating to the Mortgage Loans. The amount of provision for loan loss on the Income Statement has an extra $25,000 that relates to a write down of a prepaid asset relating to Black Bison

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CORENERGY INFRASTRUCTURE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.
(Registrant)

By:	/s/ Rebecca M. Sandring
Rebecca M. Sandring
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer and Principal Financial Officer)

March 14, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard C. Green	Executive Chairman of the Board	March 14, 2016
Richard C. Green

/s/ David J. Schulte	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
David J. Schulte

/s/ Rebecca M. Sandring	Chief Accounting Officer (Principal Accounting and Principal Financial Officer), Treasurer and Secretary	March 14, 2016
Rebecca M. Sandring

/s/ Barrett Brady	Director	March 14, 2016
Barrett Brady

/s/ Conrad S. Ciccotello	Director	March 14, 2016
Conrad S. Ciccotello

/s/ Charles E. Heath	Director	March 14, 2016
Charles E. Heath

/s/ Catherine A. Lewis	Director	March 14, 2016
Catherine A. Lewis