Form 10-Q
period 2016-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2016-05-10
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐    No  ☒
As of April 30, 2016, the registrant had 11,929,869 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016
TABLE OF CONTENTS
____________________________________________________________________________________________

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the Annual Report on Form 10-K, for the year ended December 31, 2015.

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2015.

Table of Contents	Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS
Certain of the defined terms used in this report are set forth below:
Accretion Expense: the expense recognized when adjusting the present value of the GIGS ARO for the passage of time
Administrative Agreement: the Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor
Arc Logistics: Arc Logistics Partners LP (NYSE: ARCX)
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
Corridor: Corridor InfraTrust Management, LLC, the Company's external manager pursuant to the Management Agreement
Corridor Bison: Corridor Bison, LLC a wholly-owned subsidiary of CorEnergy
Corridor MoGas: Corridor MoGas, Inc., a wholly-owned subsidiary of CorEnergy and the holding company of MoGas and UPS
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned subsidiary of CorEnergy
CPI: Consumer Price Index
EIP: the Eastern Interconnect Project, which includes 216 miles of 345 kilovolts transmission lines, towers, easement rights, converters and other grid support components that move electricity across New Mexico between Albuquerque and Clovis
Exchange Act: the Securities Exchange Act of 1934, as amended
EXXI: Energy XXI Ltd (OTC Pink: EXXIQ)
EXXI Tenant: Energy XXI GIGS Services, LLC, a wholly-owned operating subsidiary of EXXI that is the tenant under Grand Isle Corridor's triple-net lease of the Grand Isle Gathering System
FASB: Financial Accounting Standards Board
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
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets are triple-net leased to EXXI Tenant

Table of Contents	Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS (Continued from previous page)
Indenture: collectively, that certain Base Indenture, dated June 29, 2015, as supplemented by the related First Supplemental Indenture, dated as of June 29, 2015, between the Company and Computershare Trust Company, N.A., as Trustee for the Convertible Notes
Leeds Path West: Corridor Leads Path West, Inc., a wholly-owned subsidiary of CorEnergy
Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC
Management Agreement: the Management Agreement effective July 1, 2013, as amended effective January 1, 2014, between the Company and Corridor
New Management Agreement: the Management Agreement effective May 1, 2015, between the Company and Corridor
MMBTu: Million British Thermal Units, a measurement of natural gas
MoGas: MoGas Pipeline LLC, an indirect wholly-owned subsidiary of CorEnergy
MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, owned and operated by MoGas
MoGas Revolver: a $3 million revolving line of credit facility at the MoGas subsidiary level with Regions Bank
Mowood: Mowood, LLC, an indirect wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC
NAREIT: National Association of Real Estate Investment Trusts
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC
Omega Pipeline: Omega's natural gas distribution system in south central Missouri
Pinedale Credit Facility: a $70 million secured term credit facility, with the Company and Prudential as current lenders, used by Pinedale Corridor, LP to finance a portion of the acquisition of the Pinedale LGS. See Note 12, Credit Facilities, for a more indepth discussion of this agreement.
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
Prudential: The Prudential Insurance Company of America
QDI: qualified dividend income
Regions Revolver: the Company’s $90 million revolving line of credit facility with Regions Bank

Table of Contents	Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS (Continued from previous page)
Regions Credit Facility: the Company's $45 million Term Loan, together with the upsized $105 million Regions Revolver and the $3 million MoGas Revolver with Regions Bank
Regions Term Loan: the Company's $45 million term loan with Regions Bank that is part of the Regions Credit Facility
REIT: real estate investment trust
SEC: Securities and Exchange Commission
SWD: SWD Enterprises, LLC, a wholly-owned subsidiary of Four Wood Energy Partners, LLC
TRS: taxable REIT subsidiary
Ultra Petroleum: Ultra Petroleum Corp. (OTC Pink: UPLMQ)
Ultra Wyoming: Ultra Wyoming LGS LLC, an indirect wholly-owned subsidiary of Ultra Petroleum
UPS: United Property Systems, LLC, an indirect wholly-owned subsidiary of CorEnergy
VIE: Variable Interest Entity
VantaCore: VantaCore Partners LP
WTI: West Texas Intermediate, grade of crude oil used for benchmarking price

Table of Contents	Glossary of Defined Terms

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Quarterly Report on Form 10-Q may be deemed “forward-looking statements” within the meaning of the federal securities laws. In many cases, these forward-looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” or similar expressions.
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
the ability of our tenants and borrowers to make payments under their respective leases and mortgage loans, our reliance on certain major tenants under single tenant leases and our ability to re-lease properties;

•
changes in economic and business conditions in the energy infrastructure sector where our investments are concentrated, including the financial condition of our tenants or borrowers and general economic conditions in the particular sectors of the energy industry served by each of our infrastructure assets;

•
the inherent risks associated with owning real estate, including real estate market conditions, governing laws and regulations, including potential liabilities related to environmental matters, and the relative illiquidity of real estate investments;

•	risks associated with the bankruptcy or default of any of our tenants or borrowers;

•
the impact of laws and governmental regulations applicable to certain of our infrastructure assets, including additional costs imposed on our business or other adverse impacts as a result of any unfavorable changes in such laws or regulations;

•	the loss of any member of our management team;

•	our continued ability to access the debt and equity markets;

•	our ability to successfully implement our selective acquisition strategy;

•	our ability to obtain suitable tenants for our properties;

•	our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;

•	changes in interest rates under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;

•	our ability to comply with certain debt covenants;

•	dependence by us and our tenants on key customers for significant revenues, and the risk of defaults by any such tenants or customers;

•	our or our tenants' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	the continued availability of third party pipelines, railroads or other facilities interconnected with certain of our infrastructure assets;

•	risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by extreme weather patterns and other natural phenomena;

•	our ability to sell properties at an attractive price;

•	market conditions and related price volatility affecting our debt and equity securities;

•	competitive and regulatory pressures on the revenues of our interstate natural gas transmission business;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences;

•	declines in the market value of our investment securities;

•
our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•
changes in federal income tax regulations (and applicable interpretations thereof), or in the composition or performance of our assets, that could impact our ability to continue to qualify as a real estate investment trust for federal income tax purposes;

Table of Contents	Glossary of Defined Terms

•
risks related to potential terrorist attacks, acts of cyber-terrorism, or similar disruptions that could disrupt access to our information technology systems or result in other significant damage to our business and properties, some of which may not be covered by insurance and all of which could adversely impact distributions to our stockholders.

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on March 14, 2016.

Table of Contents	Glossary of Defined Terms

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
Assets
Leased property, net of accumulated depreciation of $38,124,111 and $33,869,263	$504,971,367	$509,226,215
Assets held for sale, less costs to sell	1,839,007	—
Property and equipment, net of accumulated depreciation of $6,840,717 and $5,948,988	118,971,300	119,629,978
Financing notes and related accrued interest receivable, net of reserve of $4,100,000 and $13,784,137	1,500,000	7,675,626
Other equity securities, at fair value	6,837,442	8,393,683
Cash and cash equivalents	12,849,652	14,618,740
Accounts and other receivables	13,714,978	10,431,240
Deferred costs, net of accumulated amortization of $1,435,213 and $2,717,609	3,957,987	4,187,271
Prepaid expenses and other assets	825,369	491,024
Deferred tax asset	2,184,371	1,606,976
Goodwill	1,718,868	1,718,868
Total Assets	$669,370,341	$677,979,621
Liabilities and Equity
Current maturities of long-term debt	$3,600,000	$66,132,000
Current maturities of long-term debt - related party	668,556	—
Long-term debt, net of deferred debt costs	150,052,573	150,732,752
Long-term debt - related party	10,417,194	—
Asset retirement obligation	13,023,124	12,839,042
Accounts payable and other accrued liabilities	4,673,640	2,317,774
Management fees payable	1,894,112	1,763,747
Liabilities held for sale	439,007	—
Line of credit	44,000,000	—
Unearned revenue	2,761,202	—
Total Liabilities	$231,529,408	$233,785,315
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding as of March 31, 2016, and December 31, 2015	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,951,757 and 11,939,697 shares issued and outstanding at March 31, 2016, and December 31, 2015 (100,000,000 shares authorized)	11,952	11,940
Additional paid-in capital	355,140,047	361,581,507
Accumulated other comprehensive income	(20,279)	190,797
Total CorEnergy Equity	411,381,720	418,034,244
Non-controlling Interest	26,459,213	26,160,062
Total Equity	437,840,933	444,194,306
Total Liabilities and Equity	$669,370,341	$677,979,621
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Revenue
Lease revenue	$16,996,072	$7,336,101
Transportation and distribution revenue	5,099,451	3,649,735
Financing revenue	162,344	660,392
Sales revenue	—	2,341,655
Total Revenue	22,257,867	13,987,883
Expenses
Transportation and distribution expenses	1,362,325	1,197,968
Cost of Sales	—	1,248,330
General and administrative	3,289,852	2,568,519
Depreciation, amortization and accretion expense	5,296,818	4,048,832
Provision for loan losses	4,645,188	—
Total Expenses	14,594,183	9,063,649
Operating Income	$7,663,684	$4,924,234
Other Income (Expense)
Net distributions and dividend income	$375,573	$590,408
Net realized and unrealized gain (loss) on other equity securities	(1,628,752)	449,798
Interest expense	(3,926,009)	(1,147,272)
Total Other Income (Expense)	(5,179,188)	(107,066)
Income before income taxes	2,484,496	4,817,168
Taxes
Current tax expense	(677,731)	435,756
Deferred tax expense (benefit)	(577,395)	(115,391)
Income tax expense (benefit), net	(1,255,126)	320,365
Net Income	3,739,622	4,496,803
Less: Net Income attributable to non-controlling interest	348,501	410,175
Net Income attributable to CorEnergy Stockholders	$3,391,121	$4,086,628
Preferred dividend requirements	1,037,109	737,500
Net Income attributable to Common Stockholders	$2,354,012	$3,349,128

Net Income	$3,739,622	$4,496,803
Other comprehensive income (loss):
Changes in fair value of qualifying hedges attributable to CorEnergy stockholders	(211,076)	(276,107)
Changes in fair value of qualifying hedges attributable to non-controlling interest	(49,350)	(64,555)
Net Change in Other Comprehensive Income (Loss)	$(260,426)	$(340,662)
Total Comprehensive Income	3,479,196	4,156,141
Less: Comprehensive income attributable to non-controlling interest	299,151	345,620
Comprehensive Income attributable to CorEnergy Stockholders	$3,180,045	$3,810,521
Earnings Per Common Share:
Basic	$0.20	$0.36
Diluted	$0.20	$0.36
Weighted Average Shares of Common Stock Outstanding:
Basic	11,943,938	9,322,652
Diluted	11,943,938	9,322,652
Dividends declared per share	$0.750	$0.650
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31, 2014	9,321,010	$9,321	$—	$309,987,724	$453,302	$—	$27,090,695	$337,541,042
Net income	—	—	—	—	—	12,319,911	1,617,206	13,937,117
Net change in cash flow hedges	—	—	—	—	(262,505)	—	(61,375)	(323,880)
Total comprehensive income	—	—	—	—	(262,505)	12,319,911	1,555,831	13,613,237
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	56,250,000	(2,039,524)	—	—	—	54,210,476
Net offering proceeds from issuance of common stock	2,587,500	2,587	—	73,254,777	—	—	—	73,257,364
Series A preferred stock dividends	—	—	—	—	—	(3,503,125)	—	(3,503,125)
Common stock dividends	—	—	—	(20,529,353)	—	(8,816,786)	—	(29,346,139)
Common stock issued under director's compensation plan	2,677	3	—	89,997	—	—	—	90,000
Distributions to Non-controlling interest	—	—	—	—	—	—	(2,486,464)	(2,486,464)
Reinvestment of dividends paid to common stockholders	28,510	29	—	817,886	—	—	—	817,915
Balance at December 31, 2015	11,939,697	$11,940	$56,250,000	$361,581,507	$190,797	$—	$26,160,062	$444,194,306
Net income	—	—	—	—	—	3,391,121	348,501	3,739,622
Net change in cash flow hedges	—	—	—	—	(211,076)	—	(49,350)	(260,426)
Total comprehensive income	—	—	—	—	(211,076)	3,391,121	299,151	3,479,196
Series A preferred stock dividends	—	—	—	—	—	(1,037,109)	—	(1,037,109)
Common stock dividends	—	—	—	(6,600,761)	—	(2,354,012)	—	(8,954,773)
Reinvestment of dividends paid to common stockholders	12,060	12	—	159,301	—	—	—	159,313
Balance at March 31, 2016 (Unaudited)	11,951,757	$11,952	$56,250,000	$355,140,047	$(20,279)	$—	$26,459,213	$437,840,933
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Operating Activities
Net Income	$3,739,622	$4,496,803
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(577,395)	(115,391)
Depreciation, amortization and ARO accretion	5,945,501	4,426,559
Provision for loan loss	4,645,188	—
Net distributions and dividend income, including recharacterization of income	(117,004)	(371,323)
Net realized and unrealized (gain) loss on other equity securities	1,628,751	(449,798)
Unrealized gain on derivative contract	(71,363)	(16,880)
Common stock issued under directors compensation plan	—	30,000
Changes in assets and liabilities:
Increase in accounts and other receivables	(3,240,409)	(352,029)
(Increase) decrease in financing note accrued interest receivable	95,114	(200,167)
Increase in prepaid expenses and other assets	(161,354)	(295,441)
Increase in management fee payable	130,365	61,756
Increase (decrease) in accounts payable and other accrued liabilities	1,935,402	(821,951)
Increase (decrease) in current income tax liability	—	480,637
Increase (decrease) in unearned revenue	2,761,202	(711,230)
Net cash provided by operating activities	$16,713,620	$6,161,545
Investing Activities
Acquisition expenditures	—	(2,041,642)
Purchases of property and equipment, net	(101,919)	(16,464)
Proceeds from asset foreclosure	223,451	—
Increase in financing notes receivable	(202,000)	(31,442)
Return of capital on distributions received	1,165	29,864
Net cash used by investing activities	$(79,303)	$(2,059,684)
Financing Activities
Debt financing costs	(224,586)	(53,705)
Net offering proceeds on Series A preferred stock	—	54,137,791
Dividends paid on Series A preferred stock	(1,037,109)	—
Dividends paid on common stock	(8,795,460)	(5,991,083)
Distributions to non-controlling interest	—	(680,748)
Advances on revolving line of credit	44,000,000	1,945,361
Payments on revolving line of credit	—	(33,521,055)
Principal payments on term debt	(900,000)	—
Principal payments on credit facility	(51,446,250)	(882,000)
Net cash (used) provided by financing activities	$(18,403,405)	$14,954,561
Net Change in Cash and Cash Equivalents	$(1,769,088)	$19,056,422
Cash and Cash Equivalents at beginning of period	14,618,740	7,578,164
Cash and Cash Equivalents at end of period	$12,849,652	$26,634,586
See accompanying Notes to Consolidated Financial Statements.

Supplemental information continued on next page.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc. (Continued from previous page)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,398,422	$943,101
Income taxes paid (net of refunds)	$10,683	$295,901

Non-Cash Operating Activities
Change in accounts payable and accrued expenses related to prepaid assets and other expense	$—	$19,096

Non-Cash Investing Activities
Change in accounts payable and accrued expenses related to acquisition expenditures	$—	$(13,597)
Change in accounts payable and accrued expenses related to issuance of financing and other notes receivable	$—	$(39,248)
Net change in Assets Held for Sale, Property and equipment, Prepaid expenses and other assets, Accounts payable and other accrued liabilities and Liabilities held for sale	$(1,776,549)	$—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of common equity	$—	$(72,685)
Change in accounts payable and accrued expenses related to debt financing costs	$—	$8,509
Reinvestment of distributions by common stockholders in additional common shares	$159,313	$68,154
See accompanying Notes to Consolidated Financial Statements

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
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
Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2015, filed with the SEC on March 14, 2016.
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

Table of Contents	Glossary of Defined Terms

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
C. Investment Securities – The Company’s investments in securities are classified as other equity securities and represent interests in private companies which the Company has elected to report at fair value under the fair value option.
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
D. Financing Notes Receivable - Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status, and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company does determine an allowance is necessary, the amount deemed uncollectable is expensed in the period of determination. An insignificant delay or shortfall in the

Table of Contents	Glossary of Defined Terms

amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the three months ended March 31, 2016 and 2015, the Company recorded $4.6 million and $0, respectively, in provision for loan losses. The Company's financing notes receivable are discussed more fully in Note 5.
E. Revenue Recognition – Specific recognition policies for the Company’s revenue items are as follows:

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

•
Transportation and distribution revenue – This represents revenue recognized related to natural gas transportation, distribution and supply. Transportation revenues are recognized on firm contracted capacity over the contract period regardless of whether the contracted capacity is used. For interruptible or volumetric based transportation, revenue is recognized when physical deliveries of natural gas are made at the delivery point agreed upon by both parties. Distribution revenue is recognized based on agreed upon contractual terms over each annual period during the terms of the contract. Beginning February 1, 2016, under a new contract with the Department of Defense ("DOD"), gas sales and cost of (gas) sales are presented on a net basis.

Omega is also paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system. Omega is responsible for the coordination, supervision and quality of the expansions while actual construction is generally performed by third party contractors. Revenues from expansion efforts are recognized using either a completed contract, percentage of completion or cost-plus method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues.

•
Sales revenue - Revenues related to natural gas and propane are recognized upon delivery of natural gas and propane. Omega, acting as a principal, provides natural gas and propane supply for its customers. Beginning February 1, 2016, under a new contract with the Department of Defense ("DOD"), Omega is no longer the primary obligor of product sales and as such net presentation has been determined to be appropriate, therefore gas sales and cost of (gas) sales are presented on a net basis. Prior to the new contract, Sales revenue represented amounts earned by Omega for gas and propane product sales to customers and the costs of the gas and propane were presented as cost of sales.

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

F. Transportation and distribution expense – Included here, for both MoGas and Omega, are the costs of operating and maintaining the natural gas distribution system, including any necessary expansion of the distribution system. These costs are incurred both internally and externally. The internal costs relate to system control, pipeline operations, maintenance, insurance and taxes. Other internal costs include payroll for employees associated with gas control, field employees, the office manager and the vice president of operations and finance. The external costs consist of professional services such as audit and accounting, legal and regulatory and engineering.
Historically, Omega's amounts paid for gas and propane delivered to customers were presented as cost of sales. Beginning February 1, 2016, under a new contract with the Department of Defense, amounts paid by Omega for gas and propane are netted against sales and are presented in the transportation and distribution revenue line. See paragraph (E) above.
G. Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and reported as a direct deduction to the carrying value of the related debt except for capitalized costs related to our revolving line of credit which are presented as an asset within Deferred costs, net of accumulated amortization. Amortization of these costs is reported as interest expense over the debt term. See Note 12 for further discussion.

Table of Contents	Glossary of Defined Terms

H. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

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

I. Federal and State Income Taxation – In 2013 we qualified, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.
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
The Company's other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the three months ended March 31, 2016, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
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
J. Recent Accounting Pronouncements – In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers - Deferral of the Effective Date." The amendments in this update defer the effective date of ASU No. 2014-09 "Revenue from Contracts with Customers", for all entities by one year. ASU No. 2014-09 adds to the FASB ASC by requiring entities to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. Additionally, in March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. As such, we will be required to adopt the standard in the first quarter of fiscal year 2018. Early adoption is not permitted before the first quarter of fiscal year 2017. ASC 606 may be adopted using either the "full retrospective" approach, in which the standard is applied to all of the periods presented, or a "modified retrospective" approach. The Company is currently evaluating which transition method to use and the potential future impact, if any, the standard will have on the Company's consolidated financial statements and related disclosures. However, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a

Table of Contents	Glossary of Defined Terms

substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
In April 2015, the FASB issued ASU No. 2015-03 "Interest-Imputation of Interest" to simplify presentation of debt issuance costs. The amendments in this update require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Then in June 2015, the FASB issued ASU No. 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify that ASU No. 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. As a result, an entity may present debt issuance costs related to line-of-credit arrangements as an asset instead of a direct deduction from the carrying amount of the debt. We adopted the accounting standards update as of January 1, 2016 with retrospective application to our December 31, 2015 Consolidated Balance Sheets. The effect of the adoption was to reclassify $510 thousand of debt issuance costs at December 31, 2015 from intangibles and deferred costs, net of accumulated amortization, to long-term debt.
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

In January 2016, the Company adopted ASU No. 2015-02 "Consolidation (Topic 810), Amendments to the Consolidation Analysis." Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. While adoption of this standard did not result in any changes to conclusions about consolidated or unconsolidated entities, the Company has determined that Pinedale LP now qualifies as a variable interest entity and therefore requires additional disclosures.
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

In March 2016, the FASB issued ASU 2016-05 "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." This ASU clarifies that a change in the counterparty of a derivative contract (i.e., a novation) in a hedge accounting relationship does not, in and of itself, require de-designation of the hedge accounting relationship. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is evaluating the impact of this ASU on its financial statements and disclosures.
3. LEASED PROPERTIES
Grand Isle Gathering System
Our subsidiary, Grand Isle Corridor, LP ("Grand Isle Corridor"), owns a sub-sea system of gathering, storage and pipeline facilities in the Gulf of Mexico (the "GIGS"), with associated real property rights in an on-shore terminal and saltwater disposal system in Louisiana.
The asset is being depreciated for book purposes over an estimated useful life of 30 years. The amount of depreciation recognized for the leased property for the three months ended March 31, 2016 and 2015, was $2.1 million and $0, respectively.
See Note 4 for further information regarding the Grand Isle Lease Agreement (as defined therein).
Pinedale LGS
Our subsidiary, Pinedale Corridor, LP ("Pinedale LP"), owns a system of gathering, storage, and pipeline facilities (the "Pinedale LGS"), with associated real property rights in the Pinedale Anticline in Wyoming.

Table of Contents	Glossary of Defined Terms

The asset is depreciated for book purposes over an estimated useful life of 26 years. The amount of depreciation recognized for the leased property for the three months ended March 31, 2016 and 2015, was $2.2 million.
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
Debt
In connection with the acquisition of the Pinedale LGS, Pinedale LP borrowed $70 million pursuant to a secured term credit facility. The credit facility was amended on December 31, 2015, to extend its term through March 30, 2016. On March 30, 2016, the Company and Prudential took an assignment of that portion of the remaining $58.5 million principal balance equal to their respective equity interests in Pinedale (of which the Company’s 81.05 percent share was equal to approximately $47.4 million) and extended the maturity date of the credit facility to March 30, 2021. The Company's portion of the debt and interest is eliminated in consolidation and Prudential's portion of the debt is shown as a related-party liability. The credit facility is secured by the Pinedale LGS. See Note 12 for further information regarding the credit facility.
Portland Terminal Facility
The Portland Terminal Facility is a rail and marine facility adjacent to the Willamette River in Portland, Oregon which is triple-net leased to Arc Terminals Holdings LLC ("Arc Terminals"), an indirect, wholly-owned subsidiary of Arc Logistics Partners LP ("Arc Logistics"). As of December 31, 2015, we completed the funding of an additional $10 million of terminal-related improvement projects in support of Arc Terminals’ commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: i) upgrading a portion of the existing storage assets; ii) enhancing existing terminal infrastructure; and iii) completing the development, design, engineering and construction of throughput expansion opportunities.
The asset is depreciated for book purposes over an estimated useful life of 30 years. Depreciation for the three months ended March 31, 2016 and 2015, was $319 thousand and $407 thousand, respectively.
See Note 4 for further information regarding the Portland Lease Agreement related to the Portland Terminal Facility assets.
4. LEASES
As of March 31, 2016, the Company had three significant leases. The table below displays the impact of the Company's most significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of	As of	For the Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2016	March 31, 2015
Pinedale LGS	39.9%	40.0%	30.4%	70.4%
Grand Isle Gathering System	50.1%	50.1%	59.8%	—
Portland Terminal Facility	9.7%	9.6%	9.7%	20.7%
Public Service of New Mexico (2)	—	—	—	8.7%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) The Public Service of New Mexico lease terminated on April 1, 2015.
Grand Isle Gathering System
Grand Isle Corridor, LP entered into a long-term triple-net lease agreement on June 30, 2015, relating to the use of the GIGS (the “Grand Isle Lease Agreement”) with Energy XXI GIGS Services, LLC (the "EXXI Tenant"). The Grand Isle Lease Agreement has an initial eleven-year term and may be extended for one additional term equal to the lesser of nine years or 75 percent of the expected remaining useful life of the GIGS. The EXXI Tenant’s obligations under the lease agreement are guaranteed by EXXI. During the initial term, the EXXI Tenant will make minimum monthly rental payments that are initially $2.6 million in year one, increase to a maximum of $4.2 million in year seven and decline to $3.5 million in year eleven. In addition, the EXXI Tenant will pay variable rent payments based on a 10 percent participation above a pre-defined threshold, which will be calculated monthly

Table of Contents	Glossary of Defined Terms

on the volumes of EXXI oil that flow through the GIGS, multiplied by the average daily closing price of crude oil for the applicable calendar month. Variable rent will be capped at 39 percent of the total rent for each month. Tangible assets, excluding land, are depreciated over the 30-year depreciable life of the leased property with associated depreciation expense of approximately $8.6 million annually beginning July 1, 2015.
As of March 31, 2016, and December 31, 2015, approximately $313 thousand and $321 thousand, respectively, of net deferred lease costs related to the GIGS are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 11-year life of the Grand Isle Lease Agreement. For the three months ended March 31, 2016 and 2015, $8 thousand and $0, respectively, was included in amortization expense within the Consolidated Statement of Income.
In view of the fact that EXXI leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on the Company's results of operations going forward. EXXI and substantially all of its direct and indirectly wholly-owned subsidiaries, but not including the EXXI Tenant, (the “EXXI Debtor Group”) filed for protection under Chapter 11 of the Bankruptcy Code on April 14, 2016. See Note 16, Subsequent Events, for further information regarding EXXI's bankruptcy filing.
EXXI is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of EXXI can be found on the SEC's website at www.sec.gov (OTC Pink: EXXIQ). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EXXI, but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.
Pinedale LGS
Pinedale LP entered into a long-term triple-net lease agreement on December 20, 2012, relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”) with Ultra Wyoming LGS, LLC (“Ultra Wyoming”), an indirect wholly-owned subsidiary of Ultra Petroleum. The Pinedale Lease Agreement has a fifteen-year initial term and may be extended for additional five-year terms at the sole discretion of Ultra Wyoming. Ultra Wyoming utilizes the Pinedale LGS to gather and transport a commingled stream of oil, natural gas and water, then further utilizes the Pinedale LGS to separate this stream into its separate components. Ultra Wyoming's obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum's operating subsidiary, Ultra Resources, Inc. (“Ultra Resources”), pursuant to the terms of a related parent guaranty. Annual rent for the initial term under the Pinedale Lease Agreement is a minimum of $20 million (as adjusted annually for changes based on the Consumer Price Index (“CPI”), subject to annual maximum adjustments of 2 percent). Additionally, the Pinedale Lease Agreement has a variable rent component based on the volume of liquid hydrocarbons and water that flowed through the Pinedale LGS in a prior month, subject to Pinedale LP not being in default under the Pinedale Lease Agreement. For 2016, the quarterly rent increased by $10 thousand to $5.2 million based on the CPI adjustment as specified in the lease terms. Total annual rent may not exceed $27.5 million during the initial fifteen-year term.
As of March 31, 2016 and December 31, 2015, approximately $719 thousand and $734 thousand, respectively, of net deferred lease costs are included in the accompanying Consolidated Balance Sheets. The deferred costs are amortized over the 15-year life of the Pinedale Lease Agreement. For each of the three months ended March 31, 2016 and 2015, $15 thousand is included in amortization expense within the Consolidated Statements of Income.
In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on the Company's results of operation going forward. On April 29, 2016, UPL filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. See Note 16, Subsequent Events, for further information regarding UPL's bankruptcy filing.
Ultra Petroleum is currently subject to the reporting requirements Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov (OTC Pink: UPLMQ). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason to doubt the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.

Table of Contents	Glossary of Defined Terms

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
With the 2015 completion of $10.0 million in construction projects, annual base rent beginning in 2016, is approximately $6.2 million. Base rent for the three months ended March 31, 2016 and 2015, was $1.5 million and $1.4 million, respectively.
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
The future contracted minimum rental receipts for all net leases as of March 31, 2016, are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2016	$45,000,738
2017	60,931,762
2018	61,139,762
2019	63,468,195
2020	70,629,654
Thereafter	451,794,133
Total	$752,964,244
5. FINANCING NOTES RECEIVABLE
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
Interest initially accrued on the outstanding principal amount of both Black Bison Loans at an annual base rate of 12 percent, which base rate was to increase by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Black Bison Loans was set to bear variable interest calculated as a function of the increase in volume of water treated by Black Bison WS during the particular month. The base interest plus variable interest, was payable monthly, and capped at 19 percent per annum. The Black Bison Loans were set to mature on March 31, 2024,

Table of Contents	Glossary of Defined Terms

and were set to amortize by quarterly payments beginning on March 31, 2015. The Loans were secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Black Bison Loans were also guarantied by all affiliates of Black Bison WS and further secured by all assets of those guarantors.
Due to reduced drilling activity in the Black Bison area of operations, Black Bison WS requested, and the Company granted, certain temporary forbearance waivers in June 2015 and August 2015 that had the effect of excusing the borrower from full performance under the terms of the Black Bison Loans while such waivers were in effect. None of the granted forbearance agreements were deemed to be concessions. As a result of the continued inability of the borrower to perform under the terms of these loans, even as temporarily modified by the waivers, effective December 31, 2015 the Company recorded a provision for loan loss with respect to the Black Bison Loans of $13.8 million, which included $14 thousand in deferred origination income, net of deferred origination costs, and $355 thousand of accrued interest.
Financing Revenue as presented in the Q1 2016 financial statements does not reflect any financing revenue from the notes for the Black Bison Loans. These notes were considered by the Company to be on non-accrual status and have been reflected as such in the financial statements. Effective February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of Black Bison Water Services, LLC, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans as described above. The foreclosure was accepted in satisfaction of outstanding loan balance of $2.0 million. As of March 31, 2016, the net note receivable from Black Bison WS is valued at $0. The assets and liabilities acquired as a result of the foreclosure are presented in appropriate categories within the Company's consolidated financial statements.
Four Wood Financing Note Receivable
On December 31, 2014, our wholly-owned subsidiary, Four Wood Corridor, LLC (“Four Wood Corridor”), entered into a Loan Agreement with SWD Enterprises, LLC (“SWD Enterprises”), a wholly-owned subsidiary of Four Wood Energy, pursuant to which Four Wood Corridor made a loan to SWD Enterprises for $4.0 million (the "REIT Loan"). Concurrently, our TRS, Corridor Private entered into a TRS Loan Agreement with SWD Enterprises, pursuant to which Corridor Private made a loan to SWD Enterprises for $1.0 million (the "TRS Loan"). The proceeds of the REIT Loan and the TRS Loan were used by SWD Enterprises and its affiliates to finance the acquisition of real and personal property that provides saltwater disposal services for the oil and natural gas industry, and to pay related expenses.
For the REIT Loan from Four Wood Corridor, interest initially accrued on the outstanding principal at an annual base rate of 12 percent. For the TRS Loan from Corridor Private, interest initially accrued on the outstanding principal at an annual base rate of 13 percent. The base rates of both loans were to increase by 2 percent of the current base rate per year. The Loans are secured by the real property and equipment held by SWD Enterprises and the outstanding equity in SWD Enterprises and its affiliates. The Loans are also guaranteed by all affiliates of SWD Enterprises.
As a result of the decreased economic activity by SWD Enterprises, the Company has recorded a provision for loan loss with respect to the SWD Enterprise loans. The first quarter 2016 income statement reflects a Provision for Loan Loss of $3.5 million, which includes $71 thousand of deferred origination income and $98 thousand of interest accrued under the original loan agreements. The balance of the note, net of the reserve for loan loss, represents the amount expected to be received as of March 31, 2016. Our note with SWD Enterprises is secured by physical assets owned by SWD Enterprises. We have valued the enterprise value of SWD Enterprises, and thus the value of the collateral supporting the Four Wood Note, at $1.5 million as of March 31, 2016.
6. VARIABLE INTEREST ENTITIES
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
Consolidated VIEs
The Company adopted ASU 2015-02, Amendments to the Consolidation Analysis. This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities (“VIE”). Among the changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive

Table of Contents	Glossary of Defined Terms

kick-out rights will consolidate. While adoption of this standard did not result in any changes to conclusions about consolidated or unconsolidated entities, the Company has determined that Pinedale LP now qualifies as a variable interest entity as of March 31, 2016.
7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of March 31, 2016, and December 31, 2015, are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2016	December 31, 2015
Deferred Tax Assets:
Net operating loss carryforwards	$998,724	$543,116
Net unrealized loss on investment securities	867,555	251,539
Loan Loss Provision	605,107	1,257,436
Other loss carryforwards	2,215,428	1,833,240
Sub-total	$4,686,814	$3,885,331
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$(2,094,642)	$(2,159,058)
Cost recovery of leased and fixed assets	(407,801)	(119,297)
Sub-total	(2,502,443)	(2,278,355)
Total net deferred tax asset (liability)	$2,184,371	$1,606,976
For the three months ended March 31, 2016, the total deferred tax asset/(liability) presented above relates to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ending November 30, 2007, remain open to examination by federal and state tax authorities.
Total income tax expense/(benefit) differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three months ended March 31, 2016 and 2015, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended March 31,
	2016	2015
Application of statutory income tax rate	$747,599	$1,553,434
State income taxes, net of federal tax (benefit)	(83,260)	37,051
Federal Tax Attributable to Income of Real Estate Investment Trust	(1,919,465)	(1,270,120)
Total income tax expense (benefit)	$(1,255,126)	$320,365
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Inc. and Corridor Private Inc. had a blended state rate of approximately 2.82 percent for the three months ended March 31, 2016 and 3.92 percent for the three months ended March 31, 2015. CorEnergy BBWS Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood Corridor Inc. and Corridor MoGas Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016, all of the income tax benefit presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense/ (benefit) include the following for the periods presented:

Table of Contents	Glossary of Defined Terms

Components of Income Tax Expense (Benefit)
	For the Three Months Ended March 31,
	2016	2015
Current tax expense
Federal	$(627,197)	$391,946
State (net of federal tax benefit)	(50,534)	43,810
Total current tax expense	(677,731)	435,756
Deferred tax expense (benefit)
Federal	(544,669)	(108,632)
State (net of federal tax benefit)	(32,726)	(6,759)
Total deferred tax expense (benefit)	(577,395)	(115,391)
Total income tax expense (benefit), net	$(1,255,126)	$320,365
As of December 31, 2015 the TRSs incurred an aggregate net operating loss of $1.4 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $90 thousand, $804 thousand and $478 thousand in the years ending December 31, 2033, 2034, and 2035 respectively. The amount of deferred tax asset for net operating losses as of March 31, 2016, includes amounts for the three months ended March 31, 2016. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes (Unaudited)
	March 31, 2016	December 31, 2015
Aggregate cost for federal income tax purposes	$5,036,413	$4,750,252
Gross unrealized appreciation	3,334,775	5,133,908
Gross unrealized depreciation	(97,500)	(97,500)
Net unrealized appreciation	$3,237,275	$5,036,408
8. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	March 31, 2016	December 31, 2015
Land	$580,000	$580,000
Natural gas pipeline	124,446,821	124,386,349
Vehicles and trailers	687,526	524,921
Office equipment and computers	97,670	87,696
Gross property and equipment	125,812,017	125,578,966
Less: accumulated depreciation	(6,840,717)	(5,948,988)
Net property and equipment	$118,971,300	$119,629,978

The amounts of depreciation of property and equipment recognized for the three months ended March 31, 2016 and 2015, were $835 thousand and $832 thousand, respectively.
Assets and Liabilities Held for Sale
Effective February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of Black Bison Water Services, LLC, the borrower of the Black Bison financing notes. The Company expects to dispose of these assets within the next year. As a result of the foreclosure, the following assets are included in our Consolidated Balance Sheet, less estimated costs to sell, as Assets Held for Sale at March 31, 2016:

Assets Held for Sale
March 31, 2016
Disposal wells and related equipment	$1,839,007
Assets held for sale	$1,839,007

Note payable	$439,007
Liabilities held for sale	$439,007

Table of Contents	Glossary of Defined Terms

There were no assets or liabilities held for sale at December 31, 2015. See Note 5, Financing Notes Receivable, for further information regarding the Black Bison financing notes.
9. CONCENTRATIONS
Mowood, Omega
Omega had a 10-year agreement (the "DOD Agreement") with the Department of Defense (“DOD”) to provide natural gas and gas distribution services to Fort Leonard Wood. The DOD Agreement as previously extended, was set to expire January 31, 2016. On January 28, 2016, the DOD awarded Omega a new 10-year agreement to continue providing natural gas and gas distribution services through March 31, 2026.
In 2016, Omega's revenue and gas cost of sales is presented in the Transportation and distribution revenue line item on the income statement. Also in 2016, distribution and maintenance costs are presented in the Transportation and distribution expense line item on the income statement. For the three months ended March 31, 2015, Omega's revenue is presented in the Sales revenue line item on the income statement. Omega's total cost of sales, including gas, distribution, and maintenance projects are presented in the Cost of sales line item in the income statement for three months ended March 31, 2015.
Revenue related to the DOD contract accounted for 91 percent of Omega's revenue for the three months ended March 31, 2016. Revenue related to the DOD contract accounted for 91 percent of Sales revenue for the three months ended March 31, 2015. Omega performs management and operational services related to the operation and expansion of the natural gas distribution system used by the DOD. The amount due from the DOD accounts for 9 percent and 26 percent of the consolidated accounts and other receivables balances as of March 31, 2016 and 2015, respectively.
Omega’s contracts for its supply of natural gas are concentrated with a single supplier. If the business relationship with Omega's current supplier were to terminate, Omega could purchase natural gas from a different supplier of the commodity. Beginning in February 2016, Omega's sales and cost of sales related to natural gas and propane are being presented on a net basis. The effect of this change in the current year significantly reduces the impact of the seasonality generally experienced by Omega in gas sales. For prior years, Omega's overall sales and operating income were generally higher in the first and fourth quarters and lower during the second and third quarters.
10. MANAGEMENT AGREEMENT
The Company pays Corridor as the Company's Manager pursuant to a Management Agreement described in detail in Note 11, Management Agreement, in the Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2015, as previously filed with the SEC. In light of the provisions for loan losses recognized by the Company on certain of its energy infrastructure financing investments (collectively, the "Underperforming Loans") during 2015 and the first quarter of 2016, the Manager voluntarily recommended, and the Company agreed, that effective on and after the Company's March 31, 2016 balance sheet date, solely for the purpose of computing the value of the Company’s Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement, that portion of the Management Fee attributable to the Company’s investment in the Underperforming Loans shall be based on the estimated net realizable value of such loans, which shall not exceed the amount invested in the Underperforming Loans as of the end of the quarter for which the Management Fee is to be calculated. This agreement superseded a prior agreement between the Company and the Manager, which was effective as of September 30, 2015, concerning valuation of the Black Bison Loans for purposes of calculating the Management Fee.
Fees incurred under the Management Agreement for the three months ended March 31, 2016 and 2015 were $1.7 million and $1.1 million, respectively, and are reported in the General and Administrative line item on the income statement.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three months ended March 31, 2016 and 2015 were $67 thousand and $46 thousand, respectively, and are reported in the General and Administrative line item on the income statement.
11. FAIR VALUE
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of March 31, 2016, and December 31, 2015. These assets and liabilities are measured on a recurring basis.

Table of Contents	Glossary of Defined Terms

March 31, 2016
	March 31, 2016	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$6,837,442	$—	$—	$6,837,442
Total Assets	$6,837,442	$—	$—	$6,837,442

Liabilities:
Interest Rate Swap Derivative	$90,804	$—	$90,804	$—
Total Liabilities	$90,804	$—	$90,804	$—

December 31, 2015
	December 31, 2015	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$8,393,683	$—	$—	$8,393,683
Interest Rate Swap Derivative	98,259	—	98,259	—
Total Assets	$8,491,942	$—	$98,259	$8,393,683
On March 30, 2016, the Company terminated one of the $26.3 million cash flow hedges concurrent with the assignment of the $70 million secured term credit facility. The remaining cash flow hedge was de-designated as of March 30, 2016, and continues to be valued using a consistent methodology and therefore is classified as a Level 2 investment. Subsequent to de-designation, changes in the fair value will be recognized in earnings in the period in which the changes occur.
The net assets and liabilities received as a result of foreclosing on the the equity of Black Bison on February 29, 2016, were determined to have a fair value of $2.0 million, which approximated the fair value of the collateral securing the notes as of December 31, 2015. A portion of the assets and liabilities acquired have been classified as held for sale and have been marked to a fair value of $1.8 million and $439 thousand, respectively as of March 31, 2016. The foreclosure and held-for-sale date fair values of the assets and liabilities, were determined using Level 1, Level 2, and Level 3 inputs. The company uses data on its existing portfolio of investments as well as similar market data from third party sources, when available, in determining these Level 3 inputs.
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2016 and 2015, are as follows:

Level 3 Rollforward
For the Three Months Ended March 31, 2016	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains/(Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Losses, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$8,393,683	$—	$—	$(1,672,081)	$115,840	$6,837,442	$(1,672,081)
Total	$8,393,683	$—	$—	$(1,672,081)	$115,840	$6,837,442	$(1,672,081)

For the Three Months Ended March 31, 2015
Other equity securities	$9,217,181	$—	$—	$679,798	$341,459	$10,238,438	$679,798
Warrant Investment	355,000	—	—	(230,000)	—	125,000	(230,000)
Total	$9,572,181	$—	$—	$449,798	$341,459	$10,363,438	$449,798
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three months ended March 31, 2016 and 2015.

Table of Contents	Glossary of Defined Terms

In connection with the October 2014 sale of the Company's shares in VantaCore, a portion of the proceeds were placed in escrow and a receivable was recorded. Changes in the fair value of the escrow receivable are recorded as a net realized or unrealized gain or loss on other equity securities included within the Consolidated Statements of Income and Comprehensive Income. For the three months ended March 31, 2016 and 2015, approximately $43 thousand and $0, was included as an unrealized gain, respectively.
Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. See Note 2, Significant Accounting Policies, for additional discussion.
For the three months ended March 31, 2015, the Company’s Warrant Investment was valued using a binomial option pricing model. The key assumptions used in the binomial model were the fair value of equity of the underlying business; the Warrant's strike price; the expected volatility of equity; the time to the Warrant's expiry; the risk-free rate, and the expected dividend yields. Due to the inherent uncertainty of determining the fair value of the Warrant Investment, which did not have a readily available market, the assumptions used the binomial model to value the Company’s Warrant Investment were based on Level 2 and Level 3 inputs. The Company’s Warrant Investment was valued at $0 at March 31, 2016 due to the foreclosure on Black Bison, discussed in further detail in Note 5.
As of March 31, 2016 and 2015, the Company’s investment in Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC, collectively, ("Lightfoot") is its only remaining significant private company investment. Lightfoot in turn owns a combination of public and private investments. Therefore, Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments discounted for a lack of marketability, with the discount estimated at 12.5 percent to 13.9 percent and 16.6 percent to 21.3 percent as of March 31, 2016 and 2015, respectively, and (ii) discounted cash flow analysis using an estimated discount rate of 15.0 percent to 17.0 percent and 12.0 percent to 14.0 percent as of March 31, 2016 and 2015, respectively. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
As of both March 31, 2016 and 2015, the Company held a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. Lightfoot’s assets include an ownership interest in Gulf LNG, a 1.5 billion cubic feet per day (“bcf/d”) receiving, storage, and regasification terminal in Pascagoula, Mississippi, and common units and subordinated units representing an approximately 40 percent aggregate limited partner interest, and a noneconomic general partner interest, in Arc Logistics Partners LP (NYSE: ARCX). We hold observation rights on Lightfoot's Board of Directors.
Certain condensed combined unaudited financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables (in thousands).

	March 31, 2016 (Unaudited)	December 31, 2015 (Unaudited)
Assets
Current assets	$22,303	$24,276
Noncurrent assets	701,805	696,461
Total Assets	$724,108	$720,737
Liabilities
Current liabilities	$15,995	$19,993
Noncurrent liabilities	261,723	246,808
Total Liabilities	$277,718	$266,801

Partner's equity	446,390	453,936
Total liabilities and partner's equity	$724,108	$720,737

Table of Contents	Glossary of Defined Terms

	For the Three Months Ending March 31, (Unaudited)
	2016	2015
Revenues	$26,067	$13,557
Operating expenses	22,072	15,128
Income (Loss) from Operations	$3,995	$(1,571)
Other income	2,374	3,834
Net Income	$6,369	$2,263
Less: Net Income attributable to non-controlling interests	(6,293)	(2,226)
Net Income attributable to Partner's Capital	$76	$37
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
Escrow Receivable — The escrow receivable due to the Company as of March 31, 2016, which relates to the sale of VantaCore, is to be released upon satisfaction of certain post-closing obligations and the expiration of certain time periods (50 percent was released 12 months after the October 1, 2014 closing date (i.e. October 1, 2015), and the other 50 percent to be released 18 months after close (i.e. April 1, 2016)). At December 31, 2015, the fair value of the escrow receivable was reflected net of a discount for the potential that the full amount due to the Company would not be realized. At March 31, 2016, the fair value of the escrow receivable was based on the actual cash received in settlement of the escrow on April 1, 2016. See Note 16. Subsequent Events for additional information regarding the remaining funds held in escrow at March 31, 2016.
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
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$12,849,652	$12,849,652	$14,618,740	$14,618,740
Escrow receivable	Level 2	$1,436,246	$1,436,246	$1,392,917	$1,392,917
Financing notes receivable (Note 5)	Level 2	$1,500,000	$1,500,000	$7,675,626	$7,675,626
Hedged Derivative Asset	Level 2	$—	$—	$98,259	$98,259
Financial Liabilities:
Long-term debt	Level 2	$164,738,323	$141,456,935	$217,375,153	$193,573,834
Line of credit	Level 2	$44,000,000	$44,000,000	$—	$—
Hedged Derivative Liability	Level 2	$90,804	$90,804	$—	$—
12. CREDIT FACILITIES
Credit Facilities of the REIT
In conjunction with the MoGas Transaction on November 24, 2014, the Company increased their credit facility to $90 million at the REIT level, and $3.0 million at the subsidiary entity level (the "Regions Revolver"). For the first six months, subsequent to the increase, the facility bore interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. Beginning on May 24, 2015 and through July 7, 2015, the interest rate was determined by a pricing grid where the applicable interest rate was LIBOR plus

Table of Contents	Glossary of Defined Terms

2.75 percent to 3.50 percent, depending on the Company's leverage ratio at such time. On June 29, 2015, the Company borrowed against the Regions Revolver in the amount of $42 million in conjunction with the GIGS transaction.
On July 8, 2015, the Company amended and upsized its existing $93 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153 million, consisting of (i) an increase in the Regions Revolver at the CorEnergy parent entity level to $105 million, (ii) a $45 million term loan at the CorEnergy parent entity level (the "Regions Term Loan") and (iii) a $3 million revolving credit facility at the subsidiary entity level (the "MoGas Revolver" as detailed below and, collectively with the upsized Regions Revolver and the Regions Term Loan, the "Regions Credit Facility"). Upon closing the Regions Credit Facility, CorEnergy drew $45 million on the Regions Term Loan to pay off the balance on the Regions Revolver that had been used in funding the GIGS acquisition in June 2015. On March 30, 2016 the Company drew $44 million on the Regions Revolver in conjunction with the refinancing of the Pinedale Facility. See below for further details. The Company now has approximately $54.2 million of available borrowing capacity on the Regions Revolver.
The Regions Credit Facility has a maturity date of December 15, 2019 for both the Regions Revolver and the Regions Term Loan. Borrowings under the Regions Credit Facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent - 3.75 percent (3.19 percent on the revolver and 3.38 percent on the term loan as of March 31, 2016), based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The Term Note requires quarterly principal payments of $900 thousand which began on September 30, 2015. The Regions Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). Upon the occurrence of an event of default, payment of all amounts outstanding under the Regions Credit Facility shall become immediately due and payable.
The Regions Credit Facility is secured by substantially all of the assets owned by the Company and its subsidiaries other than (i) the assets held by Mowood, LLC, Omega Pipeline Company, Pinedale Corridor, LP and Pinedale, GP Inc. (the "Unrestricted
Subs") and (ii) the equity investments in the Unrestricted Subs.
As of March 31, 2016, and December 31, 2015, approximately $3.1 million and $3.3 million, respectively, in net deferred debt issuance costs related to the Regions Credit Facility are included in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2016 and 2015, $257 thousand and $190 thousand, respectively, of deferred debt cost amortization is included in interest expense within the accompanying Consolidated Statements of Income. As of March 31, 2016, the Company was in compliance with all covenants of the Regions Credit Facility.
The remaining contractual principal payments as of March 31, 2016 under our Regions Credit Facilities are as follows:

Year	Total Payments
2016	$2,700,000
2017	3,600,000
2018	3,600,000
2019	32,400,000
2020	—
Thereafter	—
Total	$42,300,000
Pinedale Facility
On December 20, 2012, Pinedale LP closed on a $70 million secured term credit facility. Outstanding balances under the original facility generally accrued interest at a variable annual rate equal to LIBOR plus 3.25 percent. This credit facility was secured by the Pinedale LGS asset. Under the original agreement, Pinedale LP was obligated to pay all accrued interest monthly and was further obligated to make monthly principal payments, which began on March 7, 2014, in the amount of $294 thousand or 0.42 percent of the principal balance as of March 1, 2014.
The credit facility remained in effect until December 31, 2015, with an option to extend through December 31, 2016. Although the Company elected not to extend the facility for an additional one-year period we did amend the facility to extend the maturity date to March 30, 2016. During the extension period, the company made principal payments of $3.2 million and the credit facility bore interest on the outstanding principal amount at LIBOR plus 4.25 percent.

Table of Contents	Glossary of Defined Terms

On March 4, 2016, the Company obtained a Consent from its lenders under the Regions Credit Facility, which permitted the Company to utilize the Regions revolving credit facility to refinance the $70 million secured term credit facility. On March 30, 2016, the Company and Prudential ("the Refinancing Lenders"), refinanced the remaining $58.5 million principal balance of the $70 million credit facility (on a pro rata basis equal to their respective equity interests in Pinedale LP, with the Company’s 81.05 percent share being approximately $47.4 million) and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. The facility was further modified to extend the maturity date to March 30, 2021; to increase the LIBOR Rate to the greater of (i) 1.00 percent and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to seven percent (7.00 percent) per annum. The Company's portion of the debt and interest is eliminated in consolidation and Prudential's portion of the debt is shown as a related-party liability. The Company also terminated the related $26.3 million derivative contract.
The Company has provided to Prudential a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. Pinedale LP was in compliance with all covenants under the Pinedale Credit Facility as of March 31, 2016.
Pinedale LP's credit facility with the Refinancing Lenders limits distributions by Pinedale LP to the Company. Distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations under the credit facility have not been accelerated following an Event of Default (as defined in the credit facility). The credit facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company. At March 31, 2016, the net assets of Pinedale LP were $139.1 million and Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.
As of March 31, 2016, and December 31, 2015, approximately $0 thousand and $156 thousand, respectively, in net deferred debt issuance costs are included in the accompanying Consolidated Balance Sheets. These deferred costs were amortized over the remaining term of the facility extension. For the three months ended March 31, 2016 and 2015, $156 thousand and $129 thousand, respectively, of deferred debt cost amortization is included in interest expense within the accompanying Consolidated Statements of Income.
The remaining contractual principal payments to Prudential as of March 31, 2016, under our Pinedale Credit Facility are as follows:

Year	Total Payments
2016	$501,417
2017	668,556
2018	668,556
2019	668,556
2020	668,556
Thereafter	7,910,109
Total	$11,085,750
MoGas Revolver
In conjunction with the MoGas Transaction, MoGas and UPS, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and re-borrow loans up to $3.0 million outstanding at any time. The MoGas Revolver is secured by the assets held at MoGas and has a maturity date of November 24, 2018. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver. As of March 31, 2016, there were no outstanding borrowings against the MoGas Revolver. As of March 31, 2016, the co-borrowers are in compliance with all covenants of the MoGas Revolver.

Table of Contents	Glossary of Defined Terms

Mowood/Omega Credit Facility
On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a $1.5 million Revolving Note Payable Agreement ("2014 Note Payable Agreement"), under which interest accrued at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent, and was payable monthly, and in full, with accrued interest on the initial termination date of January 31, 2015. Borrowings on the 2014 Note Payable Agreement were secured by Mowood's and Omega's assets. On January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015. On July 31, 2015, the 2014 Note Payable Agreement was allowed to expire and a new $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank. The new Mowood/Omega Revolver will be used for working capital and general business purposes, is guaranteed and secured by the assets of Omega and has a maturity of July 31, 2016. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at March 31, 2016.
13. CONVERTIBLE DEBT
On June 29, 2015, the Company completed a public offering of $115 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "Convertible Notes"). The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. For the three months ended March 31, 2016 and 2015, there is $2.0 million and $0, respectively, of interest expense resulting from the Convertible Notes. The Convertible Notes were issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. The amount of discount amortization included in interest expense for the three months ended March 31, 2016 and 2015, is $188 thousand and $0, respectively.
As of March 31, 2016 and 2015, approximately $207 thousand and $0, respectively, in net deferred debt issuance costs related to the Convertible Notes are included in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2016 and 2015 there is $12 thousand and $0, respectively, of deferred debt cost amortization included in interest expense within the accompanying Consolidated Statements of Income. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent for the three months ended March 31, 2016.
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
14. STOCKHOLDER'S EQUITY
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

Table of Contents	Glossary of Defined Terms

preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The depositary shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company except in connection with certain changes of control. Holders of the depositary shares generally have no voting rights, except for limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not consecutive) and in certain other circumstances. The depositary shares representing the Series A Preferred trade on the NYSE under the ticker “CORRPrA." The aggregate par value of the preferred shares at March 31, 2016, is $23. See Note 16, Subsequent Events, for further information regarding the declaration of a dividend on the 7.375% Series A Cumulative Redeemable Preferred Stock.
COMMON STOCK
As of March 31, 2016, the Company had 11,951,757 of common shares issued and outstanding. Effective December 1, 2015, the Company completed a one-for-five reverse common stock split. As a result, every five issued and outstanding shares of common stock of the Company converted into one share of common stock. The par value of each share of common stock and the number of authorized shares remained unchanged. On December 31, 2015, the Company's board of director's authorized a share repurchase program for the Company to buy up to $10.0 million of its common stock. The Company plans to repurchase shares from time to time through open market transactions, including through block purchases, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases are to be determined by senior management, depending on market prices and other conditions. We are not obligated to repurchase any shares of stock under the program and may terminate the program at any time. See Note 16, Subsequent Events, for further information regarding the declaration of a dividend on the common stock.
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
As of March 31, 2016, we have issued 12,060 shares of common stock under the Company's dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $159 thousand to approximately $599.8 million.
15. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three months ended March 31, 2016 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes, because such impact would be antidilutive.

Earnings Per Share
	For the Three Months Ended March 31,
	2016	2015
Net income attributable to CorEnergy stockholders	$3,391,121	$4,086,628
Less: preferred dividend requirements	1,037,109	737,500
Net income attributable to common stockholders	$2,354,012	$3,349,128
Weighted average shares - basic	11,943,938	9,322,652
Basic earnings per share	$0.20	$0.36

Net income attributable to common stockholders (from above)	$2,354,012	$3,349,128
Add: After tax effect of convertible interest	—	—
Income attributable for dilutive securities	$2,354,012	$3,349,128
Weighted average shares - diluted	11,943,938	9,322,652
Diluted earnings per share	$0.20	$0.36

Table of Contents	Glossary of Defined Terms

16. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On April 27, 2016, our Board of Directors declared the 2016 first quarter dividend of $0.750 per share for CorEnergy common stock. The dividend is payable on May 31, 2016, to shareholders of record on May 13, 2016.
Preferred Stock Dividend Declaration
On April 27, 2016, our Board of Directors also declared a cash dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending March 31, 2016. The preferred stock dividend is payable on May 31, 2016 to shareholders of record on May 13, 2016.
Ultra Petroleum
On April 29, 2016 Ultra Petroleum, filed a voluntary petition to reorganize under Chapter 11. The filing includes Ultra Wyoming LGS, LLC, the operator of the Pinedale LGS and tenant of the Pinedale Lease Agreement. The bankruptcy filing of both the guarantor, Ultra Petroleum, and the tenant and circumstances prompting the filing constitute defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing serves as a stay of the Company's ability to exercise remedies for certain of those defaults. However, Section 365 of the Bankruptcy Code requires Ultra Wyoming to comply on a timely basis with many provisions of the Pinedale Lease Agreement, including the payment provisions. The only exception to that requirement is if Ultra Wyoming takes specific action to reject the Pinedale Lease Agreement. Ultra Wyoming has not filed a motion to reject the Pinedale Lease. All scheduled lease payments are current.
EXXI
On April 14, 2016, Energy XXI and substantially all of its directly and indirectly owned subsidiaries filed a voluntary petition to reorganize under Chapter 11, after reaching an agreement with certain creditors to provide support for a restructuring of its debt. The bankruptcy filing of Energy XXI, the guarantor of the Grand Isle Lease Agreement, and its failure to make interest payments to its creditors within the applicable cure period, would have constituted defaults under the terms of the Grand Isle Lease Agreement. However, to facilitate post-filing financing arrangements between the EXXI Debtor Group and its lenders, the Company provided a conditional waiver to certain remedies available to it as a result of these non-monetary defaults. EXXI Tenant, has not filed for bankruptcy. Therefore, its obligations under the Grand Isle Lease Agreement are currently not subject to the proceedings affecting the EXXI Debtor Group. The Company has not compromised any remedies available to it for any default by EXXI Tenant under the Grand Isle Lease Agreement. All scheduled lease payments are current. For additional information, please refer to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2016.
VantaCore
On April 1, 2016, the Company received its final $1.4 million distribution from escrow, related to the November 2014 sale of Vantacore.
Stock Repurchases
During April 2016, pursuant to the common stock repurchase program, the Company repurchased 23,400 shares of its common stock at an average price of $20.26 per share.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this report of Form 10-Q of CorEnergy Infrastructure, Inc. (“the Company”, “CorEnergy”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this report of Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016.
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
State of the Market
The energy markets in 2015 and early 2016 proved highly volatile, with oil and natural gas prices hitting lows not seen in over a decade. In addition, technical considerations such as short selling, redemptions and funds reducing leverage caused share prices to fall across the industry. CorEnergy believes declines in the market price of our common stock in recent periods have been influenced by many of these same considerations, despite the fact that our contracts limit both commodity price and volume risk.
During the first four months of 2016, CorEnergy’s share price increased 31 percent to $21.29. This compares to the Alerian MLP Index (“AMZ”) which was up one percent and the S&P 500 Index (“SPX”) which increased three percent over the same time period. CorEnergy, AMZ and SPX hit low points on February 11 of $10.90, $199.10 and $1,810.10, respectively. The rebound since then was likely influenced by a recovery in the oil markets. WTI crude oil prices declined from $36.76 per barrel on January 4 to a low of $26.05 on February 11 and rebounded to $45.92 per barrel at the end of April. However, similar recoveries did not occur in natural gas sector which began the year at $2.33 per MMBtu, reached a low of $1.61 per MMBtu on March 4 and closed at $2.18 per MMBtu on April 29.
According to court filings, 69 North American oil and gas producers have filed for bankruptcy since the beginning of 2015, 27 of which filed in 2016 (through May 1). The parent companies of two of CorEnergy’s largest tenants, Energy XXI and Ultra Petroleum, have been among those companies declaring bankruptcy. While our tenants continue to be compliant with their leases, we believe this has caused some downward pressure on our share price, as investors are wary of the financial condition of our major counterparties.
Energy companies are finding a number of ways to address capital constraints, including capital raises (frequently in the form of preferred shares), joint ventures and asset sales. We believe that our business offers companies an alternative source of capital and we remain in discussions with companies who do not expect to file bankruptcy, but have largely had the debt and equity markets closed off to them. Our team continues to assess these opportunities for assets which fit our acquisition criteria and will provide a long term benefit to current shareholders.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of March 31, 2016, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Table of Contents	Glossary of Defined Terms

RESULTS OF OPERATIONS
We believe the Lease Revenue, Security Distributions, Financing Revenue, and Operating Results overview presented below provides investors with information that will assist them in analyzing the operating performance of our leased assets, financing notes receivable, other equity securities and operating entities. As it pertains to other equity securities, the Company believes that net distributions received are indicative of the operating performance of the assets. Accordingly, we have included them in EBITDA, resulting in an adjusted EBITDA metric.
The following Results of Operations analysis includes Lease Revenue and Depreciation Expense related to the PNM Lease Agreement and the EIP leased asset, which was sold on April 1, 2015, for the three months ended March 31, 2015.
Following is a comparison of lease revenues, security distributions, financing revenue, and operating results, and expenses, for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Leases:
Lease revenue	$16,996,072	$7,336,101
Other Equity Securities:
Net cash distributions received	259,734	248,949
Financing:
Financing revenue	162,344	660,392
Operations:
Transportation and distribution revenue (1)	5,099,451	5,991,390
Transportation and distribution expense (2)	(1,362,325)	(2,446,298)
Net Operations (excluding depreciation, amortization, and accretion)	3,737,126	3,545,092
Total Lease Revenue, Security Distributions, Financing Revenue, and Operating Results	$21,155,276	$11,790,534
General and administrative	(3,289,852)	(2,568,519)
Non-Controlling Interest attributable to Adjusted EBITDA Items	(944,527)	(969,987)
Adjusted EBITDA	$16,920,897	$8,252,028
(1) MoGas and Omega revenues have been combined and are presented net of Omega's natural gas and propane costs subsequent to the new contract with the DOD executed on January 28, 2016, effective February 1, 2016. In accordance with GAAP, Omega's historical Sales revenue and Cost of sales for the three months ended March 31, 2015 are presented separately, on a gross basis, in the Consolidated Statements of Income and Comprehensive Income in this quarterly report on Form 10-Q. For ease of comparison in this results of operations discussion, Omega's historical Sales revenue, Cost of sales and Operating expenses for the three months ended March 31, 2015 are presented on a gross basis and are included in the Transportation and distribution lines in this table.

(2) MoGas' transportation, maintenance and administrative expenses and Omega's distribution and operating expenses and cost of sales on non-DOD customers have been combined subsequent to the new contract with the DOD executed on January 28, 2016.

Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, financing revenue from our loan agreements, and the operating results of our subsidiaries. Total lease revenue, security distributions, financing revenue, and operating results generated by our investments for the three months ended March 31, 2016, was approximately $21.2 million, compared to $11.8 million for the three months ended March 31, 2015, with the increase over prior year primarily attributable to the addition of the GIGS lease.
Lease revenues for the three months ended March 31, 2016, increased $9.7 million compared to the prior-year period. This increase is primarily due to a $10.2 million increase in lease revenues associated with the acquisition of GIGS in June 2015. In addition, revenues for the Portland Terminal Facility increased $123 thousand versus the prior-year period related to completion of the planned construction projects in November 2015. Increases in lease revenue for the period also included a $10 thousand increase due to annual CPI escalations pursuant to the Pinedale Lease Agreement. These increases were partially offset by a $638 thousand decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015.

Table of Contents	Glossary of Defined Terms

Financing revenues for the three months ended March 31, 2016, decreased $498 thousand compared to the prior-year period. The decrease was primarily attributable to $487 thousand of revenue earned on the $15.3 million loan agreements with Black Bison Water Services during the prior-year period. The Company stopped accruing such interest when it recognized a related $8.0 million provision for loan loss on these loans as of September 30, 2015. See Note 5, Financing Notes Receivable, for additional information on the Black Bison financing notes.
For the three months ended March 31, 2016 and 2015, MoGas contributed $2.8 million and $2.7 million, respectively, to Net Operations (excluding depreciation and amortization). Transportation revenues totaled approximately $3.6 million for the three months ended March 31, 2016 and 2015, while transportation costs, maintenance, and general and administrative expenses were approximately $813 thousand and $992 thousand, respectively.
Cash distributions received from our investments in Lightfoot and money-market funds for the three months ended March 31, 2016, were $260 thousand, an $11 thousand increase versus the prior-year period. The Company anticipates 2016 cash distributions from our equity securities to be approximately $1.0 million.
For the three months ended March 31, 2016 and 2015, our subsidiary, Omega, contributed $921 thousand and $887 thousand, respectively, to Net Operations (excluding depreciation and amortization) from its natural gas operations. Omega's contribution is derived by netting distribution revenue, which is presented after deductions for the associated natural gas and propane costs, and distribution expenses (excluding depreciation and amortization) for the respective periods.
General and Administrative
Total general and administrative expenses from operations for the three months ended March 31, 2016, were $3.3 million. The most significant components of the variance from the prior-year periods are outlined in the following table and explained below:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Management fees	$1,838,166	$1,171,974
Acquisition and professional fees	887,021	1,241,955
Other expenses	564,665	154,590
Total	$3,289,852	$2,568,519
Management fees for the three months ended March 31, 2016, were $1.8 million. Management fees are directly proportional to the asset base under management. As such, the increase versus the prior-year period is directly related to the acquisition of GIGS in June 2015 . These increases over prior year were partially offset by certain reductions in assets under management, such as the sale of EIP in April 2015, the provision for loan loss recorded against the Four Woods financing notes during the current period and the waiver of Management fees by the management company on the non-performing Black Bison assets during the latter part of 2015. Lastly, the increase in the common dividend per share combined with an increase in the number of shares outstanding which resulted in an increase in the incentive fee of $142 thousand. The incentive fee is calculated as a percentage of dividends paid in excess of a predetermined threshold. See Note 10, Management Agreement, for additional information.
Acquisition and professional fees for the three months ended March 31, 2016 and 2015, were $887 thousand and $1.2 million, respectively. Acquisition costs for the three months ended March 31, 2016, were $636 thousand less than the prior-year period primarily because of opportunities the Company pursued during the first three months of 2015 which were not completed. Acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. Professional fees also increased $281 thousand for the three months ended March 31, 2016, primarily due to increased legal fees associated with the assignment and modification of the $70 million secured term credit facility, increased audit fees, professional fees associated with the review of our Annual Report on Form 10-K for the year ended December 31, 2015, expenses incurred in the monitoring of our assets at GIGS, and the Black Bison foreclosure activities.
Other expenses for the three months ended March 31, 2016 and 2015, were $565 thousand and $155 thousand, respectively. Costs for the three months ended March 31, 2016, were $410 thousand higher than the prior-year period primarily due to: (i) a $99 thousand increase in expenses incurred during the current period related to the Black Bison foreclosure; (ii) a $57 thousand increase in director's fees due to the prior-period's retainer having been recorded subsequent to March 31, 2015, and expenses related to the Company's trip to the New York Stock Exchange to ring the closing bell; (iii) a $42 thousand increase in printing and mailing expenses associated with the Company's January 2016 Form S-3 and our February 2016 Form 424B2; and (iv) increases in travel related to the monitoring of our asset base, increases in the redesign of our website and increases in registration expense incurred during the current period.

Table of Contents	Glossary of Defined Terms

Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA items presented above to exclude the portion attributable to Prudential's non-controlling interest. For the three months ended March 31, 2016 and 2015, Prudential's interest in these items totaled $945 thousand and $970 thousand, respectively. The decrease of $25 thousand during the current year is attributable to Prudential's proportionate share of Pinedale LP's increase in lease revenue and adjustment to registration expense partially offset by higher legal and professional fees incurred in connection with refinancing efforts related to the $70 million secured term credit facility.
Adjusted EBITDA
Adjusted EBITDA attributable to CorEnergy Stockholders for the three months ended March 31, 2016, was $16.9 million as compared to $8.3 million for the prior-year period. As noted above, the increases in adjusted EBITDA are primarily associated with the acquisition of GIGS in June 2015, partially offset by reduced revenues related to our financing agreements.
The following table presents a reconciliation of Adjusted EBITDA to Income Attributable to Common Stockholders as reported in the consolidated statements of income and comprehensive income:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Adjusted EBITDA	$16,920,897	$8,252,028
Other Adjustments:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	117,004	371,323
Net realized and unrealized gain (loss) on securities	(1,629,917)	419,934
Depreciation, amortization & accretion	(5,296,818)	(4,048,832)
Interest expense, net	(3,926,009)	(1,147,272)
Provision for loan losses	(4,645,188)	—
Non-controlling interest attributable to depreciation, amortization, accretion, and interest expense	596,026	559,812
Income tax benefit (expense)	1,255,126	(320,365)
Preferred dividend requirements	(1,037,109)	(737,500)
Income Attributable to Common Stockholders	$2,354,012	$3,349,128
Net Distributions and Dividends Recorded as Income
The following table summarizes the breakout of net distributions and dividends reported as income on the income statement. The table begins with the gross cash distributions and dividend income received from our investment securities during the three months ended March 31, 2016 and 2015. This amount is increased by cash distributions received in a prior period that were, at the time, deemed a return of capital and have been reclassified during the current period as income. Finally, a reduction is shown for cash distributions received in the current period that are deemed a return of capital and, as such, are not included in income received from investment securities. The portion of the distributions that are deemed to be return of capital in any period are based on estimates made at the time such distributions are received. These estimates may subsequently be revised based on information received from the portfolio company after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

Table of Contents	Glossary of Defined Terms

Net Distributions and Dividends Recorded as Income
	For the Three Months Ended
	March 31, 2016	March 31, 2015
Gross distributions and dividends received from investment securities	$259,734	$248,949
Add:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	117,004	371,323
Less:
Distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	1,165	29,864
Net distributions and dividends recorded as income	$375,573	$590,408
Net Realized and Unrealized Gain on Securities
We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict the Company's share of income and losses from the investment in the security, previously unrealized gains can be reclassified as dividend income.
For the three months ended March 31, 2016 and 2015, the $2.0 million decrease in realized and unrealized losses from other equity securities versus the prior-year period is primarily due to a combination of: (i) a $2.4 million increase in unrealized losses due to fluctuations in the valuation of Lightfoot; minus (ii) a $230 thousand change in the valuation of the Black Bison warrant; minus (iii) a $43 thousand unrealized gain on the 18-month escrow associated with the sale of VantaCore recognized during 2016.
The decrease in valuation of Lightfoot is due to a decrease in the public share price of Arc Logistics (ARCX) and a decrease in the value of Gulf LNG. ARCX share price at March 31, 2016, was $10.23/share, a decrease of $9.05/share from March 31, 2015. The decrease in Gulf LNG is due to an increase in the market discount rate and a decrease in the market growth rate, both resulting in a lower valuation.
Depreciation, Amortization, and Accretion
Depreciation, amortization, and accretion expense increased $1.2 million for the three months ended March 31, 2016, as compared to the prior-year period. The increase is primarily attributable to the acquisition of the GIGS in June 2015, partially offset by a decrease in depreciation expense due to the termination of the PNM Lease Agreement. Please refer to Note 4, Leases, for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
Interest Expense
Interest expense was approximately $3.9 million for the three months ended March 31, 2016, as compared to $1.1 million for the prior-year period. The $2.8 million increase is primarily attributable to: (i) $2.0 million of interest expense and $188 thousand of amortization of the discount on the Convertible Notes issued June 29, 2015; (ii) a 31 percent increase in the LIBOR rate spread and amortization of deferred debt costs associated with the extension of the $70 million secured term credit facility to March 30, 2016; and (iii) $64 thousand due to the amortization of deferred debt costs incurred in connection with the July 2015 upsizing of the Regions Credit Facility.
Non-Controlling Interest Attributable to Depreciation, Amortization, Accretion, and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Non-controlling interest attributable to depreciation, amortization, accretion, and interest expense items was $596 thousand for the three months ended March 31, 2016, as compared to $560 thousand for the prior-year period. The increase is primarily attributable to the amortization of deferred debt costs associated with the December 31, 2015, modification of the $70 million secured term credit facility during the current period.
Net Income Attributable to CorEnergy Stockholders
Net income attributable to common stockholders was $3.4 million, or $0.20 per common share, for the three months ended March 31, 2016, as compared to $4.1 million, or $0.36 per common share, for the three months ended March 31, 2015.
Common Equity Attributable to CorEnergy Shareholders per Share
As of March 31, 2016, our common equity decreased by approximately $6.7 million to $355.1 million from $361.8 million as of December 31, 2015. This decrease principally consists of: (i) dividends paid to our shareholders of approximately $10.0 million;

Table of Contents	Glossary of Defined Terms

minus (ii) net income attributable to CorEnergy common stockholders of approximately $3.4 million; plus (iii) $159 thousand of dividends reinvested under the DRIP plan; minus (iv) a $211 thousand decrease in accumulated other comprehensive income associated with our hedged derivative assets. The table below does not reflect non-controlling interest equity.

Book Value Per Share
Analysis of Equity	March 31, 2016	December 31, 2015
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding as of March 31, 2016, and December 31, 2015	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,951,757 and 11,939,697 shares issued and outstanding at March 31, 2016, and December 31, 2015 (100,000,000 shares authorized)	11,952	11,940
Additional paid-in capital	355,140,047	361,581,507
Accumulated retained earnings	—	—
Accumulated other comprehensive income	(20,279)	190,797
Total CorEnergy Stockholders' Equity	411,381,720	418,034,244
Subtract: 7.375% Series A cumulative redeemable preferred stock	(56,250,000)	(56,250,000)
Total CorEnergy Common Equity	355,131,720	361,784,244
Common shares outstanding	11,939,697	11,939,697
Book Value per Common Share	$29.74	$30.30
NAREIT FFO
FFO is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. As defined by the National Association of Real Estate Investment Trusts, NAREIT FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses of depreciable properties, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs), and after adjustments for unconsolidated partnerships and non-controlling interests. Adjustments for non-controlling interests are calculated on the same basis. We define FFO attributable to common stockholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO attributable to common shareholders may differ from methods used by other REITs and, as such, may not be comparable.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
Due to the legacy investments that we hold, we have also historically presented a measure of FFO, to which we refer herein as FFO Adjusted for Securities Investments, derived by further adjusting NAREIT FFO for distributions received from investment securities, income tax expense (benefit) from investment securities, net distributions and dividend income, and net realized and unrealized gain or loss on other equity securities.
We present NAREIT FFO and FFO Adjusted for Securities Investments because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is a key measure used by the Company in assessing performance and in making resource allocation decisions.
Both NAREIT FFO and FFO Adjusted for Securities Investments are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and that may also be the case with the energy infrastructure assets in which we invest. NAREIT FFO and FFO Adjusted for Securities Investments exclude depreciation and amortization unique to real estate and gains and losses from property dispositions and extraordinary items. As such, it provides a performance measure that provides a perspective not immediately apparent from net income when compared to prior-year periods. These metrics reflect the impact to operations from trends in base and participating rents, company operating costs, development activities and interest costs.
We calculate NAREIT FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts in its March 1995 White Paper (as amended in November 1999 and April 2002) and FFO Adjusted for Securities Investment as NAREIT FFO with additional adjustments described above due to our legacy investments. This may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly may not be comparable to such other REITs. NAREIT FFO and FFO Adjusted for Securities Investments do not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations, or other commitments and

Table of Contents	Glossary of Defined Terms

uncertainties. NAREIT FFO and FFO Adjusted for Securities Investments as historically reported by the Company should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance, or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
AFFO
Management uses AFFO as a measure of long-term sustainable operational performance. AFFO in excess of dividends is used for debt repayment, reinvestments, funding our ARO liability, or other commitments and uncertainties which are necessary to sustain our dividend over the long term. AFFO should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance, or as an alternative to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or service our indebtedness.
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three months ended March 31, 2016 and March 31, 2015. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred leasing costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments and provision for loan losses, above-market rent, noncash costs associated with derivative instruments and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Three Months Ended
	March 31, 2016	March 31, 2015
Net Income attributable to CorEnergy Stockholders	$3,391,121	$4,086,628
Less:
Preferred Dividend Requirements	1,037,109	737,500
Net Income attributable to Common Stockholders	2,354,012	3,349,128
Add:
Depreciation	5,089,753	4,033,490
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	411,455	411,455
NAREIT funds from operations (NAREIT FFO)	7,032,310	6,971,163
Add:
Distributions received from investment securities	259,734	248,949
Income tax expense (benefit) from investment securities	(475,637)	412,864
Less:
Net distributions and dividend income	375,573	590,408
Net realized and unrealized gain (loss) on other equity securities	(1,628,752)	449,798
Funds from operations adjusted for securities investments (FFO)	8,069,586	6,592,770
Add:
Provision for loan losses, net of tax	4,040,081	—
Transaction costs	36,915	672,747
Amortization of debt issuance costs	617,097	305,710
Amortization of deferred lease costs	22,983	15,342
Accretion of asset retirement obligation	184,082	—
Income tax expense (benefit)	(174,382)	(92,499)
Amortization of above market leases	—	72,987
Unrealized (gain) loss associated with derivative instruments	23,875	(16,880)
Less:
EIP Lease Adjustment	—	542,809
Non-Controlling Interest attributable to AFFO reconciling items	36,804	23,284
Adjusted funds from operations (AFFO)	$12,783,433	$6,984,084

Weighted Average Shares of Common Stock Outstanding:
Basic	11,943,938	9,322,652
Diluted	15,428,787	9,322,652
NAREIT FFO attributable to Common Stockholders
Basic	$0.59	$0.75
Diluted	$0.59	$0.75
FFO attributable to Common Stockholders
Basic	$0.68	$0.71
Diluted	$0.65	$0.71
AFFO attributable to Common Stockholders
Basic	$1.07	$0.75
Diluted	$0.96	$0.75
NAREIT FFO
NAREIT FFO for the three months ended March 31, 2016 and 2015, totaled approximately $7.0 million and $7.0 million, respectively. NAREIT FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition above.
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
FFO for the three months ended March 31, 2016 and 2015, equaled approximately $8.1 million and $6.6 million, respectively. FFO was calculated in accordance with the National Association of Real Estate Investment Trust's definition, above. In addition, we further adjusted NAREIT FFO for distributions received from investment securities, income tax expense (benefit) from investment securities, net distributions and dividend income, and net realized and unrealized gain or loss on other equity securities as follows:

Table of Contents	Glossary of Defined Terms

•
For the three months ended March 31, 2016, we adjusted NAREIT FFO by adding distributions received from investment securities of approximately $260 thousand; by subtracting income tax expense from investment securities of approximately $476 thousand; by subtracting net distributions and dividend income of approximately $376 thousand; and by eliminating a net realized and unrealized loss on other equity securities of approximately $1.6 million.

•
For the three months ended March 31, 2015, we adjusted NAREIT FFO by adding distributions received from investment securities of approximately $249 thousand; by adding income tax expense from investment securities of approximately $413 thousand; by subtracting net distributions and dividend income of approximately $590 thousand; and by eliminating a net realized and unrealized gain on other equity securities of approximately $450 thousand.

For the three months ended March 31, 2016, $0 of net income is attributable to the PNM Lease Agreement versus $69 thousand for the prior-year period. Included in the amount being added back to depreciation expense attributable to EIP leased asset is $0 for the current-year period as compared to $570 thousand for the three months ended March 31, 2015.
AFFO
AFFO for the three months ended March 31, 2016 and 2015, totaled approximately $12.8 million and $7.0 million, respectively. In addition to the adjustments outlined in the AFFO definition above, we have included an adjustment to back out lease revenue associated with the EIP investment. This adjustment equals $0 for the three months ended March 31, 2016, and $543 thousand for the prior-year period. Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. The Company completed the sale of EIP on April 1, 2015.
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
For the years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 is 20 percent. The Company elected to be taxed as a REIT for 2013 and subsequent years rather than a C corporation and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. A portion of our normal distributions in 2013 have been characterized for federal income tax purposes as a distribution of those earnings and profits from non-REIT years and have been treated as QDI. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution will be treated as QDI.
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

Table of Contents	Glossary of Defined Terms

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
SEASONALITY
Though MoGas has stable revenues throughout the year, it will complete necessary pipeline maintenance during "non-heating" season, or quarters two and three. Therefore, MoGas operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of March 31, 2016, please refer to "Item 2 - Properties" in our annual report on Form 10-K for the year ended December 31, 2015, and to Notes 3, 4, and 5 in the Notes to the Consolidated Financial Statements included in this report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended March 31, 2016.
Grand Isle Gathering System
Depressed commodity prices have negatively impacted the operational and financial condition of EXXI. On April 14, 2016, EXXI and substantially all of its directly and indirectly owned subsidiaries filed a voluntary petition to reorganize under Chapter 11 Bankruptcy Code, after reaching an agreement with certain creditors to provide support for a restructuring of its debt. The proposed agreement would eliminate over $2.8 billion of debt. CorEnergy's tenant under the GIGS Lease, Energy XXI GIGS Services, LLC has not filed for bankruptcy. Therefore, its obligations under the GIGS Lease are currently not subject to the bankruptcy proceedings.
The bankruptcy filing of the guarantor of the Grand Isle Gathering System Lease, EXXI, and its failure to make interest payments to its creditors within the applicable cure period, would have constituted defaults under the terms of the GIGS Lease. However, CorEnergy provided a conditional waiver to certain remedies of these defaults. This allowed CorEnergy’s tenant to remain outside the bankruptcy proceedings.
Our tenant is currently compliant with the GIGS Lease Agreement and we continue to believe that our asset is critical to EXXI’s ability to meet the objectives set forth within its restructuring plan. EXXI has stated its intentions to continue normal operations during the bankruptcy proceedings and is current on its rent.
On April 25, 2015, EXXI was delisted from the NASDAQ Stock Market as a result of failing to meet certain listing standards. EXXI has begun trading on the OTC Pink Market.
Pinedale LGS
Depressed commodity prices have negatively impacted the operational and financial condition of UPL. Ultra Petroleum filed on April 29, 2016, a voluntary petition to reorganize under Chapter 11. The filing includes Ultra Wyoming LGS, LLC, the operator of the Pinedale LGS and tenant of the Pinedale Lease Agreement.
The bankruptcy filing of both the guarantor, Ultra Petroleum, and the tenant and circumstances prompting the filing constitute defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing serves as a stay of the Company's ability to exercise remedies for certain of those defaults. However, Section 365 of the Bankruptcy Code requires Ultra Wyoming to comply on a timely basis with many provisions of the Pinedale Lease Agreement, including the payment provisions. The only exception to that requirement is if Ultra Wyoming takes specific action to reject the Pinedale Lease Agreement. Ultra Wyoming has not filed a motion to reject the Pinedale Lease.
Our tenant is currently compliant with the Pinedale Lease Agreement and we continue to believe that our asset is critical to UPL’s ability to meet the objectives set forth within its restructuring plan. UPL has stated its intentions to continue normal operations during the bankruptcy proceedings and is current on its rent.
On May 2, 2015 UPL was delisted from the NYSE Stock Market as a result of failing to meet certain listing standards. UPL has begun trading on the OTC Pink Market.
Black Bison
On February 29, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of Black Bison Water Services, LLC, the borrower of the Black Bison financing notes receivable. See Note 5 in the Notes to the Consolidated Financial Statements in this report.

Table of Contents	Glossary of Defined Terms

Omega Pipeline
On January 28, 2016, Omega was awarded a new 10-year contract with the Department of Defense, to provide natural gas and gas distribution assets to Fort Leonard Wood through Omega’s approximately 70-mile pipeline distribution system on the military base. As a result of the new contract natural gas and propane costs are being presented net in transportation and distribution revenue. See Note 2 in the Notes to the Consolidated Financial Statements in this report.
Private Security Assets
As of March 31, 2016, investments in securities of energy infrastructure companies represents approximately 1.0 percent of the Company’s total assets. The following is a summary of the fair values of the other equity securities that we held at March 31, 2016, as they compare to the fair values at December 31, 2015:

Fair Value of Other Equity Securities
Portfolio Company	Fair Value At March 31, 2016	Fair Value At December 31, 2015	$ Change	% Change
Lightfoot	$6,837,442	$8,393,683	$(1,556,241)	(18.5)%
Total Other Equity Securities	$6,837,442	$8,393,683	$(1,556,241)	(18.5)%
Lightfoot
The fair value of Lightfoot as of March 31, 2016, decreased approximately $1.6 million, or 18.5 percent, as compared to the valuation at December 31, 2015, primarily due to the change in value of Arc Logistics' publicly traded shares offset by a decrease in the Company's marketability discount.
During the first quarter, the Company received a distribution of $255 thousand and expects these distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics and Gulf LNG. However, both the ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG, nor Lightfoot is under any obligation to make such distributions. On March 1, 2016 an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C ("Eni USA"), one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA terminate its' agreement with Gulf LNG, this could materially impact Arc Logistics and Gulf LNG's ability to fund their distributions to the Company. Accordingly, there can be no assurance that our expectations concerning 2016 distributions from Lightfoot will be realized.
VantaCore
The company received its final escrow distribution of $1.4 million on April 1, 2016. For additional details, please refer to Item 2.01 of the Company's Current Report on Form 8-K, filed with the SEC on October 7, 2014.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2016, we had approximately $67.1 million available for future investment representing cash of $12.8 million plus revolver availability of $54.2 million less the following near-term commitments:

•	current maturities of long-term debt of $4.3 million;

•	accounts payable and other accrued liabilities totaling $4.7 million; and

•	management fee payable of $1.9 million.
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

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing and Financing Activities
Cash Flows from Operating Activities
For the three months ended March 31, 2016, cash provided by operating activities totaled approximately $16.7 million, representing an increase of approximately $10.6 million as compared to the three months ended March 31, 2015. The significant increase that primarily drove this change was the addition of the GIGS lease payments starting July 1, 2015. Cash provided by the GIGS lease payments for the three months ended March 31, 2016 was $10.5 million.
Cash Flows from Investing Activities
Significant factors impacting the $79 thousand of cash used in investing activities during the three months ended March 31, 2016 were as follows:

•	Additional funding of the Black Bison and Four Wood financing notes of $202 thousand.

•	Purchases of property and equipment of $102 thousand.

•	Proceeds received on foreclosure of Black Bison Intermediate Holdings of $223 thousand.
Significant factors impacting the $2.1 million of cash used in investing activities during the three months ended March 31, 2015 included the following:

•	$2.0 million of capital improvements in connection with the Portland Terminal facility.
Cash Flows from Financing Activities
Significant factors impacting the $18.4 million of cash used in financing activities during the three months ended March 31, 2016 included the following:

•	Common and preferred dividends paid of $8.8 million and $1.0 million, respectively.

•	$44.0 million drawn on the Regions revolver then used in connection with the Pinedale refinancing.

•	Principal payments of $51.4 million in connection with the Pinedale refinancing.

•	Principal payments on the term note of $900 thousand.
Significant factors impacting the $15.0 million of cash provided by financing activities during the three months ended March 31, 2015 included the following:

•	The January 2015 preferred stock offering generated approximately $54.2 million, of which, $32.0 million was subsequently used to pay down the Regions Revolver.

•	Common dividends paid of approximately $6.0 million.

•	Distributions to non-controlling interests of $681 thousand.

•	Principal payments on the $70 million secured term credit facility totaling $882 thousand.
Revolving and Term Credit Facilities
Credit Facilities of the REIT
In conjunction with the MoGas Transaction on November 24, 2014, the Company increased their credit facility to $90 million at the REIT level, and $3.0 million at the subsidiary entity level (the "Regions Revolver"). For the first six months subsequent to the increase, the facility bore interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. Beginning May 24, 2015 and through July 7, 2015 the interest rate was determined by a pricing grid where the applicable interest rate was LIBOR plus 2.75 percent to 3.50 percent, depending on the Company's leverage ratio at such time. On June 29, 2015, the Company borrowed against the revolver in the amount of $42 million in conjunction with the GIGS transaction.
On July 8, 2015, the Company amended and upsized its existing $93 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153 million, consisting of (i) an increase in the Regions Revolver to $105 million, (ii) the existing $3 million MoGas Revolver at the subsidiary entity level (as detailed below) and (iii) a $45 million term loan at the CorEnergy parent entity level (the "Regions Term Loan" and, collectively with the upsized Regions Revolver and the MoGas Revolver, the "Regions Credit Facility"). Upon closing the Regions Credit Facility, CorEnergy drew $45 million on the Regions Term Loan to pay down the balance on the Regions Revolver that had been used in funding the recent GIGS acquisition.
Effective as of March 4, 2016, the Company and the required lenders under the Regions Revolver executed a Limited Consent and Amendment (the “Consent”).  Pursuant to such Consent, among other things, the lenders consented to the Company’s use of

Table of Contents	Glossary of Defined Terms

up to $49.0 million, up to $44.0 million of which could come from the proceeds of draws under the Regions Revolver, in connection with the refinancing of Pinedale LP’s outstanding indebtedness due under the $70 million secured term credit facility on March 30, 2016 as discussed below.  The Company now has approximately $54.2 million of available borrowing capacity on the Regions Revolver. The Company paid fees to the lenders in connection with the Consent in an aggregate amount of $193 thousand.
For a summary of the additional material terms of the Regions Credit Facility, please see Note 12 in the Notes to the Consolidated Financial Statements included in this report.
Pinedale Facility
Pinedale LP had a $70.0 million secured term credit facility that provided for monthly payments of principal and interest. Under the original agreement, outstanding balances under the credit facility generally accrued interest at a variable annual rate equal to LIBOR plus 3.25 percent and were secured by the Pinedale LGS. Pinedale LP was obligated each month to pay all accrued interest as well as principal payments of $294 thousand. The $70 million secured term credit facility was set to expire at the end of December 2015, however, the Company extended the facility through March 30, 2016. Under the December 31, 2015 extension amendment, outstanding balances accrued interest at a variable annual rate equal to LIBOR plus 4.25 percent. Pinedale LP made principal payments totaling $3.2 million during the extension period through March 30, 2016. On March 30, 2016, the Company and Prudential Capital, as the Refinancing Lenders and in proportion to their pro rata equity interests in Pinedale LP, together paid the remaining $58.5 million principal balance of the $70 million secured term credit facility and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. Refer to Note 12 in the Notes to the Consolidated Financial Statements included in this report for additional information.
Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In December of 2012, we executed interest rate swap derivatives covering $52.5 million of notional value of the $70 million secured term credit facility, to add stability to our interest expense and to manage our exposure to interest rate movements on our LIBOR based borrowings. Through March 30, 2016, the interest rate swap derivatives remained in place on $52.5 million of the secured term credit facility at a base rate of 3.25 percent plus 0.865 percent. As part of the March 30, 2016 refinancing, the Company terminated one of the derivative contracts, representing half of the amount hedged.
Convertible Notes
On June 29, 2015, CorEnergy Infrastructure Trust, Inc. completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020. The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.
The Company may not redeem the Convertible Notes prior to the maturity date. Holders may convert their Convertible Notes into shares of the Company’s common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes is 30.3030 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $33 per share of Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture. Refer to Note 13 in the Notes to the Consolidated Financial Statements included in this report for additional information.
MoGas Credit Facility
In conjunction with the MoGas Transaction, MoGas Pipeline LLC and United Property systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and reborrow loans up to$3.0 million outstanding at any time. On July 8, 2015 the revolving credit agreement was amended and restated in accordance with the expansion of the REIT credit facilities mentioned previously. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the Regions Revolver and term loan. As of March 31, 2016, there had been no borrowings against the MoGas Revolver. As of March 31, 2016, the co-borrowers are in compliance with all covenants of the MoGas Revolver.
Mowood/Omega Credit Facility
On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a $1.5 million Revolving Note Payable Agreement ("2014 Note Payable Agreement"), under which interest accrued at the Prime Lending Rate as published in the Wall Street Journal, plus 0.5 percent, and was payable monthly, and in full, with accrued interest on the initial termination date of January 31, 2015. Borrowings on the 2014 Note Payable Agreement were secured by Mowood's and Omega's assets. On January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015.

Table of Contents	Glossary of Defined Terms

On July 31, 2015, the 2014 Note Payable Agreement was allowed to expire and a new $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank. The new Mowood/Omega Revolver will be used for working capital and general business purposes, is guaranteed and secured by the assets of Mowood and has a maturity of July 31, 2016. Interest accrues at LIBOR plus 4.00 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at March 31, 2016.
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
As of July 8, 2015 under the amended and restated Regions Revolver and term loan agreement, the Company is subject to certain revised financial covenants as follows: (i) a minimum debt service coverage ratio of 2.0 to 1.0; (ii) a maximum total leverage ratio of 5.0 to 1.0; (iii) a maximum senior secured recourse leverage ratio (which generally excludes debt from Unrestricted Subs) of 3.00 to 1.0.; and (iv) a maximum total funded debt to capitalization ratio of 50 percent. Effective September 30, 2015, the Regions Revolver was amended to clarify that the covenant related to the Company's ability to make distributions is tied to AFFO and applicable REIT distribution requirements, and provides that, in the absence of any acceleration of maturity following an Event of Default, the Company may make distributions equal to the greater of the amount required to maintain the Company's REIT status and 100 percent of AFFO for the trailing 12-month period.
The $70 million secured term credit facility was subject to (i) a minimum interest rate coverage ratio of 5.5 to 1.0; (ii) a maximum leverage ratio through the computation period ending August 31, 2015, 3.5 to 1.0 and, thereafter, 3.25 to 1.0; and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. As a result of the March 30, 2016 refinancing the minimum interest coverage ratio was amended to a ratio of 3.0 to 1.0.
We were in compliance with all covenants at March 31, 2016.
Equity Offerings
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional securities consisting of (i) common stock, (ii) preferred stock, (iii) fractional interests in shares of our preferred stock represented by depositary shares, (iv) senior and/or subordinated debt securities, (v) subscription rights to purchase shares of our common stock, preferred stock (or depositary shares representing a fractional interest therein) and/or debt securities, (vi) warrants representing rights to purchase shares of our common stock, preferred stock (or depositary shares representing a fractional interest therein) and/or debt securities, or (vii) units consisting of a combination of any of the foregoing, with an aggregate offering price of up to $600.0 million.
As of March 31, 2016, we have issued 12,060 shares of common stock under the Company's dividend reinvestment plan, reducing availability by approximately $159 thousand.

Table of Contents	Glossary of Defined Terms

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

Liquidity and Capitalization
	As of March 31, 2016	As of December 31, 2015
Cash and cash equivalents	$12,849,652	$14,618,740
Line of credit	$44,000,000	$—

Long-term debt (excluding current maturities)	160,469,767	150,732,752
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	56,250,000	56,250,000
Capital stock, non-convertible, $0.001 par value	11,952	11,940
Additional paid-in capital	355,140,047	361,581,507
Accumulated retained earnings	—	—
Accumulated other comprehensive income	(20,279)	190,797
CorEnergy equity	411,381,720	418,034,244
Total CorEnergy capitalization	$571,851,487	$568,766,996
We also have two additional lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $3.0 million and $1.5 million.
Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will fund our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.
Our sources of liquidity as of March 31, 2016, to pay our remaining 2016 commitments, include the amounts available under our revolving credit facilities of approximately $58.7 million and unrestricted cash on hand of approximately $12.8 million. As authorized by our Board of Directors, we may use our liquidity to purchase up to an additional $10.0 million of our common stock and up to $15.0 million of face value of our convertible debt, subject to market conditions and compliance with all applicable regulatory requirements. See Note 16 in the Notes to the Consolidated Financial Statements in this report, for shares of common stock purchased in April 2016.
We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2016 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Private Securities Investments
As of March 31, 2016, our only remaining securities investment was Lightfoot. For additional information concerning Lightfoot and related developments during 2016 please refer to the discussion presented above in this Item 2 under the heading “Asset Portfolio and Related Developments.”
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets and, to the extent compatible with our status as a REIT, equity enhancements to certain of our real property investments), and we intend to liquidate our remaining private securities investments in an orderly manner.

Table of Contents	Glossary of Defined Terms

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of March 31, 2016:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt (2)	$11,085,750	$668,556	$1,337,112	$9,080,082	$—
Interest payments on Pinedale LP Debt (2)		817,793	1,586,361	1,410,760	—
Convertible Debt	$115,000,000	—	—	115,000,000	—
Interest payments on Convertible Debt		8,050,000	16,100,000	12,075,000	—
Regions Term Note (1)	$42,300,000	3,600,000	7,200,000	31,500,000	—
Interest payment on Regions Term Note		1,403,461	2,436,811	745,375	—
Totals		$14,539,810	$28,660,284	$169,811,217	$—
(1) The amount shown as the Notional Value for the Regions Term Note represents the outstanding principal balance at 3/31/16.
(2) The amounts for Pinedale LP debt above represent Prudential's share of the principal and interest payments which is 18.95%. CORR's share of the principal and interest are eliminated in consolidation as these have become intercompany in Q1 due to CORR taking over with Prudential as Refinancing Lenders on the Pinedale LP note. See footnote 12, Credit Facilities, for further information.

The Company's revolving credit facilities are not included in the above table because they relate to indebtedness under a line of credit with no fixed repayment schedule. Fees paid to Corridor under the Management Agreement and the Administrative Agreement are not included because they vary as a function of the value of our total assets under management. For additional information see Note 10 in the Notes to the Consolidated Financial Statements in this report.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
MAJOR TENANTS
As of March 31, 2016, the Company had three significant leases. For additional information concerning each of these leases, see Note 4 in the Notes to the Consolidated Financial Statements included in this report. The table below displays the impact of significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of		For the Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2016	March 31, 2015
Pinedale LGS	39.9%	40.0%	30.4%	70.4%
Grand Isle Gathering System	50.1%	50.1%	59.8%	—
Portland Terminal Facility	9.7%	9.6%	9.7%	20.7%
Public Service of New Mexico (2)	—	—	—	8.7%
(1) Insignificant leases are not presented, thus percentages may not sum to 100%.
(2) The Public Service of New Mexico lease terminated on April 1, 2015.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended March 31, 2016, the sources of our stockholder distributions include lease and financing revenue from our real property assets and distributions from our investment securities. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
The Company paid its fourth quarter common stock dividend of $0.75 per share on February 29, 2016.
On April 27, 2016, the Board of Directors declared the Company's 2016 first quarter common stock dividend of $0.75 per share. The first quarter dividend is payable on May 31, 2016 to shareholders of record on May 13, 2016.

Table of Contents	Glossary of Defined Terms

On April 27, 2016, the Board of Directors also declared a dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending March 31, 2016. The preferred stock dividend is payable on May 31, 2016 to shareholders of record on May 13, 2016.
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
IMPACT OF INFLATION AND DEFLATION
Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction, and weakened consumer demand. Restricted lending practices could impact our ability to obtain financings or to refinance our properties and our tenants' ability to obtain credit. During inflationary periods, we intend for substantially all of our tenant leases to be designed to mitigate the impact of inflation. Generally, our leases include rent escalators that are based on the CPI, or other agreed upon metrics that increase with inflation.
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
A more complete discussion of our critical accounting estimates is presented under the heading “Critical Accounting Estimates” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the year ended December 31, 2015 as previously filed with the SEC.  The following information updates our discussion of Critical Accounting Estimates related to Long-Lived Assets and Goodwill in our annual report.
Goodwill Impairment
Our goodwill represents the excess of the amount we paid for MoGas over the fair value of the net identifiable assets acquired. We periodically evaluate our goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation requires us to compare the fair value of the assets to the current and future operating performance of the assets, the most important of which is discounted operating cash flows. If the fair value exceeds the carrying amount, goodwill is not considered impaired.
We estimate the fair value of MoGas based on a number of factors, including discount rates, projected cash flows and the potential value we would receive if we sold the business.We also compare the total fair value to our overall enterprise value, which considers the market value for our common and preferred units. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of MoGas and assumptions related to their customers, such as their future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates. If the assumptions embodied in the projections prove inaccurate, we could incur a future impairment charge.
We acquired MoGas on November 24, 2014 and recorded the assets, liabilities and goodwill at fair value on the date they were acquired. As a result, any level of decrease in the forecasted cash flows of these assets or increases in the discount rates utilized to value the assets from their respective acquisition dates would likely result in the fair value of the assets falling below the carrying value, and could result in an assessment of whether the related goodwill is impaired.
Commodity prices have continued to decline since late 2014, and that decline has adversely impacted forecasted cash flows, discount rates and stock/unit prices for most companies in the energy industry.
We continue to monitor goodwill and we could experience impairments of goodwill in the future if we experience material customer defaults. As of March 31, 2016 we have not recorded any impairments of goodwill.

Table of Contents	Glossary of Defined Terms

 Long-Lived Assets
Our long-lived assets consist primarily of a subsea midstream pipeline system, liquids gathering system, petroleum products terminal and natural gas pipelines that have been obtained through a business combination and asset acquisitions. The initial recording of these long-lived assets was at fair value, which is estimated by management primarily utilizing market-related information and other projections on the performance of the assets acquired. Management reviews this information to determine its reasonableness in comparison to the assumptions utilized in determining the purchase price of the assets in addition to other market-based information that was received through the purchase process and other sources. These projections also include projections on potential obligations assumed in these acquisitions. Due to the imprecise nature of the projections and assumptions utilized in determining fair value, actual results can, and often do, differ from our estimates.
We utilize assumptions related to the useful lives and related terminal value of our long-lived assets in order to determine depreciation and amortization expense each period. Due to the imprecise nature of the projections and assumptions utilized in determining useful lives, actual results can differ from our estimates.
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value of our assets based on our long-lived assets' ability to generate future cash flows on an undiscounted basis. This differs from our evaluation of goodwill, for which we perform an assessment of the recoverability of goodwill utilizing fair value estimates that primarily utilize discounted cash flows in the estimation process (as described above), and accordingly any goodwill impairment recognized may not be indicative of a similar impairment of the related underlying long-lived assets.
Projected cash flows of our long-lived assets are generally based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value we would receive if we sold the asset, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates.
We continue to monitor our long-lived assets, and we could experience additional impairments of the remaining carrying value of these long-lived assets in the future if we receive additional negative information about market conditions or our tenants which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those investments. As of March 31, 2016, we have not recorded an impairment of long-lived assets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of March 31, 2016, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2015.
As of March 31, 2016, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $6.8 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $425 thousand.
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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of March 31, 2016, we had $160.5 million in long-term debt (net of current maturities). The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves)

Table of Contents	Glossary of Defined Terms

derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt.
On March 30, 2016, the Company and Prudential Capital ("the Lenders") together paid the $58.5 million principal balance of the $70 million secured term credit facility and the Company executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Lenders. The facility was further modified to increase the LIBOR Rate to the greater of (i) 1.0% and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to seven percent (7.0 percent) per annum. The Company also terminated the one-half of its original derivative contracts, leaving a $26.3 million derivative contract with Bank of America as of March 31, 2016.
Variable rate debt as of March 31, 2016, was $11.1 million under the Pinedale facility, $44.0 million under the Regions Revolver, and $42.3 million under the Regions Term Note. These variable rate debt instruments total $71.1 million of variable rate debt after giving effect to our $26.3 million interest rate swap at March 31, 2016. A 100 basis point increase or decrease in current LIBOR rates would result in a $268 thousand increase or decrease of interest expense for the three months ended March 31, 2016. As of March 31, 2016, the fair value of our hedge derivative liability totaled approximately $91 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase the net hedged derivate instrument by $434 thousand, while a decrease of 100 basis points would decrease the net hedged derivative instrument by $288 thousand as of March 31, 2016.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (our principal executive and principal financial officers, respectively), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this report, our Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any securities during the three months ended March 31, 2016, that were not registered under the 1933 Act.

Table of Contents	Glossary of Defined Terms

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
The Company entered into a Letter Agreement, dated May 9, 2016 and effective as of March 31, 2016, concerning calculation of the Management Fee under the Management Agreement dated May 8, 2015, effective May 1, 2015, between the Company and Corridor InfraTrust Management, LLC, the material terms of which are described in Note 10 in the Notes to the Consolidated Financial Statements presented in this report. The full text of such Letter Agreement is filed as an exhibit to this report.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.2.5
Letter Agreement, dated May 9, 2016, concerning Management Fee for March 31, 2016 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. - filed herewith

10.20.5	Limited Consent and Amendment, dated March 4, 2016 by and among the Company and Regions Bank, et al.(1)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends- filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101
The following materials from CorEnergy Infrastructure Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements - furnished herewith

(1)	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015 and filed March 14, 2016.

Table of Contents	Glossary of Defined Terms

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

May 10, 2016

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)
May 10, 2016