Form 10-Q
period 2016-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2016-08-09
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-33292
_________________________________________________________
CORENERGY INFRASTRUCTURE TRUST, INC.
______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐    No  ☒
As of July 31, 2016, the registrant had 11,870,869 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016
TABLE OF CONTENTS
____________________________________________________________________________________________

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes, and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the Annual Report on Form 10-K, for the year ended December 31, 2015.

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2015.

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
Bbls: standard barrel containing 42 U.S. gallons
BB Intermediate: Black Bison Intermediate Holdings, LLC, the holding company of Black Bison Water Services
Black Bison Notes: the financing notes between Corridor Bison and CorEnergy BBWS and BBWS
BBWS: Black Bison Water Services, LLC, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans
Code: the Internal Revenue Code of 1986, as amended
CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR)
CorEnergy BBWS: CorEnergy BBWS, Inc., a wholly-owned subsidiary of CorEnergy
Convertible Notes: the Company's 7.00% Convertible Senior Notes Due 2020
Corridor: Corridor InfraTrust Management, LLC, the Company's external manager pursuant to the Management Agreement
Corridor Bison: Corridor Bison, LLC a wholly-owned subsidiary of CorEnergy
Corridor MoGas: Corridor MoGas, Inc., a wholly-owned subsidiary of CorEnergy and the holding company of MoGas and United Property Systems
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned subsidiary of CorEnergy
CPI: Consumer Price Index
EIP: the Eastern Interconnect Project, which includes 216 miles of 345-kilovolt transmission lines, towers, easement rights, converters and other grid support components that move electricity across New Mexico between Albuquerque and Clovis
Exchange Act: the Securities Exchange Act of 1934, as amended
Expedition: collectively, Expedition Water Solutions Colorado LLC, Expedition #1 Powder River LLC, Expedition #2 Powder River LLC, Expedition #3 Powder River LLC and EWS #5 DJ Basin LLC
EXXI: Energy XXI Ltd (OTC Pink: EXXIQ)
EXXI Tenant: Energy XXI GIGS Services, LLC, a wholly-owned operating subsidiary of EXXI that is the tenant under Grand Isle Corridor's triple-net lease of the Grand Isle Gathering System

Table of Contents	Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS (Continued from previous page)
FASB: Financial Accounting Standards Board
Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy
Four Wood Energy: Four Wood Energy Partners LLC, a wholly-owned subsidiary of Four Wood Capital Partners LLC
Four Wood Notes: the financing notes between Four Wood Corridor and Corridor Private and SWD
GAAP: U.S. generally accepted accounting principles
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor, LP and triple-net leased to a wholly-owned subsidiary of Energy XXI Ltd
Grand Isle Corridor: Grand Isle Corridor, LP, an indirect wholly-owned subsidiary of the Company
Grand Isle Gathering System: a subsea midstream pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets are triple-net leased to EXXI Tenant
Indenture: collectively, that certain Base Indenture, dated June 29, 2015, as supplemented by the related First Supplemental Indenture, dated as of June 29, 2015, between the Company and Computershare Trust Company, N.A., as Trustee for the Convertible Notes
Leeds Path West: Corridor Leads Path West, Inc., a wholly-owned subsidiary of CorEnergy
Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC
Management Agreement: the Management Agreement effective July 1, 2013, as amended effective January 1, 2014, between the Company and Corridor
New Management Agreement: the Management Agreement effective May 1, 2015, between the Company and Corridor
MMBTu: Million British Thermal Units, a measurement of natural gas
MoGas: MoGas Pipeline LLC, an indirect wholly-owned subsidiary of CorEnergy
MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, owned and operated by MoGas
MoGas Revolver: a $3 million revolving line of credit facility at the MoGas subsidiary level with Regions Bank
Mowood: Mowood, LLC, an indirect wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC
Mowood/Omega Revolver: a $1.5 million revolving line of credit facility at the Mowood subsidiary level with Regions Bank
NAREIT: National Association of Real Estate Investment Trusts
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC
Omega Pipeline: Omega's natural gas distribution system in south central Missouri
Pinedale Credit Facility: a $70 million secured term credit facility, with the Company and Prudential as current lenders, used by Pinedale Corridor, LP to finance a portion of the acquisition of the Pinedale LGS. See Note 12, Credit Facilities, for a more in-depth discussion of this agreement.
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
QDI: qualified dividend income
Regions Revolver: the Company’s $105 million revolving line of credit facility with Regions Bank
Regions Credit Facility: the Company's $45 million Term Loan, together with the upsized $105 million Regions Revolver and the $3 million MoGas Revolver with Regions Bank
Regions Term Loan: the Company's $45 million term loan with Regions Bank that is part of the Regions Credit Facility
REIT: real estate investment trust
SEC: Securities and Exchange Commission
SWD: SWD Enterprises, LLC, a wholly-owned subsidiary of Four Wood Energy Partners, LLC
TRS: taxable REIT subsidiary
Ultra Petroleum: Ultra Petroleum Corp. (OTC Pink: UPLMQ)
Ultra Wyoming: Ultra Wyoming LGS LLC, an indirect wholly-owned subsidiary of Ultra Petroleum
United Property Systems: United Property Systems, LLC, an indirect wholly-owned subsidiary of CorEnergy, acquired with the MoGas transaction in November 2014
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

•	the loss of any member of our management team;

•	our continued ability to access the debt and equity markets;

•	our ability to successfully implement our selective acquisition strategy;

•	our ability to obtain suitable tenants for our properties;

•	our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;

•	changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;

•	our ability to comply with certain debt covenants;

•	dependence by us and our tenants on key customers for significant revenues, and the risk of defaults by any such tenants or customers;

•	our or our tenants' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	the continued availability of third party pipelines, railroads or other facilities interconnected with certain of our infrastructure assets;

•	risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by extreme weather patterns and other natural phenomena;

•	our ability to sell properties at an attractive price;

•	market conditions and related price volatility affecting our debt and equity securities;

•	competitive and regulatory pressures on the revenues of our interstate natural gas transmission business;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences;

•	declines in the market value of our investment securities;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
Assets
Leased property, net of accumulated depreciation of $42,821,737 and $33,869,263	$500,273,741	$509,226,215
Property and equipment, net of accumulated depreciation of $7,615,837 and $5,948,988	118,335,359	119,629,978
Financing notes and related accrued interest receivable, net of reserve of $4,100,000 and $13,784,137	1,500,000	7,675,626
Other equity securities, at fair value	8,036,137	8,393,683
Cash and cash equivalents	8,116,117	14,618,740
Accounts and other receivables	14,658,133	10,431,240
Deferred costs, net of accumulated amortization of $1,708,009 and $2,717,609	3,685,192	4,187,271
Prepaid expenses and other assets	808,011	491,024
Deferred tax asset	1,977,585	1,606,976
Goodwill	1,718,868	1,718,868
Total Assets	$659,109,143	$677,979,621
Liabilities and Equity
Current maturities of Term loan – related party	$668,556	$—
Current maturities of Term loan	7,890,000	66,132,000
Term loan – related party	9,660,629	—
Term loan, net of deferred debt costs	33,260,436	39,308,842
Line of credit	44,000,000	—
7.00% Convertible Senior Notes, net of discount and deferred debt costs	110,851,168	111,423,910
Asset retirement obligation	13,197,499	12,839,042
Accounts payable and other accrued liabilities	2,540,699	2,317,774
Management fees payable	1,699,786	1,763,747
Unearned revenue	54,094	—
Total Liabilities	$223,822,867	$233,785,315
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding as of June 30, 2016, and December 31, 2015	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,869,828 and 11,939,697 shares issued and outstanding at June 30, 2016, and December 31, 2015 (100,000,000 shares authorized)	11,870	11,940
Additional paid-in capital	352,270,804	361,581,507
Accumulated other comprehensive income (loss)	(17,274)	190,797
Total CorEnergy Equity	408,515,400	418,034,244
Non-controlling Interest	26,770,876	26,160,062
Total Equity	435,286,276	444,194,306
Total Liabilities and Equity	$659,109,143	$677,979,621
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue
Lease revenue	$16,996,072	$6,799,879	$33,992,144	$14,135,980
Transportation and distribution revenue	5,064,680	3,546,979	10,164,131	7,196,714
Financing revenue	—	668,904	162,344	1,329,296
Sales revenue	—	1,665,908	—	4,007,563
Total Revenue	22,060,752	12,681,670	44,318,619	26,669,553
Expenses
Transportation and distribution expenses	1,378,306	1,272,025	2,740,631	2,469,993
Cost of Sales	—	569,958	—	1,818,288
General and administrative	2,773,240	1,905,329	6,063,092	4,473,848
Depreciation, amortization and ARO accretion expense	5,737,025	3,495,986	11,033,843	7,544,818
Provision for loan loss and disposition	369,278	—	5,014,466	—
Total Expenses	10,257,849	7,243,298	24,852,032	16,306,947
Operating Income	$11,802,903	$5,438,372	$19,466,587	$10,362,606
Other Income (Expense)
Net distributions and dividend income	$214,169	$193,410	$589,742	$783,818
Net realized and unrealized gain (loss) on other equity securities	1,199,665	43,385	(429,087)	493,183
Interest expense	(3,540,812)	(1,126,888)	(7,466,821)	(2,274,160)
Total Other Income (Expense)	(2,126,978)	(890,093)	(7,306,166)	(997,159)
Income before income taxes	9,675,925	4,548,279	12,160,421	9,365,447
Taxes
Current tax expense (benefit)	203,652	104,479	(474,079)	540,235
Deferred tax expense (benefit)	206,786	(153,342)	(370,609)	(268,733)
Income tax expense (benefit), net	410,438	(48,863)	(844,688)	271,502
Net Income	9,265,487	4,597,142	13,005,109	9,093,945
Less: Net Income attributable to non-controlling interest	310,960	412,004	659,461	822,179
Net Income attributable to CorEnergy Stockholders	$8,954,527	$4,185,138	$12,345,648	$8,271,766
Preferred dividend requirements	1,037,109	1,037,109	2,074,218	1,774,609
Net Income attributable to Common Stockholders	$7,917,418	$3,148,029	$10,271,430	$6,497,157

Net Income	$9,265,487	$4,597,142	$13,005,109	$9,093,945
Other comprehensive income (loss):
Changes in fair value of qualifying hedges attributable to CorEnergy stockholders	3,005	18,202	(208,071)	(257,905)
Changes in fair value of qualifying hedges attributable to non-controlling interest	703	4,256	(48,647)	(60,299)
Net Change in Other Comprehensive Income (Loss)	$3,708	$22,458	$(256,718)	$(318,204)
Total Comprehensive Income	9,269,195	4,619,600	12,748,391	8,775,741
Less: Comprehensive income attributable to non-controlling interest	311,663	416,260	610,814	761,880
Comprehensive Income attributable to CorEnergy Stockholders	$8,957,532	$4,203,340	$12,137,577	$8,013,861
Earnings Per Common Share:
Basic	$0.66	$0.33	$0.86	$0.69
Diluted	$0.66	$0.32	$0.86	$0.68
Weighted Average Shares of Common Stock Outstanding:
Basic	11,912,030	9,523,753	11,927,984	9,423,758
Diluted	15,383,892	9,863,413	11,927,984	9,594,526
Dividends declared per share	$0.750	$0.675	$1.500	$1.325
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31, 2014	9,321,010	$9,321	$—	$309,987,724	$453,302	$—	$27,090,695	$337,541,042
Net income	—	—	—	—	—	12,319,911	1,617,206	13,937,117
Net change in cash flow hedges	—	—	—	—	(262,505)	—	(61,375)	(323,880)
Total comprehensive income (loss)	—	—	—	—	(262,505)	12,319,911	1,555,831	13,613,237
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	56,250,000	(2,039,524)	—	—	—	54,210,476
Net offering proceeds from issuance of common stock	2,587,500	2,587	—	73,254,777	—	—	—	73,257,364
Series A preferred stock dividends	—	—	—	—	—	(3,503,125)	—	(3,503,125)
Common stock dividends	—	—	—	(20,529,353)	—	(8,816,786)	—	(29,346,139)
Common stock issued under director's compensation plan	2,677	3	—	89,997	—	—	—	90,000
Distributions to non-controlling interest	—	—	—	—	—	—	(2,486,464)	(2,486,464)
Reinvestment of dividends paid to common stockholders	28,510	29	—	817,886	—	—	—	817,915
Balance at December 31, 2015	11,939,697	$11,940	$56,250,000	$361,581,507	$190,797	$—	$26,160,062	$444,194,306
Net income	—	—	—	—	—	12,345,648	659,461	13,005,109
Net change in cash flow hedges	—	—	—	—	(208,071)	—	(48,647)	(256,718)
Total comprehensive income (loss)	—	—	—	—	(208,071)	12,345,648	610,814	12,748,391
Repurchase of common stock	(90,613)	(91)	—	(2,041,760)	—	—	—	(2,041,851)
Series A preferred stock dividends	—	—	—	—	—	(2,074,218)	—	(2,074,218)
Common stock dividends	—	—	—	(7,630,745)	—	(10,271,430)	—	(17,902,175)
Common stock issued under director's compensation plan	1,511	2	—	29,998	—	—	—	30,000
Reinvestment of dividends paid to common stockholders	19,233	19	—	331,804	—	—	—	331,823
Balance at June 30, 2016 (Unaudited)	11,869,828	$11,870	$56,250,000	$352,270,804	$(17,274)	$—	$26,770,876	$435,286,276
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Operating Activities
Net Income	$13,005,109	$9,093,945
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(370,609)	(268,734)
Depreciation, amortization and ARO accretion	12,149,782	8,216,190
Provision for loan loss	5,014,466	—
Loss on repurchase of convertible debt	(68,734)	—
Net distributions and dividend income, including recharacterization of income	(117,004)	(371,323)
Net realized and unrealized loss (gain) on other equity securities	429,087	(493,183)
Unrealized gain on derivative contract	(132,094)	(34,529)
Common stock issued under directors compensation plan	30,000	60,000
Changes in assets and liabilities:
(Increase) decrease in accounts and other receivables	(3,733,564)	22,280
Decrease (increase) in financing note accrued interest receivable	95,114	(342,874)
Increase in prepaid expenses and other assets	(143,996)	(198,215)
(Decrease) increase in management fee payable	(63,961)	47,959
Decrease in accounts payable and other accrued liabilities	(133,100)	(702,221)
Increase in current income tax liability	—	292,214
Increase (decrease) in unearned revenue	54,094	(711,230)
Net cash provided by operating activities	$26,014,590	$14,610,279
Investing Activities
Proceeds from assets and liabilities held for sale	644,934	7,678,246
Acquisition expenditures	—	(249,925,974)
Purchases of property and equipment, net	(372,230)	(19,820)
Proceeds from asset foreclosure and sale	223,451	—
Increase in financing notes receivable	(202,000)	(39,248)
Return of capital on distributions received	2,134	55,009
Net cash provided (used) by investing activities	$296,289	$(242,251,787)
Financing Activities
Debt financing costs	(193,000)	(132,041)
Net offering proceeds on Series A preferred stock	—	54,210,476
Net offering proceeds on common stock	—	73,431,411
Net offering proceeds on convertible debt	—	111,262,500
Repurchases of common stock	(2,041,851)	—
Repurchases of convertible debt	(931,266)	—
Dividends paid on Series A preferred stock	(2,074,218)	(1,428,906)
Dividends paid on common stock	(17,570,352)	(11,952,944)
Distributions to non-controlling interest	—	(1,131,356)
Advances on revolving line of credit	44,000,000	45,072,666
Payments on revolving line of credit	—	(35,064,018)
Principal payments on term debt	(1,800,000)	—
Principal payments on credit facility	(52,202,815)	(1,764,000)
Net cash (used) provided by financing activities	$(32,813,502)	$232,503,788
Net Change in Cash and Cash Equivalents	$(6,502,623)	$4,862,280
Cash and Cash Equivalents at beginning of period	14,618,740	7,578,164
Cash and Cash Equivalents at end of period	$8,116,117	$12,440,444
See accompanying Notes to Consolidated Financial Statements.
Supplemental information continued on next page.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc. (Continued from previous page)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Supplemental Disclosure of Cash Flow Information
Interest paid	$6,758,715	$1,734,846
Income taxes paid (net of refunds)	$3,437	$(2,999)

Non-Cash Operating Activities
Change in accounts payable and accrued expenses related to prepaid assets and other expense	$—	$16,248

Non-Cash Investing Activities
Change in accounts and other receivables	$(450,000)	$—
Change in accounts payable and accrued expenses related to intangibles and deferred costs	$—	$297,831
Change in accounts payable and accrued expenses related to acquisition expenditures	$—	$(51,699)
Change in accounts payable and accrued expenses related to issuance of financing and other notes receivable	$—	$(39,248)
Net change in Assets Held for Sale, Property and equipment, Prepaid expenses and other assets, Accounts payable and other accrued liabilities and Liabilities held for sale	$(1,776,549)	$—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of common equity	$—	$176,338
Change in accounts payable and accrued expenses related to debt financing costs	$—	$157,059
Reinvestment of distributions by common stockholders in additional common shares	$331,823	$400,532
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. ("CorEnergy"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common shares are listed on the New York Stock Exchange under the symbol “CORR.” As used in this report, the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. We also may provide other types of capital, including loans secured by energy infrastructure assets. Targeted assets include pipelines, storage tanks, transmission lines, and gathering systems, among others. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to sources such as corporate borrowing, bond offerings, or equity offerings. Many of our leases contain participation features in the financial performance or value of the underlying infrastructure real property asset. The triple-net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order. We consider our investments in these energy infrastructure assets to be a single business segment and report them accordingly in our financial statements.
Taxable REIT subsidiaries hold our securities portfolio, operating businesses and certain financing notes receivable as follows:

•	Corridor Public Holdings, Inc. and its wholly-owned subsidiary Corridor Private Holdings, Inc, hold our securities portfolio.

•	Mowood Corridor, Inc. and its wholly-owned subsidiary, Mowood, LLC, which is the holding company for our operating company, Omega Pipeline Company, LLC.

•	Corridor MoGas, Inc. holds the operating companies, MoGas Pipeline, LLC ("MoGas") and United Property Systems, LLC.

•	CorEnergy BBWS, Inc., Corridor Private, and Corridor Leeds Path West, Inc. may, from time to time, hold financing notes receivable.
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2015, filed with the SEC on March 14, 2016.
The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Note 2 to the Consolidated Financial Statements, included in this report, further details information related to our significant accounting policies.

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
B. Earnings Per Share – Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares issuable upon conversion of the convertible notes calculated using the if-converted method. Diluted EPS is not reported for a period when it is anti-dilutive.
C. Investment Securities – The Company’s investments in securities are classified as other equity securities and represent interests in private companies which the Company has elected to report at fair value under the fair value option.
These investments generally are subject to restrictions on resale, have no established trading market, and are valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company’s Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.
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
D. Financing Notes Receivable - Financing notes receivable are presented at face value plus accrued interest receivable, deferred loan origination costs, and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status, and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company does determine an allowance is necessary, the amount deemed uncollectable is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments

Table of Contents	Glossary of Defined Terms

on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the six months ended June 30, 2016 and 2015, the Company recorded $5.0 million and $0, respectively, in provision for loan losses. The Company's financing notes receivable are discussed more fully in Note 4.
E. Revenue Recognition – Specific recognition policies for the Company’s revenue items are as follows:

•
Lease revenue – Base rent related to the Company’s leased property is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Contingent rent is recognized when it is earned, based on the achievement of specified performance criteria. Rental payments received in advance are classified as unearned revenue and included as a liability within the Consolidated Balance Sheets. Unearned revenue is amortized ratably over the lease period as revenue recognition criteria are met. Rental payments received in arrears are accrued and classified as Lease Receivable and included in accounts and other receivables within the Consolidated Balance Sheets.

•
Transportation and distribution revenue – This represents revenue related to natural gas transportation, distribution, and supply. Transportation revenues are recognized by MoGas on firm contracted capacity over the contract period regardless of whether the contracted capacity is used. For interruptible or volumetric based transportation, revenue is recognized when physical deliveries of natural gas are made at the delivery point agreed upon by both parties. Distribution revenue is recognized by Omega based on agreed upon contractual terms over each annual period during the terms of the contract. Beginning February 1, 2016, under a new contract with the Department of Defense ("DOD"), gas sales and cost of (gas) sales are presented on a net basis in the Transportation and distribution revenue line.

Omega is also paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system. Omega is responsible for the coordination, supervision, and quality of the expansions while actual construction is generally performed by third party contractors. Under the new DOD contract, the annual contracted amount for pipeline expansion is invoiced monthly by Omega on a straight-line basis. Revenues from expansion efforts are recognized using either a completed contract, percentage of completion, or cost-plus method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues. Amounts invoiced in excess of earned revenue are classified as unearned revenue and included as a liability within the Consolidated Balance Sheets.

•
Sales revenue – Revenues related to natural gas and propane are recognized upon delivery of natural gas and propane. Omega, acting as a principal, provides natural gas and propane supply for its customers. Beginning February 1, 2016, under a new contract with the Department of Defense ("DOD"), Omega is no longer the primary obligor of product sales and as such net presentation has been determined to be appropriate, therefore gas sales and cost of (gas) sales are presented on a net basis. Prior to the new contract, Sales revenue represented amounts earned by Omega for gas and propane product sales to customers and the costs of the gas and propane were presented as cost of sales.

•
Financing revenue – Our financing notes receivable are considered a core product offering and therefore the related interest income is presented as a component of operating income. For increasing rate loans, base interest income is recorded ratably over the life of the loan, using the effective interest rate. The net amount of deferred loan origination income and costs are amortized on a straight-line basis over the life of the loan and reported as an adjustment to yield in financing revenue. Participating financing revenues are recorded when specific performance criteria have been met.

F. Transportation and distribution expense – Included here are both MoGas's costs of operating and maintaining the natural gas transmission line, and Omega's costs of operating and maintaining the natural gas distribution system, including any necessary expansion of the distribution system. These costs are incurred both internally and externally. The internal costs relate to system control, pipeline operations, maintenance, insurance, and taxes. Other internal costs include payroll for employees associated with gas control, field employees, and management. The external costs consist of professional services such as audit and accounting, legal and regulatory, and engineering.
Historically, Omega's amounts paid for gas and propane delivered to customers were presented as cost of sales. Beginning February 1, 2016, under a new contract with the Department of Defense, amounts paid by Omega for gas and propane are netted against sales and are presented in the transportation and distribution revenue line. See paragraph (E) above.
G. Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and reported as a direct deduction to the carrying value of the related debt except for capitalized costs related to our revolving line of credit which are presented as an asset within Deferred costs, net of accumulated amortization. Amortization of these costs is reported as interest expense over the debt term. See Note 10 for further discussion.

Table of Contents	Glossary of Defined Terms

H. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

•
Net distributions and dividend income from investments – Distributions and dividends from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from the Company’s investments are generally characterized as ordinary income, capital gains, and distributions received from investment securities. The portion characterized as return of capital is paid by our investees from their cash flow from operations. The Company records investment income, capital gains, and distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

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
The Company's other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the six months ended June 30, 2016, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
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
J. Recent Accounting Pronouncements – In August 2014, the FASB issued ASU No. 2014-15 "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.
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

Table of Contents	Glossary of Defined Terms

(Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. Then in April 2016, the FASB issued ASU No. 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing", which clarifies the guidance related to identifying performance obligations and licensing implementation guidance. ASU 2016-10 reduces the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The effective date for ASU 2016-10 is the same as ASU 2014-09. In May 2016, ASU No. 2016-12 "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients" was issued to address implementation issues and provide additional practical expedients. The effective date for ASU 2016-12 is the same as ASU 2014-09. As amended, the effective date for ASU 2014-09 for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. As such, we will be required to adopt the standard in the first quarter of fiscal year 2018. Early adoption is not permitted before the first quarter of fiscal year 2017. ASC 606 may be adopted using either the "full retrospective" approach, in which the standard is applied to all of the periods presented, or a "modified retrospective" approach. The Company is currently evaluating which transition method to use and the potential future impact, if any, the standard will have on the Company's consolidated financial statements and related disclosures. However, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
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
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which will require entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The guidance will be effective for us beginning with the first quarter of 2018. We are currently evaluating the impact that adopting the new standard will have on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. This ASU will be effective for us during the fiscal year beginning after December 15,

Table of Contents	Glossary of Defined Terms

2019, including interim periods within that fiscal year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact that adopting the new standard will have on our consolidated financial statements.
3. LEASED PROPERTIES AND LEASES
As of June 30, 2016, we had three significant leased properties located in Oregon, Wyoming, Louisiana, and the Gulf of Mexico, which are leased on a triple-net basis to our major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. Our long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease revenues are scheduled to increase at varying intervals during the initial terms of our leases. The following table summarizes our significant leased properties, major tenants and lease terms:

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS(1)	Portland Terminal Facility
Location	Gulf of Mexico/Louisiana	Pinedale, WY	Portland, OR
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC	Arc Terminals Holdings LLC
Asset Description	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system	Approximately 150 miles of pipelines and four central storage facilities	A 42-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1.5 million barrels
Date Acquired	June 2015	December 2012	January 2014
Initial Lease Term	11 years	15 years	15 years
Renewal Option	equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms	5-year terms
Current Monthly Rent Payments	7/1/15 - 7/30/16: $2,625,417 7/1/16 - 7/30/17: $2,826,250	$1,723,833	$513,355
Initial Estimated Useful Life	30 years	26 years	30 years
(1) Non-Controlling Interest Partner - Prudential funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. The general partner, Pinedale GP, a wholly-owned subsidiary of the Company, holds the remaining 81.05 percent of the economic interest.

The future contracted minimum rental receipts for all leases as of June 30, 2016, are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2016	$30,393,548
2017	60,931,762
2018	61,139,762
2019	63,468,195
2020	70,629,654
Thereafter	451,794,133
Total	$738,357,054
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of	As of	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	December 31, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Pinedale LGS	39.8%	40.0%	30.4%	75.9%	30.4%	73.0%
Grand Isle Gathering System	50.1%	50.1%	59.8%	—	59.8%	—
Portland Terminal Facility	9.8%	9.6%	9.7%	23.8%	9.7%	22.2%
Public Service of New Mexico(2)	—	—	—	—	—	4.5%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) The Public Service of New Mexico lease terminated on April 1, 2015.

Table of Contents	Glossary of Defined Terms

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with our leases and leased properties:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Depreciation Expense
GIGS	$2,153,928	$—	$4,297,650	$—
Pinedale	2,217,360	2,217,360	4,434,720	4,434,720
Portland Terminal Facility	318,915	422,403	205,256	829,236
Eastern Interconnect Project	—	—	—	569,670
United Property Systems	7,425	7,425	14,850	14,850
Total Depreciation Expense	$4,697,628	$2,647,188	$8,952,476	$5,848,476
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$—	$15,282	$—
Pinedale	15,342	15,342	30,684	30,684
Total Amortization Expense - Deferred Lease Costs	$22,983	$15,342	$45,966	$30,684
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with our leased properties:

	June 30, 2016	December 31, 2015
Net Deferred Lease Costs
GIGS	$305,729	$321,011
Pinedale	703,770	734,454
Total Deferred Lease Costs, net	$1,009,499	$1,055,465
Substantially all of our tenants' financial results depend on the sale of refined petroleum products. As a result, our tenants' financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor credit quality of our tenants by reviewing their published credit ratings, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.
Ultra Petroleum
On April 29, 2016 Ultra Petroleum, filed a voluntary petition to reorganize under Chapter 11. The filing includes Ultra Wyoming LGS, LLC, the operator of the Pinedale LGS and tenant of the Pinedale Lease Agreement. The bankruptcy filing of both the guarantor, Ultra Petroleum, and the tenant and circumstances prompting the filing constitute defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing serves as a stay of the Company's ability to exercise remedies for certain of those defaults. However, Section 365 of the Bankruptcy Code requires Ultra Wyoming to comply on a timely basis with many provisions of the Pinedale Lease Agreement, including the payment provisions. The only exception to that requirement is if Ultra Wyoming takes specific action to reject the Pinedale Lease Agreement. Ultra Wyoming has not filed a motion to reject the Pinedale Lease. All scheduled lease payments are current. For additional information, please refer to the Company's Current Report on Form 8-K filed with the SEC on May 3, 2016.
Ultra Petroleum is currently subject to the reporting requirements under the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. While the SEC, under certain circumstances, may accept reporting on a modified basis from an issuer involved in a bankruptcy proceeding, the Company currently has no indication that Ultra Petroleum has requested or intends to request such relief. Its stock is currently trading on the OTC Markets (OTC Pink: UPLMQ). Other SEC filings can be found at www.sec.gov (UPLMQ) or at www.otcmarkets.com (UPLMQ). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason to doubt the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.
EXXI
On April 14, 2016, Energy XXI and substantially all of its directly and indirectly owned subsidiaries filed a voluntary petition to reorganize under Chapter 11, after reaching an agreement with certain creditors to provide support for a restructuring of its debt.

Table of Contents	Glossary of Defined Terms

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
EXXI is currently subject to the reporting requirements under the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. While the SEC, under certain circumstances, may accept reporting on a modified basis from an issuer involved in a bankruptcy proceeding, the Company currently has no indication that EXXI has requested or intends to request such relief. Its stock is currently trading on the OTC Markets (OTC Pink: EXXIQ). Other SEC filings can be found at www.sec.gov (EXXI) or at www.otcmarkets.com (EXXIQ). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EXXI, but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.
Arc Logistics
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
4. FINANCING NOTES RECEIVABLE
Black Bison Financing Notes
The Company did not record any financing revenue related to the Black Bison Loans for the three- or six-month periods ended June 30, 2016. These notes were considered by the Company to be on non-accrual status and have been reflected as such in the financial statements. On February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans. The foreclosure was accepted in satisfaction of $2.0 million of the total outstanding loan balance. As of June 30, 2016, the net note receivable from BBWS is valued at $0. The real property assets were sold or disposed of, as further described in Note 7, Property and Equipment. The remaining working capital assets and liabilities acquired as a result of the foreclosure are presented in appropriate categories within the Company's Consolidated Balance Sheet at June 30, 2016.
Four Wood Financing Note Receivable
As a result of the decreased economic activity by SWD, the Company recorded a provision for loan loss with respect to the SWD Loans. The 2016 income statement reflects a Provision for Loan Loss of $3.5 million, which includes $71 thousand of deferred origination income and $98 thousand of interest accrued under the original loan agreements. The balance of the note, net of the reserve for loan loss, represents the amount expected to be realized as of June 30, 2016. Our note with SWD is secured by physical assets owned by SWD. We have valued the enterprise value of SWD, and thus the value of the collateral supporting the Four Wood Notes, at $1.5 million as of June 30, 2016.
5. VARIABLE INTEREST ENTITIES
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

Table of Contents	Glossary of Defined Terms

performance, existence of unilateral kick-out rights or voting rights, and the level of economic disproportionality between the Company and the other partner(s).
Consolidated VIEs
The Company adopted ASU 2015-02, Amendments to the Consolidation Analysis. This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities (“VIE”). Among the changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. While adoption of this standard did not result in any changes to conclusions about consolidated or unconsolidated entities, the Company has determined that Pinedale LP and Grand Isle Corridor qualify as variable interest entities as of June 30, 2016.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of June 30, 2016, and December 31, 2015, are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2016	December 31, 2015
Deferred Tax Assets:
Net operating loss carryforwards	$1,069,948	$543,116
Net unrealized loss on investment securities	534,009	251,539
Loan Loss Provision	605,107	1,257,436
Other loss carryforwards	2,554,620	1,833,240
Sub-total	$4,763,684	$3,885,331
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$(2,106,042)	$(2,159,058)
Cost recovery of leased and fixed assets	(680,057)	(119,297)
Sub-total	$(2,786,099)	$(2,278,355)
Total net deferred tax asset	$1,977,585	$1,606,976
For the six months ended June 30, 2016, the total deferred tax asset presented above relates to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ending November 30, 2007, remain open to examination by federal and state tax authorities.
Total income tax expense/(benefit) differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three and six months ended June 30, 2016 and 2015, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Application of statutory income tax rate	$3,277,737	$1,436,710	$4,025,336	$2,990,144
State income taxes, net of federal tax (benefit)	25,234	(8,988)	(58,026)	28,063
Federal Tax Attributable to Income of Real Estate Investment Trust	(2,892,533)	(1,476,585)	(4,811,998)	(2,746,705)
Total income tax expense (benefit)	$410,438	$(48,863)	$(844,688)	$271,502
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Holdings, Inc. and Corridor Private Holdings, Inc. had a blended state rate of approximately 2.82 percent for the three and six months ended June 30, 2016 and 3.92 percent for the three and six months ended June 30, 2015. CorEnergy BBWS, Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood Corridor, Inc. and Corridor MoGas, Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the three and six months ended June 30, 2016 and 2015. For the three

Table of Contents	Glossary of Defined Terms

and six months ended June 30, 2016, all of the income tax benefit presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense/(benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Current tax expense (benefit)
Federal	$188,467	$94,312	$(438,730)	$486,258
State (net of federal tax benefit)	15,185	10,167	(35,349)	53,977
Total current tax expense (benefit)	$203,652	$104,479	$(474,079)	$540,235
Deferred tax expense (benefit)
Federal	$196,737	$(134,187)	$(347,932)	$(242,819)
State (net of federal tax benefit)	10,049	(19,155)	(22,677)	(25,914)
Total deferred tax expense (benefit)	$206,786	$(153,342)	$(370,609)	$(268,733)
Total income tax expense (benefit), net	$410,438	$(48,863)	$(844,688)	$271,502
As of December 31, 2015, the TRSs incurred an aggregate net operating loss of $1.4 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $90 thousand, $804 thousand and $478 thousand in the years ending December 31, 2033, 2034, and 2035 respectively. The amount of deferred tax asset for net operating losses as of June 30, 2016, includes amounts for the six months ended June 30, 2016. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes (Unaudited)
	June 30, 2016	December 31, 2015
Aggregate cost for federal income tax purposes	$4,329,517	$4,750,252
Gross unrealized appreciation	4,156,619	5,133,908
Gross unrealized depreciation	—	(97,500)
Net unrealized appreciation	$4,156,619	$5,036,408
7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	June 30, 2016	December 31, 2015
Land	$580,000	$580,000
Natural gas pipeline	124,713,233	124,386,349
Vehicles and trailers	570,267	524,921
Office equipment and computers	87,696	87,696
Gross property and equipment	$125,951,196	$125,578,966
Less: accumulated depreciation	(7,615,837)	(5,948,988)
Net property and equipment	$118,335,359	$119,629,978

Depreciation of property and equipment is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Depreciation Expense	$842,040	$833,456	$1,676,945	$1,665,658
Assets and Liabilities Held for Sale
Effective February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of BBWS, the borrower of the Black Bison financing notes. On June 16, 2016 the Company entered into an asset sale agreement with Expedition Water Solutions for the sale of specified disposal wells and related equipment as outlined in the sale agreement. Consideration received by the company included $748 thousand cash, net of fees, and the future right to cash payments totaling $6.5 million, which was fair valued at $450 thousand and is included in Accounts and other receivables within the Consolidated Balance Sheet at June 30, 2016. The rights to future cash payments are tied to the future volumes of water disposed in each of the

Table of Contents	Glossary of Defined Terms

wells sold. Also as a result of the sale, the Company recognized a loss of approximately $369 thousand which has been included in the Provision for loan losses within the Consolidated Statement of Income.
On June 30, 2016, assets acquired by BBWS in a seller-financed transaction prior to the Company's foreclosure on BB Intermediate, were returned to the seller in full satisfaction of the remaining note balance of approximately $439 thousand.
There were no assets or liabilities held for sale at June 30, 2016 or December 31, 2015.
8. MANAGEMENT AGREEMENT
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
Effective June 30, 2016, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $54,305 of the total $149,123 incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock during the three months ended June 30, 2016.
Fees incurred under the Management Agreement for the three and six months ended June 30, 2016 were $1.6 million and $3.5 million, respectively, compared to $1.2 million and $2.3 million, respectively, for the three and six months ended June 30, 2015. Fees incurred under the Management Agreement are reported in the General and Administrative line item on the income statement.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and six months ended June 30, 2016 were $65 thousand and $132 thousand, respectively, compared to $45 thousand and $91 thousand, respectively, for the three and six months ended June 30, 2015. Fees incurred under the Administrative Agreement are reported in the General and Administrative line item on the income statement.

Table of Contents	Glossary of Defined Terms

9. FAIR VALUE
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of June 30, 2016, and December 31, 2015. These assets and liabilities are measured on a recurring basis.

June 30, 2016
	June 30, 2016	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$8,036,137	$—	$—	$8,036,137
Total Assets	$8,036,137	$—	$—	$8,036,137

Liabilities:
Interest Rate Swap Derivative	$124,624	$—	$124,624	$—
Total Liabilities	$124,624	$—	$124,624	$—

December 31, 2015
	December 31, 2015	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$8,393,683	$—	$—	$8,393,683
Interest Rate Swap Derivative	98,259	—	98,259	—
Total Assets	$8,491,942	$—	$98,259	$8,393,683
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
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2016 and 2015, are as follows:

Level 3 Rollforward
For the Six Months Ended June 30, 2016	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains/(Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Losses, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$8,393,683	$—	$—	$(472,416)	$114,869	$8,036,136	$(472,416)
Total	$8,393,683	$—	$—	$(472,416)	$114,869	$8,036,136	$(472,416)

For the Six Months Ended June 30, 2015
Other equity securities	$9,217,181	$—	$—	$451,311	$316,313	$9,984,805	$451,311
Warrant Investment	355,000	—	—	(240,000)	—	115,000	(240,000)
Total	$9,572,181	$—	$—	$211,311	$316,313	$10,099,805	$211,311
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the six months ended June 30, 2016 and 2015.
In connection with the October 2014 sale of the Company's shares in VantaCore, a portion of the proceeds were placed in escrow and a receivable was recorded. Changes in the fair value of the escrow receivable are recorded as a net realized or unrealized gain or loss on other equity securities included within the Consolidated Statements of Income and Comprehensive Income. For the

Table of Contents	Glossary of Defined Terms

three and six months ended June 30, 2016, approximately $0 and $43 thousand, was included as an unrealized gain, respectively, compared to $282 thousand for the three and six months ended June 30, 2015, respectively.
Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. See Note 2, Significant Accounting Policies, for additional discussion.
For the three months and six months ended June 30, 2015, the Company’s Warrant Investment was valued using a binomial option pricing model. The key assumptions used in the binomial model were the fair value of equity of the underlying business; the Warrant's strike price; the expected volatility of equity; the time to the Warrant's expiry; the risk-free rate, and the expected dividend yields. Due to the inherent uncertainty of determining the fair value of the Warrant Investment, which did not have a readily available market, the assumptions used the binomial model to value the Company’s Warrant Investment were based on Level 2 and Level 3 inputs.
As of June 30, 2016 and 2015, the Company’s investment in Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC, collectively, ("Lightfoot") is its only remaining significant private company investment. Lightfoot in turn owns a combination of public and private investments. Therefore, Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments discounted for a lack of marketability, with the discount estimated at 7.9 percent to 8.9 percent and 16.6 percent to 21.3 percent as of June 30, 2016 and 2015, respectively, and (ii) discounted cash flow analysis using an estimated discount rate of 15.0 percent to 17.0 percent and 12.0 percent to 14.0 percent as of June 30, 2016 and 2015, respectively. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
As of both June 30, 2016 and 2015, the Company held a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. Lightfoot’s assets include an ownership interest in Gulf LNG, a 1.5 billion cubic feet per day (“bcf/d”) receiving, storage, and regasification terminal in Pascagoula, Mississippi, and common units and subordinated units representing an approximately 40 percent aggregate limited partner interest, and a noneconomic general partner interest, in Arc Logistics Partners LP (NYSE: ARCX). We hold observation rights on Lightfoot's Board of Directors.
Certain condensed combined unaudited financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables (in thousands).

	June 30, 2016 (Unaudited)	December 31, 2015 (Unaudited)
Assets
Current assets	$23,828	$24,276
Noncurrent assets	701,202	696,461
Total Assets	$725,030	$720,737
Liabilities
Current liabilities	$17,578	$19,993
Noncurrent liabilities	264,338	246,808
Total Liabilities	$281,916	$266,801

Partner's equity	443,114	453,936
Total liabilities and partner's equity	$725,030	$720,737

Table of Contents	Glossary of Defined Terms

	For the Three Months Ending (Unaudited)		For the Six Months Ending (Unaudited)
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$26,243	$19,110	$52,310	$32,667
Operating expenses	20,812	17,540	42,884	32,668
Income (Loss) from Operations	$5,431	$1,570	$9,426	$(1)
Other income	2,369	3,320	4,743	7,154
Net Income	$7,800	$4,890	$14,169	$7,153
Less: Net Income attributable to non-controlling interests	(7,786)	(4,837)	(14,079)	(7,063)
Net Income attributable to Partner's Capital	$14	$53	$90	$90
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
Escrow Receivable —At December 31, 2015, the fair value of the escrow receivable, which related to the sale of VantaCore, was reflected net of a discount for the potential that the full amount due to the Company would not be realized. On April 1, 2016, the Company recorded a gain when the full value of the escrow receivable was received.
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
Hedged Derivative Asset/Liability — The Company uses interest rate swaps to manage interest rate risk. The fair value of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the respective derivative.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the expected market rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$8,116,117	$8,116,117	$14,618,740	$14,618,740
Escrow receivable	Level 2	$—	$—	$1,392,917	$1,392,917
Financing notes receivable (Note 5)	Level 2	$1,500,000	$1,500,000	$7,675,626	$7,675,626
Hedged Derivative Asset	Level 2	$—	$—	$98,259	$98,259
Financial Liabilities:
Long-term debt(1)	Level 2	$162,330,789	$166,427,075	$217,375,153	$193,573,834
Line of credit	Level 2	$44,000,000	$44,000,000	$—	$—
Hedged Derivative Liability	Level 2	$124,624	$124,624	$—	$—
(1) Includes current maturities

Table of Contents	Glossary of Defined Terms

10. CREDIT FACILITIES
The following is a summary of our senior notes payable and other debt as of June 30, 2016, and December 31, 2015:

	Total Commitment or Original Principal	Quarterly Principal Payments		June 30, 2016		December 31, 2015
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
7% Convertible Senior Notes	$115,000,000	$—	6/15/2020	$114,000,000	7.00%	$115,000,000	7.00%
Regions Credit Facilities:
Regions Revolver (1)	$105,000,000	$—	12/15/2019	44,000,000	3.70%	—	3.07%
Regions Term Loan	$45,000,000	$1,615,000	12/15/2019	41,400,000	3.70%	43,200,000	3.07%
MoGas Revolver	$3,000,000	$—	12/15/2019	—	3.70%	—	3.07%
Omega Line of Credit	$1,500,000	$—	7/31/2016	—	4.47%	—	4.43%
Pinedale Credit Facility:
$70M Term Loan	$70,000,000	$—	3/30/2016	—	—	62,532,000	4.67%
$58.5M Term Loan – related party (2)	$11,085,750	$167,139	3/30/2021	10,329,185	8.00%	—	—
Total Debt				$209,729,185		$220,732,000
Less:
Unamortized deferred financing costs (3)				$442,111		$510,401
Unamortized discount on 7% Convertible Senior Notes				2,956,285		3,356,847
Long-term debt, net of deferred financing costs				$206,330,789		$216,864,752
(1) Included in the Consolidated Balance Sheet as Line of Credit.
(2) $47,414,250 of the $58.5M term loan is payable to CorEnergy under the same terms, and eliminates in consolidation.
(3) A portion of the unamortized deferred financing costs, related to our revolving credit facilities, are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. See the next table for deferred financing costs included in the Asset section of the Consolidated Balance Sheets.

Deferred Financing Costs, net (1)
	June 30, 2016	December 31, 2015
Regions Credit Facilities	$2,675,693	$2,975,476
Pinedale Credit Facility	—	156,330
Total Deferred Debt Costs, net	$2,675,693	$3,131,806
(1) This is the portion of deferred financing costs which relate to a revolving credit facility and are not presented as a reduction to Long-term debt but rather as Deferred Costs in the Asset section of the Consolidated Balance Sheets.

Deferred Financing Cost Amortization Expense(1)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Regions Credit Facilities	$284,779	$178,714	$559,336	$355,208
Pinedale Credit Facility	—	129,216	156,330	258,432
Total Deferred Debt Cost Amortization	$284,779	$307,930	$715,666	$613,640
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Income.
The remaining contractual principal payments as of June 30, 2016, under our Regions and Pinedale credit facilities are as follows:

Total Remaining Contractual Payments
Year	Regions Revolver	Regions Term Loan	Pinedale Credit Facility	Total
2016	$—	$4,660,000	$334,278	$4,994,278
2017	—	6,460,000	668,556	7,128,556
2018	—	6,460,000	668,556	7,128,556
2019	44,000,000	23,820,000	668,556	68,488,556
2020	—	—	668,556	668,556
Thereafter	—	—	7,320,683	7,320,683
Total	$44,000,000	$41,400,000	$10,329,185	$95,729,185

Table of Contents	Glossary of Defined Terms

Regions Credit Facilities
On March 30, 2016, the Company drew $44.0 million on the Regions Revolver in conjunction with the refinancing of the Pinedale Credit Facility. See below for further details. The Company now has approximately $54.2 million of available borrowing base capacity on the Regions Revolver.
Pinedale Credit Facility
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
On March 4, 2016, the Company obtained a consent from its lenders under the Regions Credit Facility, which permitted the Company to utilize the Regions Revolving Credit Facility to refinance the Company's pro rata share of the remaining balance of the Pinedale secured term credit facility. On March 30, 2016, the Company and Prudential ("the Refinancing Lenders"), refinanced the remaining $58.5 million principal balance of the $70 million credit facility (on a pro rata basis equal to their respective equity interests in Pinedale LP, with the Company’s 81.05 percent share being approximately $47.4 million) and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. The facility was further modified to extend the maturity date to March 30, 2021; to increase the LIBOR Rate to the greater of (i) 1.00 percent and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to seven percent (7.00 percent) per annum. The Company's portion of the debt and interest is eliminated in consolidation and Prudential's portion of the debt is shown as a related-party liability. The Company also terminated one of two related $26.3 million derivative contracts.
The Company has provided to Prudential a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. Pinedale LP was in compliance with all covenants under the Pinedale Credit Facility as of June 30, 2016.
Pinedale LP's credit facility with the Refinancing Lenders requires all lease payments by Ultra Wyoming to be made to a lock box account under the control of the company as Agent and limits distributions by Pinedale LP to the Company. Distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations under the credit facility have not been accelerated following an Event of Default (as defined in the credit facility). However, Pinedale LP automatically entered into a Cash Control Period (as defined in the credit facility) with the Refinancing Lenders upon the April 29, 2016 bankruptcy filing by Ultra Wyoming and its parent guarantor, Ultra Petroleum. During a Cash Control Period, the Company as Agent may (and, upon the request of any lender, shall) sweep all funds for the repayment of accrued interest, scheduled principal payments and principal prepayments on the loans, in all cases to the extent of such available funds, until such time as the Cash Control Period has terminated or the Ultra Lease, has been affirmed by Ultra Wyoming in a lawful bankruptcy proceeding. For the three and six months ended June 30, 2016, pursuant to these additional cash sweep provisions, an additional $3.1 million was distributed (pro rata, based on ownership percentages) to the Refinancing Lenders as a reduction to the outstanding principal. The credit facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company. At June 30, 2016, the net assets of Pinedale LP were $140.8 million and Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.
11. CONVERTIBLE DEBT
On May 23, 2016, the Company repurchased $1 million of its convertible bonds on the open market. This resulted in the company writing off a small portion of the original underwriter's discount and deferred debt costs, as well as recognizing a gain on extinguishment of debt of $72 thousand which is included in Interest Expense in the Consolidated Statements of Income.

Table of Contents	Glossary of Defined Terms

The following is a summary of the impact of Convertible Notes on interest expense for the three and six months ended June 30, 2016 and 2015, respectively:

Convertible Note Interest Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
7% Convertible Notes	$1,983,528	$44,722	$3,996,028	$44,722
Discount Amortization	185,727	4,183	373,962	4,183
Deferred Debt Issuance Amortization	12,703	197	24,958	197
Total	$2,181,958	$49,102	$4,394,948	$49,102
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent, respectively, for the three and six months ended June 30, 2016.
12. STOCKHOLDER'S EQUITY
REDEEMABLE PREFERRED STOCK
The Company's authorized preferred stock consists of 10 million shares having a par value of $0.001 per share. On January 27, 2015, the Company sold, in an underwritten public offering, 2,250,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred"). Pursuant to this offering, the Company issued 22,500 whole shares of Series A Preferred and received net cash proceeds of approximately $54.2 million. The depositary shares pay an annual dividend of $1.84375 per share, equivalent to 7.375 percent of the $25.00 liquidation preference. The depositary shares may be redeemed on or after January 27, 2020, at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The depositary shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company except in connection with certain changes of control. Holders of the depositary shares generally have no voting rights, except for limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not consecutive) and in certain other circumstances. The depositary shares representing the Series A Preferred trade on the NYSE under the ticker “CORRPrA." The aggregate par value of the preferred shares at June 30, 2016, is $23. See Note 14, Subsequent Events, for further information regarding the declaration of a dividend on the 7.375% Series A Cumulative Redeemable Preferred Stock.
COMMON STOCK
As of June 30, 2016, the Company had 11,869,828 of common shares issued and outstanding. Effective December 1, 2015, the Company completed a one-for-five reverse common stock split. As a result, every five issued and outstanding shares of common stock of the Company converted into one share of common stock. The par value of each share of common stock and the number of authorized shares remained unchanged. On December 31, 2015, the Company's board of director's authorized a share repurchase program for the Company to buy up to $10.0 million of its common stock. As of June 30, 2016 the company had repurchased 90,613 shares for approximately $2.0 million in cash. The Company may repurchase shares from time to time through open market transactions, including through block purchases, in privately negotiated transactions, or otherwise. The timing, manner, price, and amount of any repurchases are to be determined by senior management, depending on market prices and other conditions. We are not obligated to repurchase any shares of stock under the program and may terminate the program at any time. See Note 14, Subsequent Events, for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600 million.
As of June 30, 2016, we have issued 19,233 shares of common stock under the Company's dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $332 thousand to approximately $599.7 million.

Table of Contents	Glossary of Defined Terms

13. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the six months ended June 30, 2016 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes, because such impact would be antidilutive.

Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income attributable to CorEnergy stockholders	$8,954,527	$4,185,138	$12,345,648	$8,271,766
Less: preferred dividend requirements	1,037,109	1,037,109	2,074,218	1,774,609
Net income attributable to common stockholders	$7,917,418	$3,148,029	$10,271,430	$6,497,157
Weighted average shares - basic	11,912,030	9,523,753	11,927,984	9,423,758
Basic earnings per share	$0.66	$0.33	$0.86	$0.69

Net income attributable to common stockholders (from above)	$7,917,418	$3,148,029	$10,271,430	$6,497,157
Add: After tax effect of convertible interest (1)	2,181,958	44,722	—	44,722
Income attributable for dilutive securities	$10,099,376	$3,192,751	$10,271,430	$6,541,879
Weighted average shares - diluted	15,383,892	9,863,413	11,927,984	9,594,526
Diluted earnings per share	$0.66	$0.32	$0.86	$0.68
(1) The amounts in this line included with interest are the amortization of deferred costs and the amortization of the discount on the Convertible Notes. There is no income tax effect due to the fact that CorEnergy is a REIT.

14. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Mowood/Omega Revolver
On July 28, 2016 the Mowood/Omega revolving line of credit agreement ("Mowood/Omega Revolver") was amended to extend the maturity date to July 31, 2017. All other terms of the original agreement remained unchanged.
Common Stock Dividend Declaration
On July 27, 2016, our Board of Directors declared the 2016 second quarter dividend of $0.750 per share for CorEnergy common stock. The dividend is payable on August 31, 2016, to shareholders of record on August 17, 2016.
Preferred Stock Dividend Declaration
On July 27, 2016, our Board of Directors also declared a cash dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending June 30, 2016. The preferred stock dividend is payable on August 31, 2016 to shareholders of record on August 17, 2016.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this report on Form 10-Q of CorEnergy Infrastructure, Inc. (“the Company”, “CorEnergy”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers, and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016 and Part II, Item 1A - "Risk Factors" in this report on Form 10-Q.
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
We also may provide other types of capital, including loans secured by energy infrastructure assets. The assets we own and seek to acquire include pipelines, storage tanks, transmission lines, and gathering systems, among others. The assets are primarily mission-critical, in that utilization of the assets is necessary for the business the operators of those assets seek to conduct and their rental payments are an essential operating expense. We acquire assets that will enhance the stability of our dividend through diversification, while offering the potential for long-term distribution growth. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to sources such as corporate borrowing, bond offerings, or equity offerings.
State of the Market
According to court filings, 85 North American oil and gas producers have filed for bankruptcy since the beginning of 2015, 43 of which filed in 2016 (through June 30). The parent companies of two of CorEnergy’s largest tenants, Energy XXI and Ultra Petroleum, have been among those companies declaring bankruptcy.
Between April 1 and July 31, 2016, CorEnergy’s share price increased 48 percent to $29.42. This compares to the Alerian MLP Index (“AMZ”) which was up 20 percent and the S&P 500 Index (“SPX”) which increased five percent over the same time period. CorEnergy, AMZ, and SPX hit low points on February 11, 2016 of $10.90, $199.10, and $1,810.10, respectively. The rebound since then was likely influenced by a recovery in the oil and gas markets, which in turn affects the health of Energy XXI and Ultra Petroleum. WTI crude oil prices climbed to $41.60 per barrel on July 31, 2016, and natural gas prices rose to $2.88 per MMBtu. These are increases of 13% and 47% between April 1 and July 31, respectively, but are lower than recent highs of $51.23 per barrel for WTI crude oil (on June 8) and $2.99 per MMBtu for natural gas (on July 1). For up-to-date commodity prices, please refer to http://www.eia.gov/petroleum/gasdiesel/.
On June 23, 2016, the United Kingdom voted to leave the European Union. This caused increased volatility in the global markets, which may continue. CorEnergy does not expect its business operations to be directly affected by this decision, but any effects on the global economy, markets and commodity prices could drive CorEnergy’s share price up or down.
As with other players in the real estate sector, our share price can be positively or negatively affected by the decisions, or market perception of the decisions, of the Federal Reserve to raise, maintain, or lower interest rates. In the most recent Federal Reserve meeting on July 27, 2016, interest rates were left unchanged. Nonetheless, the Federal Reserve indicated it may raise rates in upcoming quarters and this may have a slightly adverse effect on our share price.
On September 1, 2016, Real Estate will become a separate sector in the Global Industry Classification Standard ("GICS"). Analysts and news sources expect that this will benefit real estate companies, which in the U.S. consist primarily of REITs, as capital will flow into the sector in order to maintain balanced portfolios. Additionally, market exposure and understanding of REIT structures and their reporting standards are expected to increase as a result of the new GICS categorization. It is possible that CorEnergy shares may experience some benefit from capital flows into the REIT sector due to the new classification.
Energy companies are finding a number of ways to address capital constraints, including capital raises (frequently in the form of preferred shares), joint ventures, and asset sales. We believe that our business offers companies an alternative source of capital and we remain in discussions with companies who do not expect to file bankruptcy, but have needs for capital to exploit potential

Table of Contents	Glossary of Defined Terms

oil and gas reserves. Our team continues to assess these opportunities for assets which fit our underwriting criteria and will provide a long term benefit to current shareholders through growth and diversification.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of June 30, 2016, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
We believe the Lease Revenue, Security Distributions, Financing Revenue, and Operating Results overview presented below provides investors with information that will assist them in analyzing the operating performance of our leased assets, financing notes receivable, other equity securities, and operating entities. As it pertains to other equity securities, the Company believes that net distributions received are indicative of the operating performance of the assets. Accordingly, we have included them in EBITDA, resulting in an adjusted EBITDA metric.
The following Results of Operations analysis includes Lease Revenue and Depreciation Expense related to the PNM Lease Agreement and the EIP leased asset, which was sold on April 1, 2015, for the six months ended June 30, 2015.
The following is a comparison of lease revenues, security distributions, financing revenue, operating results, and expenses for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Leases:
Lease revenue	$16,996,072	$6,799,879	$33,992,144	$14,135,980
Other Equity Securities:
Net cash distributions received	215,139	218,557	474,873	467,506
Financing:
Financing revenue	—	668,904	162,344	1,329,296
Operations:
Transportation and distribution revenue (1)	5,064,680	5,212,887	10,164,131	11,204,277
Transportation and distribution expense (2)	(1,378,306)	(1,841,983)	(2,740,631)	(4,288,281)
Net Operations (excluding depreciation, amortization, and ARO accretion)	3,686,374	3,370,904	7,423,500	6,915,996
Total Lease Revenue, Security Distributions, Financing Revenue, and Operating Results	$20,897,585	$11,058,244	$42,052,861	$22,848,778
General and administrative	(2,773,240)	(1,905,329)	(6,063,092)	(4,473,848)
Non-Controlling Interest attributable to Adjusted EBITDA Items	(962,763)	(971,678)	(1,907,290)	(1,941,665)
Adjusted EBITDA	$17,161,582	$8,181,237	$34,082,479	$16,433,265
 (1) MoGas and Omega revenues have been combined and are presented net of Omega's natural gas and propane costs subsequent to the new contract with the DOD executed on January 28, 2016, effective February 1, 2016. In accordance with GAAP, Omega's historical Sales revenue and Cost of sales for the three and six months ended June 30, 2015, are presented separately, on a gross basis, in the Consolidated Statements of Income and Comprehensive Income in this quarterly report on Form 10-Q. For ease of comparison in this results of operations discussion, Omega's historical Sales revenue, Cost of sales, and Operating expenses for the three and six months ended June 30, 2016 and 2015, are presented on a gross basis and are included in the Transportation and distribution lines in this table.

(2) MoGas' transportation, maintenance, and administrative expenses and Omega's distribution and operating expenses and cost of sales on non-DOD customers have been combined subsequent to the new contract with the DOD executed on January 28, 2016.

Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, financing revenue from our loan agreements, and the operating results of our subsidiaries. Total lease revenue, security distributions, financing revenue, and operating results generated by our investments for the three and six months ended June 30, 2016, increased $9.8 million and $19.2 million, respectively. The increases were primarily attributable to the GIGS lease, which added lease revenue totaling $10.2 million and $20.3 million, respectively, to the current-year periods.
For the six months ended June 30, 2016, lease revenue also increased for the Portland Terminal Facility by $144 thousand versus the prior-year period related to completion of the planned construction projects in November 2015. The year-to-date increase in lease revenue also included a $20 thousand increase due to annual CPI escalations pursuant to the Pinedale Lease Agreement.

Table of Contents	Glossary of Defined Terms

These increases were partially offset by a $638 thousand decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015.
For the three months ended June 30, 2016 and 2015, MoGas contributed $2.8 million and $2.5 million, respectively, to Net Operations (excluding depreciation and amortization). Transportation revenues totaled $3.6 million for the current quarter and $3.5 million for the prior-year period. Transportation costs, maintenance, and general and administrative expenses were approximately $810 thousand and $1.1 million, respectively. For the six months ended June 30, 2016 and 2015, MoGas contributed $5.6 million and $5.1 million, respectively, to Net Operations (excluding depreciation and amortization). Transportation revenues totaled approximately $7.2 million for the six months ended June 30, 2016 and 2015, while transportation costs, maintenance, and general and administrative expenses were approximately $1.6 million and $2.1 million, respectively. The decline in MoGas' general and administrative expenses versus the prior-year periods was due to legal fees incurred in the first half of 2015 related to obtaining approval for a planned sale-leaseback transaction which was submitted to FERC in November 2015, and subsequently approved in June 2016.
For the three months ended June 30, 2016 and 2015, our subsidiary, Omega, contributed $924 thousand and $900 thousand, respectively, to Net Operations (excluding depreciation and amortization) from its natural gas operations. For the six months ended June 30, 2016 and 2015, Omega's contribution was $1.8 million and $1.8 million, respectively. Omega's contribution represents the contract revenues related to distribution of natural gas on our pipeline after deducting distribution expenses (excluding depreciation and amortization) for the respective periods.
Our financing revenues are derived from our loans to BBWS and SWD. As of December 31, 2015, the Company had recorded a loss for the entire balance of the Black Bison loans. During the first quarter of 2016, our loan to SWD became delinquent, at which time the Company recorded a loan loss reserve and placed the Four Wood loan on non-accrual basis, which accounts for the decline in revenues from prior year. See Note 4, Financing Notes Receivable, for additional information on the Black Bison financing notes and Note 4, Financing Notes Receivable for more information on the Four Wood loans.
General and Administrative
Total general and administrative expenses from operations for the three months ended June 30, 2016 and 2015, were $2.8 million and $1.9 million, respectively. Total general and administrative expenses from operations for the six months ended June 30, 2016 and 2015, were $6.1 million and $4.5 million, respectively. The most significant components of the variance from the prior-year periods are outlined in the following table and explained below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Management fees	$1,618,530	$1,167,522	$3,456,696	$2,339,496
Acquisition and professional fees	644,628	416,591	1,531,649	1,658,546
Other expenses	510,082	321,216	1,074,747	475,806
Total	$2,773,240	$1,905,329	$6,063,092	$4,473,848
Management fees are directly proportional to the Company's asset base. As such, the 2016 increases versus the prior-year periods are directly related to the acquisition of GIGS. The GIGS-related increase over prior year was partially offset by certain reductions in the asset base, such as the sale of EIP in April 2015, and the waiver of Management fees by the management company on the non-performing financing notes.
The Management Agreement includes an incentive fee, calculated as a percentage of common stock dividends paid in excess of a predetermined threshold. In June 2015, the Company issued an additional 2.6 million shares of common stock to partially fund the acquisition of GIGS and subsequently raised its quarterly common stock dividend to $0.75 per share on January 26, 2016, thus increasing the total common stock dividends paid, for the six months ended June 30, 2016, by $5.5 million. The increase in common stock dividends paid resulted in an increase in incentive fees paid to the Manager of $79 thousand for the six months ended June 30, 2016 as compared to the prior year. See Note 8, Management Agreement, for additional information.
Acquisition and professional fees for the three months ended June 30, 2016 and 2015, increased $228 thousand versus the prior-year period. For the six months ended June 30, 2016 and 2015, acquisition and professional fees decreased $127 thousand to $1.5 million from $1.7 million, respectively.
Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. Recently, due to the uncertainty in the energy industry and the number of energy companies going through the bankruptcy process, we have experienced lower asset acquisitions costs. Acquisition expense for

Table of Contents	Glossary of Defined Terms

the six months ended June 30, 2016, declined $709 thousand compared to the prior-year period primarily because the Company pursued opportunities during the first three months of 2015 which were not completed.
Professional fees for the three and six months ended June 30, 2016 and 2015 increased $302 thousand and $582 thousand, respectively, versus the prior-year periods. These increases are primarily due to legal fees associated with the assignment and modification of the Pinedale Credit Facility. Additional expenses incurred in the monitoring of our assets at Pinedale and GIGS, the Black Bison foreclosure and sale activities, and valuation of the Four Woods REIT Loan collateral also contributed to the increase.
Other expenses for the three and six months ended June 30, 2016 and 2015 increased $189 thousand and $599 thousand, respectively, versus the prior-year periods. Together with valuation and other costs associated with the Black Bison foreclosure, the increases were predominantly related to the recording of Black Bison's operating expenses between the date we foreclosed and the subsequent sale. We also incurred additional expenses in connection with the redesign of our website, travel related to monitoring of our assets and attendance at industry conferences, and higher printing and mailing expenses associated with the Company's January 2016 Form S-3 Registration Statement and our February 2016 Prospectus Supplement.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA items presented above to exclude the portion attributable to Prudential's non-controlling interest. For the three months ended June 30, 2016 and 2015, Prudential's interest in these items totaled $963 thousand and $972 thousand, respectively. For the six months ended June 30, 2016 and 2015, Prudential's interest in these items totaled $1.9 million.
Adjusted EBITDA
Adjusted EBITDA attributable to CorEnergy Stockholders for the three months ended June 30, 2016 and 2015 was $17.2 million and $8.2 million, respectively. For the six months ended June 30, 2016 and 2015, adjusted EBITDA attributable to CorEnergy Stockholders was $34.1 million as compared to $16.4 million for the prior-year period. As noted above, the increases in adjusted EBITDA are primarily associated with the acquisition of GIGS in June 2015, partially offset by reduced revenues related to our financing agreements.
The following table presents a reconciliation of Adjusted EBITDA to Income Attributable to Common Stockholders as reported in the consolidated statements of income and comprehensive income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Adjusted EBITDA	$17,161,582	$8,181,237	$34,082,479	$16,433,265
Other Adjustments:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period (1)	—	—	117,004	371,323
Net realized and unrealized gain (loss) on securities, noncash portion	1,198,695	18,238	(431,222)	438,172
Depreciation, amortization, and ARO accretion	(5,737,025)	(3,495,986)	(11,033,843)	(7,544,818)
Interest expense, net	(3,540,812)	(1,126,888)	(7,466,821)	(2,274,160)
Provision for loan losses	(369,278)	—	(5,014,466)	—
Non-controlling interest attributable to depreciation, amortization, and interest expense(2)	651,803	559,674	1,247,828	1,119,486
Income tax benefit (expense)	(410,438)	48,863	844,688	(271,502)
Preferred dividend requirements	(1,037,109)	(1,037,109)	(2,074,218)	(1,774,609)
Income Attributable to Common Stockholders	$7,917,418	$3,148,029	$10,271,429	$6,497,157
(1) We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict the Company's share of income and losses from the investment in the security, previously unrealized gains can be reclassified as dividend income.

(2) ARO accretion expense has no impact on non-controlling interest.

Table of Contents	Glossary of Defined Terms

Net Distributions and Dividends Recorded as Income
The following table summarizes the breakout of net distributions and dividends reported as income on the income statement. The table begins with the gross cash distributions and dividend income received from our investment securities during the six months ended June 30, 2016 and 2015. This amount is increased by cash distributions received in a prior period that were, at the time, deemed a return of capital and have been reclassified during the current period as income. Finally, a reduction is shown for cash distributions received in the current period that are deemed a return of capital and, as such, are not included in income received from investment securities. The portion of the distributions that are deemed to be return of capital in any period are based on estimates made at the time such distributions are received. These estimates may subsequently be revised based on information received from the portfolio company after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

Net Distributions and Dividends Recorded as Income
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gross distributions and dividends received from investment securities	$215,139	$218,557	$474,873	$467,506
Add:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	—	—	117,004	371,323
Less:
Distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	970	25,147	2,135	55,011
Net distributions and dividends recorded as income	$214,169	$193,410	$589,742	$783,818
For the three months ended June 30, 2016 and 2015, the increase in net distributions and dividends recorded as income versus the prior-year period is due to a change in the characterization of our distributions received from Lightfoot. In the prior year, a higher percentage of the cash we received was deemed return of capital, whereas in the current year, nearly all of the distributions received are considered dividend income. For the six months ended June 30, 2016 and 2015, the $194 thousand decrease in net distributions and dividends recorded as income versus the prior-year period is primarily due to a $254 thousand decrease in adjustments recorded in the first quarter of each year to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s, which depict the Company's share of income and losses from the investment in the security. This decrease was offset by a decline in how much of the cash distributions from our investment in Lightfoot were considered a return of capital versus current income in 2016.
Net Realized and Unrealized Gain (Loss) on Securities
For the three months ended June 30, 2016 and 2015, the $1.2 million increase in the noncash portion of net realized and unrealized gains from other equity securities versus the prior-year period is primarily due to a combination of: (i) a $1.5 million increase in unrealized gains due to fluctuations in the valuation of Lightfoot; minus (ii) a $282 thousand decrease in unrealized gain on the 18-month escrow associated with the sale of VantaCore recognized during the prior-year period; plus (iii) a $10 thousand change in the valuation of the Black Bison warrant.
For the six months ended June 30, 2016 and 2015, the $869 thousand decrease in noncash portion of net realized and unrealized losses from other equity securities versus the prior-year period is primarily due to a combination of: (i) a $1.1 million decrease in unrealized gains due to fluctuations in the valuation of Lightfoot; minus (ii) a $240 thousand change in the valuation of the Black Bison warrant; plus (iii) a $239 thousand decrease in unrealized gain on the 18-month escrow associated with the sale of VantaCore recognized during the prior-year period; minus (iv) a $254 thousand decrease in adjustments recorded in the first quarter of each year to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s, which depict the Company's share of income and losses from the investment in the security.
The decrease in valuation of Lightfoot is due to a decrease in the public share price of Arc Logistics (ARCX) and a decrease in the value of Gulf LNG. ARCX share price at June 30, 2016 was $13.00/share, a decrease of $4.56/share from June 30, 2015. The decrease in Gulf LNG is due to an increase in the market discount rate and a decrease in the market growth rate, both resulting in a lower valuation.
Depreciation, Amortization, and ARO Accretion
Depreciation, amortization, and ARO accretion expense for the three months ended June 30, 2016 and 2015 increased $2.2 million as compared to the prior-year period. For the six months ended June 30, 2016 and 2015, depreciation, amortization, and ARO

Table of Contents	Glossary of Defined Terms

accretion expenses increased $3.5 million as compared to the prior-year period. The increases are primarily attributable to the acquisition of the GIGS in June 2015, partially offset by a decrease in depreciation expense due to the termination of the PNM Lease Agreement. Please refer to Note 3, Leased Properties And Leases, for additional discussion of the PNM Purchase Agreement and its effects on the consolidated financial statements included in this quarterly report on Form 10-Q.
Interest Expense
For the three months ended June 30, 2016 and 2015, interest expense totaled approximately $3.5 million for the current-year period versus $1.1 million for the prior-year period. The $2.4 million increase is attributable to the debt incurred in connection with the June 30, 2015 GIGS acquisition, consisting of the $115 million in 7% Convertible Senior Notes and the $45 million term loan with Regions Bank.
For the six months ended June 30, 2016, interest expense was approximately $7.5 million as compared to $2.3 million for the prior-year period. The year-to-date increase is attributable to the debt incurred in connection with the acquisition of GIGS. The convertible notes accounted for approximately $4.4 million of the increase while the Company's $45 million draw on the Regions Term Note accounted for approximately $786 thousand of the increase.
Non-Controlling Interest Attributable to Depreciation, Amortization, ARO Accretion, and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Prudential's proportionate share of depreciation, amortization, ARO accretion, and interest expense increased $92 thousand and $128 thousand, for the three and six months ended June 30, 2016 and 2015, respectively. The increase is attributable to interest and related costs reported as interest expense associated with the amendment and modification of the Pinedale Credit Facility.
Net Income Attributable to CorEnergy Stockholders
Net income attributable to CorEnergy stockholders was $9.0 million for the three months ended June 30, 2016, as compared to $4.2 million for the prior-year period. After deducting $1.0 million for the portion of preferred dividends that are allocable to the current period, net income attributable to common stockholders was $7.9 million, or $0.66 per basic common share and $0.64 per diluted common share. For the six months ended June 30, 2016, net income attributable to CorEnergy stockholders was $12.3 million, as compared to $8.3 million, for the prior-year period. After deducting $2.1 million for the portion of preferred dividends that are allocable to the current periods, net income attributable to common stockholders was $10.3 million, or $0.86 per basic and diluted common share as compared to $6.5 million, or $0.69 per basic and diluted common share, for the prior-year period.
Common Equity Attributable to CorEnergy Shareholders per Share
As of June 30, 2016, our common equity decreased by approximately $9.5 million to $352.3 million from $361.8 million as of December 31, 2015. This decrease principally consists of: (i) dividends paid to our shareholders of approximately $20.0 million; minus (ii) net income attributable to CorEnergy common stockholders of approximately $12.3 million; plus (iii) $332 thousand of dividends reinvested under the DRIP plan; minus (iv) a $208 thousand decrease in accumulated other comprehensive income associated with our hedged derivative assets. The table below does not reflect non-controlling interest equity.

Book Value Per Share
Analysis of Equity	June 30, 2016	December 31, 2015
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding as of June 30, 2016, and December 31, 2015	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,869,828 and 11,939,697 shares issued and outstanding at June 30, 2016, and December 31, 2015 (100,000,000 shares authorized)	11,870	11,940
Additional paid-in capital	352,270,804	361,581,507
Accumulated other comprehensive income	(17,274)	190,797
Total CorEnergy Stockholders' Equity	408,515,400	418,034,244
Subtract: 7.375% Series A cumulative redeemable preferred stock	(56,250,000)	(56,250,000)
Total CorEnergy Common Equity	$352,265,400	$361,784,244
Common shares outstanding	11,869,828	11,939,697
Book Value per Common Share	$29.68	$30.30

Table of Contents	Glossary of Defined Terms

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
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
Due to the legacy investments that we hold, we have also historically presented a measure of FFO, to which we refer herein as FFO Adjusted for Securities Investments which is derived by further adjusting NAREIT FFO for distributions received from investment securities, income tax expense (benefit) from investment securities, net distributions and dividend income, and net realized and unrealized gain or loss on other equity securities.
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
Both NAREIT FFO and FFO Adjusted for Securities Investments are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and that may also be the case with the energy infrastructure assets in which we invest. NAREIT FFO and FFO Adjusted for Securities Investments exclude depreciation and amortization unique to real estate and gains and losses from property dispositions and extraordinary items. As such, it provides a performance measure that provides a perspective not immediately apparent from net income when compared to prior-year periods. These metrics reflect the impact to operations from trends in base and participating rents, company operating costs, development activities, and interest costs.
We calculate NAREIT FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts in its March 1995 White Paper (as amended in November 1999 and April 2002) and FFO Adjusted for Securities Investment as NAREIT FFO with additional adjustments described above due to our legacy investments. This may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly may not be comparable to such other REITs. NAREIT FFO and FFO Adjusted for Securities Investments do not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations, or other commitments and uncertainties. NAREIT FFO and FFO Adjusted for Securities Investments, as historically reported by the Company, should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance, or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three and six months ended June 30, 2016 and 2015. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments and provision for loan losses, above-market rent, noncash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income attributable to CorEnergy Stockholders	$8,954,527	$4,185,138	$12,345,648	$8,271,766
Less:
Preferred Dividend Requirements	1,037,109	1,037,109	2,074,218	1,774,609
Net Income attributable to Common Stockholders	$7,917,418	$3,148,029	$10,271,430	$6,497,157
Add:
Depreciation	5,539,667	3,480,644	10,629,420	7,514,134
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	411,455	411,455	822,909	822,909
NAREIT funds from operations (NAREIT FFO)	$13,045,630	$6,217,218	$20,077,941	$13,188,382
Add:
Distributions received from investment securities	215,139	218,557	474,873	467,506
Income tax expense (benefit) from investment securities	533,765	88,233	58,128	501,097
Less:
Net distributions and dividend income	214,169	193,410	589,742	783,818
Net realized and unrealized gain (loss) on other equity securities	1,199,665	43,385	(429,087)	493,183
Funds from operations adjusted for securities investments (FFO)	$12,380,700	$6,287,213	$20,450,287	$12,879,984
Add:
Provision for loan losses, net of tax	369,278	—	4,409,359	—
Transaction costs	1,000	74,551	37,915	747,298
Amortization of debt issuance costs	470,506	307,930	1,087,603	613,640
Amortization of deferred lease costs	22,983	15,342	45,966	30,684
Accretion of asset retirement obligation	174,375	—	358,457	—
Income tax expense (benefit)	(123,327)	(137,096)	(297,709)	(229,595)
Amortization of above market leases	—	—	—	72,987
Unrealized (gain) loss associated with derivative instruments	33,820	(17,649)	57,695	(34,529)
Less:
EIP Lease Adjustment (1)	—	—	—	542,809
Non-Controlling Interest attributable to AFFO reconciling items	9,064	22,227	45,868	45,511
Adjusted funds from operations (AFFO)	$13,320,271	$6,508,064	$26,103,705	$13,492,149

Weighted Average Shares of Common Stock Outstanding:
Basic	11,912,030	9,523,753	11,927,984	9,423,758
Diluted	15,396,879	9,863,413	15,406,339	9,594,526
NAREIT FFO attributable to Common Stockholders
Basic	$1.10	$0.65	$1.68	$1.40
Diluted	$0.99	$0.63	$1.59	$1.38
FFO attributable to Common Stockholders
Basic	$1.04	$0.66	$1.71	$1.37
Diluted	$0.95	$0.64	$1.61	$1.35
AFFO attributable to Common Stockholders
Basic	$1.12	$0.68	$2.19	$1.43
Diluted	$1.01	$0.66	$1.98	$1.41
(1) Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to CorEnergy-sustainable AFFO. CorEnergy believes that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates CorEnergy's distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. The Company completed the sale of EIP on April 1, 2015.

Table of Contents	Glossary of Defined Terms

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
SEASONALITY
Though MoGas has stable revenues throughout the year, it will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, MoGas operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of June 30, 2016, please refer to "Item 2 - Properties" in our annual report on Form 10-K for the year ended December 31, 2015, and to Notes 3 and 4 in the Notes to the Consolidated Financial Statements included in this report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended June 30, 2016.
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

Table of Contents	Glossary of Defined Terms

CorEnergy provided a conditional waiver to certain remedies of these defaults. This allowed CorEnergy’s tenant to remain outside the bankruptcy proceedings.
On April 25, 2016, EXXI was delisted from the NASDAQ Stock Market as a result of failing to meet certain listing standards. EXXI has begun trading on the OTC Pink Market.
Our tenant continues to make timely rent payments in accordance with the GIGS Lease Agreement. EXXI has stated its intentions to continue normal operations during the bankruptcy proceedings. EXXI had its Disclosure Statement approved on July 15, 2016, enabling EXXI to begin soliciting creditor approval of its proposed Plan of Reorganization. CorEnergy will continue to monitor, and take appropriate actions to, the information disclosed throughout the proceedings.
Pinedale LGS
Depressed commodity prices have negatively impacted the operational and financial condition of Ultra Petroleum ("UPL"). UPL filed on April 29, 2016, a voluntary petition to reorganize under Chapter 11. The filing includes Ultra Wyoming LGS, LLC, the operator of the Pinedale LGS and tenant of the Pinedale Lease Agreement.
The bankruptcy filing of both the guarantor, Ultra Petroleum, and the tenant and circumstances prompting the filing constitute defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing serves as a stay of the Company's ability to exercise remedies for certain of those defaults. However, Section 365 of the Bankruptcy Code requires Ultra Wyoming to comply on a timely basis with many provisions of the Pinedale Lease Agreement, including the payment provisions. The only exception to that requirement is if Ultra Wyoming takes specific action to reject the Pinedale Lease Agreement. Ultra Wyoming has not filed a motion to reject the Pinedale Lease. On July 27, 2016, Ultra Petroleum filed with the U.S. Bankruptcy Court a motion to extend the exclusive period during which the Company can file a Chapter 11 plan and solicit acceptances thereof through and including February 28, 2017 and April 30, 2017, respectively.
On May 2, 2016, UPL was delisted from the NYSE Stock Market as a result of failing to meet certain listing standards. UPL has begun trading on the OTC Pink Market. Our tenant continues to make timely rent payments in accordance with the Pinedale Lease Agreement. UPL has stated its intentions to continue normal operations during the bankruptcy proceedings. UPL has requested an extension to file its proposed Plan of Reorganization and Disclosure Statement until first quarter 2017. We anticipate UPL will accept or reject its leases, including the Pinedale Lease Agreement, by year-end 2016. CorEnergy will continue to monitor, and take appropriate actions to, the information disclosed throughout the proceedings.
MoGas Pipeline
On June 1, 2016, the Federal Energy Regulatory Commission (“FERC”) authorized MoGas to sell its natural gas pipeline facilities to an affiliate, CorEnergy Pipeline Company, LLC (“CPC”). FERC authorized MoGas to lease these same facilities back from CPC and continue to serve as operator of the facilities. FERC also authorized MoGas to consolidate its accounting with CPC so that MoGas’s lease payments to CPC will be offset by the equivalent revenue received by CPC.  The sale and leaseback transaction authorized by FERC will position lease payments that MoGas makes to CPC to qualify as REIT rental income should CorEnergy sell a majority stake in MoGas stock to an unaffiliated third party.  At the time of such sale, MoGas must seek FERC approval to combine its accounts with the third-party owner.
Black Bison
On February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of Black Bison Water Services, LLC, the borrower of the Black Bison financing note receivable. See Note 4 in the Notes to the Consolidated Financial Statements in this report.
On June 16, 2016, the Company sold substantially all of the assets of BBWS and its subsidiaries to Expedition Water Solutions for a combination of cash plus an earn-out. CorEnergy received $1.0 million of cash, before fees, upon closing the agreement, retained certain working capital investments, and will receive royalty payments on future sales with a limit of $6.5 million. Royalty payments will not increase AFFO.
Four Wood
CorEnergy is in the process of restructuring its Four Wood financing note to SWD and converting a portion of it into preferred equity interest. Cash and Payment-in-Kind interest and dividends will not increase AFFO until Four Wood generates sustainable operating margins and the reserve for collection has been removed.

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
Private Security Assets
As of June 30, 2016, our investment in Lightfoot represents approximately 1.2 percent of the Company’s total assets. The following table is a summary of the fair value of Lightfoot at June 30, 2016, as compared to the fair value at December 31, 2015:

Fair Value of Other Equity Securities
	Fair Value At June 30, 2016	Fair Value At December 31, 2015	$ Change	% Change
Lightfoot	$8,036,136	$8,393,683	$(357,547)	(4.3)%
Lightfoot
The fair value of Lightfoot as of June 30, 2016, decreased approximately $358 thousand, or 4.3 percent, as compared to the valuation at December 31, 2015, primarily due to the change in value of Arc Logistics' publicly traded shares, offset by a decrease in the Company's marketability discount.
During the three and six months ending June 30, 2016, the Company received a distribution of $213 thousand and $468 thousand, respectively, and expects these distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics and Gulf LNG. However, both the ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG, nor Lightfoot is under any obligation to make such distributions. On March 1, 2016 an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C ("Eni USA"), one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA terminate its' agreement with Gulf LNG, this could materially impact Arc Logistics and Gulf LNG's ability to fund their distributions to the Company. Accordingly, there can be no assurance that our expectations concerning 2016 distributions from Lightfoot will be realized.
VantaCore
The company received its final escrow distribution of $1.4 million on April 1, 2016.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2016, we had approximately $63.2 million available for future investment representing cash of $8.1 million plus revolver availability of $55.1 million less the following near-term commitments:

•	current maturities of long-term debt of $8.6 million;

•	accounts payable and other accrued liabilities totaling $2.5 million; and

•	management fee payable of $1.7 million.
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
Cash Flows - Operating, Investing, and Financing Activities
Cash Flows from Operating Activities
For the six months ended June 30, 2016, cash provided by operating activities totaled approximately $26.0 million, representing an increase of approximately $11.4 million as compared to the six months ended June 30, 2015. The significant factors impacting the increase are as follows:

•	GIGS lease payments totaling $15.8 million.

Table of Contents	Glossary of Defined Terms

•	Proceeds from final escrow distribution related to the sale of Vantacore of approximately $1.4 million.

•	Increase in interest paid of approximately $5.0 million.

•	Decrease in financing note revenue of approximately $1.2 million.

For the six months ended June 30, 2015, cash provided by operating activities totaled approximately $14.6 million representing an increase of approximately $2.3 million over the same period of the prior year. The significant increases and decreases in cash provided by operating activities that primarily drove this change included the following:

•	MoGas, acquired in November 2014, net operating results contributed $5.2 million.

•
Portland Terminal Facility lease payments had increased to the full amount of the base rent and had also increased as a result of nearly $9 million in completed construction projects, contributing approximately $1.6 million.

•	Additional payments to the Company resulting from a July 2014 increase in Financing Notes Receivable contributed nearly $800 thousand to the increase over prior year.

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

Cash Flows from Investing Activities
Significant factors impacting the $296 thousand of cash provided in investing activities during the six months ended June 30, 2016 were as follows:

•	Net proceeds from the sale of assets and liabilities held for sale of $645 thousand.

•	Purchases of property and equipment of $372 thousand.

•	Proceeds received on foreclosure of BB Intermediate of $223 thousand.

•	Funding to close operations of Black Bison and Four Wood financing notes of $202 thousand.
Significant factors impacting the $242.3 million of cash used in investing activities during the six months ended June 30, 2015 included the following:

•	Deployed approximately $246.5 million to acquire the GIGS assets.

•	$3.4 million of capital improvements in connection with the Portland Terminal facility.

•	The sale of the EIP asset on April 1, 2015 provided additional cash of approximately $7.7 million.
Cash Flows from Financing Activities
Significant factors impacting the $32.8 million of cash used in financing activities during the six months ended June 30, 2016 included the following:

•	Repurchases of common stock of approximately $2.0 million.

•	Repurchases of convertible debt of approximately $931 thousand.

•	Common and preferred dividends paid of $17.6 million and $2.1 million, respectively.

•	$44.0 million drawn on the Regions revolver then used in connection with the Pinedale refinancing.

•	Principal payments of $52.2 million in connection with the Pinedale facility.

•	Principal payments on the term note of $1.8 million.
Significant factors impacting the $232.5 million of cash provided by financing activities during the six months ended June 30, 2015 included the following:

•	The January 2015 preferred stock offering generated approximately $54.2 million, of which, $32.0 million was subsequently used to pay down the Regions Revolver.

•	In connection with the acquisition of the GIGS assets, the Company raised a total of $226.7 million as follows:

◦	$73.2 million in net proceeds raised in a follow-on common stock offering;

◦	$111.3 million in net proceeds from the 7.00 % Convertible Note offering; and

◦	$42.0 million drawn on the Regions Revolver.

•	Common and preferred dividends paid of approximately $12.0 million and $1.4 million, respectively.

Table of Contents	Glossary of Defined Terms

Revolving and Term Credit Facilities
Credit Facilities of the REIT
Effective as of March 4, 2016, the Company and the required lenders under the Regions Revolver executed a Limited Consent and Amendment (the “Consent”).  Pursuant to such Consent, among other things, the lenders consented to the Company’s use of up to $49.0 million, up to $44.0 million of which could come from the proceeds of draws under the Regions Revolver, in connection with the refinancing of Pinedale LP’s outstanding indebtedness due under the $70 million secured term credit facility on March 30, 2016 as discussed below. The Company paid fees to the lenders in connection with the Consent in an aggregate amount of $193 thousand. The Company subsequently drew $44 million on the Regions Revolver in conjunction with the refinancing of the Pinedale Facility and as of June 30, 2016, has approximately $55.1 million of available borrowing capacity on the Regions Revolver.
For a summary of the additional material terms of the Regions Credit Facility and the refinancing of the Pinedale LP facility (as discussed below), please see Note 14 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and Note 10 in the Notes to the Consolidated Financial Statements included in this report.
Pinedale Facility
Pinedale LP's $70.0 million secured term credit facility was set to expire at the end of December 2015; however, the Company extended the facility through March 30, 2016. Under the December 31, 2015 extension amendment, outstanding balances accrued interest at a variable annual rate equal to LIBOR plus 4.25 percent. Pinedale LP made principal payments totaling approximately $3.2 million during the extension period through March 30, 2016. On March 30, 2016, the Company and Prudential, as the Refinancing Lenders and in proportion to their pro rata equity interests in Pinedale LP, together paid the remaining $58.5 million principal balance of the $70.0 million secured term credit facility and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. Through March 30, 2016, the interest rate swap derivatives remained in place on $52.5 million of the secured term credit facility at a fixed rate of 0.865 percent less a floating, 1-month LIBOR rate. As part of the March 30, 2016 refinancing, the Company terminated one of the derivative contracts, representing half of the amount hedged.
Refer to Note 10 in the Notes to the Consolidated Financial Statements included in this report for additional information.
Convertible Notes
As authorized by the board of directors, during May 2016, the Company repurchased $1.0 million of face value of the Convertible Notes. Refer to Note 15 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and Note 11 in the Notes to the Consolidated Financial Statements included in this report for additional information concerning the Convertible Notes..
MoGas Credit Facility
As of June 30, 2016, the co-borrowers are in compliance with all covenants and there had been no borrowings against the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes, is guaranteed and secured by the assets of Omega. On July 28, 2016 the maturity date of July 31, 2016 was amended and extended to July 31, 2017. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at June 30, 2016.
Refer to Note 14 in the Notes to the Consolidated Financial Statements included in this report for additional information regarding renewal of the Mowood/Omega Revolver.
Debt Covenants
Under the terms of the amended and restated Regions Revolver and term loan agreement, as of June 30, 2015, the Company is subject to certain financial covenants as follows: (i) a minimum debt service coverage ratio of 2.0 to 1.0; (ii) a maximum total leverage ratio of 5.0 to 1.0; (iii) a maximum senior secured recourse leverage ratio (which generally excludes debt from Unrestricted Subs) of 3.0 to 1.0.; and (iv) a maximum total funded debt to capitalization ratio of 50 percent. Effective September 30, 2015, the Regions Revolver was amended to clarify that the covenant related to the Company's ability to make distributions is tied to AFFO and applicable REIT distribution requirements, and provides that, in the absence of any acceleration of maturity following an

Table of Contents	Glossary of Defined Terms

Event of Default, the Company may make distributions equal to the greater of the amount required to maintain the Company's REIT status and 100 percent of AFFO for the trailing 12-month period.
The $70 million secured term credit facility is subject to (i) a minimum interest rate coverage ratio of 5.5 to 1.0; (ii) a maximum leverage ratio of 3.25 to 1.0; and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. As a result of the March 30, 2016 refinancing the minimum interest coverage ratio was amended to a ratio of 3.0 to 1.0. We were in compliance with all covenants at June 30, 2016.
Equity Offerings
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of June 30, 2016, we have issued 19,233 shares of common stock under the Company's dividend reinvestment plan, reducing availability by approximately $332 thousand.
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

Liquidity and Capitalization
	As of June 30, 2016	As of December 31, 2015
Cash and cash equivalents	$8,116,117	$14,618,740

Credit facility	44,000,000	—
Long-term debt (including current maturities)	152,001,604	216,864,752
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	56,250,000	56,250,000
Capital stock, non-convertible, $0.001 par value	11,870	11,940
Additional paid-in capital	352,270,804	361,581,507
Accumulated other comprehensive (loss) income	(17,274)	190,797
CorEnergy equity	408,515,400	418,034,244
Total CorEnergy capitalization	$604,517,004	$634,898,996
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $3.0 million and $1.5 million.
Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will fund our normal recurring operating expenses, recurring debt service requirements, and dividends to shareholders.
Our sources of liquidity as of June 30, 2016 to pay our remaining 2016 commitments include the amounts available under our revolving credit facilities of approximately $56.6 million and unrestricted cash on hand of approximately $8.1 million. As authorized by our Board of Directors, we may use our liquidity to purchase up to an additional $10.0 million of our common stock and up to $15.0 million of face value of our convertible debt, subject to market conditions and compliance with all applicable regulatory requirements. As of June 30, 2016 the Company has repurchased approximately $2.0 million of common stock and $1.0 million of face value of the convertible debt. See Notes 11 and 12 in the Notes to the Consolidated Financial Statements in this report, for convertible debt repurchased and shares of common stock purchased, respectively.
We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2016 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Table of Contents	Glossary of Defined Terms

Private Securities Investments
As of June 30, 2016, our only remaining securities investment was Lightfoot. For additional information concerning Lightfoot and related developments during 2016 please refer to the discussion presented above in this Item 2 under the heading “Asset Portfolio and Related Developments.”
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets and, to the extent compatible with our status as a REIT, equity enhancements to certain of our real property investments), and we intend to liquidate our remaining private securities investments in an orderly manner.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of June 30, 2016:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt (2)	$10,329,185	$864,768	$1,337,112	$8,127,305	$—
Interest payments on Pinedale LP Debt (2)		798,400	1,431,576	1,110,710	—
Convertible Debt	$114,000,000	—	—	114,000,000	—
Interest payments on Convertible Debt		7,980,000	15,960,000	7,980,000	—
Regions Term Note (1)	$41,400,000	7,890,000	12,920,000	20,590,000	—
Interest payment on Regions Term Note		1,412,201	2,090,916	342,906	—
Regions Revolver	$44,000,000	—	—	44,000,000	—
Interest payment on Regions Revolver		1,650,611	3,301,222	759,733	—
Totals		$20,595,980	$37,040,826	$196,910,654	$—
(1) The amount shown as the Notional Value for the Regions Term Note represents the outstanding principal balance at June 30, 2016.
(2)  The amounts for Pinedale LP debt above represent Prudential's share of the principal and interest payments which is 18.95% of the total. The Company's share of the principal and interest are eliminated in consolidation as these became intercompany on March 30, 2016 due to CorEnergy taking over with Prudential as Refinancing Lenders on the Pinedale LP note. See footnote 10, Credit Facilities, for further information.

Fees paid to Corridor under the Management Agreement and the Administrative Agreement are not included because they vary as a function of the value of our total asset base. For additional information see Note 8 in the Notes to the Consolidated Financial Statements in this report.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
MAJOR TENANTS
As of June 30, 2016, the Company had three significant leases. For additional information concerning each of these leases, see Note 3 in the Notes to the Consolidated Financial Statements included in this report.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended June 30, 2016, the sources of our stockholder distributions include lease revenue and transportation and distribution revenue from our real property assets and distributions from our investment securities. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
On February 29, 2016, the Company paid fourth quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock.
On May 31, 2016, the Company paid first quarter dividends of $.075 per share of common stock and $0.4609375 per depositary share for the Company's 7.375% Series A Cumulative Redeemable Preferred Stock.

Table of Contents	Glossary of Defined Terms

On July 27, 2016, the Company's Board of Directors declared second quarter dividends of $.075 per share of common stock and $0.4609375 per depositary share for the Company's 7.375% Series A Cumulative Redeemable Preferred Stock payable on August 31, 2016.
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
CRITICAL ACCOUNTING ESTIMATES
The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. See Note 2 to the Consolidated Financial Statements included in this report for further information related to our significant accounting policies.
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
We estimate the fair value of MoGas based on a number of factors, including discount rates, projected cash flows, and the potential value we would receive if we sold the business. We also compare the total fair value to our overall enterprise value, which considers the market value for our common and preferred units. Estimating projected cash flows requires us to make certain assumptions as it relates to the future operating performance of MoGas and assumptions related to their customers, such as their future capital and operating plans and their financial condition. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates. If the assumptions embodied in the projections prove inaccurate, we could incur a future impairment charge.
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
Commodity prices have continued to decline since late 2014, and that decline has adversely impacted forecasted cash flows, discount rates, and stock/unit prices for most companies in the energy industry.
We continue to monitor goodwill and we could experience impairments of goodwill in the future if we experience material customer defaults. As of June 30, 2016 we have not recorded any impairments of goodwill.

Table of Contents	Glossary of Defined Terms

Long-Lived Assets
Our long-lived assets consist primarily of a subsea midstream pipeline system, liquids gathering system, petroleum products terminal, and natural gas pipelines that have been obtained through a business combination and asset acquisitions. The initial recording of these long-lived assets was at fair value, which is estimated by management primarily utilizing market-related information and other projections on the performance of the assets acquired. Management reviews this information to determine its reasonableness in comparison to the assumptions utilized in determining the purchase price of the assets in addition to other market-based information that was received through the purchase process and other sources. These projections also include projections on potential obligations assumed in these acquisitions. Due to the imprecise nature of the projections and assumptions utilized in determining fair value, actual results can, and often do, differ from our estimates.
We utilize assumptions related to the useful lives and related terminal value of our long-lived assets in order to determine depreciation and amortization expense each period. Due to the imprecise nature of the projections and assumptions utilized in determining useful lives, actual results can differ from our estimates.
We continually monitor our business, the business environment, and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value of our assets based on our long-lived assets' ability to generate future cash flows on an undiscounted basis. This differs from our evaluation of goodwill, for which we perform an assessment of the recoverability of goodwill utilizing fair value estimates that primarily utilize discounted cash flows in the estimation process (as described above), and accordingly any goodwill impairment recognized may not be indicative of a similar impairment of the related underlying long-lived assets.
Projected cash flows of our long-lived assets are generally based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value we would receive if we sold the asset, discount rates, and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates.
We continue to monitor our long-lived assets, and we could experience additional impairments of the remaining carrying value of these long-lived assets in the future if we receive additional negative information about market conditions or our tenants which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those investments. As of June 30, 2016, we have not recorded an impairment of long-lived assets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of June 30, 2016, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2015.
As of June 30, 2016, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $8.0 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $500 thousand.
Our equity and debt securities, outside of the convertible notes, are reported at fair value. The fair value of securities is determined using readily available market quotations from the principal market, if available. Because there are no readily available market quotations for many of the securities in our portfolio, we value our securities at fair value as determined in good faith under a valuation policy and a consistently applied valuation process, which has been approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of June 30, 2016, we had $153.8 million in long-term debt (net of current maturities). The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on that portion of our variable rate debt which is not hedged.

Table of Contents	Glossary of Defined Terms

On March 30, 2016, the Company and Prudential ("the Lenders") together paid their pro rata shares of the $58.5 million principal balance of the $70 million secured term credit facility and the Company executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Lenders. The facility was further modified to increase the LIBOR Rate to the greater of (i) 1.0% and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to seven percent (7.0 percent) per annum. The Company also terminated one of its original derivative contracts, leaving a $26.3 million derivative contract with Bank of America as of June 30, 2016.
Variable rate debt as of June 30, 2016, was $10.3 million under the Pinedale facility, $44.0 million under the Regions Revolver, and $41.4 million under the Regions Term Note. These variable rate debt instruments total $69.5 million of variable rate debt after giving effect to our $26.3 million interest rate swap at June 30, 2016. A 100 basis point increase or decrease in current LIBOR rates would result in a $348 thousand increase or decrease of interest expense for the six months ended June 30, 2016. As of June 30, 2016, the fair value of our hedge derivative liability totaled approximately $125 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase the net hedged derivate instrument by $373 thousand, while a decrease of 100 basis points would decrease the net hedged derivative instrument by $196 thousand as of June 30, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Table of Contents	Glossary of Defined Terms

ITEM 1A. RISK FACTORS
Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended June 30, 2016. Each risk factor below amends and restates the corresponding risk factor previously disclosed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Other than as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Risks Related to Our Investments in Real Estate and the U.S. Energy Infrastructure Sector
Risks Related to Our Two Largest Investments
The Grand Isle Gathering System and the Pinedale LGS constitute the largest single component of our leased infrastructure real property assets and associated lease revenues and will materially impact the results of our business.
The Grand Isle Gathering System represented approximately 38 percent of our total assets as of June 30, 2016 and December 31, 2015, respectively, and the lease under the Grand Isle Lease Agreement with the EXXI Tenant represented approximately 46 percent and 29 percent of our total revenue for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. The Pinedale LGS represented approximately 30 percent of our total assets as of both June 30, 2016 and December 31, 2015 and the lease payments under the Pinedale Lease Agreement with Ultra Wyoming represented approximately 23 percent and 29 percent of our total revenue for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.
EXXI, the corporate parent and guarantor of the obligations of EXXI Tenant under the Grand Isle Lease AGreement and certain entities affiliated to it filed for bankruptcy on April 14, 2016. The EXXI Tenant did not file for bankruptcy. The entities that did file for bankruptcy subsequently sought, and obtained from the bankruptcy court, an order characterizing us as a critical vendor. This characterization insures continued payment to us of rental payments during the bankruptcy. All payments due to us from the EXXI Tenant have been timely paid.
The Ultra Wyoming, lessee of the Pinedale LGS, and Ultra Petroleum, the guarantor of Ultra Wyoming's obligations as tenant under the Pinedale Lease Agreement, both filed for bankruptcy on April 29, 2016. No motions have been filed in that bankruptcy proceeding relating to the Pinedale Lease Agreement or our status as a critical vendor. All payments due to us under the Pinedale Lease Agreement have been made to date.
Current information about the EXXI bankruptcy and a complete discussion of the risks related to EXXI's business can be found in EXXI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and its Annual Report on Form 10-K for the year ended June 30, 2015. Current information about the Ultra Petroleum bankruptcy and a complete discussion of the risks related to Ultra Petroleum's business can be found in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further updates related to Ultra Petroleum and EXXI may be found in their subsequent reports filed with the SEC.
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
In addition, if we determine that a renewal of a lease with any present or future tenant of any of our energy infrastructure assets is not in the best interests of our stockholders, if a tenant determines it no longer wishes to be the tenant under a lease upon its expiration, if we desire to terminate a lease as a result of a breach of that lease by the tenant or if we lose any tenant as a result of such tenant’s bankruptcy, then in each circumstance we would need to identify a new tenant for the lease. We may not be able to identify a new tenant, as interest in leasing certain of our assets would be dependent on ownership of an interest in nearby mineral rights. In addition, any new tenant would need to be a qualified and reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as our tenant. There is no assurance that we would be able to identify a tenant that meets these criteria, or that we could enter into a new lease with any such tenant on terms that are as favorable as the lease terms that were in place with the prior tenant.

Table of Contents	Glossary of Defined Terms

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
We enter into sale-leaseback transactions, whereby we purchase an energy infrastructure property and then simultaneously lease the same property back to the seller. If a lessee company becomes insolvent or declares bankruptcy, our business could be adversely affected by one or both of the following:

•
A sale-leaseback transaction may be re-characterized as either a financing or a joint venture in a bankruptcy or insolvency proceeding. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the subject property, and as a result would have the status of a creditor in relation to the lessee company. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the lessee company for the amounts owed under the lease. Although we believe each of our lease agreements constitutes a true lease that should not be re-characterized, there is no guaranty a court would agree. In the event of re-characterization, our claim under a lease agreement would either be secured or unsecured. We will take steps to create and perfect a security interest in our lease agreement such that our claim would be secured in the event of a re-characterization, but such attempts could be subject to challenge by the debtor or creditors and there is no assurance a court would find our claim to be secured. The lessee company/debtor under this scenario, might have the ability to restructure the terms, interest rate and amortization schedule of its outstanding balance. If approved by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing any lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and the lessee company could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee company relating to the property.

•
Subject to the re-characterization risk above, the lessee could either assume or reject the lease in a bankruptcy proceeding. Generally, the lessee would be required to make rent payments to us during its bankruptcy until it rejects the lease (for leases that are personal property leases, the lessee need not make rental payments that arise from the petition date until 60 days after the order for relief is entered in the bankruptcy case). If the lessee assumes the lease, the bankruptcy court would not be able to change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us, though there may be a delay as a result of the bankruptcy in such return. We may not be able to identify a new tenant, as interest in leasing certain of our assets would be dependent on ownership of an interest in nearby mineral rights. In addition, any new tenant would need to be a qualified reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as our tenant. There is no assurance that we would be able to identify a tenant that meets these criteria, or that we could enter into a new lease with any such tenant on terms that are as favorable as the lease terms that were in place with the prior tenant. In that event, if we were able to re-lease the affected facility to a new tenant only on unfavorable terms or after a significant delay, we could lose some or all of the revenue from that facility for an extended period of time. If the lease agreement is rejected, our claim against the lessee and/or parent guarantor could be subject to a statutory cap under section 502(b)(6) of the Bankruptcy Code to the extent the lease agreement is deemed to be a lease for real property rather than a lease for personal property. Such cap generally limits the amount of a claim for lease-based damages in the event of a rejection to the greater of one year’s rent or 15 percent of the rent reserved for the remaining lease term, not to exceed 3 years. We believe that any of our lease agreements would be characterized as a real property lease rather than a personal property lease, though a court could hold to the contrary.

Table of Contents	Glossary of Defined Terms

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of common stock made by the Company and its affiliates during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (3)
April 1–30, 2016	23,400	$20.23	23,400	447,467
May 1–31, 2016	67,563	$23.29	67,213	331,013
June 1–30, 2016	240	$26.06	—	275,939
Total	91,203	$22.51	90,613	—

(1) Includes 90,613 shares repurchased by the Company pursuant to the one year, $10 million common stock repurchase plan announced by the Company's Board of Directors on December 31, 2015. As previously disclosed in their Form 4 filings with the SEC, also includes (i) one open market purchase by David J. Schulte, the Company’s President and Chief Executive Officer, of 350 shares at $22.80 per share on May 26, 2016 and (ii) one open market purchase by Rebecca M. Sandring, the Company’s Chief Accounting Officer, of 240 shares at $26.06 per share on June 14, 2016.

(2) Represents the weighted average price per share of the common stock on the repurchase dates.
(3) Represents the maximum number of shares of common stock that may be repurchased, as of the end of each respective period, pursuant to the December 2015 plan referenced in Note (1) prior to its expiration in December 2016. Such maximum number of shares has been estimated, based on the closing market price for the Company’s common stock on the New York Stock Exchange on (a) April 29, 2016 ($21.29 per share), (b) May 31, 2015 ($24.05 per share), and (c) June 30, 2016 ($28.85 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.2.5
Letter Agreement, dated May 9, 2016, concerning Management Fee for March 31, 2016 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (1)

10.2.6
Letter Agreement, dated June 30, 2016, concerning Incentive Fee for June 30, 2016 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. - filed herewith

10.25	Waiver to Lease, dated April 13, 2016, by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC (2)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends- filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101
The following materials from CorEnergy Infrastructure Trust, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements - furnished herewith

(1)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016.

(2)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed April 14, 2016.

Table of Contents	Glossary of Defined Terms

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

August 9, 2016

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)
August 9, 2016