Form 10-Q
period 2016-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2016-11-04
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐    No  ☒
As of October 31, 2016, the registrant had 11,876,389 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2015.
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
Arc Terminals: Arc Terminals Holdings LLC, an indirect wholly-owned operating subsidiary of Arc Logistics
ARO: the Asset Retirement Obligation liabilities assumed with the acquisition of GIGS
ASC: FASB Accounting Standards Codification
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
CorEnergy BBWS: CorEnergy BBWS, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy
Convertible Notes: the Company's 7.00% Convertible Senior Notes Due 2020
Corridor: Corridor InfraTrust Management, LLC, the Company's external manager pursuant to the Management Agreement
Corridor Bison: Corridor Bison, LLC a wholly-owned subsidiary of CorEnergy
Corridor MoGas: Corridor MoGas, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy and the holding company of MoGas, United Property Systems and CorEnergy Pipeline Company, LLC
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy
CPI: Consumer Price Index
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

GLOSSARY OF DEFINED TERMS (Continued from previous page)
Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy
Four Wood Energy: Four Wood Energy Partners LLC, a wholly-owned subsidiary of Four Wood Capital Partners LLC
Four Wood Notes: the financing notes between Four Wood Corridor and Corridor Private and SWD
GAAP: U.S. generally accepted accounting principles
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor, LP and triple-net leased to a wholly-owned subsidiary of Energy XXI Ltd
Grand Isle Corridor: Grand Isle Corridor, LP, an indirect wholly-owned subsidiary of the Company
Grand Isle Gathering System: a subsea midstream pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets are triple-net leased to EXXI Tenant
Leeds Path West: Corridor Leads Path West, Inc., a wholly-owned subsidiary of CorEnergy
Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC
Management Agreement: references to the Management Agreement as in effect prior to May 1, 2015 mean the Management Agreement that became effective July 1, 2013, as amended effective January 1, 2014, while references to the Management Agreement as in effect on and after May 1, 2015 mean the new Management Agreement entered into May 8, 2015, effective as of May 1, 2015, between the Company and Corridor
MMBTu: Million British Thermal Units, a measurement of natural gas
MoGas: MoGas Pipeline LLC, an indirect wholly-owned subsidiary of CorEnergy
MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, owned and operated by MoGas
MoGas Revolver: a $3 million secured revolving line of credit facility at the MoGas subsidiary level with Regions Bank
Mowood: Mowood, LLC, an indirect wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC
Mowood/Omega Revolver: a $1.5 million revolving line of credit facility at the Mowood subsidiary level with Regions Bank
NAREIT: National Association of Real Estate Investment Trusts
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
QDI: qualified dividend income
Regions Revolver: the Company’s $105 million secured revolving line of credit facility with Regions Bank
Regions Credit Facility: the Company's $45 million secured Term Loan, together with the upsized $105 million Regions Revolver and the $3 million MoGas Revolver with Regions Bank
Regions Term Loan: the Company's $45 million secured term loan with Regions Bank that is part of the Regions Credit Facility
REIT: real estate investment trust
SEC: Securities and Exchange Commission
Series A Preferred: the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, of which there currently are outstanding 22,500 shares represented by 2,250,000 depositary shares, each representing 1/100th of a whole share of Series A Preferred
SWD: SWD Enterprises, LLC, a wholly-owned subsidiary of Four Wood Energy Partners, LLC
TRS: taxable REIT subsidiary
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

•	risks associated with the bankruptcy or default of any of our tenants or borrowers, including the exercise of the rights and remedies of bankrupt entities;

•
the impact of laws and governmental regulations applicable to certain of our infrastructure assets, including additional costs imposed on our business or other adverse impacts as a result of any unfavorable changes in such laws or regulations;

•	the loss of any member of our management team;

•	our continued ability to access the debt and equity markets;

•
our ability to successfully implement our selective acquisition strategy, including the inability to pursue our strategy due to unresolved issues impacting our current significant tenants or borrowers;

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on March 14, 2016 and Part II, Item 1A., Risk Factors, in this report.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $47,520,455 and $33,869,263	$495,640,396	$509,226,215
Property and equipment, net of accumulated depreciation of $8,454,299 and $5,948,988	117,534,873	119,629,978
Financing notes and related accrued interest receivable, net of reserve of $4,100,000 and $13,784,137	1,500,000	7,675,626
Other equity securities, at fair value	9,465,736	8,393,683
Cash and cash equivalents	10,107,754	14,618,740
Accounts and other receivables	16,358,597	10,431,240
Deferred costs, net of accumulated amortization of $1,984,580 and $2,717,609	3,408,620	4,187,271
Prepaid expenses and other assets	614,788	491,024
Deferred tax asset	1,589,558	1,606,976
Goodwill	1,718,868	1,718,868
Total Assets	$657,939,190	$677,979,621
Liabilities and Equity
Secured credit facilities, net (including $9,574,465 and $0 with related party)	91,698,387	105,440,842
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,951,902 and $3,576,090	111,048,098	111,423,910
Asset retirement obligation	13,381,604	12,839,042
Accounts payable and other accrued liabilities	4,610,452	2,317,774
Management fees payable	1,743,599	1,763,747
Unearned revenue	343,295	—
Total Liabilities	$222,825,435	$233,785,315
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding at September 30, 2016, and December 31, 2015	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,876,389 and 11,939,697 shares issued and outstanding at September 30, 2016, and December 31, 2015 (100,000,000 shares authorized)	11,876	11,940
Additional paid-in capital	351,754,151	361,581,507
Accumulated other comprehensive income (loss)	(14,235)	190,797
Total CorEnergy Equity	408,001,792	418,034,244
Non-controlling Interest	27,111,963	26,160,062
Total Equity	435,113,755	444,194,306
Total Liabilities and Equity	$657,939,190	$677,979,621
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue
Lease revenue	$16,996,155	$16,966,056	$50,988,299	$31,102,036
Transportation and distribution revenue	5,119,330	3,557,096	15,283,461	10,753,810
Financing revenue	—	182,604	162,344	1,511,900
Sales revenue	—	1,434,694	—	5,442,257
Total Revenue	22,115,485	22,140,450	66,434,104	48,810,003
Expenses
Transportation and distribution expenses	1,482,161	1,120,862	4,222,792	3,590,855
Cost of Sales	—	382,851	—	2,201,139
General and administrative	3,021,869	2,837,762	9,084,961	7,311,610
Depreciation, amortization and ARO accretion expense	5,744,266	5,836,665	16,778,109	13,381,483
Provision for loan loss and disposition	—	7,951,137	5,014,466	7,951,137
Total Expenses	10,248,296	18,129,277	35,100,328	34,436,224
Operating Income	$11,867,189	$4,011,173	$31,333,776	$14,373,779
Other Income (Expense)
Net distributions and dividend income	$277,523	$241,563	$867,265	$1,025,381
Net realized and unrealized gain (loss) on other equity securities	1,430,858	(1,408,751)	1,001,771	(915,568)
Interest expense	(3,520,856)	(3,854,913)	(10,987,677)	(6,129,073)
Total Other Income (Expense)	(1,812,475)	(5,022,101)	(9,118,641)	(6,019,260)
Income (loss) before income taxes	10,054,714	(1,010,928)	22,215,135	8,354,519
Taxes
Current tax expense (benefit)	95,125	105,020	(378,954)	645,255
Deferred tax expense (benefit)	388,027	(1,953,973)	17,418	(2,222,706)
Income tax expense (benefit), net	483,152	(1,848,953)	(361,536)	(1,577,451)
Net Income	9,571,562	838,025	22,576,671	9,931,970
Less: Net Income attributable to non-controlling interest	340,377	410,806	999,838	1,232,985
Net Income attributable to CorEnergy Stockholders	$9,231,185	$427,219	$21,576,833	$8,698,985
Preferred dividend requirements	1,037,109	1,037,109	3,111,327	2,811,718
Net Income (loss) attributable to Common Stockholders	$8,194,076	$(609,890)	$18,465,506	$5,887,267

Net Income	$9,571,562	$838,025	$22,576,671	$9,931,970
Other comprehensive income (loss):
Changes in fair value of qualifying hedges attributable to CorEnergy stockholders	3,039	(223,176)	(205,032)	(481,081)
Changes in fair value of qualifying hedges attributable to non-controlling interest	710	(52,180)	(47,937)	(112,479)
Net Change in Other Comprehensive Income (Loss)	$3,749	$(275,356)	$(252,969)	$(593,560)
Total Comprehensive Income	9,575,311	562,669	22,323,702	9,338,410
Less: Comprehensive income attributable to non-controlling interest	341,087	358,626	951,901	1,120,506
Comprehensive Income attributable to CorEnergy Stockholders	$9,234,224	$204,043	$21,371,801	$8,217,904
Earnings (Loss) Per Common Share:
Basic	$0.69	$(0.05)	$1.55	$0.57
Diluted	$0.68	$(0.05)	$1.55	$0.57
Weighted Average Shares of Common Stock Outstanding:
Basic	11,872,729	11,924,148	11,909,431	10,266,380
Diluted	15,327,274	11,924,148	11,909,431	10,266,380
Dividends declared per share	$0.750	$0.675	$2.250	$2.000
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31, 2015	11,939,697	$11,940	$56,250,000	$361,581,507	$190,797	$—	$26,160,062	$444,194,306
Net income	—	—	—	—	—	21,576,833	999,838	22,576,671
Net change in cash flow hedges	—	—	—	—	(205,032)	—	(47,937)	(252,969)
Total comprehensive income (loss)	—	—	—	—	(205,032)	21,576,833	951,901	22,323,702
Repurchase of common stock	(90,613)	(91)	—	(2,041,760)	—	—	—	(2,041,851)
Series A preferred stock dividends	—	—	—	—	—	(3,111,327)	—	(3,111,327)
Common stock dividends	—	—	—	(8,339,820)	—	(18,465,506)	—	(26,805,326)
Common stock issued under director's compensation plan	2,551	2	—	59,998	—	—	—	60,000
Reinvestment of dividends paid to common stockholders	24,754	25	—	494,226	—	—	—	494,251
Balance at September 30, 2016 (Unaudited)	11,876,389	$11,876	$56,250,000	$351,754,151	$(14,235)	$—	$27,111,963	$435,113,755
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Operating Activities
Net Income	$22,576,671	$9,931,970
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	17,418	(2,222,706)
Depreciation, amortization and ARO accretion	18,334,719	14,757,322
Provision for loan loss	5,014,466	7,951,137
Gain on repurchase of convertible debt	(71,702)	—
Net distributions and dividend income, including recharacterization of income	(117,004)	(371,323)
Net realized and unrealized (gain) loss on other equity securities	(1,001,771)	915,568
Unrealized gain on derivative contract	(105,567)	(48,494)
Common stock issued under directors compensation plan	60,000	90,000
Changes in assets and liabilities:
Increase in accounts and other receivables	(5,434,028)	(1,326,469)
Decrease (increase) in financing note accrued interest receivable	95,114	(488,880)
Decrease (increase) in prepaid expenses and other assets	49,227	(70,846)
(Decrease) increase in management fee payable	(20,148)	628,676
Increase in accounts payable and other accrued liabilities	1,913,875	1,877,591
Increase (decrease) in unearned revenue	343,295	(711,230)
Net cash provided by operating activities	$41,654,565	$30,912,316
Investing Activities
Proceeds from assets and liabilities held for sale	644,934	7,678,246
Deferred lease costs	—	(329,220)
Acquisition expenditures	—	(251,113,605)
Purchases of property and equipment, net	(475,581)	(113,262)
Proceeds from asset foreclosure and sale	223,451	—
Increase in financing notes receivable	(202,000)	(39,248)
Return of capital on distributions received	3,393	87,995
Net cash provided (used) by investing activities	$194,197	$(243,829,094)
Financing Activities
Debt financing costs	(193,000)	(1,342,288)
Net offering proceeds on Series A preferred stock	—	54,210,476
Net offering proceeds on common stock	—	73,184,680
Net offering proceeds on convertible debt	—	111,262,500
Repurchases of common stock	(2,041,851)	—
Repurchases of convertible debt	(899,960)	—
Dividends paid on Series A preferred stock	(3,111,327)	(2,466,015)
Dividends paid on common stock	(26,311,075)	(19,929,939)
Distributions to non-controlling interest	—	(2,030,715)
Advances on revolving line of credit	44,000,000	45,392,332
Payments on revolving line of credit	—	(77,533,609)
Proceeds from term debt	—	45,000,000
Principal payments on secured credit facilities	(57,802,535)	(3,546,000)
Net cash (used) provided by financing activities	$(46,359,748)	$222,201,422
Net Change in Cash and Cash Equivalents	$(4,510,986)	$9,284,644
Cash and Cash Equivalents at beginning of period	14,618,740	7,578,164
Cash and Cash Equivalents at end of period	$10,107,754	$16,862,808
See accompanying Notes to Consolidated Financial Statements.
Supplemental information continued on next page.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc. (Continued from previous page)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Supplemental Disclosure of Cash Flow Information
Interest paid	$7,829,619	$2,657,567
Income taxes paid (net of refunds)	$42,200	$608,754

Non-Cash Investing Activities
Change in accounts and other receivables	$(450,000)	$—
Change in accounts payable and accrued expenses related to acquisition expenditures	$—	$(448,780)
Change in accounts payable and accrued expenses related to issuance of financing and other notes receivable	$—	$(39,248)
Net change in Assets Held for Sale, Property and equipment, Prepaid expenses and other assets, Accounts payable and other accrued liabilities and Liabilities held for sale	$(1,776,549)	$—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of common equity	$—	$(72,685)
Change in accounts payable and accrued expenses related to debt financing costs	$—	$35,472
Reinvestment of distributions by common stockholders in additional common shares	$494,251	$471,706
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. ("CorEnergy"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common shares are listed on the New York Stock Exchange under the symbol “CORR” and the depositary shares representing our Series A Preferred are listed on the New York Stock Exchange under the symbol "CORR PrA " As used in this report, the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. We also may provide other types of capital, including loans secured by energy infrastructure assets. Targeted assets include pipelines, storage tanks, transmission lines, and gathering systems, among others. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to other sources such as corporate borrowing, bond offerings, or equity offerings. Many of our leases contain participation features in the financial performance or value of the underlying infrastructure real property asset. The triple-net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order. We consider our investments in these energy infrastructure assets to be a single business segment and report them accordingly in our financial statements.
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
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include CorEnergy accounts and the accounts of our wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with

Table of Contents	Glossary of Defined Terms

our Annual Report on Form 10-K, for the year ended December 31, 2015, filed with the SEC on March 14, 2016 (the "2015 CorEnergy 10-K").
2. SIGNIFICANT ACCOUNTING POLICIES
The Company has provided a discussion of significant accounting policies in the 2015 CorEnergy 10-K. Certain items from that discussion are updated below, as necessary, to assist in the understanding of these interim financial statements.
A. Revenue Recognition – Transportation and distribution revenue – This represents revenue related to natural gas transportation, distribution, and supply. Transportation revenues are recognized by MoGas on firm contracted capacity over the contract period regardless of whether the contracted capacity is used. For interruptible or volumetric based transportation, revenue is recognized when physical deliveries of natural gas are made at the delivery point agreed upon by both parties. Distribution revenue is recognized by Omega based on agreed upon contractual terms over each annual period during the terms of the contract. Beginning February 1, 2016, due to changes that commenced under a new contract with the Department of Defense ("DOD"), gas sales and cost of (gas) sales are presented on a net basis in the Transportation and distribution revenue line.
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
B. Transportation and distribution expense – Included here are both MoGas's costs of operating and maintaining the natural gas transmission line, and Omega's costs of operating and maintaining the natural gas distribution system, including any necessary expansion of the distribution system. These costs are incurred both internally and externally. The internal costs relate to system control, pipeline operations, maintenance, insurance, and taxes. Other internal costs include payroll for employees associated with gas control, field employees, and management. The external costs consist of professional services such as audit and accounting, legal and regulatory, and engineering.
Historically, Omega's amounts paid for gas and propane delivered to customers were presented as cost of sales. Beginning February 1, 2016, under a new contract with the Department of Defense, amounts paid by Omega for gas and propane are netted against sales and are presented in the transportation and distribution revenue line. See paragraph (A) above.
C. Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Company is currently evaluating which transition method to use and the potential future impact, if any, the standard will have on the Company's consolidated financial statements and related disclosures. However, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
In April 2015, the FASB issued ASU No. 2015-03 "Interest-Imputation of Interest Simplifying the Presentation of Debt Issuance Costs". The amendments in this update require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In June 2015, the FASB issued ASU No. 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify that ASU No. 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. As a result, an entity may present debt issuance costs related to line-of-credit arrangements as an asset instead of a direct deduction from the carrying amount of the debt. We adopted the accounting standards update as of January 1, 2016 with retrospective application to our December 31, 2015 Consolidated Balance Sheets. The effect of the adoption was to reclassify $510 thousand of debt issuance costs at December 31, 2015 from deferred costs, net of accumulated amortization, to long-term debt.
In January 2016, the FASB issued ASU 2016-01 "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which will require entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The guidance will be effective for us beginning

Table of Contents	Glossary of Defined Terms

with the first quarter of 2018. We are currently evaluating the impact that adopting the new standard will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 "Leases" which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 31, 2018, with early adoption permitted. At adoption, the standard will be applied using a modified retrospective approach. Management is still in the process of evaluating the impact of the standard on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact that adopting the new standard will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact that adopting the new standard will have on our consolidated financial statements.
3. LEASED PROPERTIES AND LEASES
As of September 30, 2016, we had three significant leased properties located in Oregon, Wyoming, Louisiana, and the Gulf of Mexico, which are leased on a triple-net basis to our major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. Our long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease revenues are scheduled to increase at varying intervals during the initial terms of our leases. The following table summarizes our significant leased properties, major tenants and lease terms:

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS(1)	Portland Terminal Facility
Location	Gulf of Mexico/Louisiana	Pinedale, WY	Portland, OR
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC	Arc Terminals Holdings LLC
Asset Description	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system	Approximately 150 miles of pipelines and four central storage facilities	A 42-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1.5 million barrels
Date Acquired	June 2015	December 2012	January 2014
Initial Lease Term	11 years	15 years	15 years
Renewal Option	equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms	5-year terms
Current Monthly Rent Payments	7/1/15 - 6/30/16: $2,625,417 7/1/16 - 6/30/17: $2,826,250	$1,723,833	$513,355
Initial Estimated Useful Life	30 years	26 years	30 years
(1) Non-Controlling Interest Partner, Prudential, funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. The general partner, Pinedale GP, a wholly-owned subsidiary of the Company, holds the remaining 81.05 percent of the economic interest.

Table of Contents	Glossary of Defined Terms

The future contracted minimum rental receipts for all leases as of September 30, 2016, are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2016	$15,219,940
2017	60,984,095
2018	61,139,762
2019	63,468,195
2020	70,629,654
Thereafter	451,794,133
Total	$723,235,779
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
			For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	December 31, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Pinedale LGS	39.8%	40.0%	30.4%	30.4%	30.4%	49.8%
Grand Isle Gathering System	50.2%	50.1%	59.8%	59.9%	59.8%	32.7%
Portland Terminal Facility	9.8%	9.6%	9.7%	9.6%	9.7%	15.3%
Public Service of New Mexico(2)	—	—	—	—	—	2.1%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) The Public Service of New Mexico lease terminated on April 1, 2015.
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with our leases and leased properties:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Depreciation Expense
GIGS	$2,153,928	$2,158,338	$6,451,578	$2,158,338
Pinedale	2,217,360	2,217,360	6,652,080	6,652,080
Portland Terminal Facility	318,914	429,717	524,170	1,258,953
Eastern Interconnect Project	—	—	—	569,670
United Property Systems	8,515	7,425	23,365	22,275
Total Depreciation Expense	$4,698,717	$4,812,840	$13,651,193	$10,661,316
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,482	$22,923	$7,482
Pinedale	15,342	15,342	46,026	46,026
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,824	$68,949	$53,508
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with our leased properties:

	September 30, 2016	December 31, 2015
Net Deferred Lease Costs
GIGS	$298,088	$321,011
Pinedale	688,427	734,454
Total Deferred Lease Costs, net	$986,515	$1,055,465
Substantially all of our tenants' financial results are driven by exploiting naturally occurring oil and natural gas hydrocarbon deposits beneath the Earth's surface. As a result, our tenants' financial results are highly dependent on the performance of the oil and natural gas industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor credit quality of our tenants by reviewing their published credit ratings, if available, reviewing publicly available financial statements,

Table of Contents	Glossary of Defined Terms

or reviewing financial or other operating statements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.
Ultra Petroleum
On April 29, 2016 Ultra Petroleum, filed a voluntary petition to reorganize under Chapter 11. The filing includes Ultra Wyoming LGS, LLC, the operator of the Pinedale LGS and tenant of the Pinedale Lease Agreement. The bankruptcy filing of both the guarantor, Ultra Petroleum, and the tenant and circumstances prompting the filing constitute defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing serves as a stay of the Company's ability to exercise remedies for certain of those defaults. However, Section 365 of the Bankruptcy Code requires Ultra Wyoming to comply on a timely basis with many provisions of the Pinedale Lease Agreement, including the payment provisions. The only exception to that requirement is if Ultra Wyoming takes specific action to reject the Pinedale Lease Agreement. Ultra Wyoming has not filed a motion to reject the Pinedale Lease and all scheduled lease payments are current.
On August 30, the Company filed proofs of claim with the bankruptcy court handling the Ultra Petroleum bankruptcies with respect to rights granted under guarantee and indemnification provisions in the Pinedale Lease. On September 20, 2016, the Company filed a motion to dismiss the tenant, Ultra Wyoming LCS LLC from the Ultra Petroleum bankruptcy process based on the Company’s belief in the tenant’s solvency, to which Ultra Petroleum subsequently filed a response. The parties agreed to non-binding mediation and agreed to extend the deadline for Ultra Wyoming to accept or reject the Pinedale Lease until December 15, 2016.
Ultra Petroleum is currently subject to the reporting requirements under the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. While the SEC, under certain circumstances, may accept reporting on a modified basis from an issuer involved in a bankruptcy proceeding, the Company currently has no indication that Ultra Petroleum has requested or intends to request such relief. Its stock is currently trading on the OTC Markets (OTC Pink: UPLMQ). Other SEC filings can be found at www.sec.gov (UPLMQ) or at www.otcmarkets.com (UPLMQ). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason to doubt the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of Ultra Petroleum that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
EXXI
On April 14, 2016, Energy XXI and substantially all of its directly and indirectly owned subsidiaries filed a voluntary petition to reorganize under Chapter 11, after reaching an agreement with certain creditors to provide support for a restructuring of its debt. The bankruptcy filing of Energy XXI, the guarantor of the Grand Isle Lease Agreement, and its failure to make interest payments to its creditors within the applicable cure period, would have constituted defaults under the terms of the Grand Isle Lease Agreement. However, to facilitate post-filing financing arrangements between the EXXI Debtor Group and its lenders, the Company provided a conditional waiver to certain remedies available to it as a result of these non-monetary defaults. EXXI Tenant has not filed for bankruptcy. Therefore, its obligations under the Grand Isle Lease Agreement are currently not subject to the proceedings affecting the EXXI Debtor Group. The Company has not compromised any remedies available to it for any default by EXXI Tenant under the Grand Isle Lease Agreement. All scheduled lease payments are current.
EXXI is currently subject to the reporting requirements under the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. While the SEC, under certain circumstances, may accept reporting on a modified basis from an issuer involved in a bankruptcy proceeding, the Company currently has no indication that EXXI has requested or intends to request such relief. Its stock is currently trading on the OTC Markets (OTC Pink: EXXIQ). Other SEC filings can be found at www.sec.gov (EXXI) or at www.otcmarkets.com (EXXIQ). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EXXI, but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of EXXI that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
Arc Logistics
Arc Logistics is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited

Table of Contents	Glossary of Defined Terms

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
Black Bison Financing Notes
The Company did not record any financing revenue related to the Black Bison Loans for the three- or nine-month periods ended September 30, 2016. These notes were considered by the Company to be on non-accrual status and have been reflected as such in the financial statements. For the three and nine months ended September 30, 2016, the Company recorded $0 and $832 thousand, respectively, in provision for loan losses compared to $8.0 million for both the three and nine months ended September 30, 2015. On February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans. The foreclosure was accepted in satisfaction of $2.0 million of the total outstanding loan balance. The real property assets were sold or disposed of, as further described in Note 7, Property And Equipment.
Four Wood Financing Note Receivable
As a result of the decreased economic activity by SWD, the Company recorded a provision for loan loss with respect to the SWD Loans. For the nine months ended September 30, 2016, the income statement reflects a Provision for Loan Loss of $3.5 million, which includes $71 thousand of deferred origination income and $98 thousand of interest accrued under the original loan agreements. The balance of the note, net of the reserve for loan loss, represents the amount expected to be realized as of September 30, 2016. Our note with SWD is secured by physical assets owned by SWD. We have assessed the enterprise value of SWD, and thus the value of the collateral supporting the Four Wood Notes, at $1.5 million as of September 30, 2016. See Note 14, Subsequent Events, for discussion of the restructuring of the SWD Loans on October 1, 2016.
5. VARIABLE INTEREST ENTITIES
The FASB issued ASU 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" (“ASU 2015-02”), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity (“VIE”) unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 - Consolidation in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated on the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be

Table of Contents	Glossary of Defined Terms

significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based upon the general partners’ roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon that evaluation, the consolidated financial statements presented continue to consolidate both of the partnerships.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of September 30, 2016, and December 31, 2015, are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2016	December 31, 2015
Deferred Tax Assets:
Net operating loss carryforwards	$1,123,214	$543,116
Net unrealized loss on investment securities	—	251,539
Loan Loss Provision	605,107	1,257,436
Other loss carryforwards	2,930,342	1,833,240
Sub-total	$4,658,663	$3,885,331
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$(2,103,511)	$(2,159,058)
Net unrealized gain on investment securities	(7,142)	—
Cost recovery of leased and fixed assets	(958,452)	(119,297)
Sub-total	$(3,069,105)	$(2,278,355)
Total net deferred tax asset	$1,589,558	$1,606,976
As of September 30, 2016, the total deferred tax assets and liabilities presented above relates to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2012, remain open to examination by federal and state tax authorities.
Total income tax expense/(benefit) differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three and nine months ended September 30, 2016 and 2015, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Application of statutory income tax rate	$3,400,018	$(497,607)	$7,425,355	$2,492,537
State income taxes, net of federal tax (benefit)	28,642	(141,807)	(29,384)	(113,744)
Federal Tax Attributable to Income of Real Estate Investment Trust	(2,945,508)	(1,209,539)	(7,757,507)	(3,956,244)
Total income tax expense (benefit)	$483,152	$(1,848,953)	$(361,536)	$(1,577,451)
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Holdings, Inc. and Corridor Private Holdings, Inc. had a blended state rate of approximately 2.82 percent for the three and nine months ended September 30, 2016, and 3.92 percent for the three and nine months ended September 30, 2015. CorEnergy BBWS, Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood Corridor, Inc. and Corridor MoGas, Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the three and nine months ended September 30, 2016 and 2015. All of the income tax benefit presented above relates to the assets and activities held in the Company's TRSs for the three and nine months ended September 30, 2016 and 2015. The components of income tax expense/(benefit) include the following for the periods presented:

Table of Contents	Glossary of Defined Terms

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Current tax expense (benefit)
Federal	$88,032	$94,277	$(350,698)	$580,535
State (net of federal tax benefit)	7,093	10,743	(28,256)	64,720
Total current tax expense (benefit)	$95,125	$105,020	$(378,954)	$645,255
Deferred tax expense (benefit)
Federal	$366,478	$(1,801,423)	$18,546	$(2,044,242)
State (net of federal tax benefit)	21,549	(152,550)	(1,128)	(178,464)
Total deferred tax expense (benefit)	$388,027	$(1,953,973)	$17,418	$(2,222,706)
Total income tax expense (benefit), net	$483,152	$(1,848,953)	$(361,536)	$(1,577,451)
As of December 31, 2015, the TRSs had an aggregate net operating loss of $1.4 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $90 thousand, $804 thousand and $478 thousand in the years ending December 31, 2033, 2034, and 2035 respectively. The amount of deferred tax asset for net operating losses as of September 30, 2016, includes amounts for the nine months ended September 30, 2016. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes (Unaudited)
	September 30, 2016	December 31, 2015
Aggregate cost for federal income tax purposes	$4,334,950	$4,750,252
Gross unrealized appreciation	5,580,785	5,133,908
Gross unrealized depreciation	—	(97,500)
Net unrealized appreciation	$5,580,785	$5,036,408
7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	September 30, 2016	December 31, 2015
Land	$580,000	$580,000
Natural gas pipeline	124,574,243	124,386,349
Vehicles and trailers	570,267	524,921
Office equipment and computers	264,662	87,696
Gross property and equipment	$125,989,172	$125,578,966
Less: accumulated depreciation	(8,454,299)	(5,948,988)
Net property and equipment	$117,534,873	$119,629,978

Depreciation of property and equipment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Depreciation Expense	$838,462	$831,480	$2,515,408	$2,497,138
Assets and Liabilities Held for Sale
Effective February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of BBWS, the borrower of the Black Bison financing notes. On June 16, 2016, the Company entered into an asset sale agreement with Expedition Water Solutions for the sale of specified disposal wells and related equipment as outlined in the sale agreement. Consideration received by the company included $748 thousand cash, net of fees, and the future right to cash payments totaling $6.5 million, which was fair valued at $450 thousand and is included in Accounts and other receivables within the Consolidated Balance Sheet at September 30, 2016. The rights to future cash payments are tied to the future volumes of water disposed in each of the wells sold. Also as a result of the sale, the Company recognized a loss of approximately $369 thousand which has been included in the Provision for loan losses within the Consolidated Statement of Income.

Table of Contents	Glossary of Defined Terms

On June 30, 2016, assets acquired by BBWS in a seller-financed transaction prior to the Company's foreclosure on BB Intermediate, were returned to the seller in full satisfaction of the remaining note balance of approximately $439 thousand.
There were no assets or liabilities held for sale at September 30, 2016, or December 31, 2015.
8. MANAGEMENT AGREEMENT
The Company pays Corridor as the Company's Manager pursuant to a Management Agreement as described in the 2015 CorEnergy 10-K. In light of the provisions for loan losses recognized by the Company on certain of its energy infrastructure financing investments (collectively, the "Underperforming Loans") during 2015 and the first quarter of 2016, the Manager voluntarily recommended, and the Company agreed, that effective on and after the Company's March 31, 2016 balance sheet date, solely for the purpose of computing the value of the Company’s Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement, that portion of the Management Fee attributable to the Company’s investment in the Underperforming Loans shall be based on the estimated net realizable value of such loans, which shall not exceed the amount invested in the Underperforming Loans as of the end of the quarter for which the Management Fee is to be calculated. This agreement superseded a prior agreement between the Company and the Manager, which was effective as of September 30, 2015, concerning valuation of the Black Bison Loans for purposes of calculating the Management Fee.
Effective June 30, 2016, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $54,305 of the total $149,123 incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock during the three months ended June 30, 2016.
Fees incurred under the Management Agreement for the three and nine months ended September 30, 2016, were $1.9 million and $5.4 million, respectively, compared to $1.7 million and $4.1 million, respectively, for the three and nine months ended September 30, 2015. Fees incurred under the Management Agreement are reported in the General and Administrative line item on the income statement.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and nine months ended September 30, 2016, were $67 thousand and $199 thousand, respectively, compared to $66 thousand and $157 thousand, respectively, for the three and nine months ended September 30, 2015. Fees incurred under the Administrative Agreement are reported in the General and Administrative line item on the income statement.
9. FAIR VALUE
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets and liabilities by level within the fair value hierarchy as of September 30, 2016, and December 31, 2015. These assets and liabilities are measured on a recurring basis.

September 30, 2016
	September 30, 2016	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$9,465,736	$—	$—	$9,465,736
Total Assets	$9,465,736	$—	$—	$9,465,736

Liabilities:
Interest Rate Swap Derivative	$49,143	$—	$49,143	$—
Total Liabilities	$49,143	$—	$49,143	$—

December 31, 2015
	December 31, 2015	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$8,393,683	$—	$—	$8,393,683
Interest Rate Swap Derivative	98,259	—	98,259	—
Total Assets	$8,491,942	$—	$98,259	$8,393,683

Table of Contents	Glossary of Defined Terms

On March 30, 2016, the Company terminated one of the cash flow hedges with a notional amount of $26.3 million concurrent with the assignment of the $70 million Pinedale Credit Facility. The remaining cash flow hedge was de-designated from hedge accounting as of March 30, 2016, and continues to be valued using a consistent methodology and therefore is classified as a Level 2 investment. Subsequent to de-designation, changes in the fair value are recognized in earnings in the period in which the changes occur.
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2016 and 2015, are as follows:

Level 3 Rollforward
For the Nine Months Ended September 30, 2016	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains/(Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Losses, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$8,393,683	$—	$—	$958,443	$113,610	$9,465,736	$958,443
Total	$8,393,683	$—	$—	$958,443	$113,610	$9,465,736	$958,443

For the Nine Months Ended September 30, 2015
Other equity securities	$9,217,181	$—	$—	$(842,438)	$283,325	$8,658,068	$(842,438)
Warrant Investment	355,000	—	—	(355,000)	—	—	(355,000)
Total	$9,572,181	$—	$—	$(1,197,438)	$283,325	$8,658,068	$(1,197,438)
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the nine months ended September 30, 2016 and 2015, respectively.
In connection with the October 2014 sale of the Company's shares in VantaCore, a portion of the proceeds were placed in escrow and a receivable was recorded. Changes in the fair value of the escrow receivable were recorded as a net realized or unrealized gain or loss on other equity securities included within the Consolidated Statements of Income and Comprehensive Income. For the three and nine months ended September 30, 2016, approximately $0 and $43 thousand, was included as a gain, respectively, compared to $0 and $282 thousand for the three and nine months ended September 30, 2015, respectively.
Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments.
As of September 30, 2016 and December 31, 2015, the Company’s investment in Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC, collectively, ("Lightfoot") is its only remaining significant private company investment. Lightfoot in turn owns a combination of public and private investments. Therefore, Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments discounted for a lack of marketability, with the discount estimated at 2.8 percent to 3.5 percent and 11.8 percent to 15.2 percent as of September 30, 2016 and December 31, 2015, and (ii) discounted cash flow analysis using an estimated discount rate of 14.5 percent to 16.5 percent and 14.0 percent to 16.0 percent as of September 30, 2016 and December 31, 2015, respectively. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
As of both September 30, 2016 and December 31, 2015, the Company held a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. Lightfoot’s assets include an ownership interest in Gulf LNG, a 1.5 billion cubic feet per day (“bcf/d”) receiving, storage, and regasification terminal in Pascagoula, Mississippi, and common units and subordinated units representing an approximately 40 percent aggregate limited partner interest, and a noneconomic general partner interest, in Arc Logistics Partners LP (NYSE: ARCX). The Company holds observation rights on Lightfoot's Board of Directors.

Table of Contents	Glossary of Defined Terms

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
Certain condensed combined unaudited financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Assets
Current assets	$20,504	$24,276
Noncurrent assets	700,502	696,461
Total Assets	$721,006	$720,737
Liabilities
Current liabilities	$14,048	$19,993
Noncurrent liabilities	266,609	246,808
Total Liabilities	$280,657	$266,801

Partner's equity	440,349	453,936
Total liabilities and partner's equity	$721,006	$720,737

	For the Three Months Ended		For the Nine Months Ended
	(Unaudited)		(Unaudited)
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$26,673	$24,084	$78,983	$56,751
Operating expenses	21,287	21,526	64,171	54,194
Income (Loss) from Operations	$5,386	$2,558	$14,812	$2,557
Other income	2,207	2,683	6,950	9,837
Net Income	$7,593	$5,241	$21,762	$12,394
Less: Net Income attributable to non-controlling interests	(7,551)	(5,206)	(21,630)	(12,269)
Net Income attributable to Partner's Capital	$42	$35	$132	$125
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
Financing Notes Receivable — The financing notes receivable are valued on a non-recurring basis. The financing notes receivable are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Financing Notes with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated net realizable value. Estimates of realizable value are determined based on unobservable inputs, including estimates of future cash flow generation and value of collateral underlying the notes.
Derivative Asset/Liability — The Company uses interest rate swaps to manage interest rate risk. The fair value of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the respective derivative.

Table of Contents	Glossary of Defined Terms

Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by discounting future cash flows by a rate equal to the expected market rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$10,107,754	$10,107,754	$14,618,740	$14,618,740
Escrow receivable	Level 2	$—	$—	$1,392,917	$1,392,917
Financing notes receivable (Note 4)	Level 3	$1,500,000	$1,500,000	$7,675,626	$7,675,626
Derivative asset	Level 2	$—	$—	$98,259	$98,259
Financial Liabilities:
Secured Credit Facilities(1)	Level 2	$91,698,387	$91,698,387	$105,440,842	$105,440,842
Unsecured convertible senior notes	Level 2	$111,048,098	$112,860,000	$111,423,910	$87,622,591
Derivative liability	Level 2	$49,143	$49,143	$—	$—
(1) Includes current maturities
10. CREDIT FACILITIES
The following is a summary of our senior notes payable and other debt as of September 30, 2016, and December 31, 2015:

	Total Commitment or Original Principal	Quarterly Principal Payments		September 30, 2016		December 31, 2015
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
7% Unsecured Convertible Senior Notes	$115,000,000	$—	6/15/2020	$114,000,000	7.00%	$115,000,000	7.00%
Regions Secured Credit Facilities:
Regions Revolver	$105,000,000	$—	12/15/2019	44,000,000	3.80%	—	3.07%
Regions Term Loan	$45,000,000	$1,615,000	12/15/2019	38,355,000	3.78%	43,200,000	3.07%
MoGas Revolver	$3,000,000	$—	12/15/2019	—	3.78%	—	3.07%
Omega Line of Credit	$1,500,000	$—	7/31/2017	—	4.53%	—	4.43%
Pinedale Secured Credit Facility:
$70M Term Loan	$70,000,000	$—	3/30/2016	—	—	62,532,000	4.67%
$58.5M Term Loan – related party (1)	$11,085,750	$167,139	3/30/2021	9,574,465	8.00%	—	—
Total Debt				$205,929,465		$220,732,000
Less:
Unamortized deferred financing costs (2)				$412,086		$510,401
Unamortized discount on 7% Convertible Senior Notes				2,770,894		3,356,847
Long-term debt, net of deferred financing costs				$202,746,485		$216,864,752
Debt due within one year				$7,128,556		$66,132,000
(1) $47,414,250 of the $58.5 million term loan is payable to CorEnergy under the same terms, and eliminates in consolidation.
(2) A portion of the unamortized deferred financing costs, related to our revolving credit facilities, are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. See the next table for deferred financing costs included in the Asset section of the Consolidated Balance Sheets.

Deferred Financing Costs, net (1)
	September 30, 2016	December 31, 2015
Regions Credit Facilities	$2,422,105	$2,975,476
Pinedale Credit Facility	—	156,330
Total Deferred Debt Costs, net	$2,422,105	$3,131,806
(1) This is the portion of deferred financing costs which relate to a revolving credit facility and are not presented as a reduction to Long-term debt but rather as Deferred Costs in the Asset section of the Consolidated Balance Sheets.

Table of Contents	Glossary of Defined Terms

Deferred Financing Cost Amortization Expense(1)(2)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Regions Credit Facilities	$272,074	$368,486	$806,452	$723,694
Pinedale Credit Facility	—	129,216	156,330	387,648
Total Deferred Debt Cost Amortization	$272,074	$497,702	$962,782	$1,111,342
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Income.
(2) For the amount of deferred debt costs amortization relating to the Convertible Notes included in the Consolidated Statements of Income, see the Convertible Debt footnote.
The remaining contractual principal payments as of September 30, 2016, under our Regions and Pinedale credit facilities are as follows:

Total Remaining Contractual Payments
Year	Regions Revolver	Regions Term Loan	Pinedale Credit Facility	Total
2016	$—	$1,615,000	$167,139	$1,782,139
2017	—	6,460,000	668,556	7,128,556
2018	—	6,460,000	668,556	7,128,556
2019	44,000,000	23,820,000	668,556	68,488,556
2020	—	—	668,556	668,556
Thereafter	—	—	6,733,102	6,733,102
Total	$44,000,000	$38,355,000	$9,574,465	$91,929,465
Regions Credit Facilities
On March 30, 2016, the Company drew $44.0 million on the Regions Revolver in conjunction with the refinancing of the Pinedale Credit Facility. See below for further details. As of September 30, 2016, the Company has approximately $53.3 million of available borrowing base capacity on the Regions Revolver.
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
The credit facility remained in effect until December 31, 2015, with an option to extend through December 31, 2016. Although the Company elected not to extend the facility for an additional one-year period it did amend the facility to extend the maturity date to March 30, 2016. During the extension period, the company made principal payments of $3.2 million and the credit facility bore interest on the outstanding principal amount at LIBOR plus 4.25 percent.
On March 4, 2016, the Company obtained a consent from its lenders under the Regions Credit Facility, which permitted the Company to utilize the Regions Revolving Credit Facility to refinance the Company's pro rata share of the remaining balance of the Pinedale secured term credit facility. On March 30, 2016, the Company and Prudential ("the Refinancing Lenders"), refinanced the remaining $58.5 million principal balance of the $70 million credit facility (on a pro rata basis equal to their respective equity interests in Pinedale LP, with the Company’s 81.05 percent share being approximately $47.4 million) and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. The facility was further modified to extend the maturity date to March 30, 2021; to increase the LIBOR Rate to the greater of (i) 1.00 percent and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to seven percent (7.00 percent) per annum. The Company's portion of the debt and interest is eliminated in consolidation and Prudential's portion of the debt is shown as a related-party liability. The Company also terminated one of two related interest rate swaps with a notional amount of $26.3 million.
The Company has provided to Prudential a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial

Table of Contents	Glossary of Defined Terms

coverage ratios and a minimum net worth requirement. Pinedale LP was in compliance with all covenants under the Pinedale Credit Facility as of September 30, 2016.
Pinedale LP's credit facility with the Refinancing Lenders requires all lease payments by Ultra Wyoming to be made to a lock box account under the control of the company as Agent and limits distributions by Pinedale LP to the Company. Distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations under the credit facility have not been accelerated following an Event of Default (as defined in the credit facility). However, Pinedale LP automatically entered into a Cash Control Period (as defined in the credit facility) with the Refinancing Lenders upon the April 29, 2016, bankruptcy filing by Ultra Wyoming and its parent guarantor, Ultra Petroleum. During a Cash Control Period, the Company as Agent may (and, upon the request of any lender, shall) sweep all funds for the repayment of accrued interest, scheduled principal payments and principal prepayments on the loans, in all cases to the extent of such available funds, until such time as the Cash Control Period has terminated or the Ultra Lease has been affirmed by Ultra Wyoming in a lawful bankruptcy proceeding. For the three and nine months ended September 30, 2016, pursuant to these additional cash sweep provisions, an additional $3.1 million and $6.2 million, respectively, was distributed (pro rata, based on ownership percentages) to the Refinancing Lenders as a reduction to the outstanding principal. The credit facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company. At September 30, 2016, the net assets of Pinedale LP were $142.6 million and Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.
11. CONVERTIBLE DEBT
On May 23, 2016, the Company repurchased $1 million of its convertible bonds on the open market. This resulted in the company writing off a portion of the original underwriter's discount and deferred debt costs, as well as recognizing a gain on extinguishment of debt of $72 thousand which is included in Interest Expense in the Consolidated Statements of Income.
The following is a summary of the impact of Convertible Notes on interest expense for the three and nine months ended September 30, 2016 and 2015, respectively:

Convertible Note Interest Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
7% Convertible Notes	$2,017,167	$2,012,500	$6,013,195	$2,057,222
Discount Amortization	185,391	192,418	559,353	192,418
Deferred Debt Issuance Amortization	11,539	9,266	36,497	9,266
Total	$2,214,097	$2,214,184	$6,609,045	$2,258,906
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.8 percent and 7.7 percent for the three and nine months ended September 30, 2016, respectively, compared to 7.7 percent and 7.8 percent for the three and nine months ended September 30, 2015, respectively.
12. STOCKHOLDER'S EQUITY
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

Table of Contents	Glossary of Defined Terms

“CORRPrA." The aggregate par value of the preferred shares at September 30, 2016, is $23. See Note 14, Subsequent Events, for further information regarding the declaration of a dividend on the 7.375% Series A Cumulative Redeemable Preferred Stock.
COMMON STOCK
As of September 30, 2016, the Company had 11,876,389 of common shares issued and outstanding. Effective December 1, 2015, the Company completed a one-for-five reverse common stock split. As a result, every five issued and outstanding shares of common stock of the Company converted into one share of common stock. The par value of each share of common stock and the number of authorized shares remained unchanged. On December 31, 2015, the Company's board of director's authorized a share repurchase program for the Company to buy up to $10.0 million of its common stock. As of September 30, 2016 the Company had repurchased 90,613 shares for approximately $2.0 million in cash. The Company may repurchase shares from time to time through open market transactions, including through block purchases, in privately negotiated transactions, or otherwise. The timing, manner, price, and amount of any repurchases are to be determined by senior management, depending on market prices and other conditions. The Company is not obligated to repurchase any shares of stock under the program and may terminate the program at any time before the expiration date of December 31, 2016. See Note 14, Subsequent Events, for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On February 18, 2016, the Company had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600 million.
As of September 30, 2016, the Company issued 24,754 shares of common stock under the Company's dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $494 thousand to approximately $599.5 million.
13. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the nine months ended September 30, 2016, and for the three and nine months ended September 30, 2015, excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes, because such impact would be antidilutive.

Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income attributable to CorEnergy stockholders	$9,231,185	$427,219	$21,576,833	$8,698,985
Less: preferred dividend requirements	1,037,109	1,037,109	3,111,327	2,811,718
Net income attributable to common stockholders	$8,194,076	$(609,890)	$18,465,506	$5,887,267
Weighted average shares - basic	11,872,729	11,924,148	11,909,431	10,266,380
Basic earnings (loss) per share	$0.69	$(0.05)	$1.55	$0.57

Net income attributable to common stockholders (from above)	$8,194,076	$(609,890)	$18,465,506	$5,887,267
Add: After tax effect of convertible interest (1)	2,214,097	—	—	—
Income attributable for dilutive securities	$10,408,173	$(609,890)	$18,465,506	$5,887,267
Weighted average shares - diluted	15,327,274	11,924,148	11,909,431	10,266,380
Diluted earnings (loss) per share	$0.68	$(0.05)	$1.55	$0.57
(1) The interest amounts in this line include the amortization of deferred costs and the amortization of the discount on the Convertible Notes. There is no income tax effect due to the Company's REIT status.

14. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On October 26, 2016, our Board of Directors declared the 2016 third quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on November 30, 2016, to shareholders of record on November 15, 2016.

Table of Contents	Glossary of Defined Terms

Preferred Stock Dividend Declaration
On October 26, 2016, our Board of Directors also declared a cash dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending September 30, 2016. The preferred stock dividend is payable on November 30, 2016, to shareholders of record on November 15, 2016.
Four Wood Restructuring
Effective October 1, 2016, a portion of the Financing Notes with SWD were restructured. The interest rate on the $4.0 million REIT Loan was reduced to 10 percent and the required principal amortization was delayed until September 30, 2018. The Company is in the process of restructuring the remaining $1.0 million TRS loan with SWD. The restructuring is not expected to have a material impact to the consolidated financial statements.

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
State of the Market
According to court filings, 105 North American oil and gas producers have filed for bankruptcy since the beginning of 2015, 61 of which filed in 2016 (through October 19). The parent companies of two of CorEnergy’s largest tenants, Energy XXI and Ultra Petroleum, have been among those companies declaring bankruptcy.
Between July 1 and October 31, 2016, CorEnergy’s share price decreased six percent to $27.08. This compares to the Alerian MLP Index (“AMZ”) which was down six percent and the S&P 500 Index (“SPX”) which increased one percent over the same time period. CorEnergy, AMZ, and SPX hit low points on February 11, 2016, of $10.90, $199.10, and $1,810.10, respectively. The rebound since then was likely influenced by a recovery in the oil and gas markets from year-to-date lows of $26.05 per barrel (WTI, on February 11) and $1.611 per MMbtu (on March 4), respectively,which in turn affects the health of Energy XXI and Ultra Petroleum. WTI crude oil prices were $46.86 per barrel on October 31, 2016, and natural gas prices were $3.026 per MMBtu. These prices represent a decrease of three percent in WTI crude oil and a three percent increase in natural gas between July1 and October 31, respectively. For up-to-date commodity prices, please refer to http://www.eia.gov.
As with other companies invested primarily in real property and related infrastructure, our share price can be positively or negatively affected by the decisions, or market perception of the decisions, of the Federal Reserve to raise, maintain, or lower interest rates. In the most recent Federal Reserve meeting on September 21, 2016 interest rates remained unchanged. Nonetheless, the Federal Reserve may increase interest rates in upcoming quarters, which in turn could have a slightly adverse effect on our share price.

On September 1, 2016, Real Estate became a separate sector in the Global Industry Classification Standard ("GICS"). Analysts and news sources expect that this will benefit real estate companies, which in the U.S. consist primarily of REITs, as capital will flow into the sector in order to maintain balanced portfolios. Additionally, market exposure and understanding of REIT structures and their reporting standards are expected to increase as a result of the new GICS categorization. It is possible that CorEnergy shares may experience some benefit from capital flows into the REIT sector due to the new classification.

Energy companies are finding a number of ways to address capital constraints, including capital raises (frequently in the form of preferred shares), joint ventures, and asset sales. We believe that our business offers companies an alternative source of capital and we remain in discussions with companies who do not expect to file bankruptcy, but have needs for capital to exploit potential oil and gas reserves. Our team continues to assess these opportunities for assets which fit our underwriting criteria and will provide a long-term benefit to current shareholders through growth and diversification.

Table of Contents	Glossary of Defined Terms

Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of September 30, 2016, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The following Results of Operations analysis includes Lease Revenue and Depreciation Expense related to the PNM Lease Agreement and the EIP leased asset, which was sold on April 1, 2015, for the nine months ended September 30, 2015.
The following is a comparison of lease revenues, security distributions, financing revenue, operating results, and expenses for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Leases:
Lease revenue	$16,996,155	$16,966,056	$50,988,299	$31,102,036
Other Equity Securities:
Net cash distributions received	278,782	274,550	753,655	742,056
Financing:
Financing revenue	—	182,604	162,344	1,511,900
Operations:
Transportation and distribution revenue (1)	5,119,330	4,991,790	15,283,461	16,196,067
Transportation and distribution expense (2)	(1,482,161)	(1,503,713)	(4,222,792)	(5,791,994)
Net Operations (excluding depreciation, amortization, and ARO accretion)	3,637,169	3,488,077	11,060,669	10,404,073
Total Lease Revenue, Security Distributions, Financing Revenue, and Operating Results	$20,912,106	$20,911,287	$62,964,967	$43,760,065
General and administrative	(3,021,869)	(2,837,762)	(9,084,961)	(7,311,610)
Non-Controlling Interest attributable to Adjusted EBITDA Items	(945,142)	(971,243)	(2,852,432)	(2,912,908)
Adjusted EBITDA	$16,945,095	$17,102,282	$51,027,574	$33,535,547
 (1) MoGas and Omega revenues have been combined and are presented net of Omega's natural gas and propane costs subsequent to the new contract with the DOD executed on January 28, 2016, effective February 1, 2016. In accordance with GAAP, Omega's historical Sales revenue and Cost of sales for the three and nine months ended September 30, 2015, are presented separately, on a gross basis, in the Consolidated Statements of Income and Comprehensive Income in this quarterly report on Form 10-Q. For ease of comparison in this results of operations discussion, Omega's historical Sales revenue, Cost of sales, and Operating expenses for the three and nine months ended September 30, 2016 and 2015, are presented on a gross basis and are included in the Transportation and distribution lines in this table.

(2) MoGas' transportation, maintenance, and administrative expenses and Omega's distribution and operating expenses and cost of sales on non-DOD customers have been combined subsequent to the new contract with the DOD executed on January 28, 2016.

Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, financing revenue from our loan agreements, and the operating results of our subsidiaries. Total lease revenue, security distributions, financing revenue, and operating results generated by our investments for the nine months ended September 30, 2016 increased $19.2 million compared to the prior-year period, primarily due to the addition of the GIGS lease on July 1, 2015.
For the nine months ended September 30, 2016, lease revenue increased $19.9 million over the prior-year period. The increase was a result of $20.3 million in incremental revenue from the GIGS lease and an increase for the Portland Terminal Facility of $164 thousand related to completion of the planned construction projects in November 2015, partially offset by a $638 thousand decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015.

Table of Contents	Glossary of Defined Terms

For each of the three months ended September 30, 2016 and 2015, MoGas contributed $2.7 million to Net Operations (excluding depreciation and amortization). Transportation revenues totaled $3.6 million for the current and prior-year periods while transportation costs and expenses were approximately $900 thousand. For the nine months ended September 30, 2016 and 2015, MoGas contributed $8.3 million and $7.8 million, respectively, to Net Operations (excluding depreciation and amortization). Transportation revenues totaled approximately $10.8 million for each of the periods while transportation costs and expenses were approximately $2.5 million and $2.9 million, respectively. The decline in MoGas' costs and expenses versus the prior-year periods was due to legal fees incurred in the first half of 2015 related to obtaining approval for a planned sale-leaseback transaction which was submitted to FERC in November 2015, and subsequently approved in June 2016.
For the three months ended September 30, 2016 and 2015, our subsidiary, Omega, contributed $890 thousand and $787 thousand, respectively, to Net Operations (excluding depreciation and amortization) from its natural gas operations. For the nine months ended September 30, 2016 and 2015, Omega's contribution was $2.7 million and $2.6 million, respectively. Omega's contribution represents the contract revenues related to distribution of natural gas on our pipeline after deducting distribution expenses (excluding depreciation and amortization) for the respective periods.
Our financing revenues were historically derived from our loans to BBWS and SWD. As of December 31, 2015, the Company had recorded a loan loss reserve on the Black Bison loans. During the first quarter of 2016, our loan to SWD became delinquent, at which time the Company recorded a loan loss reserve and placed the Four Wood loan on non-accrual basis, which accounts for the decline in revenues from prior year. See Note 4, Financing Notes Receivable, for additional information on the Black Bison financing notes and the Four Wood loans.
General and Administrative
Total general and administrative expenses for the three months ended September 30, 2016 and 2015, were $3.0 million and $2.8 million, respectively. Total general and administrative expenses for the nine months ended September 30, 2016 and 2015, were $9.1 million and $7.3 million, respectively. The most significant components of the variance from the prior-year periods are outlined in the following table and explained below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Management fees	$1,934,873	$1,716,423	$5,391,569	$4,055,919
Acquisition and professional fees	655,810	792,939	2,187,459	2,451,485
Other expenses	431,186	328,400	1,505,933	804,206
Total	$3,021,869	$2,837,762	$9,084,961	$7,311,610
Management fees are directly proportional to the Company's asset base. As such, the 2016 increases versus the prior-year periods are directly related to the acquisition of GIGS. The GIGS-related increase over prior year was partially offset by certain reductions in the asset base, such as the sale of EIP in April 2015. Additionally, expenses were reduced by the waiver of Management fees by the management company on the non-performing financing notes.
The Management Agreement includes an incentive fee, calculated as a percentage of common stock dividends paid in excess of a predetermined threshold. In June 2015, the Company issued an additional 2.6 million shares of common stock to partially fund the acquisition of GIGS and subsequently raised its quarterly common stock dividend to $0.75 per share on January 26, 2016. The increase in common stock dividends paid resulted in an increase in incentive fees paid to the Manager of $279 thousand for the nine months ended September 30, 2016, as compared to the prior year. Incentive fees recorded for the three months ended September 30, 2016, were $259 thousand, an increase of approximately $200 thousand over the prior-year period. This increase was driven by the increase in the quarterly dividend to $0.75 per share noted above, as well as both the second quarter and third quarter incentive fees being recorded to the income statement during the three months ended September 30, 2016. The Manager voluntarily waived approximately $54 thousand of the incentive fee for the second quarter that would have otherwise been payable under the management Agreement. There was no such waiver for the third quarter incentive fee. See Note 8, Management Agreement, for additional information.
Acquisition and professional fees for the three months ended September 30, 2016, decreased $137 thousand to $656 thousand versus the prior-year period. For the nine months ended September 30, 2016, acquisition and professional fees decreased $264 thousand to $2.2 million versus the prior-year period.
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

the nine months ended September 30, 2016, declined $808 thousand compared to the prior-year period primarily because the Company pursued opportunities during the first three months of 2015 which were not completed.
For the nine months ended September 30, 2016, professional fees increased $544 thousand versus the prior-year period. The year-to-date increase was primarily due to legal fees incurred in the monitoring of our assets at Pinedale and GIGS and the March 2016 assignment and modification of the Pinedale Credit Facility. Additional expenses incurred related to the Black Bison foreclosure and sale activities and the valuation of the Four Woods REIT Loan collateral also contributed to the increase.
Other expenses for the three and nine months ended September 30, 2016 and 2015, increased $103 thousand and $702 thousand, respectively, versus the prior-year periods. Together with valuation and other costs associated with the Black Bison foreclosure, the increases were predominantly related to Black Bison operating costs subsequent to the foreclosure. We also incurred additional costs in connection with: (i) the redesign of our website; (ii) travel related to monitoring of our assets and participation in industry conferences; (iii) increased syndicate services fees associated with the Regions Revolver; and (iv) higher printing and mailing expenses associated with the Company's January 2016 Form S-3 Registration Statement and our February 2016 Prospectus Supplement.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA items presented above to exclude the portion attributable to Prudential's non-controlling interest. For the three months ended September 30, 2016 and 2015, Prudential's interest in these items totaled $945 thousand and $971 thousand, respectively. For each of the nine months ended September 30, 2016 and 2015, Prudential's interest in these items totaled $2.9 million.
Adjusted EBITDA
Adjusted EBITDA attributable to CorEnergy Stockholders for the three months ended September 30, 2016 and 2015, was $16.9 million and $17.1 million, respectively. For the nine months ended September 30, 2016 and 2015, adjusted EBITDA attributable to CorEnergy Stockholders was $51.0 million as compared to $33.5 million for the prior-year period. As noted above, the increase in adjusted EBITDA for the nine months ended September 30, 2016, was primarily associated with the acquisition of GIGS in June 2015, partially offset by reduced revenues related to our financing agreements and the increase in general and administrative expenses.
The following table presents a reconciliation of Adjusted EBITDA to Income Attributable to Common Stockholders as reported in the Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Adjusted EBITDA	$16,945,095	$17,102,282	$51,027,574	$33,535,547
Other Adjustments:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period (1)	—	—	117,004	371,323
Net realized and unrealized gain (loss) on securities, noncash portion	1,429,599	(1,441,738)	998,377	(1,003,566)
Depreciation, amortization, and ARO accretion	(5,744,266)	(5,836,665)	(16,778,109)	(13,381,483)
Interest expense, net	(3,520,856)	(3,854,913)	(10,987,677)	(6,129,073)
Provision for loan losses	—	(7,951,137)	(5,014,466)	(7,951,137)
Non-controlling interest attributable to depreciation, amortization, and interest expense(2)	604,765	560,437	1,852,594	1,679,923
Income tax benefit (expense)	(483,152)	1,848,953	361,536	1,577,451
Preferred dividend requirements	(1,037,109)	(1,037,109)	(3,111,327)	(2,811,718)
Income (Loss) Attributable to Common Stockholders	$8,194,076	$(609,890)	$18,465,506	$5,887,267
(1) We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict the Company's share of income and losses from the investment in the security, previously unrealized gains can be reclassified as dividend income.

(2) ARO accretion expense has no impact on non-controlling interest.
Net Distributions and Dividends Recorded as Income
The following table summarizes the breakout of net distributions and dividends reported as income on the income statement. The table begins with the gross cash distributions and dividend income received from our investment securities during the three and

Table of Contents	Glossary of Defined Terms

nine months ended September 30, 2016 and 2015. This amount is increased by cash distributions received in a prior period that were, at the time, deemed a return of capital and have been reclassified during the current period as income. Finally, a reduction is shown for cash distributions received in the current period that are deemed a return of capital and, as such, are not included in income received from investment securities. The portion of the distributions that are deemed to be return of capital in any period are based on estimates made at the time such distributions are received. These estimates may subsequently be revised based on information received from the portfolio company after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

Net Distributions and Dividends Recorded as Income
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross distributions and dividends received from investment securities	$278,782	$274,550	$753,655	$742,056
Add:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	—	—	117,004	371,323
Less:
Distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	1,259	32,987	3,394	87,998
Net distributions and dividends recorded as income	$277,523	$241,563	$867,265	$1,025,381
For the three months ended September 30, 2016, the increase in net distributions and dividends recorded as income versus the prior-year period is due to a change in the characterization of our distributions received from Lightfoot. In the prior year, a higher percentage of the cash we received was deemed return of capital, whereas in the current year, nearly all of the distributions received are considered dividend income. For the nine months ended September 30, 2016, the $158 thousand decrease in net distributions and dividends recorded as income versus the prior-year period is primarily due to a $254 thousand decrease in adjustments recorded in the first quarter of each year to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s, which depict the Company's share of income and losses from the investment in the security. This decrease was offset by a decline in how much of the cash distributions from our investment in Lightfoot were considered a return of capital versus current income in 2016.
Net Realized and Unrealized Gain (Loss) on Securities
For the three months ended September 30, 2016, the $2.9 million increase in the noncash portion of net realized and unrealized gains from other equity securities versus the prior-year period is primarily due to a combination of a $2.8 million increase in unrealized gains due to fluctuations in the valuation of Lightfoot plus a $115 thousand change in the valuation of the Black Bison warrant.
For the nine months ended September 30, 2016, the $2.0 million increase in noncash portion of net realized and unrealized losses from other equity securities versus the prior-year period is primarily due to a combination of: (i) a $1.6 million increase in unrealized gains due to fluctuations in the valuation of Lightfoot; plus (ii) a prior-year valuation loss of $355 thousand on the Black Bison warrant; minus (iii) a $239 thousand decrease in unrealized gain on the 18-month escrow associated with the sale of VantaCore recognized during the prior-year period; plus (iv) a $254 thousand decrease in adjustments recorded in the first quarter of each year to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s, which depict the Company's share of income and losses from the investment in the security.
The increase in valuation of Lightfoot is primarily due to an increase in the public share price of Arc Logistics (ARCX), as well as a decrease in the subordination discount ranging between 11.8 percent and 15.2 percent at December 31, 2015 to between 2.8 percent and 3.5 percent at September 30, 2016. The subordination period is expected to end in November 2016. ARCX share price on September 30, 2016, was $15.05 per share, an increase of $1.78 per share versus the share price on December 31, 2015. This increase was partially offset by a decrease in the valuation of Gulf LNG due to an increase in the market discount rate and a decrease in the market growth rate, both resulting in a lower valuation.
Depreciation, Amortization, and ARO Accretion
Depreciation, amortization, and ARO accretion expense for the three months ended September 30, 2016, decreased $92 thousand as compared to the prior-year period. For the nine months ended September 30, 2016, depreciation, amortization, and ARO accretion expenses increased $3.4 million as compared to the prior-year period. The year-to-date increase is primarily attributable to the

Table of Contents	Glossary of Defined Terms

acquisition of the GIGS in June 2015, partially offset by a decrease in depreciation expense due to the termination of the PNM Lease Agreement on April 1, 2015.
Interest Expense
For the three months ended September 30, 2016, interest expense totaled approximately $3.5 million for the current-year period versus $3.9 million for the prior-year period. The decrease is primarily attributable to the Company internally refinancing its pro rata share of the Pinedale Credit Facility on March 30, 2016, which resulted in a reduction of the outstanding debt balance with third parties in comparison with the prior-year period.
For the nine months ended September 30, 2016, interest expense was approximately $11.0 million as compared to $6.1 million for the prior-year period. The year-to-date increase is mainly the result of the debt incurred in connection with the acquisition of GIGS. The convertible notes accounted for approximately $4.2 million of the increase while the Company's $45.0 million draw on the Regions Term Loan accounted for approximately $786 thousand of the increase.
Non-Controlling Interest Attributable to Depreciation, Amortization, ARO Accretion, and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Prudential's proportionate share of depreciation, amortization, and interest expense increased $44 thousand and $173 thousand, for the three and nine months ended September 30, 2016, respectively. The increase is attributable to interest and related costs reported as interest expense associated with the amendment and modification of the Pinedale Credit Facility.
Net Income Attributable to CorEnergy Stockholders
Net income attributable to CorEnergy stockholders was $9.2 million for the three months ended September 30, 2016, as compared to $427 thousand for the prior-year period. After deducting $1.0 million for the portion of preferred dividends that are allocable to the current period, net income attributable to common stockholders was $8.2 million, or $0.69 per basic common share and $0.68 per diluted common share. For the nine months ended September 30, 2016, net income attributable to CorEnergy stockholders was $21.6 million, as compared to $8.7 million, for the prior-year period. After deducting $3.1 million for the portion of preferred dividends that are allocable to the current period, net income attributable to common stockholders was $18.5 million, or $1.55 per basic and $1.55 per diluted common share as compared to $5.9 million, or $0.57 per basic and diluted common share, for the prior-year period.
Common Equity Attributable to CorEnergy Shareholders per Share
As of September 30, 2016, our common equity decreased by approximately $10.0 million to $351.8 million from $361.8 million as of December 31, 2015. This decrease principally consists of dividends paid to our common shareholders of approximately $26.8 million and additional decreases attributable to $2.0 million used to repurchase common stock and a $205 thousand decline in accumulated other comprehensive income associated with our interest rate swaps. These decreases were partially offset by net income attributable to CorEnergy common stockholders of approximately $18.5 million and $554 thousand of dividends issued under the DRIP or director's compensation plans. The table below does not reflect non-controlling interest equity.

Book Value Per Share
Analysis of Equity	September 30, 2016	December 31, 2015
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding at September 30, 2016, and December 31, 2015	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,876,389 and 11,939,697 shares issued and outstanding at September 30, 2016, and December 31, 2015 (100,000,000 shares authorized)	11,876	11,940
Additional paid-in capital	351,754,151	361,581,507
Accumulated other comprehensive income (loss)	(14,235)	190,797
Total CorEnergy Stockholders' Equity	408,001,792	418,034,244
Subtract: 7.375% Series A cumulative redeemable preferred stock	(56,250,000)	(56,250,000)
Total CorEnergy Common Equity	$351,751,792	$361,784,244
Common shares outstanding	11,876,389	11,939,697
Book Value per Common Share	$29.62	$30.30
NAREIT FFO
FFO is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. As defined by the National Association of Real Estate Investment Trusts, NAREIT FFO represents net

Table of Contents	Glossary of Defined Terms

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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three and nine months ended September 30, 2016 and 2015. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments and provision for loan losses, above-market rent, noncash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income attributable to CorEnergy Stockholders	$9,231,185	$427,219	$21,576,833	$8,698,985
Less:
Preferred Dividend Requirements	1,037,109	1,037,109	3,111,327	2,811,718
Net Income (loss) attributable to Common Stockholders	$8,194,076	$(609,890)	$18,465,506	$5,887,267
Add:
Depreciation	5,537,179	5,644,320	16,166,599	13,158,454
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	411,455	411,455	1,234,364	1,234,365
NAREIT funds from operations (NAREIT FFO)	$13,319,800	$4,622,975	$33,397,741	$17,811,356
Add:
Distributions received from investment securities	278,782	274,550	753,655	742,056
Income tax expense (benefit) from investment securities	645,083	(450,699)	703,211	50,398
Less:
Net distributions and dividend income	277,523	241,563	867,265	1,025,381
Net realized and unrealized gain (loss) on other equity securities	1,430,858	(1,408,751)	1,001,771	(915,568)
Funds from operations adjusted for securities investments (FFO)	$12,535,284	$5,614,014	$32,985,571	$18,493,997
Add:
Provision for loan losses, net of tax	—	6,667,823	4,409,359	6,667,823
Transaction costs	33,984	133,009	71,899	880,307
Amortization of debt issuance costs	469,004	699,386	1,556,607	1,313,026
Amortization of deferred lease costs	22,983	22,824	68,949	53,508
Accretion of asset retirement obligation	184,104	169,521	542,561	169,521
Income tax benefit	(161,931)	(114,940)	(459,640)	(344,535)
Amortization of above market leases	—	—	—	72,987
Unrealized gain associated with derivative instruments	(60,513)	(13,965)	(2,818)	(48,494)
Less:
EIP Lease Adjustment (1)	—	—	—	542,809
Non-Controlling Interest attributable to AFFO reconciling items	(10,715)	23,837	35,153	69,348
Adjusted funds from operations (AFFO)	$13,033,630	$13,153,835	$39,137,335	$26,645,983

Weighted Average Shares of Common Stock Outstanding:
Basic	11,872,729	11,924,148	11,909,431	10,266,380
Diluted (2)	15,327,274	15,408,998	15,379,792	11,466,292
NAREIT FFO attributable to Common Stockholders
Basic	$1.12	$0.39	$2.80	$1.73
Diluted (2)	$1.01	$0.39	$2.60	$1.73
FFO attributable to Common Stockholders
Basic	$1.06	$0.47	$2.77	$1.80
Diluted (2)	$0.96	$0.47	$2.57	$1.79
AFFO attributable to Common Stockholders
Basic	$1.10	$1.10	$3.29	$2.60
Diluted	$0.98	$0.98	$2.94	$2.50
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

(2) The number of weighted average diluted shares represents the total diluted shares for periods when the Convertible Notes were dilutive in the per share amounts presented.  For periods presented without per share dilution, the number of weighted average diluted shares for the period is equal to the number of weighted average basic shares presented.

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
SEASONALITY
Our operating companies, MoGas and Omega, have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of September 30, 2016, please refer to "Item 2 - Properties" in our Annual Report on Form 10-K for the year ended December 31, 2015, and to Notes 3 and 4 in the Notes to the Consolidated Financial Statements included in this report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended September 30, 2016.
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

Table of Contents	Glossary of Defined Terms

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
Our tenant continues to make timely rent payments in accordance with the GIGS Lease Agreement. EXXI has stated its intentions to continue normal operations during the bankruptcy proceedings. In September, EXXI received approval of its Supplement to the Third Amended Disclosure Statement. The deadline to object to the Reorganization Plan and assumed contracts and leases was October 31, 2016 and the deadline for voting on the Plan of Reorganization was November 1, 2016. The confirmation hearing is scheduled to begin on November 7, 2016. The bankruptcy court extended EXXI’s exclusivity period to November 14, 2016. CorEnergy will continue to monitor, and take appropriate actions to, the information disclosed throughout the proceedings.
On April 25, 2016, EXXI was delisted from the NASDAQ Stock Market as a result of failing to meet certain listing standards. EXXI has begun trading on the OTC Pink Market under the symbol EXXIQ.
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
On August 30, 2016, CorEnergy filed proofs of claim with the bankruptcy court handling the Ultra Petroleum bankruptcies. These filings were made prior to the September 1, 2016 deadline for proofs of claim to be filed and were intended to protect the interest of CorEnergy shareholders based on certain rights granted under guarantee and indemnification provisions in the lease.
On September 20, 2016, the Company filed a motion to dismiss the tenant, Ultra Wyoming from the Ultra Petroleum bankruptcy process based on the Company’s belief in the tenant’s solvency, to which Ultra Petroleum filed a response. Since that time, UPL published financial projections which CorEnergy believes are based on uninterrupted access to the Pinedale LGS, and stated that losing access to the Pinedale LGS upon rejection of the lease would cost hundreds of millions of dollars in foregone revenue. Since UPL has nonetheless threatened to reject the lease and construct access to a replacement system, CorEnergy and Ultra Wyoming have agreed to a non-binding mediation. December 15, 2016 has been set as the new deadline for Ultra Wyoming to accept or reject the Pinedale LGS Lease. The previous deadline for acceptance or rejection had been November 28, 2016. CorEnergy will continue to monitor, and take appropriate actions to, the information disclosed throughout the proceedings.
On May 2, 2016, UPL was delisted from the NYSE Stock Market as a result of failing to meet certain listing standards. UPL has begun trading on the OTC Pink Market under the symbol UPLMQ.
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
Laclede Gas extended its current contract for MoGas to provide natural gas transportation services by one year to expire on October 31, 2017.

Table of Contents	Glossary of Defined Terms

Black Bison
On February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of Black Bison Water Services, LLC, the borrower of the Black Bison financing note receivable. See Note 4 in the Notes to the Consolidated Financial Statements in this report for additional information.
On June 16, 2016, the Company sold substantially all of the assets of BBWS and its subsidiaries to Expedition Water Solutions for a combination of cash plus an earn-out. CorEnergy received $1.0 million of cash, before fees, upon closing the agreement, retained certain working capital investments, and will receive royalty payments on future operating revenue generated by BBWS with a limit of $6.5 million. Royalty payments will not increase AFFO.
As of September 30, 2016 no royalty payments have been received.
Four Wood
Effective October 1, 2016, a portion of the Financing Notes with SWD Enterprises, LLC were restructured. The interest rate on the $4.0 million REIT Loan was reduced to 10 percent and required principal amortization was delayed until September 30, 2018. We expect to convert the $1.0 million TRS loan into an ownership interest in the borrower in the form of a preferred equity interest. Cash and accrued interest will not increase AFFO until Four Wood generates sustainable operating margins and the reserve for collection has been removed.
Omega Pipeline
On January 28, 2016, Omega was awarded a new 10-year contract with the Department of Defense, to provide natural gas and gas distribution assets to Fort Leonard Wood through Omega’s approximately 70-mile pipeline distribution system on the military base. As a result of the new contract natural gas and propane costs are being presented net in transportation and distribution revenue. See Note 2 in the Notes to the Consolidated Financial Statements in this report for additional information.
Private Security Assets
As of September 30, 2016, our investment in Lightfoot represents approximately 1.4 percent of the Company’s total assets. The following table is a summary of the fair value of Lightfoot at September 30, 2016, as compared to the fair value at December 31, 2015:

Fair Value of Other Equity Securities
	Fair Value At	Fair Value At
	September 30, 2016	December 31, 2015	$ Change	% Change
Lightfoot	$9,465,736	$8,393,683	$1,072,053	12.8%
Lightfoot
The fair value of Lightfoot as of September 30, 2016 increased approximately $1.1 million, or 12.8 percent, as compared to the value at December 31, 2015, primarily due to the change in value of Arc Logistics' publicly traded shares and a decrease in the subordination discount ranging between 11.8 percent and 15.2 percent at December 31, 2015 to a discount between 2.8 percent and 3.5 percent at September 30, 2016. The subordination period is expected to end in November of 2016.
During the three and nine months ended September 30, 2016, the Company received distributions of $276 thousand and $744 thousand, respectively, and expects these distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics and Gulf LNG. However, both the ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG, nor Lightfoot is under any obligation to make such distributions. On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C ("Eni USA"), one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA terminate its' agreement with Gulf LNG, this could materially impact Arc Logistics and Gulf LNG's ability to fund their distributions to the Company. Accordingly, there can be no assurance that our expectations concerning 2016 distributions from Lightfoot will be realized.
VantaCore
The company received its final escrow distribution of $1.4 million on April 1, 2016.

Table of Contents	Glossary of Defined Terms

LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2016, we had liquidity of approximately $63.4 million comprised of cash of $10.1 million plus revolver availability of $53.3 million. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to meet future operating requirements and acquisition opportunities. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.
There are acquisition opportunities that are in preliminary stages of review, and consummation of any of these opportunities depends on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets, supplemented with accretive equity issuance as needed, subject to current market conditions. We may invest in assets subject to greater leverage which could be both recourse and non-recourse to us. We do not intend to fund acquisitions until significant bankruptcy milestones for EXXI and UPL have occurred and been disclosed to the public.
Cash Flows - Operating, Investing, and Financing Activities
Cash Flows from Operating Activities
For the nine months ended September 30, 2016, cash provided by operating activities totaled approximately $41.7 million, representing an increase of approximately $10.7 million as compared to the nine months ended September 30, 2015. The significant factors impacting the increase are as follows:

•	GIGS lease payments began July 1, 2015 and therefore, nine months of rent during 2016 versus only three months during 2015 has provided $16.4 million.

•	Proceeds from final escrow distribution related to the sale of Vantacore of approximately $1.4 million were received April 1, 2016.

•
Increase in interest paid of approximately $5.2 million primarily related to the financing of the June 2015 GIGS transaction through the issuance of $115 million in Convertible Notes and a $45 million draw on the Regions Credit Facility.

•	Due to reduced drilling and disposal activities in our borrowers' areas of operations, revenue from our financing notes decreased from the prior period by approximately $1.3 million.
For the nine months ended September 30, 2015, cash provided by operating activities totaled approximately $30.9 million representing an increase of approximately $13.1 million over the same period of the prior year. The significant increases and decreases in cash provided by operating activities that primarily drove this change included the following:

•	The net operating results of MoGas, acquired in November 2014, provided $8.4 million.

•
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

•
Additional payments to the Company resulting from a July 2014 increase to the Black Bison financing notes and December 2014 initial funding of the Four Wood financing notes contributed nearly $946 thousand to the increase over prior year.

•	Starting July 2015, cash provided by the GIGS lease payments for the current quarter was $7.9 million.

•
In conjunction with the agreement to sell EIP to PNM on April 1, 2015 upon expiration of the lease, the lease payments that would have been due over the remainder of the term were accelerated and paid in full on January 1, 2014. Therefore, the first half of 2014 included nearly $4.3 million in advance rental payments.

•
A net increase in the Company’s asset base for the nine months ended September 30, 2015 as compared to the prior year period resulted in approximately $1.7 million in additional management fees paid to Corridor.

•	Increase in cash interest paid of approximately $553 thousand due to increased facility sizes and borrowings.

•	Increase in cash taxes paid of approximately $179 thousand due to estimated tax payments made starting in 2015 related to the Lightfoot investment.

Table of Contents	Glossary of Defined Terms

Cash Flows from Investing Activities
Significant factors impacting the $194 thousand of cash provided by investing activities during the nine months ended September 30, 2016, were as follows:

•	Net proceeds from the sale of assets and liabilities held for sale of $645 thousand.

•	Purchases of property and equipment of $476 thousand.

•	Proceeds received on foreclosure of BB Intermediate of $223 thousand.

•	Funding to close operations of Black Bison and Four Wood financing notes of $202 thousand.
Significant factors impacting the $243.8 million of cash used in investing activities during the nine months ended September 30, 2015, included the following:

•	Deployed approximately $246.5 million to acquire the GIGS assets.

•	$3.7 million of capital improvements in connection with the Portland Terminal facility.

•	The sale of the EIP asset on April 1, 2015 provided additional cash of approximately $7.7 million.
Cash Flows from Financing Activities
Significant factors impacting the $46.4 million of cash used in financing activities during the nine months ended September 30, 2016, included the following:

•	Repurchases of common stock of approximately $2.0 million.

•	Repurchases of convertible debt of approximately $900 thousand.

•	Common and preferred dividends paid of $26.3 million and $3.1 million, respectively.

•	$44.0 million drawn on the Regions revolver for use in connection with the Pinedale refinancing.

•	Principal payments of $53.0 million in connection with the Pinedale facility.

•	Principal payments on the term note of $4.8 million.
Significant factors impacting the $222.2 million of cash provided by financing activities during the nine months ended September 30, 2015, included the following:

•	The January 2015 preferred stock offering generated approximately $54.2 million, of which, $32.0 million was subsequently used to pay down the Regions Revolver.

•	In connection with the acquisition of the GIGS assets, the Company raised a total of $226.7 million as follows:

◦	$73.2 million in net proceeds raised in a follow-on common stock offering;

◦	$111.3 million in net proceeds from the 7.00% Convertible Note offering; and

◦	$42.0 million drawn on the Regions Revolver.

•
On July 8, 2015 the company drew $45 million on a term note, the proceeds of which were used to pay off the Regions Revolver. The company also made its first principal payment of $900 thousand on the term note.

•	Common and preferred dividends paid of approximately $19.9 million and $2.5 million, respectively.

•	Distributions to non-controlling interests of $2.0 million

•	Principal payments on the $70 million term loan totaling $2.6 million.
Revolving and Term Credit Facilities
Credit Facilities of the REIT
Effective as of March 4, 2016, the Company and the required lenders under the Regions Revolver executed a Limited Consent and Amendment (the “Consent”).  Pursuant to such Consent, among other things, the lenders consented to the Company’s use of up to $49.0 million, up to $44.0 million of which could come from the proceeds of draws under the Regions Revolver, in connection with the refinancing of Pinedale LP’s outstanding indebtedness due under the $70 million secured term credit facility on March 30, 2016, as discussed below. The Company paid fees to the lenders in connection with the Consent in an aggregate amount of $193 thousand. The Company subsequently drew $44 million on the Regions Revolver in conjunction with the refinancing of the Pinedale Facility and as of September 30, 2016, has approximately $53.3 million of available borrowing capacity on the Regions Revolver.

Table of Contents	Glossary of Defined Terms

For a summary of the additional material terms of the Regions Credit Facility and the refinancing of the Pinedale LP facility (as discussed below), please see Note 14 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and Note 10 in the Notes to the Consolidated Financial Statements included in this report.
Pinedale Facility
Pinedale LP's $70.0 million secured term credit facility was set to expire at the end of December 2015; however, the Company extended the facility through March 30, 2016. Under the December 31, 2015, extension amendment, outstanding balances accrued interest at a variable annual rate equal to LIBOR plus 4.25 percent. Pinedale LP made principal payments totaling approximately $3.2 million during the extension period through March 30, 2016. On March 30, 2016, the Company and Prudential, as the Refinancing Lenders and in proportion to their pro rata equity interests in Pinedale LP, together paid the remaining $58.5 million principal balance of the $70.0 million secured term credit facility and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. Through March 30, 2016, the interest rate swap derivatives remained in place on $52.5 million of the secured term credit facility at a fixed rate of 0.865 percent less a floating, 1-month LIBOR rate. As part of the March 30, 2016, refinancing, the Company terminated one of the derivative contracts, representing half of the amount hedged. The remaining derivative with a notional amount of $26.3 million was de-designated from hedge accounting.
Refer to Note 10 in the Notes to the Consolidated Financial Statements included in this report for additional information.
Convertible Notes
As authorized by the board of directors, during May 2016, the Company repurchased $1.0 million of face value of the Convertible Notes. Refer to Note 15 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and Note 11 in the Notes to the Consolidated Financial Statements included in this report for additional information concerning the Convertible Notes.
MoGas Credit Facility
As of September 30, 2016, the co-borrowers are in compliance with all covenants and there had been no borrowings against the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes, is guaranteed and secured by the assets of Omega. On July 28, 2016 the previous maturity date of July 31, 2016 was amended and extended to July 31, 2017. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at September 30, 2016.
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
The $70 million secured term credit facility is subject to (i) a minimum interest rate coverage ratio of 5.5 to 1.0; (ii) a maximum leverage ratio of 3.25 to 1.0; and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. As a result of the March 30, 2016 refinancing the minimum interest coverage ratio was amended to a ratio of 3.0 to 1.0. We were in compliance with all covenants at September 30, 2016.
Equity Offerings
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.

Table of Contents	Glossary of Defined Terms

As of September 30, 2016, we have issued 24,754 shares of common stock under the Company's dividend reinvestment plan, reducing availability by approximately $494 thousand to approximately $599.5 million.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. These investing activities have generally been financed from the proceeds of our public equity and debt offerings as well as the term and credit facilities mentioned above. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. The following is our liquidity and capitalization on the below-noted dates:

Liquidity and Capitalization
	September 30, 2016	December 31, 2015
Cash and cash equivalents	$10,107,754	$14,618,740

Revolving credit facility	44,000,000	—
Long-term debt (including current maturities)	149,172,020	216,864,752
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	56,250,000	56,250,000
Capital stock, non-convertible, $0.001 par value	11,876	11,940
Additional paid-in capital	351,754,151	361,581,507
Accumulated other comprehensive (loss) income	(14,235)	190,797
CorEnergy equity	408,001,792	418,034,244
Total CorEnergy capitalization	$601,173,812	$634,898,996
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $3.0 million and $1.5 million.
Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will fund our normal recurring operating expenses, recurring debt service requirements, and dividends to shareholders.
Our sources of liquidity as of September 30, 2016, to pay our remaining 2016 commitments include the amounts available under our revolving credit facilities of approximately $54.8 million and unrestricted cash on hand of approximately $10.1 million. As authorized by our Board of Directors, we may use our liquidity to purchase up to $10.0 million of our common stock and up to $15.0 million of face value of our convertible debt, subject to market conditions and compliance with all applicable regulatory requirements. As of September 30, 2016, the Company had repurchased approximately $2.0 million of common stock and $1.0 million of face value of the convertible debt. See Notes 11 and 12 in the Notes to the Consolidated Financial Statements in this report, for convertible debt repurchased and shares of common stock purchased, respectively.
We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2016 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Private Securities Investments
As of September 30, 2016, our only remaining securities investment was Lightfoot. For additional information concerning Lightfoot and related developments during 2016, please refer to the discussion presented above in this Item 2 under the heading “Asset Portfolio and Related Developments.”
We do not plan to make additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets and, to the extent compatible with our status as a REIT, equity enhancements to certain of our real property investments), and we intend to liquidate our remaining private securities investments in an orderly manner.

Table of Contents	Glossary of Defined Terms

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of September 30, 2016:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt (2)	$9,574,465	$668,556	$1,337,112	$7,568,797	$—
Interest payments on Pinedale LP Debt (2)		751,537	1,342,124	892,729	—
Convertible Debt	$114,000,000	—	—	114,000,000	—
Interest payments on Convertible Debt		7,980,000	15,960,000	7,980,000	—
Regions Term Note (1)	$38,355,000	6,460,000	12,920,000	18,975,000	—
Interest payment on Regions Term Note		1,387,203	2,031,667	183,850	—
Regions Revolver	$44,000,000	—	—	44,000,000	—
Interest payment on Regions Revolver		1,695,222	3,390,444	352,978	—
Totals		$18,942,518	$36,981,347	$193,953,354	$—
(1) The amount shown as the Notional Value for the Regions Term Note represents the outstanding principal balance at September 30, 2016.
(2)  The amounts for Pinedale LP debt above represent Prudential's share of the principal and interest payments which is 18.95 percent of the total. The Company's share of the principal and interest are eliminated in consolidation as these became intercompany on March 30, 2016, due to CorEnergy taking over with Prudential as Refinancing Lenders on the Pinedale LP note. See Footnote 10, Credit Facilities, for further information.

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
MAJOR TENANTS
As of September 30, 2016, the Company had three significant leases. For additional information concerning each of these leases, see Note 3 in the Notes to the Consolidated Financial Statements included in this report.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended September 30, 2016, the sources of our stockholder distributions include lease revenue, transportation and distribution revenue from our real property assets, and distributions from our investment securities. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
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
On August 31, 2016, the Company paid second quarter dividends of $.075 per share of common stock and $0.4609375 per depositary share for the Company's 7.375% Series A Cumulative Redeemable Preferred Stock.
On October 26, 2016, the Company's Board of Directors declared third quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for the Company's 7.375% Series A Cumulative Redeemable Preferred Stock payable on November 30, 2016.
A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under Internal Revenue Code section 857(b)(2), without regard to the deduction for dividends paid). We intend to

Table of Contents	Glossary of Defined Terms

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
We acquired MoGas on November 24, 2014, and recorded the assets, liabilities and goodwill at fair value on the date they were acquired. As a result, any level of decrease in the forecasted cash flows of these assets or increases in the discount rates utilized to value the assets from their respective acquisition dates would likely result in the fair value of the assets falling below the carrying value, and could result in an assessment of whether the related goodwill is impaired.
Commodity prices have continued to decline since late 2014, and that decline has adversely impacted forecasted cash flows, discount rates, and stock/unit prices for most companies in the energy industry.
We continue to monitor goodwill and we could experience impairments of goodwill in the future if we experience material customer defaults. As of September 30, 2016, we have not recorded any impairments of goodwill.
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

Table of Contents	Glossary of Defined Terms

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
We continue to monitor our long-lived assets, and we could experience additional impairments of the remaining carrying value of these long-lived assets in the future if we receive additional negative information about market conditions or our tenants which could negatively impact the forecasted cash flows or discount rates utilized to determine the fair value of those investments. As of September 30, 2016, we have not recorded an impairment of long-lived assets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of September 30, 2016, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2015.
As of September 30, 2016, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $9.5 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $590 thousand.
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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of September 30, 2016, we had $151.6 million in long-term debt (net of current maturities) and $44 million borrowed under a line of credit. The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on that portion of our variable rate debt which is not hedged.
On March 30, 2016, the Company and Prudential ("the Lenders") together paid their pro rata shares of the $58.5 million principal balance of the $70 million secured term credit facility and the Company executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Lenders. The facility was further modified to increase the LIBOR Rate to the greater of (i) 1.0% and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to seven percent (7.0 percent) per annum. The Company also terminated one of its original derivative contracts, leaving an interest rate swap derivative contract with a notional amount of $26.3 million as of March 30, 2016.

Table of Contents	Glossary of Defined Terms

Variable rate debt as of September 30, 2016, was $9.6 million under the Pinedale facility, $44.0 million under the Regions Revolver, and $38.4 million under the Regions Term Note. These variable rate debt instruments total $65.7 million of variable rate debt after giving effect to our $26.3 million interest rate swap at September 30, 2016. A 100 basis point increase or decrease in current LIBOR rates would result in a $728 thousand increase or decrease of interest expense for the nine months ended September 30, 2016. As of September 30, 2016, the fair value of our hedge derivative liability totaled approximately $49 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase the value of the interest rate swap by $307 thousand, while a decrease of 100 basis points would decrease the value of the interest rate swap by $220 thousand as of September 30, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended September 30, 2016. Each risk factor below amends and restates the corresponding risk factor previously disclosed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Other than as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Risks Related to Our Investments in Real Estate and the U.S. Energy Infrastructure Sector
Risks Related to Our Two Largest Investments
The Grand Isle Gathering System and the Pinedale LGS constitute the largest components of our leased infrastructure real property assets and associated lease revenues and will materially impact the results of our business.
The Grand Isle Gathering System represented approximately 38 percent of our total assets as of September 30, 2016 and December 31, 2015, respectively, and the lease under the Grand Isle Lease Agreement with the EXXI Tenant represented approximately 46 percent and 29 percent of our total revenue for the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively. The Pinedale LGS represented approximately 30 percent of our total assets as of both September 30, 2016, and December 31, 2015, and the lease payments under the Pinedale Lease Agreement with Ultra Wyoming

Table of Contents	Glossary of Defined Terms

represented approximately 23 percent and 29 percent of our total revenue for the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively.
EXXI, the corporate parent and guarantor of the obligations of EXXI Tenant under the Grand Isle Lease Agreement and certain entities affiliated with it filed for bankruptcy on April 14, 2016. The EXXI Tenant did not file for bankruptcy. The entities that did file for bankruptcy subsequently sought, and obtained from the bankruptcy court, an order characterizing us as a critical vendor. This characterization ensures continued payment to us of rental payments during the bankruptcy. All payments due to us from the EXXI Tenant have been timely paid.
In September 2016, EXXI received approval of its Supplement to the Third Amended Disclosure Statement. The deadline to object to the Reorganization Plan and assumed contracts and leases was October 31, 2016 and the deadline for voting on the Plan of Reorganization was November 1, 2016. The confirmation hearing is scheduled to begin on November 7, 2016. The bankruptcy court extended EXXI’s exclusivity period to November 14, 2016.
Ultra Wyoming, the lessee of the Pinedale LGS, as well as Ultra Petroleum and Ultra Resources, the guarantors of Ultra Wyoming's obligations as tenant under the Pinedale Lease Agreement, each filed for bankruptcy on April 29, 2016. All payments due to us under the Pinedale Lease Agreement have been timely paid.
On August 30, 2016, we filed proofs of claim with the bankruptcy court handling the Ultra Petroleum bankruptcies. These filings were made prior to the September 1, 2016 deadline for proofs of claim to be filed and were intended to protect the interests of CorEnergy shareholders based on certain rights granted under guarantee and indemnification provisions in the lease.
On September 20, 2016, we filed a motion to dismiss the tenant, Ultra Wyoming, from the Ultra Petroleum bankruptcy process based on our belief in the tenant's solvency. In a responsive bankruptcy filing, Ultra Petroleum disclosed an alternative to our Pinedale LGS that it acquired when it bought upstream reserves from Shell in 2014 and indicated that it could move production off our system to the alternative system with a relatively small capital investment. Ultra Petroleum later acknowledged that losing access to the Pinedale LGS due to lease rejection would cost hundreds of millions of dollars in foregone revenue and that cost estimates related to switching to the alternate system did not include payment of any damages to us which may result from such actions. The parties agreed to non-binding mediation and agreed to extend the deadline for Ultra Wyoming to accept or reject the Pinedale Lease until December 15, 2016.
Current information about the EXXI bankruptcy and a complete discussion of the risks related to EXXI's business can be found in EXXI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and its Annual Report on Form 10-K for the year ended June 30, 2016. Current information about the Ultra Petroleum bankruptcy and a complete discussion of the risks related to Ultra Petroleum's business can be found in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further updates related to Ultra Petroleum and EXXI may be found in their subsequent reports filed with the SEC.
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

•
Subject to the re-characterization risk above, the lessee could either assume or reject the lease in a bankruptcy proceeding. Generally, the lessee would be required to make rent payments to us during its bankruptcy until it rejects the lease (for leases that are personal property leases, the lessee need not make rental payments that arise from the petition date until 60 days after the order for relief is entered in the bankruptcy case). If the lessee assumes the lease, the bankruptcy court would not be able to change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us, though there may be a delay as a result of the bankruptcy in such return. We may not be able to identify a new tenant, as interest in leasing certain of our assets would be dependent on ownership of an interest in nearby mineral rights. In addition, any new tenant would need to be a qualified reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as our tenant. There is no assurance that we would be able to identify a tenant that meets these criteria, or that we could enter into a new lease with any such tenant on terms that are as favorable as the lease terms that were in place with the prior tenant. In that event, if we were able to re-lease the affected facility to a new tenant only on unfavorable terms or after a significant delay, we could lose some or all of the revenue from that facility for an extended period of time. If the lease agreement is rejected, our claim against the lessee and/or parent guarantor could be subject to a statutory cap under section 502(b)(6) of the Bankruptcy Code to the extent the lease agreement is deemed to be a lease for real property rather than a lease for personal property. Such cap generally limits the amount of a claim for lease-based damages in the event of a rejection to the greater of one year's rent or 15 percent of the rent reserved for the remaining lease term, not to exceed 3 years. We believe that any of our lease agreements would be characterized as a real property lease rather than a personal property lease, though a court could hold to the contrary.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2016 we did not sell any securities that were not registered under the 1933 Act, nor did we repurchase any equity securities of the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Table of Contents	Glossary of Defined Terms

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends- filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101
The following materials from CorEnergy Infrastructure Trust, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements - furnished herewith

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

November 4, 2016

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)
November 4, 2016