Form 10-K
period 2016-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2017-03-02
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐ No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $28.85 on the New York Stock Exchange was $340,158,808. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2017, the registrant had 11,893,147 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

CorEnergy Infrastructure Trust, Inc.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Bbls: standard barrel containing 42 U.S. gallons
BB Intermediate: Black Bison Intermediate Holdings, LLC, the holding company of Black Bison Water Services
Bcfe: one billion cubic feet of natural gas equivalent
Black Bison Loans: the financing notes between Corridor Bison and CorEnergy BBWS and BBWS
BBWS: Black Bison Water Services, LLC, the borrower of the Black Bison financing notes, as well as the owner of all of the other collateral securing the Black Bison Loans
BOEM: U.S. Federal Bureau of Ocean Management
BSEE: U.S. Federal Bureau of Safety and Environmental Enforcement
Code: the Internal Revenue Code of 1986, as amended
CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR)
CorEnergy BBWS: CorEnergy BBWS, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy
CorEnergy Credit Facility: the $45 million CorEnergy Term Loan, together with the upsized $105 million CorEnergy Revolver and the $3 million MoGas Revolver with Regions Bank
CorEnergy Revolver: the Company’s $105 million secured revolving line of credit facility with Regions Bank
CorEnergy Term Loan: the Company's $45 million secured term loan with Regions Bank that is part of the CorEnergy Credit Facility
Convertible Notes: the Company's 7.00% Convertible Senior Notes Due 2020
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

GLOSSARY OF DEFINED TERMS
EXXI: Energy XXI Ltd, the parent company (and guarantor) of our tenant on the Grand Isle Gathering System lease, emerged from a reorganization under Chapter 11 of the US Bankruptcy Code on December 30, 2016, with the succeeding company named Energy XXI Gulf Coast, Inc. Throughout this document, references to EXXI will refer to both the pre- and post-bankruptcy entities.
EXXI Tenant: Energy XXI GIGS Services, LLC, a wholly-owned operating subsidiary of EXXI Gulf Coast, Inc. that is the tenant under Grand Isle Corridor's triple-net lease of the Grand Isle Gathering System
FASB: Financial Accounting Standards Board
FERC: Federal Energy Regulatory Commission
Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy
Four Wood Energy: Four Wood Energy Partners LLC, a wholly-owned subsidiary of Four Wood Capital Partners LLC
Four Wood Notes: the financing notes between Four Wood Corridor and Corridor Private and SWD
GAAP: U.S. generally accepted accounting principles
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor, LP and triple-net leased to a wholly-owned subsidiary of Energy XXI Gulf Coast, Inc.
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
Mowood: Mowood, LLC, an indirect wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC
Mowood/Omega Revolver: a $1.5 million secured revolving line of credit facility at the Mowood subsidiary level with Regions Bank
NAREIT: National Association of Real Estate Investment Trusts

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC
Omega Pipeline: Omega's natural gas distribution system in south central Missouri
OCS: the Outer Continental Shelf
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
Pinedale GP: the general partner of Pinedale LP
Portland Lease Agreement: the January 2014 agreement pursuant to which the Portland Terminal Facility is triple-net leased to Arc Terminals, a wholly owned subsidiary of Arc Logistics Partners LP
Portland Terminal Facility: a petroleum products terminal located in Portland, Oregon
PNM: Public Service Company of New Mexico, a subsidiary of PNM Resources Inc. (NYSE: PNM)
PNM Lease Agreement: a triple-net lease agreement for the Eastern Interconnect Project
Prudential: The Prudential Insurance Company of America
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

ITEM 1. BUSINESS
GENERAL
CorEnergy Infrastructure Trust, Inc. (“CorEnergy”) was organized as a Maryland corporation and commenced operations on December 8, 2005. As used in this report, the terms “we”, “us”, “our” and the “Company” refer to CorEnergy and its subsidiaries. Please refer to the Glossary of Defined Terms presented at the beginning of Part 1 for definitions of additional capitalized terms and abbreviations used in this report. Prior to 2011 we operated as a business development company under the name Tortoise Capital Resources Corporation and invested primarily in securities of privately held and micro-cap public companies operating in the U.S. energy sector. In April 2011, we withdrew our election to be treated as a business development company. We do not plan on making additional investments in securities (other than short-term, highly liquid investments to be held pending acquisition of real property assets and, in certain cases, equity securities related to an underlying real property investments) and intend to liquidate our legacy private securities investments in an orderly manner. We elected REIT status for U.S. federal income tax purposes, commencing with calendar year 2013. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years.
COMPANY OVERVIEW
CorEnergy primarily owns assets in the U.S. energy sector that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas and electric transmission and distribution assets. Our objective is to provide shareholders with a stable and growing cash dividend, supported by long-term contracted revenue from operators of our assets, primarily under triple-net participating leases. These leases generate stable cash flows without direct commodity price exposure. We believe our leadership team’s energy and utility expertise provides CorEnergy with a competitive advantage to acquire, own and lease U.S. energy infrastructure assets in a tax-efficient, transparent, investor-friendly REIT. We meet the capital needs of companies in the U.S. energy infrastructure sector because we are a passive, long-term partner using our management's extensive industry knowledge to customize our long-term leases and structured financings. Our leadership team also has extensive insight on the broad universe of assets that may be owned by a REIT and utilizes a disciplined investment philosophy developed through an average of over 24 years of relevant industry experience.
We expect our leases to provide us with contracted base rent, plus participating rent based upon asset-specific criteria. The energy industry commonly employs contracts with participating features, and we provide exposure to both the risk and opportunity of utilization of our assets, which we believe is a hallmark of infrastructure assets of all types. Our participating triple-net leases require the operator to pay all expenses of the business including maintaining our assets in good working order.
The majority of our assets leased to tenants under triple-net leases are dependent upon the tenants' exploitation of hydrocarbon reserves in the fields where our assets are located. These reserves are depleted over time, and therefore, may economically diminish the value of our assets over the period that the underlying reserves are exploited. Accordingly, we expect the contracted base rents under these leases, including fair market renewal rent expectations, to provide for a return on capital, as well as a return of capital, over the life of the asset. The portion of rents we believe to constitute return of capital are utilized for debt repayment and/or are reserved for capital reinvestment activities in order to maintain the Company’s long-term earnings and dividend paying capacity. The return on capital is that portion of rents which are available for distribution to our shareholders through dividend payouts.
Base rents under our leases are structured on an estimated fair market value rent structure over the initial term, which includes assumptions related to the terminal value of our assets and expectations of tenant renewals. At the conclusion of the initial lease term, our leases generally contain fair market value repurchase options or fair market rent renewal terms. These clauses also act as safeguards against our tenants pursuing activities which would undermine or degrade the value of our assets faster than the underlying reserves are depleted. Our participating rents are structured to provide exposure to the commercial activity of the tenant, and as such, also provide protection in the event that the economic life of our assets is reduced based on accelerated production by our tenants.
Our assets are primarily mission-critical to our customers, in that utilization of our assets is necessary for the business they seek to conduct and their rental payments are an essential operating expense. For example, our crude oil gathering system assets are necessary to the exploitation of upstream crude oil reserves, so the operators' lease of those assets is economically critical to their operations. Some of our assets are subject to rate regulation by FERC or state public utility commissions. Further, energy infrastructure assets are an essential and growing component of the U.S. economy that give us the opportunity to assist the capital expansion plans and meet the capital needs of various midstream and upstream participants.
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. CorEnergy targets dividend growth of 1-3% annually from existing contracts through inflation escalations and participating rents and additional growth from acquisitions. Based on low inflation and current production levels, the Company is not anticipating significant inflation-based or participating rents in 2017. Since qualifying as a REIT in 2013, we have grown our annualized dividend from $2.50 per

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

share to $3.00 per share. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.
2016 Highlights
2016 proved to be a challenging year in the energy industry, largely driven by volatility in commodity prices. This resulted in a number of North American oil and gas producers filing for bankruptcy protection during the year, including the parent companies of two of our lease tenants. Our 2016 year was highlighted by enduring these bankruptcy proceedings while our tenants remained current on their monthly rents. These and other key transactions and events during our fiscal year ended December 31, 2016, as well as subsequent to year end but prior to the filing of this report, are highlighted below:
During the fiscal year ended December 31, 2016

•
In January 2016, the Department of Defense awarded Omega Pipeline Company, LLC a new, 10-year agreement with very similar terms and conditions as the previous agreements to continue providing natural gas and gas distribution services through January 31, 2026.

•	On March 30, 2016, we refinanced our share of the Pinedale Credit Facility using funds drawn from the CorEnergy Revolver.

•	On April 1, 2016, we received the final $1.4 million distribution from escrow, related to the November 2014 sale of VantaCore.

•	During May 2016, we repurchased a total of $1 million of the Convertible Notes in the open market.

•
On June 16, 2016, we sold substantially all of the foreclosed assets of Black Bison Water Services and its subsidiaries to Expedition Water Solutions for a combination of $1 million in cash plus an earn-out of up to $6.5 million in royalty payments.

•	During the second quarter of 2016, we repurchased 90,613 common shares for a total of $2 million.

•	Effective October 1, 2016, a portion of the Four Wood Financing Notes with SWD Enterprises was restructured.

•
On November 28, 2016, the US Bankruptcy Court approved Ultra Petroleum's assumption of the Pinedale LGS Lease Agreement with no economic changes. Ultra Petroleum declared bankruptcy in April 2016 and has remained timely on its rent payments throughout the bankruptcy proceedings.

•
On December 30, 2016, Energy XXI announced that it had completed its reorganization under Chapter 11 of the US Bankrputcy Code with the succeeding company named Energy XXI Gulf Coast, Inc. This followed the declaration of bankruptcy in April 2016. Our tenant of the Grand Isle Gathering System remained outside the bankruptcy process and continued to make timely rent payments throughout the bankruptcy proceedings.

Significant 2017 Developments

•
Effective March 1, 2017, MoGas entered into a long-term firm transportation services agreement with its largest customer, Laclede Gas Company ("Laclede"). The agreement, which amends a prior agreement, extends the termination date for Laclede's existing firm transportation services agreement from October 31, 2017 to October 31, 2030. Tariff rates under the extended agreement will be discounted beginning on November 1, 2018.

For additional details, see "Recent Transactions" below.
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
Energy Infrastructure Real Property Investments

•
Grand Isle Gathering System: a subsea, midstream 153-mile pipeline system located in the Gulf of Mexico and a 16-acre onshore terminal facility triple-net leased on a long-term basis to a subsidiary of EXXI, pursuant to the Grand Isle Lease Agreement. The EXXI Tenant’s obligations under the lease agreement are guaranteed by EXXI.

•
Pinedale LGS: a system consisting of approximately 150 miles of pipelines and four above-ground central gathering facilities located in the Pinedale Anticline in Wyoming triple-net leased on a long-term basis to a subsidiary of, and guaranteed by, Ultra Petroleum Corp. and Ultra Resources, Inc. pursuant to the Pinedale Lease Agreement.

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
Energy Infrastructure Financing Investments
We have provided financing loans to owners and operators of energy infrastructure real property assets, secured by such assets and related equipment, as well as by the outstanding equity of the borrowers. These loans include participating features pursuant to which we may receive additional interest tied to increases in utilization of the underlying facilities, and one also includes an equity enhancement. See the section titled "Asset Portfolio and Related Developments" in Item 7 and Note 4 of the Notes to the Consolidated Financial Statement included in this report for additional information concerning these investments.
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
Acquisition Strategies and Due Diligence
We generally rely on our own analysis to determine whether to make an acquisition. In evaluating net lease transactions, we generally consider, among other things, the following aspects of each transaction:

•
Tenant/Borrower Evaluation – We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular acquisition. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be balanced with the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant. Whether a prospective tenant or borrower is creditworthy will be determined by our management team and reviewed by the investment committee, as described below. Creditworthy does not necessarily mean “investment grade.”

•
Importance to Tenant/Borrower Operations – We generally will focus on properties that we believe are essential or important to the ongoing operations of the tenant. We believe that this type of property will provide a relatively low risk of loss in the case of a potential bankruptcy or abandonment scenario since a tenant/borrower is less likely to risk the loss of a critically important lease or property. Additionally we focus on assets which are necessary for the economic production of hydrocarbon resources, and which would remain necessary to any owner of the assets.

•
Diversification – We attempt to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, and geographic location within the U.S. or tenant/borrower industry. By diversifying, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular asset or geographic region within the U.S.

•
Lease Terms – Generally, the net leased properties we will acquire will be leased on a full recourse basis to the tenants or their affiliates. In addition, we generally will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI. The lease will also generally seek to provide for participation in gross revenues of the tenant at the property, thereby providing exposure to the commercial activity of the tenant. Alternatively, a lease may provide for mandated rental increases on specific dates, and we may adopt other methods in the future.

•
Asset Evaluation – We review the physical condition of the property and assess the likelihood of replacing the rental payment stream if the tenant defaults. We also generally engage a third party to conduct, or require the seller to conduct a preliminary examination, or Phase 1 assessment, of the site to determine the potential for contamination or similar environmental site assessments in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition.

•
Transaction Provisions to Enhance and Protect Value – We attempt to include provisions in the leases that we believe may help protect a real property asset from changes in the operating and financial characteristics of a tenant that may

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

affect its ability to satisfy its obligations or reduce the value of the real property asset. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to utilize good operating practices consistent with objective criteria. We seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. In addition, in some circumstances, we may provide tenants with repurchase options on the leased property. We expect, in those situations that the option purchase price will generally be the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

•
Equity Enhancements – We may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help achieve the goal of increasing investor returns.

•
Other Real Estate Related Assets – As other opportunities arise, we may also seek to expand the portfolio to include other types of real estate-related investments, in all cases within the energy infrastructure sector, such as:

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

Use of Taxable REIT Subsidiaries
We operate as a REIT and therefore are generally not subject to U.S. federal income taxes on the income and gains that we distribute to our stockholders, including the income derived through leasing fees and financing revenue from our REIT qualifying investment in energy infrastructure assets. However, even as a REIT, we remain obligated to pay income taxes on earnings from our taxable REIT subsidiaries. The use of TRSs enables us to own certain assets and engage in certain businesses while maintaining compliance with the REIT qualification requirements under the Code. We may, from time to time, change the election of previously designated TRSs to be treated as qualified REIT subsidiaries, and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including qualified REIT subsidiaries.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Competition
We compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that we plan to make in the U.S. energy infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to a greater variety of funding sources than are available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us. These competitive conditions may adversely affect our ability to make investments in the energy infrastructure sector and could adversely affect our distributions to stockholders.
RECENT TRANSACTIONS
Effective March 1, 2017, MoGas, entered in to a long-term firm transportation services agreement with Laclede, its largest customer. The agreement, which amends a prior agreement, extends the termination date for Laclede’s existing firm transportation agreement from October 31, 2017 to October 31, 2030. During the entire extended term, Laclede will continue to reserve 62,800 dekatherms per day of firm transportation capacity on MoGas. This service will continue at the full tariff rate of $12.385 per dekatherm per month until October 31, 2018, at which time the rate will be reduced to $6.386 per dekatherm per month for the remainder of the agreement.
The amended contract was negotiated in response to changing market conditions affecting the midcontinent gas supply. In January 2017, the Rockies Express Pipeline LLC (“REX”) announced the completion of its pipeline capacity enhancement project, which allows it to flow less expensive natural gas from the Appalachian Basin westward to its Zone 3 delivery points in western Illinois and eastern Missouri. This development, plus additional pipeline and basin developments, has caused gas companies, including MoGas shippers, to consider sourcing supply from REX and the East Coast in place of Rocky Mountain supply. MoGas has a number of opportunities to offset the reduction in revenue from Laclede, including potential pipeline extensions, leveraging its multiple pipeline connections, exploring different supply basin optionality, and other revenue enhancement strategies. Prior to the November 1, 2018 effective date of the reduced rate with Laclede, MoGas intends to act upon several of these prospects and the Company believes that through a combination of these opportunities, it will be able to significantly offset the reduction in revenues from Laclede in 2019 and beyond.
MANAGEMENT
Our Manager
We are externally managed by Corridor. Corridor is a real property asset manager with a focus on U.S. energy infrastructure real property assets. Corridor assists us in identifying infrastructure real property asset acquisition opportunities, and is generally responsible for our day-to-day operations.
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
We pay Corridor a management fee based on total assets under management. Additionally, in aligning our strategy to focus on distributions and distribution growth, Corridor is paid an incentive fee based on increases in distributions to our stockholders. A percentage of the Corridor incentive fee is reinvested in CorEnergy's common stock. Pursuant to a Management Agreement and an Administrative Agreement, Corridor has agreed to use its reasonable best efforts to present us with suitable acquisition opportunities consistent with our investment objectives and policies and is generally responsible, subject to the supervision and review of our Board of Directors, for our day-to-day operations.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s Managed Assets as of the end of each quarter. For purposes of the Management Agreement, “Managed Assets” means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses, and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company’s securities portfolio will be valued at then-current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition-related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.
The Management Agreement includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.625 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in the Company’s common stock.
During the year ended December 31, 2016, the Company and the Manager agreed to the following modifications to the fee arrangements described above:

•
In light of the provisions for loan losses recognized by the Company on certain of its energy infrastructure financing investments (collectively, the "Underperforming Loans") during 2015 and the first quarter of 2016, the Manager voluntarily recommended, and the Company agreed, that effective on and after the Company's March 31, 2016 balance sheet date, solely for the purpose of computing the value of the Company’s Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement, that portion of the Management Fee attributable to the Company’s investment in the Underperforming Loans would be based on the estimated net realizable value of such loans, not to exceed the amount invested in the Underperforming Loans as of the end of the quarter for which the Management Fee is calculated. This agreement superseded a prior agreement between the Company and the Manager, which was effective as of September 30, 2015, concerning valuation of the Black Bison Loans for purposes of calculating the Management Fee.

•
The Manager voluntarily recommended, and the Company agreed, that the Manager would waive $88 thousand of the $595 thousand total quarterly incentive fees that would otherwise have been payable under the provisions described above with respect to dividends paid on the Company's common stock during the year ended December 31, 2016, and accordingly the Manager received an incentive fee of $507 thousand during the year.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Administrative Agreement
Under our Administrative Agreement, Corridor, as our administrator, performs (or oversees or arranges for the performance of) the administrative services necessary for our operation, including without limitation providing us with equipment, clerical, bookkeeping and record keeping services. For these services we pay our administrator an annual fee equal to 0.04 percent of the value of the Company’s Managed Assets as of the end of each quarter, with a minimum annual fee of $30 thousand.
Pursuant to the Management and Administrative Agreement, Corridor furnishes us with office facilities and clerical and administrative services necessary for our operation (other than services provided by our custodian, accounting agent, dividend and interest-paying agent and other service providers). Corridor is authorized to enter into agreements with third parties to provide such services. To the extent we request, Corridor will (i) oversee the performance and payment of the fees of our service providers and make such reports and recommendations to the Board of Directors concerning such matters as the parties deem desirable, (ii) respond to inquiries and otherwise assist such service providers in the preparation and filing of regulatory reports, proxy statements, and stockholder communications, and the preparation of materials and reports for the Board of Directors; (iii) establish and oversee the implementation of borrowing facilities or other forms of leverage authorized by the Board of Directors and (iv) supervise any other aspect of our administration as may be agreed upon by us and Corridor. We have agreed, pursuant to the Management Agreement, to reimburse Corridor for all out-of-pocket expenses incurred in providing the foregoing.
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
AVAILABLE INFORMATION
Our principal executive offices are located at 1100 Walnut Street, Suite 3350, Kansas City, MO 64106. Our telephone number is (816) 875-3705, or toll-free (877) 699-2677, and our web site is http://corenergy.reit. We are required to file reports, proxy statements and other information with the SEC. We will make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports on or through our Web site at http://corenergy.reit as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. This information may also be obtained, without charge, upon request by calling us at (816) 875-3705 or toll-free at (877) 699-2677. This information will also be available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by us with the SEC which is available on the SEC’s Internet site at www.sec.gov. Please note that any Internet addresses provided in this Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet address is intended or deemed to be included by reference herein.
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
The Grand Isle Gathering System represented approximately 38 percent of our total assets as of December 31, 2016 and December 31, 2015, respectively, and the lease under the Grand Isle Lease Agreement with the EXXI Tenant represented approximately 46 percent and 29 percent of our total revenue for the year ended December 31, 2016, and the year ended December 31, 2015, respectively. The Pinedale LGS represented approximately 30 percent of our total assets as of both December 31, 2016, and December 31, 2015, and the lease payments under the Pinedale Lease Agreement with Ultra Wyoming

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

represented approximately 23 percent and 29 percent of our total revenue for the year ended December 31, 2016, and the year ended December 31, 2015, respectively. Accordingly, the financial condition of these tenants and related parent guarantors and the ability and willingness of each to satisfy their obligations under the respective lease agreements and guaranties will have an ongoing material impact on our results of operations, ability to service our indebtedness and ability to make distributions.
EXXI, the corporate parent and guarantor of the obligations of EXXI Tenant under the Grand Isle Lease Agreement and certain entities affiliated with it filed for bankruptcy on April 14, 2016. The EXXI Tenant did not file for bankruptcy. On December 13, 2016, EXXI announced the confirmation of its Plan of Reorganization by the bankruptcy court and, effective December 30, 2016, EXXI emerged from its bankruptcy reorganization under the successor company name Energy XXI Gulf Coast, Inc., and we entered into related agreements effective December 30, 2016 pursuant to which the new EXXI entity succeeded to the rights and obligations of pre-bankruptcy EXXI under the original purchase agreement for the GIGS and as guarantor of the obligations of our tenant under the Grand Isle Lease Agreement. All payments due to us from the EXXI Tenant were timely paid throughout the bankruptcy proceedings.
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
On September 20, 2016, we filed a motion to dismiss the tenant, Ultra Wyoming, from the Ultra Petroleum bankruptcy process based on our belief in the tenant's solvency. In a responsive bankruptcy filing, Ultra Petroleum disclosed an alternative to our Pinedale LGS that it acquired when it bought upstream reserves from Shell in 2014 and indicated that it could move production off our system to the alternative system with a relatively small capital investment. Ultra Petroleum later acknowledged that losing access to the Pinedale LGS due to lease rejection would cost hundreds of millions of dollars in foregone revenue and that cost estimates related to switching to the alternate system did not include payment of any damages to us which may result from such actions. On November 11, 2016, Ultra Petroleum's subsidiary which is our tenant under the Pinedale Lease Agreement, agreed to assume such lease without amendment, and to allow Pinedale LP's proof of claim for attorney's fees, through a motion filed with the bankruptcy court. In exchange, the Company agreed to withdraw its other proofs of claim and its motion to dismiss the Pinedale LGS tenant from the Ultra Petroleum bankruptcy proceedings. The Company maintains its right to assert claims in the future to protect the value of the Pinedale LGS. These agreements were approved by the bankruptcy court on November 28, 2016.
Information about the EXXI bankruptcy and a complete discussion of the risks related to EXXI's business can be found in Energy XXI Ltd (pre-emergence) and Energy XXI Gulf Coast, Inc. (post-emergence) Exchange Act reports filed with the SEC. Current information about the Ultra Petroleum bankruptcy and a complete discussion of the risks related to Ultra Petroleum's business can be found in its Exchange Act reports filed with the SEC.
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
A significant portion of our acquisition activities are focused on real properties that are triple-net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease: (i) is likely to cause a significant reduction in the operating

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

•
Subject to the re-characterization risk above, the lessee could either assume or reject the lease in a bankruptcy proceeding. Generally, the lessee would be required to make rent payments to us during its bankruptcy until it rejects the lease (for leases that are personal property leases, the lessee need not make rental payments that arise from the petition date until 60 days after the order for relief is entered in the bankruptcy case). If the lessee assumes the lease, the bankruptcy court would not be able to change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us, though there may be a delay as a result of the bankruptcy in such return. If a lease is rejected, we may not be able to identify a new tenant, as interest in leasing certain of our assets would be dependent on ownership of an interest in nearby mineral rights. In addition, any new tenant would need to be a qualified reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as our tenant. There is no assurance that we would be able to identify a tenant that meets these criteria, or that we could enter into a new lease with any such tenant on terms that are as favorable as the lease terms that were in place with the prior tenant. If we were able to re-lease the affected facility to a new tenant only on unfavorable terms or after a significant delay, we could lose some or all of the revenue from that facility for an extended period of time. Further, if the lease agreement is rejected, our claim against the lessee and/or parent guarantor could be subject to a statutory cap under section 502(b)(6) of the Bankruptcy Code to the extent the lease agreement is deemed to be a lease for real property rather than a lease for personal property. Such cap generally limits the amount of a claim for lease-based damages in the event of a rejection to the greater of one year's rent or 15 percent of the rent reserved for the remaining lease term, not to exceed 3 years. We believe that any of our lease agreements would be characterized as a real property lease rather than a personal property lease, though a court could hold to the contrary.

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
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution to our stockholders.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Our assets are subject to many hazards inherent in the transmission of energy products and provision of related services, including:

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Our facilities, as well as those of our tenants, may connect to other pipelines, railroads or facilities owned by third parties. Both we and our tenants depend upon third-party pipelines and other facilities that provide delivery options to and from such facilities. For example, MoGas’ pipeline interconnects, directly or indirectly, with virtually every major interstate pipeline in the eastern portion of the U.S. and a significant number of intrastate pipelines. Because we do not own these third-party facilities, their continuing operation is not within our control. Accordingly, these pipelines and other facilities may become unavailable, or available only at a reduced capacity. If these pipeline connections were to become unavailable to us or our tenants for current or future volumes of products due to repairs, damage, lack of capacity or any other reason, our ability, or the ability of our tenants, to operate efficiently and continue shipping products to end markets could be restricted, thereby reducing revenues. Likewise, if any of these third-party pipelines or facilities becomes unable to transport any products distributed or transported through our or our tenants' facilities, our or our tenants’ business, results of operations and financial condition could be adversely affected, which could adversely affect our ability to make cash distributions to our stockholders.
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
To cover these asset retirement obligations, the BOEM generally requires that OCS lessees, pipeline right-of-way holders and other facility owners demonstrate financial strength and reliability according to regulations or post bonds or other acceptable assurances that such obligations will be satisfied. In August 2014, the BOEM issued an Advanced Notice of Proposed Rulemaking in which the agency indicated that it was considering increasing the financial assurance requirements for companies operating assets such as the Grand Isle Gathering System on the OCS. In 2016, the BOEM undertook a review of its historical policies and procedures for determining a lessee’s ability to decommission platforms on the OCS and whether lessees should furnish additional security, and in July 2016, the BOEM issued a new Notice to Lessees requiring additional security for decommissioning activities. In January 2017, the BOEM extended the implementation timeline for properties with co-lessees by an additional six months, and in February 2017 announced that, during this six months period, BOEM would continue to review implementation issues and continue industry engagement to gather additional information on the financial assurance program. The cost of these bonds or assurances can be substantial and could increase under the BOEM’s latest policies, depending on the outcome of the new administration’s review during the extended implementation period. There is no assurance that such bonds or assurances can be obtained in all cases. While EXXI historically has satisfied these requirements with respect to its ownership and operation of the Grand Isle Gathering System, and the terms of the Grand Isle Lease Agreement require EXXI to continue to do so, given continued volatility in commodity prices and the unwillingness of the surety companies to post bonds without the requisite collateral from operators such as EXXI, there is no assurance that EXXI will be able to continue to satisfy the demands for additional collateral for its current bonds or comply with any new supplemental bonding requirements. If EXXI were financially unable to satisfy these requirements, Grand Isle Corridor, LP, as the owner of the Grand Isle Gathering System, would be required to do so. There can be no assurance that we would be able to meet any such increased bonding requirements. Under some circumstances, the BOEM may require any of our or our lessee’s operations on federal leases, rights-of-way or facilities to be suspended or terminated. Any

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Pinedale GP, our wholly-owned subsidiary, is the general partner of Pinedale LP. Under the Pinedale LP partnership agreement, Pinedale GP is given broad authority to manage the affairs of Pinedale LP and to ensure that Pinedale LP complies with the terms of various agreements to which it is a party, including the Pinedale Lease Agreement and the Pinedale Credit Agreement with the Company and Prudential as the Refinancing Lenders. The Pinedale LP partnership agreement, however, requires the approval of the holder of a majority of a class of limited partner interests (all of which are currently held by Prudential) before certain actions can be taken by Pinedale LP, including granting any consent under the Pinedale Lease Agreement to: extend the term of the Pinedale Lease Agreement; change the methodology of determining the rent; improve the leased property; reduce the present value of rental payments; merge with, or acquire unrelated assets from, a third party; incur debt, or amend the terms of any existing Pinedale LP debt, that would increase that debt above a specified amount; or issue partnership interests with rights superior to those held initially by Prudential. The approval of one or more of the foregoing matters may not be obtained at a time when we believe that an action requiring approval should be taken.
Additional Risks Related to Our Ownership and Operation of MoGas
MoGas’ operations are subject to extensive regulation, including those relating to environmental matters, which may adversely affect our income and the cash available for distribution.
In addition to the regulations discussed above and pipeline safety regulations discussed below, MoGas' operations are subject to extensive federal, regional, state and local environmental laws and regulations including, for example, the Clean Air Act (CAA), the Clean Water Act, CERCLA, the Resource Conservation and Recovery Act, OPA, OSHA and analogous state laws. These laws and regulations may restrict or impact MoGas' business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, restricting the manner in which it disposes of wastes, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control requirements, and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. MoGas may be unable to recover some or all of the resulting costs through insurance or increased revenues, which could have a material adverse effect on its business, results of operations and financial condition.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Other than MoGas' revenues from its largest customer, Laclede Gas Company, substantially all of the revenues of MoGas' business are generated under transportation contracts which have an initial term of at least one year and renew automatically on a month-to-month basis, but are subject to cancellation by the customer on 365 days’ notice. If MoGas is unable to succeed in replacing any contracts canceled by local distribution companies (“LDCs”) or other customers that account for a significant portion of its revenues, or in renegotiating such contracts on terms substantially as favorable as the existing contracts, MoGas could suffer a material reduction in its revenues, financial results and cash flows. The maintenance or replacement of existing contracts with MoGas' customers at rates sufficient to maintain current or projected revenues and cash flows ultimately depends on a number of factors beyond its control, including competition from other pipelines, the proximity of supplies to the markets, and the price of, and demand for, natural gas. In addition, changes in state regulation of LDCs may cause them to exercise their cancellation rights in order to turn back their capacity when the contracts expire.
Effective March 1, 2017, MoGas entered in to a long-term firm transportation services agreement with Laclede Gas Company (“Laclede”), its largest customer, which accounts for approximately 56% of MoGas’ revenue. The amended agreement extends the termination date for Laclede’s existing firm transportation agreement from October 31, 2017 to October 31, 2030. During the entire extended term, Laclede will continue to reserve 62,800 dekatherms per day of firm transportation on MoGas. This service will continue at the full tariff rate of $12.385 per dekatherm per month until October 31, 2018, at which time the rate will be reduced to $6.386 per dekatherm per month for the remainder of the agreement. If MoGas is unable to execute on its plans to offset the reduction in revenue resulting from the reduced rate under the long-term Laclede contract beginning in November of 2018, its business and cash flows could be materially adversely affected.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

MoGas competes with other pipelines.
The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to supplies, flexibility, and reliability of service. Additionally, FERC’s policies promote competition in natural gas markets by increasing the number of natural gas transmission options available to MoGas' customer base. Any current or future pipeline system or other form of transmission that delivers natural gas into the areas that MoGas serves could offer transmission services that are more desirable to shippers than those MoGas provides because of price, location, facilities or other factors. Increased competition could reduce the volumes of product MoGas transports, result in a reduction in the rates MoGas is able to negotiate with its customers, or cause customers to choose to ship their product on a different competing pipeline or cause customers to choose to ship their product on a different competing pipeline. Any one of these consequences could have a material adverse impact on MoGas, or on the operations of any other pipeline owned by the Company. These competitive considerations also could intensify the negative impact of factors that adversely affect the demand for MoGas' services, such as adverse economic conditions, weather, higher fuel costs and taxes or other regulatory actions that increase the cost, or limit the use, of products MoGas transports.
Risks Related to Our Financing Arrangements
Our indebtedness could have important consequences, including impairing our ability to obtain additional financing or pay future distributions, as well as subjecting us to the risk of foreclosure on any mortgaged properties in the event of non-payment of the related debt.
As of December 31, 2016, we had outstanding consolidated indebtedness of approximately $203.6 million. Our leverage could have important consequences. For example, it could:

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
Holders of the Convertible Notes do not and will not have any claim as a creditor against any of our present or future subsidiaries. Indebtedness and other liabilities of those subsidiaries, including trade payables, whether secured or unsecured, are structurally senior to our obligations to holders of the Convertible Notes. As of December 31, 2016, our consolidated subsidiaries had approximately $10.1 million of indebtedness and other liabilities of the type required to be reflected on a balance sheet in accordance with U.S. generally accepted accounting principles (including trade payables and excluding intercompany obligations). Our subsidiaries expect from time to time to incur additional indebtedness and liabilities.
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

In addition, over the last several years, prices of equity securities in the U.S. trading markets have been experiencing extreme price fluctuations. As a result of these and other factors, investors holding our depositary shares may experience a decrease, which could be substantial and rapid, in the market price of the depositary shares, including decreases unrelated to our financial condition, performance or prospects. Likewise, in the event that the depositary shares become convertible and are converted into shares of our common stock, holders of our common stock issued upon such conversion may experience a similar decrease, which also could be substantial and rapid, in the market price of our common stock.
Risks Related to REIT Qualification and Federal Income Tax Laws
We have elected to be taxed as a REIT for fiscal 2013 and subsequent years, but the IRS may challenge our qualification as a REIT.
We have elected to be a REIT for federal income tax purposes. In order to qualify as a REIT, a substantial percentage of our income must be derived from, and our assets consist of, real estate assets, and, in certain cases, other investment property. We have acquired and managed investments which satisfy the REIT tests. Whether a particular investment is considered a real estate asset for such purposes depends upon the facts and circumstances of the investment. Due to the factual nature of the determination, the IRS may challenge whether any particular investment will qualify as a real estate asset or realize income which satisfies the REIT income tests. In determining whether an investment is a real property asset, we will look at the Code and the IRS’s interpretation of the Code in regulations, published rulings, private letter rulings and other guidance. In the case of a private letter ruling issued to another taxpayer, we would not be able to bind the IRS to the holding of such ruling. If the IRS successfully challenges our qualification as a REIT, we may not be able to achieve our objectives and the value of our stock may decline. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as qualified dividend income (“QDI”).
Fluctuations in the fair market value of the assets that we own and that are owned by our taxable REIT subsidiaries may adversely affect our continued qualification as a REIT.
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
Although we believe that the Grand Isle Gathering System, Pinedale LGS and the Portland Terminal Facility constitute real estate assets under the REIT provisions of the Code, that belief is not binding on the IRS or any court and does not guarantee our qualification as a REIT.
On August 31, 2016, the IRS issued final regulations to define real property under the REIT provisions, which provide that interests in real estate include inherently permanent structures such as pipelines and certain related assets.  The qualifying real estate assets in the energy infrastructure sector include electric transmission and distribution systems, pipeline systems, and storage and terminaling systems, among others. We believe that substantially all of the Grand Isle Gathering System, Pinedale LGS and Portland Terminal Facility constitute real estate assets under the REIT provisions consistent with the final regulations and certain private letter rulings. We have not obtained any private letter rulings with respect to the Grand Isle Gathering System, Pinedale LGS or Portland Terminal Facility. If the Grand Isle Gathering System or Pinedale LGS does not constitute a real estate asset for federal income tax purposes, we would likely fail to continue to qualify as a REIT. If that should occur, it likely would prevent us from achieving our business objectives and could cause the value of our stock to decline.
We are subject to a corporate level tax on certain built in gains if certain assets are sold during the five-year period following our initial election to be taxed as a REIT.
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
Beginning with our fiscal year ended December 31, 2013, we believe our income and investments have allowed us to meet the income and asset tests necessary for us to qualify for REIT status and we have elected to be taxed as a REIT for fiscal years 2013 through 2016. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
The ability of stockholders to control our policies and effect a change of control of our company may be limited by certain provisions of our charter and by Maryland law.
Our charter authorizes our board of directors to amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional shares of our common stock or preferred stock and to classify or reclassify unissued shares of our common stock or preferred stock and thereafter to authorize us to issue such classified or reclassified shares of stock. We believe that these provisions in our charter provide us with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of common stock, will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our board of directors does not currently intend to do so, it could authorize us to issue a class or series of stock that could, depending upon the terms of the particular class or series, delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our common stockholders otherwise believe to be in their best interests.
To maintain our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter includes provisions designed to ensure that not more than 50 percent in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Internal Revenue Code to include certain entities such as private foundations) at any time during the last half of any taxable year. Subject to the exceptions described below, our charter generally prohibits any person (as defined under the Internal Revenue Code to include certain entities) from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions of the Internal Revenue Code, (i) more than 9.8 percent (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of our common stock or (ii) more than 9.8 percent in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for federal income tax purposes. We refer to these restrictions as the “ownership limitation provisions.” Our charter further prohibits any person from beneficially or constructively owning shares of our capital stock that would result in us being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. Our charter also provides that any transfer of shares of our capital stock which would, if effective, result in our capital stock being beneficially owned by fewer than 100 persons (as determined pursuant to the Internal Revenue Code) shall be void ab initio and the intended transferee shall acquire no rights in such shares. These ownership limitation provisions may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of common stock. However, upon request, our board of directors may waive the ownership limitation provisions with respect to a particular stockholder and establish different ownership limitation provisions for such stockholder. In granting such waiver, our board of directors may also require the stockholder receiving such waiver to make certain representations, warranties and covenants related to our ability to qualify as a REIT.
Ownership limitations in our charter may impair the ability of holders to convert Convertible Notes into our common stock.
In order to assist us in maintaining our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter restricts ownership of more than 9.8 percent (in value or in number, whichever is more restrictive) of our outstanding shares of common stock, or 9.8 percent in value of our outstanding capital stock, subject to certain exceptions. Notwithstanding any other provision of the Convertible Notes or the Indenture, no holder of Convertible Notes will be entitled to receive common stock following conversion of such Convertible Notes to the extent that receipt of such common stock would cause such holder (after application of certain constructive ownership rules) to exceed the ownership limit contained in our charter. We will not be able to deliver our common stock, even if we would otherwise choose to do so, to any holder of Convertible Notes if the delivery of our common stock would cause that holder to exceed the ownership limits described above.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
We intend to purchase certain properties and simultaneously lease those same properties back to the sellers. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
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
As a REIT, we are required to distribute at least 90 percent of our REIT taxable income in order to deduct distributions to our stockholders, and as such we expect to continue to require additional capital to make new investments or carry existing investments. We may acquire additional capital from the issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities.” As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common stock in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common stock, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

•
Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law relating to the filling of vacancies on our board of directors. Further, through provisions in our charter and bylaws unrelated to Subtitle 8, we (1) require a two-thirds vote for the removal of any director from the board, which removal must be for cause, (2) vest in the board the exclusive power to fix the number of directors, subject to limitations set forth in our charter and bylaws, (3) have a classified Board of Directors and (4) require that, unless a special meeting of stockholders is called by the chairman of our Board of Directors, our chief executive officer, our president or our Board of Directors, such a special meeting may only be called to consider and vote on any

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

matter that may properly be considered at a meeting of stockholders at the request of stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting.

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
Our ability to pay dividends on our common stock and Series A Preferred Stock is limited by the laws of Maryland. Under the Maryland General Corporation Law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock and the Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock and the Series A Preferred Stock.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
We have historically invested in the equity of companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. As of December 31, 2016, all of our securities investments were invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, we may realize significantly less than the value at which we had previously recorded these investments when we liquidate any of these securities. The illiquidity of these securities investments may make it difficult for us to dispose of them at favorable prices, and, as a result, we may suffer losses.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

If we were deemed an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and the price of our securities.

A company such as ours would be considered an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), if, among other things, it owned investment securities (including minority ownership interests in subsidiaries or other entities) that have an aggregate value exceeding 40% of the value of its total assets on an unconsolidated basis, or it failed to qualify under the exemption from investment company status available under the 1940 Act to companies primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.
We do not believe that we are, or are likely to become, an investment company under the 1940 Act. Nevertheless, if one of our infrastructure real property asset acquisitions were characterized as an investment in securities, we could be deemed an investment company for purposes of the 1940 Act. If we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our operations and the price of our common stock.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Leased Energy Infrastructure Assets
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. The following summarizes our investments in energy infrastructure assets that are leased on a triple-net basis to their respective operators as of December 31, 2016:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Asset Name	Owner/Landlord	Tenant	Asset Location	Asset Description	Encumbrances (1)
Grand Isle Gathering System	Grand Isle Corridor, LP	Energy XXI GIGS Services, LLC (2)	Gulf of Mexico / Louisiana	Approximately 153 miles of offshore pipeline with total capacity of 120,000 Bbls/d including a 16-acre onshore terminal and saltwater disposal system	Security for the Company’s $150 million revolving credit facility with Regions Bank

Pinedale Liquids Gathering System	Pinedale LP (3)	Ultra Wyoming LGS LLC (4)	The Pinedale Anticline in Wyoming	Approximately 150 miles of pipelines and four central storage facilities	Security for the Pinedale Credit Facility

Portland Terminal Facility	LCP Oregon Holdings, LLC	Arc Terminals Holdings LLC (5)	Portland, OR	A 42-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1,500,000 barrels	Security for the Company’s $150 million revolving credit facility with Regions Bank

(1) For additional information, see Note 13, Credit Facilities, in the Notes to the Financial Statements included in this report.
(2)    Energy XXI GIGS Services, LLC's obligations under the GIGS Lease Agreement are guaranteed by EXXI. For additional information, see "Additional Information Concerning the Grand Isle Gathering System" below.

(3)    Prudential funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. The general partner, our wholly owned subsidiary, Pinedale GP, holds the remaining 81.05 percent economic interest.

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

Additional Information Concerning the Grand Isle Gathering System
Grand Isle Corridor, LP acquired the Grand Isle Gathering System from Energy XXI USA, Inc., a wholly owned subsidiary of EXXI, on June 30, 2015. The Grand Isle Gathering System has a current capacity of approximately 120 thousand barrels per day. It includes 153 miles of undersea pipeline that transports oil and water from seven offshore fields and a 16-acre onshore terminal. The terminal includes four storage tanks, three saltwater injection wells, and associated pipelines, land, buildings and facilities.
The subsea pipelines forming the majority of the Grand Isle Gathering System and certain other components, such as the buildings and saltwater disposal facilities, have useful lives that extend beyond the initial term of the GIGS Lease Agreement, and the system is critical to EXXI's core operations. The Grand Isle Gathering System provides shoreline terminal access to 43 offshore platforms producing from seven fields. Some of these fields have produced for over 50 years, and continue to produce. Two of the Grand Isle Gathering System fields, West Delta 30 and West Delta 73, were described by EXXI in March 2016 as having a 54 well drilling inventory. Actual wells drilled will be dependent on economics, but these data suggest the possibility of several years of drilling activity remaining. From its analysis, CORR assumes average West Delta well lives of 20 to 25 years, implying a long-term continued need for transport and terminaling services being provided by our Grand Isle Gathering System.
The primary term of the Grand Isle Lease Agreement is 11 years, with an initial renewal term of nine years, subject to certain conditions. During the initial term of the Grand Isle Lease Agreement, the EXXI Tenant is required to make minimum monthly rental payments that were initially $2.6 million in year one, increase to a maximum of $4.2 million in year seven and decline to $3.5 million in year eleven. In addition, the EXXI Tenant will pay variable rent payments based on a ten percent participation above a pre-defined threshold, which will be calculated monthly on the volumes of EXXI oil that flow through the Grand Isle Gathering System, multiplied by the average daily closing price of crude oil for the applicable calendar month. Participating rent is capped at 39 percent of the total rent for each month. There were no participating rents paid in 2016.
In view of the fact that EXXI leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on our results of operations and cash flows.
EXXI has historically been subject to the reporting requirements of the Exchange Act and required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Following emergence from bankruptcy, the succeeding company has indicated that it will continue to file Exchange Act reports with the SEC as well. The audited financial statements and unaudited financial statements of EXXI can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EXXI, but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty,

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
The underground pipelines constituting the majority of the Pinedale LGS and certain other components, such as the separators, have useful lives that extend beyond the initial term of the Pinedale Lease Agreement. Additionally, we believe that the Pinedale LGS is capable of being expanded at a relatively low incremental cost by, for example, adding additional separating equipment. Operators in the Pinedale field have indicated estimated average well lives as high as 40 years. For its internal analysis, CORR assumes average Pinedale well lives of 35 years. In December 2016, UPL described Pinedale as having a 4,900 well drilling inventory and a drilling rate of 139 wells per year. Actual wells drilled will be dependent on economics, but these data suggest the potential for multiple decades of drilling location inventory with the last of these wells continuing to produce for 35 years thereafter, providing a long-term perspective on the utility of the Pinedale LGS.
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
During the initial fifteen-year term of the Pinedale Lease Agreement, we will receive a fixed minimum annual rent ("base rent"), adjusted annually for changes based on the CPI (subject to a 2 percent annual cap). On January 1, 2017, the base rent increased by 1.05 percent to approximately $20.9 million annually. We also are eligible for a participating rent component based on the increase in volumes, if any, of condensate and water that flowed through the Pinedale LGS over a baseline established at inception of the lease, subject to a maximum annual rental payment during the initial fifteen-year term of $27.5 million.
In view of the fact that Ultra Petroleum leases a substantial portion of the Company's net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on our results of operations and cash flows.
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
Additional Information Concerning the Portland Terminal Facility
In January 2014, the Company entered into a triple-net lease with Arc Terminals for use of the Portland Terminal Facility, with the tenant's obligations under the lease guaranteed by Arc Logistics. The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services. Our ownership interest in the Portland Terminal Facility partially secures borrowings under the CorEnergy Credit Facility.
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
Our fixed minimum base rents (“base rent”) for the initial fifteen-year term increased to approximately $6.2 million following the completion of the improvement projects. The base rent is subject to a cumulative CPI adjustment in year five of the initial term, with annual CPI adjustments thereafter. We are also eligible for a variable rent component based on daily volume increases over base daily volumes defined in the lease. Under the terms of the lease, the lessee has a purchase option on the Portland Terminal Facility beginning in February 2017, which it can exercise with 90 days' notice, as well as lease termination options on the fifth and tenth anniversary of the lease. The purchase option and termination options are subject to payment provisions and termination fees as prescribed under the lease.
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
Energy Infrastructure Assets Held Through TRSs
MoGas Pipeline System
Our wholly-owned TRS, Corridor MoGas, Inc., owns all of the membership interests that own and operate the MoGas Pipeline System, which consists of an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, and certain related real and personal property. The MoGas Pipeline System, which is regulated by FERC, receives natural gas at three separate receipt points from third party interstate gas pipelines and delivers that gas through 24 different delivery points to investor-owned natural gas distribution companies, municipalities and end users. MoGas has eight firm transportation customers. We provide REIT-qualifying intercompany mortgage financing secured by the real property assets of MoGas and United Property Systems, which allows for a maximum principal balance of $90 million. Our ownership interest in the MoGas Pipeline System partially secures borrowings under the CorEnergy Credit Facility.
Omega Pipeline (Mowood, LLC)
We indirectly hold 100 percent of the equity interests in Omega through Mowood, a TRS of the Company. Mowood is the holding company of Omega, a natural gas service provider located primarily on the Department of Defense's Fort Leonard Wood military post in south-central Missouri. Omega has a long-term contract with the Department of Defense, which was renewed for an additional 10-year term in January 2016, to provide natural gas and gas distribution assets to Fort Leonard Wood through Omega’s approximately 75-mile pipeline distribution system on the post. In addition, Omega provides natural gas marketing services to several customers in the surrounding area. We provide REIT qualifying intercompany mortgage financing secured by Omega’s real property assets, which allows for a maximum principal balance of $5.3 million. At December 31, 2016 and December 31, 2015, the principal balance outstanding was $5.0 million and $5.2 million, respectively.
Principal Location
Our principal executive office is located at 1100 Walnut Street, Suite 3350, Kansas City, MO 64106.
ITEM 3. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
The Company’s common stock is traded on the New York Stock Exchange (“NYSE”), under the symbol “CORR”. The following table sets forth the range of high and low sales prices of our common shares and the distributions declared by us for each fiscal quarter for our two most recent fiscal years:

	Price Range		Cash Distribution per Share
	High	Low
2016
First quarter	$20.24	$10.90	$0.7500
Second quarter	$29.18	$18.22	$0.7500
Third quarter	$32.28	$27.10	$0.7500
Fourth quarter	$36.04	$23.21	$0.7500
2015
First quarter	$35.25	$31.70	$0.6500
Second quarter	$35.00	$30.35	$0.6750
Third quarter	$32.65	$21.70	$0.6750
Fourth quarter	$26.45	$13.59	$0.7500
On December 1, 2015, we completed a 1-for-5 reverse stock split, which was previously approved by our Board of Directors. All issued and outstanding common stock and per share amounts have been retroactively adjusted to reflect this reverse stock split for all periods presented. As of December 31, 2016, we had 32 stockholders of record.
Distributions
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. The amount of any distribution is recorded by the Company on the ex-dividend date.
The character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. Although, there is no assurance that we will continue to make regular distributions, we continue to believe that our investments should support sustainable 2017 distributions on a quarterly basis, and an estimated total 2017 annualized distributions of $3.00 per share.
Stock Repurchase Plan
On December 31, 2015, the Board of Director's authorized a share repurchase program for the Company to buy up to $10 million of its common stock from time to time through open market transactions, including block purchases, privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases were determined by senior management, depending on market prices and other conditions. Purchases under the program were allowed through December 31, 2016. During the year ended December 31, 2016, the company repurchased 90,613 shares for approximately $2.0 million in cash.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As long as we qualify as a REIT, distributions made to our taxable U.S. stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends or retained capital gains) will be taken into account by them as ordinary income, and corporate stockholders will not be eligible for the dividends received deduction as to such amounts. If we received qualified dividend income and designate such portion of our distributions as qualified dividend income in a written notice mailed no later than 60 days after the close of its taxable year, an individual U.S. stockholder may qualify (provided holding period and certain other requirements are met) to treat such portion of the distribution as qualified dividend income, eligible to be taxed at the reduced maximum rate of 20 percent. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of such stockholder’s common stock, but rather will reduce the adjusted basis of such shares as a return of capital. To the extent that such distributions exceed the adjusted basis of a stockholder’s common stock, they will be included in income as long-term capital gains (or short-term capital gain if the shares have been held for one year or less), assuming the shares are a capital asset in the hands of the stockholder. Distributions that we properly designate as capital gain dividends will be taxable to stockholders as gains (to the extent they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year. If we designate any portion of a dividend as a capital gain dividend, a U.S. stockholder will receive an Internal Revenue Service Form 1099-Div indicating the amount that will be taxable to the stockholder as a capital gain. As a REIT, we will be subject to corporate level tax on certain built-in gains if such assets are sold during the 5-year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT’s adjusted tax basis at the time of conversion or the asset was acquired from a C corporation and our initial tax basis in the asset is less than the fair market value of the asset. In addition, a REIT may not have earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, we paid sufficient dividends in 2013 to distribute all accumulated earnings and profits.
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
Recent Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2016, that were not registered under the Securities Act of 1933, nor did we repurchase any equity securities of the Company during the three months ended December 31, 2016.
Performance Graph
The Company operates as a REIT and primarily owns assets in the midstream and downstream U.S. Energy sectors that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas transmission and distribution assets. The following graph sets forth the cumulative return on our common stock between January 1, 2012 and December 31, 2016, as compared to the following set of relevant indices: FTSE NAREIT All Equity REIT Index ("FTSE NAREIT"), the Dow Jones Utilities Average Index ("DJ UTIL"), the S&P Global Infrastructure Index ("SPGTIND"), and the Alerian MLP Index ("AMZ"). The graph assumes a $100 investment was made on January 1, 2012 in each of our common stock, the FTSE NAREIT, the DJ UTIL, the SPGTIND and the AMZ, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SHAREHOLDER RETURN PERFORMANCE GRAPH
CUMULATIVE TOTAL RETURN
THROUGH DECEMBER 31, 2016
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2011
2012
2013
2014
2015
2016
FTSE NAREIT
DJUTR
SPGTIND
CORR
AMZ

The performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

	Cumulative Value of $100 Investment, through December 31
	2011	2012	2013	2014	2015	2016
CorEnergy Infrastructure Trust, Inc.	$100.00	$78.59	$97.86	$95.46	$47.95	$129.80
FTSE NAREIT All Equity REIT Index	$100.00	$119.70	$123.12	$157.63	$162.08	$176.07
Dow Jones Utilities Average Index	$100.00	$101.64	$114.54	$149.64	$145.06	$171.43
S&P Global Infrastructure Index	$100.00	$111.89	$128.66	$145.36	$128.71	$144.71
Alerian MLP Index	$100.00	$104.80	$133.71	$140.14	$94.46	$111.76
Our shares began trading on the New York Stock Exchange ("NYSE") on February 2, 2007. Since December 3, 2012, the Company's common stock has traded under the symbol "CORR". Previously the common stock traded under the symbol "TTO".
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included in this Annual Report on Form 10-K. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial information presented below has been derived from our audited consolidated financial statements, which financial statements have been audited by Ernst & Young LLP, our independent registered public accounting firm. The historical data is not necessarily indicative of results to be expected for any future period. The balance sheet data below reflects the reclassification of deferred financing costs under FASB Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issue Costs, which was adopted on January 1, 2016, retrospectively.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,				For the Year Ended November 30, 2012	For the One-Month Transition Period Ended December 31, 2012
	2016	2015	2014	2013
Operating Data
Total revenue	$89,250,586	$71,288,935	$40,308,573	$31,286,020	$10,573,997	$1,726,901
Net income (loss) attributable to CorEnergy stockholders	29,663,200	12,319,911	7,013,856	4,502,339	12,348,721	(1,503,396)
Net income (loss) attributable to CorEnergy Common stockholders	25,514,763	8,471,083	7,013,856	4,502,339	12,348,721	(1,503,396)

Per Share Data
Net income (loss) attributable to CorEnergy Common stockholders:
Basic	$2.14	$0.79	$1.06	$0.93	$6.72	$(0.50)
Diluted	$2.14	$0.79	$1.06	$0.93	$6.72	$(0.50)
Cash dividends declared per common share(1)	$3.000	$2.750	$2.570	$1.875	$2.200	—

Other Data
AFFO attributable to Common stockholders(2)(3)
Basic	$4.41	$3.77	$2.82	$2.62	$2.15	N/A
Diluted	$3.93	$3.56	$2.82	$2.62	$2.15	N/A
(1) Dividends in 2013 were affected by the change in year end.
(2) We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider Adjusted Funds From Operations ("AFFO") to be an appropriate measure of operating performance of an equity REIT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - FFO/AFFO" included in Item 7 of this Annual Report on Form 10-K for a reconciliation of AFFO to our GAAP earnings.

(3) AFFO was not calculated for the one-month transition period ended December 31, 2012.

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data
Total assets	$650,732,571	$677,979,621	$443,815,842	$283,875,659	$293,661,985
Current debt maturities	7,128,556	66,132,000	3,528,000	2,940,000	—
Long-term debt	193,504,324	150,732,752	63,532,000	67,060,000	70,000,000
CorEnergy equity - Preferred	56,250,000	56,250,000	—	—	—
CorEnergy equity - Common	350,218,436	361,784,244	310,450,347	177,193,340	180,860,539
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
State of the Market
The declines in commodity prices, which began in the latter half of 2014, continued throughout 2015 and into the first quarter of 2016. WTI oil prices bottomed on February 11, 2016 at $26.05 per barrel and natural gas reached a low of $1.611 per MMBtu on March 4, 2016. Since those dates, prices for each have significantly improved. On January 31, 2017, WTI oil closed at $52.81 per barrel and natural gas closed at $3.117 per MMBtu. Oil prices were positively affected by the late November announcement by the Organization of the Petroleum Exporting Countries ("OPEC") that they reached an agreement to reduce production by approximately 1.2 million barrels per day to bring its ceiling to 32.5 million barrels per day as of January 1, 2017. This action could, depending on factors such as U.S. production and OPEC members’ willingness to adhere to the policy, move oil prices further upward and create a better balance between global production and demand. For up-to-date commodity prices, please refer to http://www.eia.gov.
CorEnergy, the Alerian MLP Index and the S&P 500 Index hit low price points on February 11, 2016, of $10.90, $199.10, and $1,810.10, respectively, but recovered throughout the rest of the year and into early 2017. The S&P 500 ended January 2017 at $2,278.87 and the Alerian MLP Index rose to $329.53. These are increases of 11 percent and 14 percent, respectively, since the beginning of 2016. The CorEnergy share price, helped by strengthening commodity prices and overall markets, as well as company specific events discussed below, closed at $35.90 on January 31, 2017. This is an increase of 142 percent since the beginning of 2016 and of 229 percent from its low point in February 2016.
Despite the recent strengthening of commodity prices, 2015 and 2016 proved to be volatile years for energy companies. Many were forced to file for bankruptcy protection or found services contracts renegotiated and business operations interrupted. According to court filings, 114 North American oil and gas producers have filed for bankruptcy since the beginning of 2015, 70 of which filed in 2016 (through December 14). The parent companies of two of CorEnergy’s largest tenants, Energy XXI and Ultra Petroleum, have been among those companies filing for bankruptcy protection. As expected, these court proceedings weighed heavily on CorEnergy’s share price and ability and willingness to access the financial markets in order to fund accretive acquisition to further grow our company. We believe that many investors priced the risk of either our GIGS Lease, or our Pinedale Lease, being rejected or renegotiated at a lower rate into our valuation, pressuring our share price for much of the year. Since the announcement of the Pinedale LGS Lease Assumption on November 11, 2016, which involved the only one of the Company’s tenants to enter bankruptcy, CorEnergy shares have rebounded by 29 percent to a closing price of $35.90 on January 31, 2017. On December 30, 2016, the parent company of the tenant of GIGS announced its emergence from bankruptcy.
Evidence of an increasingly positive outlook for energy companies is found in the higher number of rigs coming online. The Baker Hughes rig counts are an important business barometer for the drilling industry and its suppliers. The active rig count acts as a leading indicator of demand for products used in drilling, completing, producing and processing hydrocarbons. When drilling rigs are active, they consume products and services produced by the oil service industry. The Baker Hughes rig count on January 27, 2017 was 712 in the United States, approximately 80 percent of which were oil. This number is up from the 404 rigs counted on May 20 and May 27, 2016, the recent low point, but still significantly below the 1,811 rigs online in the first week of 2015.
As a result of the significant decline in commodity prices, even those energy companies which did not enter into bankruptcy were required to assess both their operating and financial costs. Many companies which were able to survive the downturn in the market emerged with stronger balance sheets and a new outlook on capital spending. While the markets were largely shut off to energy companies in 2015, 2016 saw an increase in deals and capital raising by industry participants. According to PricewaterhouseCoopers, there were 99 follow-on equity offerings and four initial public offerings of energy companies, raising nearly $36 billion in 2016. Over the same period, 157 investment grade and convertible offerings accessed the debt markets, as well as 48 high yield offerings. Nearly 60 percent of these debt offerings and half of the equity offerings (including all of the IPOs) occurred in the second half of the year. The number of mergers and acquisitions also increased in 2016, with 198 deals valued at approximately $196 billion being consummated (up from 179 deals for roughly the same value in 2015).
The structure and benefits of the master limited partnerships have been at the forefront of many investors and research analysts’ questions and reports. In particular, the value of the incentive distribution rights (IDRs), paid to the general partner of many MLPs,

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

has caused concern as companies and investors analyze balance sheets and capital sources. The market has seen a number of these energy companies take action through restructuring their distributions and payout structure and by merging their limited and general partnerships. We believe this will continue to be a major factor in assessing the attractiveness of the MLP vehicle in the future.
CorEnergy believes that our business offers companies an alternative source of capital and we remain in discussions with companies who do not expect to file bankruptcy, but have needs for capital to exploit potential oil and gas reserves. Our team continues to assess these opportunities for assets which fit our underwriting criteria and will provide a long-term benefit to current shareholders through growth and diversification.
The transition to the new administration following the 2016 election cycle has caused questions from the market on potential policy effects to the energy and infrastructure market, international trade and the overall economy. Campaign rhetoric and initial actions of the new administration suggest policies could benefit the energy and infrastructure markets, but uncertainty continues as environmentalist groups continue to pressure the government to maintain stricter regulatory requirements. While we are not anticipating them to have a large direct effect on REITs, uncertainty remains around what tax law changes may be proposed by the new administration.
As with other companies invested primarily in real property and related infrastructure, our share price can be positively or negatively affected by the decisions, or market perception of the decisions, of the Federal Reserve to raise, maintain, or lower interest rates. During its last meeting in 2016 on December 13 and 14, the Federal Reserve chose to raise the target federal funds rate to 0.50 to 0.75 percent, from 0.25 to 0.50 percent, only the second increase in the past decade. The Federal Reserve’s long term inflation objective remained at two percent, partly impacted by earlier declines in energy prices and prices of non-energy imports. In the most recent Federal Reserve meeting on February 1, 2017, interest rates remained unchanged. Nonetheless, the Federal Reserve may increase interest rates in upcoming quarters, which in turn could have a slightly adverse effect on our share price.
On September 1, 2016, Real Estate became a separate sector in the Global Industry Classification Standard ("GICS"). Analysts and news sources expect that this will benefit real estate companies, which in the U.S. consist primarily of REITs, as capital will flow into the sector in order to maintain balanced portfolios. Additionally, market exposure and understanding of REIT structures and their reporting standards are expected to increase as a result of the new GICS categorization. Furthermore, factors which had influenced volatility in the financial sector, but did not necessarily apply to REITs, will no longer have an effect on REITs since they are no longer grouped with other financial companies. We believe that the CorEnergy share price was positively impacted by this change, particularly as a result of the increased holdings of CORR shares by passive index funds which occurred throughout 2016. We anticipate that this could mitigate some share price volatility in the future.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of December 31, 2016, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The following is a comparison of lease revenues, security distributions, financing revenue, operating results, and expenses for the calendar years ended December 31, 2016, 2015 and 2014:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,
	2016	2015	2014
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Leases:
Lease revenue	$67,994,130	$48,086,072	$28,223,765
Other Equity Securities:
Net cash distributions received	1,028,452	1,021,010	1,955,018
Financing:
Financing revenue	162,344	1,697,550	1,077,813
Operations:
Transportation and distribution revenue (1)	21,094,112	21,505,313	11,006,995
Transportation and distribution expense	(6,463,348)	(7,428,937)	(8,591,750)
Net Operations (excluding depreciation, amortization, and ARO accretion)	14,630,764	14,076,376	2,415,245
Total Lease Revenue, Security Distributions, Financing Revenue, and Operating Results	$83,815,690	$64,881,008	$33,671,841
General and administrative	(12,270,380)	(9,745,704)	(7,872,753)
Non-Controlling Interest attributable to Adjusted EBITDA Items	(3,776,365)	(3,851,973)	(3,815,585)
Adjusted EBITDA	$67,768,945	$51,283,331	$21,983,503
(1) MoGas and Omega revenues have been combined and are presented net of Omega's natural gas and propane costs subsequent to the new contract with the DOD executed on January 28, 2016, effective February 1, 2016. In accordance with GAAP, Omega's historical Sales revenue and Cost of sales prior to February 1, 2016, are presented separately, on a gross basis and are included in the Transportation and distribution lines in this table.

Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, financing revenue from our loan agreements, and the operating results of our subsidiaries. Total lease revenue, security distributions, financing revenue, and operating results generated by our investments for the year ended December 31, 2016 was approximately $83.8 million, compared to $64.9 million and $33.7 million for the years ended December 31, 2015 and 2014, respectively.
For the year ended December 31, 2016, lease revenue increased $19.9 million over the prior-year period. The increase was driven primarily by an increase of $20.3 million related to our GIGS asset which was acquired in June 2015. The 2016 period includes a full year of lease revenue related to the GIGS lease ($40.6 million) compared with lease revenues from the second half of 2015 in the prior-year period ($20.3 million). Additionally, base rents for the Portland Terminal Facility increased $176 thousand versus the prior-year period related to completion of the planned construction projects in November 2015. These increases were partially offset by a $638 thousand decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015. Lease revenues for the year ended December 31, 2015, increased $19.9 million compared to lease revenues in 2014. This increase is primarily due to the $20.3 million increase in lease revenues associated with the acquisition of GIGS in June 2015. In addition, base rents for the Portland Terminal Facility increased $1.0 million versus the prior-year period, primarily due to a $755 thousand increase in base rents related to completion of the planned construction projects at the Portland Terminal Facility. Increases in lease revenue for the period also included a $341 thousand increase due to annual CPI escalations pursuant to the Pinedale Lease Agreement. These increases were partially offset by a $1.9 million decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015.
Cash distributions received from our equity securities for the years ended December 31, 2016 and 2015 were approximately $1.0 million per year as compared to approximately $1.9 million for the year ended December 31, 2014. The approximately $900 thousand decrease in 2016 and 2015 as compared to 2014 was a direct result of the sale of our investment in VantaCore during the fourth quarter of 2014. The absence of VantaCore's $1.1 million of distributions received in 2014 was offset by increased cash distributions received from our investment in Lightfoot in the 2015 and 2016 periods. The Company anticipates 2017 cash distributions from our equity securities will be approximately $1.0 million.
Historically, financing revenues have been derived from our loans to BBWS and SWD. For the year ended December 31, 2016, financing revenues declined $1.5 million as compared to the prior-year period. $981 thousand of this decline was attributable to the loans to BBWS which were placed on a non-accrual status during the third quarter of 2015. No financing revenue was recognized on the BBWS loans during 2016. In addition, $501 thousand of the decline was attributable to the loans to SWD which became delinquent during the first quarter of 2016, at which time the Company recorded a loan loss reserve and placed the Four Wood loan on non-accrual basis. Financing revenues for the year ended December 31, 2015, increased $620 thousand compared to the prior-year period. The increase was primarily attributable to $664 thousand of revenue earned on the loan agreements with SWD

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Enterprises executed December 2014 partially offset by a $94 thousand decline in revenue on the BBWS loans versus the prior-year period. See Note 4, Financing Notes Receivable, for additional information on the Black Bison and Four Wood financing notes.
For the years ended December 31, 2016, 2015 and 2014, the operations of our subsidiaries, MoGas and Omega, contributed $14.6 million, $14.1 million and $2.4 million, respectively, to Net Operations (excluding depreciation and amortization). Transportation and distribution revenues totaled $21.1 million for the year ended December 31, 2016, $21.5 million for the year ended December 31, 2015, and $11.0 million for the year ended December 31, 2014. The increase in both revenues and the contribution to Net Operations in 2016 and 2015, as compared to the 2014 period, is a result of our acquisition of MoGas in November 2014.
General and Administrative
Total general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 were $12.3 million and $9.7 million and $7.9 million, respectively. The most significant components of the variance from the prior-year periods are outlined in the following table and explained below:

	For the Years Ended December 31,
	2016	2015	2014
Management fees	$7,174,243	$5,740,276	$3,467,660
Acquisition and professional fees	3,320,581	2,996,787	3,143,216
Other expenses	1,775,556	1,008,641	1,261,877
Total	$12,270,380	$9,745,704	$7,872,753
Management fees are directly proportional to the asset base under management. As such, year-over-year increases are directly related to the acquisition of MoGas in November 2014 followed by the acquisition of GIGS in June 2015 (the fee on GIGS was waived for the second quarter given the timing of the June 30 acquisition). These increases over prior years were partially offset by certain reductions in the asset base, such as the sale of EIP in April 2015 and the disposition of VantaCore in October 2014, as well as the waiver of Management fees by the management company on the non-performing financing notes.
The Management Agreement includes an incentive fee, calculated as a percentage of common stock dividends paid in excess of a predetermined threshold. In June 2015, the Company issued an additional 2.6 million shares of common stock to partially fund the acquisition of GIGS and subsequently raised its quarterly common stock dividend to $0.75 per share on January 26, 2016. The increase in common stock dividends paid and the increase in the number of common shares outstanding resulted in a $415 thousand increase in the incentive fees paid to the Manager for the year ended December 31, 2016, as compared to the prior year. During the years ended December 31, 2016 and 2015, the Manager voluntarily waived approximately $88 thousand and $133 thousand, respectively, of the incentive fees that would have otherwise been payable under the Management Agreement. See "Item 1. Business" and Note 10, in the Notes to the Consolidated Financial Statements included in this report for additional information.
Acquisition and professional fees for the years ended December 31, 2016, 2015 and 2014, were $3.3 million, $3.0 million and $3.1 million, respectively. Acquisition expense represents costs incurred throughout the year as we pursue potential opportunities to expand our REIT-qualified asset portfolio. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering and consulting fees that are incurred in the early to mid-stages of due diligence. Recently, due to the uncertainty in the energy industry and the number of energy companies going through the bankruptcy process, we have experienced lower asset acquisitions costs. As a result, for the year ended December 31, 2016, the Company spent $520 thousand on acquisition costs, which represented a $350 thousand decline versus the prior-year period. For the year ended December 31, 2015, acquisition costs were $59 thousand less than the prior-year period primarily because acquisition costs expensed in conjunction with the MoGas acquisition in 2014 were greater than costs expensed on opportunities the Company pursued during 2015 that were not completed.
Professional fees for the years ended December 31, 2016, 2015 and 2014 were $2.8 million, $2.1 million and $2.2 million, respectively. Professional fees during the year ended December 31, 2016, increased $673 thousand compared to the prior-year period. The majority of the increase was due to legal and other fees associated with monitoring our Pinedale and GIGS assets during bankruptcy proceedings of our tenants, and the March 2016 assignment and modification of the Pinedale Credit Facility. Additionally, the Company incurred incremental expenses related to the Black Bison foreclosure and sale activities and the valuation of the Four Woods REIT Loan collateral. Professional fees for the year ended December 31, 2015, decreased $87 thousand versus the prior-year period due to a decrease in tax preparation, audit fees and other professional fees, partially offset by legal fees relating to the refinancing of the Pinedale Credit Facility and to the growth of our asset portfolio.
Other expenses for the years ended December 31, 2016, 2015 and 2014, were $1.8 million, $1.0 million and $1.3 million, respectively. Other expenses for the year ended December 31, 2016, increased $767 thousand versus the prior-year period. Together

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

with valuation and other costs associated with the Black Bison foreclosure, the increases were predominantly related to Black Bison operating costs subsequent to the foreclosure. We also incurred additional costs in 2016 in connection with: (i) travel related to monitoring of our assets and participation in industry conferences; (ii) costs and fees associated with the Company's January 2016 Form S-3 Registration Statement and our February 2016 Prospectus Supplement; and (iii) increased syndicate services fees associated with the CorEnergy Revolver. Annual costs for the year ended December 31, 2015, were $251 thousand less than the prior-year period primarily due to a decline in printing and mailing expense related to prior-period stock offerings, declines in registration and valuation expenses, partially offset by increases in costs incurred in connection with the implementation of a new accounting system, the development and maintenance of our website and transfer agent fees.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA presented above to exclude the portion attributable to Prudential's non-controlling interest. For the year ended December 31, 2016, Prudential's interest in adjusted EBITDA totaled $3.8 million as compared to $3.9 million and $3.8 million for the prior-year periods, respectively. The $76 thousand decrease during the current year is attributable to Prudential's proportionate share of Pinedale LP's increase in legal and professional fees incurred in the monitoring of our assets at Pinedale during the tenant's bankruptcy proceedings. For the year ended December 31, 2015, the $36 thousand increase as compared to the prior-year period was primarily attributable to Prudential's proportionate share of Pinedale LP's increase in lease revenue, partially offset by higher legal and professional fees incurred in connection with refinancing efforts related to the Pinedale Credit Facility.
Adjusted EBITDA
Adjusted EBITDA attributable to CorEnergy Stockholders for the year ended December 31, 2016, was $67.8 million as compared to $51.3 million and $22.0 million for the years ended December 31, 2015 and 2014, respectively. As noted above, the increases in adjusted EBITDA were primarily associated with the acquisition of GIGS in June 2015, completion of planned construction projects at the Portland Terminal in November 2015, and the acquisition of MoGas in November 2014, partially offset by reduced revenues related to our financing notes, the sales of EIP in April 2015 and VantaCore in October 2014, and increases in general and administrative expenses.
The following table presents a reconciliation of Adjusted EBITDA to Income Attributable to Common Stockholders as reported in the Consolidated Statements of Income and Comprehensive Income:

	For the Years Ended December 31,
	2016	2015	2014
Adjusted EBITDA	$67,768,945	$51,283,331	$21,983,503
Other Adjustments:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period (1)	117,004	371,323	—
Net realized and unrealized gain (loss) on securities, noncash portion	819,850	(1,185,191)	(584,261)
Depreciation, amortization, and ARO accretion	(22,522,871)	(18,766,551)	(13,195,255)
Interest expense, net	(14,417,839)	(9,781,184)	(3,675,122)
Provision for loan losses	(5,014,466)	(13,784,137)	—
Non-controlling interest attributable to depreciation, amortization, and interest expense(2)	2,448,157	2,234,767	2,259,428
Income tax benefit	464,420	1,947,553	225,563
Preferred dividend requirements	(4,148,437)	(3,848,828)	—
Income Attributable to Common Stockholders	$25,514,763	$8,471,083	$7,013,856
(1) We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict the Company's share of income and losses from the investment in the security, previously unrealized gains can be reclassified as dividend income.

(2) ARO accretion expense has no impact on non-controlling interest.
Net Distributions and Dividends Recorded as Income
The following table summarizes the breakout of net distributions and dividends reported as income on the income statement. The table begins with the gross cash distributions and dividend income received from our investment securities during the years ended December 31, 2016, 2015 and 2014. This amount is increased by cash distributions received in a prior period that were, at the time, deemed a return of capital and have been reclassified during the current period as income. Finally, a reduction is shown for cash distributions received in the current period that are deemed a return of capital and, as such, are not included in income received from investment securities. The portion of the distributions that are deemed to be return of capital in any period are based on

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

estimates made at the time such distributions are received. These estimates may subsequently be revised based on information received from the portfolio company after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

Net Distributions and Dividends Recorded as Income
	For the Years Ended December 31,
	2016	2015	2014
Gross distributions and dividends received from investment securities	$1,028,452	$1,021,010	$1,955,018
Add:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period	117,004	371,323	—
Less:
Distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	4,632	121,578	118,235
Net distributions and dividends recorded as income	$1,140,824	$1,270,755	$1,836,783
For the year ended December 31, 2016, the decline in net distributions and dividends recorded as income versus the prior-year period was primarily due to a $254 thousand decrease in adjustments recorded in the first quarter of each year to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s, which depict the Company's share of income and losses from the investment in the security. This decrease was partially offset by a change in the characterization of our distributions received from Lightfoot. In the prior year, a higher percentage of the cash we received was deemed return of capital, whereas in the current year, nearly all distributions received were recorded as dividend income. For the year ended December 31, 2015, the $566 thousand decline in net distributions and dividends recorded as income versus the prior-year period was attributable to a $1.1 million decline in distributions from our investment in VantaCore which was sold in October 2014, partially offset by a $120 thousand increase in distributions from Lightfoot and a $371 thousand increase in adjustments recorded in the first quarter to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s.
Net Realized and Unrealized Gain (Loss) on Securities
For the year ended December 31, 2016, the noncash portion of net realized and unrealized gains/losses from other equity securities increased $2.0 million from a loss of $1.2 million in the prior year to a gain of $0.8 million in the current year. The increase from the prior-year period is primarily due to a combination of: (i) a $1.7 million increase in unrealized gains due to fluctuations in the valuation of Lightfoot; plus (ii) a prior-year valuation loss of $355 thousand on the Black Bison warrant; minus (iii) a $321 thousand decrease in unrealized gain on the 18-month escrow associated with the sale of VantaCore recognized during the prior-year period; plus (iv) a $254 thousand decrease in adjustments recorded in the first quarter of each year to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s, which depict the Company's share of income and losses from the investment in the security.
The increase in valuation of Lightfoot was primarily due to an increase in the public share price of Arc Logistics (NYSE: ARCX), as well as the November 2016 expiration of a previously-applied subordination discount which ranged between 11.8 percent and 15.2 percent at December 31, 2015. ARCX share price on December 31, 2016, was $15.93 per share, an increase of $2.66 per share as compared to the undiscounted share price on December 31, 2015.
For the year ended December 31, 2015, the $601 thousand increase in realized and unrealized losses from other equity securities versus the prior-year period is primarily due to a combination of: (i) a $26 thousand decrease in unrealized losses due to fluctuations in the valuation of Lightfoot; minus (ii) a realized gain of $371 thousand included in the prior year related to VantaCore which was sold on October 1, 2014; minus (iii) a $613 thousand change in the valuation of the Black Bison warrant; plus (iv) a $360 thousand unrealized gain on the 18-month escrow associated with the sale of VantaCore recognized during 2015. For the year ended December 31, 2014, the Company recognized an unrealized loss on the fair value adjustment of our other equity securities of $466 thousand. Further, the characterization of distributions received from public and private investments is estimated based on prior year activity.
Depreciation, Amortization, and ARO Accretion
Depreciation, amortization, and ARO accretion expense increased $3.8 million for the year ended December 31, 2016, as compared to the prior-year period. The increase was primarily a result of including a full year of depreciation, amortization and ARO accretion expense on the GIGS in the current year versus a half-year in 2015. GIGS was acquired on June 30, 3015. This increase was partially offset by a decrease in depreciation expense due to the termination of the PNM lease Agreement on April 1, 2015. For the year ended December 31, 2015, depreciation, amortization and ARO accretion expense increased $5.6 million versus to the

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

prior-year period. The increase is primarily attributable to the acquisitions of GIGS in June 2015 and the MoGas Pipeline in November 2014, partially offset by a decline in depreciation expense due to the termination of the PNM Lease Agreement. Please refer to Note 3 for additional discussion of the PNM Purchase Agreement and its effects on the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Interest Expense
Interest expense increased $4.6 million to $14.4 million for the year ended December 31, 2016, as compared to the prior-year period. The increase was predominantly the result of the debt incurred in connection with the acquisition of GIGS in June of 2015. The Convertible Notes accounted for approximately $4.3 million of the increase while the Company's $45.0 million draw on the CorEnergy Term Loan accounted for approximately $842 thousand of the increase. These increases were partially offset by the Company internally refinancing its pro rata share of the Pinedale Credit Facility on March 30, 2016, which resulted in a reduction of the outstanding debt balance with third parties in comparison to the prior-year period. In addition, the deferred debt costs associated with the Pinedale Credit Facility were fully amortized as of March 30, 2016.
For the year ended December 31, 2015, interest expense increased $6.1 million from the prior-year period. The increase resulted primarily from the debt incurred in connection with the acquisition of GIGS. The Convertible Notes accounted for approximately $4.5 million of the increase while the Company's $45.0 million draw on the Regions Term Loan accounted for approximately $718 thousand of the increase. The Company also had higher deferred debt costs amortization and experienced higher unused fees related to the November 2014 and July 2015 upsizings of the CorEnergy Credit Facility compared to the prior-year period.
Non-Controlling Interest Attributable to Depreciation, Amortization, and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. For the year ended December 31, 2016, non-controlling interest attributable to depreciation, amortization and interest expense increased $213 thousand compared to prior-year period. The increase is attributable to an increase in interest expense and related costs associated with the amendment and modification of the Pinedale Credit Facility on March 30, 2016. For the year ended December 31, 2015, non-controlling interest attributable to depreciation, amortization and interest expense decreased $25 thousand as compared to prior-year period primarily due to periodic amortization of the Pinedale Credit Facility debt.
Net Income Attributable to CorEnergy Stockholders
For the year ended December 31, 2016, net income attributable to CorEnergy stockholders was $29.7 million, as compared to $12.3 million, for the prior year. After deducting $4.1 million for the portion of preferred dividends that are allocable to the current year, net income attributable to common stockholders was $25.5 million, or $2.14 per basic and diluted common share as compared to $8.5 million, or $0.79 per basic and diluted common share, for the prior year. For the year ended December 31, 2014, net income attributable to CorEnergy stockholders was $7.0 million, or $1.06 per basic and diluted common share.
Common Equity Attributable to CorEnergy Shareholders per Share
As of December 31, 2016, our common equity decreased by approximately $11.6 million to $350.2 million from $361.8 million as of December 31, 2015. This decrease principally consists of dividends paid to our common shareholders of approximately $35.7 million and additional decreases attributable to $2.0 million used to repurchase common stock and a $202 thousand decline in accumulated other comprehensive income associated with our interest rate derivative contracts. These decreases were partially offset by net income attributable to CorEnergy common stockholders of approximately $25.5 million and $876 thousand of dividends issued under the DRIP or director's compensation plans. The table below does not reflect non-controlling interest equity.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Book Value Per Share
Analysis of Equity	December 31, 2016	December 31, 2015
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding at December 31, 2016, and December 31, 2015	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,886,216 and 11,939,697 shares issued and outstanding at December 31, 2016, and December 31, 2015 (100,000,000 shares authorized)	11,886	11,940
Additional paid-in capital	350,217,746	361,581,507
Accumulated other comprehensive income (loss)	(11,196)	190,797
Total CorEnergy Stockholders' Equity	406,468,436	418,034,244
Subtract: 7.375% Series A cumulative redeemable preferred stock	(56,250,000)	(56,250,000)
Total CorEnergy Common Equity	$350,218,436	$361,784,244
Common shares outstanding	11,886,216	11,939,697
Book Value per Common Share	$29.46	$30.30
NAREIT FFO
FFO is a widely-used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. As defined by the National Association of Real Estate Investment Trusts, NAREIT FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses of depreciable properties, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs), and after adjustments for unconsolidated partnerships and non-controlling interests. Adjustments for non-controlling interests are calculated on the same basis. We define FFO attributable to common stockholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO attributable to common shareholders may differ from methods used by other REITs and, as such, may not be comparable.
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
Both NAREIT FFO and FFO Adjusted for Securities Investments are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and that may also be the case with the energy infrastructure assets in which we invest. NAREIT FFO and FFO Adjusted for Securities Investments exclude depreciation and amortization unique to real estate and gains and losses from property dispositions and extraordinary items. As such, these performance measures provide a perspective not immediately apparent from net income when compared to prior-year periods. These metrics reflect the impact to operations from trends in base and participating rents, company operating costs, development activities, and interest costs.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

AFFO
Management uses Adjusted FFO ("AFFO") as a measure of long-term sustainable operational performance. AFFO in excess of dividends is used for debt repayment, reinvestments, funding our ARO liability, or other commitments and uncertainties which are necessary to sustain our dividend over the long term. AFFO should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance, or as an alternative to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or service our indebtedness.
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the calendar years ended December 31, 2016, 2015 and 2014. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs and debt discounts, amortization of deferred lease costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments and provision for loan losses, above-market rent, noncash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Years Ended December 31,
	2016	2015	2014
Net Income attributable to CorEnergy Stockholders	$29,663,200	$12,319,911	$7,013,856
Less:
Preferred Dividend Requirements	4,148,437	3,848,828	—
Net Income attributable to Common Stockholders	$25,514,763	$8,471,083	7,013,856
Add:
Depreciation	21,704,275	18,351,011	13,133,886
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	1,645,819	1,645,819	1,645,820
NAREIT funds from operations (NAREIT FFO)	$45,573,219	$25,176,275	18,501,922
Add:
Distributions received from investment securities	1,028,452	1,021,010	1,941,757
Income tax expense (benefit) from investment securities	760,036	(196,270)	656,498
Less:
Net distributions and dividend income	1,140,824	1,270,755	1,823,522
Net realized and unrealized gain (loss) on other equity securities	824,482	(1,063,613)	(466,026)
Funds from operations adjusted for securities investments (FFO)	$45,396,401	$25,793,873	19,742,681
Add:
Provision for loan losses, net of tax	4,409,359	12,526,701	—
Transaction costs	520,487	870,128	929,188
Amortization of debt issuance costs	2,025,478	1,822,760	801,825
Amortization of deferred lease costs	91,932	76,498	61,369
Accretion of asset retirement obligation	726,664	339,042	—
Income tax benefit	(619,349)	(493,847)	(882,061)
Amortization of above market leases	—	72,987	291,937
Unrealized gain associated with derivative instruments	(75,591)	(70,333)	(70,720)
Less:
EIP Lease Adjustment (1)	—	542,809	2,171,236
Non-Controlling Interest attributable to AFFO reconciling items	37,113	88,645	92,785
Adjusted funds from operations (AFFO)	$52,438,268	$40,306,355	$18,610,198

Weighted Average Shares of Common Stock Outstanding:
Basic	11,901,985	10,685,892	6,605,715
Diluted (2)	15,368,370	12,461,733	6,605,715
NAREIT FFO attributable to Common Stockholders
Basic	$3.83	$2.36	$2.80
Diluted (2)	$3.54	$2.35	$2.80
FFO attributable to Common Stockholders
Basic	$3.81	$2.41	$2.99
Diluted (2)	$3.53	$2.40	$2.99
AFFO attributable to Common Stockholders
Basic	$4.41	$3.77	$2.82
Diluted (2)	$3.93	$3.56	$2.82
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investments (FFO) and AFFO Reconciliation
	For the Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net Income attributable to CorEnergy Stockholders	$8,086,367	$9,231,185	$8,954,527	$3,391,121
Less:
Preferred Dividend Requirements	1,037,110	1,037,109	1,037,109	1,037,109
Net Income attributable to Common Stockholders	7,049,257	8,194,076	7,917,418	2,354,012
Add:
Depreciation	5,537,676	5,537,179	5,539,667	5,089,753
Less:
Non-Controlling Interest attributable to FFO reconciling items	411,454	411,455	411,455	411,455
NAREIT funds from operations (NAREIT FFO)	12,175,479	13,319,800	13,045,630	7,032,310
Add:
Distributions received from investment securities	274,797	278,782	215,139	259,734
Income tax expense (benefit) from investment securities	56,825	645,083	533,765	(475,637)
Less:
Net distributions and dividend income	273,559	277,523	214,169	375,573
Net realized and unrealized gain (loss) on other equity securities	(177,289)	1,430,858	1,199,665	(1,628,752)
Funds from operations adjusted for securities investments (FFO)	12,410,831	12,535,284	12,380,700	8,069,586
Add:
Provision for loan losses, net of tax	—	—	369,278	4,040,081
Transaction costs	448,588	33,984	1,000	36,915
Amortization of debt issuance costs	468,871	469,004	470,506	617,097
Amortization of deferred lease costs	22,983	22,983	22,983	22,983
Accretion of asset retirement obligation	184,103	184,104	174,375	184,082
Income tax benefit	(159,709)	(161,931)	(123,327)	(174,382)
Unrealized (gain) loss associated with derivative instruments	(72,773)	(60,513)	33,820	23,875
Less:
Non-Controlling Interest attributable to AFFO reconciling items	1,960	(10,715)	9,064	36,804
Adjusted funds from operations (AFFO)	$13,300,934	$13,033,630	$13,320,271	$12,783,433

Weighted Average Shares of Common Stock Outstanding:
Basic	11,879,808	11,872,729	11,912,030	11,943,938
Diluted (1)	15,334,353	15,327,274	15,396,879	15,428,787
NAREIT FFO attributable to Common Stockholders
Basic	$1.02	$1.12	$1.10	$0.59
Diluted (1)	$0.94	$1.01	$0.99	$0.59
FFO attributable to Common Stockholders
Basic	$1.04	$1.06	$1.04	$0.68
Diluted (1)	$0.95	$0.96	$0.95	$0.67
AFFO attributable to Common Stockholders
Basic	$1.12	$1.10	$1.12	$1.07
Diluted (1)	$1.00	$0.98	$0.99	$0.96
(1) The number of weighted average diluted shares represents the total diluted shares for periods when the Convertible Notes were dilutive in the per share amounts presented.  For periods presented without per share dilution, the number of weighted average diluted shares for the period is equal to the number of weighted average basic shares presented.

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
MAJOR TENANTS
As of December 31, 2016, the Company had three significant leases. For additional information concerning each of these leases, see "Item 2 - Properties" and Note 3 in the Notes to the Consolidated Financial Statements included in this report. The table below displays the impact of significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2016	2015	2016	2015	2014
Pinedale LGS	39.8%	40.0%	30.4%	42.9%	71.9%
Grand Isle Gathering System	50.0%	50.1%	59.8%	42.3%	—
Portland Terminal Facility	9.9%	9.6%	9.7%	13.3%	19.0%
Public Service of New Mexico(2)	—	—	—	1.3%	9.1%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) The Public Service of New Mexico lease terminated on April 1, 2015.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of December 31, 2016, are included in "Item 2 - Properties" and in Notes 3, 4, 5 and 6 in the Notes to the Consolidated Financial Statements included

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

in this report. This section provides additional information concerning material developments related to our asset portfolio, including our remaining private equity securities, during the period ended December 31, 2016 and through the date of this report.
Grand Isle Gathering System
The depressed commodity environment negatively impacted the operational and financial condition of EXXI. On April 14, 2016, EXXI and substantially all of its directly and indirectly owned subsidiaries filed a voluntary petition to reorganize under Chapter 11 Bankruptcy Code, after reaching an agreement with certain creditors to provide support for a restructuring of its debt. CorEnergy's tenant under the GIGS Lease, Energy XXI GIGS Services, LLC did not file for bankruptcy. Therefore, its obligations under the GIGS Lease were not subject to the bankruptcy proceedings. Our tenant made timely rent payments in accordance with the GIGS lease.
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
On December 30, 2016, EXXI emerged from bankruptcy with a $300 million credit facility after extinguishing approximately $3.6 billion in debt. The new board of directors has subsequently announced changes in senior management. The company has stated expectations on capital expenditures for 2017 to be in the range of $140 to $170 million and that it expects to execute numerous recompletions during 2017. The succeeding company is named Energy XXI Gulf Coast, Inc.
As a result of its emergence from bankruptcy, EXXI’s common stock ceased trading on the OTC market.On February 28, 2017, EXXI's common stock commenced trading on the NASDAQ under the trading symbol EXXI.
Pinedale LGS
The depressed commodity environment also negatively impacted the operational and financial condition of Ultra Petroleum ("UPL"). UPL filed on April 29, 2016, a voluntary petition to reorganize under Chapter 11. The filing included Ultra Wyoming LGS, LLC, the operator of the Pinedale LGS and tenant of the Pinedale Lease Agreement. The bankruptcy filing of both the guarantor, Ultra Petroleum, and the tenant and circumstances prompting the filing constituted defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing serves as a stay of the Company's ability to exercise remedies for certain of those defaults.
UPL has stated its intentions to continue normal operations during the bankruptcy proceedings and our tenant has continued to make timely rental payments in accordance with the Pinedale Lease Agreement. In October of 2016, CorEnergy and Ultra Wyoming agreed to a non-binding mediation which resulted in an agreement to assume the Pinedale Lease without amendment. This lease assumption was approved by the Bankruptcy Court on November 28, 2016.
On February 13, 2017, UPL received court approval of its Disclosure Statement, and its confirmation hearing is scheduled to begin on March 14, 2017. CorEnergy will continue to monitor, and take appropriate actions with respect to, the information disclosed throughout the proceedings.
On May 2, 2016, UPL was delisted from the NYSE Stock Market as a result of failing to meet certain listing standards. UPL has begun trading on the OTC Pink Market under the symbol UPLMQ.
MoGas Pipeline
On June 1, 2016, the Federal Energy Regulatory Commission (“FERC”) authorized MoGas to sell its natural gas pipeline facilities to an affiliate, CorEnergy Pipeline Company, LLC (“CPC”). FERC authorized MoGas to lease these same facilities back from CPC and continue to serve as operator of the facilities. FERC also authorized MoGas to consolidate its accounting with CPC so that MoGas’s lease payments to CPC would be offset by the equivalent revenue received by CPC.  If consummated, the sale and leaseback transaction authorized by FERC would position lease payments that MoGas makes to CPC to qualify as REIT rental income should CorEnergy sell a majority stake in MoGas stock to an unaffiliated third party.  At the time of such sale, MoGas would be required to seek FERC approval to combine its accounts with the third-party owner.
Effective March 1, 2017, MoGas entered into a long-term firm transportation services agreement with Laclede Gas, its largest customer. The agreement, which amends a prior agreement, extends Laclede’s existing firm transportation agreement’s termination date from October 31, 2017 to October 31, 2030. During the entire extended term, Laclede will reserve 62,800 dekatherms per day of firm transportation capacity on MoGas. This service will continue at the full tariff rate of $12.385 per dekatherm per month until October 31, 2018, at which time the rate will be reduced to $6.386 per dekatherm per month for the remainder of the agreement.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy intends to act upon a number of initiatives which management believes will largely offset the decrease in revenue from the discounted rate in 2019 and beyond.
Black Bison
On February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of Black Bison Water Services, LLC, the borrower of the Black Bison financing note receivable. See Note 4 in the Notes to the Consolidated Financial Statements in this report for additional information.
On June 16, 2016, the Company sold substantially all of the assets of BBWS and its subsidiaries to Expedition Water Solutions for a combination of cash plus an earn-out. CorEnergy received $1.0 million of cash, before fees, upon closing the agreement, retained certain working capital investments, and will receive royalty payments of up to $6.5 million on future operating revenue generated by BBWS. Royalty payments will not increase AFFO. Royalty payments received in 2016 were immaterial.
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
Omega Pipeline
On January 28, 2016, Omega was awarded a new 10-year contract with the Department of Defense, to provide natural gas and gas distribution assets to Fort Leonard Wood through Omega’s approximately 70-mile pipeline distribution system on the military base. As a result of the new contract natural gas and propane costs are being presented on a net basis in transportation and distribution revenue. See Note 2 in the Notes to the Consolidated Financial Statements in this report for additional information.
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
As of December 31, 2016, our investment in Lightfoot represents approximately 1.4 percent of the Company’s total assets. The following table is a summary of the fair value of Lightfoot at December 31, 2016, as compared to the fair value at December 31, 2015:

Fair Value of Other Equity Securities
	Fair Value At	Fair Value At
	December 31, 2016	December 31, 2015	$ Change	% Change
Lightfoot	$9,287,209	$8,393,683	$893,526	10.6%
The fair value of Lightfoot as of December 31, 2016 increased approximately $894 thousand, or 10.6 percent, as compared to the value at December 31, 2015. The increase was primarily due to an increase in the public share price of Arc Logistics (ARCX), as well as the November 2016 expiration of a previously-applied subordination discount which ranged between 11.8 percent and 15.2 percent at December 31, 2015. ARCX share price on December 31, 2016, was $15.93 per share, an increase of $2.66 per share as compared to the undiscounted share price on December 31, 2015.
During the fourth quarter, the Company received distributions of $271 thousand and expects these distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics and Gulf LNG. Total quarterly distributions received during the year ended December 31, 2016 were approximately $1.0 million. Both the ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG, nor Lightfoot is under any obligation to make such distributions. On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C. (“Eni USA”), one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA terminate its agreement with Gulf LNG, this could materially

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

impact Arc Logistics and Gulf LNG's ability to fund their distributions to the Company. Accordingly, there can be no assurance that our expectations concerning 2017 distributions from Lightfoot will be realized.
VantaCore
The company received its final escrow distribution of $1.4 million on April 1, 2016.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of December 31, 2016:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt (1)	$8,860,578	$668,556	$1,337,112	$6,854,910	$—
Interest payments on Pinedale LP Debt (1)		693,843	1,223,432	687,499	—
Convertible Debt	$114,000,000	—	—	114,000,000	—
Interest payments on Convertible Debt		7,980,000	15,960,000	3,990,000	—
CorEnergy Term Note (2)	$36,740,000	6,460,000	30,280,000	—	—
Interest payment on CorEnergy Term Note		1,308,599	1,874,770	—	—
CorEnergy Revolver	$44,000,000	—	44,000,000	—	—
Interest payment on CorEnergy Revolver		1,677,378	3,295,013	—	—
Totals		$18,788,376	$97,970,327	$125,532,409	$—
(1)  The amounts for Pinedale LP debt above represent Prudential's share of the principal and interest payments which is 18.95 percent of the total. The Company's share of the principal and interest are eliminated in consolidation as these became intercompany on March 30, 2016, due to CorEnergy taking over with Prudential as Refinancing Lenders on the Pinedale LP note. See Footnote 12, Credit Facilities, for further information.

(2) The amount shown as the Notional Value for the CorEnergy Term Note represents the outstanding principal balance at December 31, 2016.
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
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended December 31, 2016, the sources of our stockholder distributions include lease revenue, transportation and distribution revenue from our real property assets, and distributions from our investment securities. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year. Refer to Note 7 in the Notes to the Consolidated Financial Statements in this report for information on characterization of distributions for federal income tax purposes for the years ended December 31, 2016, 2015 and 2014.
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
The following table sets forth common stock distributions for the years ended December 31, 2016, 2015 and 2014. Distributions are shown in the period in which they were declared. On December 1, 2015, we completed a 1-for-5 reverse stock split, which was previously approved by our Board of Directors. All issued and outstanding common stock distributions per share have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Common Dividends
Amount
2016
Fourth Quarter	$0.7500
Third Quarter	$0.7500
Second Quarter	$0.7500
First Quarter	$0.7500

2015
Fourth Quarter	$0.7500
Third Quarter	$0.6750
Second Quarter	$0.6750
First Quarter	$0.6500

2014
Fourth Quarter	$0.6500
Third Quarter	$0.6500
Second Quarter	$0.6450
First Quarter	$0.6250
The following table sets forth preferred stock distributions for the years ended December 31, 2016 and 2015.

Preferred Dividends
Amount
2016
Fourth Quarter	$0.4609
Third Quarter	$0.4609
Second Quarter	$0.4609
First Quarter	$0.4609

2015
Fourth Quarter	$0.4609
Third Quarter	$0.4609
Second Quarter	$0.6351
First Quarter(1)	$—
(1) The larger initial payment in the second quarter of 2015 included dividends accrued for the partial first quarter from the January 27, 2015 date of issuance.

On February 28, 2017, the Company paid fourth quarter dividends of $.075 per share of common stock and $0.4609375 per depositary share for the Company's 7.375% Series A Cumulative Redeemable Preferred Stock.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2016, we had liquidity of approximately $60.0 million comprised of cash of $7.9 million plus revolver availability of $52.1 million. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to fund future operating requirements and acquisition opportunities. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.

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
Cash Flows - Operating, Investing, and Financing Activities
Cash Flows from Operating Activities
For the year ended December 31, 2016, cash provided by operating activities totaled approximately $51.1 million, representing an increase of approximately $8.5 million as compared to the year ended December 31, 2015. The significant factors impacting the increase are as follows:

•	GIGS lease payments began July 1, 2015 and therefore, twelve months of rent during 2016 versus only six months during 2015 provided an additional $17.0 million in rental payments.

•	Cash taxes paid during 2016 were approximately $710 thousand less than during 2015.

•
Increase in interest paid of approximately $5.0 million primarily related to the financing of the June 2015 GIGS transaction through the issuance of $115 million in Convertible Notes and outstanding balances under the CorEnergy Credit Facility.

•	Due to reduced drilling and disposal activities in our borrowers' areas of operations, revenue from our financing notes decreased from the prior period by approximately $1.5 million.

•	Payments for management fees increased during 2016 by approximately $1.4 million due to the increased asset base as a result of the GIGS transaction.

•
During 2016 there was approximately a $673 thousand increase in legal fees associated with monitoring the bankruptcy proceedings of our two tenants, UPL and EXXI. Additionally, the Company incurred incremental expenses related to the Black Bison foreclosure and sale activities and the valuation of the Four Wood REIT Loan collateral.

•
During 2016 the Company foreclosed on BB Intermediate and subsequently sold the majority of their assets. In relation to the winding down and sale of assets of the business the Company incurred an operating loss of approximately $381 thousand.

For the year ended December 31, 2015, cash provided by operating activities totaled approximately $42.6 million representing an increase of approximately $25.6 million over the same period of the prior year. The significant increases and decreases in cash provided by operating activities that primarily drove this change included the following:

•	The net operating results of MoGas, acquired in November 2014, contributed $11.7 million to the increase.

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

•	Cash provided by the addition of the GIGS lease payments for 2015 was $15.8 million.

•
Additional payments to the Company resulting from a July 2014 increase to the Black Bison financing notes and December 2014 initial funding of the Four Wood financing notes contributed nearly $582 thousand to the increase over prior year.

•	An increase in the amount of funds released from escrow provided cash of approximately $1.3 million.

•	Decrease in cash taxes paid of approximately $2.5 million primarily due to the sale of VantaCore in 2014.

•
The first half of 2014 included nearly $4.3 million in advance rental payments. In conjunction with the agreement to sell EIP to PNM on April 1, 2015, upon expiration of the lease, the lease payments that would have been due over the remainder of the term were accelerated and paid in full on January 1, 2014.

•	Increase in cash interest paid of approximately $5.1 million due to increased facility sizes and borrowings.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Cash Flows from Investing Activities
Significant factors impacting the $479 thousand of cash provided by investing activities during the year ended December 31, 2016 were as follows:

•	Net proceeds from the sale of assets and liabilities held for sale of $645 thousand.

•	Purchases of property and equipment of $192 thousand.

•	Proceeds received on foreclosure of BB Intermediate of $223 thousand.

•	Funding to close operations of Black Bison and Four Wood financing notes of $202 thousand.
Significant factors impacting the $244.6 million of cash used in investing activities during the year ended December 31, 2015 included the following:

•	The Company deployed approximately $251.5 million to acquire the GIGS assets and to fulfill the remaining capital improvements commitment in connection with the Portland Terminal Facility.

•	The sale of the EIP asset on April 1, 2015 provided additional cash of approximately $7.7 million.
Significant factors impacting the $177.1 million of cash used during fiscal 2014 included the following:

•	$168.2 million of investment expenditures primarily related to the acquisitions of the Portland Terminal Facility and the MoGas Pipeline System.

•	$20.6 million invested in the Black Bison and Four Wood energy infrastructure financing notes receivable.

•	$10.8 million in proceeds from the sale of investment securities, primarily related to the sale of VantaCore in October 2014.
Cash Flows from Financing Activities
Significant factors impacting the $58.3 million of cash used in financing activities during the year ended December 31, 2016 included the following:

•	Repurchases of common stock of approximately $2.0 million.

•	Repurchased $1.0 million of face value of our convertible debt for approximately $900 thousand in cash.

•	Common and preferred dividends paid of $34.9 million and $4.1 million, respectively.

•	$44.0 million drawn on the Regions revolver for use in connection with the Pinedale refinancing.

•	Principal payments of $53.7 million in connection with the Pinedale facility.

•	Principal payments on the term note of $6.5 million.
Significant factors impacting the $209.1 million of cash provided by financing activities during the year ended December 31, 2015 included the following:

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

•
On July 8, 2015, the company drew $45 million on a term note, the proceeds of which were used to pay off the Regions Revolver plus interest and fees. The company subsequently made principal payments of $1.8 million on the term note during the year.

•	Common and preferred dividends paid of approximately $28.5 million and $3.5 million, respectively.

•	Distributions to non-controlling interests of $2.5 million

•	Principal payments on the Pinedale Credit Facility totaling $4.5 million.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Significant factors impacting the $149.7 million of cash provided during fiscal 2014 included the following:

•
Net proceeds of $141.7 million from two underwritten public offerings of common stock in January 2014 (in conjunction with our acquisition of the Portland Terminal Facility) and November 2014 (in conjunction with our acquisition of the MoGas Pipeline System).

•	Net proceeds from revolving line of credit borrowings, net of payments on our revolving line of credit and related debt financing costs, of $28.8 million.

•	Dividends and distributions of $17.9 million paid to holders of our common stock and the holder of the non-controlling interest in Pinedale LP.

•	Principal payments of $2.9 million on the Pinedale Credit Facility that financed a portion of the Pinedale LGS acquisition.
Revolving and Term Credit Facilities
CorEnergy Credit Facility
On September 26, 2014, the Company entered into a $30.0 million revolving credit facility with Regions Bank, then on November 24, 2014, increased the credit facility to $90.0 million at the REIT level and $3 million at the subsidiary entity level in conjunction with the MoGas Transaction. There were no borrowings on the CorEnergy Revolver between September 26, 2014 and November 24, 2014. The facility had a maturity of November 24, 2018. For the first six months subsequent to the increase, the facility accrued interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. On and after May 24, 2015, the interest rate was determined by a pricing grid where the applicable interest rate was anticipated to be LIBOR plus 2.75 percent to 3.50 percent, depending on the Company's leverage ratio at such time. On June 29, 2015, the Company borrowed against the revolver in the amount of $42 million in conjunction with the GIGS transaction.
On July 8, 2015, the Company amended and upsized its existing $93 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153 million, consisting of (i) an increase in the CorEnergy Revolver to $105 million, (ii) the existing $3 million MoGas Revolver at the subsidiary entity level (as detailed below) and (iii) a $45 million term loan at the CorEnergy parent entity level (the "CorEnergy Term Loan" and, collectively with the upsized CorEnergy Revolver and the MoGas Revolver, the "CorEnergy Credit Facility"). Upon closing the CorEnergy Credit Facility, the Company drew $45 million on the CorEnergy Term Loan at the parent level to pay down the balance on the CorEnergy Revolver that had been used in funding the recent GIGS acquisition.
Effective as of March 4, 2016, the Company and the required lenders under the CorEnergy Revolver executed a Limited Consent and Amendment (the “Consent”).  Pursuant to such Consent, among other things, the lenders consented to the Company’s use of up to $49.0 million, up to $44.0 million of which could come from the proceeds of draws under the CorEnergy Revolver, in connection with the refinancing of Pinedale LP’s outstanding indebtedness due under the $70 million secured term credit facility on March 30, 2016, as discussed below. The Company paid fees to the lenders in connection with the Consent in an aggregate amount of $193 thousand. The Company subsequently drew $44 million on the CorEnergy Revolver in conjunction with the refinancing of the Pinedale Credit Facility and as of December 31, 2016, has approximately $52.1 million of available borrowing capacity on the CorEnergy Revolver.
For a summary of the additional material terms of the CorEnergy Credit Facility and the refinancing of the Pinedale Credit facility (as discussed below), please see Note 12 in the Notes to the Consolidated Financial Statements included in this report.
Pinedale Credit Facility
Pinedale LP had a $70.0 million secured term credit facility with a lender that provided for monthly payments of principal and interest. Under the original agreement, outstanding balances under the credit facility generally accrued interest at a variable annual rate equal to LIBOR plus 3.25 percent and were secured by the Pinedale LGS. Pinedale LP was obligated each month to pay all accrued interest as well as principal payments of $294 thousand. The facility was set to expire at the end of December 2015, however, the Company extended the facility through March 30, 2016. Under the December 31, 2015 extension amendment, outstanding balances accrued interest at a variable annual rate equal to LIBOR plus 4.25 percent. Pinedale LP made principal payments totaling approximately $3.2 million during the extension period through March 30, 2016.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

rate; and to increase the LIBOR Rate Spread to seven percent (7.00 percent) per annum. The Company's portion of the debt and interest is eliminated in consolidation and Prudential's portion of the debt is shown as a related-party liability.
In December of 2012, we executed two interest rate swap derivatives covering $52.5 million of notional value of the Pinedale Credit Facility to add stability to our interest expense and to manage our exposure to interest rate movements on LIBOR-based borrowings. Through March 30, 2016, the interest rate swap derivatives remained in place at a fixed rate of 0.865 percent less a floating, 1-month LIBOR rate. As part of the March 30, 2016, refinancing, the Company terminated one of the derivative contracts, representing half of the amount hedged. The remaining derivative with a notional amount of $26.3 million was de-designated from hedge accounting.
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
MoGas Credit Facility
In conjunction with the MoGas Transaction, MoGas Pipeline LLC and United Property systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and reborrow loans up to $3.0 million outstanding at any time. On July 8, 2015, the revolving credit agreement was amended and restated in accordance with the expansion of the REIT credit facilities mentioned previously. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the CorEnergy Revolver and term loan. As of December 31, 2016, there have been no borrowings against the MoGas Revolver. As of December 31, 2016, the co-borrowers are in compliance with all covenants of the MoGas Revolver.
Mowood/Omega Revolver
On October 15, 2014, Mowood and Omega renewed the 2013 Note Payable Agreement by entering into a Revolving Note Payable Agreement ("2014 Note Payable Agreement") with a financial institution, extending the maturity date to January 31, 2015. Then on January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015.
On July 31, 2015, the 2014 Note Payable Agreement was allowed to expire and a new $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank with a maturity date of July 31, 2016. On July 28, 2016, the previous maturity date of July 31, 2016 was amended and extended to July 31, 2017. The Mowood/Omega Revolver is used by Omega for working capital and general business purposes, is guaranteed and secured by the assets of Omega. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2016.
Debt Covenants
Under the terms of the CorEnergy Credit Facility, from and after July 8, 2015, the Company is subject to certain financial covenants as follows: (i) a minimum debt service coverage ratio of 2.0 to 1.0; (ii) a maximum total leverage ratio of 5.0 to 1.0; (iii) a maximum senior secured recourse leverage ratio (which generally excludes debt from Unrestricted Subs) of 3.0 to 1.0.; and (iv) a maximum total funded debt to capitalization ratio of 50 percent. Effective September 30, 2015, the CorEnergy Revolver was amended to clarify that the covenant related to the Company's ability to make distributions is tied to AFFO and applicable REIT distribution requirements, and provides that, in the absence of any acceleration of maturity following an Event of Default, the Company may

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

make distributions equal to the greater of the amount required to maintain the Company's REIT status and 100 percent of AFFO for the trailing 12-month period.
The Pinedale Credit Facility is subject to (i) a minimum interest rate coverage ratio of 5.5 to 1.0; (ii) a maximum leverage ratio of 3.25 to 1.0; and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. As a result of the March 30, 2016 refinancing the minimum interest coverage ratio was amended to a ratio of 3.0 to 1.0. We were in compliance with all covenants at December 31, 2016.
Shelf Registration
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600 million. As of December 31, 2016, the Company had issued 34,581 shares of common stock under its dividend reinvestment plan, reducing availability by approximately $816 thousand to approximately $599.2 million.
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

Liquidity and Capitalization
	December 31, 2016	December 31, 2015
Cash and cash equivalents	$7,895,084	$14,618,740
Revolver availability	$52,144,837	$95,805,217

Revolving credit facility	44,000,000	—
Long-term debt (including current maturities)	156,632,880	216,864,752
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	56,250,000	56,250,000
Capital stock, non-convertible, $0.001 par value	11,886	11,940
Additional paid-in capital	350,217,746	361,581,507
Accumulated other comprehensive (loss) income	(11,196)	190,797
CorEnergy equity	406,468,436	418,034,244
Total CorEnergy capitalization	$607,101,316	$634,898,996
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $3.0 million and $1.5 million.
Subsequent Events
For additional information regarding transactions that occurred subsequent to December 31, 2016, see Note 19, Subsequent Events, in the Notes to the Financial Statements included in this annual report on Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of revenues and expenses, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.
See Note 2 to the Consolidated Financial Statements, included in this report for further information related to our significant accounting policies.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Revenue Recognition

•
Lease revenue – Base rent related to the Company’s leased property is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Participating rent is recognized when it is earned, based on the achievement of specified performance criteria. Rental payments received in advance are classified as unearned revenue and included as a liability within the Consolidated Balance Sheets. Unearned revenue is amortized ratably over the lease period as revenue recognition criteria are met. Rental payments received in arrears are accrued and classified as Lease Receivable and included in assets within the Consolidated Balance Sheets.

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

Omega is also paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system. Omega is responsible for the coordination, supervision, and quality of the expansions while actual construction is generally performed by third party contractors. Revenues from expansion efforts are recognized using either a completed contract, percentage of completion, or cost-plus method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues. Under the new DOD contract, the annual contracted amount for pipeline maintenance is invoiced monthly by Omega on a straight-line basis. Amounts invoiced in excess of earned revenue are classified as unearned revenue and included as a liability within the Consolidated Balance Sheets.

•
Financing revenue – For increasing rate loans, base interest income is recorded ratably over the life of the loan, using the effective interest rate. The net amount of deferred loan origination income and costs are amortized on a straight-line basis over the life of the loan and reported as an adjustment to yield in financing revenue. Participating financing revenues are recorded when specific performance criteria have been met.

Investment Securities
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
The Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments. It has retained an independent valuation firm to provide third party valuation consulting services based on procedures that the Company has identified and may ask them to perform from time to time on all or a selection of private investments as

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Asset Retirement Obligations
The Company follows ASC 410-20, Asset Retirement Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The Company recognized an existing ARO in conjunction with the acquisition of the GIGS in June 2015, which was initially measured at fair value at the acquisition date.
We measure changes in the ARO liability due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The increase in the carrying amount of the liability is recognized as an expense classified as an operating item in the statement of income, hereinafter referred to as ARO accretion expense. The Company periodically reassesses the timing and amount of cash flows anticipated associated with the ARO and adjusts the fair value of the liability accordingly under the guidance in ASC 410-20.
The fair value of the obligation at the acquisition date was capitalized as part of the carrying amount of the related long-lived assets and is being depreciated over the asset's remaining useful life. The useful lives of most pipeline gathering systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Adjustments to the ARO resulting from reassessments of the timing and amount of cash flows will result in changes to the retirement costs capitalized as part of the carrying amount of the asset.
Goodwill
Our goodwill represents the excess of the amount we paid for MoGas over the fair value of the net identifiable assets acquired in November 2014. To comply with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), we perform an impairment test for goodwill annually, or more frequently in the event we determine that a triggering event has occurred. December 31st was selected as the annual testing date for the goodwill associated with the MoGas reporting unit.
In accordance with ASC 350, a company may elect to perform a qualitative assessment to determine whether the two-step quantitative impairment test is required. If the company elects to perform a qualitative assessment, the two-step quantitative impairment test is required only if the conclusion is that it is more likely than not that the reporting unit's fair value is less than its carrying amount. For the December 31, 2016 impairment test, we determined to forego the qualitative assessment and proceed with performance of the two-step quantitative impairment test.
Under the two-step approach, Step 1 compares the fair value of the reporting unit to its carrying value. As of the December 31, 2016 testing date, the fair value of the MoGas reporting unit was determined to be greater than its carrying value; therefore, a Step 2 test was not required to be completed and no impairment was recorded.
The reporting unit fair value is based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved ("Discounted Cash Flow" or "DCF"). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. Forecasted cash flows require management to make judgments and assumptions, including estimates of future volumes and rates. Declines in volumes or rates from those forecasted, or other changes in assumptions, may result in a change in management's estimate and result in an impairment.
We believe that our assumptions are consistent with the plans and estimates used to manage the underlying business. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital ("WACC") of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method, which required us to make assumptions about the applicability of those multiples to the MoGas reporting unit.
The fair value of the reporting unit exceeded its carrying value by approximately 15 percent as of December 31, 2016. Judgments and assumptions are inherent in management’s estimates used to determine the fair value of the reporting unit and are consistent

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

with what management believes would be utilized by a market participant. Changes in these judgments and assumptions could result in the requirement to complete Step 2 and, pending those results, potential recognition of an impairment charge.
Long-Lived Assets
Our long-lived assets consist primarily of a subsea midstream pipeline system, liquids gathering system, petroleum products terminal, and natural gas pipelines that have been obtained through a business combination and asset acquisitions. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of our assets, are capitalized and depreciated over the remaining estimated useful life of the asset.
We continually monitor our business, the business environment, and performance of our operations to determine if an event has occurred that indicates that the carrying value of a long-lived asset may be impaired. When a triggering event occurs, which is a determination that involves judgment, we utilize cash flow projections to assess the ability to recover the carrying value of our assets based on our long-lived assets' ability to generate future cash flows on an undiscounted basis. This differs from the evaluation of goodwill, for which the recoverability assessment utilizes fair value estimates that include discounted cash flows in the estimation process, and accordingly any goodwill impairment recognized may not be indicative of a similar impairment of the related underlying long-lived assets.
The projected cash flows of long-lived assets are generally based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates, and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates. There were no impairments of long-lived assets recorded during the years ended December 31, 2016, 2015 or 2014.
Federal and State Income Taxation
We qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified. For further information, see "Federal and State Income Taxation" above in this Item 7 and "Federal and State Income Taxation" under Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of December 31, 2016, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2015.
As of December 31, 2016, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $9.3 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $570 thousand.
Our securities portfolio is reported at fair value. The fair value of securities is determined using readily available market quotations from the principal market, if available. Because there are no readily available market quotations for many of the securities in our portfolio, we value our securities at fair value as determined in good faith under a valuation policy and a consistently applied valuation process, which has been approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2016, we had long-term debt (net of current maturities) with a carrying value of $149.5 million and $44 million borrowed under a line of credit. The Company has historically used interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on that portion of our variable rate debt which is not hedged.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

On March 30, 2016, the Company and Prudential ("the Lenders") together paid their pro rata shares of the $58.5 million principal balance of the $70 million Pinedale Credit Facility and the Company executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Lenders. The facility was further modified to increase the LIBOR Rate to the greater of (i) 1.0% and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to seven percent (7.0 percent) per annum. The Company also terminated one of its original derivative contracts, leaving an interest rate swap derivative contract with a notional amount of $26.3 million as of March 30, 2016, which expires on December 5, 2017.
Variable rate debt as of December 31, 2016, was $8.9 million under the Pinedale facility, $44.0 million under the Regions Revolver, and $36.7 million under the Regions Term Note. These variable rate debt instruments total $63.4 million of variable rate debt after giving effect to our $26.3 million interest rate swap at December 31, 2016. A 100 basis point increase or decrease in LIBOR rates would result in a $698 thousand increase or decrease of interest expense for the year ended December 31, 2016. As of December 31, 2016, the fair value of our hedge derivative liability totaled approximately $20 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase the value of the interest rate swap by $240 thousand, while a decrease of 100 basis points would decrease the value of the interest rate swap by $221 thousand as of December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Our management assessed our systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of December 31, 2016. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Report). Based on this assessment, our management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2016.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CorEnergy Infrastructure Trust, Inc. and subsidiaries
We have audited CorEnergy Infrastructure Trust, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CorEnergy Infrastructure Trust, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, CorEnergy Infrastructure Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of CorEnergy Infrastructure Trust, Inc. and subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Kansas City, MO
March 1, 2017

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

ITEM 9B. OTHER INFORMATION
Effective March 1, 2017, MoGas entered in to a long-term firm transportation services agreement with Laclede, its largest customer. The agreement, which amends a prior agreement, extends the termination date for Laclede’s existing firm transportation agreement from October 31, 2017 to October 31, 2030. During the entire extended term, Laclede will continue to reserve 62,800 dekatherms per day of firm transportation capacity on MoGas.  This service will continue at the full tariff rate of $12.385 per dekatherm per month until October 31, 2018, at which time the rate will be reduced to $6.386 per dekatherm per month for the remainder of the agreement.
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
As of December 31, 2016, we are an accelerated filer. As an accelerated filer for the fiscal year ended December 31, 2016, we are required to prepare and include in our annual report to stockholders for such period a report regarding management’s assessment of our internal control over financial reporting under the Exchange Act and have included this report in Item 9A of this Annual Report on Form 10-K.
Additional information is incorporated herein by reference to the sections captioned "Nominees for Directors," "Incumbent Directors Continuing in Office," "Information About Executive Officers," "Board of Directors Meetings and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Stockholder Proposals and Nominations for the 2017 Annual Meeting" in our proxy statement for our 2017 Annual Stockholder Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections captioned "Director Compensation Table" and "Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2017 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections captioned "Security Ownership of Management and Certain Beneficial Owners" in our proxy statement for our 2017 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections captioned "Nominees for Director," "Incumbent Directors Continuing in Office," "Board of Directors Meetings and Committees" and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2017 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Services" in our proxy statement for our 2017 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1. The Financial Statements listed in the Index to Financial Statements on Page F-1.
2. The Exhibits listed in the Exhibit Index below.

Exhibit No.	Description of Document

3.1	Articles of Amendment and Restatement of CorEnergy Infrastructure Trust, Inc., as amended (33)
3.2	Second Amended and Restated Bylaws (3)
3.3	Articles Supplementary, dated January 22, 2015, Establishing and Fixing the Rights and Preferences of the Registrant’s 7.375% Series A Cumulative Redeemable Preferred Stock (23)
4.1	Form of Stock Certificate for Common Stock of CorEnergy Infrastructure Trust, Inc. (2)
4.2	Form of Certificate of CorEnergy Infrastructure Trust, Inc.'s 7.375% Series A Cumulative Redeemable Preferred Stock (23)
4.3	Registration Rights Agreements with Merrill Lynch & Co; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated dated January 9, 2006 (1)
4.4	Registration Rights Agreement dated April 2007 (4)
4.5.1	Base Indenture, dated as of June 29, 2015, between CorEnergy Infrastructure Trust, Inc. and Computershare Trust Company, N.A. (26)
4.5.2	First Supplemental Indenture, dated as of June 29, 2015, between CorEnergy Infrastructure Trust, Inc. and Computershare Trust Company, N.A. (26)
4.6	Global note evidencing the 7.00% Convertible Notes due 2020 (26)
10.1	Dividend Reinvestment Plan (5)
10.2.1	Management Agreement dated April 30, 2014, effective January 1, 2014, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (13)
10.2.2	Management Agreement dated May 8, 2015, effective May 1, 2015 between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (24)
10.2.3
Letter Agreement, dated November 9, 2015 and effective as of September 30, 2015, concerning Management Fee for September 30, 2015 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (29)

10.2.4
Letter Agreement, dated February 24, 2016 and effective as of December 31, 2015, concerning Incentive Fee for December 31, 2015 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (33)

10.2.5
Letter Agreement, dated May 9, 2016, concerning Management Fee for March 31, 2016 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (31)

10.2.6
Letter Agreement, dated June 30, 2016, concerning Incentive Fee for June 30, 2016 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (32)

10.2.7
Letter Agreement, dated December 31, 2016, concerning Incentive Fee for December 31, 2016 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. - filed herewith

10.3.1	Advisory Agreement dated December 1, 2011 (7)
10.3.2	Amended Advisory Agreement dated December 21, 2012 (11)
10.4	Custody Agreement with U.S. Bank National Association dated September 13, 2005 (1)
10.5	First Amendment to the Custody Agreement with U.S. Bank National Association dated May 24, 2010 (6)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

10.6	Stock Transfer Agency Agreement with Computershare Investor Services, LLC dated September 13, 2005 (1)
10.7.1	Second Amended Administration Agreement dated December 1, 2011 (7)
10.7.2	Amendment and Assignment to the Second Amended Administration Agreement dated August 7, 2012 (11)
10.8	Warrant Agreement with Computershare Investor Services, LLC as Warrant Agent dated December 8, 2005 (1)
10.9.1	Purchase and Sale Agreement, dated December 7, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (8)
10.9.2	Amendment to Purchase and Sale Agreement, dated December 12, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (9)
10.10.1	Subscription Agreement, dated December 7, 2012, by and among Pinedale GP, Inc., Ross Avenue Investments, LLC and Pinedale Corridor, LP (8)
10.10.2	First Amendment to Subscription Agreement by and among Pinedale Corridor, LP, Pinedale GP, Inc. and Ross Avenue Investments, LLC (9)
10.11.1	Term Credit Agreement, dated December 7, 2012, by and among Pinedale Corridor, LP, KeyBank National Association, as lender and KeyBank National Association, as administrative agent (8)
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

10.12.1	Lease Agreement dated December 20, 2012 by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (10)
10.12.2	First Amendment to Lease, dated June 19, 2013, by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (14)
10.12.3	Amended and Restated Limited Guaranty of Collection, dated November 28, 2016, between Ultra Resources, Inc., and Pinedale Corridor, L.P. - filed herewith
10.13	First Amended and Restated Limited Partnership Agreement of Pinedale Corridor, LP, dated December 20, 2012, by and between Pinedale GP, Inc. and Ross Avenue Investments, LLC (10)
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

10.15	Membership Interest Purchase Agreement, dated January 14, 2014, by and among Lightfoot Capital Partners, LP, CorEnergy Infrastructure Trust, Inc. and Arc Terminals Holdings LLC (15)
10.16	Lease, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (16)
10.17	Asset Purchase Agreement, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (16)
10.19.1	Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. (17)
10.19.2	Amendment No. 1 to Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. (18)
10.19.3	Amendment No. 2 to Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. (33)
10.20.1	Revolving Credit Agreement dated as of September 26, 2014 by and among the Company and Regions Bank, et al (19)
10.20.2	First Amendment to Revolving Credit Agreement, dated November 24, 2014 by and among the Company and Regions Bank, et al (22)
10.20.3	Amended and Restated Revolving Credit Agreement, dated July 8, 2015, by and among the Company and Regions Bank, et al (28)
10.20.4
First Amendment, dated November 4, 2015, and effective as of September 30, 2015, to Amended and Restated Revolving Credit Agreement, dated July 8, 2015, by and among the Company and Regions Bank, et al (33)

10.20.5	Limited Consent and Amendment, dated March 4, 2016 by and among the Company and Regions Bank, et al (33)
10.21.1	Limited Liability Company Interests Purchase Agreement, dated November 17, 2014 between CorEnergy Infrastructure Trust, Inc. and Mogas Energy, LLC (20)
10.21.2	Amendment to Limited Liability Company Interests Purchase Agreement, dated November 18, 2014 between CorEnergy Infrastructure Trust, Inc. and Mogas Energy, LLC (21)
10.22	Firm Service Transportation Agreement, Contract No. FRM-LGC-1001, dated March 1, 2017, between MoGas Pipeline LLC and Laclede Gas Company - filed herewith
10.23.1	Purchase and Sale Agreement, dated June 22, 2015, by and between Grand Isle Corridor, LP and Energy XXI USA, Inc. (25)
10.23.2	Guaranty, dated June 22, 2015, by CorEnergy Infrastructure Trust, Inc. in favor Energy XXI USA, Inc. (25)
10.23.3	Guaranty, dated June 22, 2015, by Energy XXI Ltd in favor of Grand Isle Corridor, LP (25)
10.23.4	Assignment and Assumption Agreement, dated December 30, 2016, between Energy XXI USA, Inc., Energy XXI Gulf Coast, Inc., and Grand Isle Corridor, L.P. - filed herewith

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

10.23.5	Assignment and Assumption of Guaranty and Release, dated December 30, 2016, between Energy XXI Ltd, Energy XXI Gulf Coast, Inc., and Grand Isle Corridor, L.P. - filed herewith
10.24
Lease, dated June 30, 2015, by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC. Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information. (27)

10.25	Letter Agreement Concerning Loans and Other Agreements with Black Bison Related Entities, dated August 15, 2015 (29)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends- filed herewith
21.1	Subsidiaries of the Company - filed herewith
23.1	Consent of Ernst & Young LLP dated March 1, 2017 - filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101
The following materials from CorEnergy Infrastructure Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements - furnished herewith

(1)	Incorporated by reference to the Registrant's Registration Statement on Form N-2, filed August 28, 2006 (File No. 333-136923).
(2)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 14, 2014 (the first Form 8-K filing on such date).
(3)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed July 31, 2013.
(4)	Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed July 3, 2007 (File No. 333-142859).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended November 30, 2010 and filed January 26, 2011.
(7)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 1, 2011.
(8)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 10, 2012 (the first Form 8-K filing on such date).
(9)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 17, 2012.
(10)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed December 21, 2012.
(11)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 2012, filed February 13, 2013.
(12)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 12, 2014.
(14)	Incorporated by reference to the Registrant's current report on Form 8-K, filed August 27, 2013.
(15)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 14, 2014 (the second Form 8-K filing on such date).
(16)	Incorporated by reference to the Registrant's current report on Form 8-K, filed January 22, 2014.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed August 11, 2014.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed September 17, 2014 (File No. 333-198799).
(19)	Incorporated by reference to the Registrant's current report on Form 8-K, filed September 30, 2014.
(20)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 17, 2014.
(21)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 20, 2014.
(22)	Incorporated by reference to the Registrant’s current report on Form 8-K, filed November 25, 2014.
(23)	Incorporated by reference to the Registrant’s Form 8-A, filed January 26, 2015.
(24)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 11, 2015.
(25)	Incorporated by reference to the Registrant's current report on Form 8-K, filed June 22, 2015.
(26)	Incorporated by reference to the Registrant's current report on Form 8-K, filed June 29, 2015.
(27)	Incorporated by reference to the Registrant's current report on Form 8-K, filed June 30, 2015.
(28)	Incorporated by reference to the Registrant's current report on Form 8-K, filed July 8, 2015.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

(29)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 10, 2015.
(30)	Incorporated by reference to the Registrant's current report on Form 8-K, filed December 31, 2015.
(31)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016.
(32)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 9, 2016.
(33)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015, filed March 14, 2016.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CorEnergy Infrastructure Trust, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorEnergy Infrastructure Trust, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CorEnergy Infrastructure Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Kansas City, MO
March 1, 2017

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets
Leased property, net of accumulated depreciation of $52,219,717 and $33,869,263	$489,258,369	$509,226,215
Property and equipment, net of accumulated depreciation of $9,292,712 and $5,948,988	116,412,806	119,629,978
Financing notes and related accrued interest receivable, net of reserve of $4,100,000 and $13,784,137	1,500,000	7,675,626
Other equity securities, at fair value	9,287,209	8,393,683
Cash and cash equivalents	7,895,084	14,618,740
Accounts and other receivables	19,415,666	10,431,240
Deferred costs, net of accumulated amortization of $2,261,151 and $2,717,609	3,132,050	4,187,271
Prepaid expenses and other assets	354,230	491,024
Deferred tax asset	1,758,289	1,606,976
Goodwill	1,718,868	1,718,868
Total Assets	$650,732,571	$677,979,621
Liabilities and Equity
Secured credit facilities, net (including $8,860,577 and $0 with related party)	89,387,985	105,440,842
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,755,105 and $3,576,090	111,244,895	111,423,910
Asset retirement obligation	11,882,943	12,839,042
Accounts payable and other accrued liabilities	2,416,283	2,317,774
Management fees payable	1,735,024	1,763,747
Unearned revenue	155,961	—
Total Liabilities	$216,823,091	$233,785,315
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding at December 31, 2016, and December 31, 2015	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,886,216 and 11,939,697 shares issued and outstanding at December 31, 2016, and December 31, 2015 (100,000,000 shares authorized)	11,886	11,940
Additional paid-in capital	350,217,746	361,581,507
Accumulated other comprehensive income (loss)	(11,196)	190,797
Total CorEnergy Equity	406,468,436	418,034,244
Non-controlling Interest	27,441,044	26,160,062
Total Equity	433,909,480	444,194,306
Total Liabilities and Equity	$650,732,571	$677,979,621
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2016	2015	2014
Revenue
Lease revenue	$67,994,130	$48,086,072	$28,223,765
Transportation and distribution revenue	21,094,112	14,345,269	1,298,093
Financing revenue	162,344	1,697,550	1,077,813
Sales revenue	—	7,160,044	9,708,902
Total Revenue	89,250,586	71,288,935	40,308,573
Expenses
Transportation and distribution expenses	6,463,348	4,609,725	1,299,782
Cost of Sales	—	2,819,212	7,291,968
General and administrative	12,270,380	9,745,704	7,872,753
Depreciation, amortization and ARO accretion expense	22,522,871	18,766,551	13,195,255
Provision for loan loss and disposition	5,014,466	13,784,137	—
Total Expenses	46,271,065	49,725,329	29,659,758
Operating Income	$42,979,521	$21,563,606	$10,648,815
Other Income (Expense)
Net distributions and dividend income	$1,140,824	$1,270,755	$1,836,783
Net realized and unrealized gain (loss) on other equity securities	824,482	(1,063,613)	(466,026)
Interest expense	(14,417,839)	(9,781,184)	(3,675,122)
Total Other Expense	(12,452,533)	(9,574,042)	(2,304,365)
Income before income taxes	30,526,988	11,989,564	8,344,450
Taxes
Current tax expense (benefit)	(313,107)	922,010	3,843,937
Deferred tax benefit	(151,313)	(2,869,563)	(4,069,500)
Income tax benefit, net	(464,420)	(1,947,553)	(225,563)
Net Income	30,991,408	13,937,117	8,570,013
Less: Net Income attributable to non-controlling interest	1,328,208	1,617,206	1,556,157
Net Income attributable to CorEnergy Stockholders	$29,663,200	$12,319,911	$7,013,856
Preferred dividend requirements	4,148,437	3,848,828	—
Net Income attributable to Common Stockholders	$25,514,763	$8,471,083	$7,013,856

Net Income	$30,991,408	$13,937,117	$8,570,013
Other comprehensive income (loss):
Changes in fair value of qualifying hedges attributable to CorEnergy stockholders	(201,993)	(262,505)	(324,101)
Changes in fair value of qualifying hedges attributable to non-controlling interest	(47,226)	(61,375)	(75,780)
Net Change in Other Comprehensive Loss	$(249,219)	$(323,880)	$(399,881)
Total Comprehensive Income	30,742,189	13,613,237	8,170,132
Less: Comprehensive income attributable to non-controlling interest	1,280,982	1,555,831	1,480,377
Comprehensive Income attributable to CorEnergy Stockholders	$29,461,207	$12,057,406	$6,689,755
Earnings Per Common Share:
Basic	$2.14	$0.79	$1.06
Diluted	$2.14	$0.79	$1.06
Weighted Average Shares of Common Stock Outstanding:
Basic	11,901,985	10,685,892	6,605,715
Diluted	11,901,985	10,685,892	6,605,715
Dividends declared per share	$3.000	$2.750	$2.570
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount	Warrants
Balance at December 31, 2013	4,831,232	$4,831	$—	$1,370,700	$173,460,344	$777,403	$1,580,062	$28,348,030	$205,541,370
Net income	—	—	—	—	—	—	7,013,856	1,556,157	8,570,013
Net change in cash flow hedges	—	—	—	—	—	(324,101)	—	(75,780)	(399,881)
Total comprehensive income (loss)	—	—	—	—	—	(324,101)	7,013,856	1,480,377	8,170,132
Net offering proceeds from issuance of common stock	4,485,000	4,485	—	—	141,720,743	—	—	—	141,725,228
Common stock dividends	—	—	—	—	(6,734,166)	—	(8,593,918)	—	(15,328,084)
Common stock issued under director's compensation plan	805	1	—	—	29,999	—	—	—	30,000
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(2,737,712)	(2,737,712)
Reinvestment of dividends paid to common stockholders	3,973	4	—	—	140,104	—	—	—	140,108
Warrant expiration	—	—	—	(1,370,700)	1,370,700	—	—	—	—
Balance at December 31, 2014	9,321,010	9,321	—	—	309,987,724	453,302	—	27,090,695	337,541,042
Net income	—	—	—	—	—	—	12,319,911	1,617,206	13,937,117
Net change in cash flow hedges	—	—	—	—	—	(262,505)	—	(61,375)	(323,880)
Total comprehensive income (loss)	—	—	—	—	—	(262,505)	12,319,911	1,555,831	13,613,237
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	56,250,000	—	(2,039,524)	—	—	—	54,210,476
Net offering proceeds from issuance of common stock	2,587,500	2,587	—	—	73,254,777	—	—	—	73,257,364
Series A preferred stock dividends	—	—	—	—	—	—	(3,503,125)	—	(3,503,125)
Common stock dividends	—	—	—	—	(20,529,353)	—	(8,816,786)	—	(29,346,139)
Common stock issued under director's compensation plan	2,677	3	—	—	89,997	—	—	—	90,000
Distributions to non-controlling interest	—	—	—	—	—	—	—	(2,486,464)	(2,486,464)
Reinvestment of dividends paid to common stockholders	28,510	29	—	—	817,886	—	—	—	817,915
Balance at December 31, 2015	11,939,697	11,940	56,250,000	—	361,581,507	190,797	—	26,160,062	444,194,306
Net income	—	—	—	—	—	—	29,663,200	1,328,208	30,991,408
Net change in cash flow hedges	—	—	—	—	—	(201,993)	—	(47,226)	(249,219)
Total comprehensive income (loss)	—	—	—		—	(201,993)	29,663,200	1,280,982	30,742,189
Repurchase of common stock	(90,613)	(91)	—		(2,041,760)	—	—	—	(2,041,851)
Series A preferred stock dividends	—	—	—	—	—	—	(4,148,437)	—	(4,148,437)
Common stock dividends	—	—	—	—	(10,197,853)	—	(25,514,763)	—	(35,712,616)
Common stock issued under director's compensation plan	2,551	2	—	—	59,998	—	—	—	60,000
Reinvestment of dividends paid to common stockholders	34,581	35	—	—	815,854	—	—	—	815,889
Balance at December 31, 2016	11,886,216	$11,886	$56,250,000	$—	$350,217,746	$(11,196)	$—	$27,441,044	$433,909,480
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2016	2015	2014
Operating Activities
Net Income	$30,991,408	$13,937,117	$8,570,013
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(151,313)	(2,869,563)	(4,069,500)
Depreciation, amortization and ARO accretion	24,548,350	20,662,297	14,289,017
Provision for loan loss	5,014,466	13,784,137	—
Gain on repurchase of convertible debt	(71,702)	—	—
Net distributions and dividend income, including recharacterization of income	(117,004)	(371,323)	960,384
Net realized and unrealized (gain) loss on other equity securities	(781,153)	1,063,613	(1,357,496)
Unrealized gain on derivative contract	(75,591)	(70,333)	(70,720)
Settlement of derivative contract	(95,319)	—	—
Common stock issued under directors compensation plan	60,000	90,000	30,000
Changes in assets and liabilities:
Increase in accounts and other receivables	(8,534,426)	(2,273,092)	(383,306)
Decrease (increase) in financing note accrued interest receivable	95,114	(355,208)	—
Decrease (increase) in prepaid expenses and other assets	329,735	(37,462)	96,743
(Decrease) increase in management fee payable	(28,723)	599,348	468,961
Decrease in accounts payable and other accrued liabilities	(231,151)	(847,683)	(2,276,773)
Increase (decrease) in unearned revenue	155,961	(711,230)	711,230
Net cash provided by operating activities	$51,108,652	$42,600,618	$16,968,553
Investing Activities
Proceeds from sale of long-term investment in other equity securities	—	—	10,806,879
Proceeds from assets and liabilities held for sale	644,934	7,678,246	—
Deferred lease costs	—	(336,141)	—
Acquisition expenditures	—	(251,513,344)	(168,204,309)
Purchases of property and equipment, net	(191,926)	(138,918)	(11,970)
Proceeds from asset foreclosure and sale	223,451	—	948
Increase in financing notes receivable	(202,000)	(524,037)	(20,648,714)
Principal payment on financing note receivable	—	100,000	—
Return of capital on distributions received	4,631	121,578	981,373
Net cash provided (used) by investing activities	$479,090	$(244,612,616)	$(177,075,793)
Financing Activities
Debt financing costs	(193,000)	(1,617,991)	(3,269,429)
Net offering proceeds on Series A preferred stock	—	54,210,476	—
Net offering proceeds on common stock	—	73,184,679	141,797,913
Net offering proceeds on convertible debt	—	111,262,500	—
Repurchases of common stock	(2,041,851)	—	—
Repurchases of convertible debt	(899,960)	—	—
Dividends paid on Series A preferred stock	(4,148,437)	(3,503,125)	—
Dividends paid on common stock	(34,896,727)	(28,528,224)	(15,187,976)
Distributions to non-controlling interest	—	(2,486,464)	(2,737,712)
Advances on revolving line of credit	44,000,000	45,392,332	34,676,948
Payments on revolving line of credit	—	(77,533,609)	(2,617,606)
Proceeds from term debt	—	45,000,000	—
Principal payments on secured credit facilities	(60,131,423)	(6,328,000)	(2,940,000)
Net cash (used) provided by financing activities	$(58,311,398)	$209,052,574	$149,722,138
Net Change in Cash and Cash Equivalents	$(6,723,656)	$7,040,576	$(10,385,102)
Cash and Cash Equivalents at beginning of period	14,618,740	7,578,164	17,963,266
Cash and Cash Equivalents at end of period	$7,895,084	$14,618,740	$7,578,164
See accompanying Notes to Consolidated Financial Statements.
Supplemental information continued on next page.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc. (Continued from previous page)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
Supplemental Disclosure of Cash Flow Information
Interest paid	$12,900,901	$7,873,333	$2,762,903
Income taxes paid (net of refunds)	$37,736	$747,406	$3,260,576

Non-Cash Investing Activities
Change in accounts and other receivables	$(450,000)	$—	$—
Change in accounts payable and accrued expenses related to acquisition expenditures	$—	$(614,880)	$270,615
Change in accounts payable and accrued expenses related to issuance of financing and other notes receivable	$—	$(39,248)	$39,248
Net change in Assets Held for Sale, Property and equipment, Prepaid expenses and other assets, Accounts payable and other accrued liabilities and Liabilities held for sale	$(1,776,549)	$—	$—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of common equity	$—	$(72,685)	$72,685
Change in accounts payable and accrued expenses related to debt financing costs	$—	$(43,039)	$(176,961)
Reinvestment of distributions by common stockholders in additional common shares	$815,889	$817,915	$140,108
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. and its subsidiaries (referred to as "CorEnergy" or "the Company"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common shares are listed on the New York Stock Exchange under the symbol “CORR” and its depositary shares representing Series A Preferred are listed on the New York Stock Exchange under the symbol "CORR PrA".
The Company is primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. The Company also may provide other types of capital, including loans secured by energy infrastructure assets. Targeted assets include pipelines, storage tanks, transmission lines, and gathering systems, among others. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to other sources such as corporate borrowing, bond offerings, or equity offerings. Many of the Company's leases contain participation features in the financial performance or value of the underlying infrastructure real property asset. The triple-net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order. CorEnergy considers its investments in these energy infrastructure assets to be a single business segment and report them accordingly in its financial statements.
In 2013 CorEnergy qualified for REIT status, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of the Company's assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent the Company from qualifying as a REIT. The Company's use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows it to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries.
Taxable REIT subsidiaries hold the Company's securities portfolio, operating businesses and certain financing notes receivable as follows:

•	Corridor Public Holdings, Inc. and its wholly-owned subsidiary Corridor Private Holdings, Inc, hold the Company's securities portfolio.

•	Mowood Corridor, Inc. and its wholly-owned subsidiary, Mowood, LLC, which is the holding company for the Company's operating company, Omega Pipeline Company, LLC.

•	Corridor MoGas, Inc. holds the operating companies, MoGas Pipeline, LLC and United Property Systems, LLC.

•	CorEnergy BBWS, Inc., Corridor Private Holdings, Inc., and Corridor Leeds Path West, Inc. may, from time to time, hold financing notes receivable.
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include CorEnergy accounts and the accounts of its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-K. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
2. SIGNIFICANT ACCOUNTING POLICIES
A. Use of Estimates – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
C. Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of assets, are capitalized and depreciated over the remaining estimated useful life of the asset. The Company initially records long-lived assets at their purchase price plus any direct acquisition costs, unless the transaction is accounted for as a business combination, in which case the acquisition costs are expensed as incurred. If the transaction is accounted for as a business combination, the Company allocates the purchase price to the acquired tangible and intangible assets and liabilities based on their estimated fair values.
D. Long-Lived Asset Impairment – The Company’s long-lived assets consist primarily of a subsea midstream pipeline system, liquids gathering system, petroleum products terminal, and natural gas pipelines that have been obtained through asset acquisitions and a business combination. Management continually monitors its business, the business environment, and performance of its operations to determine if an event has occurred that indicates that the carrying value of a long-lived asset may be impaired. When a triggering event occurs, which is a determination that involves judgment, management utilizes cash flow projections to assess its ability to recover the carrying value of its assets based on our long-lived assets' ability to generate future cash flows on an undiscounted basis. This differs from the evaluation of goodwill, for which the recoverability assessment utilizes fair value estimates that include discounted cash flows in the estimation process, and accordingly any goodwill impairment recognized may not be indicative of a similar impairment of the related underlying long-lived assets.
Management’s projected cash flows of long-lived assets are generally based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, management records an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates, and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from management’s estimates. There were no impairments of long-lived assets recorded during the years ended December 31, 2016, 2015 or 2014.
E. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company does determine an allowance is necessary, the amount deemed uncollectable is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if the Company does not otherwise expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the years, ended December 31, 2016 and 2015, the Company recorded provisions for loan losses of approximately $5.0 million and $13.8 million, respectively. The Company's financing notes receivable are discussed more fully in Note 4.
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
The Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of private investments. It has retained an independent valuation firm to provide third party valuation consulting services based on procedures that the Company has identified and may ask them to perform from time to time on all or a selection of private investments as determined by the Company. The multi-step valuation process is specific to the level of assurance that the Company requests from the independent valuation firm. For positive assurance, the process is as follows:

•	The independent valuation firm prepares the valuations and the supporting analysis.

•	The valuation report is reviewed and approved by senior management.

•	The Audit Committee of the Board of Directors reviews the supporting analysis and accepts the valuations.
G. Fair Value Measurements – FASB ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Various inputs are used in determining the fair value of the Company’s assets and liabilities. These inputs are summarized in the three broad levels listed below:

•	Level 1 - quoted prices in active markets for identical investments

•	Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
See Note 11 for further discussion of the Company’s fair value measurements.
H. Cash and Cash Equivalents – The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC insured limits. The Company’s cash equivalents are comprised of short-term, liquid money market instruments.
I. Accounts and other receivables – Accounts receivable are presented at face value net of an allowance for doubtful accounts within accounts and other receivables on the balance sheet. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. For the years ended December 31, 2016 and 2015, the Company determined that an allowance for doubtful accounts was not necessary.
Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees, as discussed within Note 3. Lease receivables may also represent timing differences between straight-line revenue recognition and contractual lease receipts and is recorded within Accounts and other receivables on the balance sheet. As of December 31, 2016, lease payments by our tenants have remained timely and without lapse.
J. Goodwill – Goodwill represents the excess of the amount paid for the MoGas business over the fair value of the net identifiable assets acquired. To comply with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), the Company performs an impairment

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

test for goodwill annually, or more frequently in the event that a triggering event has occurred. December 31st is the Company’s annual testing date.
In accordance with ASC 350, a company may elect to perform a qualitative assessment to determine whether the two-step quantitative impairment test is required. If the company elects to perform a qualitative assessment, the two-step quantitative impairment test is required only if the conclusion is that it is more likely than not that the reporting unit's fair value is less than its carrying amount. For the December 31, 2016 annual impairment test, management proceeded directly to the quantitative two-step approach and did not perform a qualitative assessment. Under the two-step approach, Step 1 compares the fair value of the reporting unit to its carrying value. As of the December 31, 2016 testing date, the fair value of the MoGas reporting unit was determined to be greater than its carrying value; therefore, a Step 2 was not required to be completed and no impairment was recorded.
The reporting unit fair value is based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved ("Discounted Cash Flow" or "DCF"). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. Forecasted cash flows require management to make judgments and assumptions, including estimates of future volumes and rates. Declines in volumes or rates from those forecasted, or other changes in assumptions, may result in a change in management's estimate and result in an impairment.
K. Debt Discount and Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and amortized into interest expense over the debt term. Issuance costs related to long-term debt are recorded as a direct deduction from the carrying amount of that debt liability, net of accumulated amortization. Issuance costs related to line-of-credit arrangements however, are presented as an asset instead of a direct deduction from the carrying amount of the debt. See Note 12 for further discussion. In accordance with ASC 470, Debt ("ASC 470") the Company recorded its Convertible Senior Notes at the aggregate principal amount, less discount. The Company is amortizing the debt discount over the life of the convertible notes as additional non-cash interest expense utilizing the effective interest method. Refer to Note 13 for additional information.
L. Asset Retirement Obligations – The Company follows ASC 410-20, Asset Retirement Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The Company recognized an existing ARO in conjunction with the acquisition of the GIGS in June 2015, which was initially measured at fair value at the acquisition date.
We measure changes in the ARO liability due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The increase in the carrying amount of the liability is recognized as an expense classified as an operating item in the statement of income, hereinafter referred to as ARO accretion expense. The Company periodically reassesses the timing and amount of cash flows anticipated associated with the ARO and adjusts the fair value of the liability accordingly under the guidance in ASC 410-20.
The fair value of the obligation at the acquisition date was capitalized as part of the carrying amount of the related long-lived assets and is being depreciated over the asset's remaining useful life. The useful lives of most pipeline gathering systems are primarily derived from available supply resources and ultimate consumption of those resources by end users. Adjustments to the ARO resulting from reassessments of the timing and amount of cash flows will result in changes to the retirement costs capitalized as part of the carrying amount of the asset.
Refer to Note 14 for additional information.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

Omega is also paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system. Omega is responsible for the coordination, supervision, and quality of the expansions while actual construction is generally performed by third party contractors. Revenues from expansion efforts are recognized using either a completed contract, percentage of completion, or cost-plus method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of our ability to collect those revenues. Under the new DOD contract, the annual contracted amount for pipeline maintenance is invoiced monthly by Omega on a straight-line basis. Amounts invoiced in excess of earned revenue are classified as unearned revenue and included as a liability within the Consolidated Balance Sheets.

•
Financing revenue – Historically, financing notes receivable have been considered a core product offering and therefore the related income is presented as a component of operating income. For increasing rate loans, base interest income is recorded ratably over the life of the loan, using the effective interest rate. The net amount of deferred loan origination income and costs are amortized on a straight-line basis over the life of the loan and reported as an adjustment to yield in financing revenue. Participating financing revenues are recorded when specific performance criteria have been met.

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
Historically, Omega's amounts paid for gas and propane delivered to customers were presented as cost of sales. Beginning February 1, 2016, under a new contract with the Department of Defense, amounts paid by Omega for gas and propane are netted against sales and are presented in the transportation and distribution revenue line. See paragraph (M) above.
O. Other Income Recognition – Specific policies for the Company’s other income items are as follows:

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

P. Asset Acquisition Expenses – Costs incurred in connection with the research of real property acquisitions not accounted for as business combinations are expensed until it is determined that the acquisition of the real property is probable. Upon such determination, costs incurred in connection with the acquisition of the property are capitalized as described in paragraph (C) above. Deferred costs related to an acquisition that we have determined, based on our judgment, not to pursue are expensed in the period in which such determination is made. Costs incurred in connection with a business combination are expensed as incurred.
Q. Offering Costs – Offering costs related to the issuance of common or preferred stock are charged to additional paid-in capital when the stock is issued.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

R. Derivative Instruments and Hedging Activities – The Company uses forward swap contracts primarily to reduce exposure to changes in interest rates on a portion of its variable-rate debt and to provide a cash flow hedge. In accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”), these derivative contracts are recorded on the balance sheet at fair value. Historically, these derivative instruments have been designated as hedges for accounting purposes. The measurement of the cash flow hedge ineffectiveness has historically been recognized in earnings, when applicable. The effective portion of the gain or loss on qualifying swaps has been reported in accumulated other comprehensive income (loss) ("AOCI"), in accordance with ASC 815. For swaps de-designated as cash flow hedges, changes in fair value of the swaps have been fully recognized in earnings. See Note 15 for further discussion.
S. Earnings Per Share – Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of net loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of shares issuable upon conversion of the Convertible Notes calculated using the if-converted method.
T. Federal and State Income Taxation – In 2013 the Company qualified for REIT status, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of its assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent the Company from qualifying as a REIT.
As a REIT, the Company holds and operates certain of its assets through one or more wholly-owned TRSs. The Company's use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows it to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries.
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the year ended December 31, 2016, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
If the Company ceased to qualify as a REIT, the Company, as a C corporation, would be obligated to pay federal and state income tax on its taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. The Company may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.
U. Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Company is currently planning to use the modified retrospective transition method. However, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

retrospective application to our December 31, 2015 Consolidated Balance Sheets. The effect of the adoption was to reclassify $510 thousand of debt issuance costs at December 31, 2015 from deferred costs, net of accumulated amortization, to long-term debt.
In January 2016, the FASB issued ASU 2016-01 "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which will require entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The guidance will be effective for us beginning with the first quarter of 2018. We are currently evaluating the impact of the new standard but do not believe its adoption will have a material impact on our consolidated financial statements.
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
3. LEASED PROPERTIES AND LEASES
As of December 31, 2016, the Company had three significant leased properties located in Oregon, Wyoming, Louisiana, and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial terms of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS(1)	Portland Terminal Facility
Location	Gulf of Mexico/Louisiana	Pinedale, WY	Portland, OR
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC	Arc Terminals Holdings LLC
Asset Description	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system	Approximately 150 miles of pipelines and four central storage facilities	A 42-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1.5 million barrels
Date Acquired	June 2015	December 2012	January 2014
Initial Lease Term	11 years	15 years	15 years
Renewal Option	equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms	5-year terms
Current Monthly Rent Payments	7/1/15 - 6/30/16: $2,625,417 7/1/16 - 6/30/17: $2,826,250	$1,723,833(2)	$513,355
Estimated Useful Life	27 years	26 years	30 years
(1) Non-Controlling Interest Partner, Prudential, funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. The general partner, Pinedale GP, a wholly-owned subsidiary of the Company, holds the remaining 81.05 percent of the economic interest.

(2) Monthly rent payments will increase to $1,741,933 beginning January 1, 2017.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The future contracted minimum rental receipts for all leases as of December 31, 2016, are as follows:

Future Minimum Lease Receipts (1)
Years Ending December 31,	Amount
2017	$61,201,298
2018	61,356,965
2019	63,724,621
2020	70,890,429
2021	77,071,774
Thereafter	376,628,521
Total	$710,873,608
(1) Future minimum lease receipts include base rents for the Portland Terminal Facility through its initial 15-year term. The lessee has a purchase option on the facility beginning in February 2017, which it can exercise with 90-days notice, as well as lease termination options on the fifth and tenth anniversaries of the lease. If exercised, the purchase option and termination options are subject to additional payment provisions and termination fees prescribed under the lease.

The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2016	2015	2016	2015	2014
Pinedale LGS	39.8%	40.0%	30.4%	42.9%	71.9%
Grand Isle Gathering System	50.0%	50.1%	59.8%	42.3%	—
Portland Terminal Facility	9.9%	9.6%	9.7%	13.3%	19.0%
Public Service of New Mexico(2)	—	—	—	1.3%	9.1%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) The Public Service of New Mexico lease terminated on April 1, 2015.
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with our leases and leased properties:

	For the Years Ended December 31,
	2016	2015	2014
Depreciation Expense
GIGS	$8,605,506	$4,317,769	$—
Pinedale	8,869,440	8,869,440	8,869,445
Portland Terminal Facility	843,084	1,235,369	1,390,236
Eastern Interconnect Project	—	569,670	2,278,680
United Property Systems	32,424	29,700	3,011
Total Depreciation Expense	$18,350,454	$15,021,948	$12,541,372
Amortization Expense - Deferred Lease Costs
GIGS	$30,564	$15,130	$—
Pinedale	61,368	61,368	61,369
Total Amortization Expense - Deferred Lease Costs	$91,932	$76,498	$61,369
ARO Accretion Expense
GIGS	$726,664	$339,042	$—
Total ARO Accretion Expense	$726,664	$339,042	$—
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with our leased properties:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	December 31, 2016	December 31, 2015
Net Deferred Lease Costs
GIGS	$290,447	$321,011
Pinedale	673,085	734,454
Total Deferred Lease Costs, net	$963,532	$1,055,465
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
Ultra Petroleum
On April 29, 2016 Ultra Petroleum, filed a voluntary petition to reorganize under Chapter 11. The filing included Ultra Wyoming LGS, LLC, the operator of the Pinedale LGS and tenant of the Pinedale Lease Agreement. The bankruptcy filing of both the guarantor, Ultra Petroleum, and the tenant and circumstances prompting the filing constituted defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing serves as a stay of the Company's ability to exercise remedies for certain of those defaults. However, Section 365 of the Bankruptcy Code requires Ultra Wyoming to comply on a timely basis with many provisions of the Pinedale Lease Agreement, including the payment provisions. The only exception to that requirement would be if Ultra Wyoming had taken specific action to reject the Pinedale Lease Agreement. During the fourth quarter of 2016, CorEnergy and Ultra Wyoming agreed to, and completed, mediation, which resulted in Ultra Wyoming's agreement to assume the Pinedale lease without amendment. This lease assumption was approved by the bankruptcy court on November 28, 2016.
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

EXXI
On April 14, 2016, Energy XXI and substantially all of its directly and indirectly owned subsidiaries filed a voluntary petition to reorganize under Chapter 11, after reaching an agreement with certain creditors to provide support for a restructuring of its debt. The bankruptcy filing of Energy XXI, the guarantor of the Grand Isle Lease Agreement, and its failure to make interest payments to its creditors within the applicable cure period, would have constituted defaults under the terms of the Grand Isle Lease Agreement. However, to facilitate post-filing financing arrangements between the EXXI Debtor Group and its lenders, the Company provided a conditional waiver to certain remedies available to it as a result of these non-monetary defaults. EXXI Tenant did not file for bankruptcy. Therefore, its obligations under the Grand Isle Lease Agreement were not subject to the proceedings which affected the EXXI Debtor Group and all scheduled lease payments remained current throughout the proceedings. On December 30, 2016, EXXI announced its emergence from Chapter 11 Bankruptcy. The succeeding company is named Energy XXI Gulf Coast, Inc.
EXXI has historically been subject to the reporting requirements under the Exchange Act and required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Following emergence from bankruptcy, the succeeding company has continued to file Exchange Act reports with the SEC as well. Its SEC filings can be found at www.sec.gov (historical - EXXI; successor - Energy XXI Gulf Coast, Inc.). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EXXI, but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of EXXI that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
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
Lease of Property Held for Sale
Public Service Company of New Mexico ("PNM")
On November 1, 2012, the Company entered into a definitive Purchase Agreement with PNM to sell the Company's 40 percent undivided interest in the EIP upon termination of the PNM Lease Agreement on April 1, 2015, for $7.7 million. The EIP leased asset held for sale was leased on a triple-net basis through April 1, 2015, (the "PNM Lease Agreement") to PNM, an independent electric utility company serving approximately 500 thousand customers (unaudited) in New Mexico. PNM is a subsidiary of PNM Resources Inc. (NYSE: PNM) ("PNM Resources").
At the time of acquisition, the lease payments under the PNM Lease Agreement were determined to be above market rates for similar leased assets and the Company recorded an intangible asset of $1.1 million for this premium which was amortized as a reduction to lease revenue over the lease term. Annual amortization of the intangible lease asset totaling $73 thousand for the year ended December 31, 2015 and $292 thousand for the year ended December 31, 2014 is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. These same amounts are included in Amortization expense in the accompanying Consolidated Statements of Cash Flows.
4. FINANCING NOTES RECEIVABLE
Black Bison Financing Notes
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

On July 23, 2014, the Company increased its secured financing to Black Bison WS from $11.5 million to $15.3 million. The Company executed an amendment to the Black Bison WS Loan Agreement to increase the loan to $12.0 million, and entered into an additional loan for $3.3 million from a taxable REIT subsidiary of the Company, CorEnergy BBWS, on substantially the same terms (the "TRS Loan" and, together with the Black Bison WS Loan, as amended, the "Black Bison Loans"). The purpose of the increase in the secured financing was to fund the acquisition and development of real property and related equipment to provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. There were no other material changes to the terms of the loan agreement. In connection with the Amendment and the TRS Loan, the Company fully funded the remainder of the $15.3 million capacity of the combined Black Bison Loans. Interest initially accrued on the outstanding principal amount of both Black Bison Loans at an annual base rate of 12 percent, which base rate was to increase by 2 percent of the current base rate per year. In addition, starting in April 2015 and continuing for each month thereafter, the outstanding principal of the Black Bison Loans was set to bear variable interest calculated as a function of the increase in volume of water treated by Black Bison WS during the particular month. The base interest plus variable interest, was payable monthly, and capped at 19 percent per annum. The Black Bison Loans were set to mature on March 31, 2024, and were set to amortize by quarterly payments beginning on March 31, 2015. The Loans were secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Black Bison Loans were also guaranteed by all affiliates of Black Bison WS and further secured by all assets of those guarantors.
Due to reduced drilling activity in the Black Bison area of operations, Black Bison WS requested, and the Company granted, certain temporary forbearance waivers in June 2015 and August 2015 that had the effect of excusing the borrower from full performance under the terms of the Black Bison Loans while such waivers were in effect. None of the granted forbearance agreements were deemed to be concessions. As a result of the continued inability of the borrower to perform under the terms of these loans, even as temporarily modified by the waivers, effective December 31, 2015 the Company recorded a provision for loan loss with respect to the Black Bison Loans of $13.8 million, which included $14 thousand in deferred origination income, net of deferred origination costs, and $355 thousand of accrued interest. As of December 31, 2015, the net note receivable balance from Black Bison WS was $2.0 million.
Beginning with the third quarter of 2015, these notes were considered by the Company to be on non-accrual status and no further financing revenue was recorded from that point. Effective February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of Black Bison Water Services, LLC, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans as described above. The foreclosure was accepted in satisfaction of outstanding loan balances. The real property assets were sold or disposed of, as further described in Note 8, Property And Equipment.
Four Wood Financing Note Receivable
On December 31, 2014, a subsidiary of the Company, Four Wood Corridor, LLC (“Four Wood Corridor”), entered into a Loan Agreement with SWD Enterprises, LLC (“SWD Enterprises”), a wholly-owned subsidiary of Four Wood Energy, pursuant to which Four Wood Corridor made a loan to SWD Enterprises for $4.0 million (the "REIT Loan"). Concurrently, the Company’s TRS, Corridor Private entered into a TRS Loan Agreement with SWD Enterprises, pursuant to which Corridor Private made a loan to SWD Enterprises for $1.0 million (the "TRS Loan"). The proceeds of the REIT Loan and the TRS Loan were used by SWD Enterprises and its affiliates to finance the acquisition of real and personal property that provides saltwater disposal services for the oil and natural gas industry, and to pay related expenses. For the REIT Loan from Four Wood Corridor, interest initially accrued on the outstanding principal at an annual base rate of 12 percent. For the TRS Loan from Corridor Private, interest initially accrued on the outstanding principal at an annual base rate of 13 percent. The base rates of both loans were to increase by 2 percent of the current base rate per year. The Loans are secured by the real property and equipment held by SWD Enterprises and the outstanding equity in SWD Enterprises and its affiliates. The Loans are also guaranteed by all affiliates of SWD Enterprises.
As a result of the decreased economic activity by SWD, the Company recorded a provision for loan loss with respect to the SWD Loans. The Income Statement for the year ended December 31, 2016 reflects a Provision for Loan Loss of $3.5 million, which includes $71 thousand of deferred origination income and $98 thousand of interest accrued under the original loan agreements. The loans were placed on non-accrual status during the first quarter of 2016.
Effective October 1, 2016, a portion of the financing notes with SWD were restructured. The interest rate on the $4.0 million REIT Loan was reduced to 10 percent and the required principal amortization was delayed until September 30, 2018. The Company is in the process of restructuring the remaining TRS Loan. The restructuring did not have a material impact to the consolidated financial statements. The balance of the loans, net of the reserve for loan loss, represents the amount expected to be received as of December 31, 2016. The balance of the loans has been valued based on the enterprise value of SWD Enterprises, and thus the value of the collateral supporting the loans, at $1.5 million as of December 31, 2016.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

5. VARIABLE INTEREST ENTITIES
The FASB issued ASU 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" (“ASU 2015-02”), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity (“VIE”) unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 - Consolidation in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated on the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based upon the general partners’ roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon that evaluation, the consolidated financial statements presented continue to consolidate both of the partnerships.
6. MOGAS TRANSACTION
On November 24, 2014, a wholly owned taxable REIT subsidiary of the Company, Corridor MoGas, executed a Purchase Agreement (the “MoGas Purchase Agreement”) with MoGas Energy, LLC (“Seller”) to acquire all of the equity interests of two entities, MoGas Pipeline, LLC ("MoGas") and United Property Systems, LLC ("UPS") (collectively, the "MoGas Transaction"). MoGas is the owner and operator of an interstate natural gas pipeline system in and around St. Louis and extending into central Missouri. The pipeline system, regulated by FERC, delivers natural gas to both investor-owned and municipal local distribution systems and has eight firm transportation customers. UPS owns real property that includes office and storage space which is leased to MoGas. A portion of that land is also leased to an operator of a small cement plant owned by a third party. The combined purchase price of MoGas and UPS was $125 million, funded by a combination of equity proceeds and revolving credit facility.
Pro Forma Financial Information (unaudited)
For comparative purposes, the following table illustrates the effect on the Consolidated Statements of Income and Comprehensive Income as well as earnings per share—basic and diluted—as if the Company had consummated the MoGas Transaction as of January 1, 2014:

For the Year Ended December 31, 2014
Total Revenue (1)	$53,315,951
Total Expenses (2)	35,742,957
Operating Income	17,572,994
Other Expenses, net (3)	(3,997,916)
Tax Benefit (4)	641,304
Net Income	14,216,382
Less: Net Income attributable to non-controlling interest	1,556,157
Net Income attributable to CORR Stockholders	$12,660,225
Earnings per share:
Basic and Diluted	$1.37
Weighted Average Shares of Common Stock Outstanding:
Basic and Diluted (5)	9,236,345
(1) Includes elimination adjustments for intercompany sales and rent.
(2) Includes adjustments for an increase in management fee payable, elimination of intercompany purchases and rent, depreciation, and other miscellaneous expenses.
(3) Includes adjustments for interest expense and other miscellaneous income.
(4) Includes an adjustment for a deferred tax benefit.
(5) Shares outstanding were adjusted for the November 17, 2014, follow-on equity offering related to the acquisition.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2016, and December 31, 2015, are as follows:

Deferred Tax Assets and Liabilities
	December 31, 2016	December 31, 2015
Deferred Tax Assets:
Net operating loss carryforwards	$1,144,818	$543,116
Net unrealized loss on investment securities	61,430	251,539
Loan Loss Provision	608,086	1,257,436
Other loss carryforwards	3,187,181	1,833,240
Sub-total	$5,001,515	$3,885,331
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$(2,158,746)	$(2,159,058)
Cost recovery of leased and fixed assets	(1,084,480)	(119,297)
Sub-total	$(3,243,226)	$(2,278,355)
Total net deferred tax asset	$1,758,289	$1,606,976
As of December 31, 2016, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2012, remain open to examination by federal and state tax authorities.
Total income tax expense/(benefit) differs from the amount computed by applying the federal statutory income tax rate of 35 percent, for the years ended December 31, 2016, 2015 and 2014, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Benefit
	For the Years Ended December 31,
	2016	2015	2014
Application of statutory income tax rate	$10,219,573	$3,630,325	$2,375,903
State income taxes, net of federal tax benefit	26,215	(134,597)	(47,731)
Income of Real Estate Investment Trust not subject to tax	(10,663,371)	(5,189,849)	(2,607,207)
Other	(46,837)	(253,432)	53,472
Total income tax benefit	$(464,420)	$(1,947,553)	$(225,563)
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Holdings, Inc. and Corridor Private Holdings, Inc. had a blended state rate of approximately 3.78 percent, 2.82 percent, and 3.92 percent for the years ended December 31, 2016, 2015 and 2014, respectively. CorEnergy BBWS, Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood Corridor, Inc. and Corridor MoGas, Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the years ended December 31, 2016, 2015 and 2014. For the year ended December 31, 2016, all of the income tax benefit presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense/(benefit) include the following for the periods presented:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Components of Income Tax Benefit
	For the Years Ended December 31,
	2016	2015	2014
Current tax expense (benefit)
Federal	$(321,720)	$781,941	$3,456,858
State (net of federal tax benefit)	8,613	140,069	387,079
Total current tax expense (benefit)	$(313,107)	$922,010	$3,843,937
Deferred tax benefit
Federal	$(168,915)	$(2,594,897)	$(3,634,689)
State (net of federal tax benefit)	17,602	(274,666)	(434,811)
Total deferred tax benefit	$(151,313)	$(2,869,563)	$(4,069,500)
Total income tax benefit, net	$(464,420)	$(1,947,553)	$(225,563)
As of December 31, 2015, the TRSs had a net operating loss of $1.4 million. For the year ended December 31, 2016, the TRSs incurred a total net operating loss of approximately $1.6 million, resulting in a total net operating loss of approximately $3.0 million as of December 31, 2016. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $90 thousand, $804 thousand, $479 thousand, and $1.6 million in the years ending December 31, 2033, 2034, 2035 and 2036 respectively. The amount of deferred tax asset for net operating losses as of December 31, 2016, includes amounts for the year ended December 31, 2016. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes (unaudited)
	December 31, 2016	December 31, 2015
Aggregate cost for federal income tax purposes	$4,327,077	$4,750,252
Gross unrealized appreciation	5,408,242	5,133,908
Gross unrealized depreciation	—	(97,500)
Net unrealized appreciation	$5,408,242	$5,036,408
The Company provides the following tax information to its common stockholders pertaining to the character of distributions paid during tax years 2016, 2015 and 2014. For a stockholder that received all distributions in cash during 2016, 39.4 percent will be treated as ordinary dividend income and 60.6 percent will be treated as return of capital. Of the ordinary dividend income, 0 percent will be treated as qualified dividend income. The per share characterization by quarter is reflected in the following tables:

2016 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/12/2016	02/10/2016	02/29/2016	$0.7500	$0.2955	$—	$—	$0.4545
05/13/2016	05/11/2016	05/31/2016	0.7500	0.2955	—	—	0.4545
08/17/2016	08/15/2016	08/31/2016	0.7500	0.2955	—	—	0.4545
11/15/2016	11/11/2016	11/30/2016	0.7500	0.2955	—	—	0.4545
Total 2016 Distributions			$3.0000	$1.1820	$—	$—	$1.8180

2015 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/13/2015	02/11/2015	02/27/2015	$0.6500	$0.4680	$0.0126	$—	$0.1820
05/15/2015	05/13/2015	05/29/2015	0.6750	0.4860	0.0131	—	0.1890
08/17/2015	08/13/2015	08/31/2015	0.6750	0.4860	0.0131	—	0.1890
11/13/2015	11/11/2015	11/30/2015	0.7500	0.5400	0.0146	—	0.2100
Total 2015 Distributions			$2.7500	$1.9800	$0.0534	$—	$0.7700

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

2014 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
01/13/2014	01/09/2014	01/23/2014	$0.6250	$0.4640	$0.2250	$—	$0.1610
05/14/2014	05/12/2014	05/22/2014	0.6450	0.4790	0.2320	—	0.1660
08/15/2014	08/13/2014	08/29/2014	0.6500	0.4825	0.2335	—	0.1675
11/14/2014	11/12/2014	11/28/2014	0.6500	0.4825	0.2335	—	0.1675
Total 2014 Distributions			$2.5700	$1.9080	$0.9240	$—	$0.6620
The Company provides the following tax information to its preferred stockholders pertaining to the character of distributions paid during the 2016 and 2015 tax years. For a stockholder that received all distributions in cash during 2016, 100 percent will be treated as ordinary dividend income and 0 percent will be treated as return of capital. Of the ordinary dividend income, 0 percent will be treated as qualified dividend income. The per share characterization by quarter is reflected in the following table:

2016 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/12/2016	02/10/2016	02/29/2016	$0.4609	$0.4609	$—	$—	$—
05/13/2016	05/11/2016	05/31/2016	0.4609	0.4609	—	—	—
08/17/2016	08/15/2016	08/31/2016	0.4609	0.4609	—	—	—
11/15/2016	11/11/2016	11/30/2016	0.4609	0.4609	—	—	—
Total 2016 Distributions			$1.8436	$1.8436	$—	$—	$—

2015 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
05/15/2015	05/13/2015	06/01/2015	$0.6351	$0.6351	$0.0171	$—	$—
08/17/2015	08/13/2015	08/31/2015	0.4609	0.4609	0.0124	—	—
11/13/2015	11/11/2015	11/30/2015	0.4609	0.4609	0.0124	—	—
Total 2015 Distributions			$1.5569	$1.5569	$0.0419	$—	$—
We elected, effective for our 2013 tax year, to be treated as a REIT for federal income tax purposes. Our REIT election, assuming continued compliance with the applicable tests, will continue in effect for subsequent tax years. The Company satisfied the annual income test and the quarterly asset tests necessary for us to qualify to be taxed as a REIT for 2016, 2015 and 2014. Distributions made during 2016, 2015 and 2014 are treated as qualifying dividend income related to taxable dividends received from our TRSs that were received and distributed in the respective years.
8. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	December 31, 2016	December 31, 2015
Land	$580,000	$580,000
Natural gas pipeline	124,288,156	124,386,349
Vehicles and trailers	570,267	524,921
Office equipment and computers	267,095	87,696
Gross property and equipment	$125,705,518	$125,578,966
Less: accumulated depreciation	(9,292,712)	(5,948,988)
Net property and equipment	$116,412,806	$119,629,978

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Depreciation of property and equipment is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Depreciation Expense	$3,353,821	$3,329,063	$592,514
Assets and Liabilities Held for Sale
Effective February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of BBWS, the borrower of the Black Bison financing notes. On June 16, 2016, the Company entered into an asset sale agreement with Expedition Water Solutions for the sale of specified disposal wells and related equipment as outlined in the sale agreement. Consideration received by the company included $748 thousand cash, net of fees, and the future right to royalty cash payments totaling $6.5 million, which was fair valued at $450 thousand at the time of sale and is included in Accounts and other receivables within the Consolidated Balance Sheet at December 31, 2016. The rights to future cash payments are tied to the future volumes of water disposed in each of the wells sold. Also as a result of the sale, the Company recognized a loss of approximately $369 thousand which has been included in the Provision for loan losses within the Consolidated Statement of Income.
On June 30, 2016, assets acquired by BBWS in a seller-financed transaction prior to the Company's foreclosure on BB Intermediate, were returned to the seller in full satisfaction of the remaining note balance of approximately $439 thousand.
There were no assets or liabilities held for sale at December 31, 2016 or December 31, 2015.
9. CONCENTRATIONS
The Company has customer concentrations through major tenants at its three significant leased properties as discussed fully in Note 3. In addition to these lease concentrations, contracted transportation revenues from the Company's subsidiary, MoGas, to its largest customer, Laclede Gas, represented approximately 12 percent and 15 percent of consolidated revenues for the years ended December 31, 2016 and 2015, respectively. MoGas was acquired in November 2014 as discussed further in Note 6.
10. MANAGEMENT AGREEMENT
The Company has executed a Management Agreement with Corridor InfraTrust Management, LLC (“Corridor”), a related party. Under the Management Agreement, Corridor (i) presents the Company with suitable acquisition opportunities consistent with the investment policies and objectives of the Company, (ii) is responsible for the day-to-day operations of the Company, and (iii) performs such services and activities relating to the assets and operations of the Company as may be appropriate. References to the Management Agreement as in effect prior to May 1, 2015 mean the Management Agreement that became effective July 1, 2013, as amended effective January 1, 2014, while references to the Management Agreement as in effect on and after May 1, 2015 mean the new Management Agreement entered into May 8, 2015, effective as of May 1, 2015.
The Management Agreement effective May 1, 2015 varies from the prior Management Agreement in three principal ways. First, the new agreement eliminates the ability of the independent directors to terminate the agreement for poor investment performance. However, the new Management Agreement gives a majority of the stockholders of the Company, or two-thirds of the independent directors, the ability to terminate the agreement for any reason on thirty (30) days’ prior written notice, so long as that notice is delivered with a termination payment equal to three times the base management fee and incentive fee paid to the manager in the last four quarters. Second, the new Management Agreement clarifies that the manager is to be reimbursed for all fees and travel expenses incurred by its staff while conducting business expected to benefit the Company. Finally, the new Management Agreement, which does not have a specific term, and will remain in place unless terminated by the Company or Corridor in the manner permitted pursuant to the agreement, deletes certain references to the Investment Company Act of 1940 that are no longer relevant to the Company. The foregoing description of the terms of the May 1, 2015 Management Agreement is qualified in its entirety by reference to the full terms of such agreement, which is incorporated by reference to the Registrant's form 10-Q, filed May 11, 2015.
The terms of the Management Agreement provide for a quarterly management fee to be paid to Corridor equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s Managed Assets as of the end of each quarter. “Managed Assets” means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses, and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company’s securities portfolio will be valued at then current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

interests in or loans secured by real estate or personal property (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.
The Management Agreement also provides for payment of a quarterly incentive fee of 10 percent of the increase in distributions paid over a distribution threshold equal to $0.625 per share per quarter, and requires that at least half of any incentive fees that are paid be reinvested in the Company’s common stock.
During the years ended December 31, 2016 and 2015, the Company and the Manager agreed to the following modifications to the fee arrangements described above:

•
In order to ensure equitable application of the quarterly management fee provisions of the Management Agreement to the GIGS acquisition, which closed on June 30, 2015, the Manager waived any incremental management fee due as of the end of the second quarter of 2015 based on the net impact of the GIGS Acquisition as of June 30, 2015;

•
In light of the provisions for loan losses recognized by the Company on certain of its energy infrastructure financing investments (collectively, the "Underperforming Loans") during 2015 and the first quarter of 2016, the Manager voluntarily recommended, and the Company agreed, that effective on and after the Company's March 31, 2016 balance sheet date, solely for the purpose of computing the value of the Company’s Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement, that portion of the Management Fee attributable to the Company’s investment in the Underperforming Loans shall be based on the estimated net realizable value of such loans, which shall not exceed the amount invested in the Underperforming Loans as of the end of the quarter for which the Management Fee is to be calculated. This agreement superseded a similar prior agreement between the Company and the Manager, which was effective as of September 30, 2015, concerning valuation of the Black Bison Loans for purposes of calculating the Management Fee.

•
In light of the provision for uncollectable interest recorded with respect to Black Bison loans as described in Note 4, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $133 thousand of the total $279 thousand incentive fee that would otherwise be payable under the provisions described above with respect to dividends paid on the Company’s common stock during the year ended December 31, 2015, and accordingly the Manager received an incentive fee of $145 thousand for such period.

•
Effective June 30, 2016, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $54 thousand of the total $149 thousand incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock during the quarter ended June 30, 2016.

•
Effective December 31, 2016, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $34 thousand of the total $148 thousand incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock during the year ended December 31, 2016.

Fees incurred under the Management Agreement for the years ended December 31, 2016, 2015, and 2014 were $7.2 million, $5.7 million, and $3.5 million, respectively, and are reported in the General and Administrative line item on the Income Statement.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, an administrative fee equal to an annual rate of 0.04 percent of the value of the Company's Managed Assets, with a minimum annual fee of $30 thousand. Fees incurred under the Administrative Agreement for the years ended December 31, 2016, 2015, and 2014 were $266 thousand, $224 thousand, and $134 thousand, respectively, and are reported in the General and Administrative line item on the Income Statement.
11. FAIR VALUE
The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis, by input level within the fair value hierarchy, as of December 31, 2016 and December 31, 2015.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

December 31, 2016
	December 31, 2016	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$9,287,209	$—	$—	$9,287,209
Interest rate swap derivative	$19,950	$—	$19,950	$—
Total Assets	$9,307,159	$—	$19,950	$9,287,209

December 31, 2015
	December 31, 2015	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$8,393,683	$—	$—	$8,393,683
Interest rate swap derivative	98,259	—	98,259	—
Total Assets	$8,491,942	$—	$98,259	$8,393,683
At December 31, 2016 and 2015, the only assets and liabilities measured at fair value on a recurring basis are the Company's derivatives and its equity securities. On March 30, 2016, the Company terminated one of its interest rate swaps with a notional amount of $26.3 million concurrent with the assignment of the $70 million Pinedale Credit Facility. The remaining interest rate swap was de-designated from hedge accounting as of March 30, 2016. Subsequent to de-designation, changes in the fair value are recognized in earnings in the period in which the changes occur.
The valuation of the interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The inputs used to value the derivatives fall primarily within Level 2 of the value hierarchy. See further discussion in Note 15, Interest Rate Hedge Swaps.
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2016 and 2015, are as follows:

Level 3 Rollforward
For the Year Ended 2016	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains/(Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Losses, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$8,393,683	$—	$—	$781,154	$112,372	$9,287,209	$781,154
Total	$8,393,683	$—	$—	$781,154	$112,372	$9,287,209	$781,154

For the Year Ended 2015
Other equity securities	$9,217,181	$—	$—	$(1,073,243)	$249,745	$8,393,683	$(1,073,243)
Warrant investment	355,000	—	—	(355,000)	—	—	(355,000)
Total	$9,572,181	$—	$—	$(1,428,243)	$249,745	$8,393,683	$(1,428,243)
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the years ended December 31, 2016 and 2015.
In connection with the October 2014 sale of the Company's shares in VantaCore, a portion of the proceeds were placed in escrow and a receivable was recorded. Changes in the fair value of the escrow receivable were recorded as a net realized or unrealized gain or loss on other equity securities included within the Consolidated Statements of Income and Comprehensive Income. For the years ended December 31, 2016, 2015, and 2014, approximately $43 thousand, $365 thousand, and $5 thousand were included as a gain, respectively.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments.
As of December 31, 2016 and December 31, 2015, the Company’s investment in Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC, collectively, ("Lightfoot") is its only remaining significant private company investment. Lightfoot in turn owns a combination of public and private investments. Therefore, Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments discounted for a lack of marketability (with a discount estimated at 11.8 percent to 15.2 percent as of December 31, 2015, based on lack of marketability prior to the end of the subordination period), and (ii) discounted cash flow analysis using an estimated discount rate of 14.5 percent to 16.5 percent as of December 31, 2016 and 14.0 percent to 16.0 percent as of December 31, 2015, respectively. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
As of both December 31, 2016 and December 31, 2015, the Company held a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. Lightfoot’s assets include an ownership interest in Gulf LNG, a 1.5 billion cubic feet per day (“bcf/d”) receiving, storage, and regasification terminal in Pascagoula, Mississippi, and common units and subordinated units representing an approximately 40 percent aggregate limited partner interest, and a noneconomic general partner interest, in Arc Logistics Partners LP (NYSE: ARCX). During November 2016, Lightfoot's subordinated units were converted to common units. As such, there was no discount for lack of marketability applied as of December 31, 2016. The Company holds observation rights on Lightfoot's Board of Directors.
During the year ended December 31, 2015, the Company’s Warrant Investment was valued using a binomial option pricing model. The key assumptions used in the binomial model were the fair value of equity of the underlying business; the Warrant's strike price; the expected volatility of equity; the time to the Warrant's expiry; the risk-free rate, and the expected dividend yields. Due to the inherent uncertainty of determining the fair value of the Warrant Investment, which did not have a readily available market, the assumptions used the binomial model to value the Company’s Warrant Investment were based on Level 2 and Level 3 inputs.
Certain condensed combined unaudited financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables (in thousands):

	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Assets
Current assets	$20,413	$24,276
Noncurrent assets	698,745	696,461
Total Assets	$719,158	$720,737
Liabilities
Current liabilities	$14,307	$19,993
Noncurrent liabilities	268,175	246,808
Total Liabilities	$282,482	$266,801

Partner's equity	436,676	453,936
Total liabilities and partner's equity	$719,158	$720,737

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,
	(Unaudited)
	2016	2015	2014
Revenues	$105,381	$81,788	$54,906
Operating expenses	86,071	76,774	62,835
Income (Loss) from Operations	$19,310	$5,014	$(7,929)
Other income	9,159	12,469	15,517
Net Income	$28,469	$17,483	$7,588
Less: Net Income attributable to non-controlling interests	(18,717)	(8,901)	(761)
Net Income attributable to Partner's Capital	$9,752	$8,582	$6,827
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
Escrow Receivable — At December 31, 2015, the fair value of the escrow receivable, which related to the sale of VantaCore, was reflected net of a discount for the potential that the full amount due to the Company would not be realized. On April 1, 2016, the Company recorded a gain when the full value of the escrow receivable was received.
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
Derivative Asset — The Company uses interest rate swaps to manage interest rate risk. The fair value of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the respective derivative.
Long-term Debt — The fair value of the Company’s long-term debt is calculated, for disclosure purposes, by market quotes or by discounting future cash flows by a rate equal to the expected market rate for an equivalent transaction.
Line of Credit — The carrying value of the line of credit approximates the fair value due to its short-term nature.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	December 31, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$7,895,084	$7,895,084	$14,618,740	$14,618,740
Escrow receivable	Level 2	$—	$—	$1,392,917	$1,392,917
Financing notes receivable (Note 4)	Level 3	$1,500,000	$1,500,000	$7,675,626	$7,675,626
Derivative asset	Level 2	$19,950	$19,950	$98,259	$98,259
Financial Liabilities:
Secured credit facilities(1)	Level 2	$89,387,985	$89,387,985	$105,440,842	$105,440,842
Unsecured convertible senior notes	Level 2	$111,244,895	$129,527,940	$111,423,910	$92,575,000
(1) Includes current maturities

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

12. CREDIT FACILITIES
The following is a summary of debt facilities and balances as of December 31, 2016 and December 31, 2015:

	Total Commitment or Original Principal	Quarterly Principal Payments		December 31, 2016		December 31, 2015
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
7% Unsecured Convertible Senior Notes	$115,000,000	$—	6/15/2020	$114,000,000	7.00%	$115,000,000	7.00%
CorEnergy Credit Facility:
CorEnergy Revolver	$105,000,000	$—	12/15/2019	44,000,000	3.76%	—	3.07%
CorEnergy Term Loan	$45,000,000	$1,615,000	12/15/2019	36,740,000	3.74%	43,200,000	3.07%
MoGas Revolver	$3,000,000	$—	12/15/2019	—	3.77%	—	3.07%
Omega Line of Credit	$1,500,000	$—	7/31/2017	—	4.77%	—	4.43%
Pinedale Credit Facility:
$70M Term Loan	$70,000,000	$—	3/30/2016	—	—	62,532,000	4.67%
$58.5M Term Loan – related party (1)	$11,085,750	$167,139	3/30/2021	8,860,577	8.00%	—	—
Total Debt				$203,600,577		$220,732,000
Less:
Unamortized deferred financing costs (2)				$381,531		$510,401
Unamortized discount on 7% Convertible Senior Notes				2,586,166		3,356,847
Long-term debt, net of deferred financing costs				$200,632,880		$216,864,752
Debt due within one year				$7,128,556		$66,132,000
(1) $47,414,250 of the original $58.5 million term loan is payable to CorEnergy under the same terms, and eliminates in consolidation.
(2) A portion of the unamortized deferred financing costs, related to our revolving credit facilities, are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. See the next table for deferred financing costs included in the Asset section of the Consolidated Balance Sheets.

Deferred Financing Costs, net (1)
	December 31, 2016	December 31, 2015
CorEnergy Credit Facility	$2,168,518	$2,975,476
Pinedale Credit Facility	—	156,330
Total Deferred Debt Costs, net	$2,168,518	$3,131,806
(1) This is the portion of deferred financing costs which relate to a revolving credit facility and are not presented as a reduction to Long-term debt but rather as Deferred Costs in the Asset section of the Consolidated Balance Sheets.

Deferred Financing Cost Amortization Expense(1)(2)
	For the Years Ended December 31,
	2016	2015	2014
CorEnergy Credit Facility	$1,078,526	$926,930	$284,709
Pinedale Credit Facility	156,330	500,326	516,864
Total Deferred Debt Cost Amortization	$1,234,856	$1,427,256	$801,573
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Income.
(2) For the amount of deferred debt costs amortization relating to the Convertible Notes included in the Consolidated Statements of Income, see the Convertible Debt footnote.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The remaining contractual principal payments as of December 31, 2016, under the credit facilities are as follows:

Total Remaining Contractual Payments
Year	CorEnergy Revolver	CorEnergy Term Loan	Pinedale Credit Facility	Total
2017	—	6,460,000	668,556	7,128,556
2018	—	6,460,000	668,556	7,128,556
2019	44,000,000	23,820,000	668,556	68,488,556
2020	—	—	668,556	668,556
2021	—	—	6,186,353	6,186,353
Total	$44,000,000	$36,740,000	$8,860,577	$89,600,577
CorEnergy Credit Facilities
On September 26, 2014, the Company entered into a $30 million revolving credit facility (the "CorEnergy Revolver") with certain lenders and Regions Bank, as an agent for such lenders. Then in conjunction with the MoGas Transaction on November 24, 2014, increased the credit facility to $90 million at the REIT level, and $3 million at the subsidiary entity level. For the first six months, subsequent to the increase, the facility bore interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. Beginning on May 24, 2015 and through July 7, 2015, the interest rate was determined by a pricing grid where the applicable interest rate was LIBOR plus 2.75 percent to 3.50 percent, depending on the Company's leverage ratio at such time. On June 29, 2015, the Company borrowed against the CorEnergy Revolver in the amount of $42 million in conjunction with the GIGS transaction.
On July 8, 2015, the Company amended and upsized its existing $93 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153 million, consisting of (i) an increase in the CorEnergy Revolver at the CorEnergy parent entity level to $105 million, (ii) a $45 million term loan at the CorEnergy parent entity level (the "CorEnergy Term Loan") and (iii) a $3 million revolving credit facility at the subsidiary entity level (the "MoGas Revolver" as detailed below and, collectively with the upsized CorEnergy Revolver and the CorEnergy Term Loan, the "CorEnergy Credit Facility"). Upon closing the CorEnergy Credit Facility, CorEnergy drew $45 million on the CorEnergy Term Loan to pay off the balance on the CorEnergy Revolver that had been used in funding the GIGS acquisition in June 2015.
The CorEnergy Credit Facility has a maturity date of December 15, 2019 for both the CorEnergy Revolver and the CorEnergy Term Loan. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The term note required quarterly principal payments of $900 thousand which began on September 30, 2015. Quarterly principal payments were subsequently increased to $1.6 million in conjunction with the financing of the Pinedale Credit Facility, discussed further, below. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). Upon the occurrence of an event of default, payment of all amounts outstanding under the CorEnergy Credit Facility shall become immediately due and payable. As of December 31, 2016, the Company was in compliance with all covenants of the CorEnergy Credit Facility.
The CorEnergy Credit Facility is secured by substantially all of the assets owned by the Company and its subsidiaries other than (i) the assets held by Mowood, LLC, Omega Pipeline Company, Pinedale Corridor, LP and Pinedale, GP Inc. (the "Unrestricted Subs") and (ii) the equity investments in the Unrestricted Subs.
On May 8, 2013, the Company entered into a $20 million revolving line of credit with KeyBank. The primary term of the facility was three years with the option for a one-year extension. Outstanding balances under the revolving credit facility accrued interest at a variable annual rate equal to LIBOR plus 4.0 percent or the Prime Rate plus 2.75 percent. The facility was for the purpose of funding general working capital needs and if necessary, to provide short-term financing for the acquisition of additional real property assets. The amount available to be drawn under this facility was subject to a borrowing base limitation. The agreement was terminated on September 26, 2014.
MoGas Revolver
In conjunction with the MoGas Transaction, MoGas and United Property Systems, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the “MoGas Revolver”), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and re-borrow loans up to $3.0 million outstanding at any time. The MoGas Revolver is secured by the assets held at MoGas and has a maturity date of December 15, 2019. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the CorEnergy Revolver.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of December 31, 2016, there were no outstanding borrowings against the MoGas Revolver. As of December 31, 2016, the co-borrowers are in compliance with all covenants of the MoGas Revolver.
Mowood/Omega Credit Facility
On October 15, 2014, Mowood and Omega entered into a Revolving Note Payable Agreement ("2014 Note Payable Agreement"), which extended the maturity date of a prior agreement to January 31, 2015. Then on January 30, 2015, Mowood and Omega modified the 2014 Note Payable Agreement to extend the maturity date to July 31, 2015. On July 31, 2015, the 2014 Note Payable Agreement was allowed to expire and a new $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established. The new Mowood/Omega Revolver is used for working capital and general business purposes, is guaranteed and secured by the assets of Mowood and initially had a maturity of July 31, 2016. On July 28, 2016, the maturity date was extended to July 31, 2017. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2016.
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
On March 4, 2016, the Company obtained a consent from its lenders under the CorEnergy Credit Facility, which permitted the Company to utilize the CorEnergy Credit Facility to refinance the Company's pro rata share of the remaining balance of the Pinedale secured term credit facility. On March 30, 2016, the Company and Prudential ("the Refinancing Lenders"), refinanced the remaining $58.5 million principal balance of the $70 million credit facility (on a pro rata basis equal to their respective equity interests in Pinedale LP, with the Company’s 81.05 percent share being approximately $47.4 million) and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. The facility was further modified to extend the maturity date to March 30, 2021; to increase the LIBOR Rate to the greater of (i) 1.00 percent and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to seven percent (7.00 percent) per annum. The Company's portion of the debt and interest is eliminated in consolidation and Prudential's portion of the debt is shown as a related-party liability. The Company also terminated one of two related interest rate swaps with a notional amount of $26.3 million.
The Company has provided to Prudential a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or CorEnergy. The credit agreement contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement. Pinedale LP was in compliance with all covenants under the Pinedale Credit Facility as of December 31, 2016.
Pinedale LP's credit facility with the Refinancing Lenders requires all lease payments by Ultra Wyoming to be made to an account under the control of the company as Agent and limits distributions by Pinedale LP to the Company. Distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations under the credit facility have not been accelerated following an Event of Default (as defined in the credit facility). However, Pinedale LP automatically entered into a Cash Control Period (as defined in the credit facility) with the Refinancing Lenders upon the April 29, 2016, bankruptcy filing by Ultra Wyoming and its parent guarantor, Ultra Petroleum. During a Cash Control Period, the Company as Agent may (and, upon the request of any lender, shall) sweep all funds for the repayment of accrued interest, scheduled principal payments and principal prepayments on the loans, in all cases to the extent of such available funds, until such time as the Cash Control Period has terminated or the Ultra Lease has been affirmed by Ultra Wyoming in a lawful bankruptcy proceeding. For the year ended December 31, 2016, pursuant to these additional cash sweep provisions, an additional $9.1 million was distributed (pro rata, based on ownership percentages) to the Refinancing Lenders as a reduction to the outstanding principal. The credit facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company. At December 31, 2016, the net assets of Pinedale LP were $144.3 million.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Additionally, the Company incurred approximately $241 thousand in debt issuance costs associated with the Convertible Notes which are being amortized over the life of the notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes was approximately 7.7 percent for each of the years ended December 31, 2016 and 2015.
On May 23, 2016, the Company repurchased $1 million of its convertible bonds on the open market. This resulted in the company writing off a portion of the original underwriter's discount and deferred debt costs, as well as recognizing a gain on extinguishment of debt of $72 thousand which is included in Interest Expense in the Consolidated Statements of Income.
The following is a summary of the impact of Convertible Notes on interest expense for the years ended December 31, 2016 and 2015:

Convertible Note Interest Expense
	For the Years Ended December 31,
	2016	2015
7% Convertible Notes	$8,008,195	$4,069,722
Discount Amortization	744,081	380,653
Deferred Debt Issuance Amortization	48,566	21,656
Total	$8,800,842	$4,472,031
14. ASSET RETIREMENT OBLIGATION
A component of the consideration exchanged to purchase the GIGS assets from Energy XXI in June 2015, was the assumption of the seller’s asset retirement obligation associated with such assets. The ARO represents the estimated costs of decommissioning the GIGS pipelines and onshore oil receiving and separation facilities in Grand Isle, Louisiana at retirement. The Company recognized the ARO at its estimated fair value on the date of acquisition with a corresponding ARO asset capitalized as part of the carrying amount of the related long-lived assets to be depreciated over the assets’ remaining useful lives.
The Company's tenant, EXXI Tenant, has an ARO related to the platform which is currently attached to the GIGS pipelines. If in the future, EXXI is unable to fulfill their obligation, the Company may be required to assume the liability for the related asset removal costs.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

In periods subsequent to the initial measurement of an ARO, the Company recognizes changes in the liability resulting from (a) the passage of time through accretion expense and (b) revisions to either the timing or the amount of the estimate of undiscounted cash flows based on periodic revaluations. Future expected cash flows are based on subjective estimates and assumptions, which inherently include significant uncertainties which are beyond the Company's control. These assumptions represent Level 3 inputs in the fair value hierarchy. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.
The following table is a reconciliation of the asset retirement obligation as of December 31, 2016 and 2015:

Asset Retirement Obligation
	For the Years Ended
	2016	2015
Beginning asset retirement obligation	$12,839,042	$—
Liabilities assumed	—	12,500,000
ARO accretion expense	726,664	339,042
Revision in cash flow estimates	(1,682,763)	—
Ending asset retirement obligation	$11,882,943	$12,839,042
15. INTEREST RATE HEDGE SWAPS
Derivative Instruments and Hedging Activities
The Company uses interest rate swaps to add stability to interest expense and to manage its exposure to interest rate movements. In February 2013, the Company entered into two interest rate swap agreements associated with a portion of its variable rate debt under the $70 million Pinedale Credit Facility, as discussed further in Note 12. The notional amount covered under these agreements totaled $52.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreements, the Company received a floating rate based on the one-month LIBOR and paid a fixed rate of 0.865%. Each of the swap agreements was set to expire in December 2017. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap was reported as a component of accumulated other comprehensive income ("AOCI") and was reclassified into interest expense when the interest rate swap transaction affected earnings. Any ineffective portion of the gain or loss was recognized immediately in interest expense.
On March 30, 2016, the Company restructured the Pinedale Credit Facility, as further discussed in Note 12. In connection with the assignment of the Pinedale Credit Facility, the Company terminated one of the interest rate swap agreements with a notional amount of $26.3 million and the remaining interest rate swap with a notional amount of $26.3 million was de-designated from hedge accounting.
The table below presents the effect of the Company’s derivative financial instruments on the Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 (note that the ineffective portion is not presented as it was inconsequential for all periods presented):

	For the Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2016	2015	2014
Amount of Loss on Derivatives Recognized in AOCI (Effective Portion)	$(300,181)	$(611,879)	$(705,826)
Amount of Loss on Derivatives Reclassified from AOCI (Effective Portion) Recognized in Net Income(1)	(50,964)	(287,999)	(305,945)

Derivatives Not Designated as Hedging Instruments
Amount of Gain on Derivatives Recognized in Income(2)	$73,204	$—	$—
(1) Included in "Interest Expense" on the face of the Consolidated Statements of Income and Comprehensive Income.
(2) The gain recognized in income on derivatives includes changes in fair value for derivatives subsequent to de-designation from hedge accounting.
16. STOCKHOLDERS' EQUITY
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

pay an annual dividend of $1.84375 per share, equivalent to 7.375 percent of the $25.00 liquidation preference. The depositary shares may be redeemed on or after January 27, 2020, at the Company’s option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The depositary shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company except in connection with certain changes of control. Holders of the depositary shares generally have no voting rights, except for limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not consecutive) and in certain other circumstances. The depositary shares representing the Series A Preferred trade on the NYSE under the ticker “CORRPrA." The aggregate par value of the preferred shares at December 31, 2016, is $23. See Note 19, Subsequent Events, for further information regarding the declaration of a dividend on the 7.375% Series A Cumulative Redeemable Preferred Stock.
COMMON STOCK
On December 31, 2015, the Company's board of director's authorized a share repurchase program for the Company to buy up to $10.0 million of its common stock. During 2016, the Company repurchased 90,613 shares for approximately $2.0 million in cash. Under the program, which expired December 31, 2016, the Company was authorized to repurchase shares from time to time through open market transactions, including through block purchases, privately negotiated transactions, or otherwise. As of December 31, 2016, the Company had 11,886,216 of common shares issued and outstanding. See Note 19, Subsequent Events, for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On February 18, 2016, the Company had a new shelf registration statement declared effective by the SEC, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600 million. As of December 31, 2016, the Company had issued 34,581 shares of common stock under its dividend reinvestment plan, reducing availability by approximately $816 thousand to approximately $599.2 million.
WARRANTS
The Company issued 945,594 warrants (representing the right to purchase one share of the Company’s common stock for $11.41 per common share on a pre-Reverse Stock Split basis) on February 7, 2007, all of which expired unexercised on February 6, 2014, and are no longer outstanding as of December 31, 2016.
17. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the years ended December 31, 2016 and 2015excludes the impact to income and to the potential number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes, because such impact would be antidilutive.

Earnings Per Share
	For the Years Ended December 31,
	2016	2015	2014
Net income attributable to CorEnergy stockholders	$29,663,200	$12,319,911	$7,013,856
Less: preferred dividend requirements	4,148,437	3,848,828	—
Net income attributable to common stockholders	$25,514,763	$8,471,083	$7,013,856
Weighted average shares - basic	11,901,985	10,685,892	6,605,715
Basic earnings per share	$2.14	$0.79	$1.06

Net income attributable to common stockholders (from above)	$25,514,763	$8,471,083	$7,013,856
Add: After tax effect of convertible interest	—	—	—
Income attributable for dilutive securities	$25,514,763	$8,471,083	$7,013,856
Weighted average shares - diluted	11,901,985	10,685,892	6,605,715
Diluted earnings per share	$2.14	$0.79	$1.06

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

18. QUARTERLY FINANCIAL DATA (Unaudited)

	For the Fiscal 2016 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$16,996,072	$16,996,072	$16,996,155	$17,005,831
Transportation and distribution revenue	5,099,451	5,064,680	5,119,330	5,810,651
Financing revenue	162,344	—	—	—
Total Revenue	22,257,867	22,060,752	22,115,485	22,816,482
Expenses
Transportation and distribution expenses	1,362,325	1,378,306	1,482,161	2,240,556
General and administrative	3,289,852	2,773,240	3,021,869	3,185,419
Depreciation, amortization and ARO accretion expense	5,296,818	5,737,025	5,744,266	5,744,762
Provision for loan losses	4,645,188	369,278	—	—
Total Expenses	14,594,183	10,257,849	10,248,296	11,170,737
Income from Operations, before income taxes	$7,663,684	$11,802,903	$11,867,189	$11,645,745
Other Income (Expense)
Net distributions and dividend income	$375,573	$214,169	$277,523	$273,559
Net realized and unrealized gain (loss) on other equity securities	(1,628,752)	1,199,665	1,430,858	(177,289)
Interest expense	(3,926,009)	(3,540,812)	(3,520,856)	(3,430,162)
Total Other Income (Expense)	(5,179,188)	(2,126,978)	(1,812,475)	(3,333,892)
Income before income taxes	2,484,496	9,675,925	10,054,714	8,311,853
Taxes
Current tax expense (benefit)	(677,731)	203,652	95,125	65,847
Deferred tax expense (benefit)	(577,395)	206,786	388,027	(168,731)
Income tax expense (benefit), net	(1,255,126)	410,438	483,152	(102,884)
Net Income	3,739,622	9,265,487	9,571,562	8,414,737
Less: Net Income attributable to non-controlling interest	348,501	310,960	340,377	328,370
Net Income attributable to CorEnergy Stockholders	$3,391,121	$8,954,527	$9,231,185	$8,086,367
Preferred dividend requirements	1,037,109	1,037,109	1,037,109	1,037,110
Net Income attributable to Common Stockholders	$2,354,012	$7,917,418	$8,194,076	$7,049,257

Earnings Per Common Share:
Basic	$0.20	$0.66	$0.69	$0.59
Diluted	$0.20	$0.66	$0.68	$0.59
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Fiscal 2015 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$7,336,101	$6,799,879	$16,966,056	$16,984,036
Transportation and distribution revenue	3,649,735	3,546,979	3,557,096	3,591,459
Financing revenue	660,392	668,904	182,604	185,650
Sales revenue	2,341,655	1,665,908	1,434,694	1,717,787
Total Revenue	13,987,883	12,681,670	22,140,450	22,478,932
Expenses
Transportation and distribution expenses	1,197,968	1,272,025	1,120,862	1,018,870
Cost of sales	1,248,330	569,958	382,851	618,073
General and administrative	2,568,519	1,905,329	2,837,762	2,434,094
Depreciation, amortization and ARO accretion expense	4,048,832	3,495,986	5,836,665	5,385,068
Provision for loan losses	—	—	7,951,137	5,833,000
Total Expenses	9,063,649	7,243,298	18,129,277	15,289,105
Income from Operations, before income taxes	$4,924,234	$5,438,372	$4,011,173	$7,189,827
Other Income (Expense)
Net distributions and dividend income	$590,408	$193,410	$241,563	$245,374
Net realized and unrealized gain (loss) on other equity securities	449,798	43,385	(1,408,751)	(148,045)
Interest expense	(1,147,272)	(1,126,888)	(3,854,913)	(3,652,111)
Total Other Income (Expense)	(107,066)	(890,093)	(5,022,101)	(3,554,782)
Income (Loss) before income taxes	4,817,168	4,548,279	(1,010,928)	3,635,045
Taxes
Current tax expense	435,756	104,479	105,020	276,755
Deferred tax expense (benefit)	(115,391)	(153,342)	(1,953,973)	(646,857)
Income tax expense (benefit), net	320,365	(48,863)	(1,848,953)	(370,102)
Net Income	4,496,803	4,597,142	838,025	4,005,147
Less: Net Income attributable to non-controlling interest	410,175	412,004	410,806	384,221
Net Income attributable to CorEnergy Stockholders	$4,086,628	$4,185,138	$427,219	$3,620,926
Preferred dividend requirements	737,500	1,037,109	1,037,109	1,037,110
Net Income (Loss) attributable to Common Stockholders	$3,349,128	$3,148,029	$(609,890)	$2,583,816

Earnings (Loss) Per Common Share:
Basic	$0.36	$0.33	$(0.05)	$0.22
Diluted	$0.36	$0.33	$(0.05)	$0.22
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

19. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend
On January 25, 2017, our Board of Directors declared the 2016 fourth quarter dividend of $0.75 per share for CorEnergy common stock. The dividend was paid on February 28, 2017, to shareholders of record on February 13, 2017.
Preferred Stock Dividend
On January 25, 2017, our Board of Directors also declared a cash dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending December 31, 2016. The preferred stock dividend was paid on February 28, 2017, to shareholders of record on February 13, 2017.
MoGas Contract Amendment
Effective March 1, 2017, MoGas entered into a long-term firm transportation services agreement with its largest customer, Laclede Gas. The agreement, which amends a prior agreement, extends the termination date for Laclede’s existing firm transportation services agreement from October 31, 2017 to October 31, 2030. Tariff rates under the extended agreement will be discounted from the current rate of $12.385 per dekatherm per month to $6.386 per dekatherm per month beginning on November 1, 2018.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CorEnergy Infrastructure Trust, Inc.

CONDENSED BALANCE SHEETS	December 31, 2016	December 31, 2015
Assets
Leased property, net of accumulated depreciation of $743,458 and $559,078	$4,050,198	$4,234,578
Investments	451,603,448	458,088,998
Cash and cash equivalents	5,933,481	10,089,436
Due from subsidiary	9,770,878	8,317,719
Note receivable from subsidiary	128,244,591	92,730,000
Deferred costs, net of accumulated amortization of $1,240,297 and $633,687	1,548,255	2,003,575
Prepaid expenses and other assets	173,774	116,475
Income tax receivable	4,394	4,394
Total Assets	$601,329,019	$575,585,175
Liabilities and Equity
Secured credit facilities, net	80,527,408	42,908,842
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,755,105 and $3,576,090	111,244,895	111,423,910
Accounts payable and other accrued liabilities	1,199,616	1,300,792
Management fees payable	1,735,024	1,763,747
Due to affiliate	153,640	153,640
Total Liabilities	$194,860,583	$157,550,931
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding at December 31, 2016, and December 31, 2015	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,886,216 and 11,939,697 shares issued and outstanding at December 31, 2016, and December 31, 2015 (100,000,000 shares authorized)	11,886	11,940
Additional paid-in capital	350,217,746	361,581,507
Accumulated other comprehensive income	(11,196)	190,797
Total Equity	406,468,436	418,034,244
Total Liabilities and Equity	$601,329,019	$575,585,175
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	For the Years Ended December 31,
	2016	2015	2014
Revenue
Lease revenue	$—	$638,243	$2,552,976
Earnings from subsidiary	32,856,338	10,894,003	6,730,060
Total Revenue	32,856,338	11,532,246	9,283,036
Expenses
General and administrative	2,236,358	1,426,598	1,061,421
Depreciation expense	184,380	754,050	2,463,062
Amortization expense	5,316	5,316	5,318
Total Expenses	2,426,054	2,185,964	3,529,801
Operating Income	$30,430,284	$9,346,282	$5,753,235
Other Income (Expense)
Net distributions and dividend income	$12,963	$13,542	$13,117
Interest on loans to subsidiaries	11,705,465	9,294,537	1,100,349
Interest income (expense), net	(12,485,510)	(6,334,450)	147,155
Total Other Income (Expense)	(767,082)	2,973,629	1,260,621
Net Income	29,663,202	12,319,911	7,013,856

Other comprehensive income:
Changes in fair value of qualifying hedges	(201,993)	(262,505)	(324,101)
Total Comprehensive Income	29,461,209	$12,057,406	$6,689,755
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF CASH FLOW	For the Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$(3,141,286)	$7,166,380	$(2,047,777)
Investing Activities
Proceeds from sale of leased property held for sale	—	7,678,246	—
Issuance of note to subsidiary	(47,414,250)	—	(90,000,000)
Principal payments received from notes to subsidiaries	11,899,659	2,570,000	—
Investment in consolidated subsidiaries	—	(250,703,944)	(96,570,263)
Cash distributions from consolidated subsidiaries	39,139,897	23,392,442	18,559,328
Net cash provided by (used in) investing activities	$3,625,306	$(217,063,256)	$(168,010,935)
Financing Activities
Debt financing costs	(193,000)	(1,439,929)	(1,600,908)
Net offering proceeds on Series A preferred stock	—	54,210,476	—
Net offering proceeds on common stock	—	73,184,679	141,797,913
Net offering proceeds on convertible debt	—	111,262,500	—
Repurchases of common stock	(2,041,851)	—	—
Repurchases of convertible debt	(899,960)	—	—
Dividends paid on Series A preferred stock	(4,148,437)	(3,503,125)	—
Dividends paid on common stock	(34,896,727)	(28,528,224)	(15,187,976)
Advances on revolving line of credit	44,000,000	42,000,000	32,000,000
Payments on revolving line of credit	—	(74,000,000)	—
Proceeds from term debt	—	45,000,000	—
Principal payments on term debt	(6,460,000)	(1,800,000)	—
Net cash provided by (used in) financing activities	$(4,639,975)	$216,386,377	$157,009,029
Net Change in Cash and Cash Equivalents	$(4,155,955)	$6,489,501	$(13,049,683)
Cash and Cash Equivalents at beginning of period	10,089,436	3,599,935	16,649,618
Cash and Cash Equivalents at end of period	$5,933,481	$10,089,436	$3,599,935

Supplemental Disclosure of Cash Flow Information
Interest Paid	$11,335,654	$5,254,591	$—
Income taxes paid (net of refunds)	$—	$314,728	$192,938
Non-Cash Investing Activities
Change in accounts payable and accrued expenses related to acquisition expenditures	$—	$—	$(344,065)
Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of equity	$—	$(72,685)	$72,685
Change in accounts payable and accrued expenses related to debt financing costs	$—	$(30,607)	$(176,961)
Reinvestment of distributions by common stockholders in additional common shares	$815,889	$817,915	$140,108
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
NOTE B - DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to CorEnergy Infrastructure Trust, Inc. from the Company's consolidated subsidiaries were $39.1 million, $23.4 million, and $18.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.
NOTE C - BASIS OF PRESENTATION
The Company reclassified $10.9 million in Earnings from subsidiary in the Condensed Statement of Cash Flows for the 2015 period. The amount previously reported in operating cash flows has been reclassified and presented in investing cash flows in the current year presentation. Line items on the Condensed Statement of Cash Flows impacted by the correction are as follows:

	2015 Previously Reported	Reclassification	2015 As Adjusted

Net Cash provided by operating activities	18,060,382	(10,894,002)	7,166,380

Investing Activities
Investment in consolidated subsidiaries	(261,597,946)	10,894,002	(250,703,944)
Net Cash used in investing activities	(227,957,258)	10,894,002	(217,063,256)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CorEnergy Infrastructure Trust, Inc.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period 12/31/16
Description	Location	Encumbrances	Land	Building & Fixtures	Improvements / Adjustments (4)	Land	Building & Fixtures	Total	Accumulated Depreciation	Investment in Real Estate, net, at 12/31/16	Date Acquired	Life on which depreciation in latest income statement is computed
Pinedale LGS1 6	Pinedale, WY	$8,860,577	$105,485,063	$125,119,062	—	$105,485,063	$125,119,062	$230,604,125	$35,762,658	$194,841,467	2012	26 years
Portland Terminal Facility2 5	Portland, OR	13,417,612	13,700,000	27,961,956	10,000,000	13,700,000	37,961,956	51,661,956	3,468,690	48,193,266	2014	30 years
United Property Systems [5]	St. Louis, MO	380,066	210,000	1,188,000	65,371	210,000	1,253,371	1,463,371	65,094	1,398,277	2014	40 years
Grand Isle Gathering System 3 4 5	Gulf of Mexico	66,942,322	960,000	258,471,397	(1,682,763)	960,000	256,788,634	257,748,634	12,923,275	244,825,359	2015	30 years
		$89,600,577	$120,355,063	$412,740,415	$8,382,608	$120,355,063	$421,123,023	$541,478,086	$52,219,717	$489,258,369
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
(4) Initial costs associated with the GIGS asset include amounts capitalized related to an acquired asset retirement obligation (ARO). The negative subsequent adjustment relates to a downward revision of the ARO based on periodic reevaluation as required under FASB ASC 410-20.

(5) These 3 properties are covered by the CorEnergy Credit Facility. The amount outstanding at December 31, 2016, is $36.7 million under the term loan and $44.0 million under the revolver, which have been allocated on a pro rata basis among these properties based on total gross amount carried at the close of December 31, 2016.

(6) The amount outstanding at the Pinedale Credit Facility is $8,860,578, which represents Prudential's 18.95% share. CorEnergy's 81.05% share equals $37,897,082 which is eliminated in consolidation.
NOTES TO SCHEDULE III - CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
Reconciliation of Real Estate and Accumulated Depreciation

	For the Years Ended December 31,
	2016	2015	2014
Investment in real estate:
Balance, beginning of year	$543,095,478	$293,823,903	$244,975,206
Addition: Acquisitions and developments	65,371	263,398,424	48,848,697
Deduction: Dispositions and other[1]	(1,682,763)	(14,126,849)	—
Balance, end of year	$541,478,086	$543,095,478	$293,823,903
Accumulated depreciation:
Balance, beginning of year	$33,869,263	$25,295,958	$12,754,588
Addition: Depreciation	18,350,454	15,021,908	12,541,370
Deduction: Dispositions and other	—	(6,448,603)	—
Balance, end of year	$52,219,717	$33,869,263	$25,295,958
(1) The Grand Isle Gathering System had a change in estimate related to the ARO in 2016.

The aggregate cost of the properties is approximately $10,858,436 lower for federal income tax purposes at December 31, 2016. The tax basis of the properties is unaudited.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE - CorEnergy Infrastructure Trust, Inc.

Description	Interest Rate	Final Maturity	Monthly Payment Amount	Prior Liens	Face Value	Carrying Amount of Mortgage		Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgages
Billings, Dunn, and McKenzie Counties, North Dakota (Morlock Well)	10.00%	6/30/2026	$33,333	None	4,000,000	1,500,000	(1)	4,000,000
Second Mortgages
Billings, Dunn, and McKenzie Counties, North Dakota (Morlock Well)	13.00%	12/31/2024	$10,833	None	1,000,000	—	(1)	1,000,000
					$5,000,000	$1,500,000		$5,000,000
(1) Due to decreased economic activity, a provision for loan loss was recorded for these loans. See Note 4 for further information.
NOTES TO SCHEDULE IV - CONSOLIDATED MORTGAGE LOANS ON REAL ESTATE
Reconciliation of Mortgage Loans on Real Estate

	For the Years Ended December 31,
	2016	2015	2014
Beginning balance	$6,877,021	$20,435,170	$—
Additions:
New loans	100,000	—	20,300,000
Net deferred costs	—	(8,211)	(86,508)
Interest receivable (1)	(95,114)	302,395	220,349
Total Additions	$4,886	$294,184	$20,433,841

Deductions:
Principal repayments	$—	$100,000	$—
Foreclosures	1,857,000
Amortization of deferred costs	(2,025)	(6,804)	(1,329)
Principal, Interest and Deferred Costs Write Down (2)	3,526,932	13,759,137	$—
Total deductions	$5,381,907	$13,852,333	$(1,329)

Ending balance	$1,500,000	$6,877,021	$20,435,170
(1) In 2016, $100 thousand of interest receivable on the SWD Enterprises REIT note was converted to principal.
(2) For 2016, the amount of provision for loan loss on the income statement also includes (a) $656 thousand of loan losses not related to mortgage loans and (b) $832 thousand of losses associated with the foreclosure and sale of Black Bison. For 2015, the amount of provision for loan loss on the Income Statement includes $25 thousand that relates to a write down of a prepaid asset relating to the Black Bison loans.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CORENERGY INFRASTRUCTURE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.
(Registrant)

By:	/s/ Nathan L. Poundstone
Nathan L. Poundstone
Chief Accounting Officer (Principal Accounting and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard C. Green	Executive Chairman of the Board	March 1, 2017
Richard C. Green

/s/ David J. Schulte	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
David J. Schulte

/s/ Nathan L. Poundstone	Chief Accounting Officer (Principal Accounting and Principal Financial Officer)	March 1, 2017
Nathan L. Poundstone

/s/ Barrett Brady	Director	March 1, 2017
Barrett Brady

/s/ Conrad S. Ciccotello	Director	March 1, 2017
Conrad S. Ciccotello

/s/ Charles E. Heath	Director	March 1, 2017
Charles E. Heath

/s/ Catherine A. Lewis	Director	March 1, 2017
Catherine A. Lewis