Form 10-Q
period 2017-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2017-05-03
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of April 30, 2017, the registrant had 11,894,028 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017
TABLE OF CONTENTS
____________________________________________________________________________________________

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes, and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the Annual Report on Form 10-K, for the year ended December 31, 2016.

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2016.
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
Bbls: standard barrel containing 42 U.S. gallons
BB Intermediate: Black Bison Intermediate Holdings, LLC, the holding company of Black Bison Water Services
Black Bison Loans: the financing notes between Corridor Bison and CorEnergy BBWS and BBWS
BBWS: Black Bison Water Services, LLC, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans
Company: CorEnergy Infrastructure Trust, Inc. and its subsidiaries, collectively
Convertible Notes: the Company's 7.00% Convertible Senior Notes due 2020
CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR)
CorEnergy BBWS: CorEnergy BBWS, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy
CorEnergy Credit Facility: the Company's $45 million CorEnergy Term Loan, together with the upsized $105 million CorEnergy Revolver and the $3 million MoGas Revolver with Regions Bank
CorEnergy Revolver: the Company’s $105 million secured revolving line of credit facility with Regions Bank
CorEnergy Term Loan: the Company's $45 million secured term loan with Regions Bank that is part of the CorEnergy Credit Facility
Corridor: Corridor InfraTrust Management, LLC, the Company's external manager pursuant to the Management Agreement
Corridor Bison: Corridor Bison, LLC a wholly-owned subsidiary of CorEnergy
Corridor MoGas: Corridor MoGas, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy and the holding company of MoGas, United Property Systems and CorEnergy Pipeline Company, LLC
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy
CPI: Consumer Price Index
Exchange Act: the Securities Exchange Act of 1934, as amended

Table of Contents	Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS (Continued from previous page)
EXXI: Energy XXI Ltd, the parent company (and guarantor) of our tenant on the Grand Isle Gathering System lease, emerged from a reorganization under Chapter 11 of the US Bankruptcy Code on December 30, 2016, with the succeeding company named Energy XXI Gulf Coast, Inc. Throughout this document, references to EXXI will refer to both the pre- and post- bankruptcy entities.
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
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC
Omega Pipeline: Omega's natural gas distribution system in south central Missouri
Pinedale Credit Facility: a $70 million secured term credit facility, with the Company and Prudential as current lenders, used by Pinedale Corridor, LP to finance a portion of the acquisition of the Pinedale LGS. See Note 10, Credit Facilities, for a more in-depth discussion of this agreement.

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
Pinedale GP: the general partner of Pinedale LP
Portland Lease Agreement: the January 2014 agreement pursuant to which the Portland Terminal Facility is triple-net leased to Arc Terminals, a wholly owned subsidiary of Arc Logistics Partners LP
Portland Terminal Facility: a petroleum products terminal located in Portland, Oregon
Prudential: The Prudential Insurance Company of America
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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on March 2, 2017, and Part II, Item 1A., Risk Factors, in this report.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $57,203,700 and $52,219,717	$484,274,386	$489,258,369
Property and equipment, net of accumulated depreciation of $10,131,025 and $9,292,712	115,574,493	116,412,806
Financing notes and related accrued interest receivable, net of reserve of $4,100,000 and $4,100,000	1,500,000	1,500,000
Other equity securities, at fair value	8,563,297	9,287,209
Cash and cash equivalents	11,375,702	7,895,084
Accounts and other receivables	20,585,073	19,415,666
Deferred costs, net of accumulated amortization of $2,537,722 and $2,261,151	2,855,478	3,132,050
Prepaid expenses and other assets	841,936	354,230
Deferred tax asset	2,057,135	1,758,289
Goodwill	1,718,868	1,718,868
Total Assets	$649,346,368	$650,732,571
Liabilities and Equity
Secured credit facilities, net (including $8,061,844 and $8,860,577 with related party)	86,992,738	89,387,985
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,558,308 and $2,755,105	111,441,691	111,244,895
Asset retirement obligation	12,043,572	11,882,943
Accounts payable and other accrued liabilities	4,349,149	2,416,283
Management fees payable	1,745,294	1,735,024
Unearned revenue	513,355	155,961
Total Liabilities	$217,085,799	$216,823,091
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding at March 31, 2017, and December 31, 2016	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,893,146 and 11,886,216 shares issued and outstanding at March 31, 2017, and December 31, 2016 (100,000,000 shares authorized)	11,893	11,886
Additional paid-in capital	348,182,779	350,217,746
Accumulated other comprehensive loss	(8,224)	(11,196)
Total CorEnergy Equity	404,436,448	406,468,436
Non-controlling Interest	27,824,121	27,441,044
Total Equity	432,260,569	433,909,480
Total Liabilities and Equity	$649,346,368	$650,732,571
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Revenue
Lease revenue	$17,066,526	$16,996,072
Transportation and distribution revenue	5,010,590	5,099,451
Financing revenue	—	162,344
Total Revenue	22,077,116	22,257,867
Expenses
Transportation and distribution expenses	1,335,570	1,362,325
General and administrative	3,061,240	3,289,852
Depreciation, amortization and ARO accretion expense	6,005,908	5,296,818
Provision for loan loss and disposition	—	4,645,188
Total Expenses	10,402,718	14,594,183
Operating Income	$11,674,398	$7,663,684
Other Income (Expense)
Net distributions and dividend income	$43,462	$375,573
Net realized and unrealized loss on other equity securities	(544,208)	(1,628,752)
Interest expense	(3,454,397)	(3,926,009)
Total Other Expense	(3,955,143)	(5,179,188)
Income before income taxes	7,719,255	2,484,496
Taxes
Current tax benefit	(33,760)	(677,731)
Deferred tax benefit	(298,846)	(577,395)
Income tax benefit	(332,606)	(1,255,126)
Net Income	8,051,861	3,739,622
Less: Net Income attributable to non-controlling interest	382,383	348,501
Net Income attributable to CorEnergy Stockholders	$7,669,478	$3,391,121
Preferred dividend requirements	1,037,109	1,037,109
Net Income attributable to Common Stockholders	$6,632,369	$2,354,012

Net Income	$8,051,861	$3,739,622
Other comprehensive income (loss):
Changes in fair value of qualifying hedges / AOCI attributable to CorEnergy stockholders	2,972	(211,076)
Changes in fair value of qualifying hedges / AOCI attributable to non-controlling interest	694	(49,350)
Net Change in Other Comprehensive Income (Loss)	$3,666	$(260,426)
Total Comprehensive Income	8,055,527	3,479,196
Less: Comprehensive income attributable to non-controlling interest	383,077	299,151
Comprehensive Income attributable to CorEnergy Stockholders	$7,672,450	$3,180,045
Earnings Per Common Share:
Basic	$0.56	$0.20
Diluted	$0.56	$0.20
Weighted Average Shares of Common Stock Outstanding:
Basic	11,888,681	11,943,938
Diluted	11,888,681	11,943,938
Dividends declared per share	$0.750	$0.750
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31. 2016	11,886,216	$11,886	$56,250,000	$350,217,746	$(11,196)	$—	$27,441,044	$433,909,480
Net income	—	—	—	—	—	7,669,478	382,383	8,051,861
Amortization related to de-designated cash flow hedges	—	—	—	—	2,972	—	694	3,666
Total comprehensive income (loss)	—	—	—	—	2,972	7,669,478	383,077	8,055,527
Series A preferred stock dividends	—	—	—	—	—	(1,037,109)	—	(1,037,109)
Common stock dividends	—	—	—	(2,282,293)	—	(6,632,369)	—	(8,914,662)
Reinvestment of dividends paid to common stockholders	6,930	7	—	247,326	—	—	—	247,333
Balance at March 31, 2017 (Unaudited)	11,893,146	$11,893	$56,250,000	$348,182,779	$(8,224)	$—	$27,824,121	$432,260,569
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Operating Activities
Net Income	$8,051,861	$3,739,622
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(298,846)	(577,395)
Depreciation, amortization and ARO accretion	6,474,779	5,945,501
Provision for loan loss	—	4,645,188
Net distributions and dividend income, including recharacterization of income	148,649	(117,004)
Net realized and unrealized loss on other equity securities	544,208	1,628,751
Unrealized gain on derivative contract	(27,073)	(71,363)
Changes in assets and liabilities:
Increase in accounts and other receivables	(1,169,407)	(3,240,409)
Decrease in financing note accrued interest receivable	—	95,114
Increase in prepaid expenses and other assets	(99,573)	(161,354)
Increase in management fee payable	10,270	130,365
Increase in accounts payable and other accrued liabilities	1,932,866	1,935,402
Increase in unearned revenue	—	2,761,202
Net cash provided by operating activities	$15,567,734	$16,713,620
Investing Activities
Purchases of property and equipment, net	—	(101,919)
Proceeds from asset foreclosure and sale	—	223,451
Increase in financing notes receivable	—	(202,000)
Return of capital on distributions received	31,055	1,165
Net cash provided (used) by investing activities	$31,055	$(79,303)
Financing Activities
Debt financing costs	—	(224,586)
Dividends paid on Series A preferred stock	(1,037,109)	(1,037,109)
Dividends paid on common stock	(8,667,329)	(8,795,460)
Advances on revolving line of credit	—	44,000,000
Principal payments on secured credit facilities	(2,413,733)	(52,346,250)
Net cash used by financing activities	$(12,118,171)	$(18,403,405)
Net Change in Cash and Cash Equivalents	$3,480,618	$(1,769,088)
Cash and Cash Equivalents at beginning of period	7,895,084	14,618,740
Cash and Cash Equivalents at end of period	$11,375,702	$12,849,652
See accompanying Notes to Consolidated Financial Statements.
Supplemental information continued on next page.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc. (Continued from previous page)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,047,357	$1,398,422
Income taxes paid (net of refunds)	$—	$10,683

Non-Cash Investing Activities
Net change in Assets Held for Sale, Property and equipment, Prepaid expenses and other assets, Accounts payable and other accrued liabilities and Liabilities held for sale	$—	$(1,776,549)

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$247,333	$159,313
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. ("CorEnergy" or "the Company"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common shares are listed on the New York Stock Exchange under the symbol “CORR” and the depositary shares representing its Series A Preferred are listed on the New York Stock Exchange under the symbol "CORR PrA "
The Company is primarily focused on acquiring and financing real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. The Company also may provide other types of capital, including loans secured by energy infrastructure assets. Targeted assets include pipelines, storage tanks, transmission lines, and gathering systems, among others. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to other sources such as corporate borrowing, bond offerings, or equity offerings. Many of the Company's leases contain participation features in the financial performance or value of the underlying infrastructure real property asset. The triple-net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order. CorEnergy considers its investments in these energy infrastructure assets to be a single business segment and reports them accordingly in its financial statements.
In 2013 CorEnergy qualified, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of the Company's assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent the Company from qualifying as a REIT. The Company's use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows it to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries. Taxable REIT subsidiaries hold the Company's securities portfolio, operating businesses and certain financing notes receivable.
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include CorEnergy accounts and the accounts of its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the Company's net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2016, filed with the SEC on March 2, 2017 (the "2016 CorEnergy 10-K").

Table of Contents	Glossary of Defined Terms

2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The Company is currently planning to use the modified retrospective transition method. However, it does not expect that adoption of the standard will have have a significant impact on its consolidated financial statements, as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
In January 2016, the FASB issued ASU 2016-01 "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which will require entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact that adopting the new standard, but does not believe that its adoption will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 "Leases" which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 31, 2018, with early adoption permitted. At adoption, the standard will be applied using a modified retrospective approach. Management is in the process of evaluating the impact of the standard on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact that adopting the new standard will have on the Company's consolidated financial statements but believes that, unless the Company acquires any additional financing receivables, the impact will not be material.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. Management is currently evaluating the impact of the new standard but does not expect that its adoption will have a material impact.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business" which clarifies the definition of “a business” to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is allowed for transactions where the acquisition (or subsidiary deconsolidation) occurs before the effective date of the amendments and the transaction has not been previously reported in the financial statements. Management is currently evaluating the impact and timing of adopting the new standard.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for annual or interim tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. Effective January 1, 2017, Management has elected to early adopt this standard in connection with its goodwill impairment testing performed subsequent to January 1, 2017. As the standard will be applied prospectively, for measurement of goodwill impairment

Table of Contents	Glossary of Defined Terms

losses when an impairment is indicated, the impact of adoption to the financial statements will depend on various factors.  However, elimination of the second step will reduce the complexity and cost of measuring any such impairment.
3. LEASED PROPERTIES AND LEASES
As of March 31, 2017, the Company had three significant leased properties located in Oregon, Wyoming, Louisiana, and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial terms of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS(1)	Portland Terminal Facility
Location	Gulf of Mexico/Louisiana	Pinedale, WY	Portland, OR
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC	Arc Terminals Holdings LLC
Asset Description	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system	Approximately 150 miles of pipelines and four central storage facilities	A 39-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1.5 million barrels
Date Acquired	June 2015	December 2012	January 2014
Initial Lease Term	11 years	15 years	15 years
Renewal Option	equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms	5-year terms
Current Monthly Rent Payments	7/1/16 - 6/30/17: $2,826,250 7/1/17 - 6/30/18: $2,854,667	$1,741,933	$513,355
Initial Estimated Useful Life	27 years	26 years	30 years
(1) Non-Controlling Interest Partner, Prudential, funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. The general partner, Pinedale GP, a wholly-owned subsidiary of the Company, holds the remaining 81.05 percent of the economic interest.

The future contracted minimum rental receipts for all leases as of March 31, 2017, are as follows:

Future Minimum Lease Receipts (1)
Years Ending December 31,	Amount
2017	$45,937,056
2018	61,356,965
2019	63,750,535
2020	70,919,225
2021	77,101,146
Thereafter	376,854,030
Total	$695,918,957
(1)Future minimum lease receipts include base rents for the Portland Terminal Facility through its initial 15-year term. The lessee has a purchase option on the facility beginning in February 2017, which it can exercise with 90-days notice, as well as lease termination options on the fifth and tenth anniversaries of the lease. If exercised, the purchase option and termination options are subject to additional payment provisions and termination fees prescribed under the lease.

The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
			For the Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2017	March 31, 2016
Pinedale LGS	39.8%	39.8%	30.6%	30.4%
Grand Isle Gathering System	50.1%	50.0%	59.6%	59.8%
Portland Terminal Facility	9.9%	9.9%	9.7%	9.7%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.

Table of Contents	Glossary of Defined Terms

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Depreciation Expense
GIGS	$2,438,649	$2,143,722
Pinedale	2,217,360	2,217,360
Portland Terminal Facility	318,915	(113,659)
United Property Systems	9,059	7,425
Total Depreciation Expense	$4,983,983	$4,254,848
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641
Pinedale	15,342	15,342
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983
ARO Accretion Expense
GIGS	$160,629	$184,082
Total ARO Accretion Expense	$160,629	$184,082
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	March 31, 2017	December 31, 2016
Net Deferred Lease Costs
GIGS	$282,806	$290,447
Pinedale	657,743	673,085
Total Deferred Lease Costs, net	$940,549	$963,532
Substantially all of the lease tenants' financial results are driven by exploiting naturally occurring oil and natural gas hydrocarbon deposits beneath the Earth's surface. As a result, the tenants' financial results are highly dependent on the performance of the oil and natural gas industry, which is highly competitive and subject to volatility. During the terms of the leases, management monitors the credit quality of its tenants by reviewing their published credit ratings, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements, monitoring news reports regarding the tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.
Ultra Petroleum
On March 14, 2017, the bankruptcy court issued an order confirming its plan of reorganization and on April 12, 2017, Ultra Petroleum emerged from bankruptcy. Ultra Petroleum is currently subject to the reporting requirements under the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Following emergence from bankruptcy, its stock is trading on the NASDAQ under the symbol UPL. Its SEC filings can be found at www.sec.gov (UPL). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but has no reason to doubt the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of Ultra Petroleum that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
EXXI
EXXI is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Following emergence from bankruptcy on December 30, 2016, the succeeding company continued to file Exchange Act reports with the SEC. Its SEC filings can be found at www.sec.gov (historical - EXXI; successor - Energy XXI Gulf Coast, Inc.). Its stock is currently trading on the NASDAQ under the symbol EXXI. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EXXI, but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent

Table of Contents	Glossary of Defined Terms

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
4. FINANCING NOTES RECEIVABLE
Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs, and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status, and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when, based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company does determine an allowance is necessary, the amount deemed uncollectable is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if management otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal.
Black Bison Financing Notes
On February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans. The foreclosure was accepted in satisfaction of $2.0 million of the total outstanding loan balance. The real property assets were sold or disposed of during 2016, as further described in Note 7, Property And Equipment. The Company did not record any financing revenue related to the Black Bison Loans for the three-month period ended March 31, 2016 or any subsequent period. These notes were considered by the Company to be on non-accrual status and were reflected as such in the financial statements. For the three months ended March 31, 2016, the Company recorded $463 thousand in provision for loan losses related to the Black Bison Loans.
Four Wood Financing Note Receivable
As a result of the decreased economic activity by SWD, the Company recorded a provision for loan loss with respect to the SWD Loans. The income statement for the three months ended March 31, 2016 reflects a Provision for Loan Loss of $3.5 million, which includes $71 thousand of deferred origination income and $98 thousand of interest accrued under the original loan agreements. The loans were placed on non-accrual status during the first quarter of 2016.
Effective October 1, 2016, a portion of the financing notes with SWD were restructured. The interest rate on the $4.0 million REIT Loan was reduced to 10 percent and the required principal amortization was delayed until September 30, 2018. The Company is in the process of restructuring the remaining TRS Loan. The restructuring did not have a material impact to the consolidated financial statements. The balance of the loans, net of the reserve for loan loss, represents the amount expected to be received as of March 31, 2017. The balance of the loans has been valued based on the enterprise value of SWD Enterprises, and thus the value of the collateral supporting the loans, at $1.5 million as of March 31, 2017 and December 31, 2016.
5. VARIABLE INTEREST ENTITIES
The FASB issued ASU 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" (“ASU 2015-02”), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited

Table of Contents	Glossary of Defined Terms

partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity (“VIE”) unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 - Consolidation in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated on the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based upon the general partners’ roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon that evaluation, the consolidated financial statements presented include full consolidation with respect to both of the partnerships.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of March 31, 2017, and December 31, 2016, are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2017	December 31, 2016
Deferred Tax Assets:
Net operating loss carryforwards	$1,209,892	$1,144,818
Net unrealized loss on investment securities	272,474	61,430
Cost recovery of leased and fixed assets	705,505	739,502
Loan Loss Provision	608,086	608,086
Other loss carryforwards	3,536,701	3,187,181
Sub-total	$6,332,658	$5,741,017
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$(2,195,747)	$(2,158,746)
Cost recovery of leased and fixed assets	(2,079,776)	(1,823,982)
Sub-total	$(4,275,523)	$(3,982,728)
Total net deferred tax asset	$2,057,135	$1,758,289
As of March 31, 2017, the total deferred tax assets and liabilities presented above relates to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2012, remain open to examination by federal and state tax authorities.
Total income tax expense/(benefit) differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three months ended March 31, 2017 and 2016, to income or loss from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2017	March 31, 2016
Application of statutory income tax rate	$2,567,905	$747,599
State income taxes, net of federal tax (benefit)	(35,437)	(83,260)
Federal Tax Attributable to Income of Real Estate Investment Trust	(2,865,074)	(1,919,465)
Total income tax expense (benefit)	$(332,606)	$(1,255,126)
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Holdings, Inc. and Corridor Private Holdings, Inc. had a blended state rate of approximately 3.78 percent for the three months ended March 31, 2017 and 2.82 percent for the three months ended March 31, 2016. CorEnergy BBWS, Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because

Table of Contents	Glossary of Defined Terms

Mowood Corridor, Inc. and Corridor MoGas, Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, all of the income tax benefit presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense/(benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2017	March 31, 2016
Current tax expense (benefit)
Federal	$(30,469)	$(627,197)
State (net of federal tax benefit)	(3,291)	(50,534)
Total current tax expense (benefit)	$(33,760)	$(677,731)
Deferred tax expense (benefit)
Federal	$(266,700)	$(544,669)
State (net of federal tax benefit)	(32,146)	(32,726)
Total deferred tax expense (benefit)	$(298,846)	$(577,395)
Total income tax expense (benefit), net	$(332,606)	$(1,255,126)
As of December 31, 2016, the TRSs had an aggregate net operating loss of $3.0 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $90 thousand, $804 thousand, $479 thousand and $1.7 million in the years ending December 31, 2033, 2034, 2035 and 2036 respectively. The amount of deferred tax asset for net operating losses as of March 31, 2017, includes amounts for the three months ended March 31, 2017. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes (Unaudited)
	March 31, 2017	December 31, 2016
Aggregate cost for federal income tax purposes	$4,049,249	$4,327,077
Gross unrealized appreciation	4,959,447	5,408,242
Gross unrealized depreciation	—	—
Net unrealized appreciation	$4,959,447	$5,408,242
7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

Property and Equipment
	March 31, 2017	December 31, 2016
Land	$580,000	$580,000
Natural gas pipeline	124,288,156	124,288,156
Vehicles and trailers	570,267	570,267
Office equipment and computers	267,095	267,095
Gross property and equipment	$125,705,518	$125,705,518
Less: accumulated depreciation	(10,131,025)	(9,292,712)
Net property and equipment	$115,574,493	$116,412,806

Depreciation of property and equipment is as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Depreciation Expense	$838,313	$834,905
Assets and Liabilities Held for Sale
Effective February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the holding company of BBWS, the borrower of the Black Bison financing notes. On June 16, 2016, the Company entered into an asset sale agreement with Expedition Water Solutions for the sale of specified disposal wells and related equipment as outlined in the sale agreement. Consideration received by the company included $748 thousand cash, net of fees, and the future right to royalty payments of up

Table of Contents	Glossary of Defined Terms

to $6.5 million, which was fair valued at $450 thousand. The rights to future cash payments are tied to the future volumes of water disposed in each of the wells sold.
There were no assets or liabilities held for sale at March 31, 2017 or December 31, 2016.
8. MANAGEMENT AGREEMENT
The Company pays Corridor as the Company's Manager pursuant to a Management Agreement as described in the 2016 CorEnergy 10-K. Effective March 31, 2017, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $9 thousand of the $149 thousand total incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock during the three months ended March 31, 2017.
Fees incurred under the Management Agreement for each of the three months ended March 31, 2017 and 2016 were $1.8 million, and are reported in the General and Administrative line item on the income statement.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for each of the three months ended March 31, 2017 and 2016 were $67 thousand, and are reported in the General and Administrative line item on the income statement.
9. FAIR VALUE
The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2017, and December 31, 2016.

March 31, 2017
	March 31, 2017	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$8,563,297	$—	$—	$8,563,297
Interest Rate Swap Derivative	50,689	—	50,689	—
Total Assets	$8,613,986	$—	$50,689	$8,563,297

December 31, 2016
	December 31, 2016	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$9,287,209	$—	$—	$9,287,209
Interest Rate Swap Derivative	19,950	—	19,950	—
Total Assets	$9,307,159	$—	$19,950	$9,287,209
At March 31, 2017, the only assets and liabilities measured at fair value on a recurring basis are the Company's derivatives and its equity securities. On March 30, 2016, the Company terminated one of the cash flow hedges with a notional amount of $26.3 million concurrent with the assignment of the $70 million Pinedale Credit Facility. The remaining cash flow hedge was de-designated from hedge accounting as of March 30, 2016, and continues to be valued using a consistent methodology and therefore is classified as a Level 2 investment. Subsequent to de-designation, changes in the fair value are recognized in earnings in the period in which the changes occur.
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
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2017 and 2016, are as follows:

Table of Contents	Glossary of Defined Terms

Level 3 Rollforward
For the Three Months Ended March 31, 2017	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains/(Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Losses, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$9,287,209	$—	$—	$(544,208)	$(179,704)	$8,563,297	$(544,208)
Total	$9,287,209	$—	$—	$(544,208)	$(179,704)	$8,563,297	$(544,208)

For the Three Months Ended March 31, 2016
Other equity securities	$8,393,683	$—	$—	$(1,672,081)	$115,840	$6,837,442	$(1,672,081)
Total	$8,393,683	$—	$—	$(1,672,081)	$115,840	$6,837,442	$(1,672,081)
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three months ended March 31, 2017 and 2016.
Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments.
As of March 31, 2017 and December 31, 2016, the Company’s investment in Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC, collectively, ("Lightfoot") is its only remaining significant private company investment. Lightfoot in turn owns a combination of public and private investments. Therefore, Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments, and (ii) discounted cash flow analysis using an estimated discount rate of 15.9 percent to 17.9 percent and 15.3 percent to 17.3 percent as of March 31, 2017 and December 31, 2016, respectively. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
As of both March 31, 2017 and December 31, 2016, the Company held a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. Lightfoot’s assets include an ownership interest in Gulf LNG, a 1.5 billion cubic feet per day (“bcf/d”) receiving, storage, and regasification terminal in Pascagoula, Mississippi, and common units and subordinated units representing an approximately 40 percent aggregate limited partner interest, and a noneconomic general partner interest, in Arc Logistics Partners LP (NYSE: ARCX). The Company holds observation rights on Lightfoot's Board of Directors.
Certain condensed combined unaudited financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Assets
Current assets	$16,182	$20,412
Noncurrent assets	696,341	698,745
Total Assets	$712,523	$719,157
Liabilities
Current liabilities	$13,593	$14,718
Noncurrent liabilities	268,891	268,805
Total Liabilities	$282,484	$283,523

Partner's equity	430,039	435,634
Total liabilities and partner's equity	$712,523	$719,157

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended
	(Unaudited)
	March 31, 2017	March 31, 2016
Revenues	$25,925	$26,067
Operating expenses	22,471	22,072
Income (Loss) from Operations	$3,454	$3,995
Other income	1,910	2,374
Net Income	$5,364	$6,369
Less: Net Income attributable to non-controlling interests	(3,130)	(4,007)
Net Income attributable to Partner's Capital	$2,234	$2,362
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
Secured Credit Facilities — The fair value of the Company’s long-term variable-rate debt under its secured credit facilities approximates carrying value.
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2017		December 31, 2016
		Carrying Amount (1)	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$11,375,702	$11,375,702	$7,895,084	$7,895,084
Financing notes receivable (Note 4)	Level 3	$1,500,000	$1,500,000	$1,500,000	$1,500,000
Financial Liabilities:
Secured Credit Facilities	Level 2	$86,992,738	$86,992,738	$89,387,985	$89,387,985
Unsecured convertible senior notes	Level 1	$111,441,691	$127,300,380	$111,244,895	$129,527,940
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

Table of Contents	Glossary of Defined Terms

10. CREDIT FACILITIES
The following is a summary of the Company's debt facilities and balances as of March 31, 2017, and December 31, 2016:

	Total Commitment or Original Principal	Quarterly Principal Payments		March 31, 2017		December 31, 2016
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
7% Unsecured Convertible Senior Notes	$115,000,000	$—	6/15/2020	$114,000,000	7.00%	$114,000,000	7.00%
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$105,000,000	$—	12/15/2019	44,000,000	3.99%	44,000,000	3.76%
CorEnergy Term Loan	$45,000,000	$1,615,000	12/15/2019	35,125,000	3.98%	36,740,000	3.74%
MoGas Revolver	$3,000,000	$—	12/15/2019	—	3.98%	—	3.77%
Omega Line of Credit	$1,500,000	$—	7/31/2017	—	4.98%	—	4.77%
Pinedale Secured Credit Facility:
$58.5M Term Loan – related party (1)	$11,085,750	$167,139	3/30/2021	8,061,844	8.00%	8,860,577	8.00%
Total Debt				$201,186,844		$203,600,577
Less:
Unamortized deferred financing costs (2)				$350,976		$381,531
Unamortized discount on 7% Convertible Senior Notes				2,401,439		2,586,166
Long-term debt, net of deferred financing costs				$198,434,429		$200,632,880
Debt due within one year				$7,128,556		$7,128,556
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

Deferred Financing Costs, net (1)
	March 31, 2017	December 31, 2016
CorEnergy Credit Facility	$1,914,929	$2,168,518
(1) This is the portion of deferred financing costs which relate to a revolving credit facility and are not presented as a reduction to Long-term debt but rather as Deferred Costs in the Asset section of the Consolidated Balance Sheets.

Deferred Financing Cost Amortization Expense(1)(2)
	For the Three Months Ended
	March 31, 2017	March 31, 2016
CorEnergy Credit Facility	$272,074	$262,302
Pinedale Credit Facility	—	156,330
Total Deferred Debt Cost Amortization	$272,074	$418,632
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Income.
(2) For the amount of deferred debt costs amortization relating to the Convertible Notes included in the Consolidated Statements of Income, see the Convertible Debt footnote.
The remaining contractual principal payments as of March 31, 2017 under the CorEnergy and Pinedale credit facilities are as follows:

Total Remaining Contractual Payments
Year	CorEnergy Revolver	CorEnergy Term Loan	Pinedale Credit Facility	Total
2017	$—	$4,845,000	$501,416	$5,346,416
2018	—	6,460,000	668,556	7,128,556
2019	44,000,000	23,820,000	668,556	68,488,556
2020			668,556	668,556
2021	—	—	5,554,760	5,554,760
Thereafter	—	—	—	—
Total	$44,000,000	$35,125,000	$8,061,844	$87,186,844

Table of Contents	Glossary of Defined Terms

CorEnergy Credit Facilities
On March 30, 2016, the Company drew $44.0 million on the CorEnergy Revolver in conjunction with the refinancing of the Pinedale Credit Facility. See below for further details. As of March 31, 2017, the Company has approximately $53.3 million of available borrowing base capacity on the CorEnergy Revolver and was in compliance with all covenants under the CorEnergy Credit Facility. On April 18, 2017, the Company repaid the $44.0 million in outstanding borrowings on the CorEnergy Revolver with a portion of the proceeds from a follow-on offering of its 7.375% Series A Cumulative Redeemable Preferred Stock, as discussed further in Note 14, Subsequent Events.
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
On March 4, 2016, the Company obtained a consent from its lenders under the CorEnergy Credit Facility, which permitted the Company to utilize the CorEnergy Revolving Credit Facility to refinance the Company's pro rata share of the remaining balance of the Pinedale secured term credit facility. On March 30, 2016, the Company and Prudential ("the Refinancing Lenders"), refinanced the remaining $58.5 million principal balance of the $70 million credit facility (on a pro rata basis equal to their respective equity interests in Pinedale LP, with the Company’s 81.05 percent share being approximately $47.4 million) and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. The facility was further modified to extend the maturity date to March 30, 2021; to increase the LIBOR Rate to the greater of (i) 1.00 percent and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to seven percent (7.00 percent) per annum. The Company's portion of the debt and interest is eliminated in consolidation and Prudential's portion of the debt is shown as a related-party liability. The Company also terminated one of two related interest rate swaps with a notional amount of $26.3 million.
The Company has provided to Prudential a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit facility also requires that Pinedale LP maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company. At March 31, 2017, the net assets of Pinedale LP were $146.3 million and Pinedale LP was in compliance with all of the financial covenants of the secured term credit facility.
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
The following is a summary of the impact of Convertible Notes on interest expense for the three months ended March 31, 2017 and 2016, respectively:

Convertible Note Interest Expense
	For the Three Months Ended
	March 31, 2017	March 31, 2016
7% Convertible Notes	$1,995,000	$2,012,500
Discount Amortization	184,728	188,235
Deferred Debt Issuance Amortization	12,069	12,255
Total	$2,191,797	$2,212,990
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent for each of the three months ended March 31, 2017 and 2016.

Table of Contents	Glossary of Defined Terms

12. STOCKHOLDER'S EQUITY
PREFERRED STOCK
As of March 31, 2017, the Company has 2,250,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred"), issued and outstanding. See Note 14, Subsequent Events, for further information regarding the April 18, 2017 follow on offering of additional Series A Preferred stock and declaration of dividends on outstanding shares.
COMMON STOCK
As of March 31, 2017, the Company has 11,893,146 of common shares issued and outstanding. See Note 14, Subsequent Events, for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On February 18, 2016, the Company had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600 million.
As of March 31, 2017, the Company has issued 41,511 shares of common stock under the Company's dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $1.1 million to approximately $598.9 million. Shelf availability was further reduced by $70 million on April 18, 2017 as a result of the follow on offering of additional 7.375% Series A Cumulative Redeemable Preferred Stock as discussed further in Note 14, Subsequent Events.
13. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three months ended March 31, 2017 and 2016 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes, because such impact would be antidilutive.

Earnings Per Share
	For the Three Months Ended
	March 31, 2017	March 31, 2016
Net income attributable to CorEnergy stockholders	$7,669,478	$3,391,121
Less: preferred dividend requirements	1,037,109	1,037,109
Net income attributable to common stockholders	$6,632,369	$2,354,012
Weighted average shares - basic	11,888,681	11,943,938
Basic earnings (loss) per share	$0.56	$0.20

Net income attributable to common stockholders (from above)	$6,632,369	$2,354,012
Add: After tax effect of convertible interest (1)	—	—
Income attributable for dilutive securities	$6,632,369	$2,354,012
Weighted average shares - diluted	11,888,681	11,943,938
Diluted earnings (loss) per share	$0.56	$0.20
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
Common Stock Dividend Declaration
On April 26, 2017, our Board of Directors declared the 2017 first quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on May 31, 2017, to shareholders of record on May 16, 2017.

Table of Contents	Glossary of Defined Terms

Preferred Stock Dividend Declaration
On April 26, 2017, our Board of Directors also declared a cash dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending March 31, 2017. The preferred stock dividend is payable on May 31, 2017, to shareholders of record on May 16, 2017.
Preferred Stock Offering
On April 18, 2017, the Company closed a follow-on, underwritten public offering of 2,800,000 depository shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per depository share. Proceeds from the offering are estimated at $67.6 million, after deducting underwriter discounts and other offering expenses. Following the offering, the Company will have a total of 5,050,000 depository shares outstanding. A portion of the proceeds from the offering were utilized to repay $44.0 million in outstanding borrowings under the CorEnergy revolver.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this report on Form 10-Q of CorEnergy Infrastructure, Inc. (“the Company”, “CorEnergy”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers, and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 2, 2017, and Part II, Item 1A - "Risk Factors" in this report on Form 10-Q.
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
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. CorEnergy targets dividend growth of 1-3 percent annually from existing contracts through inflation escalations and participating rents and additional growth from acquisitions. Based on low inflation and current production levels, the Company is not anticipating significant inflation-based or participating rents in 2017. Since qualifying as a REIT in 2013, we have grown our annualized dividend from $2.50 per share to $3.00 per share. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.

Table of Contents	Glossary of Defined Terms

State of the Market
CorEnergy shares closed on March 31, 2017 at a price of $33.78, which represents a three percent decrease from the closing price on December 31, 2016. The S&P 500 Index ended March 2017 at 2,362.72 and the Alerian MLP Index rose to 323.12. These are increases of six percent and two percent, respectively, since the beginning of 2017.
With our current asset base, we expect CorEnergy’s cash flows to be consistent and stable, regardless of the volumes and prices of the commodities transported and stored in the majority of our assets. This is due to the structure of our long-term triple-net leases, which require the monthly payment of minimum rents, with some potential upside should certain utilization thresholds be met. While we have no direct commodity price exposure, we believe that the market continues to price in a level of such risk to our business. Accordingly, we continue to see some correlation between the price of CorEnergy shares to the prices of oil and natural gas, which we believe to be unwarranted based on the nature of our business and leases. WTI oil prices closed on March 31, 2017 at $50.60 per barrel and natural gas was $3.19 per MMBtu, which are six and 14 percent decreases, respectively, from the prices on December 31, 2016. For up-to-date commodity prices, please refer to http://www.eia.gov.
Evidence of an increasingly positive outlook for energy companies is found in the higher number of rigs coming online. The Baker Hughes rig counts are an important business barometer for the drilling industry and its suppliers. The active rig count acts as a leading indicator of demand for products used in drilling, completing, producing and processing hydrocarbons. When drilling rigs are active, they consume products and services produced by the oil service industry. The Baker Hughes rig count on March 31, 2017 was 824 rigs in the United States, approximately 80 percent of which were oil. This number is up from the 404 rigs counted on May 20 and May 27, 2016, the recent low point, but still significantly below the 1,811 rigs online in the first week of 2015.
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
As with other companies invested primarily in real property and related infrastructure, our share price can be positively or negatively affected by the decisions, or market perception of the decisions, of the Federal Reserve to raise, maintain, or lower interest rates. During its last meeting in on March 14 and 15, 2017, the Federal Reserve chose to again raise the target federal funds rate to 0.75 to 1.00 percent, from 0.50 to 0.75 percent. The Federal Reserve's long term inflation objective remained at two percent, with little changed in the outlook from the February 2017 meeting. The Federal Reserve may increase interest rates in upcoming quarters, which in turn could have a slightly adverse effect on our share price.
Recent Developments
Preferred Stock Offering
On April 18, 2017, we closed a follow-on, underwritten public offering of 2,800,000 depository shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per depository share. Proceeds from the offering are estimated at $67.6 million, after deducting underwriter discounts and other offering expenses. Following the offering, we will have a total of 5,050,000 depository shares outstanding. A portion of the proceeds from the offering were utilized to repay $44.0 million in outstanding borrowings under the CorEnergy revolver.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of March 31, 2017, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Table of Contents	Glossary of Defined Terms

The following is a comparison of lease revenues, security distributions, financing revenue, operating results, and expenses for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Leases:
Lease revenue	$17,066,526	$16,996,072
Other Equity Securities:
Net cash distributions received	223,166	259,734
Financing:
Financing revenue	—	162,344
Operations:
Transportation and distribution revenue	5,010,590	5,099,451
Transportation and distribution expense	(1,335,570)	(1,362,325)
Net Operations (excluding depreciation, amortization, and ARO accretion)	3,675,020	3,737,126
Total Lease Revenue, Security Distributions, Financing Revenue, and Operating Results	$20,964,712	$21,155,276
General and administrative	(3,061,240)	(3,289,852)
Non-Controlling Interest attributable to Adjusted EBITDA Items	(964,936)	(944,527)
Adjusted EBITDA	$16,938,536	$16,920,897
Lease Revenue, Security Distributions, Financing Revenue, and Operating Results
Our operating performance was derived primarily from leases of real property assets, distributions from our remaining portfolio of equity investments, and the operating results of our subsidiaries. Total lease revenue, security distributions, financing revenue, and operating results generated by our investments for the three months ended March 31, 2017 decreased $191 thousand compared to the prior-year period, primarily attributable to a $162 thousand decline in financing revenue associated with the loans to SWD which were placed on a non-accrual basis during the prior-year period. See Note 4, Financing Notes Receivable, for additional information on the SWD loans.
For the three months ended March 31, 2017, lease revenue increased $70 thousand over the prior-year period primarily due to annual CPI escalations pursuant to the Pinedale Lease Agreement.
For each the three months ended March 31, 2017 and 2016, the operations of our subsidiaries, MoGas and Omega, contributed approximately $3.7 million to Net Operations (excluding depreciation and amortization). Transportation and distribution revenues totaled $5.0 million and $5.1 million, respectively, while transportation costs and expenses were approximately $1.3 million and $1.4 million, respectively.
General and Administrative
Total general and administrative expenses for the three months ended March 31, 2017 and 2016, were $3.1 million and $3.3 million, respectively. The most significant components of the variance from the prior-year periods are outlined in the following table and explained below:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Management fees	$1,817,793	$1,838,166
Acquisition and professional fees	944,114	887,021
Other expenses	299,333	564,665
Total	$3,061,240	$3,289,852
Management fees are directly proportional to the Company's asset base. During the three months ended March 31, 2017, the Manager voluntarily waived approximately $9 thousand of the incentive fees that would have otherwise been payable under the Management Agreement. See Note 8 in the Notes to the Consolidated Financial Statements included in this report for additional information.

Table of Contents	Glossary of Defined Terms

Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. Due to the uncertainty in the energy industry and the number of energy companies going through the bankruptcy process in early 2016, the Company experienced lower asset acquisitions costs. For the three months ended March 31, 2017, asset acquisition expenses increased $222 thousand compared to the prior-year period primarily due to increased focus on potential acquisition opportunities.
For the three months ended March 31, 2017, professional fees decreased $165 thousand versus the prior-year period. The decrease is primarily attributable to increased costs incurred in the prior-year period in conjunction with: (i) the March 2016 assignment and modification of the Pinedale Credit Facility; (ii) the January 2016 Form S-3 Registration Statement; and (iii) Black Bison foreclosure and sale activities.
Other expenses for the three months ended March 31, 2017, decreased $265 thousand versus the prior-year period. This decrease was predominantly related to costs incurred in the prior-year period associated with: (i) Black Bison's operating costs following the foreclosure; (ii) expenses associated with the January 2016 Form S-3 Registration Statement; and (iii) the cost of redesigning our website.
Non-Controlling Interest Attributable to Adjusted EBITDA Items
Based on Prudential's 18.95 percent ownership interest in Pinedale LP, the Company is required to make a further adjustment to the adjusted EBITDA items presented above to exclude the portion attributable to Prudential's non-controlling interest. For the three months ended March 31, 2017 and 2016, Prudential's interest in these items totaled $965 thousand and $945 thousand, respectively.
Adjusted EBITDA
Adjusted EBITDA attributable to CorEnergy Stockholders for each of the three months ended March 31, 2017 and 2016, was $16.9 million.
The following table presents a reconciliation of Income Attributable to Common Stockholders as reported in the Consolidated Statements of Income and Comprehensive Income to Adjusted EBITDA:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Income Attributable to Common Stockholders	$6,632,369	$2,354,012
Add:
Net realized and unrealized loss on securities, noncash portion	575,263	1,629,917
Depreciation, amortization, and ARO accretion	6,005,908	5,296,818
Interest expense, net	3,454,397	3,926,009
Provision for loan losses	—	4,645,188
Preferred dividend requirements	1,037,109	1,037,109
Less:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period (1)	(148,649)	117,004
Non-controlling interest attributable to depreciation, amortization, and interest expense(2)	582,553	596,026
Income tax benefit	332,606	1,255,126
Adjusted EBITDA	$16,938,536	$16,920,897
(1) We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict the Company's share of income and losses from the investment in the security, previously unrealized gains can be reclassified as dividend income.

(2) ARO accretion expense has no impact on non-controlling interest.
Net Realized and Unrealized Gain (Loss) on Securities
For the three months ended March 31, 2017 versus March 31, 2016, the $1.1 million decrease in the noncash portion of net realized and unrealized loss from other equity securities was primarily due to fluctuations in the valuation of Lightfoot which is dependent on the public share price of Arc Logistics (ARCX). During the first quarter of 2016, WTI oil and natural gas prices bottomed and ARCX share prices declined $3.04 or 22.9 percent as compared to a decline of $1.68 or 10.5 percent during the current-year period. In addition, the adjustment we recorded in the first quarter of each year to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s, which depict the Company's share of income and losses from the investment in the security, declined $266 thousand.

Table of Contents	Glossary of Defined Terms

Depreciation, Amortization, and ARO Accretion
Depreciation, amortization, and ARO accretion expense for the three months ended March 31, 2017, increased $709 thousand as compared to the prior-year period. This increase was primarily due to a $433 thousand adjustment recorded in the prior-year period which reduced depreciation expense and a reduction in the estimated useful life of the GIGS to 26.5 years at the end of 2016.
Interest Expense
For the three months ended March 31, 2017 and 2016, interest expense totaled approximately $3.5 million for the current-year period versus $3.9 million for the prior-year period. This decrease was attributable to the Company internally refinancing its pro rata share of the Pinedale Credit Facility on March 30, 2016, which resulted in a reduction of the outstanding debt balance with third parties and the amortization of $156 thousand of deferred debt costs associated with the extension of the Pinedale Credit Facility to March 30, 2016 during the first quarter of 2016.
Provision for Loan Losses
For the three months ended March 31, 2016, the Company recorded a provision for loan losses of approximately $4.6 million. The prior-year provision for loan losses related primarily to a write-down of $3.5 million on the SWD loans, with additional provisions recorded related to the Black Bison financing notes. There were no loan loss provisions recorded in the first quarter of 2017. For additional information, see Note 4 in the Notes to the Consolidated Financial Statements included in this report.
Net Distributions and Dividends Reported as Income
The following table summarizes the breakout of net distributions and dividends reported as income on the Consolidated Statements of Income. The table begins with the gross cash distributions and dividend income received from our investment securities during the three months ended March 31, 2017 and 2016. An addition is shown for cash distributions received in a prior period that were, at the time, deemed a return of capital and have been reclassified during the current period as dividend income. Conversely, cash distributions received in a prior period that were, at the time, deemed dividend income and have been reclassified as a return of capital during the current period are subtracted. Finally, a reduction is shown for cash distributions received in the current period that are deemed a return of capital and, as such, are not included in income received from investment securities. The portion of the distributions that are deemed to be return of capital in any period are based on estimates made at the time such distributions are received. These estimates may subsequently be revised based on information received from the portfolio company after their tax reporting periods are concluded, as the actual character of these distributions is not known until after our fiscal year end.

Net Distributions and Dividends Recorded as Income
	For the Three Months Ended
	March 31, 2017	March 31, 2016
Gross distributions and dividends received from investment securities	$223,166	$259,734
Add:
Distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	(148,649)	117,004
Less:
Distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	31,055	1,165
Net distributions and dividends recorded as income	$43,462	$375,573
For the three months ended March 31, 2017, the decline in net distributions and dividends recorded as income versus the prior-year period was primarily the result of adjustments recorded in the first quarter of each year upon the receipt of the annual K-1s, which depict the Company's share of income and losses from the investment in the security.
Non-Controlling Interest Attributable to Depreciation, Amortization, ARO Accretion, and Interest Expense
Due to Prudential's 18.95 percent ownership interest in Pinedale LP, the Company must make adjustments for non-controlling interests. Prudential's proportionate share of depreciation, amortization, and interest expense was $583 thousand for the three months ended March 31, 2017, as compared to $596 thousand for the prior-year period.
Income Tax Benefit
For the three months ended March 31, 2017, income tax benefit declined $923 thousand versus the prior-year period. During the first quarter of 2016, we recorded a higher tax benefit in certain TRS's related to the unrealized losses associated with our investment in Lightfoot and the loan loss provisions.

Table of Contents	Glossary of Defined Terms

Net Income Attributable to CorEnergy Stockholders
For the three months ended March 31, 2017 and 2016, net income attributable to CorEnergy stockholders was $7.7 million and$3.4 million, respectively. After deducting $1.0 million for the portion of preferred dividends that are allocable to each period, net income attributable to common stockholders was $6.6 million, or $0.56 per basic and diluted common share for the current-year period as compared to $2.4 million, or $0.20 per basic and diluted common share, for the prior-year period.
Common Equity Attributable to CorEnergy Shareholders per Share
As of March 31, 2017, our common equity decreased by approximately $2.0 million to $348.2 million from $350.2 million as of December 31, 2016. This decrease principally consists of: (i) dividends paid to our shareholders of approximately $10.0 million; minus (ii) net income attributable to CorEnergy common stockholders of approximately $7.7 million; plus (iii) $247 thousand of dividends issued under the DRIP or director's compensation plans. The table below does not reflect non-controlling interest equity.

Book Value Per Share
Analysis of Equity	March 31, 2017	December 31, 2016
Series A Cumulative Redeemable Preferred Stock 7.375%, $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 22,500 issued and outstanding at March 31, 2017, and December 31, 2016	$56,250,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,893,146 and 11,886,216 shares issued and outstanding at March 31, 2017, and December 31, 2016 (100,000,000 shares authorized)	11,893	11,886
Additional paid-in capital	348,182,779	350,217,746
Accumulated other comprehensive income (loss)	(8,224)	(11,196)
Total CorEnergy Stockholders' Equity	$404,436,448	$406,468,436
Subtract: 7.375% Series A cumulative redeemable preferred stock	(56,250,000)	(56,250,000)
Total CorEnergy Common Equity	$348,186,448	$350,218,436
Common shares outstanding	11,893,146	11,886,216
Book Value per Common Share	$29.28	$29.46
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
Both NAREIT FFO and FFO Adjusted for Securities Investments are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and that may also be the case with certain of the energy infrastructure assets in which we invest. NAREIT FFO and FFO Adjusted for Securities Investments exclude depreciation and amortization unique to real estate and gains and losses from property dispositions and extraordinary items. As such, these performance measures provide a perspective not immediately apparent from net income when compared to prior-year periods. These metrics reflect the impact to operations from trends in base and participating rents, company operating costs, development activities, and interest costs.

Table of Contents	Glossary of Defined Terms

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
AFFO
Management uses Adjusted FFO ("AFFO") as a measure of long-term sustainable operational performance. AFFO in excess of dividends is used for debt repayment, capital reinvestment activities, funding our ARO liability, or other commitments and uncertainties which are necessary to sustain our dividend over the long term. Based on our current asset base, we target a ratio of AFFO to dividends of 1.5 times. We believe that this level of coverage provides a prudent reserve level to achieve dividend stability and growth over the long-term. AFFO should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance, or as an alternative to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or service our indebtedness.
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three months ended March 31, 2017 and 2016. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments and provision for loan losses, above-market rent, noncash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Three Months Ended
	March 31, 2017	March 31, 2016
Net Income attributable to CorEnergy Stockholders	$7,669,478	$3,391,121
Less:
Preferred Dividend Requirements	1,037,109	1,037,109
Net Income attributable to Common Stockholders	$6,632,369	$2,354,012
Add:
Depreciation	5,822,296	5,089,753
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	411,455	411,455
NAREIT funds from operations (NAREIT FFO)	$12,043,210	$7,032,310
Add:
Distributions received from investment securities	223,166	259,734
Income tax expense (benefit) from investment securities	(195,760)	(475,637)
Less:
Net distributions and dividend income	43,462	375,573
Net realized and unrealized gain (loss) on other equity securities	(544,208)	(1,628,752)
Funds from operations adjusted for securities investments (FFO)	$12,571,362	$8,069,586
Add:
Provision for loan losses, net of tax	—	4,040,081
Transaction costs	258,782	36,915
Amortization of debt issuance costs	468,871	617,097
Amortization of deferred lease costs	22,983	22,983
Accretion of asset retirement obligation	160,629	184,082
Income tax benefit	(136,846)	(174,382)
Unrealized (gain) loss associated with derivative instruments	(27,072)	23,875
Less:
Non-Controlling Interest attributable to AFFO reconciling items	3,351	36,804
Adjusted funds from operations (AFFO)	$13,315,358	$12,783,433

Weighted Average Shares of Common Stock Outstanding:
Basic	11,888,681	11,943,938
Diluted (1)	15,343,226	15,428,787
NAREIT FFO attributable to Common Stockholders
Basic	$1.01	$0.59
Diluted (1)	$0.93	$0.59
FFO attributable to Common Stockholders
Basic	$1.06	$0.68
Diluted (1)	$0.96	$0.67
AFFO attributable to Common Stockholders
Basic	$1.12	$1.07
Diluted (1)	$1.00	$0.96
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
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of March 31, 2017, please refer to "Item 2 - Properties" in our Annual Report on Form 10-K for the year ended December 31, 2016, and to Notes 3 and 4 in the Notes to the Consolidated Financial Statements included in this report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended March 31, 2017.

Table of Contents	Glossary of Defined Terms

Grand Isle Gathering System
Following its emergence from Chapter 11 Bankruptcy on December 30, 2016, Energy XII Gulf Coast announced changes to its executive management on February 3, 2017. Subsequently, Energy XXI changed its fiscal year end to December 31, from June 30. None of these changes have a direct effect on our lease agreement, but CorEnergy will continue to monitor, and take appropriate actions in respect to the corporate decisions of its tenant's parent company.
On February 28, 2017, Energy XII Gulf Coast commenced trading on the NASDAQ Global Select Market under the symbol "EXXI".
Pinedale LGS
On March 14, 2017, the U.S. Bankruptcy Court approved UPL's Plan of Reorganization. The company announced on April 12, 2017 its successful emergence from Chapter 11 bankruptcy. In support of its plan of reorganization, Ultra raised $2.98 billion in exit financing. On April 13, 2017, Ultra commenced trading on the NASDAQ Global Select Market under the symbol "UPL".
MoGas Pipeline

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
On April 1, 2017, MoGas Pipeline LLC commenced a non-binding open season to solicit interest in firm transportation contracts on a possible expansion project on its pipeline. The Expansion Project consists of looping its natural gas pipeline to add incremental firm capacity from either the Rocky Mountain Express (“REX”) or Panhandle Eastern (“PEPL”) pipelines to its interconnect with Enable Mississippi River Transport Pipeline (“MRT”), expanding the geographic reach of the existing MoGas Pipeline system. The Open Season provides an opportunity for interested shippers to acquire long-term firm capacity, under a minimum 10-year transportation service agreement and subject to other eligibility requirements. The non-binding open season is expected to conclude on June 30, 2017 at which time MoGas will assess the interest received.
Private Security Assets
Lightfoot
As of March 31, 2017, our investment in Lightfoot represents approximately 1.3 percent of the Company’s total assets. The following table is a summary of the fair value of Lightfoot at March 31, 2017, as compared to the fair value at December 31, 2016:

Fair Value of Other Equity Securities
	Fair Value At	Fair Value At
	March 31, 2017	December 31, 2016	$ Change	% Change
Lightfoot	$8,563,297	$9,287,209	$(723,912)	(7.8)%
The fair value of Lightfoot as of March 31, 2017 decreased approximately $724 thousand, or 7.8 percent, as compared to the value at December 31, 2016, primarily due to the change in value of Arc Logistics' publicly traded shares.
During the three months ended March 31, 2017 and 2016, the Company received distributions of $219 thousand and $255 thousand, respectively, and expects these distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics and Gulf LNG. However, both the ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG, nor Lightfoot is under any obligation to make such distributions. On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C ("Eni USA"), one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA terminate its agreement with Gulf LNG, this could materially impact Arc Logistics and Gulf LNG's ability to fund their distributions to the Company. Accordingly, there can be no assurance that our expectations concerning 2017 distributions from Lightfoot will be realized.

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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2017, we had liquidity of approximately $64.7 million comprised of cash of $11.4 million plus revolver availability of $53.3 million. On April 18, 2017, our liquidity was enhanced through closing a follow-on offering of our Series A Preferred stock, which generated estimated proceeds of approximately $67.6 million, after deducting underwriter discounts and other offering expenses. Approximately $44.1 million of the proceeds from the offering were utilized to pay off the outstanding borrowings and accrued interest on the CorEnergy Revolver, creating additional availability under the facility.
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

Cash Flows - Operating, Investing, and Financing Activities
Cash Flows from Operating Activities
For the three months ended March 31, 2017, cash provided by operating activities totaled approximately $15.6 million, representing a decrease of approximately $1.1 million as compared to the three months ended March 31, 2016. The significant factors impacting the decrease are as follows:

•	EXXI Tenant made their April 1, 2016 lease payment on March 28, 2016, increasing cash in the prior year first quarter by approximately $2.6 million

•	The GIGS lease payments increased effective July 1, 2016 which provided approximately $602 thousand.

•	A decrease in cash paid for interest provided approximately $351 thousand.

•	Arc Terminals made their April 1, 2017 lease payment on March 31, 2017, providing approximately $513 thousand.

For the three months ended March 31, 2016, cash provided by operating activities totaled approximately $16.7 million, representing an increase of approximately $10.6 million over the same period of the prior year. The significant increase that primarily drove this change was the addition of the GIGS lease payments starting July 1, 2015. Cash provided by the GIGS lease payments for the three months ended March 31, 2016 was $10.5 million.
Cash Flows from Investing Activities
There were no significant cash investing activities for the three months ended March 31, 2017.
Significant factors impacting the $79 thousand of cash used in investing activities during the three months ended March 31, 2016 included the following:

•	Additional funding of the Black Bison and Four Wood financing notes of $202 thousand.

•	Purchases of property and equipment of $102 thousand.

•	Proceeds received on foreclosure of Black Bison Intermediate Holdings of $223 thousand.
Cash Flows from Financing Activities
Significant factors impacting the $12.1 million of cash used in financing activities during the three months ended March 31, 2017 included the following:

•	Common and preferred dividends paid of $8.7 million and $1.0 million, respectively.

•	Principal payments of $799 thousand in connection with the Pinedale facility.

•	Principal payments on the term note of $1.6 million.
Significant factors impacting the $18.4 million of cash used by financing activities during the three months ended March 31, 2016 included the following:

•	Common and preferred dividends paid of $8.8 million and $1.0 million, respectively.

•	$44.0 million drawn on the Regions revolver then used in connection with the Pinedale refinancing.

•	Principal payments of $51.4 million in connection with the Pinedale refinancing.

•	Principal payments on the term note of $900 thousand.
Revolving and Term Credit Facilities
CorEnergy Credit Facility
As of March 31, 2017, the Company had $44 million drawn, in conjunction with the refinancing of the Pinedale Credit Facility, and approximately $53.3 million of available borrowing capacity on the CorEnergy Revolver.
For a summary of the additional material terms of the CorEnergy Credit Facility and the refinancing of the Pinedale Credit Facility (as mentioned below), please see Note 12 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and Note 10 in the Notes to the Consolidated Financial Statements included in this report.

Table of Contents	Glossary of Defined Terms

Pinedale Credit Facility
On March 30, 2016, the Company and Prudential, as the Refinancing Lenders and in proportion to their pro rata equity interests in Pinedale LP, refinanced the Pinedale Credit Facility and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. As part of the refinancing, the Company terminated one of the derivative contracts, representing half of the amount hedged. The remaining derivative with a notional amount of $26.3 million was de-designated from hedge accounting.
For a summary of the additional material terms of the Pinedale Credit Facility, please see Note 12 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and Note 10 in the Notes to the Consolidated Financial Statements included in this report for additional information.
Convertible Notes
As of March 31, 2017, the Company has $114 million of face value of the Convertible Notes outstanding. Refer to Note 13 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and Note 11 in the Notes to the Consolidated Financial Statements included in this report for additional information concerning the Convertible Notes.
MoGas Credit Facility
As of March 31, 2017, the co-borrowers are in compliance with all covenants and there have been no borrowings against the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes, is guaranteed and secured by the assets of Omega. On July 28, 2016 the previous maturity date of July 31, 2016 was amended and extended to July 31, 2017. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at March 31, 2017.
Debt Covenants
Under the terms of the amended and restated CorEnegy Credit Facility, as of June 30, 2015, the Company is subject to certain financial covenants as follows: (i) a minimum debt service coverage ratio of 2.0 to 1.0; (ii) a maximum total leverage ratio of 5.0 to 1.0; (iii) a maximum senior secured recourse leverage ratio (which generally excludes debt from Unrestricted Subs) of 3.0 to 1.0.; and (iv) a maximum total funded debt to capitalization ratio of 50 percent. Effective September 30, 2015, the CorEnergy Revolver was amended to clarify that the covenant related to the Company's ability to make distributions is tied to AFFO and applicable REIT distribution requirements, and provides that, in the absence of any acceleration of maturity following an Event of Default, the Company may make distributions equal to the greater of the amount required to maintain the Company's REIT status and 100 percent of AFFO for the trailing 12-month period.
The Pinedale Credit Facility is subject to (i) a minimum interest rate coverage ratio of 5.5 to 1.0; (ii) a maximum leverage ratio of 3.25 to 1.0; and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. As a result of the March 30, 2016 refinancing the minimum interest coverage ratio was amended to a ratio of 3.0 to 1.0.
We were in compliance with all covenants at March 31, 2017.
Equity Offerings
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of March 31, 2017, we have issued 41,511 shares of common stock under the Company's dividend reinvestment plan, reducing availability by approximately $1.1 million.
On April 18, 2017, the Company closed on a follow-on offering of 2,800,000 depository shares of its 7.375% Series A Cumulative Redeemable Preferred Stock at $25 per depository share, reducing availability by $70.0 million.
As a result of these offerings, availability on the current shelf registration has been reduced to approximately $528.9 million.

Table of Contents	Glossary of Defined Terms

Liquidity and Capitalization
Our principal investing activities are acquiring and financing real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. These investing activities have generally been financed from the proceeds of our public equity and debt offerings as well as the term and credit facilities mentioned above. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. The following is our liquidity and capitalization on the below-noted dates:

Liquidity and Capitalization
	March 31, 2017	December 31, 2016
Cash and cash equivalents	$11,375,702	$7,895,084
Revolver availability	$53,252,386	$52,144,837

Revolving credit facility	44,000,000	44,000,000
Long-term debt (including current maturities)	154,434,429	156,632,880
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	56,250,000	56,250,000
Capital stock, non-convertible, $0.001 par value	11,893	11,886
Additional paid-in capital	348,182,779	350,217,746
Accumulated other comprehensive (loss) income	(8,224)	(11,196)
CorEnergy equity	404,436,448	406,468,436
Total CorEnergy capitalization	$602,870,877	$607,101,316
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $3.0 million and $1.5 million.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of March 31, 2017:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt (1)	$8,061,844	$668,556	$1,337,112	$6,056,176	$—
Interest payments on Pinedale LP Debt (1)		629,231	1,095,754	495,345	—
Convertible Debt	$114,000,000	—	—	114,000,000	—
Interest payments on Convertible Debt		7,980,000	15,960,000	3,990,000	—
CorEnergy Term Note (2)	$35,125,000	6,460,000	28,665,000	—	—
Interest payment on CorEnergy Term Note		1,327,046	1,684,952	—	—
CorEnergy Revolver	$44,000,000	—	44,000,000	—	—
Interest payment on CorEnergy Revolver		1,690,761	2,890,507	—	—
Totals		$18,755,594	$95,633,325	$124,541,521	$—
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

(2) The amount shown as the Notional Value for the CorEnergy Term Note represents the outstanding principal balance at March 31, 2017.
Fees paid to Corridor under the Management Agreement and the Administrative Agreement are not included because they vary as a function of the value of our total asset base. For additional information, see Note 8 in the Notes to the Consolidated Financial Statements in this report.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Table of Contents	Glossary of Defined Terms

MAJOR TENANTS
As of March 31, 2017, the Company had three significant leases. For additional information concerning each of these leases, see Note 3 in the Notes to the Consolidated Financial Statements included in this report.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended March 31, 2017, the sources of our stockholder distributions include lease revenue, transportation and distribution revenue from our real property assets, and distributions from our investment securities. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
The Company paid fourth quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock on February 28, 2017.
On April 26, 2017, our Board of Directors declared the 2017 first quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on May 31, 2017, to shareholders of record on May 16, 2017.
On April 26, 2017, our Board of Directors also declared a cash dividend of $0.4609375 per depositary share for the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock for the quarter ending March 31, 2017. The preferred stock dividend is payable on May 31, 2017, to shareholders of record on May 16, 2017.
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
CRITICAL ACCOUNTING ESTIMATES
The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.
A discussion of the Company's critical accounting estimates is presented under the heading “Critical Accounting Estimates” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2016, as previously filed with the SEC. No material modifications have been made to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio and fluctuations in interest rates to be our principal market risks. As of March 31, 2017, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2016.
As of March 31, 2017, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $8.6 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $520 thousand.

Table of Contents	Glossary of Defined Terms

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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of March 31, 2017, we had $147.3 million in long-term debt (net of current maturities) and $44 million borrowed under a line of credit. The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on that portion of our variable rate debt which is not hedged.
Variable rate debt as of March 31, 2017, was $8.1 million under the Pinedale facility, $44.0 million under the CorEnergy Revolver, and $35.1 million under the CorEnergy Term Note. These variable rate debt instruments total $60.9 million of variable rate debt after giving effect to our $26.3 million interest rate swap at March 31, 2017. A 100 basis point increase or decrease in current LIBOR rates would result in a $153 thousand increase or decrease of interest expense for the three months ended March 31, 2017 As of March 31, 2017, the fair value of our hedge derivative liability totaled approximately $51 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase the value of the interest rate swap by $176 thousand, while a decrease of 100 basis points would decrease the value of the interest rate swap by $177 thousand as of March 31, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended March 31, 2017. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2017 we did not sell any securities that were not registered under the 1933 Act, nor did we repurchase any equity securities of the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.2.8
Letter Agreement, dated March 31, 2017, concerning Incentive Fee for March 31, 2017 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. - filed herewith

10.22	Firm Service Transportation Agreement, Contract No. FRM-LGC-1001, dated March 1, 2017, between MoGas Pipeline LLC and Laclede Gas Company (1)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends- filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101
The following materials from CorEnergy Infrastructure Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements - furnished herewith

(1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed March 2, 2017 (SEC File No. 001-33292).

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

May 3, 2017

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)
May 3, 2017