Form 10-Q
period 2017-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2017-08-02
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of July 31, 2017, the registrant had 11,902,779 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2016.

Table of Contents	GLOSSARY OF DEFINED TERMS

Certain of the defined terms used in this Report are set forth below:
Accretion Expense: the expense recognized when adjusting the present value of the GIGS ARO for the passage of time.
Administrative Agreement: the Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor.
Arc Logistics: Arc Logistics Partners LP (NYSE: ARCX).
Arc Terminals: Arc Terminals Holdings LLC, an indirect wholly-owned operating subsidiary of Arc Logistics.
ARO: the Asset Retirement Obligation liabilities assumed with the acquisition of GIGS.
ASC: FASB Accounting Standards Codification.
ASU: Accounting Standard Update.
Bbls: standard barrel containing 42 U.S. gallons.
BB Intermediate: Black Bison Intermediate Holdings, LLC, the holding company of Black Bison Water Services.
Black Bison Loans: the financing notes between Corridor Bison and CorEnergy BBWS and BBWS.
BBWS: Black Bison Water Services, LLC, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans.
Convertible Notes: the Company's 7.00% Convertible Senior Notes due 2020.
CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
CorEnergy BBWS: CorEnergy BBWS, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy.
CorEnergy Credit Facility: the Company's $45.0 million CorEnergy Term Loan, together with the upsized $105.0 million CorEnergy Revolver and the $3.0 million MoGas Revolver with Regions Bank.
CorEnergy Revolver: the Company’s $105.0 million secured revolving line of credit facility with Regions Bank.
CorEnergy Term Loan: the Company's $45.0 million secured term loan with Regions Bank that is part of the CorEnergy Credit Facility.
Corridor: Corridor InfraTrust Management, LLC, the Company's external manager pursuant to the Management Agreement.
Corridor Bison: Corridor Bison, LLC a wholly-owned subsidiary of CorEnergy.
Corridor MoGas: Corridor MoGas, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy and the holding company of MoGas, United Property Systems and CorEnergy Pipeline Company, LLC.
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy.
CPI: Consumer Price Index.
Exchange Act: the Securities Exchange Act of 1934, as amended.
EXXI: Energy XXI Ltd, the parent company (and guarantor) of our tenant on the Grand Isle Gathering System lease, emerged from a reorganization under Chapter 11 of the US Bankruptcy Code on December 30, 2016, with the succeeding company named Energy XXI Gulf Coast, Inc. Throughout this document, references to EXXI will refer to both the pre- and post- bankruptcy entities.
EXXI Tenant: Energy XXI GIGS Services, LLC, a wholly-owned operating subsidiary of EXXI that is the tenant under Grand Isle Corridor's triple-net lease of the Grand Isle Gathering System.
FASB: Financial Accounting Standards Board.
FERC: Federal Energy Regulatory Commission.
Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

Four Wood Energy: Four Wood Energy Partners LLC, a wholly-owned subsidiary of Four Wood Capital Partners LLC.
Four Wood Notes: the financing notes between Four Wood Corridor and Corridor Private and SWD.
GAAP: U.S. generally accepted accounting principles.
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor, LP and triple-net leased to a wholly-owned subsidiary of Energy XXI Gulf Coast, Inc.
Grand Isle Corridor LP: Grand Isle Corridor, LP, an indirect wholly-owned subsidiary of the Company.
Grand Isle Gathering System: a subsea midstream pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities.
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets are triple-net leased to EXXI Tenant.
Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC.
Management Agreement: references to the Management Agreement as in effect prior to May 1, 2015 mean the Management Agreement that became effective July 1, 2013, as amended effective January 1, 2014, while references to the Management Agreement as in effect on and after May 1, 2015 mean the new Management Agreement entered into May 8, 2015, effective as of May 1, 2015, between the Company and Corridor.
MMBTu: Million British Thermal Units, a measurement of natural gas.
MoGas: MoGas Pipeline LLC, an indirect wholly-owned subsidiary of CorEnergy.
MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, owned and operated by MoGas.
MoGas Revolver: a $3.0 million secured revolving line of credit facility at the MoGas subsidiary level with Regions Bank.
Mowood: Mowood, LLC, an indirect wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC.
Mowood/Omega Revolver: a $1.5 million revolving line of credit facility at the Mowood subsidiary level with Regions Bank.
NAREIT: National Association of Real Estate Investment Trusts.
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC.
Omega Pipeline: Omega's natural gas distribution system in south central Missouri.
Pinedale Credit Facility: a $70.0 million secured term credit facility, with the Company and Prudential as current lenders, used by Pinedale Corridor, LP to finance a portion of the acquisition of the Pinedale LGS.
Pinedale LGS: the Pinedale Liquids Gathering System, a system consisting of approximately 150 miles of pipelines and four above-ground central gathering facilities located in the Pinedale Anticline in Wyoming, owned by Pinedale LP and triple-net leased to a wholly-owned subsidiary of Ultra Petroleum.
Pinedale Lease Agreement: the December 2012 agreement pursuant to which the Pinedale LGS assets are triple-net leased to a wholly owned subsidiary of Ultra Petroleum.
Pinedale LP: Pinedale Corridor, LP, an indirect subsidiary owned 81.05 percent by CorEnergy and 18.95 percent by Prudential.
Pinedale GP: the general partner of Pinedale LP and a wholly-owned subsidiary of CorEnergy.
Portland Lease Agreement: the January 2014 agreement pursuant to which the Portland Terminal Facility is triple-net leased to Arc Terminals, a wholly-owned subsidiary of Arc Logistics Partners LP.
Portland Terminal Facility: a petroleum products terminal located in Portland, Oregon.
Prudential: The Prudential Insurance Company of America.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

QDI: qualified dividend income.
REIT: real estate investment trust.
SEC: Securities and Exchange Commission.
Series A Preferred Stock: the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, of which there currently are outstanding 52,000 shares represented by 5,200,000 depositary shares, each representing 1/100th of a whole share of Series A Preferred.
SWD: SWD Enterprises, LLC, a wholly-owned subsidiary of Four Wood Energy Partners, LLC.
TRS: taxable REIT subsidiary.
UPL: Ultra Petroleum Corp.
Ultra Wyoming: Ultra Wyoming LGS LLC, an indirect wholly-owned subsidiary of Ultra Petroleum.
United Property Systems: United Property Systems, LLC, an indirect wholly-owned subsidiary of CorEnergy, acquired with the MoGas transaction in November 2014.
VIE: Variable interest entity.
WTI: West Texas Intermediate, grade of crude oil used for benchmarking price.

Table of Contents	Glossary of Defined Terms

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the federal securities laws. In many cases, these forward-looking statements may be identified by the use of words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," "targets," "predicts," "plans," "seeks," or similar expressions.
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

•	our ability to obtain suitable tenants for our properties;

•	our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;

•	changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;

•	our ability to comply with certain debt covenants;

•	dependence by us and our tenants on key customers for significant revenues, and the risk of defaults by any such tenants or customers;

•	our or our tenants' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	the continued availability of third-party pipelines, railroads or other facilities interconnected with certain of our infrastructure assets;

•	risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by extreme weather patterns and other natural phenomena;

•	our ability to sell properties at an attractive price;

•	market conditions and related price volatility affecting our debt and equity securities;

•	competitive and regulatory pressures on the revenues of our interstate natural gas transmission business;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences;

•	declines in the market value of our investment securities;

•
our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•
changes in federal income tax regulations (and applicable interpretations thereof), or in the composition or performance of our assets, that could impact our ability to continue to qualify as a real estate investment trust for federal income tax purposes; and

Table of Contents	Glossary of Defined Terms

•
risks related to potential terrorist attacks, acts of cyber-terrorism, or similar disruptions that could disrupt access to our information technology systems or result in other significant damage to our business and properties, some of which may not be covered by insurance and all of which could adversely impact distributions to our stockholders.

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 2, 2017, and Part II, Item 1A, "Risk Factors", in this Report.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $62,187,684 and $52,219,717	$479,290,402	$489,258,369
Property and equipment, net of accumulated depreciation of $10,969,426 and $9,292,712	114,749,839	116,412,806
Financing notes and related accrued interest receivable, net of reserve of $4,100,000 and $4,100,000	1,500,000	1,500,000
Other equity securities, at fair value	9,147,158	9,287,209
Cash and cash equivalents	37,280,689	7,895,084
Deferred rent receivable	18,464,918	14,876,782
Accounts and other receivables	3,376,336	4,538,884
Deferred costs, net of accumulated amortization of $2,814,294 and $2,261,151	2,581,420	3,132,050
Prepaid expenses and other assets	601,428	354,230
Deferred tax asset	2,019,051	1,758,289
Goodwill	1,718,868	1,718,868
Total Assets	$670,730,109	$650,732,571
Liabilities and Equity
Secured credit facilities, net (including $7,701,316 and $8,860,577 with related party)	$41,035,695	$89,387,985
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,361,512 and $2,755,105	111,638,489	111,244,895
Asset retirement obligation	12,204,201	11,882,943
Accounts payable and other accrued liabilities	2,191,053	2,416,283
Management fees payable	1,745,325	1,735,024
Unearned revenue	543,050	155,961
Total Liabilities	$169,357,813	$216,823,091
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 and $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 and 22,500 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$130,000,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,901,681 and 11,886,216 shares issued and outstanding at June 30, 2017 and December 31, 2016 (100,000,000 shares authorized)	11,902	11,886
Additional paid-in capital	343,585,389	350,217,746
Accumulated other comprehensive loss	(5,218)	(11,196)
Total CorEnergy Equity	473,592,073	406,468,436
Non-controlling interest	27,780,223	27,441,044
Total Equity	501,372,296	433,909,480
Total Liabilities and Equity	$670,730,109	$650,732,571
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue
Lease revenue	$17,050,092	$16,996,072	$34,116,618	$33,992,144
Transportation and distribution revenue	4,775,780	5,064,680	9,786,370	10,164,131
Financing revenue	—	—	—	162,344
Total Revenue	21,825,872	22,060,752	43,902,988	44,318,619
Expenses
Transportation and distribution expenses	1,362,980	1,378,306	2,698,550	2,740,631
General and administrative	2,558,339	2,773,240	5,619,579	6,063,092
Depreciation, amortization and ARO accretion expense	6,005,995	5,737,025	12,011,903	11,033,843
Provision for loan loss and disposition	—	369,278	—	5,014,466
Total Expenses	9,927,314	10,257,849	20,330,032	24,852,032
Operating Income	$11,898,558	$11,802,903	$23,572,956	$19,466,587
Other Income (Expense)
Net distributions and dividend income	$221,440	$214,169	$264,902	$589,742
Net realized and unrealized gain (loss) on other equity securities	614,634	1,199,665	70,426	(429,087)
Interest expense	(3,202,837)	(3,540,812)	(6,657,234)	(7,466,821)
Total Other Expense	(2,366,763)	(2,126,978)	(6,321,906)	(7,306,166)
Income before income taxes	9,531,795	9,675,925	17,251,050	12,160,421
Taxes
Current tax expense (benefit)	57,651	203,652	23,891	(474,079)
Deferred tax expense (benefit)	38,084	206,786	(260,762)	(370,609)
Income tax expense (benefit), net	95,735	410,438	(236,871)	(844,688)
Net Income	9,436,060	9,265,487	17,487,921	13,005,109
Less: Net Income attributable to non-controlling interest	435,888	310,960	818,271	659,461
Net Income attributable to CorEnergy Stockholders	$9,000,172	$8,954,527	$16,669,650	$12,345,648
Preferred dividend requirements	2,123,129	1,037,109	3,160,238	2,074,218
Net Income attributable to Common Stockholders	$6,877,043	$7,917,418	$13,509,412	$10,271,430

Net Income	$9,436,060	$9,265,487	$17,487,921	$13,005,109
Other comprehensive income (loss):
Changes in fair value of qualifying hedges / AOCI attributable to CorEnergy stockholders	3,006	3,005	5,978	(208,071)
Changes in fair value of qualifying hedges / AOCI attributable to non-controlling interest	702	703	1,396	(48,647)
Net Change in Other Comprehensive Income (Loss)	$3,708	$3,708	$7,374	$(256,718)
Total Comprehensive Income	9,439,768	9,269,195	17,495,295	12,748,391
Less: Comprehensive income attributable to non-controlling interest	436,590	311,663	819,667	610,814
Comprehensive Income attributable to CorEnergy Stockholders	$9,003,178	$8,957,532	$16,675,628	$12,137,577
Earnings Per Common Share:
Basic	$0.58	$0.66	$1.14	$0.86
Diluted	$0.58	$0.66	$1.14	$0.86
Weighted Average Shares of Common Stock Outstanding:
Basic	11,896,616	11,912,030	11,892,670	11,927,984
Diluted	11,896,616	15,383,892	11,892,670	11,927,984
Dividends declared per share	$0.750	$0.750	$1.500	$1.500
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31. 2016	11,886,216	$11,886	$56,250,000	$350,217,746	$(11,196)	$—	$27,441,044	$433,909,480
Net income	—	—	—	—	—	16,669,650	818,271	17,487,921
Amortization related to de-designated cash flow hedges	—	—	—	—	5,978	—	1,396	7,374
Total comprehensive income	—	—	—	—	5,978	16,669,650	819,667	17,495,295
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	73,750,000	(2,579,389)	—	—	—	71,170,611
Series A preferred stock dividends	—	—	—	(727,001)	—	(2,706,983)	—	(3,433,984)
Common stock dividends	—	—	—	(3,872,516)	—	(13,962,667)	—	(17,835,183)
Common stock issued under director's compensation plan	881	1	—	29,999	—	—	—	30,000
Distributions to Non-controlling interest	—	—	—	—	—	—	(480,488)	(480,488)
Reinvestment of dividends paid to common stockholders	14,584	15	—	516,550	—	—	—	516,565
Balance at June 30, 2017 (Unaudited)	11,901,681	$11,902	$130,000,000	$343,585,389	$(5,218)	$—	$27,780,223	$501,372,296
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Operating Activities
Net Income	$17,487,921	$13,005,109
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(260,762)	(370,609)
Depreciation, amortization and ARO accretion	12,949,644	12,149,782
Provision for loan loss	—	5,014,466
Non-cash settlement of accounts payable	(171,609)	—
Gain on repurchase of convertible debt	—	(68,734)
Net distributions and dividend income, including recharacterization of income	148,649	(117,004)
Net realized and unrealized (gain) loss on other equity securities	(70,426)	429,087
Unrealized gain on derivative contract	(16,453)	(132,094)
Common stock issued under directors compensation plan	30,000	30,000
Changes in assets and liabilities:
Increase in deferred rent receivable	(3,588,136)	(4,777,761)
Decrease in accounts and other receivables	1,162,548	1,044,197
Decrease in financing note accrued interest receivable	—	95,114
Decrease (increase) in prepaid expenses and other assets	134,023	(143,996)
Increase (decrease) in management fee payable	10,301	(63,961)
Decrease in accounts payable and other accrued liabilities	(53,621)	(133,100)
Increase in unearned revenue	29,695	54,094
Net cash provided by operating activities	$27,791,774	$26,014,590
Investing Activities
Proceeds from assets and liabilities held for sale	—	644,934
Purchases of property and equipment, net	(13,745)	(372,230)
Proceeds from asset foreclosure and sale	—	223,451
Increase in financing notes receivable	—	(202,000)
Return of capital on distributions received	61,828	2,134
Net cash provided by investing activities	$48,083	$296,289
Financing Activities
Debt financing costs	(2,512)	(193,000)
Net offering proceeds on Series A preferred stock	71,170,611	—
Repurchases of common stock	—	(2,041,851)
Repurchases of convertible debt	—	(931,266)
Dividends paid on Series A preferred stock	(3,433,984)	(2,074,218)
Dividends paid on common stock	(17,318,618)	(17,570,352)
Distributions to non-controlling interest	(480,488)	—
Advances on revolving line of credit	—	44,000,000
Payments on revolving line of credit	(44,000,000)	—
Principal payments on secured credit facilities	(4,389,261)	(54,002,815)
Net cash provided (used) by financing activities	$1,545,748	$(32,813,502)
Net Change in Cash and Cash Equivalents	$29,385,605	$(6,502,623)
Cash and Cash Equivalents at beginning of period	7,895,084	14,618,740
Cash and Cash Equivalents at end of period	$37,280,689	$8,116,117
See accompanying Notes to Consolidated Financial Statements.
Supplemental information continued on next page.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued from previous page)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Supplemental Disclosure of Cash Flow Information
Interest paid	$5,777,328	$6,758,715
Income taxes paid (net of refunds)	132,202	3,437

Non-Cash Investing Activities
Change in accounts and other receivables	$—	$(450,000)
Net change in Assets Held for Sale, Property and equipment, Prepaid expenses and other assets, Accounts payable and other accrued liabilities and Liabilities held for sale	—	(1,776,549)

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$516,565	$331,823
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. ("CorEnergy" or "the Company"), was organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common shares are listed on the New York Stock Exchange ("NYSE") under the symbol "CORR" and the depositary shares representing its Series A Preferred Stock are listed on the NYSE under the symbol "CORR PrA".
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
In 2013 CorEnergy qualified, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of the Company's assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned Taxable REIT Subsidiaries ("TRSs") in order to limit the potential that such assets and income could prevent the Company from qualifying as a REIT. The Company's use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows it to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries. TRSs hold the Company's securities portfolio, operating businesses and certain financing notes receivable.
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include CorEnergy accounts and the accounts of its wholly-owned subsidiaries and have been prepared in accordance with GAAP set forth in the ASC, as published by the FASB, and with the SEC instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the Company's net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2016, filed with the SEC on March 2, 2017 (the "2016 CorEnergy 10-K").
2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The Company is currently planning to use the modified retrospective transition method. The Company is also currently evaluating the impact that this standard will have on its consolidated financial statements and disclosures, as well as its processes and internal controls.

Table of Contents	Glossary of Defined Terms

As part of its assessment work, the Company has formed an implementation team, completed training on the new revenue recognition model and is undertaking a review of its contracts. However, the Company does not expect that adoption of the standard will have a significant impact on its consolidated financial statements, as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
In January 2016, the FASB issued ASU 2016-01 "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which will require entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new standard but does not believe that its adoption will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. At adoption, the standard will be applied using a modified retrospective approach. Management is in the process of evaluating the impact of the standard on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact that adopting the new standard will have on the Company's consolidated financial statements but believes that, unless the Company acquires any additional financing receivables, the impact will not be material.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments." This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. Management is currently evaluating the impact of the new standard but does not expect that its adoption will have a material impact.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business," which clarifies the definition of "a business" to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is allowed for transactions where the acquisition (or subsidiary deconsolidation) occurs before the effective date of the amendments and the transaction has not been previously reported in the financial statements. Management is currently evaluating the impact and timing of adopting the new standard.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for annual or interim tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. Effective January 1, 2017, Management has elected to early adopt this standard in connection with its goodwill impairment testing performed subsequent to January 1, 2017. As the standard will be applied prospectively, for measurement of goodwill impairment losses when an impairment is indicated, the impact of adoption to the financial statements will depend on various factors.  However, elimination of the second step will reduce the complexity and cost of measuring any such impairment.
3. LEASED PROPERTIES AND LEASES
As of June 30, 2017, the Company had three significant leased properties located in Oregon, Wyoming, Louisiana, and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible

Table of Contents	Glossary of Defined Terms

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

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS(1)	Portland Terminal Facility
Location	Gulf of Mexico/Louisiana	Pinedale, WY	Portland, OR
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC	Arc Terminals Holdings LLC
Asset Description	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.	Approximately 150 miles of pipelines and four central storage facilities.	A 39-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1.5 million barrels.
Date Acquired	June 2015	December 2012	January 2014
Initial Lease Term	11 years	15 years	15 years
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms	5-year terms
Current Monthly Rent Payments	7/1/16 - 6/30/17: $2,826,250 7/1/17 - 6/30/18: $2,854,667	$1,741,933	$513,355
Initial Estimated Useful Life	27 years	26 years	30 years
(1) Non-Controlling Interest Partner, Prudential, funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. Pinedale GP, a wholly-owned subsidiary of the Company, holds the remaining 81.05 percent of the economic interest.

The future contracted minimum rental receipts for all leases as of June 30, 2017, are as follows:

Future Minimum Lease Receipts (1)
Years Ending December 31,	Amount
2017	$30,672,815
2018	61,356,965
2019	63,685,399
2020	70,846,857
2021	77,027,332
Thereafter	376,287,233
Total	$679,876,601
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

The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
			For the Three Months Ended		For the Six Months Ended
	June 30, 2017	December 31, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Pinedale LGS	39.7%	39.8%	30.6%	30.4%	30.6%	30.4%
Grand Isle Gathering System	50.1%	50.0%	59.6%	59.8%	59.6%	59.8%
Portland Terminal Facility	9.9%	9.9%	9.6%	9.7%	9.7%	9.7%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.

Table of Contents	Glossary of Defined Terms

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Depreciation Expense
GIGS	$2,438,649	$2,153,928	$4,877,298	$4,297,650
Pinedale	2,217,360	2,217,360	4,434,720	4,434,720
Portland Terminal Facility	318,915	318,915	637,830	205,256
United Property Systems	9,060	7,425	18,119	14,850
Total Depreciation Expense	$4,983,984	$4,697,628	$9,967,967	$8,952,476
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641	$15,282	$15,282
Pinedale	15,342	15,342	30,684	30,684
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983	$45,966	$45,966
ARO Accretion Expense
GIGS	$160,629	$174,375	$321,258	$358,457
Total ARO Accretion Expense	$160,629	$174,375	$321,258	$358,457
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	June 30, 2017	December 31, 2016
Net Deferred Lease Costs
GIGS	$275,165	$290,447
Pinedale	642,401	673,085
Total Deferred Lease Costs, net	$917,566	$963,532
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
UPL
On March 14, 2017, the bankruptcy court issued an order confirming its plan of reorganization and on April 12, 2017, UPL emerged from bankruptcy. UPL is currently subject to the reporting requirements under the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Its SEC filings can be found at www.sec.gov. Following emergence from bankruptcy, Ultra Petroleum Corp. stock is trading on the NASDAQ under the symbol UPL. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of UPL but has no reason to doubt the accuracy or completeness of such information. In addition, UPL has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of UPL that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
EXXI
EXXI is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Its SEC filings can be found at www.sec.gov. Its stock is currently trading on the NASDAQ under the symbol EXXI. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EXXI but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of EXXI that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.

Table of Contents	Glossary of Defined Terms

ARCX
ARCX is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Arc Logistics can be found on the SEC's website at www.sec.gov (NYSE: ARCX). The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of ARCX but has no reason to doubt the accuracy or completeness of such information. In addition, ARCX has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of ARCX that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
4. FINANCING NOTES RECEIVABLE
Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs, and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status, and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when, based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company does determine an allowance is necessary, the amount deemed uncollectable is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if management otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal.
Black Bison Financing Notes
On February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans. The foreclosure was accepted in satisfaction of $2.0 million of the total outstanding loan balance. On June 16, 2016, the Company entered into an asset sale agreement with Expedition Water Solutions for the sale of specified disposal wells and related equipment as outlined in the sale agreement. Consideration received by the company included $748 thousand cash, net of fees, and the future right to royalty payments, which was recorded at its fair value of $450 thousand. The rights to future cash payments are tied to the future volumes of water disposed of in each of the wells sold. The Company did not record any financing revenue related to the Black Bison Loans for the six months ended June 30, 2016 or any subsequent period. These notes were considered by the Company to be on non-accrual status and were reflected as such in the financial statements. For the three and six months ended June 30, 2016 the Company recorded $369 thousand and $832 thousand, respectively, in provision for loan losses related to the Black Bison Loans.
Four Wood Financing Note Receivable
As a result of the decreased economic activity by SWD, the Company recorded a provision for loan loss with respect to the SWD Loans. The Consolidated Statements of Income for the six months ended June 30, 2016 reflect a Provision for Loan Loss of $3.5 million, which includes $71 thousand of deferred origination income and $98 thousand of interest accrued under the original loan agreements. The loans were placed on non-accrual status during the first quarter of 2016.
5. VARIABLE INTEREST ENTITIES
The FASB issued ASU 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 - Consolidation in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated on the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could

Table of Contents	Glossary of Defined Terms

potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based on the general partners’ roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon that evaluation, the consolidated financial statements presented include full consolidation with respect to both of the partnerships.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of June 30, 2017 and December 31, 2016, are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2017	December 31, 2016
Deferred Tax Assets:
Net operating loss carryforwards	$1,533,957	$1,144,818
Net unrealized loss on investment securities	34,119	61,430
Cost recovery of leased and fixed assets	669,143	739,502
Loan Loss Provision	385,180	608,086
Other loss carryforwards	3,929,335	3,187,181
Sub-total	$6,551,734	$5,741,017
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$(2,199,063)	$(2,158,746)
Cost recovery of leased and fixed assets	(2,333,620)	(1,823,982)
Sub-total	$(4,532,683)	$(3,982,728)
Total net deferred tax asset	$2,019,051	$1,758,289
As of June 30, 2017, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2012 remain open to examination by federal and state tax authorities.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three and six months ended June 30, 2017 and 2016 to income or loss from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Application of statutory income tax rate	$3,158,922	$3,277,737	$5,726,827	$4,025,336
State income taxes, net of federal tax expense (benefit)	3,786	25,234	(31,651)	(58,026)
Federal Tax Attributable to Income of Real Estate Investment Trust	(3,066,973)	(2,892,533)	(5,932,047)	(4,811,998)
Total income tax expense (benefit)	$95,735	$410,438	$(236,871)	$(844,688)
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Holdings, Inc. and Corridor Private Holdings, Inc. had a blended state rate of approximately 3.78 percent for the three and six months ended June 30, 2017 and 2.82 percent for the three and six months ended June 30, 2016. CorEnergy BBWS, Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood Corridor, Inc. and Corridor MoGas, Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the three and six months ended June 30, 2017 and 2016. For the three and six months ended June 30, 2017 and 2016, all of the income tax benefit presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense (benefit) include the following for the periods presented:

Table of Contents	Glossary of Defined Terms

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Current tax expense (benefit)
Federal	$52,031	$188,467	$21,562	$(438,730)
State (net of federal tax benefit)	5,620	15,185	2,329	(35,349)
Total current tax expense (benefit)	$57,651	$203,652	$23,891	$(474,079)
Deferred tax expense (benefit)
Federal	$39,918	$196,737	$(226,782)	$(347,932)
State (net of federal tax benefit)	(1,834)	10,049	(33,980)	(22,677)
Total deferred tax expense (benefit)	$38,084	$206,786	$(260,762)	$(370,609)
Total income tax expense (benefit), net	$95,735	$410,438	$(236,871)	$(844,688)
As of December 31, 2016, the TRSs had an aggregate net operating loss of $3.0 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $90 thousand, $804 thousand, $479 thousand and $1.7 million in the years ending December 31, 2033, 2034, 2035 and 2036 respectively. The amount of deferred tax asset for net operating losses as of June 30, 2017 includes amounts for the six months ended June 30, 2017. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	June 30, 2017	December 31, 2016
Aggregate cost for federal income tax purposes	$4,000,757	$4,327,077
Gross unrealized appreciation	5,582,630	5,408,242
Gross unrealized depreciation	—	—
Net unrealized appreciation	$5,582,630	$5,408,242
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	June 30, 2017	December 31, 2016
Land	$580,000	$580,000
Natural gas pipeline	124,288,657	124,288,156
Vehicles and trailers	582,049	570,267
Office equipment and computers	268,559	267,095
Gross property and equipment	$125,719,265	$125,705,518
Less: accumulated depreciation	(10,969,426)	(9,292,712)
Net property and equipment	$114,749,839	$116,412,806

Depreciation of property and equipment is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Depreciation Expense	$838,399	$842,040	$1,676,712	$1,676,945
8. MANAGEMENT AGREEMENT
The Company pays its manager, Corridor, pursuant to a Management Agreement as described in the 2016 CorEnergy 10-K. Fees incurred under the Management Agreement for the three and six months ended June 30, 2017 were $1.8 million and $3.6 million, respectively, compared to $1.6 million and $3.5 million, respectively, for the three and six months ended June 30, 2016. Fees incurred under the Management Agreement are reported in the General and Administrative line item on the Consolidated Statements of Income.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and six months ended June 30, 2017 were $67 thousand and $134 thousand, respectively, compared to $65

Table of Contents	Glossary of Defined Terms

thousand and $132 thousand, respectively, for the three and six months ended June 30, 2016. Fees incurred under the Administrative Agreement are reported in the General and Administrative line item on the Consolidated Statements of Income.
9. FAIR VALUE
The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2017 and December 31, 2016.

	June 30, 2017
		Fair Value
	Total	Level 1	Level 2	Level 3
Assets:
Other equity securities	$9,147,158	$—	$—	$9,147,158
Interest Rate Swap Derivative	43,777	—	43,777	—
Total Assets	$9,190,935	$—	$43,777	$9,147,158

	December 31, 2016
		Fair Value
	Total	Level 1	Level 2	Level 3
Assets:
Other equity securities	$9,287,209	$—	$—	$9,287,209
Interest Rate Swap Derivative	19,950	—	19,950	—
Total Assets	$9,307,159	$—	$19,950	$9,287,209
At June 30, 2017, the only assets and liabilities measured at fair value on a recurring basis were the Company's derivatives and its equity securities. On March 30, 2016, the Company terminated one of the cash flow hedges with a notional amount of $26.3 million concurrent with the assignment of the Pinedale Credit Facility. The remaining cash flow hedge was de-designated from hedge accounting as of March 30, 2016, and continues to be valued using a consistent methodology and therefore is classified as a Level 2 measurement. Subsequent to de-designation, changes in the fair value are recognized in earnings in the period in which the changes occur.
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
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2017 and 2016 are as follows:

Level 3 Rollforward
For the Six Months Ended June 30, 2017	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains/(Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Losses, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$9,287,209	$—	$—	$70,426	$(210,477)	$9,147,158	$70,426
Total	$9,287,209	$—	$—	$70,426	$(210,477)	$9,147,158	$70,426

For the Six Months Ended June 30, 2016
Other equity securities	$8,393,683	$—	$—	$(472,416)	$114,869	$8,036,136	$(472,416)
Total	$8,393,683	$—	$—	$(472,416)	$114,869	$8,036,136	$(472,416)
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the six months ended June 30, 2017 and 2016.

Table of Contents	Glossary of Defined Terms

Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets and the Company has elected to report at fair value under the fair value option. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments.
As of June 30, 2017 and December 31, 2016, the Company’s investment in Lightfoot is its only remaining significant private company investment. Lightfoot, in turn, owns a combination of public and private investments. Therefore, Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments, and (ii) discounted cash flow analysis using an estimated discount rate of 15.7 percent to 17.7 percent and 15.3 percent to 17.3 percent as of June 30, 2017 and December 31, 2016, respectively. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
As of both June 30, 2017 and December 31, 2016, the Company held a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. Lightfoot’s assets include an ownership interest in Gulf LNG, a 1.5 billion cubic feet per day ("bcf/d") receiving, storage, and regasification terminal in Pascagoula, Mississippi, and common units and subordinated units representing an approximately 40 percent aggregate limited partner interest, and a noneconomic general partner interest, in Arc Logistics Partners LP (NYSE: ARCX). The Company holds observation rights on Lightfoot's Board of Directors.
Certain condensed combined unaudited financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables:

	June 30, 2017	December 31, 2016
	(Unaudited)
	(in thousands)
Assets
Current assets	$17,787	$20,412
Noncurrent assets	693,156	698,745
Total Assets	$710,943	$719,157
Liabilities
Current liabilities	$14,902	$14,718
Noncurrent liabilities	271,320	268,805
Total Liabilities	$286,222	$283,523

Partner's equity	424,721	435,634
Total liabilities and partner's equity	$710,943	$719,157

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)
	(in thousands)
Revenues	$26,586	$26,243	$52,511	$52,310
Operating expenses	22,803	20,812	45,274	42,884
Income (Loss) from Operations	$3,783	$5,431	$7,237	$9,426
Other income	1,860	2,369	3,770	4,743
Net Income	$5,643	$7,800	$11,007	$14,169
Less: Net Income attributable to non-controlling interests	(1,977)	(5,070)	(5,107)	(9,077)
Net Income attributable to Partner's Capital	$3,666	$2,730	$5,900	$5,092
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

Table of Contents	Glossary of Defined Terms

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
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2017		December 31, 2016
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$37,280,689	$37,280,689	$7,895,084	$7,895,084
Financing notes receivable (Note 4)	Level 3	$1,500,000	$1,500,000	$1,500,000	$1,500,000
Financial Liabilities:
Secured Credit Facilities	Level 2	$41,035,695	$41,035,695	$89,387,985	$89,387,985
Unsecured convertible senior notes	Level 1	$111,638,489	$127,821,360	$111,244,895	$129,527,940
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
10. DEBT
The following is a summary of the Company's debt facilities and balances as of June 30, 2017 and December 31, 2016:

	Total Commitment or Original Principal	Quarterly Principal Payments		June 30, 2017		December 31, 2016
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$105,000,000	$—	12/15/2019	$—	4.23%	$44,000,000	3.76%
CorEnergy Term Loan	45,000,000	1,615,000	12/15/2019	33,510,000	4.22%	36,740,000	3.74%
MoGas Revolver	3,000,000	—	12/15/2019	—	4.23%	—	3.77%
Omega Line of Credit	1,500,000	—	7/31/2017	—	5.23%	—	4.77%
Pinedale Secured Credit Facility:
$58.5M Term Loan – related party (1)	11,085,750	167,139	3/30/2021	7,701,316	8.08%	8,860,577	8.00%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	114,000,000	7.00%	114,000,000	7.00%
Total Debt				$155,211,316		$203,600,577
Less:
Unamortized deferred financing costs (2)				$320,421		$381,531
Unamortized discount on 7.00% Convertible Senior Notes				2,216,711		2,586,166
Long-term debt, net of deferred financing costs				$152,674,184		$200,632,880
Debt due within one year				$7,128,556		$7,128,556
(1) $47.4 million of the original $58.5 million term loan is payable to CorEnergy under the same terms and eliminates in consolidation.
(2) A portion of the unamortized deferred financing costs, related to our revolving credit facilities, are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.

CorEnergy Credit Facility
The Company maintains a credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153.0 million, consisting of (i) a $105.0 million revolver at the CorEnergy parent entity level (the "CorEnergy Revolver"), (ii) a $45.0 million term loan at the CorEnergy parent entity level (the "CorEnergy Term Loan") and (iii) a $3.0 million revolving credit facility at the MoGas subsidiary entity level (the "MoGas Revolver" and, collectively with the CorEnergy Revolver and the CorEnergy Term Loan, the "CorEnergy Credit Facility").

Table of Contents	Glossary of Defined Terms

The CorEnergy Credit Facility has a maturity date of December 15, 2019. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). As of June 30, 2017, the Company was in compliance with all covenants of the CorEnergy Credit Facility.
On April 18, 2017, the Company repaid the $44.0 million in outstanding borrowings on the CorEnergy Revolver with a portion of the proceeds from a follow-on offering of its 7.375% Series A Preferred Stock, as discussed further in Note 11 ("Stockholder's Equity"). As of June 30, 2017, the Company had approximately $98.2 million and $3.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
On July 28, 2017, the Company entered into an amendment and restatement of the CorEnergy Credit Facility with Regions Bank (as lender and administrative agent for other participating lenders). See Note 13 ("Subsequent Events") for further discussion of the amended and restated credit facility.
Pinedale Credit Facility
On December 20, 2012, Pinedale LP closed on a $70.0 million secured term credit facility. Outstanding balances under the original facility generally accrued interest at a variable annual rate equal to LIBOR plus 3.25 percent. This credit facility was secured by the Pinedale LGS asset. The credit facility remained in effect until December 31, 2015, with an option to extend through December 31, 2016. Although the Company elected not to extend the facility for an additional one-year period, it did amend the facility to extend the maturity date to March 30, 2016. During the extension period, the company made principal payments of $3.2 million and the credit facility bore interest on the outstanding principal amount at LIBOR plus 4.25 percent.
On March 4, 2016, the Company obtained a consent from its lenders under the CorEnergy Credit Facility, which permitted the Company to utilize the CorEnergy Revolving Credit Facility to refinance the Company's pro rata share of the remaining balance of the Pinedale secured term credit facility. On March 30, 2016, the Company and Prudential ("the Refinancing Lenders"), refinanced the remaining $58.5 million principal balance of the $70.0 million credit facility (on a pro rata basis equal to their respective equity interests in Pinedale LP, with the Company’s 81.05 percent share being approximately $47.4 million) and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. The facility was further modified to extend the maturity date to March 30, 2021; to increase the LIBOR Rate to the greater of (i) 1.00 percent and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to 7.00 percent per annum. The Company's portion of the debt and interest is eliminated in consolidation and Prudential's portion of the debt is shown as a related-party liability. The Company also terminated one of two related interest rate swaps with a notional amount of $26.3 million.
Pinedale LP's credit facility with the Refinancing Lenders limits distributions by Pinedale LP to the Company. Such distributions are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations under the credit facility have not been accelerated following an Event of Default (as defined in the credit facility). Pinedale LP automatically entered into a Cash Control Period (as defined in the credit facility) with the Refinancing Lenders upon the April 29, 2016 bankruptcy filing by Ultra Wyoming and its parent guarantor, Ultra Petroleum. During the Cash Control Period, the Company as Agent swept all funds for the repayment of accrued interest, scheduled principal payments and principal prepayments on the loans. Ultra Petroleum emerged from bankruptcy in April 2017, resulting in the end of the Cash Control Period and, in May 2017, Pinedale LP resumed distributions.
The Company has provided to Prudential a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or us. The credit facility also requires Pinedale LP to maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company. At June 30, 2017, the net assets of Pinedale LP were $146.1 million and Pinedale LP was in compliance with all of the financial covenants of the Pinedale Credit Facility.
Deferred Financing Costs
The CorEnergy Credit Facility's deferred financing costs, net, as of June 30, 2017 and December 31, 2016 were $1.7 million and $2.2 million, respectively. This portion of deferred financing costs relate to a revolving credit facility and are not presented as a reduction to long-term debt but rather as deferred costs in the assets section of the Consolidated Balance Sheets.

Table of Contents	Glossary of Defined Terms

A summary of deferred financing cost amortization expenses for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
CorEnergy Credit Facility	$272,074	$272,076	$544,148	$534,378
Pinedale Credit Facility	—	—	—	156,330
Total Deferred Debt Cost Amortization Expense (1)(2)	$272,074	$272,076	$544,148	$690,708
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Income.
(2) For the amount of deferred debt cost amortization relating to the Convertible Notes included in the Consolidated Statements of Income, refer to the Convertible Note Interest Expense table below.
Contractual Payments
The remaining contractual principal payments as of June 30, 2017 under the CorEnergy and Pinedale credit facilities are as follows:

Year	CorEnergy Term Loan	Pinedale Credit Facility	Total
2017	$3,230,000	$334,278	$3,564,278
2018	6,460,000	668,556	7,128,556
2019	23,820,000	668,556	24,488,556
2020	—	668,556	668,556
2021	—	5,361,370	5,361,370
Thereafter	—	—	—
Total Remaining Contractual Payments	$33,510,000	$7,701,316	$41,211,316
Convertible Debt
On June 29, 2015, the Company completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "Convertible Notes"). The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.00 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. On May 23, 2016, the Company repurchased $1.0 million of its convertible bonds on the open market.
The following is a summary of the impact of Convertible Notes on interest expense for the three and six months ended June 30, 2017 and 2016:

Convertible Note Interest Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
7.00% Convertible Notes	$1,995,000	$1,983,528	$3,990,000	$3,996,028
Discount Amortization	184,728	185,727	369,456	373,962
Deferred Debt Issuance Amortization	12,069	12,703	24,138	24,958
Total Convertible Note Interest Expense	$2,191,797	$2,181,958	$4,383,594	$4,394,948
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent for each of the three and six months ended June 30, 2017 and 2016.
11. STOCKHOLDER'S EQUITY
PREFERRED STOCK
On April 18, 2017, the Company closed a follow-on underwritten public offering of 2,800,000 depository shares, each representing 1/100th of a share of 7.375% Series A Preferred Stock, at a price of $25.00 per depository share. On May 10, 2017, the Company sold an additional 150,000 depository shares at a public offering price of $25.00 per depository share in connection with the underwriters' exercise of their over-allotment option to purchase additional shares. Total proceeds from the offering were approximately $71.2 million, after deducting underwriting discounts and other offering expenses. A portion of the proceeds from the offering were utilized to repay $44.0 million in outstanding borrowings under the CorEnergy Revolver. Following the offering,

Table of Contents	Glossary of Defined Terms

the Company has a total of 5,200,000 depository shares outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of June 30, 2017, the Company has 11,901,681 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On February 18, 2016, the Company had a new shelf registration statement declared effective by the SEC, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of June 30, 2017, the Company has issued 49,164 shares of common stock under the Company's dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $1.3 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of June 30, 2017, availability on the current shelf registration is approximately $524.9 million.
12. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three and six months ended June 30, 2017 and for the six months ended June 30, 2016 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes because such impact would be antidilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income attributable to CorEnergy stockholders	$9,000,172	$8,954,527	$16,669,650	$12,345,648
Less: preferred dividend requirements	2,123,129	1,037,109	3,160,238	2,074,218
Net income attributable to common stockholders	$6,877,043	$7,917,418	$13,509,412	$10,271,430
Weighted average shares - basic	11,896,616	11,912,030	11,892,670	11,927,984
Basic earnings per share	$0.58	$0.66	$1.14	$0.86

Net income attributable to common stockholders (from above)	$6,877,043	$7,917,418	$13,509,412	$10,271,430
Add: After tax effect of convertible interest (1)	—	2,181,958	—	—
Income attributable for dilutive securities	$6,877,043	$10,099,376	$13,509,412	$10,271,430
Weighted average shares - diluted	11,896,616	15,383,892	11,892,670	11,927,984
Diluted earnings per share	$0.58	$0.66	$1.14	$0.86
(1) The interest amounts in this line include the amortization of deferred costs and the amortization of the discount on the Convertible Notes. There is no income tax effect due to the Company's REIT status.

13. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On August 1, 2017, the Company's Board of Directors declared the 2017 second quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on August 31, 2017 to shareholders of record on August 17, 2017.
Preferred Stock Dividend Declaration
On August 1, 2017, the Company's Board of Directors also declared a cash dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock for the quarter ending June 30, 2017. The preferred stock dividend is payable on August 31, 2017 to shareholders of record on August 17, 2017.

Table of Contents	Glossary of Defined Terms

Amendment and Restatement of CorEnergy Credit Facility
On July 28, 2017, the Company entered into an amendment and restatement of the CorEnergy Credit Facility with Regions Bank (as lender and administrative agent for other participating lenders). The amended facility provides for commitments of up to $161.0 million, comprised of (i) increased commitments on the CorEnergy Revolver of up to $160.0 million, subject to borrowing base limitations, and (ii) a $1.0 million commitment on the MoGas Revolver. The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if the Company fails to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's convertible notes on June 15, 2020.
Other terms of the amended and restated CorEnergy Credit Facility are substantially the same as the prior facility. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods).
In connection with entering into the amended and restated facility, the Company used cash on hand and borrowings under the amended facility to repay the $33.5 million outstanding balance on the CorEnergy Term Loan on the prior facility.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this Report on Form 10-Q of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 2, 2017, and Part II, Item 1A, "Risk Factors" in this Report on Form 10-Q.
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
The majority of our assets leased to tenants under triple-net leases are dependent upon the tenants' exploitation of hydrocarbon reserves in the fields where our assets are located. These reserves are depleted over time, and therefore, may economically diminish the value of our assets over the period that the underlying reserves are exploited. Accordingly, we expect the contracted base rents under these leases, including fair market renewal rent expectations, to provide for a return on capital, as well as a return of capital, over the life of the asset. The portion of rents we believe to constitute a return of capital are utilized for debt repayment and/or are reserved for capital reinvestment activities in order to maintain our long-term earnings and dividend paying capacity. The return on capital is that portion of rents which are available for distribution to our shareholders through dividend payouts.
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
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. CorEnergy targets dividend growth of 1-3 percent annually from existing contracts through inflation escalations and participating rents and additional growth from acquisitions. Based on low inflation and current production levels, we are not anticipating significant inflation-based or participating rents in 2017. Since qualifying as a REIT in 2013, we have grown our annualized dividend from $2.50 per share to $3.00 per share. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.

Table of Contents	Glossary of Defined Terms

Recent Developments
Preferred Stock Offering
On April 18, 2017, we closed a follow-on, underwritten public offering of 2,800,000 depository shares, each representing 1/100th of a share of 7.375% Series A Preferred Stock at a price of $25.00 per depository share. On May 10, 2017, we sold an additional 150,000 depository shares at a price of $25.00 per depository share in connection with the underwriters' exercise of their over-allotment option to purchase additional shares. Proceeds from the offering were $71.2 million, after deducting underwriting discounts and other offering expenses. Following the offering, we have a total of 5,200,000 depository shares outstanding. Approximately $44.1 million of the proceeds from the offering were utilized to pay off the outstanding borrowings and accrued interest on the CorEnergy Revolver, creating additional availability under the CorEnergy Credit Facility.
Amendment and Restatement of CorEnergy Credit Facility
On July 28, 2017, we entered into an amendment and restatement of the CorEnergy Credit Facility with Regions Bank (as lender and administrative agent for other participating lenders). The amended facility provides for commitments of up to $161.0 million, comprised of (i) increased commitments on the CorEnergy Revolver of up to $160.0 million, subject to borrowing base limitations, and (ii) a $1.0 million commitment on the MoGas Revolver. The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if we fail to meet certain liquidity requirements from the springing maturity date through the maturity of our convertible notes on June 15, 2020.
In connection with entering into the amended and restated facility, we used cash on hand and borrowings under the amended facility to repay the $33.5 million outstanding balance on the CorEnergy Term Loan on the prior facility.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of June 30, 2017, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following tables summarize the financial data and key operating statistics for CorEnergy for the three and six months ended June 30, 2017 and 2016. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing the operating performance of our leased assets, financing notes receivable, other equity securities, and operating entities. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2016, is unaudited.

Table of Contents	Glossary of Defined Terms

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue
Lease revenue	$17,050,092	$16,996,072	$34,116,618	$33,992,144
Transportation and distribution revenue	4,775,780	5,064,680	9,786,370	10,164,131
Financing revenue	—	—	—	162,344
Total Revenue	21,825,872	22,060,752	43,902,988	44,318,619
Expenses
Transportation and distribution expenses	1,362,980	1,378,306	2,698,550	2,740,631
General and administrative	2,558,339	2,773,240	5,619,579	6,063,092
Depreciation, amortization and ARO accretion expense	6,005,995	5,737,025	12,011,903	11,033,843
Provision for loan loss and disposition	—	369,278	—	5,014,466
Total Expenses	9,927,314	10,257,849	20,330,032	24,852,032
Operating Income	$11,898,558	$11,802,903	$23,572,956	$19,466,587
Other Income (Expense)
Net distributions and dividend income	$221,440	$214,169	$264,902	$589,742
Net realized and unrealized gain (loss) on other equity securities	614,634	1,199,665	70,426	(429,087)
Interest expense	(3,202,837)	(3,540,812)	(6,657,234)	(7,466,821)
Total Other Expense	(2,366,763)	(2,126,978)	(6,321,906)	(7,306,166)
Income before income taxes	9,531,795	9,675,925	17,251,050	12,160,421
Income tax expense (benefit), net	95,735	410,438	(236,871)	(844,688)
Net Income	9,436,060	9,265,487	17,487,921	13,005,109
Less: Net Income attributable to non-controlling interest	435,888	310,960	818,271	659,461
Net Income attributable to CorEnergy Stockholders	$9,000,172	$8,954,527	$16,669,650	$12,345,648
Preferred dividend requirements	2,123,129	1,037,109	3,160,238	2,074,218
Net Income attributable to Common Stockholders	$6,877,043	$7,917,418	$13,509,412	$10,271,430

Other Financial Data (1)
Adjusted EBITDA	$16,976,703	$17,161,582	$33,915,240	$34,082,479
NAREIT FFO	12,287,971	13,045,630	24,331,181	20,077,940
FFO	12,014,732	12,380,700	24,586,094	20,450,286
AFFO	12,499,249	13,320,271	25,814,607	26,103,704
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenue. Consolidated revenues were $21.8 million for the three months ended June 30, 2017 compared to $22.1 million for the three months ended June 30, 2016, representing a decrease of $235 thousand. Lease revenue was $17.0 million for each of the three months ended June 30, 2017 and 2016 with the slight increase of approximately $54 thousand driven by the annual CPI escalations pursuant to the Pinedale Lease Agreement. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $4.8 million and $5.1 million for the three months ended June 30, 2017 and 2016, respectively. The $289 thousand decrease primarily resulted from the timing of projects performed by Omega for Fort Leonard Wood.
General and Administrative Expenses. General and administrative expenses were $2.6 million for the three months ended June 30, 2017 compared to $2.8 million for the three months ended June 30, 2016. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	June 30, 2017	June 30, 2016
Management fees	$1,812,688	$1,618,530
Acquisition and professional fees	467,391	644,628
Other expenses	278,260	510,082
Total	$2,558,339	$2,773,240

Table of Contents	Glossary of Defined Terms

Management fees are directly proportional to our asset base. For the three months ended June 30, 2017, management fees increased $194 thousand compared to the prior-year period due primarily to (i) the incentive fee for the second quarter 2016 being recorded in the third quarter 2016 and (ii) certain fluctuations in the asset base. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended June 30, 2017 decreased $177 thousand from the prior-year period. An increase of $210 thousand in acquisition expenses was more than offset by a $387 thousand decrease in professional fees.
Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. Due to the uncertainty in the energy industry and the number of energy companies going through the bankruptcy process in 2016, the Company experienced lower asset acquisition costs. The increase in acquisition expenses for the three months ended June 30, 2017 was the result of increased focus on potential acquisition opportunities in the current-year period.
The decrease in professional fees during the three months ended June 30, 2017 is primarily attributable to (i) reimbursement of legal fees received in the current-year period for costs incurred during UPL's bankruptcy as well as (ii) lower legal fees compared to the prior-year period due to fees incurred related to the assignment and modification of the Pinedale Credit Facility.
Other expenses for the three months ended June 30, 2017 decreased $232 thousand compared to the prior-year period. The decrease is primarily related to (i) a non-cash gain recorded on a settlement of accounts payable in the current-year period and (ii) higher expenses at Black Bison in the prior-year period due to the foreclosure and sale activities.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $6.0 million for the three months ended June 30, 2017 compared to $5.7 million for the three months ended June 30, 2016. This increase was primarily related to depreciation expense, which increased $283 thousand from the three months ended June 30, 2017 to the three months ended June 30, 2016. The change in depreciation expense was driven by a reduction in the useful life of GIGS property to 26.5 years at the end of 2016.
Provision for loan loss and disposition. For the three months ended June 30, 2016, we recorded a provision for loan losses of approximately $369 thousand. There were no loan loss provisions recorded in the second quarter of 2017. For additional information, see Part I, Item 1, Note 4 ("Financing Notes Receivable").
Net Distributions and Dividend Income. Net distributions and dividend income for the three months ended June 30, 2017 was $221 thousand compared to $214 thousand for the three months ended June 30, 2016. The portion of distributions and dividends deemed to be income versus a return of capital in any period are made at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities during the three months ended June 30, 2017 and 2016 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

	For the Three Months Ended
	June 30, 2017	June 30, 2016
Gross cash distributions and dividend income received from investment securities	$252,213	$215,139
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	—	—
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	30,773	970
Net distributions and dividends recorded as income	$221,440	$214,169
Net Realized and Unrealized Gain on Other Equity Securities. For the three months ended June 30, 2017, net realized gain on other equity securities of $615 thousand decreased $585 thousand compared to the $1.2 million gain recorded the same period in 2016. The decrease in the current year gain was primarily due to fluctuations in the valuation of Lightfoot, which is dependent on the public share price of ARCX. During the first quarter of 2016, WTI oil and natural gas prices bottomed and ARCX share prices declined $3.04 or 23.0 percent, but recovered $2.77 or 27.1 percent during the second quarter of 2016 causing the larger gain in the prior-year period.

Table of Contents	Glossary of Defined Terms

Interest Expense. For the three months ended June 30, 2017 and 2016, interest expense totaled approximately $3.2 million and $3.5 million, respectively. This decrease was attributable to the payment of outstanding borrowings on the CorEnergy Revolver during the second quarter 2017, which resulted in a $291 thousand reduction in interest expense.
Income Tax Expense. Income tax expense was $96 thousand for the three months ended June 30, 2017 compared to $410 thousand for the three months ended June 30, 2016, representing a decrease of $315 thousand. The decrease was primarily attributable to lower taxable income at our TRS entities, largely driven by lower unrealized gains on our investment in Lightfoot in the current year period.
Net Income. Net income was $9.4 million and $9.3 million for the three months ended June 30, 2017 and 2016, respectively. For each of the three months ended June 30, 2017 and 2016, net income attributable to CorEnergy stockholders was $9.0 million. After deducting $2.1 million and $1.0 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the three months ended June 30, 2017 was $6.9 million, or $0.58 per basic and diluted common share as compared to $7.9 million, or $0.66 per basic and diluted common share, for the prior-year period.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenue. Consolidated revenues were $43.9 million for the six months ended June 30, 2017 compared to $44.3 million for the six months ended June 30, 2016, representing a decrease of $416 thousand. Lease revenue was $34.1 million and $34.0 million for the six months ended June 30, 2017 and 2016, respectively, resulting in an increase of $124 thousand. This increase in lease revenue was driven by annual CPI escalations pursuant to the Pinedale Lease Agreement. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $9.8 million and $10.2 million for the six months ended June 30, 2017 and 2016, respectively. The $378 thousand decrease primarily resulted from one month of natural gas revenues at Omega being presented on a gross basis in the prior-year period, prior to a new contract with the Department of Defense, which was effective February 1, 2016, whereby natural gas revenues and related costs are presented on a net basis.
General and Administrative Expenses. General and administrative expenses were $5.6 million for the six months ended June 30, 2017 compared to $6.1 million for the six months ended June 30, 2016. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Management fees	$3,630,481	$3,456,696
Acquisition and professional fees	1,411,505	1,531,649
Other expenses	577,593	1,074,747
Total	$5,619,579	$6,063,092
Management fees are directly proportional to our asset base. For the six months ended June 30, 2017, management fees increased $174 thousand compared to the prior-year period due primarily to (i) the incentive fee for the second quarter 2016 being recorded in the third quarter 2016 and (ii) certain fluctuations in the asset base. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the six months ended June 30, 2017 decreased $120 thousand from the prior-year period. An increase of $432 thousand in acquisition expenses was more than offset by a $552 thousand decrease in professional fees. Due to the uncertainty in the energy industry and the number of energy companies going through the bankruptcy process in 2016, the Company experienced lower asset acquisitions costs. During the six months ended June 30, 2017, asset acquisition expenses increased primarily due to increased focus on potential acquisition opportunities.
For the six months ended June 30, 2017, the decrease in professional fees is primarily attributable to the reimbursement of legal fees received in the current-year period for costs incurred during UPL's bankruptcy. Other factors that caused the decrease include increased costs in the prior-year period related to (i) monitoring of our assets at Pinedale and GIGS during their respective bankruptcies; (ii) the Black Bison foreclosure and sale activities and (iii) expenses associated with the January 2016 Form S-3 Registration Statement.
Other expenses for the six months ended June 30, 2017 decreased $497 thousand compared to the prior-year period. The decrease is primarily related to (i) a non-cash gain recorded on settlement of accounts payable in the current-year period and (ii) higher expenses at Black Bison due to the foreclosure and sale activities in the prior-year period.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $12.0 million for the six months ended June 30, 2017 compared to $11.0 million for the six months ended June 30, 2016. This increase was primarily related to depreciation expense, which increased $1.0 million from the six months ended June 30, 2017 to the six months

Table of Contents	Glossary of Defined Terms

ended June 30, 2016. The change in depreciation expense was driven by (i) a reduction in the useful life of GIGS property to 26.5 years at the end of 2016 ($570 thousand) and (ii) a $433 thousand adjustment recorded in the prior-year period which reduced depreciation expense.
Provision for loan loss and disposition. For the six months ended June 30, 2016, we recorded a provision for loan losses of approximately $5.0 million. The prior-year provision for loan losses related primarily to a write-down of $3.5 million on the SWD loans, with additional provisions recorded related to the Black Bison financing notes. There were no loan loss provisions recorded for the six months ended June 30, 2017. For additional information, see Part I, Item 1, Note 4 ("Financing Notes Receivable").
Net Distributions and Dividend Income. Net distributions and dividend income for the six months ended June 30, 2017 decreased $325 thousand from the six months ended June 30, 2016. The decrease was primarily the result of adjustments recorded in the first quarter of each year upon the receipt of the annual K-1s, which depict our share of income and losses from the investment in the security. The portion of distributions and dividends deemed to be income versus a return of capital in any period are made at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities during the six months ended June 30, 2017 and 2016 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Gross cash distributions and dividend income received from investment securities	$475,379	$474,873
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	(148,649)	117,004
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	61,828	2,135
Net distributions and dividends recorded as income	$264,902	$589,742
Net Realized and Unrealized Gain (Loss) on Other Equity Securities. For the six months ended June 30, 2017, the Company recorded a net realized gain on other equity securities of $70 thousand, as compared to a net realized loss of $429 thousand in the prior-year period. The change is primarily due to prior-year period fluctuations in the valuation of Lightfoot, which is dependent on the public share price of ARCX. ARCX share price at June 30, 2016 was $13.00/share, a decrease of $0.27/share from December 31, 2015.
Interest Expense. For the six months ended June 30, 2017 and 2016, interest expense totaled approximately $6.7 million and $7.5 million, respectively. This decrease was primarily attributable to the Company internally refinancing its pro rata share of the Pinedale Credit Facility on March 30, 2016, which resulted in a reduction of the outstanding debt balance with third parties.
Income Tax Benefit. Income tax benefit was $237 thousand for the six months ended June 30, 2017 compared to $845 thousand for the six months ended June 30, 2016, representing a decrease of $608 thousand. The higher benefit in the prior year was primarily attributable to (i) unrealized losses related to our investment in Lightfoot and (ii) the loan loss provisions recorded in the prior-year period.
Net Income. Net income was $17.5 million and $13.0 million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, net income attributable to CorEnergy stockholders was $16.7 million and $12.3 million, respectively. After deducting $3.2 million and $2.1 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the six months ended June 30, 2017 was $13.5 million, or $1.14 per basic and diluted common share compared to $10.3 million, or $0.86 per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Shareholders per Share
As of June 30, 2017, our common equity decreased by approximately $6.6 million to $343.6 million from $350.2 million as of December 31, 2016. This decrease principally consists of: (i) dividends paid to our shareholders of approximately $21.2 million, (ii) $2.6 million of offering costs related to the issuance of 7.375% Series A Preferred Stock, offset by (iii) net income attributable to CorEnergy common stockholders of approximately $16.7 million; and (iv) $547 thousand of dividends issued under the DRIP or director's compensation plans. The following book value per common share table does not reflect non-controlling interest equity.

Table of Contents	Glossary of Defined Terms

Book Value Per Common Share
Analysis of Equity	June 30, 2017	December 31, 2016
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 and $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 and 22,500 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$130,000,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,901,681 and 11,886,216 shares issued and outstanding at June 30, 2017 and December 31, 2016 (100,000,000 shares authorized)	11,902	11,886
Additional paid-in capital	343,585,389	350,217,746
Accumulated other comprehensive loss	(5,218)	(11,196)
Total CorEnergy Stockholders' Equity	$473,592,073	$406,468,436
Subtract: 7.375% Series A Preferred Stock	(130,000,000)	(56,250,000)
Total CorEnergy Common Equity	$343,592,073	$350,218,436
Common shares outstanding	11,901,681	11,886,216
Book Value per Common Share	$28.87	$29.46
NON-GAAP FINANCIAL MEASURES
We use certain financial measures that are not recognized under GAAP. The non-GAAP financial measures used in this Report include earnings before interest, taxes, depreciation and amortization as adjusted in the manner described below ("Adjusted EBITDA"); National Association of Real Estate Investment Trusts funds from operations ("NAREIT FFO"); funds from operations adjusted for securities investments ("FFO"); and FFO as further adjusted in the manner described below ("AFFO"). These supplemental measures are used by our management team and are presented because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income. The presentation of Adjusted EBITDA, NAREIT FFO, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income or indicators of any other performance measure determined in accordance with GAAP, nor are they indicative of funds available to fund our cash needs, including capital expenditures (if any), to make payments on our indebtedness or to make distributions. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income, cash flows from operating activities or revenues.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. Our presentation of Adjusted EBITDA represents income attributable to common stockholders adjusted for net realized and unrealized (gain) loss on securities, non-cash; depreciation, amortization and ARO accretion; interest expense, net; provision for loan losses; and preferred dividend requirements, less distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period; non-cash settlement of accounts payable; non-controlling interest attributable to depreciation, amortization and interest expense; and income tax (expense) benefit. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Adjusted EBITDA should not be considered a measure of liquidity and should not be considered as an alternative to operating income, net income or other indicators of performance determined in accordance with GAAP.

Table of Contents	Glossary of Defined Terms

The following table presents a reconciliation of Income Attributable to Common Stockholders, as reported in the Consolidated Statements of Income and Comprehensive Income to Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income Attributable to Common Stockholders	$6,877,043	$7,917,418	$13,509,412	$10,271,430
Add:
Net realized and unrealized (gain) loss on securities, noncash portion	(583,861)	(1,198,695)	(8,597)	431,222
Depreciation, amortization, and ARO accretion	6,005,995	5,737,025	12,011,903	11,033,843
Interest expense, net	3,202,837	3,540,812	6,657,234	7,466,821
Provision for loan losses	—	369,278	—	5,014,466
Preferred dividend requirements	2,123,129	1,037,109	3,160,238	2,074,218
Less:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period(1)	—	—	(148,649)	117,004
Non-cash settlement of accounts payable	171,609	—	171,609	—
Non-controlling interest attributable to depreciation, amortization, and interest expense(2)	572,566	651,803	1,155,119	1,247,829
Income tax (expense) benefit	(95,735)	(410,438)	236,871	844,688
Adjusted EBITDA	$16,976,703	$17,161,582	$33,915,240	$34,082,479
(1) We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict our share of income and losses from the investment in the security, previously unrealized gains can be reclassified as dividend income.

(2) ARO accretion expense has no impact on non-controlling interest.
NAREIT FFO
FFO is a widely used measure of the operating performance of real estate companies that supplements net income determined in accordance with GAAP. As defined by the National Association of Real Estate Investment Trusts, NAREIT FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses of depreciable properties, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs) and after adjustments for unconsolidated partnerships and non-controlling interests. Adjustments for non-controlling interests are calculated on the same basis. We define FFO attributable to common stockholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO attributable to common shareholders may differ from methods used by other REITs and, as such, may not be comparable.
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
We present NAREIT FFO and FFO Adjusted for Securities Investments because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is a key measure we use in assessing performance and in making resource allocation decisions.
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

Table of Contents	Glossary of Defined Terms

differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly may not be comparable to such other REITs. NAREIT FFO and FFO Adjusted for Securities Investments do not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations, or other commitments and uncertainties. NAREIT FFO and FFO Adjusted for Securities Investments, as we have historically reported, should not be considered as an alternative to net income (computed in accordance with GAAP), as an indicator of our financial performance, or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three and six months ended June 30, 2017 and 2016. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments, noncash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income attributable to CorEnergy Stockholders	$9,000,172	$8,954,527	$16,669,650	$12,345,648
Less:
Preferred Dividend Requirements	2,123,129	1,037,109	3,160,238	2,074,218
Net Income attributable to Common Stockholders	$6,877,043	$7,917,418	$13,509,412	$10,271,430
Add:
Depreciation	5,822,383	5,539,667	11,644,679	10,629,420
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	411,455	411,455	822,910	822,910
NAREIT funds from operations (NAREIT FFO)	$12,287,971	$13,045,630	$24,331,181	$20,077,940
Add:
Distributions received from investment securities	252,213	215,139	475,379	474,873
Income tax expense from investment securities	310,622	533,765	114,862	58,128
Less:
Net distributions and dividend income	221,440	214,169	264,902	589,742
Net realized and unrealized gain (loss) on other equity securities	614,634	1,199,665	70,426	(429,087)
Funds from operations adjusted for securities investments (FFO)	$12,014,732	$12,380,700	$24,586,094	$20,450,286
Add:
Provision for loan losses, net of tax	—	369,278	—	4,409,359
Transaction costs	211,269	1,000	470,051	37,915
Amortization of debt issuance costs	468,871	470,506	937,742	1,087,603
Amortization of deferred lease costs	22,983	22,983	45,966	45,966
Accretion of asset retirement obligation	160,629	174,375	321,258	358,457
Unrealized (gain) loss associated with derivative instruments	10,619	33,820	(16,453)	57,695
Less:
Non-cash settlement of accounts payable	171,609	—	171,609	—
Income tax benefit	214,887	123,327	351,733	297,709
Non-Controlling Interest attributable to AFFO reconciling items	3,358	9,064	6,709	45,868
Adjusted funds from operations (AFFO)	$12,499,249	$13,320,271	$25,814,607	$26,103,704

Weighted Average Shares of Common Stock Outstanding:
Basic	11,896,616	11,912,030	11,892,670	11,927,984
Diluted	15,351,161	15,383,892	15,347,215	15,406,339
NAREIT FFO attributable to Common Stockholders
Basic	$1.03	$1.10	$2.05	$1.68
Diluted (1)	$0.94	$0.99	$1.87	$1.59
FFO attributable to Common Stockholders
Basic	$1.01	$1.04	$2.07	$1.71
Diluted (1)	$0.93	$0.95	$1.89	$1.61
AFFO attributable to Common Stockholders
Basic	$1.05	$1.12	$2.17	$2.19
Diluted (2)	$0.94	$0.99	$1.94	$1.95
(1) Diluted per share calculations include dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization. Refer to the Convertible Note Interest Expense table in Note 10 ("Debt") for additional details.

(2) Diluted per share calculations include a dilutive adjustment for convertible note interest expense. Refer to the Convertible Note Interest Expense table in Note 10 ("Debt") for additional details.
SEASONALITY
Our operating companies, MoGas and Omega, have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of June 30, 2017, please refer to Part I, Item 2 - "Properties" in our Annual Report on Form 10-K for the year ended December 31,

Table of Contents	Glossary of Defined Terms

2016, and to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Note 4 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended June 30, 2017.
Grand Isle Gathering System
Following its emergence from Chapter 11 Bankruptcy on December 30, 2016, EXXI announced the findings of its third-party independent reserve report, as well as its current development plan which is focused on the West Delta area. The company has also announced the implementation of additional strategic initiatives to lower its overhead costs and better align its operations with the current commodity environment and its production profile.
Pinedale LGS
UPL announced on April 12, 2017 its successful emergence from Chapter 11 bankruptcy. In support of its plan of reorganization, UPL raised $2.98 billion in exit financing. On April 13, 2017, Ultra Petroleum commenced trading on the NASDAQ Global Select Market under the symbol "UPL". The company also released a revised drilling and completion outlook for 2017 and 2018 and has begun entering into hedging positions.
MoGas Pipeline

Effective March 1, 2017, MoGas entered into a long-term firm transportation services agreement with Laclede, its largest customer. The agreement, which amends a prior agreement, extends the termination date for Laclede’s existing firm transportation agreement from October 31, 2017 to October 31, 2030. During the entire extended term, Laclede will continue to reserve 62,800 dekatherms per day of firm transportation capacity on MoGas. This service will continue at the full tariff rate of $12.385 per dekatherm per month until October 31, 2018, at which time the rate will be reduced to $6.386 per dekatherm per month for the remainder of the agreement.
On April 1, 2017, MoGas Pipeline LLC commenced a non-binding open season to solicit interest in firm transportation contracts on a possible expansion project on its pipeline. Following the conclusion of its open season on June 30, 2017, MoGas Pipeline does not expect any immediate incremental revenue to result from the initiative, but MoGas continues to explore means to offset the decline in revenue from the amended Laclede contract. Such opportunities may include shippers transporting gas across MoGas to strike on Rockies, Mid-continent, Eastern and Gulf Coast basin basis differentials given its strategic location and numerous pipeline interconnects, new end-user customers, new cogeneration customers and increased capacity from existing shippers. In addition, MoGas has the right to request from FERC adjustments to its rates to mitigate the effect of higher operating costs or lost revenues by filing such a request any time MoGas deems necessary and appropriate.
Private Security Assets
Lightfoot
As of June 30, 2017, our investment in Lightfoot represented approximately 1.4 percent of our total assets. The fair value of Lightfoot at June 30, 2017 was $9.1 million, as compared to the fair value at December 31, 2016 of $9.3 million, representing a decrease of approximately $140 thousand, or 1.5 percent. The decrease was primarily due to distributions received, partially offset by unrealized gains associated with an increase in the share price of ARCX.
During the three and six months ended June 30, 2017, we received distributions of $217 thousand and $436 thousand, respectively, and expect these distributions to be funded primarily by Lightfoot’s distributions from Arc Logistics and Gulf LNG. However, both the ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions will be dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG, nor Lightfoot is under any obligation to make such distributions. On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C ("Eni USA"), one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA terminate its agreement with Gulf LNG, this could materially impact Arc Logistics and Gulf LNG's ability to fund their distributions to us. Accordingly, there can be no assurance that our expectations concerning 2017 distributions from Lightfoot will be realized.
FEDERAL AND STATE INCOME TAXATION
In 2013 we qualified, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes (which we refer to as the "REIT Election"). Because certain of our assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned TRSs in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.

Table of Contents	Glossary of Defined Terms

For the years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual shareholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 is 20 percent. We elected to be taxed as a REIT for 2013 and subsequent years rather than a C corporation and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. A portion of our normal distributions in 2013 have been characterized for federal income tax purposes as a distribution of those earnings and profits from non-REIT years and have been treated as QDI. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution will be treated as QDI.
As a REIT, we hold and operate certain of our assets through one or more wholly-owned TRSs. Our use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, we may elect to reorganize and transfer certain assets or operations from our TRSs to us or other subsidiaries, including qualified REIT subsidiaries.
Our equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, we report our allocable share of taxable income in computing our taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
If we cease to qualify as a REIT, we, as a C corporation, would be obligated to pay federal and state income tax on our taxable income. Currently, the highest regular marginal federal income tax rate for a corporation is 35 percent. We may be subject to a 20 percent federal alternative minimum tax on our federal alternative minimum taxable income to the extent that our alternative minimum tax exceeds our regular federal income tax.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2017, we had liquidity of approximately $135.4 million comprised of cash of $37.3 million plus revolver availability of $98.2 million. During the second quarter of 2017, our liquidity was enhanced through closing a follow-on offering of our Series A Preferred Stock and the underwriters' exercise of their over-allotment option, respectively, which together generated proceeds of approximately $71.2 million after deducting underwriter discounts and other offering expenses. Approximately $44.1 million of the proceeds from the offering were utilized to pay off the outstanding borrowings and accrued interest on the CorEnergy Revolver.
Subsequent to quarter end, our liquidity was further enhanced through the amendment and restatement of our CorEnergy Credit Facility on July 28, 2017. Commitments on the CorEnergy Revolver were increased from $105.0 million to $160.0 million under the new facility, subject to borrowing base limitations. In connection with entering into the new facility, we utilized cash on hand and revolver borrowings of $10.0 million to repay the balance outstanding on the CorEnergy Term Loan. See further discussion of the amended and restated facility below under "Revolving and Term Credit Facilities - CorEnergy Credit Facility". As of July 31, 2017, we had liquidity of approximately $146.7 million, comprised of cash of $15.2 million and revolver availability under the amended and restated facility of $131.5 million.
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

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)
Net cash provided by (used in):
Operating activities	$27,791,774	$26,014,590
Investing activities	48,083	296,289
Financing activities	1,545,748	(32,813,502)
Net increase (decrease) in cash and cash equivalents	$29,385,605	$(6,502,623)
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the six months ended June 30, 2017 were primarily attributable to (i) lease receipts of $30.5 million ($34.1 million lease revenue, net of $3.6 million of straight-line rent accrued during the period), (ii) $7.1 million in net contributions from our operating subsidiaries MoGas and Omega, (iii) $436 thousand in distributions and dividends received and (iv) a $1.2 million reduction in accounts and other receivables during the period, partially offset by (v) $5.8 million in cash paid for interest and (vi) $5.6 million in general and administrative expenses.
Net cash flows provided by operating activities for the six months ended June 30, 2016 were primarily attributable to (i) lease receipts of $29.2 million ($34.0 million lease revenue, net of $4.8 million of straight-line rent accrued during the period), (ii) $7.4 million in net contributions from our operating subsidiaries MoGas and Omega, (iii) $1.4 million in escrow proceeds received from the sale of Vantacore and (iv) $468 thousand in distributions and dividends received, partially offset by (v) $6.1 million in general and administrative expenses and (vi) $6.8 million in cash paid for interest.
Cash Flows from Investing Activities
Net cash flows provided by investing activities for the six months ended June 30, 2017 were attributable to $62 thousand return of capital distributions received, offset by purchases of equipment of $14 thousand.
Net cash flows provided by investing activities for the six months ended June 30, 2016 were primarily attributable to (i) net proceeds from the sale of assets and liabilities held for sale of $645 thousand, (ii) purchases of property and equipment of $372 thousand, (iii) proceeds received on the foreclosure of BB Intermediate of $223 thousand and (iv) funding to close operations of Black Bison and Four Wood financing notes of $202 thousand.
Cash Flows from Financing Activities
Net cash flows provided by financing activities for the six months ended June 30, 2017 were primarily attributable to (i) net offering proceeds on Series A Preferred Stock of $71.2 million, partially offset by, (ii) repayment of principal on the CorEnergy Revolver of $44.0 million, (iii) common and preferred dividends paid of $17.3 million and $3.4 million, respectively, and (iv) principal payments of $4.4 million on our secured credit facilities.
The net cash used in financing activities for the six months ended June 30, 2016 was primarily attributable to (i) principal payments of $54.0 million on our secured credit facilities, (ii) common and preferred dividends paid of $17.6 million and $2.1 million, respectively, (iii) repurchases of common stock of approximately $2.0 million, (iv) repurchases of convertible debt of approximately $931 thousand, partially offset by (v) a $44.0 million drawn on the CorEnergy Revolver.
Revolving and Term Credit Facilities
CorEnergy Credit Facility
Under the terms of the amended and restated CorEnegy Credit Facility, we are subject to certain financial covenants as follows: (i) a minimum debt service coverage ratio of 2.0 to 1.0; (ii) a maximum total leverage ratio of 5.0 to 1.0; (iii) a maximum senior secured recourse leverage ratio (which generally excludes debt from Unrestricted Subs) of 3.0 to 1.0.; and (iv) a maximum total funded debt to capitalization ratio of 50 percent. Effective September 30, 2015, the CorEnergy Revolver was amended to clarify that the covenant related to our ability to make distributions is tied to AFFO and applicable REIT distribution requirements, and provides that, in the absence of any acceleration of maturity following an Event of Default, we may make distributions equal to the greater of the amount required to maintain our REIT status and 100 percent of AFFO for the trailing 12-month period. We

Table of Contents	Glossary of Defined Terms

were in compliance with all covenants at June 30, 2017 and had approximately $98.2 million of available borrowing capacity on the CorEnergy Revolver.
On July 28, 2017, we entered into an amended and restated CorEnergy Credit Facility with Regions Bank (as lender and administrative agent for other participating lenders). The amended facility provides for commitments of up to $161.0 million, comprised of (i) increased commitments on the CorEnergy Revolver of up to $160.0 million, subject to borrowing base limitations, and (ii) a $1.0 million commitment on the MoGas Revolver. The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if the Company fails to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's convertible notes on June 15, 2020.
Other terms of the amended and restated CorEnergy Credit Facility are substantially the same as the prior facility. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. The facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods), all of which are substantially the same as under the prior facility.
In connection with entering into the amended and restated facility, we used cash on hand and borrowings under the amended facility to repay the $33.5 million outstanding balance on the CorEnergy Term Loan on the prior facility. As of July 31, 2017, we had $131.5 million of availability under the amended and restated CorEnergy Revolver.
For a summary of the additional material terms of the CorEnergy Credit Facility, please see Part IV, Item 15, Note 12 ("Credit Facilities") included in our Annual Report on Form 10-K for the year ended December 31, 2016, and Part I, Item 1, Note 10 ("Debt") included in this Report.
Pinedale Credit Facility
On March 30, 2016, we and Prudential, as the Refinancing Lenders, and in proportion to our pro rata equity interests in Pinedale LP, refinanced the Pinedale Credit Facility and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. As part of the refinancing, we terminated one of the derivative contracts, representing half of the amount hedged. The remaining derivative with a notional amount of $26.3 million was de-designated from hedge accounting. The Pinedale Credit Facility is subject to (i) a minimum interest rate coverage ratio of 5.5 to 1.0; (ii) a maximum leverage ratio of 3.25 to 1.0; and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. As a result of the March 30, 2016 refinancing, the minimum interest coverage ratio was amended to a ratio of 3.0 to 1.0. We were in compliance with all covenants at June 30, 2017.
For a summary of the additional material terms and the refinancing of the Pinedale Credit Facility, please see Part IV, Item 15, Note 12 ("Credit Facilities") included in our Annual Report on Form 10-K for the year ended December 31, 2016, and Part I, Item 1, Note 10 ("Debt") included in this Report.
Convertible Notes
As of June 30, 2017, we had $114.0 million of face value of the Convertible Notes outstanding. Refer to Part IV, Item 15, Note 13 ("Convertible Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the Convertible Notes.
MoGas Credit Facility
As of June 30, 2017, the co-borrowers were in compliance with all covenants and there have been no borrowings against the MoGas Revolver. On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. On July 31, 2017, the previous maturity date of July 31, 2017 was amended and extended to July 31, 2018. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at June 30, 2017.

Table of Contents	Glossary of Defined Terms

Equity Offerings
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of June 30, 2017, we have issued 49,164 shares of common stock under our dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $1.3 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of June 30, 2017, availability on the current shelf registration is approximately $524.9 million.
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
The following is our liquidity and capitalization on the below-noted dates:

Liquidity and Capitalization
	June 30, 2017	December 31, 2016
Cash and cash equivalents	$37,280,689	$7,895,084
Revolver availability	$98,164,933	$52,144,837

Revolving credit facility	—	44,000,000
Long-term debt (including current maturities)	152,674,184	156,632,880
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	130,000,000	56,250,000
Capital stock, non-convertible, $0.001 par value	11,902	11,886
Additional paid-in capital	343,585,389	350,217,746
Accumulated other comprehensive loss	(5,218)	(11,196)
CorEnergy equity	473,592,073	406,468,436
Total CorEnergy capitalization	$626,266,257	$607,101,316
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $3.0 million and $1.5 million at June 30, 2017 and December 31, 2016.
As discussed above, on July 28, 2017 we entered into an amendment and restatement of our CorEnergy Credit Facility. As of July 31, 2017, we had liquidity of approximately $146.7 million, comprised of cash of $15.2 million and revolver availability under the amended and restated facility of $131.5 million.
Additionally, we are exploring options which may be available to refinance the Pinedale Credit Facility with third-party lenders, and expect that a refinancing of the facility may be consummated during the second half of 2017. If completed, such a refinancing transaction would provide increased liquidity based on our pro rata portion of the refinancing proceeds.

Table of Contents	Glossary of Defined Terms

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of June 30, 2017:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt (1)	$7,701,316	$668,556	$1,337,112	$5,695,648	$—
Interest payments on Pinedale LP Debt (1)		606,204	1,046,709	364,960	—
Convertible Debt	114,000,000	—	114,000,000	—	—
Interest payments on Convertible Debt		7,980,000	15,960,000	—	—
CorEnergy Term Note (2)	33,510,000	6,460,000	27,050,000	—	—
Interest payment on CorEnergy Term Note		1,336,440	1,472,168	—	—
Totals		$17,051,200	$160,865,989	$6,060,608	$—
(1) The amounts of Pinedale LP debt above represent Prudential's share of the principal and interest payments which is 18.95 percent of the total. Our share of the principal and interest are eliminated in consolidation as these became intercompany on March 30, 2016, due to CorEnergy taking over with Prudential as Refinancing Lenders on the Pinedale LP note. See Part I, Item 1, Note 10 ("Debt") for further information.

(2) The amount shown as the Notional Value for the CorEnergy Term Note represents the outstanding principal balance at June 30, 2017.
Fees paid to Corridor under the Management Agreement and the Administrative Agreement are not included because they vary as a function of the value of our total asset base. For additional information, see Part I, Item 1, Note 8 ("Management Agreement") included in this Report.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
MAJOR TENANTS
As of June 30, 2017, we had three significant leases. For additional information concerning each of these leases, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended June 30, 2017, the sources of our stockholder distributions include lease revenue, transportation and distribution revenue from our real property assets, and distributions from our investment securities. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
On February 28, 2017, we paid 2016 fourth quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.

On May 31, 2017, we paid 2017 first quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On August 1, 2017, our Board of Directors declared 2017 second quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock payable on August 31, 2017.
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

Table of Contents	Glossary of Defined Terms

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
A discussion of our critical accounting estimates is presented under the heading "Critical Accounting Estimates" in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016, as previously filed with the SEC. No material modifications have been made to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio and fluctuations in interest rates to be our principal market risks. As of June 30, 2017, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2016.
As of June 30, 2017, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $9.1 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $560 thousand. The fair value of securities is determined using readily available market quotations from the principal market, if available. Because there are no readily available market quotations for many of the securities in our portfolio, we value our securities at fair value as determined in good faith under a valuation policy and a consistently applied valuation process, which has been approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of June 30, 2017, we had $145.5 million in long-term debt (net of current maturities). We use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on that portion of our variable rate debt which is not hedged.
Variable rate debt as of June 30, 2017 was $7.7 million under the Pinedale facility and $33.5 million under the CorEnergy Term Note. These variable rate debt instruments total $15.0 million of variable rate debt after giving effect to our $26.3 million interest rate swap at June 30, 2017. A 100 basis point increase or decrease in current LIBOR rates would result in a $216 thousand increase or decrease of interest expense for the six months ended June 30, 2017. As of June 30, 2017, the fair value of our interest rate swap derivative asset totaled approximately $44 thousand. We estimate that the impact of a 100 basis point increase in the one-month LIBOR rate would increase the value of the interest rate swap by $110 thousand, while a decrease of 100 basis points would decrease the value of the interest rate swap by $111 thousand as of June 30, 2017.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

Table of Contents	Glossary of Defined Terms

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended June 30, 2017. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2017, we did not sell any securities that were not registered under the 1933 Act, nor did we repurchase any equity securities of the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Amended and Restated Credit Agreement
Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 1.01 "Entry into a Material Definitive Agreement" and Item 2.03 "Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant" of Form 8-K, in lieu of filing a separate Form 8-K.
As previously announced, the Company entered into a $105.0 million revolving credit facility pursuant to an Amended and Restated Revolving Credit Agreement dated July 8, 2015, as amended by a certain First Amendment to the Revolving Credit Agreement dated November 4, 2015 (as amended, the "Credit Agreement"), with Regions Bank as administrative agent. The purpose of the credit facility was to fund general corporate needs and, if elected, to provide short-term financing for the acquisition of additional assets. The Company also previously announced that, in conjunction with the November 4, 2015 amendment to the Credit Agreement, Regions Bank and the other participating lenders made available to the Company a term loan facility in the amount of $45.0 million (the "Term Loan"), the full amount of which was simultaneously drawn and utilized to pay down the then-outstanding balance on the revolver.
On July 28, 2017, the Company, as borrower, and Regions Bank, as a lender and as administrative agent for the other lenders participating therein, agreed to amend the Credit Agreement by entering into a Second Amendment to the Amended and Restated Revolving Credit Agreement, which effected a restatement of the Credit Agreement (as amended, the "Amended and Restated Credit Agreement"), to increase the size of the revolving credit facility to $160.0 million (the "Credit Facility"), subject to borrowing base limitations. On the date thereof, the Company simultaneously borrowed $10.0 million under the Credit Facility, which was utilized, with cash on hand, to pay down the outstanding balance of the Term Loan. The Credit Facility will continue to be used to fund general corporate needs and, if elected, to provide short-term financing for the acquisition of additional assets.
Under the terms of the Amended and Restated Credit Agreement, the Credit Facility will mature on July 28, 2022, or on an earlier "Springing Maturity Date" (the first date on or after February 28, 2020 that both (i) the outstanding principal amount of the Senior Unsecured Convertible Notes (as defined in the Amended and Restated Credit Agreement) exceeds $28,750,000 and (ii) Borrower's unrestricted cash liquidity (including, for purposes of this definition, the undrawn portion of the borrowing base that is then available for borrowing) is less than the sum of (x) the outstanding principal amount of the Senior Unsecured Convertible Notes plus (y) $5,000,000)).
The Credit Facility shall, at the option of the Company, bear interest at either (a) LIBOR plus a spread of 275 to 375 basis points, or (b) a rate equal to the higher of (i) the prime rate established by Regions Bank, (ii) the federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, plus a spread of 150 to 250 basis points. The applicable spread for each interest rate is based on the

Table of Contents	Glossary of Defined Terms

Company's Senior Secured Recourse Leverage Ratio, as defined in the Amended and Restated Credit Agreement. The Credit Facility is also subject to an unused facility fee at the rate of 0.50% per annum times the amount by which total availability exceeds outstanding borrowings under the Credit Facility, calculated and payable on a quarterly basis.
The Amended and Restated Credit Agreement contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios. The Amended and Restated Credit Agreement contains default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). Upon the occurrence of an event of default, payment of all amounts outstanding under the Amended and Restated Credit Agreement shall become immediately due and payable.
A copy of the Amended and Restated Credit Agreement is filed as Exhibit 10.20.6 to this Report and is incorporated herein by reference. The description of the Amended and Restated Credit Agreement in this report is a summary and is qualified in its entirety by the terms of the Amended and Restated Credit Agreement attached hereto as Exhibit 10.20.6.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.2.9*
Letter Agreement, dated June 30, 2017, concerning Incentive Fee for June 30, 2017 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc.

10.20.6*	Second Amendment to Amended and Restated Revolving Credit Agreement, dated July 28, 2017, by and among the Company and Regions Bank, et al.
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following materials from CorEnergy Infrastructure Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Table of Contents	Glossary of Defined Terms

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
August 2, 2017

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)
August 2, 2017