Form 10-Q
period 2017-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2017-11-01
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of October 31, 2017, the registrant had 11,909,244 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2016.

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
Convertible Notes: the Company's 7.00% Convertible Senior Notes due 2020.
CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
CorEnergy BBWS: CorEnergy BBWS, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy.
CorEnergy Credit Facility: the Company's upsized $160.0 million CorEnergy Revolver and the $1.0 million MoGas Revolver with Regions Bank.
CorEnergy Revolver: the Company’s $160.0 million secured revolving line of credit facility with Regions Bank.
CorEnergy Term Loan: the Company's $45.0 million secured term loan with Regions Bank that was paid off in conjunction with the amendment and restatement of the CorEnergy Credit Facility on July 28, 2017.
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
Lightfoot: collectively, Lightfoot Capital Partners LP and Lightfoot Capital Partners GP LLC.
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
MoGas Revolver: a $1.0 million secured revolving line of credit facility at the MoGas subsidiary level with Regions Bank.
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

•	the loss of any member of our management team;

•	our continued ability to access the debt and equity markets;

•	our ability to successfully implement our selective acquisition strategy;

•	our ability to obtain suitable tenants for our properties;

•	our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;

•	changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;

•	our ability to comply with certain debt covenants;

•	dependence by us and our tenants on key customers for significant revenues, and the risk of defaults by any such tenants or customers;

•	the risk of adverse impacts to our results of operations if the tenant exercises its early lease termination or lease buy-out options at our Portland Terminal Facility;

•	our or our tenants' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	the continued availability of third-party pipelines, railroads or other facilities interconnected with certain of our infrastructure assets;

•	risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by extreme weather patterns and other natural phenomena;

•	our ability to sell properties at an attractive price;

•	market conditions and related price volatility affecting our debt and equity securities;

•	competitive and regulatory pressures on the revenues of our interstate natural gas transmission business;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences;

•	declines in the market value of our investment securities;

•
our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

Table of Contents	Glossary of Defined Terms

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $67,171,667 and $52,219,717	$474,306,419	$489,258,369
Property and equipment, net of accumulated depreciation of $11,803,423 and $9,292,712	113,943,021	116,412,806
Financing notes and related accrued interest receivable, net of reserve of $4,100,000 and $4,100,000	1,500,000	1,500,000
Other equity securities, at fair value	10,457,982	9,287,209
Cash and cash equivalents	15,533,509	7,895,084
Deferred rent receivable	20,260,686	14,876,782
Accounts and other receivables	3,853,572	4,538,884
Deferred costs, net of accumulated amortization of $457,277 and $2,261,151	3,657,017	3,132,050
Prepaid expenses and other assets	815,458	354,230
Deferred tax asset, net	1,892,611	1,758,289
Goodwill	1,718,868	1,718,868
Total Assets	$647,939,143	$650,732,571
Liabilities and Equity
Secured credit facilities, net (including $7,534,177 and $8,860,577 with related party)	$17,534,177	$89,387,985
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,164,715 and $2,755,105	111,835,285	111,244,895
Asset retirement obligation	12,375,105	11,882,943
Accounts payable and other accrued liabilities	4,634,946	2,416,283
Management fees payable	1,761,756	1,735,024
Unearned revenue	543,050	155,961
Total Liabilities	$148,684,319	$216,823,091
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 and $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 and 22,500 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$130,000,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,909,244 and 11,886,216 shares issued and outstanding at September 30, 2017 and December 31, 2016 (100,000,000 shares authorized)	11,909	11,886
Additional paid-in capital	341,678,080	350,217,746
Accumulated other comprehensive loss	(2,180)	(11,196)
Total CorEnergy Equity	471,687,809	406,468,436
Non-controlling interest	27,567,015	27,441,044
Total Equity	499,254,824	433,909,480
Total Liabilities and Equity	$647,939,143	$650,732,571
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue
Lease revenue	$17,173,676	$16,996,155	$51,290,294	$50,988,299
Transportation and distribution revenue	5,270,628	5,119,330	15,056,998	15,283,461
Financing revenue	—	—	—	162,344
Total Revenue	22,444,304	22,115,485	66,347,292	66,434,104
Expenses
Transportation and distribution expenses	2,384,182	1,482,161	5,082,732	4,222,792
General and administrative	2,632,546	3,021,869	8,252,125	9,084,961
Depreciation, amortization and ARO accretion expense	6,017,664	5,744,266	18,029,567	16,778,109
Provision for loan loss and disposition	—	—	—	5,014,466
Total Expenses	11,034,392	10,248,296	31,364,424	35,100,328
Operating Income	$11,409,912	$11,867,189	$34,982,868	$31,333,776
Other Income (Expense)
Net distributions and dividend income	$213,040	$277,523	$477,942	$867,265
Net realized and unrealized gain on other equity securities	1,340,197	1,430,858	1,410,623	1,001,771
Interest expense	(2,928,036)	(3,520,856)	(9,585,270)	(10,987,677)
Loss on extinguishment of debt	(234,433)	—	(234,433)	—
Total Other Expense	(1,609,232)	(1,812,475)	(7,931,138)	(9,118,641)
Income before income taxes	9,800,680	10,054,714	27,051,730	22,215,135
Taxes
Current tax expense (benefit)	65,131	95,125	89,022	(378,954)
Deferred tax expense (benefit)	126,440	388,027	(134,322)	17,418
Income tax expense (benefit), net	191,571	483,152	(45,300)	(361,536)
Net Income	9,609,109	9,571,562	27,097,030	22,576,671
Less: Net Income attributable to non-controlling interest	431,825	340,377	1,250,096	999,838
Net Income attributable to CorEnergy Stockholders	$9,177,284	$9,231,185	$25,846,934	$21,576,833
Preferred dividend requirements	2,396,875	1,037,109	5,557,113	3,111,327
Net Income attributable to Common Stockholders	$6,780,409	$8,194,076	$20,289,821	$18,465,506

Net Income	$9,609,109	$9,571,562	$27,097,030	$22,576,671
Other comprehensive income (loss):
Changes in fair value of qualifying hedges / AOCI attributable to CorEnergy stockholders	3,038	3,039	9,016	(205,032)
Changes in fair value of qualifying hedges / AOCI attributable to non-controlling interest	710	710	2,106	(47,937)
Net Change in Other Comprehensive Income (Loss)	$3,748	$3,749	$11,122	$(252,969)
Total Comprehensive Income	9,612,857	9,575,311	27,108,152	22,323,702
Less: Comprehensive income attributable to non-controlling interest	432,535	341,087	1,252,202	951,901
Comprehensive Income attributable to CorEnergy Stockholders	$9,180,322	$9,234,224	$25,855,950	$21,371,801
Earnings Per Common Share:
Basic	$0.57	$0.69	$1.71	$1.55
Diluted	$0.57	$0.68	$1.71	$1.55
Weighted Average Shares of Common Stock Outstanding:
Basic	11,904,933	11,872,729	11,896,803	11,909,431
Diluted	11,904,933	15,327,274	11,896,803	11,909,431
Dividends declared per share	$0.750	$0.750	$2.250	$2.250
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31, 2016	11,886,216	$11,886	$56,250,000	$350,217,746	$(11,196)	$—	$27,441,044	$433,909,480
Net income	—	—	—	—	—	25,846,934	1,250,096	27,097,030
Amortization related to de-designated cash flow hedges	—	—	—	—	9,016	—	2,106	11,122
Total comprehensive income	—	—	—	—	9,016	25,846,934	1,252,202	27,108,152
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	73,750,000	(2,588,469)	—	—	—	71,161,531
Series A preferred stock dividends	—	—	—	(727,001)	—	(5,103,858)	—	(5,830,859)
Common stock dividends	—	—	—	(6,019,191)	—	(20,743,076)	—	(26,762,267)
Common stock issued under director's compensation plan	1,979	2	—	67,498	—	—	—	67,500
Distributions to Non-controlling interest	—	—	—	—	—	—	(1,126,231)	(1,126,231)
Reinvestment of dividends paid to common stockholders	21,049	21	—	727,497	—	—	—	727,518
Balance at September 30, 2017 (Unaudited)	11,909,244	$11,909	$130,000,000	$341,678,080	$(2,180)	$—	$27,567,015	$499,254,824
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Operating Activities
Net Income	$27,097,030	$22,576,671
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(134,322)	17,418
Depreciation, amortization and ARO accretion	19,350,053	18,334,719
Provision for loan loss	—	5,014,466
Loss on extinguishment of debt	234,433	—
Non-cash settlement of accounts payable	(221,609)	—
Loss on sale of equipment	4,203	—
Gain on repurchase of convertible debt	—	(71,702)
Net distributions and dividend income, including recharacterization of income	148,649	(117,004)
Net realized and unrealized gain on other equity securities	(1,410,623)	(1,001,771)
Unrealized loss (gain) on derivative contract	13,154	(105,567)
Common stock issued under directors compensation plan	67,500	60,000
Changes in assets and liabilities:
Increase in deferred rent receivable	(5,383,904)	(6,564,143)
Decrease in accounts and other receivables	685,312	1,130,115
Decrease in financing note accrued interest receivable	—	95,114
(Increase) decrease in prepaid expenses and other assets	(105,866)	49,227
Increase (decrease) in management fee payable	26,732	(20,148)
Increase in accounts payable and other accrued liabilities	2,437,100	1,913,875
Increase in unearned revenue	29,695	343,295
Net cash provided by operating activities	$42,837,537	$41,654,565
Investing Activities
Proceeds from assets and liabilities held for sale	—	644,934
Purchases of property and equipment, net	(50,924)	(475,581)
Proceeds from asset foreclosure and sale	—	223,451
Increase in financing notes receivable	—	(202,000)
Return of capital on distributions received	91,201	3,393
Net cash provided by investing activities	$40,277	$194,197
Financing Activities
Debt financing costs	(1,342,681)	(193,000)
Net offering proceeds on Series A preferred stock	71,161,531	—
Repurchases of common stock	—	(2,041,851)
Repurchases of convertible debt	—	(899,960)
Dividends paid on Series A preferred stock	(5,830,859)	(3,111,327)
Dividends paid on common stock	(26,034,749)	(26,311,075)
Distributions to non-controlling interest	(1,126,231)	—
Advances on revolving line of credit	10,000,000	44,000,000
Payments on revolving line of credit	(44,000,000)	—
Principal payments on secured credit facilities	(38,066,400)	(57,802,535)
Net cash used in financing activities	$(35,239,389)	$(46,359,748)
Net Change in Cash and Cash Equivalents	$7,638,425	$(4,510,986)
Cash and Cash Equivalents at beginning of period	7,895,084	14,618,740
Cash and Cash Equivalents at end of period	$15,533,509	$10,107,754
See accompanying Notes to Consolidated Financial Statements.
Supplemental information continued on next page.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued from previous page)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Supplemental Disclosure of Cash Flow Information
Interest paid	$6,301,929	$7,829,619
Income taxes paid (net of refunds)	197,202	42,200

Non-Cash Investing Activities
Change in accounts and other receivables	$—	$(450,000)
Net change in Assets Held for Sale, Property and equipment, Prepaid expenses and other assets, Accounts payable and other accrued liabilities and Liabilities held for sale	—	(1,776,549)

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$727,518	$494,251
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017
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
Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2016, filed with the SEC on March 2, 2017 (the "2016 CorEnergy 10-K").
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

As part of its assessment work, the Company has formed an implementation team, completed training on the new revenue recognition model and is completing a review of its contracts. Based on this review and the analysis to date, the Company does not expect that adoption of the standard will have a significant impact on its consolidated financial statements based on the nature of its contracts and the fact that a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments." This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. Management is currently evaluating the impact of the new standard but does not expect that its adoption will have a material impact.
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

Table of Contents	Glossary of Defined Terms

3. LEASED PROPERTIES AND LEASES
As of September 30, 2017, the Company had three significant leased properties located in Oregon, Wyoming, Louisiana, and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial terms of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS(1)	Portland Terminal Facility
Location	Gulf of Mexico/Louisiana	Pinedale, WY	Portland, OR
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC	Arc Terminals Holdings LLC
Asset Description	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.	Approximately 150 miles of pipelines and four central storage facilities.	A 39-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1.5 million barrels.
Date Acquired	June 2015	December 2012	January 2014
Initial Lease Term	11 years	15 years	15 years(2)
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms	5-year terms
Current Monthly Rent Payments	7/1/16 - 6/30/17: $2,826,250 7/1/17 - 6/30/18: $2,854,667	$1,741,933	$513,355
Initial Estimated Useful Life	27 years	26 years	30 years
(1) Non-Controlling Interest Partner, Prudential, funded a portion of the Pinedale LGS acquisition and, as a limited partner, holds 18.95 percent of the economic interest in Pinedale LP. Pinedale GP, a wholly-owned subsidiary of the Company, holds the remaining 81.05 percent of the economic interest.

(2) The lessee of the Portland Terminal Facility has a purchase option beginning in February 2017, which it can exercise with 90-days notice, as well as lease termination options on the fifth and tenth anniversaries of the lease. If exercised, the purchase option and termination options are subject to additional payment provisions and termination fees prescribed under the lease.

The future contracted minimum rental receipts for all leases as of September 30, 2017, are as follows:

Future Minimum Lease Receipts (1)
Years Ending December 31,	Amount
2017	$15,359,741
2018	61,409,965
2019	63,685,398
2020	70,846,857
2021	77,027,332
Thereafter	376,287,233
Total	$664,616,526
(1) Future minimum lease receipts include base rents for the Portland Terminal Facility through its initial 15-year term.
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
			For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	December 31, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Pinedale LGS	39.7%	39.8%	31.1%	30.4%	30.8%	30.4%
Grand Isle Gathering System	50.1%	50.0%	59.2%	59.8%	59.5%	59.8%
Portland Terminal Facility	10.0%	9.9%	9.5%	9.7%	9.6%	9.7%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.

Table of Contents	Glossary of Defined Terms

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Depreciation Expense
GIGS	$2,438,649	$2,153,928	$7,315,947	$6,451,578
Pinedale	2,217,360	2,217,360	6,652,080	6,652,080
Portland Terminal Facility	318,915	318,914	956,745	524,170
United Property Systems	9,059	8,515	27,178	23,365
Total Depreciation Expense	$4,983,983	$4,698,717	$14,951,950	$13,651,193
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641	$22,923	$22,923
Pinedale	15,342	15,342	46,026	46,026
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983	$68,949	$68,949
ARO Accretion Expense
GIGS	$170,904	$184,104	$492,162	$542,561
Total ARO Accretion Expense	$170,904	$184,104	$492,162	$542,561
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	September 30, 2017	December 31, 2016
Net Deferred Lease Costs
GIGS	$267,524	$290,447
Pinedale	627,059	673,085
Total Deferred Lease Costs, net	$894,583	$963,532
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

ARCX
On August 29, 2017, the parent company of our tenant at the Portland Terminal Facility, Arc Logistics, announced its definitive agreement to be acquired by Zenith Energy U.S., LP. ("Zenith"). The merger is targeted to close by February 7, 2018. In September, Arc Logistics filed a preliminary proxy pursuant to which it will ultimately solicit unit holder approval for the merger. In that preliminary proxy, Arc Logistics described a number of different actions available to it under the Portland Lease Agreement, which include (i) continuing with the current terminal lease, (ii) exercising its buy-out option on the terminal or (iii) terminating the lease at its fifth anniversary, subject to the termination provisions in the lease. The preliminary proxy states that Arc Logistics has not yet decided which of those plans of action it may select, and the Company has not received notice with respect to either a buy-out or termination option election. Additionally, it is not clear whether the proposed merger will have any impact on whether, or when, any of the options would be exercised.
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
Black Bison Financing Notes
On February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans. The foreclosure was accepted in satisfaction of $2.0 million of the total outstanding loan balance. On June 16, 2016, the Company entered into an asset sale agreement with Expedition Water Solutions for the sale of specified disposal wells and related equipment as outlined in the sale agreement. Consideration received by the company included $748 thousand cash, net of fees, and the future right to royalty payments, which was recorded at its fair value of $450 thousand. The rights to future cash payments are tied to the future volumes of water disposed of in each of the wells sold. The Company did not record any financing revenue related to the Black Bison Loans for the nine months ended September 30, 2016 or any subsequent period. These notes were considered by the Company to be on non-accrual status and were reflected as such in the financial statements. For the nine months ended September 30, 2016, the Company recorded $832 thousand in provision for loan losses related to the Black Bison Loans.
Four Wood Financing Note Receivable
As a result of the decreased economic activity by SWD, the Company recorded a provision for loan loss with respect to the SWD Loans. The Consolidated Statements of Income for the nine months ended September 30, 2016 reflect a Provision for Loan Loss of $3.5 million, which includes $71 thousand of deferred origination income and $98 thousand of interest accrued under the original loan agreements. The loans were placed on non-accrual status during the first quarter of 2016.

Table of Contents	Glossary of Defined Terms

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
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of September 30, 2017 and December 31, 2016, are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2017	December 31, 2016
Deferred Tax Assets:
Net operating loss carryforwards	$1,735,011	$1,144,818
Net unrealized loss on investment securities	—	61,430
Cost recovery of leased and fixed assets	636,614	739,502
Loan Loss Provision	385,180	608,086
Other loss carryforwards	4,404,525	3,187,181
Sub-total	$7,161,330	$5,741,017
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$(2,191,957)	$(2,158,746)
Net unrealized gain on investment securities	(485,610)	—
Cost recovery of leased and fixed assets	(2,591,152)	(1,823,982)
Sub-total	$(5,268,719)	$(3,982,728)
Total net deferred tax asset	$1,892,611	$1,758,289
As of September 30, 2017, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company’s policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2012 remain open to examination by federal and state tax authorities.

Table of Contents	Glossary of Defined Terms

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35 percent for the three and nine months ended September 30, 2017 and 2016 to income from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Application of statutory income tax rate	$3,279,099	$3,400,018	$9,005,926	$7,425,354
State income taxes, net of federal tax expense (benefit)	8,784	28,642	(22,867)	(29,384)
Federal Tax Attributable to Income of Real Estate Investment Trust	(3,096,312)	(2,945,508)	(9,028,359)	(7,757,506)
Total income tax expense (benefit)	$191,571	$483,152	$(45,300)	$(361,536)
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Holdings, Inc. and Corridor Private Holdings, Inc. had a blended state rate of approximately 3.78 percent for the three and nine months ended September 30, 2017 and 2.82 percent for the three and nine months ended September 30, 2016. CorEnergy BBWS, Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood Corridor, Inc. and Corridor MoGas, Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the three and nine months ended September 30, 2017 and 2016. For the three and nine months ended September 30, 2017 and 2016, all of the income tax expense (benefit) presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Current tax expense (benefit)
Federal	$58,303	$88,032	$79,865	$(350,698)
State (net of federal tax benefit)	6,828	7,093	9,157	(28,256)
Total current tax expense (benefit)	$65,131	$95,125	$89,022	$(378,954)
Deferred tax expense (benefit)
Federal	$124,484	$366,478	$(102,298)	$18,546
State (net of federal tax benefit)	1,956	21,549	(32,024)	(1,128)
Total deferred tax expense (benefit)	$126,440	$388,027	$(134,322)	$17,418
Total income tax expense (benefit), net	$191,571	$483,152	$(45,300)	$(361,536)
As of December 31, 2016, the TRSs had an aggregate net operating loss of $3.0 million. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $90 thousand, $804 thousand, $479 thousand and $1.7 million in the years ending December 31, 2033, 2034, 2035 and 2036 respectively. The amount of deferred tax asset for net operating losses as of September 30, 2017 includes amounts for the nine months ended September 30, 2017. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	September 30, 2017	December 31, 2016
Aggregate cost for federal income tax purposes	$3,985,264	$4,327,077
Gross unrealized appreciation	6,904,503	5,408,242
Gross unrealized depreciation	—	—
Net unrealized appreciation	$6,904,503	$5,408,242

Table of Contents	Glossary of Defined Terms

7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	September 30, 2017	December 31, 2016
Land	$580,000	$580,000
Natural gas pipeline	124,288,382	124,288,156
Vehicles and trailers	609,503	570,267
Office equipment and computers	268,559	267,095
Gross property and equipment	$125,746,444	$125,705,518
Less: accumulated depreciation	(11,803,423)	(9,292,712)
Net property and equipment	$113,943,021	$116,412,806

Depreciation expense was $840 thousand and $2.5 million for the three and nine months ended September 30, 2017, respectively, and $838 thousand and $2.5 million for the three and nine months ended September 30, 2016, respectively.
8. MANAGEMENT AGREEMENT
The Company pays its manager, Corridor, pursuant to a Management Agreement as described in the 2016 CorEnergy 10-K. Fees incurred under the Management Agreement for the three and nine months ended September 30, 2017 were $1.8 million and $5.5 million, respectively, compared to $1.9 million and $5.4 million, respectively, for the three and nine months ended September 30, 2016. Fees incurred under the Management Agreement are reported in the General and Administrative line item on the Consolidated Statements of Income.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and nine months ended September 30, 2017 were $68 thousand and $201 thousand, respectively, compared to $67 thousand and $199 thousand, respectively, for the three and nine months ended September 30, 2016. Fees incurred under the Administrative Agreement are reported in the General and Administrative line item on the Consolidated Statements of Income.
9. FAIR VALUE
The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2017 and December 31, 2016.

	September 30, 2017
		Fair Value
	Total	Level 1	Level 2	Level 3
Assets:
Other equity securities	$10,457,982	$—	$—	$10,457,982
Interest Rate Swap Derivative	17,918	—	17,918	—
Total Assets	$10,475,900	$—	$17,918	$10,457,982

	December 31, 2016
		Fair Value
	Total	Level 1	Level 2	Level 3
Assets:
Other equity securities	$9,287,209	$—	$—	$9,287,209
Interest Rate Swap Derivative	19,950	—	19,950	—
Total Assets	$9,307,159	$—	$19,950	$9,287,209
At September 30, 2017, the only assets and liabilities measured at fair value on a recurring basis were the Company's derivatives and its equity securities. On March 30, 2016, the Company terminated one of the cash flow hedges with a notional amount of $26.3 million concurrent with the assignment of the Pinedale Credit Facility. The remaining cash flow hedge was de-designated from hedge accounting as of March 30, 2016, and continues to be valued using a consistent methodology and therefore is classified as a Level 2 measurement. Subsequent to de-designation, changes in the fair value are recognized in earnings in the period in which the changes occur.

Table of Contents	Glossary of Defined Terms

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
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2017 and 2016 are as follows:

Level 3 Rollforward
For the Nine Months Ended September 30, 2017	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains, Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$9,287,209	$—	$—	$1,410,623	$(239,850)	$10,457,982	$1,410,623
Total	$9,287,209	$—	$—	$1,410,623	$(239,850)	$10,457,982	$1,410,623

For the Nine Months Ended September 30, 2016
Other equity securities	$8,393,683	$—	$—	$958,443	$113,610	$9,465,736	$958,443
Total	$8,393,683	$—	$—	$958,443	$113,610	$9,465,736	$958,443
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the nine months ended September 30, 2017 and 2016.
Valuation Techniques and Unobservable Inputs
The Company’s other equity securities, which represent securities issued by private companies, are classified as Level 3 assets and the Company has elected to report at fair value under the fair value option. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments.
As of September 30, 2017, the Company’s investment in Lightfoot is its only remaining significant private company investment. As of both September 30, 2017 and December 31, 2016, the Company held a 6.6 percent and 1.5 percent equity interest in Lightfoot Capital Partners LP and Lightfoot Capital Partners GP, respectively. Lightfoot’s assets include an ownership interest in Gulf LNG, a 1.5 billion cubic feet per day ("bcf/d") receiving, storage, and regasification terminal in Pascagoula, Mississippi, and common units and subordinated units representing an approximately 40 percent aggregate limited partner interest, and a noneconomic general partner interest, in Arc Logistics Partners LP (NYSE: ARCX). The Company holds observation rights on Lightfoot's Board of Directors.
In August 2017, ARCX and Lightfoot entered into a purchase agreement and plan of merger with Zenith, pursuant to which Zenith will acquire the limited partner units of ARCX held by Lightfoot, as well as Lightfoot’s Gulf LNG and general partner interests. Under the terms of the agreement, Lightfoot will receive $14.50 per unit of ARCX, and up to $63.6 million for its interest in Gulf LNG, subject to certain conditions being met. Additionally, Lightfoot will receive $94.5 million for its general partner interest. As of September 30, 2017, the Company’s Lightfoot investment has been valued based on expected proceeds from the proposed merger transaction, discounted using a risk-free rate from an assumed closing date. The expected proceeds utilized in the valuation were developed based on the agreed-upon consideration under the terms of the proposed merger, less estimated transaction fees and expenses. There can be no assurances that the proposed merger transaction will close based on the terms currently outlined, or at all.
As of December 31, 2016, Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments and (ii) discounted cash flow analysis using an estimated discount rate of 15.3 percent to 17.3 percent. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investment may fluctuate from period to period. Additionally, the fair value of the Company’s investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.

Table of Contents	Glossary of Defined Terms

Certain condensed combined unaudited financial information of the unconsolidated affiliate, Lightfoot, is presented in the following tables:

	September 30, 2017	December 31, 2016
	(Unaudited)
	(in thousands)
Assets
Current assets	$20,789	$20,412
Noncurrent assets	691,340	698,341
Total Assets	$712,129	$718,753
Liabilities
Current liabilities	$18,950	$14,530
Noncurrent liabilities	275,272	268,805
Total Liabilities	$294,222	$283,335

Partner's equity	417,907	435,418
Total liabilities and partner's equity	$712,129	$718,753

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)
	(in thousands)
Revenues	$27,291	$26,673	$79,802	$78,983
Operating expenses	24,987	21,287	70,261	64,171
Income from Operations	$2,304	$5,386	$9,541	$14,812
Other income	100	2,339	3,870	7,082
Net Income	$2,404	$7,725	$13,411	$21,894
Less: Net Income attributable to non-controlling interests	(1,236)	(5,131)	(6,343)	(14,208)
Net Income attributable to Partner's Capital	$1,168	$2,594	$7,068	$7,686
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
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices.

Table of Contents	Glossary of Defined Terms

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2017		December 31, 2016
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$15,533,509	$15,533,509	$7,895,084	$7,895,084
Financing notes receivable (Note 4)	Level 3	$1,500,000	$1,500,000	$1,500,000	$1,500,000
Financial Liabilities:
Secured Credit Facilities	Level 2	$17,534,177	$17,534,177	$89,387,985	$89,387,985
Unsecured convertible senior notes	Level 1	$111,835,285	$132,347,160	$111,244,895	$129,527,940
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
10. DEBT
The following is a summary of the Company's debt facilities and balances as of September 30, 2017 and December 31, 2016:

	Total Commitment or Original Principal	Quarterly Principal Payments		September 30, 2017		December 31, 2016
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$10,000,000	3.99%	$44,000,000	3.76%
CorEnergy Term Loan (1)	45,000,000	1,615,000	12/15/2019	—	—	36,740,000	3.74%
MoGas Revolver	1,000,000	—	7/28/2022	—	3.99%	—	3.77%
Omega Line of Credit	1,500,000	—	7/31/2018	—	5.24%	—	4.77%
Pinedale Secured Credit Facility:
$58.5M Term Loan – related party (2)	11,085,750	167,139	3/30/2021	7,534,177	8.23%	8,860,577	8.00%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	114,000,000	7.00%	114,000,000	7.00%
Total Debt				$131,534,177		$203,600,577
Less:
Unamortized deferred financing costs (3)				$132,732		$381,531
Unamortized discount on 7.00% Convertible Senior Notes				2,031,983		2,586,166
Long-term debt, net of deferred financing costs				$129,369,462		$200,632,880
Debt due within one year				$668,556		$7,128,556
(1) The CorEnergy Term Loan was paid off during the third quarter of 2017 in connection with entering into the amended and restated CorEnergy Credit Facility discussed below.
(2) $47.4 million of the original $58.5 million term loan is payable to CorEnergy under the same terms and eliminates in consolidation.
(3) Unamortized deferred financing costs related to our revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.

CorEnergy Credit Facility
On July 8, 2015, the Company amended and upsized its credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153.0 million, consisting of (i) a $105.0 million revolver at the CorEnergy parent entity level (the "CorEnergy Revolver"), (ii) a $45.0 million term loan at the CorEnergy parent entity level (the "CorEnergy Term Loan") and (iii) a $3.0 million revolving credit facility at the MoGas subsidiary entity level (the "MoGas Revolver" and, collectively with the CorEnergy Revolver and the CorEnergy Term Loan, the "CorEnergy Credit Facility").
On April 18, 2017, the Company repaid the $44.0 million in outstanding borrowings on the CorEnergy Revolver with a portion of the proceeds from a follow-on offering of its 7.375% Series A Preferred Stock, as discussed further in Note 11 ("Stockholder's Equity").
On July 28, 2017, the Company entered into an amendment and restatement of the CorEnergy Credit Facility with Regions Bank (as lender and administrative agent for other participating lenders). The amended facility provides for borrowing commitments of up to $161.0 million, consisting of (i) $160.0 million on the CorEnergy Revolver, subject to borrowing base limitations, and (ii) $1.0 million on the MoGas Revolver. In connection with entering into the amended and restated facility on July 28, 2017, the Company used cash on hand and $10.0 million of borrowings under the amended facility to repay the $33.5 million outstanding balance on the CorEnergy Term Loan.

Table of Contents	Glossary of Defined Terms

The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if the Company fails to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's convertible notes on June 15, 2020. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). As of September 30, 2017, the Company was in compliance with all covenants of the CorEnergy Credit Facility.
As of September 30, 2017, the Company had approximately $130.5 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
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
The Company has provided to Prudential a guarantee against certain inappropriate conduct by or on behalf of Pinedale LP or CorEnergy. The credit facility also requires Pinedale LP to maintain minimum net worth levels and certain leverage ratios, which along with other provisions of the credit facility limit cash dividends and loans to the Company. At September 30, 2017, the net assets of Pinedale LP were $145.0 million and Pinedale LP was in compliance with all of the financial covenants of the Pinedale Credit Facility.
Deferred Financing Costs
Previously existing deferred financing costs related to the CorEnergy Credit Facility were approximately $1.8 million, of which approximately $1.6 million will continue to be deferred and amortized under the amended and restated facility. Additionally, the Company incurred approximately $1.3 million in new debt issuance costs which have been deferred and will be amortized over the term of the new facility. The total deferred financing costs of $2.9 million are being amortized on a straight-line basis over the 5-year term of the amended and restated CorEnergy Credit Facility. Approximately $234 thousand of existing deferred costs and new debt issuance costs were expensed as a loss on extinguishment of debt related to the amendment and restatement in the Consolidated Statements of Income for each of the three and nine months ended September 30, 2017.

Table of Contents	Glossary of Defined Terms

A summary of deferred financing cost amortization expenses for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
CorEnergy Credit Facility	$185,948	$272,074	$730,096	$806,452
Pinedale Credit Facility	—	—	—	156,330
Total Deferred Debt Cost Amortization Expense (1)(2)	$185,948	$272,074	$730,096	$962,782
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Income.
(2) For the amount of deferred debt cost amortization relating to the Convertible Notes included in the Consolidated Statements of Income, refer to the Convertible Note Interest Expense table below.
Contractual Payments
The remaining contractual principal payments as of September 30, 2017 under the CorEnergy and Pinedale credit facilities are as follows:

Year	CorEnergy Revolver	Pinedale Credit Facility	Total
2017	$—	$167,139	$167,139
2018	—	668,556	668,556
2019	—	668,556	668,556
2020	—	668,556	668,556
2021	—	5,361,370	5,361,370
Thereafter	10,000,000	—	10,000,000
Total Remaining Contractual Payments	$10,000,000	$7,534,177	$17,534,177
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
The following is a summary of the impact of Convertible Notes on interest expense for the three and nine months ended September 30, 2017 and 2016:

Convertible Note Interest Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
7.00% Convertible Notes	$1,995,000	$2,017,167	$5,985,000	$6,013,195
Discount Amortization	184,728	185,391	554,184	559,353
Deferred Debt Issuance Amortization	12,069	11,539	36,207	36,497
Total Convertible Note Interest Expense	$2,191,797	$2,214,097	$6,575,391	$6,609,045
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent for each of the three and nine months ended September 30, 2017 and 7.8 percent and 7.7 percent for the three and nine months ended September 30, 2016, respectively.
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

Table of Contents	Glossary of Defined Terms

approximately $71.2 million, after deducting underwriting discounts and other offering expenses. A portion of the proceeds from the offering were utilized to repay $44.0 million in outstanding borrowings under the CorEnergy Revolver. Following the offering, the Company has a total of 5,200,000 depository shares outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of September 30, 2017, the Company has 11,909,244 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On February 18, 2016, the Company had a new shelf registration statement declared effective by the SEC, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of September 30, 2017, the Company has issued 55,629 shares of common stock under the Company's dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $1.5 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of September 30, 2017, availability on the current shelf registration is approximately $524.7 million.
12. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three and nine months ended September 30, 2017 and for the nine months ended September 30, 2016 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes because such impact is antidilutive.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income attributable to CorEnergy stockholders	$9,177,284	$9,231,185	$25,846,934	$21,576,833
Less: preferred dividend requirements	2,396,875	1,037,109	5,557,113	3,111,327
Net income attributable to common stockholders	$6,780,409	$8,194,076	$20,289,821	$18,465,506
Weighted average shares - basic	11,904,933	11,872,729	11,896,803	11,909,431
Basic earnings per share	$0.57	$0.69	$1.71	$1.55

Net income attributable to common stockholders (from above)	$6,780,409	$8,194,076	$20,289,821	$18,465,506
Add: After tax effect of convertible interest (1)	—	2,214,097	—	—
Income attributable for dilutive securities	$6,780,409	$10,408,173	$20,289,821	$18,465,506
Weighted average shares - diluted	11,904,933	15,327,274	11,896,803	11,909,431
Diluted earnings per share	$0.57	$0.68	$1.71	$1.55
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
Common Stock Dividend Declaration
On October 25, 2017, the Company's Board of Directors declared the 2017 third quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on November 30, 2017 to shareholders of record on November 15, 2017.
Preferred Stock Dividend Declaration
On October 25, 2017, the Company's Board of Directors also declared a cash dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend is payable on November 30, 2017 to shareholders of record on November 15, 2017.

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
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. CorEnergy targets revenue growth of 1-3 percent annually from existing contracts through inflation escalations and participating rents and additional growth from acquisitions. Dependent on the level of revenue growth achieved, we will assess our ability to responsibly grow our dividend above current levels. Since qualifying as a REIT in 2013, we have grown our annualized dividend from $2.50 per share to $3.00 per share. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.

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
In connection with entering into the amended and restated facility, we used cash on hand and borrowings under the amended facility to repay the $33.5 million outstanding balance on the CorEnergy Term Loan on the prior facility. See Part I, Item 1, Note 10 ("Debt") for further information.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of September 30, 2017, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following tables summarize the financial data and key operating statistics for CorEnergy for the three and nine months ended September 30, 2017 and 2016. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2016, is unaudited.

Table of Contents	Glossary of Defined Terms

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue
Lease revenue	$17,173,676	$16,996,155	$51,290,294	$50,988,299
Transportation and distribution revenue	5,270,628	5,119,330	15,056,998	15,283,461
Financing revenue	—	—	—	162,344
Total Revenue	22,444,304	22,115,485	66,347,292	66,434,104
Expenses
Transportation and distribution expenses	2,384,182	1,482,161	5,082,732	4,222,792
General and administrative	2,632,546	3,021,869	8,252,125	9,084,961
Depreciation, amortization and ARO accretion expense	6,017,664	5,744,266	18,029,567	16,778,109
Provision for loan loss and disposition	—	—	—	5,014,466
Total Expenses	11,034,392	10,248,296	31,364,424	35,100,328
Operating Income	$11,409,912	$11,867,189	$34,982,868	$31,333,776
Other Income (Expense)
Net distributions and dividend income	$213,040	$277,523	$477,942	$867,265
Net realized and unrealized gain on other equity securities	1,340,197	1,430,858	1,410,623	1,001,771
Interest expense	(2,928,036)	(3,520,856)	(9,585,270)	(10,987,677)
Loss on extinguishment of debt	(234,433)	—	(234,433)	—
Total Other Expense	(1,609,232)	(1,812,475)	(7,931,138)	(9,118,641)
Income before income taxes	9,800,680	10,054,714	27,051,730	22,215,135
Income tax expense (benefit), net	191,571	483,152	(45,300)	(361,536)
Net Income	9,609,109	9,571,562	27,097,030	22,576,671
Less: Net Income attributable to non-controlling interest	431,825	340,377	1,250,096	999,838
Net Income attributable to CorEnergy Stockholders	$9,177,284	$9,231,185	$25,846,934	$21,576,833
Preferred dividend requirements	2,396,875	1,037,109	5,557,113	3,111,327
Net Income attributable to Common Stockholders	$6,780,409	$8,194,076	$20,289,821	$18,465,506

Other Financial Data (1)
Adjusted EBITDA	$16,613,716	$16,945,095	$50,528,956	$51,027,574
NAREIT FFO	12,192,731	13,319,800	36,523,912	33,397,740
FFO	11,471,031	12,535,284	36,057,125	32,985,570
AFFO	11,896,606	13,033,630	37,711,213	39,137,334
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenue. Consolidated revenues were $22.4 million for the three months ended September 30, 2017 compared to $22.1 million for the three months ended September 30, 2016, representing an increase of $329 thousand. Lease revenue was $17.2 million and $17.0 million for the three months ended September 30, 2017 and 2016 with the increase of approximately $178 thousand driven primarily by variable rent collected on the Pinedale lease during the third quarter 2017. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $5.3 million and $5.1 million for the three months ended September 30, 2017 and 2016, respectively. The $151 thousand increase primarily resulted from the timing of projects performed by Omega for Fort Leonard Wood.
Transportation and Distribution Expenses. Transportation and distribution expenses were $2.4 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $902 thousand. The increase relates primarily to planned pipeline integrity maintenance work at MoGas during the third quarter of 2017, as well as higher costs resulting from the timing of projects performed by Omega for Fort Leonard Wood.

Table of Contents	Glossary of Defined Terms

General and Administrative Expenses. General and administrative expenses were $2.6 million for the three months ended September 30, 2017 compared to $3.0 million for the three months ended September 30, 2016. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	September 30, 2017	September 30, 2016
Management fees	$1,827,424	$1,934,873
Acquisition and professional fees	519,006	655,810
Other expenses	286,116	431,186
Total	$2,632,546	$3,021,869
Management fees are directly proportional to our asset base. For the three months ended September 30, 2017, management fees decreased $107 thousand compared to the prior-year period due primarily to (i) the incentive fee for the second quarter 2016 being recorded in the third quarter of 2016 and (ii) certain fluctuations in the asset base. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended September 30, 2017 decreased $137 thousand from the prior-year period due to a $139 thousand decrease in professional fees. The decrease in professional fees during the three months ended September 30, 2017 is primarily attributable to lower legal fees compared to the prior-year period related to legal fees incurred in the monitoring of our assets at Pinedale and GIGS during the bankruptcy proceedings.
Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. Due to the uncertainty in the energy industry and the number of energy companies going through the bankruptcy process in 2016, the Company experienced lower asset acquisition costs. Asset acquisition costs during the three months ended September 30, 2017 were relatively consistent with the prior-year period due to a reimbursement of $87 thousand in previously incurred costs recorded in the current-year period.
Other expenses for the three months ended September 30, 2017 decreased $145 thousand compared to the prior-year period. The decrease is primarily related to higher expenses at Black Bison in the prior period due to the foreclosure and sale activities.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $6.0 million for the three months ended September 30, 2017 compared to $5.7 million for the three months ended September 30, 2016. This increase was primarily related to depreciation expense, which increased $287 thousand from the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The change in depreciation expense was driven by a reduction in the useful life of GIGS property to 26.5 years at the end of 2016.
Net Distributions and Dividend Income. Net distributions and dividend income for the three months ended September 30, 2017 was $213 thousand compared to $278 thousand for the three months ended September 30, 2016. The portion of distributions and dividends deemed to be income versus a return of capital in any period are made at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities during the three months ended September 30, 2017 and 2016 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

	For the Three Months Ended
	September 30, 2017	September 30, 2016
Gross cash distributions and dividend income received from investment securities	$242,412	$278,782
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	—	—
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	29,372	1,259
Net distributions and dividends recorded as income	$213,040	$277,523
Net Realized and Unrealized Gain on Other Equity Securities. For the three months ended September 30, 2017, the Company recorded a net gain on other equity securities of $1.3 million compared to a $1.4 million net gain recorded the same period in

Table of Contents	Glossary of Defined Terms

2016, a decrease of $91 thousand. The net gains recorded are directly related to fluctuations in the valuation of Lightfoot, which is dependent on the public share price of ARCX, the valuation of its Gulf LNG interest and its GP interest. In August 2017, ARCX and Lightfoot entered into a purchase agreement and plan of merger with Zenith Energy U.S., L.P. ("Zenith") pursuant to which Zenith will acquire the outstanding units of ARCX held by Lightfoot, as well as Lightfoot’s Gulf LNG and GP interests. The net gain recorded during the three months ended September 30, 2017 is primarily due to an increased valuation of the GP interest, based on the terms of the merger. The increase in the prior-year period was primarily the result of fluctuations in the public share price of ARCX.
Interest Expense. For the three months ended September 30, 2017 and 2016, interest expense totaled approximately $2.9 million and $3.5 million, respectively. This decrease was attributable to (i) lower outstanding borrowings on the CorEnergy Revolver during the second quarter 2017 and (ii) refinancing the CorEnergy Credit Facility during the third quarter 2017, which included the payment of outstanding borrowings on the CorEnergy Term Loan.
Loss on Extinguishment of Debt. For the three months ended September 30, 2017, a loss on extinguishment of debt totaling approximately $234 thousand was recorded in connection with entering into the amended and restated CorEnergy Credit Facility on July 28, 2017. There was no loss on extinguishment of debt recorded for the three months ended September 30, 2016. For additional information, see Part I, Item 1, Note 10 ("Debt").
Income Tax Expense. Income tax expense was $192 thousand and $483 thousand for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $292 thousand. The decrease was primarily attributable to lower taxable income at our TRS entities, largely driven by increased costs related to planned pipeline integrity work at MoGas during the third quarter of 2017.
Net Income. Net income was $9.6 million for each of the three months ended September 30, 2017 and 2016. For each of the three months ended September 30, 2017 and 2016, net income attributable to CorEnergy stockholders was $9.2 million. After deducting $2.4 million and $1.0 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the three months ended September 30, 2017 was $6.8 million, or $0.57 per basic and diluted common share as compared to $8.2 million, or $0.69 per basic common share and $0.68 per diluted common share, for the prior-year period.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenue. Consolidated revenues were $66.3 million for the nine months ended September 30, 2017 compared to $66.4 million for the nine months ended September 30, 2016, representing a decrease of $87 thousand. Lease revenue was $51.3 million and $51.0 million for the nine months ended September 30, 2017 and 2016, respectively, resulting in an increase of $302 thousand. This increase in lease revenue was driven by annual CPI escalations pursuant to the Pinedale Lease Agreement in addition to variable rent collected on the Pinedale Lease during the third quarter 2017. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $15.1 million and $15.3 million for the nine months ended September 30, 2017 and 2016, respectively. The $226 thousand decrease primarily resulted from one month of natural gas revenues at Omega being presented on a gross basis in the prior-year period, prior to a new contract with the Department of Defense, which was effective February 1, 2016, whereby natural gas revenues and related costs are presented on a net basis.
Transportation and Distribution Expenses. Transportation and distribution expenses were $5.1 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $860 thousand. The increase relates primarily to planned pipeline integrity maintenance work performed at MoGas during 2017.
General and Administrative Expenses. General and administrative expenses were $8.3 million for the nine months ended September 30, 2017 compared to $9.1 million for the nine months ended September 30, 2016. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Management fees	$5,457,905	$5,391,569
Acquisition and professional fees	1,930,511	2,187,459
Other expenses	863,709	1,505,933
Total	$8,252,125	$9,084,961
Management fees are directly proportional to our asset base. For the nine months ended September 30, 2017, management fees increased $66 thousand compared to the prior-year period due to minimal fluctuations in the asset base. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.

Table of Contents	Glossary of Defined Terms

Acquisition and professional fees for the nine months ended September 30, 2017 decreased $257 thousand from the prior-year period. An increase of $434 thousand in acquisition expenses was more than offset by a $691 thousand decrease in professional fees. Due to the uncertainty in the energy industry and the number of energy companies going through the bankruptcy process in 2016, the Company experienced lower asset acquisitions costs. During the nine months ended September 30, 2017, asset acquisition expenses increased primarily due to increased focus on potential acquisition opportunities.
For the nine months ended September 30, 2017, the decrease in professional fees is primarily attributable to the reimbursement of legal fees received in the current year for costs incurred during UPL's bankruptcy. Other factors that caused the decrease include increased costs in the prior year related to (i) monitoring of our assets at Pinedale and GIGS during their respective bankruptcies and (ii) expenses associated with the January 2016 Form S-3 Registration Statement.
Other expenses for the nine months ended September 30, 2017 decreased $642 thousand compared to the prior-year period. The decrease is primarily related to (i) a non-cash gain recorded on settlement of accounts payable in the current-year period and (ii) higher expenses at Black Bison due to the foreclosure and sale activities in the prior-year period.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $18.0 million for the nine months ended September 30, 2017 compared to $16.8 million for the nine months ended September 30, 2016. This increase was primarily related to depreciation expense, which increased $1.3 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2016. The change in depreciation expense was driven by (i) a reduction in the useful life of GIGS property to 26.5 years at the end of 2016 ($864 thousand) and (ii) a $433 thousand adjustment recorded in the prior-year period which reduced depreciation expense.
Provision for loan loss and disposition. For the nine months ended September 30, 2016, we recorded a provision for loan losses of approximately $5.0 million. The prior-year provision for loan losses related primarily to a write-down of $3.5 million on the SWD loans, with additional provisions recorded related to the Black Bison financing notes. There were no loan loss provisions recorded for the nine months ended September 30, 2017. For additional information, see Part I, Item 1, Note 4 ("Financing Notes Receivable").
Net Distributions and Dividend Income. Net distributions and dividend income for the nine months ended September 30, 2017 decreased $389 thousand from the nine months ended September 30, 2016. The decrease was primarily the result of adjustments recorded in the first quarter of each year upon the receipt of the annual K-1s, which depict our share of income and losses from the investment in the security. The portion of distributions and dividends deemed to be income versus a return of capital in any period are made at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities during the nine months ended September 30, 2017 and 2016 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Gross cash distributions and dividend income received from investment securities	$717,791	$753,655
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	(148,649)	117,004
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	91,200	3,394
Net distributions and dividends recorded as income	$477,942	$867,265
Net Realized and Unrealized Gain on Other Equity Securities. For the nine months ended September 30, 2017, the Company recorded a net gain on other equity securities of $1.4 million compared to a net gain of $1.0 million in the prior-year period, an increase of $409 thousand. The net gains recorded are directly related to fluctuations in the valuation of Lightfoot, which is dependent on the public share price of ARCX, the valuation of its Gulf LNG interest and its GP interest. In August 2017, ARCX and Lightfoot entered into a purchase agreement and plan of merger with Zenith, pursuant to which Zenith will acquire the outstanding units of ARCX held by Lightfoot, as well as Lightfoot’s Gulf LNG and GP interests. The gain recorded during the nine months ended September 30, 2017 is primarily due to an increased valuation of the GP interest, based on the terms of the merger. The increase in the prior-year period was primarily the result of fluctuations in the public share price of ARCX.
Interest Expense. For the nine months ended September 30, 2017 and 2016, interest expense totaled approximately $9.6 million and $11.0 million, respectively. This decrease was primarily attributable to (i) the Company internally refinancing its pro rata share of the Pinedale Credit Facility on March 30, 2016, which resulted in a reduction of the outstanding debt balance with third

Table of Contents	Glossary of Defined Terms

parties, (ii) the payment of outstanding borrowings on the CorEnergy Revolver during the second quarter 2017 and (iii) refinancing the CorEnergy Credit Facility during the third quarter 2017, which included the payment of outstanding borrowings on the CorEnergy Term Loan.
Loss on Extinguishment of Debt. For the nine months ended September 30, 2017, a loss on extinguishment of debt totaling approximately $234 thousand was recorded in connection with entering into the amended and restated CorEnergy Credit Facility on July 28, 2017. There was no loss on extinguishment of debt recorded for the nine months ended September 30, 2016. For additional information, see Part I, Item 1, Note 10 ("Debt").
Income Tax Benefit. Income tax benefit was $45 thousand and $362 thousand for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $316 thousand. The higher benefit in the prior year was primarily attributable to the loan loss provisions recorded in the prior-year period related to Black Bison and SWD.
Net Income. Net income was $27.1 million and $22.6 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, net income attributable to CorEnergy stockholders was $25.8 million and $21.6 million, respectively. After deducting $5.6 million and $3.1 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the nine months ended September 30, 2017 was $20.3 million, or $1.71 per basic and diluted common share compared to $18.5 million, or $1.55 per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Shareholders per Share
As of September 30, 2017, our common equity decreased by approximately $8.5 million to $341.7 million from $350.2 million as of December 31, 2016. This decrease principally consists of: (i) dividends paid to our shareholders of approximately $32.5 million, (ii) $2.6 million of offering costs related to the issuance of 7.375% Series A Preferred Stock, offset by (iii) net income attributable to CorEnergy common stockholders of approximately $25.8 million; and (iv) $795 thousand of common stock issued pursuant to reinvestment of dividends through the DRIP or director's compensation plans. The following book value per common share table does not reflect non-controlling interest equity.

Book Value Per Common Share
Analysis of Equity	September 30, 2017	December 31, 2016
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 and $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 and 22,500 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$130,000,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,909,244 and 11,886,216 shares issued and outstanding at September 30, 2017 and December 31, 2016 (100,000,000 shares authorized)	11,909	11,886
Additional paid-in capital	341,678,080	350,217,746
Accumulated other comprehensive loss	(2,180)	(11,196)
Total CorEnergy Stockholders' Equity	$471,687,809	$406,468,436
Subtract: 7.375% Series A Preferred Stock	(130,000,000)	(56,250,000)
Total CorEnergy Common Equity	$341,687,809	$350,218,436
Common shares outstanding	11,909,244	11,886,216
Book Value per Common Share	$28.69	$29.46
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

Table of Contents	Glossary of Defined Terms

comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income, cash flows from operating activities or revenues.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. Our presentation of Adjusted EBITDA represents income attributable to common stockholders adjusted for net realized and unrealized (gain) loss on securities, non-cash; depreciation, amortization and ARO accretion; (gain) loss on extinguishment of debt; interest expense, net; provision for loan losses; and preferred dividend requirements, less distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period; non-cash settlement of accounts payable; non-controlling interest attributable to depreciation, amortization and interest expense; and income tax (expense) benefit. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
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
The following table presents a reconciliation of Income Attributable to Common Stockholders, as reported in the Consolidated Statements of Income and Comprehensive Income to Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income Attributable to Common Stockholders	$6,780,409	$8,194,076	$20,289,821	$18,465,506
Add:
Net realized and unrealized gain on securities, noncash portion	(1,310,825)	(1,429,599)	(1,319,423)	(998,377)
Depreciation, amortization, and ARO accretion	6,017,664	5,744,266	18,029,567	16,778,109
Interest expense, net	2,928,036	3,520,856	9,585,270	10,987,677
Loss on extinguishment of debt	234,433	—	234,433	—
Provision for loan losses	—	—	—	5,014,466
Preferred dividend requirements	2,396,875	1,037,109	5,557,113	3,111,327
Less:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period(1)	—	—	(148,649)	117,004
Non-cash settlement of accounts payable	50,000	—	221,609	—
Non-controlling interest attributable to depreciation, amortization, and interest expense(2)	574,447	604,765	1,729,565	1,852,594
Income tax (expense) benefit	(191,571)	(483,152)	45,300	361,536
Adjusted EBITDA	$16,613,716	$16,945,095	$50,528,956	$51,027,574
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

Table of Contents	Glossary of Defined Terms

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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three and nine months ended September 30, 2017 and 2016. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus (gain) loss on extinguishment of debt, provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income attributable to CorEnergy Stockholders	$9,177,284	$9,231,185	$25,846,934	$21,576,833
Less:
Preferred Dividend Requirements	2,396,875	1,037,109	5,557,113	3,111,327
Net Income attributable to Common Stockholders	$6,780,409	$8,194,076	$20,289,821	$18,465,506
Add:
Depreciation	5,823,777	5,537,179	17,468,456	16,166,599
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	411,455	411,455	1,234,365	1,234,365
NAREIT funds from operations (NAREIT FFO)	$12,192,731	$13,319,800	$36,523,912	$33,397,740
Add:
Distributions received from investment securities	242,412	278,782	717,791	753,655
Income tax expense from investment securities	589,125	645,083	703,987	703,211
Less:
Net distributions and dividend income	213,040	277,523	477,942	867,265
Net realized and unrealized gain on other equity securities	1,340,197	1,430,858	1,410,623	1,001,771
Funds from operations adjusted for securities investments (FFO)	$11,471,031	$12,535,284	$36,057,125	$32,985,570
Add:
Loss on extinguishment of debt	234,433	—	234,433	—
Provision for loan losses, net of tax	—	—	—	4,409,359
Transaction costs	35,822	33,984	505,873	71,899
Amortization of debt issuance costs	382,745	469,004	1,320,487	1,556,607
Amortization of deferred lease costs	22,983	22,983	68,949	68,949
Accretion of asset retirement obligation	170,904	184,104	492,162	542,561
Unrealized (gain) loss associated with derivative instruments	29,608	(60,513)	13,155	(2,818)
Less:
Non-cash settlement of accounts payable	50,000	—	221,609	—
Income tax benefit	397,554	161,931	749,287	459,640
Non-Controlling Interest attributable to AFFO reconciling items	3,366	(10,715)	10,075	35,153
Adjusted funds from operations (AFFO)	$11,896,606	$13,033,630	$37,711,213	$39,137,334

Weighted Average Shares of Common Stock Outstanding:
Basic	11,904,933	11,872,729	11,896,803	11,909,431
Diluted	15,359,479	15,327,274	15,351,348	15,379,792
NAREIT FFO attributable to Common Stockholders
Basic	$1.02	$1.12	$3.07	$2.80
Diluted (1)	$0.94	$1.01	$2.81	$2.60
FFO attributable to Common Stockholders
Basic	$0.96	$1.06	$3.03	$2.77
Diluted (1)	$0.89	$0.96	$2.78	$2.57
AFFO attributable to Common Stockholders
Basic	$1.00	$1.10	$3.17	$3.29
Diluted (2)	$0.90	$0.98	$2.85	$2.94
(1) Diluted per share calculations include dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 10 ("Debt") for additional details.

(2) Diluted per share calculations include a dilutive adjustment for convertible note interest expense. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 10 ("Debt") for additional details.

Table of Contents	Glossary of Defined Terms

SEASONALITY
Our operating companies, MoGas and Omega, generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of September 30, 2017, please refer to Part I, Item 2 - "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2016, and to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Note 4 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended September 30, 2017.
Portland Terminal
On August 29, 2017, the parent company of our tenant of the Portland Terminal, Arc Logistics, announced its definitive agreement to be acquired by Zenith. The merger is targeted to close by February 7, 2018.
In its preliminary proxy materials related to the acquisition by Zenith, dated September 26, 2017, Arc Logistics provided multiple financial projections of its partnership which included various scenarios for future use of our Portland Terminal. Scenarios included (i) continuing with the lease as-is, (ii) exercising its buy-out option on the terminal, and (iii) termination of the terminal lease. Additionally, the proxy disclosed that the transaction debt financing includes a “Delayed Draw Term Facility” which may be used to fund the buy-out of the Portland terminal.
Pursuant to the Portland Terminal lease agreement, the tenant has the right to repurchase the terminal from us, effective beginning in February 2017. Exercise of the repurchase option is subject to a 90-day notice requirement and the purchase price under the lease is based on nine times the greater of (i) the total of base and variable rent for the 12 months immediately preceding the notice or (ii) $7.3 million. The tenant also has the option to terminate the lease on its fifth and tenth anniversaries for a termination fee of $4.0 million and $6.0 million, respectively, subject to providing written notice 12 months in advance of termination.
We have not received any notice from Arc Terminals regarding its intent with regard to either a buy-out of the terminal or termination of the terminal lease. It is not clear whether the proposed merger will have an impact on whether, or when, either of these rights may be exercised.
Grand Isle Gathering System
During June, EXXI successfully drilled its first development well in 2017, in the West Delta 30 field, with better-than-expected net pay. In July, EXXI’s second development well encountered unanticipated fluid loss while being drilled and has been temporarily abandoned. The company reduced its 2017 capital program to $125.0 million to $155.0 million, from $140.0 million to $170.0 million, and will focus on its previously-announced workover and recompletion program, which includes fields served by the GIGS.
EXXI announced that no significant damage was incurred as a result of Hurricane Harvey or Hurricane Nate. However, in preparation for and during the course of the storms, production was shut in by both EXXI and third-party operators, primarily in the western region for Hurricane Harvey, and all fields for Hurricane Nate. Fields served by the GIGS are located primarily in the central region.
EXXI continues to work with financial advisors on a long-term plan and review strategic alternatives, including opportunities with both public and private companies. The company has also expanded its 2017 commodity hedging program and initiated its 2018 hedging program.
Pinedale LGS
UPL has announced that it is working with Fir Tree Partners, its largest shareholder, on a number of initiatives to maximize value. These strategies focus on UPL’s capital structure and liquidity, the potential sale of non-core assets in the Marcellus and Unita basins and the increasing and stabilization of cash flows through commodity hedging and capital allocation concentrated on its key assets. Finally, UPL expects to increase clarity regarding the company’s inventory and development plans, and the company’s low-cost operating structure.
On September 18, 2017, UPL announced an increase in its borrowing base under its senior secured credit facility to $1.4 billion, from $1.2 billion. The company also announced on September 29, 2017 that it had closed on an incremental $175.0 million secured term loan. Proceeds from the term loan were used to refinance borrowings under its revolving credit facility. Following these

Table of Contents	Glossary of Defined Terms

financing transactions, UPL has indicated that it expects that its liquidity at September 30, 2017 will be approximately $400.0 million. Additionally, during September 2017, UPL expanded its commodity hedging by entering into additional natural gas derivatives for 2018.
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
Private Security Assets
Lightfoot
As of September 30, 2017, our investment in Lightfoot represented approximately 1.6 percent of our total assets. The fair value of Lightfoot at September 30, 2017 was $10.5 million, as compared to the fair value at December 31, 2016 of $9.3 million, representing an increase of approximately $1.2 million, or 12.6 percent. The increase was primarily due to an increase in the value of Arc Logistics GP based on the terms of the proposed acquisition by Zenith, as discussed further below.
In August 2017, Arc Logistics announced its definitive agreement to be acquired by Zenith. Under the terms of the agreement, Lightfoot Capital Partners LP will receive $14.50 per common unit of Arc Logistics LP and up to $63.6 million for its 9.7 percent interest in Gulf LNG (a portion of which Gulf LNG purchase interest is conditioned upon a successful outcome to the Eni USA Gas Marketing L.L.C. ("Eni USA") litigation, discussed further below). Lightfoot Capital Partners GP will receive $94.5 million for the 100 percent of the membership interests in Arc Logistics GP. Following the close of the merger, Lightfoot Capital Partners LP will use approximately $15.1 million of its sale proceeds to purchase an interest in the Arc Terminal Joliet Holdings and Lightfoot Capital Partners GP will use approximately $10.2 million of its sale proceeds to purchase an interest in Arc Terminal Joliet Holdings. Collectively, Lightfoot will own approximately 13.5 percent of Arc Terminal Joliet Holdings. CorEnergy owns approximately 6.6 percent of Lightfoot Capital Partners LP and 1.5 percent in Lightfoot Capital Partners GP. Accordingly, if the transaction closes in accordance with the current terms, we will receive our pro-rata share of the consideration proceeds and ownership in Arc Terminal Joliet Holdings.
During the three and nine months ended September 30, 2017, we received distributions of $207 thousand and $643 thousand, respectively, which are funded by Lightfoot’s distributions from Arc Logistics and Gulf LNG. The ability of Arc Logistics and Gulf LNG to make quarterly distributions and the amount of such distributions are dependent on Arc Logistics' and Gulf LNG's business results, and neither Arc Logistics, Gulf LNG, nor Lightfoot is under any obligation to make such distributions. Additionally, future distributions will be impacted by the pending sale of Arc Logistics to Zenith, as discussed above.
On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA, one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA terminate its agreement with Gulf LNG, this could materially impact Arc Logistics and Gulf LNG's ability to fund their distributions. There can be no assurance that our expectations concerning 2017 distributions from Lightfoot will be realized.
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

Table of Contents	Glossary of Defined Terms

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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2017, we had liquidity of approximately $146.0 million comprised of cash of $15.5 million plus revolver availability of $130.5 million. During the third quarter of 2017, our liquidity was enhanced through the amendment and restatement of our CorEnergy Credit Facility. Commitments on the CorEnergy Revolver were increased from $105.0 million to $160.0 million under the new facility, subject to borrowing base limitations. In connection with entering into the new facility, we utilized cash on hand and revolver borrowings of $10.0 million to repay the $33.5 million outstanding balance on the CorEnergy Term Loan. See further discussion of the amended and restated facility below under "Revolving and Term Credit Facilities - CorEnergy Credit Facility" and in Part I, Item 1, Note 10 ("Debt").
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

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)
Net cash provided by (used in):
Operating activities	$42,837,537	$41,654,565
Investing activities	40,277	194,197
Financing activities	(35,239,389)	(46,359,748)
Net increase (decrease) in cash and cash equivalents	$7,638,425	$(4,510,986)
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2017 were primarily attributable to (i) lease receipts of $45.9 million ($51.3 million lease revenue, net of $5.4 million of straight-line rent accrued during the period), (ii) $10.0 million in net contributions from our operating subsidiaries MoGas and Omega, (iii) a $685 thousand reduction in accounts and other receivables during the period and (iv) $643 thousand in distributions and dividends received, partially offset by (v) $8.3 million in general and administrative expenses and (vi) $6.3 million in cash paid for interest.
Net cash flows provided by operating activities for the nine months ended September 30, 2016 were primarily attributable to (i) lease receipts of $44.4 million ($51.0 million lease revenue, net of $6.6 million of straight-line rent accrued during the period), (ii) $11.1 million in net contributions from our operating subsidiaries MoGas and Omega, (iii) $1.4 million in escrow proceeds received from the sale of Vantacore (iv) $744 thousand in distributions and dividends received and (v) $343 thousand of unearned revenue received, partially offset by (vi) $9.1 million in general and administrative expenses and (vii) $7.8 million in cash paid for interest.
Cash Flows from Investing Activities
Net cash flows provided by investing activities for the nine months ended September 30, 2017 were attributable to $91 thousand return of capital distributions received, offset by purchases of equipment of $51 thousand.
Net cash flows provided by investing activities for the nine months ended September 30, 2016 were primarily attributable to (i) net proceeds from the sale of assets and liabilities held for sale of $645 thousand and (ii) proceeds received on the foreclosure of BB Intermediate of $223 thousand, partially offset by (iii) purchases of property and equipment of $476 thousand and (iv) funding to close operations of Black Bison and Four Wood financing notes of $202 thousand.
Cash Flows from Financing Activities
Net cash flows used in financing activities for the nine months ended September 30, 2017 were primarily attributable to (i) repayment of principal on the CorEnergy Revolver of $44.0 million, (ii) principal payments of $38.1 million on our secured credit facilities, (iii) common and preferred dividends paid of $26.0 million and $5.8 million, respectively, (iv) payment of $1.3 million for debt issuance costs related to the CorEnergy Credit Facility refinancing and (v) distributions of $1.1 million to our non-controlling interest, partially offset by (vi) net offering proceeds on Series A Preferred Stock of $71.2 million and (vii) $10.0 million in advances on the CorEnergy Revolver.
The net cash used in financing activities for the nine months ended September 30, 2016 was primarily attributable to (i) principal payments of $57.8 million on our secured credit facilities, (ii) common and preferred dividends paid of $26.3 million and $3.1 million, respectively, (iii) repurchases of common stock of approximately $2.0 million, (iv) repurchases of convertible debt of approximately $900 thousand, partially offset by (v) a $44.0 million drawn on the CorEnergy Revolver.
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

Table of Contents	Glossary of Defined Terms

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
We were in compliance with all covenants at September 30, 2017 and had approximately $130.5 million of available borrowing capacity on the CorEnergy Revolver.
In connection with entering into the amended and restated facility, we used cash on hand and borrowings under the amended facility to repay the $33.5 million outstanding balance on the CorEnergy Term Loan on the prior facility. For a summary of the additional material terms of the CorEnergy Credit Facility, please refer to Part I, Item 1, Note 10 ("Debt") included in this Report.
Pinedale Credit Facility
On March 30, 2016, we and Prudential, as the Refinancing Lenders, and in proportion to our pro rata equity interests in Pinedale LP, refinanced the Pinedale Credit Facility and executed a series of agreements assigning the credit facility to CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. As part of the refinancing, we terminated one of the derivative contracts, representing half of the amount hedged. The remaining derivative with a notional amount of $26.3 million was de-designated from hedge accounting. The Pinedale Credit Facility is subject to (i) a minimum interest rate coverage ratio of 5.5 to 1.0; (ii) a maximum leverage ratio of 3.25 to 1.0; and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. As a result of the March 30, 2016 refinancing, the minimum interest coverage ratio was amended to a ratio of 3.0 to 1.0. We were in compliance with all covenants at September 30, 2017.
For a summary of the additional material terms and the refinancing of the Pinedale Credit Facility, please see Part IV, Item 15, Note 12 ("Credit Facilities") included in our Annual Report on Form 10-K for the year ended December 31, 2016, and Part I, Item 1, Note 10 ("Debt") included in this Report.
Convertible Notes
As of September 30, 2017, we had $114.0 million of face value of the Convertible Notes outstanding. Refer to Part IV, Item 15, Note 13 ("Convertible Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the Convertible Notes.
MoGas Credit Facility
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part I, Item 1, Note 10 ("Debt") for further information. As of September 30, 2017, the co-borrowers were in compliance with all covenants and there have been no borrowings against the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. On July 31, 2017, the previous maturity date of July 31, 2017 was amended and extended to July 31, 2018. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at September 30, 2017.

Table of Contents	Glossary of Defined Terms

Equity Offerings
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of September 30, 2017, we have issued 55,629 shares of common stock under our dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $1.5 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of September 30, 2017, availability on the current shelf registration is approximately $524.7 million.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. These investing activities have generally been financed from the proceeds of our public equity and debt offerings as well as our credit facilities mentioned above. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings.
The following is our liquidity and capitalization on the below-noted dates:

Liquidity and Capitalization
	September 30, 2017	December 31, 2016
Cash and cash equivalents	$15,533,509	$7,895,084
Revolver availability	$130,547,304	$52,144,837

Revolving credit facility	$10,000,000	$44,000,000
Long-term debt (including current maturities)	119,369,462	156,632,880
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	130,000,000	56,250,000
Capital stock, non-convertible, $0.001 par value	11,909	11,886
Additional paid-in capital	341,678,080	350,217,746
Accumulated other comprehensive loss	(2,180)	(11,196)
CorEnergy equity	471,687,809	406,468,436
Total CorEnergy capitalization	$601,057,271	$607,101,316
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at September 30, 2017. At December 31, 2016, these two lines of credit had maximum availability of $1.5 million and $3.0 million.
Currently, we are exploring options which may be available to refinance the Pinedale Credit Facility with third-party lenders, and expect that a refinancing of the facility may be consummated during the fourth quarter of 2017. If completed, such a refinancing transaction would provide increased liquidity based on our pro rata portion of the refinancing proceeds.

Table of Contents	Glossary of Defined Terms

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of September 30, 2017:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt (1)	$7,534,177	$668,556	$1,337,112	$5,528,509	$—
Interest payments on Pinedale LP Debt (1)		606,237	1,036,850	249,120	—
Convertible Debt	114,000,000	—	114,000,000	—	—
Interest payments on Convertible Debt		7,980,000	15,960,000	—	—
CorEnergy Revolver	10,000,000	—	—	10,000,000	—
Interest payments on CorEnergy Revolver		404,542	810,192	738,150	—
Totals		$9,659,335	$133,144,154	$16,515,779	$—
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
MAJOR TENANTS
As of September 30, 2017, we had three significant leases. For additional information concerning each of these leases, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended September 30, 2017, the sources of our stockholder distributions include lease revenue, transportation and distribution revenue from our real property assets, and distributions from our investment securities. Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year.
On February 28, 2017, we paid 2016 fourth quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.

On May 31, 2017, we paid 2017 first quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On August 31, 2017, we paid 2017 second quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On October 25, 2017, our Board of Directors declared 2017 third quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock payable on November 30, 2017.
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

Table of Contents	Glossary of Defined Terms

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. We consider fluctuations in the value of our securities portfolio and fluctuations in interest rates to be our principal market risks. As of September 30, 2017, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2016.
As of September 30, 2017, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $10.5 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common shareholders by approximately $640 thousand. The fair value of securities is determined using readily available market quotations from the principal market, if available. Because there are no readily available market quotations for many of the securities in our portfolio, we value our securities at fair value as determined in good faith under a valuation policy and a consistently applied valuation process, which has been approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of September 30, 2017, we had $118.7 million in long-term debt (net of current maturities) and $10.0 million borrowed under our revolving credit facility. We have historically used interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate forward curves. Changes in interest rates can cause interest charges to fluctuate on that portion of our variable rate debt which is not hedged. We currently have one interest rate swap with a notional amount of $26.3 million outstanding, which is scheduled to mature on December 5, 2017.
Variable rate debt as of September 30, 2017 was $7.5 million under the Pinedale Credit Facility and $10.0 million under the CorEnergy Revolver. A 100 basis point increase or decrease in current LIBOR rates would result in a $218 thousand increase or a $118 thousand decrease of interest expense for the nine months ended September 30, 2017, respectively. As of September 30, 2017, the fair value of our interest rate swap derivative asset totaled approximately $18 thousand. We estimate that the impact of a 100 basis point increase or decrease in the one-month LIBOR rate would increase or decrease the value of the interest rate swap by $44 thousand as of September 30, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended September 30, 2017. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016, except as set forth below:
If the tenant exercises its early lease termination or lease buy-out option at our Portland Terminal Facility, our results of operations could be adversely impacted.
The tenant under the Portland Lease Agreement is Arc Terminals, and its parent, Arc Logistics, has guaranteed obligations of the tenant under that lease. Arc Logistics announced on August 29, 2017, that it has entered into an agreement of merger pursuant to which it expects to be acquired by Zenith Energy U.S., L.P. In September, Arc Logistics filed a preliminary proxy with the SEC pursuant to which it will ultimately solicit stockholder approval for the merger. In that preliminary proxy, Arc Logistics described three different actions available to it under the Portland Lease Agreement: (i) continuing with the Portland Lease Agreement as-is, (ii) terminate the Portland Lease Agreement, as allowed at its fifth anniversary, subject to a termination penalty payment and one year notice period, or (iii) exercise its buy-out option for the terminal under the Portland Lease Agreement, an action that first became available under the Portland Lease Agreement in February of 2017. The preliminary proxy states that Arc Logistics has not yet decided which of those plans of action Arc Logistics may select. The outside closing date for the Arc Logistics merger is February 7, 2018. It is not clear to us whether the proposed merger will have any impact on whether, or when, any of those actions is taken. However, if Arc Logistics should elect to terminate the Portland Lease Agreement, we may be unable to identify a suitable replacement tenant within the notice period, and, even if we succeed in identifying such a tenant, we may be unable to re-lease the facility on similar terms as those of the Portland Lease Agreement. Additionally, we could elect to fund additional capital expenditures at the Portland Terminal Facility and to provide other accommodations to suit a replacement tenant. If we were unable to secure a replacement tenant, we could be exposed to 100 percent of all applicable costs as the operator of the Portland Terminal Facility. If Arc Logistics exercises its buy-out option, there exists the risk that we could be unable to invest the proceeds from the sale in one or more properties that yield as favorable a return on our investment as the Portland Terminal Facility. These risks could adversely affect our results of operations, including our leasing revenues and our ability to reinvest in new opportunities and to make distributions to our stockholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2017, we did not sell any securities that were not registered under the 1933 Act, nor did we repurchase any equity securities of the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Table of Contents	Glossary of Defined Terms

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.2.10*
Letter Agreement, dated September 30, 2017, concerning Incentive Fee for September 30, 2017 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc.

10.20.6***	Second Amendment to Amended and Restated Revolving Credit Agreement, dated July 28, 2017, by and among the Company and Regions Bank, et al.
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following materials from CorEnergy Infrastructure Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Incorporated by reference to the Company's 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 2, 2017.

Table of Contents	Glossary of Defined Terms

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
November 1, 2017

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)
November 1, 2017