Form 10-K
period 2017-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2018-02-28
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

(816) 875-3705
(Registrant's telephone number, including area code)

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
Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐ No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $33.59 on the New York Stock Exchange was $396,879,929. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 27, 2018, the registrant had 11,915,830 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
TABLE OF CONTENTS
____________________________________________________________________________________________

PART I

Table of Contents	GLOSSARY OF DEFINED TERMS

Certain of the defined terms used in this Report are set forth below:
Accretion Expense: the expense recognized when adjusting the present value of the GIGS ARO for the passage of time.
Administrative Agreement: the Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor.
Amended Pinedale Term Credit Facility: Pinedale LP's $41.0 million second amended and restated term credit agreement and note purchase agreement with Prudential as lender.
Arc Logistics: Arc Logistics Partners LP, a wholly-owned subsidiary of Zenith Energy U.S., LP. as a result of the completion of a previously announced merger on December 21, 2017.
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
BB Intermediate: Black Bison Intermediate Holdings, LLC, the holding company of Black Bison Water Services.
Black Bison Loans: the financing notes between Corridor Bison and CorEnergy BBWS and BBWS.
BBWS: Black Bison Water Services, LLC, the borrower of the Black Bison financing notes, as well as the owner of all of the other collateral securing the Black Bison Loans.
BOEM: U.S. Federal Bureau of Ocean Energy Management.
BSEE: U.S. Federal Bureau of Safety and Environmental Enforcement.
Code: the Internal Revenue Code of 1986, as amended.
Company: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
Convertible Notes: the Company's 7.00% Convertible Senior Notes Due 2020.
CorEnergy BBWS: CorEnergy BBWS, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy.
CorEnergy Credit Facility: the Company's upsized $160.0 million CorEnergy Revolver and the $1.0 million MoGas Revolver with Regions Bank.
CorEnergy Revolver: the Company's $160.0 million secured revolving line of credit facility with Regions Bank.
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

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor LP and triple-net leased to a wholly-owned subsidiary of Energy XXI Gulf Coast, Inc.
GOM: Gulf of Mexico.
Grand Isle Corridor: Grand Isle Corridor LP, an indirect wholly-owned subsidiary of the Company.
Grand Isle Gathering System: a subsea midstream pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities.
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets are triple-net leased to EXXI Tenant.
Indenture: collectively, that certain Base Indenture, dated June 29, 2015, as supplemented by the related First Supplemental Indenture, dated as of June 29, 2015, between the Company and Computershare Trust Company, N.A., as Trustee for the Convertible Notes.
IRS: U.S. Internal Revenue Service.
Leeds Path West: Corridor Leads Path West, Inc., a wholly-owned subsidiary of CorEnergy.
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
Mowood: Mowood, LLC, a wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC.
Mowood/Omega Revolver: a $1.5 million secured revolving line of credit facility at the Mowood subsidiary level with Regions Bank.
NAREIT: National Association of Real Estate Investment Trusts.
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC.
Omega Pipeline: Omega's natural gas distribution system in south central Missouri.
OCS: the Outer Continental Shelf.
Pinedale Credit Facility: a $70.0 million secured term credit facility, with the Company and Prudential as refinance lenders, used by Pinedale Corridor, LP to finance a portion of the acquisition of the Pinedale LGS.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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
Pinedale LP: Pinedale Corridor, LP, an indirect wholly-owned subsidiary of CorEnergy.
Pinedale LP I: Pinedale LP I, LLC, a wholly-owned subsidiary of CorEnergy, which purchased the 18.95 percent outstanding equity interest in Pinedale LGS from Prudential.
Pinedale GP: the general partner of Pinedale LP and a wholly-owned subsidiary of CorEnergy.
Portland Lease Agreement: the January 2014 agreement pursuant to which the Portland Terminal Facility is triple-net leased to Zenith Terminals.
Portland Terminal Facility: a petroleum products terminal located in Portland, Oregon.
PNM: Public Service Company of New Mexico, a subsidiary of PNM Resources Inc. (NYSE: PNM).
PNM Lease Agreement: a triple-net lease agreement for the Eastern Interconnect Project.
Prudential: The Prudential Insurance Company of America.
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
VIE: Variable Interest Entity.
VantaCore: VantaCore Partners LP.
Zenith: Zenith Energy U.S., LP.
Zenith Terminals: Zenith Energy Terminal Holdings, LLC (f/k/a Arc Terminal Holdings, LLC), a wholly-owned operating subsidiary of Arc Logistics LP (and, subsequent to December 21, 2017, an indirect wholly-owned subsidiary of Zenith).

Table of Contents	Glossary of Defined Terms

ITEM 1. BUSINESS
GENERAL
CorEnergy Infrastructure Trust, Inc. ("CorEnergy") was organized as a Maryland corporation and commenced operations on December 8, 2005. As used in this Annual Report on From 10-K ("Report"), the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.
COMPANY OVERVIEW
CorEnergy primarily owns assets in the U.S. energy sector that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas and electric transmission and distribution assets. Our objective is to generate long-term contracted revenue from operators of our assets, primarily under triple-net participating leases without direct commodity price exposure. We believe our leadership team's energy and utility expertise provides CorEnergy with a competitive advantage to acquire, own and lease U.S. energy infrastructure assets in a tax-efficient, transparent and investor-friendly REIT. Our leadership team also utilizes a disciplined investment philosophy developed through an average of over 25 years of relevant industry experience.
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
The majority of our assets leased to tenants under triple-net leases are dependent upon the tenants' exploitation of hydrocarbon reserves in the fields where our assets are located. These reserves are depleted over time, and therefore, may economically diminish the value of our assets over the period that the underlying reserves are exploited. Accordingly, we expect the contracted base rents under these leases, including fair market renewal rent expectations, to provide for a return-on-capital, as well as a return of our invested capital, over the life of the asset. The portion of rents we believe to constitute a return of our invested capital are utilized for debt repayment and/or are reserved for capital reinvestment activities in order to maintain our long-term earnings and dividend paying capacity. The return-on-capital is that portion of rents which are available for distribution to our stockholders through dividend payouts.
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
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. CorEnergy targets revenue growth of 1-3 percent annually from existing contracts through inflation escalations and participating rents, and additional growth from acquisitions. Dependent on the level of revenue growth achieved, we will assess our ability to responsibly grow our dividend above current levels. Since qualifying as a REIT in 2013, we have been able to grow our annualized dividend from $2.50 per share to $3.00 per share through acquisitions. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.
2017 Highlights
Our 2017 fiscal year was highlighted by a number of financing transactions being completed which enhanced our liquidity and positioned the Company for future growth. These and other key transactions and events during our fiscal year ended December 31, 2017 are highlighted below:

•
Effective March 1, 2017, MoGas entered into a long-term firm transportation services agreement with its largest customer, Spire (formerly Laclede Gas Company). The agreement amends and extends the termination date for Spire's existing firm

Table of Contents	Glossary of Defined Terms

transportation services agreement from October 31, 2017 to October 31, 2030. Tariff rates under the extended agreement will be discounted beginning on November 1, 2018.

•
On April 12, 2017, Ultra Petroleum announced its successful emergence from Chapter 11 bankruptcy. In November 2016, Ultra Petroleum's subsidiary which is our tenant under the Pinedale lease assumed our lease, without amendment. All lease payments remained current throughout the bankruptcy process.

•
During the second quarter of 2017, we closed a follow-on underwritten public offering of 7.375% Series A Preferred Stock for total proceeds of $71.2 million, after deducting underwriting discounts and other offering expenses. A portion of the proceeds from the offering were used to repay $44.0 million in outstanding borrowings on the CorEnergy Revolver.

•
On July 28, 2017, we entered into an amendment and restatement of the CorEnergy Credit Facility with Regions Bank for commitments of up to $161.0 million. In connection with entering into the amended and restated facility, we utilized cash on hand and $10.0 million in revolver borrowings to repay the $33.5 million outstanding balance on the CorEnergy Term Loan.

•
During 2017, we received a private letter ruling from the IRS which, among other items, qualified the revenue from Omega's long-term contract with Fort Leonard Wood as representing REIT-qualifying rents from real property.

•
On December 4, 2017, we announced that Omega was selected for a Utilities Energy Services Contracting ("UESC") program at Fort Leonard Wood. The UESC program will provide comprehensive natural gas, electricity and water efficiency improvements and we expect the final contract will be signed in early 2018.

•
On December 21, 2017, Zenith closed on its previously announced acquisition of Arc Logistics. In connection with the acquisition closing, we received our pro rata portion of the consideration from our interests in Lightfoot.

•
On December 29, 2017, we purchased the remaining 18.95 percent equity interest held by Prudential in Pinedale LP for approximately $32.9 million. Concurrently, Pinedale LP entered into the Amended Pinedale Term Credit Facility with Prudential as lender, which provided a 5-year $41.0 million term loan facility at a fixed rate of 6.50 percent.

Assets
Most of our REIT qualifying and other energy infrastructure assets have been acquired at various times since June, 2011, while our legacy private equity investments generally have been liquidated in accordance with the plans of those entities. Our business currently consists of the assets summarized below. For additional details concerning our energy infrastructure real property, see Item 2, "Properties" in this Report.
Energy Infrastructure Real Property Investments

•
Grand Isle Gathering System: a subsea, midstream 153-mile pipeline system located in the Gulf of Mexico and a 16-acre onshore terminal facility triple-net leased on a long-term basis to a subsidiary of EXXI, pursuant to the Grand Isle Lease Agreement. The EXXI Tenant's obligations under the lease agreement are guaranteed by EXXI.

•
Pinedale LGS: a system consisting of approximately 150 miles of pipelines and four above-ground central gathering facilities located in the Pinedale Anticline in Wyoming triple-net leased on a long-term basis to a subsidiary of, and guaranteed by, Ultra Petroleum Corp. and Ultra Resources, Inc. pursuant to the Pinedale Lease Agreement.

•
Portland Terminal Facility: a petroleum products terminal located in Portland, Oregon, which is triple-net leased on a long-term basis to Zenith Terminals pursuant to the Portland Lease Agreement, and Zenith Terminals has authority to operate the Portland Terminal Facility. The Portland Lease Agreement is guaranteed by Arc Logistics.

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
Energy Infrastructure Financing Investments
We have provided financing loans to owners and operators of energy infrastructure real property assets, secured by such assets and related equipment, as well as by the outstanding equity of the borrowers. These loans include participating features pursuant to which we may receive additional interest tied to increases in utilization of the underlying facilities, and one also includes an equity enhancement. See the section titled "Asset Portfolio and Related Developments" in Part II, Item 7 and Part IV, Item 15, Note 4 ("Financing Notes Receivable") included in this Report for additional information concerning these investments.

Table of Contents	Glossary of Defined Terms

Private Equity Investments
Our legacy private equity investments generally have been liquidated in accordance with the plans of those entities. For additional information, see "Asset Portfolio and Related Developments" in Part II, Item 7 and Part IV, Item 15, Note 10 ("Fair Value") in this Report.
Acquisition Strategies and Due Diligence
We generally rely on our own analysis to determine whether to make an acquisition. In evaluating net lease transactions, we generally consider, among other things, the following aspects of each transaction:

•
Tenant/Borrower Evaluation – We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular acquisition. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be balanced with the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant. Whether a prospective tenant or borrower is creditworthy will be determined by our management team and reviewed by the investment committee, as described below. Creditworthy does not necessarily mean "investment grade."

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

•
Transaction Provisions to Enhance and Protect Value – We attempt to include provisions in the leases that we believe may help protect a real property asset from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations or reduce the value of the real property asset. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to utilize good operating practices consistent with objective criteria. We seek to enhance the likelihood of a tenant's lease obligations being satisfied through a guaranty of obligations from the tenant's corporate parent or other entity or a letter of credit. In some circumstances, we may provide tenants with repurchase options on the leased property. We expect, in those situations that the option purchase price will generally be the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

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

Table of Contents	Glossary of Defined Terms

•	mortgage loans secured by real properties including loans to our taxable REIT subsidiaries;

•	subordinated interests in first mortgage real estate loans, or B-notes;

•	mezzanine loans related to real estate, which are senior to the borrower's equity position but subordinated to other third-party financing; and

•
equity and debt securities (including preferred equity, limited partnership interests, trusts and other higher-yielding structured debt and equity investments) issued by companies that are engaged in real-estate-related businesses as defined by regulations promulgated under the Code, including other REITs.

Use of Taxable REIT Subsidiaries
We operate as a REIT and therefore are generally not subject to U.S. federal income taxes on the income and gains that we distribute to our stockholders, including the income derived through leasing fees and financing revenue from our REIT qualifying investments in energy infrastructure assets. However, even as a REIT, we remain obligated to pay income taxes on earnings from our taxable REIT subsidiaries. The use of TRSs enables us to own certain assets and engage in certain businesses while maintaining compliance with the REIT qualification requirements under the Code. We may, from time to time, change the election of previously designated TRSs to be treated as qualified REIT subsidiaries, and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including qualified REIT subsidiaries. For example, through a series of reorganization events, and based on a favorable IRS private letter ruling received, Omega was converted from a TRS entity to a qualified REIT subsidiary in 2017. Refer to the "Omega Pipeline (Mowood, LLC)" section in Item 2 of this Report for additional details.
Regulatory and Environmental Matters
Our energy infrastructure assets and operations, as well as those of our tenants, are subject to numerous federal, state and local laws and regulations concerning the protection of public health and safety, zoning and land use, and pricing and other matters related to certain of our business operations. For a discussion of the current effects and potential future impacts of such regulations on our business and properties, see the discussion presented in Item 1A of this Report under the subheading "Risks Related to Our Investments in Real Estate and the U.S. Energy Infrastructure Sector." In particular, for a discussion of the current and potential future effects of compliance with federal, state and local environmental regulations, see the discussion titled "Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution" within such section.
Financing Strategies
Consistent with our asset acquisition policies, we use leverage when available on terms we believe are favorable. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. Although we currently do not anticipate doing so, the amount of total funded debt leverage we employ may exceed 50 percent of our total assets. Secured loans which we obtain, could be recourse or non-recourse to us. A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give the lender recourse to all of our assets. The use of non-recourse debt, helps us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity. We may have an unsecured line of credit that can be used in connection with refinancing existing debt and making new acquisitions, as well as to meet other working capital needs. We generally intend to incur debt which bears interest at fixed rates, or is effectively converted to fixed rates through interest rate caps or swap agreements.
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

Table of Contents	Glossary of Defined Terms

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
We pay Corridor a management fee based on total assets under management. Additionally, in aligning our strategy to focus on distributions and distribution growth, Corridor is paid an incentive fee based on increases in distributions to our stockholders. A percentage of the Corridor incentive fee is reinvested in CorEnergy's common stock. Pursuant to the Management Agreement and Administrative Agreement, Corridor has agreed to use its reasonable best efforts to present us with suitable acquisition opportunities consistent with our investment objectives and policies and is generally responsible, subject to the supervision and review of our Board of Directors, for our day-to-day operations.
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
We monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. In addition, we periodically analyze each tenant's financial condition and the industry in which each tenant operates.
Management Agreement
Under our Management Agreement, Corridor (i) presents us with suitable acquisition opportunities consistent with our investment policies and our objectives, (ii) is responsible for our day-to-day operations and (iii) performs such services and activities relating to our assets and operations as may be appropriate. The Management Agreement does not have a specific term, and will remain in place unless terminated by us or Corridor in the manner permitted pursuant to the agreement.
The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of our Managed Assets as of the end of each quarter. For purposes of the Management Agreement, "Managed Assets" means our total assets (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, our securities portfolio will be valued at then-current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and our assets invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition-related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.
Corridor voluntarily recommended, and we agreed, that effective solely for the purpose of computing the value of Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement for the quarter ended December 31,

Table of Contents	Glossary of Defined Terms

2017, Managed Assets would not be impacted by the acquisition of the remaining 18.95 percent equity interest in Pinedale LP, which occurred on December 29, 2017.
The Management Agreement includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.625 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in our common stock. Corridor voluntarily recommended, and we agreed, that they would waive $100 thousand of the $595 thousand total quarterly incentive fees that would otherwise have been payable under the provisions described above with respect to dividends paid on our common stock during the year ended December 31, 2017. Accordingly, Corridor received an incentive fee of $495 thousand during the year.
Administrative Agreement
Under our Administrative Agreement, Corridor, as our administrator, performs (or oversees or arranges for the performance of) the administrative services necessary for our operation, including without limitation providing us with equipment, clerical, bookkeeping and record keeping services. For these services we pay our administrator an annual fee equal to 0.04 percent of the value of the Company's Managed Assets as of the end of each quarter, with a minimum annual fee of $30 thousand.
Pursuant to the Management and Administrative Agreement, Corridor furnishes us with office facilities and clerical and administrative services necessary for our operation (other than services provided by our custodian, accounting agent, dividend and interest-paying agent and other service providers). Corridor is authorized to enter into agreements with third parties to provide such services. To the extent we request, Corridor will (i) oversee the performance and payment of the fees of our service providers and make such reports and recommendations to the Board of Directors concerning such matters as the parties deem desirable; (ii) respond to inquiries and otherwise assist such service providers in the preparation and filing of regulatory reports, proxy statements, and stockholder communications, and the preparation of materials and reports for the Board of Directors; (iii) establish and oversee the implementation of borrowing facilities or other forms of leverage authorized by the Board of Directors; and (iv) supervise any other aspect of our administration as may be agreed upon by us and Corridor. We have agreed, pursuant to the Management Agreement, to reimburse Corridor for all out-of-pocket expenses incurred in providing the foregoing.
We bear all expenses not specifically assumed by Corridor and incurred in our operations. The compensation and allocable routine overhead expenses of all management professionals of Corridor and its staff, when and to the extent engaged in providing us management services, is provided and paid for by Corridor and not us.
Employees
As we are externally managed, we have no employees at the corporate level. Our subsidiary, Omega, has one part-time and three full-time employees. Our subsidiary MoGas has 15 full-time employees and one part-time employee.
AVAILABLE INFORMATION
Our principal executive offices are located at 1100 Walnut Street, Suite 3350, Kansas City, MO 64106. Our telephone number is (816) 875-3705, or toll-free (877) 699-2677, and our web site is http://corenergy.reit. We are required to file reports, proxy statements and other information with the SEC. We will make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports on or through our web site at http://corenergy.reit as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. This information may also be obtained, without charge, upon request by calling us at (816) 875-3705 or toll-free at (877) 699-2677. This information will also be available at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by us with the SEC which is available on the SEC's Internet site at www.sec.gov. Please note that any Internet addresses provided in this Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet address is intended or deemed to be included by reference herein.
ITEM 1A. RISK FACTORS
There are many risks and uncertainties that can affect our future business, financial performance or share price. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Table of Contents	Glossary of Defined Terms

Risks Related to Our Investments in Real Estate and the U.S. Energy Infrastructure Sector
Risks Related to Our Two Largest Investments
The Grand Isle Gathering System and the Pinedale LGS constitute the largest components of our leased infrastructure real property assets and associated lease revenues and will materially impact the results of our business.
The Grand Isle Gathering System represented approximately 37 percent of our total assets as of December 31, 2017, and the lease under the Grand Isle Lease Agreement with the EXXI Tenant represented approximately 46 percent of our total revenue for the year ended December 31, 2017. The Pinedale LGS represented approximately 29 percent of our total assets as of December 31, 2017, and the lease payments under the Pinedale Lease Agreement with Ultra Wyoming represented approximately 24 percent of our total revenue for the year ended December 31, 2017. Accordingly, the financial condition of these tenants and related parent guarantors and the ability and willingness of each to satisfy their obligations under the respective lease agreements and guaranties will have an ongoing material impact on our results of operations, ability to service our indebtedness and ability to make distributions.
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
Ultra Wyoming, the lessee of the Pinedale LGS, as well as Ultra Petroleum and Ultra Resources, the guarantors of Ultra Wyoming's obligations as tenant under the Pinedale Lease Agreement, each filed for bankruptcy on April 29, 2016. During the bankruptcy proceedings, Ultra Wyoming agreed to accept our lease without amendment, which was approved by the bankruptcy court on November 28, 2016. On March 14, 2017 the bankruptcy court approved Ultra Petroleum's Plan of Reorganization, and on April 12, 2017, the company announced its successful emergence from bankruptcy. All payments due to us under the Pinedale LGS lease were paid timely throughout the bankruptcy proceedings.
Despite their emergence from bankruptcy, each of EXXI and Ultra Petroleum have disclosed a number of risks related to their business in their respective filings with the SEC. A complete discussion of the risks related to EXXI's business can be found in its Exchange Act reports filed with the SEC (NASDAQ: EXXI). A complete discussion of the risks related to Ultra Petroleum's business can be found in its Exchange Act reports filed with the SEC (NASDAQ: UPL).
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

Table of Contents	Glossary of Defined Terms

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
In addition, if we determine that a renewal of a lease with any present or future tenant of any of our energy infrastructure assets is not in the best interests of our stockholders, if a tenant determines it no longer wishes to be the tenant under a lease upon its expiration, if we desire to terminate a lease as a result of a breach of that lease by the tenant or if we lose any tenant as a result of such tenant's bankruptcy, then in each circumstance we would need to identify a new tenant for the lease. We may not be able to identify a new tenant, as interest in leasing certain of our assets would be dependent on ownership of an interest in nearby mineral rights. In addition, any new tenant would need to be a qualified and reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as our tenant. There is no assurance that we would be able to identify a tenant that meets these criteria, or that we could enter into a new lease with any such tenant on terms that are as favorable as the lease terms that were in place with the prior tenant.
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
If a tenant becomes insolvent or declares bankruptcy and such action results in a rejection of the lease, or in the sale-leaseback transaction being challenged as a fraudulent transfer or re-characterized in the lessee company's bankruptcy proceeding, our business, financial condition and cash flows could be adversely affected.
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

Table of Contents	Glossary of Defined Terms

property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee company relating to the property.

•
A lessee could either assume or reject a lease in a bankruptcy proceeding. Generally, the lessee would be required to make rent payments to us during its bankruptcy until it rejects the lease (for leases that are personal property leases, the lessee need not make rental payments that arise from the petition date until 60 days after the order for relief is entered in the bankruptcy case). If the lessee assumes the lease, the bankruptcy court would not be able to change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us, though there may be a delay as a result of the bankruptcy in such return. If a lease is rejected, we may not be able to identify a new tenant, as interest in leasing certain of our assets would be dependent on ownership of an interest in nearby mineral rights. In addition, any new tenant would need to be a qualified reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as our tenant. There is no assurance that we would be able to identify a tenant that meets these criteria, or that we could enter into a new lease with any such tenant on terms that are as favorable as the lease terms that were in place with the prior tenant. If we were able to re-lease the affected facility to a new tenant only on unfavorable terms or after a significant delay, we could lose some or all of the revenue from that facility for an extended period of time. Further, if the lease agreement is rejected, our claim against the lessee and/or parent guarantor could be subject to a statutory cap under section 502(b)(6) of the Bankruptcy Code to the extent the lease agreement is deemed to be a lease for real property rather than a lease for personal property. Such cap generally limits the amount of a claim for lease-based damages in the event of a rejection to the greater of one year's rent or 15 percent of the rent reserved for the remaining lease term, not to exceed 3 years. We believe that any of our lease agreements would be characterized as a real property lease rather than a personal property lease, though a court could hold to the contrary.

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
Local, state and federal laws in this area are constantly evolving, and some environmental laws and regulations have been amended so as to require compliance with new or more stringent standards. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, may impose material environmental liability and/or require material expenditures by us to avoid such liability. Further, our tenant companies' operations, the existing condition of land when we buy it or operations in the vicinity of our properties (each of which could involve the presence of underground storage tanks), or activities of unrelated third parties may affect our properties. We intend to monitor these laws and take commercially reasonable steps to protect ourselves

Table of Contents	Glossary of Defined Terms

from the impact of these laws, including, where deemed necessary, obtaining environmental assessments of properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or whether a prior owner of a property created a material environmental condition not known to us and may not offer any protection against liability for known or unknown environmental conditions.
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
Regulation of greenhouse gases and climate change could have a negative impact on our and our tenants' businesses.
We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases ("GHGs") and including carbon dioxide and methane, may be contributing to warming of the earth's atmosphere and other climatic changes. In response to such studies, the issue of the effect of GHG emissions on climate change, in particular emissions from fossil fuels, is attracting increasing attention worldwide. We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. The U.S. Environmental Protection Agency ("EPA") has adopted rules requiring GHG reporting and permitting, and the United States Congress and EPA may consider additional legislation or regulations that could ultimately require new, modified, and reconstructed facilities, and/or existing facilities, to meet emission standards by installing control technologies, adopting work practices, or otherwise reducing GHG emissions. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted, any such future laws and regulations could result in increased compliance costs or additional operating restrictions that could adversely impact our energy infrastructure assets as well as the businesses of our tenants and customers. If we or our tenants are unable to recover or pass through a significant level of the costs related to complying with any such future climate change and GHG regulatory requirements, it could have a material adverse impact on our or our tenants' business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital.  Climate change and GHG regulation could also reduce the demand for hydrocarbons and, ultimately, demand for utilization of our energy infrastructure assets related to the production and distribution of hydrocarbons.  Finally, it should be noted that studies suggest that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of hurricanes and other storms, floods and related climatic events. If any such effects were to occur, they could have an adverse effect on our assets and operations, particularly an offshore asset such as the GIGS.
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

Table of Contents	Glossary of Defined Terms

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
Our facilities, as well as those of our tenants, may connect to other pipelines, railroads or facilities owned by third parties. Both we and our tenants depend upon third-party pipelines and other facilities that provide delivery options to and from such facilities. For example, MoGas' pipeline interconnects, directly or indirectly, with virtually every major interstate pipeline in the eastern portion of the U.S. and a significant number of intrastate pipelines. Because we do not own these third-party facilities, their continuing operation is not within our control. Accordingly, these pipelines and other facilities may become unavailable, or available only at a reduced capacity. If these pipeline connections were to become unavailable to us or our tenants for current or future volumes of products due to repairs, damage, lack of capacity or any other reason, our ability, or the ability of our tenants, to operate efficiently and continue shipping products to end markets could be restricted, thereby reducing revenues. Likewise, if any of these third-party pipelines or facilities becomes unable to transport any products distributed or transported through our or our tenants' facilities, our or our tenants' business, results of operations and financial condition could be adversely affected, which could adversely affect our ability to make cash distributions to our stockholders.
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
The tenant under the Portland Lease Agreement is Zenith Terminals, and its parent, Arc Logistics, has guaranteed obligations of the tenant under that lease. Arc Logistics announced on December 21, 2017, that it had completed a merger pursuant to which it was acquired by Zenith Energy U.S., L.P. In its earlier proxy related to the merger, Arc Logistics described three different actions available to it under the Portland Lease Agreement: (i) continuing with the Portland Lease Agreement as-is, (ii) terminating the

Table of Contents	Glossary of Defined Terms

Portland Lease Agreement, as allowed at its fifth anniversary, subject to a termination penalty payment and one year notice period, or (iii) exercising its buy-out option for the terminal under the Portland Lease Agreement, an action that first became available under the Portland Lease Agreement in February 2017. The proxy suggested that Arc Logistics had not yet decided which of those plans of action to select, and it remains unclear to us whether the merger will have any impact on whether, or when, any of those actions is taken. In January 2018, we entered into an amendment with Zenith Terminals which extended the notice period for the fifth anniversary termination option for an additional six months, from February 1, 2018 to August 1, 2018. If Zenith should elect to terminate the Portland Lease Agreement, we may be unable to identify a suitable replacement tenant within the notice period, and, even if we succeed in identifying such a tenant, we may be unable to re-lease the facility on similar terms as those of the Portland Lease Agreement. Additionally, we could elect to fund additional capital expenditures at the Portland Terminal Facility and to provide other accommodations to suit a replacement tenant. If we were unable to secure a replacement tenant, we could be exposed to 100 percent of all applicable costs as the operator of the Portland Terminal Facility. If Zenith exercises its buy-out option, there exists the risk that we could be unable to invest the proceeds from the sale in one or more properties that yield as favorable a return on our investment as the Portland Terminal Facility. These risks could adversely affect our results of operations, including our leasing revenues and our ability to reinvest in new opportunities and to make distributions to our stockholders.
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
The Bureau of Ocean Energy Management (the "BOEM") issued guidance effective October 15, 2010, following the Deepwater Horizon accident, that effectively established a more stringent regimen for the timely decommissioning of what is known as "idle iron"-wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator's lease-in the GOM. This guidance includes decommissioning requirements providing that pipelines, platforms or other facilities, which would include various components of the Grand Isle Gathering System, that are no longer useful for operations must be removed within five years of the cessation of operations, or as otherwise specified therein. A higher than normal level of decommissioning activity in the GOM at a time when the Grand Isle Gathering System is decommissioned may result in increased demand for salvage contractors and equipment, which in turn could result in increased estimates of plugging, abandonment and removal costs related to these regulatory asset retirement obligations.
To cover these asset retirement obligations, the BOEM generally requires that OCS lessees, pipeline right-of-way holders and other facility owners demonstrate financial strength and reliability according to regulations or post bonds or other acceptable assurances that such obligations will be satisfied. In July 2016, the BOEM issued a new Notice to Lessees ("NTL") with an effective date of September 12, 2016, requiring additional security for decommissioning activities. However, at this time it seems uncertain when or if the new NTL will be implemented. The BOEM announced on June 22, 2017 that, pending its review of the NTL, the implementation timeline would be indefinitely extended, subject to certain exceptions. The cost of these bonds or assurances can be substantial and could increase under the BOEM's latest policies, depending on the outcome of the Trump administration's review during the extended implementation period. There is no assurance that such bonds or assurances can be obtained in all cases. While EXXI historically has satisfied these requirements with respect to its ownership and operation of the Grand Isle Gathering System, and the terms of the Grand Isle Lease Agreement require EXXI to continue to do so, given continued volatility in commodity prices and the unwillingness of the surety companies to post bonds without the requisite collateral from operators such as EXXI, there is no assurance that EXXI will be able to continue to satisfy the demands for additional collateral for its current bonds or comply with any new supplemental bonding requirements. If EXXI were financially unable to satisfy these requirements, Grand Isle Corridor, LP, as the owner of the Grand Isle Gathering System, would be required to do so. There can be no assurance that we would be able to meet any such increased bonding requirements. Under some circumstances, the BOEM may require any of our or our lessee's operations on federal leases, rights-of-way or facilities to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations. In addition, the BOEM can require supplemental bonding from operators for decommissioning, plugging, and abandonment liabilities if financial strength and reliability criteria are not met. If EXXI is unable to fund any such supplemental bonding requirements and our subsidiary were required to bear the cost as owner of the Grand Isle Gathering System, such cost could have a material adverse impact on our financial condition and ability to make distributions to our stockholders.
The Bureau of Safety and Environmental Enforcement ("BSEE") administers regulations governing blowout preventer systems and well control for oil and gas and sulfur operations on the OCS; lease term requirements for continuing operations; and production safety systems. BSEE regulations also require offshore oil and gas lessees and owners of operating rights to submit summarizes of their actual expenditures for decommissioning pipelines and wells, platforms, and other facilities on the OCS. These regulations may require capital expenditures and other compliance costs and could result in liability for non-compliance.

Table of Contents	Glossary of Defined Terms

Additional Risks Related to the Pinedale LGS and Pinedale Lease Agreement
We are subject to the risk of Ultra Wyoming transferring its obligations under the Pinedale Lease Agreement.
The terms of the Pinedale Lease Agreement provide that Ultra Wyoming may transfer its rights and obligations under the Pinedale Lease Agreement at any time, subject to certain conditions. We thus bear the risk that Ultra Wyoming will transfer its rights and obligations under the Pinedale Lease Agreement to a third party whose creditworthiness may not be on par with that of Ultra Wyoming, which could inhibit such transferee's ability to make timely lease payments under the Pinedale Lease Agreement or increase the likelihood that a downturn in the business of such transferee could give rise to a default under the Pinedale Lease Agreement. The occurrence of either of these events could have a material adverse impact on our business and financial condition.
Additional Risks Related to Our Ownership and Operation of MoGas
MoGas' operations are subject to extensive regulation, including those relating to environmental matters, which may adversely affect our income and the cash available for distribution.
In addition to the regulations discussed above and pipeline safety regulations discussed below, MoGas' operations are subject to extensive federal, regional, state and local environmental laws including, for example, the Clean Air Act (CAA), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Oil Pollution Act (OPA), the Occupational Safety and Health Administration (OSHA) and analogous state and local laws. These laws and their implementing regulations may restrict or impact MoGas' business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, limiting emissions and discharges of pollutants, restricting the manner in which it disposes of wastes, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control or workplace safety requirements, and imposing substantial liabilities for pollution resulting from its operations. In addition, the regulations implementing these laws are constantly evolving, and the potential impact of recent regulatory actions is unclear. For instance, EPA adopted final rules establishing new source performance standards for methane emissions from new, modified, or reconstructed oil and gas sources, although a stay of certain requirements has been proposed. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, may require material expenditures by MoGas.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. In addition, increases in penalty amounts and limits of liability for damages to reflect inflation and/or increases in the CPI may result in increased exposure to MoGas. MoGas may be unable to recover some or all of the resulting costs through insurance or increased revenues, which could have a material adverse effect on its business, results of operations and financial condition.
MoGas' natural gas transmission operations are subject to regulation by the FERC.
MoGas' business operations are subject to regulation by the FERC, including the types and terms of services MoGas may offer to its customers, construction of new facilities, expansion of current facilities, creation, modification or abandonment of services or facilities, record keeping and relationships with affiliated companies. Compliance with these requirements can be costly and burdensome and FERC action in any of these areas could adversely affect MoGas' ability to compete for business, construct new facilities, expand current facilities, offer new services or recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times or additional costs to develop and complete any future project than competitors that are not subject to the FERC's regulations.
In addition, the rates MoGas can charge for its natural gas transmission operations are regulated by the FERC pursuant to the Natural Gas Act of 1938 ("NGA") as follows:

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

Table of Contents	Glossary of Defined Terms

Should the FERC find that MoGas has failed to comply with all applicable FERC-administered statutes, rules, regulations, and orders, or with the terms of MoGas' tariffs on file with the FERC, MoGas could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005 ("EPAct 2005"), the FERC has civil penalty authority under the NGA and Natural Gas Policy Act of 1978 ("NGPA") to impose penalties for violations of up to $1.0 million per day for each violation, to revoke existing certificate authority and to order disgorgement of profits associated with any violation.
We cannot give any assurance regarding the likely future regulations under which MoGas will operate its natural gas transmission business or the effect such regulations could have on MoGas' business, financial condition and results of operations.
The revenues of MoGas' business are generated under contracts that are subject to cancellation on an annual basis.
Other than MoGas' revenues from its largest customer, Spire, substantially all of the revenues of MoGas' business are generated under transportation contracts which have an initial term of at least one year and renew automatically on a month-to-month basis, but are subject to cancellation by the customer on 365 days' notice. If MoGas is unable to succeed in replacing any contracts canceled by local distribution companies ("LDCs") or other customers that account for a significant portion of its revenues, or in renegotiating such contracts on terms substantially as favorable as the existing contracts, MoGas could suffer a material reduction in its revenues, financial results and cash flows. The maintenance or replacement of existing contracts with MoGas' customers at rates sufficient to maintain current or projected revenues and cash flows ultimately depends on a number of factors beyond its control, including competition from other pipelines, the proximity of supplies to the markets, and the price of, and demand for, natural gas. In addition, changes in state regulation of LDCs may cause them to exercise their cancellation rights in order to turn back their capacity when the contracts expire.
Effective March 1, 2017, MoGas entered in to a long-term firm transportation services agreement with Spire, its largest customer, which accounts for approximately 58 percent of MoGas' revenue. The amended agreement extends the termination date for Spire's existing firm transportation agreement from October 31, 2017 to October 31, 2030. During the entire extended term, Spire will continue to reserve 62,800 dekatherms per day of firm transportation on MoGas. This service will continue at the full tariff rate of $12.385 per dekatherm per month until October 31, 2018, at which time the rate will be reduced to $6.386 per dekatherm per month for the remainder of the agreement. If MoGas is unable to execute on its plans to offset the reduction in revenue resulting from the reduced rate under the long-term Spire contract beginning in November of 2018, its business and cash flows could be materially adversely affected.
Pipeline safety integrity programs and repairs may impose significant costs and liabilities on MoGas.
Regulations administered by the Federal Office of Pipeline Safety within the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration ("PHMSA") require pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect pipeline segments located in "high consequence areas" where a leak or rupture could potentially do the most harm. As an operator, MoGas is required to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventative and mitigating actions.
MoGas is required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions could require significant capital and operating expenditures. The regulations implementing these laws are constantly evolving; pursuant to its reauthorization under the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, PHMSA has adopted rules implementing its emergency order authority over pipelines, revising federal pipeline safety regulations related to underground natural gas storage facilities, and imposing additional requirements on the transportation of natural gas and hazardous liquids by pipeline. A rule amending the safety regulations applicable to gas transmission and gathering pipelines has also been proposed. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, could significantly increase compliance costs. Should MoGas fail to comply with the Federal Office of Pipeline Safety's rules and related regulations and orders, it could be subject to significant penalties and fines, which could have a material adverse effect on MoGas' business, results of operations and financial condition.
MoGas competes with other pipelines.
The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to supplies, flexibility, and reliability of service. Additionally, FERC's policies promote competition in natural gas markets by increasing the number of natural gas transmission options available to MoGas' customer base. Any current or future pipeline system or other

Table of Contents	Glossary of Defined Terms

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
As of December 31, 2017, we had outstanding consolidated indebtedness of approximately $155.0 million. Our leverage could have important consequences. For example, it could:

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
In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90 percent of our REIT taxable income, and we will be subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we must rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market's perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity issuances may dilute the holdings of our current stockholders.
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
We face risks related to "balloon payments" and refinancings.
Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as "balloon payments." There can be no assurance that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot refinance this debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay

Table of Contents	Glossary of Defined Terms

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
Holders of the Convertible Notes do not and will not have any claim as a creditor against any of our present or future subsidiaries. Indebtedness and other liabilities of those subsidiaries, including trade payables, whether secured or unsecured, are structurally senior to our obligations to holders of the Convertible Notes. In the event of a bankruptcy, liquidation, reorganization or other winding up of any of our subsidiaries, such subsidiaries will pay the holders of their debts, holders of any equity interests, including fund investors, and their trade creditors before they will be able to distribute any of their assets to us (except to the extent we have a claim as a creditor of such subsidiary). Any right that we have to receive any assets of any of the subsidiaries upon the bankruptcy, liquidation, reorganization or other winding up of those subsidiaries, and the consequent rights of holders of Convertible Notes to realize proceeds from the sale of any of those subsidiaries' assets, will be effectively structurally subordinated to the claims of those subsidiaries' creditors, including trade creditors and holders of any preferred equity interests of those subsidiaries.
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
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, which may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a "Limit Up-Limit Down" program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Convertible

Table of Contents	Glossary of Defined Terms

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
If a "Make Whole Adjustment Event" (as defined in the Indenture) occurs, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Convertible Notes converted in connection with such Make Whole Adjustment Event. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction, all as set forth in the Indenture. The adjustment to the conversion rate for Convertible Notes converted in connection with a make whole fundamental change may not adequately compensate the holders for any lost value of their Convertible Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $45.00 per share or less than $30.00 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

of interest on the Convertible Notes at the maturity date, we will be required to deliver shares on the maturity date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that the holders receive will be adversely affected and would be less than the conversion value of the Convertible Notes on the conversion date.
Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes.
To the extent we issue shares of our common stock upon conversion of the Convertible Notes, the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of our common stock issuable upon such conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock.
Provisions of the Convertible Notes could discourage an acquisition of us by a third party.
Certain provisions of the Indenture and the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change under the Indenture, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. We may also be required to increase the conversion rate upon conversion or provide for conversion into the acquirer's capital stock in the event of certain fundamental changes. In addition, the Indenture and the Convertible Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes and the Indenture.
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

Table of Contents	Glossary of Defined Terms

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
We have elected to be a REIT for federal income tax purposes. In order to qualify as a REIT, a substantial percentage of our income must be derived from, and our assets consist of, real estate assets, and, in certain cases, other investment property. We have acquired and managed investments which satisfy the REIT tests. Whether a particular investment is considered a real estate asset for such purposes depends upon the facts and circumstances of the investment. Due to the factual nature of the determination, the IRS may challenge whether any particular investment will qualify as a real estate asset or realize income which satisfies the REIT income tests. In determining whether an investment is a real property asset, we will look at the Code and the IRS's interpretation of the Code in regulations, published rulings, private letter rulings and other guidance. In the case of a private letter ruling issued to another taxpayer, we would not be able to bind the IRS to the holding of such ruling. If the IRS successfully challenges our

Table of Contents	Glossary of Defined Terms

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
On August 31, 2016, the IRS issued final regulations to define real property under the REIT provisions, which provide that interests in real estate include inherently permanent structures such as pipelines and certain related assets.  The qualifying real estate assets in the energy infrastructure sector include electric transmission and distribution systems, pipeline systems, and storage and terminaling systems, among others. We believe that substantially all of the Grand Isle Gathering System, Pinedale LGS and Portland Terminal Facility constitute real estate assets under the REIT provisions consistent with the final regulations and certain private letter rulings. We have not obtained any private letter rulings with respect to the Grand Isle Gathering System or Portland Terminal Facility. We have received a private letter ruling and certain other confirmation from the IRS that certain Pinedale LGS assets qualify as real property for REIT purposes. If the Grand Isle Gathering System or Pinedale LGS does not constitute a real estate asset for federal income tax purposes, we would likely fail to continue to qualify as a REIT. If that should occur, it likely would prevent us from achieving our business objectives and could cause the value of our stock to decline.
Failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.
Beginning with our fiscal year ended December 31, 2013, we believe our income and investments have allowed us to meet the income and asset tests necessary for us to qualify for REIT status and we have elected to be taxed as a REIT for fiscal years 2013 through 2017. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. Accordingly, we cannot assure you that we will be organized or will operate to qualify as a REIT for future fiscal years. If, with respect to any taxable year, we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. After our initial election and qualification as a REIT, if we later failed to so qualify and we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for four subsequent taxable years. If we fail to qualify as a REIT, corporate-level income tax, including any applicable alternative minimum tax (which alternative minimum tax has been repealed for tax years after 2017), would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
Ownership limitation provisions in our charter may delay or prevent certain transactions in our shares, and could have the effect of delaying, deferring or preventing a transaction or change of control of our Company.
To maintain our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter includes provisions designed to ensure that not more than 50 percent in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Internal Revenue Code to include certain entities such as private foundations) at any time during the last half of any taxable year. Subject to the exceptions described below, our charter generally prohibits any person (as defined under the Internal Revenue Code to include certain entities) from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions of the Internal Revenue Code, (i) more than 9.8 percent (in value or in number of shares, whichever is more restrictive) of the issued and outstanding shares of our common stock or (ii) more than 9.8 percent in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for federal income tax purposes. We refer to these restrictions as the "ownership limitation provisions." Our charter further prohibits any person from beneficially or constructively owning shares of our capital stock that would result in us being "closely held" under Section 856(h) of the Code or otherwise failing to qualify as a REIT. Our charter

Table of Contents	Glossary of Defined Terms

also provides that any transfer of shares of our capital stock which would, if effective, result in our capital stock being beneficially owned by fewer than 100 persons (as determined pursuant to the Internal Revenue Code) shall be void ab initio and the intended transferee shall acquire no rights in such shares. These ownership limitation provisions may prevent or delay individual transactions in our stock that would trigger such provisions, and also could have the effect of delaying, deferring or preventing a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of common stock. However, upon request, our Board of Directors may waive the ownership limitation provisions with respect to a particular stockholder and establish different ownership limitation provisions for such stockholder. In granting such waiver, our Board of Directors may also require the stockholder receiving such waiver to make certain representations, warranties and covenants related to our ability to qualify as a REIT.
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
We intend to purchase certain properties and simultaneously lease those same properties back to the sellers. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a "true lease," thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or the "income tests" and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
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
As a REIT, we are required to distribute at least 90 percent of our REIT taxable income in order to deduct distributions to our stockholders, and as such we expect to continue to require additional capital to make new investments or carry existing investments. We may acquire additional capital from the issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities." As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank "senior" to our common stock in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common stock, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

Table of Contents	Glossary of Defined Terms

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
From time to time we may acquire C corporations or assets of C corporations in transactions in which the basis of the corporations' assets in our hands is determined by reference to the basis of the assets in the hands of the acquired corporations, or carry-over basis transactions.
In the case of assets we acquire from a C corporation in a carry-over basis transaction, if we dispose of any such asset in a taxable transaction (including by deed in lieu of foreclosure) during the five-year period beginning on the date of the carry-over basis transaction, then we will be required to pay tax at the highest regular corporate tax rate on the gain recognized to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted tax basis in the asset, in each case determined as of the date of the carry-over basis transaction. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a "deficiency dividend." Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. Although we are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to qualify as a REIT, we cannot predict how future changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the income tax consequences of such qualification.
Risks Related to Our Corporate Structure and Governance
Corridor may serve as a manager to other entities, which may create conflicts of interest not in the best interest of us or our stockholders.
Corridor's services under the Management Agreement are not exclusive, and, while it currently does not have any contractual arrangement to do so, it is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us so long as its services to us are not impaired by the provision of such services to others. Corridor and its members may have obligations to other entities, the fulfillment of which might not be in the best interests of us or our stockholders.
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

Table of Contents	Glossary of Defined Terms

In addition to the ownership limit provisions discussed above, certain provisions of our charter and of Maryland law may limit the ability of stockholders to control our policies and effect a change of control of our Company.
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

•
As described above, our charter includes a share ownership limit and other restrictions on ownership and transfer of shares, in each such case designed, among other purposes, to preserve our status as a REIT, which may have the effect of precluding an acquisition of control of us without the approval of our Board of Directors.

•	Under our charter, our Board of Directors is divided into three classes serving staggered terms, which may make it more difficult for a hostile bidder to acquire control of us.

•
Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law relating to the filling of vacancies on our Board of Directors. Further, through provisions in our charter and bylaws unrelated to Subtitle 8, we (1) require a two-thirds vote for the removal of any director from the board, which removal must be for cause, (2) vest in the board the exclusive power to fix the number of directors, subject to limitations set forth in our charter and bylaws, (3) have a classified Board of Directors and (4) require that, unless a special meeting of stockholders is called by the chairman of our Board of Directors, our chief executive officer, our president or our Board of Directors, such a special meeting may only be called to consider and vote on any matter that may properly be considered at a meeting of stockholders at the request of stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting.

•
In addition, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our Board of Directors also may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.

•
Our bylaws include advance notice provisions, governing stockholders' director nominations or proposal of other business to be considered at an annual meeting of our stockholders, requiring the continuous ownership by the stockholder(s) putting forth any such nominee or proposal of at least one percent (1%) of our outstanding shares of beneficial interest for a minimum period of at least three years prior to the date of such nomination or proposal and through the date of the related annual meeting (including any adjournment or postponement thereof), each as specified in the bylaws.

•
Our bylaws designate certain Maryland courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a judicial forum that our stockholders believe is favorable for disputes with us or our directors, officers or employees.

Table of Contents	Glossary of Defined Terms

The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our Company. These provisions may prevent any premiums being offered to you for our common stock.
Our ability to pay dividends is limited by the requirements of Maryland law.
Our ability to pay dividends on our common stock and Series A Preferred Stock is limited by the laws of Maryland. Under the Maryland General Corporation Law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities plus, unless the corporation's charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock and the Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock and the Series A Preferred Stock.
Additional Risks to Our Stockholders
Our use of leverage increases the risk of investing in our securities and will increase the costs borne by common stockholders.
Our use of leverage through the issuance of any preferred stock or debt securities, and any additional borrowings or other transactions involving indebtedness (other than for temporary or emergency purposes) are or would be considered "senior securities" and create risks. Leverage may adversely affect common stockholders. If the return on securities acquired with borrowed funds or other leverage proceeds does not exceed the cost of the leverage, the use of leverage could cause us to lose money.
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

Table of Contents	Glossary of Defined Terms

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
Our leases will generally require the tenant companies to carry comprehensive liability and casualty insurance on our properties comparable in amounts and against risks customarily insured against by other companies engaged in similar businesses in the same geographic region as our tenant companies. We believe the required coverage will be of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property if our tenant company fails to pay us the casualty value in excess of such insurance limit, if any, or to indemnify us for such loss. This would in turn reduce the amount of income available for distributions. We would, however, remain obligated to repay any secured indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA"), which extended such program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold will be raised gradually from its current level of $100 million in 2014 to $200 million in 2020. Additionally, the bill increases insurers' co-payments for losses exceeding their deductibles, in annual steps, from 15% in 2014 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. Further, if TRIPRA is not continued beyond 2020 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties. There can be no assurance our tenant companies will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

Table of Contents	Glossary of Defined Terms

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
A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.
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
Either the borrowers under any loan documents we hold, or any of their affiliates, the guarantors of the borrowers' obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. Such a bankruptcy could delay efforts to collect past due balances under the loan documents, could ultimately preclude full collection of these sums, and could cause a decrease or cessation of principal and interest payments under the loan documents. If any of these events occur, our cash flow and funds available for distributions to our stockholders would be adversely affected.
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

Table of Contents	Glossary of Defined Terms

In the event of a foreclosure on the energy infrastructure real property assets held by a borrower, we may not be able to sell such assets at a price equal to, or greater than, the loan amount and accrued unpaid interest under the loan documents, which may lead to a decrease in the value of our assets.
Given the specialized nature of the borrowers' assets and the fact they are predominantly employed in support of the borrowers' operations, there can be no assurance that we would be able to find another buyer for these assets if financial distress on the part of a borrower forced us to foreclose on our security interest. Further, even if we were able to sell the assets, such sale may occur at a price less than the amount required to recover our loan balances and accrued unpaid interest under the loan documents, which could adversely impact the value of our assets and our ability to make distributions to our stockholders.
We may experience an impairment in the value of our loan to a borrower related to a deterioration in the credit worthiness of the borrower or a decline in the fair market value of the energy infrastructure real property assets securing the loan.
A deterioration in the credit worthiness of a borrower, due to changing business conditions or otherwise, or a decline in the fair market value of the energy infrastructure real property assets securing any of our loans to a borrower, could require us to recognize an "other-than-temporary" impairment in the value of the promissory note secured by the assets if we were to determine that such loan was in an unrealized loss position and we did not have the ability and intent to hold such asset to maturity or for a period of time sufficient to allow for recovery of the value of the underlying assets. If such a determination were made, we would recognize unrealized losses through earnings and write down the asset value of such loan to a new cost basis, based on the fair value of the assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; a subsequent disposition or sale of the loan through foreclosure or otherwise could further affect our future losses or gains, as they would be based on the difference between the sales price received and the adjusted amortized cost of such loan at the time of sale.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

Table of Contents	Glossary of Defined Terms

ITEM 2. PROPERTIES
Leased Energy Infrastructure Assets
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. The following summarizes our investments in energy infrastructure assets that are leased on a triple-net basis to their respective operators as of December 31, 2017:

Asset Name	Owner/Landlord	Tenant	Asset Location	Asset Description	Encumbrances (1)
Grand Isle Gathering System	Grand Isle Corridor, LP	Energy XXI GIGS Services, LLC (2)	Gulf of Mexico / Louisiana	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system	Security for the Company's $160 million revolving credit facility with Regions Bank

Pinedale Liquids Gathering System	Pinedale LP (3)	Ultra Wyoming LGS LLC (4)	The Pinedale Anticline in Wyoming	Approximately 150 miles of pipelines and four central storage facilities	Security for the Amended Pinedale Term Credit Facility

Portland Terminal Facility	LCP Oregon Holdings, LLC	Zenith Energy Terminals Holdings LLC (5)	Portland, OR	A 39-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1.5 million barrels	Security for the Company's $160 million revolving credit facility with Regions Bank
(1) For additional information, see Part IV, Item 15, Note 11 ("Debt") included in this Report.
(2)    Energy XXI GIGS Services, LLC's obligations under the GIGS Lease Agreement are guaranteed by EXXI. For additional information, see "Additional Information Concerning the Grand Isle Gathering System" below.

(3)    Prudential funded a portion of the original Pinedale LGS acquisition and, as a limited partner, held 18.95 percent of the economic interest in Pinedale LP. Pinedale LP I, our wholly-owned subsidiary, acquired Prudential's 18.95 percent economic interest on December 29, 2017. Pinedale GP, our wholly owned subsidiary, holds the remaining 81.05 percent economic interest.

(4)    Ultra Wyoming's obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum's operating subsidiary, Ultra Resources. For additional information, see "Additional Information Concerning the Pinedale LGS" below.

(5)    Zenith Terminals is a wholly-owned subsidiary of Arc Logistics, which has guaranteed its obligations under the Portland Lease Agreement. For additional information, see "Additional Information Concerning the Portland Terminal Facility" below.

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
The subsea pipelines forming the majority of the Grand Isle Gathering System and certain other components, such as the buildings and saltwater disposal facilities, have useful lives that extend beyond the initial term of the GIGS Lease Agreement, and the system is critical to EXXI's core operations. The Grand Isle Gathering System provides shoreline terminal access to 43 offshore platforms producing from seven fields. Some of these fields have produced for over 50 years, and continue to produce. In November 2017, EXXI described a drilling inventory of approximately 50 locations spread across the company's entire asset base, and its intention to drill "at least five to eight wells with our focus on prospects within our core area." Actual wells drilled will be dependent on economics, but these data suggest the possibility of several years of drilling activity remaining. From its analysis, CORR assumes average Grand Isle Gathering System well lives of 10 to 20 years depending on the field, implying a long-term continued need for transport and terminaling services.
The primary term of the Grand Isle Lease Agreement is 11 years, with an initial renewal term of nine years, subject to certain conditions. During the initial term of the Grand Isle Lease Agreement, the EXXI Tenant is required to make minimum monthly rental payments that were initially $2.6 million in year one, increase to a maximum of $4.2 million in year seven and decline to $3.5 million in year eleven. In addition, the EXXI Tenant will pay variable rent payments based on a ten percent participation above a pre-defined threshold, which will be calculated monthly on the volumes of EXXI oil that flow through the Grand Isle Gathering System, multiplied by the average daily closing price of crude oil for the applicable calendar month. Participating rent is capped at 39 percent of the total rent for each month. There were no participating rents paid in 2017.
In view of the fact that EXXI leases a substantial portion of the Company's net leased property which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with the Company, are expected to have a considerable impact on our results of operations and cash flows.

Table of Contents	Glossary of Defined Terms

EXXI is subject to the reporting requirements of the Exchange Act and required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of EXXI can be found on the SEC's website at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EXXI, but has no reason to doubt the accuracy or completeness of such information. In addition, EXXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.
Additional Information Concerning the Pinedale LGS
Pinedale LP acquired the Pinedale LGS with associated real property rights in the Pinedale Anticline in Wyoming from an indirect wholly-owned subsidiary of Ultra Petroleum on December 20, 2012. Prudential owned an 18.95 percent economic interest in the Pinedale LGS as a co-investor with us through December 29, 2017, at which point Pinedale LP I, our wholly-owned subsidiary, purchased the 18.95 percent economic interest from Prudential.
The Pinedale LGS consists of more than 150 miles of pipelines and four central storage facilities that are utilized by Ultra Petroleum as a method for the gathering of commingled hydrocarbon stream. The Pinedale LGS has a current capacity of approximately 45 thousand barrels per day. This stream is separated into its components of water, condensate and natural gas, for the purpose of subsequently storing, selling or disposing of these separated components. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and natural gas is sold by Ultra Petroleum or otherwise used by Ultra Petroleum for fueling on-site operational equipment. Ultra Petroleum's non-operating working interest partners in the Pinedale field where the Pinedale LGS is located pay Ultra Petroleum a fee for the use of Ultra Petroleum's LGS. To date, no major operational issues have been reported with respect to the Pinedale LGS. We believe that the Pinedale LGS is critically necessary to support the production of reserves for Ultra Petroleum, which reports the rental expense as part of its Lifting and Operating Expenses ("LOE") in the field.
The underground pipelines constituting the majority of the Pinedale LGS and certain other components, such as the separators, have useful lives that extend beyond the initial term of the Pinedale Lease Agreement. Additionally, we believe that the Pinedale LGS is capable of being expanded at a relatively low incremental cost by, for example, adding additional separating equipment. Operators in the Pinedale field have indicated estimated average well lives as high as 40 years. For its internal analysis, CORR assumes average Pinedale well lives of 35 years. In February 2018, UPL described Pinedale as having a 4,600 vertical well drilling inventory and a possible horizontal drilling inventory of 1,600 well locations. Actual wells drilled will be dependent on economics, but these data suggest the potential for multiple decades of drilling location inventory with the last of these wells continuing to produce for 35 years thereafter, providing a long-term perspective on the utility of the Pinedale LGS.
Most of Ultra Petroleum's exploration and development in the Pinedale field takes place on land under the jurisdiction of the Bureau of Land Management ("BLM"). The BLM has the authority to approve or deny oil and gas leases or to impose environmental restrictions on leases where appropriate. The BLM issued the Pinedale Record of Decision ("ROD") in September 2008. Under the ROD, Ultra Petroleum gained year-round access to the Pinedale field for drilling and completion activities in development areas, provided Ultra Petroleum conducts an environmental mitigation effort, which includes the use of a liquids gathering system. This additional access resulted in increased drilling efficiencies and allowed for accelerated development of the field.
During the initial fifteen-year term of the Pinedale Lease Agreement, we will receive a fixed minimum annual rent ("base rent"), adjusted annually for changes based on the CPI (subject to a 2.00 percent annual cap). On January 1, 2018, the base rent increased by 2.00 percent to approximately $21.3 million annually. We also are eligible for a participating rent component based on the increase in volumes, if any, of condensate and water that flowed through the Pinedale LGS over a baseline established at inception of the lease, subject to a maximum annual rental payment during the initial fifteen-year term of $27.5 million. Beginning in the third quarter 2017, the Company received its first variable rent payments since lease inception. Total variable rent recorded for the year ended December 31, 2017 was $587 thousand.
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

Additional Information Concerning the Portland Terminal Facility
In January 2014, the Company entered into a triple-net lease with Zenith Terminals (f/k/a Arc Terminals) for use of the Portland Terminal Facility, with the tenant's obligations under the lease guaranteed by Arc Logistics. The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services. Our ownership interest in the Portland Terminal Facility partially secures borrowings under the CorEnergy Credit Facility.
In November 2015, we completed funding of an additional $10.0 million of terminal-related improvement projects in support of the tenant's commercial strategy to optimize the Portland Terminal Facility and generate stable cash flows, including: (i) upgrade a portion of the existing storage assets; (ii) enhance existing terminal infrastructure; and (iii) develop, design, engineer and construct throughput expansion opportunities.
Our fixed minimum base rents ("base rent") for the initial fifteen-year term increased to approximately $6.2 million following the completion of the improvement projects. The base rent is subject to a cumulative CPI adjustment in year five of the initial term, with annual CPI adjustments thereafter. We are also eligible for a variable rent component based on daily volume increases over base daily volumes defined in the lease. Under the terms of the lease the lessee has a purchase option on the Portland Terminal Facility, which became effective in February 2017, whereby it can exercise with 90 days' notice, as well as lease termination options on the fifth and tenth anniversary of the lease. The purchase option and termination options are subject to payment provisions and termination fees as prescribed under the lease.
On December 21, 2017, Arc Logistics completed its previously announced merger, whereby it was acquired by Zenith. In its earlier proxy related to the merger, Arc Logistics described a number of different actions available to it under the Portland Lease Agreement, which include (i) continuing with the current terminal lease, (ii) exercising its buy-out option on the terminal or (iii) terminating the lease at its fifth anniversary, subject to the termination provisions in the lease. The proxy suggested that Arc Logistics had not yet decided which of those plans of action it may select, and it remains unclear whether the merger will have any impact on whether, or when, any of the options would be exercised. We have not received notice with respect to either a buy-out or termination option election and, to date, the terminal lease continues to operate in the same manner as was the case prior to the merger. In January 2018, we entered into an amendment with Zenith Terminals which extended the notice period for the fifth anniversary termination option for an additional six months, from February 1, 2018 to August 1, 2018.
Other Energy Infrastructure Assets
MoGas Pipeline System
Our wholly-owned TRS, Corridor MoGas, Inc., owns all of the membership interests in a subsidiary that owns and operates the MoGas Pipeline System, which consists of an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, and certain related real and personal property. The MoGas Pipeline System, which is regulated by FERC, receives natural gas at three separate receipt points from third party interstate gas pipelines and delivers that gas through 24 different delivery points to investor-owned natural gas distribution companies, municipalities and end users. MoGas has eight firm transportation customers. We provide REIT-qualifying intercompany mortgage financing secured by the real property assets of MoGas and United Property Systems, which allows for a maximum principal balance of $90.0 million. Our ownership interest in the MoGas Pipeline System partially secures borrowings under the CorEnergy Credit Facility.
Omega Pipeline (Mowood, LLC)
We indirectly hold 100 percent of the equity interests in Omega through Mowood, which was a TRS of the Company until December 31, 2017, as discussed further below. Mowood is the holding company of Omega, a natural gas service provider located primarily on the Department of Defense's Fort Leonard Wood military post in south-central Missouri. Omega has a long-term contract with the Department of Defense, which was renewed for an additional 10-year term in January 2016, to provide natural gas distribution to Fort Leonard Wood through Omega's approximately 75-mile pipeline distribution system on the post. In addition, Omega has historically provided natural gas marketing services to several customers in the surrounding area.
During 2017, we received a private letter ruling from the IRS which, among other items, qualified the revenue from our long-term contract with Fort Leonard Wood as representing rents from real property. Accordingly, the revenue from the Fort Leonard Wood contract is considered REIT-qualifying income. As a result of the favorable ruling, we converted Omega from a taxable REIT subsidiary to a qualified REIT subsidiary. Omega's natural gas marketing service contracts with customers other than Fort Leonard Wood were sold to a newly created indirect wholly-owned TRS of the Company, Omega Gas Marketing, LLC.

Table of Contents	Glossary of Defined Terms

Principal Location
Our principal executive office is located at 1100 Walnut Street, Suite 3350, Kansas City, MO 64106.
ITEM 3. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is traded on the New York Stock Exchange ("NYSE"), under the symbol "CORR". The following table sets forth the range of high and low sales prices of our common shares and the dividends declared by us for each fiscal quarter for our two most recent fiscal years:

	Price Range		Cash Dividend per Share
	High	Low
2017
First quarter	$37.00	$31.45	$0.7500
Second quarter	37.25	32.71	0.7500
Third quarter	36.62	31.50	0.7500
Fourth quarter	38.90	34.51	0.7500
2016
First quarter	$20.24	$10.90	$0.7500
Second quarter	29.18	18.22	0.7500
Third quarter	32.28	27.10	0.7500
Fourth quarter	36.04	23.21	0.7500
On December 1, 2015, we completed a 1-for-5 reverse stock split, which was previously approved by our Board of Directors. All issued and outstanding common stock and per share amounts have been retroactively adjusted to reflect this reverse stock split for all periods presented. As of December 31, 2017, we had 34 stockholders of record.
Dividends
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay dividends to stockholders. The amount of any dividend is recorded on the ex-dividend date.
The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. Although there is no assurance that we will continue to make regular dividend payments, we continue to believe that our investments should support sustainable 2018 dividends on a quarterly basis, and an estimated total 2018 annualized dividend of $3.00 per share.
Stock Repurchase Plan
On December 31, 2015, the Board of Directors authorized a share repurchase program for us to buy up to $10.0 million of our common stock from time to time through open market transactions, including block purchases, privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases were determined by senior management, depending on market prices and other conditions. Purchases under the program were allowed through December 31, 2016. During the year ended December 31, 2016, we repurchased 90,613 shares for approximately $2.0 million in cash. We did not repurchase any of our common shares during the year ended December 31, 2017.

Table of Contents	Glossary of Defined Terms

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
For as long as we qualify for taxation as a REIT, we generally will not be subject to Federal corporate income taxes on net income that we currently distribute to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and security holder levels) that generally results from investment in a "C" corporation. A "C" corporation is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when the income is distributed.
As long as we qualify as a REIT, distributions made to our taxable U.S. stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends or retained capital gains) will be taken into account by them as ordinary income, and corporate stockholders will not be eligible for the dividends received deduction as to such amounts. If we received qualified dividend income and designate such portion of our distributions as qualified dividend income in a written notice mailed no later than 60 days after the close of its taxable year, an individual U.S. stockholder may qualify (provided holding period and certain other requirements are met) to treat such portion of the distribution as qualified dividend income, eligible to be taxed at the reduced maximum rate of 20 percent. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of such stockholder's common stock, but rather will reduce the adjusted basis of such shares as a return of capital. To the extent that such distributions exceed the adjusted basis of a stockholder's common stock, they will be included in income as long-term capital gains (or short-term capital gain if the shares have been held for one year or less), assuming the shares are a capital asset in the hands of the stockholder. Distributions that we properly designate as capital gain dividends will be taxable to stockholders as gains (to the extent they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year. If we designate any portion of a dividend as a capital gain dividend, a U.S. stockholder will receive an Internal Revenue Service Form 1099-Div indicating the amount that will be taxable to the stockholder as a capital gain. As a REIT, we will be subject to corporate level tax on certain built-in gains if such assets are sold during the 5-year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT's adjusted tax basis at the time of conversion or the asset was acquired from a C corporation and our initial tax basis in the asset is less than the fair market value of the asset. In addition, a REIT may not have earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, we paid sufficient dividends in 2013 to distribute all accumulated earnings and profits.
We may, from time to time, own and operate certain properties through C corporation subsidiaries and will treat those subsidiaries as either "qualified REIT subsidiaries," or "taxable REIT subsidiaries." If a REIT owns a corporate subsidiary that is a "qualified REIT subsidiary," the separate existence of that subsidiary generally will be disregarded for Federal income tax purposes. A "taxable REIT subsidiary" is an entity taxable as a corporation in which we own stock and that elected with us to be treated as a taxable REIT subsidiary under Section 856(1) of the Code. A taxable REIT subsidiary is subject to Federal income tax, and state and local income tax where applicable, as a regular "C" corporation.
Our tax expense or benefit attributable to the taxable REIT subsidiary is included in the Consolidated Statements of Income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Recent Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2017 that were not registered under the Securities Act of 1933, nor did we repurchase any of our equity securities during the year ended December 31, 2017.
Performance Graph
We operate as a REIT and primarily own assets in the midstream and downstream U.S. Energy sectors that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas transmission and distribution assets. The following graph sets forth the cumulative return on our common stock between January 1, 2013 and December 31, 2017, as compared to the following set of relevant indices: FTSE NAREIT All Equity REIT Index ("FTSE NAREIT"), the Dow Jones Utilities Average Index ("DJ UTIL"), the S&P Global Infrastructure Index ("SPGTIND") and the Alerian MLP Index ("AMZ"). The graph assumes a $100 investment was made on December 31, 2012 in each of our common stock, the FTSE NAREIT, the DJ UTIL, the SPGTIND and the AMZ, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance.

Table of Contents	Glossary of Defined Terms

The performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

	Cumulative Value of $100 Investment, through December 31,
	2012	2013	2014	2015	2016	2017
CorEnergy Infrastructure Trust, Inc.	$100.00	$124.53	$121.47	$61.01	$165.17	$197.08
FTSE NAREIT All Equity REIT Index	100.00	102.86	131.69	135.41	147.42	160.20
Dow Jones Utilities Average Index	100.00	112.69	147.23	142.71	168.66	191.17
S&P Global Infrastructure Index	100.00	114.99	130.27	115.30	129.62	155.69
Alerian MLP Index	100.00	127.59	133.72	90.14	106.64	99.69
Our shares began trading on the New York Stock Exchange ("NYSE") on February 2, 2007. Since December 3, 2012, our common stock has traded under the symbol "CORR".
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes included in this Report. Our consolidated financial statements include our accounts and our wholly-owned subsidiaries. The financial information presented below has been derived from our audited consolidated financial statements, which financial statements have been audited by Ernst & Young LLP, our independent registered public accounting firm. The historical data is not necessarily indicative of results to be expected for any future period. The balance sheet data below reflects the reclassification of deferred financing costs under FASB Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issue Costs, which was adopted on January 1, 2016, retrospectively.

Table of Contents	Glossary of Defined Terms

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data
Total revenue	$88,749,377	$89,250,586	$71,288,935	$40,308,573	$31,286,020
Net income attributable to CorEnergy stockholders	32,602,790	29,663,200	12,319,911	7,013,856	4,502,339
Net income attributable to CorEnergy Common stockholders	24,648,802	25,514,763	8,471,083	7,013,856	4,502,339
Per Share Data
Net income attributable to CorEnergy Common stockholders:
Basic	$2.07	$2.14	$0.79	$1.06	$0.93
Diluted	2.07	2.14	0.79	1.06	0.93
Cash dividends declared per common share(1)	3.000	3.000	2.750	2.570	1.875
Other Data
AFFO attributable to Common stockholders(2)
Basic	$4.25	$4.41	$3.77	$2.82	$2.62
Diluted	3.81	3.93	3.56	2.82	2.62
(1) Dividends in 2013 were impacted by our change in year-end during 2012.
(2) We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider Adjusted Funds From Operations ("AFFO") to be an appropriate measure of operating performance of an equity REIT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" included in Item 7 of this Report for a reconciliation of AFFO to our GAAP earnings.

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data
Total assets	$633,418,113	$650,732,571	$677,979,621	$443,815,842	$283,875,659
Current debt maturities	3,528,000	7,128,556	66,132,000	3,528,000	2,940,000
Long-term debt	149,249,437	193,504,324	150,732,752	63,532,000	67,060,000
CorEnergy equity - Preferred	130,000,000	56,250,000	56,250,000	—	—
CorEnergy equity - Common	331,785,632	350,218,436	361,784,244	310,450,347	177,193,340
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements included or incorporated by reference in this Annual Report on Form 10-K may be deemed "forward-looking statements" within the meaning of the federal securities laws.  In many cases, these forward-looking statements may be identified by the use of words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," "targets," "predicts," "plans," "seeks," or similar expressions.  Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this Report.
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
BUSINESS OBJECTIVE
CorEnergy primarily owns assets in the midstream and downstream U.S. energy sectors that perform utility-like functions, such as pipelines, storage terminals, and transmission and distribution assets. Our objective is to provide stockholders with a stable and growing cash dividend, supported by long-term contracted revenue from operators of our assets, primarily under triple-net participating leases. We believe our leadership team's energy and utility expertise provides CorEnergy with a competitive advantage to own and acquire U.S. energy infrastructure assets in a tax-efficient, transparent REIT.
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

Table of Contents	Glossary of Defined Terms

transactions provide the energy company with a source of capital that is an alternative to sources such as corporate borrowing, bond offerings, or equity offerings.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of December 31, 2017, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following tables summarize the financial data and key operating statistics for CorEnergy for the calendar years ended December 31, 2017, 2016 and 2015. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Report.

Table of Contents	Glossary of Defined Terms

The following table and discussion is a summary of our results of operations for the calendar years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Revenue
Lease revenue	$68,803,804	$67,994,130	$48,086,072
Transportation and distribution revenue	19,945,573	21,094,112	14,345,269
Financing revenue	—	162,344	1,697,550
Sales revenue	—	—	7,160,044
Total Revenue	88,749,377	89,250,586	71,288,935
Expenses
Transportation and distribution expenses	6,729,707	6,463,348	4,609,725
Cost of Sales	—	—	2,819,212
General and administrative	10,786,497	12,270,380	9,745,704
Depreciation, amortization and ARO accretion expense	24,047,710	22,522,871	18,766,551
Provision for loan loss and disposition	—	5,014,466	13,784,137
Total Expenses	41,563,914	46,271,065	49,725,329
Operating Income	$47,185,463	$42,979,521	$21,563,606
Other Income (Expense)
Net distributions and dividend income	$680,091	$1,140,824	$1,270,755
Net realized and unrealized gain (loss) on other equity securities	1,531,827	824,482	(1,063,613)
Interest expense	(12,378,514)	(14,417,839)	(9,781,184)
Loss on extinguishment of debt	(336,933)	—	—
Total Other Expense	(10,503,529)	(12,452,533)	(9,574,042)
Income before income taxes	36,681,934	30,526,988	11,989,564
Income tax expense (benefit), net	2,345,318	(464,420)	(1,947,553)
Net Income	34,336,616	30,991,408	13,937,117
Less: Net Income attributable to non-controlling interest	1,733,826	1,328,208	1,617,206
Net Income attributable to CorEnergy Stockholders	$32,602,790	$29,663,200	$12,319,911
Preferred dividend requirements	7,953,988	4,148,437	3,848,828
Net Income attributable to Common Stockholders	$24,648,802	$25,514,763	$8,471,083

Other Financial Data (1)
Adjusted EBITDA	$67,944,360	$67,768,945	$51,283,331
NAREIT FFO	46,308,969	45,573,219	25,176,275
FFO	46,046,781	45,396,401	25,793,873
AFFO	50,536,194	52,438,268	40,306,355
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue. Consolidated revenues were $88.7 million for the year ended December 31, 2017 compared to $89.3 million for the year ended December 31, 2016, representing a decrease of $501 thousand. Lease revenue was $68.8 million and $68.0 million for the years ended December 31, 2017 and 2016, respectively, with the increase of approximately $810 thousand driven primarily by variable rent collected on the Pinedale lease during 2017. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $19.9 million and $21.1 million for the years ended December 31, 2017 and 2016, respectively. The $1.1 million decrease primarily resulted from projects performed in the prior year by Omega for Fort Leonard Wood and other construction projects at MoGas.
Transportation and Distribution Expenses. Transportation and distribution expenses were $6.7 million and $6.5 million for the years ended December 31, 2017 and 2016, respectively, representing an increase of $266 thousand. The increase relates primarily to planned pipeline integrity maintenance work at MoGas during 2017, partially offset by decreased costs at Omega due to projects performed at Fort Leonard Wood and other construction projects at MoGas.

Table of Contents	Glossary of Defined Terms

General and Administrative Expenses. General and administrative expenses were $10.8 million for the year ended December 31, 2017 compared to $12.3 million for the year ended December 31, 2016. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Years Ended December 31,
	2017	2016
Management fees	$7,213,720	$7,174,243
Acquisition and professional fees	2,380,918	3,320,581
Other expenses	1,191,859	1,775,556
Total	$10,786,497	$12,270,380
Management fees are directly proportional to our asset base. For the year ended December 31, 2017, management fees were consistent with the prior year due to minor fluctuations in the asset base. Incremental management fee resulting from the acquisition of the non-controlling interest in Pinedale LP, which closed on December 29, 2017, was waived by Corridor for the fourth quarter of 2017, given the timing of the acquisition. See Part IV, Item 15, Note 9 ("Management Agreement") for additional information.
Acquisition and professional fees for the year ended December 31, 2017 decreased $940 thousand from the prior-year period due to a $1.0 million decrease in professional fees. The decrease in professional fees for the year ended December 31, 2017 is primarily attributable to lower legal fees compared to the prior-year period related to legal fees incurred in the monitoring of our assets at Pinedale and GIGS during the bankruptcy proceedings.
Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. Asset acquisition costs for the year ended December 31, 2017 were relatively consistent with the prior-year period, increasing $72 thousand primarily due to increased focus on potential acquisition opportunities.
Other expenses for the for the year ended December 31, 2017 decreased $584 thousand compared to the prior-year period. The decrease is primarily related to (i) a non-cash gain recorded on settlement of accounts payable in the current-year period and (ii) higher expenses at Black Bison in the prior period due to the foreclosure and sale activities.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $24.0 million for the year ended December 31, 2017 compared to $22.5 million for the year ended December 31, 2016. This $1.5 million increase was primarily driven by (i) a reduction in the useful life of GIGS property to 26.5 years at the end of 2016 ($1.2 million) and (ii) a $433 thousand adjustment recorded in the prior-year period which reduced depreciation expense.
Provision for loan loss and disposition. For the year ended December 31, 2016, we recorded a provision for loan losses of approximately $5.0 million. The prior-year provision for loan losses related primarily to a write-down of $3.5 million on the SWD loans, with additional provisions recorded related to the Black Bison financing notes. There were no loan loss provisions recorded for the year ended December 31, 2017. For additional information, see Part IV, Item 15, Note 4 ("Financing Notes Receivable").
Net Distributions and Dividend Income. Net distributions and dividend income for the year ended December 31, 2017 was $680 thousand compared to $1.1 million for the year ended December 31, 2016. The portion of distributions and dividends deemed to be income versus a return of capital in any period are made at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities for the years ended December 31, 2017 and 2016 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

	For the Years Ended December 31,
	2017	2016
Gross cash distributions and dividend income received from investment securities	$949,646	$1,028,452
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	(148,649)	117,004
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	120,906	4,632
Net distributions and dividends recorded as income	$680,091	$1,140,824

Table of Contents	Glossary of Defined Terms

For the year ended December 31, 2017 compared to the year ended December 31, 2016, the decline in net distributions and dividends recorded as income versus the prior-year period was primarily due to a $266 thousand decrease in adjustments recorded in the first quarter of each year to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s, which depict our share of income and losses from the investment in the security and a change in the characterization of our distributions received from Lightfoot. In 2017, a higher percentage of the cash we received was deemed return of capital, whereas in 2016, nearly all distributions received were recorded as dividend income.
Net Realized and Unrealized Gain on Other Equity Securities. For the years ended December 31, 2017 and 2016, we recorded net gains on other equity securities of $1.5 million and $824 thousand, respectively, resulting in an increase of $707 thousand. The net gains recorded are directly related to fluctuations in the valuation of Lightfoot, which was dependent on the historical public share price of Arc Logistics, the valuation of its Gulf LNG interest and its GP interest. In August 2017, Arc Logistics and Lightfoot entered into a purchase agreement and plan of merger with Zenith, completed in December 2017, pursuant to which Zenith acquired the outstanding units of Arc Logistics held by Lightfoot, as well as Lightfoot's Gulf LNG and GP interests. The net gain recorded during the year ended December 31, 2017 is primarily due to gains realized related to Lightfoot upon completion of the Arc Logistics merger and valuation of the remaining investment in the Lightfoot LP and GP interests. The increase in the prior-year period was primarily the result of fluctuations in the public share price of Arc Logistics.
Interest Expense. For the years ended December 31, 2017 and 2016, interest expense totaled approximately $12.4 million and $14.4 million, respectively. This decrease was attributable to (i) the Company internally refinancing its pro rata share of the Pinedale Credit Facility on March 30, 2016, which resulted in a reduction of the outstanding debt balance with third parties, (ii) lower outstanding borrowings on the CorEnergy Revolver during 2017 and (iii) refinancing the CorEnergy Credit Facility during 2017, which included the payment of outstanding borrowings on the CorEnergy Term Loan.
Loss on Extinguishment of Debt. For the year ended December 31, 2017, a loss on extinguishment of debt totaling approximately $337 thousand was recorded in connection with entering into the amended and restated CorEnergy Credit Facility on July 28, 2017 and Amended Pinedale Term Credit Facility on December 29, 2017. There was no loss on extinguishment of debt recorded for the year ended December 31, 2016. For additional information, see Part IV, Item 15, Note 11 ("Debt").
Income Tax Expense (Benefit). Income tax expense was $2.3 million for the year ended December 31, 2017 compared to an income tax benefit of $464 thousand for the year ended December 31, 2016. Income tax expense for the year ended December 31, 2017 was primarily attributable to (i) the transition tax adjustment associated with application of lower effective tax rates from the Tax Cuts and Jobs Act enacted in December 2017 to existing deferred tax asset balances at our TRS entities, (ii) the write-off of certain deferred tax assets in connection with the reorganization of Omega from a TRS subsidiary to a REIT subsidiary and (iii) realized and unrealized gains recorded associated with our Lightfoot investment. The prior year tax benefit was the result of taxable losses incurred in certain of our TRS subsidiaries.
Net Income. Net income was $34.3 million and $31.0 million for the years ended December 31, 2017 and 2016, respectively, representing an increase of $3.3 million. For the years ended December 31, 2017 and 2016, net income attributable to CorEnergy stockholders was $32.6 million and $29.7 million, respectively. After deducting $8.0 million and $4.1 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the year ended December 31, 2017 was $24.6 million, or $2.07 per basic and diluted common share, as compared to $25.5 million, or $2.14 per basic and diluted common share, for the prior-year period.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue. Consolidated revenues were $89.3 million for the year ended December 31, 2016 compared to $71.3 million for the year ended December 31, 2015, representing an increase of $18.0 million. Lease revenue was $68.0 million and $48.1 million for the years ended December 31, 2016 and 2015, respectively, with the increase of approximately $19.9 million driven primarily by an increase of $20.3 million related to our GIGS asset which was acquired in June 2015. The 2016 period includes a full year of lease revenue related to the GIGS lease ($40.6 million) compared with lease revenues from the second half of 2015 in the prior-year period ($20.3 million). Additionally, base rents for the Portland Terminal Facility increased $176 thousand versus the prior-year period related to completion of the planned construction projects in November 2015. These increases were partially offset by a $638 thousand decline in lease revenues due to the termination of the PNM Lease Agreement on April 1, 2015.
Beginning in 2016, MoGas and Omega revenues have been combined and are presented net of Omega's natural gas and propane costs, subsequent to a new contract with the DOD. In accordance with GAAP, Omega's historical sales revenue and cost of sales prior to 2016 are presented separately, on a gross basis, and beginning in 2016 are included, net, in the transportation and distribution revenue line in the table above. On a comparative basis for analytical purposes, combined revenues net of cost of sales were $21.1 million and $18.7 million for the years ended December 31, 2016 and 2015, respectively. The $2.4 million increase primarily resulted from new projects taking place under the new DOD contract.

Table of Contents	Glossary of Defined Terms

Historically, financing revenues have been derived from our loans to BBWS and SWD. For the year ended December 31, 2016, financing revenues declined $1.5 million as compared to the prior-year period. Approximately $981 thousand of this decline was attributable to the loans to BBWS which were placed on a non-accrual status during the third quarter of 2015. No financing revenue was recognized on the BBWS loans during 2016. In addition, $501 thousand of the decline was attributable to the loans to SWD which became delinquent during the first quarter of 2016, at which time we recorded a loan loss reserve and placed the Four Wood loan on non-accrual basis. For additional information, see Part IV, Item 15, Note 4 ("Financing Notes Receivable").
Transportation and Distribution Expenses. Transportation and distribution expenses were $6.5 million and $4.6 million for the years ended December 31, 2016 and 2015, respectively, representing an increase of $1.9 million. The increase was primarily due to renewal and replacement project costs at Omega under the new DOD contract and other construction costs at Omega and MoGas.
General and Administrative Expenses. General and administrative expenses were $12.3 million for the year ended December 31, 2016 compared to $9.7 million for the year ended December 31, 2015. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Years Ended December 31,
	2016	2015
Management fees	$7,174,243	$5,740,276
Acquisition and professional fees	3,320,581	2,996,787
Other expenses	1,775,556	1,008,641
Total	$12,270,380	$9,745,704
Management fees are directly proportional to our asset base. For the year ended December 31, 2016, management fees increased $1.4 million compared to the year ended December 31, 2015 due primarily to (i) the acquisition of GIGS in June 2015 (the fee in GIGS was waived for the second quarter of 2015 given the timing of the acquisition) and (ii) certain fluctuations in the asset base.
The Management Agreement includes an incentive fee, calculated as a percentage of common stock dividends paid in excess of a predetermined threshold. In June 2015, we issued an additional 2.6 million shares of common stock to partially fund the acquisition of GIGS and subsequently raised our quarterly common stock dividend to $0.75 per share on January 26, 2016. The increase in common stock dividends paid and the increase in the number of common shares outstanding resulted in a $415 thousand increase in the incentive fees paid to the Manager for the year ended December 31, 2016, as compared to the prior year. During the years ended December 31, 2016 and 2015, the Manager voluntarily waived approximately $88 thousand and $133 thousand, respectively, of the incentive fees that would have otherwise been payable under the Management Agreement. See Part I, Item 1, Business and Part IV, Item 15, Note 9 ("Management Agreement") included in this Report for additional information.
Acquisition and professional fees for the year ended December 31, 2016 increased $324 thousand from the prior-year period. An increase of $673 thousand in professional fees was partially offset by a $350 thousand decrease in asset acquisition expenses. The increase in professional fees for the year ended December 31, 2016 is primarily attributable to (i) legal and other fees associated with monitoring our Pinedale and GIGS assets during bankruptcy proceedings of our tenants, and (ii) the March 2016 assignment and modification of the Pinedale Credit Facility. Additionally, we incurred incremental expenses related to the Black Bison foreclosure and sale activities and the valuation of the Four Woods REIT Loan collateral.
Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. Due to the uncertainty in the energy industry and the number of energy companies going through the bankruptcy process in 2016, we experienced lower asset acquisition costs. As a result, asset acquisition costs for the year ended December 31, 2016 decreased $350 thousand compared to the prior-year period.
Other expenses for the for the year ended December 31, 2016 increased $767 thousand compared to the prior-year period. Together with valuation and other costs associated with the Black Bison foreclosure, the increase was predominantly related to Black Bison operating costs subsequent to the foreclosure. We also incurred additional costs in 2016 in connection with (i) travel related to monitoring of our assets and participation in industry conferences, (ii) costs and fees associated with our January 2016 Form S-3 Registration Statement and our February 2016 Prospectus Supplement and (iii) increased syndicate services fees associated with the CorEnergy Revolver.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $22.5 million for the year ended December 31, 2016 compared to $18.8 million for the year ended December 31, 2015. The increase was primarily a result of including a full year of depreciation, amortization and ARO accretion expense related to GIGS in the year ended December 31, 2016 compared to half of a year in 2015, as GIGS was acquired on June 30, 3015. This increase was partially offset by a decrease in depreciation expense due to the termination of the PNM lease Agreement on April 1, 2015.

Table of Contents	Glossary of Defined Terms

Provision for loan loss and disposition. For the years ended December 31, 2016 and 2015, we recorded a provision for loan losses of approximately $5.0 million and $13.8 million, respectively. The provision for loan losses in 2016 related primarily to a write-down of $3.5 million on the SWD loans, with additional provisions recorded related to the Black Bison financing notes, while the provision for loan loss in 2015 related to the write down of the Black Bison financing notes. For additional information, see Part IV, Item 15, Note 4 ("Financing Notes Receivable").
Net Distributions and Dividend Income. Net distributions and dividend income for the year ended December 31, 2016 was $1.1 million compared to $1.3 million for the year ended December 31, 2015. The portion of distributions and dividends deemed to be income versus a return of capital in any period are made at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities for the years ended December 31, 2016 and 2015 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

	For the Years Ended December 31,
	2016	2015
Gross cash distributions and dividend income received from investment securities	$1,028,452	$1,021,010
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	117,004	371,323
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	4,632	121,578
Net distributions and dividends recorded as income	$1,140,824	$1,270,755
For the year ended December 31, 2016 compared to the year ended December 31, 2015, the decline in net distributions and dividends recorded as income versus the prior-year period was primarily due to a $254 thousand decrease in adjustments recorded in the first quarter of each year to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s, which depict our share of income and losses from the investment in the security. This decrease was partially offset by a change in the characterization of our distributions received from Lightfoot. In 2015, a higher percentage of the cash we received was deemed return of capital, whereas in 2016, nearly all distributions received were recorded as dividend income.
Net Realized and Unrealized Gain (Loss) on Other Equity Securities. For the year ended December 31, 2016, we recorded a net gain on other equity securities of $824 thousand compared to a $1.1 million net loss recorded for the year ended December 31, 2015, an increase of $1.9 million. The increase from 2015 was primarily due to a combination of (i) a $1.7 million increase in unrealized gains due to fluctuations in the valuation of Lightfoot, (ii) a 2015 valuation loss of $355 thousand on the Black Bison warrant and (iii) a $254 thousand decrease in adjustments recorded in the first quarter of each year to reclassify previously unrealized gains as dividend income upon the receipt of the annual K-1s, which depict our share of income and losses from the investment in the security, offset by (iv) a $321 thousand decrease in unrealized gain on the 18-month escrow associated with the sale of VantaCore recognized during 2015.
The increase in valuation of Lightfoot for the year ended December 31, 2016 was primarily due to an increase in the historical public share price of Arc Logistics, as well as the November 2016 expiration of a previously-applied subordination discount which ranged between 11.8 percent and 15.2 percent at December 31, 2015. Arc Logistics' historical share price on December 31, 2016 was $15.93 per share, an increase of $2.66 per share as compared to the undiscounted share price on December 31, 2015.
Interest Expense. For the years ended December 31, 2016 and 2015, interest expense totaled approximately $14.4 million and $9.8 million, respectively. This increase was predominantly the result of the debt incurred in connection with the acquisition of GIGS in June 2015. The Convertible Notes accounted for approximately $4.3 million of the increase while our $45.0 million draw on the CorEnergy Term Loan accounted for approximately $842 thousand of the increase. These increases were partially offset by the internal refinancing of our pro rata share of the Pinedale Credit Facility on March 30, 2016, which resulted in a reduction of the outstanding debt balance with third parties in comparison to the prior-year period. In addition, the deferred debt costs associated with the Pinedale Credit Facility were fully amortized as of March 30, 2016.
Income Tax Benefit. Income tax benefit was $464 thousand and $1.9 million for the years ended December 31, 2016 and 2015, respectively, representing a decrease of $1.5 million. The decrease was primarily attributable to higher taxable income at our TRS entities, including higher income as a result of the valuation of Lightfoot, further discussed above.
Net Income. Net income was $31.0 million and $13.9 million for the years ended December 31, 2016 and 2015, respectively, representing an increase of $17.1 million. For the years ended December 31, 2016 and 2015, net income attributable to CorEnergy stockholders was $29.7 million and $12.3 million, respectively. After deducting $4.1 million and $3.8 million for the portion of

Table of Contents	Glossary of Defined Terms

preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the year ended December 31, 2016 was $25.5 million, or $2.14 per basic and diluted common share, as compared to $8.5 million, or $0.79 per basic and diluted common share, for the prior-year period.
Common Equity Attributable to CorEnergy Stockholders per Share
As of December 31, 2017, our common equity decreased by approximately $18.4 million to $331.8 million from $350.2 million as of December 31, 2016. This decrease principally consists of: (i) dividends paid to our stockholders of approximately $43.9 million, (ii) $5.6 million related to the difference between the fair value of the purchase consideration and the carrying value associated with the acquisition of Prudential's 18.95 percent non-controlling equity interest in Pinedale LP and (iii) $2.6 million of offering costs related to the issuance of 7.375% Series A Preferred Stock, offset by (iv) net income attributable to CorEnergy common stockholders of approximately $32.6 million and (v) $1.0 million of common stock issued pursuant to reinvestment of dividends through the dividend reinvestment plan (DRIP) or director's compensation plans. The following book value per common share table does not reflect non-controlling interest equity.

Book Value Per Common Share
Analysis of Equity	December 31, 2017	December 31, 2016
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 and $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 and 22,500 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$130,000,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,915,830 and 11,886,216 shares issued and outstanding at December 31, 2017 and December 31, 2016 (100,000,000 shares authorized)	11,916	11,886
Additional paid-in capital	331,773,716	350,217,746
Accumulated other comprehensive loss	—	(11,196)
Total CorEnergy Stockholders' Equity	$461,785,632	$406,468,436
Subtract: 7.375% Series A Preferred Stock	(130,000,000)	(56,250,000)
Total CorEnergy Common Equity	$331,785,632	$350,218,436
Common shares outstanding	11,915,830	11,886,216
Book Value per Common Share	$27.84	$29.46
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. Our presentation of Adjusted EBITDA represents income attributable to common stockholders adjusted for net realized and unrealized (gain) loss on securities; depreciation, amortization and ARO accretion; (gain) loss on extinguishment of debt; interest expense, net; provision for loan losses; and preferred dividend requirements, less distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period; non-cash settlement of accounts payable;

Table of Contents	Glossary of Defined Terms

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
The following table presents a reconciliation of Income Attributable to Common Stockholders, as reported in the Consolidated Statements of Income and Comprehensive Income to Adjusted EBITDA:

	For the Years Ended December 31,
	2017	2016	2015
Income Attributable to Common Stockholders	$24,648,802	$25,514,763	$8,471,083
Add:
Net realized and unrealized (gain) loss on securities(1)	(1,410,921)	(819,850)	1,185,191
Depreciation, amortization, and ARO accretion	24,047,710	22,522,871	18,766,551
Loss on extinguishment of debt	336,933	—	—
Interest expense, net	12,378,514	14,417,839	9,781,184
Provision for loan losses	—	5,014,466	13,784,137
Preferred dividend requirements	7,953,988	4,148,437	3,848,828
Less:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period(2)	(148,649)	117,004	371,323
Non-cash settlement of accounts payable	221,609	—	—
Non-controlling interest attributable to depreciation, amortization, and interest expense(3)	2,283,024	2,448,157	2,234,767
Income tax (expense) benefit	(2,345,318)	464,420	1,947,553
Adjusted EBITDA	$67,944,360	$67,768,945	$51,283,331
(1) Realized gains of $1.2 million related to the sale of interests in Lightfoot LP and Lightfoot GP have been excluded from Adjusted EBITDA for the year ended December 31, 2017. Refer to Part IV, Item 15, Note 10 ("Fair Value") for additional discussion.

(2) We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict our share of income and losses from the investment in the security, previously unrealized gains can be reclassified as dividend income.

(3) ARO accretion expense has no impact on non-controlling interest.
NAREIT FFO
FFO is a widely used measure of the operating performance of real estate companies that supplements net income determined in accordance with GAAP. As defined by the National Association of Real Estate Investment Trusts, NAREIT FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses of depreciable properties, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs) and after adjustments for unconsolidated partnerships and non-controlling interests. Adjustments for non-controlling interests are calculated on the same basis. We define FFO attributable to common stockholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO attributable to common stockholders may differ from methods used by other REITs and, as such, may not be comparable.
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

Table of Contents	Glossary of Defined Terms

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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the years ended December 31, 2017, 2016 and 2015. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus (gain) loss on extinguishment of debt, provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, amortization of above market leases, income tax expense (benefit) unrelated to securities investments, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Years Ended December 31,
	2017	2016	2015
Net Income attributable to CorEnergy Stockholders	$32,602,790	$29,663,200	$12,319,911
Less:
Preferred Dividend Requirements	7,953,988	4,148,437	3,848,828
Net Income attributable to Common Stockholders	$24,648,802	$25,514,763	$8,471,083
Add:
Depreciation	23,292,713	21,704,275	18,351,011
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	1,632,546	1,645,819	1,645,819
NAREIT funds from operations (NAREIT FFO)	$46,308,969	$45,573,219	$25,176,275
Add:
Distributions received from investment securities	949,646	1,028,452	1,021,010
Income tax expense (benefit) from investment securities	1,000,084	760,036	(196,270)
Less:
Net distributions and dividend income	680,091	1,140,824	1,270,755
Net realized and unrealized gain (loss) on other equity securities	1,531,827	824,482	(1,063,613)
Funds from operations adjusted for securities investments (FFO)	$46,046,781	$45,396,401	$25,793,873
Add:
Loss of extinguishment of debt	336,933	—	—
Provision for loan losses, net of tax	—	4,409,359	12,526,701
Transaction costs	592,068	520,487	870,128
Amortization of debt issuance costs	1,661,181	2,025,478	1,822,760
Amortization of deferred lease costs	91,932	91,932	76,498
Accretion of asset retirement obligation	663,065	726,664	339,042
Amortization of above market leases	—	—	72,987
Non-cash (gain) loss associated with derivative instruments	33,763	(75,591)	(70,333)
Less:
Non-cash settlement of accounts payable	221,609	—	—
Income tax (expense) benefit	(1,345,234)	619,349	493,847
EIP Lease Adjustment (1)	—	—	542,809
Non-Controlling Interest attributable to AFFO reconciling items	13,154	37,113	88,645
Adjusted funds from operations (AFFO)	$50,536,194	$52,438,268	$40,306,355

Weighted Average Shares of Common Stock Outstanding:
Basic	11,900,516	11,901,985	10,685,892
Diluted	15,355,061	15,368,370	12,461,733
NAREIT FFO attributable to Common Stockholders
Basic	$3.89	$3.83	$2.36
Diluted (2)	$3.59	$3.54	$2.35
FFO attributable to Common Stockholders
Basic	$3.87	$3.81	$2.41
Diluted (2)	$3.57	$3.53	$2.40
AFFO attributable to Common Stockholders
Basic	$4.25	$4.41	$3.77
Diluted (3)	$3.81	$3.93	$3.56
(1) Based on the economic return to CorEnergy resulting from the sale of our 40 percent undivided interest in EIP, we determined that it was appropriate to eliminate the portion of EIP lease income attributable to return of capital, as a means to more accurately reflect the EIP lease revenue contribution to our sustainable AFFO. We believe that the portion of the EIP lease revenue attributable to return of capital, unless adjusted, overstates our distribution-paying capabilities and is not representative of sustainable EIP income over the life of the lease. We completed the sale of EIP on April 1, 2015.

(2) Diluted per share calculations include dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization. Refer to the Convertible Note Interest Expense table in Part IV, Item 15, Note 11 ("Debt") for additional details.

(3) Diluted per share calculations include a dilutive adjustment for convertible note interest expense. Refer to the Convertible Note Interest Expense table in Part IV, Item 15, Note 11 ("Debt") for additional details.

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Fiscal 2017 Quarters Ended
	March 31	June 30	September 30	December 31
Net Income attributable to CorEnergy Stockholders	$7,669,478	$9,000,172	$9,177,284	$6,755,855
Less:
Preferred Dividend Requirements	1,037,109	2,123,129	2,396,875	2,396,875
Net Income attributable to Common Stockholders	$6,632,369	$6,877,043	$6,780,409	$4,358,980
Add:
Depreciation	5,822,296	5,822,383	5,823,777	5,824,257
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	411,455	411,455	411,455	398,182
NAREIT funds from operations (NAREIT FFO)	$12,043,210	$12,287,971	$12,192,731	$9,785,055
Add:
Distributions received from investment securities	223,166	252,213	242,412	231,855
Income tax expense (benefit) from investment securities	(195,760)	310,622	589,125	296,097
Less:
Net distributions and dividend income	43,462	221,440	213,040	202,149
Net realized and unrealized gain (loss) on other equity securities	(544,208)	614,634	1,340,197	121,204
Funds from operations adjusted for securities investments (FFO)	$12,571,362	$12,014,732	$11,471,031	$9,989,654
Add:
Loss of extinguishment of debt	—	—	234,433	102,500
Transaction costs	258,782	211,269	35,822	86,195
Amortization of debt issuance costs	468,871	468,871	382,745	340,694
Amortization of deferred lease costs	22,983	22,983	22,983	22,983
Accretion of asset retirement obligation	160,629	160,629	170,904	170,903
Non-cash (gain) loss associated with derivative instruments	(27,072)	10,619	29,608	20,608
Less:
Non-cash settlement of accounts payable	—	171,609	50,000	—
Income tax (expense) benefit	136,846	214,887	397,554	(2,094,521)
Non-Controlling Interest attributable to AFFO reconciling items	3,351	3,358	3,366	3,079
Adjusted funds from operations (AFFO)	$13,315,358	$12,499,249	$11,896,606	$12,824,979

Weighted Average Shares of Common Stock Outstanding:
Basic	11,888,681	11,896,616	11,904,933	11,911,534
Diluted	15,343,226	15,351,161	15,359,479	15,366,080
NAREIT FFO attributable to Common Stockholders
Basic	$1.01	$1.03	$1.02	$0.82
Diluted (1)	$0.93	$0.94	$0.94	$0.78
FFO attributable to Common Stockholders
Basic	$1.06	$1.01	$0.96	$0.84
Diluted (1)	$0.96	$0.93	$0.89	$0.79
AFFO attributable to Common Stockholders
Basic	$1.12	$1.05	$1.00	$1.08
Diluted (2)	$1.00	$0.94	$0.90	$0.96
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
For the years ended in 2012 and before, the distributions we made to our stockholders from our earnings and profits were treated as qualified dividend income ("QDI") and return of capital. QDI is taxed to our individual stockholders at the maximum rate for long-term capital gains, which through tax year 2012 was 15 percent and beginning in tax year 2013 is 20 percent. We elected to be taxed as a REIT for 2013 and subsequent years rather than a C corporation and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. A portion of our normal distributions in 2013 have been characterized for federal income tax purposes as a distribution of those earnings and profits from non-REIT years and have been treated as QDI. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution will be treated as QDI.
As a REIT, we hold and operate certain of our assets through one or more wholly-owned TRSs. Our use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. As was done with our subsidiary Omega in 2017, and as warranted in the future, we may elect to reorganize and transfer certain assets or operations from our TRSs to our C corporation or other subsidiaries, including qualified REIT subsidiaries. Refer to the "Omega Pipeline" portion of the "Asset Portfolio and Related Developments" section that follows for additional details.
Our trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, we report our allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
If we cease to qualify as a REIT, we, as a C corporation, would be obligated to pay federal and state income tax on our taxable income. For 2017, the highest regular marginal federal income tax rate for a corporation was 35 percent. We may be subject to a 20 percent federal alternative minimum tax on its federal alternative minimum taxable income to the extent that its alternative minimum tax exceeds its regular federal income tax.
The Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted on December 22, 2017. The 2017 Tax Act reduces the US federal corporate tax rate from 35 percent to 21 percent. The 2017 Tax Act also repealed the alternative minimum tax for corporations. At December 31, 2017, we have completed our provisional accounting for the tax effects of enactment of the 2017 Tax Act. Due to the timing and complexities of the new legislation, the SEC has issued Staff Accounting Bulletin 118, which allows for the recognition of provisional amounts during a measurement period similar to the measurement period used when accounting for business combinations. We have remeasured deferred tax assets and liabilities based on the updated rates at which they are expected to reverse in the future, which resulted in a $1.3 million transition adjustment that reduced net deferred tax assets. We will continue to assess the impact of the new tax legislation, as well as any future regulations and updates, and will record any additional impacts as identified during the measurement period, if necessary. Refer to Part IV, Item 15, Note 6 ("Income Taxes") for additional information.
SEASONALITY
Our operating companies, MoGas and Omega, generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Table of Contents	Glossary of Defined Terms

MAJOR TENANTS
As of December 31, 2017, we had three significant leases. For additional information concerning each of these leases, see Part I, Item 2, "Properties" and Part IV, Item 15, Note 3 ("Leased Properties And Leases") included in this Report. The table below displays the impact of significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2017	2016	2017	2016	2015
Pinedale LGS	39.9%	39.8%	31.2%	30.4%	42.9%
Grand Isle Gathering System	49.7%	50.0%	59.1%	59.8%	42.3%
Portland Terminal Facility	10.1%	9.9%	9.6%	9.7%	13.3%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, other than our remaining private equity securities as of December 31, 2017, are included in Part I, Item 2, "Properties" and in Part IV, Item 15, Note 3 ("Leased Properties And Leases"), Note 4 ("Financing Notes Receivable") and Note 5 ("Variable Interest Entities") included in this Report. This section provides additional information concerning material developments related to our asset portfolio, including our remaining private equity securities, during the period ended December 31, 2017 and through the date of this Report.
Grand Isle Gathering System
During 2017, Energy XXI Gulf Coast continued to focus on decreasing costs and production optimization. It had stated that its capital program for 2017 was being funded with internally generated cash flow and available cash, and that it was focused largely on recompletion activities. In June, the company successfully drilled its West Delta 30 High Tide well, which began production in September 2017.
In November 2017, EXXI announced that, following a six-month analysis to develop a long-term strategic plan by its financial advisor, Morgan Stanley, the company determined that a stand-alone strategy was its best path forward.
On February 20, 2018, EXXI announced its 2018 capital budget. Their 2018 capital expenditure budget of $145.0 to $175.0 million provides for funding of EXXI's most active drilling program since 2014. The company has contracted for a rig that will begin drilling a six-well program, scheduled to begin in late February 2018. The company has stated that the drilling program will be concentrated in its core central Gulf of Mexico area, which is partially served by the GIGS. Based on development plans previously outlined by the company, they have indicated that higher sustained oil prices ($50-$60/bbl) and/or new capital will be required to maintain adequate liquidity in 2019 and maintain compliance with their credit facility covenants. EXXI has stated that it remains confident in having over 50 future identified well drilling locations and over 100 identified recompletion locations available to it, primarily in its core Gulf of Mexico development area.
Pinedale LGS
On November 15, 2017, Ultra Petroleum announced positive test results for its horizontal well in the Lower Lance A interval. UPL stated it was in the process of drilling two additional horizontal wells, which were expected to be online by the end of January 2018. On January 30, 2018, UPL provided a further update, noting another successful horizontal well targeting the Mesaverde formation. On February 28, 2018, UPL provided a further update, noting another successful horizontal well targeting the Lower Lance A interval. UPL has completed four horizontal wells at different intervals, each on the east flank of the Pinedale Anticline, the field served by CorEnergy's liquids gathering system. The company anticipates continuing to drill horizontally in 2018 and beyond. Additionally, UPL increased its hedge position through 2018, and intends to continue to hedge systematically.
On December 21, 2017, UPL announced it closed the sale of its non-operated asset in the Marcellus Shale to Alta Marcellus Development, LLC for $115.0 million in cash. This sale was part of a previously announced plan to explore divestures of non-core assets in the Marcellus and Uinta Basins, so that the company could focus production in the Pinedale Anticline. UPL has engaged CIBC Griffis & Small to begin marketing its Uinta Basin assets.
UPL announced on January 30, 2018, that effective February 28, 2018, Michael Watford would retire as CEO and Chairman of the company. Brad Johnson, Senior Vice President, Operations will become the interim CEO on that date. In addition, two new board members, including Evan Lederman, a partner at Fir Tree Partners, who owns approximately 20 percent of UPL’s equity, will join the board, replacing two other board members who will be stepping down.

Table of Contents	Glossary of Defined Terms

On December 29, 2017, we closed on the purchase of the remaining 18.95 percent of Pinedale LP, previously held by Prudential, for approximately $32.9 million (including $0.1 million of contingent consideration). Concurrently, Pinedale LP entered into the Amended Pinedale Term Credit Facility, with Prudential as lender, which provides a 5-year $41.0 million secured term loan facility. The proceeds of the Amended Pinedale Term Credit Facility were utilized to pay off the balance due under the previously existing Pinedale LP credit facility.
Portland Terminal
On December 21, 2017, the parent company of our tenant of the Portland Terminal, Arc Logistics, completed its previously announced merger with Zenith. In its earlier proxy materials related to its acquisition by Zenith, Arc Logistics had outlined multiple financial projections of its partnership, which included various scenarios for future use of our Portland Terminal. Scenarios included (i) continuing with the lease as-is, (ii) exercising its buy-out option on the terminal, and (iii) termination of the terminal lease. Additionally, the proxy disclosed that the transaction debt financing was to include a "Delayed Draw Term Facility" which may be used to fund the buy-out of the Portland Terminal.
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
We have not received any notice from Zenith regarding its intent to exercise either its buy-out option or termination option on the terminal. The 12-month advanced notice for intent to terminate the lease agreement on the fifth anniversary was required to be received by February 1, 2018. However, due to the recent acquisition of Arc Logistics by Zenith and based on our ongoing discussions with Zenith's management team, in January 2018, we entered into an amendment with Zenith Terminals which extended the notice period for the fifth anniversary termination option for an additional six months, from February 1, 2018 to August 1, 2018.
MoGas Pipeline
Effective March 1, 2017, MoGas entered into a long-term firm transportation services agreement with Spire, its largest customer. The agreement, which amends a prior agreement, extends the termination date for Spire's existing firm transportation agreement from October 31, 2017 to October 31, 2030. During the entire extended term, Spire will continue to reserve 62,800 dekatherms per day of firm transportation capacity on MoGas. This service will continue at the full tariff rate of $12.385 per dekatherm per month until October 31, 2018, at which time the rate will be reduced to $6.386 per dekatherm per month for the remainder of the agreement.
MoGas continues to explore means to offset the decline in revenue from the amended Spire contract. Such opportunities may include shippers transporting gas across MoGas to strike on Rockies, Mid-continent, Eastern and Gulf Coast basin basis differentials given its strategic location and numerous pipeline interconnects, new end-user customers, new cogeneration customers and increased capacity from existing shippers. In addition, MoGas has the right to request from FERC adjustments to its rates to mitigate the effect of higher operating costs or lost revenues by filing such a request any time MoGas deems necessary and appropriate. MoGas currently anticipates filing a rate case with FERC in the second quarter of 2018.
Omega Pipeline
In November 2017, Omega was selected for a Utilities Energy Services Contracting ("UESC") program at Fort Leonard Wood in south-central Missouri. The Company's Omega Pipeline currently serves that United States Army post with natural gas distribution services and the UESC program will provide comprehensive gas, electricity and water efficiency improvements. CorEnergy believes this initiative could last four to five years and produce incremental earnings.
During 2017, we received a private letter ruling from the IRS which, among other items, qualified the revenue from Omega's long-term contract with Fort Leonard Wood as REIT-qualifying rent from real property income. As a result of the favorable ruling, effective December 31, 2017, we converted Omega from a taxable REIT subsidiary to a qualified REIT subsidiary.
Private Security Assets
Lightfoot
We hold a direct investment in Lightfoot LP (6.6 percent) and Lightfoot GP (1.5 percent). Prior to the Zenith acquisition discussed below, Lightfoot's assets included an ownership interest in Gulf LNG, a 1.5 billion cubic feet per day ("bcf/d") receiving, storage, and regasification terminal in Pascagoula, Mississippi, and common units and subordinated units representing an approximately

Table of Contents	Glossary of Defined Terms

40 percent aggregate limited partner interest, and a noneconomic general partner interest, in Arc Logistics. As of December 31, 2017, Lightfoot's only material asset consists of its remaining investment in Gulf LNG.
On December 21, 2017, Zenith closed its acquisition of Arc Logistics. Under the terms of the agreement, Lightfoot LP received $14.50 per common unit of Arc Logistics. Lightfoot LP additionally received $36.2 million for the sale of 5.52 percent of its interest in Gulf LNG to Zenith (the "Unconditional Interest"). Under the terms of the agreement, Zenith will purchase the remaining 4.16 percent of Lightfoot's Gulf LNG interest (the “Conditional Interest”) for an additional $27.3 million upon a successful outcome (as defined) of the Gulf LNG arbitration with ENI USA, as discussed further below. Lightfoot GP received $94.5 million for 100 percent of the membership interests in Arc Logistics GP. Under the terms of the merger, at closing, Lightfoot LP and GP used a portion of their sale proceeds to purchase an approximate 13.5 percent interest in Arc Terminal Joliet Holdings.
In accordance with the above, subsequent to closing of the transaction, we received $7.6 million in cash proceeds related to our pro rata portion of the sale proceeds of Lightfoot, including proceeds related to Arc Logistics common units, the Unconditional Interest in Gulf LNG and membership interests in Arc Logistics GP. Amounts received are net of approximately $1.2 million related to our required reinvestment in Arc Terminal Joliet Holdings, of which we own approximately 0.6 percent.
As of December 31, 2017, our remaining private company investments in Lightfoot and Arc Terminal Joliet Holdings represent less than 0.5 percent of our total assets. The fair value of our private company investments at December 31, 2017 was approximately $3.0 million.
During the fourth quarter of 2017, we received distributions of $210 thousand, which were funded by Lightfoot's distributions from Arc Logistics and Gulf LNG. Total quarterly distributions received during the year ended December 31, 2017 were approximately $853 thousand. We do not anticipate any significant future distributions following the sale of Arc Logistics to Zenith, as discussed above.
On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA, one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA be successful in terminating its agreement with Gulf LNG, this could significantly impact the value of our remaining investment in Lightfoot.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of December 31, 2017:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt	$41,000,000	$3,528,000	$7,056,000	$30,416,000	$—
Interest payments on Pinedale LP Debt		2,397,193	4,431,830	3,607,076	—
Convertible Debt	114,000,000	—	114,000,000	—	—
Interest payments on Convertible Debt		7,980,000	11,970,000	—	—
Totals		$13,905,193	$137,457,830	$34,023,076	$—
Fees paid to Corridor under the Management Agreement and the Administrative Agreement are not included because they vary as a function of the value of our total asset base. For additional information see Part IV, Item 15, Note 9 ("Management Agreement") included in this Report.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended December 31, 2017, the sources of our stockholder distributions include lease revenue, transportation and distribution revenue from our real property assets, and distributions from our investment securities.
Although there is no assurance that we will continue to make regular dividend payments, we continue to believe that our investments should support sustainable 2018 dividends on a quarterly basis, and an estimated total 2018 annualized dividend of $3.00 per share. We believe that (i) the results of the MoGas rate case proceedings anticipated to be initiated in the second quarter of 2018, as well

Table of Contents	Glossary of Defined Terms

as (ii) accretion from our acquisition of Prudential's 18.95 percent equity interest in Pinedale LP, will adequately offset the lost revenue from the step-down in rate associated with the new Spire contract effective in November 2018.
Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year. Refer to Part IV, Item 15, Note 6 ("Income Taxes") included in this Report for information on characterization of distributions for federal income tax purposes for the years ended December 31, 2017, 2016 and 2015.
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
The following table sets forth common stock distributions for the years ended December 31, 2017, 2016 and 2015. Distributions are shown in the period in which they were declared. On December 1, 2015, we completed a 1-for-5 reverse stock split, which was previously approved by our Board of Directors. All issued and outstanding common stock distributions per share have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Common Dividends
Amount
2017
Fourth Quarter	$0.7500
Third Quarter	0.7500
Second Quarter	0.7500
First Quarter	0.7500

2016
Fourth Quarter	$0.7500
Third Quarter	0.7500
Second Quarter	0.7500
First Quarter	0.7500

2015
Fourth Quarter	$0.7500
Third Quarter	0.6750
Second Quarter	0.6750
First Quarter	0.6500

Table of Contents	Glossary of Defined Terms

The following table sets forth preferred stock distributions for the years ended December 31, 2017, 2016 and 2015:

Preferred Dividends
Amount
2017
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609

2016
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609

2015
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter (1)	0.6351
First Quarter (1)	—
(1) The larger initial payment in the second quarter of 2015 included dividends accrued for the partial first quarter from the January 27, 2015 date of issuance.
On February 28, 2018, we paid fourth quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Cumulative Redeemable Preferred Stock.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2017, we had liquidity of approximately $156.3 million comprised of cash of $15.8 million plus revolver availability of $140.5 million. During 2017, our liquidity was enhanced through closing a follow-on offering of our Series A Preferred Stock and the amendment and restatement of our CorEnergy Credit Facility. The Series A Preferred Stock offering generated proceeds of approximately $71.2 million after deducting underwriter discounts and other offering expenses, of which approximately $44.1 million was utilized to pay off the outstanding borrowings and accrued interest on the CorEnergy Revolver in the second quarter. Commitments on the CorEnergy Revolver were increased from $105.0 million to $160.0 million under the amended and restated CorEnergy Credit Facility, subject to certain borrowing base limitations. In connection with entering the new facility, we repaid the $33.5 million outstanding balance on the CorEnergy Term Loan in the third quarter.
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

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$56,791,571	$51,108,652	$42,600,618
Investing activities	7,595,477	479,090	(244,612,616)
Financing activities	(56,495,063)	(58,311,398)	209,052,574
Net increase (decrease) in cash and cash equivalents	$7,891,985	$(6,723,656)	$7,040,576
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2017 were primarily generated by (i) lease receipts of $61.6 million ($68.8 million lease revenue, net of $7.2 million of straight-line rent accrued during the period), (ii) $13.2 million in net contributions from our operating subsidiaries MoGas and Omega, (iii) an additional $2.9 million in unearned lease receipts associated with January 2018 revenues received in 2017 and (iv) $853 thousand in distributions and dividends received, partially offset by (v) $10.8 million in general and administrative expenses and (vi) $10.8 million in cash paid for interest.
Net cash flows provided by operating activities for the year ended December 31, 2016 were primarily generated by (i) lease receipts of $59.6 million ($68.0 million lease revenue, net of $8.4 million of straight-line rent accrued during the period), (ii) $14.6 million in net contributions from our operating subsidiaries MoGas and Omega, (iii) a $1.4 million in escrow proceeds associated with the sale of VantaCore and (iv) $1.0 million in distributions and dividends received, partially offset by (v) $12.9 million in cash paid for interest and (vi) $12.3 million in general and administrative expenses.
Net cash flows provided by operating activities for the year ended December 31, 2015 were primarily generated by (i) lease receipts of $43.1 million ($48.1 million lease revenue, net of $5.0 million of straight-line rent accrued during the period), (ii) $14.1 million in net contributions from our operating subsidiaries MoGas and Omega, (iii) $1.4 million in financing note payments, (iv) a $1.4 million in escrow proceeds associated with the sale of VantaCore, (v) $1.0 million in distributions and dividends received, partially offset by (vi) $9.7 million in general and administrative expenses and (vii) $7.9 million in cash paid for interest.
Cash Flows from Investing Activities
Net cash flows provided by investing activities for the year ended December 31, 2017 were primarily attributable to $7.6 million in proceeds received from the sale of the majority of our equity securities. Refer to Part IV, Item 15, Note 10 ("Fair Value") for additional details.
Net cash flows provided by investing activities for the year ended December 31, 2016 were primarily attributed to (i) net proceeds from the sale of assets and liabilities held for sale of $645 thousand and (ii) proceeds received on foreclosure of BB Intermediate of $223 thousand, partially offset by (iii) funding to close operations of Black Bison and Four Wood financing notes of $202 thousand and (iv) purchases of property and equipment of $192 thousand.
Net cash flows used in investing activities for the year ended December 31, 2015 were primarily attributable to (i) the deployment of approximately $251.5 million to acquire the GIGS assets and to fulfill the remaining capital improvements commitment in connection with the Portland Terminal Facility, partially offset by (ii) the sale of the EIP asset on April 1, 2015, which provided additional cash of approximately $7.7 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities for the year ended December 31, 2017 were primarily attributable to (i) net payments on the CorEnergy Revolver of $44.0 million, (ii) principal payments of $45.6 million on our secured credit facilities, (iii) common and preferred dividends paid of $34.7 million and $8.2 million, respectively, (iv) purchase of the non-controlling interest in Pinedale LP for $32.8 million, (v) payment of $1.5 million for debt issuance costs related to the CorEnergy Credit Facility and Amended Pinedale Term Credit Facility refinancings and (vi) distributions of $1.8 million to our non-controlling interest, partially offset by (vii) net offering proceeds on Series A Preferred Stock of $71.2 million and (viii) $41.0 million in proceeds from the Amended Pinedale Term Credit Facility.
Net cash flows used in financing activities for the year ended December 31, 2016 were primarily attributable to (i) principal payments of $60.1 million on our secured credit facilities, (ii) common and preferred dividends paid of $34.9 million and $4.1

Table of Contents	Glossary of Defined Terms

million, respectively, (iii) repurchases of common stock of approximately $2.0 million and (iv) repurchases of convertible debt of approximately $900 thousand, partially offset by (v) $44.0 million drawn on the CorEnergy Revolver.
Net cash flows provided by financing activities for the year ended December 31, 2015 were primarily attributable to the acquisition of the GIGS assets, comprised of (i) $111.3 million in net proceeds from the 7.00% Convertible Note offering, (ii) $73.2 million in net proceeds raised in a follow-on common stock offering and (iii) $42.0 million drawn on the CorEnergy Revolver. Other factors contributing to the net cash flows provided by financing activities during the year were (iv) the January preferred stock offering which generated approximately $54.2 million and (v) $45.0 million drawn on the CorEnergy Term Loan in July. The inflows were partially offset by (vi) repayment of principal on the CorEnergy Revolver of $77.5 million in connection with the preferred stock offering and term loan draw, (vii) common and preferred dividends paid of approximately $28.5 million and $3.5 million, respectively, (viii) principal payments of $6.3 million on our secured credit facilities and (ix) distributions to the non-controlling interest of $2.5 million.
Revolving and Term Credit Facilities
CorEnergy Credit Facility
On September 26, 2014, we entered into a $30.0 million revolving credit facility with Regions Bank, then on November 24, 2014, increased the credit facility to $90.0 million at the REIT level and $3.0 million at the subsidiary entity level in conjunction with the MoGas Transaction. There were no borrowings on the CorEnergy Revolver between September 26, 2014 and November 24, 2014. The facility had a maturity of November 24, 2018. For the first six months subsequent to the increase, the facility accrued interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. On and after May 24, 2015, the interest rate was determined by a pricing grid where the applicable interest rate was anticipated to be LIBOR plus 2.75 percent to 3.50 percent, depending on our leverage ratio at such time. On June 29, 2015, we borrowed against the revolver in the amount of $42.0 million in conjunction with the GIGS transaction.
On July 8, 2015, we amended and upsized the existing $93.0 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153.0 million, consisting of (i) an increase in the CorEnergy Revolver to $105.0 million, (ii) the existing $3.0 million MoGas Revolver at the subsidiary entity level (as detailed below) and (iii) a $45.0 million term loan at the CorEnergy parent entity level (the "CorEnergy Term Loan" and, collectively with the upsized CorEnergy Revolver and the MoGas Revolver, the "CorEnergy Credit Facility"). Upon closing the CorEnergy Credit Facility, we drew $45.0 million on the CorEnergy Term Loan at the parent level to pay down the balance on the CorEnergy Revolver that had been used in funding the recent GIGS acquisition.
Effective as of March 4, 2016, we, and the required lenders under the CorEnergy Revolver, executed a Limited Consent and Amendment (the "Consent"). Pursuant to such Consent, among other things, the lenders consented to our use of up to $49.0 million, up to $44.0 million of which could come from the proceeds of draws under the CorEnergy Revolver, in connection with the refinancing of Pinedale LP's outstanding indebtedness due under the $70.0 million secured term credit facility on March 30, 2016, as discussed below. We paid fees to the lenders in connection with the Consent in an aggregate amount of $193 thousand. We subsequently drew $44.0 million on the CorEnergy Revolver in conjunction with the refinancing of the Pinedale Credit Facility.
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
Under the terms of the amended and restated CorEnergy Credit Facility, we are subject to certain financial covenants as follows: (i) a minimum debt service coverage ratio of 2.0 to 1.0; (ii) a maximum total leverage ratio of 5.0 to 1.0; (iii) a maximum senior secured recourse leverage ratio (which generally excludes debt from certain subsidiaries that are not obligors under the CorEnergy Credit Facility) of 3.0 to 1.0.; and (iv) a maximum total funded debt to capitalization ratio of 50 percent. In addition, there is a covenant related to our ability to make distributions that is tied to AFFO and applicable REIT distribution requirements, and provides that, in the absence of any acceleration of maturity following an Event of Default, we may make distributions equal to the greater of the amount required to maintain our REIT status and 100 percent of AFFO for the trailing 12-month period.
Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on our senior secured recourse leverage ratio. The facility contains, among other restrictions, certain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods), all of which are substantially the same as under the prior facility.

Table of Contents	Glossary of Defined Terms

We were in compliance with all covenants at December 31, 2017 and had approximately $140.5 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in this Report.
Pinedale Credit Facility
In December 2012, Pinedale LP entered into a $70.0 million secured term credit facility with a lender that provided for monthly payments of principal and interest. Under the original agreement, outstanding balances under the credit facility generally accrued interest at a variable annual rate equal to LIBOR plus 3.25 percent and were secured by the Pinedale LGS. Pinedale LP was obligated each month to pay all accrued interest as well as principal payments of $294 thousand. The facility was set to expire at the end of December 2015, however, we extended the facility through March 30, 2016. Under the December 31, 2015 extension amendment, outstanding balances accrued interest at a variable annual rate equal to LIBOR plus 4.25 percent. Pinedale LP made principal payments totaling approximately $3.2 million during the extension period through March 30, 2016.
In connection with the original credit facility, in December 2012, we executed two interest rate swap derivatives covering $52.5 million of notional value of the Pinedale Credit Facility to add stability to our interest expense and to manage our exposure to interest rate movements on LIBOR-based borrowings. Through March 30, 2016, the interest rate swap derivatives remained in place at a fixed rate of 0.865 percent less a floating, 1-month LIBOR rate. As part of the March 30, 2016 refinancing discussed below, we terminated one of the derivative contracts, representing half of the amount hedged. The remaining derivative with a notional amount of $26.3 million was de-designated from hedge accounting and marked to market through its expiration in December 2017.
On March 30, 2016, we and Prudential (collectively, "the Refinancing Lenders"), refinanced the remaining $58.5 million principal balance of the $70.0 million credit facility (on a pro rata basis equal to the respective equity interests in Pinedale LP, with our 81.05 percent share being approximately $47.4 million) and executed a series of agreements assigning the credit facility to the Refinancing Lenders, with CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. The facility was further modified to extend the maturity date to March 30, 2021; to increase the LIBOR Rate to the greater of (i) 1.00 percent and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to seven percent (7.00 percent) per annum. Our portion of the debt and interest was eliminated in consolidation and Prudential's portion of the debt was shown as a related-party liability.
On December 29, 2017, Pinedale LP entered into the Amended Pinedale Term Credit Facility, with Prudential and a group of lenders affiliated with Prudential as lenders and Prudential serving as administrative agent. The new amended facility is a 5-year $41.0 million term loan facility, bearing interest at a fixed rate of 6.5 percent, which matures on December 29, 2022. Principal payments of $294 thousand, plus accrued interest, are payable monthly. Proceeds from the Amended Pinedale Term Credit Facility were utilized by Pinedale LP to pay off the balance due to the Refinancing Lenders under the previously existing Pinedale LP credit facility. We utilized our portion of the proceeds from the repayment of the prior facility to finance the purchase of Prudential's 18.95 percent outstanding equity interest in Pinedale LP.
The Amended Pinedale Term Credit Facility limits distributions by Pinedale LP to us, although such distributions are permitted to the extent required for us to maintain REIT qualification so long as Pinedale LP's obligations under the credit facility have not been accelerated following an Event of Default (as defined in the Amended Term Credit Facility).
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Term Credit Facility is subject to (i) a minimum interest coverage ratio of 3.0 to 1.0, (ii) a maximum leverage ratio of 3.25 to 1.0 and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. We were in compliance with all covenants at December 31, 2017. For a summary of the additional material terms and the refinancing of the Pinedale Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in this Report for additional information.
Convertible Notes
On June 29, 2015, we completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020. The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.
We may not redeem the Convertible Notes prior to the maturity date. Holders may convert their Convertible Notes into shares of our common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The current conversion rate for the Convertible Notes is 30.3030 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $33.00 per share of Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
As authorized by the Board of Directors, during May 2016, the Company repurchased $1.0 million of face value of the Convertible Notes. As of December 31, 2017, we had $114.0 million of face value of the Convertible Notes outstanding.

Table of Contents	Glossary of Defined Terms

Refer to Part IV, Item 15, Note 11 ("Debt") included in this Report for additional information concerning the Convertible Notes.
MoGas Revolver
In conjunction with the MoGas Transaction, MoGas Pipeline LLC and United Property Systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the "MoGas Revolver"), with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers could borrow, prepay and re-borrow loans up to $3.0 million outstanding at any time. On July 8, 2015, the MoGas Revolver was amended and restated in accordance with the expansion of the CorEnergy Credit Facility discussed above. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the CorEnergy Credit Facility.
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part IV, Item 15, Note 11 ("Debt") for further information. As of December 31, 2017, the co-borrowers were in compliance with all covenants and there were no borrowings against the MoGas Revolver.
Mowood/Omega Revolver
On July 31, 2015, a $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank with a maturity date of July 31, 2016. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2018. The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2017.
Shelf Registration
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of December 31, 2017, we have issued 62,215 shares of common stock under our dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $1.8 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of December 31, 2017, availability on the current shelf registration is approximately $524.5 million.
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

Liquidity and Capitalization
	December 31, 2017	December 31, 2016
Cash and cash equivalents	$15,787,069	$7,895,084
Revolver availability	$140,499,846	$52,144,837

Revolving credit facility	—	44,000,000
Long-term debt (including current maturities)	152,777,437	156,632,880
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	130,000,000	56,250,000
Capital stock, non-convertible, $0.001 par value	11,916	11,886
Additional paid-in capital	331,773,716	350,217,746
Accumulated other comprehensive loss	—	(11,196)
CorEnergy equity	461,785,632	406,468,436
Total CorEnergy capitalization	$614,563,069	$607,101,316
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at December 31, 2017, respectively. At December 31, 2016, these two lines of credit had maximum availability of $1.5 million and $3.0 million, respectively.

Table of Contents	Glossary of Defined Terms

SUBSEQUENT EVENTS
For additional information regarding transactions that occurred subsequent to December 31, 2017, see Part IV, Item 15, Note 17 ("Subsequent Events") included in this annual Report on Form 10-K.
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
See Part IV, Item 15, Note 2 ("Significant Accounting Policies") included in this Report for further information related to our significant accounting policies.
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
The projected cash flows of long-lived assets are generally based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates, and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates. There were no impairments of long-lived assets recorded during the years ended December 31, 2017, 2016 or 2015.
Asset Retirement Obligations
We follow ASC 410-20, Asset Retirement Obligations, which requires that an asset retirement obligation ("ARO") associated with the retirement of a long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. We recognized an existing ARO in conjunction with the acquisition of the GIGS in June 2015.
We measure changes in the ARO liability due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The increase in the carrying amount of the liability is recognized as an expense classified as an operating item in the statement of income, hereinafter referred to as ARO accretion expense. We periodically reassess the timing and amount of cash flows anticipated associated with the ARO and adjusts the fair value of the liability accordingly under the guidance in ASC 410-20.

Table of Contents	Glossary of Defined Terms

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Historically, we have considered fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of December 31, 2017, there has been a substantial decline in our market risk exposure as compared to prior periods, following the liquidation of the majority of our interest in Lightfoot in December 2017.
As of December 31, 2017, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $3.0 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $222 thousand.
Our securities portfolio is reported at fair value. The fair value of securities is determined using readily available market quotations from the principal market, if available. Because there are no readily available market quotations for any of the securities in our portfolio, we value our securities at fair value as determined in good faith under a valuation policy and a consistently applied valuation process, which has been approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2017, we had long-term debt (net of current maturities) with a carrying value of $149.2 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable-rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at December 31, 2017, and accordingly, no market risk exposure on outstanding variable rate debt.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Our management is responsible for the preparation, consistency, integrity, and fair presentation of the financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis and, in management's opinion, are fairly presented. The financial statements include amounts that are based on management's informed judgments and best estimates.
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

Table of Contents	Glossary of Defined Terms

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer (our principal executive and principal financial officers, respectively), is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management has established and maintains comprehensive systems of internal control designed to provide reasonable assurance as to the consistency, integrity, and reliability of the preparation and presentation of financial statements and the safeguarding of assets. The concept of reasonable assurance is based upon the recognition that the cost of the controls should not exceed the benefit derived. Our management monitors the systems of internal control and maintains an internal auditing program that assesses the effectiveness of internal control.
Our management assessed our systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of December 31, 2017. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Report). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2017.
The Board of Directors exercises its oversight role with respect to the systems of internal control primarily through its Audit Committee, which is comprised solely of independent outside directors. The Committee oversees systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect stockholders' investments.
Ernst & Young has issued an audit report on our internal control over financial reporting. This report begins on the next page.

Table of Contents	Glossary of Defined Terms

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited CorEnergy Infrastructure Trust, Inc. internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CorEnergy Infrastructure Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, equity and cash flow for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Kansas City, MO
February 28, 2018

Table of Contents	Glossary of Defined Terms

ITEM 9B. OTHER INFORMATION
Portland Terminal Facility
In January 2018, the Company entered into an amendment to the Portland Lease Agreement with Zenith Terminals which extended the notice period for the fifth anniversary termination option for an additional six months, from February 1, 2018 to August 1, 2018. A copy of this amendment is filed as Exhibit 10.9.1 to this Report and is incorporated herein by reference.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Codes of Ethics
We have adopted a code of ethics, which applies to our principal executive officer and principal financial officer. We have also adopted a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics. This information may be obtained, without charge, upon request by calling us at (816) 875-3705 or toll-free at (877) 699-2677 and on our Web site at http://corenergy.reit.
You may also read and copy the codes of ethics at the Securities and Exchange Commission's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at (800) SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the Securities and Exchange Commission's Internet site at http://www.sec.gov. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission's Public Reference Section, Washington, D.C. 20549.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
As of December 31, 2017, we are an accelerated filer. As an accelerated filer for the fiscal year ended December 31, 2017, we are required to prepare and include in our annual report to stockholders for such period a report regarding management's assessment of our internal control over financial reporting under the Exchange Act and have included this report in Item 9A of this Annual Report on Form 10-K.
Additional information is incorporated herein by reference to the sections captioned "Nominees for Directors," "Incumbent Directors Continuing in Office," "Information About Executive Officers," "Board of Directors Meetings and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Stockholder Proposals and Nominations for the 2018 Annual Meeting" in our proxy statement for our 2018 Annual Stockholder Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections captioned "Director Compensation Table" and "Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2018 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections captioned "Security Ownership of Management and Certain Beneficial Owners" in our proxy statement for our 2018 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Table of Contents	Glossary of Defined Terms

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections captioned "Nominees for Director," "Incumbent Directors Continuing in Office," "Board of Directors Meetings and Committees" and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2018 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Services" in our proxy statement for our 2018 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1. The Financial Statements listed in the Index to Financial Statements on Page F-1.
2. The Exhibits listed in the Exhibit Index below.

Exhibit No.	Description of Document

3.1
Articles of Amendment and Restatement of CorEnergy Infrastructure Trust, Inc., as amended (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015, filed March 14, 2016).

3.2	Third Amended and Restated Bylaws (incorporated by reference to the Registrant's current report on Form 8-K, filed August 7, 2017).
3.3
Articles Supplementary, dated January 22, 2015, Establishing and Fixing the Rights and Preferences of the Registrant’s 7.375% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to the Registrant's Form 8-A, filed January 26, 2015).

3.4
Articles Supplementary, dated April 12, 2017, Establishing and Fixing the Rights and Preferences of Additional Shares of the Registrant’s 7.375% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to the Registrant's current report on Form 8-K, filed April 18, 2017).

4.1
Form of Stock Certificate for Common Stock of CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's current report on Form 8-K, filed January 14, 2014 (the first Form 8-K filing on such date)).

4.2	Form of Certificate of CorEnergy Infrastructure Trust, Inc.'s 7.375% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to the Registrant's Form 8-A, filed January 26, 2015).
4.3.1
Base Indenture, dated as of June 29, 2015, between CorEnergy Infrastructure Trust, Inc. and Computershare Trust Company, N.A. (incorporated by reference to the Registrant's current report on Form 8-K, filed June 29, 2015).

4.3.2
First Supplemental Indenture, dated as of June 29, 2015, between CorEnergy Infrastructure Trust, Inc. and Computershare Trust Company, N.A. (incorporated by reference to the Registrant's current report on Form 8-K, filed June 29, 2015).

4.4	Global note evidencing the 7.00% Convertible Notes due 2020 (incorporated by reference to the Registrant's current report on Form 8-K, filed June 29, 2015).
10.1	Dividend Reinvestment Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007).
10.2.1
Management Agreement dated April 30, 2014, effective January 1, 2014, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 12, 2014).

10.2.2
Management Agreement dated May 8, 2015, effective May 1, 2015 between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 11, 2015).

10.2.3
Letter Agreement, dated November 9, 2015 and effective as of September 30, 2015, concerning Management Fee for September 30, 2015 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 10, 2015).

10.2.4
Letter Agreement, dated February 24, 2016 and effective as of December 31, 2015, concerning Incentive Fee for December 31, 2015 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015, filed March 14, 2016).

10.2.5
Letter Agreement, dated May 9, 2016, concerning Management Fee for March 31, 2016 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016).

10.2.6
Letter Agreement, dated June 30, 2016, concerning Incentive Fee for June 30, 2016 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 9, 2016).

Table of Contents	Glossary of Defined Terms

10.2.7
Letter Agreement, dated December 31, 2016, concerning Incentive Fee for December 31, 2016 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2016, filed March 2, 2017).

10.2.8
Letter Agreement, dated March 31, 2017, concerning Incentive Fee for March 31, 2017 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed May 3, 2017).

10.2.9
Letter Agreement, dated June 30, 2017, concerning Incentive Fee for June 30, 2017 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 2, 2017).

10.2.10
Letter Agreement, dated September 30, 2017, concerning Incentive Fee for September 30, 2017 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 1, 2017).

10.2.11
Letter Agreement, dated December 31, 2017, concerning Incentive Fee for December 31, 2017 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. - filed herewith

10.2.12
Letter Agreement, dated December 31, 2017, concerning Management Fee for December 31, 2017 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. - filed herewith

10.3.1	Second Amended Administration Agreement dated December 1, 2011 (incorporated by reference to the Registrant’s current report on Form 8-K, filed December 1, 2011).
10.3.2
Amendment and Assignment to the Second Amended Administration Agreement dated August 7, 2012 (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 2012, filed February 13, 2013).

10.4.1
Purchase and Sale Agreement, dated December 7, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (incorporated by reference to the Registrant’s current report on Form 8-K, filed December 10, 2012 (the first Form 8-K filing on such date)).

10.4.2
Amendment to Purchase and Sale Agreement, dated December 12, 2012, by and between Ultra Wyoming, Inc. and Pinedale Corridor, LP (incorporated by reference to the Registrant’s current report on Form 8-K, filed December 17, 2012).

10.5
Second Amended and Restated Term Credit Agreement and Note Purchase Agreement, dated December 29, 2017, between Pinedale Corridor, LP and Prudential Insurance Company of America (incorporated by reference to the Registrant's current report on Form 8-K, filed January 4, 2018).

10.6.1
Lease Agreement dated December 20, 2012 by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (incorporated by reference to the Registrant's current report on Form 8-K, filed December 21, 2012).

10.6.2
First Amendment to Lease, dated June 19, 2013, by and between Pinedale Corridor, LP and Ultra Wyoming LGS, LLC (incorporated by reference to the Registrant's current report on Form 8-K, filed August 27, 2013).

10.6.3
Amended and Restated Limited Guaranty of Collection, dated November 28, 2016, between Ultra Resources, Inc., and Pinedale Corridor, L.P. (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2016, filed March 2, 2017).

10.7
First Amended and Restated Limited Partnership Agreement of Pinedale Corridor, LP, dated December 20, 2012, by and between Pinedale GP, Inc. and Ross Avenue Investments, LLC (incorporated by reference to the Registrant's current report on Form 8-K, filed December 21, 2012).

10.8
Membership Interest Purchase Agreement, dated January 14, 2014, by and among Lightfoot Capital Partners, LP, CorEnergy Infrastructure Trust, Inc. and Arc Terminals Holdings LLC (incorporated by reference to the Registrant's current report on Form 8-K, filed January 14, 2014 (the second Form 8-K filing on such date)).

10.9
Lease, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (incorporated by reference to the Registrant's current report on Form 8-K, filed January 22, 2014).

10.9.1	First Amendment to Lease, dated January 30, 2018, by and between LCP Oregon Holdings, LLC and Zenith Energy Terminals Holdings LLC f/k/a Arc Terminals Holdings LLC - filed herewith
10.10
Asset Purchase Agreement, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (incorporated by reference to the Registrant's current report on Form 8-K, filed January 22, 2014).

10.11.1
Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed August 11, 2014). *

10.11.2
Amendment No. 1 to Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-8, filed September 17, 2014 (File No. 333-198799)). *

10.11.3
Amendment No. 2 to Director Compensation Plan of CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015, filed March 14, 2016). *

10.12.1
Revolving Credit Agreement dated as of September 26, 2014 by and among the Company and Regions Bank, et al (incorporated by reference to the Registrant's current report on Form 8-K, filed September 30, 2014).

10.12.2
First Amendment to Revolving Credit Agreement, dated November 24, 2014 by and among the Company and Regions Bank, et al (incorporated by reference to the Registrant's current report on Form 8-K, filed November 25, 2014).

10.12.3
Amended and Restated Revolving Credit Agreement, dated July 8, 2015, by and among the Company and Regions Bank, et al (incorporated by reference to the Registrant's current report on Form 8-K, filed July 8, 2015).

10.12.4
First Amendment, dated November 4, 2015, and effective as of September 30, 2015, to Amended and Restated Revolving Credit Agreement, dated July 8, 2015, by and among the Company and Regions Bank, et al (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015, filed March 14, 2016).

10.12.5
Limited Consent and Amendment, dated March 4, 2016 by and among the Company and Regions Bank, et al (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015, filed March 14, 2016).

Table of Contents	Glossary of Defined Terms

10.12.6
Second Amendment to Amended and Restated Revolving Credit Agreement, dated July 28, 2017, by and among the Company and Regions Bank, et al (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 2, 2017).

10.13.1
Limited Liability Company Interests Purchase Agreement, dated November 17, 2014 between CorEnergy Infrastructure Trust, Inc. and Mogas Energy, LLC (incorporated by reference to the Registrant's current report on Form 8-K, filed November 17, 2014).

10.13.2
Amendment to Limited Liability Company Interests Purchase Agreement, dated November 18, 2014 between CorEnergy Infrastructure Trust, Inc. and Mogas Energy, LLC (incorporated by reference to the Registrant's current report on Form 8-K, filed November 20, 2014).

10.14
Firm Service Transportation Agreement, Contract No. FRM-LGC-1001, dated March 1, 2017, between MoGas Pipeline LLC and Laclede Gas Company (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2016, filed March 2, 2017).

10.15.1
Purchase and Sale Agreement, dated June 22, 2015, by and between Grand Isle Corridor, LP and Energy XXI USA, Inc. (incorporated by reference to the Registrant's current report on Form 8-K, filed June 22, 2015).

10.15.2	Guaranty, dated June 22, 2015, by CorEnergy Infrastructure Trust, Inc. in favor Energy XXI USA, Inc. (incorporated by reference to the Registrant's current report on Form 8-K, filed June 22, 2015).
10.15.3	Guaranty, dated June 22, 2015, by Energy XXI Ltd in favor of Grand Isle Corridor, LP (incorporated by reference to the Registrant's current report on Form 8-K, filed June 22, 2015).
10.15.4
Assignment and Assumption Agreement, dated December 30, 2016, between Energy XXI USA, Inc., Energy XXI Gulf Coast, Inc., and Grand Isle Corridor, L.P. (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2016, filed March 2, 2017).

10.15.5
Assignment and Assumption of Guaranty and Release, dated December 30, 2016, between Energy XXI Ltd, Energy XXI Gulf Coast, Inc., and Grand Isle Corridor, L.P. (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2016, filed March 2, 2017).

10.16
Lease, dated June 30, 2015, by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC. Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information. (incorporated by reference to the Registrant's current report on Form 8-K, filed June 30, 2015).

10.17
Letter Agreement Concerning Loans and Other Agreements with Black Bison Related Entities, dated August 15, 2015 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 10, 2015).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends- filed herewith
21.1	Subsidiaries of the Company - filed herewith
23.1	Consent of Ernst & Young LLP dated February 28, 2018 - filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements - furnished herewith

*	Management contract or compensatory plan or arrangement.
All exhibits incorporated by reference were filed under SEC File No. 001-33292.
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

Table of Contents	Glossary of Defined Terms

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, equity and cash flow for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.
Kansas City, MO
February 28, 2018

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Leased property, net of accumulated depreciation of $72,155,753 and $52,219,717	$465,956,467	$489,258,369
Property and equipment, net of accumulated depreciation of $12,643,636 and $9,292,712	113,158,872	116,412,806
Financing notes and related accrued interest receivable, net of reserve of $4,100,000 and$4,100,000	1,500,000	1,500,000
Other equity securities, at fair value	2,958,315	9,287,209
Cash and cash equivalents	15,787,069	7,895,084
Deferred rent receivable	22,060,787	14,876,782
Accounts and other receivables	3,786,036	4,538,884
Deferred costs, net of accumulated amortization of $623,764 and $2,261,151	3,504,916	3,132,050
Prepaid expenses and other assets	742,154	354,230
Deferred tax asset, net	2,244,629	1,758,289
Goodwill	1,718,868	1,718,868
Total Assets	$633,418,113	$650,732,571
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $254,646 and $212,592 (including $0 and $8,860,577 with related party)	40,745,354	89,387,985
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,967,917 and $2,755,105	112,032,083	111,244,895
Asset retirement obligation	9,170,493	11,882,943
Accounts payable and other accrued liabilities	2,333,782	2,416,283
Management fees payable	1,748,426	1,735,024
Income tax liability	2,204,626	—
Unearned revenue	3,397,717	155,961
Total Liabilities	$171,632,481	$216,823,091
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 and $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 and 22,500 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$130,000,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,915,830 and 11,886,216 shares issued and outstanding at December 31, 2017 and December 31, 2016 (100,000,000 shares authorized)	11,916	11,886
Additional paid-in capital	331,773,716	350,217,746
Accumulated other comprehensive loss	—	(11,196)
Total CorEnergy Equity	461,785,632	406,468,436
Non-controlling Interest	—	27,441,044
Total Equity	461,785,632	433,909,480
Total Liabilities and Equity	$633,418,113	$650,732,571
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
Revenue
Lease revenue	$68,803,804	$67,994,130	$48,086,072
Transportation and distribution revenue	19,945,573	21,094,112	14,345,269
Financing revenue	—	162,344	1,697,550
Sales revenue	—	—	7,160,044
Total Revenue	88,749,377	89,250,586	71,288,935
Expenses
Transportation and distribution expenses	6,729,707	6,463,348	4,609,725
Cost of Sales	—	—	2,819,212
General and administrative	10,786,497	12,270,380	9,745,704
Depreciation, amortization and ARO accretion expense	24,047,710	22,522,871	18,766,551
Provision for loan loss and disposition	—	5,014,466	13,784,137
Total Expenses	41,563,914	46,271,065	49,725,329
Operating Income	$47,185,463	$42,979,521	$21,563,606
Other Income (Expense)
Net distributions and dividend income	$680,091	$1,140,824	$1,270,755
Net realized and unrealized gain (loss) on other equity securities	1,531,827	824,482	(1,063,613)
Interest expense	(12,378,514)	(14,417,839)	(9,781,184)
Loss on extinguishment of debt	(336,933)	—	—
Total Other Expense	(10,503,529)	(12,452,533)	(9,574,042)
Income before income taxes	36,681,934	30,526,988	11,989,564
Taxes
Current tax expense (benefit)	2,831,658	(313,107)	922,010
Deferred tax benefit	(486,340)	(151,313)	(2,869,563)
Income tax expense (benefit), net	2,345,318	(464,420)	(1,947,553)
Net Income	34,336,616	30,991,408	13,937,117
Less: Net Income attributable to non-controlling interest	1,733,826	1,328,208	1,617,206
Net Income attributable to CorEnergy Stockholders	$32,602,790	$29,663,200	$12,319,911
Preferred dividend requirements	7,953,988	4,148,437	3,848,828
Net Income attributable to Common Stockholders	$24,648,802	$25,514,763	$8,471,083

Net Income	$34,336,616	$30,991,408	$13,937,117
Other comprehensive income (loss):
Changes in fair value of qualifying hedges / AOCI attributable to CorEnergy stockholders	11,196	(201,993)	(262,505)
Changes in fair value of qualifying hedges / AOCI attributable to non-controlling interest	2,617	(47,226)	(61,375)
Net Change in Other Comprehensive Income (Loss)	$13,813	$(249,219)	$(323,880)
Total Comprehensive Income	34,350,429	30,742,189	13,613,237
Less: Comprehensive income attributable to non-controlling interest	1,736,443	1,280,982	1,555,831
Comprehensive Income attributable to CorEnergy Stockholders	$32,613,986	$29,461,207	$12,057,406
Earnings Per Common Share:
Basic	$2.07	$2.14	$0.79
Diluted	$2.07	$2.14	$0.79
Weighted Average Shares of Common Stock Outstanding:
Basic	11,900,516	11,901,985	10,685,892
Diluted	11,900,516	11,901,985	10,685,892
Dividends declared per share	$3.000	$3.000	$2.750
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31, 2014	9,321,010	$9,321	$—	$309,987,724	$453,302	$—	$27,090,695	$337,541,042
Net Income	—	—	—	—	—	12,319,911	1,617,206	13,937,117
Net change in cash flow hedges	—	—	—	—	(262,505)	—	(61,375)	(323,880)
Total comprehensive income (loss)	—	—	—	—	(262,505)	12,319,911	1,555,831	13,613,237
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	56,250,000	(2,039,524)	—	—	—	54,210,476
Net offering proceeds from issuance of common stock	2,587,500	2,587	—	73,254,777	—	—	—	73,257,364
Series A preferred stock dividends	—	—	—	—	—	(3,503,125)	—	(3,503,125)
Common stock dividends	—	—	—	(20,529,353)	—	(8,816,786)	—	(29,346,139)
Common stock issued under director's compensation plan	2,677	3	—	89,997	—	—	—	90,000
Distributions to Non-controlling interest	—	—	—	—	—	—	(2,486,464)	(2,486,464)
Reinvestment of dividends paid to common stockholders	28,510	29	—	817,886	—	—	—	817,915
Balance at December 31, 2015	11,939,697	11,940	56,250,000	361,581,507	190,797	—	26,160,062	444,194,306
Net income	—	—	—	—	—	29,663,200	1,328,208	30,991,408
Net change in cash flow hedges	—	—	—	—	(201,993)	—	(47,226)	(249,219)
Total comprehensive income (loss)	—	—	—	—	(201,993)	29,663,200	1,280,982	30,742,189
Repurchase of common stock	(90,613)	(91)	—	(2,041,760)	—	—	—	(2,041,851)
Series A preferred stock dividends	—	—	—	—	—	(4,148,437)	—	(4,148,437)
Common stock dividends	—	—	—	(10,197,853)	—	(25,514,763)	—	(35,712,616)
Common stock issued under director's compensation plan	2,551	2	—	59,998	—	—	—	60,000
Reinvestment of dividends paid to common stockholders	34,581	35	—	815,854	—	—	—	815,889
Balance at December 31, 2016	11,886,216	11,886	56,250,000	350,217,746	(11,196)	—	27,441,044	433,909,480
Net income	—	—	—	—	—	32,602,790	1,733,826	34,336,616
Amortization related to de-designated cash flow hedges	—	—	—	—	11,196	—	2,617	13,813
Total comprehensive income	—	—	—	—	11,196	32,602,790	1,736,443	34,350,429
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	73,750,000	(2,588,469)	—	—	—	71,161,531
Series A preferred stock dividends	—	—	—	(727,001)	—	(7,500,733)	—	(8,227,734)
Common stock dividends	—	—	—	(10,592,143)	—	(25,102,057)	—	(35,694,200)
Common stock issued under director's compensation plan	1,979	2	—	67,498	—	—	—	67,500
Distributions to Non-controlling interest	—	—	—	—	—	—	(1,833,650)	(1,833,650)
Purchase of Non-controlling interest	—	—	—	(5,566,195)	—	—	(27,343,837)	(32,910,032)
Reinvestment of dividends paid to common stockholders	27,635	28	—	962,280	—	—	—	962,308
Balance at December 31, 2017	11,915,830	$11,916	$130,000,000	$331,773,716	$—	$—	$—	$461,785,632
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities
Net Income	$34,336,616	$30,991,408	$13,937,117
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(486,340)	(151,313)	(2,869,563)
Depreciation, amortization and ARO accretion	25,708,891	24,548,350	20,662,297
Provision for loan loss	—	5,014,466	13,784,137
Loss on extinguishment of debt	336,933	—	—
Non-cash settlement of accounts payable	(221,609)	—	—
Loss on sale of equipment	4,203	—	—
Gain on repurchase of convertible debt	—	(71,702)	—
Net distributions and dividend income, including recharacterization of income	148,649	(117,004)	(371,323)
Net realized and unrealized (gain) loss on other equity securities	(1,531,827)	(781,153)	1,063,613
Unrealized gain on derivative contract	—	(75,591)	(70,333)
Settlement of derivative contract	—	(95,319)	—
Common stock issued under directors compensation plan	67,500	60,000	90,000
Changes in assets and liabilities:
Increase in deferred rent receivables	(7,184,005)	(8,360,036)	(5,016,950)
Decrease (increase) in accounts and other receivables	752,848	(174,390)	2,743,858
Decrease (increase) in financing note accrued interest receivable	—	95,114	(355,208)
(Increase) decrease in prepaid expenses and other assets	(16,717)	329,735	(37,462)
Increase (decrease) in management fee payable	13,402	(28,723)	599,348
Decrease in accounts payable and other accrued liabilities	(225,961)	(231,151)	(847,683)
Increase in income tax liability	2,204,626	—	—
Increase (decrease) in unearned revenue	2,884,362	155,961	(711,230)
Net cash provided by operating activities	$56,791,571	$51,108,652	$42,600,618
Investing Activities
Proceeds from sale of other equity securities	7,591,166	—	—
Proceeds from assets and liabilities held for sale	—	644,934	7,678,246
Deferred lease costs	—	—	(336,141)
Acquisition expenditures	—	—	(251,513,344)
Purchases of property and equipment, net	(116,595)	(191,926)	(138,918)
Proceeds from asset foreclosure and sale	—	223,451	—
Increase in financing notes receivable	—	(202,000)	(524,037)
Principal payment on financing note receivable	—	—	100,000
Return of capital on distributions received	120,906	4,631	121,578
Net cash provided by (used in) investing activities	$7,595,477	$479,090	$(244,612,616)
Financing Activities
Debt financing costs	(1,462,741)	(193,000)	(1,617,991)
Net offering proceeds on Series A preferred stock	71,161,531	—	54,210,476
Net offering proceeds on common stock	—	—	73,184,679
Net offering proceeds on convertible debt	—	—	111,262,500
Repurchases of common stock	—	(2,041,851)	—
Repurchases of convertible debt	—	(899,960)	—
Dividends paid on Series A preferred stock	(8,227,734)	(4,148,437)	(3,503,125)
Dividends paid on common stock	(34,731,892)	(34,896,727)	(28,528,224)
Distributions to non-controlling interest	(1,833,650)	—	(2,486,464)
Advances on revolving line of credit	10,000,000	44,000,000	45,392,332
Payments on revolving line of credit	(54,000,000)	—	(77,533,609)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,
	2017	2016	2015
Proceeds from term debt	41,000,000	—	45,000,000
Principal payments on secured credit facilities	(45,600,577)	(60,131,423)	(6,328,000)
Purchase of non-controlling interest	(32,800,000)	—	—
Net cash (used in) provided by financing activities	$(56,495,063)	$(58,311,398)	$209,052,574
Net Change in Cash and Cash Equivalents	$7,891,985	$(6,723,656)	$7,040,576
Cash and Cash Equivalents at beginning of period	7,895,084	14,618,740	7,578,164
Cash and Cash Equivalents at end of period	$15,787,069	$7,895,084	$14,618,740

Supplemental Disclosure of Cash Flow Information
Interest paid	$10,780,150	$12,900,901	$7,873,333
Income taxes paid (net of refunds)	199,772	37,736	747,406

Non-Cash Investing Activities
Investment in other equity securities	$(1,161,034)	$—	$—
Change in accounts and other receivables	—	(450,000)	—
Change in accounts payable and accrued expenses related to acquisition expenditures	—	—	(614,880)
Change in accounts payable and accrued expenses related to issuance of financing and other notes receivable	—	—	(39,248)
Net change in Assets Held for Sale, Property and equipment, Prepaid expenses and other assets, Accounts payable and other accrued liabilities and Liabilities held for sale	—	(1,776,549)	—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of common equity	$—	$—	$(72,685)
Change in accounts payable and accrued expenses related to debt financing costs	255,037	—	(43,039)
Reinvestment of distributions by common stockholders in additional common shares	962,308	815,889	817,915
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
1. INTRODUCTION AND BASIS OF PRESENTATION
Introduction
CorEnergy Infrastructure Trust, Inc. and its subsidiaries (referred to as "CorEnergy" or "the Company"), were organized as a Maryland corporation and commenced operations on December 8, 2005. The Company's common shares are listed on the New York Stock Exchange ("NYSE") under the symbol "CORR" and its depositary shares representing Series A Preferred Stock are listed on the NYSE under the symbol "CORR PrA".
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
Basis of Presentation
The accompanying consolidated financial statements include CorEnergy accounts and the accounts of its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-K. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the net earnings are reduced by the portion of net earnings attributable to non-controlling interests.
2. SIGNIFICANT ACCOUNTING POLICIES
A. Use of Estimates – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
B. Leased Property – The Company includes assets subject to lease arrangements within leased property, net of accumulated depreciation, in the Consolidated Balance Sheets. Lease payments received are reflected in lease revenue on the Consolidated Statements of Income, net of amortization of any off-market adjustments. Costs in connection with the creation and execution of a lease are capitalized and amortized over the lease term. See Note 3 ("Leased Properties And Leases") for further discussion.
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
D. Long-Lived Asset Impairment – The Company's long-lived assets consist primarily of a subsea midstream pipeline system, liquids gathering system, petroleum products terminal and natural gas pipelines that have been obtained through asset acquisitions and a business combination. Management continually monitors its business, the business environment and performance of its operations to determine if an event has occurred that indicates that the carrying value of a long-lived asset may be impaired. When

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

a triggering event occurs, which is a determination that involves judgment, management utilizes cash flow projections to assess its ability to recover the carrying value of its assets based on the Company's long-lived assets' ability to generate future cash flows on an undiscounted basis. This differs from the evaluation of goodwill, for which the recoverability assessment utilizes fair value estimates that include discounted cash flows in the estimation process and accordingly any goodwill impairment recognized may not be indicative of a similar impairment of the related underlying long-lived assets.
Management's projected cash flows of long-lived assets are generally based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, management records an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from management's estimates. There were no impairments of long-lived assets recorded during the years ended December 31, 2017, 2016 or 2015.
E. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company does determine an allowance is necessary, the amount deemed uncollectable is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if the Company does not otherwise expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the years ended December 31, 2017, 2016 and 2015, the Company recorded provisions for loan losses of approximately $0, $5.0 million and $13.8 million, respectively. The Company's financing notes receivable are discussed more fully in Note 4 ("Financing Notes Receivable").
F. Investment Securities – The Company's investments in securities are classified as other equity securities and represent interests in private companies which the Company has elected to report at fair value under the fair value option. These investments generally are subject to restrictions on resale, have no established trading market and are valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company's Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.
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
For private company investments, value is often realized through a liquidity event. Therefore, the value of the company as a whole (enterprise value) at the reporting date often provides the best evidence of the value of the investment and is the initial step for valuing the Company's privately issued securities. For any one company, enterprise value may best be expressed as a range of fair values, from which a single estimate of fair value will be derived. In determining the enterprise value of a portfolio company, an analysis is prepared consisting of traditional valuation methodologies including market and income approaches. The Company considers some or all of the traditional valuation methods based on the individual circumstances of the portfolio company in order to derive its estimate of enterprise value.
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
G. Fair Value Measurements – FASB ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Various inputs are used in determining the fair value of the Company's assets and liabilities. These inputs are summarized in the three broad levels listed below:

•	Level 1 - quoted prices in active markets for identical investments

•	Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 - significant unobservable inputs (including the Company's own assumptions in determining the fair value of investments)
See Note 10 ("Fair Value") for further discussion of the Company's fair value measurements.
H. Cash and Cash Equivalents – The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC insured limits. The Company's cash equivalents are comprised of short-term, liquid money market instruments.
I. Accounts and other receivables – Accounts receivable are presented at face value net of an allowance for doubtful accounts within accounts and other receivables on the balance sheet. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. For the years ended December 31, 2017 and 2016, the Company determined that an allowance for doubtful accounts was not necessary.
J. Deferred rent receivables – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees, as discussed within Note 3 ("Leased Properties And Leases"). Lease receivables primarily represent timing differences between straight-line revenue recognition and contractual lease receipts. As of December 31, 2017, lease payments by the Company's tenants have remained timely and without lapse.
K. Goodwill – Goodwill represents the excess of the amount paid for the MoGas business over the fair value of the net identifiable assets acquired. To comply with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), the Company performs an impairment test for goodwill annually, or more frequently in the event that a triggering event has occurred. December 31st is the Company's annual testing date associated with its MoGas reporting unit.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for annual or interim tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. Effective January 1, 2017, the Company elected to early adopt this standard.
In accordance with ASC 350, a company may elect to perform a qualitative assessment to determine whether the quantitative impairment test is required. If the company elects to perform a qualitative assessment, the quantitative impairment test is required only if the conclusion is that it is more likely than not that the reporting unit's fair value is less than its carrying amount. If a company bypasses the qualitative assessment, the quantitative goodwill impairment test should be followed in step one.
Step one compares the fair value of the reporting unit to its carrying value to identify and measure any potential impairment. The reporting unit fair value is based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved ("Discounted Cash Flow" or "DCF"). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

and the amount and timing of expected future cash flows. Forecasted cash flows require management to make judgments and assumptions, including estimates of future volumes and rates. Declines in volumes or rates from those forecasted, or other changes in assumptions, may result in a change in management's estimate and result in an impairment.
The Company elected to perform a qualitative goodwill impairment assessment for the year ended December 31, 2017. In performing the qualitative assessment, the Company analyzed the key drivers and other external factors that impact the business in order to determine if any significant events, transactions or other factors had occurred or are expected to occur that would impair earnings or competitiveness, therefore impairing the fair value of the MoGas reporting unit. After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the MoGas reporting unit was less than the carrying value, and so it was not necessary to perform the quantitative step one valuation. Key drivers that were considered in the qualitative evaluation of the MoGas reporting unit included: general economic conditions, continued recovery of the energy markets, natural gas pricing, input costs, liquidity and capital resources and customer outlook. Additionally, the Company considered the quantitative impairment analysis performed for the prior year test as of December 31, 2016, including potential updates to key valuation assumptions, in determining that it was not more likely than not that goodwill was impaired for the current year assessment.
L. Debt Discount and Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and amortized into interest expense over the debt term. Issuance costs related to long-term debt are recorded as a direct deduction from the carrying amount of that debt liability, net of accumulated amortization. Issuance costs related to line-of-credit arrangements however, are presented as an asset instead of a direct deduction from the carrying amount of the debt. See Note 11 ("Debt") for further discussion. In accordance with ASC 470, Debt ("ASC 470"), the Company recorded its Convertible Senior Notes at the aggregate principal amount, less discount. The Company is amortizing the debt discount over the life of the convertible notes as additional non-cash interest expense utilizing the effective interest method. Refer to Note 11 ("Debt") for additional information.
M. Asset Retirement Obligations – The Company follows ASC 410-20, Asset Retirement Obligations, which requires that an asset retirement obligation ("ARO") associated with the retirement of a long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The Company recognized an existing ARO in conjunction with the acquisition of the GIGS in June 2015.
The Company measures changes in the ARO liability due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The increase in the carrying amount of the liability is recognized as an expense classified as an operating item in the statement of income, hereinafter referred to as ARO accretion expense. The Company periodically reassesses the timing and amount of cash flows anticipated associated with the ARO and adjusts the fair value of the liability accordingly under the guidance in ASC 410-20.
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
Refer to Note 12 ("Asset Retirement Obligation") for additional information.
N. Revenue Recognition – Specific recognition policies for the Company's revenue items are as follows:

•
Lease revenue – Base rent related to the Company's leased property is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Participating rent is recognized when it is earned, based on the achievement of specified performance criteria. Rental payments received in advance are classified as unearned revenue and included as a liability within the Consolidated Balance Sheets. Unearned revenue is amortized ratably over the lease period as revenue recognition criteria are met. Rental payments received in arrears are accrued and classified as deferred rent receivable and included in assets within the Consolidated Balance Sheets.

•
Transportation and distribution revenue – This represents revenue related to natural gas transportation, distribution and supply. Transportation revenues are recognized by MoGas on firm contracted capacity over the contract period regardless of whether the contracted capacity is used. For interruptible or volumetric based transportation, revenue is recognized when physical deliveries of natural gas are made at the delivery point agreed upon by both parties. Distribution revenue is recognized by Omega based on agreed upon contractual terms over each annual period during the terms of the contract. Beginning February 1, 2016, due to changes that commenced under a new contract with the Department of Defense ("DOD"), gas sales and cost of gas sales are presented on a net basis in the transportation and distribution revenue line.

Omega is also paid fees for the operation and maintenance of its natural gas distribution system, including any necessary expansion of the distribution system. Omega is responsible for the coordination, supervision, and quality of the expansions

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

while actual construction is generally performed by third party contractors. Revenues from expansion efforts are recognized using either a completed contract, percentage of completion, or cost-plus method based on the level and volume of estimates utilized, as well as the certainty or uncertainty of the Company's ability to collect those revenues. Under the new DOD contract, the annual contracted amount for pipeline maintenance is invoiced monthly by Omega on a straight-line basis. Amounts invoiced in excess of earned revenue are classified as unearned revenue or earned revenues exceeding amounts invoiced are classified as prepaid expenses and other assets, within the Consolidated Balance Sheets.

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

O. Transportation and distribution expense – Included here are both MoGas' costs of operating and maintaining the natural gas transmission line and Omega's costs of operating and maintaining the natural gas distribution system, including any necessary expansion of the distribution system. These costs are incurred both internally and externally. The internal costs relate to system control, pipeline operations, maintenance, insurance and taxes. Other internal costs include payroll for employees associated with gas control, field employees and management. The external costs consist of professional services such as audit and accounting, legal and regulatory and engineering.
Historically, Omega's amounts paid for gas and propane delivered to customers were presented as cost of sales. Beginning February 1, 2016, under a new contract with the Department of Defense, amounts paid by Omega for gas and propane are netted against sales and are presented in the transportation and distribution revenue line. See paragraph (N) above.
P. Other Income Recognition – Specific policies for the Company's other income items are as follows:

•
Net distributions and dividend income from investments – Distributions and dividends from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from the Company's investments are generally characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital is paid by the Company's investees from their cash flow from operations. The Company records investment income, capital gains and distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

•
Net realized and unrealized gain (loss) from investments – Securities transactions are accounted for on the date the securities are purchased or sold. Realized gains and losses are reported on an identified cost basis. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on information available from the portfolio company and other industry sources. These estimates may subsequently be revised based on information received from the portfolio company after their tax reporting periods are concluded, as the actual character of these distributions are not known until after the Company's fiscal year end.

Q. Asset Acquisition Expenses – Costs incurred in connection with the research of real property acquisitions not accounted for as business combinations are expensed until it is determined that the acquisition of the real property is probable. Upon such determination, costs incurred in connection with the acquisition of the property are capitalized as described in paragraph (C) above. Deferred costs related to an acquisition that the Company has determined, based on management's judgment, not to pursue are expensed in the period in which such determination is made. Costs incurred in connection with a business combination are expensed as incurred.
R. Offering Costs – Offering costs related to the issuance of common or preferred stock are charged to additional paid-in capital when the stock is issued.
S. Derivative Instruments and Hedging Activities – The Company has used forward swap contracts primarily to reduce exposure to changes in interest rates on a portion of its variable-rate debt and to provide a cash flow hedge. In accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"), these derivative contracts have been recorded on the balance sheet at fair value. Historically, these derivative instruments have been designated as hedges for accounting purposes. The measurement of the cash flow hedge ineffectiveness has historically been recognized in earnings, when applicable. The effective portion of the gain or loss on qualifying swaps has been reported in accumulated other comprehensive income ("AOCI"), in accordance with ASC 815. For

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

swaps de-designated as cash flow hedges, changes in fair value of the swaps have been fully recognized in earnings. See Note 13 ("Interest Rate Hedge Swaps") for further discussion.
T. Earnings Per Share – Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of net loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of shares issuable upon conversion of the Convertible Notes calculated using the if-converted method.
U. Federal and State Income Taxation – In 2013 the Company qualified for REIT status, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of its assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned TRSs in order to limit the potential that such assets and income could prevent the Company from qualifying as a REIT.
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
The Company's trading securities and other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the year ended December 31, 2017, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
If the Company ceased to qualify as a REIT, the Company, as a C corporation, would be obligated to pay federal and state income tax on its taxable income.
V. Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. During adoption, the standard permits the use of either a full retrospective or modified retrospective transition method. The Company has selected to use the modified retrospective transition method. As part of its assessment work, the Company formed an implementation team, completed training on the new revenue recognition model and completed a review of its contracts. The Company has substantially completed its evaluation of the impact that this standard will have on its consolidated financial statements and disclosures, as well as its processes and internal controls. A substantial portion of the Company's revenue consists of rental income from leasing arrangements, which is not impacted by the new standard as it is specifically excluded from ASU 2014-09. However, on January 1, 2018 the Company expects to record a transition adjustment which will decrease the beginning balance of retained earnings and establish a contract liability of approximately $3.3 million under the modified retrospective transition method. The transition adjustment relates to a step-down in rates associated with a long-term contract with a customer at MoGas, which requires the transaction price to be allocated ratably over the contractual performance obligation under the new guidance.
In January 2016, the FASB issued ASU 2016-01 "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which will require entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this new standard will not have a material impact on the Company's consolidated financial statements as its investments are currently recorded at fair value.
In February 2016, the FASB issued ASU 2016-02 "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

adoption permitted. At adoption, the standard will be applied using a modified retrospective approach. Management is in the process of evaluating the impact of the standard on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact that adopting the new standard will have on the Company's consolidated financial statements but believes that, unless the Company acquires any additional financing receivables, the impact would not be material.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments". This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. Management has evaluated the impact of the new standard and does not expect that its adoption will have a material impact.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business," which clarifies the definition of "a business" to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is allowed for transactions where the acquisition (or subsidiary deconsolidation) occurs before the effective date of the amendments and the transaction has not been previously reported in the financial statements. Management has evaluated the impact of the new standard and does not expect that its adoption will have a material impact.
3. LEASED PROPERTIES AND LEASES
As of December 31, 2017, the Company had three significant leased properties located in Oregon, Wyoming, Louisiana and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial terms of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS(1)	Portland Terminal Facility
Location	Gulf of Mexico/Louisiana	Pinedale, WY	Portland, OR
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC	Zenith Energy Terminals Holdings LLC
Asset Description	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.	Approximately 150 miles of pipelines and four central storage facilities.	A 39-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1.5 million barrels.
Date Acquired	June 2015	December 2012	January 2014
Initial Lease Term	11 years	15 years	15 years(3)
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms	5-year terms
Current Monthly Rent Payments	7/1/16 - 6/30/17: $2,826,250 7/1/17 - 6/30/18: $2,854,667	$1,741,933(2)	$513,355
Estimated Useful Life	27 years	26 years	30 years
(1) Non-Controlling Interest Partner, Prudential, funded a portion of the original Pinedale LGS acquisition and, as a limited partner, held 18.95 percent of the economic interest in Pinedale LP. Pinedale LP I, a wholly-owned subsidiary of the Company, acquired Prudential's 18.95 percent economic interest on December 29, 2017. Pinedale GP, a wholly-owned subsidiary of the Company, holds the remaining 81.05 percent economic interest.

(2) Monthly rent payments increased to $1,776,772 beginning January 1, 2018.
(3) The lessee of the Portland Terminal Facility has a purchase option beginning in February 2017, which it can exercise with 90-days notice, as well as lease termination options on the fifth and tenth anniversaries of the lease. If exercised, the purchase option and termination options are subject to additional payment provisions and termination fees prescribed under the lease.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The future contracted minimum rental receipts for all leases as of December 31, 2017, are as follows:

Future Minimum Lease Receipts (1)
Year Ending December 31,	Amount
2018	$61,828,029
2019	64,103,462
2020	71,264,921
2021	77,445,396
2022	76,553,434
Thereafter	302,242,184
Total	$653,437,426
(1) Future minimum lease receipts include base rents for the Portland Terminal Facility through its initial 15-year term.
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2017	2016	2017	2016	2015
Pinedale LGS	39.9%	39.8%	31.2%	30.4%	42.9%
Grand Isle Gathering System	49.7%	50.0%	59.1%	59.8%	42.3%
Portland Terminal Facility	10.1%	9.9%	9.6%	9.7%	13.3%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Years Ended December 31,
	2017	2016	2015
Depreciation Expense
GIGS	$9,754,596	$8,605,506	$4,317,769
Pinedale	8,869,440	8,869,440	8,869,440
Portland Terminal Facility	1,275,660	843,084	1,235,369
Eastern Interconnect Project	—	—	569,670
United Property Systems	36,298	32,424	29,700
Total Depreciation Expense	$19,935,994	$18,350,454	$15,021,948
Amortization Expense - Deferred Lease Costs
GIGS	$30,564	$30,564	$15,130
Pinedale	61,368	61,368	61,368
Total Amortization Expense - Deferred Lease Costs	$91,932	$91,932	$76,498
ARO Accretion Expense
GIGS	$663,065	$726,664	$339,042
Total ARO Accretion Expense	$663,065	$726,664	$339,042
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	December 31, 2017	December 31, 2016
Net Deferred Lease Costs
GIGS	$259,883	$290,447
Pinedale	611,717	673,085
Total Deferred Lease Costs, net	$871,600	$963,532
Tenant Information
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

credit quality of its tenants by reviewing their published credit ratings, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements, monitoring news reports regarding the tenants and their respective businesses and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.
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
Zenith
On December 21, 2017, the parent company of our tenant at the Portland Terminal Facility, Arc Logistics, closed on its previously announced merger agreement, whereby it was acquired by Zenith Energy U.S., LP. ("Zenith"). In its earlier proxy filing associated with the merger, Arc Logistics described a number of different actions available to it under the Portland Lease Agreement, which include (i) continuing with the current terminal lease, (ii) exercising its buy-out option on the terminal or (iii) terminating the lease at its fifth anniversary, subject to the termination provisions in the lease. The proxy suggested that Arc Logistics had not yet decided which of those plans of action it may select, and it remains unclear whether the merger will have any impact on whether, or when, any of the options would be exercised. In January 2018, the Company entered into an amendment with Zenith Terminals which extended the notice period for the fifth anniversary termination option for an additional six months, from February 1, 2018 to August 1, 2018. The Company has not received notice with respect to either a buy-out or termination option election and, to date, the terminal lease continues to operate in the same manner as prior to the merger.
Pinedale LGS Acquisition
On December 29, 2017, Pinedale LP I, a wholly-owned subsidiary of the Company, purchased Prudential's 18.95 percent non-controlling equity interest in Pinedale LP for considerations of approximately $32.9 million (including $0.1 million of contingent consideration). The carrying value of Prudential's non-controlling interest at the transaction date was $27.3 million. As the transaction resulted in an increase in the Company's interest in Pinedale LP, but not a change in control, the purchase was accounted for as an equity transaction. The difference between the fair value of the purchase consideration and the carrying value of the non-controlling interest of $5.6 million was recognized in additional paid-in-capital and attributable to the Company. Upon closing the transaction, the Company indirectly owns 100 percent of Pinedale LP through it's wholly-owned subsidiaries Pinedale GP and Pinedale LP I. Concurrently with the equity purchase, Pinedale LP entered into the Amended Pinedale Term Credit Facility with Prudential as lender, which provided a 5-year $41.0 million term loan facility at a fixed rate of 6.50 percent. For additional details related to the Amended Pinedale Term Credit Facility refer to Note 11 ("Debt").
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

electric utility company serving approximately 500 thousand customers (unaudited) in New Mexico. PNM is a subsidiary of PNM Resources Inc. (NYSE: PNM).
At the time of acquisition, the lease payments under the PNM Lease Agreement were determined to be above market rates for similar leased assets and the Company recorded an intangible asset of $1.1 million for this premium which was amortized as a reduction to lease revenue over the lease term. Annual amortization of the intangible lease asset totaling $73 thousand for the year ended December 31, 2015 is reflected in the accompanying Consolidated Statements of Income as a reduction to lease revenue. This same amount is included in Amortization expense in the accompanying Consolidated Statements of Cash Flows.
4. FINANCING NOTES RECEIVABLE
Four Wood Financing Note Receivable
On December 31, 2014, a subsidiary of the Company, Four Wood Corridor, LLC ("Four Wood Corridor"), entered into a Loan Agreement with SWD Enterprises, LLC ("SWD Enterprises"), a wholly-owned subsidiary of Four Wood Energy, pursuant to which Four Wood Corridor made a loan to SWD Enterprises for $4.0 million (the "REIT Loan"). Concurrently, the Company's TRS, Corridor Private entered into a TRS Loan Agreement with SWD Enterprises, pursuant to which Corridor Private made a loan to SWD Enterprises for $1.0 million (the "TRS Loan"). The proceeds of the REIT Loan and the TRS Loan were used by SWD Enterprises and its affiliates to finance the acquisition of real and personal property that provides saltwater disposal services for the oil and natural gas industry, and to pay related expenses. For the REIT Loan from Four Wood Corridor, interest initially accrued on the outstanding principal at an annual base rate of 12 percent. For the TRS Loan from Corridor Private, interest initially accrued on the outstanding principal at an annual base rate of 13 percent. The base rates of both loans were to increase by 2 percent of the current base rate per year. The Loans are secured by the real property and equipment held by SWD Enterprises and the outstanding equity in SWD Enterprises and its affiliates. The Loans are also guaranteed by all affiliates of SWD Enterprises.
As a result of the decreased economic activity by SWD, the Company recorded a provision for loan loss with respect to the SWD Loans. The Consolidated Statement of Income for the year ended December 31, 2016 reflects a Provision for Loan Loss of $3.5 million, which includes $71 thousand of deferred origination income and $98 thousand of interest accrued under the original loan agreements. The loans were placed on non-accrual status during the first quarter of 2016. The balance of the loans has been valued based on the enterprise value of SWD Enterprises, the collateral value supporting the loans, at $1.5 million as of December 31, 2017.
Black Bison Financing Notes
On March 13, 2014, the Company's wholly-owned subsidiary, Corridor Bison, entered into a Loan Agreement with Black Bison Water Services, LLC ("Black Bison WS"). Black Bison WS's initial loan draw in the amount of $4.3 million was used to acquire real property in Wyoming and to pay loan transaction expenses. Corridor Bison agreed to loan Black Bison WS up to $11.5 million (the "Black Bison WS Loan") to finance the acquisition and development of real property to provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
On February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans. The foreclosure was accepted in satisfaction of the $2.0 million total outstanding loan balance. On June 16, 2016, the Company entered into an asset sale agreement with Expedition Water Solutions for the sale of specified disposal wells and related equipment as outlined in the sale agreement. Consideration received by the company included $748 thousand cash, net of fees, and the future right to royalty payments, which was recorded at its fair value of $450 thousand. The rights to future cash payments are tied to the future volumes of water disposed of in each of the wells sold. The Company did not record any financing revenue related to the Black Bison Loans for the year ended December 31, 2016 or any subsequent period. These notes were considered by the Company to be on non-accrual status and were reflected as such in the financial statements. For the year ended December 31, 2016, the Company recorded $832 thousand in provision for loan losses related to the Black Bison Loans.
5. VARIABLE INTEREST ENTITIES
The FASB issued ASU 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 - Consolidation in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated on the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based on the general partners' roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon that evaluation, the consolidated financial statements presented include full consolidation with respect to both of the partnerships.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2017 and 2016, are as follows:

Deferred Tax Assets and Liabilities
	December 31, 2017	December 31, 2016
Deferred Tax Assets:
Net operating loss carryforwards	$957,719	$1,144,818
Net unrealized loss on investment securities	—	61,430
Cost recovery of leased and fixed assets	—	739,502
Loan Loss Provision	247,814	608,086
Basis reduction of investment in partnerships	261,549	—
Other loss carryforwards	2,965,321	3,187,181
Sub-total	$4,432,403	$5,741,017
Deferred Tax Liabilities:
Basis reduction of investment in partnerships	$—	$(2,158,746)
Net unrealized gain on investment securities	(342,669)	—
Cost recovery of leased and fixed assets	(1,845,105)	(1,823,982)
Sub-total	$(2,187,774)	$(3,982,728)
Total net deferred tax asset	$2,244,629	$1,758,289

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of December 31, 2017, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2013, remain open to examination by federal and state tax authorities.
The Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted on December 22, 2017. The 2017 Tax Act reduces the US federal corporate tax rate from 35 percent to 21 percent. The 2017 Tax Act also repealed the alternative minimum tax for corporations. At December 31, 2017, the Company has completed its provisional accounting for the tax effects of enactment of the 2017 Tax Act. Due to the timing and complexities of the new legislation, the SEC has issued Staff Accounting Bulletin 118, which allows for the recognition of provisional amounts during a measurement period similar to the measurement period used when accounting for business combinations. The Company has remeasured deferred tax assets and liabilities based on the updated rates at which they are expected to reverse in the future, in the table above, which resulted in a $1.3 million transition adjustment that reduced net deferred tax assets. The Company will continue to assess the impact of the new tax legislation, as well as any future regulations and updates, and will record any additional impacts as identified during the measurement period, if necessary.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35 percent, for the years ended December 31, 2017, 2016 and 2015, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2017	2016	2015
Application of statutory income tax rate	$12,231,838	$10,219,573	$3,630,325
State income taxes, net of federal tax benefit	352,708	26,215	(134,597)
Income of Real Estate Investment Trust not subject to tax	(11,975,853)	(10,663,371)	(5,189,849)
Tax reform impact	1,262,444	—	—
Other	474,181	(46,837)	(253,432)
Total income tax expense (benefit)	$2,345,318	$(464,420)	$(1,947,553)
Total income taxes are computed by applying the federal statutory rate of 35 percent plus a blended state income tax rate. Corridor Public Holdings, Inc. and Corridor Private Holdings, Inc. had a blended state rate of approximately 3.78 percent, 3.78 percent and 2.82 percent for the years ended December 31, 2017, 2016 and 2015, respectively. CorEnergy BBWS, Inc. does not record a provision for state income taxes because it operates only in Wyoming, which does not have state income tax. Because Mowood Corridor, Inc. and Corridor MoGas, Inc. primarily only operate in the state of Missouri, a blended state income tax rate of 5 percent was used for the operations of both TRSs for the years ended December 31, 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, all of the income tax expense (benefit) presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2017	2016	2015
Current tax expense (benefit)
Federal	$2,498,363	$(321,720)	$781,941
State (net of federal tax benefit)	333,295	8,613	140,069
Total current tax expense (benefit)	$2,831,658	$(313,107)	$922,010
Deferred tax expense (benefit)
Federal	$(505,753)	$(168,915)	$(2,594,897)
State (net of federal tax benefit)	19,413	17,602	(274,666)
Total deferred tax benefit	$(486,340)	$(151,313)	$(2,869,563)
Total income tax expense (benefit), net	$2,345,318	$(464,420)	$(1,947,553)
As of December 31, 2016 and 2015, the TRSs had a net operating loss of $3.0 million and $1.4 million, respectively. For the year ended December 31, 2017, the TRSs incurred a net operating loss of approximately $1.0 million, resulting in a total net operating loss of approximately $4.1 million as of December 31, 2017. The net operating loss may be carried forward for 20 years. If not utilized, this net operating loss will expire as follows: $90 thousand, $804 thousand, $478 thousand, $1.7 million and $1.0 million in the years ending December 31, 2033, 2034, 2035, 2036 and 2037, respectively. The amount of deferred tax asset for net operating

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

losses as of December 31, 2017, includes amounts for the year ended December 31, 2017. The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	December 31, 2017	December 31, 2016
Aggregate cost for federal income tax purposes	$3,063,430	$4,327,077
Gross unrealized appreciation	325,130	5,408,242
Gross unrealized depreciation	—	—
Net unrealized appreciation	$325,130	$5,408,242
The Company provides the following tax information to its common stockholders pertaining to the character of distributions paid during tax years 2017, 2016 and 2015. For a stockholder that received all distributions in cash during 2017, 79.0 percent will be treated as ordinary dividend income and 21.0 percent will be treated as return of capital. Of the ordinary dividend income, 13.2 percent will be treated as qualified dividend income. The per share characterization by quarter is reflected in the following tables:

2017 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
2/13/2017	2/9/2017	2/28/2017	$0.7500	$0.5925	$0.0785	$—	$0.1575
5/16/2017	5/12/2017	5/31/2017	0.7500	0.5925	0.0785	—	0.1575
8/17/2017	8/15/2017	8/31/2017	0.7500	0.5925	0.0785	—	0.1575
11/15/2017	11/14/2017	11/30/2017	0.7500	0.5925	0.0785	—	0.1575
Total 2017 Distributions			$3.0000	$2.3700	$0.3140	$—	$0.6300

2016 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/12/2016	02/10/2016	02/29/2016	$0.7500	$0.2955	$—	$—	$0.4545
05/13/2016	05/11/2016	05/31/2016	0.7500	0.2955	—	—	0.4545
08/17/2016	08/15/2016	08/31/2016	0.7500	0.2955	—	—	0.4545
11/15/2016	11/11/2016	11/30/2016	0.7500	0.2955	—	—	0.4545
Total 2016 Distributions			$3.0000	$1.1820	$—	$—	$1.8180

2015 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/13/2015	02/11/2015	02/27/2015	$0.6500	$0.4680	$0.0126	$—	$0.1820
05/15/2015	05/13/2015	05/29/2015	0.6750	0.4860	0.0131	—	0.1890
08/17/2015	08/13/2015	08/31/2015	0.6750	0.4860	0.0131	—	0.1890
11/13/2015	11/11/2015	11/30/2015	0.7500	0.5400	0.0146	—	0.2100
Total 2015 Distributions			$2.7500	$1.9800	$0.0534	$—	$0.7700
The Company provides the following tax information to its preferred stockholders pertaining to the character of distributions paid during the 2017, 2016 and 2015 tax years. For a stockholder that received all distributions in cash during 2017, 100 percent will be treated as ordinary dividend income and none will be treated as return of capital. Of the ordinary dividend income, 13.3 percent will be treated as qualified dividend income. The per share characterization by quarter is reflected in the following table:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

2017 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
2/13/2017	2/9/2017	2/28/2017	$0.4609	$0.4609	$0.0611	$—	$—
5/16/2017	5/12/2017	5/31/2017	0.4609	0.4609	0.0611	—	—
8/17/2017	8/15/2017	8/31/2017	0.4609	0.4609	0.0611	—	—
11/15/2017	11/14/2017	11/30/2017	0.4609	0.4609	0.0611	—	—
Total 2017 Distributions			$1.8436	$1.8436	$0.2444	$—	$—

2016 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/12/2016	02/10/2016	02/29/2016	$0.4609	$0.4609	$—	$—	$—
05/13/2016	05/11/2016	05/31/2016	0.4609	0.4609	—	—	—
08/17/2016	08/15/2016	08/31/2016	0.4609	0.4609	—	—	—
11/15/2016	11/11/2016	11/30/2016	0.4609	0.4609	—	—	—
Total 2016 Distributions			$1.8436	$1.8436	$—	$—	$—

2015 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
05/15/2015	05/13/2015	06/01/2015	$0.6351	$0.6351	$0.0171	$—	$—
08/17/2015	08/13/2015	08/31/2015	0.4609	0.4609	0.0124	—	—
11/13/2015	11/11/2015	11/30/2015	0.4609	0.4609	0.0124	—	—
Total 2015 Distributions			$1.5569	$1.5569	$0.0419	$—	$—
The Company elected, effective for the 2013 tax year, to be treated as a REIT for federal income tax purposes. The Company's REIT election, assuming continued compliance with the applicable tests, will continue in effect for subsequent tax years. The Company satisfied the annual income test and the quarterly asset tests necessary for us to qualify to be taxed as a REIT for 2017, 2016 and 2015. Distributions made during 2017, 2016 and 2015 are treated as qualifying dividend income related to taxable dividends received from the Company's TRSs that were received and distributed in the respective years.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	December 31, 2017	December 31, 2016
Land	$580,000	$580,000
Natural gas pipeline	124,303,315	124,288,156
Vehicles and trailers	650,634	570,267
Office equipment and computers	268,559	267,095
Gross property and equipment	$125,802,508	$125,705,518
Less: accumulated depreciation	(12,643,636)	(9,292,712)
Net property and equipment	$113,158,872	$116,412,806
Depreciation expense was $3.4 million, $3.4 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

8. CONCENTRATIONS
The Company has customer concentrations through major tenants at its three significant leased properties as discussed fully in Note 3 ("Leased Properties And Leases"). In addition to these lease concentrations, contracted transportation revenues from the Company's subsidiary, MoGas, to its largest customer, Spire (formally Laclede Gas Company), represented approximately 11 percent, 12 percent and 15 percent of consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
9. MANAGEMENT AGREEMENT
The Company has executed a Management Agreement with Corridor InfraTrust Management, LLC ("Corridor"), a related party. Under the Management Agreement, Corridor (i) presents the Company with suitable acquisition opportunities consistent with the investment policies and objectives of the Company, (ii) is responsible for the day-to-day operations of the Company and (iii) performs such services and activities relating to the assets and operations of the Company as may be appropriate. The Management Agreement, which does not have a specific term and will remain in place unless terminated by the Company or Corridor in accordance with its terms, does give a majority of the stockholders of the Company, or two-thirds of the independent directors, the ability to terminate the agreement for any reason on thirty (30) days' prior written notice, so long as that notice is delivered with a termination payment equal to three times the base management fee and incentive fee paid to the manager in the last four quarters.
The terms of the Management Agreement provide for a quarterly management fee to be paid to Corridor equal to 0.25 percent (1.00 percent annualized) of the value of the Company's Managed Assets as of the end of each quarter. "Managed Assets" means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company's securities portfolio will be valued at then current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.
The Management Agreement also provides for payment of a quarterly incentive fee of 10 percent of the increase in distributions paid over a distribution threshold equal to $0.625 per share per quarter, and requires that at least half of any incentive fees that are paid be reinvested in the Company's common stock. The foregoing description of the terms of the May 1, 2015 Management Agreement is qualified in its entirety by reference to the full terms of such agreement, which is incorporated by reference as an exhibit to this Report.
During the years ended December 31, 2017, 2016 and 2015 the Company and the Manager agreed to the following modifications to the fee arrangements described above:

•
In order to ensure equitable application of the quarterly management fee provisions of the Management Agreement to the GIGS acquisition, which closed on June 30, 2015, the Manager waived any incremental management fee due as of the end of the second quarter of 2015 based on the net impact of the GIGS Acquisition as of June 30, 2015;

•
In light of the provisions for loan losses recognized by the Company on certain of its energy infrastructure financing investments (collectively, the "Underperforming Loans") during 2015 and the first quarter of 2016, the Manager voluntarily recommended, and the Company agreed, that effective on and after the Company's March 31, 2016 balance sheet date, solely for the purpose of computing the value of the Company's Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement, that portion of the Management Fee attributable to the Company's investment in the Underperforming Loans shall be based on the estimated net realizable value of such loans, which shall not exceed the amount invested in the Underperforming Loans as of the end of the quarter for which the Management Fee is to be calculated. This agreement superseded a similar prior agreement between the Company and the Manager, which was effective as of September 30, 2015, concerning valuation of the Black Bison Loans for purposes of calculating the Management Fee.

•
In light of the provision for uncollectable interest recorded with respect to Black Bison loans as described in Note 4 ("Financing Notes Receivable"), the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $133 thousand of the total $279 thousand incentive fee that would otherwise be payable under the provisions described above with respect to dividends paid on the Company's common stock during the year ended December 31, 2015, and accordingly the Manager received an incentive fee of $145 thousand for such period.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

•
During the year ended December 31, 2016, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $88 thousand of the total $595 thousand incentive fee that would have otherwise been payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.

•
During the year ended December 31, 2017, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $100 thousand of the total $595 thousand incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.

•
In order to ensure equitable application of the quarterly management fee provisions of the Management Agreement for the acquisition of Prudential's minority limited partner interest in Pinedale LP, which closed on December 29, 2017, the Manager waived any incremental management fee due as of the end of the fourth quarter of 2017 based on the net impact of the Pinedale LP acquisition.

Fees incurred under the Management Agreement for the years ended December 31, 2017, 2016 and 2015 were $7.2 million, $7.2 million and $5.7 million, respectively, and are reported in the General and Administrative line item on the Consolidated Statements of Income.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, an administrative fee equal to an annual rate of 0.04 percent of the value of the Company's Managed Assets, with a minimum annual fee of $30 thousand. Fees incurred under the Administrative Agreement for the years ended December 31, 2017, 2016 and 2015 were $269 thousand, $266 thousand and $224 thousand, respectively, and are reported in the General and Administrative line item on the Consolidated Statements of Income.
10. FAIR VALUE
The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis, by input level within the fair value hierarchy, as of December 31, 2017 and 2016:

	December 31, 2017
	Total	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$2,958,315	$—	$—	$2,958,315
Total Assets	$2,958,315	$—	$—	$2,958,315

	December 31, 2016
	Total	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$9,287,209	$—	$—	$9,287,209
Interest rate swap derivative	19,950	—	19,950	—
Total Assets	$9,307,159	$—	$19,950	$9,287,209
At December 31, 2017 and 2016, the only assets and liabilities measured at fair value on a recurring basis were the Company's (i) equity securities and (ii) derivatives and equity securities, respectively. On March 30, 2016, the Company terminated one of its interest rate swaps with a notional amount of $26.3 million concurrent with the assignment of the Pinedale Credit Facility. The remaining cash flow hedge was de-designated from hedge accounting as of March 30, 2016, and continued to be valued using a consistent methodology and therefore was classified as a Level 2 measurement. Subsequent to de-designation, changes in the fair value were recognized in earnings in the period in which the changes occurred, through expiration in December 2017.
Prior to the interest rate swaps termination and expiration, the valuation of the interest rate swaps was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The inputs used to value the derivatives fall primarily within Level 2 of the value hierarchy. See further discussion in Note 13 ("Interest Rate Hedge Swaps").

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2017 and 2016, are as follows:

Level 3 Rollforward
For the Year Ended 2017	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$9,287,209	$1,161,034	$(8,752,201)	$1,531,827	$(269,554)	$2,958,315	$295,161
Total	$9,287,209	$1,161,034	$(8,752,201)	$1,531,827	$(269,554)	$2,958,315	$295,161

For the Year Ended 2016
Other equity securities	$8,393,683	$—	$—	$781,154	$112,372	$9,287,209	$781,154
Total	$8,393,683	$—	$—	$781,154	$112,372	$9,287,209	$781,154
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the years ended December 31, 2017 and 2016.
Valuation Techniques and Unobservable Inputs
The Company's other equity securities, which represent securities issued by private companies, are classified as Level 3 assets and the Company has elected to report at fair value under the fair value option. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments.
As of December 31, 2017 and 2016, the Company's investment in Lightfoot is its only remaining significant private company investment. As of both December 31, 2017 and 2016, the Company held a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. Prior to the Zenith acquisition discussed below, Lightfoot's assets included an ownership interest in Gulf LNG, a 1.5 billion cubic feet per day ("bcf/d") receiving, storage and regasification terminal in Pascagoula, Mississippi, and common units and subordinated units representing an approximately 40 percent aggregate limited partner interest, and a noneconomic general partner interest, in Arc Logistics. As of December 31, 2017, Lightfoot's only material asset consists of its remaining investment in Gulf LNG.
On December 21, 2017, Zenith closed its acquisition of Arc Logistics. Under the terms of the agreement, Lightfoot LP received $14.50 per common unit of Arc Logistics. Lightfoot LP additionally received $36.2 million for the sale of 5.52 percent of its interest in Gulf LNG to Zenith (the "Unconditional Interest"). Under the terms of the agreement, Zenith will purchase the remaining 4.16 percent of Lightfoot's Gulf LNG interest (the “Conditional Interest”) for an additional $27.3 million upon a successful outcome (as defined) of the Gulf LNG arbitration with ENI USA, as discussed further below. Lightfoot GP received $94.5 million for 100 percent of the membership interests in Arc Logistics GP. Under the terms of the merger, at closing, Lightfoot LP and Lightfoot GP used a portion of their sale proceeds to purchase an approximate 13.5 percent interest in Arc Terminal Joliet Holdings.
In accordance with the above, subsequent to closing of the transaction, the Company received $7.6 million in cash proceeds related to its pro rata portion of the sale proceeds of Lightfoot, including proceeds related to Arc Logistics common units, the Unconditional Interest in Gulf LNG and membership interests in Arc Logistics GP. Amounts received are net of approximately $1.2 million related to the Company's required reinvestment in Arc Terminal Joliet Holdings, of which it owns approximately 0.6 percent.
As of December 31, 2017, the Company's remaining private company investments in Lightfoot and Arc Terminal Joliet Holdings represent less than 0.5 percent of its total assets. The fair value of the Company's private company investments at December 31, 2017 was approximately $3.0 million, which was determined using recent transaction data and expected proceeds, discounted using a risk-free rate through the expected receipt date. As of December 31, 2016, Lightfoot was valued using a combination of the following valuation techniques: (i) public share price of private companies' investments and (ii) discounted cash flow analysis using an estimated discount rate of 15.3 percent to 17.3 percent.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investment may fluctuate from period to period. Additionally, the fair value of the Company's investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA, one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA be successful in terminating its agreement with Gulf LNG, this could significantly impact the value of the Company's remaining investment in Lightfoot.
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
Derivative Asset — The Company has historically used interest rate swaps to manage interest rate risk. The fair value of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the respective derivative.
Secured Credit Facilities — The fair value of the Company's long-term variable-rate and fixed-rate debt under its secured credit facilities approximates carrying value.
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	December 31, 2017		December 31, 2016
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$15,787,069	$15,787,069	$7,895,084	$7,895,084
Financing notes receivable (Note 4)	Level 3	1,500,000	1,500,000	1,500,000	1,500,000
Derivative asset	Level 2	—	—	19,950	19,950
Financial Liabilities:
Secured credit facilities	Level 2	$40,745,354	$40,745,354	$89,387,985	$89,387,985
Unsecured convertible senior notes	Level 1	112,032,083	139,101,660	111,244,895	129,527,940
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

11. DEBT
The following is a summary of debt facilities and balances as of December 31, 2017 and 2016:

	Total Commitment or Original Principal	Quarterly Principal Payments		December 31, 2017		December 31, 2016
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	4.32%	$44,000,000	3.76%
CorEnergy Term Loan (1)	45,000,000	1,615,000	12/15/2019	—	—%	36,740,000	3.74%
MoGas Revolver	1,000,000	—	7/28/2022	—	4.32%	—	3.77%
Omega Line of Credit	1,500,000	—	7/31/2018	—	5.57%	—	4.77%
Pinedale Secured Credit Facility:
$58.5M Term Loan – related party (2)	11,085,750	167,139	3/30/2021	—	—%	8,860,577	8.00%
Amended Pinedale Term Credit Facility	41,000,000	882,000	12/29/2022	41,000,000	6.50%	—	—%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	114,000,000	7.00%	114,000,000	7.00%
Total Debt				$155,000,000		$203,600,577
Less:
Unamortized deferred financing costs (3)				$375,309		$381,531
Unamortized discount on 7.00% Convertible Senior Notes				1,847,254		2,586,166
Long-term debt, net of deferred financing costs				$152,777,437		$200,632,880
Debt due within one year				$3,528,000		$7,128,556
(1) The CorEnergy Term Loan was paid off during the third quarter of 2017 in connection with entering into the amended and restated CorEnergy Credit Facility discussed below.
(2) $47.4 million of the original $58.5 million term loan was payable to CorEnergy under the same terms and eliminates in consolidation. The term loan was paid off during the fourth quarter of 2017 in connection with the Amended Pinedale Term Credit Facility discussed below.

(3) Unamortized deferred financing costs related to our revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.

CorEnergy Credit Facilities
On September 26, 2014, the Company entered into a $30.0 million revolving credit facility (the "CorEnergy Revolver") with certain lenders and Regions Bank, as an agent for such lenders. Then in conjunction with the MoGas Transaction on November 24, 2014, increased the credit facility to $90.0 million at the REIT level, and $3.0 million at the subsidiary entity level. For the first six months, subsequent to the increase, the facility bore interest on the outstanding balance at a rate of LIBOR plus 3.50 percent. Beginning on May 24, 2015 and through July 7, 2015, the interest rate was determined by a pricing grid where the applicable interest rate was LIBOR plus 2.75 percent to 3.50 percent, depending on the Company's leverage ratio at such time. On June 29, 2015, the Company borrowed against the CorEnergy Revolver in the amount of $42.0 million in conjunction with the GIGS transaction.
On July 8, 2015, the Company amended and upsized its existing $93.0 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153.0 million, consisting of (i) an increase in the CorEnergy Revolver at the CorEnergy parent entity level to $105.0 million, (ii) a $45.0 million term loan at the CorEnergy parent entity level (the "CorEnergy Term Loan") and (iii) a $3.0 million revolving credit facility at the MoGas subsidiary entity level (the "MoGas Revolver" and, collectively with the upsized CorEnergy Revolver and the CorEnergy Term Loan, the "CorEnergy Credit Facility"). Upon closing the CorEnergy Credit Facility, CorEnergy drew $45.0 million on the CorEnergy Term Loan to pay off the balance on the CorEnergy Revolver that had been used in funding the GIGS acquisition in June 2015. The term note required quarterly principal payments of $900 thousand, which began on September 30, 2015. Quarterly principal payments were subsequently increased to $1.6 million in conjunction with the financing of the Pinedale Credit Facility, discussed further below.
On July 28, 2017, the Company entered into an amendment and restatement of the CorEnergy Credit Facility with Regions Bank (as lender and administrative agent for other participating lenders). The amended facility provides for borrowing commitments of up to $161.0 million, consisting of (i) $160.0 million on the CorEnergy Revolver, subject to borrowing base limitations, and (ii) $1.0 million on the MoGas Revolver, as detailed below. In connection with entering into the amended and restated facility on July 28, 2017, the Company used cash on hand and $10.0 million of borrowings under the amended facility to repay the $33.5 million outstanding balance on the CorEnergy Term Loan.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The amended facility has 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if the Company fails to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's convertible notes on June 15, 2020. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods).
The CorEnergy Credit Facility is secured by substantially all of the assets owned by the Company and its subsidiaries other than (i) the assets held by Mowood, LLC, Omega, Pinedale LP and Pinedale GP (the "Unrestricted Subs") and (ii) the equity investments in the Unrestricted Subs.
As of December 31, 2017, the Company was in compliance with all covenants of the CorEnergy Credit Facility, and the Company had approximately $140.5 million of availability.
MoGas Revolver
In conjunction with the MoGas Transaction, MoGas and United Property Systems, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 ("the MoGas Revolver") with certain lenders, including Regions Bank as agent for such lenders. Pursuant to the MoGas Revolver, the co-borrowers may borrow, prepay and re-borrow loans up to $3.0 million outstanding at any time. On July 8, 2015, the MoGas Revolver was amended and restated in accordance with the expansion of the CorEnergy Credit Facility discussed above. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the CorEnergy Credit Facility. On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million.
The MoGas Revolver is secured by the assets held at MoGas and has a maturity date of July 28, 2022. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the CorEnergy Revolver. As of December 31, 2017, the co-borrowers were in compliance with all covenants, and there were no borrowings against the MoGas Revolver.
Mowood/Omega Revolver
On July 31, 2015, a $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank with a maturity date of July 31, 2016. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2018. The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2017.
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
On March 4, 2016, the Company obtained a consent from its lenders under the CorEnergy Credit Facility, which permitted the Company to utilize the CorEnergy Credit Facility to refinance the Company's pro rata share of the remaining balance of the Pinedale secured term credit facility. On March 30, 2016, the Company and Prudential (collectively, "the Refinancing Lenders"), refinanced the remaining $58.5 million principal balance of the $70.0 million credit facility (on a pro rata basis equal to their respective equity interests in Pinedale LP, with the Company's 81.05 percent share being approximately $47.4 million) and executed a series of agreements assigning the credit facility to the Refinancing Lenders, with CorEnergy Infrastructure Trust, Inc. as Agent for the Refinancing Lenders. The facility was further modified to extend the maturity date to March 30, 2021; to increase the LIBOR Rate to the greater of (i) 1.00 percent and (ii) the one-month LIBOR rate; and to increase the LIBOR Rate Spread to 7.00 percent per annum. The Company's portion of the debt and interest was eliminated in consolidation and Prudential's portion of the debt was shown as a related-party liability.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Pinedale LP automatically entered into a Cash Control Period (as defined in the credit facility) with the Refinancing Lenders upon the April 29, 2016 bankruptcy filing by Ultra Wyoming and its parent guarantor, Ultra Petroleum. During a Cash Control Period, the Company as Agent swept all funds for the repayment of accrued interest, scheduled principal payments and principal prepayments on the loans. Ultra Petroleum emerged from bankruptcy in April 2017, resulting in the end of the Cash Control Period and, in May 2017, Pinedale LP resumed distributions. For the years ended December 31, 2017 and 2016, pursuant to these additional cash sweep provisions, an additional $4.4 million and $9.1 million, respectively, was distributed (pro rata, based on ownership percentages) to the Refinancing Lenders as a reduction to the outstanding principal.
On December 29, 2017, Pinedale LP entered into the Amended Pinedale Term Credit Facility with Prudential and a group of lenders affiliated with Prudential as the sole lenders and Prudential serving as administrative agent. Under the terms of the Amended Term Credit Facility, Pinedale LP was provided with a 5-year $41.0 million term loan facility, bearing interest at a fixed rate of 6.5 percent, which matures on December 29, 2022. Principal payments of $294 thousand, plus accrued interest, are payable monthly. The Amended Pinedale Term Credit Facility was utilized to pay off the balance due to the Refinancing Lenders under the previously existing Pinedale LP credit facility.
Outstanding balances under the facility are secured by the Pinedale liquids gathering system assets. The Amended Pinedale Term Credit Facility contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement which, along with other provisions of the credit facility, limit cash dividends and loans by Pinedale LP to the Company. At December 31, 2017, the net assets of Pinedale LP were $142.2 million and Pinedale LP was in compliance with all of the financial covenants of the Amended Pinedale Term Credit Facility.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the years ended December 31, 2017, 2016 and 2015 is as follows:

Deferred Financing Cost Amortization Expense (1)(2)
	For the Years Ended December 31,
	2017	2016	2015
CorEnergy Credit Facility	$873,601	$1,078,526	$926,930
Pinedale Credit Facility	392	156,330	500,326
Total Deferred Debt Cost Amortization	$873,993	$1,234,856	$1,427,256
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Income.
(2) For the amount of deferred debt costs amortization relating to the Convertible Notes included in the Consolidated Statements of Income, refer to the Convertible Note Interest Expense table below.
CorEnergy Credit Facilities
Prior to the July 28, 2017 amendment and restatement, previously existing deferred financing costs related to the CorEnergy Credit Facility were approximately $1.8 million, of which approximately $1.6 million will continue to be deferred and amortized under the amended and restated facility. Additionally, the Company incurred approximately $1.3 million in new debt issuance costs which have been deferred and will be amortized over the term of the new facility. The total deferred financing costs of $2.9 million are being amortized on a straight-line basis over the 5-year term of the amended and restated CorEnergy Credit Facility. Approximately $234 thousand of existing deferred costs and new debt issuance costs were expensed as a loss on extinguishment of debt related to the amendment and restatement in the Consolidated Statements of Income for the year ended December 31, 2017.
Amended Pinedale Term Credit Facility
In connection with entering into the Amended Pinedale Term Credit Facility, Pinedale LP incurred approximately $358 thousand in new debt issuance costs, of which $255 thousand have been deferred and will be amortized on a straight-line basis over the 5-year term of the Amended Pinedale Term Credit Facility. The remaining $103 thousand was expensed as a loss on extinguishment of debt in the Consolidated Statements of Income for the year ended December 31, 2017.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Contractual Payments
The remaining contractual principal payments as of December 31, 2017 under the Pinedale credit facility are as follows:

Year	Pinedale Credit Facility
2018	$3,528,000
2019	3,528,000
2020	3,528,000
2021	3,528,000
2022	26,888,000
Thereafter	—
Total	$41,000,000
Convertible Debt
On June 29, 2015, the Company completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "Convertible Notes"). The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.
Holders may convert their Convertible Notes into shares of the Company's common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes will be 30.3030 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $33.00 per share of Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
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
The Convertible Notes rank equal in right of payment to any other current and future unsecured obligations of the Company and senior in right of payment to any other current and future indebtedness of the Company that is contractually subordinated to the Convertible Notes. The Convertible Notes are structurally subordinated to all liabilities (including trade payables) of the Company's subsidiaries. The Convertible Notes are effectively junior to all of the Company's existing or future secured debt, to the extent of the value of the collateral securing such debt.
On May 23, 2016, the Company repurchased $1.0 million of its convertible bonds on the open market. This resulted in the company writing off a portion of the original underwriter's discount and deferred debt costs, as well as recognizing a gain on extinguishment of debt of $72 thousand which is included in interest expense in the Consolidated Statements of Income for the year ended December 31, 2016.
The following is a summary of the impact of Convertible Notes on interest expense for the years ended December 31, 2017, 2016 and 2015:

Convertible Note Interest Expense
	For the Years Ended December 31,
	2017	2016	2015
7.00% Convertible Notes	$7,980,000	$8,008,195	$4,069,722
Discount Amortization	738,912	744,081	380,653
Deferred Debt Issuance Cost Amortization	48,276	48,566	21,656
Total	$8,767,188	$8,800,842	$4,472,031
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Additionally, the Company incurred approximately $241 thousand in debt issuance costs associated with

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

the Convertible Notes which are being amortized over the life of the notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes was approximately 7.7 percent for each of the years ended December 31, 2017, 2016 and 2015.
12. ASSET RETIREMENT OBLIGATION
A component of the consideration exchanged to purchase the GIGS assets from Energy XXI in June 2015 was the assumption of the seller's asset retirement obligation ("ARO") associated with such assets. The ARO represents the estimated costs of decommissioning the GIGS pipelines and onshore oil receiving and separation facilities in Grand Isle, Louisiana at retirement. The Company recognized the ARO at its estimated fair value on the date of acquisition with a corresponding ARO asset capitalized as part of the carrying amount of the related long-lived assets to be depreciated over the assets' remaining useful lives.
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
In December 2017, the Company revised its estimate to reflect a decrease in marketplace rates for labor and other costs and for the expected timing of work. This change in estimate did not result in any charge to income for the year ended December 31, 2017. The following table is a reconciliation of the asset retirement obligation as of December 31, 2017 and 2016:

Asset Retirement Obligation
	For the Years Ended December 31,
	2017	2016
Beginning asset retirement obligation	$11,882,943	$12,839,042
Liabilities assumed	—	—
ARO accretion expense	663,065	726,664
Revision in cash flow estimates	(3,375,515)	(1,682,763)
Ending asset retirement obligation	$9,170,493	$11,882,943
13. INTEREST RATE HEDGE SWAPS
Derivative Instruments and Hedging Activities
The Company has historically used interest rate swaps to add stability to interest expense and to manage its exposure to interest rate movements. In February 2013, the Company entered into two interest rate swap agreements associated with a portion of its variable rate debt under the $70.0 million Pinedale Credit Facility, as discussed further in Note 11 ("Debt"). The notional amount covered under these agreements totaled $52.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreements, the Company received a floating rate based on the one-month LIBOR and paid a fixed rate of 0.865%. Each of the swap agreements was set to expire in December 2017. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap was reported as a component of accumulated other comprehensive income ("AOCI") and was reclassified into interest expense when the interest rate swap transaction affected earnings. Any ineffective portion of the gain or loss was recognized immediately in interest expense.
On March 30, 2016, the Company restructured the Pinedale Credit Facility, as further discussed in Note 11 ("Debt"). In connection with the assignment of the Pinedale Credit Facility, the Company terminated one of the interest rate swap agreements with a notional amount of $26.3 million and the remaining interest rate swap with a notional amount of $26.3 million was de-designated from hedge accounting. The remaining derivative expired in December 2017.
The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 (note that the ineffective portion is not presented as it was inconsequential for all periods presented):

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2017	2016	2015
Amount of Loss on Derivatives Recognized in AOCI (Effective Portion)	$—	$(300,181)	$(611,879)
Amount of Loss on Derivatives Reclassified from AOCI (Effective Portion) Recognized in Net Income(1)	—	(50,964)	(287,999)

Derivatives Not Designated as Hedging Instruments
Amount of Gain on Derivatives Recognized in Income(2)	$25,842	$73,204	$—
(1) Included in "Interest Expense" on the face of the Consolidated Statements of Income and Comprehensive Income.
(2) The gain (loss) recognized in income on derivatives includes changes in fair value for derivatives subsequent to de-designation from hedge accounting.
14. STOCKHOLDERS' EQUITY
PREFERRED STOCK
The Company's authorized preferred stock consists of 10.0 million shares having a par value of $0.001 per share. On January 27, 2015, the Company sold, in an underwritten public offering, 2,250,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred"). Pursuant to this offering, the Company issued 22,500 whole shares of Series A Preferred and received net cash proceeds of approximately $54.2 million.
On April 18, 2017, the Company closed a follow-on underwritten public offering of 2,800,000 depository shares, each representing 1/100th of a share of 7.375% Series A Preferred Stock, at a price of $25.00 per depository share. On May 10, 2017, the Company sold an additional 150,000 depository shares at a public offering price of $25.00 per depository share in connection with the underwriters' exercise of their over-allotment option to purchase additional shares. Total proceeds from the offering were approximately $71.2 million, after deducting underwriting discounts and other offering expenses. A portion of the proceeds from the offering were utilized to repay $44.0 million in outstanding borrowings under the CorEnergy Revolver. Following the offering, the Company has a total of 5,200,000 depository shares outstanding, or 52,000 whole shares.
The depositary shares pay an annual dividend of $1.84375 per share, equivalent to 7.375 percent of the $25.00 liquidation preference. The depositary shares may be redeemed on or after January 27, 2020, at the Company's option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The depositary shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company except in connection with certain changes of control. Holders of the depositary shares generally have no voting rights, except for limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not consecutive) and in certain other circumstances. The depositary shares representing the Series A Preferred trade on the NYSE under the ticker "CORRPrA." The aggregate par value of the preferred shares at December 31, 2017, was $52.00.
See Note 17 ("Subsequent Events"), for further information regarding the declaration of a dividend on the 7.375% Series A Cumulative Redeemable Preferred Stock.
COMMON STOCK
On December 31, 2015, the Company's Board of Directors authorized a share repurchase program for the Company to buy up to $10.0 million of its common stock. During 2016, the Company repurchased 90,613 shares for approximately $2.0 million in cash. Under the program, which expired December 31, 2016, the Company was authorized to repurchase shares from time to time through open market transactions, including through block purchases, privately negotiated transactions, or otherwise. There were no such repurchases in 2017. As of December 31, 2017, the Company had 11,915,830 of common shares issued and outstanding. See Note 17 ("Subsequent Events"), for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On February 18, 2016, the Company had a new shelf registration statement declared effective by the SEC, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of December 31, 2017, the Company had issued 62,215 shares of common stock under its dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $1.8 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of December 31, 2017, availability on the current shelf registration is approximately $524.5 million.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

15. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the years ended December 31, 2017, 2016 and 2015 exclude the impact to income and to the potential number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes because such impact is antidilutive. If converted, the 7.00% Convertible Senior Notes would result in an additional 3,454,545 common shares outstanding.

Earnings Per Share
	For the Years Ended December 31,
	2017	2016	2015
Net income attributable to CorEnergy stockholders	$32,602,790	$29,663,200	$12,319,911
Less: preferred dividend requirements	7,953,988	4,148,437	3,848,828
Net income attributable to common stockholders	$24,648,802	$25,514,763	$8,471,083
Weighted average shares - basic	11,900,516	11,901,985	10,685,892
Basic earnings per share	$2.07	$2.14	$0.79

Net income attributable to common stockholders (from above)	$24,648,802	$25,514,763	$8,471,083
Add: After tax effect of convertible interest	—	—	—
Income attributable for dilutive securities	$24,648,802	$25,514,763	$8,471,083
Weighted average shares - diluted	11,900,516	11,901,985	10,685,892
Diluted earnings per share	$2.07	$2.14	$0.79

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

16. QUARTERLY FINANCIAL DATA (Unaudited)

	For the Fiscal 2017 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$17,066,526	$17,050,092	$17,173,676	$17,513,510
Transportation and distribution revenue	5,010,590	4,775,780	5,270,628	4,888,575
Total Revenue	22,077,116	21,825,872	22,444,304	22,402,085
Expenses
Transportation and distribution expenses	1,335,570	1,362,980	2,384,182	1,646,975
General and administrative	3,061,240	2,558,339	2,632,546	2,534,372
Depreciation, amortization and ARO accretion expense	6,005,908	6,005,995	6,017,664	6,018,143
Total Expenses	10,402,718	9,927,314	11,034,392	10,199,490
Operating Income	$11,674,398	$11,898,558	$11,409,912	$12,202,595
Other Income (Expense)
Net distributions and dividend income	$43,462	$221,440	$213,040	$202,149
Net realized and unrealized gain (loss) on other equity securities	(544,208)	614,634	1,340,197	121,204
Interest expense	(3,454,397)	(3,202,837)	(2,928,036)	(2,793,245)
Loss on extinguishment of debt	—	—	(234,433)	(102,500)
Total Other Expense	(3,955,143)	(2,366,763)	(1,609,232)	(2,572,392)
Income before income taxes	7,719,255	9,531,795	9,800,680	9,630,203
Taxes
Current tax expense (benefit)	(33,760)	57,651	65,131	2,742,636
Deferred tax expense (benefit)	(298,846)	38,084	126,440	(352,018)
Income tax expense (benefit), net	(332,606)	95,735	191,571	2,390,618
Net Income	8,051,861	9,436,060	9,609,109	7,239,585
Less: Net Income attributable to non-controlling interest	382,383	435,888	431,825	483,730
Net Income attributable to CorEnergy Stockholders	$7,669,478	$9,000,172	$9,177,284	$6,755,855
Preferred dividend requirements	1,037,109	2,123,129	2,396,875	2,396,875
Net Income attributable to Common Stockholders	$6,632,369	$6,877,043	$6,780,409	$4,358,980

Earnings Per Common Share:
Basic	$0.56	$0.58	$0.57	$0.37
Diluted	$0.56	$0.58	$0.57	$0.37

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Fiscal 2016 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$16,996,072	$16,996,072	$16,996,155	$17,005,831
Transportation and distribution revenue	5,099,451	5,064,680	5,119,330	5,810,651
Financing revenue	162,344	—	—	—
Total Revenue	22,257,867	22,060,752	22,115,485	22,816,482
Expenses
Transportation and distribution expenses	1,362,325	1,378,306	1,482,161	2,240,556
General and administrative	3,289,852	2,773,240	3,021,869	3,185,419
Depreciation, amortization and ARO accretion expense	5,296,818	5,737,025	5,744,266	5,744,762
Provision for loan loss and disposition	4,645,188	369,278	—	—
Total Expenses	14,594,183	10,257,849	10,248,296	11,170,737
Operating Income	$7,663,684	$11,802,903	$11,867,189	$11,645,745
Other Income (Expense)
Net distributions and dividend income	$375,573	$214,169	$277,523	$273,559
Net realized and unrealized gain (loss) on other equity securities	(1,628,752)	1,199,665	1,430,858	(177,289)
Interest expense	(3,926,009)	(3,540,812)	(3,520,856)	(3,430,162)
Total Other Expense	(5,179,188)	(2,126,978)	(1,812,475)	(3,333,892)
Income before income taxes	2,484,496	9,675,925	10,054,714	8,311,853
Taxes
Current tax expense (benefit)	(677,731)	203,652	95,125	65,847
Deferred tax expense (benefit)	(577,395)	206,786	388,027	(168,731)
Income tax expense (benefit), net	(1,255,126)	410,438	483,152	(102,884)
Net Income	3,739,622	9,265,487	9,571,562	8,414,737
Less: Net Income attributable to non-controlling interest	348,501	310,960	340,377	328,370
Net Income attributable to CorEnergy Stockholders	$3,391,121	$8,954,527	$9,231,185	$8,086,367
Preferred dividend requirements	1,037,109	1,037,109	1,037,109	1,037,110
Net Income attributable to Common Stockholders	$2,354,012	$7,917,418	$8,194,076	$7,049,257

Earnings Per Common Share:
Basic	$0.20	$0.66	$0.69	$0.59
Diluted	$0.20	$0.66	$0.68	$0.59

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

17. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend
On January 24, 2018, the Company's Board of Directors declared a 2017 fourth quarter dividend of $0.75 per share for CorEnergy common stock. The dividend was paid on February 28, 2018, to stockholders of record on February 14, 2018.
Preferred Stock Dividend
On January 24, 2018, the Company's Board of Directors also declared a 2017 fourth quarter dividend of $0.4609375 per depositary share for its 7.375% Series A Cumulative Redeemable Preferred Stock. The preferred stock dividend was paid on February 28, 2018, to stockholders of record on February 14, 2018.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CorEnergy Infrastructure Trust, Inc.

CONDENSED BALANCE SHEETS	December 31, 2017	December 31, 2016
Assets
Leased property, net of accumulated depreciation of $927,838 and $743,458	$3,865,818	$4,050,198
Investments	479,840,250	451,603,448
Cash and cash equivalents	6,662,474	5,933,481
Due from subsidiary	7,302,678	9,770,878
Note receivable from subsidiary	83,250,000	128,244,591
Deferred costs, net of accumulated amortization of $226,342 and $1,240,297	2,255,425	1,548,255
Prepaid expenses and other assets	197,211	178,168
Total Assets	$583,373,856	$601,329,019
Liabilities and Equity
Secured credit facilities, net	—	80,527,408
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,967,917 and $2,755,105	112,032,083	111,244,895
Accounts payable and other accrued liabilities	987,881	1,199,616
Management fees payable	1,748,426	1,735,024
Due to affiliate	153,640	153,640
Total Liabilities	$114,922,030	$194,860,583
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 and $56,250,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 and 22,500 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$130,000,000	$56,250,000
Capital stock, non-convertible, $0.001 par value; 11,915,830 and 11,886,216 shares issued and outstanding at December 31, 2017 and December 31, 2016 (100,000,000 shares authorized)	11,916	11,886
Additional paid-in capital	338,439,910	350,217,746
Accumulated other comprehensive loss	—	(11,196)
Total Equity	468,451,826	406,468,436
Total Liabilities and Equity	$583,373,856	$601,329,019
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	For the Years Ended December 31,
	2017	2016	2015
Revenue
Lease revenue	$—	$—	$638,243
Earnings from subsidiary	36,222,221	32,856,338	10,894,003
Total Revenue	36,222,221	32,856,338	11,532,246
Expenses
General and administrative	2,298,201	2,236,358	1,426,598
Depreciation expense	184,380	184,380	754,050
Amortization expense	5,316	5,316	5,316
Total Expenses	2,487,897	2,426,054	2,185,964
Operating Income	$33,734,324	$30,430,284	$9,346,282
Other Income (Expense)
Net distributions and dividend income	$96,866	$12,963	$13,542
Interest on loans to subsidiaries	11,549,344	11,705,465	9,294,537
Interest expense, net	(11,451,944)	(12,485,510)	(6,334,450)
Loss on extinguishment of debt	(225,801)	—	—
Total Other Income (Expense)	(31,535)	(767,082)	2,973,629
Net Income	$33,702,789	$29,663,202	$12,319,911

Other comprehensive income:
Changes in fair value of qualifying hedges	11,196	(201,993)	(262,505)
Total Comprehensive Income	$33,713,985	$29,461,209	$12,057,406
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF CASH FLOW	For the Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$1,661,123	$(3,141,286)	$7,166,380
Investing Activities
Proceeds from sale of leased property held for sale	—	—	7,678,246
Issuance of note to subsidiary	—	(47,414,250)	—
Principal payments received from notes to subsidiaries	40,092,095	11,899,659	2,570,000
Investment in consolidated subsidiaries	(33,900,000)	—	(250,703,944)
Cash distributions from consolidated subsidiaries	46,774,111	39,139,897	23,392,442
Net cash provided by (used in) investing activities	$52,966,206	$3,625,306	$(217,063,256)
Financing Activities
Debt financing costs	(1,360,241)	(193,000)	(1,439,929)
Net offering proceeds on Series A preferred stock	71,161,531	—	54,210,476
Net offering proceeds on common stock	—	—	73,184,679
Net offering proceeds on convertible debt	—	—	111,262,500
Repurchases of common stock	—	(2,041,851)	—
Repurchases of convertible debt	—	(899,960)	—
Dividends paid on Series A preferred stock	(8,227,734)	(4,148,437)	(3,503,125)
Dividends paid on common stock	(34,731,892)	(34,896,727)	(28,528,224)
Advances on revolving line of credit	10,000,000	44,000,000	42,000,000
Payments on revolving line of credit	(54,000,000)	—	(74,000,000)
Proceeds from term debt	—	—	45,000,000
Principal payments on term debt	(36,740,000)	(6,460,000)	(1,800,000)
Net cash provided by (used in) financing activities	$(53,898,336)	$(4,639,975)	$216,386,377
Net Change in Cash and Cash Equivalents	$728,993	$(4,155,955)	$6,489,501
Cash and Cash Equivalents at beginning of period	5,933,481	10,089,436	3,599,935
Cash and Cash Equivalents at end of period	$6,662,474	$5,933,481	$10,089,436

Supplemental Disclosure of Cash Flow Information
Interest Paid	$10,080,764	$11,335,654	$5,254,591
Income taxes paid (net of refunds)	—	—	314,728
Non-Cash Investing Activities
Conversion of note receivable from subsidiary to investments	4,902,495	—	—
Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to the issuance of equity	—	—	(72,685)
Change in accounts payable and accrued expenses related to debt financing costs	—	—	(30,607)
Reinvestment of distributions by common stockholders in additional common shares	962,308	815,889	817,915
See accompanying Schedule I Notes to Condensed Financial Statements.
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
NOTE B - DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to CorEnergy Infrastructure Trust, Inc. from the Company's consolidated subsidiaries were $46.8 million, $39.1 million and $23.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CorEnergy Infrastructure Trust, Inc.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period 12/31/17
Description	Location	Encumbrances	Land	Building & Fixtures	Improvements / Adjustments (4)	Land	Building & Fixtures	Total	Accumulated Depreciation	Investment in Real Estate, net, at 12/31/17	Date Acquired	Life on which depreciation in latest income statement is computed
Pinedale LGS (1)(6)	Pinedale, WY	$41,000,000	$105,485,063	$125,119,062	$—	$105,485,063	$125,119,062	$230,604,125	$44,632,098	$185,972,027	2012	26 years
Portland Terminal Facility (2)(5)	Portland, OR	—	13,700,000	27,961,956	10,000,000	13,700,000	37,961,956	51,661,956	4,744,350	46,917,606	2014	30 years
United Property Systems (5)	St. Louis, MO	—	210,000	1,188,000	75,022	210,000	1,263,022	1,473,022	101,434	1,371,588	2014	40 years
Grand Isle Gathering System (3)(4)(5)	Gulf of Mexico	—	960,000	258,471,397	(5,058,280)	960,000	253,413,117	254,373,117	22,677,871	231,695,246	2015	27 years
		$41,000,000	$120,355,063	$412,740,415	$5,016,742	$120,355,063	$417,757,157	$538,112,220	$72,155,753	$465,956,467
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
(4) Initial costs associated with the GIGS asset include amounts capitalized related to an acquired asset retirement obligation (ARO). The negative subsequent adjustment relates to downward revisions of the ARO based on periodic reevaluation as required under FASB ASC 410-20.

(5) These 3 properties serve as collateral under the CorEnergy Credit Facility. There are no amounts outstanding on the credit facility as of December 31, 2017.
(6) The amount outstanding for the Amended Pinedale Term Credit Facility is $41,000,000, which was refinanced with Prudential on December 29, 2017.
NOTES TO SCHEDULE III - CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
Reconciliation of Real Estate and Accumulated Depreciation

	For the Years Ended December 31,
	2017	2016	2015
Investment in real estate:
Balance, beginning of year	$541,478,086	$543,095,478	$293,823,903
Addition: Acquisitions and developments	9,649	65,371	263,398,424
Deduction: Dispositions and other(1)	(3,375,515)	(1,682,763)	(14,126,849)
Balance, end of year	$538,112,220	$541,478,086	$543,095,478
Accumulated depreciation:
Balance, beginning of year	$52,219,717	$33,869,263	$25,295,958
Addition: Depreciation	19,936,036	18,350,454	15,021,908
Deduction: Dispositions and other	—	—	(6,448,603)
Balance, end of year	$72,155,753	$52,219,717	$33,869,263
(1) The Grand Isle Gathering System had a change in estimate related to the ARO in 2017 and 2016.

The aggregate cost of the properties is approximately $2.6 million lower for federal income tax purposes at December 31, 2017. The tax basis of the properties is unaudited.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE - CorEnergy Infrastructure Trust, Inc.

Description	Interest Rate	Final Maturity	Monthly Payment Amount (2)	Prior Liens	Face Value	Carrying Amount of Mortgage		Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgages
Billings, Dunn and McKenzie Counties, North Dakota (Morlock Well)	10.00%	6/30/2026	$33,333	None	$4,000,000	$1,500,000	(1)	$4,000,000
Second Mortgages
Billings, Dunn and McKenzie Counties, North Dakota (Morlock Well)	13.00%	12/31/2024	$10,833	None	1,000,000	—	(1)	1,000,000
					$5,000,000	$1,500,000		$5,000,000
(1) Due to decreased economic activity, a provision for loan loss was recorded for these loans. See Note 4 ("Financing Notes Receivable") for further information.
(2) Loans currently in forbearance period and on non-accrual status.
NOTES TO SCHEDULE IV - CONSOLIDATED MORTGAGE LOANS ON REAL ESTATE
Reconciliation of Mortgage Loans on Real Estate

	For the Years Ended December 31,
	2017	2016	2015
Beginning balance	$1,500,000	$6,877,021	$20,435,170
Additions:
New loans	—	100,000	—
Net deferred costs	—	—	(8,211)
Interest receivable (1)	—	(95,114)	302,395
Total Additions	$—	$4,886	$294,184
Deductions:
Principal repayments	$—	$—	$100,000
Foreclosures	—	1,857,000	—
Amortization of deferred costs	—	(2,025)	(6,804)
Principal, Interest and Deferred Costs Write Down (2)	—	3,526,932	13,759,137
Total deductions	$—	$5,381,907	$13,852,333
Ending balance	$1,500,000	$1,500,000	$6,877,021
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

ITEM 16. FORM 10-K SUMMARY
None.

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

SIGNATURE	TITLE	DATE
/s/ Richard C. Green	Executive Chairman of the Board	February 28, 2018
Richard C. Green

/s/ David J. Schulte	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
David J. Schulte

/s/ Nathan L. Poundstone	Chief Accounting Officer (Principal Accounting and Principal Financial Officer)	February 28, 2018
Nathan L. Poundstone

/s/ Todd Banks	Director	February 28, 2018
Todd Banks

/s/ Barrett Brady	Director	February 28, 2018
Barrett Brady

/s/ Conrad S. Ciccotello	Director	February 28, 2018
Conrad S. Ciccotello

/s/ Charles E. Heath	Director	February 28, 2018
Charles E. Heath

/s/ Catherine A. Lewis	Director	February 28, 2018
Catherine A. Lewis