Form 10-Q
period 2018-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2018-05-02
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of May 1, 2018, the registrant had 11,925,484 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018
TABLE OF CONTENTS
____________________________________________________________________________________________

This Report on Form 10-Q ("Report") should be read in its entirety. No one section of the Report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes, and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the Annual Report on Form 10-K, for the year ended December 31, 2017.

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2017.

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
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy.
CPI: Consumer Price Index.
Exchange Act: the Securities Exchange Act of 1934, as amended.
Energy XXI: Energy XXI Ltd, the parent company (and guarantor) of our tenant on the Grand Isle Gathering System lease, emerged from a reorganization under Chapter 11 of the US Bankruptcy Code on December 30, 2016, with the succeeding company named Energy XXI Gulf Coast, Inc. Throughout this document, references to Energy XXI will refer to both the pre- and post-bankruptcy entities.
Energy XXI Tenant: Energy XXI GIGS Services, LLC, a wholly-owned operating subsidiary of Energy XXI that is the tenant under Grand Isle Corridor's triple-net lease of the Grand Isle Gathering System.
FASB: Financial Accounting Standards Board.
FERC: Federal Energy Regulatory Commission.
Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy.
Four Wood Energy: Four Wood Energy Partners LLC, a wholly-owned subsidiary of Four Wood Capital Partners LLC.
Four Wood Notes: the financing notes between Four Wood Corridor and Corridor Private and SWD.
GAAP: U.S. generally accepted accounting principles.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets are triple-net leased to Energy XXI Tenant.
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
Pinedale LP: Pinedale Corridor, LP, an indirect wholly-owned subsidiary of CorEnergy.
Pinedale LP I: Pinedale LP I, LLC, a wholly-owned subsidiary of CorEnergy, which purchased the 18.95 percent noncontrolling equity interest in Pinedale LGS from Prudential on December 29, 2017.
Pinedale GP: the general partner of Pinedale LP and a wholly-owned subsidiary of CorEnergy.
Portland Lease Agreement: the January 2014 agreement pursuant to which the Portland Terminal Facility is triple-net leased to Zenith Terminals.
Portland Terminal Facility: a petroleum products terminal located in Portland, Oregon.
Prudential: the Prudential Insurance Company of America.
QDI: qualified dividend income.
REIT: real estate investment trust.
SEC: Securities and Exchange Commission.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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

•	the potential impact of greenhouse gas regulation and climate change on our or our tenants' business, financial condition and results of operations;

•	the loss of any member of our management team;

•	our continued ability to access the debt and equity markets;

•	our ability to successfully implement our selective acquisition strategy;

•	our ability to obtain suitable tenants for our properties;

•	our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;

•	changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;

•	our ability to comply with certain debt covenants;

•	dependence by us and our tenants on key customers for significant revenues, and the risk of defaults by any such tenants or customers;

•	the risk of adverse impacts to our results of operations if the tenant exercises its early lease termination or lease buy-out options at our Portland Terminal Facility;

•	our or our tenants' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	the continued availability of third-party pipelines, railroads or other facilities interconnected with certain of our infrastructure assets;

•	risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by extreme weather patterns and other natural phenomena;

•	our ability to sell properties at an attractive price;

•	market conditions and related price volatility affecting our debt and equity securities;

•	competitive and regulatory pressures on the revenues of our interstate natural gas transmission business;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences;

•	declines in the market value of our investment securities;

Table of Contents	Glossary of Defined Terms

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, and Part II, Item 1A, "Risk Factors", in this Report.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $77,452,422 and $72,155,753	$460,659,797	$465,956,467
Property and equipment, net of accumulated depreciation of $13,470,161 and $12,643,636	112,357,230	113,158,872
Financing notes and related accrued interest receivable, net of reserve of $4,600,000 and $4,100,000	1,000,000	1,500,000
Other equity securities, at fair value	2,972,281	2,958,315
Cash and cash equivalents	17,330,097	15,787,069
Deferred rent receivable	23,760,888	22,060,787
Accounts and other receivables	2,983,075	3,786,036
Deferred costs, net of accumulated amortization of $790,381 and $623,764	3,338,298	3,504,916
Prepaid expenses and other assets	791,418	742,154
Deferred tax asset, net	3,511,770	2,244,629
Goodwill	1,718,868	1,718,868
Total Assets	$630,423,722	$633,418,113
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $250,507 and $254,646	$39,867,493	$40,745,354
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,771,120 and $1,967,917	112,228,880	112,032,083
Asset retirement obligation	9,298,421	9,170,493
Accounts payable and other accrued liabilities	4,183,744	2,333,782
Management fees payable	1,813,263	1,748,426
Income tax liability	2,169,077	2,204,626
Unearned revenue	4,842,292	3,397,717
Total Liabilities	$174,403,170	$171,632,481
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 issued and outstanding at March 31, 2018 and December 31, 2017	$130,000,000	$130,000,000
Capital stock, non-convertible, $0.001 par value; 11,924,478 and 11,915,830 shares issued and outstanding at March 31, 2018 and December 31, 2017 (100,000,000 shares authorized)	11,925	11,916
Additional paid-in capital	326,008,627	331,773,716
Total Equity	456,020,552	461,785,632
Total Liabilities and Equity	$630,423,722	$633,418,113
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Revenue
Lease revenue	$17,591,859	$17,066,526
Transportation and distribution revenue	3,952,979	5,010,590
Total Revenue	21,544,838	22,077,116
Expenses
Transportation and distribution expenses	1,572,896	1,335,570
General and administrative	2,727,057	3,061,240
Depreciation, amortization and ARO accretion expense	6,289,330	6,005,908
Provision for loan losses	500,000	—
Total Expenses	11,089,283	10,402,718
Operating Income	$10,455,555	$11,674,398
Other Income (Expense)
Net distributions and dividend income	$3,951	$43,462
Net realized and unrealized gain (loss) on other equity securities	13,966	(544,208)
Interest expense	(3,210,590)	(3,454,397)
Total Other Expense	(3,192,673)	(3,955,143)
Income before income taxes	7,262,882	7,719,255
Taxes
Current tax benefit	(35,549)	(33,760)
Deferred tax benefit	(409,277)	(298,846)
Income tax benefit, net	(444,826)	(332,606)
Net Income	7,707,708	8,051,861
Less: Net Income attributable to non-controlling interest	—	382,383
Net Income attributable to CorEnergy Stockholders	$7,707,708	$7,669,478
Preferred dividend requirements	2,396,875	1,037,109
Net Income attributable to Common Stockholders	$5,310,833	$6,632,369

Net Income	$7,707,708	$8,051,861
Other comprehensive income:
Changes in fair value of qualifying hedges / AOCI attributable to CorEnergy stockholders	—	2,972
Changes in fair value of qualifying hedges / AOCI attributable to non-controlling interest	—	694
Net Change in Other Comprehensive Income	$—	$3,666
Total Comprehensive Income	7,707,708	8,055,527
Less: Comprehensive income attributable to non-controlling interest	—	383,077
Comprehensive Income attributable to CorEnergy Stockholders	$7,707,708	$7,672,450
Earnings Per Common Share:
Basic	$0.45	$0.56
Diluted	$0.45	$0.56
Weighted Average Shares of Common Stock Outstanding:
Basic	11,918,904	11,888,681
Diluted	11,918,904	11,888,681
Dividends declared per share	$0.750	$0.750
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Amount
Balance at December 31, 2017	11,915,830	$11,916	$130,000,000	$331,773,716	$—	$461,785,632
Cumulative transition adjustment upon the adoption of ASC 606, net of tax	—	—	—	(2,449,245)	—	(2,449,245)
Net income	—	—	—	—	7,707,708	7,707,708
Series A preferred stock dividends	—	—	—	—	(2,396,875)	(2,396,875)
Common stock dividends	—	—	—	(3,626,039)	(5,310,833)	(8,936,872)
Reinvestment of dividends paid to common stockholders	8,648	9	—	310,195	—	310,204
Balance at March 31, 2018 (Unaudited)	11,924,478	$11,925	$130,000,000	$326,008,627	$—	$456,020,552
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Operating Activities
Net Income	$7,707,708	$8,051,861
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(409,277)	(298,846)
Depreciation, amortization and ARO accretion	6,642,875	6,474,779
Provision for loan losses	500,000	—
Gain on sale of equipment	(3,724)	—
Net distributions and dividend income, including recharacterization of income	—	148,649
Net realized and unrealized (gain) loss on other equity securities	(13,966)	544,208
Unrealized gain on derivative contract	—	(27,073)
Changes in assets and liabilities:
Increase in deferred rent receivable	(1,700,101)	(1,802,285)
Decrease in accounts and other receivables	802,961	632,878
Increase in prepaid expenses and other assets	(49,264)	(99,573)
Increase in management fee payable	64,837	10,270
Increase in accounts payable and other accrued liabilities	2,102,656	1,932,866
Decrease in current income tax liability	(35,549)	—
Decrease in unearned revenue	(1,862,534)	—
Net cash provided by operating activities	$13,746,622	$15,567,734
Investing Activities
Purchases of property and equipment	(47,883)	—
Proceeds from sale of property and equipment	11,499	—
Return of capital on distributions received	—	31,055
Net cash (used in) provided by investing activities	$(36,384)	$31,055
Financing Activities
Debt financing costs	(261,667)	—
Dividends paid on Series A preferred stock	(2,396,875)	(1,037,109)
Dividends paid on common stock	(8,626,668)	(8,667,329)
Principal payments on secured credit facilities	(882,000)	(2,413,733)
Net cash used in financing activities	$(12,167,210)	$(12,118,171)
Net Change in Cash and Cash Equivalents	$1,543,028	$3,480,618
Cash and Cash Equivalents at beginning of period	15,787,069	7,895,084
Cash and Cash Equivalents at end of period	$17,330,097	$11,375,702

Supplemental Disclosure of Cash Flow Information
Interest paid	$705,228	$1,047,357

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$(252,694)	$—
Reinvestment of distributions by common stockholders in additional common shares	310,204	247,333
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
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
Basis of Presentation
The accompanying consolidated financial statements include CorEnergy accounts and the accounts of its wholly-owned subsidiaries and have been prepared in accordance with GAAP set forth in the ASC, as published by the FASB, and with the SEC instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the Company's net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable.
The FASB issued ASU 2015-02 "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. However, based on the general partners' roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon that evaluation, the consolidated financial statements presented include full consolidation with respect to both of the partnerships.
Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2017, filed with the SEC on February 28, 2018 (the "2017 CorEnergy 10-K").
2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09" or "ASC 606"), which became effective for all public entities on January 1, 2018, if not adopted early. ASC 606 supersedes previously existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g. leases). The model requires an entity to recognize as revenue the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. A substantial portion of the Company's revenue consists of rental income from leasing arrangements,

Table of Contents	Glossary of Defined Terms

which is specifically excluded from ASC 606. However, the Company's transportation and distribution revenue is within the scope of the new guidance. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. The Company elected to apply the guidance only to open contracts as of the effective date. The Company recognized the cumulative effect of applying the new standard as an adjustment to the opening balance of stockholders' equity. The comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. Refer to Note 4 ("Transportation And Distribution Revenue") for further discussion of our transportation and distribution revenue recognition policy, transition impact and related disclosures under ASC 606.
In January 2016, the FASB issued ASU 2016-01 "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The practicability exception is available for equity investments that do not have readily determinable fair values. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this standard on January 1, 2018 did not have a material impact on the Company's consolidated financial statements, as its investments are currently recorded at fair value.
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
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact that adopting the new standard will have on the Company's consolidated financial statements but believes that, unless the Company acquires any additional financing receivables, the impact would not be material.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments." This new standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and required adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would have been required to apply the amendments prospectively as of the earliest date practicable. The adoption of this standard on January 1, 2018 did not have a material impact on the Company's consolidated financial statements.
3. LEASED PROPERTIES AND LEASES
As of March 31, 2018, the Company had three significant leased properties located in Oregon, Wyoming, Louisiana, and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial terms of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

Table of Contents	Glossary of Defined Terms

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS	Portland Terminal Facility
Location	Gulf of Mexico/Louisiana	Pinedale, WY	Portland, OR
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC	Zenith Energy Terminals Holdings LLC
Asset Description	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.	Approximately 150 miles of pipelines and four central storage facilities.	A 39-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1.5 million barrels.
Date Acquired	June 2015	December 2012	January 2014
Initial Lease Term	11 years	15 years	15 years(1)
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms	5-year terms
Current Monthly Rent Payments	7/1/2017 - 6/30/2018: $2,854,667 7/1/2018 - 6/30/2019: $2,860,917	$1,776,772	$513,355
Initial Estimated Useful Life	27 years	26 years	30 years
(1) The lessee of the Portland Terminal Facility has a purchase option on the facility, which it can exercise with 90-days notice, as well as lease termination options on the fifth and tenth anniversaries of the lease. If exercised, the purchase option and termination options are subject to additional payment provisions and termination fees prescribed under the lease.

The future contracted minimum rental receipts for all leases as of March 31, 2018, are as follows:

Future Minimum Lease Receipts (1)
Years Ending December 31,	Amount
2018	$46,373,771
2019	64,103,462
2020	71,264,921
2021	77,445,396
2022	76,553,434
Thereafter	302,242,184
Total	$637,983,168
(1) Future minimum lease receipts include base rents for the Portland Terminal Facility through its initial 15-year term.
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
			For the Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2018	March 31, 2017
Pinedale LGS	39.9%	39.9%	32.8%	30.6%
Grand Isle Gathering System	49.7%	49.7%	57.8%	59.6%
Portland Terminal Facility	10.1%	10.1%	9.3%	9.7%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.

Table of Contents	Glossary of Defined Terms

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Depreciation Expense
GIGS	$2,751,272	$2,438,649
Pinedale	2,217,360	2,217,360
Portland Terminal Facility	318,915	318,915
United Property Systems	9,122	9,059
Total Depreciation Expense	$5,296,669	$4,983,983
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641
Pinedale	15,342	15,342
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983
ARO Accretion Expense
GIGS	$127,928	$160,629
Total ARO Accretion Expense	$127,928	$160,629
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	March 31, 2018	December 31, 2017
Net Deferred Lease Costs
GIGS	$252,242	$259,883
Pinedale	596,375	611,717
Total Deferred Lease Costs, net	$848,617	$871,600
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
Ultra Petroleum
UPL is currently subject to the reporting requirements under the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Its SEC filings can be found at www.sec.gov. Its stock is trading on the NASDAQ under the symbol UPL. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of UPL but has no reason to doubt the accuracy or completeness of such information. In addition, UPL has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of UPL that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
Energy XXI
Energy XXI is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Its SEC filings can be found at www.sec.gov. Effective March 21, 2018, Energy XXI changed its NASDAQ ticker symbol from EXXI to EGC. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of Energy XXI but has no reason to doubt the accuracy or completeness of such information. In addition, Energy XXI has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of Energy XXI that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.

Table of Contents	Glossary of Defined Terms

Zenith
On December 21, 2017, the parent company of the Company's tenant at the Portland Terminal Facility, Arc Logistics, closed on its previously announced merger agreement, whereby it was acquired by Zenith Energy U.S., LP. ("Zenith"). In its earlier proxy filing associated with the merger, Arc Logistics described a number of different actions available to it under the Portland Lease Agreement, which include (i) continuing with the current terminal lease, (ii) exercising its buy-out option on the terminal or (iii) terminating the lease at its fifth anniversary, subject to the termination provisions in the lease. The proxy suggested that Arc Logistics had not yet decided which of those plans of action it may select, and it remains unclear whether the merger will have any impact on whether, or when, any of the options would be exercised. In January 2018, the Company entered into an amendment with Zenith Terminals which extended the notice period for the fifth anniversary termination option for an additional six months, from February 1, 2018 to August 1, 2018. The Company has not received notice with respect to either a buy-out or termination option election and, to date, the terminal lease continues to operate in the same manner as prior to the merger.
Acquisition of Pinedale LGS Non-Controlling Interest
On December 29, 2017, Pinedale LP I, a wholly-owned subsidiary of the Company, purchased Prudential's 18.95 percent non-controlling equity interest in Pinedale LP for consideration of approximately $32.9 million. As the transaction resulted in an increase in the Company's interest in Pinedale LP, but not a change in control, the purchase was accounted for as an equity transaction. Upon closing the transaction, the Company indirectly owns 100 percent of Pinedale LP through its wholly-owned subsidiaries Pinedale GP and Pinedale LP I and there is no longer a noncontrolling interest in the Company's consolidated financial statements.
4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of natural gas supply, transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and expansion. Under the Company's natural gas supply, transportation and distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as natural gas is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract. The transaction price is calculated based on (i) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) FERC regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual CPI escalators) in the case of the Company's distribution agreement. Based on the nature of the agreements, revenue for all but one of the Company's natural gas supply, transportation and distribution performance obligations is recognized on a right to invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer. The Company has a contract with Spire that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation, as discussed further below. All invoicing is done in the month following service, with payment typically due a month from invoice date.
Based on a downward revision of the rate during the Company's long-term natural gas transportation contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Accordingly, on January 1, 2018, the Company recorded a cumulative adjustment to recognize a contract liability of approximately $3.3 million, and a corresponding reduction to beginning equity (net of deferred tax impact). The adjustment reflects the difference in amounts previously recognized as invoiced, versus cumulative revenues earned under the contract on a straight-line basis in accordance with ASC 606, as of the date of adoption. The contract liability will continue to accumulate additional unrecognized performance obligations at a rate of approximately $992 thousand per quarter until the contractual rate decrease takes effect in November 2018. Following the rate decline, recognized performance obligations will exceed amounts invoiced and the contract liability is expected to decline at a rate of approximately $138 thousand per quarter through the end of the contract in October 2030. As of March 31, 2018, the revenue allocated to the remaining performance obligation under this contract is approximately $67.5 million.
The Company's contracts also contain performance obligations related to system maintenance and expansion, which are completed on an as-needed basis. The work performed is specific and tailored to the customer's needs and there are no alternative uses for the services provided. Therefore, as the work is being completed, control is transferring to the customer. These services are billed at the Company's cost, plus an agreed upon margin, and the Company has an enforceable right to payment for services provided. The Company invoices for this service on a monthly basis according to an agreed upon billing schedule. Revenue is recognized on an input method, based on the actual cost of a service as a measure of performance obligations satisfaction, which the Company determined to be the method which faithfully depicts the transfer of services. Differences between the amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheet. Any differences are generally expected to be recognized within a year.

Table of Contents	Glossary of Defined Terms

The table below summarizes the Company's contract asset and contract liability balances related to its transportation and distribution revenue contracts as of March 31, 2018:

	Contract Asset(1)	Contract Liability(2)
Beginning Balance January 1, 2018	$328,033	$—
Cumulative Transition Adjustment Upon Adoption of ASC 606	—	3,307,109
Unrecognized Performance Obligations	(207,157)	992,133
Recognized Performance Obligations	31,272	—
Ending Balance March 31, 2018	$152,148	$4,299,242
(1) The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
(2) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The vast majority of the Company's reported transportation and distribution revenues are comprised of revenue from its natural gas transportation contracts (66.5 percent and 71.8 percent for the three months ended March 31, 2018 and 2017, respectively) and its natural gas distribution contracts (26.4 percent and 20.1 percent for the three months ended March 31, 2018 and 2017, respectively).
In accordance with ASC 606 transition disclosure requirements, the cumulative effect of changes made to the Consolidated Balance Sheet as of January 1, 2018 for the adoption of ASC 606 were as follows:

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Deferred Tax Asset	$2,244,629	$857,864	$3,102,493
Liabilities
Unearned revenue	3,397,717	3,307,109	6,704,826
Equity
Additional paid in capital	331,773,716	(2,449,245)	329,324,471
The tables below disclose the impact of adoption on the Consolidated Balance Sheet and Consolidated Statement of Income as of and for the period ended March 31, 2018:

	As of March 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Deferred Tax Asset	$3,511,770	$2,396,547	$1,115,223
Liabilities
Unearned revenue	4,842,292	543,050	4,299,242
Equity
Additional paid in capital	326,008,627	329,192,646	(3,184,019)

	For the Three Months Ended March 31, 2018
Statement of Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues
Transportation and distribution revenue	$3,952,979	$4,945,112	$(992,133)
Taxes
Deferred tax benefit	(409,277)	(151,918)	(257,359)
5. FINANCING NOTES RECEIVABLE
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

Table of Contents	Glossary of Defined Terms

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
Four Wood Financing Note Receivable
As a result of decreased economic activity by SWD, the Company recorded a provision for loan loss with respect to the SWD Loans and the loans were placed on non-accrual status during the first quarter of 2016. During the first quarter of 2018, the Company recorded an additional provision for loan loss on the SWD Loans of $500 thousand. The balance of the loans has been valued based on the enterprise value of SWD, the collateral supporting the loans, at $1.0 million and $1.5 million as of March 31, 2018 and December 31, 2017, respectively.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017, are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2018	December 31, 2017
Deferred Tax Assets:
Deferred contract revenue	$1,115,223	$—
Net operating loss carryforwards	952,410	957,719
Loan loss provision	263,508	247,814
Basis reduction of investment in partnerships	261,072	261,549
Other loss carryforwards	3,303,153	2,965,321
Sub-total	$5,895,366	$4,432,403
Deferred Tax Liabilities:
Net unrealized gain on investment securities	$(368,074)	$(342,669)
Cost recovery of leased and fixed assets	(2,010,767)	(1,845,105)
Basis reduction in tax goodwill	(4,755)	—
Sub-total	$(2,383,596)	$(2,187,774)
Total net deferred tax asset	$3,511,770	$2,244,629
As of March 31, 2018, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2013 remain open to examination by federal and state tax authorities.
The Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted on December 22, 2017. The 2017 Tax Act reduces the US federal corporate tax rate from 35 percent to 21 percent. The 2017 Tax Act also repealed the alternative minimum tax for corporations. The Company has completed its provisional accounting for the tax effects of enactment of the 2017 Tax Act. Due to the timing and complexities of the new legislation, the SEC has issued Staff Accounting Bulletin 118, which allows for the recognition of provisional amounts during a measurement period similar to the measurement period used when accounting for business combinations. The Company remeasured deferred tax assets and liabilities based on the updated rates at which they are expected to reverse in the future, in the table above, which resulted in a $1.3 million transition adjustment that reduced net deferred tax assets at December 31, 2017. The Company will continue to assess the impact of the new tax legislation, as well as any future regulations and updates, and will record any additional impacts as identified during the measurement period, if necessary.

Table of Contents	Glossary of Defined Terms

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three months ended March 31, 2018 and 35 percent for the three months ended March 31, 2017 to income from operations and other income and expense for the periods presented, as follows:

Income Tax Benefit
	For the Three Months Ended
	March 31, 2018	March 31, 2017
Application of statutory income tax rate	$1,525,205	$2,567,905
State income taxes, net of federal tax benefit	(143,950)	(35,437)
Federal Tax Attributable to Income of Real Estate Investment Trust	(1,814,496)	(2,865,074)
Other	(11,585)	—
Total income tax benefit	$(444,826)	$(332,606)
The components of income tax benefit include the following for the periods presented:

Components of Income Tax Benefit
	For the Three Months Ended
	March 31, 2018	March 31, 2017
Current tax benefit
Federal	$(28,139)	$(30,469)
State (net of federal tax benefit)	(7,410)	(3,291)
Total current tax benefit	$(35,549)	$(33,760)
Deferred tax benefit
Federal	$(272,738)	$(266,700)
State (net of federal tax benefit)	(136,539)	(32,146)
Total deferred tax benefit	$(409,277)	$(298,846)
Total income tax benefit, net	$(444,826)	$(332,606)
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	March 31, 2018	December 31, 2017
Land	$580,000	$580,000
Natural gas pipeline	124,303,315	124,303,315
Vehicles and trailers	675,517	650,634
Office equipment and computers	268,559	268,559
Gross property and equipment	$125,827,391	$125,802,508
Less: accumulated depreciation	(13,470,161)	(12,643,636)
Net property and equipment	$112,357,230	$113,158,872

Depreciation expense was $842 thousand for the three months ended March 31, 2018, and $838 thousand for the three months ended March 31, 2017.
8. MANAGEMENT AGREEMENT
The Company pays its manager, Corridor, pursuant to a Management Agreement as described in the 2017 CorEnergy 10-K. Fees incurred under the Management Agreement for the three months ended March 31, 2018 were $1.9 million, compared to $1.8 million for the three months ended March 31, 2017. Fees incurred under the Management Agreement are reported in the General and Administrative line item on the Consolidated Statements of Income.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three months ended March 31, 2018 were $69 thousand, compared to $67 thousand for the three months ended March 31, 2017. Fees incurred under the Administrative Agreement are reported in the General and Administrative line item on the Consolidated Statements of Income.

Table of Contents	Glossary of Defined Terms

9. FAIR VALUE
The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2018 and December 31, 2017:

	March 31, 2018
		Fair Value
	Total	Level 1	Level 2	Level 3
Assets:
Other equity securities	$2,972,281	$—	$—	$2,972,281
Total Assets	$2,972,281	$—	$—	$2,972,281

	December 31, 2017
		Fair Value
	Total	Level 1	Level 2	Level 3
Assets:
Other equity securities	$2,958,315	$—	$—	$2,958,315
Total Assets	$2,958,315	$—	$—	$2,958,315
At March 31, 2018 and December 31, 2017, the only assets and liabilities measured at fair value on a recurring basis were the Company's equity securities.
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2018 and 2017 are as follows:

Level 3 Rollforward
For the Three Months Ended March 31, 2018	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains/(Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains/(Losses), Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$2,958,315	$—	$—	$13,966	$—	$2,972,281	$13,966
Total	$2,958,315	$—	$—	$13,966	$—	$2,972,281	$13,966

For the Three Months Ended March 31, 2017
Other equity securities	$9,287,209	$—	$—	$(544,208)	$(179,704)	$8,563,297	$(544,208)
Total	$9,287,209	$—	$—	$(544,208)	$(179,704)	$8,563,297	$(544,208)
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the three months ended March 31, 2018 and 2017.
Valuation Techniques and Unobservable Inputs
The Company's other equity securities, which represent securities issued by private companies, are classified as Level 3 assets and the Company has elected to report at fair value under the fair value option. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments.
As of both March 31, 2018 and December 31, 2017, the Company's investment in Lightfoot and Arc Terminal Joliet Holdings are its only remaining private company investments. The Company's Lightfoot investment consists of a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. As of both March 31, 2018 and December 31, 2017, Lightfoot's only material asset consists of its remaining investment in Gulf LNG, a 1.5 billion cubic feet per day ("bcf/d") receiving, storage, and regasification terminal in Pascagoula, Mississippi. Additionally, the Company owns a 0.6 percent interest in Arc Terminal Joliet Holdings, which was acquired in conjunction with the terms of Zenith's acquisition of Arc Logistics discussed below.
On December 21, 2017, Zenith closed its acquisition of Arc Logistics, except for terms pending with respect to the Gulf LNG arbitration with ENI USA. Under the terms of the agreement, Zenith will purchase the remaining 4.16 percent of Lightfoot's Gulf

Table of Contents	Glossary of Defined Terms

LNG interest ("the Conditional Interest") for an additional $27.3 million upon a successful outcome (as defined) of the Gulf LNG arbitration with Eni USA.
On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA, one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. Should Eni USA be successful in terminating its agreement with Gulf LNG, it could significantly impact the Company's remaining investment in Lightfoot.
The Company's remaining private company investments in Lightfoot and Arc Terminal Joliet holdings represent less than 0.5 percent of its total assets. The fair value of the Company's private company investments at March 31, 2018 and December 31, 2017 were approximately $3.0 million, which were determined using recent transaction data and expected proceeds, discounted using a risk-free rate through the expected receipt date. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investment may fluctuate from period to period. Additionally, the fair value of the Company's investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
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
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2018		December 31, 2017
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$17,330,097	$17,330,097	$15,787,069	$15,787,069
Financing notes receivable (Note 5)	Level 3	$1,000,000	$1,000,000	$1,500,000	$1,500,000
Financial Liabilities:
Secured Credit Facilities	Level 2	$39,867,493	$39,867,493	$40,745,354	$40,745,354
Unsecured convertible senior notes	Level 1	$112,228,880	$135,421,740	$112,032,083	$139,101,660
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

Table of Contents	Glossary of Defined Terms

10. DEBT
The following is a summary of the Company's debt facilities and balances as of March 31, 2018 and December 31, 2017:

	Total Commitment or Original Principal	Quarterly Principal Payments		March 31, 2018		December 31, 2017
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	4.63%	$—	4.32%
MoGas Revolver	1,000,000	—	7/28/2022	—	4.63%	—	4.32%
Omega Line of Credit	1,500,000	—	7/31/2018	—	5.88%	—	5.57%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility	41,000,000	882,000	12/29/2022	40,118,000	6.50%	41,000,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	114,000,000	7.00%	114,000,000	7.00%
Total Debt				$154,118,000		$155,000,000
Less:
Unamortized deferred financing costs (1)				$359,101		$375,309
Unamortized discount on 7.00% Convertible Senior Notes				1,662,526		1,847,254
Long-term debt, net of deferred financing costs				$152,096,373		$152,777,437
Debt due within one year				$3,528,000		$3,528,000
(1) Unamortized deferred financing costs related to our revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.

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
The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if the Company fails to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's convertible notes on June 15, 2020. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). As of March 31, 2018, the Company was in compliance with all covenants of the CorEnergy Credit Facility.
As of March 31, 2018, the Company had approximately $141.8 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
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
On December 29, 2017, Pinedale LP entered into the Amended Pinedale Term Credit Facility with Prudential and a group of lenders affiliated with Prudential as the sole lenders and Prudential serving as administrative agent. Under the terms of the Amended Pinedale Term Credit Facility, Pinedale LP was provided with a 5-year $41.0 million term loan facility, bearing interest at a fixed rate of 6.5 percent, which matures on December 29, 2022. Principal payments of $294 thousand, plus accrued interest, are payable

Table of Contents	Glossary of Defined Terms

monthly. The Amended Pinedale Term Credit Facility was utilized to pay off the balance due to the Refinancing Lenders under the previously existing Pinedale LP credit facility.
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement which, along with other provisions of the credit facility, limit cash dividends and loans by Pinedale LP to the Company. At March 31, 2018, the net assets of Pinedale LP were $140.6 million and Pinedale LP was in compliance with all of the financial covenants of the Amended Pinedale Term Credit Facility.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three months ended March 31, 2018 and 2017 is as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
CorEnergy Credit Facility	$143,635	$272,074
Pinedale Credit Facility	13,112	—
Total Deferred Debt Cost Amortization Expense (1)(2)	$156,747	$272,074
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Income.
(2) For the amount of deferred debt cost amortization relating to the Convertible Notes included in the Consolidated Statements of Income, refer to the Convertible Note Interest Expense table below.
CorEnergy Credit Facilities
Prior to the July 28, 2017 amendment and restatement, previously existing deferred financing costs related to the CorEnergy Credit Facility were approximately $1.8 million, of which approximately $1.6 million continue to be deferred and amortized under the amended and restated facility. Additionally, the Company incurred approximately $1.3 million in new debt issuance costs which have been deferred and are being amortized over the term of the new facility. Total deferred financing costs of $2.9 million are being amortized on a straight-line basis over the 5-year term of the amended and restated CorEnergy Credit Facility.
Amended Pinedale Term Credit Facility
In connection with entering into the Amended Pinedale Term Credit Facility, Pinedale LP incurred approximately $367 thousand in new debt issuance costs, of which $264 thousand were deferred and are being amortized on a straight-line basis over the 5-year term of the Amended Pinedale Term Credit Facility.
Contractual Payments
The remaining contractual principal payments as of March 31, 2018 under the Pinedale credit facility are as follows:

Year	Pinedale Credit Facility
2018	$2,646,000
2019	3,528,000
2020	3,528,000
2021	3,528,000
2022	26,888,000
Thereafter	—
Total Remaining Contractual Payments	$40,118,000
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

Table of Contents	Glossary of Defined Terms

The following is a summary of the impact of Convertible Notes on interest expense for the three months ended March 31, 2018 and 2017:

Convertible Note Interest Expense
	For the Three Months Ended
	March 31, 2018	March 31, 2017
7.00% Convertible Notes	$1,995,000	$1,995,000
Discount Amortization	184,728	184,728
Deferred Debt Issuance Amortization	12,069	12,069
Total Convertible Note Interest Expense	$2,191,797	$2,191,797
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent for each of the three months ended March 31, 2018 and 2017.
11. STOCKHOLDER'S EQUITY
PREFERRED STOCK
As of March 31, 2018, the Company has a total of 5,200,000 depository shares outstanding, or 52,000 whole shares of its 7.375% Series A Preferred Stock. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of March 31, 2018, the Company has 11,924,478 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On February 18, 2016, the Company had a new shelf registration statement declared effective by the SEC, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of March 31, 2018, the Company has issued 70,863 shares of common stock under the its dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $2.1 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of March 31, 2018, availability on the current shelf registration is approximately $524.1 million.

Table of Contents	Glossary of Defined Terms

12. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three months ended March 31, 2018 and 2017 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes because such impact is antidilutive. If converted, the 7.00% Convertible Senior Notes would result in an additional 3,454,545 common shares outstanding.

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Net income attributable to CorEnergy stockholders	$7,707,708	$7,669,478
Less: preferred dividend requirements	2,396,875	1,037,109
Net income attributable to common stockholders	$5,310,833	$6,632,369
Weighted average shares - basic	11,918,904	11,888,681
Basic earnings per share	$0.45	$0.56

Net income attributable to common stockholders (from above)	$5,310,833	$6,632,369
Add: After tax effect of convertible interest	—	—
Income attributable for dilutive securities	$5,310,833	$6,632,369
Weighted average shares - diluted	11,918,904	11,888,681
Diluted earnings per share	$0.45	$0.56
13. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On April 25, 2018, the Company's Board of Directors declared a 2018 first quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on May 31, 2018 to stockholders of record on May 17, 2018.
Preferred Stock Dividend Declaration
On April 25, 2018, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend is payable on May 31, 2018 to stockholders of record on May 17, 2018.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this Report on Form 10-Q ("Report") of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, stockholder returns, performance of leases by tenants, performance on loans to customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, and Part II, Item 1A, "Risk Factors" in this Report.
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
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. We regularly assess our ability to pay and to grow our dividend to common stockholders. CorEnergy targets long-term revenue growth of 1-3 percent annually from existing contracts, through inflation escalations and participating rents, and additional growth from acquisitions. There can be no assurance that any potential acquisition opportunities will result in consummated transactions. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.

Table of Contents	Glossary of Defined Terms

Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of March 31, 2018, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following tables summarize the financial data and key operating statistics for CorEnergy for the three months ended March 31, 2018 and 2017. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2017, is unaudited.

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Revenue
Lease revenue	$17,591,859	$17,066,526
Transportation and distribution revenue	3,952,979	5,010,590
Total Revenue	21,544,838	22,077,116
Expenses
Transportation and distribution expenses	1,572,896	1,335,570
General and administrative	2,727,057	3,061,240
Depreciation, amortization and ARO accretion expense	6,289,330	6,005,908
Provision for loan losses	500,000	—
Total Expenses	11,089,283	10,402,718
Operating Income	$10,455,555	$11,674,398
Other Income (Expense)
Net distributions and dividend income	$3,951	$43,462
Net realized and unrealized gain (loss) on other equity securities	13,966	(544,208)
Interest expense	(3,210,590)	(3,454,397)
Total Other Expense	(3,192,673)	(3,955,143)
Income before income taxes	7,262,882	7,719,255
Income tax benefit, net	(444,826)	(332,606)
Net Income	7,707,708	8,051,861
Less: Net Income attributable to non-controlling interest	—	382,383
Net Income attributable to CorEnergy Stockholders	$7,707,708	$7,669,478
Preferred dividend requirements	2,396,875	1,037,109
Net Income attributable to Common Stockholders	$5,310,833	$6,632,369

Other Financial Data (1)
Adjusted EBITDAre	$17,248,836	$16,938,536
NAREIT FFO	11,449,252	12,043,210
FFO	11,413,799	12,571,362
AFFO	12,027,196	13,315,358
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenue. Consolidated revenues were $21.5 million for the three months ended March 31, 2018 compared to $22.1 million for the three months ended March 31, 2017, representing a decrease of $532 thousand. Lease revenue was $17.6 million and $17.1 million for the three months ended March 31, 2018 and 2017, respectively, with the increase of approximately $525 thousand driven primarily by variable rent collected on the Pinedale lease during the first quarter 2018. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $4.0 million and $5.0 million for the three months ended March 31, 2018 and 2017, respectively. The $1.0 million decrease primarily resulted from a change to straight-line revenue recognition on MoGas' long-term contract with Spire under the new revenue recognition standard that was adopted on January 1, 2018. Revenues recognized

Table of Contents	Glossary of Defined Terms

in the first quarter of 2018 were $992 thousand lower under the new accounting standard. Refer to Part I, Item 1, Note 4 ("Transportation And Distribution Revenue") for additional details.
Transportation and Distribution Expenses. Transportation and distribution expenses were $1.6 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $237 thousand. The increase relates primarily to higher legal and consulting costs at MoGas.
General and Administrative Expenses. General and administrative expenses were $2.7 million for the three months ended March 31, 2018 compared to $3.1 million for the three months ended March 31, 2017. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Management fees	$1,882,510	$1,817,793
Acquisition and professional fees	537,558	944,114
Other expenses	306,989	299,333
Total	$2,727,057	$3,061,240
Management fees are directly proportional to our asset base. For the three months ended March 31, 2018, management fees increased $65 thousand compared to the prior-year period due to the acquisition of the non-controlling interest in Pinedale LP at the end of 2017. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended March 31, 2018 decreased $407 thousand from the prior-year period due to a $227 thousand decrease in asset acquisition expenses and a $180 thousand decrease in professional fees. The decrease in asset acquisition expenses is primarily the result of elevated expenses in the prior-year period related to multiple acquisition opportunities which had advanced into various stages of due diligence, but did not ultimately result in a transaction. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. The decrease in professional fees during the three months ended March 31, 2018 is primarily attributable to lower legal fees compared to the prior-year period. The higher legal fees incurred in the prior-year period related primarily to the monitoring of our assets at Pinedale through the bankruptcy proceedings.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $6.3 million for the three months ended March 31, 2018 compared to $6.0 million for the three months ended March 31, 2017. This increase was primarily related to depreciation expense, which increased $316 thousand from the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in depreciation expense was largely driven by an increase in ARO depreciation based on updates made to the estimated useful lives of certain segments of GIGS at the end of 2017.
Provision for loan losses. For the three months ended March 31, 2018, we recorded a provision for loan losses of $500 thousand related to an additional write-down on the SWD loans. There were no loan loss provisions recorded for the three months ended March 31, 2017. For additional information, refer to Part I, Item 1, Note 5 ("Financing Notes Receivable").
Net Realized and Unrealized Gain on Other Equity Securities. For the three months ended March 31, 2018, we recorded a net gain on other equity securities of $14 thousand compared to a $544 thousand net loss recorded the same period in 2017. The net gain (loss) recorded is directly related to fluctuations in the valuation of our investment in private securities. Following the acquisition of Arc Logistics by Zenith in December 2017, our remaining private security investments represent less than 0.5 percent of our assets. The net loss recorded in the prior year period related primarily to a decrease in the valuation of Lightfoot, which was dependent on the public share price of Arc Logistics.
Interest Expense. For the three months ended March 31, 2018 and 2017, interest expense totaled approximately $3.2 million and $3.5 million, respectively. This decrease was primarily attributable to interest incurred on outstanding borrowings on the CorEnergy Revolver and CorEnergy Term Loan during the prior-year period, partially offset by increased interest on the Amended Pinedale Term Credit Facility during the first quarter of 2018.
Income Tax Benefit. Income tax benefit was $445 thousand for the three months ended March 31, 2018, as compared to a benefit of $333 thousand for the three months ended March 31, 2017. The increased income tax benefit recorded in the current-year period is the result of higher losses generated by our TRS entities.
Net Income. Net income was $7.7 million and $8.1 million for the three months ended March 31, 2018 and 2017, respectively. For each of the three months ended March 31, 2018 and 2017, net income attributable to CorEnergy stockholders was $7.7 million. After deducting $2.4 million and $1.0 million for the portion of preferred dividends that are allocable to each respective period,

Table of Contents	Glossary of Defined Terms

net income attributable to common stockholders for the three months ended March 31, 2018 was $5.3 million, or $0.45 per basic and diluted common share as compared to $6.6 million, or $0.56 per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Stockholders per Share
As of March 31, 2018, our common equity decreased by approximately $5.8 million to $326.0 million from $331.8 million as of December 31, 2017. This decrease principally consists of: (i) dividends paid to our stockholders of approximately $11.3 million; and (ii) the cumulative transition adjustment related to the adoption of ASC 606 for approximately $2.5 million, offset by (iii) net income attributable to CorEnergy common stockholders of approximately $7.7 million; and (iv) $310 thousand of common stock issued pursuant to reinvestment of dividends through the DRIP or director's compensation plans.

Book Value Per Common Share
Analysis of Equity	March 31, 2018	December 31, 2017
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 issued and outstanding at March 31, 2018 and December 31, 2017	$130,000,000	$130,000,000
Capital stock, non-convertible, $0.001 par value; 11,924,478 and 11,915,830 shares issued and outstanding at March 31, 2018 and December 31, 2017 (100,000,000 shares authorized)	11,925	11,916
Additional paid-in capital	326,008,627	331,773,716
Total CorEnergy Stockholders' Equity	$456,020,552	$461,785,632
Subtract: 7.375% Series A Preferred Stock	(130,000,000)	(130,000,000)
Total CorEnergy Common Equity	$326,020,552	$331,785,632
Common shares outstanding	11,924,478	11,915,830
Book Value per Common Share	$27.34	$27.84
NON-GAAP FINANCIAL MEASURES
We use certain financial measures that are not recognized under GAAP. The non-GAAP financial measures used in this Report include earnings before interest, taxes, depreciation and amortization as defined by the National Association of Real Estate Investment Trusts ("EBITDAre"); EBITDAre as adjusted in the manner described below ("Adjusted EBITDAre"); NAREIT funds from operations ("NAREIT FFO"); funds from operations adjusted for securities investments ("FFO"); and FFO as further adjusted in the manner described below ("AFFO"). These supplemental measures are used by our management team and are presented because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income. The presentation of EBITDAre, Adjusted EBITDAre, NAREIT FFO, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
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
EBITDAre and Adjusted EBITDAre
EBITDAre and Adjusted EBITDAre are non-GAAP financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. EBITDAre, as established by NAREIT, is defined as net income (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's pro rata share of EBITDAre of unconsolidated affiliates. Our presentation of Adjusted EBITDre represents EBITDAre adjusted for net realized and unrealized (gain) loss on securities, non-cash; provision for loan losses; preferred dividend requirements; and distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period.

Table of Contents	Glossary of Defined Terms

We believe that the presentation of EBITDAre and Adjusted EBITDAre provide useful information to investors in assessing our financial condition and results of operations. Our presentation of EBITDAre is calculated in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies that do not use the NAREIT definition of EBITDAre. In addition, although EBITDAre is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing to non-REITs. Adjusted EBITDAre presented by other companies may not be comparable to our presentation, since each company may define these terms differently. EBITDAre and Adjusted EBITDAre should not be considered measures of liquidity and should not be considered as alternatives to operating income, net income or other indicators of performance determined in accordance with GAAP.
The following table presents a reconciliation of Income Attributable to Common Stockholders, as reported in the Consolidated Statements of Income and Comprehensive Income to EBITDAre and Adjusted EBITDAre:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Income Attributable to Common Stockholders	$5,310,833	$6,632,369
Add:
Interest expense, net	3,210,590	3,454,397
Depreciation, amortization, and ARO accretion	6,289,330	6,005,908
Less:
Income tax benefit	444,826	332,606
Non-controlling interest attributable to depreciation, amortization, and interest expense(1)	—	582,553
EBITDAre(2)	$14,365,927	$15,177,515
Add:
Net realized and unrealized (gain) loss on securities, noncash portion	(13,966)	575,263
Provision for loan losses	500,000	—
Preferred dividend requirements	2,396,875	1,037,109
Less:
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period(3)	—	(148,649)
Adjusted EBITDAre(2)	$17,248,836	$16,938,536
(1) ARO accretion expense has no impact on non-controlling interest. For the three months ended March 31, 2018, there is no noncontrolling interest outstanding.
(2) Effective March 31, 2018, we present EBITDAre, reported in accordance with NAREIT guidelines, and Adjusted EBITDAre as supplemental measures of our performance. Our prior year presentation has been updated to conform with the current year presentation.

(3) We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict our share of income and losses from the investment in the security, previously unrealized gains can be reclassified as dividend income.

NAREIT FFO
FFO is a widely used measure of the operating performance of real estate companies that supplements net income determined in accordance with GAAP. As defined by NAREIT, NAREIT FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses of depreciable properties, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs) and other adjustments for unconsolidated partnerships and non-controlling interests. Adjustments for non-controlling interests are calculated on the same basis. We define FFO attributable to common stockholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO attributable to common stockholders may differ from methods used by other REITs and, as such, may not be comparable.
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

Table of Contents	Glossary of Defined Terms

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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three months ended March 31, 2018 and 2017. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus (gain) loss on extinguishment of debt, provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended
	March 31, 2018	March 31, 2017
Net Income attributable to CorEnergy Stockholders	$7,707,708	$7,669,478
Less:
Preferred Dividend Requirements	2,396,875	1,037,109
Net Income attributable to Common Stockholders	$5,310,833	$6,632,369
Add:
Depreciation	6,138,419	5,822,296
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	—	411,455
NAREIT funds from operations (NAREIT FFO)	$11,449,252	$12,043,210
Add:
Distributions received from investment securities	3,951	223,166
Less:
Net distributions and dividend income	3,951	43,462
Net realized and unrealized gain (loss) on other equity securities	13,966	(544,208)
Income tax benefit from investment securities	21,487	195,760
Funds from operations adjusted for securities investments (FFO)	$11,413,799	$12,571,362
Add:
Provision for loan losses, net of tax	500,000	—
Transaction costs	32,281	258,782
Amortization of debt issuance costs	353,544	468,871
Amortization of deferred lease costs	22,983	22,983
Accretion of asset retirement obligation	127,928	160,629
Less:
Non-cash gain associated with derivative instruments	—	27,072
Income tax benefit	423,339	136,846
Non-Controlling Interest attributable to AFFO reconciling items	—	3,351
Adjusted funds from operations (AFFO)	$12,027,196	$13,315,358

Weighted Average Shares of Common Stock Outstanding:
Basic	11,918,904	11,888,681
Diluted	15,373,450	15,343,226
NAREIT FFO attributable to Common Stockholders
Basic	$0.96	$1.01
Diluted (1)	$0.89	$0.93
FFO attributable to Common Stockholders
Basic	$0.96	$1.06
Diluted (1)	$0.89	$0.96
AFFO attributable to Common Stockholders
Basic	$1.01	$1.12
Diluted (2)	$0.91	$1.00
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

DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended March 31, 2018, the primary sources of our stockholder distributions include lease revenue and transportation and distribution revenue from our real property assets. Deterioration in the cash flows generated by any of these sources may impact our ability to fund distributions to stockholders.

Table of Contents	Glossary of Defined Terms

We believe that (i) the accretion from our acquisition of Prudential's 18.95 percent equity interest in Pinedale LP, (ii) revenue growth from existing contracts through inflation-based escalators and participating rents, as well as (iii) the results of the MoGas rate case proceedings anticipated to be initiated in the second quarter of 2018, will adequately offset the lost revenue from the step-down in rate associated with the new Spire contract effective in November 2018. However, we regularly assess our ability to pay and to grow our dividend to common stockholders, and there is no assurance that we will continue to make regular dividend payments at current levels.
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
On February 28, 2018, we paid 2017 fourth quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On April 25, 2018, our Board of Directors declared 2018 first quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock payable on May 31, 2018.
MAJOR TENANTS
As of March 31, 2018, we had three significant leases. For additional information concerning each of these leases, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2017, and to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended March 31, 2018.
Grand Isle Gathering System
On February 20, 2018, Energy XXI announced its 2018 capital budget of $145.0 to $175.0 million, which provides for funding of Energy XXI's most active drilling program since 2014. Energy XXI has announced that it contracted for a rig that was to begin drilling a six-well program, including three development wells, one injection well and two exploitation locations. These wells are in Energy XXI’s core areas in the West Delta and South Timbalier, which are both partially served by GIGS, and are intended to arrest decline in Energy XXI's production in 2018.
Following its emergence from bankruptcy in December 2016, Energy XXI undertook the task of realigning costs and developing efficiencies to strengthen its financial stability and fund future production. Energy XXI has noted that while it will continue as a stand alone company following a strategic analysis in 2017, it will explore divestitures of non-core assets, analyze future consolidation transactions and evaluate additional strategic acquisition opportunities, both on and off-shore in the Gulf region.
Based on development plans outlined, Energy XXI has indicated that higher sustained oil prices and/or new capital will be required to maintain adequate liquidity in 2019 and maintain compliance with their credit facility covenants. They have also disclosed that, as a complement to their capital plans, they have retained an advisor to assist with the consideration of possible alternatives for raising additional capital. Given the quality of the long-term reserves behind our GIGS system, CorEnergy has offered to enter discussions with our tenant to analyze the possibility of assisting with further recovery efforts, including a potential lease restructuring, among other considerations.
Energy XXI, as of March 21, 2018, changed its NASDAQ ticker symbol for its common stock to "EGC" from "EXXI".
Pinedale LGS
Ultra Petroleum has continued to experience strong results in its horizontal well drilling program. UPL has stated plans to accelerate the program in 2018, expanding it along the east flank of the Pinedale field. UPL's announced capital program for 2018 includes plans to increase the number of horizontal wells drilled to between 15 and 20 during the year (as compared to 3 horizontal wells in 2017). In addition to the increased horizontal drilling, UPL's capital plans include reducing its rig count from 7 to 4, and a reduction in its vertical well drilling which will be focused in the core of the Pinedale field.

Table of Contents	Glossary of Defined Terms

UPL recently announced that its 2018 first quarter production exceeded the midpoint of its guidance of 790 to 810 MMcfe/d. Furthermore, UPL announced the reaffirmation of its borrowing base of $1.4 billion and an amendment to its credit agreement which increases the maximum net leverage covenant to 4.50 times, which will have periodic steps down through March 31, 2020 to 4.0 times.
Portland Terminal
Pursuant to the Portland Terminal lease agreement, the tenant has the right to repurchase the terminal from us, which first became effective in February 2017. Exercise of the repurchase option is subject to a 90-day notice requirement and the purchase price under the lease is based on nine times the greater of (i) the total of base and variable rent for the 12 months immediately preceding the notice or (ii) $7.3 million. The tenant also has the option to terminate the lease on its fifth and tenth anniversaries for a termination fee of $4.0 million and $6.0 million, respectively, subject to providing written notice 12 months in advance of termination.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of March 31, 2018:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt	$40,118,000	$3,528,000	$7,056,000	$29,534,000	$—
Interest payments on Pinedale LP Debt		2,502,724	4,306,293	3,128,418	—
Convertible Debt	114,000,000	—	114,000,000	—	—
Interest payments on Convertible Debt		7,980,000	11,970,000	—	—
Totals		$14,010,724	$137,332,293	$32,662,418	$—
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2018, we had liquidity of approximately $159.1 million comprised of cash of $17.3 million plus revolver availability of $141.8 million. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to fund future operating requirements and acquisition opportunities. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.
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
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)
Net cash provided by (used in):
Operating activities	$13,746,622	$15,567,734
Investing activities	(36,384)	31,055
Financing activities	(12,167,210)	(12,118,171)
Net increase in cash and cash equivalents	$1,543,028	$3,480,618
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the three months ended March 31, 2018 were primarily attributable to (i) lease receipts of $13.0 million ($17.6 million lease revenue, net of $1.7 million of straight-line rent accrued during the period and $2.9 million of unearned revenue received in 2017), (ii) $3.4 million in net contributions from our operating subsidiaries MoGas and Omega and (iii) a $803 thousand reduction in accounts and other receivables during the quarter, partially offset by (v) $2.7 million in general and administrative expenses and (vi) $705 thousand in cash paid for interest.
Net cash flows provided by operating activities for the three months ended March 31, 2017 were primarily attributable to (i) lease receipts of $15.3 million ($17.1 million lease revenue, net of $1.8 million of straight-line rent accrued during the period), (ii) $3.7 million in net contributions from our operating subsidiaries MoGas and Omega, (iii) $223 thousand in distributions and dividends received, partially offset by (iv) $3.1 million in general and administrative expenses and (v) $1.0 million in cash paid for interest.
Cash Flows from Investing Activities
There were no significant cash investing activities for the three months ended March 31, 2018 and 2017.

Table of Contents	Glossary of Defined Terms

Cash Flows from Financing Activities
Net cash flows used in financing activities for the three months ended March 31, 2018 were primarily attributable to (i) common and preferred dividends paid of $8.6 million and $2.4 million, respectively, (ii) principal payments of $882 thousand on our secured credit facilities and (iii) $262 thousand of payments related to debt financing costs.
Net cash flows used in financing activities for the three months ended March 31, 2017 were primarily attributable to common and preferred dividends paid of $8.7 million and $1.0 million, respectively, and principal payments of $2.4 million on our secured credit facilities.
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
We were in compliance with all covenants at March 31, 2018 and had approximately $141.8 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2017, and Part I, Item 1, Note 10 ("Debt") included in this Report.
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
The Amended Pinedale Term Credit Facility limits distributions by Pinedale LP to us, although such distributions are permitted to the extent required for us to maintain REIT qualification so long as Pinedale LP's obligations under the credit facility have not been accelerated following an Event of Default (as defined in the Amended Pinedale Term Credit Facility).
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility is subject to (i) a minimum interest coverage ratio of 3.0 to 1.0, (ii) a maximum leverage ratio of 3.25 to 1.0 and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. We were in compliance with all covenants at March 31, 2018.
For a summary of the additional material terms and the amendment of the Pinedale Term Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2017, and Part I, Item 1, Note 10 ("Debt") included in this Report.

Table of Contents	Glossary of Defined Terms

Convertible Notes
As of March 31, 2018, we had $114.0 million of face value of the Convertible Notes outstanding. Refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the Convertible Notes.
MoGas Credit Facility
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part I, Item 1, Note 10 ("Debt") for further information. As of March 31, 2018, the co-borrowers were in compliance with all covenants and there are no borrowings outstanding on the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2018. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at March 31, 2018.
Shelf Registration
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of March 31, 2018, we have issued 70,863 shares of common stock under our dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $2.1 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of March 31, 2018, availability on the current shelf registration is approximately $524.1 million.
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
The following is our liquidity and capitalization as of March 31, 2018 and December 31, 2017:

Liquidity and Capitalization
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$17,330,097	$15,787,069
Revolver availability	$141,825,620	$140,499,846

Revolving credit facility	$—	$—
Long-term debt (including current maturities)	152,096,373	152,777,437
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	130,000,000	130,000,000
Capital stock, non-convertible, $0.001 par value	11,925	11,916
Additional paid-in capital	326,008,627	331,773,716
CorEnergy equity	456,020,552	461,785,632
Total CorEnergy capitalization	$608,116,925	$614,563,069
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both March 31, 2018 and December 31, 2017.

Table of Contents	Glossary of Defined Terms

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
A discussion of our critical accounting estimates is presented under the heading "Critical Accounting Estimates" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017, as previously filed with the SEC. No material modifications have been made to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Historically, we have considered fluctuations in the value of our securities portfolio and fluctuations in interest rates to be our principal market risks. As of March 31, 2018, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2017.
As of March 31, 2018, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $3.0 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $220 thousand.
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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of March 31, 2018, we had long-term debt (net of current maturities) with a carrying value of $148.6 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at March 31, 2018, and accordingly, no market risk exposure on outstanding variable-rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we had adequately evaluated our contracts with customers and properly assessed the impact of ASC 606 on our financial statements to

Table of Contents	Glossary of Defined Terms

facilitate its adoption on January 1, 2018. However, there were no significant changes to our internal controls over financial reporting as a result of the adoption of ASC 606.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended March 31, 2018. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2018, we did not sell any securities that were not registered under the 1933 Act, nor did we repurchase any equity securities of the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.9.1
First Amendment to Lease, dated January 30, 2018, by and between LCP Oregon Holdings, LLC and Zenith Energy Terminals Holdings LLC f/k/a Arc Terminals Holdings LLC (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2017, filed February 28, 2018).

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
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
May 2, 2018

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)
May 2, 2018