Form 10-Q
period 2018-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2018-08-02
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of August 1, 2018, the registrant had 11,934,575 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2017.

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
Company or CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
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
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy.
CPI: Consumer Price Index.
Exchange Act: the Securities Exchange Act of 1934, as amended.
EGC: Energy XXI Ltd, the parent company (and guarantor) of our tenant on the Grand Isle Gathering System lease, emerged from a reorganization under Chapter 11 of the US Bankruptcy Code on December 30, 2016, with the succeeding company named Energy XXI Gulf Coast, Inc. Throughout this document, references to EGC will refer to both the pre- and post-bankruptcy entities.
EGC Tenant: Energy XXI GIGS Services, LLC, a wholly-owned operating subsidiary of Energy XXI Gulf Coast, Inc. that is the tenant under Grand Isle Corridor's triple-net lease of the Grand Isle Gathering System.
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

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

Grand Isle Corridor: Grand Isle Corridor, LP, an indirect wholly-owned subsidiary of the Company.
Grand Isle Gathering System: a subsea midstream pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities.
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets are triple-net leased to EGC Tenant.
Lightfoot: collectively, Lightfoot Capital Partners LP and Lightfoot Capital Partners GP LLC.
Management Agreement: an agreement between the Company and Corridor entered into May 8, 2015, effective as of May 1, 2015.
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
SWD: SWD Enterprises, LLC, a wholly-owned subsidiary of Four Wood Energy Partners, LLC.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $82,749,089 and $72,155,753	$455,363,130	$465,956,467
Property and equipment, net of accumulated depreciation of $14,312,665 and $12,643,636	111,514,726	113,158,872
Financing notes and related accrued interest receivable, net of reserve of $4,600,000 and $4,100,000	1,000,000	1,500,000
Other equity securities, at fair value	2,091,181	2,958,315
Cash and cash equivalents	14,175,860	15,787,069
Deferred rent receivable	25,769,989	22,060,787
Accounts and other receivables	3,373,602	3,786,036
Deferred costs, net of accumulated amortization of $956,999 and $623,764	3,171,680	3,504,916
Prepaid expenses and other assets	1,068,526	742,154
Deferred tax asset, net	4,115,834	2,244,629
Goodwill	1,718,868	1,718,868
Total Assets	$623,363,396	$633,418,113
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $237,302 and $254,646	$38,998,698	$40,745,354
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,574,323 and $1,967,917	112,425,677	112,032,083
Asset retirement obligation	9,426,350	9,170,493
Accounts payable and other accrued liabilities	2,512,598	2,333,782
Management fees payable	1,814,105	1,748,426
Income tax liability	36,971	2,204,626
Unearned revenue	5,321,069	3,397,717
Total Liabilities	$170,535,468	$171,632,481
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 issued and outstanding at June 30, 2018 and December 31, 2017	$130,000,000	$130,000,000
Capital stock, non-convertible, $0.001 par value; 11,933,774 and 11,915,830 shares issued and outstanding at June 30, 2018 and December 31, 2017 (100,000,000 shares authorized)	11,934	11,916
Additional paid-in capital	322,815,994	331,773,716
Total Equity	452,827,928	461,785,632
Total Liabilities and Equity	$623,363,396	$633,418,113
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue
Lease revenue	$18,275,859	$17,050,092	$35,867,718	$34,116,618
Transportation and distribution revenue	3,874,157	4,775,780	7,827,136	9,786,370
Total Revenue	22,150,016	21,825,872	43,694,854	43,902,988
Expenses
Transportation and distribution expenses	1,534,524	1,362,980	3,107,420	2,698,550
General and administrative	3,107,776	2,558,339	5,834,833	5,619,579
Depreciation, amortization and ARO accretion expense	6,290,082	6,005,995	12,579,412	12,011,903
Provision for loan losses	—	—	500,000	—
Total Expenses	10,932,382	9,927,314	22,021,665	20,330,032
Operating Income	$11,217,634	$11,898,558	$21,673,189	$23,572,956
Other Income (Expense)
Net distributions and dividend income	$55,714	$221,440	$59,665	$264,902
Net realized and unrealized gain (loss) on other equity securities	(881,100)	614,634	(867,134)	70,426
Interest expense	(3,196,248)	(3,202,837)	(6,406,838)	(6,657,234)
Total Other Expense	(4,021,634)	(2,366,763)	(7,214,307)	(6,321,906)
Income before income taxes	7,196,000	9,531,795	14,458,882	17,251,050
Taxes
Current tax expense (benefit)	(10,785)	57,651	(46,334)	23,891
Deferred tax expense (benefit)	(604,064)	38,084	(1,013,341)	(260,762)
Income tax expense (benefit), net	(614,849)	95,735	(1,059,675)	(236,871)
Net Income	7,810,849	9,436,060	15,518,557	17,487,921
Less: Net Income attributable to non-controlling interest	—	435,888	—	818,271
Net Income attributable to CorEnergy Stockholders	$7,810,849	$9,000,172	$15,518,557	$16,669,650
Preferred dividend requirements	2,396,875	2,123,129	4,793,750	3,160,238
Net Income attributable to Common Stockholders	$5,413,974	$6,877,043	$10,724,807	$13,509,412

Net Income	$7,810,849	$9,436,060	$15,518,557	$17,487,921
Other comprehensive income:
Changes in fair value of qualifying hedges / AOCI attributable to CorEnergy stockholders	—	3,006	—	5,978
Changes in fair value of qualifying hedges / AOCI attributable to non-controlling interest	—	702	—	1,396
Net Change in Other Comprehensive Income	$—	$3,708	$—	$7,374
Total Comprehensive Income	7,810,849	9,439,768	15,518,557	17,495,295
Less: Comprehensive income attributable to non-controlling interest	—	436,590	—	819,667
Comprehensive Income attributable to CorEnergy Stockholders	$7,810,849	$9,003,178	$15,518,557	$16,675,628
Earnings Per Common Share:
Basic	$0.45	$0.58	$0.90	$1.14
Diluted	$0.45	$0.58	$0.90	$1.14
Weighted Average Shares of Common Stock Outstanding:
Basic	11,928,297	11,896,616	11,923,627	11,892,670
Diluted	11,928,297	11,896,616	11,923,627	11,892,670
Dividends declared per share	$0.750	$0.750	$1.500	$1.500
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Amount
Balance at December 31, 2017	11,915,830	$11,916	$130,000,000	$331,773,716	$—	$461,785,632
Cumulative transition adjustment upon the adoption of ASC 606, net of tax	—	—	—	(2,449,245)	—	(2,449,245)
Net income	—	—	—	—	15,518,557	15,518,557
Series A preferred stock dividends	—	—	—	—	(4,793,750)	(4,793,750)
Common stock dividends	—	—	—	(7,156,178)	(10,724,807)	(17,880,985)
Common stock issued under director's compensation plan	1,006	1	—	37,499	—	37,500
Reinvestment of dividends paid to common stockholders	16,938	17	—	610,202	—	610,219
Balance at June 30, 2018 (Unaudited)	11,933,774	$11,934	$130,000,000	$322,815,994	$—	$452,827,928
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Operating Activities
Net Income	$15,518,557	$17,487,921
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(1,013,341)	(260,762)
Depreciation, amortization and ARO accretion	13,286,595	12,949,644
Provision for loan losses	500,000	—
Non-cash settlement of accounts payable	—	(171,609)
Gain on sale of equipment	(3,724)	—
Net distributions and dividend income, including recharacterization of income	—	148,649
Net realized and unrealized (gain) loss on other equity securities	867,134	(70,426)
Unrealized gain on derivative contract	—	(16,453)
Common stock issued under directors' compensation plan	37,500	30,000
Changes in assets and liabilities:
Increase in deferred rent receivable	(3,709,202)	(3,588,136)
Decrease in accounts and other receivables	412,434	1,162,548
(Increase) decrease in prepaid expenses and other assets	(326,372)	134,023
Increase in management fee payable	65,679	10,301
Increase (decrease) in accounts payable and other accrued liabilities	433,853	(53,621)
Decrease in current income tax liability	(2,167,655)	—
Increase (decrease) in unearned revenue	(1,383,757)	29,695
Net cash provided by operating activities	$22,517,701	$27,791,774
Investing Activities
Purchases of property and equipment	(47,883)	(13,745)
Proceeds from sale of property and equipment	11,499	—
Return of capital on distributions received	—	61,828
Net cash (used in) provided by investing activities	$(36,384)	$48,083
Financing Activities
Debt financing costs	(264,010)	(2,512)
Net offering proceeds on Series A preferred stock	—	71,170,611
Dividends paid on Series A preferred stock	(4,793,750)	(3,433,984)
Dividends paid on common stock	(17,270,766)	(17,318,618)
Distributions to non-controlling interest	—	(480,488)
Payments on revolving line of credit	—	(44,000,000)
Principal payments on secured credit facilities	(1,764,000)	(4,389,261)
Net cash (used in) provided by financing activities	$(24,092,526)	$1,545,748
Net Change in Cash and Cash Equivalents	$(1,611,209)	$29,385,605
Cash and Cash Equivalents at beginning of period	15,787,069	7,895,084
Cash and Cash Equivalents at end of period	$14,175,860	$37,280,689

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,546,660	$5,777,328
Income taxes paid (net of refunds)	2,121,321	132,202

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$(255,037)	$—
Reinvestment of distributions by common stockholders in additional common shares	610,219	516,565
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018
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
The FASB issued ASU 2015-02 "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. However, based on the general partners' roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon this evaluation and the Company's 100 percent ownership of the limited partnership interest in both Pinedale LP and Grand Isle Corridor LP, the consolidated financial statements presented include full consolidation with respect to both of the partnerships.
Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2017, filed with the SEC on February 28, 2018 (the "2017 CorEnergy 10-K").
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

Table of Contents	Glossary of Defined Terms

goods or services to customers. A substantial portion of the Company's revenue consists of rental income from leasing arrangements, which is specifically excluded from ASC 606. However, the Company's transportation and distribution revenue is within the scope of the new guidance. The Company adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. The Company elected to apply the guidance only to open contracts as of the effective date. The Company recognized the cumulative effect of applying the new standard as an adjustment to the opening balance of stockholders' equity. The comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. Refer to Note 4 ("Transportation And Distribution Revenue") for further discussion of our transportation and distribution revenue recognition policy, transition impact and related disclosures under ASC 606.
In February 2016, the FASB issued ASU 2016-02 "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. At adoption, the standard will be applied using a modified retrospective approach. Management is in the process of evaluating the impact of the standard on its consolidated financial statements and related disclosures. As part of its assessment work, the Company has formed an implementation team, completed training on the new lease standard and is undertaking a review of its contracts.
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
3. LEASED PROPERTIES AND LEASES
As of June 30, 2018, the Company had three significant leased properties located in Oregon, Wyoming, Louisiana, and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial terms of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

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

Table of Contents	Glossary of Defined Terms

The future contracted minimum rental receipts for all leases as of June 30, 2018, are as follows:

Future Minimum Lease Receipts (1)
Years Ending December 31,	Amount
2018	$30,919,514
2019	64,103,462
2020	71,264,921
2021	77,445,396
2022	76,553,434
Thereafter	302,242,184
Total	$622,528,911
(1) Future minimum lease receipts include base rents for the Portland Terminal Facility through its initial 15-year term.
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
			For the Three Months Ended		For the Six Months Ended
	June 30, 2018	December 31, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Pinedale LGS(2)	39.9%	39.9%	35.3%	30.6%	34.1%	30.6%
Grand Isle Gathering System	49.7%	49.7%	55.6%	59.6%	56.7%	59.6%
Portland Terminal Facility	10.2%	10.1%	9.0%	9.6%	9.1%	9.7%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $1.1 million and $1.5 million for the three and six months ended June 30, 2018, respectively.
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Depreciation Expense
GIGS	$2,751,272	$2,438,649	$5,502,544	$4,877,298
Pinedale	2,217,360	2,217,360	4,434,720	4,434,720
Portland Terminal Facility	318,915	318,915	637,830	637,830
United Property Systems	9,120	9,060	18,242	18,119
Total Depreciation Expense	$5,296,667	$4,983,984	$10,593,336	$9,967,967
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641	$15,282	$15,282
Pinedale	15,342	15,342	30,684	30,684
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983	$45,966	$45,966
ARO Accretion Expense
GIGS	$127,928	$160,629	$255,856	$321,258
Total ARO Accretion Expense	$127,928	$160,629	$255,856	$321,258
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	June 30, 2018	December 31, 2017
Net Deferred Lease Costs
GIGS	$244,601	$259,883
Pinedale	581,033	611,717
Total Deferred Lease Costs, net	$825,634	$871,600

Table of Contents	Glossary of Defined Terms

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
Energy Gulf Coast
EGC is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Its SEC filings can be found at www.sec.gov. Effective March 21, 2018, EGC changed its NASDAQ ticker symbol from EXXI to EGC. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EGC but has no reason to doubt the accuracy or completeness of such information. In addition, EGC has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of EGC that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing. Upon closure of the previously announced acquisition of EGC by an affiliate of the privately-held Cox Oil, expected in the third quarter of 2018, EGC will no longer be subject to the filing and reporting requirements of the SEC.
Zenith
Currently our tenant, Zenith Terminals, has a number of different actions available to it under the Portland Lease Agreement, which include (i) continuing with the current terminal lease, (ii) exercising its buy-out option on the terminal or (iii) terminating the lease at its fifth or tenth anniversaries, subject to the termination provisions in the lease. The Company has entered into amendments with Zenith which have extended the notice period for the fifth anniversary termination option through September 1, 2018. The Company has not received notice with respect to either a buy-out or termination option election and, to date, the terminal lease continues to operate in the same manner as prior to the merger.
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

Table of Contents	Glossary of Defined Terms

Based on a downward revision of the rate during the Company's long-term natural gas transportation contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Accordingly, on January 1, 2018, the Company recorded a cumulative adjustment to recognize a contract liability of approximately $3.3 million, and a corresponding reduction to beginning equity (net of deferred tax impact). The adjustment reflects the difference in amounts previously recognized as invoiced, versus cumulative revenues earned under the contract on a straight-line basis in accordance with ASC 606, as of the date of adoption. The contract liability will continue to accumulate additional unrecognized performance obligations at a rate of approximately $992 thousand per quarter until the contractual rate decrease takes effect in November 2018. Following the rate decline, recognized performance obligations will exceed amounts invoiced and the contract liability is expected to decline at a rate of approximately $138 thousand per quarter through the end of the contract in October 2030. As of June 30, 2018, the revenue allocated to the remaining performance obligation under this contract is approximately $66.2 million.
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
The table below summarizes the Company's contract asset and contract liability balances related to its transportation and distribution revenue contracts as of June 30, 2018:

	Contract Asset(1)	Contract Liability(2)
Beginning Balance January 1, 2018	$328,033	$—
Cumulative Transition Adjustment Upon Adoption of ASC 606	—	3,307,109
Unrecognized Performance Obligations	(418,314)	1,984,266
Recognized Performance Obligations	111,656	—
Ending Balance June 30, 2018	$21,375	$5,291,375
(1) The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
(2) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Natural gas transportation contracts	66.1%	74.1%	66.3%	72.9%
Natural gas distribution contracts	27.2%	21.4%	26.8%	20.7%
In accordance with ASC 606 transition disclosure requirements, the cumulative effect of changes made to the Consolidated Balance Sheet as of January 1, 2018 for the adoption of ASC 606 were as follows:

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Deferred Tax Asset	$2,244,629	$857,864	$3,102,493
Liabilities
Unearned revenue	3,397,717	3,307,109	6,704,826
Equity
Additional paid in capital	331,773,716	(2,449,245)	329,324,471

Table of Contents	Glossary of Defined Terms

The tables below disclose the impact of adoption on the Consolidated Balance Sheet and Consolidated Statement of Income as of and for the period ended June 30, 2018:

	As of June 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Deferred Tax Asset	$4,115,834	$2,743,252	$1,372,582
Liabilities
Unearned revenue	5,321,069	29,694	5,291,375
Equity
Additional paid in capital	322,815,994	326,734,786	(3,918,792)

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
Statement of Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues
Transportation and distribution revenue	$3,874,157	$4,866,290	$(992,133)	$7,827,136	$9,811,402	$(1,984,266)
Taxes
Deferred tax benefit	(604,064)	(346,705)	(257,359)	(1,013,341)	(498,622)	(514,719)
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
Four Wood Financing Note Receivable
As a result of decreased economic activity by SWD, the Company recorded a provision for loan loss with respect to the SWD Loans and the loans were placed on non-accrual status during the first quarter of 2016. During the first quarter of 2018, the Company recorded an additional provision for loan loss on the SWD Loans of $500 thousand. The balance of the loans has been valued based on the enterprise value of SWD, the collateral supporting the loans, at $1.0 million and $1.5 million as of June 30, 2018 and December 31, 2017, respectively.

Table of Contents	Glossary of Defined Terms

6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017, are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2018	December 31, 2017
Deferred Tax Assets:
Deferred contract revenue	$1,372,582	$—
Net operating loss carryforwards	1,602,683	957,719
Loan loss provision	263,508	247,814
Basis reduction of investment in partnerships	233,158	261,549
Other loss carryforwards	2,965,320	2,965,321
Sub-total	$6,437,251	$4,432,403
Deferred Tax Liabilities:
Net unrealized gain on investment securities	$(134,317)	$(342,669)
Cost recovery of leased and fixed assets	(2,177,589)	(1,845,105)
Basis reduction in tax goodwill	(9,511)	—
Sub-total	$(2,321,417)	$(2,187,774)
Total net deferred tax asset	$4,115,834	$2,244,629
As of June 30, 2018, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2013 remain open to examination by federal and state tax authorities.
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
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three and six months ended June 30, 2018 and 35 percent for the three and six months ended June 30, 2017 to income from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Application of statutory income tax rate	$1,511,160	$3,158,922	$3,036,365	$5,726,827
State income taxes, net of federal tax expense (benefit)	(121,069)	3,786	(265,019)	(31,651)
Federal Tax Attributable to Income of Real Estate Investment Trust	(2,004,940)	(3,066,973)	(3,819,436)	(5,932,047)
Other	—	—	(11,585)	—
Total income tax expense (benefit)	$(614,849)	$95,735	$(1,059,675)	$(236,871)

Table of Contents	Glossary of Defined Terms

The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Current tax expense (benefit)
Federal	$(8,537)	$52,031	$(36,676)	$21,562
State (net of federal tax expense (benefit))	(2,248)	5,620	(9,658)	2,329
Total current tax expense (benefit)	$(10,785)	$57,651	$(46,334)	$23,891
Deferred tax expense (benefit)
Federal	$(485,243)	$39,918	$(757,981)	$(226,782)
State (net of federal tax expense (benefit))	(118,821)	(1,834)	(255,360)	(33,980)
Total deferred tax expense (benefit)	$(604,064)	$38,084	$(1,013,341)	$(260,762)
Total income tax expense (benefit), net	$(614,849)	$95,735	$(1,059,675)	$(236,871)
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	June 30, 2018	December 31, 2017
Land	$580,000	$580,000
Natural gas pipeline	124,303,315	124,303,315
Vehicles and trailers	675,517	650,634
Office equipment and computers	268,559	268,559
Gross property and equipment	$125,827,391	$125,802,508
Less: accumulated depreciation	(14,312,665)	(12,643,636)
Net property and equipment	$111,514,726	$113,158,872

Depreciation expense was $843 thousand and $1.7 million for the three and six months ended June 30, 2018, respectively, and $838 thousand and $1.7 million for the three and six months ended June 30, 2017, respectively.
8. MANAGEMENT AGREEMENT
The Company pays its manager, Corridor, pursuant to a Management Agreement as described in the 2017 CorEnergy 10-K. Fees incurred under the Management Agreement for the three and six months ended June 30, 2018 were $1.9 million and $3.8 million, respectively, compared to $1.8 million and $3.6 million for the three and six months ended June 30, 2017, respectively. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Income.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and six months ended June 30, 2018 were $70 thousand and $139 thousand, respectively, compared to $67 thousand and $134 thousand for the three and six months ended June 30, 2017, respectively. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Income.
9. FAIR VALUE
The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2018 and December 31, 2017:

	June 30, 2018
		Fair Value
	Total	Level 1	Level 2	Level 3
Assets:
Other equity securities	$2,091,181	$—	$—	$2,091,181
Total Assets	$2,091,181	$—	$—	$2,091,181

Table of Contents	Glossary of Defined Terms

	December 31, 2017
		Fair Value
	Total	Level 1	Level 2	Level 3
Assets:
Other equity securities	$2,958,315	$—	$—	$2,958,315
Total Assets	$2,958,315	$—	$—	$2,958,315
At June 30, 2018 and December 31, 2017, the only assets and liabilities measured at fair value on a recurring basis were the Company's equity securities.
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2018 and 2017 are as follows:

Level 3 Rollforward
For the Six Months Ended June 30, 2018	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains (Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains (Losses), Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$2,958,315	$—	$—	$(867,134)	$—	$2,091,181	$(867,134)
Total	$2,958,315	$—	$—	$(867,134)	$—	$2,091,181	$(867,134)

For the Six Months Ended June 30, 2017
Other equity securities	$9,287,209	$—	$—	$70,426	$(210,477)	$9,147,158	$70,426
Total	$9,287,209	$—	$—	$70,426	$(210,477)	$9,147,158	$70,426
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the six months ended June 30, 2018 and 2017.
Valuation Techniques and Unobservable Inputs
The Company's other equity securities, which represent securities issued by private companies, are classified as Level 3 assets and the Company has elected to report at fair value under the fair value option. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments.
As of both June 30, 2018 and December 31, 2017, the Company's investment in Lightfoot and Arc Terminal Joliet Holdings are its only remaining private company investments. The Company's Lightfoot investment consists of a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. As of both June 30, 2018 and December 31, 2017, Lightfoot's only material asset consists of its remaining investment in Gulf LNG, a 1.5 billion cubic feet per day ("bcf/d") receiving, storage, and regasification terminal in Pascagoula, Mississippi. Additionally, the Company owns a 0.6 percent interest in Arc Terminal Joliet Holdings, which was acquired in conjunction with the terms of Zenith's acquisition of Arc Logistics discussed below.
On December 21, 2017, Zenith closed its acquisition of Arc Logistics, except for terms pending with respect to the Gulf LNG arbitration with ENI USA. Under the terms of the agreement, Zenith will purchase the remaining 4.16 percent of Lightfoot's Gulf LNG interest ("the Conditional Interest") for an additional $27.3 million upon a successful outcome (as defined) of the Gulf LNG arbitration with Eni USA that is described below.
On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA, one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. On June 29, 2018, the arbitration panel delivered its award, and the panel's ruling calls for the termination of the agreement and Eni USA's payment of compensation to Gulf LNG. As a result, the Company recorded a loss on its Lightfoot investment of $881 thousand and $867 thousand for the three and six months ended June 30, 2018, respectively. The loss is recorded in net realized and unrealized gain (loss) on other equity securities in the Consolidated Statements of Income.
The Company's remaining private company investments in Lightfoot and Arc Terminal Joliet holdings represent less than 0.5 percent of its total assets. The fair value of the Company's private company investments at June 30, 2018 and December 31, 2017 was approximately $2.1 million and $3.0 million, respectively. As of June 30, 2018, the Lightfoot fair value estimate is based on

Table of Contents	Glossary of Defined Terms

Level 3 valuation assumptions and judgments, including probability weighted discounted cash flow analyses for various forecasted scenarios. The discount rate used in the cash flow analyses was developed by considering several factors, including the Company's minority interest in the investment. This valuation methodology is considered a change from prior periods. As of December 31, 2017, the Lightfoot fair value estimate was determined using recent transaction data and expected proceeds, discounted using a risk-free rate through the expected receipt date. As of both June 30, 2018 and December 31, 2017, the Arc Terminal Joliet fair value estimate was determined using recent transaction data. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investment may fluctuate from period to period. Additionally, the fair value of the Company's investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
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
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2018		December 31, 2017
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$14,175,860	$14,175,860	$15,787,069	$15,787,069
Financing notes receivable (Note 5)	Level 3	$1,000,000	$1,000,000	$1,500,000	$1,500,000
Financial Liabilities:
Secured Credit Facilities	Level 2	$38,998,698	$38,998,698	$40,745,354	$40,745,354
Unsecured convertible senior notes	Level 1	$112,425,677	$132,032,520	$112,032,083	$139,101,660
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

Table of Contents	Glossary of Defined Terms

10. DEBT
The following is a summary of the Company's debt facilities and balances as of June 30, 2018 and December 31, 2017:

	Total Commitment or Original Principal	Quarterly Principal Payments		June 30, 2018		December 31, 2017
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	4.84%	$—	4.32%
MoGas Revolver	1,000,000	—	7/28/2022	—	4.84%	—	4.32%
Omega Line of Credit	1,500,000	—	7/31/2019	—	6.09%	—	5.57%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility	41,000,000	882,000	12/29/2022	39,236,000	6.50%	41,000,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	114,000,000	7.00%	114,000,000	7.00%
Total Debt				$153,236,000		$155,000,000
Less:
Unamortized deferred financing costs (1)				$333,827		$375,309
Unamortized discount on 7.00% Convertible Senior Notes				1,477,798		1,847,254
Long-term debt, net of deferred financing costs				$151,424,375		$152,777,437
Debt due within one year				$3,528,000		$3,528,000
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
The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if the Company fails to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's convertible notes on June 15, 2020. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). As of June 30, 2018, the Company was in compliance with all covenants of the CorEnergy Credit Facility.
As of June 30, 2018, the Company had approximately $145.6 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement which, along with other provisions of the credit facility, limit cash dividends and loans by Pinedale LP to the Company. At June 30, 2018, the net assets of Pinedale LP were $139.6 million and Pinedale LP was in compliance with all of the financial covenants of the Amended Pinedale Term Credit Facility.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three and six months ended June 30, 2018 and 2017 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
CorEnergy Credit Facility	$143,635	$272,074	$287,270	$544,148
Pinedale Credit Facility	13,205	—	26,317	—
Total Deferred Debt Cost Amortization Expense (1)(2)	$156,840	$272,074	$313,587	$544,148
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
Contractual Payments
The remaining contractual principal payments as of June 30, 2018 under the Pinedale credit facility are as follows:

Year	Pinedale Credit Facility
2018	$1,764,000
2019	3,528,000
2020	3,528,000
2021	3,528,000
2022	26,888,000
Thereafter	—
Total Remaining Contractual Payments	$39,236,000
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

Table of Contents	Glossary of Defined Terms

The following is a summary of the impact of Convertible Notes on interest expense for the three and six months ended June 30, 2018 and 2017:

Convertible Note Interest Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
7.00% Convertible Notes	$1,995,000	$1,995,000	$3,990,000	$3,990,000
Discount Amortization	184,728	184,728	369,456	369,456
Deferred Debt Issuance Amortization	12,069	12,069	24,138	24,138
Total Convertible Note Interest Expense	$2,191,797	$2,191,797	$4,383,594	$4,383,594
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent for each of the three and six months ended June 30, 2018 and 2017.
11. STOCKHOLDERS' EQUITY
PREFERRED STOCK
As of June 30, 2018, the Company has a total of 5,200,000 depository shares outstanding, or 52,000 whole shares of its 7.375% Series A Preferred Stock. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of June 30, 2018, the Company has 11,933,774 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On February 18, 2016, the Company had a new shelf registration statement declared effective by the SEC, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of June 30, 2018, the Company has issued 79,153 shares of common stock under the its dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $2.4 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of June 30, 2018, availability on the current shelf registration is approximately $523.8 million.

Table of Contents	Glossary of Defined Terms

12. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three and six months ended June 30, 2018 and 2017 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes because such impact is antidilutive. If converted, the 7.00% Convertible Senior Notes would result in an additional 3,454,545 common shares outstanding.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income attributable to CorEnergy stockholders	$7,810,849	$9,000,172	$15,518,557	$16,669,650
Less: preferred dividend requirements	2,396,875	2,123,129	4,793,750	3,160,238
Net income attributable to common stockholders	$5,413,974	$6,877,043	$10,724,807	$13,509,412
Weighted average shares - basic	11,928,297	11,896,616	11,923,627	11,892,670
Basic earnings per share	$0.45	$0.58	$0.90	$1.14

Net income attributable to common stockholders (from above)	$5,413,974	$6,877,043	$10,724,807	$13,509,412
Add: After tax effect of convertible interest	—	—	—	—
Income attributable for dilutive securities	$5,413,974	$6,877,043	$10,724,807	$13,509,412
Weighted average shares - diluted	11,928,297	11,896,616	11,923,627	11,892,670
Diluted earnings per share	$0.45	$0.58	$0.90	$1.14
13. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On July 25, 2018, the Company's Board of Directors declared a 2018 second quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on August 31, 2018 to stockholders of record on August 17, 2018.
Preferred Stock Dividend Declaration
On July 25, 2018, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend is payable on August 31, 2018 to stockholders of record on August 17, 2018.
Preferred Stock Repurchase Program
The Company's Board of Directors authorized a share repurchase program for the Company to buy up to $10.0 million of its preferred stock, which will commence August 6, 2018. The Company plans to repurchase shares from time to time through open market transactions, including through block purchases, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases are to be determined by senior management, depending on market prices and other conditions, and will be made in accordance with the Company's covenants under the CorEnergy Credit Facility. Purchases may be made through the program through August 5, 2019. The Company is not obligated to repurchase any shares of stock under the program and may terminate the program at any time. The Company did not repurchase any preferred shares during the six months ended June 30, 2018.

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

Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of June 30, 2018, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following tables summarize the financial data and key operating statistics for CorEnergy for the three and six months ended June 30, 2018 and 2017. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2017, is unaudited.

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue
Lease revenue	$18,275,859	$17,050,092	$35,867,718	$34,116,618
Transportation and distribution revenue	3,874,157	4,775,780	7,827,136	9,786,370
Total Revenue	22,150,016	21,825,872	43,694,854	43,902,988
Expenses
Transportation and distribution expenses	1,534,524	1,362,980	3,107,420	2,698,550
General and administrative	3,107,776	2,558,339	5,834,833	5,619,579
Depreciation, amortization and ARO accretion expense	6,290,082	6,005,995	12,579,412	12,011,903
Provision for loan losses	—	—	500,000	—
Total Expenses	10,932,382	9,927,314	22,021,665	20,330,032
Operating Income	$11,217,634	$11,898,558	$21,673,189	$23,572,956
Other Income (Expense)
Net distributions and dividend income	$55,714	$221,440	$59,665	$264,902
Net realized and unrealized gain (loss) on other equity securities	(881,100)	614,634	(867,134)	70,426
Interest expense	(3,196,248)	(3,202,837)	(6,406,838)	(6,657,234)
Total Other Expense	(4,021,634)	(2,366,763)	(7,214,307)	(6,321,906)
Income before income taxes	7,196,000	9,531,795	14,458,882	17,251,050
Income tax expense (benefit), net	(614,849)	95,735	(1,059,675)	(236,871)
Net Income	7,810,849	9,436,060	15,518,557	17,487,921
Less: Net Income attributable to non-controlling interest	—	435,888	—	818,271
Net Income attributable to CorEnergy Stockholders	$7,810,849	$9,000,172	$15,518,557	$16,669,650
Preferred dividend requirements	2,396,875	2,123,129	4,793,750	3,160,238
Net Income attributable to Common Stockholders	$5,413,974	$6,877,043	$10,724,807	$13,509,412

Other Financial Data (1)
Adjusted EBITDAre	$17,563,430	$16,976,703	$34,812,266	$33,915,240
NAREIT FFO	11,553,145	12,287,971	23,002,397	24,331,181
FFO	12,213,745	12,014,732	23,627,544	24,586,094
AFFO	12,348,559	12,499,249	24,375,755	25,814,607
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenue. Consolidated revenues were $22.2 million for the three months ended June 30, 2018 compared to $21.8 million for the three months ended June 30, 2017, representing an increase of $324 thousand. Lease revenue was $18.3 million and $17.1 million for the three months ended June 30, 2018 and 2017, respectively, with the increase of approximately $1.2 million driven primarily by variable rent collected on the Pinedale lease during the second quarter 2018. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $3.9 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively.

Table of Contents	Glossary of Defined Terms

The $902 thousand decrease primarily resulted from a change to straight-line revenue recognition on MoGas' long-term contract with Spire under the new revenue recognition standard that was adopted on January 1, 2018. Revenue recognized in the three months ended June 30, 2018 was $992 thousand lower under the new accounting standard. Refer to Part I, Item I, Note 4 ("Transportation And Distribution Revenue") for additional details.
Transportation and Distribution Expenses. Transportation and distribution expenses were $1.5 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $172 thousand. The increase relates primarily to higher legal, consulting and maintenance costs at MoGas.
General and Administrative Expenses. General and administrative expenses were $3.1 million for the three months ended June 30, 2018 compared to $2.6 million for the three months ended June 30, 2017. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	June 30, 2018	June 30, 2017
Management fees	$1,893,774	$1,812,688
Acquisition and professional fees	788,993	467,391
Other expenses	425,009	278,260
Total	$3,107,776	$2,558,339
Management fees are directly proportional to our asset base. For the three months ended June 30, 2018, management fees increased $81 thousand compared to the prior-year period due to the acquisition of the non-controlling interest in Pinedale LP at the end of 2017. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended June 30, 2018 increased $322 thousand from the prior-year period. A decrease of $186 thousand in asset acquisition expenses was more than offset by a $508 thousand increase in professional fees. The decrease in asset acquisition expenses is primarily the result of elevated expenses in the prior-year period related to multiple acquisition opportunities which had advanced into various stages of due diligence, but did not ultimately result in a transaction. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. The increase in professional fees during the three months ended June 30, 2018 is primarily attributable to (i) a prior-year reimbursement of legal fees received in 2017 for costs incurred during UPL's bankruptcy as well as (ii) higher legal and consulting costs in the current-year related to monitoring our GIGS asset.
Other expenses for the three months ended June 30, 2018 increased $147 thousand compared to the prior-year period. The increase is primarily related to a non-cash gain recorded on settlement of accounts payable in the prior-year period.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $6.3 million for the three months ended June 30, 2018 compared to $6.0 million for the three months ended June 30, 2017. This increase was primarily related to depreciation expense, which increased $317 thousand from the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in depreciation expense was largely driven by an increase in ARO depreciation based on updates made to the estimated useful lives of certain segments of GIGS at the end of 2017.
Net Distributions and Dividend Income. Net distributions and dividend income for the three months ended June 30, 2018 was $56 thousand compared to $221 thousand for the three months ended June 30, 2017. The portion of distributions and dividends deemed to be income versus a return of capital in any period are made at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities during the three months ended June 30, 2018 and 2017 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended
	June 30, 2018	June 30, 2017
Gross cash distributions and dividend income received from investment securities	$55,714	$252,213
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	—	—
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	—	30,773
Net distributions and dividends recorded as income	$55,714	$221,440
Net Realized and Unrealized Gain (Loss) on Other Equity Securities. For the three months ended June 30, 2018, we recorded a net loss on other equity securities of $881 thousand compared to a $615 thousand net gain recorded the same period in 2017. The net gain and loss recorded are directly related to fluctuations in the valuation of our investment in private securities. Following the acquisition of Arc Logistics by Zenith in December 2017, our remaining private security investments represent less than 0.5 percent of our assets. The net loss recorded in the current-year period related to valuation considerations surrounding the arbitration award delivered to Eni USA and Gulf LNG. See Part I, Item 1, Note 9 ("Fair Value") for additional information. The net gain recorded in the prior year period related primarily to an increase in the valuation of Lightfoot, which was dependent on the public share price of Arc Logistics.
Income Tax Expense (Benefit). Income tax benefit was $615 thousand for the three months ended June 30, 2018, as compared to $96 thousand of income tax expense for the three months ended June 30, 2017. The increased income tax benefit recorded in the current-year period is the result of (i) higher losses generated by our TRS subsidiaries and (ii) an unrealized loss related to our investment in Lightfoot.
Net Income. Net income was $7.8 million and $9.4 million for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, net income attributable to CorEnergy stockholders was $7.8 million and $9.0 million, respectively. After deducting $2.4 million and $2.1 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the three months ended June 30, 2018 was $5.4 million, or $0.45 per basic and diluted common share as compared to $6.9 million, or $0.58 per basic and diluted common share for the prior-year period.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenue. Consolidated revenues were $43.7 million for the six months ended June 30, 2018 compared to $43.9 million for the six months ended June 30, 2017, representing a decrease of $208 thousand. Lease revenue was $35.9 million and $34.1 million for the six months ended June 30, 2018 and 2017, respectively, resulting in an increase of $1.8 million. This increase in lease revenue was driven primarily by variable rent collected on the Pinedale lease during the six months ended June 30, 2018. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $7.8 million and $9.8 million for the six months ended June 30, 2018 and 2017, respectively. The $2.0 million decrease primarily resulted from a change to straight-line revenue recognition on MoGas' long-term contract with Spire under the new revenue recognition standard that was adopted on January 1, 2018. Revenue recognized in the six months ended June 30, 2018 was approximately $2.0 million lower under the new accounting standard. Refer to Part I, Item I, Note 4 ("Transportation And Distribution Revenue") for additional details.
Transportation and Distribution Expenses. Transportation and distribution expenses were $3.1 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $409 thousand. The increase relates primarily to higher legal, consulting and maintenance costs at MoGas during 2018.

Table of Contents	Glossary of Defined Terms

General and Administrative Expenses. General and administrative expenses were $5.8 million for the six months ended June 30, 2018 compared to $5.6 million for the six months ended June 30, 2017. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Management fees	$3,776,284	$3,630,481
Acquisition and professional fees	1,326,551	1,411,505
Other expenses	731,998	577,593
Total	$5,834,833	$5,619,579
Management fees are directly proportional to our asset base. For the six months ended June 30, 2018, management fees increased $146 thousand compared to the prior-year period due to the acquisition of the non-controlling interest in Pinedale LP at the end of 2017. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the six months ended June 30, 2018 decreased $85 thousand from the prior-year period due to a $413 thousand decrease in asset acquisition expenses, partially offset by a $328 thousand increase in professional fees. The decrease in asset acquisition expenses is primarily the result of elevated expenses in the prior-year period related to multiple acquisition opportunities which had advanced into various stages of due diligence, but did not ultimately result in a transaction. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. The increase in professional fees during the six months ended June 30, 2018 is primarily attributable to (i) a prior-year reimbursement of legal fees received in 2017 for costs incurred during UPL's bankruptcy as well as (ii) higher legal and consulting costs in the current-year related to monitoring our GIGS asset.
Other expenses for the six months ended June 30, 2018 increased $154 thousand compared to the prior-year period. The increase is primarily related to a non-cash gain recorded on settlement of accounts payable in the prior-year period.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $12.6 million for the six months ended June 30, 2018 compared to $12.0 million for the six months ended June 30, 2017. This increase was primarily related to depreciation expense, which increased $633 thousand from the six months ended June 30, 2018 to the six months ended June 30, 2017. The increase in depreciation expense was driven by an increase in ARO depreciation based on updates made to the estimated useful lives of certain segments of GIGS at the end of 2017.
Provision for loan losses. For the six months ended June 30, 2018, we recorded a provision for loan losses of approximately $500 thousand related to an additional write-down on the SWD loans. There were no loan loss provisions recorded for the six months ended June 30, 2017. For additional information, see Part I, Item 1, Note 5 ("Financing Notes Receivable").
Net Distributions and Dividend Income. Net distributions and dividend income for the six months ended June 30, 2018 was $60 thousand compared to $265 thousand for the six months ended June 30, 2017. The portion of distributions and dividends deemed to be income versus a return of capital in any period are made at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities during the six months ended June 30, 2018 and 2017 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Gross cash distributions and dividend income received from investment securities	$59,665	$475,379
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	—	(148,649)
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	—	61,828
Net distributions and dividends recorded as income	$59,665	$264,902
Net Realized and Unrealized Gain (Loss) on Other Equity Securities. For the six months ended June 30, 2018, we recorded a net loss on other equity securities of $867 thousand compared to a net gain of $70 thousand in the prior-year period. The net gain and

Table of Contents	Glossary of Defined Terms

loss recorded are directly related to fluctuations in the valuation of our investment in private securities. Following the acquisition of Arc Logistics by Zenith in December 2017, our remaining private security investments represent less than 0.5 percent of our assets. The net loss recorded during the six months ended June 30, 2018 related to valuation considerations surrounding the arbitration award delivered to Eni USA and Gulf LNG. See Part I, Item 1, Note 9 ("Fair Value") for additional information. The net gain recorded during the six months ended June 30, 2017 primarily related to an increase in the valuation of Lightfoot, which was dependent on the public share price of Arc Logistics.
Interest Expense. For the six months ended June 30, 2018 and 2017, interest expense totaled approximately $6.4 million and $6.7 million, respectively. This decrease was primarily attributable to interest incurred on outstanding borrowings on the CorEnergy Revolver and CorEnergy Term Loan during the prior-year period, partially offset by increased interest on the Amended Pinedale Term Credit Facility during the six months ended June 30, 2018.
Income Tax Benefit. Income tax benefit was $1.1 million and $237 thousand for the six months ended June 30, 2018 and 2017, respectively. The increased benefit in the current year was primarily attributable to (i) higher losses generated by our TRS subsidiaries and (ii) an unrealized loss related to our investment in Lightfoot.
Net Income. Net income was $15.5 million and $17.5 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, net income attributable to CorEnergy stockholders was $15.5 million and $16.7 million, respectively. After deducting $4.8 million and $3.2 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the six months ended June 30, 2018 was $10.7 million, or $0.90 per basic and diluted common share compared to $13.5 million, or $1.14 per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Stockholders per Share
As of June 30, 2018, our common equity decreased by approximately $9.0 million to $322.8 million from $331.8 million as of December 31, 2017. This decrease principally consists of: (i) dividends paid to our common stockholders of approximately $17.9 million; and (ii) the cumulative transition adjustment related to the adoption of ASC 606 for approximately $2.5 million, offset by (iii) net income attributable to CorEnergy common stockholders of approximately $10.7 million; and (iv) $648 thousand of common stock issued pursuant to reinvestment of dividends through the DRIP or directors' compensation plans.

Book Value Per Common Share
Analysis of Equity	June 30, 2018	December 31, 2017
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 issued and outstanding at June 30, 2018 and December 31, 2017	$130,000,000	$130,000,000
Capital stock, non-convertible, $0.001 par value; 11,933,774 and 11,915,830 shares issued and outstanding at June 30, 2018 and December 31, 2017 (100,000,000 shares authorized)	11,934	11,916
Additional paid-in capital	322,815,994	331,773,716
Total CorEnergy Stockholders' Equity	$452,827,928	$461,785,632
Subtract: 7.375% Series A Preferred Stock	(130,000,000)	(130,000,000)
Total CorEnergy Common Equity	$322,827,928	$331,785,632
Common shares outstanding	11,933,774	11,915,830
Book Value per Common Share	$27.05	$27.84
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

Table of Contents	Glossary of Defined Terms

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
EBITDAre and Adjusted EBITDAre
EBITDAre and Adjusted EBITDAre are non-GAAP financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. EBITDAre, as established by NAREIT, is defined as net income (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's pro rata share of EBITDAre of unconsolidated affiliates. Our presentation of Adjusted EBITDAre represents EBITDAre adjusted for net realized and unrealized (gain) loss on securities, non-cash; provision for loan losses; preferred dividend requirements; distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period; and non-cash settlement of accounts payable.
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
The following table presents a reconciliation of Income Attributable to Common Stockholders, as reported in the Consolidated Statements of Income and Comprehensive Income to EBITDAre and Adjusted EBITDAre:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income Attributable to Common Stockholders	$5,413,974	$6,877,043	$10,724,807	$13,509,412
Add:
Interest expense, net	3,196,248	3,202,837	6,406,838	6,657,234
Depreciation, amortization, and ARO accretion	6,290,082	6,005,995	12,579,412	12,011,903
Less:
Income tax (expense) benefit	614,849	(95,735)	1,059,675	236,871
Non-controlling interest attributable to depreciation, amortization, and interest expense(1)	—	572,566	—	1,155,119
EBITDAre(2)	$14,285,455	$15,609,044	$28,651,382	$30,786,559
Add:
Provision for loan losses	—	—	500,000	—
Preferred dividend requirements	2,396,875	2,123,129	4,793,750	3,160,238
Less:
Net realized and unrealized gain (loss) on securities, noncash portion	(881,100)	583,861	(867,134)	8,597
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period(3)	—	—	—	(148,649)
Non-cash settlement of accounts payable	—	171,609	—	171,609
Adjusted EBITDAre(2)	$17,563,430	$16,976,703	$34,812,266	$33,915,240
(1) ARO accretion expense has no impact on non-controlling interest. For the three and six months ended June 30, 2018, there is no noncontrolling interest outstanding.
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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three and six months ended June 30, 2018 and 2017. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus (gain) loss on extinguishment of debt, provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Income attributable to CorEnergy Stockholders	$7,810,849	$9,000,172	$15,518,557	$16,669,650
Less:
Preferred Dividend Requirements	2,396,875	2,123,129	4,793,750	3,160,238
Net Income attributable to Common Stockholders	$5,413,974	$6,877,043	$10,724,807	$13,509,412
Add:
Depreciation	6,139,171	5,822,383	12,277,590	11,644,679
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items (1)	—	411,455	—	822,910
NAREIT funds from operations (NAREIT FFO)	$11,553,145	$12,287,971	$23,002,397	$24,331,181
Add:
Distributions received from investment securities	55,714	252,213	59,665	475,379
Less:
Net distributions and dividend income	55,714	221,440	59,665	264,902
Net realized and unrealized gain (loss) on other equity securities	(881,100)	614,634	(867,134)	70,426
Income tax (expense) benefit from investment securities	220,500	(310,622)	241,987	(114,862)
Funds from operations adjusted for securities investments (FFO)	$12,213,745	$12,014,732	$23,627,544	$24,586,094
Add:
Provision for loan losses, net of tax	—	—	500,000	—
Transaction costs	24,615	211,269	56,896	470,051
Amortization of debt issuance costs	353,637	468,871	707,181	937,742
Amortization of deferred lease costs	22,983	22,983	45,966	45,966
Accretion of asset retirement obligation	127,928	160,629	255,856	321,258
Less:
Non-cash settlement of accounts payable	—	171,609	—	171,609
Non-cash gain (loss) associated with derivative instruments	—	(10,619)	—	16,453
Income tax benefit	394,349	214,887	817,688	351,733
Non-Controlling Interest attributable to AFFO reconciling items (1)	—	3,358	—	6,709
Adjusted funds from operations (AFFO)	$12,348,559	$12,499,249	$24,375,755	$25,814,607

Weighted Average Shares of Common Stock Outstanding:
Basic	11,928,297	11,896,616	11,923,627	11,892,670
Diluted	15,382,843	15,351,161	15,378,172	15,347,215
NAREIT FFO attributable to Common Stockholders
Basic	$0.97	$1.03	$1.93	$2.05
Diluted (2)	$0.89	$0.94	$1.78	$1.87
FFO attributable to Common Stockholders
Basic	$1.02	$1.01	$1.98	$2.07
Diluted (2)	$0.94	$0.93	$1.82	$1.89
AFFO attributable to Common Stockholders
Basic	$1.04	$1.05	$2.04	$2.17
Diluted (3)	$0.93	$0.94	$1.84	$1.94
(1) There is no noncontrolling interest outstanding for the three and six months ended June 30, 2018.
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

DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended June 30, 2018, the primary sources of our stockholder distributions include

Table of Contents	Glossary of Defined Terms

lease revenue and transportation and distribution revenue from our real property assets. Deterioration in the cash flows generated by any of these sources may impact our ability to fund distributions to stockholders.
We believe that (i) the accretion from our acquisition of Prudential's 18.95 percent equity interest in Pinedale LP, (ii) revenue growth from existing contracts through inflation-based escalators and participating rents, as well as (iii) the results of the MoGas rate case proceedings initiated in the second quarter of 2018, will adequately offset the lost revenue from the step-down in rate associated with the new Spire contract effective in November 2018. However, we regularly assess our ability to pay and to grow our dividend to common stockholders, and there is no assurance that we will continue to make regular dividend payments at current levels.
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
On February 28, 2018, we paid dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On May 31, 2018, we paid dividends of $0.75 per share of common stock and $0.4609375 per depository share for our 7.375% Series A Preferred Stock.
On July 25, 2018, our Board of Directors declared dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock payable on August 31, 2018.
MAJOR TENANTS
As of June 30, 2018, we had three significant leases. For additional information concerning each of these leases, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2017, and to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended June 30, 2018.
Grand Isle Gathering System
On June 18, 2018, EGC announced a definitive agreement to be acquired by an affiliate of the privately-held Gulf of Mexico operator, Cox Oil, for approximately $322 million. On July 13, 2018, EGC filed a proxy detailing the terms of the proposed acquisition, which is expected to close in the third quarter of 2018 and requires stockholder approval. Since the announcement of the acquisition agreement, the Company and EGC have had no further discussions about ways in which the Company could have assisted EGC in its efforts to generate adequate liquidity to fund further development.
Pinedale LGS
UPL has continued to see promising results from its horizontal drilling program in the Pinedale field, with at least 700 net locations across 28,000 net acres outside the historical economic boundary of vertical well development and another 23,000 net acres beyond the 1,600 horizontal flank locations already identified. UPL announced that it continues to ramp up horizontal well development and plans to drill 25 to 30 wells in 2018, with a capital expenditure of $400 million. Given natural gas pricing constraints, the company plans to temporarily cease vertical well development, and focus drilling on horizontal wells due to their superior economic returns. UPL anticipates 2018 production between 285 to 295 Bcfe with average daily production of 780-800 MMcfe/d in the second quarter of 2018. Production is expected to grow from this level in the second half of the year from further horizontal well drilling.
Portland Terminal
Pursuant to the Portland Terminal lease agreement, the tenant has the right to repurchase the terminal from us, which first became effective in February 2017. Exercise of the repurchase option is subject to a 90-day notice requirement and the purchase price

Table of Contents	Glossary of Defined Terms

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
We have not received any notice from Zenith regarding its intent to exercise either its buy-out option or termination option on the terminal. The 12-month advanced notice for intent to terminate the lease agreement on the fifth anniversary was required to be received by February 1, 2018. However, due to the recent acquisition of Arc Logistics by Zenith and based on our ongoing discussions with Zenith's management team, we entered into amendments with Zenith Terminals which have extended the notice period for the fifth anniversary termination option through September 1, 2018.
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
On May 31, 2018, MoGas filed a general rate case before the FERC. The proposed change in rates seeks to (i) recover increases in capital, operating and maintenance expenditures incurred; (ii) mitigate for the substantial decrease in volumes due to the loss of a firm transportation contract with a St. Louis natural gas marketing entity; (iii) mitigate for the substantial decrease in revenue from Spire; and (iv) reflect changes in the corporate income tax rate associated with the 2017 Tax Cuts and Jobs Act. MoGas anticipates the proposed revenue requirement would be approximately $20.0 million annually, and that the requested rates will go into effect on December 1, 2018, subject to refund upon final ruling.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of June 30, 2018:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt	$39,236,000	$3,528,000	$7,056,000	$28,652,000	$—
Interest payments on Pinedale LP Debt		2,445,341	4,202,404	2,642,602	—
Convertible Debt	114,000,000	—	114,000,000	—	—
Interest payments on Convertible Debt		7,980,000	7,980,000	—	—
Totals		$13,953,341	$133,238,404	$31,294,602	$—
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2018, we had liquidity of approximately $159.8 million comprised of cash of $14.2 million plus revolver availability of $145.6 million. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to fund future operating requirements and acquisition opportunities. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.
There are acquisition opportunities that are in preliminary stages of review, and consummation of any of these opportunities may depend on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets, supplemented with accretive equity issuance as needed, subject to current market conditions. We may invest in assets subject to greater leverage which could be both recourse and non-recourse to us.
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)
Net cash provided by (used in):
Operating activities	$22,517,701	$27,791,774
Investing activities	(36,384)	48,083
Financing activities	(24,092,526)	1,545,748
Net (decrease) increase in cash and cash equivalents	$(1,611,209)	$29,385,605
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the six months ended June 30, 2018 were primarily attributable to (i) lease receipts of $29.3 million ($35.9 million lease revenue, net of $3.7 million of straight-line rent accrued during the period and $2.9 million of unearned revenue received in 2017) and (ii) $6.7 million in net contributions from our operating subsidiaries MoGas and Omega, partially offset by (iii) $5.8 million in general and administrative expenses, (iv) $5.5 million in cash paid for interest and (v) $2.1 million of income tax payments, net.
Net cash flows provided by operating activities for the six months ended June 30, 2017 were primarily attributable to (i) lease receipts of $30.5 million ($34.1 million lease revenue, net of $3.6 million of straight-line rent accrued during the period), (ii) $7.1 million in net contributions from our operating subsidiaries MoGas and Omega, (iii) a $1.2 million reduction in accounts and other receivables during the period and (iv) $436 thousand in distributions and dividends received, partially offset by (v) $5.8 million in cash paid for interest and (vi) $5.6 million in general and administrative expenses.
Cash Flows from Investing Activities
There were no significant cash investing activities for the six months ended June 30, 2018 and 2017.
Cash Flows from Financing Activities
Net cash flows used in financing activities for the six months ended June 30, 2018 were primarily attributable to (i) common and preferred dividends paid of $17.3 million and $4.8 million, respectively, (ii) principal payments of $1.8 million on our secured credit facilities and (iii) $264 thousand of payments related to debt financing costs.
Net cash flows provided by financing activities for the six months ended June 30, 2017 were primarily attributable to (i) net offering proceeds on Series A Preferred Stock of $71.2 million, partially offset by (ii) repayment of principal on the CorEnergy Revolver of $44.0 million, (iii) common and preferred dividends paid of $17.3 million and $3.4 million, respectively, and (iv) principal payments of $4.4 million on our secured credit facilities.

Table of Contents	Glossary of Defined Terms

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
We were in compliance with all covenants at June 30, 2018 and had approximately $145.6 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2017, and Part I, Item 1, Note 10 ("Debt") included in this Report.
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility is subject to (i) a minimum interest coverage ratio of 3.0 to 1.0, (ii) a maximum leverage ratio of 3.25 to 1.0 and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. We were in compliance with all covenants at June 30, 2018.
For a summary of the additional material terms of the Pinedale Term Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2017, and Part I, Item 1, Note 10 ("Debt") included in this Report.
Convertible Notes
As of June 30, 2018, we had $114.0 million of face value of the Convertible Notes outstanding. Refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the Convertible Notes.
MoGas Credit Facility
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part I, Item 1, Note 10 ("Debt") for further information. As of June 30, 2018, the co-borrowers were in compliance with all covenants and there are no borrowings outstanding on the MoGas Revolver.

Table of Contents	Glossary of Defined Terms

Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2019. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at June 30, 2018.
Shelf Registration
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of June 30, 2018, we have issued 79,153 shares of common stock under our dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $2.4 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of June 30, 2018, availability on the current shelf registration is approximately $523.8 million.
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
The following is our liquidity and capitalization as of June 30, 2018 and December 31, 2017:

Liquidity and Capitalization
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$14,175,860	$15,787,069
Revolver availability	$145,591,246	$140,499,846

Revolving credit facility	$—	$—
Long-term debt (including current maturities)	151,424,375	152,777,437
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	130,000,000	130,000,000
Capital stock, non-convertible, $0.001 par value	11,934	11,916
Additional paid-in capital	322,815,994	331,773,716
CorEnergy equity	452,827,928	461,785,632
Total CorEnergy capitalization	$604,252,303	$614,563,069
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both June 30, 2018 and December 31, 2017.
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

Table of Contents	Glossary of Defined Terms

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Historically, we have considered fluctuations in the value of our securities portfolio and fluctuations in interest rates to be our principal market risks. As of June 30, 2018, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2017.
As of June 30, 2018, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $2.1 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $150 thousand.
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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of June 30, 2018, we had long-term debt (net of current maturities) with a carrying value of $147.9 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at June 30, 2018, and accordingly, no market risk exposure on outstanding variable-rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended June 30, 2018. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2018, we did not sell any securities that were not registered under the 1933 Act, nor did we repurchase any equity securities of the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.9.2*	Second Amendment to Lease, dated June 28, 2018, by and between LCP Oregon Holdings, LLC and Zenith Energy Terminals Holdings LLC f/k/a Arc Terminals Holdings LLC.
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
August 2, 2018

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)
August 2, 2018