Form 10-Q
period 2018-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2018-11-01
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check all that apply):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of October 31, 2018, the registrant had 11,949,298 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2017.

Table of Contents	GLOSSARY OF DEFINED TERMS

Certain of the defined terms used in this Report are set forth below:
Accretion Expense: the expense recognized when adjusting the present value of the GIGS ARO for the passage of time.
Administrative Agreement: the Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor.
Amended Pinedale Term Credit Facility: Pinedale LP's $41.0 million Second Amended and Restated Term Credit Agreement and Note Purchase Agreement with Prudential as lender, effective December 29, 2017.
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
Cox Acquiring Entity: MLCJR LLC, an affiliate of Cox Oil, LLC.
Cox Oil: Cox Oil, LLC.
CPI: Consumer Price Index.
Exchange Act: the Securities Exchange Act of 1934, as amended.
EGC: Energy XXI Ltd, the parent company (and guarantor) of our tenant on the Grand Isle Gathering System lease, emerged from a reorganization under Chapter 11 of the US Bankruptcy Code on December 30, 2016, with the succeeding company named Energy XXI Gulf Coast, Inc. Effective October 18, 2018, EGC became an indirect wholly-owned subsidiary of MLCJR LLC ("Cox Acquiring Entity"), an affiliate of Cox Oil, LLC, as a result of a merger transaction. Throughout this document, references to EGC will refer to both the pre- and post-bankruptcy entities and, for dates on and after October 18, 2018, to EGC as an indirect wholly-owned subsidiary of the Cox Acquiring Entity.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $88,045,846 and $72,155,753	$449,790,735	$465,956,467
Property and equipment, net of accumulated depreciation of $15,125,893 and $12,643,636	110,714,627	113,158,872
Financing notes and related accrued interest receivable, net of reserve of $4,600,000 and $4,100,000	1,000,000	1,500,000
Other equity securities, at fair value	1,161,034	2,958,315
Cash and cash equivalents	19,611,813	15,787,069
Deferred rent receivable	27,464,068	22,060,787
Accounts and other receivables	2,849,364	3,786,036
Deferred costs, net of accumulated amortization of $1,123,618 and $623,764	3,005,061	3,504,916
Prepaid expenses and other assets	764,090	742,154
Deferred tax asset, net	4,854,108	2,244,629
Goodwill	1,718,868	1,718,868
Total Assets	$622,933,768	$633,418,113
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $224,096 and $254,646	$38,129,904	$40,745,354
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,377,526 and $1,967,917	112,580,474	112,032,083
Asset retirement obligation	9,275,041	9,170,493
Accounts payable and other accrued liabilities	4,514,447	2,333,782
Management fees payable	1,821,311	1,748,426
Income tax liability	32,426	2,204,626
Unearned revenue	6,826,557	3,397,717
Total Liabilities	$173,180,160	$171,632,481
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 issued and outstanding at September 30, 2018 and December 31, 2017	$130,000,000	$130,000,000
Capital stock, non-convertible, $0.001 par value; 11,949,298 and 11,915,830 shares issued and outstanding at September 30, 2018 and December 31, 2017 (100,000,000 shares authorized)	11,949	11,916
Additional paid-in capital	319,741,659	331,773,716
Total Equity	449,753,608	461,785,632
Total Liabilities and Equity	$622,933,768	$633,418,113
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
Lease revenue	$18,391,983	$17,173,676	$54,259,701	$51,290,294
Transportation and distribution revenue	4,244,722	5,270,628	12,071,858	15,056,998
Total Revenue	22,636,705	22,444,304	66,331,559	66,347,292
Expenses
Transportation and distribution expenses	2,241,999	2,384,182	5,349,419	5,082,732
General and administrative	3,046,481	2,632,546	8,881,314	8,252,125
Depreciation, amortization and ARO accretion expense	6,289,459	6,017,664	18,868,871	18,029,567
Provision for loan losses	—	—	500,000	—
Total Expenses	11,577,939	11,034,392	33,599,604	31,364,424
Operating Income	$11,058,766	$11,409,912	$32,731,955	$34,982,868
Other Income (Expense)
Net distributions and dividend income	$5,627	$213,040	$65,292	$477,942
Net realized and unrealized gain (loss) on other equity securities	(930,147)	1,340,197	(1,797,281)	1,410,623
Interest expense	(3,183,589)	(2,928,036)	(9,590,427)	(9,585,270)
Loss on extinguishment of debt	—	(234,433)	—	(234,433)
Total Other Expense	(4,108,109)	(1,609,232)	(11,322,416)	(7,931,138)
Income before income taxes	6,950,657	9,800,680	21,409,539	27,051,730
Taxes
Current tax expense (benefit)	(8,393)	65,131	(54,727)	89,022
Deferred tax expense (benefit)	(738,274)	126,440	(1,751,615)	(134,322)
Income tax expense (benefit), net	(746,667)	191,571	(1,806,342)	(45,300)
Net Income	7,697,324	9,609,109	23,215,881	27,097,030
Less: Net Income attributable to non-controlling interest	—	431,825	—	1,250,096
Net Income attributable to CorEnergy Stockholders	$7,697,324	$9,177,284	$23,215,881	$25,846,934
Preferred dividend requirements	2,396,875	2,396,875	7,190,625	5,557,113
Net Income attributable to Common Stockholders	$5,300,449	$6,780,409	$16,025,256	$20,289,821

Net Income	$7,697,324	$9,609,109	$23,215,881	$27,097,030
Other comprehensive income:
Changes in fair value of qualifying hedges / AOCI attributable to CorEnergy stockholders	—	3,038	—	9,016
Changes in fair value of qualifying hedges / AOCI attributable to non-controlling interest	—	710	—	2,106
Net Change in Other Comprehensive Income	$—	$3,748	$—	$11,122
Total Comprehensive Income	7,697,324	9,612,857	23,215,881	27,108,152
Less: Comprehensive income attributable to non-controlling interest	—	432,535	—	1,252,202
Comprehensive Income attributable to CorEnergy Stockholders	$7,697,324	$9,180,322	$23,215,881	$25,855,950
Earnings Per Common Share:
Basic	$0.44	$0.57	$1.34	$1.71
Diluted	$0.44	$0.57	$1.34	$1.71
Weighted Average Shares of Common Stock Outstanding:
Basic	11,939,360	11,904,933	11,928,929	11,896,803
Diluted	11,939,360	11,904,933	11,928,929	11,896,803
Dividends declared per share	$0.750	$0.750	$2.250	$2.250
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Amount
Balance at December 31, 2017	11,915,830	$11,916	$130,000,000	$331,773,716	$—	$461,785,632
Cumulative transition adjustment upon the adoption of ASC 606, net of tax	—	—	—	(2,449,245)	—	(2,449,245)
Net income	—	—	—	—	23,215,881	23,215,881
Series A preferred stock dividends	—	—	—	—	(7,190,625)	(7,190,625)
Common stock dividends	—	—	—	(10,806,660)	(16,025,256)	(26,831,916)
Common stock issued under director's compensation plan	1,807	2	—	67,498	—	67,500
Common stock issued upon conversion of convertible notes	1,271	1	—	42,653	—	42,654
Reinvestment of dividends paid to common stockholders	30,390	30	—	1,113,697	—	1,113,727
Balance at September 30, 2018 (Unaudited)	11,949,298	$11,949	$130,000,000	$319,741,659	$—	$449,753,608
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Operating Activities
Net Income	$23,215,881	$27,097,030
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(1,751,615)	(134,322)
Depreciation, amortization and ARO accretion	19,929,691	19,350,053
Provision for loan losses	500,000	—
Loss on extinguishment of debt	—	234,433
Non-cash settlement of accounts payable	—	(221,609)
(Gain) loss on sale of equipment	(8,416)	4,203
Net distributions and dividend income, including recharacterization of income	—	148,649
Net realized and unrealized (gain) loss on other equity securities	1,797,281	(1,410,623)
Unrealized loss on derivative contract	—	13,154
Common stock issued under directors' compensation plan	67,500	67,500
Changes in assets and liabilities:
Increase in deferred rent receivable	(5,403,281)	(5,383,904)
Decrease in accounts and other receivables	936,672	685,312
Increase in prepaid expenses and other assets	(22,001)	(105,866)
Increase in management fee payable	72,885	26,732
Increase in accounts payable and other accrued liabilities	2,436,421	2,437,100
Decrease in current income tax liability	(2,172,200)	—
Increase in unearned revenue	121,731	29,695
Net cash provided by operating activities	$39,720,549	$42,837,537
Investing Activities
Purchases of property and equipment	(94,980)	(50,924)
Proceeds from sale of property and equipment	17,999	—
Return of capital on distributions received	—	91,201
Net cash (used in) provided by investing activities	$(76,981)	$40,277
Financing Activities
Debt financing costs	(264,010)	(1,342,681)
Net offering proceeds on Series A preferred stock	—	71,161,531
Dividends paid on Series A preferred stock	(7,190,625)	(5,830,859)
Dividends paid on common stock	(25,718,189)	(26,034,749)
Distributions to non-controlling interest	—	(1,126,231)
Advances on revolving line of credit	—	10,000,000
Payments on revolving line of credit	—	(44,000,000)
Principal payments on secured credit facilities	(2,646,000)	(38,066,400)
Net cash used in financing activities	$(35,818,824)	$(35,239,389)
Net Change in Cash and Cash Equivalents	$3,824,744	$7,638,425
Cash and Cash Equivalents at beginning of period	15,787,069	7,895,084
Cash and Cash Equivalents at end of period	$19,611,813	$15,533,509

Supplemental Disclosure of Cash Flow Information
Interest paid	$6,404,134	$6,301,929
Income taxes paid (net of refunds)	2,117,473	197,202

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$(255,037)	$—
Reinvestment of distributions by common stockholders in additional common shares	1,113,727	727,518
Common stock issued upon conversion of convertible notes	42,654	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018
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
Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2017, filed with the SEC on February 28, 2018 (the "2017 CorEnergy 10-K").
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
In February 2016, the FASB issued ASU 2016-02 "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. At adoption, the standard will be applied using a modified retrospective approach. Alternatively, ASU 2018-11, "Leases (Topic 842) Targeted Improvements", allows the Company to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings and to continue to apply legacy guidance in ASC 840, "Leases," including its disclosures requirements, in the comparative periods presented in the year of adoption. Management is in the process of evaluating the impact of the standard on its consolidated financial statements and related disclosures. As part of its assessment work, the Company has formed an implementation team, completed training on the new lease standard, has nearly completed a review of its contracts and has started to assess the accounting impact for identified leases.
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
3. LEASED PROPERTIES AND LEASES
As of September 30, 2018, the Company had three significant properties located in Oregon, Wyoming, Louisiana, and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial term of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

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

Table of Contents	Glossary of Defined Terms

The future contracted minimum rental receipts for all leases as of September 30, 2018, are as follows:

Future Minimum Lease Receipts (1)
Years Ending December 31,	Amount
2018	$15,453,132
2019	64,103,462
2020	71,264,921
2021	77,445,396
2022	76,553,434
Thereafter	302,242,184
Total	$607,062,529
(1) Future minimum lease receipts include base rents for the Portland Terminal Facility through its initial 15-year term.
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
			For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	December 31, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Pinedale LGS(2)	39.9%	39.9%	35.7%	31.1%	34.6%	30.8%
Grand Isle Gathering System	49.6%	49.7%	55.3%	59.2%	56.2%	59.5%
Portland Terminal Facility	10.2%	10.1%	8.9%	9.5%	9.1%	9.6%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $1.2 million and $2.8 million for the three and nine months ended September 30, 2018, respectively, and $0.1 million for each of the three and nine months ended September 30, 2017.

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Depreciation Expense
GIGS	$2,751,272	$2,438,649	$8,253,816	$7,315,947
Pinedale	2,217,360	2,217,360	6,652,080	6,652,080
Portland Terminal Facility	318,915	318,915	956,745	956,745
United Property Systems	9,210	9,059	27,452	27,178
Total Depreciation Expense	$5,296,757	$4,983,983	$15,890,093	$14,951,950
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641	$22,923	$22,923
Pinedale	15,342	15,342	46,026	46,026
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983	$68,949	$68,949
ARO Accretion Expense
GIGS	$127,928	$170,904	$383,784	$492,162
Total ARO Accretion Expense	$127,928	$170,904	$383,784	$492,162
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	September 30, 2018	December 31, 2017
Net Deferred Lease Costs
GIGS	$236,960	$259,883
Pinedale	565,691	611,717
Total Deferred Lease Costs, net	$802,651	$871,600

Table of Contents	Glossary of Defined Terms

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
Energy Gulf Coast/Cox Oil
Prior to October 29, 2018, EGC was subject to the reporting requirements of the Exchange Act and was required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Its SEC filings can be found at www.sec.gov. Effective March 21, 2018, EGC changed its NASDAQ ticker symbol from EXXI to EGC. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EGC but has no reason to doubt the accuracy or completeness of such information. In addition, EGC has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of EGC that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing. Upon the filing by EGC of a Form 15 with the SEC on October 29, 2018, following the closing on October 18, 2018 of the previously announced acquisition of EGC by an affiliate of the privately-held Cox Oil, LLC, EGC's SEC reporting obligations were suspended and it ceased to file such reports.
Zenith
Zenith Terminals has a number of different actions available to it under the Portland Lease Agreement, which include (i) continuing with the current terminal lease, (ii) exercising its buy-out option on the terminal or (iii) terminating the lease at its tenth anniversary, subject to the termination provisions in the lease. The fifth anniversary termination option expired unexercised on September 1, 2018.
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

Table of Contents	Glossary of Defined Terms

over the term of the contract. Accordingly, on January 1, 2018, the Company recorded a cumulative adjustment to recognize a contract liability of approximately $3.3 million, and a corresponding reduction to beginning equity (net of deferred tax impact). The adjustment reflects the difference in amounts previously recognized as invoiced, versus cumulative revenues earned under the contract on a straight-line basis in accordance with ASC 606, as of the date of adoption. The contract liability will continue to accumulate additional unrecognized performance obligations at a rate of approximately $992 thousand per quarter until the contractual rate decrease takes effect in November 2018. Following the rate decline, recognized performance obligations will exceed amounts invoiced and the contract liability is expected to decline at a rate of approximately $138 thousand per quarter through the end of the contract in October 2030. As of September 30, 2018, the revenue allocated to the remaining performance obligation under this contract is approximately $64.8 million.
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
The table below summarizes the Company's contract asset and contract liability balances related to its transportation and distribution revenue contracts as of September 30, 2018:

	Contract Asset(1)	Contract Liability(2)
Beginning Balance January 1, 2018	$328,033	$—
Cumulative Transition Adjustment Upon Adoption of ASC 606	—	3,307,109
Unrecognized Performance Obligations	(627,471)	2,976,399
Recognized Performance Obligations	559,571	—
Ending Balance September 30, 2018	$260,133	$6,283,508
(1) The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
(2) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Natural gas transportation contracts	60.3%	67.2%	64.2%	70.9%
Natural gas distribution contracts	24.8%	19.3%	26.1%	20.2%
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

The tables below disclose the impact of adoption on the Consolidated Balance Sheet and Consolidated Statement of Income as of and for the three and nine months ended September 30, 2018:

	As of September 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Deferred Tax Asset	$4,854,108	$3,224,166	$1,629,942
Liabilities
Unearned revenue	6,826,557	543,049	6,283,508
Equity
Additional paid in capital	319,741,659	324,395,224	(4,653,565)

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
Statement of Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues
Transportation and distribution revenue	$4,244,722	$5,236,855	$(992,133)	$12,071,858	$15,048,256	$(2,976,398)
Taxes
Deferred tax benefit	(738,274)	(480,915)	(257,359)	(1,751,615)	(979,537)	(772,078)
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
Four Wood Financing Note Receivable
As a result of decreased economic activity by SWD, the Company recorded a provision for loan loss with respect to the SWD Loans and the loans were placed on non-accrual status during the first quarter of 2016. During the first quarter of 2018, the Company recorded an additional provision for loan loss on the SWD Loans of $500 thousand. The balance of the loans has been valued based on the enterprise value of SWD, the collateral supporting the loans, at $1.0 million and $1.5 million as of September 30, 2018 and December 31, 2017, respectively.

Table of Contents	Glossary of Defined Terms

6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017, are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2018	December 31, 2017
Deferred Tax Assets:
Deferred contract revenue	$1,629,942	$—
Net operating loss carryforwards	2,013,238	957,719
Net unrealized loss on investment securities	112,450	—
Loan loss provision	263,508	247,814
Basis reduction of investment in partnerships	227,416	261,549
Other loss carryforwards	2,965,320	2,965,321
Sub-total	$7,211,874	$4,432,403
Deferred Tax Liabilities:
Net unrealized gain on investment securities	$—	$(342,669)
Cost recovery of leased and fixed assets	(2,343,500)	(1,845,105)
Basis reduction in tax goodwill	(14,266)	—
Sub-total	$(2,357,766)	$(2,187,774)
Total net deferred tax asset	$4,854,108	$2,244,629
As of September 30, 2018, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2014 remain open to examination by federal and state tax authorities.
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
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three and nine months ended September 30, 2018 and 35 percent for the three and nine months ended September 30, 2017 to income from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Application of statutory income tax rate	$1,459,638	$3,279,099	$4,496,003	$9,005,926
State income taxes, net of federal tax expense (benefit)	(146,677)	8,784	(411,696)	(22,867)
Federal Tax Attributable to Income of Real Estate Investment Trust	(2,057,531)	(3,096,312)	(5,876,965)	(9,028,359)
Other	(2,097)	—	(13,684)	—
Total income tax expense (benefit)	$(746,667)	$191,571	$(1,806,342)	$(45,300)

Table of Contents	Glossary of Defined Terms

The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Current tax expense (benefit)
Federal	$(6,643)	$58,303	$(43,319)	$79,865
State (net of federal tax expense (benefit))	(1,750)	6,828	(11,408)	9,157
Total current tax expense (benefit)	$(8,393)	$65,131	$(54,727)	$89,022
Deferred tax expense (benefit)
Federal	$(593,347)	$124,484	$(1,351,327)	$(102,298)
State (net of federal tax expense (benefit))	(144,927)	1,956	(400,288)	(32,024)
Total deferred tax expense (benefit)	$(738,274)	$126,440	$(1,751,615)	$(134,322)
Total income tax expense (benefit), net	$(746,667)	$191,571	$(1,806,342)	$(45,300)
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	September 30, 2018	December 31, 2017
Land	$580,000	$580,000
Natural gas pipeline	124,306,175	124,303,315
Vehicles and trailers	685,786	650,634
Office equipment and computers	268,559	268,559
Gross property and equipment	$125,840,520	$125,802,508
Less: accumulated depreciation	(15,125,893)	(12,643,636)
Net property and equipment	$110,714,627	$113,158,872

Depreciation expense was $842 thousand and $2.5 million for the three and nine months ended September 30, 2018, respectively, and $840 thousand and $2.5 million for the three and nine months ended September 30, 2017, respectively.
8. MANAGEMENT AGREEMENT
The Company pays its manager, Corridor, pursuant to a Management Agreement as described in the 2017 CorEnergy 10-K. Fees incurred under the Management Agreement for the three and nine months ended September 30, 2018 were $1.9 million and $5.7 million, respectively, compared to $1.8 million and $5.5 million for the three and nine months ended September 30, 2017, respectively. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Income.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and nine months ended September 30, 2018 were $70 thousand and $209 thousand, respectively, compared to $68 thousand and $201 thousand for the three and nine months ended September 30, 2017, respectively. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Income.
9. FAIR VALUE
The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2018 and December 31, 2017:

	September 30, 2018
		Fair Value
	Total	Level 1	Level 2	Level 3
Assets:
Other equity securities	$1,161,034	$—	$—	$1,161,034
Total Assets	$1,161,034	$—	$—	$1,161,034

Table of Contents	Glossary of Defined Terms

	December 31, 2017
		Fair Value
	Total	Level 1	Level 2	Level 3
Assets:
Other equity securities	$2,958,315	$—	$—	$2,958,315
Total Assets	$2,958,315	$—	$—	$2,958,315
At September 30, 2018 and December 31, 2017, the only assets and liabilities measured at fair value on a recurring basis were the Company's equity securities.
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2018 and 2017 are as follows:

Level 3 Rollforward
For the Nine Months Ended September 30, 2018	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains (Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains (Losses), Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$2,958,315	$—	$—	$(1,797,281)	$—	$1,161,034	$(1,797,281)
Total	$2,958,315	$—	$—	$(1,797,281)	$—	$1,161,034	$(1,797,281)

For the Nine Months Ended September 30, 2017
Other equity securities	$9,287,209	$—	$—	$1,410,623	$(239,850)	$10,457,982	$1,410,623
Total	$9,287,209	$—	$—	$1,410,623	$(239,850)	$10,457,982	$1,410,623
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the nine months ended September 30, 2018 and 2017.
Valuation Techniques and Unobservable Inputs
The Company's other equity securities, which represent securities issued by private companies, are classified as Level 3 assets and the Company has elected to report at fair value under the fair value option. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments.
As of both September 30, 2018 and December 31, 2017, the Company's investment in Lightfoot and Zenith Terminal Joliet Holdings are its only remaining private company investments. The Company's Lightfoot investment consists of a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. As of both September 30, 2018 and December 31, 2017, Lightfoot's only material asset consists of its remaining investment in Gulf LNG, a 1.5 billion cubic feet per day ("bcf/d") receiving, storage, and regasification terminal in Pascagoula, Mississippi. Additionally, the Company owns a 0.6 percent interest in Zenith Terminal Joliet Holdings, which was acquired in conjunction with the terms of Zenith's acquisition of Arc Logistics discussed below.
On December 21, 2017, Zenith closed its acquisition of Arc Logistics, except for terms pending with respect to the Gulf LNG arbitration with ENI USA. Under the terms of the agreement, Zenith was to purchase the remaining 4.16 percent of Lightfoot's Gulf LNG interest ("the Conditional Interest") for an additional $27.3 million upon a successful outcome (as defined) of the Gulf LNG arbitration with Eni USA that is described below.
On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA, one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. On June 29, 2018, the arbitration panel delivered its award, and the panel's ruling calls for the termination of the agreement and Eni USA's payment of compensation to Gulf LNG. On September 25, 2018, Gulf LNG filed a lawsuit against Eni USA in the Delaware Court of Chancery to enforce the award. On September 28, 2018, Gulf LNG filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a guarantee agreement entered by Eni S.p.A. in connection with the terminal use agreement.

Table of Contents	Glossary of Defined Terms

The Company's remaining private company investments in Lightfoot and Zenith Terminal Joliet holdings represent less than 0.5 percent of its total assets. The fair value of the Company's private company investments at September 30, 2018 and December 31, 2017 was approximately $1.2 million and $3.0 million, respectively. As of September 30, 2018, the Lightfoot investment fair value was reduced to zero due to additional market information, resulting in a loss of $930 thousand and $1.8 million for the three and nine months ended September 30, 2018, respectively. The loss is recorded in net realized and unrealized gain (loss) on other equity securities in the Consolidated Statements of Income. As of December 31, 2017, the Lightfoot fair value estimate was determined using recent transaction data and expected proceeds, discounted using a risk-free rate through the expected receipt date. As of both September 30, 2018 and December 31, 2017, the Zenith Terminal Joliet Holdings fair value estimate was determined using recent transaction data. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investment may fluctuate from period to period. Additionally, the fair value of the Company's investment may differ from the values that would have been used had a ready market existed for such investment and may differ materially from the values that the Company may ultimately realize.
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
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2018		December 31, 2017
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$19,611,813	$19,611,813	$15,787,069	$15,787,069
Financing notes receivable (Note 5)	Level 3	$1,000,000	$1,000,000	$1,500,000	$1,500,000
Financial Liabilities:
Secured Credit Facilities	Level 2	$38,129,904	$38,129,904	$40,745,354	$40,745,354
Unsecured convertible senior notes	Level 1	$112,580,474	$132,247,119	$112,032,083	$139,101,660
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

Table of Contents	Glossary of Defined Terms

10. DEBT
The following is a summary of the Company's debt facilities and balances as of September 30, 2018 and December 31, 2017:

	Total Commitment or Original Principal	Quarterly Principal Payments		September 30, 2018		December 31, 2017
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	5.01%	$—	4.32%
MoGas Revolver	1,000,000	—	7/28/2022	—	5.01%	—	4.32%
Omega Line of Credit	1,500,000	—	7/31/2019	—	6.26%	—	5.57%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility	41,000,000	882,000	12/29/2022	38,354,000	6.50%	41,000,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	113,958,000	7.00%	114,000,000	7.00%
Total Debt				$152,312,000		$155,000,000
Less:
Unamortized deferred financing costs (1)				$308,552		$375,309
Unamortized discount on 7.00% Convertible Senior Notes				1,293,070		1,847,254
Long-term debt, net of deferred financing costs				$150,710,378		$152,777,437
Debt due within one year				$3,528,000		$3,528,000
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
The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if the Company fails to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's convertible notes on June 15, 2020. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). As of September 30, 2018, the Company was in compliance with all covenants of the CorEnergy Credit Facility.
As of September 30, 2018, the Company had approximately $148.3 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
Amended Pinedale Term Credit Facility
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement which, along with other provisions of the credit facility, limit cash dividends and loans by Pinedale LP to the Company. At September 30, 2018, the net assets of Pinedale LP were $138.4 million and Pinedale LP was in compliance with all of the financial covenants of the Amended Pinedale Term Credit Facility.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three and nine months ended September 30, 2018 and 2017 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
CorEnergy Credit Facility	$143,636	$185,948	$430,906	$730,096
Amended Pinedale Term Credit Facility	13,206	—	39,523	—
Total Deferred Debt Cost Amortization Expense (1)(2)	$156,842	$185,948	$470,429	$730,096
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Income.
(2) For the amount of deferred debt cost amortization relating to the Convertible Notes included in the Consolidated Statements of Income, refer to the Convertible Note Interest Expense table below.
CorEnergy Credit Facilities
Prior to the July 28, 2017 credit facility amendment and restatement, previously existing deferred financing costs related to the CorEnergy Credit Facility were approximately $1.8 million, of which approximately $1.6 million continue to be deferred and amortized under the amended and restated facility. Additionally, the Company incurred approximately $1.3 million in new debt issuance costs which have been deferred and are being amortized over the term of the new facility. Total deferred financing costs of $2.9 million are being amortized on a straight-line basis over the 5-year term of the amended and restated CorEnergy Credit Facility.
Amended Pinedale Term Credit Facility
In connection with entering into the Amended Pinedale Term Credit Facility, Pinedale LP incurred approximately $367 thousand in new debt issuance costs, of which $264 thousand were deferred and are being amortized on a straight-line basis over the 5-year term of the Amended Pinedale Term Credit Facility.
Contractual Payments
The remaining contractual principal payments as of September 30, 2018 under the Amended Pinedale Term Credit Facility are as follows:

Year	Amended Pinedale Term Credit Facility
2018	$882,000
2019	3,528,000
2020	3,528,000
2021	3,528,000
2022	26,888,000
Thereafter	—
Total Remaining Contractual Payments	$38,354,000
Convertible Debt
On June 29, 2015, the Company completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "Convertible Notes"). The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.00 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. On May 23, 2016, the Company repurchased $1.0 million of its convertible bonds on the open market. During the three

Table of Contents	Glossary of Defined Terms

months ended September 30, 2018, certain holders elected to convert approximately $42 thousand of Convertible Notes for 1,271 shares of CorEnergy common stock. The conversion rate for the Convertible Notes is 30.3030 shares of common stock per $1,000 principal amount of Convertible Notes, equivalent to a conversion price of $33.00 per share of common stock.
The following is a summary of the impact of Convertible Notes on interest expense for the three and nine months ended September 30, 2018 and 2017:

Convertible Note Interest Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
7.00% Convertible Notes	$1,994,853	$1,995,000	$5,984,853	$5,985,000
Discount Amortization	184,728	184,728	554,184	554,184
Deferred Debt Issuance Amortization	12,069	12,069	36,207	36,207
Total Convertible Note Interest Expense	$2,191,650	$2,191,797	$6,575,244	$6,575,391
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent for each of the three and nine months ended September 30, 2018 and 2017.
11. STOCKHOLDERS' EQUITY
PREFERRED STOCK
As of September 30, 2018, the Company has a total of 5,200,000 depository shares outstanding, or 52,000 whole shares of its 7.375% Series A Preferred Stock. The Company's Board of Directors authorized a share repurchase program for the Company to buy up to $10.0 million of its preferred stock, which commenced August 6, 2018. Purchases may be made through the program through August 5, 2019. The Company is not obligated to repurchase any shares of stock under the program and may terminate the program at any time. The Company did not repurchase any preferred shares during the nine months ended September 30, 2018. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of September 30, 2018, the Company has 11,949,298 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On February 18, 2016, the Company had a new shelf registration statement declared effective by the SEC, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of September 30, 2018, the Company has issued 92,605 shares of common stock under its dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $2.9 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of September 30, 2018, availability on the current shelf registration is approximately $523.4 million.
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan.

Table of Contents	Glossary of Defined Terms

12. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three and nine months ended September 30, 2018 and 2017 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes because such impact is antidilutive. If converted, the 7.00% Convertible Senior Notes would result in an additional 3,453,273 common shares outstanding.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income attributable to CorEnergy stockholders	$7,697,324	$9,177,284	$23,215,881	$25,846,934
Less: preferred dividend requirements	2,396,875	2,396,875	7,190,625	5,557,113
Net income attributable to common stockholders	$5,300,449	$6,780,409	$16,025,256	$20,289,821
Weighted average shares - basic	11,939,360	11,904,933	11,928,929	11,896,803
Basic earnings per share	$0.44	$0.57	$1.34	$1.71

Net income attributable to common stockholders (from above)	$5,300,449	$6,780,409	$16,025,256	$20,289,821
Add: After tax effect of convertible interest	—	—	—	—
Income attributable for dilutive securities	$5,300,449	$6,780,409	$16,025,256	$20,289,821
Weighted average shares - diluted	11,939,360	11,904,933	11,928,929	11,896,803
Diluted earnings per share	$0.44	$0.57	$1.34	$1.71
13. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On October 24, 2018, the Company's Board of Directors declared a 2018 third quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on November 30, 2018 to stockholders of record on November 15, 2018.
Preferred Stock Dividend Declaration
On October 24, 2018, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend is payable on November 30, 2018 to stockholders of record on November 15, 2018.

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
BUSINESS OBJECTIVE
CorEnergy primarily owns and seeks to own assets in the U.S. energy sector that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas and electric transmission and distribution assets. Our objective is to generate long-term contracted revenue from operators of our assets, primarily under triple-net participating leases without direct commodity price exposure. We believe our leadership team's energy and utility expertise provides CorEnergy with a competitive advantage to acquire, own and lease U.S. energy infrastructure assets in a tax-efficient, transparent and investor-friendly REIT. Our leadership team also utilizes a disciplined investment philosophy developed through an average of over 25 years of relevant industry experience.
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

Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of September 30, 2018, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three and nine months ended September 30, 2018 and 2017. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2017, is unaudited.

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
Lease revenue	$18,391,983	$17,173,676	$54,259,701	$51,290,294
Transportation and distribution revenue	4,244,722	5,270,628	12,071,858	15,056,998
Total Revenue	22,636,705	22,444,304	66,331,559	66,347,292
Expenses
Transportation and distribution expenses	2,241,999	2,384,182	5,349,419	5,082,732
General and administrative	3,046,481	2,632,546	8,881,314	8,252,125
Depreciation, amortization and ARO accretion expense	6,289,459	6,017,664	18,868,871	18,029,567
Provision for loan losses	—	—	500,000	—
Total Expenses	11,577,939	11,034,392	33,599,604	31,364,424
Operating Income	$11,058,766	$11,409,912	$32,731,955	$34,982,868
Other Income (Expense)
Net distributions and dividend income	$5,627	$213,040	$65,292	$477,942
Net realized and unrealized gain (loss) on other equity securities	(930,147)	1,340,197	(1,797,281)	1,410,623
Interest expense	(3,183,589)	(2,928,036)	(9,590,427)	(9,585,270)
Loss on extinguishment of debt	—	(234,433)	—	(234,433)
Total Other Expense	(4,108,109)	(1,609,232)	(11,322,416)	(7,931,138)
Income before income taxes	6,950,657	9,800,680	21,409,539	27,051,730
Income tax expense (benefit), net	(746,667)	191,571	(1,806,342)	(45,300)
Net Income	7,697,324	9,609,109	23,215,881	27,097,030
Less: Net Income attributable to non-controlling interest	—	431,825	—	1,250,096
Net Income attributable to CorEnergy Stockholders	$7,697,324	$9,177,284	$23,215,881	$25,846,934
Preferred dividend requirements	2,396,875	2,396,875	7,190,625	5,557,113
Net Income attributable to Common Stockholders	$5,300,449	$6,780,409	$16,025,256	$20,289,821

Other Financial Data (1)
Adjusted EBITDAre	$17,353,852	$16,613,716	$52,166,118	$50,528,956
NAREIT FFO	11,438,997	12,192,731	34,441,394	36,523,912
FFO	12,119,724	11,471,031	35,747,268	36,057,125
AFFO	12,193,922	11,896,606	36,569,677	37,711,213
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenue. Consolidated revenues were $22.6 million for the three months ended September 30, 2018 compared to $22.4 million for the three months ended September 30, 2017, representing an increase of $192 thousand. Lease revenue was $18.4 million and $17.2 million for the three months ended September 30, 2018 and 2017, respectively, with the increase of approximately $1.2 million driven primarily by variable rent collected on the Pinedale lease during the third quarter 2018. Transportation and distribution

Table of Contents	Glossary of Defined Terms

revenue from our subsidiaries MoGas and Omega was $4.2 million and $5.3 million for the three months ended September 30, 2018 and 2017, respectively. The decrease primarily resulted from a change to straight-line revenue recognition on MoGas' long-term contract with Spire under the new revenue recognition standard that was adopted on January 1, 2018. Revenue recognized in the three months ended September 30, 2018 was $992 thousand lower under the new accounting standard. Refer to Part I, Item 1, Note 4 ("Transportation And Distribution Revenue") for additional details.
Transportation and Distribution Expenses. Transportation and distribution expenses were $2.2 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $142 thousand. The decrease relates to delays in planned pipeline integrity maintenance at MoGas, which are expected to be performed in the fourth quarter of 2018, and lower costs resulting from the timing of projects performed by Omega for Fort Leonard Wood. These decreases were partially offset by higher legal and consulting costs at MoGas in the current period related to the FERC rate case.
General and Administrative Expenses. General and administrative expenses were $3.0 million for the three months ended September 30, 2018 compared to $2.6 million for the three months ended September 30, 2017. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	September 30, 2018	September 30, 2017
Management fees	$1,903,688	$1,827,424
Acquisition and professional fees	827,650	519,006
Other expenses	315,143	286,116
Total	$3,046,481	$2,632,546
Management fees are directly proportional to our asset base. For the three months ended September 30, 2018, management fees increased $76 thousand compared to the prior-year period due to the acquisition of the non-controlling interest in Pinedale LP at the end of 2017. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended September 30, 2018 increased $309 thousand from the prior-year period. The increase is primarily due to an increase in professional fees during the three months ended September 30, 2018, which is attributable to higher legal and consulting costs in the current-year related to monitoring our GIGS asset. The increase in asset acquisition expenses is primarily the result of increased focus on potential acquisition opportunities in the current-year period. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $6.3 million for the three months ended September 30, 2018 compared to $6.0 million for the three months ended September 30, 2017. This increase was primarily related to depreciation expense, which increased $315 thousand for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in depreciation expense was largely driven by an increase in ARO depreciation based on updates made to the estimated useful lives of certain segments of GIGS at the end of 2017.
Net Distributions and Dividend Income. Net distributions and dividend income for the three months ended September 30, 2017 was $213 thousand. There were no distributions or dividend income for the three months ended September 30, 2018 due to our decreased investment in Lightfoot as a result of the merger between Arc Logistics and Zenith Terminals at the end of 2017. The portion of distributions and dividends deemed to be income versus a return of capital in any period are made at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities during the three months ended September 30, 2017 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

Table of Contents	Glossary of Defined Terms

For the Three Months Ended
September 30, 2017
Gross cash distributions and dividend income received from investment securities	$242,412
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	—
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	29,372
Net distributions and dividends recorded as income	$213,040
Net Realized and Unrealized Gain (Loss) on Other Equity Securities. For the three months ended September 30, 2018, we recorded a net loss on other equity securities of $930 thousand compared to a $1.3 million net gain recorded the same period in 2017. The net gain and loss recorded are directly related to fluctuations in the valuation of our investment in private securities. Following the acquisition of Arc Logistics by Zenith in December 2017, our remaining private security investments represent less than 0.5 percent of our assets. The net loss recorded in the current-year period related to valuation considerations surrounding the arbitration award delivered to Eni USA and Gulf LNG as well as other market information. See Part I, Item 1, Note 9 ("Fair Value") for additional information. The net gain recorded in the prior year period related primarily to an increase in the valuation of Lightfoot, which was based on the terms of the merger between Arc Logistics and Zenith Terminals.
Interest Expense. For the three months ended September 30, 2018 and 2017, interest expense totaled approximately $3.2 million and $2.9 million, respectively. This increase was primarily attributable to increased interest on the Amended Pinedale Term Credit Facility during the three months ended September 30, 2018, partially offset by interest incurred on outstanding borrowings on the CorEnergy Revolver and CorEnergy Term Loan during the prior-year period.
Loss on Extinguishment of Debt. For the three months ended September 30, 2017, a loss on extinguishment of debt totaling approximately $234 thousand was recorded in connection with entering into the amended and restated CorEnergy Credit Facility on July 28, 2017. There was no loss on extinguishment of debt recorded for the three months ended September 30, 2018. For additional information, see Part I, Item 1, Note 10 ("Debt").
Income Tax Expense (Benefit). Income tax benefit was $747 thousand for the three months ended September 30, 2018, as compared to $192 thousand of income tax expense for the three months ended September 30, 2017. The increased income tax benefit recorded in the current-year period is the result of (i) higher losses generated by our TRS subsidiaries and (ii) an unrealized loss related to our investment in Lightfoot.
Net Income. Net income was $7.7 million and $9.6 million for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, net income attributable to CorEnergy stockholders was $7.7 million and $9.2 million, respectively. After deducting $2.4 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the three months ended September 30, 2018 was $5.3 million, or $0.44 per basic and diluted common share as compared to $6.8 million, or $0.57 per basic and diluted common share for the prior-year period.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenue. Consolidated revenues were $66.3 million for each of the nine months ended September 30, 2018 and 2017. Lease revenue was $54.3 million and $51.3 million for the nine months ended September 30, 2018 and 2017, respectively, resulting in an increase of $3.0 million. This increase in lease revenue was driven primarily by variable rent collected on the Pinedale lease during the nine months ended September 30, 2018. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $12.1 million and $15.1 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease primarily resulted from a change to straight-line revenue recognition on MoGas' long-term contract with Spire under the new revenue recognition standard that was adopted on January 1, 2018. Revenue recognized in the nine months ended September 30, 2018 was approximately $3.0 million lower under the new accounting standard. Refer to Part I, Item 1, Note 4 ("Transportation And Distribution Revenue") for additional details.
Transportation and Distribution Expenses. Transportation and distribution expenses were $5.3 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $267 thousand. The increase relates primarily to higher legal and consulting costs at MoGas during 2018 related to the FERC rate case. The increase is partially offset by delays in planned pipeline integrity maintenance at MoGas, which are expected to be performed in the fourth quarter of 2018, and lower costs resulting from the timing of projects performed by Omega for Fort Leonard Wood.

Table of Contents	Glossary of Defined Terms

General and Administrative Expenses. General and administrative expenses were $8.9 million for the nine months ended September 30, 2018 compared to $8.3 million for the nine months ended September 30, 2017. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Management fees	$5,679,972	$5,457,905
Acquisition and professional fees	2,154,201	1,930,511
Other expenses	1,047,141	863,709
Total	$8,881,314	$8,252,125
Management fees are directly proportional to our asset base. For the nine months ended September 30, 2018, management fees increased $222 thousand compared to the prior-year period due to the acquisition of the non-controlling interest in Pinedale LP at the end of 2017. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the nine months ended September 30, 2018 increased $224 thousand from the prior-year period due to a $606 thousand increase in professional fees, partially offset by a decrease of $382 thousand in asset acquisition expenses. The increase in professional fees during the nine months ended September 30, 2018 is primarily attributable to (i) higher legal and consulting costs in the current-year related to monitoring our GIGS asset as well as (ii) a prior-year reimbursement of legal fees received in 2017 for costs incurred during UPL's bankruptcy. The decrease in asset acquisition expenses is primarily the result of elevated expenses in the prior-year period related to multiple acquisition opportunities which had advanced into various stages of due diligence, but which did not ultimately result in a transaction. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence.
Other expenses for the nine months ended September 30, 2018 increased $183 thousand compared to the prior-year period. The increase is primarily related to a non-cash gain recorded on settlement of accounts payable in the prior-year period.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $18.9 million for the nine months ended September 30, 2018 compared to $18.0 million for the nine months ended September 30, 2017. This increase was primarily related to depreciation expense, which increased $948 thousand from the nine months ended September 30, 2018 to the nine months ended September 30, 2017. The increase in depreciation expense was driven by an increase in ARO depreciation based on updates made to the estimated useful lives of certain segments of GIGS at the end of 2017.
Provision for loan losses. For the nine months ended September 30, 2018, we recorded a provision for loan losses of approximately $500 thousand related to an additional write-down on the SWD loans. There were no loan loss provisions recorded for the nine months ended September 30, 2017. For additional information, see Part I, Item 1, Note 5 ("Financing Notes Receivable").
Net Distributions and Dividend Income. Net distributions and dividend income for the nine months ended September 30, 2018 was $65 thousand compared to $478 thousand for the nine months ended September 30, 2017. The change was due to our decreased investment in Lightfoot as a result of the merger between Arc Logistics and Zenith Terminals at the end of 2017. The portion of distributions and dividends deemed to be income versus a return of capital in any period are made at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities during the nine months ended September 30, 2018 and 2017 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Gross cash distributions and dividend income received from investment securities	$65,292	$717,791
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	—	(148,649)
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	—	91,200
Net distributions and dividends recorded as income	$65,292	$477,942
Net Realized and Unrealized Gain (Loss) on Other Equity Securities. For the nine months ended September 30, 2018, we recorded a net loss on other equity securities of $1.8 million compared to a net gain of $1.4 million in the prior-year period. The net gain

Table of Contents	Glossary of Defined Terms

and loss recorded are directly related to fluctuations in the valuation of our investment in private securities. Following the acquisition of Arc Logistics by Zenith in December 2017, our remaining private security investments represent less than 0.5 percent of our assets. The net loss recorded during the nine months ended September 30, 2018 related to valuation considerations surrounding the arbitration award delivered to Eni USA and Gulf LNG as well as other market information. See Part I, Item 1, Note 9 ("Fair Value") for additional information. The net gain recorded during the nine months ended September 30, 2017 primarily related to an increase in the valuation of Lightfoot, which was based on the terms of the merger between Arc Logistics and Zenith Terminals.
Loss on Extinguishment of Debt. For the nine months ended September 30, 2017, a loss on extinguishment of debt totaling approximately $234 thousand was recorded in connection with entering into the amended and restated CorEnergy Credit Facility on July 28, 2017. There was no loss on extinguishment of debt recorded for the nine months ended September 30, 2018. For additional information, see Part I, Item 1, Note 10 ("Debt").
Income Tax Benefit. Income tax benefit was $1.8 million and $45 thousand for the nine months ended September 30, 2018 and 2017, respectively. The increased benefit in the current year was primarily attributable to (i) higher losses generated by our TRS subsidiaries and (ii) an unrealized loss related to our investment in Lightfoot.
Net Income. Net income was $23.2 million and $27.1 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, net income attributable to CorEnergy stockholders was $23.2 million and $25.8 million, respectively. After deducting $7.2 million and $5.6 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the nine months ended September 30, 2018 was $16.0 million, or $1.34 per basic and diluted common share compared to $20.3 million, or $1.71 per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Stockholders per Share
As of September 30, 2018, our common equity decreased by approximately $12.0 million to $319.8 million from $331.8 million as of December 31, 2017. This decrease principally consists of: (i) dividends paid to our common stockholders of approximately $26.8 million; and (ii) the cumulative transition adjustment related to the adoption of ASC 606 for approximately $2.5 million, offset by (iii) net income attributable to CorEnergy common stockholders of approximately $16.0 million; and (iv) $1.2 million of common stock issued pursuant to reinvestment of dividends through the dividend reinvestment plan, Board of Directors compensation plan and conversion of Convertible Notes.

Book Value Per Common Share
Analysis of Equity	September 30, 2018	December 31, 2017
Series A Cumulative Redeemable Preferred Stock 7.375%, $130,000,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 52,000 issued and outstanding at September 30, 2018 and December 31, 2017	$130,000,000	$130,000,000
Capital stock, non-convertible, $0.001 par value; 11,949,298 and 11,915,830 shares issued and outstanding at September 30, 2018 and December 31, 2017 (100,000,000 shares authorized)	11,949	11,916
Additional paid-in capital	319,741,659	331,773,716
Total CorEnergy Stockholders' Equity	$449,753,608	$461,785,632
Subtract: 7.375% Series A Preferred Stock	(130,000,000)	(130,000,000)
Total CorEnergy Common Equity	$319,753,608	$331,785,632
Common shares outstanding	11,949,298	11,915,830
Book Value per Common Share	$26.76	$27.84
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

Table of Contents	Glossary of Defined Terms

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
EBITDAre and Adjusted EBITDAre
EBITDAre and Adjusted EBITDAre are non-GAAP financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. EBITDAre, as established by NAREIT, is defined as net income (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's pro rata share of EBITDAre of unconsolidated affiliates. Our presentation of Adjusted EBITDAre represents EBITDAre adjusted for net realized and unrealized (gain) loss on securities, non-cash; (gain) loss on extinguishment of debt; provision for loan losses; preferred dividend requirements; distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period; and non-cash settlement of accounts payable.
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

The following table presents a reconciliation of Income Attributable to Common Stockholders, as reported in the Consolidated Statements of Income and Comprehensive Income to EBITDAre and Adjusted EBITDAre:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income Attributable to Common Stockholders	$5,300,449	$6,780,409	$16,025,256	$20,289,821
Add:
Interest expense, net	3,183,589	2,928,036	9,590,427	9,585,270
Depreciation, amortization, and ARO accretion	6,289,459	6,017,664	18,868,871	18,029,567
Less:
Income tax (expense) benefit	746,667	(191,571)	1,806,342	45,300
Non-controlling interest attributable to depreciation, amortization, and interest expense(1)	—	574,447	—	1,729,565
EBITDAre(2)	$14,026,830	$15,343,233	$42,678,212	$46,129,793
Add:
Loss on extinguishment of debt	—	234,433	—	234,433
Provision for loan losses	—	—	500,000	—
Preferred dividend requirements	2,396,875	2,396,875	7,190,625	5,557,113
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period(3)	—	—	—	148,649
Less:
Net realized and unrealized gain (loss) on securities, noncash portion	(930,147)	1,310,825	(1,797,281)	1,319,423
Non-cash settlement of accounts payable	—	50,000	—	221,609
Adjusted EBITDAre(2)	$17,353,852	$16,613,716	$52,166,118	$50,528,956
(1) ARO accretion expense has no impact on non-controlling interest. For the three and nine months ended September 30, 2018, there is no noncontrolling interest outstanding.
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

Table of Contents	Glossary of Defined Terms

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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three and nine months ended September 30, 2018 and 2017. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus (gain) loss on extinguishment of debt, provision for loan losses, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, income tax expense (benefit) unrelated to securities investments, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Income attributable to CorEnergy Stockholders	$7,697,324	$9,177,284	$23,215,881	$25,846,934
Less:
Preferred Dividend Requirements	2,396,875	2,396,875	7,190,625	5,557,113
Net Income attributable to Common Stockholders	$5,300,449	$6,780,409	$16,025,256	$20,289,821
Add:
Depreciation	6,138,548	5,823,777	18,416,138	17,468,456
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items (1)	—	411,455	—	1,234,365
NAREIT funds from operations (NAREIT FFO)	$11,438,997	$12,192,731	$34,441,394	$36,523,912
Add:
Distributions received from investment securities	5,627	242,412	65,292	717,791
Less:
Net distributions and dividend income	5,627	213,040	65,292	477,942
Net realized and unrealized gain (loss) on other equity securities	(930,147)	1,340,197	(1,797,281)	1,410,623
Income tax (expense) benefit from investment securities	249,420	(589,125)	491,407	(703,987)
Funds from operations adjusted for securities investments (FFO)	$12,119,724	$11,471,031	$35,747,268	$36,057,125
Add:
Loss on extinguishment of debt	—	234,433	—	234,433
Provision for loan losses, net of tax	—	—	500,000	—
Transaction costs	66,895	35,822	123,791	505,873
Amortization of debt issuance costs	353,639	382,745	1,060,820	1,320,487
Amortization of deferred lease costs	22,983	22,983	68,949	68,949
Accretion of asset retirement obligation	127,928	170,904	383,784	492,162
Non-cash loss associated with derivative instruments	—	29,608	—	13,155
Less:
Non-cash settlement of accounts payable	—	50,000	—	221,609
Income tax benefit	497,247	397,554	1,314,935	749,287
Non-Controlling Interest attributable to AFFO reconciling items (1)	—	3,366	—	10,075
Adjusted funds from operations (AFFO)	$12,193,922	$11,896,606	$36,569,677	$37,711,213

Weighted Average Shares of Common Stock Outstanding:
Basic	11,939,360	11,904,933	11,928,929	11,896,803
Diluted	15,393,644	15,359,479	15,383,386	15,351,348
NAREIT FFO attributable to Common Stockholders
Basic	$0.96	$1.02	$2.89	$3.07
Diluted (2)	$0.89	$0.94	$2.67	$2.81
FFO attributable to Common Stockholders
Basic	$1.02	$0.96	$3.00	$3.03
Diluted (2)	$0.93	$0.89	$2.75	$2.78
AFFO attributable to Common Stockholders
Basic	$1.02	$1.00	$3.07	$3.17
Diluted (3)	$0.92	$0.90	$2.77	$2.85
(1) There is no noncontrolling interest outstanding for the three and nine months ended September 30, 2018.
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

DIVIDENDS
Our portfolio of real property assets, promissory notes, and investment securities generates cash flow to us from which we pay distributions to stockholders. For the period ended September 30, 2018, the primary sources of our stockholder distributions include lease revenue and transportation and distribution revenue from our real property assets. Deterioration in the cash flows generated by any of these sources may impact our ability to fund distributions to stockholders.
We believe that (i) the accretion from our acquisition of Prudential's 18.95 percent equity interest in Pinedale LP, (ii) revenue growth from existing contracts through inflation-based escalators and participating rents, as well as (iii) the results of the MoGas FERC rate case proceedings initiated in the second quarter of 2018, will adequately offset the lost revenue from the step-down in rate associated with the new Spire contract effective in November 2018. However, we regularly assess our ability to pay and to grow our dividend to common stockholders, and there is no assurance that we will continue to make regular dividend payments at current levels.
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
On August 31, 2018, we paid dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On October 24, 2018, our Board of Directors declared dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock payable on November 30, 2018.
MAJOR TENANTS
As of September 30, 2018, we had three significant leases. For additional information concerning each of these leases, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2017, and to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended September 30, 2018.
Grand Isle Gathering System
On October 18, 2018, EGC completed its previously announced acquisition by an affiliate of the privately-held Gulf of Mexico operator, Cox Oil, for approximately $322.0 million. With the purchase of EGC by Cox Oil it is anticipated that EGC will remain a separate subsidiary owned by an affiliate of Cox Oil, and that EGC (not Cox Oil) will continue to be the guarantor of the tenant's obligations under the Lease Agreement. As a material contract for EGC, we expect that all terms and conditions under the lease will continue to be met, including asset maintenance and reporting requirements.
Pinedale LGS
UPL’s performance has been adversely affected by natural gas prices and the company intends to focus on free cash flow generation, disciplined deployment of capital and low-cost production, until gas pricing improves. UPL’s capital plan for the remainder of 2018 is to operate three rigs, two of which will be focused on vertical development and one on horizontal development, with full-year capital expenditures of $400.0 million. UPL has identified over 4,000 vertical well locations within its 78,000 net acreage in the Pinedale Anticline. UPL anticipates 2018 production between 273 to 283 Bcfe. On October 17, 2018, UPL announced that its third quarter 2018 production was above the mid-point of their guidance, averaging 734 MMcfe/d.

Table of Contents	Glossary of Defined Terms

On September 25, 2018, UPL announced it had moved forward its semi-annual redetermination of its borrowing base under its reserve-based credit facility. The borrowing base was set at $1.3 billion, a reduction of $100.0 million from the prior borrowing base. On October 17, 2018, UPL announced it had entered into an Exchange Agreement to reduce long-term debt by approximately $250.0 million and to extend the maturity of approximately $560.0 million of debt from 2022 to mid-2024, reducing cash interest expense. The Exchange Agreement remains subject to approval by a majority of UPL's lenders. Following the sale of its Utah assets for $75.0 million cash, UPL had liquidity of approximately $338.0 million at September 30, 2018.
Portland Terminal
Zenith Terminals has a number of different actions available to it under the Portland Lease Agreement, which include (i) continuing with the current terminal lease, (ii) exercising its buy-out option on the terminal or (iii) terminating the lease at its tenth anniversary, subject to the termination provisions in the lease. The fifth anniversary termination option expired unexercised on September 1, 2018.
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
On May 31, 2018, MoGas filed a general rate case before the FERC. The proposed change in rates seeks to (i) recover increases in capital, operating and maintenance expenditures incurred; (ii) mitigate for the substantial decrease in volumes due to the loss of a firm transportation contract with a St. Louis natural gas marketing entity; (iii) mitigate for the substantial decrease in revenue from Spire; and (iv) reflect changes in the corporate income tax rate associated with the 2017 Tax Cuts and Jobs Act. MoGas' proposed revenue requirement is approximately $20.0 million annually, and the proposed rates will go into effect on December 1, 2018, subject to refund upon final ruling.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of September 30, 2018:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt	$38,354,000	$3,528,000	$7,056,000	$27,770,000	$—
Interest payments on Pinedale LP Debt		2,379,706	4,080,076	2,176,718	—
Convertible Debt	113,958,000	—	113,958,000	—	—
Interest payments on Convertible Debt		7,977,060	7,977,060	—	—
Totals		$13,884,766	$133,071,136	$29,946,718	$—
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2018, we had liquidity of approximately $167.9 million comprised of cash of $19.6 million plus revolver availability of $148.3 million. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to fund future operating requirements and acquisition opportunities. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.
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
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)
Net cash provided by (used in):
Operating activities	$39,720,549	$42,837,537
Investing activities	(76,981)	40,277
Financing activities	(35,818,824)	(35,239,389)
Net increase in cash and cash equivalents	$3,824,744	$7,638,425
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2018 were primarily attributable to (i) lease receipts of $46.0 million ($54.3 million lease revenue, net of $5.4 million of straight-line and variable rent accrued during the period and $2.9 million of unearned revenue received in 2017), (ii) $9.7 million in net contributions from our operating subsidiaries MoGas and Omega and (iii) a $937 thousand reduction in accounts and other receivables during the period, partially offset by (iv) $8.9 million in general and administrative expenses, (v) $6.4 million in cash paid for interest and (vi) $2.1 million of income tax payments, net.
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
Cash Flows from Investing Activities
There were no significant cash investing activities for the nine months ended September 30, 2018 and 2017.

Table of Contents	Glossary of Defined Terms

Cash Flows from Financing Activities
Net cash flows used in financing activities for the nine months ended September 30, 2018 were primarily attributable to (i) common and preferred dividends paid of $25.7 million and $7.2 million, respectively, (ii) principal payments of $2.6 million on our secured credit facilities and (iii) $264 thousand of payments related to debt financing costs.
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
We were in compliance with all covenants at September 30, 2018 and had approximately $148.3 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2017, and Part I, Item 1, Note 10 ("Debt") included in this Report.
Amended Pinedale Term Credit Facility
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility is subject to (i) a minimum interest coverage ratio of 3.0 to 1.0, (ii) a maximum leverage ratio of 3.25 to 1.0 and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. We were in compliance with all covenants at September 30, 2018.
For a summary of the additional material terms of the Pinedale Term Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2017, and Part I, Item 1, Note 10 ("Debt") included in this Report.

Table of Contents	Glossary of Defined Terms

Convertible Notes
As of September 30, 2018, we had approximately $114.0 million of face value of the Convertible Notes outstanding. Refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the Convertible Notes, including discussion of certain Convertible Notes converted to common stock during the three months ended September 30, 2018.
MoGas Credit Facility
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part I, Item 1, Note 10 ("Debt") for further information. As of September 30, 2018, the co-borrowers were in compliance with all covenants and there are no borrowings outstanding on the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2019. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at September 30, 2018.
Shelf Registration
On February 18, 2016, we had a new shelf registration statement declared effective by the SEC, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million.
As of September 30, 2018, we have issued 92,605 shares of common stock under our dividend reinvestment plan pursuant to the February 18, 2016 shelf, reducing availability by approximately $2.9 million. Shelf availability was further reduced by approximately $73.8 million as a result of the follow-on offering of additional 7.375% Series A Preferred Stock during the second quarter of 2017. As of September 30, 2018, availability on the current shelf registration is approximately $523.4 million.
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan.
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
The following is our liquidity and capitalization as of September 30, 2018 and December 31, 2017:

Liquidity and Capitalization
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$19,611,813	$15,787,069
Revolver availability	$148,336,611	$140,499,846

Revolving credit facility	$—	$—
Long-term debt (including current maturities)	150,710,378	152,777,437
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	130,000,000	130,000,000
Capital stock, non-convertible, $0.001 par value	11,949	11,916
Additional paid-in capital	319,741,659	331,773,716
CorEnergy equity	449,753,608	461,785,632
Total CorEnergy capitalization	$600,463,986	$614,563,069
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both September 30, 2018 and December 31, 2017.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Historically, we have considered fluctuations in the value of our securities portfolio and fluctuations in interest rates to be our principal market risks. As of September 30, 2018, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2017.
As of September 30, 2018, the fair value of our securities portfolio (excluding short-term investments) totaled approximately $1.2 million. We estimate that the impact of a 10 percent increase or decrease in the fair value of these securities, net of related deferred taxes, would increase or decrease net assets applicable to common stockholders by approximately $90 thousand.
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
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of September 30, 2018, we had long-term debt (net of current maturities) with a carrying value of $147.2 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at September 30, 2018, and accordingly, no market risk exposure on outstanding variable-rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended September 30, 2018. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2018, certain holders elected to convert approximately $42 thousand principal amount of Convertible Notes to CorEnergy common stock at the conversion rate of 30.3030 shares of common stock per $1,000 principal amount, as follows:

Conversion Date	Principal Amount of Convertible Notes Converted	Number of Shares of Common Stock Issued
August 24, 2018	$2,000	60
September 10, 2018	25,000	757
September 18, 2018	15,000	454
Total	$42,000	1,271
The shares of common stock were issued solely to holders of the Convertible Notes upon conversion pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. This exemption is available to the Company because the shares of common stock were exchanged by the Company with its existing security holders in accordance with the terms of the indenture governing the Convertible Notes with no commission or other remunerations being paid or given for soliciting such an exchange.
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
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
November 1, 2018

By:	/s/ David J. Schulte
David J. Schulte
Chief Executive Officer and Director
(Principal Executive Officer)
November 1, 2018