Form 10-K
period 2018-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2019-02-28
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐ No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $37.60 on the New York Stock Exchange was $445,335,846. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 27, 2019, the registrant had 12,797,265 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy.
Cox Acquiring Entity: MLCJR LLC, an affiliate of Cox Oil, LLC.
Cox Oil: Cox Oil, LLC.
CPI: Consumer Price Index.
Exchange Act: the Securities Exchange Act of 1934, as amended.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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
FASB: Financial Accounting Standards Board.
FERC: Federal Energy Regulatory Commission.
Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy.
Four Wood Energy: Four Wood Energy Partners LLC, a wholly-owned subsidiary of Four Wood Capital Partners LLC.
Four Wood Notes: the financing notes between Four Wood Corridor and Corridor Private and SWD, which were satisfied upon sale of the assets securing the financing notes to Compass SWD, LLC for a new financing note from Compass SWD, LLC on December 12, 2018.
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
IRS: U.S. Internal Revenue Service.
Joliet: Zenith Energy Terminals Joliet Holdings LLC, an indirect subsidiary of Zenith Energy U.S., LP.
Leeds Path West: Corridor Leads Path West, Inc., a wholly-owned subsidiary of CorEnergy.
Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC.
Management Agreement: the current management agreement between the Company and Corridor entered into May 8, 2015, effective as of May 1, 2015.
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
Mowood/Omega Revolver: a $1.5 million secured revolving line of credit facility at the Mowood subsidiary level with Regions Bank.
NAREIT: National Association of Real Estate Investment Trusts.
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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
Portland Lease Agreement: the January 2014 agreement pursuant to which the Portland Terminal Facility was triple-net leased to Zenith Terminals, which terminated on December 21, 2018 upon sale of the facility.
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
SEC: Securities and Exchange Commission.
Series A Preferred Stock: the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, of which there currently are outstanding approximately 50,222 shares represented by 5,022,227 depositary shares, each representing 1/100th of a whole share of Series A Preferred Stock.
SWD: SWD Enterprises, LLC, a wholly-owned subsidiary of Four Wood Energy Partners, LLC.
TRS: taxable REIT subsidiary.
UPL: Ultra Petroleum Corp.
Ultra Wyoming: Ultra Wyoming LGS LLC, an indirect wholly-owned subsidiary of Ultra Petroleum.
United Property Systems: United Property Systems, LLC, an indirect wholly-owned subsidiary of CorEnergy, acquired with the MoGas transaction in November 2014.
VIE: Variable Interest Entity.
VantaCore: VantaCore Partners LP.
Zenith: Zenith Energy U.S., LP.
Zenith Terminals: Zenith Energy Terminals Holdings, LLC (f/k/a Arc Terminal Holdings, LLC), a wholly-owned operating subsidiary of Arc Logistics LP (and, subsequent to December 21, 2017, an indirect wholly-owned subsidiary of Zenith).

Table of Contents	Glossary of Defined Terms

ITEM 1. BUSINESS
GENERAL
CorEnergy Infrastructure Trust, Inc. ("CorEnergy") was organized as a Maryland corporation and commenced operations on December 8, 2005. As used in this Annual Report on Form 10-K ("Report"), the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.
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
Base rents under our leases are structured on an estimated fair market value rent structure over the initial term, which includes assumptions related to the terminal value of our assets and expectations of tenant renewals. At the conclusion of the initial lease term, our leases often contain fair market value repurchase options or fair market rent renewal terms. These clauses also act as safeguards against our tenants pursuing activities which would undermine or degrade the value of our assets faster than the underlying reserves are depleted. Our participating rents are structured to provide exposure to the successful commercial activity of the tenant, and as such, also provide protection in the event that the economic life of our assets is reduced based on accelerated production by our tenants.
Our assets are predominately mission-critical to our customers, in that utilization of our assets is necessary for the business they seek to conduct and their rental payments are an essential operating expense. For example, our crude oil gathering system assets are necessary to the exploitation of upstream crude oil reserves, so the operators' lease of those assets is economically critical to their operations. Some of our assets are subject to rate regulation by FERC or state public utility commissions. Further, energy infrastructure assets are an essential and growing component of the U.S. economy that give us the opportunity to assist the capital expansion plans and meet the capital needs of various midstream and upstream participants.
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. We regularly assess our ability to pay and to grow our dividend to common stockholders. We target long-term revenue growth of 1-3 percent annually from existing contracts through inflation escalations and participating rents, and additional growth from acquisitions. There can be no assurance that any potential acquisition opportunities will result in consummated transactions. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.
We believe these characteristics align CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and contracts with predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector.

Table of Contents	Glossary of Defined Terms

2018 Highlights
Our 2018 fiscal year was highlighted by a number of transactions being completed which enhanced our liquidity and positioned the Company for future growth. These and other key transactions and events during our fiscal year ended December 31, 2018 are highlighted below:

•	During 2018, we received participating rent of $4.3 million on the Pinedale Lease Agreement based on the volumes of condensate and water that flowed through the Pinedale LGS.

•	During the fourth quarter of 2018, we repurchased 177,773 depository shares of preferred stock for approximately $4.3 million in cash.

•
On December 21, 2018, we closed on the sale of the Portland Terminal Facility and our remaining interest in the Joliet Terminal to Zenith Terminals for an aggregate consideration of $61.0 million. For the year ended December 31, 2018, the sale of the Portland Terminal Facility resulted in a gain on the sale of leased asset, net of approximately $11.7 million while the sale of the Joliet interest resulted in a realized loss on other equity securities of approximately $715 thousand.

Significant 2019 Developments

•	Thus far in 2019, we have repurchased 2,500 depository shares of preferred stock for approximately $61 thousand in cash.

•
On January 16, 2019, we agreed with three holders of our Convertible Notes to exchange $43.8 million face amount of such notes for an aggregate of 837,040 shares of our common stock, par value $0.001 per share, plus aggregate cash consideration of $19.8 million.

Assets
Most of our REIT qualifying and other energy infrastructure assets have been acquired at various times since June of 2011, while our legacy private equity investments generally have been liquidated in accordance with the plans of those entities. Our business currently consists of the assets summarized below. For additional details concerning our energy infrastructure real property, see Item 2, "Properties" in this Report.
Energy Infrastructure Real Property Investments

•
Grand Isle Gathering System: a subsea, midstream 153-mile pipeline system located in the Gulf of Mexico and a 16-acre onshore terminal facility triple-net leased on a long-term basis to a subsidiary of EGC, pursuant to the Grand Isle Lease Agreement. The EGC Tenant's obligations under the lease agreement are guaranteed by EGC.

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
Energy Infrastructure Financing Investments
We have provided financing loans to owners and operators of energy infrastructure real property assets, secured by such assets and related equipment, as well as by the outstanding equity of the borrowers. These loans may include participating features pursuant to which we may receive additional interest tied to increases in utilization of the underlying facilities. See Part IV, Item 15, Note 5 ("Financing Notes Receivable") included in this Report for additional information concerning these investments.
Private Equity Investments
Our legacy private equity investments generally have been liquidated in accordance with the plans of those entities. Certain of our private equity investments were sold or disposed of by the end of 2018. For additional information, see Part IV, Item 15, Note 10 ("Fair Value") included in this Report.

Table of Contents	Glossary of Defined Terms

Acquisition Strategies and Due Diligence
We primarily rely on our own analysis to determine whether to make an acquisition. In evaluating net lease transactions, we consider, among other things, the following aspects of each transaction:

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

•
Importance to Tenant/Borrower Operations – We predominately will focus on properties that we believe are essential or important to the ongoing operations of the tenant and/or for the economic production of hydrocarbon resources, which would remain necessary to any owner of the assets. We believe that this type of property will provide a relatively low risk of loss in the case of a potential bankruptcy or abandonment scenario since a tenant/borrower is less likely to risk the loss of a critically important lease or property.

•
Diversification – We attempt to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, and geographic location within the U.S. or tenant/borrower industry. By diversifying, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular asset or geographic region within the U.S.

•
Lease Terms – Typically, the net leased properties we will acquire will be leased on a full recourse basis to the tenants or their affiliates. In addition, we often seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied to increases in indices such as the CPI. In many cases the lease will also seek to provide for participation in gross revenues of the tenant at the property, thereby providing exposure to the commercial activity of the tenant through features such as participating rent. Alternatively, a lease may provide for mandated rental increases on specific dates, and we may adopt other methods in the future.

•
Asset Evaluation – We review the physical condition of the property and assess the likelihood of replacing the rental payment stream if the tenant defaults. We also engage a third party to conduct, or require the seller to conduct, a preliminary examination, or Phase 1 assessment, of the site to determine the potential for contamination or similar environmental site assessments in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition.

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

•	mortgage loans secured by real properties including loans to our taxable REIT subsidiaries;

•	subordinated interests in first mortgage real estate loans, or B-notes;

•	mezzanine loans related to real estate, which are senior to the borrower's equity position but subordinated to other third-party financing;

Table of Contents	Glossary of Defined Terms

•	other operating energy infrastructure assets; and

•
equity and debt securities (including preferred equity, limited partnership interests, trusts and other higher-yielding structured debt and equity investments) issued by companies that are engaged in real-estate-related businesses as defined by regulations promulgated under the Code, including other REITs.

Use of Taxable REIT Subsidiaries
We operate as a REIT and therefore are generally not subject to U.S. federal corporate income taxes on the income and gains that we distribute to our stockholders, including the income derived through leasing fees and financing revenue from our REIT qualifying investments in energy infrastructure assets. However, even as a REIT, we remain obligated to pay income taxes on earnings from our taxable REIT subsidiaries. The use of TRSs enables us to own certain assets and engage in certain businesses while maintaining compliance with the REIT qualification requirements under the Code. We may, from time to time, change the election of previously designated TRSs to be treated as qualified REIT subsidiaries, and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including qualified REIT subsidiaries. For example, through a series of reorganization events, and based on a favorable IRS private letter ruling received, Omega was converted from a TRS entity to a qualified REIT subsidiary in 2017. Refer to the "Omega Pipeline (Mowood, LLC)" section in Item 2 of this Report for additional details.
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
Financing Strategies
Consistent with our asset acquisition policies, we use leverage when available on terms we believe are favorable. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. Although we currently do not anticipate doing so, the amount of total funded debt leverage we employ may exceed 50 percent of our total assets. Secured loans which we obtain, could be recourse or non-recourse to us. A lender on non-recourse mortgage debt often has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give the lender recourse to all of our assets. The use of non-recourse debt, helps us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity. We may have an unsecured line of credit that can be used in connection with refinancing existing debt and making new acquisitions, as well as to meet other working capital needs. We generally intend to incur debt which bears interest at fixed rates, or is effectively converted to fixed rates through interest rate caps or swap agreements.
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

Table of Contents	Glossary of Defined Terms

Corridor Team
Each of our officers is an employee of Corridor or one of its affiliates. Corridor is not obligated to dedicate certain of its employees exclusively to us, nor are it or its employees obligated to dedicate any specific portion of its or their time to our business. Following the resignation of Richard C. Green as a director and Chairman of the Board of the Company, effective January 1, 2019, Mr. Green continues to be involved in the management services that Corridor provides to the Company in his capacity as a Managing Director of Corridor. As described below, we pay a management fee and certain other fees to Corridor, which it uses in part to pay compensation to its officers and employees who, notwithstanding that some of them also are our officers, receive no cash compensation directly from us.
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
We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include meeting the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
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
The Management Agreement includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.625 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in our common stock. Corridor received an incentive fee of $597 thousand during 2018.
Administrative Agreement
Under our Administrative Agreement, Corridor, as our administrator, performs (or oversees or arranges for the performance of) the administrative services necessary for our operation, including without limitation providing us with equipment, clerical,

Table of Contents	Glossary of Defined Terms

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
Employees
As we are externally managed, we have no employees at the corporate level. Our subsidiary, Omega, has one part-time and three full-time employees. Our subsidiary MoGas has one part-time employee and 17 full-time employees.
AVAILABLE INFORMATION
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
The Grand Isle Gathering System represented approximately 35 percent of our total assets as of December 31, 2018, and the lease under the Grand Isle Lease Agreement with the EGC Tenant represented approximately 46 percent of our total revenue for the year ended December 31, 2018. The Pinedale LGS represented approximately 28 percent of our total assets as of December 31, 2018, and the lease payments under the Pinedale Lease Agreement with Ultra Wyoming represented approximately 29 percent of our total revenue for the year ended December 31, 2018. Accordingly, the financial condition of these tenants and related parent guarantors and the ability and willingness of each to satisfy their obligations under the respective lease agreements and guaranties will have an ongoing material impact on our results of operations, ability to service our indebtedness and ability to make distributions.
EGC, the corporate parent and guarantor of the obligations of EGC Tenant under the Grand Isle Lease Agreement and certain entities affiliated with it filed for bankruptcy on April 14, 2016. The EGC Tenant did not file for bankruptcy. On December 13, 2016, EGC announced the confirmation of its Plan of Reorganization by the bankruptcy court and, effective December 30, 2016, EGC emerged from its bankruptcy reorganization under the successor company name Energy XXI Gulf Coast, Inc., and we entered into related agreements effective December 30, 2016 pursuant to which the new EGC entity succeeded to the rights and obligations of pre-

Table of Contents	Glossary of Defined Terms

bankruptcy EGC under the original purchase agreement for the GIGS and as guarantor of the obligations of our tenant under the Grand Isle Lease Agreement. All payments due to us from the EGC Tenant were timely paid throughout the bankruptcy proceedings. EGC subsequently was acquired by an affiliate of Cox Oil, effective October 18, 2018.
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
Despite their emergence from bankruptcy, Ultra Petroleum and, prior to its October 2018 acquisition by Cox Oil, EGC, have disclosed a number of risks related to their business in their respective filings with the SEC. A complete discussion of the risks related to Ultra Petroleum's business can be found in its Exchange Act reports filed with the SEC (NASDAQ: UPL). Prior to the filing by EGC of a Form 15 with the SEC on October 29, 2018, following its acquisition by an affiliate of Cox Oil, to suspend its SEC reporting obligations, EGC had also disclosed a discussion of risks related to its business in the Exchange Act reports that EGC had filed with the SEC as a public reporting company (NASDAQ: EGC). Since EGC ceased to be a public reporting company on and after such date, it has not disclosed any updates to such risks following the Cox Oil acquisition.
We are subject to the risk of EGC Tenant and Ultra Wyoming transferring their obligations under the Grand Isle Lease Agreement and the Pinedale Lease Agreement, respectively.
Under the terms of the Grand Isle Lease Agreement and the terms of the Pinedale Lease Agreement, both the EGC Tenant and Ultra Wyoming may transfer their respective rights and obligations under the Grand Isle Lease Agreement and the Pinedale Lease Agreement at any time, subject to certain conditions. We thus bear the risk that EGC Tenant will transfer its rights and obligations under the Grand Isle Lease Agreement, or that Ultra Wyoming will transfer its rights and obligations under the Pinedale Lease Agreement, in each case to a third party whose creditworthiness may not be on par with that of our current tenant, which could inhibit such transferee's ability to make timely lease payments under the Grand Isle Lease Agreement or the Pinedale Lease Agreement (as applicable), or increase the likelihood that a downturn in the business of such transferee could give rise to a default under the applicable lease agreement. The occurrence of either of these events could have a material adverse impact on our business and financial condition.
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

Table of Contents	Glossary of Defined Terms

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
We expect a large portion of our future income to come from net leases. Net leases typically have longer lease terms and, thus, there is an increased risk that if market rental rates increase in future years, the rates under our net leases will be less than fair market rental rates during those years. As a result, our income and distributions could be lower than they would otherwise be if we did not engage in net leases. We often will seek to include a clause in each lease that provides increases in rent over the term of the lease, as well as participating features based on increases in the tenant's utilization of the underlying asset, but there can be no assurance we will be successful in obtaining such a clause.
If a tenant declares bankruptcy and such action results in a rejection of the lease, or if the sale-leaseback transaction is challenged as a fraudulent transfer or re-characterized in the lessee company's bankruptcy proceeding, our business, financial condition and cash flows could be adversely affected.
We enter into sale-leaseback transactions, whereby we purchase an energy infrastructure property and then simultaneously lease the same property back to the seller. If a lessee company declares bankruptcy, our business could be adversely affected by one or both of the following:

•
A sale-leaseback transaction may be re-characterized by a bankruptcy court as either a disguised financing transaction or a functional joint venture. If the sale-leaseback were re-characterized as a financing transaction, we might not be considered the owner of the subject property and, as a result, we should have the status of a secured creditor of the lessee company with regard to the subject property, assuming the securitization measures we take as described below are respected by the bankruptcy court. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the lessee company for the amounts owed under the lease. Although we believe each of our lease agreements constitutes a true lease that should not be subject to recharacterization, there is no guaranty that a bankruptcy court would agree. In the event of recharacterization, our claim under a lease agreement would either be secured or unsecured. As a preventative measure, we take steps to create and perfect a security interest in property made the subject of our lease agreements to ensure that our claim against the bankrupt lessee would be secured in the event of a recharacterization, but such attempts could be subject to challenge by the debtor or creditors and there is no assurance that a court would find our claim to be secured. The bankrupt lessee under this scenario might have the ability to restructure the terms, interest rate and amortization schedule of its outstanding balance owed under the lease. If approved by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing any lien on the property, so long as the lessee adhered to the new terms. If the sale-leaseback were re-characterized as a joint venture under applicable, non-bankruptcy law, we and the lessee company could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee company relating to the property.

•
A lessee could either assume, assign or reject a lease in a bankruptcy case. The bankrupt lessee is required to make rent payments to us during its bankruptcy until it rejects the commercial real property lease (for leases that are personal property leases, the lessee need not make rental payments that arise from the petition date until 60 days after the order for relief is entered in the bankruptcy case). If the lessee assumes the lease, the bankrupt debtor must pay or “cure” all existing monetary defaults under the lease. Further, the lease can only be assumed “as is”. The bankruptcy court would not be able to change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us. If a lease is rejected, we may not be able to identify a new tenant, as interest in leasing

Table of Contents	Glossary of Defined Terms

certain of our assets would be dependent on ownership of an interest in nearby mineral rights. In addition, any new tenant would need to be a qualified reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as our tenant. There is no assurance that we would be able to identify a tenant that meets these criteria, or that we could enter into a new lease with any such tenant on terms that are as favorable as the lease terms that were in place with the prior tenant. If we were able to re-lease the affected facility to a new tenant only on unfavorable terms or after a significant delay, we could lose some or all of the revenue from that facility for an extended period of time. Further, if the lease agreement is rejected, our claim against the lessee and/or parent guarantor could be, in some courts, subject to a statutory cap under section 502(b)(6) of the Bankruptcy Code to the extent the lease agreement is deemed to be a lease for real property rather than a lease for personal property. Such cap generally limits the amount of a claim for lease-based damages in the event of a termination of a commercial real property lease to the greater of one year's rent or 15 percent of the rent reserved for the remaining lease term, not to exceed 3 years. There is a national split of authority as to whether a rejection of such a lease equates a termination, so the outcome will depend on where the bankrupt lessee files its bankruptcy. We believe that any of our lease agreements would be characterized as real property leases rather than personal property leases, though a court could hold to the contrary.
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
We have invested, and expect to continue to invest, in real property assets, which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern the gathering, storage, handling, and transportation of petroleum and other hazardous substances, the emission and discharge of materials into the environment, including wastewater discharges and air emissions, the operation and removal of underground and aboveground storage tanks, the generation, use, storage, treatment, transportation and disposal of solid and hazardous materials and wastes, and the remediation of any contamination associated with such disposals. We own assets related to the storage and distribution of oil and gas, natural gas and natural gas liquids, and storage and throughput of crude oil, which are subject to all of the inherent hazards and risks normally incidental to such assets, such as fires, well site blowouts, cratering and explosions, pipe and other equipment and system failures, uncontrolled flows of oil, gas or well fluids, formations with abnormal pressures, environmental risks and hazards such as gas leaks, oil spills and pipeline ruptures and discharges of toxic gases. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. Moreover, if one or more of these hazards occur, there can be no assurance that a response will be adequate to limit or reduce any resulting damage. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings. We also may be required to comply with various local, state and federal fire, health, life-safety and similar regulations.
Local, state and federal laws in this area are constantly evolving. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, may impose material environmental liability and/or require material expenditures by us to avoid such liability. Further, our tenant companies' operations, the existing condition of land when we buy it or operations in the vicinity of our properties (each of which could involve the presence of underground storage tanks), or activities of unrelated third parties may affect our properties. We intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including, where deemed necessary, obtaining environmental assessments of properties that we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or whether a prior owner of a property created a material environmental condition not known to us and may not offer any protection against liability for known or unknown environmental conditions.
Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal fines or penalties, permit revocations, and injunctions limiting or prohibiting some or all

Table of Contents	Glossary of Defined Terms

of the operations at our facilities. Any material compliance expenditures, fines, or damages we must pay could materially and adversely affect our business, assets or results of operations and, consequently, would reduce our ability to make distributions.
Regulation of greenhouse gases and climate change could have a negative impact on our and our tenants' businesses.
We cannot predict with certainty the rate at which climate change is occurring. However, scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases ("GHGs") and including carbon dioxide and methane, may be contributing to warming of the earth's atmosphere and other climatic changes. In response to such studies, the issue of the effect of GHG emissions on climate change, in particular emissions from fossil fuels, is attracting increasing attention worldwide. We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. The U.S. Environmental Protection Agency ("EPA") has adopted rules requiring GHG reporting and permitting, and the United States Congress and EPA may consider additional legislation or regulations that could ultimately require new, modified, and reconstructed facilities, and/or existing facilities, to meet emission standards by installing control technologies, adopting work practices, or otherwise reducing GHG emissions. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted, any such future laws and regulations could result in increased compliance costs or additional operating restrictions that could adversely impact our energy infrastructure assets as well as the businesses of our tenants and customers. If we or our tenants are unable to recover or pass through a significant level of the costs related to complying with any such future climate change and GHG regulatory requirements, it could have a material adverse impact on our or our tenants' business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital. Climate change and GHG regulation could also reduce the demand for hydrocarbons and, ultimately, demand for utilization of our energy infrastructure assets related to the production and distribution of hydrocarbons.  Finally, it should be noted that studies suggest that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of hurricanes and other storms, floods and related climatic events. If any such effects were to occur, they could have an adverse effect on our assets and operations, particularly an offshore asset such as the GIGS.
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
We are exposed to the credit risk of our tenants and customers and our credit risk management may not be adequate to protect against such risk.

Table of Contents	Glossary of Defined Terms

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our tenants and customers. Our credit procedures and policies may not be adequate to fully eliminate such credit risk. If we fail to adequately assess the creditworthiness of existing or future tenants or customers, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them and inability to re-market the resulting capacity, or re-lease the underlying assets, could have a material adverse effect on our business, financial condition and results of operations. We may not be able to effectively re-market such capacity, or re-lease such assets, during and after bankruptcy or insolvency proceedings involving a tenant or customer.
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
Our facilities, as well as those of our tenants, may connect to other pipelines, railroads or facilities owned by third parties. Both we and our tenants depend upon third-party pipelines and other facilities that provide delivery options to and from such facilities. For example, MoGas' pipeline interconnects, directly or indirectly, with most major interstate pipelines in the eastern portion of the U.S. and a significant number of intrastate pipelines. Because we do not own these third-party facilities, their continuing operation is not within our control. Accordingly, these pipelines and other facilities may become unavailable, or available only at a reduced capacity. If these pipeline connections were to become unavailable to us or our tenants for current or future volumes of products due to repairs, damage, lack of capacity or any other reason, our ability, or the ability of our tenants, to operate efficiently and continue shipping products to end markets could be restricted, thereby reducing revenues. Likewise, if any of these third-party pipelines or facilities becomes unable to transport any products distributed or transported through our or our tenants' facilities, our or our tenants' business, results of operations and financial condition could be adversely affected, which could adversely affect our ability to make cash distributions to our stockholders.
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
To cover these asset retirement obligations, the BOEM generally requires that OCS lessees, pipeline right-of-way holders and other facility owners demonstrate financial strength and reliability according to regulations or post bonds or other acceptable assurances that such obligations will be satisfied. In July 2016, the BOEM issued a new Notice to Lessees ("NTL") with an effective date of September 12, 2016, requiring additional security for decommissioning activities. The BOEM announced on June 22, 2017 that, pending its review of the NTL, the implementation timeline would be indefinitely extended, subject to certain exceptions. At this

Table of Contents	Glossary of Defined Terms

time it seems uncertain when or if the new NTL will be implemented. The cost of these bonds or assurances can be substantial and could increase under the BOEM's latest policies, depending on the outcome of the Trump administration's review during the extended implementation period. There is no assurance that such bonds or assurances can be obtained in all cases. While EGC historically has satisfied these requirements with respect to its ownership and operation of the Grand Isle Gathering System, and the terms of the Grand Isle Lease Agreement require EGC to continue to do so, given continued volatility in commodity prices and the unwillingness of the surety companies to post bonds without the requisite collateral from operators such as EGC, there is no assurance that EGC will be able to continue to satisfy the demands for additional collateral for its current bonds or comply with any new supplemental bonding requirements. If EGC were financially unable to satisfy these requirements, Grand Isle Corridor, LP, as the owner of the Grand Isle Gathering System, would be required to do so. There can be no assurance that we would be able to meet any such increased bonding requirements. Under some circumstances, the BOEM may require any of our or our lessee's operations on federal leases, rights-of-way or facilities to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations. In addition, the BOEM can require supplemental bonding from operators for decommissioning, plugging, and abandonment liabilities if financial strength and reliability criteria are not met. If EGC is unable to fund any such supplemental bonding requirements and our subsidiary were required to bear the cost as owner of the Grand Isle Gathering System, such cost could have a material adverse impact on our financial condition and ability to make distributions to our stockholders.
The Bureau of Safety and Environmental Enforcement ("BSEE") administers regulations governing blowout preventer systems and well control for oil and gas and sulfur operations on the OCS; lease term requirements for continuing operations; and production safety systems. BSEE regulations also require offshore oil and gas lessees and owners of operating rights to submit summaries of their actual expenditures for decommissioning pipelines and wells, platforms, and other facilities on the OCS. These regulations may require capital expenditures and other compliance costs and could result in liability for non-compliance.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. In addition, increases in penalty amounts and limits of liability for damages to reflect inflation and/or increases in the CPI may result in increased exposure to EGC and its indirect parent, Cox Oil. EGC and Cox Oil may be unable to recover some or all of the resulting costs through insurance or increased revenues, which could have a material adverse effect on its business, results of operations and financial condition.
Additional Risks Related to Our Ownership and Operation of MoGas
MoGas' operations are subject to extensive regulation, including those relating to environmental matters, which may adversely affect our income and the cash available for distribution.
In addition to the regulations discussed above and pipeline safety regulations discussed below, MoGas' operations are subject to extensive federal, regional, state and local environmental laws including, for example, the Clean Air Act (CAA), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Oil Pollution Act (OPA), the Occupational Safety and Health Administration (OSHA) and analogous state and local laws. These laws and their implementing regulations may restrict or impact MoGas' business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, limiting emissions and discharges of pollutants, restricting the manner in which it disposes of wastes, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control or workplace safety requirements, and imposing substantial liabilities for pollution resulting from its operations. In addition, the regulations implementing these laws are constantly evolving, and the potential impact of recent regulatory actions is unclear. For instance, EPA adopted final rules establishing new source performance standards for methane emissions from new, modified, or reconstructed oil and gas sources, although a stay and the amendment of certain requirements have been proposed. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, may require material expenditures by MoGas.
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
MoGas' natural gas transmission operations are subject to regulation by FERC.
MoGas' business operations are subject to regulation by FERC, including the types and terms of services MoGas may offer to its customers, construction of new facilities, expansion of current facilities, creation, modification or abandonment of services or facilities, record keeping and relationships with affiliated companies. Compliance with these requirements can be costly and burdensome and FERC action in any of these areas could adversely affect MoGas' ability to compete for business, construct new

Table of Contents	Glossary of Defined Terms

facilities, expand current facilities, offer new services, recover the full cost of operating its pipelines or earn its authorized rate of return. This regulatory oversight can result in longer lead times or additional costs to develop and complete any future project than competitors that are not subject to FERC's regulations.
In addition, the rates MoGas can charge for its natural gas transmission operations are regulated by FERC pursuant to the Natural Gas Act of 1938 ("NGA") as follows:

•
MoGas may only charge rates that have been determined to be just and reasonable by FERC, subject to a prescribed maximum and minimum, and is prohibited from unduly preferring or unreasonably discriminating against any person with respect to its rates or terms and conditions of service.

•
MoGas' existing rates may be challenged in a proceeding before FERC, which may reduce MoGas' rates if FERC finds the rates are not just and reasonable or are unduly preferential or unduly discriminatory. Proposed rate increases may be challenged by protest and allowed to go into effect subject to refund. Even if a rate increase is permitted by FERC to become effective, the rate increase may not be adequate.

To the extent MoGas' costs increase in an amount greater than its revenues increase, or there is a lag between MoGas' cost increases and its ability to file for and obtain rate increases, MoGas' operating results would be negatively affected.
Should FERC find that MoGas has failed to comply with all applicable FERC-administered statutes, rules, regulations, and orders, or with the terms of MoGas' tariffs on file with FERC, MoGas could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005 ("EPAct 2005"), FERC has civil penalty authority under the NGA and Natural Gas Policy Act of 1978 ("NGPA") to impose penalties for violations of up to approximately $1.3 million per day for each violation, to revoke existing certificate authority and to order disgorgement of profits associated with any violation.
On May 31, 2018, MoGas filed a general rate case with FERC seeking to (i) recover increases in capital, operating and maintenance expenditures incurred; (ii) mitigate the revenue impact from the substantial decrease in volumes due to the loss of a firm transportation contract with a St. Louis natural gas marketing entity; (iii) mitigate the substantial decrease in revenue from the negotiated rate charged to MoGas' largest customer; and (iv) reflect changes in the corporate income tax rate associated with the 2017 Tax Cuts and Jobs Act. MoGas' filing proposed an increase in MoGas' revenue requirement of approximately $8.7 million. The parties are currently engaged in settlement discussions.
The proposed rates went into effect on December 1, 2018, subject to refund. If the proposed increase in MoGas' revenue requirement is not approved by FERC, or if FERC determines to utilize a set of volume assumptions (billing determinants) to calculate MoGas' rates different from those proposed by MoGas, the rates finally approved by FERC could be less than those proposed by MoGas and placed into effect subject to refund. Should that be the case, MoGas would have a refund obligation, to its customers with respect to the difference between the approved rates and those collected subject to refund, plus interest at FERC's prescribed refund interest rate. If the rates finally approved by FERC are less than those proposed by MoGas, MoGas could be unable to earn the rate of return MoGas proposed in its rate filing.
We cannot give any assurance regarding the outcome of the pending rate case or potential future regulations under which MoGas will operate its natural gas transmission business or the effect the pending rate case or such future regulations could have on MoGas' business, financial condition and results of operations.
The revenues of MoGas' business are generated under contracts that are subject to cancellation on an annual basis.
Other than MoGas' revenues from its largest customer, Spire, the next two largest customers' revenues for MoGas' business are generated under transportation contracts which have an initial term of at least one year and renew automatically on a year-to-year basis, but are subject to cancellation by the customer on 365 days' notice. If MoGas is unable to succeed in replacing any contracts canceled by local distribution companies ("LDCs") or other customers that account for a significant portion of its revenues, or in renegotiating such contracts on terms substantially as favorable as the existing contracts, MoGas could suffer a material reduction in its revenues, financial results and cash flows. The maintenance or replacement of existing contracts with MoGas' customers at rates sufficient to maintain current or projected revenues and cash flows ultimately depends on a number of factors beyond its control, including competition from other pipelines, the proximity of supplies to the markets, and the price of, and demand for, natural gas. In addition, changes in state regulation of LDCs may cause them to exercise their cancellation rights in order to turn back their capacity when the contracts expire.
Effective March 1, 2017, MoGas entered in to a long-term firm transportation services agreement with Spire, its largest customer, which accounts for approximately 44 percent of MoGas' revenue. The amended agreement extends the termination date for Spire's existing firm transportation agreement from October 31, 2017 to October 31, 2030. During the entire extended term, Spire will continue to reserve 62,800 dekatherms per day of firm transportation on MoGas. This service continued at the full tariff rate of $12.385 per dekatherm per month until October 31, 2018, at which time the rate was reduced to $6.386 per dekatherm per month

Table of Contents	Glossary of Defined Terms

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
MoGas is required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions could require significant capital and operating expenditures. The regulations implementing these laws are constantly evolving; pursuant to its reauthorization under the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, PHMSA has adopted rules implementing its emergency order authority over pipelines, revising federal pipeline safety regulations related to underground natural gas storage facilities, and imposing additional requirements on the transportation of natural gas and hazardous liquids by pipeline, including more stringent standards for plastic pipe. A rule amending the safety regulations applicable to gas transmission and gathering pipelines has also been proposed, and a notice of proposed rulemaking to harmonize the hazardous materials regulations with international regulations and standards has been issued. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, could significantly increase compliance costs. Should MoGas fail to comply with the Federal Office of Pipeline Safety's rules and related regulations and orders, it could be subject to significant penalties and fines, including potential future increases in applicable penalty amounts to reflect inflation, which could have a material adverse effect on MoGas' business, results of operations and financial condition.
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
As of December 31, 2018, we had outstanding consolidated indebtedness of approximately $151.4 million. Our leverage could have important consequences. For example, it could:

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

Table of Contents	Glossary of Defined Terms

•	increase our vulnerability to economic downturns;

•	limit our ability to withstand competitive pressures; or

•	reduce our flexibility to respond to changing business and economic conditions.
It is also important to note that our variable rate indebtedness under the CorEnergy Credit Facility and the Mowood/Omega Revolver use LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.
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

Table of Contents	Glossary of Defined Terms

The Convertible Notes are structurally subordinated to all liabilities of our existing or future subsidiaries.
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

Table of Contents	Glossary of Defined Terms

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
Holders of Convertible Notes are not entitled to any rights with respect to our common stock, but are subject to all changes made with respect to our common stock.
Holders of Convertible Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on the common stock) prior to the conversion date with respect to any Convertible Notes they surrender for conversion, but are subject to all changes affecting our common stock. For example, if an amendment is proposed to our charter or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date with respect to any Convertible Notes surrendered for conversion, then the holder surrendering such Convertible Notes will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.
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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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
Although we believe that the Grand Isle Gathering System and Pinedale LGS constitute real estate assets under the REIT provisions of the Code, that belief is not binding on the IRS or any court and does not guarantee our qualification as a REIT.
On August 31, 2016, the IRS issued final regulations to define real property under the REIT provisions, which provide that interests in real estate include inherently permanent structures such as pipelines and certain related assets. The qualifying real estate assets in the energy infrastructure sector include electric transmission and distribution systems, pipeline systems, and storage and terminaling systems, among others. We believe that substantially all of the Grand Isle Gathering System and Pinedale LGS constitute real estate assets under the REIT provisions consistent with the final regulations and certain private letter rulings. We have not obtained any private letter rulings with respect to the Grand Isle Gathering System. We have received a private letter ruling and certain other

Table of Contents	Glossary of Defined Terms

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
Beginning with our fiscal year ended December 31, 2013, we believe our income and investments have allowed us to meet the income and asset tests necessary for us to qualify for REIT status and we have elected to be taxed as a REIT for fiscal years 2013 through 2018. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. Accordingly, we cannot assure you that we will be organized or will operate to qualify as a REIT for future fiscal years. If, with respect to any taxable year, we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. After our initial election and qualification as a REIT, if we later failed to so qualify and we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for four subsequent taxable years. If we fail to qualify as a REIT, corporate-level income tax, including any applicable alternative minimum tax (which alternative minimum tax has been repealed for tax years after 2017), would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
As a REIT, failure to make required distributions would subject us to federal corporate income tax.
In order to remain qualified for taxation as a REIT, we also are generally required to distribute at least 90 percent of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Beginning with our fiscal year ended December 31, 2013, we believe we have satisfied these requirements. While the amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors, we generally expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
To the extent that we satisfy the 90 percent distribution requirement but distribute less than 100 percent of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4 percent nondeductible excise tax on our undistributed taxable income if the actual amount that we distribute to our stockholders for a calendar year is less than the minimum amount specified under the Code.
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

Table of Contents	Glossary of Defined Terms

trigger such provisions, and also could have the effect of delaying, deferring or preventing a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of common stock. However, our Board of Directors may waive the ownership limitation provisions with respect to a particular stockholder and establish different ownership limitation provisions for such stockholder. In granting such waiver, our Board of Directors may also require the stockholder receiving such waiver to make certain representations, warranties and covenants related to our ability to qualify as a REIT.
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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of stock, will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our Board of Directors does not currently intend to do so, it could authorize us to issue a class or series of stock that could, depending upon the terms of the particular class or series, delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our common stockholders otherwise believe to be in their best interests.
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
The following considerations related to provisions of Maryland General Corporation Law, and of our charter and bylaws, may have the effect of discouraging, delaying or making difficult a change in control of our Company or the removal of our incumbent directors:

•
We are subject to the Business Combination Act of the Maryland General Corporation Law. However, pursuant to the statute, our Board of Directors has adopted a resolution exempting us from the Maryland Business Combination Act for any business combination between us and any person to the extent that such business combination receives the prior approval of our Board of Directors.

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

•
Our bylaws include advance notice provisions, governing stockholders' director nominations or proposal of other business to be considered at an annual meeting of our stockholders, requiring the continuous ownership by the stockholder(s) putting forth any such nominee or proposal of at least one percent (1 percent) of our outstanding shares of beneficial interest for a minimum period of at least three years prior to the date of such nomination or proposal and through the date of the related annual meeting (including any adjournment or postponement thereof), each as specified in the bylaws.

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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
Our leases will generally require the tenant companies to carry comprehensive liability and casualty insurance on our properties comparable in amounts and against risks customarily insured against by other companies engaged in similar businesses in the same geographic region as our tenant companies. We believe the required coverage will be of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property if our tenant company fails to pay us the casualty value in excess of such insurance limit, if any, or to indemnify us for such loss. This would in turn reduce the amount of income available for distributions. We would, however, remain obligated to repay any secured indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA"), which extended such program through December 31, 2020. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold has been increasing gradually from its initial level of $100 million for acts occurring in 2015 to $160 million for acts occurring in 2018, with $180 million being the applicable threshold for acts occurring in 2019 and finally increasing to $200 million for 2020. Additionally, the bill increases insurers' co-payments for losses exceeding their deductibles, from 15 percent in 2015 to 16 percent beginning January 1, 2016, and increasing in annual one percent steps thereafter until reaching 20 percent for 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. Further, if TRIPRA is not continued beyond 2020 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties. There can be no assurance our tenant companies will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We rely on information technology systems and network infrastructure, including the Internet, to process transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records. These systems and infrastructure are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Cyber attacks targeting our infrastructure could result in a full or partial disruption of our operations, as well as those of our tenants. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, we cannot guarantee that our security efforts and measures will be effective at preventing or detecting any attempted or actual security breaches, or that disruptions caused by any such breaches or attempted breaches will not be successful or damaging to us or others.
A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in disruption of business operations and loss of service to our tenants and customers; result in significantly decreased revenues; result in increased costs associated in obtaining and maintaining cybersecurity investigations and testing, as well as in implementing protective measures and systems; result in increased insurance premiums and operating costs; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to,

Table of Contents	Glossary of Defined Terms

and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; subject us to regulatory investigations and actions; cause harm to our competitive position and business value; and damage our reputation among our tenants and investors generally.
In addition, as part of our business operations, we collect, store and process certain proprietary and sensitive information, including personal information about our customers, shareholders and employees. In some cases, we outsource administration of certain technology functions to vendors that could be targets of cyber attacks. Any theft, loss and/or fraudulent use of data of ours or of any tenant, customer, investor, employee or vendor as a result of a cyber attack on us or our vendors could subject us to significant litigation, liability and costs, as well as adversely impact our reputation.
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
Either the borrowers under any loan documents we hold or any of borrowers' guarantor affiliates could become debtors under the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive authorization from the bankruptcy court to proceed against the debtor entities under the respective loan documents. Post-bankruptcy debts (those debts that accrue after the bankruptcy was filed) are required to be paid on a current basis. Such a bankruptcy could delay efforts to collect past due balances under the loan documents, could ultimately preclude full collection of these sums, and could cause a decrease or cessation of principal and interest payments under the loan documents. If any of these events occur, our cash flow and funds available for distributions to our stockholders would be adversely affected.
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

Table of Contents	Glossary of Defined Terms

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Leased Energy Infrastructure Assets
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. The following summarizes our investments in energy infrastructure assets that are leased on a triple-net basis to their respective operators as of December 31, 2018:

Asset Name	Owner/Landlord	Tenant	Asset Location	Asset Description	Encumbrances (1)
Grand Isle Gathering System	Grand Isle Corridor, LP	Energy XXI GIGS Services, LLC (2)	Gulf of Mexico / Louisiana	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system	Security for the Company's $160 million revolving credit facility with Regions Bank
Pinedale Liquids Gathering System	Pinedale LP	Ultra Wyoming LGS LLC (3)	The Pinedale Anticline in Wyoming	Approximately 150 miles of pipelines and four central storage facilities	Security for the Amended Pinedale Term Credit Facility
Portland Terminal Facility(4)	LCP Oregon Holdings, LLC	Zenith Energy Terminals Holdings, LLC	Portland, OR	A 39-acre rail and marine facility property adjacent to the Willamette River with 84 tanks and total storage capacity of approximately 1.5 million barrels
(1) For additional information, see Part IV, Item 15, Note 11 ("Debt") included in this Report.
(2)    Energy XXI GIGS Services, LLC's obligations under the Grand Isle Lease Agreement are guaranteed by EGC. For additional information, see "Additional Information Concerning the Grand Isle Gathering System" below.

(3)    Ultra Wyoming's obligations under the Pinedale Lease Agreement are guaranteed by Ultra Petroleum and Ultra Petroleum's operating subsidiary, Ultra Resources. For additional information, see "Additional Information Concerning the Pinedale LGS" below.

(4)    On December 21, 2018, we sold the Portland Terminal Facility to our tenant, Zenith Energy Terminals Holdings, LLC. For additional information, see Part IV, Item 15, Note 3 ("Leased Properties and Leases") included in this Report. Prior to the sale, the Portland Terminal Facility was an asset securing the Company's revolving credit facility with Regions Bank.

Additional Information Concerning the Grand Isle Gathering System
Grand Isle Corridor, LP acquired the Grand Isle Gathering System on June 30, 2015 from Energy XXI USA, Inc., which has since become Energy XXI Gulf Coast, Inc. and an indirect wholly owned subsidiary of privately-held Cox Oil as discussed further below. The Grand Isle Gathering System's design capacity is approximately 120 thousand barrels per day. It includes 153 miles of undersea pipeline that transports oil and water from seven offshore fields and a 16-acre onshore terminal. The terminal includes four storage tanks, three saltwater injection wells, and associated pipelines, land, buildings and facilities.

Table of Contents	Glossary of Defined Terms

The subsea pipelines forming the majority of the Grand Isle Gathering System and certain other components, such as the buildings and saltwater disposal facilities, have useful lives that extend beyond the initial term of the Grand Isle Lease Agreement, and the system is critical to Cox Oil's central Gulf of Mexico operations. The Grand Isle Gathering System provides shoreline terminal access to 38 offshore platforms producing from seven fields. Some of these fields have produced for over 50 years, and continue to produce. During 2018, EGC, drilled and successfully completed three new wells. Future wells drilled will be dependent on economics, but several undrilled locations remain in fields served by the Grand Isle Gathering System. From its analysis, CORR assumes average Grand Isle Gathering System well lives of 10 to 20 years depending on the field, implying a long-term continued need for transport and terminaling services.
The primary term of the Grand Isle Lease Agreement is 11 years, with an initial renewal term of nine years, subject to certain conditions. During the initial term of the Grand Isle Lease Agreement, the EGC Tenant is required to make minimum monthly rental payments that were initially $2.6 million in year one, increasing to a maximum of $4.2 million in year seven and then declining to $3.5 million in year eleven. In 2019, the minimum monthly rental payments will be $2.9 million through June 2019, and beginning in July 2019, the minimum monthly rental payments will be $3.2 million for the remainder of the year. In addition, the EGC Tenant will pay variable rent payments based on a ten percent participation above a pre-defined threshold, which will be calculated monthly on the volumes of the EGC Tenant's oil that flow through the Grand Isle Gathering System, multiplied by the average daily closing price of crude oil for the applicable calendar month. Participating rent is capped at 39 percent of the total rent for each month. There were no participating rents paid in 2018.
Since the Grand Isle Gathers System represents a substantial portion of the Company's net leased property and is a significant source of revenues and operating income, the EGC Tenant's financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on our results of operations and cash flows.
We believe the terms of the Grand Isle Lease Agreement require we be provided with copies of certain financial statement information that we are required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual. Prior to October 29, 2018, EGC was subject to the reporting requirements of the Exchange Act and was required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. So long as EGC remained a public reporting company, the Grand Isle Lease Agreement provided this requirement was fulfilled by EGC making its financial statements and reports publicly available through the SEC's EDGAR system, in lieu of delivering such information directly to us. On October 18, 2018, EGC was acquired by an affiliate of Cox Oil. Upon the filing by EGC of a Form 15 with the SEC on October 29, 2018, EGC's SEC reporting obligations were suspended and it ceased to file such reports.
As EGC's financial information is no longer publicly available, we are engaged in discussions with Cox Oil/EGC concerning satisfaction of its obligations under the Grand Isle Lease Agreement to provide the required information to us for inclusion in our SEC reports. To date, Cox Oil has not yet fulfilled these obligations. It is our intention to enforce the obligations of EGC to provide the financial statement information that we believe are required under the terms of the Grand Isle Lease Agreement. We expect to file the financial statement information that is required by Regulation S-X by amendment to this Annual Report on Form 10-K once such information is made available to us in accordance with the terms of the lease.
EGC's SEC filings prior to October 29, 2018 can be found at www.sec.gov. We make no representation as to the accuracy or completeness of the audited and unaudited financial statements of EGC but we have no reason to doubt the accuracy or completeness of such information. In addition, EGC has no duty, contractual or otherwise, to advise us of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of EGC that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
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
The Pinedale LGS consists of more than 150 miles of pipelines and four central storage facilities that are utilized by Ultra Petroleum as a method for the gathering of a commingled hydrocarbon and produced water stream. The Pinedale LGS has a current capacity of approximately 52 thousand barrels per day. This stream is separated into its components of water, condensate and natural gas, for the purpose of subsequently storing, selling or disposing of these separated components. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and natural gas is sold by Ultra Petroleum or otherwise used by Ultra Petroleum for fueling on-site operational equipment. Ultra Petroleum's non-

Table of Contents	Glossary of Defined Terms

operating working interest partners in the Pinedale field where the Pinedale LGS is located pay Ultra Petroleum a fee for the use of Ultra Petroleum's LGS. To date, no major operational issues have been reported with respect to the Pinedale LGS. We believe that the Pinedale LGS is critically necessary to support the production of reserves for Ultra Petroleum, which reports the rental expense as part of its Facility Lease Expense.
The underground pipelines constituting the majority of the Pinedale LGS and certain other components, such as the separators, have useful lives that extend beyond the initial term of the Pinedale Lease Agreement. Additionally, we believe that the Pinedale LGS is capable of being expanded at a relatively low incremental cost by, for example, adding additional separating equipment. Operators in the Pinedale field have indicated estimated average well lives as high as 40 years. For its internal analysis, CORR assumes average Pinedale well lives of 30 years. In November 2018, UPL described Pinedale as having over 4,000 vertical well drilling locations. Actual wells drilled will be dependent on economics, but these data suggest the potential for multiple decades of drilling location inventory with the last of these wells continuing to produce for 30 years thereafter, providing a long-term perspective on the utility of the Pinedale LGS.
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
During the initial fifteen-year term of the Pinedale Lease Agreement, we will receive a fixed minimum annual rent ("base rent"), adjusted annually for changes based on the CPI (subject to a 2.00 percent annual cap). On January 1, 2019, the base rent increased by 2.00 percent to approximately $21.7 million annually. We also are eligible for a participating rent component based on the increase in volumes, if any, of condensate and water that flowed through the Pinedale LGS over a baseline established at inception of the lease, subject to a maximum annual rental payment during the initial fifteen-year term of $27.5 million. Beginning in the third quarter 2017, we received our first variable rent payments since lease inception. Total variable rent payments recorded for the years ended December 31, 2018 and 2017 were $4.3 million and $587 thousand, respectively.
In view of the fact that Ultra Petroleum leases a substantial portion of our net leased property, which is a significant source of revenues and operating income, its financial condition and ability and willingness to satisfy its obligations under its lease with us are expected to have a considerable impact on our results of operations and cash flows.
Ultra Petroleum is currently subject to the reporting requirements of the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. The audited financial statements and unaudited financial statements of Ultra Petroleum can be found on the SEC's website at www.sec.gov. We make no representation as to the accuracy or completeness of the audited and unaudited financial statements of Ultra Petroleum, but we have no reason to doubt the accuracy or completeness of such information. In addition, Ultra Petroleum has no duty, contractual or otherwise, to advise us of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information.
Additional Information Concerning the Portland Terminal Facility
In January 2014, the Company entered into a triple-net lease with Zenith Terminals (f/k/a Arc Terminals) for use of the Portland Terminal Facility, with the tenant's obligations under the lease guaranteed by Arc Logistics. The Portland Terminal Facility is capable of receiving, storing and delivering crude oil and refined petroleum products. Products are received and delivered via railroad or marine (up to Panamax size vessels). The marine facilities are accessed through a neighboring terminal facility via an owned pipeline. The Portland Terminal Facility offers heating systems, emulsions and an on-site product testing laboratory as ancillary services. Our ownership interest in the Portland Terminal Facility partially secured borrowings under the CorEnergy Credit Facility up until its sale on December 21, 2018 discuss further below.
Our fixed minimum base rents ("base rent") for the initial fifteen-year term increased to approximately $6.2 million following the completion of certain improvement projects. The base rent was subject to a cumulative CPI adjustment in year five of the initial term, with annual CPI adjustments thereafter. We were also eligible for a variable rent component based on daily volume increases over base daily volumes defined in the lease. Under the terms of the lease, the lessee had a purchase option on the Portland Terminal Facility that it could exercise beginning in February 2017 with 90 days' notice, as well as lease termination options on the fifth and tenth anniversary of the lease. The purchase option and termination options under the lease were subject to prescribed payment provisions and termination fees.
On December 21, 2017, Arc Logistics completed its previously announced merger, whereby it was acquired by Zenith. The following year on December 21, 2018, we entered into a Purchase and Sale Agreement with Zenith Terminals, the tenant under the Portland

Table of Contents	Glossary of Defined Terms

Lease Agreement, and sold the Portland Terminal Facility. For additional information on the sale of the Portland Terminal Facility, see Part IV, Item 15, Note 3 ("Leased Properties and Leases") included in this Report.
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
On December 1, 2015, we completed a 1-for-5 reverse stock split, which was previously approved by our Board of Directors. All issued and outstanding common stock and per share amounts reflected in this Report have been retroactively adjusted to reflect this reverse stock split for all periods presented. As of December 31, 2018, we had 28 stockholders of record.
Dividends
Our portfolio of real property assets and promissory notes generates cash flow to us from which we pay dividends to stockholders. The amount of any dividend is recorded on the ex-dividend date.
The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. Although there is no assurance that we will continue to make regular dividend payments, we believe that a number of actions can be taken to maintain 2019 dividends on a quarterly basis, and an estimated total 2019 annualized dividend of $3.00 per share, consistent with 2018 dividend payments. Refer to Item 7, "Dividend Discussion," for further discussion of our dividend.

Table of Contents	Glossary of Defined Terms

Stock Repurchase Plan
The following table presents information with respect to repurchases of preferred stock made by the Company during the three months ended December 31, 2018:

Period	Total Number of Depository Shares Purchased(1)	Average Price Paid per Depository Share(2)	Total Number of Depository Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Depository Shares that May Yet Be Purchased Under the Plan(3)
October 1-31, 2018	—	$—	—	413,564
November 1-30, 2018	80,680	24.00	80,680	338,655
December 1-31, 2018	97,093	24.09	97,093	243,593
Total	177,773	$24.05	177,773

(1) Includes shares repurchased by the Company pursuant to the $10.0 million preferred stock repurchase plan approved by the Company's Board of Directors, which commenced August 6, 2018. Purchases may be made through the program through August 5, 2019.

(2) Represents the weighted average price per share of preferred stock on the repurchase dates.
(3) Represents the maximum number of shares of preferred stock that may be repurchased as of the end of each respective period, pursuant to the August 2018 plan referenced in Note (1) prior to its expiration in August 2019. Such maximum number of shares has been estimated, based on the closing market price for the Company's preferred stock on the New York Stock Exchange on (a) October 31, 2018 ($24.18 per share), (b) November 30, 2018 ($23.81 per share) and (c) December 31, 2018 ($23.50 per share)

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
For as long as we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on net income that we currently distribute to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and security holder levels) that can result from investment in a "C" corporation. A "C" corporation is a corporation that is generally required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when the income is distributed.
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

Table of Contents	Glossary of Defined Terms

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
Recent Sales of Unregistered Securities
We did not sell any securities during the fourth quarter ended December 31, 2018 that were not registered under the Securities Act of 1933.
Performance Graph
We operate as a REIT and primarily own assets in the midstream and downstream U.S. Energy sectors that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas transmission and distribution assets. The following graph sets forth the cumulative return on our common stock between January 1, 2014 and December 31, 2018, as compared to the following set of relevant indices: FTSE NAREIT All Equity REIT Index ("FTSE NAREIT"), the Dow Jones Utilities Average Index ("DJ UTIL"), the S&P Global Infrastructure Index ("SPGTIND") and the Alerian MLP Index ("AMZ"). The graph assumes a $100 investment was made on December 31, 2013 in each of our common stock, the FTSE NAREIT, the DJ UTIL, the SPGTIND and the AMZ, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance.
The performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Table of Contents	Glossary of Defined Terms

	Cumulative Value of $100 Investment, through December 31,
	2013	2014	2015	2016	2017	2018
CorEnergy Infrastructure Trust, Inc.	$100.00	$101.50	$49.43	$145.77	$179.61	$160.42
FTSE NAREIT All Equity REIT Index	100.00	128.03	130.90	143.25	158.33	146.03
Dow Jones Utilities Average Index	100.00	132.35	124.70	144.95	162.22	158.02
S&P Global Infrastructure Index	100.00	113.29	99.75	111.79	134.08	118.67
Alerian MLP Index	100.00	105.45	74.27	93.51	89.66	74.97
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

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Data
Total revenue	$89,231,598	$88,749,377	$89,250,586	$71,288,935	$40,308,573
Net income attributable to CorEnergy stockholders	43,711,876	32,602,790	29,663,200	12,319,911	7,013,856
Net income attributable to CorEnergy Common stockholders	34,163,499	24,648,802	25,514,763	8,471,083	7,013,856
Per Share Data
Net income attributable to CorEnergy Common stockholders:
Basic	$2.86	$2.07	$2.14	$0.79	$1.06
Diluted	2.79	2.07	2.14	0.79	1.06
Cash dividends declared per common share	3.000	3.000	3.000	2.750	2.570
Other Data
AFFO attributable to Common stockholders(1)
Basic	$4.11	$4.25	$4.41	$3.77	$2.82
Diluted	3.70	3.81	3.93	3.56	2.82
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

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data
Total assets	$624,883,180	$633,418,113	$650,732,571	$677,979,621	$443,815,842
Current debt maturities	3,528,000	3,528,000	7,128,556	66,132,000	3,528,000
Long-term debt	146,510,380	149,249,437	193,504,324	150,732,752	63,532,000
CorEnergy equity - Preferred	125,555,675	130,000,000	56,250,000	56,250,000	—
CorEnergy equity - Common	329,455,630	331,785,632	350,218,436	361,784,244	310,450,347
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

Table of Contents	Glossary of Defined Terms

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
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of December 31, 2018, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the years ended December 31, 2018, 2017 and 2016. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Report.

Table of Contents	Glossary of Defined Terms

The following table and discussion are a summary of our results of operations for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Revenue
Lease revenue	$72,747,362	$68,803,804	$67,994,130
Transportation and distribution revenue	16,484,236	19,945,573	21,094,112
Financing revenue	—	—	162,344
Total Revenue	89,231,598	88,749,377	89,250,586
Expenses
Transportation and distribution expenses	7,210,748	6,729,707	6,463,348
General and administrative	13,042,847	10,786,497	12,270,380
Depreciation, amortization and ARO accretion expense	24,947,453	24,047,710	22,522,871
Provision for loan (gain) loss	(36,867)	—	5,014,466
Total Expenses	45,164,181	41,563,914	46,271,065
Operating Income	$44,067,417	$47,185,463	$42,979,521
Other Income (Expense)
Net distributions and dividend income	$106,795	$680,091	$1,140,824
Net realized and unrealized gain (loss) on other equity securities	(1,845,309)	1,531,827	824,482
Interest expense	(12,759,010)	(12,378,514)	(14,417,839)
Gain on the sale of leased property, net	11,723,257	—	—
Loss on extinguishment of debt	—	(336,933)	—
Total Other Expense	(2,774,267)	(10,503,529)	(12,452,533)
Income before income taxes	41,293,150	36,681,934	30,526,988
Income tax expense (benefit), net	(2,418,726)	2,345,318	(464,420)
Net Income	43,711,876	34,336,616	30,991,408
Less: Net Income attributable to non-controlling interest	—	1,733,826	1,328,208
Net Income attributable to CorEnergy Stockholders	$43,711,876	$32,602,790	$29,663,200
Preferred dividend requirements	9,548,377	7,953,988	4,148,437
Net Income attributable to Common Stockholders	$34,163,499	$24,648,802	$25,514,763

Other Financial Data(1)
Adjusted EBITDAre	$69,395,739	$67,944,360	$67,768,945
NAREIT FFO	46,796,201	46,308,969	45,573,219
FFO	47,959,311	46,046,781	45,396,401
AFFO	49,024,120	50,536,194	52,438,268
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue. Consolidated revenues were $89.2 million for the year ended December 31, 2018 compared to $88.7 million for the year ended December 31, 2017, representing an increase of $482 thousand. Lease revenue was $72.7 million and $68.8 million for the years ended December 31, 2018 and 2017, respectively, with the increase of approximately $3.9 million driven primarily by variable rent collected on the Pinedale lease during 2018. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $16.5 million and $19.9 million for the years ended December 31, 2018 and 2017, respectively. The $3.5 million decrease primarily resulted from a change to straight-line revenue recognition on MoGas' long-term contract with Spire under the new revenue recognition standard that was adopted on January 1, 2018. Revenue recognized for the year ended December 31, 2018 was approximately $3.2 million lower under the new accounting standard. Refer to Part IV, Item 15, Note 4 ("Transportation And Distribution Revenue") for additional details.
Transportation and Distribution Expenses. Transportation and distribution expenses were $7.2 million and $6.7 million for the years ended December 31, 2018 and 2017, respectively, representing an increase of $481 thousand. The increase relates primarily to MoGas, which had higher legal and consulting costs during 2018 related to the FERC rate case. The increase was partially offset by lower costs from the timing of projects performed by Omega for Fort Leonard Wood.

Table of Contents	Glossary of Defined Terms

General and Administrative Expenses. General and administrative expenses were $13.0 million for the year ended December 31, 2018 compared to $10.8 million for the year ended December 31, 2017. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Years Ended December 31,
	2018	2017
Management fees	$7,591,750	$7,213,720
Acquisition and professional fees	3,759,505	2,380,918
Other expenses	1,691,592	1,191,859
Total	$13,042,847	$10,786,497
Management fees are directly proportional to our asset base. For the year ended December 31, 2018, management fees increased $378 thousand compared to the prior-year period due to the acquisition of the non-controlling interest in Pinedale LP, which closed on December 29, 2017. See Part IV, Item 15, Note 9 ("Management Agreement") for additional information.
Acquisition and professional fees for the year ended December 31, 2018 increased $1.4 million from the prior-year period primarily due to an increase in professional fees. The increase in professional fees for the year ended December 31, 2018 is primarily attributable to (i) higher legal and consulting costs in the current-year related to monitoring our GIGS asset, (ii) higher legal and consulting fees related to the sale of the Portland Terminal Facility and (iii) a prior-year reimbursement of legal fees received in 2017 for costs incurred during UPL's bankruptcy.
Asset acquisition costs for the year ended December 31, 2018 were relatively consistent with the prior-year period, decreasing $71 thousand, due to continued focus on potential acquisition opportunities. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence.
Other expenses for the for the year ended December 31, 2018 increased $500 thousand compared to the prior-year period. The increase is primarily related to (i) a loss on settlement of ARO related to the decommissioning of a segment of the GIGS pipeline system during the current period and (ii) a non-cash gain recorded on settlement of accounts payable in the prior-year period.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $24.9 million for the year ended December 31, 2018 compared to $24.0 million for the year ended December 31, 2017. This $900 thousand increase was primarily driven by an increase in ARO depreciation based on updates made to the estimated useful lives of certain segments of GIGS at the end of 2017.
Provision for loan gain. For the year ended December 31, 2018, we recorded a provision for loan gain of approximately $37 thousand related to the satisfaction of the SWD loans with Four Wood Corridor upon sale of the assets securing the loans to Compass SWD, LLC in exchange for (i) a new loan agreement with Compass SWD, LLC for $1.3 million and (ii) cash proceeds from the sale recognized as principal payments on the SWD loans. For additional information, see Part IV, Item 15, Note 5 ("Financing Notes Receivable"). There were no loan (gain) loss provisions recorded for the year ended December 31, 2017.
Net Distributions and Dividend Income. Net distributions and dividend income for the year ended December 31, 2018 was $107 thousand compared to $680 thousand for the year ended December 31, 2017. The portion of distributions and dividends deemed to be income versus a return of capital in any period are estimated at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities for the years ended December 31, 2018 and 2017 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

	For the Years Ended December 31,
	2018	2017
Gross cash distributions and dividend income received from investment securities	$770,734	$949,646
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	—	(148,649)
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	663,939	120,906
Net distributions and dividends recorded as income	$106,795	$680,091

Table of Contents	Glossary of Defined Terms

For the year ended December 31, 2018 compared to the year ended December 31, 2017, the decline in net distributions and dividends recorded as income versus the prior-year period was primarily due to (i) the sale of a large portion of the Lightfoot investment as a result of the Arc Logistics merger with Zenith, completed on December 21, 2017 and (ii) Lightfoot's disposition of its remaining asset interest at the end of 2018.
Net Realized and Unrealized Gain (Loss) on Other Equity Securities. For the years ended December 31, 2018 and 2017, we recorded a net loss on other equity securities of $1.8 million and a net gain on other equity securities of $1.5 million, respectively, resulting in a decrease of $3.4 million. The net gain and loss recorded are directly related to fluctuations in the valuation, sale and liquidation plan of our investments in private securities. The net loss recorded during the year ended December 31, 2018 related to (i) the sale of our equity interest in Joliet to Zenith Terminals and (ii) Lightfoot's disposition of its remaining asset interest at the end of 2018. The net gain recorded during the year ended December 31, 2017 was primarily due to gains realized related to Lightfoot upon completion of the Arc Logistics merger and valuation of the remaining investment in the Lightfoot LP and GP interests. See Part IV, Item 15, Note 10 ("Fair Value") for additional information.
Interest Expense. For the years ended December 31, 2018 and 2017, interest expense totaled approximately $12.8 million and $12.4 million, respectively. This increase was attributable to (i) increased interest on the Amended Pinedale Term Credit Facility during the current year as a result of the refinancing with Prudential on December 29, 2017, partially offset by (ii) interest incurred on outstanding borrowings on the CorEnergy Revolver and CorEnergy Term Loan during the prior year.
Gain on the sale of leased property. For the year ended December 31, 2018, a gain on the sale of leased property totaling approximately $11.7 million was recorded in connection with the sale of the Portland Terminal Facility to Zenith Terminals on December 21, 2018. For additional information, see Part IV, Item 15, Note 3 ("Leased Properties And Leases"). There was no gain on the sale of leased property recorded for the year ended December 31, 2017.
Loss on Extinguishment of Debt. For the year ended December 31, 2017, a loss on extinguishment of debt totaling approximately $337 thousand was recorded in connection with entering into the amended and restated CorEnergy Credit Facility on July 28, 2017 and Amended Pinedale Term Credit Facility on December 29, 2017. For additional information, see Part IV, Item 15, Note 11 ("Debt"). There was no loss on extinguishment of debt recorded for the year ended December 31, 2018.
Income Tax Expense (Benefit). Income tax benefit was $2.4 million for the year ended December 31, 2018 compared to an income tax expense of $2.3 million for the year ended December 31, 2017. The increased benefit in the current year was primarily attributable to (i) higher losses generated by our TRS subsidiaries and (ii) the capital losses generated from the sale of our interest in Joliet to Zenith Terminals and Lightfoot's disposition of its remaining asset interest that will be carried back against capital gains generated from the sale of a portion of the Lightfoot investment in the prior year. Income tax expense for the year ended December 31, 2017 was primarily attributable to (i) the transition tax adjustment associated with application of lower effective tax rates from the Tax Cuts and Jobs Act enacted in December 2017 to existing deferred tax asset balances at our TRS entities, (ii) the write-off of certain deferred tax assets in connection with the reorganization of Omega from a TRS subsidiary to a qualified REIT subsidiary and (iii) realized and unrealized gains recorded associated with our Lightfoot investment.
Net Income. Net income was $43.7 million and $34.3 million for the years ended December 31, 2018 and 2017, respectively, representing an increase of $9.4 million. For the years ended December 31, 2018 and 2017, net income attributable to CorEnergy stockholders was $43.7 million and $32.6 million, respectively. After deducting $9.5 million and $8.0 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the year ended December 31, 2018 was $34.2 million, or $2.86 per basic and $2.79 diluted common share, as compared to $24.6 million, or $2.07 per basic and diluted common share, for the prior-year period.
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
Provision for loan loss. For the year ended December 31, 2016, we recorded a provision for loan loss of approximately $5.0 million. The prior-year provision for loan losses related primarily to a write-down of $3.5 million on the SWD loans, with additional provisions recorded related to the Black Bison financing notes. For additional information, see Part IV, Item 15, Note 5 ("Financing Notes Receivable"). There were no loan (gain) loss provisions recorded for the year ended December 31, 2017.
Net Distributions and Dividend Income. Net distributions and dividend income for the year ended December 31, 2017 was $680 thousand compared to $1.1 million for the year ended December 31, 2016. The portion of distributions and dividends deemed to be income versus a return of capital in any period are estimated at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities for the years ended December 31, 2017 and 2016 to the net distributions and dividends recorded as income on the Consolidated Statements of Income.

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
Income Tax Expense (Benefit). Income tax expense was $2.3 million for the year ended December 31, 2017 compared to an income tax benefit of $464 thousand for the year ended December 31, 2016. Income tax expense for the year ended December 31, 2017 was primarily attributable to (i) the transition tax adjustment associated with application of lower effective tax rates from the Tax Cuts and Jobs Act enacted in December 2017 to existing deferred tax asset balances at our TRS entities, (ii) the write-off of certain deferred tax assets in connection with the reorganization of Omega from a TRS subsidiary to a qualified REIT subsidiary and (iii) realized and unrealized gains recorded associated with our Lightfoot investment. The prior year tax benefit was the result of taxable losses incurred in certain of our TRS subsidiaries.
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
Common Equity Attributable to CorEnergy Stockholders per Share
As of December 31, 2018, our common equity decreased by approximately $2.3 million to $329.5 million from $331.8 million as of December 31, 2017. This decrease principally consists of: (i) dividends paid to our stockholders of approximately $35.8 million; and (ii) the cumulative transition adjustment related to the adoption of ASC 606 for approximately $2.5 million, offset by (iii) net income attributable to CorEnergy common stockholders of approximately $34.2 million; (iv) $158 thousand related to a reduction in the carrying value of preferred stock related to the Series A Preferred Stock repurchases and (v) $1.6 million of common stock issued pursuant to reinvestment of dividends through the dividend reinvestment plan, Board of Directors compensation plan and conversion of Convertible Notes.

Table of Contents	Glossary of Defined Terms

Book Value Per Common Share
Analysis of Equity	December 31, 2018	December 31, 2017
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,555,675 and $130,000,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,222 and 52,000 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	$125,555,675	$130,000,000
Capital stock, non-convertible, $0.001 par value; 11,960,225 and 11,915,830 shares issued and outstanding at December 31, 2018 and December 31, 2017 (100,000,000 shares authorized)	11,960	11,916
Additional paid-in capital	320,295,969	331,773,716
Retained earnings	9,147,701	—
Total CorEnergy Stockholders' Equity	$455,011,305	$461,785,632
Subtract: 7.375% Series A Preferred Stock	(125,555,675)	(130,000,000)
Total CorEnergy Common Equity	$329,455,630	$331,785,632
Common shares outstanding	11,960,225	11,915,830
Book Value per Common Share	$27.55	$27.84
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
EBITDAre and Adjusted EBITDAre
EBITDAre and Adjusted EBITDAre are non-GAAP financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. EBITDAre, as established by NAREIT, is defined as net income (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's pro rata share of EBITDAre of unconsolidated affiliates. Our presentation of Adjusted EBITDAre represents EBITDAre adjusted for net realized and unrealized (gain) loss on securities, non-cash; (gain) loss on extinguishment of debt; provision for loan (gain) loss; preferred dividend requirements; distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period; (gain) loss on settlement of ARO; and non-cash settlement of accounts payable.
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

The following table presents a reconciliation of Income Attributable to Common Stockholders, as reported in the Consolidated Statements of Income and Comprehensive Income to EBITDAre and Adjusted EBITDAre:

	For the Years Ended December 31,
	2018	2017	2016
Income Attributable to Common Stockholders	$34,163,499	$24,648,802	$25,514,763
Add:
Interest expense, net	12,759,010	12,378,514	14,417,839
Depreciation, amortization, and ARO accretion	24,947,453	24,047,710	22,522,871
Less:
Gain on the sale of leased property, net	11,723,257	—	—
Income tax (expense) benefit	2,418,726	(2,345,318)	464,420
Non-controlling interest attributable to depreciation, amortization, and interest expense(1)	—	2,283,024	2,448,157
EBITDAre(2)	57,727,979	61,137,320	59,542,896
Add:
Loss on extinguishment of debt	—	336,933	—
Provision for loan (gain) loss	(36,867)	—	5,014,466
Preferred dividend requirements	9,548,377	7,953,988	4,148,437
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period(3)	—	148,649	(117,004)
Loss on settlement of ARO	310,941	—	—
Less:
Net realized and unrealized gain (loss) on securities, non-cash(4)	(1,845,309)	1,410,921	819,850
Non-cash settlement of accounts payable	—	221,609	—
Adjusted EBITDAre(2)	$69,395,739	$67,944,360	$67,768,945
(1) ARO accretion expense has no impact on non-controlling interest. For the year ended December 31, 2018, there is no noncontrolling interest outstanding.
(2) Effective March 31, 2018, we now present EBITDAre, reported in accordance with NAREIT guidelines, and Adjusted EBITDAre as supplemental measures of our performance. Our prior year presentation has been updated to conform with the current year presentation.

(3) We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict our share of income and losses from the investment in the security, previously unrealized gains can be reclassified as dividend income.

(4) Realized gains of $1.2 million related to the sale of interests in Lightfoot LP and Lightfoot GP have been excluded from Adjusted EBITDA for the year ended December 31, 2017. Refer to Part IV, Item 15, Note 10 ("Fair Value") for additional discussion.

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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the years ended December 31, 2018, 2017 and 2016. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus (gain) loss on extinguishment of debt, provision for loan (gain) loss, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, amortization of above market leases, income tax expense (benefit) unrelated to securities investments, non-cash costs associated with derivative instruments, (gain) loss on the settlement of ARO, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Years Ended December 31,
	2018	2017	2016
Net Income attributable to CorEnergy Stockholders	$43,711,876	$32,602,790	$29,663,200
Less:
Preferred Dividend Requirements	9,548,377	7,953,988	4,148,437
Net Income attributable to Common Stockholders	$34,163,499	$24,648,802	$25,514,763
Add:
Depreciation	24,355,959	23,292,713	21,704,275
Less:
Gain on the sale of leased property, net	11,723,257	—	—
Non-Controlling Interest attributable to NAREIT FFO reconciling items	—	1,632,546	1,645,819
NAREIT funds from operations (NAREIT FFO)	$46,796,201	$46,308,969	$45,573,219
Add:
Distributions received from investment securities	106,795	949,646	1,028,452
Income tax expense (benefit) from investment securities	(682,199)	1,000,084	760,036
Less:
Net distributions and dividend income	106,795	680,091	1,140,824
Net realized and unrealized gain (loss) on other equity securities	(1,845,309)	1,531,827	824,482
Funds from operations adjusted for securities investments (FFO)	$47,959,311	$46,046,781	$45,396,401
Add:
Loss of extinguishment of debt	—	336,933	—
Provision for loan (gain) loss, net of tax	(36,867)	—	4,409,359
Transaction costs	521,311	592,068	520,487
Amortization of debt issuance costs	1,414,457	1,661,181	2,025,478
Amortization of deferred lease costs	91,932	91,932	91,932
Accretion of asset retirement obligation	499,562	663,065	726,664
Non-cash (gain) loss associated with derivative instruments	—	33,763	(75,591)
Loss on settlement of ARO	310,941	—	—
Less:
Non-cash settlement of accounts payable	—	221,609	—
Income tax (expense) benefit	1,736,527	(1,345,234)	619,349
Non-Controlling Interest attributable to AFFO reconciling items	—	13,154	37,113
Adjusted funds from operations (AFFO)	$49,024,120	$50,536,194	$52,438,268

Weighted Average Shares of Common Stock Outstanding:
Basic	11,935,021	11,900,516	11,901,985
Diluted	15,389,180	15,355,061	15,368,370
NAREIT FFO attributable to Common Stockholders
Basic	$3.92	$3.89	$3.83
Diluted (1)	$3.61	$3.59	$3.54
FFO attributable to Common Stockholders
Basic	$4.02	$3.87	$3.81
Diluted (1)	$3.69	$3.57	$3.53
AFFO attributable to Common Stockholders
Basic	$4.11	$4.25	$4.41
Diluted (2)	$3.70	$3.81	$3.93
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

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Fiscal 2018 Quarters Ended
	March 31	June 30	September 30	December 31
Net Income attributable to CorEnergy Stockholders	$7,707,708	$7,810,849	$7,697,324	$20,495,995
Less:
Preferred Dividend Requirements	2,396,875	2,396,875	2,396,875	2,357,752
Net Income attributable to Common Stockholders	$5,310,833	$5,413,974	$5,300,449	$18,138,243
Add:
Depreciation	6,138,419	6,139,171	6,138,548	5,939,821
Less:
Gain on the sale of leased property, net	—	—	—	11,723,257
NAREIT funds from operations (NAREIT FFO)	$11,449,252	$11,553,145	$11,438,997	$12,354,807
Add:
Distributions received from investment securities	3,951	55,714	5,627	41,503
Net realized and unrealized (gain) loss on other equity securities	(13,966)	881,100	930,147	48,028
Less:
Net distributions and dividend income	3,951	55,714	5,627	41,503
Income tax benefit from investment securities	21,487	220,500	249,420	190,792
Funds from operations adjusted for securities investments (FFO)	$11,413,799	$12,213,745	$12,119,724	$12,212,043
Add:
Provision for loan (gain) loss, net of tax	500,000	—	—	(536,867)
Transaction costs	32,281	24,615	66,895	397,520
Amortization of debt issuance costs	353,544	353,637	353,639	353,637
Amortization of deferred lease costs	22,983	22,983	22,983	22,983
Accretion of asset retirement obligation	127,928	127,928	127,928	115,778
Loss on settlement of ARO	—	—	—	310,941
Less:
Income tax benefit	423,339	394,349	497,247	421,592
Adjusted funds from operations (AFFO)	$12,027,196	$12,348,559	$12,193,922	$12,454,443

Weighted Average Shares of Common Stock Outstanding:
Basic	11,918,904	11,928,297	11,939,360	11,953,098
Diluted	15,373,450	15,382,843	15,393,644	15,406,371
NAREIT FFO attributable to Common Stockholders
Basic	$0.96	$0.97	$0.96	$1.03
Diluted (1)	$0.89	$0.89	$0.89	$0.94
FFO attributable to Common Stockholders
Basic	$0.96	$1.02	$1.02	$1.02
Diluted (1)	$0.89	$0.94	$0.93	$0.93
AFFO attributable to Common Stockholders
Basic	$1.01	$1.04	$1.02	$1.04
Diluted (2)	$0.91	$0.93	$0.92	$0.94
(1) Diluted per share calculations include dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization.
(2) Diluted per share calculations include a dilutive adjustment for convertible note interest expense.

Table of Contents	Glossary of Defined Terms

RECENT TRANSACTIONS
We engaged in a number of asset and junior capital transactions between December 2018 and February 2019. On December 21, 2018, we entered into a Purchase and Sale Agreement with Zenith Terminals, our tenant under the Portland Lease Agreement and the operator of the Joliet Terminal, to sell the Portland Terminal Facility and our remaining interest in the Joliet Terminal for an aggregate consideration of $61.0 million. We purchased the Portland Terminal Facility in January 2014 for $41.7 million, and we invested an additional $10.0 million for improvements in the asset. We acquired the equity interest in Joliet in conjunction with the reinvestment requirements from the Arc Logistics merger with Zenith in December 2017. The Joliet equity interest was valued at its transacted value of $1.2 million. For additional information, refer to Part IV, Item 15, Note 3 ("Leased Properties And Leases") and Note 10 ("Fair Value") included in this Report.
The sale resulted in the removal of the net carrying value of the Portland Terminal Facility of approximately $45.7 million from leased property and a reduction to other equity securities, at fair value, of approximately $1.2 million on the Consolidated Balance Sheets. In return, cash increased by an aggregate of $56.0 million, net of transaction costs. The remaining $5.0 million in consideration was in the form of a note receivable, which was paid on January 7, 2019. The Portland Terminal Facility had been generating lease revenue of approximately $6.2 million annually. Depreciation expense is expected to decrease by approximately $1.2 million annually. Given the triple-net lease of the Portland Terminal Facility, we incurred minimal expenses and we do not expect a significant cost savings following the sale, other than a potential reduction in management fee if the assets are not replaced with other Managed Assets. We do not anticipate receiving a material gain, or loss, on equity securities investments from our current portfolio going forward.
On January 16, 2019, we announced that, pursuant to privately negotiated agreements, three holders of our Convertible Notes had exchanged approximately $43.8 million of Convertible Notes for an aggregate amount of 837,040 shares of our common stock and aggregate cash considerations of $19.8 million. Subsequent to the exchange, the face value of the Convertible Notes outstanding was reduced from approximately $114.0 million to approximately $70.2 million, while equity increased $28.9 million as a result of the issuance of common stock. The increase in equity is expected to be reduced by a loss on extinguishment of debt of approximately $5.0 million. We anticipate the exchange transaction will reduce interest expense on the Consolidated Statements of Income by approximately $3.1 million annually. Dividend payments would be expected to increase by approximately $2.5 million annually, at the current dividend rate of $3.00 per share.
Over the course of 2018 and early 2019, we repurchased an aggregate of $4.5 million par value of Series A Preferred Stock. These repurchases are expected to save approximately $332 thousand annually in dividend payments. We have approximately $5.7 million remaining on our Board of Directors' authorization to repurchase preferred stock, through August 5, 2019. If preferred share repurchases were completed up to the authorized $10.0 million limit and at prices consistent with the repurchases to date, the total dividend savings is estimated to be approximately $770 thousand. There can be no assurance that we will continue to repurchase preferred securities.
DIVIDENDS
Our portfolio of real property assets and promissory notes generates cash flow to us from which we pay distributions to stockholders. For the period ended December 31, 2018, the primary sources of our stockholder distributions include lease revenue and transportation and distribution revenue from our real property assets. Deterioration in the cash flows generated by any of these sources may impact our ability to fund distributions to stockholders.
We believe that (i) the accretion from our 2017 acquisition of Prudential's 18.95 percent equity interest in Pinedale LP, (ii) revenue growth from existing contracts through inflation-based escalators and participating rents, as well as (iii) the results of the MoGas FERC rate case proceedings initiated in the second quarter of 2018, will adequately offset the lost revenue from the step-down in rate associated with the new Spire contract effective in November 2018. We also believe that a number of actions can be taken to adequately offset the lost revenue from the sale of the Portland Terminal, which include the combination of (i) additional investments in revenue generating assets and (ii) deleveraging of the Company's balance sheet through preferred equity and convertible debt repurchases, at attractive market prices. However, we regularly assess our ability to pay and to grow our dividend to common stockholders, and there is no assurance that we will continue to make regular dividend payments at current levels.
Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year. Refer to Part IV, Item 15, Note 6 ("Income Taxes") included in this Report for information on characterization of distributions for federal income tax purposes for the years ended December 31, 2018, 2017 and 2016.

Table of Contents	Glossary of Defined Terms

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
The following table sets forth common stock distributions for the years ended December 31, 2018, 2017 and 2016. Distributions are shown in the period in which they were declared.

Common Dividends
Amount
2018
Fourth Quarter	$0.7500
Third Quarter	0.7500
Second Quarter	0.7500
First Quarter	0.7500

2017
Fourth Quarter	$0.7500
Third Quarter	0.7500
Second Quarter	0.7500
First Quarter	0.7500

2016
Fourth Quarter	$0.7500
Third Quarter	0.7500
Second Quarter	0.7500
First Quarter	0.7500
The following table sets forth preferred stock distributions for the years ended December 31, 2018, 2017 and 2016:

Preferred Dividends
Amount
2018
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609

2017
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609

2016
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609
On February 28, 2019, we paid fourth quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Cumulative Redeemable Preferred Stock.
FEDERAL AND STATE INCOME TAXATION
In 2013 we qualified, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes (which we refer to as the "REIT Election"). Because certain of our assets may not produce REIT-qualifying income or be

Table of Contents	Glossary of Defined Terms

treated as interests in real property, those assets are held in wholly-owned TRSs in order to limit the potential that such assets and income could prevent us from qualifying as a REIT.
We elected to be taxed as a REIT for 2013 and subsequent years and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as qualified dividend income ("QDI"). To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution will be treated as QDI. While regular REIT dividends are not eligible for the reduced QDI tax rates, with respect to taxable years beginning after December 31, 2017 and before January 1, 2026, Section 199A of the Code typically permits a 20 percent deduction against taxable income for noncorporate taxpayers for qualified business income, which includes dividends from a REIT received during the tax year that is not a capital gain dividend or a dividend qualifying for the QDI rate, subject to certain income limitations.
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
Our other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, we report our allocable share of taxable income in computing our taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
If we cease to qualify as a REIT, we, as a C corporation, would be obligated to pay federal and state income tax on our taxable income. For 2018, the federal income tax rate for a corporation was 21 percent.
The Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted on December 22, 2017. The 2017 Tax Act reduced the US federal corporate tax rate from 35 percent to 21 percent. The 2017 Tax Act also repealed the alternative minimum tax for corporations. At December 31, 2018, we have completed our accounting for the tax effects of enactment of the 2017 Tax Act. We have remeasured deferred tax assets and liabilities based on the updated rates at which they are expected to reverse in the future, which resulted in a $1.3 million transition adjustment that reduced net deferred tax assets. We will continue to assess the impact of new tax legislation, as well as any future regulations and updates provided by the tax authorities. Refer to Part IV, Item 15, Note 6 ("Income Taxes") for additional information.
MAJOR TENANTS
As of December 31, 2018, we had two significant leases following the sale of the Portland Terminal Facility and termination of Portland Lease Agreement on December 21, 2018. For additional information concerning these leases, see Part I, Item 2, "Properties" and Part IV, Item 15, Note 3 ("Leased Properties And Leases") included in this Report. The table below displays the impact of significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2018	2017	2018	2017	2016
Pinedale LGS (2)	44.5%	39.9%	35.2%	31.2%	30.4%
Grand Isle Gathering System	55.2%	49.7%	55.9%	59.1%	59.8%
Portland Terminal Facility (3)	—%	10.1%	8.8%	9.6%	9.7%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $4.3 million and $587 thousand for the years ended December 31, 2018 and 2017, respectively.
(3) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement. Refer to Part IV, Item 15, Note 3 ("Leased Properties and Leases") for additional information.

Table of Contents	Glossary of Defined Terms

ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, are included in Part I, Item 2, "Properties" and in Part IV, Item 15, Note 3 ("Leased Properties And Leases") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio during the year ended December 31, 2018 and through the date of this Report.
Grand Isle Gathering System
On October 18, 2018, EGC completed its previously announced acquisition by the privately-held Gulf of Mexico operator, Cox Oil, for approximately $322.0 million. With the purchase of EGC by Cox Oil, it is anticipated that EGC will remain a separate subsidiary owned by an affiliate of Cox Oil and that EGC (not Cox Oil) will continue to be the guarantor of the tenant's obligation under the Lease Agreement. As a material contract for EGC, we expect all terms and conditions under the lease will continue to be met, including asset maintenance and reporting requirements.
Pinedale LGS
UPL continues to make strides to strengthen its balance sheet. On December 26, 2018, UPL closed on a debt exchange agreement to reduce its long-term debt by approximately $235.0 million. Following incremental agreements, UPL exchanged a total of approximately $549.6 million aggregate principal amount of its 6.875% Senior Notes, due 2022 and $275.0 million aggregate principal amount of its 7.125% Senior Notes due 2025 for approximately $572.0 million of new 9.00% Cash and 2.00% paid-in-kind Senior Secured Second Lien Notes due July 2024 and approximately 10.9 million new warrants, entitling each holder thereof to purchase one common share of UPL. On January 17, 2019, UPL announced that the U.S. Court of Appeals for the Fifth Circuit reversed a bankruptcy court decision on make-whole claims which had required UPL to pay approximately $400.0 million to various creditors following its emergence from Chapter 11 bankruptcy.
UPL announced that it secured an amendment on its credit facility that increases the allowed leverage metric and provides certain adjustments to the calculation of EBITDAX in its leverage calculation. With the amendment, UPL also accelerated the semi-annual redetermination of its borrowing base, which was reaffirmed at $1.3 billion for the spring of 2019.
UPL stated that in the third quarter of 2018, vertical well costs trended downward and that they are focusing drilling and operations on these wells. Results from UPL's horizontal wells were mixed and its team is analyzing the technical data in order to unlock future material incremental value from the Pinedale field. UPL maintained a three-rig program in the fourth quarter of 2018, drilling 23 vertical wells and announced production within its guidance range. Production for 2018 totaled 275.1 Bcfe and UPL brought online 94 vertical wells and 16 horizontal wells. At the end of 2018, UPL's total proved reserves were 3,062.5 Bcfe, which they valued at $2.4 billion, before tax PV-10 percent.
On January 29, 2019, UPL received notification from the NASDAQ Stock Market LLC ("NASDAQ") that its common shares were not fulfilling the $1.00 per share minimum bid price requirement. The notice has no immediate effect on the stock, which will continue to trade on the NASDAQ under the symbol "UPL". The company has 180 days from that date to comply with the minimum bid price requirement and UPL has stated that it will continue to monitor its share price and will consider all available options to regain compliance.
UPL has named David Honeyfield as Chief Financial Officer and Andrew Kidd as General Counsel. UPL also moved its headquarters to Englewood, Colorado, from Houston Texas.
MoGas Pipeline
Effective March 1, 2017, MoGas entered into a long-term firm transportation services agreement with Spire, its largest customer. The agreement, which amends a prior agreement, extends the termination date for Spire's existing firm transportation agreement from October 31, 2017 to October 31, 2030. During the entire extended term, Spire will continue to reserve 62,800 dekatherms per day of firm transportation capacity on MoGas. This service continued at the full tariff rate of $12.385 per dekatherm per month until October 31, 2018, at which time the rate was reduced to $6.386 per dekatherm per month for the remainder of the agreement.
On May 31, 2018, MoGas filed a general rate case before FERC. The proposed change in rates seeks to (i) recover increases in capital, operating and maintenance expenditures incurred; (ii) mitigate for the substantial decrease in volumes due to the loss of a firm transportation contract with a St. Louis natural gas marketing entity; (iii) mitigate for the substantial decrease in revenue from Spire; and (iv) reflect changes in the corporate income tax rate associated with the 2017 Tax Cuts and Jobs Act. MoGas' proposed revenue requirement is approximately $20.0 million annually, and the proposed rates went into effect on December 1, 2018, subject to refund upon final ruling.

Table of Contents	Glossary of Defined Terms

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of December 31, 2018:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt	$37,472,000	$3,528,000	$7,056,000	$26,888,000	$—
Interest payments on Pinedale LP Debt		2,324,499	3,979,053	1,735,353	—
Convertible Debt(1)	113,958,000	—	113,958,000	—	—
Interest payments on Convertible Debt(1)		7,977,060	3,988,530	—	—
Totals		$13,829,559	$128,981,583	$28,623,353	$—
(1) Subsequent to December 31, 2018, the Company agreed to exchange $43.8 million face amount of Convertible Notes for cash and common stock, reducing (i) convertible debt outstanding to $70.2 million and (ii) projected convertible note interest expense to approximately $5.2 million and $2.5 million for the years ended December 31, 2019 and 2020, respectively.

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
IMPACT OF INFLATION AND DEFLATION
Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction, and weakened consumer demand. Restricted lending practices could impact our ability to obtain financings or to refinance our properties and our tenants' ability to obtain credit. During inflationary periods, we intend for substantially all of our tenant leases to be designed to mitigate the impact of inflation. Often, our leases include rent escalators that are based on the CPI, or other agreed upon metrics that increase with inflation.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2018, we had liquidity of approximately $192.0 million comprised of cash of $69.3 million plus revolver availability of $122.7 million. During 2018, our liquidity was enhanced through the sale of the Portland Terminal Facility and equity interest in Joliet to Zenith Terminals, which generated proceeds of approximately $61.0 million. Of the proceeds, approximately $56.0 million was received in cash while the remaining $5.0 million was in the form of a promissory note, which was paid on January 7, 2019.
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

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$48,622,740	$56,791,571	$51,108,652
Investing activities	56,816,490	7,595,477	479,090
Financing activities	(51,939,122)	(56,495,063)	(58,311,398)
Net increase (decrease) in cash and cash equivalents	$53,500,108	$7,891,985	$(6,723,656)
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2018 were primarily generated by (i) lease receipts of $62.3 million ($72.7 million lease revenue, net of $7.0 million of straight-line rent accrued during the period and $3.4 million of unearned revenue received in 2017), (ii) $12.5 million in net contributions from our operating subsidiaries MoGas and Omega, partially offset by (iii) $13.0 million in general and administrative expenses, (iv) $11.2 million in cash paid for interest and (v) a $1.3 million increase in accounts and other receivables during the period.
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
Net cash flows provided by operating activities for the year ended December 31, 2016 were primarily generated by (i) lease receipts of $59.6 million ($68.0 million lease revenue, net of $8.4 million of straight-line rent accrued during the period), (ii) $14.6 million in net contributions from our operating subsidiaries MoGas and Omega, (iii) $1.4 million in escrow proceeds associated with the sale of VantaCore and (iv) $1.0 million in distributions and dividends received, partially offset by (v) $12.9 million in cash paid for interest and (vi) $12.3 million in general and administrative expenses.
Cash Flows from Investing Activities
Net cash flows provided by investing activities for the year ended December 31, 2018 were primarily attributed to (i) the proceeds from the sale of the Portland Terminal Facility and equity interest in Joliet to Zenith Terminals, which generated proceeds of approximately $56.0 million, (ii) return of capital distributions on our Lightfoot investment of $664 thousand and (iii) principal payments associated with the Four Wood financing note receivable of $237 thousand.
Net cash flows provided by investing activities for the year ended December 31, 2017 were primarily attributed to $7.6 million in proceeds received from the sale of the majority of our equity securities. Refer to Part IV, Item 15, Note 10 ("Fair Value") for additional details.
Net cash flows provided by investing activities for the year ended December 31, 2016 were primarily attributable to (i) net proceeds from the sale of assets and liabilities held for sale of $645 thousand and (ii) proceeds received on foreclosure of BB Intermediate of $223 thousand, partially offset by (iii) funding to close operations of Black Bison and Four Wood financing notes of $202 thousand and (iv) purchases of property and equipment of $192 thousand.
Cash Flows from Financing Activities
Net cash flows used in financing activities for the year ended December 31, 2018 were primarily attributable to (i) common and preferred dividends paid of $34.3 million and $9.6 million, respectively, (ii) cash used to repurchase Series A Preferred Stock of $4.3 million, (iii) principal payments of $3.5 million on our secured credit facilities and (iv) $264 thousand of payments related to debt financing costs.
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

Table of Contents	Glossary of Defined Terms

offering proceeds on Series A Preferred Stock of $71.2 million and (viii) $41.0 million in proceeds from the Amended Pinedale Term Credit Facility.
Net cash flows used in financing activities for the year ended December 31, 2016 were primarily attributable to (i) principal payments of $60.1 million on our secured credit facilities, (ii) common and preferred dividends paid of $34.9 million and $4.1 million, respectively, (iii) repurchases of common stock of approximately $2.0 million and (iv) repurchases of convertible debt of approximately $900 thousand, partially offset by (v) $44.0 million drawn on the CorEnergy Revolver.
Revolving and Term Credit Facilities
CorEnergy Credit Facility
On July 8, 2015, we amended and upsized our then current $93.0 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153.0 million, consisting of (i) an increase in the CorEnergy Revolver to $105.0 million, (ii) the existing $3.0 million MoGas Revolver at the subsidiary entity level (as detailed below) and (iii) a $45.0 million term loan at the CorEnergy parent entity level (the "CorEnergy Term Loan" and, collectively with the upsized CorEnergy Revolver and the MoGas Revolver, the "CorEnergy Credit Facility"). Upon closing the CorEnergy Credit Facility, we drew $45.0 million on the CorEnergy Term Loan at the parent level to pay down the balance on the CorEnergy Revolver that had been used in funding the GIGS acquisition in June 2015.
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
Borrowings under the credit facility will typically bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on our senior secured recourse leverage ratio. The facility contains, among other restrictions, certain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods), all of which are substantially the same as under the prior facility.
We were in compliance with all covenants at December 31, 2018 and had approximately $122.7 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in this Report.
Amended Pinedale Term Credit Facility
In December 2012, Pinedale LP entered into a $70.0 million secured term credit facility with a lender that provided for monthly payments of principal and interest. Under the original agreement, outstanding balances under the credit facility typically accrued interest at a variable annual rate equal to LIBOR plus 3.25 percent and were secured by the Pinedale LGS. Pinedale LP was obligated each month to pay all accrued interest as well as principal payments of $294 thousand. The facility was set to expire at the end of December 2015, however, we extended the facility through March 30, 2016. Under the December 31, 2015 extension amendment, outstanding balances accrued interest at a variable annual rate equal to LIBOR plus 4.25 percent. Pinedale LP made principal payments totaling approximately $3.2 million during the extension period through March 30, 2016.

Table of Contents	Glossary of Defined Terms

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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Term Credit Facility is subject to (i) a minimum interest coverage ratio of 3.0 to 1.0, (ii) a maximum leverage ratio of 3.25 to 1.0 and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. We were in compliance with all covenants at December 31, 2018. For a summary of the additional material terms of the Pinedale Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in this Report for additional information.
Convertible Notes
On June 29, 2015, we completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020. The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.
At the present time, we may not redeem the Convertible Notes prior to the maturity date without the consent of the agent and lenders of the CorEnergy Credit Facility. Holders may convert their Convertible Notes into shares of our common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The current conversion rate for the Convertible Notes is 30.3030 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $33.00 per share of Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
As authorized by the Board of Directors, during May 2016, we repurchased $1.0 million of face value of the Convertible Notes. During the year ended December 31, 2018, certain holders elected to convert approximately $42 thousand of Convertible Notes for 1,271 shares of CorEnergy common stock. As of December 31, 2018, we had approximately $114.0 million of face value of the Convertible Notes outstanding. Refer to Part IV, Item 15, Note 17 ("Subsequent Events") included in this Report for information regarding the exchange of Convertible Notes for cash and common stock, with the requisite consent of the agent and lenders under the CorEnergy Credit Facility, subsequent to December 31, 2018.
Refer to Part IV, Item 15, Note 11 ("Debt") included in this Report for additional information concerning the Convertible Notes.
MoGas Revolver
In conjunction with the MoGas Transaction, MoGas Pipeline LLC and United Property Systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the "MoGas Revolver"), with certain lenders, including Regions Bank as agent for such lenders. Following subsequent amendments and restatements made on July 8, 2015 and July 28, 2017 in connection with the amendments and restatements of the CorEnergy Credit Facility, discussed above, commitments under the MoGas Revolver

Table of Contents	Glossary of Defined Terms

were reduced from the original level of $3.0 million to a current total of $1.0 million. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the CorEnergy Revolver. Refer to Part IV, Item 15, Note 11 ("Debt") for further information. As of December 31, 2018, the co-borrowers were in compliance with all covenants and there were no borrowings outstanding on the MoGas Revolver.
Mowood/Omega Revolver
On July 31, 2015, a $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank with a maturity date of July 31, 2016. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2019. The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2018.
Shelf Registration Statements
On October 30, 2018, we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan pursuant to a separate shelf registration statement filed with the SEC. As of December 31, 2018, we have issued 10,927 shares of common stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability of approximately 989,073 shares of common stock.
On November 9, 2018, we had a new shelf registration statement declared effective by the SEC replacing our previously filed shelf registration statement, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of December 31, 2018, we have not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. These investing activities have often been financed from the proceeds of our public equity and debt offerings as well as the term and credit facilities mentioned above. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings.
The following table presents our liquidity and capitalization as of December 31, 2018 and 2017. In addition, as a result of certain transactions that have occurred subsequent to December 31, 2018, including (i) the receipt of the $5.0 million payment on the Portland Terminal sale promissory note on January 7, 2019, (ii) the convertible debt exchange transaction on January 16, 2019, which is discussed within "Recent Transactions" above and (iii) additional preferred stock repurchases in January 2019, the "As Adjusted" column in the table presents our liquidity and capitalization after giving effect to these transactions:

Liquidity and Capitalization
	As Adjusted	December 31, 2018	December 31, 2017
Cash and cash equivalents	$54,395,406	$69,287,177	$15,787,069
Revolver availability	$122,721,258	$122,721,258	$140,499,846

Revolving credit facility	—	—	—
Long-term debt (including current maturities) (1)	106,738,286	150,038,380	152,777,437
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	125,493,175	125,555,675	130,000,000
Capital stock, non-convertible, $0.001 par value	12,797	11,960	11,916
Additional paid-in capital	349,164,642	320,295,969	331,773,716
Retained earnings	4,107,970	9,147,701	—
CorEnergy equity	478,778,584	455,011,305	461,785,632
Total CorEnergy capitalization	$585,516,870	$605,049,685	$614,563,069
(1) Long-term debt is presented net of discount and deferred debt costs.
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at December 31, 2018 and 2017, respectively.

Table of Contents	Glossary of Defined Terms

SUBSEQUENT EVENTS
For additional information regarding transactions that occurred subsequent to December 31, 2018, see Part IV, Item 15, Note 17 ("Subsequent Events") included in this annual Report on Form 10-K.
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
Long-Lived Assets
Our long-lived assets consist primarily of a subsea midstream pipeline system, liquids gathering system and natural gas pipelines that have been obtained through a business combination and asset acquisitions. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of our assets, are capitalized and depreciated over the remaining estimated useful life of the asset.
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
The projected cash flows of long-lived assets are primarily based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates, and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates. There were no impairments of long-lived assets recorded during the years ended December 31, 2018, 2017 or 2016.
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
We measure changes in the ARO liability due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The increase in the carrying amount of the liability is recognized as an expense classified as an operating item in the Consolidated Statements of Income, hereinafter referred to as ARO accretion expense. We periodically reassess the timing and amount of cash flows anticipated associated with the ARO and adjusts the fair value of the liability accordingly under the guidance in ASC 410-20.

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
Upon decommissioning of the ARO or a portion thereof, we reduce the fair value of the liability and recognize a (gain) loss on settlement of ARO as an operating item in the Consolidated Statements of Income for the difference between the liability and actual decommissioning costs incurred.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Historically, we have considered fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities as of December 31, 2018, there has been a substantial decline in our market risk exposure as compared to prior periods, as certain private equity investments were sold or disposed of by the end of 2018. Refer to Part IV, Item 15, Note 10 ("Fair Value") for additional details.
Historically, our securities portfolio was reported at fair value. The fair value of securities was determined using readily available market quotations from the principal market, if available. Because there were no readily available market quotations for any of the securities in our portfolio, we valued our securities at fair value as determined in good faith under a valuation policy and a consistently applied valuation process, which has been approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of securities that do not have readily available market quotations, the fair value of our securities in prior periods may differ significantly from the fair values that would have been used had a ready market quotation existed for such securities, and these differences could be material.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2018, we had long-term debt (net of current maturities) with a carrying value of $146.5 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable-rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at December 31, 2018, and accordingly, no market risk exposure on outstanding variable rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed our systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of December 31, 2018. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Report). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2018.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited CorEnergy Infrastructure Trust, Inc. internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CorEnergy Infrastructure Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, equity and cash flow for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Kansas City, Missouri
February 28, 2019

Table of Contents	Glossary of Defined Terms

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
As of December 31, 2018, we are an accelerated filer. As an accelerated filer for the fiscal year ended December 31, 2018, we are required to prepare and include in our annual report to stockholders for such period a report regarding management's assessment of our internal control over financial reporting under the Exchange Act and have included this report in Item 9A of this Annual Report on Form 10-K.
Additional information is incorporated herein by reference to the sections captioned "Nominees for Directors," "Incumbent Directors Continuing in Office," "Information About Executive Officers," "Board of Directors Meetings and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Stockholder Proposals and Nominations for the 2020 Annual Meeting" in our proxy statement for our 2019 Annual Stockholder Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections captioned "Director Compensation Table" and "Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2019 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections captioned "Security Ownership of Management and Certain Beneficial Owners" and "Director Compensation" in our proxy statement for our 2019 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections captioned "Nominees for Director," "Incumbent Directors Continuing in Office," "Board of Directors Meetings and Committees" and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2019 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Services" in our proxy statement for our 2019 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

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

10.2.4
Letter Agreement, dated June 30, 2017, concerning Incentive Fee for June 30, 2017 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 2, 2017).

10.2.5
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

10.2.6
Letter Agreement, dated December 31, 2017, concerning Incentive Fee for December 31, 2017 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2017, filed February 28, 2018).

10.2.7
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

Table of Contents	Glossary of Defined Terms

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

10.9.2
Second Amendment to Lease, dated June 28, 2018, by and between LCP Oregon Holdings, LLC and Zenith Energy Terminals Holdings LLC f/k/a Arc Terminals Holdings LLC (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 2, 2018).

10.10
Asset Purchase Agreement, dated January 21, 2014, by and between LCP Oregon Holdings, LLC and Arc Terminals Holdings LLC (incorporated by reference to the Registrant's current report on Form 8-K, filed January 22, 2014).

10.10.1
Asset Purchase and Sale Agreement, dated December 21, 2018, by and between LCP Oregon Holdings, LLC, Corridor Private Holdings, LLC and Zenith Energy Terminals Holdings LLC (incorporated by reference to the Registrant's current report on Form 8-K, filed December 28, 2018).

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

Table of Contents	Glossary of Defined Terms

21.1	Subsidiaries of the Company - filed herewith
23.1	Consent of Ernst & Young LLP dated February 28, 2019 - filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements - furnished herewith

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, equity and cash flow for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.
Kansas City, Missouri
February 28, 2019

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Leased property, net of accumulated depreciation of $87,154,095 and $72,155,753	$398,214,355	$465,956,467
Property and equipment, net of accumulated depreciation of $15,969,346 and $12,643,636	109,881,552	113,158,872
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $4,100,000	1,300,000	1,500,000
Note receivable	5,000,000	—
Other equity securities, at fair value	—	2,958,315
Cash and cash equivalents	69,287,177	15,787,069
Deferred rent receivable	25,942,755	22,060,787
Accounts and other receivables	5,083,243	3,786,036
Deferred costs, net of accumulated amortization of $1,290,236 and $623,764	2,838,443	3,504,916
Prepaid expenses and other assets	668,584	742,154
Deferred tax asset, net	4,948,203	2,244,629
Goodwill	1,718,868	1,718,868
Total Assets	$624,883,180	$633,418,113
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $210,891 and $254,646	37,261,109	40,745,354
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,180,729 and $1,967,917	112,777,271	112,032,083
Asset retirement obligation	7,956,343	9,170,493
Accounts payable and other accrued liabilities	3,493,490	2,333,782
Management fees payable	1,831,613	1,748,426
Income tax liability	—	2,204,626
Unearned revenue	6,552,049	3,397,717
Total Liabilities	$169,871,875	$171,632,481
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,555,675 and $130,000,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,222 and 52,000 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	$125,555,675	$130,000,000
Capital stock, non-convertible, $0.001 par value; 11,960,225 and 11,915,830 shares issued and outstanding at December 31, 2018 and December 31, 2017 (100,000,000 shares authorized)	11,960	11,916
Additional paid-in capital	320,295,969	331,773,716
Retained earnings	9,147,701	—
Total Equity	455,011,305	461,785,632
Total Liabilities and Equity	$624,883,180	$633,418,113
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
Revenue
Lease revenue	$72,747,362	$68,803,804	$67,994,130
Transportation and distribution revenue	16,484,236	19,945,573	21,094,112
Financing revenue	—	—	162,344
Total Revenue	89,231,598	88,749,377	89,250,586
Expenses
Transportation and distribution expenses	7,210,748	6,729,707	6,463,348
General and administrative	13,042,847	10,786,497	12,270,380
Depreciation, amortization and ARO accretion expense	24,947,453	24,047,710	22,522,871
Provision for loan (gain) loss	(36,867)	—	5,014,466
Total Expenses	45,164,181	41,563,914	46,271,065
Operating Income	$44,067,417	$47,185,463	$42,979,521
Other Income (Expense)
Net distributions and dividend income	$106,795	$680,091	$1,140,824
Net realized and unrealized gain (loss) on other equity securities	(1,845,309)	1,531,827	824,482
Interest expense	(12,759,010)	(12,378,514)	(14,417,839)
Gain on the sale of leased property, net	11,723,257	—	—
Loss on extinguishment of debt	—	(336,933)	—
Total Other Expense	(2,774,267)	(10,503,529)	(12,452,533)
Income before income taxes	41,293,150	36,681,934	30,526,988
Taxes
Current tax expense (benefit)	(585,386)	2,831,658	(313,107)
Deferred tax benefit	(1,833,340)	(486,340)	(151,313)
Income tax expense (benefit), net	(2,418,726)	2,345,318	(464,420)
Net Income	43,711,876	34,336,616	30,991,408
Less: Net Income attributable to non-controlling interest	—	1,733,826	1,328,208
Net Income attributable to CorEnergy Stockholders	$43,711,876	$32,602,790	$29,663,200
Preferred dividend requirements	9,548,377	7,953,988	4,148,437
Net Income attributable to Common Stockholders	$34,163,499	$24,648,802	$25,514,763

Net Income	$43,711,876	$34,336,616	$30,991,408
Other comprehensive income (loss):
Changes in fair value of qualifying hedges / AOCI attributable to CorEnergy stockholders	—	11,196	(201,993)
Changes in fair value of qualifying hedges / AOCI attributable to non-controlling interest	—	2,617	(47,226)
Net Change in Other Comprehensive Income (Loss)	$—	$13,813	$(249,219)
Total Comprehensive Income	43,711,876	34,350,429	30,742,189
Less: Comprehensive income attributable to non-controlling interest	—	1,736,443	1,280,982
Comprehensive Income attributable to CorEnergy Stockholders	$43,711,876	$32,613,986	$29,461,207
Earnings Per Common Share:
Basic	$2.86	$2.07	$2.14
Diluted	$2.79	$2.07	$2.14
Weighted Average Shares of Common Stock Outstanding:
Basic	11,935,021	11,900,516	11,901,985
Diluted	15,389,180	11,900,516	11,901,985
Dividends declared per share	$3.000	$3.000	$3.000
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31, 2015	11,939,697	$11,940	$56,250,000	$361,581,507	$190,797	$—	$26,160,062	$444,194,306
Net Income	—	—	—	—	—	29,663,200	1,328,208	30,991,408
Net change in cash flow hedges	—	—	—	—	(201,993)	—	(47,226)	(249,219)
Total comprehensive income (loss)	—	—	—	—	(201,993)	29,663,200	1,280,982	30,742,189
Repurchase of common stock	(90,613)	(91)	—	(2,041,760)	—	—	—	(2,041,851)
Series A preferred stock dividends	—	—	—	—	—	(4,148,437)	—	(4,148,437)
Common stock dividends	—	—	—	(10,197,853)	—	(25,514,763)	—	(35,712,616)
Common stock issued under director's compensation plan	2,551	2	—	59,998	—	—	—	60,000
Reinvestment of dividends paid to common stockholders	34,581	35	—	815,854	—	—	—	815,889
Balance at December 31, 2016	11,886,216	11,886	56,250,000	350,217,746	(11,196)	—	27,441,044	433,909,480
Net income	—	—	—	—	—	32,602,790	1,733,826	34,336,616
Amortization related to de-designated cash flow hedges	—	—	—	—	11,196	—	2,617	13,813
Total comprehensive income	—	—	—	—	11,196	32,602,790	1,736,443	34,350,429
Issuance of Series A cumulative redeemable preferred stock, 7.375% - redemption value	—	—	73,750,000	(2,588,469)	—	—	—	71,161,531
Series A preferred stock dividends	—	—	—	(727,001)	—	(7,500,733)	—	(8,227,734)
Common stock dividends	—	—	—	(10,592,143)	—	(25,102,057)	—	(35,694,200)
Common stock issued under director's compensation plan	1,979	2	—	67,498	—	—	—	67,500
Distributions to Non-controlling interest	—	—	—	—	—	—	(1,833,650)	(1,833,650)
Purchase of Non-controlling interest	—	—	—	(5,566,195)	—	—	(27,343,837)	(32,910,032)
Reinvestment of dividends paid to common stockholders	27,635	28	—	962,280	—	—	—	962,308
Balance at December 31, 2017	11,915,830	11,916	130,000,000	331,773,716	—	—	—	461,785,632
Cumulative transition adjustment upon the adoption of ASC 606, net of tax	—	—	—	(2,449,245)	—	—	—	(2,449,245)
Net income	—	—	—	—	—	43,711,876	—	43,711,876
Series A preferred stock dividends	—	—	—	—	—	(9,587,500)	—	(9,587,500)
Preferred stock repurchases(1)	—	—	(4,444,325)	158,218	—	10,554	—	(4,275,553)
Common stock dividends	—	—	—	(10,806,660)	—	(24,987,229)	—	(35,793,889)
Common stock issued under director's compensation plan	1,807	2	—	67,498	—	—	—	67,500
Common stock issued upon conversion of convertible notes	1,271	1	—	42,653	—	—	—	42,654
Reinvestment of dividends paid to common stockholders	41,317	41	—	1,509,789	—	—	—	1,509,830
Balance at December 31, 2018 (2)	11,960,225	$11,960	$125,555,675	$320,295,969	$—	$9,147,701	$—	$455,011,305
See accompanying Notes to Consolidated Financial Statements.
(1) In connection with the repurchases of Series A Preferred Stock during 2018, the deduction to preferred dividends of $10,554 represents the discount in the repurchase price paid compared to the carrying amount derecognized.

(2) The retained earnings balance at December 31, 2018 was generated due to the timing of quarterly dividends and quarterly net income. In the fourth quarter of 2018, net income was greater than dividends due to the gain on sale of leased property, net from the sale of the Portland Terminal Facility resulting in a retained earnings balance as of December 31, 2018.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2018	2017	2016
Operating Activities
Net Income	$43,711,876	$34,336,616	$30,991,408
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	(1,845,710)	(486,340)	(151,313)
Depreciation, amortization and ARO accretion	26,361,907	25,708,891	24,548,350
Gain on sale of leased property, net	(11,723,257)	—	—
Provision for loan (gain) loss	(36,867)	—	5,014,466
Loss on extinguishment of debt	—	336,933	—
Non-cash settlement of accounts payable	—	(221,609)	—
(Gain) loss on sale of equipment	(8,416)	4,203	—
Gain on repurchase of convertible debt	—	—	(71,702)
Net distributions and dividend income, including recharacterization of income	—	148,649	(117,004)
Net realized and unrealized (gain) loss on other equity securities	1,845,309	(1,531,827)	(781,153)
Unrealized gain on derivative contract	—	—	(75,591)
Settlement of derivative contract	—	—	(95,319)
Loss on settlement of asset retirement obligation	310,941	—	—
Common stock issued under directors compensation plan	67,500	67,500	60,000
Changes in assets and liabilities:
Increase in deferred rent receivables	(7,038,848)	(7,184,005)	(8,360,036)
(Increase) decrease in accounts and other receivables	(1,297,207)	752,848	(174,390)
Decrease in financing note accrued interest receivable	—	—	95,114
(Increase) decrease in prepaid expenses and other assets	73,505	(16,717)	329,735
Increase (decrease) in management fee payable	83,187	13,402	(28,723)
Increase (decrease) in accounts payable and other accrued liabilities	476,223	(225,961)	(231,151)
Increase (decrease) in income tax liability	(2,204,626)	2,204,626	—
Increase (decrease) in unearned revenue	(152,777)	2,884,362	155,961
Net cash provided by operating activities	$48,622,740	$56,791,571	$51,108,652
Investing Activities
Proceeds from the sale of leased property	55,553,975	—	—
Proceeds from sale of other equity securities	449,067	7,591,166	—
Proceeds from assets and liabilities held for sale	—	—	644,934
Purchases of property and equipment, net	(105,357)	(116,595)	(191,926)
Proceeds from asset foreclosure and sale	17,999	—	223,451
Principal payment on financing note receivable	236,867	—	—
Increase in financing notes receivable	—	—	(202,000)
Return of capital on distributions received	663,939	120,906	4,631
Net cash provided by investing activities	$56,816,490	$7,595,477	$479,090
Financing Activities
Debt financing costs	(264,010)	(1,462,741)	(193,000)
Net offering proceeds on Series A preferred stock	—	71,161,531	—
Repurchases of common stock	—	—	(2,041,851)
Repurchases of convertible debt	—	—	(899,960)
Repurchases of Series A preferred stock	(4,275,553)	—	—
Dividends paid on Series A preferred stock	(9,587,500)	(8,227,734)	(4,148,437)
Dividends paid on common stock	(34,284,059)	(34,731,892)	(34,896,727)
Distributions to non-controlling interest	—	(1,833,650)	—
Advances on revolving line of credit	—	10,000,000	44,000,000
Payments on revolving line of credit	—	(54,000,000)	—

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,
	2018	2017	2016
Proceeds from term debt	—	41,000,000	—
Principal payments on secured credit facilities	(3,528,000)	(45,600,577)	(60,131,423)
Purchase of non-controlling interest	—	(32,800,000)	—
Net cash used in financing activities	$(51,939,122)	$(56,495,063)	$(58,311,398)
Net Change in Cash and Cash Equivalents	$53,500,108	$7,891,985	$(6,723,656)
Cash and Cash Equivalents at beginning of period	15,787,069	7,895,084	14,618,740
Cash and Cash Equivalents at end of period	$69,287,177	$15,787,069	$7,895,084

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,200,835	$10,780,150	$12,900,901
Income taxes paid (net of refunds)	2,136,563	199,772	37,736

Non-Cash Investing Activities
Note receivable in consideration of the sale of leased property	$5,000,000	$—	$—
Investment in other equity securities	—	(1,161,034)	—
Change in accounts and other receivables	—	—	(450,000)
Net change in Assets Held for Sale, Property and equipment, Prepaid expenses and other assets, Accounts payable and other accrued liabilities and Liabilities held for sale	—	—	(1,776,549)

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$(255,037)	$255,037	$—
Reinvestment of distributions by common stockholders in additional common shares	1,509,830	962,308	815,889
Common stock issued upon conversion of convertible notes	42,654	—	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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
The FASB issued ASU 2015-02 Consolidations (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated in the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based on the general partners' roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon this evaluation and the Company's 100 percent ownership interest in Pinedale LP (2018) and Grand Isle Corridor LP (2016-2018) and the majority ownership interest in Pinedale LP (2016-2017) of the limited partnership interests, the consolidated financial statements presented include full consolidation with respect to both of the partnerships.
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
D. Long-Lived Asset Impairment – The Company's long-lived assets consist primarily of a subsea midstream pipeline system, liquids gathering system and natural gas pipelines that have been obtained through asset acquisitions and a business combination. Management continually monitors its business, the business environment and performance of its operations to determine if an event has occurred that indicates that the carrying value of a long-lived asset may be impaired. When a triggering event occurs, which is a determination that involves judgment, management utilizes cash flow projections to assess its ability to recover the carrying value of its assets based on the Company's long-lived assets' ability to generate future cash flows on an undiscounted basis. This differs from the evaluation of goodwill, for which the recoverability assessment utilizes fair value estimates that include discounted cash flows in the estimation process and accordingly any goodwill impairment recognized may not be indicative of a similar impairment of the related underlying long-lived assets.
Management's projected cash flows of long-lived assets are primarily based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, management records an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from management's estimates. There were no impairments of long-lived assets recorded during the years ended December 31, 2018, 2017 or 2016.
E. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company does determine an allowance is necessary, the amount deemed uncollectable is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if the Company does not otherwise expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will typically cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the years ended December 31, 2018, 2017 and 2016, the Company recorded provisions for loan (gain) loss of approximately $(37) thousand, $0 and 5.0 million, respectively. The Company's financing notes receivable are discussed more fully in Note 5 ("Financing Notes Receivable").
F. Investment Securities – The Company's investments in securities are classified as other equity securities and represent interests in private companies which the Company has elected to report at fair value under the fair value option. These investments are subject to restrictions on resale, have no established trading market and are valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which are determined in accordance with procedures approved by the Company's Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.

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
I. Accounts and other receivables – Accounts receivable are presented at face value net of an allowance for doubtful accounts within accounts and other receivables on the balance sheet. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. For the years ended December 31, 2018 and 2017, the Company determined that an allowance for doubtful accounts was not necessary.
J. Deferred rent receivables – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees, as discussed within Note 3 ("Leased Properties And Leases"). Lease receivables primarily represent timing differences between straight-line revenue recognition and contractual lease receipts. As of December 31, 2018, lease payments by the Company's tenants have remained timely and without lapse.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Effective January 1, 2017, the Company elected to early adopt this standard.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Step one compares the fair value of the reporting unit to its carrying value to identify and measure any potential impairment. The reporting unit fair value is based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved ("Discounted Cash Flow" or "DCF"). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. Forecasted cash flows require management to make judgments and assumptions, including estimates of future volumes and rates. Declines in volumes or rates from those forecasted, or other changes in assumptions, may result in a change in management's estimate and result in an impairment.
The Company elected to perform a qualitative goodwill impairment assessment for the years ended December 31, 2018 and 2017. In performing the qualitative assessment, the Company analyzed the key drivers and other external factors that impact the business in order to determine if any significant events, transactions or other factors had occurred or are expected to occur that would impair earnings or competitiveness, therefore impairing the fair value of the MoGas reporting unit. After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the MoGas reporting unit was less than the carrying value, and so it was not necessary to perform the quantitative step one valuation. Key drivers that were considered in the qualitative evaluation of the MoGas reporting unit included: general economic conditions, continued recovery of the energy markets, natural gas pricing, input costs, liquidity and capital resources and customer outlook. Additionally, the Company considered the quantitative impairment analysis performed as of December 31, 2016, including potential updates to key valuation assumptions, in determining that it was not more likely than not that goodwill was impaired for the current year assessment.
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
The Company measures changes in the ARO liability due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The increase in the carrying amount of the liability is recognized as an expense classified as an operating item in the Consolidated Statements of Income, hereinafter referred to as ARO accretion expense. The Company periodically reassesses the timing and amount of cash flows anticipated associated with the ARO and adjusts the fair value of the liability accordingly under the guidance in ASC 410-20.
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
Upon decommissioning of the ARO or a portion thereof, the Company reduces the fair value of the liability and recognizes a (gain) loss on settlement of ARO as an operating item in the Consolidated Statements of Income for the difference between the liability and actual decommissioning costs incurred.
Refer to Note 12 ("Asset Retirement Obligation") for additional information.
N. Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers ("ASU 2014-09" or "ASC 606"), which became effective for all public entities on January 1, 2018. ASC 606 supersedes previously existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g. leases). The model requires an entity to recognize as revenue the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. A substantial portion of the Company's revenue consists of rental income from leasing arrangements, which is specifically excluded from ASC 606. However, the Company's transportation and distribution revenue is within the scope of the new guidance. The Company adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. The Company elected to apply the guidance only to open contracts as of the effective date. The Company recognized the cumulative effect of applying the new standard as an adjustment to the opening balance of stockholders' equity. The comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. Refer to

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Note 4 ("Transportation And Distribution Revenue") for further discussion of the transition impact and related disclosures under ASC 606.
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

•
Transportation and distribution revenue – The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of natural gas supply, transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and expansion. Transportation revenues are recognized by MoGas and distribution revenues are recognized by Omega and Omega Gas Marketing, LLC.

◦
Under the Company's natural gas supply, transportation and distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as natural gas is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract. The transaction price is calculated based on (i) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) FERC regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual CPI escalators) in the case of the Company's distribution agreement. Based on the nature of the agreements, revenue for all but one of the Company's natural gas supply, transportation and distribution performance obligations is recognized on a right to invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer. The Company has a contract with one customer, Spire, that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation beginning in 2018 with the adoption of ASC 606. All invoicing is done in the month following service, with payment typically due a month from invoice date.

◦
The Company's contracts also contain performance obligations related to system maintenance and expansion, which are completed on an as-needed basis. The work performed is specific and tailored to the customer's needs and there are no alternative uses for the services provided. Therefore, as the work is being completed, control is transferring to the customer. These services are billed at the Company's cost, plus an agreed upon margin, and the Company has an enforceable right to payment for services provided. The Company invoices for this service on a monthly basis according to an agreed upon billing schedule. Revenue is recognized on an input method, based on the actual cost of a service as a measure of performance obligations satisfaction, which the Company determined to be the method which faithfully depicts the transfer of services. Differences between the amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets. Any differences are typically expected to be recognized within a year.

◦
Beginning February 1, 2016, due to changes that commenced under a new contract with the Department of Defense ("DOD"), gas sales and cost of gas sales are presented on a net basis in the transportation and distribution revenue line. The Company continues to present the gas sales and cost of gas sales on a net basis upon adoption of ASC 606.

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Historically, Omega's amounts paid for gas and propane delivered to customers were presented as cost of sales. Beginning February 1, 2016, under a new contract with the DOD, amounts paid by Omega for gas and propane are netted against sales and are presented in the transportation and distribution revenue line. See paragraph (N) above.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The Company's other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the year ended December 31, 2018, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
If the Company ceased to qualify as a REIT, the Company, as a C corporation, would be obligated to pay federal and state income tax on its taxable income.
V. Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02" or "ASC 842"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. At adoption, the standard will be applied using a modified retrospective approach. Alternatively, ASU 2018-11, Leases (Topic 842) Targeted Improvements, allows the Company to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings and to continue to apply legacy guidance in ASC 840, Leases, including its disclosures requirements, in the comparative periods presented in the year of adoption. The Company has substantially completed its evaluation of the impact of the standard on its consolidated financial statements and related disclosures and expects that it will record a right of use asset and lease liability of less than $100 thousand on January 1, 2019 for its lessee operating leases.
The Company also concluded that Omega's long-term contract with the DOD to provide natural gas distribution to Fort Leonard Wood through Omega's pipeline distribution system on the military post meets the definition of a lease under ASC 842. Omega is the lessor in the contract and the lease is expected to be classified as an operating lease. The Company noted the non-lease component is the predominant component in the lease, and the timing and pattern of transfer of the lease component and the associated non-lease components are the same. Therefore, the Company expects to elect a practical expedient that allows lessors to not separate lease and related non-lease components if the non-lease components otherwise would be accounted for in accordance with the revenue standard under ASC 606. With the expected election of this practical expedient, the Company is expected to account for the DOD contract under the revenue standard, which is consistent with the Company's current accounting for the contract.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements. The amendments add disclosure requirements for the changes in unrealized gains and losses for the period that are held in other comprehensive income for recurring Level 3 fair value measurements as well as disclosure requirements for the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Management does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
3. LEASED PROPERTIES AND LEASES
As of December 31, 2018, the Company had two significant leases following the sale of the Portland Terminal Facility and termination of Portland Lease Agreement on December 21, 2018. The properties, located in Wyoming, Louisiana and the Gulf of Mexico, are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial term of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS
Location	Gulf of Mexico/Louisiana	Pinedale, WY
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC
Asset Description	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.	Approximately 150 miles of pipelines and four central storage facilities.
Date Acquired	June 2015	December 2012
Initial Lease Term	11 years	15 years
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms
Current Monthly Rent Payments	7/1/17 - 6/30/18: $2,854,667 7/1/18 - 6/30/19: $2,860,917	$1,776,772(1)
Estimated Useful Life	27 years	26 years
(1) Monthly rent payments increased to $1,812,307 beginning January 1, 2019.
The future contracted minimum rental receipts for all leases as of December 31, 2018, are as follows:

Future Minimum Lease Receipts
Year Ending December 31,	Amount
2019	$58,347,190
2020	65,383,190
2021	71,345,190
2022	70,322,690
2023	67,274,690
Thereafter	193,639,760
Total	$526,312,710
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2018	2017	2018	2017	2016
Pinedale LGS (2)	44.5%	39.9%	35.2%	31.2%	30.4%
Grand Isle Gathering System	55.2%	49.7%	55.9%	59.1%	59.8%
Portland Terminal Facility (3)	—%	10.1%	8.8%	9.6%	9.7%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $4.3 million and $587 thousand for the years ended December 31, 2018 and 2017, respectively.
(3) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement. Refer to "Sale of the Portland Terminal Facility" section below.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Years Ended December 31,
	2018	2017	2016
Depreciation Expense
GIGS	$10,836,590	$9,754,596	$8,605,506
Pinedale	8,869,440	8,869,440	8,869,440
Portland Terminal Facility (1)	1,243,769	1,275,660	843,084
United Property Systems	36,662	36,298	32,424
Total Depreciation Expense	$20,986,461	$19,935,994	$18,350,454
Amortization Expense - Deferred Lease Costs
GIGS	$30,564	$30,564	$30,564
Pinedale	61,368	61,368	61,368
Total Amortization Expense - Deferred Lease Costs	$91,932	$91,932	$91,932
ARO Accretion Expense
GIGS	$499,562	$663,065	$726,664
Total ARO Accretion Expense	$499,562	$663,065	$726,664
(1) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement. Refer to "Sale of the Portland Terminal Facility" section below.
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	December 31, 2018	December 31, 2017
Net Deferred Lease Costs
GIGS	$229,319	$259,883
Pinedale	550,349	611,717
Total Deferred Lease Costs, net	$779,668	$871,600
TENANT INFORMATION
Substantially all of the lease tenants' financial results are driven by exploiting naturally occurring oil and natural gas hydrocarbon deposits beneath the Earth's surface. As a result, the tenants' financial results are highly dependent on the performance of the oil and natural gas industry, which is highly competitive and subject to volatility. During the terms of the leases, management monitors credit quality of its tenants by reviewing their published credit ratings, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements, monitoring news reports regarding the tenants and their respective businesses and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.
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
Energy Gulf Coast/Cox Oil
The Company believes the terms of the Grand Isle Lease Agreement require copies of certain financial statement information be provided that the Company is required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual. Prior to October 29, 2018, EGC was subject to the reporting requirements of the Exchange Act and was required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. So long as EGC remained a public reporting company, the Grand Isle Lease Agreement provided this requirement was fulfilled by EGC making its financial statements and reports publicly available through the SEC’s EDGAR system, in lieu of

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

delivering such information directly to the Company. On October 18, 2018, EGC was acquired by an affiliate of privately-held Cox Oil. Upon the filing by EGC of a Form 15 with the SEC on October 29, 2018, EGC's SEC reporting obligations were suspended and it ceased to file such reports.
As EGC's financial information is no longer publicly available, the Company is engaged in discussions with Cox Oil/EGC concerning satisfaction of its obligations under the Grand Isle Lease Agreement to provide the required information to the Company for inclusion in its SEC reports. To date, Cox Oil has not yet fulfilled these obligations. It is the Company's intention to enforce the obligations of EGC to provide the financial statement information that the Company believes are required under the terms of the Grand Isle Lease Agreement. The Company expects to file the financial statement information that is required by Regulation S-X by amendment to this Annual Report on Form 10-K once such information is made available in accordance with the terms of the lease.
EGC's SEC filings prior to October 29, 2018 can be found at www.sec.gov. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EGC but has no reason to doubt the accuracy or completeness of such information. In addition, EGC has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of EGC that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
Sale of the Portland Terminal Facility
On December 21, 2018, the Company entered into a Purchase and Sale Agreement with Zenith Energy Terminals Holdings, LLC ("Zenith Terminals"), the Company's tenant under the Portland Lease Agreement, to sell the Portland Terminal Facility and remaining interest in the Joliet Terminal ("Joliet") for an aggregate consideration of $61.0 million, net of transaction costs. Of the negotiated sale price of $61.0 million, approximately $56.0 million was paid in cash at closing, with the balance of $5.0 million in a promissory note, which was paid on January 7, 2019. The Company would be entitled to receive certain additional consideration, under a formula prescribed in the Agreement, in the event Zenith sells, or enters into a definitive agreement to sell, the Portland Terminal Facility to a third party for a price greater than $60.0 million within six months following December 21, 2018. The sale of the Portland Terminal Facility effectively terminated the Portland Lease Agreement, dated January 14, 2014, between the Company and Zenith Terminals.
The consideration was allocated to the Portland Terminal Facility ($60.6 million) and Joliet ($0.4 million) based on fair value information utilized in negotiating the transaction. As of December 21, 2018, the Portland Terminal Facility had a carrying value of $45.7 million. The sale of the Portland Terminal Facility resulted in a gain on sale of leased asset of approximately $11.7 million, net of deferred rent receivable of approximately $3.2 million. Prior to the sale of the Joliet interest, the equity interest was valued at its transacted value of $1.2 million from the required reinvestment during the Arc Logistics merger with Zenith in December 2017. The sale of the Joliet interest resulted in a realized loss on other equity securities of approximately $715 thousand. Both the gain on sale of leased asset, net and the realized loss on other equity securities are included as items in other income (expense) in the Consolidated Statements of Income for the year ended December 31, 2018. Refer to Note 10 ("Fair Value") for additional information on the sale of the interest in Joliet.
Acquisition of Pinedale LGS Non-Controlling Interest
On December 29, 2017, Pinedale LP I, a wholly-owned subsidiary of the Company, purchased Prudential's 18.95 percent non-controlling equity interest in Pinedale LP for considerations of approximately $32.9 million. The carrying value of Prudential's non-controlling interest at the transaction date was $27.3 million. As the transaction resulted in an increase in the Company's interest in Pinedale LP, but not a change in control, the purchase was accounted for as an equity transaction. The difference between the fair value of the purchase consideration and the carrying value of the non-controlling interest of $5.6 million was recognized in additional paid-in-capital and attributable to the Company. Upon closing the transaction, the Company indirectly owns 100 percent of Pinedale LP through its wholly-owned subsidiaries Pinedale GP and Pinedale LP I and there is no longer a noncontrolling interest in the Company's consolidated financial statements.
4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of natural gas supply, transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and expansion. Refer to Note 2 ("Significant Accounting Policies") for additional details on the Company's revenue recognition guidance under ASC 606.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The table below summarizes the Company's contract asset and contract liability balances related to its transportation and distribution revenue contracts as of December 31, 2018:

	Contract Asset(1)	Contract Liability(2)
Beginning Balance January 1, 2018	$328,033	$—
Cumulative Transition Adjustment Upon Adoption of ASC 606	—	3,307,109
Unrecognized Performance Obligations	(836,628)	3,307,109
Recognized Performance Obligations	689,174	(91,864)
Ending Balance December 31, 2018	$180,579	$6,522,354
(1) The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
(2) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
Based on a downward revision of the rate during the Company's long-term natural gas transportation contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Accordingly, on January 1, 2018, the Company recorded a cumulative adjustment to recognize a contract liability of approximately $3.3 million, and a corresponding reduction to beginning equity (net of deferred tax impact). The adjustment reflects the difference in amounts previously recognized as invoiced, versus cumulative revenues earned under the contract on a straight-line basis in accordance with ASC 606, as of the date of adoption. The contract liability continued to accumulate additional unrecognized performance obligations at a rate of approximately $992 thousand per quarter until the contractual rate decrease took effect in November 2018. Following the rate decline, recognized performance obligations exceeded amounts invoiced and the contract liability will decline at a rate of approximately $138 thousand per quarter through the end of the contract in October 2030. As of December 31, 2018, the revenue allocated to the remaining performance obligation under this contract is approximately $63.5 million.
The following is a breakout of the Company's transportation and distribution revenue for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Natural gas transportation contracts	64.3%	71.5%	67.6%
Natural gas distribution contracts	26.8%	20.4%	19.0%
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
The tables below disclose the impact of adoption on the Consolidated Balance Sheet and Consolidated Statement of Income as of and for the year ended December 31, 2018:

	As of December 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Deferred Tax Asset	$4,948,203	$3,256,304	$1,691,899
Liabilities
Unearned revenue	6,552,049	29,695	6,522,354
Equity
Additional paid in capital	320,295,969	325,126,424	(4,830,455)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Year Ended December 31, 2018
Statement of Income	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues
Transportation and distribution revenue	$16,484,236	$19,699,481	$(3,215,245)
Taxes
Deferred tax benefit	(1,833,340)	(999,305)	(834,035)
5. FINANCING NOTES RECEIVABLE
Four Wood Financing Note Receivable
On December 31, 2014, a subsidiary of the Company, Four Wood Corridor, LLC ("Four Wood Corridor"), entered into a Loan Agreement with SWD Enterprises, LLC ("SWD Enterprises"), a wholly-owned subsidiary of Four Wood Energy, pursuant to which Four Wood Corridor made a loan to SWD Enterprises for $4.0 million (the "REIT Loan"). Concurrently, the Company's TRS, Corridor Private entered into a TRS Loan Agreement with SWD Enterprises, pursuant to which Corridor Private made a loan to SWD Enterprises for $1.0 million (the "TRS Loan"). The proceeds of the REIT Loan and the TRS Loan were used by SWD Enterprises and its affiliates to finance the acquisition of real and personal property that provides saltwater disposal services for the oil and natural gas industry, and to pay related expenses. For the REIT Loan from Four Wood Corridor, interest initially accrued on the outstanding principal at an annual base rate of 12 percent. For the TRS Loan from Corridor Private, interest initially accrued on the outstanding principal at an annual base rate of 13 percent. The base rates of both loans were to increase by 2 percent of the current base rate per year. The REIT Loan and the TRS Loan are secured by the real property and equipment held by SWD Enterprises and the outstanding equity in SWD Enterprises and its affiliates. The REIT Loan and the TRS Loan are also guaranteed by all affiliates of SWD Enterprises.
As a result of the decreased economic activity by SWD Enterprises, the Company recorded a provision for loan loss with respect to the SWD loans. The Consolidated Statement of Income for the year ended December 31, 2016 reflects a provision for loan loss of $3.5 million, which includes $71 thousand of deferred origination income and $98 thousand of interest accrued under the original loan agreements. The loans were placed on non-accrual status during the first quarter of 2016. During the first quarter of 2018, the Company recorded an additional provision for loan loss on the SWD loans of $500 thousand. Prior to the sale of the real property and equipment securing the loans to a new third-party debtor in the fourth quarter of 2018 as discussed further below, the balance of the SWD loans was valued based on the enterprise value of SWD Enterprises, the collateral value supporting the loans, at $1.0 million during 2018 and $1.5 million as of December 31, 2017, respectively.
On December 12, 2018, Four Wood Corridor granted SWD Enterprises approval to sell the assets securing the REIT Loan and the TRS Loan, as described above, to Compass SWD, LLC ("Compass SWD") in exchange for Compass SWD executing a new loan agreement with Four Wood Corridor for $1.3 million (the "Compass REIT Loan") and approximately $237 thousand in cash consideration, net of costs facilitating the close. The Compass REIT Loan is scheduled to mature on June 15, 2019 and interest is accrued on the outstanding principal at an annual rate of LIBOR plus 6 percent. As of December 31, 2018, the Compass REIT Loan is valued at $1.3 million. As a result of the transaction, SWD Enterprises was released from the terms of the REIT Loan and the TRS Loan, and the Company recognized a provision for loan gain of $37 thousand in the Consolidated Statements of Income for the year ended December 31, 2018.
Black Bison Financing Notes
During 2014, the Company's wholly-owned subsidiaries, Corridor Bison and CorEnergy BBWS, entered into loan agreements with Black Bison Water Services, LLC ("Black Bison WS") totaling $12.0 million and $3.3 million, respectively (the "Black Bison WS Loan" and the "TRS Loan" and, together the "Black Bison Loans"). The purpose of the loans was to finance the acquisition and development of real property to provide water sourcing, water disposal, or water treating and recycling services for the oil and natural gas industry. The Black Bison Loans were set to mature on March 31, 2024, and were set to amortize by quarterly payments beginning on March 31, 2015. The Loans were secured by the real property and equipment held by Black Bison WS and the outstanding equity in Black Bison WS and its affiliates. The Black Bison Loans were also guaranteed by all affiliates of Black Bison WS and further secured by all assets of those guarantors.
Due to reduced drilling activity in the Black Bison area of operations, Black Bison WS requested, and the Company granted, certain temporary forbearance waivers in June 2015 and August 2015 that had the effect of excusing the borrower from full performance under the terms of the Black Bison Loans while such waivers were in effect. None of the granted forbearance agreements were deemed to be concessions. As a result of the continued inability of the borrower to perform under the terms of these loans, even as temporarily modified by the waivers, effective December 31, 2015, the Company recorded a provision for loan loss with respect to the Black Bison Loans of $13.8 million.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

On February 29, 2016, the Company foreclosed on 100 percent of the equity of BB Intermediate, the borrower of the Black Bison financing notes, as well as all of the other collateral securing the Black Bison Loans. The foreclosure was accepted in satisfaction of the $2.0 million total outstanding loan balance. On June 16, 2016, the Company entered into an asset sale agreement with Expedition Water Solutions for the sale of specified disposal wells and related equipment as outlined in the sale agreement. Consideration received by the company included $748 thousand cash, net of fees, and the future right to royalty payments, which was recorded at its fair value of $450 thousand. The rights to future cash payments are tied to the future volumes of water disposed of in each of the wells sold. The Company did not record any financing revenue related to the Black Bison Loans for the year ended December 31, 2016 or any subsequent period. These notes were considered by the Company to be on non-accrual status and were reflected as such in the financial statements. For the year ended December 31, 2016, the Company recorded $832 thousand in provision for loan loss related to the Black Bison Loans.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2018 and 2017, are as follows:

Deferred Tax Assets and Liabilities
	December 31, 2018	December 31, 2017
Deferred Tax Assets:
Deferred contract revenue	$1,691,899	$—
Net operating loss carryforwards	5,424,671	957,719
Loan loss provision	263,508	247,814
Basis reduction of investment in partnerships	—	261,549
Other	95,695	2,965,321
Sub-total	$7,475,773	$4,432,403
Deferred Tax Liabilities:
Net unrealized gain on investment securities	$—	$(342,669)
Cost recovery of leased and fixed assets	(2,508,547)	(1,845,105)
Other	(19,023)	—
Sub-total	$(2,527,570)	$(2,187,774)
Total net deferred tax asset	$4,948,203	$2,244,629
As of December 31, 2018, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2014, remain open to examination by federal and state tax authorities.
The Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted on December 22, 2017. The 2017 Tax Act reduced the US federal corporate tax rate from 35 percent to 21 percent. The 2017 Tax Act also repealed the alternative minimum tax for corporations. In December 2018, the Company completed its accounting for the tax effects of enactment of the 2017 Tax Act as allowed under SEC Staff Accounting Bulletin 118. The Company remeasured deferred tax assets and liabilities based on the updated rates at which they are expected to reverse in the future, which resulted in a $1.3 million transition adjustment that reduced net deferred tax assets. One of the Company's TRSs qualifies for the regulated utility and real property business exceptions under the new proposed treasury regulations for Section 163(j). Therefore, previously disqualified interest from years prior to 2018 was deducted and resulted in a reclassification from other deferred tax assets to deferred tax assets for net operating loss carryforwards during the year ended December 31, 2018. Refer to additional discussion of the Company's net operating loss carryforwards below. The Company will continue to assess the impact of new tax legislation, as well as any future regulations and updates provided by the tax authorities.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the year ended December 31, 2018 and 35 percent for the years ended December 31, 2017 and 2016, to income or loss from operations and other income and expense for the years presented, as follows:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2018	2017	2016
Application of statutory income tax rate	$8,671,562	$12,231,838	$10,219,573
State income taxes, net of federal tax benefit	(583,186)	352,708	26,215
Income of Real Estate Investment Trust not subject to tax	(10,339,520)	(11,975,853)	(10,663,371)
Tax reform impact	—	1,262,444	—
Other	(167,582)	474,181	(46,837)
Total income tax expense (benefit)	$(2,418,726)	$2,345,318	$(464,420)
Total income taxes are computed by applying the federal statutory rate of 21 percent plus a blended state income tax rate. Corridor Public Holdings, Inc. and Corridor Private Holdings, Inc. had a blended state rate of approximately 5.53 percent, 3.78 percent and 3.78 percent for the years ended December 31, 2018, 2017 and 2016, respectively. CorEnergy BBWS, Inc. had a blended state income tax rate of approximately 5 percent for the year ended December 31, 2018 due to its operations in Missouri. CorEnergy BBWS, Inc. did not record a provision for state income taxes for the years ended December 31, 2017 and 2016 because it only operated in Wyoming, which does not have state income tax. Because Corridor MoGas, Inc. primarily only operates in the state of Missouri, a blended state income tax rate of 5 percent was used for the operation of the TRS for the years ended December 31, 2018, 2017 and 2016. Prior to its reorganization to a QRS at the end of 2017, Mowood Corridor, Inc. had a blended state income tax rate of 5 percent for the years ended December 31, 2017 and 2016. For the years ended December 31, 2018, 2017 and 2016, all of the income tax expense (benefit) presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2018	2017	2016
Current tax expense (benefit)
Federal	$(413,248)	$2,498,363	$(321,720)
State (net of federal tax benefit)	(172,138)	333,295	8,613
Total current tax expense (benefit)	$(585,386)	$2,831,658	$(313,107)
Deferred tax expense (benefit)
Federal	$(1,422,292)	$(505,753)	$(168,915)
State (net of federal tax benefit)	(411,048)	19,413	17,602
Total deferred tax benefit	$(1,833,340)	$(486,340)	$(151,313)
Total income tax expense (benefit), net	$(2,418,726)	$2,345,318	$(464,420)
As of December 31, 2017 and 2016, the TRSs had a cumulative net operating loss of $4.1 million and $3.0 million, respectively. For the year ended December 31, 2018, the TRSs incurred a net operating loss of approximately $17.1 million, resulting in a cumulative net operating loss of approximately $21.0 million as of December 31, 2018. The net operating loss generated during the year ended December 31, 2018 may be carried forward indefinitely, subject to limitation. Net operating losses generated for years prior to December 31, 2018 may be carried forward for 20 years. If not utilized, the net operating loss will expire as follows: $328 thousand, $176 thousand, $1.4 million and $2.0 million in the years ending December 31, 2034, 2035, 2036 and 2037, respectively. The amount of deferred tax asset for net operating losses as of December 31, 2018 includes amounts for the year ended December 31, 2018.
The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	December 31, 2018	December 31, 2017
Aggregate cost for federal income tax purposes	$408,051	$3,063,430
Gross unrealized appreciation	—	325,130
Gross unrealized depreciation	—	—
Net unrealized appreciation	$—	$325,130
The Company provides the following tax information to its common stockholders pertaining to the character of distributions paid during tax years 2018, 2017 and 2016. For a stockholder that received all distributions in cash during 2018, 71.3 percent will be

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

treated as ordinary dividend income, none will be treated as return of capital and 28.7 percent will be treated as capital gain distributions. Of the ordinary dividend income, none will be treated as qualified dividend income for a non-corporate taxpayer; all of the ordinary dividend income may be taken into account on an individual's section 199A deduction, subject to the applicable holding period. Of the capital gain distribution, 13.4 percent is subject to a maximum 25 percent federal income tax rate and 15.3 percent is subject to a maximum 20 percent federal income tax rate. The per share characterization by quarter is reflected in the following tables:

2018 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Unrecaptured Section 1250 Gain	Section 199A Dividends
2/14/2018	2/13/2018	2/28/2018	$0.7500	$0.5346	$—	$0.2154	$0.1007	$0.5346
5/17/2018	5/16/2018	5/31/2018	0.7500	0.5346	—	0.2154	0.1007	0.5346
8/17/2018	8/16/2018	8/31/2018	0.7500	0.5346	—	0.2154	0.1007	0.5346
11/15/2018	11/14/2018	11/30/2018	0.7500	0.5346	—	0.2154	0.1007	0.5346
Total 2018 Distributions			$3.0000	$2.1384	$—	$0.8616	$0.4028	$2.1384

2017 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
2/13/2017	2/9/2017	2/28/2017	$0.7500	$0.5925	$0.0785	$—	$0.1575
5/16/2017	5/12/2017	5/31/2017	0.7500	0.5925	0.0785	—	0.1575
8/17/2017	8/15/2017	8/31/2017	0.7500	0.5925	0.0785	—	0.1575
11/15/2017	11/14/2017	11/30/2017	0.7500	0.5925	0.0785	—	0.1575
Total 2017 Distributions			$3.0000	$2.3700	$0.3140	$—	$0.6300

2016 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/12/2016	02/10/2016	02/29/2016	$0.7500	$0.2955	$—	$—	$0.4545
05/13/2016	05/11/2016	05/31/2016	0.7500	0.2955	—	—	0.4545
08/17/2016	08/15/2016	08/31/2016	0.7500	0.2955	—	—	0.4545
11/15/2016	11/11/2016	11/30/2016	0.7500	0.2955	—	—	0.4545
Total 2016 Distributions			$3.0000	$1.1820	$—	$—	$1.8180
The Company provides the following tax information to its preferred stockholders pertaining to the character of distributions paid during the 2018, 2017 and 2016 tax years. For a stockholder that received all distributions in cash during 2018, 71.3 percent will be treated as ordinary dividend income, none will be treated as return of capital and 28.7 percent will be treated as capital gain distributions. Of the ordinary dividend income, none will be treated as qualified dividend income for a non-corporate taxpayer; all of the ordinary dividend income may be taken into account on an individual's section 199A deduction, subject to the applicable holding period. Of the capital gain distribution, 13.4 percent is subject to a maximum 25 percent federal income tax rate and 15.3 percent is subject to a maximum 20 percent federal income tax rate. The per share characterization by quarter is reflected in the following tables:

2018 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Unrecaptured Section 1250 Gain	Section 199A Dividends
2/14/2018	2/13/2018	2/28/2018	$0.4609	$0.3285	$—	$0.1324	$0.0619	$0.3285
5/17/2018	5/16/2018	5/31/2018	0.4609	0.3285	—	0.1324	0.0619	0.3285
8/17/2018	8/16/2018	8/31/2018	0.4609	0.3285	—	0.1324	0.0619	0.3285
11/15/2018	11/14/2018	11/30/2018	0.4609	0.3285	—	0.1324	0.0619	0.3285
Total 2018 Distributions			$1.8436	$1.3140	$—	$0.5296	$0.2476	$1.3140

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

2017 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
2/13/2017	2/9/2017	2/28/2017	$0.4609	$0.4609	$0.0611	$—	$—
5/16/2017	5/12/2017	5/31/2017	0.4609	0.4609	0.0611	—	—
8/17/2017	8/15/2017	8/31/2017	0.4609	0.4609	0.0611	—	—
11/15/2017	11/14/2017	11/30/2017	0.4609	0.4609	0.0611	—	—
Total 2017 Distributions			$1.8436	$1.8436	$0.2444	$—	$—

2016 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/12/2016	02/10/2016	02/29/2016	$0.4609	$0.4609	$—	$—	$—
05/13/2016	05/11/2016	05/31/2016	0.4609	0.4609	—	—	—
08/17/2016	08/15/2016	08/31/2016	0.4609	0.4609	—	—	—
11/15/2016	11/11/2016	11/30/2016	0.4609	0.4609	—	—	—
Total 2016 Distributions			$1.8436	$1.8436	$—	$—	$—
The Company elected, effective for the 2013 tax year, to be treated as a REIT for federal income tax purposes. The Company's REIT election, assuming continued compliance with the applicable tests, will continue in effect for subsequent tax years. The Company satisfied the annual income test and the quarterly asset tests necessary for us to qualify to be taxed as a REIT for 2018, 2017 and 2016. Distributions made during 2017 were treated as qualifying dividend income related to taxable dividends received from the Company's TRSs that were received and distributed in the same year.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	December 31, 2018	December 31, 2017
Land	$580,000	$580,000
Natural gas pipeline	124,306,175	124,303,315
Vehicles and trailers	696,164	650,634
Office equipment and computers	268,559	268,559
Gross property and equipment	$125,850,898	$125,802,508
Less: accumulated depreciation	(15,969,346)	(12,643,636)
Net property and equipment	$109,881,552	$113,158,872
Depreciation expense was $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
8. CONCENTRATIONS
The Company has customer concentrations through major tenants at its two significant leased properties as discussed fully in Note 3 ("Leased Properties And Leases"). In addition to these lease concentrations, contracted transportation revenues from the Company's subsidiary, MoGas, to its largest customer, Spire (formally Laclede Gas Company), represented approximately 6 percent, 11 percent and 12 percent of consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. The Company's contracted transportation revenues with Spire for the year ended December 31, 2018 were impacted by the adoption of ASC 606, which required the Company to record the contract with Spire on a straight-line basis and record a transition adjustment on January 1, 2018. Refer to Note 4 ("Transportation And Distribution Revenue") for additional details.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
During the years ended December 31, 2017 and 2016 the Company and the Manager agreed to the following modifications to the fee arrangements described above:

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

Fees incurred under the Management Agreement for the years ended December 31, 2018, 2017 and 2016 were $7.6 million, $7.2 million and $7.2 million, respectively, and are reported in the General and Administrative line item on the Consolidated Statements of Income.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, an administrative fee equal to an annual rate of 0.04 percent of the value of the Company's Managed Assets, with a minimum annual fee of $30 thousand. Fees incurred under the Administrative Agreement for the years ended December 31, 2018, 2017 and 2016 were $280 thousand, $269 thousand and $266 thousand, respectively, and are reported in the General and Administrative line item on the Consolidated Statements of Income.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

10. FAIR VALUE
As of December 31, 2017, the Company's investments in Lightfoot and Joliet were its only remaining private company other equity securities. These other equity securities were also the only assets and liabilities measured at fair value on a recurring basis. Certain private equity investments were sold or disposed of by the end of 2018. Refer to the "Lightfoot" and "Joliet" sections below for additional details.
The following tables set forth the Company's assets and liabilities measured at fair value on a recurring basis, by input level within the fair value hierarchy, as of December 31, 2017:

	December 31, 2017
	Total	Fair Value
		Level 1	Level 2	Level 3
Assets:
Other equity securities	$2,958,315	$—	$—	$2,958,315
Total Assets	$2,958,315	$—	$—	$2,958,315
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2018 and 2017, are as follows:

Level 3 Rollforward
For the Year Ended 2018	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Gains (Losses) Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Gains Included In Net Income, Relating to Securities Still Held (1)
Other equity securities	$2,958,315	$—	$(449,067)	$(1,845,309)	$(663,939)	$—	$—
Total	$2,958,315	$—	$(449,067)	$(1,845,309)	$(663,939)	$—	$—

For the Year Ended 2017
Other equity securities	$9,287,209	$1,161,034	$(8,752,201)	$1,531,827	$(269,554)	$2,958,315	$295,161
Total	$9,287,209	$1,161,034	$(8,752,201)	$1,531,827	$(269,554)	$2,958,315	$295,161
(1) Located in Net realized and unrealized gain on other equity securities in the Consolidated Statements of Income
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the years ended December 31, 2018 and 2017.
Valuation Techniques and Unobservable Inputs
The Company's other equity securities, which represent securities issued by private companies, were classified as Level 3 assets and the Company elected to report at fair value under the fair value option. Significant judgment was required in selecting the assumptions used to determine the fair values of these investments.
Lightfoot
The Company's Lightfoot investment consisted of a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. As of December 31, 2017, Lightfoot's only material asset consisted of its remaining investment in Gulf LNG, a 1.5 billion cubic feet per day ("bcf/d") receiving, storage and regasification terminal in Pascagoula, Mississippi.
On December 21, 2017, Zenith closed its acquisition of Arc Logistics. Under the terms of the agreement, Lightfoot LP received $14.50 per common unit of Arc Logistics. Lightfoot LP additionally received $36.2 million for the sale of 5.52 percent of its interest in Gulf LNG to Zenith (the "Unconditional Interest"). In addition, Zenith was to purchase the remaining 4.16 percent of Lightfoot's Gulf LNG interest (the "Conditional Interest") for an additional $27.3 million upon a successful outcome (as defined) of the Gulf LNG arbitration with Eni USA, as discussed further below. Lightfoot GP received $94.5 million for 100 percent of the membership interests in Arc Logistics GP. Under the terms of the merger, at closing, Lightfoot LP and Lightfoot GP used a portion of their sale proceeds to purchase an approximate 13.5 percent interest in Joliet.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Subsequent to closing of the transaction, the Company received $7.6 million in cash proceeds related to its pro rata portion of the sale proceeds of Lightfoot, including proceeds related to Arc Logistics common units, the Unconditional Interest in Gulf LNG and membership interests in Arc Logistics GP. Amounts received are net of approximately $1.2 million related to the Company's required reinvestment in Joliet.
On March 1, 2016, an affiliate of Gulf LNG received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA, one of the two companies that had entered into a terminal use agreement for capacity of the liquefied natural gas facility owned by Gulf LNG and its subsidiaries. On June 29, 2018, the arbitration panel delivered its award, and the panel's ruling calls for the termination of the agreement and Eni USA's payment of compensation to Gulf LNG. On September 25, 2018, Gulf LNG filed a lawsuit against Eni USA in the Delaware Court of Chancery to enforce the award. Further, on September 28, 2018, Gulf LNG filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a guarantee agreement entered by Eni S.p.A. in connection with the terminal use agreement.
During the third quarter of 2018, the fair value of the Lightfoot investment was reduced to zero due to additional market information. In the fourth quarter of 2018, the Company received a distribution representing a return of capital totaling approximately $667 thousand due to the disposition of the remaining asset interest. The Company recognized a realized loss of $1.1 million for the year ended December 31, 2018. The loss is recorded in net realized and unrealized gain (loss) on other equity securities in the Consolidated Statements of Income.
Joliet
As of December 31, 2017, the Company owned a 0.6 percent interest in Joliet, which was acquired in conjunction with the terms of Zenith's acquisition of Arc Logistics discussed above.
On December 21, 2018, the Company sold its interest in Joliet, along with the Portland Terminal Facility, to Zenith Terminals for approximately $446 thousand. The sale resulted in a realized loss on other equity securities of approximately $715 thousand included in net realized and unrealized gain (loss) on other equity securities in the Consolidated Statements of Income for the year ended December 31, 2018.
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
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Carrying and Fair Value Amounts
	Level within Fair Value Hierarchy	December 31, 2018		December 31, 2017
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$69,287,177	$69,287,177	$15,787,069	$15,787,069
Financing notes receivable (Note 5)	Level 3	1,300,000	1,300,000	1,500,000	1,500,000
Financial Liabilities:
Secured credit facilities	Level 2	$37,261,109	$37,261,109	$40,745,354	$40,745,354
Unsecured convertible senior notes	Level 1	112,777,271	119,378,982	112,032,083	139,101,660
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
11. DEBT
The following is a summary of debt facilities and balances as of December 31, 2018 and 2017:

	Total Commitment or Original Principal	Quarterly Principal Payments		December 31, 2018		December 31, 2017
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	5.25%	$—	4.32%
MoGas Revolver	1,000,000	—	7/28/2022	—	5.25%	—	4.32%
Omega Line of Credit	1,500,000	—	7/31/2019	—	6.50%	—	5.57%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility	41,000,000	882,000	12/29/2022	37,472,000	6.50%	41,000,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	113,958,000	7.00%	114,000,000	7.00%
Total Debt				$151,430,000		$155,000,000
Less:
Unamortized deferred financing costs (1)				$283,278		$375,309
Unamortized discount on 7.00% Convertible Senior Notes				1,108,342		1,847,254
Long-term debt, net of deferred financing costs				$150,038,380		$152,777,437
Debt due within one year				$3,528,000		$3,528,000
(1) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.

CorEnergy Credit Facilities
On July 8, 2015, the Company amended and upsized its then current $93.0 million credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) to provide borrowing commitments of $153.0 million, consisting of (i) an increase in the CorEnergy Revolver at the CorEnergy parent entity level to $105.0 million, (ii) a $45.0 million term loan at the CorEnergy parent entity level (the "CorEnergy Term Loan") and (iii) a $3.0 million revolving credit facility at the MoGas subsidiary entity level (the "MoGas Revolver" and, collectively with the upsized CorEnergy Revolver and the CorEnergy Term Loan, the "CorEnergy Credit Facility"). Upon closing the CorEnergy Credit Facility, CorEnergy drew $45.0 million on the CorEnergy Term Loan to pay off the balance on the CorEnergy Revolver that had been used in funding the GIGS acquisition in June 2015. The term note required quarterly principal payments of $900 thousand, which began on September 30, 2015. Quarterly principal payments were subsequently increased to $1.6 million in conjunction with the financing of the Pinedale Credit Facility, discussed further below.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
As of December 31, 2018, the Company was in compliance with all covenants of the CorEnergy Credit Facility, and the Company had approximately $122.7 million of availability.
MoGas Revolver
In conjunction with the MoGas Transaction, MoGas and United Property Systems, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 ("the MoGas Revolver") with certain lenders, including Regions Bank as agent for such lenders. Following subsequent amendments and restatements made on July 8, 2015 and July 28, 2017, in connection with the amendments and restatements of the CorEnergy Credit Facility discussed above, commitments under the MoGas Revolver were reduced from the original level of $3.0 million to a current total of $1.0 million.
The MoGas Revolver is secured by the assets held at MoGas and has a maturity date of July 28, 2022. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the CorEnergy Revolver. As of December 31, 2018, the co-borrowers were in compliance with all covenants, and there were no borrowings against the MoGas Revolver.
Mowood/Omega Revolver
On July 31, 2015, a $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank with a maturity date of July 31, 2016. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2019. The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2018.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement which, along with other provisions of the credit facility, limit cash dividends and loans by Pinedale LP to the Company. At December 31, 2018, the net assets of Pinedale LP were $137.0 million and Pinedale LP was in compliance with all of the financial covenants of the Amended Pinedale Term Credit Facility.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the years ended December 31, 2018, 2017 and 2016 is as follows:

Deferred Financing Cost Amortization Expense (1)(2)
	For the Years Ended December 31,
	2018	2017	2016
CorEnergy Credit Facility	$574,541	$873,601	$1,078,526
Amended Pinedale Term Credit Facility	52,728	392	156,330
Total Deferred Debt Cost Amortization	$627,269	$873,993	$1,234,856
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Contractual Payments
The remaining contractual principal payments as of December 31, 2018 under the Amended Pinedale Term Credit Facility are as follows:

Year	Amended Pinedale Term Credit Facility
2019	$3,528,000
2020	3,528,000
2021	3,528,000
2022	26,888,000
2023	—
Thereafter	—
Total	$37,472,000
Convertible Debt
On June 29, 2015, the Company completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "Convertible Notes"). The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.
Holders may convert their Convertible Notes into shares of the Company's common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes will be 30.3030 shares of Common Stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $33.00 per share of Common Stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture. During the year ended December 31, 2018, certain holders elected to convert approximately $42 thousand of Convertible Notes for 1,271 shares of CorEnergy common stock.
The Convertible Notes currently may not be redeemed prior to the maturity date without the consent of the agent and lenders under the CorEnergy Credit Facility. However, upon the occurrence of a fundamental change (as defined in the Indenture), holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at a price equal to 100 percent of the principal amount of the Convertible Notes to be purchased plus any accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date as prescribed in the Indenture. In addition, in certain circumstances the Company will increase the conversion rate for a holder that converts the Convertible Notes in connection with any of a specified set of corporate events, each of which is deemed to constitute a make whole adjustment event pursuant to the terms of the Indenture.
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
On May 23, 2016, the Company repurchased $1.0 million of its Convertible Notes on the open market. This resulted in the Company writing off a portion of the original underwriter's discount and deferred debt costs, as well as recognizing a gain on extinguishment of debt of $72 thousand which is included in interest expense in the Consolidated Statements of Income for the year ended December 31, 2016. As of December 31, 2018, the Company had approximately $114.0 million of face value of the Convertible Notes outstanding. Refer to Note 17 ("Subsequent Events") for information regarding the exchange of Convertible Notes for cash and common stock, with the requisite consent of the agent and lenders under the CorEnergy Credit Facility, subsequent to December 31, 2018.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The following is a summary of the impact of Convertible Notes on interest expense for the years ended December 31, 2018, 2017 and 2016:

Convertible Note Interest Expense
	For the Years Ended December 31,
	2018	2017	2016
7.00% Convertible Notes	$7,979,118	$7,980,000	$8,008,195
Discount Amortization	738,912	738,912	744,081
Deferred Debt Issuance Cost Amortization	48,276	48,276	48,566
Total	$8,766,306	$8,767,188	$8,800,842
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the Convertible Notes. Additionally, the Company incurred approximately $241 thousand in debt issuance costs associated with the Convertible Notes which are being amortized over the life of the notes. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes was approximately 7.7 percent for each of the years ended December 31, 2018, 2017 and 2016.
12. ASSET RETIREMENT OBLIGATION
A component of the consideration exchanged to purchase the GIGS assets in June 2015 was the assumption of the seller's asset retirement obligation ("ARO") associated with such assets. The ARO represents the estimated costs of decommissioning the GIGS pipelines and onshore oil receiving and separation facilities in Grand Isle, Louisiana at retirement. The Company recognized the ARO at its estimated fair value on the date of acquisition with a corresponding ARO asset capitalized as part of the carrying amount of the related long-lived assets to be depreciated over the assets' remaining useful lives.
The Company's tenant, EGC Tenant, has an ARO related to the platform which is currently attached to the GIGS pipelines. If in the future, EGC Tenant is unable to fulfill their obligation, the Company may be required to assume the liability for the related asset removal costs.
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
In December 2018 and 2017, the Company revised its estimates to reflect a decrease in (i) marketplace rates for labor and other costs, (ii) for the expected timing of work and for (iii) recent decommissioning estimates. During the fourth quarter of 2018, the Company decommissioned a segment of the GIGS pipeline system. The Company incurred decommissioning costs of approximately $939 thousand compared to the estimated segment ARO liability of $628 thousand resulting in a loss on settlement of ARO of $311 thousand. The loss on settlement of ARO is recorded in general and administrative expenses in the Consolidated Statements of Income for the year ended December 31, 2018. For the year ended December 31, 2017, the change in estimate did not result in any charge to income.
The following table is a reconciliation of the asset retirement obligation as of December 31, 2018 and 2017:

Asset Retirement Obligation
	For the Years Ended December 31,
	2018	2017
Beginning asset retirement obligation	$9,170,493	$11,882,943
Liabilities assumed	—	—
ARO accretion expense	499,562	663,065
Liabilities settled	(628,300)	—
Revision in cash flow estimates	(1,085,412)	(3,375,515)
Ending asset retirement obligation	$7,956,343	$9,170,493

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017 and 2016 (note that the ineffective portion is not presented as it was inconsequential for all periods presented):

	For the Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2017	2016
Amount of Loss on Derivatives Recognized in AOCI (Effective Portion)	$—	$(300,181)
Amount of Loss on Derivatives Reclassified from AOCI (Effective Portion) Recognized in Net Income(1)	—	(50,964)

Derivatives Not Designated as Hedging Instruments
Amount of Gain on Derivatives Recognized in Income(2)	$25,842	$73,204
(1) Included in "Interest Expense" on the face of the Consolidated Statements of Income and Comprehensive Income.
(2) The gains recognized in income on derivatives include changes in fair value for derivatives subsequent to de-designation from hedge accounting.
14. STOCKHOLDERS' EQUITY
PREFERRED STOCK
The Company's authorized preferred stock consists of 10.0 million shares having a par value of $0.001 per share. On January 27, 2015, the Company sold, in an underwritten public offering, 2,250,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). Pursuant to this offering, the Company issued 22,500 whole shares of Series A Preferred Stock and received net cash proceeds of approximately $54.2 million.
On April 18, 2017, the Company closed a follow-on underwritten public offering of 2,800,000 depository shares, each representing 1/100th of a share of 7.375% Series A Preferred Stock, at a price of $25.00 per depository share. On May 10, 2017, the Company sold an additional 150,000 depository shares at a public offering price of $25.00 per depository share in connection with the underwriters' exercise of their over-allotment option to purchase additional shares. Total proceeds from the offering were approximately $71.2 million, after deducting underwriting discounts and other offering expenses. A portion of the proceeds from the offering were utilized to repay $44.0 million in outstanding borrowings under the CorEnergy Revolver. Following the offering, the Company had a total of 5,200,000 depository shares outstanding, or 52,000 whole shares.
The depositary shares pay an annual dividend of $1.84375 per share, equivalent to 7.375 percent of the $25.00 liquidation preference. The depositary shares may be redeemed on or after January 27, 2020, at the Company's option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The depositary shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company except in connection with certain changes of control. Holders of the depositary shares generally have no voting rights, except for limited voting rights if the Company fails to pay dividends for six or more quarters (whether or not consecutive) and in certain other circumstances. The depositary shares representing the Series A Preferred Stock trade on the NYSE under the ticker "CORRPrA."

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The Company's Board of Directors authorized a share repurchase program for the Company to buy up to $10.0 million of its depository shares of Series A Preferred Stock, which commenced August 6, 2018. Purchases may be made through the program through August 5, 2019. During 2018, the Company repurchased 177,773 depository shares for approximately $4.3 million in cash. As of December 31, 2018, the Company had a total of 5,022,227 depository shares outstanding, or approximately 50,222 whole shares, with an aggregate par value of $50.22.
See Note 17 ("Subsequent Events"), for further information regarding the declaration of a dividend on the Series A Preferred Stock and for details of Series A Preferred Stock repurchases subsequent to December 31, 2018.
COMMON STOCK
On December 31, 2015, the Company's Board of Directors authorized a share repurchase program for the Company to buy up to $10.0 million of its common stock. During 2016, the Company repurchased 90,613 shares for approximately $2.0 million in cash. Under the program, which expired December 31, 2016, the Company was authorized to repurchase shares from time to time through open market transactions, including through block purchases, privately negotiated transactions, or otherwise. There were no such repurchases in 2017 or 2018. As of December 31, 2018, the Company had 11,960,225 of common shares issued and outstanding. See Note 17 ("Subsequent Events"), for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan. As of December 31, 2018, we have issued 10,927 shares of common stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability of approximately 989,073 shares of common stock.
On November 9, 2018, the Company had a new shelf registration statement declared effective by the SEC replacing the Company's previously filed shelf registration statement, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of December 31, 2018, the Company has not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.
15. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. For the year ended December 31, 2018, the dilutive shares include 3,453,273 common shares outstanding from the if-converted method for the 7.00% Convertible Notes. Diluted EPS for the years ended December 31, 2017 and 2016 exclude the impact to income and to the potential number of shares outstanding from the conversion of the 7.00% Convertible Notes because such impact is antidilutive. If converted, the 7.00% Convertible Notes would result in an additional 3,454,545 common shares outstanding for the years ended December 31, 2017 and 2016.

Earnings Per Share
	For the Years Ended December 31,
	2018	2017	2016
Net income attributable to CorEnergy stockholders	$43,711,876	$32,602,790	$29,663,200
Less: preferred dividend requirements(1)	9,548,377	7,953,988	4,148,437
Net income attributable to common stockholders	$34,163,499	$24,648,802	$25,514,763
Weighted average shares - basic	11,935,021	11,900,516	11,901,985
Basic earnings per share	$2.86	$2.07	$2.14

Net income attributable to common stockholders (from above)	$34,163,499	$24,648,802	$25,514,763
Add: After tax effect of convertible interest	8,766,306	—	—
Income attributable for dilutive securities	$42,929,805	$24,648,802	$25,514,763
Weighted average shares - diluted	15,389,180	11,900,516	11,901,985
Diluted earnings per share	$2.79	$2.07	$2.14
(1) In connection with the repurchases of Series A Preferred Stock during the year ended December 31, 2018, preferred dividend requirements were reduced by $10,554 representing the discount in the repurchase price paid compared to the carrying amount derecognized.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

16. QUARTERLY FINANCIAL DATA (Unaudited)

	For the Fiscal 2018 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$17,591,859	$18,275,859	$18,391,983	$18,487,661
Transportation and distribution revenue	3,952,979	3,874,157	4,244,722	4,412,378
Total Revenue	21,544,838	22,150,016	22,636,705	22,900,039
Expenses
Transportation and distribution expenses	1,572,896	1,534,524	2,241,999	1,861,329
General and administrative	2,727,057	3,107,776	3,046,481	4,161,533
Depreciation, amortization and ARO accretion expense	6,289,330	6,290,082	6,289,459	6,078,582
Provision for loan (gain) loss	500,000	—	—	(536,867)
Total Expenses	11,089,283	10,932,382	11,577,939	11,564,577
Operating Income	$10,455,555	$11,217,634	$11,058,766	$11,335,462
Other Income (Expense)
Net distributions and dividend income	$3,951	$55,714	$5,627	$41,503
Net realized and unrealized gain (loss) on other equity securities	13,966	(881,100)	(930,147)	(48,028)
Interest expense	(3,210,590)	(3,196,248)	(3,183,589)	(3,168,583)
Gain on the sale of leased property, net	—	—	—	11,723,257
Total Other Income (Expense)	(3,192,673)	(4,021,634)	(4,108,109)	8,548,149
Income before income taxes	7,262,882	7,196,000	6,950,657	19,883,611
Taxes
Current tax benefit	(35,549)	(10,785)	(8,393)	(530,659)
Deferred tax benefit	(409,277)	(604,064)	(738,274)	(81,725)
Income tax benefit, net	(444,826)	(614,849)	(746,667)	(612,384)
Net Income attributable to CorEnergy Stockholders	$7,707,708	$7,810,849	$7,697,324	$20,495,995
Preferred dividend requirements	2,396,875	2,396,875	2,396,875	2,357,752
Net Income attributable to Common Stockholders	$5,310,833	$5,413,974	$5,300,449	$18,138,243

Earnings Per Common Share:
Basic	$0.45	$0.45	$0.44	$1.52
Diluted	$0.45	$0.45	$0.44	$1.32

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Fiscal 2017 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$17,066,526	$17,050,092	$17,173,676	$17,513,510
Transportation and distribution revenue	5,010,590	4,775,780	5,270,628	4,888,575
Total Revenue	22,077,116	21,825,872	22,444,304	22,402,085
Expenses
Transportation and distribution expenses	1,335,570	1,362,980	2,384,182	1,646,975
General and administrative	3,061,240	2,558,339	2,632,546	2,534,372
Depreciation, amortization and ARO accretion expense	6,005,908	6,005,995	6,017,664	6,018,143
Total Expenses	10,402,718	9,927,314	11,034,392	10,199,490
Operating Income	$11,674,398	$11,898,558	$11,409,912	$12,202,595
Other Income (Expense)
Net distributions and dividend income	$43,462	$221,440	$213,040	$202,149
Net realized and unrealized gain (loss) on other equity securities	(544,208)	614,634	1,340,197	121,204
Interest expense	(3,454,397)	(3,202,837)	(2,928,036)	(2,793,245)
Loss on extinguishment of debt	—	—	(234,433)	(102,500)
Total Other Expense	(3,955,143)	(2,366,763)	(1,609,232)	(2,572,392)
Income before income taxes	7,719,255	9,531,795	9,800,680	9,630,203
Taxes
Current tax expense (benefit)	(33,760)	57,651	65,131	2,742,636
Deferred tax expense (benefit)	(298,846)	38,084	126,440	(352,018)
Income tax expense (benefit), net	(332,606)	95,735	191,571	2,390,618
Net Income	8,051,861	9,436,060	9,609,109	7,239,585
Less: Net Income attributable to non-controlling interest	382,383	435,888	431,825	483,730
Net Income attributable to CorEnergy Stockholders	$7,669,478	$9,000,172	$9,177,284	$6,755,855
Preferred dividend requirements	1,037,109	2,123,129	2,396,875	2,396,875
Net Income attributable to Common Stockholders	$6,632,369	$6,877,043	$6,780,409	$4,358,980

Earnings Per Common Share:
Basic	$0.56	$0.58	$0.57	$0.37
Diluted	$0.56	$0.58	$0.57	$0.37

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

17. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Preferred Stock Repurchase
On January 9, 2019, the Company repurchased 2,500 depository shares of Series A Preferred Stock for approximately $61 thousand in cash. Subsequent to the repurchase, the Company had a total of 5,019,727 depository shares outstanding, or approximately 50,197 whole shares.
Convertible Note Exchange
On January 16, 2019, the Company agreed with three holders of its Convertible Notes, pursuant to privately negotiated agreements, to exchange $43.8 million face amount of such notes for an aggregate of 837,040 shares of the Company's common stock, par value $0.001 per share, plus aggregate cash consideration of $19.8 million. The Company's agent and lenders under the CorEnergy Credit Facility provided a consent for the convertible note exchange, subject to certain conditions. Subsequent to the exchange, the Company had approximately $70.2 million of face value of the Convertible Notes outstanding. The Company will record a loss on extinguishment of debt of approximately $5.0 million in the Consolidated Statements of Income for the first quarter of 2019.
Common Stock Dividend
On January 23, 2019, the Company's Board of Directors declared a 2018 fourth quarter dividend of $0.75 per share for CorEnergy common stock. The dividend was paid on February 28, 2019, to stockholders of record on February 14, 2019.
Preferred Stock Dividend
On January 23, 2019, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend was paid on February 28, 2019, to stockholders of record on February 14, 2019.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CorEnergy Infrastructure Trust, Inc.

CONDENSED BALANCE SHEETS	December 31, 2018	December 31, 2017
Assets
Leased property, net of accumulated depreciation of $1,112,218 and $927,838	$3,681,438	$3,865,818
Investments	415,674,601	479,840,250
Cash and cash equivalents	64,574,701	6,662,474
Due from subsidiary	10,549,719	7,302,678
Note receivable from subsidiary	81,000,000	83,250,000
Deferred costs, net of accumulated amortization of $712,182 and $226,342	1,769,585	2,255,425
Prepaid expenses and other assets	265,024	197,211
Total Assets	$577,515,068	$583,373,856
Liabilities and Equity
Unsecured convertible senior notes, net of discount and debt issuance costs of $1,180,729 and $1,967,917	112,777,271	112,032,083
Accounts payable and other accrued liabilities	1,075,045	987,881
Management fees payable	1,831,613	1,748,426
Due to affiliate	153,640	153,640
Total Liabilities	$115,837,569	$114,922,030
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,555,675 and $130,000,000 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,222 and 52,000 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	$125,555,675	$130,000,000
Capital stock, non-convertible, $0.001 par value; 11,960,225 and 11,915,830 shares issued and outstanding at December 31, 2018 and December 31, 2017 (100,000,000 shares authorized)	11,960	11,916
Additional paid-in capital	326,962,163	338,439,910
Retained earnings	9,147,701	—
Total Equity	461,677,499	468,451,826
Total Liabilities and Equity	$577,515,068	$583,373,856
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	For the Years Ended December 31,
	2018	2017	2016
Revenue
Earnings from subsidiary	$48,353,177	$36,222,221	$32,856,338
Total Revenue	48,353,177	36,222,221	32,856,338
Expenses
General and administrative	2,353,593	2,298,201	2,236,358
Depreciation expense	184,380	184,380	184,380
Amortization expense	5,316	5,316	5,316
Total Expenses	2,543,289	2,487,897	2,426,054
Operating Income	$45,809,888	$33,734,324	$30,430,284
Other Income (Expense)
Net distributions and dividend income	$56,827	$96,866	$12,963
Interest on loans to subsidiaries	7,903,104	11,549,344	11,705,465
Interest expense, net	(10,057,943)	(11,451,944)	(12,485,510)
Loss on extinguishment of debt	—	(225,801)	—
Total Other Expense	(2,098,012)	(31,535)	(767,082)
Net Income	$43,711,876	$33,702,789	$29,663,202

Other comprehensive income:
Changes in fair value of qualifying hedges	—	11,196	(201,993)
Total Comprehensive Income	$43,711,876	$33,713,985	$29,461,209
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF CASH FLOW	For the Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$(6,257,124)	$1,661,123	$(3,141,286)
Investing Activities
Issuance of note to subsidiary	—	—	(47,414,250)
Principal payments received from notes to subsidiaries	2,250,000	40,092,095	11,899,659
Investment in consolidated subsidiaries	(73,996)	(33,900,000)	—
Cash distributions from consolidated subsidiaries	110,140,459	46,774,111	39,139,897
Net cash provided by investing activities	$112,316,463	$52,966,206	$3,625,306
Financing Activities
Debt financing costs	—	(1,360,241)	(193,000)
Net offering proceeds on Series A preferred stock	—	71,161,531	—
Repurchases of common stock	—	—	(2,041,851)
Repurchases of convertible debt	—	—	(899,960)
Repurchases of preferred stock debt	(4,275,553)	—	—
Dividends paid on Series A preferred stock	(9,587,500)	(8,227,734)	(4,148,437)
Dividends paid on common stock	(34,284,059)	(34,731,892)	(34,896,727)
Advances on revolving line of credit	—	10,000,000	44,000,000
Payments on revolving line of credit	—	(54,000,000)	—
Principal payments on term debt	—	(36,740,000)	(6,460,000)
Net cash used in financing activities	$(48,147,112)	$(53,898,336)	$(4,639,975)
Net Change in Cash and Cash Equivalents	$57,912,227	$728,993	$(4,155,955)
Cash and Cash Equivalents at beginning of period	6,662,474	5,933,481	10,089,436
Cash and Cash Equivalents at end of period	$64,574,701	$6,662,474	$5,933,481

Supplemental Disclosure of Cash Flow Information
Interest Paid	$8,794,086	$10,080,764	$11,335,654
Non-Cash Investing Activities
Conversion of note receivable from subsidiary to investments	$—	$4,902,495	$—
Dissolution of investment in subsidiary upon liquidation	(73,996)	—	—
Non-Cash Financing Activities
Common stock issued upon conversion of convertible notes	$42,654	$—	$—
Reinvestment of distributions by common stockholders in additional common shares	1,509,830	962,308	815,889
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
NOTE B - DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to CorEnergy Infrastructure Trust, Inc. from the Company's consolidated subsidiaries were $110.1 million, $46.8 million and $39.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CorEnergy Infrastructure Trust, Inc.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period December 31, 2018
Description	Location	Encumbrances	Land	Building & Fixtures	Improvements / Adjustments (4)	Land	Building & Fixtures	Total	Accumulated Depreciation	Investment in Real Estate, net, at 12/31/18	Date Acquired	Life on which depreciation in latest income statement is computed
Pinedale LGS (1)(5)	Pinedale, WY	$37,472,000	$105,485,063	$125,119,062	$—	$105,485,063	$125,119,062	$230,604,125	$53,501,538	$177,102,587	2012	26 years
United Property Systems (4)	St. Louis, MO	—	210,000	1,188,000	78,621	210,000	1,266,621	1,476,621	138,096	1,338,525	2014	40 years
Grand Isle Gathering System (2)(3)(4)	Gulf of Mexico	—	960,000	258,471,397	(6,143,693)	960,000	252,327,704	253,287,704	33,514,461	219,773,243	2015	27 years
		$37,472,000	$106,655,063	$384,778,459	$(6,065,072)	$106,655,063	$378,713,387	$485,368,450	$87,154,095	$398,214,355
(1) In connection with the asset acquisition, CorEnergy and Pinedale LP incurred acquisition costs of $2,557,910, which are included in the total asset balance.
(2) In connection with the asset acquisition, Grand Isle Gathering System incurred acquisition costs of $1,931,396, which are included in the total asset balance.
(3) Initial costs associated with the GIGS asset include amounts capitalized related to an acquired asset retirement obligation (ARO). The negative subsequent adjustment relates to (i) downward revisions of the ARO based on periodic reevaluation as required under FASB ASC 410-20 and (ii) the settlement of a portion of the ARO when a segment of the GIGS pipeline system was decommissioned during the fourth quarter of 2018.

(4) These 2 properties serve as collateral under the CorEnergy Credit Facility. There are no amounts outstanding on the credit facility as of December 31, 2018.
(5) The amount outstanding for the Amended Pinedale Term Credit Facility is $37,472,000 as of December 31, 2018.
NOTES TO SCHEDULE III - CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
Reconciliation of Real Estate and Accumulated Depreciation

	For the Years Ended December 31,
	2018	2017	2016
Investment in real estate:
Balance, beginning of year	$538,112,220	$541,478,086	$543,095,478
Addition: Acquisitions and developments	3,599	9,649	65,371
Deduction: Dispositions and other(1)(2)	(52,747,369)	(3,375,515)	(1,682,763)
Balance, end of year	$485,368,450	$538,112,220	$541,478,086
Accumulated depreciation:
Balance, beginning of year	$72,155,753	$52,219,717	$33,869,263
Addition: Depreciation	20,986,461	19,936,036	18,350,454
Deduction: Dispositions and other(2)	(5,988,119)	—	—
Balance, end of year	$87,154,095	$72,155,753	$52,219,717
(1) The Grand Isle Gathering System had a change in estimate related to the ARO in 2018, 2017 and 2016. Refer to Note 12 ("Asset Retirement Obligation") for further details.
(2) On December 21, 2018, the Company sold its Portland Terminal Facility with a net carrying value of $45.7 million (i.e. gross investment of $51.7 million less accumulated depreciation of $6.0 million). Refer to Note 3 ("Leased Properties and Leases") for further details.

The aggregate cost of the properties is approximately $4.2 million lower for federal income tax purposes at December 31, 2018. The tax basis of the properties is unaudited.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE - CorEnergy Infrastructure Trust, Inc.

Description	Interest Rate	Final Maturity	Monthly Payment Amount	Prior Liens	Face Value	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgages
Billings, Dunn and McKenzie Counties, North Dakota (Morlock Well)	8.52%	6/15/2019	$—	None	$1,300,000	$1,300,000	$—
Total					$1,300,000	$1,300,000	$—
NOTES TO SCHEDULE IV - CONSOLIDATED MORTGAGE LOANS ON REAL ESTATE
Reconciliation of Mortgage Loans on Real Estate

	For the Years Ended December 31,
	2018	2017	2016
Beginning balance	$1,500,000	$1,500,000	$6,877,021
Additions:
New loans	—	—	100,000
Interest receivable(1)	—	—	(95,114)
Total Additions	$—	$—	$4,886
Deductions:
Principal repayments(2)	$236,867	$—	$—
Foreclosures	—	—	1,857,000
Amortization of deferred costs	—	—	(2,025)
Principal, Interest and Deferred Costs Write (Up) Down(2)(3)	(36,867)	—	3,526,932
Total deductions	$200,000	$—	$5,381,907
Ending balance	$1,300,000	$1,500,000	$1,500,000
(1) In 2016, $100 thousand of interest receivable on the SWD Enterprises REIT note was converted to principal.
(2) In 2018, Four Wood Corridor and Compass SWD executed a $1.3 million loan agreement and Compass SWD paid approximately $237 thousand in cash for assets secured by the previous $1.5 million loans. As a result, SWD Enterprises was released from the terms of its loans, and the Company recognized a provision for loan gain of $37 thousand in the Consolidated Statements of Income. Refer to Note 5 ("Financing Notes Receivable") for further details.

(3) For 2016, the amount of provision for loan loss on the Consolidated Statements of Income also includes (a) $656 thousand of loan losses not related to mortgage loans and (b) $832 thousand of losses associated with the foreclosure and sale of Black Bison.

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

SIGNATURE	TITLE	DATE
/s/ David J. Schulte	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
David J. Schulte

/s/ Rebecca M. Sandring	Chief Accounting Officer, Treasurer and Secretary (Principal Accounting and Principal Financial Officer)	February 28, 2019
Rebecca M. Sandring

/s/ Todd Banks	Director	February 28, 2019
Todd Banks

/s/ Barrett Brady	Director	February 28, 2019
Barrett Brady

/s/ Conrad S. Ciccotello	Director	February 28, 2019
Conrad S. Ciccotello

/s/ Catherine A. Lewis	Director	February 28, 2019
Catherine A. Lewis