Form 10-Q
period 2019-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2019-05-02
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of May 1, 2019, the registrant had 12,808,341 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019
TABLE OF CONTENTS
____________________________________________________________________________________________

This Report on Form 10-Q ("Report") should be read in its entirety. No one section of the Report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes, and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the Annual Report on Form 10-K, for the year ended December 31, 2018.

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2018.

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
Compass SWD: Compass SWD, LLC.
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

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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
Portland Terminal Facility: a petroleum products terminal located in Portland, Oregon sold on December 21, 2018 to Zenith Terminals.
Prudential: the Prudential Insurance Company of America.
REIT: real estate investment trust.
SEC: Securities and Exchange Commission.
Series A Preferred Stock: the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, of which there currently are outstanding approximately 50,197 shares represented by 5,019,727 depositary shares, each representing 1/100th of a whole share of Series A Preferred Stock.
SWD: SWD Enterprises, LLC, the previous debtor of the financing notes with Four Wood Corridor.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Quarterly Report on Form 10-Q ("Report") may be deemed "forward-looking statements" within the meaning of the federal securities laws. In many cases, these forward-looking statements may be identified by the use of words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," "targets," "predicts," "plans," "seeks," or similar expressions.
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

•	the ability and willingness of each of our tenants to satisfy their obligations under the respective lease agreements;

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

•	the potential impact of greenhouse gas regulation and climate change on our or our tenants' business, financial condition and results of operations;

•	the loss of any member of our management team;

•	our continued ability to access the debt and equity markets, including our ability to continue using our SEC shelf registration statements;

•	our ability to successfully implement our selective acquisition strategy;

•	our ability to obtain suitable tenants for our properties;

•	our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;

•	changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;

•	our ability to comply with certain debt covenants;

•	dependence by us and our tenants on key customers for significant revenues, and the risk of defaults by any such tenants or customers;

•	our or our tenants' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	the continued availability of third-party pipelines, railroads or other facilities interconnected with certain of our infrastructure assets;

•	risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by extreme weather patterns and other natural phenomena;

•	our ability to sell properties at an attractive price;

•	market conditions and related price volatility affecting our debt and equity securities;

•	competitive and regulatory pressures on the revenues of our interstate natural gas transmission business;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences;

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, and Part II, Item 1A, "Risk Factors", in this Report.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $91,821,871 and $87,154,095	$393,571,456	$398,214,355
Property and equipment, net of accumulated depreciation of $16,812,692 and $15,969,346	109,028,665	109,881,552
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,309,542	1,300,000
Note receivable	—	5,000,000
Cash and cash equivalents	59,361,398	69,287,177
Deferred rent receivable	27,391,780	25,942,755
Accounts and other receivables	3,959,607	5,083,243
Deferred costs, net of accumulated amortization of $1,456,855 and $1,290,236	2,671,824	2,838,443
Prepaid expenses and other assets	964,616	668,584
Deferred tax asset, net	4,854,612	4,948,203
Goodwill	1,718,868	1,718,868
Total Assets	$604,832,368	$624,883,180
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $197,686 and $210,891	$36,392,314	$37,261,109
Unsecured convertible senior notes, net of discount and debt issuance costs of $603,150 and $1,180,729	69,572,850	112,777,271
Asset retirement obligation	8,067,335	7,956,343
Accounts payable and other accrued liabilities	6,384,900	3,493,490
Management fees payable	1,761,466	1,831,613
Income tax liability	69,492	—
Unearned revenue	6,405,203	6,552,049
Total Liabilities	$128,653,560	$169,871,875
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,493,175 and $125,555,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,197 and 50,222 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	$125,493,175	$125,555,675
Capital stock, non-convertible, $0.001 par value; 12,808,341 and 11,960,225 shares issued and outstanding at March 31, 2019 and December 31, 2018 (100,000,000 shares authorized)	12,808	11,960
Additional paid-in capital	349,570,656	320,295,969
Retained earnings	1,102,169	9,147,701
Total Equity	476,178,808	455,011,305
Total Liabilities and Equity	$604,832,368	$624,883,180
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Revenue
Lease revenue	$16,717,710	$17,591,859
Transportation and distribution revenue	4,871,582	3,952,979
Financing revenue	33,540	—
Total Revenue	21,622,832	21,544,838
Expenses
Transportation and distribution expenses	1,503,143	1,572,896
General and administrative	2,870,407	2,727,057
Depreciation, amortization and ARO accretion expense	5,645,096	6,289,330
Provision for loan losses	—	500,000
Total Expenses	10,018,646	11,089,283
Operating Income	$11,604,186	$10,455,555
Other Income (Expense)
Net distributions and other income	$256,615	$3,951
Net realized and unrealized gain on other equity securities	—	13,966
Interest expense	(2,507,294)	(3,210,590)
Loss on extinguishment of debt	(5,039,731)	—
Total Other Expense	(7,290,410)	(3,192,673)
Income before income taxes	4,313,776	7,262,882
Taxes
Current tax expense (benefit)	353,744	(35,549)
Deferred tax expense (benefit)	93,591	(409,277)
Income tax expense (benefit), net	447,335	(444,826)
Net Income attributable to CorEnergy Stockholders	3,866,441	7,707,708
Preferred dividend requirements	2,314,128	2,396,875
Net Income attributable to Common Stockholders	$1,552,313	$5,310,833

Earnings Per Common Share:
Basic	$0.12	$0.45
Diluted	$0.12	$0.45
Weighted Average Shares of Common Stock Outstanding:
Basic	12,604,943	11,918,904
Diluted	12,604,943	11,918,904
Dividends declared per share	$0.750	$0.750
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Amount
Balance at December 31, 2018	11,960,225	$11,960	$125,555,675	$320,295,969	$9,147,701	$455,011,305
Net income	—	—	—	—	3,866,441	3,866,441
Series A preferred stock dividends	—	—	—	—	(2,313,780)	(2,313,780)
Preferred stock repurchases(1)	—	—	(62,500)	2,195	(245)	(60,550)
Common stock dividends	—	—	—	—	(9,597,948)	(9,597,948)
Common stock issued upon exchange of convertible notes	837,040	837	—	28,868,672	—	28,869,509
Reinvestment of dividends paid to common stockholders	11,076	11	—	403,820	—	403,831
Balance at March 31, 2019 (Unaudited)	12,808,341	$12,808	$125,493,175	$349,570,656	$1,102,169	$476,178,808
See accompanying Notes to Consolidated Financial Statements.
(1) In connection with the repurchases of Series A Preferred Stock during 2019, the addition to preferred dividends of $245 represents the premium in the repurchase price paid compared to the carrying amount derecognized.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Operating Activities
Net Income	$3,866,441	$7,707,708
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	93,591	(409,277)
Depreciation, amortization and ARO accretion	5,943,528	6,642,875
Provision for loan losses	—	500,000
Loss on extinguishment of debt	5,039,731	—
Gain on sale of equipment	—	(3,724)
Net realized and unrealized gain on other equity securities	—	(13,966)
Changes in assets and liabilities:
Increase in deferred rent receivable	(1,449,025)	(1,700,101)
Decrease in accounts and other receivables	1,123,636	802,961
Increase in financing note accrued interest receivable	(9,542)	—
Increase in prepaid expenses and other assets	(296,032)	(49,264)
Increase (decrease) in management fee payable	(70,147)	64,837
Increase in accounts payable and other accrued liabilities	2,891,410	2,102,656
Increase (decrease) in current income tax liability	69,492	(35,549)
Decrease in unearned revenue	(146,846)	(1,862,534)
Net cash provided by operating activities	$17,056,237	$13,746,622
Investing Activities
Purchases of property and equipment	(15,335)	(47,883)
Proceeds from sale of property and equipment	—	11,499
Principal payment on note receivable	5,000,000	—
Net cash provided by (used in) investing activities	$4,984,665	$(36,384)
Financing Activities
Debt financing costs	—	(261,667)
Repurchases of preferred stock	(60,550)	—
Cash paid for extinguishment of convertible notes	(19,516,234)	—
Dividends paid on Series A preferred stock	(2,313,780)	(2,396,875)
Dividends paid on common stock	(9,194,117)	(8,626,668)
Principal payments on secured credit facilities	(882,000)	(882,000)
Net cash used in financing activities	$(31,966,681)	$(12,167,210)
Net Change in Cash and Cash Equivalents	$(9,925,779)	$1,543,028
Cash and Cash Equivalents at beginning of period	69,287,177	15,787,069
Cash and Cash Equivalents at end of period	$59,361,398	$17,330,097

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,116,371	$705,228
Income taxes paid (net of refunds)	(220,701)	—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$—	$(252,694)
Reinvestment of distributions by common stockholders in additional common shares	403,831	310,204
Common stock issued upon exchange of convertible notes	28,869,509	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
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
Basis of Presentation
The accompanying consolidated financial statements include CorEnergy accounts and the accounts of its wholly-owned subsidiaries and have been prepared in accordance with GAAP set forth in the ASC, as published by the FASB, and with the SEC instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation.
The FASB issued ASU 2015-02 "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. However, based on the general partners' roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon this evaluation and the Company's 100 percent ownership of the limited partnership interest in both Pinedale LP and Grand Isle Corridor LP, the consolidated financial statements presented include full consolidation with respect to both partnerships.
Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2018, filed with the SEC on February 28, 2019 (the "2018 CorEnergy 10-K").
2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02 "Leases" ("ASU 2016-02" or "ASC 842"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASC 842 is effective for fiscal years and interim periods beginning after December 15, 2018. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption. The adoption of the new standard resulted in the recording of right-of-use

Table of Contents	Glossary of Defined Terms

assets and lease liabilities of approximately $75 thousand each, included in prepaid expenses and other assets and accounts payable and other accrued liabilities, respectively, as of January 1, 2019. There was no difference between the right-of-use assets and lease liabilities resulting in an adjustment to retained earnings. The standard did not materially impact the Company's Consolidated Statements of Income and had no impact on the Consolidated Statements of Cash Flows. The Company will continue to apply legacy guidance in ASC 840, "Leases," including its disclosures requirements, in the comparative periods presented in the year of adoption.
In accordance with ASC 842 transition disclosure requirements, the cumulative effect of changes made to the Consolidated Balance Sheets as of January 1, 2019 for the adoption of ASC 842 were as follows:

Balance Sheet	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
Assets
Prepaid expenses and other assets	$668,584	$74,534	$743,118
Liabilities
Accounts payable and other accrued liabilities	3,493,490	74,534	3,568,024
Equity
Retained earnings	9,147,701	—	9,147,701
In adopting ASC 842, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of historical lease classification. For the underlying lessee asset class related to single-use office space, the Company also elected the lessee separation and allocation practical expedient to not separate lease and non-lease components and instead to account for each separate lease component and non-lease component as a single lease component. For the underlying lessor asset class related to pipelines residing on military bases, the Company elected the lessor separation and allocation practical expedient to not separate lease and non-lease components and instead to account for each separate lease component and non-lease component as a single lease component if the non-lease components otherwise will be accounted for in accordance with ASC 606, and both the following criteria are met: (i) the timing and pattern of revenue recognition are the same for the non-lease component(s) and the related lease component and (ii) the lease component will be classified as an operating lease. Additionally, the Company elected the practical expedient related to land easements, allowing the carry forward of accounting treatment for land easements on existing agreements, which are currently accounted for within property, plant and equipment.
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
3. LEASED PROPERTIES AND LEASES
The Company primarily acquires mid-stream and downstream assets in the U.S. energy sector such as pipelines, storage terminals, and gas and electric distribution systems and leases these assets to operators under triple-net leases. These leases typically include a contracted base rent with escalation clauses and participating rents that are tied to contract-specific criteria. Base rents under the Company's leases are structured on an estimated fair market value rent structure over the initial term, which includes assumptions related to the terminal value of the assets and expectations of tenant renewals. At the conclusion of the initial lease term, the Company's leases may contain fair market value repurchase options or fair market rent renewal terms. These clauses also act as safeguards against the Company's tenants pursuing activities which would undermine or degrade the value of the assets faster than the underlying reserves are depleted. Participating rents are structured to provide exposure to the successful commercial activity of the tenant, and as such, also provide protection in the event that the economic life of the assets is reduced based on accelerated production by the Company's tenants. While the Company is primarily a lessor, certain of its operating subsidiaries are lessees and have entered into lease agreements as discussed further below.

Table of Contents	Glossary of Defined Terms

LESSOR - LEASED PROPERTIES
The Company's current leased properties are classified as operating leases and are recorded as leased property in the Consolidated Balance Sheets. Initial direct costs incurred in connection with the creation and execution of a lease prior to January 1, 2019 are capitalized and amortized over the lease term. The Company did not reassess initial indirect cost as it elected the package of practical expedients. Subsequent to January 1, 2019, initial direct costs under ASC 842 are incremental costs of a lease that would not have been incurred if the lease had not been obtained and may include commissions or payments made to an existing tenant as an incentive to terminate its lease. Base rent related to the Company's leased property is recognized on a straight-line basis over the term of the lease when collectability is probable. Participating rent is recognized when it is earned, based on the achievement of specified performance criteria. Base and participating rent are recorded as lease revenue in the Consolidated Statements of Income. Rental payments received in advance are classified as unearned revenue and included as a liability within the Consolidated Balance Sheets. Unearned revenue is amortized ratably over the lease period as revenue recognition criteria are met. Rental payments received in arrears are accrued and classified as deferred rent receivable and included in assets within the Consolidated Balance Sheets.
Under the Company's triple-net leases, the tenant is required to pay property taxes and insurance directly to the applicable third-party provider. Consistent with guidance in ASC 842, the Company will present the cost and the lessee's direct payment to the third-party under the triple-net leases on a net basis in the Consolidated Statements of Income.
As of March 31, 2019, the Company had two significant properties located in Wyoming, Louisiana and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial term of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS
Location	Gulf of Mexico/Louisiana	Pinedale, WY
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC
Asset Description	Approximately 153 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.	Approximately 150 miles of pipelines and four central storage facilities.
Date Acquired	June 2015	December 2012
Initial Lease Term	11 years	15 years
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms
Current Monthly Rent Payments	7/1/2018 - 6/30/2019: $2,860,917 7/1/2019 - 6/30/2020: $3,223,917	$1,812,307
Initial Estimated Useful Life	27 years	26 years
The Company also concluded that Omega's long-term contract with the Department of Defense ("DOD") to provide natural gas distribution to Fort Leonard Wood through Omega's pipeline distribution system on the military post meets the definition of a lease under ASC 842. Omega is the lessor in the contract and the lease is classified as an operating lease. The Company noted the non-lease component is the predominant component in the lease, and the timing and pattern of transfer of the lease component and the associated non-lease component are the same. As discussed in Note 2 ("Recent Accounting Pronouncements"), the Company elected a practical expedient that allows lessors to not separate lease and related non-lease components if the non-lease components otherwise would be accounted for in accordance with the revenue standard under ASC 606. With the election of this practical expedient, the Company continues to account for the DOD contract under the revenue standard, which is consistent with the Company's current accounting for the contract. Refer to Note 4 ("Transportation And Distribution Revenue") for further details.

Table of Contents	Glossary of Defined Terms

The future contracted minimum rental receipts for all leases as of March 31, 2019, are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2019	$44,307,392
2020	65,383,190
2021	71,345,190
2022	70,322,690
2023	67,274,690
Thereafter	193,639,760
Total	$512,272,912
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of		For the Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2019	March 31, 2018
Pinedale LGS(2)	44.4%	44.5%	39.1%	32.8%
Grand Isle Gathering System	55.2%	55.2%	60.8%	57.8%
Portland Terminal Facility(3)	—%	—%	—%	9.3%
(1) Insignificant leases are not presented; thus, percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $1.1 million and $437 thousand for the three months ended March 31, 2019 and 2018, respectively.
(3) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Depreciation Expense
GIGS	$2,440,791	$2,751,272
Pinedale	2,217,360	2,217,360
Portland Terminal Facility(1)	—	318,915
United Property Systems	9,624	9,122
Total Depreciation Expense	$4,667,775	$5,296,669
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641
Pinedale	15,342	15,342
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983
ARO Accretion Expense
GIGS	$110,992	$127,928
Total ARO Accretion Expense	$110,992	$127,928
(1) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	March 31, 2019	December 31, 2018
Net Deferred Lease Costs
GIGS	$221,678	$229,319
Pinedale	535,007	550,349
Total Deferred Lease Costs, net	$756,685	$779,668

Table of Contents	Glossary of Defined Terms

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
Energy Gulf Coast/Cox Oil
Prior to October 29, 2018, EGC was subject to the reporting requirements of the Exchange Act and was required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Its SEC filings can be found at www.sec.gov. Effective March 21, 2018, EGC changed its NASDAQ ticker symbol from EXXI to EGC. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of EGC but has no reason to doubt the accuracy or completeness of such information. In addition, EGC has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of EGC that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing. Upon the filing by EGC of a Form 15 with the SEC on October 29, 2018, following the closing on October 18, 2018 of the previously announced acquisition of EGC by an affiliate of the privately-held Cox Oil, EGC's SEC reporting obligations were suspended and it ceased to file such reports.
The Company believes the terms of the Grand Isle Lease Agreement require EGC and Cox Oil to provide the Company with certain financial statement information of EGC which must be filed pursuant to SEC Regulation S-X. When EGC's financial information ceased to be publicly available, the Company encouraged officials of EGC and Cox Oil and, through Company counsel, the legal counsel to such entities, to satisfy their obligations under the Grand Isle Lease Agreement to provide the required information to the Company for inclusion in its SEC reports. To date, EGC and Cox Oil have refused to fulfill these obligations. The Company intends to enforce the obligations of EGC and Cox Oil and obtained a temporary restraining order ("TRO") from a Texas state court, mandating that they deliver the required EGC financial statements for the year ended December 31, 2018. While the TRO has been stayed pending an appeal by EGC and Cox Oil, the Company will continue to pursue all viable options to obtain and file the necessary financial statements.
LESSEE - LEASED PROPERTIES
The Company's operating subsidiaries currently lease single-use office space and equipment with remaining lease terms of less than two years, some of which may include renewal options. These leases are classified as operating leases and immaterial to the consolidated financial statements. The Company recognizes lease expense in the Consolidated Statements of Income on a straight-line basis over the remaining lease term.
4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of natural gas supply, transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and expansion. Based on the nature of the agreements, revenue for all but one of the Company's natural gas supply, transportation and distribution performance obligations is recognized on a right to invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer. System maintenance and expansion contracts are specific and tailored to the customer's needs, have no alternative use and have an enforceable right to payment as the services are provided. Revenue is recognized on an input method, based on the actual cost of

Table of Contents	Glossary of Defined Terms

a service as a measure of the performance obligation satisfaction. Differences between amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets.
The Company has a contract with Spire that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation. Based on a downward revision of the rate during the Company's long-term natural gas transportation contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Following the November 2018 rate decline, recognized performance obligations exceeded amounts invoiced and the contract liability began to decline at a rate of approximately $138 thousand per quarter and will continue to decline at the same rate through the end of the contract in October 2030. As of March 31, 2019, the revenue allocated to the remaining performance obligation under this contract is approximately $62.1 million.
The table below summarizes the Company's contract asset and contract liability balances related to its transportation and distribution revenue contracts as of March 31, 2019:

	Contract Asset(1)	Contract Liability(2)
Beginning Balance January 1, 2019	$180,579	$6,522,354
Unrecognized Performance Obligations	(209,157)	—
Recognized Performance Obligations	34,923	(137,796)
Ending Balance March 31, 2019	$6,345	$6,384,558
(1) The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
(2) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Natural gas transportation contracts	61.4%	66.5%
Natural gas distribution contracts	34.8%	26.4%
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
Four Wood Financing Note Receivable
On December 12, 2018, Four Wood Corridor granted SWD, the previous debtor, approval to sell the assets securing the SWD loans to Compass SWD, LLC ("Compass SWD") in exchange for Compass SWD executing a new loan agreement with Four Wood Corridor for $1.3 million (the "Compass REIT Loan") and approximately $237 thousand in cash consideration, net of costs facilitating the close. The Compass REIT Loan is secured by real and personal property that provides saltwater disposal services for the oil and natural gas industry. The Compass REIT Loan is scheduled to mature on June 15, 2019 and interest is accrued on the outstanding principal at an annual rate of LIBOR plus 6 percent. As of March 31, 2019 and December 31, 2018, the Compass REIT Loan was valued at $1.3 million. As a result of the transaction, SWD was released from the terms of their loans.

Table of Contents	Glossary of Defined Terms

6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of March 31, 2019 and December 31, 2018, are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2019	December 31, 2018
Deferred Tax Assets:
Deferred contract revenue	$1,542,509	$1,691,899
Net operating loss carryforwards	5,066,801	5,424,671
Loan loss provision	—	263,508
Basis reduction of investment in partnerships	339,663	—
Other	419,442	95,695
Sub-total	$7,368,415	$7,475,773
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(2,491,656)	$(2,508,547)
Other	(22,147)	(19,023)
Sub-total	$(2,513,803)	$(2,527,570)
Total net deferred tax asset	$4,854,612	$4,948,203
As of March 31, 2019, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2014 remain open to examination by federal and state tax authorities.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three months ended March 31, 2019 and 2018 to income from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2019	March 31, 2018
Application of statutory income tax rate	$905,893	$1,525,205
State income taxes, net of federal tax expense (benefit)	516,026	(143,950)
Federal Tax Attributable to Income of Real Estate Investment Trust	(915,985)	(1,814,496)
Other	(58,599)	(11,585)
Total income tax expense (benefit)	$447,335	$(444,826)
The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2019	March 31, 2018
Current tax expense (benefit)
Federal	$216,093	$(28,139)
State (net of federal tax expense (benefit))	137,651	(7,410)
Total current tax expense (benefit)	$353,744	$(35,549)
Deferred tax expense (benefit)
Federal	$(284,784)	$(272,738)
State (net of federal tax expense (benefit))	378,375	(136,539)
Total deferred tax expense (benefit)	$93,591	$(409,277)
Total income tax expense (benefit), net	$447,335	$(444,826)

Table of Contents	Glossary of Defined Terms

7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	March 31, 2019	December 31, 2018
Land	$580,000	$580,000
Natural gas pipeline	124,307,244	124,306,175
Vehicles and trailers	685,554	696,164
Office equipment and computers	268,559	268,559
Gross property and equipment	$125,841,357	$125,850,898
Less: accumulated depreciation	(16,812,692)	(15,969,346)
Net property and equipment	$109,028,665	$109,881,552
Depreciation expense was $843 thousand and $842 thousand for the three months ended March 31, 2019 and 2018, respectively.
8. MANAGEMENT AGREEMENT
The Company pays its manager, Corridor, pursuant to a Management Agreement as described in the 2018 CorEnergy 10-K. During the three months ended March 31, 2019, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $45 thousand of the total $160 thousand incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.
Fees incurred under the Management Agreement for the three months ended March 31, 2019 were $1.8 million, compared to $1.9 million for the three months ended March 31, 2018. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Income.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three months ended March 31, 2019 were $68 thousand, compared to $69 thousand for the three months ended March 31, 2018. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Income.
9. FAIR VALUE
As a result of the sale or disposition of the Company's equity securities in 2018, there are no assets or liabilities measured at fair value on a recurring basis as of March 31, 2019.
Valuation Techniques and Unobservable Inputs
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
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices.

Table of Contents	Glossary of Defined Terms

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2019		December 31, 2018
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$59,361,398	$59,361,398	$69,287,177	$69,287,177
Financing notes receivable (Note 5)	Level 3	$1,309,542	$1,309,542	$1,300,000	$1,300,000
Financial Liabilities:
Secured Credit Facilities	Level 2	$36,392,314	$36,392,314	$37,261,109	$37,261,109
Unsecured convertible senior notes	Level 1	$69,572,850	$78,356,416	$112,777,271	$119,378,982
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
10. DEBT
The following is a summary of the Company's debt facilities and balances as of March 31, 2019 and December 31, 2018:

	Total Commitment or Original Principal	Quarterly Principal Payments		March 31, 2019		December 31, 2018
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	5.24%	$—	5.25%
MoGas Revolver	1,000,000	—	7/28/2022	—	5.24%	—	5.25%
Omega Line of Credit	1,500,000	—	7/31/2019	—	6.49%	—	6.50%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility	41,000,000	882,000	12/29/2022	36,590,000	6.50%	37,472,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	70,176,000	7.00%	113,958,000	7.00%
Total Debt				$106,766,000		$151,430,000
Less:
Unamortized deferred financing costs (1)				$234,663		$283,278
Unamortized discount on 7.00% Convertible Senior Notes				566,173		1,108,342
Long-term debt, net of deferred financing costs				$105,965,164		$150,038,380
Debt due within one year				$3,528,000		$3,528,000
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
The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if the Company fails to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's convertible notes on June 15, 2020. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). As of March 31, 2019, the Company was in compliance with all covenants of the CorEnergy Credit Facility.
As of March 31, 2019, the Company had approximately $123.0 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
Amended Pinedale Term Credit Facility
On December 29, 2017, Pinedale LP entered into the Amended Pinedale Term Credit Facility with Prudential and a group of lenders affiliated with Prudential as the sole lenders and Prudential serving as administrative agent. Under the terms of the Amended

Table of Contents	Glossary of Defined Terms

Pinedale Term Credit Facility, Pinedale LP was provided with a 5-year $41.0 million term loan facility, bearing interest at a fixed rate of 6.5 percent, which matures on December 29, 2022. Principal payments of $294 thousand, plus accrued interest, are payable monthly.
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement which, along with other provisions of the credit facility, limit cash dividends and loans by Pinedale LP to the Company. At March 31, 2019, the net assets of Pinedale LP were $135.6 million and Pinedale LP was in compliance with all of the financial covenants of the Amended Pinedale Term Credit Facility.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
CorEnergy Credit Facility	$143,636	$143,635
Amended Pinedale Term Credit Facility	13,205	13,112
Total Deferred Debt Cost Amortization Expense (1)(2)	$156,841	$156,747
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
Contractual Payments
The remaining contractual principal payments as of March 31, 2019 under the Amended Pinedale Term Credit Facility are as follows:

Year	Amended Pinedale Term Credit Facility
2019	$2,646,000
2020	3,528,000
2021	3,528,000
2022	26,888,000
2023	—
Thereafter	—
Total Remaining Contractual Payments	$36,590,000
Convertible Debt
On June 29, 2015, the Company completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "Convertible Notes"). The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.00 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. On May 23, 2016, the Company repurchased $1.0 million of its convertible bonds on the open market. During the year

Table of Contents	Glossary of Defined Terms

ended December 31, 2018, certain holders elected to convert approximately $42 thousand of Convertible Notes for 1,271 shares of CorEnergy common stock. The conversion rate for the Convertible Notes is 30.3030 shares of common stock per $1,000 principal amount of Convertible Notes, equivalent to a conversion price of $33.00 per share of common stock.
On January 16, 2019, the Company agreed with three holders of its Convertible Notes, pursuant to privately negotiated agreements, to exchange $43.8 million face amount of such notes for an aggregate of 837,040 shares of the Company's common stock, par value $0.001 per share, plus aggregate cash consideration of $19.8 million, including $315 thousand of interest expense. The Company's agent and lenders under the CorEnergy Credit Facility provided a consent for the convertible note exchange. Subsequent to the exchange, the Company had approximately $70.2 million of face value of the Convertible Notes outstanding. The Company recorded a loss on extinguishment of debt of approximately $5.0 million in the Consolidated Statements of Income for the three months ended March 31, 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $409 thousand and $27 thousand, respectively. The remaining underwriter's discount and deferred debt costs continue to be amortized over the remaining term of the Convertible Notes.
The following is a summary of the impact of Convertible Notes on interest expense for the three months ended March 31, 2019 and 2018:

Convertible Note Interest Expense
	For the Three Months Ended
	March 31, 2019	March 31, 2018
7.00% Convertible Notes	$1,406,857	$1,995,000
Discount Amortization	132,910	184,728
Deferred Debt Issuance Amortization	8,681	12,069
Total Convertible Note Interest Expense	$1,548,448	$2,191,797
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million, a portion of which is being amortized over the life of the Convertible Notes as discussed above. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent for each of the three months ended March 31, 2019 and 2018, respectively.
11. STOCKHOLDERS' EQUITY
PREFERRED STOCK
As of March 31, 2019, the Company has a total of 5,019,727 depository shares outstanding, or approximately 50,197 whole shares of its 7.375% Series A Preferred Stock. The Company's Board of Directors authorized a share repurchase program for the Company to buy up to $10.0 million of its preferred stock, which commenced August 6, 2018. Purchases may be made through the program through August 5, 2019. The Company is not obligated to repurchase any shares of stock under the program and may terminate the program at any time. On January 9, 2019, the Company repurchased 2,500 depository shares of Series A Preferred Stock for approximately $61 thousand in cash.
See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of March 31, 2019, the Company has 12,808,341 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan. As of March 31, 2019, the Company has issued 22,003 shares of common stock under its dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
On November 9, 2018, the Company had a new shelf registration statement declared effective by the SEC replacing the Company's previously filed shelf registration statement, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As described elsewhere in this Report, EGC and Cox Oil have refused to provide the financial statement information concerning EGC required to be filed by the Company pursuant to SEC Regulation S-X. At

Table of Contents	Glossary of Defined Terms

least until it is able to file these EGC financial statements, the Company does not expect to be able to use this shelf registration statement, or the shelf registration statement filed for its dividend reinvestment plan, to sell its securities.
The Company is engaged in dialogue with the staff of the SEC in an effort to shorten the period during which it does not use its registration statements. The Company does not expect this period to be shortened until the EGC financial statement information has been received and filed.
12. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three months ended March 31, 2019 and 2018 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes because such impact is antidilutive. Under the if converted method, and after consideration of the common shares issued in the Convertible Note exchange discussed in Note 10 ("Debt"), the 7.00% Convertible Senior Notes would result in an additional 2,126,545 common shares outstanding for the three months ended March 31, 2019. For the three months ended March 31, 2018, the if-converted method would have resulted in an additional 3,454,545 common shares outstanding.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net income attributable to CorEnergy stockholders	$3,866,441	$7,707,708
Less: preferred dividend requirements	2,314,128	2,396,875
Net income attributable to common stockholders	$1,552,313	$5,310,833
Weighted average shares - basic	12,604,943	11,918,904
Basic earnings per share	$0.12	$0.45

Net income attributable to common stockholders (from above)	$1,552,313	$5,310,833
Add: After tax effect of convertible interest	—	—
Income attributable for dilutive securities	$1,552,313	$5,310,833
Weighted average shares - diluted	12,604,943	11,918,904
Diluted earnings per share	$0.12	$0.45
13. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On April 24, 2019, the Company's Board of Directors declared a 2019 first quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on May 31, 2019 to stockholders of record on May 17, 2019. As previously disclosed in the Company's Current Report on Form 8-K filed on April 24, 2019, the Company has suspended its dividend reinvestment plan and will pay this quarter's common stock dividend entirely in cash.
Preferred Stock Dividend Declaration
On April 24, 2019, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend is payable on May 31, 2019 to stockholders of record on May 17, 2019.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this Report on Form 10-Q ("Report") of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, stockholder returns, performance of leases by tenants, performance on loans to customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, and Part II, Item 1A, "Risk Factors" in this Report.
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
Base rents under our leases are structured on an estimated fair market value rent structure over the initial term, which includes assumptions related to the terminal value of our assets and expectations of tenant renewals. At the conclusion of the initial lease term, our leases may contain fair market value repurchase options or fair market rent renewal terms. These clauses also act as safeguards against our tenants pursuing activities which would undermine or degrade the value of our assets faster than the underlying reserves are depleted. Our participating rents are structured to provide exposure to the successful commercial activity of the tenant, and as such, also provide protection in the event that the economic life of our assets is reduced based on accelerated production by our tenants.
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
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. We regularly assess our ability to pay and to grow our dividend to common stockholders. We target long-term revenue growth of 1-3 percent annually from existing contracts, through inflation escalations and participating rents, and additional growth from acquisitions. There can be no assurance that any potential acquisition opportunities will result in consummated transactions. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.

Table of Contents	Glossary of Defined Terms

We believe these characteristics align CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and contracts with predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of March 31, 2019, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three months ended March 31, 2019 and 2018. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2018, is unaudited.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Revenue
Lease revenue	$16,717,710	$17,591,859
Transportation and distribution revenue	4,871,582	3,952,979
Financing revenue	33,540	—
Total Revenue	21,622,832	21,544,838
Expenses
Transportation and distribution expenses	1,503,143	1,572,896
General and administrative	2,870,407	2,727,057
Depreciation, amortization and ARO accretion expense	5,645,096	6,289,330
Provision for loan losses	—	500,000
Total Expenses	10,018,646	11,089,283
Operating Income	$11,604,186	$10,455,555
Other Income (Expense)
Net distributions and other income	$256,615	$3,951
Net realized and unrealized gain on other equity securities	—	13,966
Interest expense	(2,507,294)	(3,210,590)
Loss on extinguishment of debt	(5,039,731)	—
Total Other Expense	(7,290,410)	(3,192,673)
Income before income taxes	4,313,776	7,262,882
Income tax expense (benefit), net	447,335	(444,826)
Net Income attributable to CorEnergy Stockholders	3,866,441	7,707,708
Preferred dividend requirements	2,314,128	2,396,875
Net Income attributable to Common Stockholders	$1,552,313	$5,310,833

Other Financial Data (1)
Adjusted EBITDAre	$17,505,897	$17,248,836
NAREIT FFO	7,063,434	11,449,252
FFO	7,215,227	11,413,799
AFFO	13,036,877	12,027,196
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenue. Consolidated revenues were $21.6 million for the three months ended March 31, 2019 compared to $21.5 million for the three months ended March 31, 2018, representing an increase of $78 thousand. Lease revenue was $16.7 million and $17.6 million for the three months ended March 31, 2019 and 2018, respectively, with the decrease of approximately $874 thousand driven primarily by the sale of the Portland Terminal Facility and concurrent termination of the lease in December of 2018, partially offset by an increase in variable rent collected on the Pinedale lease during the first quarter of 2019. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $4.9 million and $4.0 million for the three months ended March 31, 2019

Table of Contents	Glossary of Defined Terms

and 2018, respectively. The increase primarily resulted from higher rates going into effect on December 1, 2018 related to the rate case filed by MoGas with FERC.
Transportation and Distribution Expenses. Transportation and distribution expenses remained relatively consistent at $1.5 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.
General and Administrative Expenses. General and administrative expenses were $2.9 million for the three months ended March 31, 2019 compared to $2.7 million for the three months ended March 31, 2018. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Management fees	$1,808,501	$1,882,510
Acquisition and professional fees	691,272	537,558
Other expenses	370,634	306,989
Total	$2,870,407	$2,727,057
Management fees are directly proportional to our asset base. For the three months ended March 31, 2019, management fees decreased $74 thousand compared to the prior-year period due to cash utilized for the Convertible Note exchange. See Part I, Item 1, Note 10 ("Debt") for additional information about the exchange.
Acquisition and professional fees for the three months ended March 31, 2019 increased $154 thousand from the prior-year period. The increase is primarily due to an increase in professional fees during the three months ended March 31, 2019, which is attributable to higher legal and consulting costs in the current year partially related to ongoing litigation with EGC/Cox Oil. See Part I, Item 1, Note 3 ("Leased Properties And Leases") for additional information.
Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. Asset acquisition costs during the three months ended March 31, 2019 were relatively consistent with the prior-year period.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $5.6 million for the three months ended March 31, 2019 compared to $6.3 million for the three months ended March 31, 2018. This decrease was primarily related to depreciation expense, which decreased $627 thousand for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in depreciation expense was largely driven by (i) the sale of the Portland Terminal Facility in December of 2018 and (ii) updates made to the estimated useful lives of certain ARO segments of GIGS at the end of 2018.
Provision for loan losses. For the three months ended March 31, 2018, we recorded a provision for loan losses of $500 thousand related to an additional write-down on the SWD loans. There were no loan loss provisions recorded for the three months ended March 31, 2019. For additional information, refer to Part I, Item 1, Note 5 ("Financing Notes Receivable").
Interest Expense. For the three months ended March 31, 2019 and 2018, interest expense totaled approximately $2.5 million and $3.2 million, respectively. This decrease was primarily attributable to a decrease in interest expense as a result of the Convertible Note exchange that occurred during the three months ended March 31, 2019.
Loss on Extinguishment of Debt. For the three months ended March 31, 2019, a loss on extinguishment of debt totaling approximately $5.0 million was recorded in connection with the Convertible Note exchange entered into on January 16, 2019. There was no loss on extinguishment of debt recorded for the three months ended March 31, 2018. For additional information, see Part I, Item 1, Note 10 ("Debt").
Income Tax Expense (Benefit). Income tax expense was $447 thousand for the three months ended March 31, 2019, as compared to $445 thousand of income tax benefit for the three months ended March 31, 2018. The income tax expense recorded in the current-year period is primarily the result of a change in our state effective rate due to changes in state law and state operations by certain of our TRS entities. The income tax benefit recorded in the prior year period is the result of losses generated by our TRS entities.
Net Income. Net income attributable to CorEnergy stockholders was $3.9 million and $7.7 million for the three months ended March 31, 2019 and 2018, respectively. After deducting $2.3 million and $2.4 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the three months ended March 31,

Table of Contents	Glossary of Defined Terms

2019 was $1.6 million, or $0.12 per basic and diluted common share as compared to $5.3 million, or $0.45 per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Stockholders per Share
As of March 31, 2019, our common equity increased by approximately $21.2 million to $350.7 million from $329.5 million as of December 31, 2018. This increase principally consists of: (i) $28.9 million of common stock issued pursuant to the exchange of Convertible Notes, (ii) $404 thousand of common stock issued pursuant to reinvestment of dividends through the dividend reinvestment plan; and (iii) net income attributable to CorEnergy common stockholders of approximately $1.6 million; offset by (iv) dividends paid to our common stockholders of approximately $9.6 million.

Book Value Per Common Share
Analysis of Equity	March 31, 2019	December 31, 2018
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,493,175 and $125,555,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,197 and 50,222 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	$125,493,175	$125,555,675
Capital stock, non-convertible, $0.001 par value; 12,808,341 and 11,960,225 shares issued and outstanding at March 31, 2019 and December 31, 2018 (100,000,000 shares authorized)	12,808	11,960
Additional paid-in capital	349,570,656	320,295,969
Retained earnings	1,102,169	9,147,701
Total CorEnergy Stockholders' Equity	$476,178,808	$455,011,305
Subtract: 7.375% Series A Preferred Stock	(125,493,175)	(125,555,675)
Total CorEnergy Common Equity	$350,685,633	$329,455,630
Common shares outstanding	12,808,341	11,960,225
Book Value per Common Share	$27.38	$27.55
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
EBITDAre and Adjusted EBITDAre
EBITDAre and Adjusted EBITDAre are non-GAAP financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. EBITDAre, as established by NAREIT, is defined as net income (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's pro rata share of EBITDAre of unconsolidated affiliates. Our presentation of Adjusted EBITDAre represents EBITDAre adjusted for net realized and unrealized (gain) loss on securities, non-cash; (gain) loss on extinguishment of debt; provision for loan (gain) loss; and preferred dividend requirements.

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
The following table presents a reconciliation of Income Attributable to Common Stockholders, as reported in the Consolidated Statements of Income to EBITDAre and Adjusted EBITDAre:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Income Attributable to Common Stockholders	$1,552,313	$5,310,833
Add:
Interest expense, net	2,507,294	3,210,590
Depreciation, amortization, and ARO accretion	5,645,096	6,289,330
Less:
Income tax (expense) benefit	(447,335)	444,826
EBITDAre	$10,152,038	$14,365,927
Add:
Loss on extinguishment of debt	5,039,731	—
Provision for loan losses	—	500,000
Preferred dividend requirements	2,314,128	2,396,875
Less:
Net realized and unrealized gain (loss) on securities, noncash portion	—	13,966
Adjusted EBITDAre	$17,505,897	$17,248,836
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
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
Due to the legacy investments that we hold, we have also historically presented a measure of FFO, to which we refer herein as FFO Adjusted for Securities Investments which is derived by further adjusting NAREIT FFO for distributions received from investment securities, income tax expense (benefit) from investment securities, net distributions and other income and net realized and unrealized gain or loss on other equity securities.
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

Table of Contents	Glossary of Defined Terms

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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three months ended March 31, 2019 and 2018. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus (gain) loss on extinguishment of debt, provision for loan (gain) loss, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), income tax (expense) benefit unrelated to securities investments, amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net Income attributable to CorEnergy Stockholders	$3,866,441	$7,707,708
Less:
Preferred Dividend Requirements	2,314,128	2,396,875
Net Income attributable to Common Stockholders	$1,552,313	$5,310,833
Add:
Depreciation	5,511,121	6,138,419
NAREIT funds from operations (NAREIT FFO)	$7,063,434	$11,449,252
Add:
Distributions received from investment securities	256,615	3,951
Less:
Net distributions and other income	256,615	3,951
Net realized and unrealized gain on other equity securities	—	13,966
Income tax (expense) benefit from investment securities	(151,793)	21,487
Funds from operations adjusted for securities investments (FFO)	$7,215,227	$11,413,799
Add:
Loss on extinguishment of debt	5,039,731	—
Provision for loan losses, net of tax	—	500,000
Transaction costs	53,970	32,281
Amortization of debt issuance costs	298,432	353,544
Amortization of deferred lease costs	22,983	22,983
Accretion of asset retirement obligation	110,992	127,928
Less:
Income tax (expense) benefit	(295,542)	423,339
Adjusted funds from operations (AFFO)	$13,036,877	$12,027,196

Weighted Average Shares of Common Stock Outstanding:
Basic	12,604,943	11,918,904
Diluted	15,042,567	15,373,450
NAREIT FFO attributable to Common Stockholders
Basic	$0.56	$0.96
Diluted (1)	$0.56	$0.89
FFO attributable to Common Stockholders
Basic	$0.57	$0.96
Diluted (1)	$0.57	$0.89
AFFO attributable to Common Stockholders
Basic	$1.03	$1.01
Diluted (2)	$0.96	$0.91
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

DIVIDENDS
Our portfolio of real property assets and promissory notes generates cash flow to us from which we pay distributions to stockholders. For the period ended March 31, 2019, the primary sources of our stockholder distributions include lease revenue and transportation and distribution revenue from our real property assets. Deterioration in the cash flows generated by any of these sources may impact our ability to fund distributions to stockholders.
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

Table of Contents	Glossary of Defined Terms

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
On February 28, 2019, we paid dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On April 24, 2019, our Board of Directors declared dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock payable on May 31, 2019. As previously disclosed in our Current Report on Form 8-K filed on April 24, 2019, we have suspended our dividend reinvestment plan and will pay this quarter's common stock dividend entirely in cash.
MAJOR TENANTS
As of March 31, 2019, we had two significant leases. For additional information concerning each of these leases, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2018, and to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended March 31, 2019.
Grand Isle Gathering System
On October 18, 2018, EGC was acquired by an affiliate of the privately-held Gulf of Mexico operator, Cox Oil. With the purchase of EGC by Cox Oil it is anticipated that EGC will remain a separate subsidiary owned by an affiliate of Cox Oil, and that EGC (not Cox Oil) will continue to be the guarantor of the tenant's obligations under the Lease Agreement. To date, EGC has met its obligations to make lease payments and maintain our asset. We are currently engaged in efforts to enforce the reporting requirements in the lease. For additional information, please refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") in this Report.
Pinedale LGS
On March 7, 2019, UPL announced its 2018 fiscal year financial results and expectations for 2019. In 2018, UPL had capital expenditures of $426.2 million and participated in 140 gross wells. UPL ended the year with three rigs operating a drilling program focused exclusively on vertical well development, driving down operating costs from earlier in the year. UPL will continue to focus on vertical wells and lowering costs in 2019. UPL is forecasting 2019 annual production to range between 240 and 250 Bcfe and a capital investment program of $320.0 to 350.0 million.
MoGas Pipeline
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

Table of Contents	Glossary of Defined Terms

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of March 31, 2019:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt	$36,590,000	$3,528,000	$7,056,000	$26,006,000	$—
Interest payments on Pinedale LP Debt		2,267,275	3,864,234	1,303,201	—
Convertible Debt	70,176,000	—	70,176,000	—	—
Interest payments on Convertible Debt		4,912,320	2,456,160	—	—
Totals		$10,707,595	$83,552,394	$27,309,201	$—
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2019, we had liquidity of approximately $182.4 million comprised of cash of $59.4 million plus revolver availability of $123.0 million. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to fund future operating requirements and acquisition opportunities. If our ability to access the capital markets is restricted, as currently is the case as discussed in Part I, Item 1, Note 11 ("Stockholders' Equity") or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.
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

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)
Net cash provided by (used in):
Operating activities	$17,056,237	$13,746,622
Investing activities	4,984,665	(36,384)
Financing activities	(31,966,681)	(12,167,210)
Net increase (decrease) in cash and cash equivalents	$(9,925,779)	$1,543,028
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the three months ended March 31, 2019 were primarily attributable to (i) lease receipts of $15.3 million ($16.7 million lease revenue, net of $1.4 million of straight-line and variable rent accrued during the period), (ii) $4.6 million in net contributions from our operating subsidiaries MoGas and Omega and (iii) a $1.1 million reduction in accounts and other receivables during the period, partially offset by (iv) $2.9 million in general and administrative expenses and (v) $1.1 million in cash paid for interest.
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
Cash Flows from Investing Activities
Net cash flows provided by investing activities for the three months ended March 31, 2019 were primarily attributed to a $5.0 million payment received on January 7, 2019 related to the promissory note entered into as a part of the Portland Terminal Facility sale.
There were no significant cash investing activities for the three months ended March 31, 2018.
Cash Flows from Financing Activities
Net cash flows used in financing activities for the three months ended March 31, 2019 were primarily attributable to (i) cash paid for the extinguishment of Convertible Notes of $19.5 million, (ii) common and preferred dividends paid of $9.2 million and $2.3 million, respectively and (iii) principal payments of $882 thousand on our secured credit facilities.
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

Table of Contents	Glossary of Defined Terms

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
We were in compliance with all covenants at March 31, 2019 and had approximately $123.0 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2018, and Part I, Item 1, Note 10 ("Debt") included in this Report.
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility is subject to (i) a minimum interest coverage ratio of 3.0 to 1.0, (ii) a maximum leverage ratio of 3.25 to 1.0 and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. We were in compliance with all covenants at March 31, 2019.
For a summary of the additional material terms of the Pinedale Term Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2018, and Part I, Item 1, Note 10 ("Debt") included in this Report.
Convertible Notes
On January 16, 2019, we agreed with three holders of our Convertible Notes, pursuant to privately negotiated agreements, to exchange $43.8 million face amount of such notes for an aggregate of 837,040 shares of our common stock, par value $0.001 per share, plus aggregate cash consideration of $19.8 million, including $315 thousand of interest expense. Our agent and lenders under the CorEnergy Credit Facility provided a consent for the convertible note exchange. As a result of the exchange, we recorded a loss on extinguishment of debt of approximately $5.0 million in the Consolidated Statements of Income for the three months ended March 31, 2019.
Subsequent to the exchange and as of March 31, 2019, we had approximately $70.2 million of face value of the Convertible Notes outstanding. Refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the Convertible Notes.
MoGas Revolver
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part I, Item 1, Note 10 ("Debt") for further information. As of March 31, 2019, the co-borrowers were in compliance with all covenants and there are no borrowings outstanding on the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2019. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at March 31, 2019.

Table of Contents	Glossary of Defined Terms

Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan. As of March 31, 2019, we have issued 22,003 shares of common stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
On November 9, 2018, we had a new shelf registration statement declared effective by the SEC replacing our previously filed shelf registration statement, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As described elsewhere in this Report, EGC and Cox Oil have refused to provide the financial statement information concerning EGC that we must file pursuant to SEC Regulation S-X. At least until we are able to file these EGC financial statements, we do not expect to be able to use this shelf registration statement, or the shelf registration statement filed for our dividend reinvestment plan, to sell our securities.
We are engaged in dialogue with the staff of the SEC in an effort to shorten the period during which we do not use our registration statements. We do not expect this period to be shortened until the EGC financial statement information has been received and filed. However, there can be no assurance that we will be successful in obtaining such relief.
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
The following is our liquidity and capitalization as of March 31, 2019 and December 31, 2018:

Liquidity and Capitalization
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$59,361,398	$69,287,177
Revolver availability	$122,956,442	$122,721,258

Revolving credit facility	$—	$—
Long-term debt (including current maturities)	105,965,164	150,038,380
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	125,493,175	125,555,675
Capital stock, non-convertible, $0.001 par value	12,808	11,960
Additional paid-in capital	349,570,656	320,295,969
Retained earnings	1,102,169	9,147,701
CorEnergy equity	476,178,808	455,011,305
Total CorEnergy capitalization	$582,143,972	$605,049,685
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both March 31, 2019 and December 31, 2018.
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
A discussion of our critical accounting estimates is presented under the heading "Critical Accounting Estimates" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018, as previously filed with the SEC. No material modifications have been made to our critical accounting estimates.

Table of Contents	Glossary of Defined Terms

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Historically, we have considered fluctuations in the value of our securities portfolio and fluctuations in interest rates to be our principal market risks. As of March 31, 2019, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2018 except that we no longer hold investments in other equity securities.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of March 31, 2019, we had long-term debt (net of current maturities) with a carrying value of $102.4 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at March 31, 2019, and accordingly, no market risk exposure on outstanding variable-rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As discussed in further detail in Part I, Item 1, Note 3 ("Leased Properties And Leases") in this Report, the Company initiated litigation on March 26, 2019 to enforce the terms of the Grand Isle Lease Agreement requiring that we be provided with copies of certain financial statement information that we are required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual, in the case CorEnergy Infrastructure Trust, Inc. and Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 01-19-0228-CV in the 11th District Court of Harris County, Texas. The Company sought and obtained a temporary restraining order mandating that our tenant deliver the required financial statements. On April 1, 2019, that order was stayed pending an appeal by the tenant to the Texas First District Court of Appeals in Houston. The Company believes that it is entitled to such relief, and will continue to pursue this litigation and all viable options to obtain and file the necessary tenant financial statements.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended March 31, 2019. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018, except as set forth below:
The ongoing refusal of EGC and Cox Oil to provide financial statements to us in accordance with the terms of the Grand Isle Lease Agreement has adversely impacted the use of our effective registration statements on Form S-3 and Form S-8 to register the offer and sale of securities. The lack of EGC financial statement information has also limited our ability to issue registered common stock to participants in our dividend reinvestment plan and to use our common stock as a component of compensation for our independent directors. The refusal by EGC and Cox Oil will also either prevent or make more costly our efforts to raise future capital if we are unable to use our universal shelf registration statement on Form S-3.
Under applicable SEC rules, an issuer loses the privilege of using "short form" Form S-3 or Form S-8 registration statements to offer and sell securities unless it has timely filed all periodic and other reports required to be filed under the Exchange Act after the initial filing of such a registration statement. As described elsewhere in this Report, EGC and Cox Oil have refused to provide the financial statement information concerning EGC required to be filed by us pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual. We believe that EGC and Cox Oil are required to provide us with this information, for inclusion in the our SEC reports, pursuant to the terms of the Grand Isle Lease Agreement. The refusal of EGC and Cox Oil to provide these financial statements has adversely impacted our ability to use our currently effective shelf registration statements on Form S-3. In addition, we do not expect that the SEC will declare effective any registration statement that we file on any other form in connection with an offering so long as we remain unable to amend our Form 10-K for the year ended December 31, 2018 to include the required financial statements of EGC. These circumstances will either prevent or make more costly our efforts to raise future capital through the issuance of our equity and debt securities on a rapid basis. This action by EGC and Cox Oil could also have a negative impact on executing potential acquisitions or other transactions in a timely and efficient manner. While we may be able to raise additional capital through bank financing, private placement transactions or other means, these alternatives could increase both our financing costs and the amount of time required to complete a transaction, and there is no guarantee that we would succeed in raising the additional capital required on a timely basis.
Our dividend reinvestment plan is registered under the Securities Act pursuant to a Form S-3D. As previously disclosed in our Current Report on Form 8-K filed on April 24, 2019, as a result of the refusal by EGC and Cox Oil to provide financial information, we have suspended our dividend reinvestment plan and will pay this quarter’s common stock dividend entirely in cash. Furthermore, the issuance of common stock to our independent directors as a portion of their compensation is registered under the Securities Act pursuant to a Form S-8. We have similarly suspended the issuance of these registered shares under the Company's Director Compensation Plan as a result of our inability to file the required EGC financial statements.
We are engaged in dialogue with the staff of the SEC in an effort to shorten the period during which we do not use these registration statements. We do not expect this period to be shortened until the EGC financial statement information has been received and filed. There is no assurance that we will be successful in obtaining such relief.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2019, other than as previously disclosed in our Current Report on Form 8-K dated January 16, 2019 and filed with the SEC on January 17, 2019, we did not sell any securities that were not registered under the 1933 Act.

Table of Contents	Glossary of Defined Terms

The following table presents information with respect to repurchases of Series A Preferred Stock made by the Company during the three months ended March 31, 2019:

Period	Total Number of Depository Shares Purchased(1)	Average Price Paid per Depository Share	Total Number of Depository Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Depository Shares that May Yet Be Purchased Under the Plan(2)
January 9, 2019	2,500	$24.22	2,500	226,919

(1) Includes shares repurchased by the Company pursuant to the $10.0 million preferred stock repurchase plan approved by the Company's Board of Directors, which commenced August 6, 2018. Purchases may be made through the program through August 5, 2019.

(2) Represents the maximum number of shares of preferred stock that may be repurchased as of the end of the period, pursuant to the August 2018 plan referenced in Note (1) prior to its expiration in August 2019. Such maximum number of shares has been estimated, based on the closing market price for the Company's preferred stock on the New York Stock Exchange on March 31, 2019 ($24.96 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.2.8*
Letter Agreement, dated March 31, 2019, concerning Incentive Fee for March 31, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc.

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
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Rebecca M. Sandring
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer and Principal Financial Officer)
May 2, 2019

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
May 2, 2019