Form 10-Q
period 2019-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2019-08-01
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-33292
_________________________________________________________
CORENERGY INFRASTRUCTURE TRUST, INC.
______________________________________________________________________
(Exact name of registrant as specified in its charter)

Maryland	20-3431375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1100 Walnut, Ste. 3350 Kansas City, MO	64106
(Address of Principal Executive Offices)	(Zip Code)

(816) 875-3705
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	CORR	New York Stock Exchange
7.375% Series A Cumulative Redeemable Preferred Stock	CORRPrA	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of July 31, 2019, the registrant had 12,828,152 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2018.

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
ASU: FASB Accounting Standard Update.
Bbls: standard barrel containing 42 U.S. gallons.
Company or CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
Compass SWD: Compass SWD, LLC, the current borrower under the Compass REIT Loan.
Compass REIT Loan: the financing notes between Compass SWD and Four Wood Corridor.
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
SWD: SWD Enterprises, LLC, the previous debtor of the financing notes with Four Wood Corridor.
TRS: taxable REIT subsidiary.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $96,489,852 and $87,154,095	$388,903,475	$398,214,355
Property and equipment, net of accumulated depreciation of $17,655,985 and $15,969,346	108,196,590	109,881,552
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,309,217	1,300,000
Note receivable	—	5,000,000
Cash and cash equivalents	58,807,431	69,287,177
Deferred rent receivable	29,106,481	25,942,755
Accounts and other receivables	4,533,117	5,083,243
Deferred costs, net of accumulated amortization of $1,623,473 and $1,290,236	2,505,206	2,838,443
Prepaid expenses and other assets	864,988	668,584
Deferred tax asset, net	4,791,913	4,948,203
Goodwill	1,718,868	1,718,868
Total Assets	$600,737,286	$624,883,180
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $184,480 and $210,891	$35,523,520	$37,261,109
Unsecured convertible senior notes, net of discount and debt issuance costs of $478,361 and $1,180,729	69,113,639	112,777,271
Asset retirement obligation	8,178,328	7,956,343
Accounts payable and other accrued liabilities	5,030,229	3,493,490
Management fees payable	1,765,864	1,831,613
Unearned revenue	6,453,805	6,552,049
Total Liabilities	$126,065,385	$169,871,875
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,493,175 and $125,555,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,197 and 50,222 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	$125,493,175	$125,555,675
Capital stock, non-convertible, $0.001 par value; 12,826,031 and 11,960,225 shares issued and outstanding at June 30, 2019 and December 31, 2018 (100,000,000 shares authorized)	12,826	11,960
Additional paid-in capital	349,165,900	320,295,969
Retained earnings	—	9,147,701
Total Equity	474,671,901	455,011,305
Total Liabilities and Equity	$600,737,286	$624,883,180
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue
Lease revenue	$16,635,876	$18,275,859	$33,353,586	$35,867,718
Transportation and distribution revenue	4,868,144	3,874,157	9,739,726	7,827,136
Financing revenue	27,989	—	61,529	—
Total Revenue	21,532,009	22,150,016	43,154,841	43,694,854
Expenses
Transportation and distribution expenses	1,246,755	1,534,524	2,749,898	3,107,420
General and administrative	2,739,855	3,107,776	5,610,262	5,834,833
Depreciation, amortization and ARO accretion expense	5,645,250	6,290,082	11,290,346	12,579,412
Provision for loan losses	—	—	—	500,000
Total Expenses	9,631,860	10,932,382	19,650,506	22,021,665
Operating Income	$11,900,149	$11,217,634	$23,504,335	$21,673,189
Other Income (Expense)
Net distributions and other income	$285,259	$55,714	$541,874	$59,665
Net realized and unrealized loss on other equity securities	—	(881,100)	—	(867,134)
Interest expense	(2,297,783)	(3,196,248)	(4,805,077)	(6,406,838)
Loss on extinguishment of debt	—	—	(5,039,731)	—
Total Other Expense	(2,012,524)	(4,021,634)	(9,302,934)	(7,214,307)
Income before income taxes	9,887,625	7,196,000	14,201,401	14,458,882
Taxes
Current tax expense (benefit)	—	(10,785)	353,744	(46,334)
Deferred tax expense (benefit)	62,699	(604,064)	156,290	(1,013,341)
Income tax expense (benefit), net	62,699	(614,849)	510,034	(1,059,675)
Net Income attributable to CorEnergy Stockholders	9,824,926	7,810,849	13,691,367	15,518,557
Preferred dividend requirements	2,313,780	2,396,875	4,627,908	4,793,750
Net Income attributable to Common Stockholders	$7,511,146	$5,413,974	$9,063,459	$10,724,807

Earnings Per Common Share:
Basic	$0.59	$0.45	$0.71	$0.90
Diluted	$0.59	$0.45	$0.71	$0.90
Weighted Average Shares of Common Stock Outstanding:
Basic	12,811,171	11,928,297	12,708,626	11,923,627
Diluted	12,811,171	11,928,297	12,708,626	11,923,627
Dividends declared per share	$0.750	$0.750	$1.500	$1.500
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Amount
Balance at December 31, 2017	11,915,830	$11,916	$130,000,000	$331,773,716	$—	$461,785,632
Cumulative transition adjustment upon the adoption of ASC 606, net of tax	—	—	—	(2,449,245)	—	(2,449,245)
Net income	—	—	—	—	7,707,708	7,707,708
Series A preferred stock dividends	—	—	—	—	(2,396,875)	(2,396,875)
Common stock dividends	—	—	—	(3,626,039)	(5,310,833)	(8,936,872)
Reinvestment of dividends paid to common stockholders	8,648	9	—	310,195	—	310,204
Balance at March 31, 2018 (Unaudited)	11,924,478	11,925	130,000,000	326,008,627	—	456,020,552
Net income	—	—	—	—	7,810,849	7,810,849
Series A preferred stock dividends	—	—	—	—	(2,396,875)	(2,396,875)
Common stock dividends	—	—	—	(3,530,139)	(5,413,974)	(8,944,113)
Common stock issued under director's compensation plan	1,006	1	—	37,499	—	37,500
Reinvestment of dividends paid to common stockholders	8,290	8	—	300,007	—	300,015
Balance at June 30, 2018 (Unaudited)	11,933,774	$11,934	$130,000,000	$322,815,994	$—	$452,827,928

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Amount
Balance at December 31, 2018	11,960,225	$11,960	$125,555,675	$320,295,969	$9,147,701	$455,011,305
Net income	—	—	—	—	3,866,441	3,866,441
Series A preferred stock dividends	—	—	—	—	(2,313,780)	(2,313,780)
Preferred stock repurchases(1)	—	—	(62,500)	2,195	(245)	(60,550)
Common stock dividends	—	—	—	—	(9,597,948)	(9,597,948)
Common stock issued upon exchange of convertible notes	837,040	837	—	28,868,672	—	28,869,509
Reinvestment of dividends paid to common stockholders	11,076	11	—	403,820	—	403,831
Balance at March 31, 2019 (Unaudited)	12,808,341	12,808	125,493,175	349,570,656	1,102,169	476,178,808
Net income	—	—	—	—	9,824,926	9,824,926
Series A preferred stock dividends	—	—	—	—	(2,313,780)	(2,313,780)
Common stock dividends	—	—	—	(992,940)	(8,613,315)	(9,606,255)
Common stock issued upon conversion of convertible notes	17,690	18	—	588,184	—	588,202
Balance at June 30, 2019 (Unaudited)	12,826,031	$12,826	$125,493,175	$349,165,900	$—	$474,671,901
See accompanying Notes to Consolidated Financial Statements.
(1) In connection with the repurchases of Series A Preferred Stock during 2019, the addition to preferred dividends of $245 represents the premium in the repurchase price paid compared to the carrying amount derecognized.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Operating Activities
Net Income	$13,691,367	$15,518,557
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	156,290	(1,013,341)
Depreciation, amortization and ARO accretion	11,870,408	13,286,595
Provision for loan losses	—	500,000
Loss on extinguishment of debt	5,039,731	—
Gain on sale of equipment	—	(3,724)
Net realized and unrealized loss on other equity securities	—	867,134
Common stock issued under directors' compensation plan	—	37,500
Changes in assets and liabilities:
Increase in deferred rent receivable	(3,163,726)	(3,709,202)
Decrease in accounts and other receivables	550,126	412,434
Increase in financing note accrued interest receivable	(9,217)	—
Increase in prepaid expenses and other assets	(196,684)	(326,372)
Increase (decrease) in management fee payable	(65,749)	65,679
Increase in accounts payable and other accrued liabilities	1,541,221	433,853
Decrease in current income tax liability	—	(2,167,655)
Decrease in unearned revenue	(98,244)	(1,383,757)
Net cash provided by operating activities	$29,315,523	$22,517,701
Investing Activities
Purchases of property and equipment	(26,553)	(47,883)
Proceeds from sale of property and equipment	—	11,499
Principal payment on note receivable	5,000,000	—
Net cash provided by (used in) investing activities	$4,973,447	$(36,384)
Financing Activities
Debt financing costs	—	(264,010)
Repurchases of preferred stock	(60,550)	—
Cash paid for extinguishment of convertible notes	(19,516,234)	—
Dividends paid on Series A preferred stock	(4,627,560)	(4,793,750)
Dividends paid on common stock	(18,800,372)	(17,270,766)
Principal payments on secured credit facilities	(1,764,000)	(1,764,000)
Net cash used in financing activities	$(44,768,716)	$(24,092,526)
Net Change in Cash and Cash Equivalents	$(10,479,746)	$(1,611,209)
Cash and Cash Equivalents at beginning of period	69,287,177	15,787,069
Cash and Cash Equivalents at end of period	$58,807,431	$14,175,860

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,361,760	$5,546,660
Income taxes paid (net of refunds)	282,786	2,121,321

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$—	$(255,037)
Reinvestment of distributions by common stockholders in additional common shares	403,831	610,219
Common stock issued upon exchange and conversion of convertible notes	29,457,711	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
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
The Company is primarily focused on acquiring and financing real estate assets within the U.S. energy infrastructure sector and entering into long-term triple-net participating leases with energy companies. The Company also may provide other types of capital, including loans secured by energy infrastructure assets. Targeted assets include pipelines, storage tanks, transmission lines, and gathering systems, among others. These sale-leaseback or real property mortgage transactions provide the energy company with a source of capital that is an alternative to other sources such as corporate borrowing, bond offerings, or equity offerings. Many of the Company's leases contain participation features in the financial performance or value of the underlying infrastructure real property asset. The triple-net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order. CorEnergy considers its investments in these energy infrastructure assets to be a single business segment and reports them accordingly in its financial statements.
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
Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2018, filed with the SEC on February 28, 2019 (the "2018 CorEnergy 10-K").
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

assets and lease liabilities of approximately $75 thousand each, included in prepaid expenses and other assets and accounts payable and other accrued liabilities, respectively, as of January 1, 2019. There was no difference between the right-of-use assets and lease liabilities resulting in an adjustment to retained earnings. The standard did not materially impact the Company's Consolidated Statements of Income and had no impact on the Consolidated Statements of Cash Flows. The Company will continue to apply legacy guidance in ASC 840, "Leases," including its disclosure requirements, in the comparative periods presented in the year of adoption.
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
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As part of its assessment work, the Company has formed an implementation team, completed training on the CECL model and is undertaking a review of the financial assets in scope. The Company believes that, unless it acquires any additional financing receivables, the impact would not be material.
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
As of June 30, 2019, the Company had two significant properties located in Wyoming, Louisiana and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial term of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

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
The Company also concluded that Omega's long-term contract with the Department of Defense ("DOD") to provide natural gas distribution to Fort Leonard Wood through Omega's pipeline distribution system on the military post meets the definition of a lease under ASC 842. Omega is the lessor in the contract and the lease is classified as an operating lease. The Company noted the non-lease component is the predominant component in the lease, and the timing and pattern of transfer of the lease component and the associated non-lease component are the same. As discussed in Note 2 ("Recent Accounting Pronouncements"), the Company elected a practical expedient that allows lessors to not separate lease and related non-lease components if the non-lease components otherwise would be accounted for in accordance with the revenue standard under ASC 606. With the election of this practical expedient, the Company continues to account for the DOD contract under the revenue standard.
In the second quarter of 2019, the Company started a system improvement project on Omega's pipeline distribution system, which is considered a "built to suit" transaction under ASC 842. The system improvement project is a separate lease component and the DOD is deemed to control the system improvement due to certain contract provisions. As a result, the Company is accounting for the costs of the system improvement as a financing arrangement, which is included in accounts and other receivables in the Consolidated Balance Sheets. The margin the Company earns on the system improvement project is a non-lease component accounted for under the revenue standard. Refer to Note 4 ("Transportation And Distribution Revenue") for further details.

Table of Contents	Glossary of Defined Terms

The future contracted minimum rental receipts for all leases as of June 30, 2019, are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2019	$30,267,595
2020	65,383,190
2021	71,345,190
2022	70,322,690
2023	67,274,690
Thereafter	193,639,760
Total	$498,233,115
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of		For the Three Months Ended		For the Six Months Ended
	June 30, 2019	December 31, 2018	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Pinedale LGS(2)	44.4%	44.5%	38.8%	35.3%	38.9%	34.1%
Grand Isle Gathering System	55.3%	55.2%	61.1%	55.6%	61.0%	56.7%
Portland Terminal Facility(3)	—%	—%	—%	9.0%	—%	9.1%
(1) Insignificant leases are not presented; thus, percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $1.0 million and $2.1 million for the three and six months ended June 30, 2019, respectively, compared to $1.1 million and $1.5 million for the three and six months ended June 30, 2018, respectively.

(3) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Depreciation Expense
GIGS	$2,440,790	$2,751,272	$4,881,581	$5,502,544
Pinedale	2,217,360	2,217,360	4,434,720	4,434,720
Portland Terminal Facility(1)	—	318,915	—	637,830
United Property Systems	9,831	9,120	19,455	18,242
Total Depreciation Expense	$4,667,981	$5,296,667	$9,335,756	$10,593,336
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641	$15,282	$15,282
Pinedale	15,342	15,342	30,684	30,684
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983	$45,966	$45,966
ARO Accretion Expense
GIGS	$110,993	$127,928	$221,985	$255,856
Total ARO Accretion Expense	$110,993	$127,928	$221,985	$255,856
(1) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	June 30, 2019	December 31, 2018
Net Deferred Lease Costs
GIGS	$214,037	$229,319
Pinedale	519,665	550,349
Total Deferred Lease Costs, net	$733,702	$779,668

Table of Contents	Glossary of Defined Terms

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
Ultra Petroleum
UPL is currently subject to the reporting requirements under the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Its SEC filings can be found at www.sec.gov. Its common stock will trade on the NASDAQ under the symbol UPL until August 8, 2019 at which time it will commence trading on the OTCQX marketplace under the symbol UPLC. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of UPL but has no reason to doubt the accuracy or completeness of such information. In addition, UPL has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of UPL that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
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
4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of natural gas supply, transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement. Based on the nature of the agreements, revenue for all but one of the Company's natural gas supply, transportation and distribution performance obligations is recognized on a right to invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer. System maintenance and improvement contracts are specific and tailored to the customer's needs, have no alternative use and have an enforceable right to payment as the services are provided. Revenue is recognized on an input method, based on the actual cost of

Table of Contents	Glossary of Defined Terms

a service as a measure of the performance obligation satisfaction. Differences between amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets. As discussed in Note 3 ("Leased Properties And Leases"), the costs of system improvement projects are recognized as a financing arrangement in accordance with guidance in the lease standard while the margin is recognized in accordance with the revenue standard as discussed above.
The Company has a contract with Spire that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation. Based on a downward revision of the rate during the Company's long-term natural gas transportation contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Following the November 2018 rate decline, recognized performance obligations exceeded amounts invoiced and the contract liability began to decline at a rate of approximately $138 thousand per quarter and will continue to decline at the same rate through the end of the contract in October 2030. As of June 30, 2019, the revenue allocated to the remaining performance obligation under this contract is approximately $60.8 million.
The table below summarizes the Company's contract asset and contract liability balances related to its transportation and distribution revenue contracts as of June 30, 2019:

	Contract Asset(1)	Contract Liability(2)
Beginning Balance January 1, 2019	$180,579	$6,522,354
Unrecognized Performance Obligations	(231,916)	186,398
Recognized Performance Obligations	158,455	(275,592)
Ending Balance June 30, 2019	$107,118	$6,433,160
(1) The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
(2) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Natural gas transportation contracts	57.6%	66.1%	59.5%	66.3%
Natural gas distribution contracts	35.0%	27.2%	34.9%	26.8%
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
Four Wood Financing Note Receivable
On December 12, 2018, Four Wood Corridor granted SWD, the previous debtor, approval to sell the assets securing the SWD loans to Compass SWD, LLC ("Compass SWD") in exchange for Compass SWD executing a new loan agreement with Four Wood Corridor for $1.3 million (the "Compass REIT Loan") and approximately $237 thousand in cash consideration, net of costs facilitating the close. The Compass REIT Loan was secured by real and personal property that provide saltwater disposal services for the oil and natural gas industry. The Compass REIT Loan was scheduled to mature on June 15, 2019 with interest accruing on the outstanding principal at an annual rate of LIBOR plus 6 percent. As a result of the transaction, SWD was released from the terms of their loans.
On June 12, 2019, Four Wood Corridor entered into an amended and restated Compass REIT Loan. The amended note has a two-year term maturing on June 30, 2021 with monthly principal payments of approximately $11 thousand and interest accruing on the outstanding principal at an annual rate of 8.5 percent. The amended and restated Compass REIT Loan is secured by real and personal property that provides saltwater disposal services for the oil and natural gas industry and pledged ownership interests of Compass SWD members. As of June 30, 2019 and December 31, 2018, the Compass REIT Loan was valued at $1.3 million.

Table of Contents	Glossary of Defined Terms

6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of June 30, 2019 and December 31, 2018, are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2019	December 31, 2018
Deferred Tax Assets:
Deferred contract revenue	$1,509,217	$1,691,899
Net operating loss carryforwards	4,900,518	5,424,671
Loan loss provision	—	263,508
Basis reduction of investment in partnerships	332,660	—
Other	724,745	95,695
Sub-total	$7,467,140	$7,475,773
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(2,648,651)	$(2,508,547)
Other	(26,576)	(19,023)
Sub-total	$(2,675,227)	$(2,527,570)
Total net deferred tax asset	$4,791,913	$4,948,203
As of June 30, 2019, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2014 remain open to examination by federal and state tax authorities.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three and six months ended June 30, 2019 and 2018 to income from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Application of statutory income tax rate	$2,078,209	$1,511,160	$2,984,102	$3,036,365
State income taxes, net of federal tax expense (benefit)	7,538	(121,069)	523,564	(265,019)
Federal Tax Attributable to Income of Real Estate Investment Trust	(2,025,403)	(2,004,940)	(2,941,388)	(3,819,436)
Other	2,355	—	(56,244)	(11,585)
Total income tax expense (benefit)	$62,699	$(614,849)	$510,034	$(1,059,675)
The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Current tax expense (benefit)
Federal	$—	$(8,537)	$216,093	$(36,676)
State (net of federal tax expense (benefit))	—	(2,248)	137,651	(9,658)
Total current tax expense (benefit)	$—	$(10,785)	$353,744	$(46,334)
Deferred tax expense (benefit)
Federal	$55,161	$(485,243)	$(229,623)	$(757,981)
State (net of federal tax expense (benefit))	7,538	(118,821)	385,913	(255,360)
Total deferred tax expense (benefit)	$62,699	$(604,064)	$156,290	$(1,013,341)
Total income tax expense (benefit), net	$62,699	$(614,849)	$510,034	$(1,059,675)

Table of Contents	Glossary of Defined Terms

7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	June 30, 2019	December 31, 2018
Land	$580,000	$580,000
Natural gas pipeline	124,313,519	124,306,175
Vehicles and trailers	690,497	696,164
Office equipment and computers	268,559	268,559
Gross property and equipment	$125,852,575	$125,850,898
Less: accumulated depreciation	(17,655,985)	(15,969,346)
Net property and equipment	$108,196,590	$109,881,552
Depreciation expense was $843 thousand and $1.7 million for each of the three and six months ended June 30, 2019 and 2018, respectively.
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
During the three months ended June 30, 2019, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $135 thousand of the total $160 thousand incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.
Fees incurred under the Management Agreement for the three and six months ended June 30, 2019 were $1.7 million and $3.5 million, respectively, compared to $1.9 million and $3.8 million for the three and six months ended June 30, 2018, respectively. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Income.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and six months ended June 30, 2019 were $68 thousand and $136 thousand, respectively, compared to $70 thousand and $139 thousand for the three and six months ended June 30, 2018, respectively. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Income.
9. FAIR VALUE
As a result of the sale or disposition of the Company's equity securities in 2018, there are no assets or liabilities measured at fair value on a recurring basis as of June 30, 2019.
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

Table of Contents	Glossary of Defined Terms

Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2019		December 31, 2018
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$58,807,431	$58,807,431	$69,287,177	$69,287,177
Financing notes receivable (Note 5)	Level 3	$1,309,217	$1,309,217	$1,300,000	$1,300,000
Financial Liabilities:
Secured Credit Facilities	Level 2	$35,523,520	$35,523,520	$37,261,109	$37,261,109
Unsecured convertible senior notes	Level 1	$69,113,639	$84,045,562	$112,777,271	$119,378,982
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
10. DEBT
The following is a summary of the Company's debt facilities and balances as of June 30, 2019 and December 31, 2018:

	Total Commitment or Original Principal	Quarterly Principal Payments		June 30, 2019		December 31, 2018
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	5.15%	$—	5.25%
MoGas Revolver	1,000,000	—	7/28/2022	—	5.15%	—	5.25%
Omega Line of Credit	1,500,000	—	7/31/2020	—	6.40%	—	6.50%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility	41,000,000	882,000	12/29/2022	35,708,000	6.50%	37,472,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	69,592,000	7.00%	113,958,000	7.00%
Total Debt				$105,300,000		$151,430,000
Less:
Unamortized deferred financing costs (1)				$213,807		$283,278
Unamortized discount on 7.00% Convertible Senior Notes				449,034		1,108,342
Total Debt, net of deferred financing costs				$104,637,159		$150,038,380
Debt due within one year				$72,641,639		$3,528,000
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
The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if the Company fails to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's Convertible Notes on June 15, 2020. This springing maturity would be triggered on the first date on or after February 28, 2020 that both (i) the outstanding principal amount of the Convertible Notes exceeds $28,750,000 and (ii) the Company's unrestricted cash liquidity (including, for purposes of this calculation, the undrawn portion of the Borrowing Base that is then available for borrowing under the CorEnergy Credit Facility) is less than the sum of (x) the outstanding principal amount of the Convertible Notes plus (y) $5,000,000.
Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). As of June 30, 2019, the Company was in compliance with all covenants of the CorEnergy Credit Facility.

Table of Contents	Glossary of Defined Terms

As of June 30, 2019, the Company had approximately $123.2 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement which, along with other provisions of the credit facility, limit cash dividends and loans by Pinedale LP to the Company. At June 30, 2019, the net assets of Pinedale LP were $134.4 million and Pinedale LP was in compliance with all of the financial covenants of the Amended Pinedale Term Credit Facility.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three and six months ended June 30, 2019 and 2018 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
CorEnergy Credit Facility	$143,635	$143,635	$287,271	$287,270
Amended Pinedale Term Credit Facility	13,205	13,205	26,411	26,317
Total Deferred Debt Cost Amortization Expense (1)(2)	$156,840	$156,840	$313,682	$313,587
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
Contractual Payments
The remaining contractual principal payments as of June 30, 2019 under the Amended Pinedale Term Credit Facility are as follows:

Year	Amended Pinedale Term Credit Facility
2019	$1,764,000
2020	3,528,000
2021	3,528,000
2022	26,888,000
2023	—
Thereafter	—
Total Remaining Contractual Payments	$35,708,000

Table of Contents	Glossary of Defined Terms

Convertible Debt
On June 29, 2015, the Company completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "Convertible Notes"). The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.00 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. As of December 31, 2018, the Company had $114.0 million Convertible Notes outstanding following certain repurchases and conversions. The conversion rate for the Convertible Notes is 30.3030 shares of common stock per $1,000 principal amount of Convertible Notes, equivalent to a conversion price of $33.00 per share of common stock.
On January 16, 2019, the Company agreed with three holders of its Convertible Notes, pursuant to privately negotiated agreements, to exchange $43.8 million face amount of such notes for an aggregate of 837,040 shares of the Company's common stock, par value $0.001 per share, plus aggregate cash consideration of $19.8 million, including $315 thousand of interest expense. The Company's agent and lenders under the CorEnergy Credit Facility provided a consent for the convertible note exchange. The Company recorded a loss on extinguishment of debt of approximately $5.0 million in the Consolidated Statements of Income for the six months ended June 30, 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $409 thousand and $27 thousand, respectively. The remaining underwriter's discount and deferred debt costs continue to be amortized over the remaining term of the Convertible Notes.
During the three months ended June 30, 2019, certain holders elected to convert $584 thousand of Convertible Notes for approximately 17,690 shares of CorEnergy common stock. Subsequent to June 30, 2019, an additional $70 thousand of Convertible Notes were converted for approximately 2,121 shares of CorEnergy common stock.
The following is a summary of the impact of Convertible Notes on interest expense for the three and six months ended June 30, 2019 and 2018:

Convertible Note Interest Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
7.00% Convertible Notes	$1,226,580	$1,995,000	$2,633,437	$3,990,000
Discount Amortization	117,139	184,728	250,049	369,456
Deferred Debt Issuance Amortization	7,650	12,069	16,331	24,138
Total Convertible Note Interest Expense	$1,351,369	$2,191,797	$2,899,817	$4,383,594
The Convertible Notes were initially issued with an underwriters' discount of $3.7 million, a portion of which is being amortized over the life of the Convertible Notes as discussed above. Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the Convertible Notes is approximately 7.7 percent for each of the three and six months ended June 30, 2019 and 2018, respectively.
11. STOCKHOLDERS' EQUITY
PREFERRED STOCK
As of June 30, 2019, the Company has a total of 5,019,727 depository shares outstanding, or approximately 50,197 whole shares of its 7.375% Series A Preferred Stock. The Company's Board of Directors authorized a share repurchase program for the Company to buy up to $10.0 million of its preferred stock, which commenced August 6, 2018. Purchases may be made through the program through August 5, 2019. The Company is not obligated to repurchase any shares of stock under the program and may terminate the program at any time. On January 9, 2019, the Company repurchased 2,500 depository shares of Series A Preferred Stock for approximately $61 thousand in cash.
See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of June 30, 2019, the Company has 12,826,031 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.

Table of Contents	Glossary of Defined Terms

SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan. As of June 30, 2019, the Company has issued 22,003 shares of common stock under its dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
On November 9, 2018, the Company had a new shelf registration statement declared effective by the SEC replacing the Company's previously filed shelf registration statement, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As described elsewhere in this Report, EGC and Cox Oil have refused to provide the financial statement information concerning EGC required to be filed by the Company pursuant to SEC Regulation S-X. At least until it is able to file these EGC financial statements, the Company does not expect to be able to use this shelf registration statement, or the shelf registration statement filed for its dividend reinvestment plan, to sell its securities. As previously disclosed in the Company's Current Report on Form 8-K filed on April 24, 2019, the Company has suspended its dividend reinvestment plan.
The Company is engaged in dialogue with the staff of the SEC in an effort to shorten the period during which it does not use its registration statements. The Company does not expect this period to be shortened until the EGC financial statement information has been received and filed.
12. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three and six months ended June 30, 2019 and 2018 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes because such impact is antidilutive. Under the if converted method, and after consideration of the common shares issued in the Convertible Note exchange and subsequent conversions discussed in Note 10 ("Debt"), the 7.00% Convertible Senior Notes would result in an additional 2,108,848 common shares outstanding for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, the if-converted method would have resulted in an additional 3,454,545 common shares outstanding.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income attributable to CorEnergy stockholders	$9,824,926	$7,810,849	$13,691,367	$15,518,557
Less: preferred dividend requirements	2,313,780	2,396,875	4,627,908	4,793,750
Net income attributable to common stockholders	$7,511,146	$5,413,974	$9,063,459	$10,724,807
Weighted average shares - basic	12,811,171	11,928,297	12,708,626	11,923,627
Basic earnings per share	$0.59	$0.45	$0.71	$0.90

Net income attributable to common stockholders (from above)	$7,511,146	$5,413,974	$9,063,459	$10,724,807
Add: After tax effect of convertible interest	—	—	—	—
Income attributable for dilutive securities	$7,511,146	$5,413,974	$9,063,459	$10,724,807
Weighted average shares - diluted	12,811,171	11,928,297	12,708,626	11,923,627
Diluted earnings per share	$0.59	$0.45	$0.71	$0.90
13. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On July 24, 2019, the Company's Board of Directors declared a 2019 second quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on August 30, 2019 to stockholders of record on August 16, 2019. As previously disclosed in the Company's Current Report on Form 8-K filed on July 24, 2019, the Company will pay this quarter's common stock dividend entirely in cash.

Table of Contents	Glossary of Defined Terms

Preferred Stock Dividend Declaration
On July 24, 2019, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend is payable on August 30, 2019 to stockholders of record on August 16, 2019.

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
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of June 30, 2019, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three and six months ended June 30, 2019 and 2018. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2018, is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue
Lease revenue	$16,635,876	$18,275,859	$33,353,586	$35,867,718
Transportation and distribution revenue	4,868,144	3,874,157	9,739,726	7,827,136
Financing revenue	27,989	—	61,529	—
Total Revenue	21,532,009	22,150,016	43,154,841	43,694,854
Expenses
Transportation and distribution expenses	1,246,755	1,534,524	2,749,898	3,107,420
General and administrative	2,739,855	3,107,776	5,610,262	5,834,833
Depreciation, amortization and ARO accretion expense	5,645,250	6,290,082	11,290,346	12,579,412
Provision for loan losses	—	—	—	500,000
Total Expenses	9,631,860	10,932,382	19,650,506	22,021,665
Operating Income	$11,900,149	$11,217,634	$23,504,335	$21,673,189
Other Income (Expense)
Net distributions and other income	$285,259	$55,714	$541,874	$59,665
Net realized and unrealized loss on other equity securities	—	(881,100)	—	(867,134)
Interest expense	(2,297,783)	(3,196,248)	(4,805,077)	(6,406,838)
Loss on extinguishment of debt	—	—	(5,039,731)	—
Total Other Expense	(2,012,524)	(4,021,634)	(9,302,934)	(7,214,307)
Income before income taxes	9,887,625	7,196,000	14,201,401	14,458,882
Income tax expense (benefit), net	62,699	(614,849)	510,034	(1,059,675)
Net Income attributable to CorEnergy Stockholders	9,824,926	7,810,849	13,691,367	15,518,557
Preferred dividend requirements	2,313,780	2,396,875	4,627,908	4,793,750
Net Income attributable to Common Stockholders	$7,511,146	$5,413,974	$9,063,459	$10,724,807

Other Financial Data (1)
Adjusted EBITDAre	$17,830,658	$17,563,430	$35,336,555	$34,812,266
NAREIT FFO	13,022,420	11,553,145	20,085,854	23,002,397
FFO	13,029,332	12,213,745	20,244,559	23,627,544
AFFO	13,589,336	12,348,559	26,626,213	24,375,755
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenue. Consolidated revenues were $21.5 million for the three months ended June 30, 2019 compared to $22.2 million for the three months ended June 30, 2018, representing a decrease of $618 thousand. Lease revenue was $16.6 million and $18.3 million for the three months ended June 30, 2019 and 2018, respectively, with the decrease of approximately $1.6 million driven primarily by the sale of the Portland Terminal Facility and concurrent termination of the lease in December of 2018. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $4.9 million and $3.9 million for the three months ended June 3

Table of Contents	Glossary of Defined Terms

0, 2019 and 2018, respectively. The increase primarily resulted from higher rates going into effect on December 1, 2018 related to the rate case filed by MoGas with FERC, net of the estimated refund liability.
Transportation and Distribution Expenses. Transportation and distribution expenses were $1.2 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, representing a decrease of approximately $288 thousand. The decrease primarily relates to lower legal, consulting and maintenance costs at MoGas.
General and Administrative Expenses. General and administrative expenses were $2.7 million for the three months ended June 30, 2019 compared to $3.1 million for the three months ended June 30, 2018. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	June 30, 2019	June 30, 2018
Management fees	$1,723,238	$1,893,774
Acquisition and professional fees	593,170	788,993
Other expenses	423,447	425,009
Total	$2,739,855	$3,107,776
Management fees are directly proportional to our asset base. For the three months ended June 30, 2019, management fees decreased $171 thousand compared to the prior-year period due to cash utilized for the Convertible Note exchange and a lower incentive fee as a result of decreased revenue from the sale of the Portland Terminal in December 2018. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended June 30, 2019 decreased $196 thousand from the prior-year period. An increase in asset acquisition expenses of $64 thousand was more than offset by a $260 thousand decrease in professional fees during the current-year period. The increase in asset acquisition expenses is primarily the result of increased focus on potential acquisition opportunities. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. The decrease in professional fees during the three months ended June 30, 2019 was primarily attributable to higher legal and consulting costs in the prior-year period related to monitoring our GIGS asset, partially offset by legal and consulting costs incurred in the current-year period related to the ongoing litigation with EGC/Cox Oil. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for additional information.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $5.6 million for the three months ended June 30, 2019 compared to $6.3 million for the three months ended June 30, 2018. This decrease was primarily related to depreciation expense, which decreased $628 thousand for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in depreciation expense was largely driven by (i) the sale of the Portland Terminal Facility in December of 2018 and (ii) updates made to the estimated useful lives of certain ARO segments of GIGS at the end of 2018.
Net Distributions and Other Income. Net distributions and other income was $285 thousand for the three months ended June 30, 2019 compared to $56 thousand for the three months ended June 30, 2018. This increase was primarily related to interest income, which increased approximately $246 thousand from the prior-year period as a result of a higher cash balance during the three months ended June 30, 2019.
Net Realized and Unrealized Loss on Other Equity Securities. For the three months ended June 30, 2018, we recorded a net loss on other equity securities of $881 thousand. The net loss recorded was directly related to fluctuations in the valuation of our investment in private securities. The net loss recorded in the prior-year period related to valuation considerations surrounding the arbitration award delivered to Eni USA and Gulf LNG. We no longer have an interest in other equity securities for the three months ended June 30, 2019 due to the sale or disposition of our equity securities during 2018.
Interest Expense. For the three months ended June 30, 2019 and 2018, interest expense totaled approximately $2.3 million and $3.2 million, respectively. This decrease was primarily attributable to the Convertible Note exchange in the first quarter of 2019 and subsequent conversions that occurred during the second quarter of 2019. For additional information, see Part I, Item 1, Note 10 ("Debt").
Income Tax Expense (Benefit). Income tax expense was $63 thousand for the three months ended June 30, 2019, as compared to $615 thousand of income tax benefit for the three months ended June 30, 2018. The income tax expense recorded in the current-year period is primarily the result of the utilization of NOLs at certain of our TRS entities. The income tax benefit recorded in the prior-year period is the result of (i) higher losses generated by our TRS entities and (ii) an unrealized loss related to our Lightfoot investment.

Table of Contents	Glossary of Defined Terms

Net Income. Net income attributable to CorEnergy stockholders was $9.8 million and $7.8 million for the three months ended June 30, 2019 and 2018, respectively. After deducting $2.3 million and $2.4 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the three months ended June 30, 2019 was $7.5 million, or $0.59 per basic and diluted common share as compared to $5.4 million, or $0.45 per basic and diluted common share for the prior-year period.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenue. Consolidated revenues were $43.2 million for the six months ended June 30, 2019 compared to $43.7 million for the six months ended June 30, 2018. Lease revenue was $33.4 million and $35.9 million for the six months ended June 30, 2019 and 2018, respectively, resulting in a decrease of $2.5 million. This decrease in lease revenue was driven primarily by (i) the sale of the Portland Terminal Facility and was partially offset by (ii) an increase in variable rent collected on the Pinedale lease during the six months ended June 30, 2019. Transportation and distribution revenue from our subsidiaries MoGas and Omega was $9.7 million and $7.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase primarily resulted from higher rates going into effect on December 1, 2018 related to the rate case filed by MoGas with FERC, net of the estimated refund liability.
Transportation and Distribution Expenses. Transportation and distribution expenses were $2.7 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively, representing a decrease of $358 thousand. The decrease relates primarily to lower legal, consulting and maintenance costs at MoGas.
General and Administrative Expenses. General and administrative expenses were $5.6 million for the six months ended June 30, 2019 compared to $5.8 million for the six months ended June 30, 2018. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Management fees	$3,531,739	$3,776,284
Acquisition and professional fees	1,284,442	1,326,551
Other expenses	794,081	731,998
Total	$5,610,262	$5,834,833
Management fees are directly proportional to our asset base. For the six months ended June 30, 2019, management fees decreased $245 thousand compared to the prior-year period due to cash utilized for the Convertible Note exchange and a lower incentive fee due to decreased revenue from the sale of the Portland Terminal in December 2018. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the six months ended June 30, 2019 decreased $42 thousand from the prior-year period. An increase in asset acquisition expenses of $86 thousand was more than offset by a $128 thousand decrease in professional fees during the current-year period. The increase in asset acquisition expenses is primarily the result of increased focus on potential acquisition opportunities. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. The decrease in professional fees during the six months ended June 30, 2019 was primarily attributable to higher legal and consulting costs in the prior-year period related to monitoring our GIGS asset, partially offset by legal and consulting costs incurred in the current-year period related to the ongoing litigation with EGC/Cox Oil. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for additional information.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $11.3 million for the six months ended June 30, 2019 compared to $12.6 million for the six months ended June 30, 2018. This decrease was primarily related to depreciation expense, which decreased $1.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in depreciation expense was driven by (i) the sale of the Portland Terminal Facility in December of 2018 and (ii) updates made to the estimated useful lives of certain ARO segments of GIGS at the end of 2018.
Provision for loan losses. For the six months ended June 30, 2018, we recorded a provision for loan losses of approximately $500 thousand related to an additional write-down on the SWD loans. There were no loan loss provisions recorded for the six months ended June 30, 2019.
Net Distributions and Other Income. Net distributions and other income for the six months ended June 30, 2019 was $542 thousand compared to $60 thousand for the six months ended June 30, 2018. The change was primarily related to interest income, which increased approximately $499 thousand from the prior-year period due to a higher cash balance during the six months ended June 30, 2019.

Table of Contents	Glossary of Defined Terms

Net Realized and Unrealized Loss on Other Equity Securities. For the six months ended June 30, 2018, we recorded a net loss on other equity securities of $867 thousand. The net loss recorded during the six months ended June 30, 2018 related to valuation considerations surrounding the arbitration award delivered to Eni USA and Gulf LNG. We no longer have an interest in other equity securities for the six months ended June 30, 2019 due to the sale or disposition of our equity securities during 2018.
Interest Expense. For the six months ended June 30, 2019 and 2018, interest expense totaled approximately $4.8 million and $6.4 million, respectively. This decrease was primarily attributable to a decrease in interest expense as a result of the Convertible Note exchange and conversions that occurred during the six months ended June 30, 2019. For additional information, see Part I, Item 1, Note 10 ("Debt").
Loss on Extinguishment of Debt. For the six months ended June 30, 2019, a loss on extinguishment of debt totaling approximately $5.0 million was recorded in connection with the Convertible Note exchange entered into on January 16, 2019. For additional information, see Part I, Item 1, Note 10 ("Debt"). There was no loss on extinguishment of debt recorded for the six months ended June 30, 2018.
Income Tax Expense (Benefit). Income tax expense was $510 thousand for six months ended June 30, 2019, as compared to $1.1 million of income tax benefit for the six months ended June 30, 2018. The income tax expense recorded in the current-year period is primarily the result of (i) a change in our state effective rate due to changes in state law and state operations by certain of our TRS entities and (ii) utilization of NOLs at certain of our TRS entities. The income tax benefit recorded in the prior-year period is the result of (i) higher losses generated by our TRS entities and (ii) an unrealized loss related to our Lightfoot investment.
Net Income. Net income attributable to CorEnergy stockholders was $13.7 million and $15.5 million for the six months ended June 30, 2019 and 2018, respectively. After deducting $4.6 million and $4.8 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the six months ended June 30, 2019 was $9.1 million, or $0.71 per basic and diluted common share compared to $10.7 million, or $0.90 per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Stockholders per Share
As of June 30, 2019, our common equity increased by approximately $19.7 million to $349.2 million from $329.5 million as of December 31, 2018. This increase principally consists of: (i) $29.5 million of common stock issued pursuant to the exchange and conversion of Convertible Notes, (ii) $404 thousand of common stock issued pursuant to reinvestment of dividends through the dividend reinvestment plan; and (iii) net income attributable to CorEnergy common stockholders of approximately $9.1 million; offset by (iv) dividends paid to our common stockholders of approximately $19.2 million.

Book Value Per Common Share
Analysis of Equity	June 30, 2019	December 31, 2018
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,493,175 and $125,555,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,197 and 50,222 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	$125,493,175	$125,555,675
Capital stock, non-convertible, $0.001 par value; 12,826,031 and 11,960,225 shares issued and outstanding at June 30, 2019 and December 31, 2018 (100,000,000 shares authorized)	12,826	11,960
Additional paid-in capital	349,165,900	320,295,969
Accumulated retained earnings	—	9,147,701
Total CorEnergy Stockholders' Equity	$474,671,901	$455,011,305
Subtract: 7.375% Series A Preferred Stock	(125,493,175)	(125,555,675)
Total CorEnergy Common Equity	$349,178,726	$329,455,630
Common shares outstanding	12,826,031	11,960,225
Book Value per Common Share	$27.22	$27.55
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

Table of Contents	Glossary of Defined Terms

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
We believe that the presentation of EBITDAre and Adjusted EBITDAre provides useful information to investors in assessing our financial condition and results of operations. Our presentation of EBITDAre is calculated in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies that do not use the NAREIT definition of EBITDAre. In addition, although EBITDAre is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing to non-REITs. Adjusted EBITDAre presented by other companies may not be comparable to our presentation, since each company may define these terms differently. EBITDAre and Adjusted EBITDAre should not be considered measures of liquidity and should not be considered as alternatives to operating income, net income or other indicators of performance determined in accordance with GAAP.
The following table presents a reconciliation of Income Attributable to Common Stockholders, as reported in the Consolidated Statements of Income to EBITDAre and Adjusted EBITDAre:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income Attributable to Common Stockholders	$7,511,146	$5,413,974	$9,063,459	$10,724,807
Add:
Interest expense, net	2,297,783	3,196,248	4,805,077	6,406,838
Depreciation, amortization, and ARO accretion	5,645,250	6,290,082	11,290,346	12,579,412
Less:
Income tax (expense) benefit	(62,699)	614,849	(510,034)	1,059,675
EBITDAre	$15,516,878	$14,285,455	$25,668,916	$28,651,382
Add:
Net realized and unrealized loss on securities, noncash portion	—	881,100	—	867,134
Loss on extinguishment of debt	—	—	5,039,731	—
Provision for loan losses	—	—	—	500,000
Preferred dividend requirements	2,313,780	2,396,875	4,627,908	4,793,750
Adjusted EBITDAre	$17,830,658	$17,563,430	$35,336,555	$34,812,266
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

Table of Contents	Glossary of Defined Terms

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
For completeness, the following table sets forth a reconciliation of our net income as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three and six months ended June 30, 2019 and 2018. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus (gain) loss on extinguishment of debt, provision for loan (gain) loss, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), income tax (expense) benefit unrelated to securities investments, amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Income attributable to CorEnergy Stockholders	$9,824,926	$7,810,849	$13,691,367	$15,518,557
Less:
Preferred Dividend Requirements	2,313,780	2,396,875	4,627,908	4,793,750
Net Income attributable to Common Stockholders	$7,511,146	$5,413,974	$9,063,459	$10,724,807
Add:
Depreciation	5,511,274	6,139,171	11,022,395	12,277,590
NAREIT funds from operations (NAREIT FFO)	$13,022,420	$11,553,145	$20,085,854	$23,002,397
Add:
Distributions received from investment securities	285,259	55,714	541,874	59,665
Less:
Net distributions and other income	285,259	55,714	541,874	59,665
Net realized and unrealized loss on other equity securities	—	(881,100)	—	(867,134)
Income tax (expense) benefit from investment securities	(6,912)	220,500	(158,705)	241,987
Funds from operations adjusted for securities investments (FFO)	$13,029,332	$12,213,745	$20,244,559	$23,627,544
Add:
Loss on extinguishment of debt	—	—	5,039,731	—
Provision for loan losses, net of tax	—	—	—	500,000
Transaction costs	88,611	24,615	142,581	56,896
Amortization of debt issuance costs	281,630	353,637	580,062	707,181
Amortization of deferred lease costs	22,983	22,983	45,966	45,966
Accretion of asset retirement obligation	110,993	127,928	221,985	255,856
Less:
Income tax (expense) benefit	(55,787)	394,349	(351,329)	817,688
Adjusted funds from operations (AFFO)	$13,589,336	$12,348,559	$26,626,213	$24,375,755

Weighted Average Shares of Common Stock Outstanding:
Basic	12,811,171	11,928,297	12,708,626	11,923,627
Diluted	14,934,886	15,382,843	14,988,429	15,378,172
NAREIT FFO attributable to Common Stockholders
Basic	$1.02	$0.97	$1.58	$1.93
Diluted (1)	$0.96	$0.89	$1.53	$1.78
FFO attributable to Common Stockholders
Basic	$1.02	$1.02	$1.59	$1.98
Diluted (1)	$0.96	$0.94	$1.54	$1.82
AFFO attributable to Common Stockholders
Basic	$1.06	$1.04	$2.10	$2.04
Diluted (2)	$0.99	$0.93	$1.95	$1.84
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

DIVIDENDS
Our portfolio of real property assets and promissory notes generates cash flow to us from which we pay distributions to stockholders. For the period ended June 30, 2019, the primary sources of our stockholder distributions include lease revenue and transportation and distribution revenue from our real property assets. Deterioration in the cash flows generated by any of these sources may impact our ability to fund distributions to stockholders.
We believe that (i) the accretion from our acquisition of Prudential's 18.95 percent equity interest in Pinedale LP, (ii) revenue growth from existing contracts through inflation-based escalators and participating rents, as well as (iii) the results of the MoGas FERC rate case proceedings, as discussed in the "Asset Portfolio and Related Developments" section below, will adequately offset the lost revenue from the step-down in rate associated with the new Spire contract effective in November 2018. We also believe

Table of Contents	Glossary of Defined Terms

that a number of actions can be taken to adequately offset the lost revenue from the sale of the Portland Terminal, which include the combination of (i) additional investments in revenue generating assets and (ii) deleveraging of the Company's balance sheet through actions such as preferred equity and debt repurchases, at attractive market prices. However, we regularly assess our ability to pay and to grow our dividend to common stockholders, and there is no assurance that we will continue to make regular dividend payments at current levels.
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
As previously disclosed in our Current Report on Form 8-K filed on April 24, 2019, we suspended our dividend reinvestment plan.
On May 31, 2019, we paid cash dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On July 24, 2019, our Board of Directors declared dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock payable on August 30, 2019. As previously disclosed in our Current Report on Form 8-K filed on July 24, 2019, we will pay this quarter's common stock dividend entirely in cash.
MAJOR TENANTS
As of June 30, 2019, we had two significant leases. For additional information concerning each of these leases, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2018, and to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended June 30, 2019.
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
Pinedale LGS
On June 3, 2019, UPL announced that it decreased its rig count to two rigs, from three. UPL also decreased its forecast of its 2019 capital investment program to $305.0 to $335.0 million, down five percent. Production guidance for the year remained unchanged at 240 to 250 Bcfe, due to improved drilling cycle-time performance and higher working interest in wells experienced in May. On July 11, 2019, UPL terminated its previously announced private offer to exchange its outstanding 7.125 percent Senior Notes due 2025 for up to $90.0 million aggregate principal amount of new 9.00 percent Cash / 2.50 percent PIK Senior Secured Third Lien Notes due 2024.
On July 30, 2019, UPL was notified by NASDAQ that its common stock will be delisted from the NASDAQ Global Select Market effective as of the open of business on August 8, 2019 as a result of failing to regain compliance with the $1.00 per share minimum bid price requirement. UPL anticipates that effective August 8, 2019, its common stock will commence trading on the OTCQX marketplace under the symbol "UPLC." UPL plans to continue to make all required SEC filings, including those on Forms 10-K, 10-Q and 8-K, and will remain subject to all SEC rules and regulations applicable to reporting companies under the Securities Exchange Act of 1934.

Table of Contents	Glossary of Defined Terms

MoGas Pipeline
On May 31, 2018, MoGas filed a general rate case before FERC seeking to (i) recover increases in capital, operating and maintenance expenditures incurred; (ii) mitigate for the substantial decrease in volumes due to the loss of a firm transportation contract with a St. Louis natural gas marketing entity; (iii) mitigate for the substantial decrease in revenue from Spire; and (iv) reflect changes in the corporate income tax rate associated with the 2017 Tax Cuts and Jobs Act. The proposed rates went into effect on December 1, 2018. During the three months ended June 30, 2019, MoGas and all intervenors in the rate case agreed in principle on a settlement with rates designed to provide approximately $14.8 million in revenue annually. The settlement is pending before the full FERC Commissioners. Once the final order has been issued, MoGas will begin to refund the difference between the filed rates and the settlement rates.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of June 30, 2019:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt	$35,708,000	$3,528,000	$7,056,000	$25,124,000	$—
Interest payments on Pinedale LP Debt		2,204,294	3,755,278	885,434	—
Convertible Debt	69,592,000	69,592,000	—	—	—
Interest payments on Convertible Debt		4,871,440	—	—	—
Totals		$80,195,734	$10,811,278	$26,009,434	$—
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2019, we had liquidity of approximately $182.0 million comprised of cash of $58.8 million plus revolver availability of $123.2 million. We anticipate that the results of the MoGas rate case settlement discussed in the "Asset Portfolio and Related Developments" section above will have a positive impact on revolver availability going forward. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to fund future operating requirements and acquisition opportunities. If our ability to access the capital markets is restricted, as currently is the case as discussed in Part I, Item 1, Note 11 ("Stockholders' Equity") or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.

Table of Contents	Glossary of Defined Terms

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
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)
Net cash provided by (used in):
Operating activities	$29,315,523	$22,517,701
Investing activities	4,973,447	(36,384)
Financing activities	(44,768,716)	(24,092,526)
Net change in cash and cash equivalents	$(10,479,746)	$(1,611,209)
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the six months ended June 30, 2019 were primarily attributable to (i) lease receipts of $30.2 million ($33.4 million lease revenue, net of $3.2 million of straight-line and variable rent accrued during the period) and (ii) $9.3 million in net contributions from our operating subsidiaries MoGas and Omega, partially offset by (iii) $5.6 million in general and administrative expenses and (iv) $4.4 million in cash paid for interest.
Net cash flows provided by operating activities for the six months ended June 30, 2018 were primarily attributable to (i) lease receipts of $29.3 million ($35.9 million lease revenue, net of $3.7 million of straight-line rent accrued during the period and $2.9 million of unearned revenue received in 2017), (ii) $6.7 million in net contributions from our operating subsidiaries MoGas and Omega, partially offset by (iii) $5.8 million in general and administrative expenses, (iv) $5.5 million in cash paid for interest and (v) $2.1 million of income tax payments, net.
Cash Flows from Investing Activities
Net cash flows provided by investing activities for the six months ended June 30, 2019 were primarily attributed to a $5.0 million payment received on January 7, 2019 related to the promissory note entered into as a part of the Portland Terminal Facility sale.
There were no significant cash investing activities for the six months ended June 30, 2018.
Cash Flows from Financing Activities
Net cash flows used in financing activities for the six months ended June 30, 2019 were primarily attributable to (i) cash paid for the extinguishment of Convertible Notes of $19.5 million, (ii) common and preferred dividends paid of $18.8 million and $4.6 million, respectively and (iii) principal payments of $1.8 million on our secured credit facilities.
Net cash flows used in financing activities for the six months ended June 30, 2018 were primarily attributable to (i) common and preferred dividends paid of $17.3 million and $4.8 million, respectively, (ii) principal payments of $1.8 million on our secured credit facilities and (iii) $264 thousand of payments related to debt financing costs.
Revolving and Term Credit Facilities
CorEnergy Credit Facility
On July 28, 2017, we entered into an amended and restated CorEnergy Credit Facility with Regions Bank (as lender and administrative agent for other participating lenders). The amended facility provides for commitments of up to $161.0 million, comprised of (i) increased commitments on the CorEnergy Revolver of up to $160.0 million, subject to borrowing base limitations, and (ii) a $1.0 million commitment on the MoGas Revolver. The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if we fail to meet certain liquidity requirements from the springing maturity date through the maturity of our Convertible Notes on June 15, 2020. This springing maturity would be triggered on the first date on or after February 28, 2020 that both (i) the outstanding principal amount of the Convertible Notes exceeds $28,750,000 and (ii) our unrestricted cash liquidity (including, for purposes of this calculation, the undrawn portion of

Table of Contents	Glossary of Defined Terms

the Borrowing Base that is then available for borrowing under the CorEnergy Credit Facility) is less than the sum of (x) the outstanding principal amount of the Convertible Notes plus (y) $5,000,000.
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
We were in compliance with all covenants at June 30, 2019 and had approximately $123.2 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2018, and Part I, Item 1, Note 10 ("Debt") included in this Report.
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility is subject to (i) a minimum interest coverage ratio of 3.0 to 1.0, (ii) a maximum leverage ratio of 3.25 to 1.0 and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. We were in compliance with all covenants at June 30, 2019.
For a summary of the additional material terms of the Pinedale Term Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2018, and Part I, Item 1, Note 10 ("Debt") included in this Report.
Convertible Notes
On January 16, 2019, we agreed with three holders of our Convertible Notes, pursuant to privately negotiated agreements, to exchange $43.8 million face amount of such notes for an aggregate of 837,040 shares of our common stock, par value $0.001 per share, plus aggregate cash consideration of $19.8 million, including $315 thousand of interest expense. Our agent and lenders under the CorEnergy Credit Facility provided a consent for the convertible note exchange. As a result of the exchange, we recorded a loss on extinguishment of debt of approximately $5.0 million in the Consolidated Statements of Income for the six months ended June 30, 2019.
During the three months ended June 30, 2019, certain holders elected to convert $584 thousand of Convertible Notes for approximately 17,690 shares of CorEnergy common stock. Subsequent to June 30, 2019, an additional $70 thousand of Convertible Notes were converted for approximately 2,121 shares of CorEnergy common stock. Following the conversions, we have approximately $69.5 million face value of Convertible Notes outstanding. Refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the Convertible Notes.
MoGas Revolver
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part I, Item 1,

Table of Contents	Glossary of Defined Terms

Note 10 ("Debt") for further information. As of June 30, 2019, the co-borrowers were in compliance with all covenants and there are no borrowings outstanding on the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2020. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at June 30, 2019.
Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan. As of June 30, 2019, we have issued 22,003 shares of common stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
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
We have engaged in dialogue with the staff of the SEC in an effort to shorten the period during which we do not use our registration statements. We do not expect this period to be shortened until the EGC financial statement information has been received and filed. However, there can be no assurance that we will be successful in obtaining such relief.
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
The following is our liquidity and capitalization as of June 30, 2019 and December 31, 2018:

Liquidity and Capitalization
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$58,807,431	$69,287,177
Revolver availability	$123,154,209	$122,721,258

Revolving credit facility	$—	$—
Long-term debt (including current maturities)	104,637,159	150,038,380
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	125,493,175	125,555,675
Capital stock, non-convertible, $0.001 par value	12,826	11,960
Additional paid-in capital	349,165,900	320,295,969
Retained earnings	—	9,147,701
CorEnergy equity	474,671,901	455,011,305
Total CorEnergy capitalization	$579,309,060	$605,049,685
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both June 30, 2019 and December 31, 2018.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Historically, we have considered fluctuations in the value of our securities portfolio and fluctuations in interest rates to be our principal market risks. As of June 30, 2019, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2018 except that we no longer hold investments in other equity securities.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of June 30, 2019, we had long-term debt (net of current maturities) with a carrying value of $32.0 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at June 30, 2019, and accordingly, no market risk exposure on outstanding variable-rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As discussed in further detail in Part I, Item 1, Note 3 ("Leased Properties And Leases") in this Report, the Company initiated litigation on March 26, 2019 to enforce the terms of the Grand Isle Lease Agreement requiring that we be provided with copies of certain financial statement information that we are required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual, in the case CorEnergy Infrastructure Trust, Inc. and Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 01-19-0228-CV in the 11th District Court of Harris County, Texas. The Company sought and obtained a temporary restraining order mandating that our tenant deliver the required financial statements. On April 1, 2019, that order was stayed pending an appeal by the tenant to the Texas First District Court of Appeals in Houston. The Company believes that it is entitled to such relief and will continue to pursue this litigation and all viable options to obtain and file the necessary tenant financial statements.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended June 30, 2019. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018, except as set forth below:
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
Under applicable SEC rules, an issuer loses the privilege of using "short form" Form S-3 or Form S-8 registration statements to offer and sell securities unless it has timely filed all periodic and other reports required to be filed under the Exchange Act after the initial filing of such a registration statement. As described elsewhere in this Report, EGC and Cox Oil have refused to provide the financial statement information concerning EGC required to be filed by us pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual. We believe that EGC and Cox Oil are required to provide us with this information, for inclusion in our SEC reports, pursuant to the terms of the Grand Isle Lease Agreement. The refusal of EGC and Cox Oil to provide these financial statements has adversely impacted our ability to use our currently effective shelf registration statements on Form S-3. In addition, we do not expect that the SEC will declare effective any registration statement that we file on any other form in connection with an offering so long as we remain unable to amend our Form 10-K for the year ended December 31, 2018 to include the required financial statements of EGC. These circumstances will either prevent or make more costly our efforts to raise future capital through the issuance of our equity and debt securities on a rapid basis. This action by EGC and Cox Oil could also have a negative impact on executing potential acquisitions or other transactions in a timely and efficient manner. While we may be able to raise additional capital through bank financing, private placement transactions or other means, these alternatives could increase both our financing costs and the amount of time required to complete a transaction, and there is no guarantee that we would succeed in raising the additional capital required on a timely basis.
Our dividend reinvestment plan is registered under the Securities Act pursuant to a Form S-3D. As previously disclosed in our Current Report on Form 8-K filed on April 24, 2019, as a result of the refusal by EGC and Cox Oil to provide financial information, we have suspended our dividend reinvestment plan and currently are paying quarterly common stock dividends entirely in cash. Furthermore, the issuance of common stock to our independent directors as a portion of their compensation is registered under the Securities Act pursuant to a Form S-8. We have similarly suspended the issuance of these registered shares under the Company's Director Compensation Plan as a result of our inability to file the required EGC financial statements.
We have engaged in dialogue with the staff of the SEC in an effort to shorten the period during which we do not use these registration statements. We do not expect this period to be shortened until the EGC financial statement information has been received and filed. There is no assurance that we will be successful in obtaining such relief.

Table of Contents	Glossary of Defined Terms

The Grand Isle Gathering System and the Pinedale LGS constitute the largest components of our leased infrastructure real property assets and associated lease revenues and will materially impact the results of our business.
The Grand Isle Gathering System represented approximately 36 percent of our total assets as of June 30, 2019, and the lease under the Grand Isle Lease Agreement with the EGC Tenant represented approximately 47 percent of our total revenue for the three and six months ended June 30, 2019. The Pinedale LGS represented approximately 29 percent of our total assets as of June 30, 2019, and the lease payments under the Pinedale Lease Agreement with Ultra Wyoming represented approximately 30 percent of our total revenue for the three and six months ended June 30, 2019. Accordingly, the financial condition of these tenants and related parent guarantors and the ability and willingness of each to satisfy their obligations under the respective lease agreements and guaranties will have an ongoing material impact on our results of operations, ability to service our indebtedness and ability to make distributions.
EGC, the corporate parent and guarantor of the obligations of EGC Tenant under the Grand Isle Lease Agreement and certain entities affiliated with it filed for bankruptcy on April 14, 2016. The EGC Tenant did not file for bankruptcy. On December 13, 2016, EGC announced the confirmation of its Plan of Reorganization by the bankruptcy court and, effective December 30, 2016, EGC emerged from its bankruptcy reorganization under the successor company name Energy XXI Gulf Coast, Inc., and we entered into related agreements effective December 30, 2016 pursuant to which the new EGC entity succeeded to the rights and obligations of pre-bankruptcy EGC under the original purchase agreement for the GIGS and as guarantor of the obligations of our tenant under the Grand Isle Lease Agreement. All payments due to us from the EGC Tenant were timely paid throughout the bankruptcy proceedings. EGC subsequently was acquired by an affiliate of Cox Oil, effective October 18, 2018.
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
Despite their emergence from bankruptcy, Ultra Petroleum and, prior to its October 2018 acquisition by Cox Oil, EGC, have disclosed a number of risks related to their business in their respective filings with the SEC. A complete discussion of the risks related to Ultra Petroleum's business can be found in its Exchange Act reports filed with the SEC (NASDAQ: UPL), including its substantial indebtedness. Prior to the filing by EGC of a Form 15 with the SEC on October 29, 2018, following its acquisition by an affiliate of Cox Oil, to suspend its SEC reporting obligations, EGC had also disclosed a discussion of risks related to its business in the Exchange Act reports that EGC had filed with the SEC as a public reporting company (NASDAQ: EGC). Since EGC ceased to be a public reporting company on and after such date, it has not disclosed any updates to such risks following the Cox Oil acquisition.
Our indebtedness could have important consequences, including impairing our ability to obtain additional financing or pay future distributions, as well as subjecting us to the risk of foreclosure on any mortgaged properties in the event of non-payment of the related debt.
As of June 30, 2019, we had outstanding consolidated indebtedness of approximately $105.3 million. In addition, the CorEnergy Credit Facility matures on July 28, 2022 but is subject to a springing maturity on February 28, 2020, and thereafter, if we fail to meet certain liquidity requirements from the springing maturity date through the maturity of our Convertible Notes on June 15, 2020. This springing maturity would be triggered on the first date on or after February 28, 2020 that both (i) the outstanding principal amount of the Convertible Notes exceeds $28,750,000 and (ii) our unrestricted cash liquidity (including, for purposes of this calculation, the undrawn portion of the Borrowing Base that is then available for borrowing under the CorEnergy Credit Facility) is less than the sum of (x) the outstanding principal amount of the Convertible Notes plus (y) $5,000,000. Our leverage could have important consequences. For example, it could:

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

•	increase our vulnerability to economic downturns;

Table of Contents	Glossary of Defined Terms

•	limit our ability to withstand competitive pressures; or

•	reduce our flexibility to respond to changing business and economic conditions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2019, certain holders elected to convert approximately $584 thousand principal amount of Convertible Notes to CorEnergy common stock at the conversion rate of 30.3030 shares of common stock per $1,000 principal amount, as follows:

Conversion Date	Principal Amount of Convertible Notes Converted	Number of Shares of Common Stock Issued
May 23, 2019	$119,000	3,606
June 13, 2019	85,000	2,575
June 20, 2019	10,000	303
June 25, 2019	370,000	11,206
Total	$584,000	$17,690
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Table of Contents	Glossary of Defined Terms

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.1.2	Amendment No. 1 to Dividend Reinvestment Plan (incorporated by reference to the Registrant's current report on Form 8-K, filed April 24, 2019).
10.2.9*
Letter Agreement, dated June 30, 2019, concerning Incentive Fee for June 30, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc.

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
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
August 1, 2019

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
August 1, 2019