Form 10-Q
period 2019-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2019-10-31
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of October 30, 2019, the registrant had 13,534,856 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2018.

Table of Contents	GLOSSARY OF DEFINED TERMS

Certain of the defined terms used in this Report are set forth below:
5.875% Convertible Notes: the Company's 5.875% Convertible Senior Notes due 2025.
7.00% Convertible Notes: the Company's 7.00% Convertible Senior Notes due 2020.
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
Company or CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
Compass SWD: Compass SWD, LLC, the current borrower under the Compass REIT Loan.
Compass REIT Loan: the financing notes between Compass SWD and Four Wood Corridor.
Convertible Notes: collectively, the Company's 5.875% Convertible Notes and the Company's 7.00% Convertible Notes.
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
Securities Act: the Securities Act of 1933, as amended.

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, as supplemented by the disclosures contained in Part II, Item 1A, "Risk Factors", in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, and in this Report.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $101,157,834 and $87,154,095	$384,235,493	$398,214,355
Property and equipment, net of accumulated depreciation of $18,498,371 and $15,969,346	107,640,017	109,881,552
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,267,500	1,300,000
Note receivable	—	5,000,000
Cash and cash equivalents	120,430,110	69,287,177
Deferred rent receivable	29,599,410	25,942,755
Accounts and other receivables	3,001,569	5,083,243
Deferred costs, net of accumulated amortization of $1,790,091 and $1,290,236	2,338,588	2,838,443
Prepaid expenses and other assets	694,288	668,584
Deferred tax asset, net	4,883,349	4,948,203
Goodwill	1,718,868	1,718,868
Total Assets	$655,809,192	$624,883,180
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $171,275 and $210,891	$34,654,725	$37,261,109
Unsecured convertible senior notes, net of discount and debt issuance costs of $3,942,712 and $1,180,729	121,583,288	112,777,271
Asset retirement obligation	8,289,320	7,956,343
Accounts payable and other accrued liabilities	7,133,813	3,493,490
Management fees payable	1,665,026	1,831,613
Unearned revenue	6,511,572	6,552,049
Total Liabilities	$179,837,744	$169,871,875
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,493,175 and $125,555,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,197 and 50,222 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$125,493,175	$125,555,675
Capital stock, non-convertible, $0.001 par value; 13,534,856 and 11,960,225 shares issued and outstanding at September 30, 2019 and December 31, 2018 (100,000,000 shares authorized)	13,535	11,960
Additional paid-in capital	369,884,338	320,295,969
Retained earnings (deficit)	(19,419,600)	9,147,701
Total Equity	475,971,448	455,011,305
Total Liabilities and Equity	$655,809,192	$624,883,180
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Lease revenue	$16,984,903	$18,391,983	$50,338,489	$54,259,701
Transportation and distribution revenue	4,068,338	4,244,722	13,808,064	12,071,858
Financing revenue	28,003	—	89,532	—
Total Revenue	21,081,244	22,636,705	64,236,085	66,331,559
Expenses
Transportation and distribution expenses	1,116,194	2,241,999	3,866,092	5,349,419
General and administrative	2,494,240	3,046,481	8,104,502	8,881,314
Depreciation, amortization and ARO accretion expense	5,645,342	6,289,459	16,935,688	18,868,871
Provision for loan losses	—	—	—	500,000
Total Expenses	9,255,776	11,577,939	28,906,282	33,599,604
Operating Income	$11,825,468	$11,058,766	$35,329,803	$32,731,955
Other Income (Expense)
Net distributions and other income	$360,182	$5,627	$902,056	$65,292
Net realized and unrealized loss on other equity securities	—	(930,147)	—	(1,797,281)
Interest expense	(2,777,122)	(3,183,589)	(7,582,199)	(9,590,427)
Loss on extinguishment of debt	(28,920,834)	—	(33,960,565)	—
Total Other Expense	(31,337,774)	(4,108,109)	(40,640,708)	(11,322,416)
Income (loss) before income taxes	(19,512,306)	6,950,657	(5,310,905)	21,409,539
Taxes
Current tax expense (benefit)	(1,270)	(8,393)	352,474	(54,727)
Deferred tax expense (benefit)	(91,436)	(738,274)	64,854	(1,751,615)
Income tax expense (benefit), net	(92,706)	(746,667)	417,328	(1,806,342)
Net Income (loss) attributable to CorEnergy Stockholders	(19,419,600)	7,697,324	(5,728,233)	23,215,881
Preferred dividend requirements	2,313,780	2,396,875	6,941,688	7,190,625
Net Income (loss) attributable to Common Stockholders	$(21,733,380)	$5,300,449	$(12,669,921)	$16,025,256

Earnings (Loss) Per Common Share:
Basic	$(1.65)	$0.44	$(0.98)	$1.34
Diluted	$(1.65)	$0.44	$(0.98)	$1.34
Weighted Average Shares of Common Stock Outstanding:
Basic	13,188,546	11,939,360	12,870,357	11,928,929
Diluted	13,188,546	11,939,360	12,870,357	11,928,929
Dividends declared per share	$0.750	$0.750	$2.250	$2.250
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENT OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Amount
Balance at December 31, 2017	11,915,830	$11,916	$130,000,000	$331,773,716	$—	$461,785,632
Cumulative transition adjustment upon the adoption of ASC 606, net of tax	—	—	—	(2,449,245)	—	(2,449,245)
Net income	—	—	—	—	7,707,708	7,707,708
Series A preferred stock dividends	—	—	—	—	(2,396,875)	(2,396,875)
Common stock dividends	—	—	—	(3,626,039)	(5,310,833)	(8,936,872)
Reinvestment of dividends paid to common stockholders	8,648	9	—	310,195	—	310,204
Balance at March 31, 2018 (Unaudited)	11,924,478	11,925	130,000,000	326,008,627	—	456,020,552
Net income	—	—	—	—	7,810,849	7,810,849
Series A preferred stock dividends	—	—	—	—	(2,396,875)	(2,396,875)
Common stock dividends	—	—	—	(3,530,139)	(5,413,974)	(8,944,113)
Common stock issued under director's compensation plan	1,006	1	—	37,499	—	37,500
Reinvestment of dividends paid to common stockholders	8,290	8	—	300,007	—	300,015
Balance at June 30, 2018 (Unaudited)	11,933,774	11,934	130,000,000	322,815,994	—	452,827,928
Net income	—	—	—	—	7,697,324	7,697,324
Series A preferred stock dividends	—	—	—	—	(2,396,875)	(2,396,875)
Common stock dividends	—	—	—	(3,650,482)	(5,300,449)	(8,950,931)
Common stock issued under director's compensation plan	801	1	—	29,999	—	30,000
Common stock issued upon conversion of convertible notes	1,271	1	—	42,653	—	42,654
Reinvestment of dividends paid to common stockholders	13,452	13	—	503,495	—	503,508
Balance at September 30, 2018 (Unaudited)	$11,949,298	$11,949	$130,000,000	$319,741,659	$—	$449,753,608

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Amount
Balance at December 31, 2018	11,960,225	$11,960	$125,555,675	$320,295,969	$9,147,701	$455,011,305
Net income	—	—	—	—	3,866,441	3,866,441
Series A preferred stock dividends	—	—	—	—	(2,313,780)	(2,313,780)
Preferred stock repurchases(1)	—	—	(62,500)	2,195	(245)	(60,550)
Common stock dividends	—	—	—	—	(9,597,948)	(9,597,948)
Common stock issued upon exchange of convertible notes	837,040	837	—	28,868,672	—	28,869,509
Reinvestment of dividends paid to common stockholders	11,076	11	—	403,820	—	403,831
Balance at March 31, 2019 (Unaudited)	12,808,341	12,808	125,493,175	349,570,656	1,102,169	476,178,808
Net income	—	—	—	—	9,824,926	9,824,926
Series A preferred stock dividends	—	—	—	—	(2,313,780)	(2,313,780)
Common stock dividends	—	—	—	(992,940)	(8,613,315)	(9,606,255)
Common stock issued upon conversion of convertible notes	17,690	18	—	588,184	—	588,202
Balance at June 30, 2019 (Unaudited)	12,826,031	12,826	125,493,175	349,165,900	—	474,671,901
Net loss	—	—	—	—	(19,419,600)	(19,419,600)
Series A preferred stock dividends	—	—	—	(2,313,780)	—	(2,313,780)
Common stock dividends	—	—	—	(10,148,688)	—	(10,148,688)
Common stock issued upon exchange of convertible notes	703,432	703	—	33,001,090	—	33,001,793
Common stock issued upon conversion of convertible notes	5,393	6	—	179,816	—	179,822
Balance at September 30, 2019 (Unaudited)	13,534,856	13,535	125,493,175	369,884,338	(19,419,600)	475,971,448
See accompanying Notes to Consolidated Financial Statements.
(1) In connection with the repurchases of Series A Preferred Stock during 2019, the addition to preferred dividends of $245 represents the premium in the repurchase price paid compared to the carrying amount derecognized.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Operating Activities
Net income (loss)	$(5,728,233)	$23,215,881
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	64,854	(1,751,615)
Depreciation, amortization and ARO accretion	17,828,773	19,929,691
Provision for loan losses	—	500,000
Loss on extinguishment of debt	33,960,565	—
Gain on sale of equipment	(1,800)	(8,416)
Net realized and unrealized loss on other equity securities	—	1,797,281
Common stock issued under directors' compensation plan	—	67,500
Changes in assets and liabilities:
Increase in deferred rent receivable	(3,656,655)	(5,403,281)
Decrease in accounts and other receivables	2,081,674	936,672
Increase in prepaid expenses and other assets	(26,026)	(22,001)
Increase (decrease) in management fee payable	(166,587)	72,885
Increase in accounts payable and other accrued liabilities	3,449,442	2,436,421
Decrease in current income tax liability	—	(2,172,200)
Increase (decrease) in unearned revenue	(40,477)	121,731
Net cash provided by operating activities	$47,765,530	$39,720,549
Investing Activities
Purchases of property and equipment, net	(311,566)	(94,980)
Proceeds from sale of property and equipment	—	17,999
Principal payment on note receivable	5,000,000	—
Principal payment on financing note receivable	32,500	—
Net cash provided by (used in) investing activities	$4,720,934	$(76,981)
Financing Activities
Debt financing costs	(161,963)	(264,010)
Net offering proceeds on convertible debt	116,355,125	—
Cash paid for extinguishment of convertible notes	(78,939,743)	—
Repurchases of preferred stock	(60,550)	—
Dividends paid on Series A preferred stock	(6,941,340)	(7,190,625)
Dividends paid on common stock	(28,949,060)	(25,718,189)
Principal payments on secured credit facilities	(2,646,000)	(2,646,000)
Net cash used in financing activities	$(1,343,531)	$(35,818,824)
Net Change in Cash and Cash Equivalents	$51,142,933	$3,824,744
Cash and Cash Equivalents at beginning of period	69,287,177	15,787,069
Cash and Cash Equivalents at end of period	$120,430,110	$19,611,813

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,893,078	$6,404,134
Income taxes paid (net of refunds)	282,786	2,117,473

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$197,227	$(255,037)
Reinvestment of distributions by common stockholders in additional common shares	403,831	1,113,727
Common stock issued upon exchange and conversion of convertible notes	62,639,326	42,654
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019
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
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2018, filed with the SEC on February 28, 2019 (the "2018 CorEnergy 10-K").
2. RECENT ACCOUNTING PRONOUNCEMENTS
In February of 2016, the FASB issued ASU 2016-02 "Leases" ("ASU 2016-02" or "ASC 842"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASC 842 is effective for fiscal years and interim periods beginning after December 15, 2018. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption. The adoption of the new standard resulted in the recording of right-

Table of Contents	Glossary of Defined Terms

of-use assets and lease liabilities of approximately $75 thousand each, included in prepaid expenses and other assets and accounts payable and other accrued liabilities, respectively, as of January 1, 2019. There was no difference between the right-of-use assets and lease liabilities resulting in an adjustment to retained earnings. The standard did not materially impact the Company's Consolidated Statements of Income and had no impact on the Consolidated Statements of Cash Flows. The Company will continue to apply legacy guidance in ASC 840, "Leases," including its disclosure requirements, in the comparative periods presented in the year of adoption.
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
In June of 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As part of its assessment work, the Company has formed an implementation team, completed training on the CECL model, completed a review of the financial assets in scope, started to assess the accounting impact and has begun developing policies, processes and internal controls. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.
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
As of September 30, 2019, the Company had two significant properties located in Wyoming, Louisiana and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial term of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS
Location	Gulf of Mexico/Louisiana	Pinedale, WY
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC
Asset Description	Approximately 137 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.	Approximately 150 miles of pipelines and four central storage facilities.
Date Acquired	June 2015	December 2012
Initial Lease Term	11 years	15 years
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms
Current Monthly Rent Payments	7/1/2018 - 6/30/2019: $2,860,917 7/1/2019 - 6/30/2020: $3,223,917	$1,812,307
Initial Estimated Useful Life	27 years	26 years
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

Table of Contents	Glossary of Defined Terms

The future contracted minimum rental receipts for all leases as of September 30, 2019, are as follows:

Future Minimum Lease Receipts
Years Ending December 31,	Amount
2019	$15,138,797
2020	65,383,190
2021	71,345,190
2022	70,322,690
2023	67,274,690
Thereafter	193,639,760
Total	$483,104,317
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of		For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	December 31, 2018	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Pinedale LGS(2)	44.4%	44.5%	40.0%	35.7%	39.3%	34.6%
Grand Isle Gathering System	55.3%	55.2%	59.8%	55.3%	60.6%	56.2%
Portland Terminal Facility(3)	—%	—%	—%	8.9%	—%	9.1%
(1) Insignificant leases are not presented; thus, percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $1.4 million and $3.5 million for the three and nine months ended September 30, 2019, respectively, compared to $1.2 million and $2.8 million for the three and nine months ended September 30, 2018, respectively.

(3) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Depreciation Expense
GIGS	$2,440,791	$2,751,272	$7,322,372	$8,253,816
Pinedale	2,217,360	2,217,360	6,652,080	6,652,080
Portland Terminal Facility(1)	—	318,915	—	956,745
United Property Systems	9,831	9,210	29,286	27,452
Total Depreciation Expense	$4,667,982	$5,296,757	$14,003,738	$15,890,093
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641	$22,923	$22,923
Pinedale	15,342	15,342	46,026	46,026
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983	$68,949	$68,949
ARO Accretion Expense
GIGS	$110,992	$127,928	$332,977	$383,784
Total ARO Accretion Expense	$110,992	$127,928	$332,977	$383,784
(1) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.

Table of Contents	Glossary of Defined Terms

The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	September 30, 2019	December 31, 2018
Net Deferred Lease Costs
GIGS	$206,396	$229,319
Pinedale	504,323	550,349
Total Deferred Lease Costs, net	$710,719	$779,668
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
Ultra Petroleum
UPL is currently subject to the reporting requirements under the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Its SEC filings can be found at www.sec.gov. Its common stock traded on the NASDAQ under the symbol UPL until August 8, 2019 at which time it commenced trading on the OTCQX marketplace under the symbol UPLC. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of UPL but has no reason to doubt the accuracy or completeness of such information. In addition, UPL has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the significance or accuracy of such information. None of the information in the public reports of UPL that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
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

Table of Contents	Glossary of Defined Terms

4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of natural gas supply, transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement. Based on the nature of the agreements, revenue for all but one of the Company's natural gas supply, transportation and distribution performance obligations is recognized on a right to invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer. System maintenance and improvement contracts are specific and tailored to the customer's needs, have no alternative use and have an enforceable right to payment as the services are provided. Revenue is recognized on an input method, based on the actual cost of a service as a measure of the performance obligation satisfaction. Differences between amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets. As discussed in Note 3 ("Leased Properties And Leases"), the costs of system improvement projects are recognized as a financing arrangement in accordance with guidance in the lease standard while the margin is recognized in accordance with the revenue standard as discussed above.
The Company has a contract with Spire that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation. Based on a downward revision of the rate during the Company's long-term natural gas transportation contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Following the November 2018 rate decline, recognized performance obligations exceeded amounts invoiced and the contract liability began to decline at a rate of approximately $138 thousand per quarter and will continue to decline at the same rate through the end of the contract in October 2030. As of September 30, 2019, the revenue allocated to the remaining performance obligation under this contract is approximately $59.5 million.
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of September 30, 2019:

Contract Liability(1)
Beginning Balance January 1, 2019	$6,522,354
Unrecognized Performance Obligations	381,858
Recognized Performance Obligations	(413,389)
Ending Balance September 30, 2019	$6,490,823
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $74 thousand and $181 thousand as of September 30, 2019 and December 31, 2018, respectively. The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Natural gas transportation contracts	52.7%	60.3%	57.5%	64.2%
Natural gas distribution contracts	39.2%	24.8%	36.2%	26.1%
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
Four Wood Financing Note Receivable
On December 12, 2018, Four Wood Corridor granted SWD, the previous debtor, approval to sell the assets securing the SWD loans to Compass SWD, LLC ("Compass SWD") in exchange for Compass SWD executing a new loan agreement with Four Wood Corridor for $1.3 million (the "Compass REIT Loan") and approximately $237 thousand in cash consideration, net of costs facilitating the close. The Compass REIT Loan was secured by real and personal property providing saltwater disposal services

Table of Contents	Glossary of Defined Terms

for the oil and natural gas industry. The Compass REIT Loan was scheduled to mature on June 15, 2019 with interest accruing on the outstanding principal at an annual rate of LIBOR plus 6 percent. As a result of the transaction, SWD was released from the terms of their loans.
On June 12, 2019, Four Wood Corridor entered into an amended and restated Compass REIT Loan. The amended note has a two-year term maturing on June 30, 2021 with monthly principal payments of approximately $11 thousand and interest accruing on the outstanding principal at an annual rate of 8.5 percent. The amended and restated Compass REIT Loan is secured by real and personal property that provides saltwater disposal services for the oil and natural gas industry and pledged ownership interests of Compass SWD members. As of September 30, 2019 and December 31, 2018, the Compass REIT Loan was valued at $1.3 million.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 2019 and December 31, 2018, are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2019	December 31, 2018
Deferred Tax Assets:
Deferred contract revenue	$1,475,925	$1,691,899
Net operating loss carryforwards	5,019,001	5,424,671
Loan loss provision	—	263,508
Basis reduction of investment in partnerships	250,359	—
Other	968,429	95,695
Sub-total	$7,713,714	$7,475,773
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(2,799,360)	$(2,508,547)
Other	(31,005)	(19,023)
Sub-total	$(2,830,365)	$(2,527,570)
Total net deferred tax asset	$4,883,349	$4,948,203
As of September 30, 2019, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2015 remain open to examination by federal and state tax authorities.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three and nine months ended September 30, 2019 and 2018 to income from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Application of statutory income tax rate	$(4,097,584)	$1,459,638	$(1,115,290)	$4,496,003
State income taxes, net of federal tax expense (benefit)	(19,632)	(146,677)	503,932	(411,696)
Federal Tax Attributable to Income of Real Estate Investment Trust	3,984,180	(2,057,531)	1,044,600	(5,876,965)
Other	40,330	(2,097)	(15,914)	(13,684)
Total income tax expense (benefit)	$(92,706)	$(746,667)	$417,328	$(1,806,342)

Table of Contents	Glossary of Defined Terms

The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Current tax expense (benefit)
Federal	$—	$(6,643)	$216,093	$(43,319)
State (net of federal tax expense (benefit))	(1,270)	(1,750)	136,381	(11,408)
Total current tax expense (benefit)	$(1,270)	$(8,393)	$352,474	$(54,727)
Deferred tax expense (benefit)
Federal	$(73,074)	$(593,347)	$(302,697)	$(1,351,327)
State (net of federal tax expense (benefit))	(18,362)	(144,927)	367,551	(400,288)
Total deferred tax expense (benefit)	$(91,436)	$(738,274)	$64,854	$(1,751,615)
Total income tax expense (benefit), net	$(92,706)	$(746,667)	$417,328	$(1,806,342)
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	September 30, 2019	December 31, 2018
Land	$580,000	$580,000
Natural gas pipeline	124,578,399	124,306,175
Vehicles and trailers	711,430	696,164
Office equipment and computers	268,559	268,559
Gross property and equipment	$126,138,388	$125,850,898
Less: accumulated depreciation	(18,498,371)	(15,969,346)
Net property and equipment	$107,640,017	$109,881,552
Depreciation expense was $843 thousand and $2.5 million for the three and nine months ended September 30, 2019, respectively, and $842 thousand and $2.5 million for the three and nine months ended September 30, 2018, respectively.
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
During the three months ended September 30, 2019, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $126 thousand of the total $169 thousand incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.
In reviewing the application of the quarterly management fee provisions of the Management Agreement to the net proceeds received during the quarter from the offering of 5.875% Convertible Notes, which closed on August 12, 2019, the Manager waived any incremental management fee due as of the end of the third quarter of 2019 based on such proceeds (other than the cash portion of such proceeds that was utilized in connection with the exchange of the Company’s 7.00% Convertible Notes).
Fees incurred under the Management Agreement for the three and nine months ended September 30, 2019 were $1.6 million and $5.2 million, respectively, compared to $1.9 million and $5.7 million for the three and nine months ended September 30, 2018, respectively. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Income.

Table of Contents	Glossary of Defined Terms

The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and nine months ended September 30, 2019 were $64 thousand and $200 thousand, respectively, compared to $70 thousand and $209 thousand for the three and nine months ended September 30, 2018, respectively. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Income.
9. FAIR VALUE
As a result of the sale or disposition of the Company's equity securities in 2018, there are no assets or liabilities measured at fair value on a recurring basis as of September 30, 2019.
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
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices from either active (Level 1) or generally active (Level 2) markets.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2019		December 31, 2018
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$120,430,110	$120,430,110	$69,287,177	$69,287,177
Financing notes receivable (Note 5)	Level 3	$1,267,500	$1,267,500	$1,300,000	$1,300,000
Financial Liabilities:
Secured credit facilities	Level 2	$34,654,725	$34,654,725	$37,261,109	$37,261,109
7.00% Unsecured Convertible Senior Notes	Level 1	$5,497,251	$7,937,160	$112,777,271	$119,378,982
5.875% Unsecured Convertible Senior Notes	Level 2	$116,086,037	$126,430,800	$—	$—
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

Table of Contents	Glossary of Defined Terms

10. DEBT
The following is a summary of the Company's debt facilities and balances as of September 30, 2019 and December 31, 2018:

	Total Commitment or Original Principal	Quarterly Principal Payments		September 30, 2019		December 31, 2018
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	4.77%	$—	5.25%
MoGas Revolver	1,000,000	—	7/28/2022	—	4.77%	—	5.25%
Omega Line of Credit	1,500,000	—	7/31/2020	—	6.02%	—	6.50%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility	41,000,000	882,000	12/29/2022	34,826,000	6.50%	37,472,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	5,526,000	7.00%	113,958,000	7.00%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	120,000,000	5.875%	—	—
Total Debt				$160,352,000		$151,430,000
Less:
Unamortized deferred financing costs (1)				$656,479		$283,278
Unamortized discount on 7.00% Convertible Senior Notes				26,986		1,108,342
Unamortized discount on 5.875% Convertible Senior Notes				3,430,522		—
Total Debt, net of deferred financing costs				$156,238,013		$150,038,380
Debt due within one year				$9,025,251		$3,528,000
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
The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if the Company fails to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's 7.00% Convertible Notes on June 15, 2020. This springing maturity would have been triggered on the first date on or after February 28, 2020 that both (i) the outstanding principal amount of the 7.00% Convertible Notes exceeded $28,750,000 and (ii) the Company's unrestricted cash liquidity (including, for purposes of this calculation, the undrawn portion of the Borrowing Base then available for borrowing under the CorEnergy Credit Facility) was less than the sum of (x) the outstanding principal amount of the 7.00% Convertible Notes plus (y) $5,000,000. The Company will not trigger the springing maturity as a result of the 7.00% Convertible Notes exchange completed in August 2019, which reduced the outstanding principal balance of the 7.00% Convertible Notes below the springing maturity threshold. Refer to "Convertible Debt" section below for further details on convertible debt transactions during the third quarter of 2019.
Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). As of September 30, 2019, the Company was in compliance with all covenants of the CorEnergy Credit Facility.
As of September 30, 2019, the Company had approximately $136.8 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
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

Table of Contents	Glossary of Defined Terms

rate of 6.5 percent, which matures on December 29, 2022. Principal payments of $294 thousand, plus accrued interest, are payable monthly.
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement which, along with other provisions of the credit facility, limit cash dividends and loans by Pinedale LP to the Company. At September 30, 2019, the net assets of Pinedale LP were $133.1 million and Pinedale LP was in compliance with all of the financial covenants of the Amended Pinedale Term Credit Facility.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three and nine months ended September 30, 2019 and 2018 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
CorEnergy Credit Facility	$143,635	$143,636	$430,906	$430,906
Amended Pinedale Term Credit Facility	13,205	13,206	39,616	39,523
Total Deferred Debt Cost Amortization Expense (1)(2)	$156,840	$156,842	$470,522	$470,429
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
Contractual Payments
The remaining contractual principal payments as of September 30, 2019 under the Amended Pinedale Term Credit Facility are as follows:

Year	Amended Pinedale Term Credit Facility
2019	$882,000
2020	3,528,000
2021	3,528,000
2022	26,888,000
2023	—
Thereafter	—
Total Remaining Contractual Payments	$34,826,000

Table of Contents	Glossary of Defined Terms

Convertible Debt
7.00% Convertible Notes
On June 29, 2015, the Company completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "7.00% Convertible Notes"). The 7.00% Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.00 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. As of December 31, 2018, the Company had $114.0 million 7.00% Convertible Notes outstanding following certain repurchases and conversions. The conversion rate for the 7.00% Convertible Notes is 30.3030 shares of common stock per $1,000 principal amount of 7.00% Convertible Notes, equivalent to a conversion price of $33.00 per share of common stock.
On January 16, 2019, the Company agreed with three holders of its 7.00% Convertible Notes, pursuant to privately negotiated agreements, to exchange $43.8 million face amount of such notes for an aggregate of 837,040 shares of the Company's common stock, par value $0.001 per share, plus aggregate cash consideration of $19.8 million, including $315 thousand of interest expense. The Company's agent and lenders under the CorEnergy Credit Facility provided a consent for the convertible note exchange. The Company recorded a loss on extinguishment of debt of approximately $5.0 million in the Consolidated Statements of Income for the nine months ended September 30, 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $409 thousand and $27 thousand, respectively.
On August 15, 2019, the Company used a portion of the net proceeds from the offering of the 5.875% Convertible Notes discussed further below, together with shares of its common stock, to exchange $63.9 million face amount of its 7.00% Convertible Notes pursuant to privately negotiated agreements with three holders. The total cash and stock consideration for the exchange was valued at approximately $93.2 million. This included an aggregate of 703,432 shares of common stock plus cash consideration of approximately $60.2 million, including $733 thousand of interest expense. The Company recorded a loss on extinguishment of debt of approximately $28.9 million in the Consolidated Statements of Income for the three months ended September 30, 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $360 thousand and $24 thousand, respectively. Collectively, for the two exchange transactions described above, the Company recorded a loss on extinguishment of debt of $34.0 million for the nine months ended September 30, 2019.
Additionally, during the three and nine months ended September 30, 2019, certain holders elected to convert (i) $178 thousand of 7.00% Convertible Notes for approximately 5,393 shares of common stock and (ii) $762 thousand of 7.00% Convertible Notes for approximately 23,083 shares of common stock, respectively. As of September 30, 2019, the Company has $5.5 million aggregate principal amount of 7.00% Convertible Notes outstanding.
5.875% Convertible Notes
On August 12, 2019, the Company completed a private placement offering of $120.0 million aggregate principal amount of 5.875% Convertible Senior Notes due 2025 (the "5.875% Convertible Notes") to the initial purchasers of such notes for cash in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. The initial purchasers then resold the 5.875% Convertible Notes for cash equal to 100 percent of the aggregate principal amount thereof to qualified institutional buyers, as defined in Rule 144A under the Securities Act, in reliance on an exemption from registration provided by Rule 144A. The 5.875% Convertible Notes mature on August 15, 2025 and bear interest at a rate of 5.875 percent per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.
The 5.875% Convertible Notes were issued with an initial purchasers' discount of $3.5 million, which is being amortized over the life of the notes. The Company also incurred approximately $494 thousand of deferred debt costs in issuing the 5.875% Convertible Notes, which are also being amortized over the life of the notes.
Holders may convert all or any portion of their 5.875% Convertible Notes into shares of the Company's common stock at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion rate for the 5.875% Convertible Notes is 20.0 shares of common stock per $1,000 principal amount of the 5.875% Convertible Notes, equivalent to an initial conversion price of $50.00 per share of the Company's common stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
Upon the occurrence of a make-whole fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their 5.875% Convertible Notes at a fundamental change repurchase price equal to 100 percent of the principal amount of the 5.875% Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date as prescribed in the Indenture. Following the occurrence of a make-whole fundamental change, or if the Company delivers a notice of redemption (as discussed below), the Company will, in certain

Table of Contents	Glossary of Defined Terms

circumstances, increase the applicable conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change or notice of redemption.
The Company may not redeem the 5.875% Convertible Notes prior to August 15, 2023. On or after August 15, 2023, the Company may redeem for cash all or part of the 5.875% Convertible Notes, at its option, if the last reported sale price of its common stock has been at least 125 percent of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will equal 100 percent of the principal amount of the 5.875% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The 5.875% Convertible Notes rank equal in right of payment to any other current and future unsecured obligations, including the 7.00% Convertible Notes, of the Company and senior in right of payment to any other current and future indebtedness of the Company that is contractually subordinated to the 5.875% Convertible Notes. The 5.875% Convertible Notes are structurally subordinated to all liabilities (including trade payables) of the Company’s subsidiaries. The 5.875% Convertible Notes are effectively junior to all of the Company’s existing or future secured debt, to the extent of the value of the collateral securing such debt.
Convertible Note Interest Expense
The following is a summary of the impact of convertible notes on interest expense for the three and nine months ended September 30, 2019 and 2018:

Convertible Note Interest Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
7.00% Convertible Notes:
Interest Expense	$632,189	$1,994,853	$3,265,626	$5,984,853
Discount Amortization	62,030	184,728	312,079	554,184
Deferred Debt Issuance Amortization	4,051	12,069	20,382	36,207
Total 7.00% Convertible Notes	$698,270	$2,191,650	$3,598,087	$6,575,244

5.875% Convertible Notes:
Interest Expense	$959,583	$—	$959,583	$—
Discount Amortization	79,478	—	79,478	—
Deferred Debt Issuance Amortization	10,623	—	10,623	—
Total 5.875% Convertible Notes	$1,049,684	$—	$1,049,684	$—
Total Convertible Note Interest Expense	$1,747,954	$2,191,650	$4,647,771	$6,575,244
Including the impact of the convertible debt discount and related deferred debt issuance costs, (i) the effective interest rate on the 7.00% Convertible Notes is approximately 7.7 percent for each of the three and nine months ended September 30, 2019 and 2018, respectively and (ii) the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for the three and nine months ended September 30, 2019.
11. STOCKHOLDERS' EQUITY
PREFERRED STOCK
As of September 30, 2019, the Company has a total of 5,019,727 depository shares outstanding, or approximately 50,197 whole shares of its 7.375% Series A Preferred Stock. The Company's Board of Directors authorized a share repurchase program for the Company to buy up to $10.0 million of its preferred stock, which commenced August 6, 2018. Purchases were made through the program until it expired on August 5, 2019. On January 9, 2019, the Company repurchased 2,500 depository shares of Series A Preferred Stock for approximately $61 thousand in cash.
See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.

Table of Contents	Glossary of Defined Terms

COMMON STOCK
As of September 30, 2019, the Company has 13,534,856 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan. As of September 30, 2019, the Company has issued 22,003 shares of common stock under its dividend reinvestment plan pursuant to the shelf, resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
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
The Company has engaged in dialogue with the staff of the SEC in an effort to shorten the period during which it does not use its registration statements. The Company does not expect this period to be shortened until the EGC financial statement information has been received and filed.
12. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the three and nine months ended September 30, 2019 and 2018 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes and the 5.875% Convertible Senior Notes because such impact is antidilutive.
Under the if converted method, and after consideration of the common shares issued in the Convertible Notes exchanges and conversions discussed in Note 10 ("Debt"), the 7.00% Convertible Senior Notes and 5.875% Convertible Senior Notes would result in an additional 2,567,454 common shares outstanding for both the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the if-converted method would have resulted in an additional 3,453,273 common shares outstanding.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income (loss) attributable to CorEnergy Stockholders	$(19,419,600)	$7,697,324	$(5,728,233)	$23,215,881
Less: preferred dividend requirements	2,313,780	2,396,875	6,941,688	7,190,625
Net Income (loss) attributable to Common Stockholders	$(21,733,380)	$5,300,449	$(12,669,921)	$16,025,256
Weighted average shares - basic	13,188,546	11,939,360	12,870,357	11,928,929
Basic earnings (loss) per share	$(1.65)	$0.44	$(0.98)	$1.34

Net Income (loss) attributable to Common Stockholders (from above)	$(21,733,380)	$5,300,449	$(12,669,921)	$16,025,256
Add: After tax effect of convertible interest	—	—	—	—
Income (loss) attributable for dilutive securities	$(21,733,380)	$5,300,449	$(12,669,921)	$16,025,256
Weighted average shares - diluted	13,188,546	11,939,360	12,870,357	11,928,929
Diluted earnings (loss) per share	$(1.65)	$0.44	$(0.98)	$1.34

Table of Contents	Glossary of Defined Terms

13. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On October 23, 2019, the Company's Board of Directors declared a 2019 third quarter dividend of $0.75 per share for CorEnergy common stock. The dividend is payable on November 29, 2019 to stockholders of record on November 15, 2019. As previously disclosed in the Company's Current Report on Form 8-K filed on October 23, 2019, the Company will pay this quarter's common stock dividend entirely in cash.
Preferred Stock Dividend Declaration
On October 23, 2019, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend is payable on November 29, 2019 to stockholders of record on November 15, 2019.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this Report on Form 10-Q ("Report") of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, stockholder returns, performance of leases by tenants, performance on loans to customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, as supplemented by the disclosures contained in Part II, Item 1A, "Risk Factors", in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, and in this Report.
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
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. We regularly assess our ability to pay and to grow our dividend to common stockholders. We target long-term revenue growth of 1-3 percent annually from existing contracts, through inflation escalations and potential participating rents, and additional growth from acquisitions. There can be no assurance that any potential acquisition opportunities will result in consummated transactions. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests in raising the dividend only if we believe the rate is sustainable.

Table of Contents	Glossary of Defined Terms

We believe these characteristics align CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and contracts with predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of September 30, 2019, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three and nine months ended September 30, 2019 and 2018. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2018, is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Lease revenue	$16,984,903	$18,391,983	$50,338,489	$54,259,701
Transportation and distribution revenue	4,068,338	4,244,722	13,808,064	12,071,858
Financing revenue	28,003	—	89,532	—
Total Revenue	21,081,244	22,636,705	64,236,085	66,331,559
Expenses
Transportation and distribution expenses	1,116,194	2,241,999	3,866,092	5,349,419
General and administrative	2,494,240	3,046,481	8,104,502	8,881,314
Depreciation, amortization and ARO accretion expense	5,645,342	6,289,459	16,935,688	18,868,871
Provision for loan losses	—	—	—	500,000
Total Expenses	9,255,776	11,577,939	28,906,282	33,599,604
Operating Income	$11,825,468	$11,058,766	$35,329,803	$32,731,955
Other Income (Expense)
Net distributions and other income	$360,182	$5,627	$902,056	$65,292
Net realized and unrealized loss on other equity securities	—	(930,147)	—	(1,797,281)
Interest expense	(2,777,122)	(3,183,589)	(7,582,199)	(9,590,427)
Loss on extinguishment of debt	(28,920,834)	—	(33,960,565)	—
Total Other Expense	(31,337,774)	(4,108,109)	(40,640,708)	(11,322,416)
Income (loss) before income taxes	(19,512,306)	6,950,657	(5,310,905)	21,409,539
Income tax expense (benefit), net	(92,706)	(746,667)	417,328	(1,806,342)
Net Income (loss) attributable to CorEnergy Stockholders	(19,419,600)	7,697,324	(5,728,233)	23,215,881
Preferred dividend requirements	2,313,780	2,396,875	6,941,688	7,190,625
Net Income (loss) attributable to Common Stockholders	$(21,733,380)	$5,300,449	$(12,669,921)	$16,025,256

Other Financial Data (1)
Adjusted EBITDAre	$17,830,992	$17,353,852	$53,167,547	$52,166,118
NAREIT FFO	(16,222,013)	11,438,997	3,863,841	34,441,394
FFO	(16,176,808)	12,119,724	4,067,751	35,747,268
AFFO	13,067,911	12,193,922	39,694,124	36,569,677
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenue. Consolidated revenues were $21.1 million for the three months ended September 30, 2019 compared to $22.6 million for the three months ended September 30, 2018, representing a decrease of $1.5 million. Lease revenue was $17.0 million and $18.4 million for the three months ended September 30, 2019 and 2018, respectively, with the decrease of approximately $1.4 million driven primarily by the sale of the Portland Terminal Facility and concurrent termination of the lease in December of 2018.

Table of Contents	Glossary of Defined Terms

Transportation and distribution revenue from our subsidiaries MoGas and Omega remained relatively consistent at $4.1 million and $4.2 million for the three months ended September 30, 2019 and 2018, respectively, despite impacts from the FERC rate case settlement in August 2019. The Company recorded the final refund liability adjustment upon settlement of the FERC rate case resulting in decreased revenue for the period. Refer to "Asset Portfolio and Related Developments" for further discussion of the FERC rate case settlement.
Transportation and Distribution Expenses. Transportation and distribution expenses were $1.1 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, representing a decrease of approximately $1.1 million. The decrease primarily relates to lower legal, consulting and maintenance costs at MoGas.
General and Administrative Expenses. General and administrative expenses were $2.5 million for the three months ended September 30, 2019 compared to $3.0 million for the three months ended September 30, 2018. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	September 30, 2019	September 30, 2018
Management fees	$1,644,484	$1,903,688
Acquisition and professional fees	560,939	827,650
Other expenses	288,817	315,143
Total	$2,494,240	$3,046,481
Management fees are directly proportional to our asset base. For the three months ended September 30, 2019, management fees decreased $259 thousand compared to the prior-year period due to (i) a management fee waiver in the current period to exclude the net proceeds from the 5.875% Convertible Notes offering (other than the cash portion of such proceeds utilized in connection with the exchange of the Company’s 7.00% Convertible Notes) and (ii) a lower incentive fee as a result of decreased revenue from the sale of the Portland Terminal in December 2018. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended September 30, 2019 decreased $267 thousand from the prior-year period. Asset acquisition expenses decreased approximately $52 thousand, primarily the result of elevated expenses in the prior-year period related to multiple acquisition opportunities which had advanced into various stages of due diligence, but which did not ultimately result in a transaction. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. Professional fees decreased approximately $215 thousand during the three months ended September 30, 2019, which was primarily attributable to higher legal and consulting costs in the prior-year period related to monitoring our GIGS asset.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $5.6 million for the three months ended September 30, 2019 compared to $6.3 million for the three months ended September 30, 2018. This decrease was primarily related to depreciation expense, which decreased $627 thousand for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in depreciation expense was largely driven by (i) the sale of the Portland Terminal Facility in December of 2018 and (ii) updates made to the estimated useful lives of certain ARO segments of GIGS at the end of 2018.
Net Distributions and Other Income. Net distributions and other income was $360 thousand for the three months ended September 30, 2019 compared to $6 thousand for the three months ended September 30, 2018. This increase was primarily related to interest income, which increased approximately $338 thousand from the prior-year period as a result of a higher cash balance during the three months ended September 30, 2019.
Net Realized and Unrealized Loss on Other Equity Securities. For the three months ended September 30, 2018, we recorded a net loss on other equity securities of $930 thousand. The net loss recorded in the prior-year period related to valuation considerations surrounding the arbitration award delivered to Eni USA and Gulf LNG as well as other market information. We no longer have an interest in other equity securities for the three months ended September 30, 2019 due to the sale or disposition of our equity securities during 2018.
Interest Expense. For the three months ended September 30, 2019 and 2018, interest expense totaled approximately $2.8 million and $3.2 million, respectively. This decrease was primarily attributable to the 7.00% Convertible Notes exchange in the third quarter of 2019, which reduced the outstanding principal balance, partially offset by additional interest incurred as a result of the 5.875% Convertible Notes Offering in August of 2019. For additional information, see Part I, Item 1, Note 10 ("Debt").

Table of Contents	Glossary of Defined Terms

Loss on Extinguishment of Debt. For the three months ended September 30, 2019, a loss on extinguishment of debt totaling approximately $28.9 million was recorded in connection with the 7.00% Convertible Notes exchange entered into on August 15, 2019. For additional information, see Part I, Item 1, Note 10 ("Debt"). There was no loss on extinguishment of debt recorded for the three months ended September 30, 2018.
Income Tax Benefit. Income tax benefit was $93 thousand for the three months ended September 30, 2019, as compared to $747 thousand for the three months ended September 30, 2018. The income tax benefit in the current year period is primarily the result of (i) the impact of the refund liability related to the FERC rate case settlement and (ii) the impact of the 2018 K-1 for our Lightfoot investment. The income tax benefit recorded in the prior-year period is the result of (i) higher losses generated by our TRS entities and (ii) an unrealized loss related to our Lightfoot investment.
Net Income (Loss). Net income (loss) attributable to CorEnergy stockholders was $(19.4) million and $7.7 million for the three months ended September 30, 2019 and 2018, respectively. After deducting $2.3 million and $2.4 million for the portion of preferred dividends that are allocable to each respective period, net income (loss) attributable to common stockholders for the three months ended September 30, 2019 was $(21.7) million, or $(1.65) per basic and diluted common share as compared to $5.3 million, or $0.44 per basic and diluted common share for the prior-year period.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenue. Consolidated revenues were $64.2 million for the nine months ended September 30, 2019 compared to $66.3 million for the nine months ended September 30, 2018. Lease revenue was $50.3 million and $54.3 million for the nine months ended September 30, 2019 and 2018, respectively, resulting in a decrease of $4.0 million. This decrease in lease revenue was driven primarily by (i) the sale of the Portland Terminal Facility, partially offset by (ii) an increase in variable rent collected on the Pinedale lease during the nine months ended September 30, 2019.
Transportation and distribution revenue from our subsidiaries MoGas and Omega was $13.8 million and $12.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increased revenue primarily resulted from higher rates going into effect on December 1, 2018 related to the rate case filed by MoGas with FERC, net of the final refund liability. The FERC rate case was settled in August 2019. Refer to "Asset Portfolio and Related Developments" for further discussion of the FERC rate case settlement.
Transportation and Distribution Expenses. Transportation and distribution expenses were $3.9 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively, representing a decrease of approximately $1.4 million. The decrease relates primarily to lower legal, consulting and maintenance costs at MoGas.
General and Administrative Expenses. General and administrative expenses were $8.1 million for the nine months ended September 30, 2019 compared to $8.9 million for the nine months ended September 30, 2018. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Management fees	$5,176,223	$5,679,972
Acquisition and professional fees	1,845,381	2,154,201
Other expenses	1,082,898	1,047,141
Total	$8,104,502	$8,881,314
Management fees are directly proportional to our asset base. For the nine months ended September 30, 2019, management fees decreased $504 thousand compared to the prior-year period due to (i) cash utilized for the 7.00% Convertible Notes exchange in the first quarter of 2019, (ii) a management fee waiver in the third quarter of 2019 to exclude the net proceeds from the 5.875% Convertible Notes offering (other than the cash portion of such proceeds utilized in connection with the exchange of the Company’s 7.00% Convertible Notes) and (iii) lower incentive fees due to decreased revenue from the sale of the Portland Terminal in December 2018. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the nine months ended September 30, 2019 decreased $309 thousand from the prior-year period. An increase in asset acquisition expenses of $34 thousand was more than offset by a $342 thousand decrease in professional fees during the current-year period. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. The decrease in professional fees during the nine months ended September 30, 2019 was primarily attributable to higher legal and consulting costs in the prior-year period related to monitoring our GIGS asset, partially offset by legal and consulting costs incurred in the current-year period related to the ongoing litigation with EGC/Cox Oil. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for additional information.

Table of Contents	Glossary of Defined Terms

Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $16.9 million for the nine months ended September 30, 2019 compared to $18.9 million for the nine months ended September 30, 2018. This decrease was primarily related to depreciation expense, which decreased approximately $1.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in depreciation expense was driven by (i) the sale of the Portland Terminal Facility in December of 2018 and (ii) updates made to the estimated useful lives of certain ARO segments of GIGS at the end of 2018.
Provision for loan losses. For the nine months ended September 30, 2018, we recorded a provision for loan losses of approximately $500 thousand related to an additional write-down on the SWD loans. There were no loan loss provisions recorded for the nine months ended September 30, 2019.
Net Distributions and Other Income. Net distributions and other income for the nine months ended September 30, 2019 was $902 thousand compared to $65 thousand for the nine months ended September 30, 2018. The change was primarily related to interest income, which increased approximately $837 thousand from the prior-year period due to a higher cash balance during the nine months ended September 30, 2019.
Net Realized and Unrealized Loss on Other Equity Securities. For the nine months ended September 30, 2018, we recorded a net loss on other equity securities of $1.8 million. The net loss recorded during the nine months ended September 30, 2018 related to valuation considerations surrounding the arbitration award delivered to Eni USA and Gulf LNG as well as other market information. We no longer have an interest in other equity securities for the nine months ended September 30, 2019 due to the sale or disposition of our equity securities during 2018.
Interest Expense. For the nine months ended September 30, 2019 and 2018, interest expense totaled approximately $7.6 million and $9.6 million, respectively. This decrease was primarily attributable to a decrease in interest expense as a result of the 7.00% Convertible Notes exchanges and conversions that occurred during the nine months ended September 30, 2019, partially offset by additional interest expense from the 5.875% Convertible Notes Offering in August of 2019. For additional information, see Part I, Item 1, Note 10 ("Debt").
Loss on Extinguishment of Debt. For the nine months ended September 30, 2019, a loss on extinguishment of debt totaling approximately $34.0 million was recorded in connection with the 7.00% Convertible Notes exchanges completed during the first and third quarters of 2019. For additional information, see Part I, Item 1, Note 10 ("Debt"). There was no loss on extinguishment of debt recorded for the nine months ended September 30, 2018.
Income Tax Expense (Benefit). Income tax expense was $417 thousand for nine months ended September 30, 2019, as compared to $1.8 million of income tax benefit for the nine months ended September 30, 2018. The income tax expense recorded in the current-year period is primarily the result of (i) a change in our state effective rate due to changes in state law and state operations by certain of our TRS entities, (ii) the impact of the 2018 K-1 for our Lightfoot investment and (iii) the impact of the refund liability related to the FERC rate case settlement. The income tax benefit recorded in the prior-year period is the result of (i) higher losses generated by our TRS entities and (ii) an unrealized loss related to our Lightfoot investment.
Net Income (Loss). Net income (loss) attributable to CorEnergy stockholders was $(5.7) million and $23.2 million for the nine months ended September 30, 2019 and 2018, respectively. After deducting $6.9 million and $7.2 million for the portion of preferred dividends that are allocable to each respective period, net income (loss) attributable to common stockholders for the nine months ended September 30, 2019 was $(12.7) million, or $(0.98) per basic and diluted common share compared to $16.0 million, or $1.34 per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Stockholders per Share
As of September 30, 2019, our common equity increased by approximately $21.0 million to $350.5 million from $329.5 million as of December 31, 2018. This increase principally consists of: (i) $62.6 million of common stock issued pursuant to exchanges and conversion of 7.00% Convertible Notes and (ii) $404 thousand of common stock issued pursuant to reinvestment of dividends through the dividend reinvestment plan; partially offset by (iii) net loss attributable to CorEnergy common stockholders of approximately $12.7 million; and (iv) dividends paid to our common stockholders of approximately $29.4 million.

Table of Contents	Glossary of Defined Terms

Book Value Per Common Share
Analysis of Equity	September 30, 2019	December 31, 2018
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,493,175 and $125,555,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,197 and 50,222 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$125,493,175	$125,555,675
Capital stock, non-convertible, $0.001 par value; 13,534,856 and 11,960,225 shares issued and outstanding at September 30, 2019 and December 31, 2018 (100,000,000 shares authorized)	13,535	11,960
Additional paid-in capital	369,884,338	320,295,969
Accumulated retained earnings (deficit)	(19,419,600)	9,147,701
Total CorEnergy Stockholders' Equity	$475,971,448	$455,011,305
Subtract: 7.375% Series A Preferred Stock	(125,493,175)	(125,555,675)
Total CorEnergy Common Equity	$350,478,273	$329,455,630
Common shares outstanding	13,534,856	11,960,225
Book Value per Common Share	$25.89	$27.55
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
EBITDAre and Adjusted EBITDAre
EBITDAre and Adjusted EBITDAre are non-GAAP financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. EBITDAre, as established by NAREIT, is defined as net income (loss) (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's pro rata share of EBITDAre of unconsolidated affiliates. Our presentation of Adjusted EBITDAre represents EBITDAre adjusted for net realized and unrealized (gain) loss on securities, non-cash; (gain) loss on extinguishment of debt; provision for loan (gain) loss; and preferred dividend requirements.
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

The following table presents a reconciliation of Income (Loss) Attributable to Common Stockholders, as reported in the Consolidated Statements of Income to EBITDAre and Adjusted EBITDAre:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income (Loss) Attributable to Common Stockholders	$(21,733,380)	$5,300,449	$(12,669,921)	$16,025,256
Add:
Interest expense, net	2,777,122	3,183,589	7,582,199	9,590,427
Depreciation, amortization, and ARO accretion	5,645,342	6,289,459	16,935,688	18,868,871
Less:
Income tax (expense) benefit	92,706	746,667	(417,328)	1,806,342
EBITDAre	$(13,403,622)	$14,026,830	$12,265,294	$42,678,212
Add:
Net realized and unrealized loss on securities, noncash portion	—	930,147	—	1,797,281
Loss on extinguishment of debt	28,920,834	—	33,960,565	—
Provision for loan losses	—	—	—	500,000
Preferred dividend requirements	2,313,780	2,396,875	6,941,688	7,190,625
Adjusted EBITDAre	$17,830,992	$17,353,852	$53,167,547	$52,166,118
NAREIT FFO
FFO is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. As defined by NAREIT, NAREIT FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses of depreciable properties, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs) and other adjustments for unconsolidated partnerships and non-controlling interests. Adjustments for non-controlling interests are calculated on the same basis. We define FFO attributable to common stockholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO attributable to common stockholders may differ from methods used by other REITs and, as such, may not be comparable.
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

Table of Contents	Glossary of Defined Terms

considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance, or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
AFFO
Management uses AFFO as a measure of long-term sustainable operational performance. AFFO in excess of dividends is used for debt repayment, capital reinvestment activities, funding our ARO liability, or other commitments and uncertainties which are necessary to sustain our dividend over the long term. AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance, or as an alternative to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or service our indebtedness.
For completeness, the following table sets forth a reconciliation of our net income (loss) as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three and nine months ended September 30, 2019 and 2018. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus (gain) loss on extinguishment of debt, provision for loan (gain) loss, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), income tax (expense) benefit unrelated to securities investments, amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income (loss) attributable to CorEnergy Stockholders	$(19,419,600)	$7,697,324	$(5,728,233)	$23,215,881
Less:
Preferred Dividend Requirements	2,313,780	2,396,875	6,941,688	7,190,625
Net Income (loss) attributable to Common Stockholders	$(21,733,380)	$5,300,449	$(12,669,921)	$16,025,256
Add:
Depreciation	5,511,367	6,138,548	16,533,762	18,416,138
NAREIT funds from operations (NAREIT FFO)	$(16,222,013)	$11,438,997	$3,863,841	$34,441,394
Add:
Distributions received from investment securities	360,182	5,627	902,056	65,292
Net realized and unrealized loss on other equity securities	—	930,147	—	1,797,281
Less:
Net distributions and other income	360,182	5,627	902,056	65,292
Income tax (expense) benefit from investment securities	(45,205)	249,420	(203,910)	491,407
Funds from operations adjusted for securities investments (FFO)	$(16,176,808)	$12,119,724	$4,067,751	$35,747,268
Add:
Loss on extinguishment of debt	28,920,834	—	33,960,565	—
Provision for loan losses, net of tax	—	—	—	500,000
Transaction costs	14,799	66,895	157,380	123,791
Amortization of debt issuance costs	313,022	353,639	893,084	1,060,820
Amortization of deferred lease costs	22,983	22,983	68,949	68,949
Accretion of asset retirement obligation	110,992	127,928	332,977	383,784
Less:
Income tax (expense) benefit	137,911	497,247	(213,418)	1,314,935
Adjusted funds from operations (AFFO)	$13,067,911	$12,193,922	$39,694,124	$36,569,677

Weighted Average Shares of Common Stock Outstanding:
Basic	13,188,546	11,939,360	12,870,357	11,928,929
Diluted	15,609,545	15,393,644	15,197,745	15,383,386
NAREIT FFO attributable to Common Stockholders
Basic	$(1.23)	$0.96	$0.30	$2.89
Diluted (1)	$(1.23)	$0.89	$0.30	$2.67
FFO attributable to Common Stockholders
Basic	$(1.23)	$1.02	$0.32	$3.00
Diluted (1)	$(1.23)	$0.93	$0.32	$2.75
AFFO attributable to Common Stockholders
Basic	$0.99	$1.02	$3.08	$3.07
Diluted (2)	$0.94	$0.92	$2.89	$2.77
(1) The three and nine months ended September 30, 2019 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. The three and nine months ended September 30, 2018 include these dilutive adjustments. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 10 ("Debt") for additional details.

(2) Diluted per share calculations include a dilutive adjustment for convertible note interest expense. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 10 ("Debt") for additional details.

DIVIDENDS
Our portfolio of real property assets and promissory notes generates cash flow to us from which we pay distributions to stockholders. For the period ended September 30, 2019, the primary sources of our stockholder distributions include lease revenue and transportation and distribution revenue from our real property assets. Deterioration in the cash flows generated by any of these sources may impact our ability to fund distributions to stockholders.

Table of Contents	Glossary of Defined Terms

We believe that (i) the accretion from our acquisition of Prudential's 18.95 percent equity interest in Pinedale LP, (ii) revenue growth from existing contracts through inflation-based escalators and potential participating rents, as well as (iii) the results of the MoGas FERC rate case settlement, as discussed in the "Asset Portfolio and Related Developments" section below, will adequately offset the lost revenue from the step-down in rate associated with the new Spire contract effective in November 2018. We also believe that a number of actions can be taken to adequately offset the lost revenue from the sale of the Portland Terminal, which include the combination of (i) additional investments in revenue generating assets and (ii) deleveraging of the Company's balance sheet through actions such as preferred equity and debt repurchases, at attractive market prices. However, we regularly assess our ability to pay and to grow our dividend to common stockholders, and there is no assurance that we will continue to make regular dividend payments at current levels.
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
On August 30, 2019, we paid cash dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On October 23, 2019, our Board of Directors declared dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock payable on November 29, 2019. As previously disclosed in our Current Report on Form 8-K filed on October 23, 2019, we will pay this quarter's common stock dividend entirely in cash.
MAJOR TENANTS
As of September 30, 2019, we had two significant leases. For additional information concerning each of these leases, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2018, and to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during the period ended September 30, 2019.
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
Pinedale LGS
On September 16, 2019, UPL announced that it entered into an amended credit facility to remove financial maintenance covenants among other provisional changes, while also announcing plans to suspend its drilling program by the end of September while natural gas pricing remains near multi-year lows. In connection with the approved credit facility amendment, UPL also announced a fall borrowing base redetermination of $1.175 billion, including $200 million of the commitment allocated to the credit facility. The amended credit facility also established maximum capital expenditures of $65 million, $10 million and $5 million, respectively, for the quarters ended September 30, 2019, December 31, 2019 and quarterly thereafter. UPL updated full-year capital investment

Table of Contents	Glossary of Defined Terms

guidance to a range of $230 million to $260 million. UPL's full-year production guidance remained unchanged at 238 to 244 Bcfe. UPL also announced expected 2020 production to be between 180 and 195 Bcfe.
On July 30, 2019, UPL was notified by NASDAQ that its common stock would be delisted from the NASDAQ Global Select Market effective as of the open of business on August 8, 2019 as a result of failing to regain compliance with the $1.00 per share minimum bid price requirement. Effective August 8, 2019, its common stock commenced trading on the OTCQX marketplace under the symbol "UPLC." UPL plans to continue to make all required SEC filings, including those on Forms 10-K, 10-Q and 8-K, and will remain subject to all SEC rules and regulations applicable to reporting companies under the Securities Exchange Act of 1934.
MoGas Pipeline
On May 31, 2018, MoGas filed a general rate case before FERC seeking to (i) recover increases in capital, operating and maintenance expenditures incurred; (ii) mitigate for the substantial decrease in volumes due to the loss of a firm transportation contract with a St. Louis natural gas marketing entity; (iii) mitigate for the substantial decrease in revenue from Spire; and (iv) reflect changes in the corporate income tax rate associated with the 2017 Tax Cuts and Jobs Act. The proposed rates went into effect on December 1, 2018. On August 22, 2019, the FERC approved a settlement agreed to by MoGas and all intervenors in the rate case to provide annual rates of approximately $14.8 million, effective September 1, 2019. As a result of the approved and effective settlement, MoGas has begun to refund the difference between the filed rates and the settlement rates. In conjunction with the settlement, MoGas entered into 5-year firm transportation service agreements with its customers in exchange for modest discounts. The agreements, which amend prior year-to-year agreements, extend the termination date for the existing firm transportation service agreements to December 31, 2023.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of September 30, 2019:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt	$34,826,000	$3,528,000	$7,056,000	$24,242,000	$—
Interest payments on Pinedale LP Debt		2,151,607	3,627,618	477,569	—
7.00% Convertible Debt	5,526,000	5,526,000	—	—	—
Interest payments on 7.00% Convertible Debt		386,820	—	—	—
5.875% Convertible Debt	120,000,000	—	—	—	120,000,000
Interest payments on 5.875% Convertible Debt		7,108,750	14,100,000	14,100,000	7,050,000
Totals		$18,701,177	$24,783,618	$38,819,569	$127,050,000
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2019, we had liquidity of approximately $257.2 million comprised of cash of $120.4 million plus revolver availability of $136.8 million. The results of the MoGas rate case settlement discussed in the "Asset Portfolio and Related Developments" section above had a positive impact on revolver availability for the third quarter of 2019 and going forward. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to fund future operating requirements and acquisition opportunities. If our ability to access the capital markets is restricted, as currently is the case as discussed in Part I, Item 1, Note 11 ("Stockholders' Equity") or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.
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
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)
Net cash provided by (used in):
Operating activities	$47,765,530	$39,720,549
Investing activities	4,720,934	(76,981)
Financing activities	(1,343,531)	(35,818,824)
Net change in cash and cash equivalents	$51,142,933	$3,824,744
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2019 were primarily attributable to (i) lease receipts of $46.6 million ($50.3 million lease revenue, net of $3.7 million of straight-line and variable rent accrued during the period) and (ii) $13.7 million in net contributions from our operating subsidiaries MoGas and Omega, partially offset by (iii) $8.1 million in general and administrative expenses and (iv) $5.9 million in cash paid for interest.
Net cash flows provided by operating activities for the nine months ended September 30, 2018 were primarily attributable to (i) lease receipts of $46.0 million ($54.3 million lease revenue, net of $5.4 million of straight-line and variable rent accrued during the period and $2.9 million of unearned revenue received in 2017), (ii) $9.7 million in net contributions from our operating subsidiaries MoGas and Omega, and (iii) a $937 thousand reduction in accounts and other receivables during the period, partially offset by (iv) $8.9 million in general and administrative expenses, (v) $6.4 million in cash paid for interest and (vi) $2.1 million of income tax payments, net.
Cash Flows from Investing Activities
Net cash flows provided by investing activities for the nine months ended September 30, 2019 were primarily attributed to a $5.0 million payment received on January 7, 2019 related to the promissory note entered into as a part of the Portland Terminal Facility sale.
There were no significant cash investing activities for the nine months ended September 30, 2018.
Cash Flows from Financing Activities
Net cash flows used in financing activities for the nine months ended September 30, 2019 were primarily attributable to (i) cash paid for the extinguishment of 7.00% Convertible Notes of $78.9 million, (ii) common and preferred dividends paid of $28.9 million and $6.9 million, respectively and (iii) principal payments of $2.6 million on our secured credit facilities, partially offset by (iv) net proceeds form the 5.875% Convertible Notes offering of $116.4 million.

Table of Contents	Glossary of Defined Terms

Net cash flows used in financing activities for the nine months ended September 30, 2018 were primarily attributable to (i) common and preferred dividends paid of $25.7 million and $7.2 million, respectively, (ii) principal payments of $2.6 million on our secured credit facilities and (iii) $264 thousand of payments related to debt financing costs.
Revolving and Term Credit Facilities
CorEnergy Credit Facility
On July 28, 2017, we entered into an amended and restated CorEnergy Credit Facility with Regions Bank (as lender and administrative agent for other participating lenders). The amended facility provides for commitments of up to $161.0 million, comprised of (i) increased commitments on the CorEnergy Revolver of up to $160.0 million, subject to borrowing base limitations, and (ii) a $1.0 million commitment on the MoGas Revolver. The amended facility has a 5-year term maturing on July 28, 2022, and provides for a springing maturity on February 28, 2020, and thereafter, if we fail to meet certain liquidity requirements from the springing maturity date through the maturity of our 7.00% Convertible Notes on June 15, 2020. This springing maturity would have been triggered on the first date on or after February 28, 2020 that both (i) the outstanding principal amount of the 7.00% Convertible Notes exceeded $28,750,000 and (ii) our unrestricted cash liquidity (including, for purposes of this calculation, the undrawn portion of the Borrowing Base then available for borrowing under the CorEnergy Credit Facility) was less than the sum of (x) the outstanding principal amount of the 7.00% Convertible Notes plus (y) $5,000,000. We will not trigger the springing maturity as a result of the 7.00% Convertible Notes exchange completed in August 2019, which reduced the outstanding principal balance below the springing maturity threshold. Refer to "Convertible Notes" section below for further details on convertible debt transactions during the third quarter of 2019.
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
We were in compliance with all covenants at September 30, 2019 and had approximately $136.8 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2018, and Part I, Item 1, Note 10 ("Debt") included in this Report.
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility is subject to (i) a minimum interest coverage ratio of 3.0 to 1.0, (ii) a maximum leverage ratio of 3.25 to 1.0 and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. We were in compliance with all covenants at September 30, 2019.
For a summary of the additional material terms of the Pinedale Term Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2018, and Part I, Item 1, Note 10 ("Debt") included in this Report.

Table of Contents	Glossary of Defined Terms

MoGas Revolver
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part I, Item 1, Note 10 ("Debt") for further information. As of September 30, 2019, the co-borrowers were in compliance with all covenants and there are no borrowings outstanding on the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2020. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at September 30, 2019.
Convertible Notes
7.00% Convertible Notes
On January 16, 2019, we agreed with three holders of our 7.00% Convertible Notes, pursuant to privately negotiated agreements, to exchange $43.8 million face amount of such notes for an aggregate of 837,040 shares of our common stock, par value $0.001 per share, plus aggregate cash consideration of $19.8 million, including $315 thousand of interest expense. Our agent and lenders under the CorEnergy Credit Facility provided a consent for the convertible note exchange. We recorded a loss on extinguishment of debt of approximately $5.0 million in the Consolidated Statements of Income for the nine months ended September 30, 2019.
On August 15, 2019, we used a portion of the net proceeds from the offering of the 5.875% Convertible Notes discussed further below, together with shares of its common stock, to exchange $63.9 million face amount of our 7.00% Convertible Notes pursuant to privately negotiated agreements with three holders. The total cash and stock consideration for the exchange was valued at approximately $93.2 million. This included an aggregate of 703,432 shares of common stock plus cash consideration of approximately $60.2 million, including $733 thousand of interest expense. We recorded a loss on extinguishment of debt of approximately $28.9 million in the Consolidated Statements of Income for the three months ended September 30, 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $360 thousand and $24 thousand, respectively. Collectively, for the two exchange transactions described above, we recorded a loss on extinguishment of debt of $34.0 million for the nine months ended September 30, 2019.
Additionally, during the three and nine months ended September 30, 2019, certain holders elected to convert (i) $178 thousand of 7.00% Convertible Notes for approximately 5,393 shares of common stock and (ii) $762 thousand of 7.00% Convertible Notes for approximately 23,083 shares of common stock, respectively. As of September 30, 2019, we have $5.5 million aggregate principal amount of 7.00% Convertible Notes outstanding.
Refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the 7.00% Convertible Notes.
5.875% Convertible Notes
On August 12, 2019, we completed a private placement offering of $120.0 million aggregate principal amount of 5.875% Convertible Senior Notes due 2025 to the initial purchasers of such notes for cash in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. The initial purchasers then resold the 5.875% Convertible Notes for cash equal to 100 percent of the aggregate principal amount thereof to qualified institutional buyers, as defined in Rule 144A under the Securities Act, in reliance on an exemption from registration provided by Rule 144A. The 5.875% Convertible Notes mature on August 15, 2025 and bear interest at a rate of 5.875 percent per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.
Holders may convert all or any portion of their 5.875% Convertible Notes into shares of our common stock at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion rate for the 5.875% Convertible Notes is 20.0 shares of common stock per $1,000 principal amount of the 5.875% Convertible Notes, equivalent to an initial conversion price of $50.00 per share of our common stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
Refer to Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes.

Table of Contents	Glossary of Defined Terms

Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan. As of September 30, 2019, we have issued 22,003 shares of common stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
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
The following is our liquidity and capitalization as of September 30, 2019 and December 31, 2018:

Liquidity and Capitalization
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$120,430,110	$69,287,177
Revolver availability	$136,848,986	$122,721,258

Revolving credit facility	$—	$—
Long-term debt (including current maturities)	156,238,013	150,038,380
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	125,493,175	125,555,675
Capital stock, non-convertible, $0.001 par value	13,535	11,960
Additional paid-in capital	369,884,338	320,295,969
Retained earnings (deficit)	(19,419,600)	9,147,701
CorEnergy equity	475,971,448	455,011,305
Total CorEnergy capitalization	$632,209,461	$605,049,685
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both September 30, 2019 and December 31, 2018.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Historically, we have considered fluctuations in the value of our securities portfolio and fluctuations in interest rates to be our principal market risks. As of September 30, 2019, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2018 except that we no longer hold investments in other equity securities.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of September 30, 2019, we had long-term debt (net of current maturities) with a carrying value of $147.2 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at September 30, 2019, and accordingly, no market risk exposure on outstanding variable-rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended September 30, 2019. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the disclosures contained in Part II, Item 1A, "Risk Factors", in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, except as set forth below:
Risks Related to Our Financing Arrangements
Our indebtedness could have important consequences, including impairing our ability to obtain additional financing or pay future distributions, as well as subjecting us to the risk of foreclosure on any mortgaged properties in the event of non-payment of the related debt.
As of September 30, 2019, we had outstanding consolidated indebtedness of approximately $160.4 million. Our leverage could have important consequences. For example, it could:

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

Table of Contents	Glossary of Defined Terms

Risks Related to Our Convertible Notes
We expect that the trading price of the Convertible Notes will be significantly affected by the price of our common stock, which may be volatile.
The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the market price of the Convertible Notes. This may result in significantly greater volatility in the trading price of the Convertible Notes than would be expected for nonconvertible debt securities we may issue.
We cannot predict whether the price of our common stock or interest rates will rise or fall. The market price of our common stock will be influenced by our operating results and prospects and by economic, financial, regulatory and other factors. General market conditions, including the level of, and fluctuations in, the trading prices of stocks generally, could affect the price of our common stock.
Holders who receive shares of our common stock upon the conversion of their Convertible Notes will be subject to the risk of volatile and depressed market prices of our common stock. There can be no assurances that the market price of our common stock will not fall in the future. A decrease in the market price of our common stock would likely adversely impact the trading price of the Convertible Notes.
The Convertible Notes are structurally subordinated to all liabilities of our existing or future subsidiaries.
Holders of the Convertible Notes do not and will not have any claim as a creditor against any of our present or future subsidiaries. Indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries are structurally senior to our obligations to holders of the Convertible Notes. In the event of a bankruptcy, liquidation, reorganization or other winding up of any of our subsidiaries, such subsidiaries will pay the holders of their debts, holders of any equity interests, including fund investors, and their trade creditors before they will be able to distribute any of their assets to us (except to the extent we have a claim as a creditor of such subsidiary). Any right that we have to receive any assets of any of the subsidiaries upon the bankruptcy, liquidation, reorganization or other winding up of those subsidiaries, and the consequent rights of holders of Convertible Notes to realize proceeds from the sale of any of those subsidiaries' assets, will be effectively structurally subordinated to the claims of those subsidiaries' creditors, including trade creditors and holders of any preferred equity interests of those subsidiaries.
The Convertible Notes are solely the obligations of the Company and are not guaranteed by any of our subsidiaries; whereas, our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries.
The Convertible Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. Substantially all of our consolidated assets are held by our subsidiaries. Accordingly, our ability to service our debt, including the Convertible Notes, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Convertible Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the Convertible Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions set forth in our current and future debt instruments and are subject to other business considerations.
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

Table of Contents	Glossary of Defined Terms

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
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the Indentures governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indentures governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Our existing credit facilities restrict our ability to incur additional indebtedness, including secured indebtedness, but we may be able to obtain waivers of such restrictions or may not be subject to such restrictions under the terms of any subsequent indebtedness.
We may not have the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change.
Holders of the Convertible Notes have the right, at their option, to require us to repurchase for cash all of their Convertible Notes, or any portion of the principal thereof that is equal to $1,000, or a multiple of $1,000, upon the occurrence of a fundamental change, as set forth in the Indentures, at a fundamental change repurchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to (but excluding) the fundamental change repurchase date. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the Indentures would constitute a default under the Indentures. A default under the Indentures or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof. Our ability to repurchase the Convertible Notes may also be limited by law or by regulatory authority.
Future sales of shares of our common stock or equity-linked securities in the public market, or the perception that they could occur, may depress the market price for our common stock and adversely impact the trading price of the Convertible Notes.
We may, in the future, sell additional shares of our common stock or equity-linked securities to raise capital. Sales of substantial amounts of additional shares of common stock or equity-linked securities, shares that may be sold by stockholders and shares of common stock underlying the Convertible Notes as well as sales of shares that may be issued in connection with future acquisitions or for other purposes, including to finance our operations and business strategy, or the perception that such sales could occur, may have an adverse effect on the trading price of the Convertible Notes and prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. The price of our common stock could also be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect will develop involving our common stock.
We have also reserved a substantial amount of shares of our common stock in connection with the Convertible Notes, the issuance of which will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such issuance or conversion could adversely affect prevailing market prices of our common stock.
We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our common stock and the trading price of the Convertible Notes.
Holders of Convertible Notes are not entitled to any rights with respect to our common stock, but are subject to all changes made with respect to our common stock.
Holders of Convertible Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date with respect

Table of Contents	Glossary of Defined Terms

to any Convertible Notes they surrender for conversion, but are subject to all changes affecting our common stock. For example, if an amendment is proposed to our charter or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its notes, then such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.
The Convertible Notes are not protected by restrictive covenants.
The Indentures governing the Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The Indentures contain no covenants or other provisions to afford protection to holders of the Convertible Notes in the event of a fundamental change or other corporate transaction involving us except in limited circumstances as set forth in the Indentures. For example, events such as leveraged recapitalizations, refinancings, restructurings or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the Convertible Notes. In the event of any such events, the holders of the Convertible Notes would not have the right to require us to repurchase the Convertible Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the trading price of the Convertible Notes.
The adjustment to the conversion rate for 7.00% Convertible Notes converted in connection with a Make Whole Adjustment Event may not adequately compensate the holders for any lost value of their 7.00% Convertible Notes as a result of such transaction.
If a "Make Whole Adjustment Event" (as defined in the Indenture for the 7.00% Convertible Notes) occurs, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for 7.00% Convertible Notes converted in connection with such Make Whole Adjustment Event. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction, all as set forth in the Indenture. The adjustment to the conversion rate for 7.00% Convertible Notes converted in connection with a make whole fundamental change may not adequately compensate the holders for any lost value of their 7.00% Convertible Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $45.00 per share or less than $30.00 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of 7.00% Convertible Notes as a result of this adjustment exceed 33.3333 shares, subject to adjustments in the same manner as the conversion rate under the terms of the Indenture.
Our obligation to increase the conversion rate upon the occurrence of a make whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
The increase in the conversion rate for 5.875% Convertible Notes converted in connection with a make-whole fundamental change or notice of redemption may not adequately compensate the holders for any lost value of their 5.875% Convertible Notes as a result of such make-whole fundamental change or redemption.
If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, under certain circumstances as described in the Indenture for the 5.875% Convertible Notes, we will increase the conversion rate by a number of additional shares of our common stock for 5.875% Convertible Notes converted in connection with such make-whole fundamental change or notice of redemption. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction that constitutes a make-whole fundamental change becomes effective or the date we deliver a notice of redemption and the price paid (or deemed to be paid) per share of our common stock in the make-whole fundamental change or the average of the last reported sale prices of our common stock over the five consecutive trading day period ending on, and including, the trading day immediately preceding the date of the notice of redemption (such average, the “redemption price”), as described in the Indenture. The increase in the conversion rate for 5.875% Convertible Notes converted in connection with a make-whole fundamental change or notice of redemption may not adequately compensate the holders for any lost value of their 5.875% Convertible Notes as a result of such transaction or redemption. In addition, if the price per share of our common stock paid (or deemed to be paid) in the transaction or the redemption price, as applicable, is greater than $65.00 per share or less than $44.25 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of 5.875% Convertible Notes as a result of this adjustment exceed 22.5998 shares of our common stock, subject to adjustments in the same manner as the conversion rate as set forth under the terms of the Indenture.
Our obligation to increase the conversion rate or 5.875% Convertible Notes converted in connection with a make -whole fundamental change or notice of redemption could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

Table of Contents	Glossary of Defined Terms

The conversion rate of the Convertible Notes may not be adjusted for all dilutive events.
The conversion rate of the Convertible Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of our common stock or derivative instruments for cash or an exercise or conversion of any derivative instrument, that may adversely affect the trading price of the Convertible Notes or our common stock. An event that adversely affects the value of the Convertible Notes may occur, and that event may not result in an adjustment to the conversion rate.
Some significant restructuring transactions and significant changes in the composition of our board may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Convertible Notes.
Upon the occurrence of a fundamental change, holders of Convertible Notes have the right to require us to repurchase their Convertible Notes. However, the fundamental change provisions of the Indentures do not afford protection to holders of Convertible Notes in the event of other transactions that could adversely affect the Convertible Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the Convertible Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the Convertible Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of Convertible Notes.
In addition, absent the occurrence of a fundamental change, changes in the composition of our board of directors will not provide holders with the right to require us to repurchase the Convertible Notes or to an increase in the conversion rate upon conversion.
We have not registered the 5.875% Convertible Notes or the common stock issuable upon conversion of the 5.875% Convertible Notes which will limit the holders ability to resell them.
The 5.875% Convertible Notes and the shares of common stock issuable upon conversion of the 5.875% Convertible Notes have not been registered under the Securities Act or any state securities laws. Unless the 5.875% Convertible Notes and the shares of common stock issuable upon conversion of the 5.875% Convertible Notes have been registered, the 5.875% Convertible Notes and such shares may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. We do not intend to file a registration statement for the resale of the 5.875% Convertible Notes and the common stock into which the 5.875% Convertible Notes are convertible.
An active trading market may not develop for the Convertible Notes or, if it develops, may not be maintained or be liquid.
We do not intend to apply to list the Convertible Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. The underwriters in our public offering of the 7.00% Convertible Notes or the initial purchasers of the 5.875% Convertible Notes may cease their market-making of the respective Convertible Notes at any time without notice. In addition, the liquidity of the trading market in the Convertible Notes, and the market price quoted for the Convertible Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, an active trading market may not develop for the Convertible Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Convertible Notes may be adversely affected. In that case holders of the Convertible Notes may not be able to sell their Convertible Notes at a particular time or they may not be able to sell their Convertible Notes at a favorable price.
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

Table of Contents	Glossary of Defined Terms

the Convertible Notes could decline.
Upon conversion of the Convertible Notes, holders may receive less valuable consideration than expected because the value of our common stock may decline after they exercise their conversion right.
Under the Convertible Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders Convertible Notes for conversion until the date we settle our conversion obligation. We will be required to deliver the shares of our common stock, together with cash for any fractional shares, on the third business day following the relevant conversion date; and for any conversion that occurs on or after the record date for the payment of interest on the Convertible Notes at the maturity date, we will be required to deliver shares on the maturity date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that the holders receive will be adversely affected and would be less than the conversion value of the Convertible Notes on the conversion date.
Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes.
To the extent we issue shares of our common stock upon conversion of the Convertible Notes, the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of our common stock issuable upon such conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
Provisions of the Convertible Notes could discourage an acquisition of us by a third party.
Certain provisions of the Indentures and the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change under the Indentures, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. We may also be required to increase the conversion rate upon conversion or provide for conversion into the acquirer's capital stock in the event of certain fundamental changes. In addition, the Indentures and the Convertible Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes and the Indentures.
Holders of the Convertible Notes may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Convertible Notes even though they do not receive a corresponding cash distribution.
The conversion rate of the Convertible Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, holders of Convertible Notes may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases the proportionate interest in us could be treated as a deemed taxable dividend to holders of the Convertible Notes. If, pursuant to the terms of the Indentures, a make whole fundamental change occurs on or prior to the maturity date, under some circumstances, we will increase the conversion rate for Convertible Notes converted in connection with the make whole fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. For a non-U.S. holder of the Convertible Notes, any deemed dividend may be subject to U.S. federal withholding tax at a 30 percent rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Convertible Notes.
Because the Convertible Notes were initially issued in book-entry form, holders must rely on DTC’s procedures to receive communications relating to the Convertible Notes and exercise their rights and remedies.
We initially issued the Convertible Notes in the form of one or more global notes registered in the name of Cede & Co., as nominee of DTC. Beneficial interests in global notes will be shown on, and transfers of global notes will be effected only through, the records maintained by DTC. Except in limited circumstances, we will not issue certificated notes. Accordingly, if the holders own a beneficial interest in a global note, then they will not be considered an owner or holder of the Convertible Notes. Instead, DTC or its nominee will be the sole holder of global notes. Unlike persons who have certificated notes registered in their names, owners of beneficial interests in global notes will not have the direct right to act on our solicitations for consents or requests for waivers or other actions from holders. Instead, those beneficial owners will be permitted to act only to the extent that they have received appropriate proxies to do so from DTC or, if applicable, a DTC participant. The applicable procedures for the granting of these proxies may not be sufficient to enable owners of beneficial interests in global notes to vote on any requested actions on a timely basis. In addition, notices and other communications relating to the Convertible Notes will be sent to DTC. We expect DTC to forward any such communications to DTC participants, which in turn would forward such communications to indirect DTC

Table of Contents	Glossary of Defined Terms

participants. But we can make no assurances that holders will timely receive any such communications.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In addition to the issuance of 703,432 shares of common stock in connection with negotiated exchanges with three holders of the 7.00% Convertible Notes, as previously reported in the Company's Form 8-K dated August 15, 2019, during the three months ended September 30, 2019, certain holders elected to convert approximately $178 thousand principal amount of 7.00% Convertible Notes to CorEnergy common stock at the conversion rate of 30.3030 shares of common stock per $1,000 principal amount, as follows:

Conversion Date	Principal Amount of Convertible Notes Converted	Number of Shares of Common Stock Issued
July 2, 2019	$70,000	2,121
August 29, 2019	78,000	2,363
September 10, 2019	30,000	909
Total	$178,000	$5,393
The shares of common stock were issued solely to holders of the 7.00% Convertible Notes upon conversion pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. This exemption is available to the Company because the shares of common stock were exchanged by the Company with its existing security holders in accordance with the terms of the indenture governing the 7.00% Convertible Notes with no commission or other remunerations being paid or given for soliciting such an exchange.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

4.5
Indenture relating to the 5.875% Convertible Senior Note due 2025, dated as of August 12, 2019 between CorEnergy Infrastructure Trust, Inc. and U.S. Bank National Association, including the Form of Global Notes attached thereto as Exhibit A (incorporated by reference to the Registrant's current report on Form 8-K, filed August 12, 2019).

10.2.10*
Letter Agreement, dated September 30, 2019, concerning Incentive Fee for September 30, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc.

10.2.11*
Letter Agreement, dated September 30, 2019, concerning Management Fee for September 30, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc.

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
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
October 31, 2019

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
October 31, 2019