Form 10-K
period 2019-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2020-02-27
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $39.66 on the New York Stock Exchange was $506,662,643. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 26, 2020, the registrant had 13,651,521 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
Arc Logistics: Arc Logistics Partners LP, a wholly-owned subsidiary of Zenith Energy U.S., LP. as a result of the completion of a merger on December 21, 2017.
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
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy.
Corridor Public: Corridor Public Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy.
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
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets are triple-net leased to EGC Tenant.
Indentures: collectively, (i) that certain Base Indenture, dated June 29, 2015, as supplemented by the related First Supplemental Indenture, dated as of June 29, 2015, between the Company and Computershare Trust Company, N.A., as Trustee for the 7.00% Convertible Notes and (ii) that certain Base Indenture, dated August 12, 2019, between the Company and U.S. Bank National Association, as Trustee for the 5.875% Convertible Notes.
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
PLR: the Private Letter Ruling dated November 16, 2018 (PLR 201907001) issued to CorEnergy by the IRS.
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
COMPANY OVERVIEW
CorEnergy primarily owns and seeks to own assets in the U.S. energy sector that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas and electric transmission and distribution assets. Our objective has been to generate long-term contracted revenue from operators of our assets, primarily under triple-net participating leases without direct commodity price exposure. We believe our leadership team's energy and utility expertise provides CorEnergy with a competitive advantage to acquire, own and lease U.S. energy infrastructure assets in a tax-efficient, transparent and investor-friendly REIT. Our leadership team also utilizes a disciplined investment philosophy developed through an average of over 25 years of relevant industry experience.
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
On November 16, 2018, the IRS issued the PLR to CorEnergy. The PLR provides to us assurance that fees we may receive for the usage of storage and pipeline capacity on assets we may own, including oil platforms, will qualify as rents from real property for purposes of our qualification as a REIT. As a result, the PLR grants us the opportunity to own and operate certain infrastructure assets under conditions set forth in the PLR. We can consider, and are considering, a broader set of investment opportunities than was available to us prior to issuance of the PLR. For example, prior to the PLR, we could own the Portland Terminal Facility that we previously leased to Zenith Terminals, but we were not then assured that we could operate such an asset and treat the revenues as rents from real property for purposes of the REIT income test. As a result of the PLR, we can now acquire and operate a storage terminal facility such as the Portland Terminal Facility.
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. We regularly assess our ability to pay and to grow our dividend to common stockholders. We target long-term revenue growth of 1-3 percent annually from existing contracts through inflation escalations and participating rents, and additional growth from acquisitions. There can be no assurance that any potential acquisition opportunities will result in consummated transactions. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests.

Table of Contents	Glossary of Defined Terms

We believe these characteristics align CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and contracts with predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector.
2019 Highlights
Our 2019 fiscal year was highlighted by a number of transactions being completed which enhanced our liquidity and positioned the Company for future growth. These and other key transactions and events during our fiscal year ended December 31, 2019 are highlighted below:

•	On January 16, 2019, we exchanged $43.8 million face amount of our 7.00% Convertible Notes for an aggregate of 837,040 shares of our common stock plus aggregate cash consideration of $19.8 million.

•
On August 12, 2019, we completed a private placement offering of $120.0 million aggregate principal amount of 5.875% Convertible Notes. On August 15, 2019, we used a portion of the net proceeds from the offering, together with shares of our common stock, to exchange $63.9 million face amount of our 7.00% Convertible Notes. The total cash and stock consideration for the exchange was valued at approximately $93.2 million. This included an aggregate of 703,432 shares of common stock plus cash consideration of approximately $60.2 million.

•
On August 22, 2019, the FERC approved the settlement of the MoGas rate case filed in May of 2018. The FERC order provides annual rates of approximately $14.8 million. The settlement became effective September 1, 2019, with the new rates retroactively effective December 1, 2018. In conjunction with the settlement, MoGas entered into 5-year firm transportation service agreements with its customers in exchange for modest discounts.

•	During 2019, we received participating rent of $4.6 million on the Pinedale Lease Agreement based on the volumes of condensate and water that flowed through the Pinedale LGS.

•
During 2019, we began considering investment structures and opportunities that became available to us as a result of the PLR from the IRS which, among other things, qualifies use fees for storage and pipeline capacity and oil platforms as representing REIT-qualifying rents from real property.

Assets
Most of our REIT qualifying and other energy infrastructure assets have been acquired at various times since June of 2011, while our legacy private equity investments have been liquidated in accordance with the plans of those entities. Our business currently consists of the assets summarized below. For additional details concerning our energy infrastructure real property, see Item 2, "Properties" in this Report.
Energy Infrastructure Real Property Investments

•
Grand Isle Gathering System: a subsea, midstream 137-mile pipeline system located in the Gulf of Mexico and a 16-acre onshore terminal facility triple-net leased on a long-term basis to a subsidiary of EGC, pursuant to the Grand Isle Lease Agreement. The EGC Tenant's obligations under the lease agreement are guaranteed by EGC.

•
Pinedale LGS: a system consisting of approximately 150 miles of pipelines and four above-ground central gathering facilities located in the Pinedale Anticline in Wyoming triple-net leased on a long-term basis to a subsidiary of, and guaranteed by, Ultra Petroleum Corp. and Ultra Resources, Inc. pursuant to the Pinedale Lease Agreement.

•
MoGas Pipeline System: MoGas is the owner and operator of the MoGas Pipeline System, an approximately 263-mile FERC-regulated interstate natural gas pipeline in and around St. Louis and extending into central Missouri.

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

Private Equity Investments
Our legacy private equity investments have been liquidated in accordance with the plans of those entities. Certain of our private equity investments were sold or disposed of by the end of 2018, and the remaining interest was liquidated at the end of 2019. For additional information, see Part IV, Item 15, Note 10 ("Fair Value") included in this Report.
Acquisition Strategies and Due Diligence
We primarily rely on our own analysis to determine whether to make an acquisition. In evaluating acquisition opportunities, we consider, among other things, the following aspects of each transaction:

•
Tenant/Borrower/Counterparty Evaluation – We evaluate each potential tenant, borrower or counterparty for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular acquisition. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant, borrower or counterparty often will be balanced with the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant. Whether a prospective tenant, borrower or counterparty is creditworthy will be determined by our management team and reviewed by the investment committee, as described below. Creditworthy does not necessarily mean "investment grade."

•
Importance to Tenant/Borrower/Counterparty Operations – We will predominately focus on properties that we believe are essential or important to the ongoing operations of the tenant, borrower or counterparty and/or for the economic production of hydrocarbon resources, which would remain necessary to any owner of the assets. We believe that this type of property will provide a relatively low risk of loss in the case of a potential bankruptcy or abandonment scenario since a tenant/borrower/counterparty is less likely to risk the loss of a critically important lease or property.

•
Diversification – We attempt to diversify our portfolio to avoid dependence on any one particular tenant, borrower, counterparty, collateral type, and geographic location within the U.S. or tenant/borrower/counterparty industry. By diversifying, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular asset or geographic region within the U.S.

•
Lease Terms – Typically, the net leased properties we will acquire will be leased on a full recourse basis to the tenants or their affiliates. In addition, we often seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied to increases in indices such as the CPI. In many cases the lease will also seek to provide for participation in gross revenues of the tenant at the property, thereby providing exposure to the successful commercial activity of the tenant through features such as participating rent. Alternatively, a lease may provide for mandated rental increases on specific dates, and we may adopt other methods in the future.

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

Table of Contents	Glossary of Defined Terms

•	mortgage loans secured by real properties including loans to our taxable REIT subsidiaries;

•	subordinated interests in first mortgage real estate loans, or B-notes;

•	mezzanine loans related to real estate, which are senior to the borrower's equity position but subordinated to other third-party financing;

•	other energy infrastructure assets that we may acquire and operate as provided in the PLR; and

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
Regulatory and Environmental Matters
Our energy infrastructure assets and operations, as well as those of our tenants, are subject to numerous federal, state and local laws and regulations concerning the protection of public health and safety, zoning and land use, and pricing and other matters related to certain of our business operations. For a discussion of the current effects and potential future impacts of such regulations on our business and properties, see the discussion presented in Item 1A of this Report under the subheading "Risks Related to Our Investments in Real Estate and the U.S. Energy Infrastructure Sector." In particular, for a discussion of the current and potential future effects of compliance with federal, state and local environmental regulations, see the discussion titled "Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution to our stockholders" within such section.
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
Energy Infrastructure Real Property Asset Management and Operation
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
The PLR creates the opportunity for us to acquire and operate assets in the manner we now do for MoGas and Mowood, but on a broader scale. If we were to undertake to operate assets we acquire, we would rely on Corridor to provide or supervise the employees responsible for operating such assets.
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

Table of Contents	Glossary of Defined Terms

Corridor voluntarily recommended, and we agreed, that effective solely for the purpose of computing the Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement for the quarters ended September 30, 2019 and December 31, 2019, the net proceeds received during the third quarter of 2019 from the offering of 5.875% Convertible Notes, which closed on August 12, 2019 (other than the cash portion of such proceeds that was utilized in connection with the exchange of our 7.00% Convertible Notes) should be excluded from Managed Assets.
The Management Agreement includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.625 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in our common stock. Corridor voluntarily recommended, and we agreed, that that they would waive $470 thousand of the $658 thousand total quarterly incentive fees that would otherwise be payable under the provisions described above with respect to dividends paid on our common stock during the year ended December 31, 2019. Accordingly, Corridor received an incentive fee of $188 thousand during 2019.
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
Pursuant to the Management and Administrative Agreement, Corridor furnishes us with office facilities and clerical and administrative services necessary for our operation (other than services provided by our custodian, accounting agent, dividend and interest-paying agents and other service providers). Corridor is authorized to enter into agreements with third parties to provide such services. To the extent we request, Corridor will (i) oversee the performance and payment of the fees of our service providers and make such reports and recommendations to the Board of Directors concerning such matters as the parties deem desirable; (ii) respond to inquiries and otherwise assist such service providers in the preparation and filing of regulatory reports, proxy statements, and stockholder communications, and the preparation of materials and reports for the Board of Directors; (iii) establish and oversee the implementation of borrowing facilities or other forms of leverage authorized by the Board of Directors; and (iv) supervise any other aspect of our administration as may be agreed upon by us and Corridor. We have agreed, pursuant to the Management Agreement, to reimburse Corridor for all out-of-pocket expenses incurred in providing the foregoing.
We bear all expenses not specifically assumed by Corridor and incurred in our operations. The compensation and allocable routine overhead expenses of all management professionals of Corridor and its staff, when and to the extent engaged in providing us management services, is provided and paid for by Corridor and not us.
Employees
As we are externally managed, we have no employees at the corporate level. Our subsidiary, Omega, has one part-time and three full-time employees. Our subsidiary MoGas has one part-time employee and 15 full-time employees.
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
The Grand Isle Gathering System represented approximately 32 percent of our total assets as of December 31, 2019, and the lease under the Grand Isle Lease Agreement with the EGC Tenant represented approximately 47 percent of our total revenue for the year ended December 31, 2019. The Pinedale LGS represented approximately 26 percent of our total assets as of December 31, 2019, and the lease payments under the Pinedale Lease Agreement with Ultra Wyoming represented approximately 31 percent of our total revenue for the year ended December 31, 2019. Accordingly, the financial condition of these tenants and related parent guarantors and the ability and willingness of each to satisfy their obligations under the respective lease agreements and guaranties will have an ongoing material impact on our results of operations, ability to service our indebtedness and ability to make distributions.
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
Despite their emergence from bankruptcy, Ultra Petroleum and, prior to its October 2018 acquisition by Cox Oil, EGC, have disclosed a number of risks related to their business in their respective filings with the SEC. A complete discussion of the risks related to Ultra Petroleum's business can be found in its Exchange Act reports filed with the SEC (NASDAQ: UPL through August 7, 2019; OTCQX: UPLC beginning August 8, 2019). Prior to the filing by EGC of a Form 15 with the SEC on October 29, 2018, following its acquisition by an affiliate of Cox Oil, to suspend its SEC reporting obligations, EGC had also disclosed a discussion of risks related to its business in the Exchange Act reports that EGC had filed with the SEC as a public reporting company (NASDAQ: EGC). Since EGC ceased to be a public reporting company on and after such date, it has not disclosed any updates to such risks following the Cox Oil acquisition.
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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

Under applicable SEC rules, an issuer loses the privilege of using "short form" Form S-3 or Form S-8 registration statements to offer and sell securities unless it has timely filed all periodic and other reports required to be filed under the Exchange Act after the initial filing of such a registration statement. As described elsewhere in this Report, EGC and Cox Oil have refused to provide the financial statement information concerning EGC required to be filed by us pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual. We believe that EGC and Cox Oil are required to provide us with this information, for inclusion in our SEC reports, pursuant to the terms of the Grand Isle Lease Agreement. The refusal of EGC and Cox Oil to provide these financial statements has adversely impacted our ability to use our currently effective shelf registration statements on Form S-3. In addition, we do not expect that the SEC will declare effective any registration statement that we file on any other form in connection with an offering so long as we remain unable to amend our Annual Reports on Form 10-K for the years ended December 31, 2019 and 2018 to include the required financial statements of EGC. These circumstances will either prevent or make more costly our efforts to raise future capital through the issuance of our equity and debt securities on a rapid basis. This action by EGC and Cox Oil could also have a negative impact on executing potential acquisitions or other transactions in a timely and efficient manner. While we may be able to raise additional capital through bank financing, private placement transactions or other means, these alternatives could increase both our financing costs and the amount of time required to complete a transaction, and there is no guarantee that we would succeed in raising the additional capital required on a timely basis.

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
The Bureau of Ocean Energy Management (the "BOEM") issued guidance effective October 15, 2010, following the Deepwater Horizon accident, that effectively established a more stringent regimen for the timely decommissioning of what is known as "idle iron"-wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator's lease-in the Gulf of Mexico ("GOM"). This guidance includes decommissioning requirements providing that pipelines, platforms or other facilities, which would include various components of the Grand Isle Gathering System, that are no longer useful for operations must be removed within five years of the cessation of operations, or as otherwise specified therein. A higher than normal level of decommissioning activity in the GOM at a time when the Grand Isle Gathering System is decommissioned may result in increased demand for salvage contractors and equipment, which in turn could result in increased estimates of plugging, abandonment and removal costs related to these regulatory asset retirement obligations.
To cover these asset retirement obligations, the BOEM generally requires that Outer Continental Shelf ("OCS") lessees, pipeline right-of-way holders and other facility owners demonstrate financial strength and reliability according to regulations or post bonds or other acceptable assurances that such obligations will be satisfied. In July 2016, the BOEM issued a new Notice to Lessees ("NTL") with an effective date of September 12, 2016, requiring additional security for decommissioning activities. The BOEM announced on June 22, 2017 that, pending its review of the NTL, the implementation timeline would be indefinitely extended, subject to certain exceptions. At this time it remains uncertain when or if the new NTL will be implemented. The cost of these bonds or assurances can be substantial and could increase under the BOEM's latest policies, depending on the outcome of the Trump administration's review during the extended implementation period. There is no assurance that such bonds or assurances can be obtained in all cases. While EGC historically has satisfied these requirements with respect to its ownership and operation of the Grand Isle Gathering System, and the terms of the Grand Isle Lease Agreement require EGC to continue to do so, given continued volatility in commodity

Table of Contents	Glossary of Defined Terms

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
Additional Risks Related to Our Ownership and Operation of MoGas or Other Assets
Our operation of assets such as those at MoGas is subject to extensive regulation, including those relating to environmental matters, which may adversely affect our income and the cash available for distribution.
In addition to the regulations discussed above and pipeline safety regulations discussed below, MoGas' operations, as well as those of assets we may acquire and operate in the future, are subject to extensive federal, regional, state and local environmental laws including, for example, the Clean Air Act (CAA), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Oil Pollution Act (OPA), the Occupational Safety and Health Administration (OSHA) and analogous state and local laws. These laws and their implementing regulations may restrict or impact such business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, limiting emissions and discharges of pollutants, restricting the manner in which it disposes of wastes, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control or workplace safety requirements, and imposing substantial liabilities for pollution resulting from its operations. In addition, the regulations implementing these laws are constantly evolving, and the potential impact of recent regulatory actions is unclear. For instance, the EPA adopted final rules establishing new source performance standards for methane emissions from new, modified, or reconstructed oil and gas sources, although a rule proposing reconsideration of these amendments has been proposed. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, may require material expenditures by MoGas, and likewise may require material expenditures at other facilities or systems we may acquire and operate.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. In addition, increases in penalty amounts and limits of liability for damages to reflect inflation and/or increases in the CPI may result in increased exposure to operations such as MoGas. The operator of any such assets may be unable to recover some or all of the resulting costs through insurance or increased revenues, which could have a material adverse effect on its business, results of operations and financial condition.
The PLR grants us the ability to own and to operate storage facilities, pipelines, and oil platforms and to have assurance that the payments we receive are treated as rent from real property for purposes of our qualification as a REIT. To the extent we acquire and operate any such asset, we will be exposed to risks similar to those described above and to which MoGas is exposed. In addition, oil platforms located off the coast of the United States are subject to additional regulatory scrutiny by BOEM and BSEE, as is described above for our Grand Isle Gathering System.

Table of Contents	Glossary of Defined Terms

MoGas' natural gas transmission operations, and related customer revenue agreements, are subject to regulation by FERC.
MoGas' business operations are subject to regulation by FERC, including the types and terms of services MoGas may offer to its customers, construction of new facilities, expansion of current facilities, creation, modification or abandonment of services or facilities, record keeping and relationships with affiliated companies. Compliance with these requirements can be costly and burdensome and FERC action in any of these areas could adversely affect MoGas' ability to compete for business, construct new facilities, expand current facilities, offer new services, recover the full cost of operating its pipelines or earn its authorized rate of return. This regulatory oversight can result in longer lead times or additional costs to develop and complete any future project than competitors that are not subject to FERC's regulations. To the extent we, in reliance on the PLR, acquire and operate other facilities or systems, those facilities or systems may similarly be subject to FERC regulatory oversight.
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
On May 31, 2018, MoGas filed a general rate case with FERC seeking a change in its rates to (i) recover increases in capital, operating and maintenance expenditures incurred; (ii) mitigate the revenue impact from the substantial decrease in volumes due to the loss of a firm transportation agreement with a St. Louis natural gas marketing entity; (iii) mitigate the substantial decrease in revenue from the negotiated rate charged to MoGas' largest customer; and (iv) reflect changes in the corporate income tax rate associated with the 2017 Tax Cuts and Jobs Act. MoGas' filing proposed an increase in MoGas' revenue requirement of approximately $8.7 million.
The proposed rates went into effect on December 1, 2018. On August 22, 2019, the FERC approved a settlement agreed to by MoGas and all intervenors in the rate case to provide maximum annual transportation rates that equate to approximately $14.8 million, effective September 1, 2019. As a result of the approved and effective settlement, MoGas has begun to refund the difference between the filed rates and the settlement rates. In conjunction with the settlement, MoGas entered into 5-year firm transportation service agreements with its customers in exchange for modest discounts to its maximum transportation rates. The agreements, which amend prior year-to-year agreements, extend the termination date for the existing firm transportation service agreements to December 31, 2023.
We cannot give any assurance regarding potential future regulations under which MoGas will operate its natural gas transmission business, or the effect that any changes in such future regulations, or in MoGas' agreements with its customers following December 31, 2023, could have on MoGas' business, financial condition and results of operations.
Once the five-year rate agreements described above expire, revenues of MoGas' business with its customers other than Spire will once again be generated under agreements that are subject to cancellation on an annual basis.
Once the term of MoGas' current firm transportation services pricing arrangement with its customers other than its largest customer, Spire, expire on December 31, 2023, revenues for MoGas' business with such other customers will once again be generated under transportation agreements which renew automatically on a year-to-year basis, but will be subject to cancellation by the customer or MoGas on 365 days' notice. When that occurs, if MoGas is unable to succeed in replacing any agreements canceled by its customers or itself that account for a significant portion of its revenues, or in renegotiating such agreements on terms substantially as favorable as the existing agreements, MoGas could suffer a material reduction in its revenues, financial results and cash flows. The maintenance or replacement of agreements with MoGas' customers at rates sufficient to maintain current or projected revenues and cash flows ultimately depends on a number of factors beyond its control, including competition from other pipelines, the proximity of supplies

Table of Contents	Glossary of Defined Terms

to the markets, and the price of, and demand for, natural gas. In addition, changes in state regulation of local distribution companies may cause them to exercise their cancellation rights in order to turn back their capacity when the agreements expire.
Pipeline safety integrity programs and repairs may impose significant costs and liabilities on MoGas or other operating assets we may acquire.
Regulations administered by the Federal Office of Pipeline Safety within the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration ("PHMSA") require pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect certain pipeline segments. As an operator, MoGas is, and any other systems or facilities we may acquire and operate in reliance on the PLR are likely to be, required to:

•	perform ongoing assessments of pipeline or asset integrity;

•	identify and characterize applicable threats to pipeline or asset segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline or asset as necessary; and

•	implement preventative and mitigating actions.
MoGas is required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions could require significant capital and operating expenditures. The regulations implementing these laws are constantly evolving; pursuant to its reauthorization under the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the "PIPES Act"), PHMSA has adopted rules implementing its emergency order authority over pipelines, revising federal pipeline safety regulations related to underground natural gas storage facilities, and imposing additional requirements on the transportation of natural gas and hazardous liquids by pipeline, including more stringent standards for plastic pipe. In October 2019, PHMSA issued final rules amending pipeline safety regulations governing both hazardous liquid pipelines and gas transmission pipelines. These rules extend reporting, inspections, integrity assessment, leak detection, and in-line inspection requirements to include additional pipeline segments, including certain pipeline segments outside high consequence areas. PHMSA also issued a final rule adopting enhanced emergency order procedures implementing certain emergency order authority conferred on the Secretary by the PIPES Act. No further action has been taken on the notice of proposed rulemaking to harmonize the hazardous materials regulations with international regulations and standards. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, could significantly increase compliance costs. Should MoGas fail to comply with the Federal Office of Pipeline Safety's rules and related regulations and orders, it could be subject to significant penalties and fines, including potential future increases in applicable penalty amounts to reflect inflation, which could have a material adverse effect on MoGas' business, results of operations and financial condition. PHMSA also may apply to other systems at facilities that we, in reliance on the PLR, may acquire and operate in the future.
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
As of December 31, 2019, we had outstanding consolidated indebtedness of approximately $156.0 million. Our leverage could have important consequences. For example, it could:

•	result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt;

Table of Contents	Glossary of Defined Terms

•	materially impair our ability to borrow undrawn amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all;

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
In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks.
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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

Holders of Convertible Notes are not entitled to any rights with respect to our common stock, but are subject to all changes made with respect to our common stock.
Holders of Convertible Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date with respect to any Convertible Notes they surrender for conversion, but are subject to all changes affecting our common stock. For example, if an amendment is proposed to our charter or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder's conversion of its notes, then such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.
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
The adjustment to the conversion rate for 7.00% Convertible Notes converted in connection with a Make-Whole Adjustment Event may not adequately compensate the holders for any lost value of their 7.00% Convertible Notes as a result of such transaction.

If a "Make-Whole Adjustment Event" (as defined in the Indenture for the 7.00% Convertible Notes) occurs, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for 7.00% Convertible Notes converted in connection with such Make-Whole Adjustment Event. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction, all as set forth in the Indenture for the 7.00% Convertible Notes. The adjustment to the conversion rate for 7.00% Convertible Notes converted in connection with a make-whole fundamental change may not adequately compensate the holders for any lost value of their 7.00% Convertible Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $45.00 per share or less than $30.00 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of 7.00% Convertible Notes as a result of this adjustment exceed 33.3333 shares, subject to adjustments in the same manner as the conversion rate under the terms of the Indenture for the 7.00% Convertible Notes.
Our obligation to increase the conversion rate upon the occurrence of a make-whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

The increase in the conversion rate for 5.875% Convertible Notes converted in connection with a make-whole fundamental change or notice of redemption may not adequately compensate the holders for any lost value of their 5.875% Convertible Notes as a result of such make-whole fundamental change or redemption.

If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, under certain circumstances as described in the Indenture for the 5.875% Convertible Notes, we will increase the conversion rate by a number of additional shares of our common stock for 5.875% Convertible Notes converted in connection with such make-whole fundamental change or notice of redemption. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction that constitutes a make-whole fundamental change becomes effective or the date we deliver a notice of redemption and the price paid (or deemed to be paid) per share of our common stock in the make-whole fundamental change or the average of the last reported sale prices of our common stock over the five consecutive trading day period ending on, and including, the trading day immediately preceding the date of the notice of redemption (such average, the “redemption price”), as described in the Indenture for the 5.875% Convertible Notes. The increase in the conversion rate for 5.875% Convertible Notes converted in connection with a make-whole fundamental change or notice of redemption may not adequately compensate the holders for any lost value of their 5.875% Convertible Notes as a result of such transaction or redemption. In addition, if the price per share of our common stock paid (or deemed to be paid) in the transaction or the redemption price, as applicable, is greater than $65.00 per share or less than $44.25 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of 5.875% Convertible Notes as a result of this adjustment exceed

Table of Contents	Glossary of Defined Terms

22.5998 shares of our common stock, subject to adjustments in the same manner as the conversion rate as set forth under the terms of the Indenture for the 5.875% Convertible Notes.

Our obligation to increase the conversion rate or 5.875% Convertible Notes converted in connection with a make-whole fundamental change or notice of redemption could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
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

Table of Contents	Glossary of Defined Terms

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
The conversion rate of the Convertible Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, holders of Convertible Notes may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases the proportionate interest in us could be treated as a deemed taxable dividend to holders of the Convertible Notes. If, pursuant to the terms of the Indentures, a make-whole fundamental change occurs on or prior to the maturity date, under some circumstances, we will increase the conversion rate for Convertible Notes converted in connection with the make-whole fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. For a non-U.S. holder of the Convertible Notes, any deemed dividend may be subject to U.S. federal withholding tax at a 30 percent rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Convertible Notes.
Because the Convertible Notes were initially issued in book-entry form, holders must rely on the Depository Trust Company's ("DTC") procedures to receive communications relating to the Convertible Notes and exercise their rights and remedies.
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

Table of Contents	Glossary of Defined Terms

to do so from DTC or, if applicable, a DTC participant. The applicable procedures for the granting of these proxies may not be sufficient to enable owners of beneficial interests in global notes to vote on any requested actions on a timely basis. In addition, notices and other communications relating to the Convertible Notes will be sent to DTC. We expect DTC to forward any such communications to DTC participants, which in turn would forward such communications to indirect DTC participants. But we can make no assurances that holders will timely receive any such communications.
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
The voting rights of a holder of depositary shares are limited. Our common stock is the only class of our securities that carries full voting rights. Voting rights for holders of depositary shares exist primarily with respect to (i) the ability to elect (together with the holders of other series of preferred stock on parity with the Series A Preferred Stock, if any) two additional directors to our Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Series A Preferred Stock are in arrears, (ii) voting on amendments to our Charter, including the articles supplementary creating our Series A Preferred Stock (in some cases voting together with the holders of Parity Preferred Stock as a single class) that materially and adversely affect the rights of the holders of depositary shares representing interests in the Series A Preferred Stock and (iii) the creation of additional classes or series of our stock that are senior to the Series A Preferred Stock with respect to the payment of dividends or distributions of assets upon our liquidation, in each case, provided that in any event adequate provision for redemption has not been made. Other than certain limited circumstances, holders of depositary shares do not have any voting rights.
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
The market price of the depositary shares could be substantially affected by various factors.
The market price of the depositary shares will depend on many factors, which may change from time to time, including:

•	Prevailing interest rates, increases in which may have an adverse effect on the market price of the depositary shares representing interests in our Series A Preferred Stock;

Table of Contents	Glossary of Defined Terms

•	The market for similar securities issued by other REITs;

•	General economic and financial market conditions;

•	The financial condition, performance and prospects of us, our tenants and our competitors;

•	Any rating assigned by a rating agency to the depositary shares;

•	Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry; and

•	Actual or anticipated variations in our quarterly operating results and those of our competitors.
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
We have to satisfy the asset tests at the end of each quarter. Although fluctuations in the fair market value of our assets should not adversely affect our qualification as a REIT, we must satisfy the asset tests immediately after effecting the REIT acquisition of any asset. Thus, we may be limited in our ability to purchase certain assets depending upon the potential fluctuations in the fair market value of our direct and indirect assets. As fair market value determinations are factual, risks exist as to the fair market determination.
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
Beginning with our fiscal year ended December 31, 2013, we believe our income and investments have allowed us to meet the income and asset tests necessary for us to qualify for REIT status and we have elected to be taxed as a REIT for fiscal years 2013 through 2019. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as

Table of Contents	Glossary of Defined Terms

to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. Accordingly, we cannot assure you that we will be organized or will operate to qualify as a REIT for future fiscal years. If, with respect to any taxable year, we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. After our initial election and qualification as a REIT, if we later failed to so qualify and we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for four subsequent taxable years. If we fail to qualify as a REIT, corporate-level income tax would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
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
To the extent that we satisfy the 90 percent distribution requirement but distribute less than 100 percent of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4 percent nondeductible excise tax on our undistributed taxable income to the extent the actual amount that we distribute to our stockholders for a calendar year is less than the minimum distribution amount specified under the Code.
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

Table of Contents	Glossary of Defined Terms

provision of the Convertible Notes or the Indentures, no holder of Convertible Notes will be entitled to receive common stock following conversion of such Convertible Notes to the extent that receipt of such common stock would cause such holder (after application of certain constructive ownership rules) to exceed the ownership limit contained in our charter. We will not be able to deliver our common stock, even if we would otherwise choose to do so, to any holder of Convertible Notes if the delivery of our common stock would cause that holder to exceed the ownership limits described above.
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

Table of Contents	Glossary of Defined Terms

excess of (1) the fair market value of the asset over (2) our adjusted tax basis in the asset, in each case determined as of the date of the carry-over basis transaction. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we could potentially succeed to any tax liabilities and earnings and profits of any acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a "deficiency dividend." Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.
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

Table of Contents	Glossary of Defined Terms

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

•
Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law relating to the filling of vacancies on our Board of Directors. Further, through provisions in our charter and bylaws unrelated to Subtitle 8, we (1) require a two-thirds vote for the removal of any director from the board, which removal must be for cause, (2) vest in the board the exclusive power to fix the number of directors, subject to limitations set forth in our charter and bylaws, (3) have a classified Board of Directors and (4) require that, unless a special meeting of stockholders is called by the chairman of our Board of Directors, our chief executive officer, our president or our Board of Directors, such a special meeting may be called to consider and vote on any matter that may properly be considered at a meeting of stockholders only at the request of stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting.

•
In addition, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our Board of Directors also may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.

•
Our bylaws include advance notice provisions, governing stockholders' director nominations or proposal of other business to be considered at an annual meeting of our stockholders, requiring the continuous ownership by the stockholder(s) putting forth any such nominee or proposal of at least one percent (1 percent) of our outstanding shares for a minimum period of at least three years prior to the date of such nomination or proposal and through the date of the related annual meeting (including any adjournment or postponement thereof), each as specified in the bylaws.

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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
Our leases will generally require the tenant companies to carry comprehensive liability and casualty insurance on our properties comparable in amounts and against risks customarily insured against by other companies engaged in similar businesses in the same geographic region as our tenant companies. We believe the required coverage will be of the type, and amount, customarily obtained by an owner of similar properties. However, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property if our tenant company fails to pay us the casualty value in excess of such insurance limit, if any, or to indemnify us for such loss. This would in turn reduce the amount of income available for distributions. We would, however, remain obligated to repay any secured indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA"), which extended such program through December 31, 2027. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold has been increasing gradually from its initial level of $100 million for acts occurring in 2015 to $160 million for acts occurring in 2018, with $180 million being the applicable threshold for acts occurring in 2019 and finally increasing to $200 million for 2020. Additionally, the bill increases insurers' co-payments for losses exceeding their deductibles, from 15 percent in 2015 to 16 percent beginning January 1, 2016, and increasing in annual one percent steps thereafter until reaching 20 percent for 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. Further, if TRIPRA is not continued beyond 2027 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties. There can be no assurance our tenant companies will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.
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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

or gains, as they would be based on the difference between the sales price received and the adjusted amortized cost of such loan at the time of sale.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Leased Energy Infrastructure Assets
We are primarily focused on acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. The following summarizes our investments in energy infrastructure assets that are leased on a triple-net basis to their respective operators as of December 31, 2019:

Asset Name	Owner/Landlord	Tenant	Asset Location	Asset Description	Encumbrances (1)
Grand Isle Gathering System	Grand Isle Corridor, LP	Energy XXI GIGS Services, LLC (2)	Gulf of Mexico / Louisiana	Approximately 137 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system	Security for the Company's $160 million revolving credit facility with Regions Bank
Pinedale Liquids Gathering System	Pinedale LP	Ultra Wyoming LGS LLC (3)	The Pinedale Anticline in Wyoming	Approximately 150 miles of pipelines and four central storage facilities	Security for the Amended Pinedale Term Credit Facility
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

Additional Information Concerning the Grand Isle Gathering System
Grand Isle Corridor, LP acquired the Grand Isle Gathering System on June 30, 2015 from Energy XXI USA, Inc., which has since become Energy XXI Gulf Coast, Inc. and an indirect wholly owned subsidiary of privately-held Cox Oil as discussed further below. The Grand Isle Gathering System's design capacity is approximately 120 thousand barrels per day. It includes 137 miles of undersea pipeline that transports oil and water from seven offshore fields and a 16-acre onshore terminal. The terminal includes four storage tanks, three saltwater injection wells, and associated pipelines, land, buildings and facilities. As discussed in further detail in Part IV, Item 15, Note 12 ("Asset Retirement Obligation"), during the fourth quarter of 2018, the Company decommissioned a segment of the GIGS pipeline system.
The subsea pipelines forming the majority of the Grand Isle Gathering System and certain other components, such as the buildings and saltwater disposal facilities, have useful lives that extend beyond the initial term of the Grand Isle Lease Agreement, and the system is critical to Cox Oil's central Gulf of Mexico oil production operations. The Grand Isle Gathering System provides shoreline terminal access to 38 offshore platforms producing from seven fields. Some of these fields have produced for over 50 years and continue to produce. During 2017-2018, EGC drilled and successfully completed four new wells. Future wells drilled will be dependent on economics, but several undrilled locations remain in fields served by the Grand Isle Gathering System. From its analysis, CORR assumes average Grand Isle Gathering System well lives of 10 to 20 years depending on the number of productive zones encountered, implying a long-term continued need for transport and terminaling services.
The primary term of the Grand Isle Lease Agreement is 11 years, with an initial renewal term of nine years, subject to certain conditions. During the initial term of the Grand Isle Lease Agreement, the EGC Tenant is required to make minimum monthly rental payments. In year one, the minimum monthly payments were initially $2.6 million. The monthly payments peak in year seven at $4.2 million before declining to $3.5 million in year eleven. In 2020, the minimum monthly rental payments will be $3.2 million through June 2020, and beginning in July 2020, the minimum monthly rental payments will be $4.0 million for the remainder of the year. In addition, the EGC Tenant is required to pay variable rent payments if certain pre-defined revenue thresholds are exceeded. Variable rent obligations are calculated monthly and based on ten percent revenue participation above the thresholds. Revenues are calculated on the volumes of the EGC Tenant's oil that flow through the Grand Isle Gathering System, multiplied by the average daily closing price of crude oil for the applicable calendar month. Participating rent is capped at 39 percent of the total rent for each month. There were no participating rents paid in 2019.

Table of Contents	Glossary of Defined Terms

Since the Grand Isle Gathering System represents a substantial portion of the Company's net leased property and is a significant source of revenues and operating income, the EGC Tenant's financial condition and ability and willingness to satisfy its obligations under its lease with the Company are expected to have a considerable impact on our results of operations and cash flows.
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
As EGC's financial information is no longer publicly available, we are engaged in discussions with Cox Oil/EGC concerning satisfaction of its obligations under the Grand Isle Lease Agreement to provide the required information to us for inclusion in our SEC reports. To date, Cox Oil has not yet fulfilled these obligations. It is our intention to enforce the obligations of EGC to provide the financial statement information that we believe are required under the terms of the Grand Isle Lease Agreement. We expect to file the financial statement information that is required by Regulation S-X by amendment to our Annual Reports on Form 10-K for the years ended December 31, 2019 and 2018 once such information is made available to us in accordance with the terms of the lease.
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
The Pinedale LGS consists of more than 150 miles of pipelines and four central storage facilities that are utilized by Ultra Petroleum as a method for the gathering of a commingled hydrocarbon and produced water stream. The Pinedale LGS has a current capacity of approximately 52 thousand barrels per day. This stream is separated into its components of water, condensate and natural gas, for the purpose of subsequently storing, selling or disposing of these separated components. Condensate is a valuable hydrocarbon commodity that is sold by Ultra Petroleum; water is transported to disposal wells or a treatment facility for re-use; and natural gas is sold by Ultra Petroleum or otherwise used for fueling on-site operational equipment. Ultra Petroleum's non-operating working interest partners in the Pinedale field where the Pinedale LGS is located pay Ultra Petroleum a fee for the use of Ultra Petroleum's LGS. To date, no major operational issues have been reported with respect to the Pinedale LGS. We believe that the Pinedale LGS is critical in supporting the production of reserves for Ultra Petroleum, which reports the rental expense as part of its Facility Lease Expense.
The underground pipelines constituting the majority of the Pinedale LGS and certain other components, such as the separators, have useful lives that extend beyond the initial term of the Pinedale Lease Agreement. Additionally, we believe that the Pinedale LGS is capable of being expanded at a relatively low incremental cost, for example, by adding additional separating equipment. Pinedale field operators have estimated average well lives as high as 40 years. For its internal analysis, CORR assumes average Pinedale well lives of 35 years. In December of 2019, UPL described Pinedale as having over 4,000 vertical well drilling locations remaining. Actual wells drilled will be dependent on economics, but these data suggest the potential for multiple decades of drilling location inventory with the last of these wells continuing to produce for approximately 35 years thereafter, providing a long-term perspective on the utility of the Pinedale LGS.
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

Table of Contents	Glossary of Defined Terms

provided Ultra Petroleum conducts an environmental mitigation effort, which includes the use of a liquids gathering system. This additional access resulted in increased drilling efficiencies and allowed for accelerated development of the field.
During the initial fifteen-year term of the Pinedale Lease Agreement, we will receive a fixed minimum annual rent ("base rent"), adjusted annually for changes based on the CPI (subject to a 2.00 percent annual cap). On January 1, 2020, the base rent increased by 1.79 percent to approximately $22.1 million annually. We also are eligible for a participating rent component based on volumes flowing through the Pinedale LGS exceeding a baseline established at inception of the lease, subject to a maximum annual rental payment during the initial fifteen-year term of $27.5 million. Beginning in the third quarter 2017, we received our first variable rent payments since lease inception. Total variable rent payments recorded for the years ended December 31, 2019, 2018 and 2017 were $4.6 million, $4.3 million and $587 thousand, respectively.
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
Principal Location
Our principal executive office is located at 1100 Walnut Street, Suite 3350, Kansas City, MO 64106.
ITEM 3. LEGAL PROCEEDINGS
As discussed in further detail in Part IV, Item 15, Note 3 ("Leased Properties And Leases") in this Report, the Company initiated litigation on March 26, 2019 to enforce the terms of the Grand Isle Lease Agreement requiring that we be provided with copies of certain financial statement information that we are required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual, in the case CorEnergy Infrastructure Trust, Inc. and Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 01-19-0228-CV in the 11th District Court of Harris County, Texas.

Table of Contents	Glossary of Defined Terms

The Company sought and obtained a temporary restraining order mandating that our tenant deliver the required financial statements. On April 1, 2019, that order was stayed pending an appeal by the tenant to the Texas First District Court of Appeals in Houston. On January 6, 2020, that appellate court rejected our tenant's appeal and remanded the case for further proceedings in the 11th District Court of Harris County, Texas. While the appeal was pending, the original temporary restraining order lapsed by its own terms. However, the Company is requesting a hearing for as early in April 2020 as possible to obtain a temporary injunction mandating our tenant deliver the required financial statements. The Company believes that it is entitled to such relief and will continue to pursue this litigation and all viable options to obtain and file the necessary tenant financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange ("NYSE"), under the symbol "CORR".
On December 1, 2015, we completed a 1-for-5 reverse stock split, which was previously approved by our Board of Directors. All issued and outstanding common stock and per share amounts reflected in this Report have been retroactively adjusted to reflect this reverse stock split for all periods presented. As of December 31, 2019, we had 28 stockholders of record.
Dividends
Our portfolio of real property assets and promissory notes generates cash flow to us from which we pay dividends to stockholders. The amount of any dividend is recorded on the ex-dividend date.
The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. Although there is no assurance that we will continue to make regular dividend payments, we believe that a number of actions can be taken to maintain 2020 dividends on a quarterly basis, and an estimated total 2020 annualized dividend of $3.00 per share, consistent with 2019 dividend payments. Refer to Item 7, "Dividends," for further discussion of our dividend.
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
As long as we qualify as a REIT, distributions made to our taxable U.S. stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends or retained capital gains) will be taken into account by them as ordinary income, and corporate stockholders will not be eligible for the dividends received deduction as to such amounts. If we received qualified dividend income and designate such portion of our distributions as qualified dividend income in a written notice mailed no later than 60 days after the close of our taxable year, an individual U.S. stockholder may qualify (provided holding period and certain other requirements are met) to treat such portion of the distribution as qualified dividend income, eligible to be taxed at the reduced maximum rate of 20 percent. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of such stockholder's common stock, but rather will reduce the adjusted basis of such shares as a return of capital. To the extent that such distributions exceed the adjusted basis of a stockholder's common stock, they will be included in income as long-term capital gains (or short-term capital gain if the shares have been held for one year or less), assuming the shares are a capital asset in the hands of the stockholder. Distributions that we properly designate as capital gain dividends will be taxable to stockholders as gains (to the extent they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year. If we designate any portion of a dividend as a capital gain dividend, a U.S. stockholder will receive an Internal Revenue Service Form 1099-DIV indicating the amount that will be taxable to the stockholder as a capital gain. As a REIT, we will be subject to corporate level tax on certain built-in gains in assets if such assets are sold during the 5-year period following conversion. Built-in gain assets are assets whose fair market value exceeds the

Table of Contents	Glossary of Defined Terms

REIT's adjusted tax basis at the time of conversion or assets acquired from a C corporation if our initial tax basis in the asset is less than the fair market value of the asset. In addition, a REIT may not have earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, we paid sufficient dividends in 2013 to distribute all accumulated earnings and profits.
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
Recent Sales of Unregistered Securities
During the fourth quarter ended December 31, 2019, certain holders elected to convert approximately $3.4 million of 7.00% Convertible Notes to CorEnergy common stock at a conversion rate of 30.3030 shares of common stock per $1,000 principal amount, as follows:

Conversion Date	Principal Amount of Convertible Notes Converted	Number of Shares of Common Stock Issued
November 13, 2019	$20,000	606
December 19, 2019	15,000	454
December 19, 2019	3,399,000	103,000
Total	$3,434,000	104,060
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
Performance Graph
We operate as a REIT and primarily own assets in the midstream and downstream U.S. Energy sectors that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas transmission and distribution assets. The following graph sets forth the cumulative return on our common stock between January 1, 2015 and December 31, 2019, as compared to the following set of relevant indices: FTSE NAREIT All Equity REIT Index ("FTSE NAREIT"), the Dow Jones Utilities Average Index ("DJ UTIL"), the S&P Global Infrastructure Index ("SPGTIND") and the Alerian MLP Index ("AMZ"). The graph assumes a $100 investment was made on December 31, 2014 in each of our common stock, the FTSE NAREIT, the DJ UTIL, the SPGTIND and the AMZ, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance.

Table of Contents	Glossary of Defined Terms

The performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

	Cumulative Value of $100 Investment, through December 31,
	2014	2015	2016	2017	2018	2019
CorEnergy Infrastructure Trust, Inc.	$100.00	$48.70	$143.61	$176.95	$158.04	$233.21
FTSE NAREIT All Equity REIT Index	100.00	102.24	111.89	123.67	114.05	153.07
Dow Jones Utilities Average Index	100.00	94.22	109.52	122.57	119.39	154.86
S&P Global Infrastructure Index	100.00	88.04	98.68	118.35	104.75	133.20
Alerian MLP Index	100.00	70.43	88.68	85.03	71.09	78.93
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

Table of Contents	Glossary of Defined Terms

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Operating Data
Total revenue	$85,945,570	$89,231,598	$88,749,377	$89,250,586	$71,288,935
Net Income attributable to CorEnergy Stockholders	4,079,495	43,711,876	32,602,790	29,663,200	12,319,911
Net Income (Loss) attributable to Common Stockholders	(5,175,973)	34,163,499	24,648,802	25,514,763	8,471,083
Per Share Data
Net Income (Loss) attributable to Common stockholders:
Basic	$(0.40)	$2.86	$2.07	$2.14	$0.79
Diluted	(0.40)	2.79	2.07	2.14	0.79
Cash dividends declared per common share	3.000	3.000	3.000	3.000	2.750
Other Data
AFFO attributable to Common stockholders(1)
Basic	$4.06	$4.11	$4.25	$4.41	$3.77
Diluted	3.83	3.70	3.81	3.93	3.56
(1) We believe that net income (loss), as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider Adjusted Funds From Operations ("AFFO") to be an appropriate measure of operating performance of an equity REIT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" included in Item 7 of this Report for a reconciliation of AFFO to our GAAP earnings.

	As of December 31,
	2019	2018	2017	2016	2015
Balance sheet data
Total assets	$651,455,794	$624,883,180	$633,418,113	$650,732,571	$677,979,621
Current debt maturities	5,612,178	3,528,000	3,528,000	7,128,556	66,132,000
Long-term debt	146,497,248	146,510,380	149,249,437	193,504,324	150,732,752
CorEnergy equity - Preferred	125,493,175	125,555,675	130,000,000	56,250,000	56,250,000
CorEnergy equity - Common	351,246,264	329,455,630	331,785,632	350,218,436	361,784,244
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
BUSINESS OBJECTIVE
CorEnergy primarily owns and seeks to own assets in the U.S. energy sector that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas and electric transmission and distribution assets. We also may provide other types of capital, including loans secured by energy infrastructure assets. Our objective has been to generate long-term contracted revenue from operators of our assets, primarily under triple-net participating leases without direct commodity price exposure. As a result of having received the PLR, we are now able to consider, and are considering, a broader set of investment opportunities than was available to us prior to issuance of the PLR. For additional information, see "Company Overview" in Item 1 of this Report.
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

Table of Contents	Glossary of Defined Terms

bond offerings, or equity offerings. We believe our leadership team's energy and utility expertise provides CorEnergy with a competitive advantage to acquire, own and lease U.S. energy infrastructure assets in a tax-efficient, transparent and investor-friendly REIT.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of December 31, 2019, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the years ended December 31, 2019, 2018 and 2017. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Report.

Table of Contents	Glossary of Defined Terms

The following table and discussion are a summary of our results of operations for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Revenue
Lease revenue	$67,050,506	$72,747,362	$68,803,804
Transportation and distribution revenue	18,778,237	16,484,236	19,945,573
Financing revenue	116,827	—	—
Total Revenue	85,945,570	89,231,598	88,749,377
Expenses
Transportation and distribution expenses	5,242,244	7,210,748	6,729,707
General and administrative	10,596,848	13,042,847	10,786,497
Depreciation, amortization and ARO accretion expense	22,581,942	24,947,453	24,047,710
Provision for loan gain	—	(36,867)	—
Total Expenses	38,421,034	45,164,181	41,563,914
Operating Income	$47,524,536	$44,067,417	$47,185,463
Other Income (Expense)
Net distributions and other income	$1,328,853	$106,795	$680,091
Net realized and unrealized gain (loss) on other equity securities	—	(1,845,309)	1,531,827
Interest expense	(10,578,711)	(12,759,010)	(12,378,514)
Gain on the sale of leased property, net	—	11,723,257	—
Loss on extinguishment of debt	(33,960,565)	—	(336,933)
Total Other Expense	(43,210,423)	(2,774,267)	(10,503,529)
Income before income taxes	4,314,113	41,293,150	36,681,934
Income tax expense (benefit), net	234,618	(2,418,726)	2,345,318
Net Income	4,079,495	43,711,876	34,336,616
Less: Net Income attributable to non-controlling interest	—	—	1,733,826
Net Income attributable to CorEnergy Stockholders	$4,079,495	$43,711,876	$32,602,790
Preferred dividend requirements	9,255,468	9,548,377	7,953,988
Net Income (Loss) attributable to Common Stockholders	$(5,175,973)	$34,163,499	$24,648,802

Other Financial Data(1)
Adjusted EBITDAre	$71,435,331	$69,395,739	$67,944,360
NAREIT FFO	16,870,068	46,796,201	46,308,969
FFO	16,857,484	47,959,311	46,046,781
AFFO	53,012,786	49,024,120	50,536,194
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue. Consolidated revenues were $85.9 million for the year ended December 31, 2019 compared to $89.2 million for the year ended December 31, 2018, representing a decrease of $3.3 million. Lease revenue was $67.1 million and $72.7 million for the years ended December 31, 2019 and 2018, respectively, with the decrease of approximately $5.7 million driven primarily by (i) the sale of the Portland Terminal Facility, partially offset by (ii) an increase in variable rent collected on the Pinedale lease during the year ended December 31, 2019.
Transportation and distribution revenue from our subsidiaries MoGas and Omega was $18.8 million and $16.5 million for the years ended December 31, 2019 and 2018, respectively. The $2.3 million increase primarily resulted from higher rates going into effect on December 1, 2018 related to the rate case filed by MoGas with the FERC, net of the final refund liability. The FERC rate case settlement was approved in August of 2019. Refer to "Asset Portfolio and Related Developments" for further discussion related to the FERC rate case settlement.
Transportation and Distribution Expenses. Transportation and distribution expenses were $5.2 million and $7.2 million for the years ended December 31, 2019 and 2018, respectively, representing a decrease of $2.0 million. The decrease relates primarily to lower legal, consulting and maintenance costs at MoGas.

Table of Contents	Glossary of Defined Terms

General and Administrative Expenses. General and administrative expenses were $10.6 million for the year ended December 31, 2019 compared to $13.0 million for the year ended December 31, 2018. The most significant components of the variance from the prior year are outlined in the following table and explained below:

	For the Years Ended December 31,
	2019	2018
Management fees	$6,786,637	$7,591,750
Acquisition and professional fees	2,413,617	3,759,505
Other expenses	1,396,594	1,691,592
Total	$10,596,848	$13,042,847
Management fees are directly proportional to our asset base. For the year ended December 31, 2019, management fees decreased $805 thousand compared to the prior year due to (i) cash utilized for the 7.00% Convertible Notes exchange in the first quarter of 2019, (ii) management fee waivers in the third and fourth quarters of 2019 to exclude the net proceeds from the 5.875% Convertible Notes offering (other than the cash portion of such proceeds utilized in connection with the exchange of the Company's 7.00% Convertible Notes) and (iii) lower incentive fees due to decreased revenue from the sale of the Portland Terminal in December 2018. See Part IV, Item 15, Note 9 ("Management Agreement") for additional information.
Acquisition and professional fees for the year ended December 31, 2019 decreased $1.3 million from the prior year primarily due to a decrease in professional fees. Professional fees decreased $1.0 million during the current year while asset acquisition expenses decreased $336 thousand. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. The decrease in professional fees during the year ended December 31, 2019 was primarily attributable to higher legal and consulting costs in the prior year related to monitoring our GIGS asset and the sale of the Portland Terminal Facility, partially offset by legal and consulting costs incurred in the current year related to the ongoing litigation with EGC/Cox Oil. Refer to Part IV, Item 15, Note 3 ("Leased Properties And Leases") for additional information.
Other expenses for the for the year ended December 31, 2019 decreased $295 thousand compared to the prior year. The decrease is primarily related to a loss on settlement of ARO related to the decommissioning of a segment of the GIGS pipeline system during the prior year.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $22.6 million for the year ended December 31, 2019 compared to $24.9 million for the year ended December 31, 2018. The $2.4 million decrease was primarily driven by depreciation expense, which decreased approximately $2.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in depreciation expense was driven by (i) the sale of the Portland Terminal Facility in December of 2018 and (ii) updates made to the estimated useful lives of certain ARO segments of GIGS at the end of 2018.
Provision for loan gain. For the year ended December 31, 2018, we recorded a provision for loan gain of approximately $37 thousand related to the satisfaction of the SWD loans with Four Wood Corridor upon sale of the assets securing the loans to Compass SWD, LLC in exchange for (i) a new loan agreement with Compass SWD, LLC for $1.3 million and (ii) cash proceeds from the sale recognized as principal payments on the SWD loans. For additional information, see Part IV, Item 15, Note 5 ("Financing Notes Receivable"). There were no loan (gain) loss provisions recorded for the year ended December 31, 2019.
Net Distributions and Other Income. Net distributions and other income for the year ended December 31, 2019 was $1.3 million compared to $107 thousand for the year ended December 31, 2018. The increase was primarily related to interest income, which increased approximately $1.2 million from the prior-year period, due to a higher cash balance maintained during 2019. Net distributions of approximately $0.1 million recognized for each of the years ended December 31, 2019 and 2018 were impacted by (i) the sale of a large portion of the Lightfoot investment as a result of the Arc Logistics merger with Zenith, completed on December 21, 2017, (ii) Lightfoot's disposition of its remaining asset interest at the end of 2018 and (iii) and the liquidation of Lightfoot at the end of 2019.
The portion of distributions and dividends deemed to be income versus a return of capital in any period are estimated at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities for the years ended December 31, 2019 and 2018 to the net distributions and other income recorded on the Consolidated Statements of Income.

Table of Contents	Glossary of Defined Terms

	For the Years Ended December 31,
	2019	2018
Gross cash distributions and other income received from investment securities	$1,328,853	$770,734
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	—	—
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	—	663,939
Net distributions and other income	$1,328,853	$106,795
Net Realized and Unrealized Loss on Other Equity Securities. For the year ended December 31, 2018, we recorded a net loss on other equity securities of $1.8 million. The net loss recorded during the year ended December 31, 2018 related to valuation considerations surrounding the arbitration award delivered to Eni USA and Gulf LNG as well as other market information. Due to the sale or asset disposition related to our investment securities at the end of 2018 and the liquidation of the remaining investment interest at the end of 2019, we no longer have an interest in other equity securities.
Interest Expense. For the years ended December 31, 2019 and 2018, interest expense totaled approximately $10.6 million and $12.8 million, respectively. The decrease was primarily attributable to (i) a decrease in interest expense as a result of the 7.00% Convertible Notes exchanges and conversions that occurred during the year ended December 31, 2019, partially offset by (ii) additional interest expense from the 5.875% Convertible Notes Offering in August of 2019. For additional information, see Part IV, Item 15, Note 11 ("Debt").
Gain on the sale of leased property. For the year ended December 31, 2018, a gain on the sale of leased property totaling approximately $11.7 million was recorded in connection with the sale of the Portland Terminal Facility to Zenith Terminals on December 21, 2018. For additional information, see Part IV, Item 15, Note 3 ("Leased Properties And Leases"). There was no gain on the sale of leased property recorded for the year ended December 31, 2019.
Loss on Extinguishment of Debt. For the year ended December 31, 2019, a loss on extinguishment of debt totaling approximately $34.0 million was recorded in connection with the 7.00% Convertible Notes exchanges completed in the first and third quarters of 2019. For additional information, see Part IV, Item 15, Note 11 ("Debt"). There was no loss on extinguishment of debt recorded for the year ended December 31, 2018.
Income Tax Expense (Benefit). Income tax expense was $235 thousand for the year ended December 31, 2019 compared to an income tax benefit of $2.4 million for the year ended December 31, 2018. The income tax expense recorded in the current year is primarily the result of (i) a change in our state effective rate due to changes in state law and state operations by certain of our TRS entities, (ii) certain fixed asset, deferred contract revenue and loan loss activities, partially offset by (iii) the impact of the refund liability related to the FERC rate case settlement and (iv) capital losses generated from the Lightfoot liquidation that will be carried back against capital gains from prior years. The income tax benefit recorded in the prior year was primarily attributable to (i) higher losses generated by our TRS subsidiaries and (ii) the capital losses generated from the sale of our interest in Joliet to Zenith Terminals and Lightfoot's disposition of its remaining asset interest that were carried back against capital gains generated from the sale of a portion of the Lightfoot investment in prior years.
Net Income. Net income was $4.1 million and $43.7 million for the years ended December 31, 2019 and 2018, respectively, representing a decrease of $39.6 million. After deducting $9.3 million and $9.5 million for the portion of preferred dividends that are allocable to each respective period, net income (loss) attributable to common stockholders for the year ended December 31, 2019 was $(5.2) million, or $(0.40) per basic and diluted common share, as compared to $34.2 million, or $2.86 per basic and $2.79 diluted common share, for the prior year.
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

Table of Contents	Glossary of Defined Terms

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
Management fees are directly proportional to our asset base. For the year ended December 31, 2018, management fees increased $378 thousand compared to the prior year due to the acquisition of the non-controlling interest in Pinedale LP, which closed on December 29, 2017. See Part IV, Item 15, Note 9 ("Management Agreement") for additional information.
Acquisition and professional fees for the year ended December 31, 2018 increased $1.4 million from the prior year primarily due to an increase in professional fees. The increase in professional fees for the year ended December 31, 2018 is primarily attributable to (i) higher legal and consulting costs in the current-year related to monitoring our GIGS asset, (ii) higher legal and consulting fees related to the sale of the Portland Terminal Facility and (iii) a prior-year reimbursement of legal fees received in 2017 for costs incurred during UPL's bankruptcy.
Asset acquisition costs for the year ended December 31, 2018 were relatively consistent with the prior year, decreasing $71 thousand, due to continued focus on potential acquisition opportunities. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence.
Other expenses for the for the year ended December 31, 2018 increased $500 thousand compared to the prior year. The increase is primarily related to (i) a loss on settlement of ARO related to the decommissioning of a segment of the GIGS pipeline system during 2018 and (ii) a non-cash gain recorded on settlement of accounts payable in the prior year.
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
Net Distributions and Other Income. Net distributions and other income for the year ended December 31, 2018 was $107 thousand compared to $680 thousand for the year ended December 31, 2017. The portion of distributions and dividends deemed to be income versus a return of capital in any period are estimated at the time such distributions are received. These estimates may be subsequently revised based on information received from the portfolio company after their tax reporting periods are concluded. The following table provides a reconciliation of the gross cash distributions and dividend income received from our investment securities for the years ended December 31, 2018 and 2017 to the net distributions and other income recorded as income on the Consolidated Statements of Income.

Table of Contents	Glossary of Defined Terms

	For the Years Ended December 31,
	2018	2017
Gross cash distributions and other income received from investment securities	$770,734	$949,646
Add:
Cash distributions received in prior period previously deemed a return of capital (dividend income) which have been reclassified as income (return of capital) in a subsequent period	—	(148,649)
Less:
Cash distributions and dividends received in current period deemed a return of capital and not recorded as income (recorded as a cost reduction) in the current period	663,939	120,906
Net distributions and other income	$106,795	$680,091
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
Interest Expense. For the years ended December 31, 2018 and 2017, interest expense totaled approximately $12.8 million and $12.4 million, respectively. This increase was attributable to (i) increased interest on the Amended Pinedale Term Credit Facility during 2018 as a result of the refinancing with Prudential on December 29, 2017, partially offset by (ii) interest incurred on outstanding borrowings on the CorEnergy Revolver and CorEnergy Term Loan during the prior year.

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
Income Tax Expense (Benefit). Income tax benefit was $2.4 million for the year ended December 31, 2018 compared to income tax expense of $2.3 million for the year ended December 31, 2017. The increased benefit in 2018 was primarily attributable to (i) higher losses generated by our TRS subsidiaries and (ii) the capital losses generated from the sale of our interest in Joliet to Zenith Terminals and Lightfoot's disposition of its remaining asset interest that will be carried back against capital gains generated from the sale of a portion of the Lightfoot investment in the prior year. Income tax expense for the year ended December 31, 2017 was primarily attributable to (i) the transition tax adjustment associated with application of lower effective tax rates from the Tax Cuts and Jobs Act enacted in December 2017 to existing deferred tax asset balances at our TRS entities, (ii) the write-off of certain deferred tax assets in connection with the reorganization of Omega from a TRS subsidiary to a qualified REIT subsidiary and (iii) realized and unrealized gains recorded associated with our Lightfoot investment.
Net Income. Net income was $43.7 million and $34.3 million for the years ended December 31, 2018 and 2017, respectively, representing an increase of $9.4 million. For the years ended December 31, 2018 and 2017, net income attributable to CorEnergy stockholders was $43.7 million and $32.6 million, respectively. After deducting $9.5 million and $8.0 million for the portion of preferred dividends that are allocable to each respective period, net income attributable to common stockholders for the year ended December 31, 2018 was $34.2 million, or $2.86 per basic and $2.79 diluted common share, as compared to $24.6 million, or $2.07 per basic and diluted common share, for the prior year.

Table of Contents	Glossary of Defined Terms

Common Equity Attributable to CorEnergy Stockholders per Share
As of December 31, 2019, our common equity increased by approximately $21.8 million to $351.2 million from $329.5 million as of December 31, 2018. This increase principally consists of: (i) $66.1 million of common stock issued pursuant to exchanges and conversion of 7.00% Convertible Notes and (ii) $404 thousand of common stock issued pursuant to reinvestment of dividends through the dividend reinvestment plan; partially offset by (iii) net loss attributable to CorEnergy common stockholders of approximately $5.2 million and (iv) dividends paid to our stockholders of approximately $39.5 million.

Book Value Per Common Share
Analysis of Equity	December 31, 2019	December 31, 2018
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,493,175 and $125,555,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,197 and 50,222 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	$125,493,175	$125,555,675
Capital stock, non-convertible, $0.001 par value; 13,638,916 and 11,960,225 shares issued and outstanding at December 31, 2019 and December 31, 2018 (100,000,000 shares authorized)	13,639	11,960
Additional paid-in capital	360,844,497	320,295,969
Retained earnings (deficit)	(9,611,872)	9,147,701
Total CorEnergy Stockholders' Equity	$476,739,439	$455,011,305
Subtract: 7.375% Series A Preferred Stock	(125,493,175)	(125,555,675)
Total CorEnergy Common Equity	$351,246,264	$329,455,630
Common shares outstanding	13,638,916	11,960,225
Book Value per Common Share	$25.75	$27.55
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

Table of Contents	Glossary of Defined Terms

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
The following table presents a reconciliation of Income Attributable to Common Stockholders, as reported in the Consolidated Statements of Income and Comprehensive Income to EBITDAre and Adjusted EBITDAre:

	For the Years Ended December 31,
	2019	2018	2017
Income (Loss) Attributable to Common Stockholders	$(5,175,973)	$34,163,499	$24,648,802
Add:
Interest expense, net	10,578,711	12,759,010	12,378,514
Depreciation, amortization, and ARO accretion	22,581,942	24,947,453	24,047,710
Less:
Gain on the sale of leased property, net	—	11,723,257	—
Income tax (expense) benefit	(234,618)	2,418,726	(2,345,318)
Non-controlling interest attributable to depreciation, amortization, and interest expense	—	—	2,283,024
EBITDAre(1)	$28,219,298	$57,727,979	$61,137,320
Add:
Loss on extinguishment of debt	33,960,565	—	336,933
Provision for loan gain	—	(36,867)	—
Preferred dividend requirements	9,255,468	9,548,377	7,953,988
Distributions and dividends received in prior period previously deemed a return of capital (recorded as a cost reduction) and reclassified as income in a subsequent period(2)	—	—	148,649
Loss on settlement of ARO	—	310,941	—
Less:
Net realized and unrealized gain (loss) on securities, non-cash(3)	—	(1,845,309)	1,410,921
Non-cash settlement of accounts payable	—	—	221,609
Adjusted EBITDAre(1)	$71,435,331	$69,395,739	$67,944,360
(1) Effective March 31, 2018, we now present EBITDAre, reported in accordance with NAREIT guidelines, and Adjusted EBITDAre as supplemental measures of our performance. Our prior year presentation has been updated to conform with the current year presentation.

(2) We characterize distributions received from private investments estimated based on prior year activity. After receiving the K-1s, which depict our share of income and losses from the investment in the security, previously unrealized gains can be reclassified as dividend income.

(3) Realized gains of $1.2 million related to the sale of interests in Lightfoot LP and Lightfoot GP have been excluded from Adjusted EBITDA for the year ended December 31, 2017. Refer to Part IV, Item 15, Note 10 ("Fair Value") for additional discussion.

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
FFO ADJUSTED FOR SECURITIES INVESTMENTS (FFO)
Due to the legacy investments that we held, we have also historically presented a measure of FFO, to which we refer herein as FFO Adjusted for Securities Investments which is derived by further adjusting NAREIT FFO for distributions received from investment securities, income tax expense (benefit) from investment securities, net distributions and other income and net realized and unrealized gain or loss on other equity securities.
We present NAREIT FFO and FFO Adjusted for Securities Investments because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors, and other interested parties in

Table of Contents	Glossary of Defined Terms

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
We calculate NAREIT FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts in its March 1995 White Paper (as amended in November 1999 and April 2002) and FFO Adjusted for Securities Investment as NAREIT FFO with additional adjustments described above due to our legacy investments. This may differ from the methodology for calculating FFO utilized by other REITs and, accordingly may not be comparable to such other REITs. NAREIT FFO and FFO Adjusted for Securities Investments do not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations, or other commitments and uncertainties. NAREIT FFO and FFO Adjusted for Securities Investments, as we have historically reported, should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance, or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
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
For completeness, the following table sets forth a reconciliation of our net income (loss) as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the years ended December 31, 2019, 2018 and 2017. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus (gain) loss on extinguishment of debt, provision for loan (gain) loss, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, amortization of above market leases, income tax expense (benefit) unrelated to securities investments, non-cash costs associated with derivative instruments, (gain) loss on the settlement of ARO, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Years Ended December 31,
	2019	2018	2017
Net Income attributable to CorEnergy Stockholders	$4,079,495	$43,711,876	$32,602,790
Less:
Preferred Dividend Requirements	9,255,468	9,548,377	7,953,988
Net Income (Loss) attributable to Common Stockholders	$(5,175,973)	$34,163,499	$24,648,802
Add:
Depreciation	22,046,041	24,355,959	23,292,713
Less:
Gain on the sale of leased property, net	—	11,723,257	—
Non-Controlling Interest attributable to NAREIT FFO reconciling items	—	—	1,632,546
NAREIT funds from operations (NAREIT FFO)	$16,870,068	$46,796,201	$46,308,969
Add:
Distributions received from investment securities	1,328,853	106,795	949,646
Income tax expense (benefit) from investment securities	(12,584)	(682,199)	1,000,084
Less:
Net distributions and other income	1,328,853	106,795	680,091
Net realized and unrealized gain (loss) on other equity securities	—	(1,845,309)	1,531,827
Funds from operations adjusted for securities investments (FFO)	$16,857,484	$47,959,311	$46,046,781
Add:
Loss of extinguishment of debt	33,960,565	—	336,933
Transaction costs	185,495	521,311	592,068
Amortization of debt issuance costs	1,226,139	1,414,457	1,661,181
Amortization of deferred lease costs	91,932	91,932	91,932
Accretion of asset retirement obligation	443,969	499,562	663,065
Non-cash loss associated with derivative instruments	—	—	33,763
Loss on settlement of ARO	—	310,941	—
Less:
Non-cash settlement of accounts payable	—	—	221,609
Income tax (expense) benefit	(247,202)	1,736,527	(1,345,234)
Provision for loan gain	—	36,867	—
Non-Controlling Interest attributable to AFFO reconciling items	—	—	13,154
Adjusted funds from operations (AFFO)	$53,012,786	$49,024,120	$50,536,194

Weighted Average Shares of Common Stock Outstanding:
Basic	13,041,613	11,935,021	11,900,516
Diluted	15,425,747	15,389,180	15,355,061
NAREIT FFO attributable to Common Stockholders
Basic	$1.29	$3.92	$3.89
Diluted (1)	$1.29	$3.61	$3.59
FFO attributable to Common Stockholders
Basic	$1.29	$4.02	$3.87
Diluted (1)	$1.29	$3.69	$3.57
AFFO attributable to Common Stockholders
Basic	$4.06	$4.11	$4.25
Diluted (2)	$3.83	$3.70	$3.81
(1) The year ended December 31, 2019 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. The years ended December 31, 2018 and 2017 include these dilutive adjustments. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part IV, Item 15, Note 11 ("Debt") for additional details.

(2) Diluted per share calculations include a dilutive adjustment for convertible note interest expense. Refer to the Convertible Note Interest Expense table in Part IV, Item 15, Note 11 ("Debt") for additional details.

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Fiscal 2019 Quarters Ended
	March 31	June 30	September 30	December 31
Net Income (Loss) attributable to CorEnergy Stockholders	$3,866,441	$9,824,926	$(19,419,600)	$9,807,728
Less:
Preferred Dividend Requirements	2,314,128	2,313,780	2,313,780	2,313,780
Net Income (Loss) attributable to Common Stockholders	$1,552,313	$7,511,146	$(21,733,380)	$7,493,948
Add:
Depreciation	5,511,121	5,511,274	5,511,367	5,512,279
NAREIT funds from operations (NAREIT FFO)	$7,063,434	$13,022,420	$(16,222,013)	$13,006,227
Add:
Distributions received from investment securities	256,615	285,259	360,182	426,797
Income tax expense (benefit) from investment securities	151,793	6,912	45,205	(216,494)
Less:
Net distributions and other income	256,615	285,259	360,182	426,797
Funds from operations adjusted for securities investments (FFO)	$7,215,227	$13,029,332	$(16,176,808)	$12,789,733
Add:
Loss of extinguishment of debt	5,039,731	—	28,920,834	—
Transaction costs	53,970	88,611	14,799	28,115
Amortization of debt issuance costs	298,432	281,630	313,022	333,055
Amortization of deferred lease costs	22,983	22,983	22,983	22,983
Accretion of asset retirement obligation	110,992	110,993	110,992	110,992
Less:
Income tax (expense) benefit	(295,542)	(55,787)	137,911	(33,784)
Adjusted funds from operations (AFFO)	$13,036,877	$13,589,336	$13,067,911	$13,318,662

Weighted Average Shares of Common Stock Outstanding:
Basic	12,604,943	12,811,171	13,188,546	13,549,797
Diluted	15,042,567	14,934,886	15,609,545	16,102,310
NAREIT FFO attributable to Common Stockholders
Basic	$0.56	$1.02	$(1.23)	$0.96
Diluted (1)	$0.56	$0.96	$(1.23)	$0.93
FFO attributable to Common Stockholders
Basic	$0.57	$1.02	$(1.23)	$0.94
Diluted (1)	$0.57	$0.96	$(1.23)	$0.92
AFFO attributable to Common Stockholders
Basic	$1.03	$1.06	$0.99	$0.98
Diluted (2)	$0.96	$0.99	$0.94	$0.94
(1) The fiscal 2019 quarters ended for March 31 and September 30 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. The fiscal 2019 quarters ended June 30 and December 31 include these dilutive adjustments. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented.

(2) Diluted per share calculations include a dilutive adjustment for convertible note interest expense.

Table of Contents	Glossary of Defined Terms

DIVIDENDS
Our portfolio of real property assets and promissory notes generates cash flow from which we pay distributions to stockholders. For the year ended December 31, 2019, the primary sources of our stockholder distributions include lease revenue and transportation and distribution revenue from our real property assets. Deterioration in the cash flows generated by any of these sources may impact our ability to fund distributions to stockholders. Based on our current asset base, we target a ratio of AFFO to dividends of 1.5 times. We believe that this level of coverage provides a prudent reserve level to achieve dividend stability and growth over the long term. For the year ended December 31, 2019, our ratio of AFFO to dividends is 1.35 times, which is below our target ratio.
To maintain AFFO coverage in 2020, we believe that a number of actions can be taken to adequately offset the lost revenue from the sale of the Portland Terminal, which include deleveraging of our balance sheet through preferred equity and debt repurchases, at attractive market prices. However, in the current market, we believe it is prudent to hold the net cash proceeds from the 5.875% Convertible Note Offering to utilize in additional investments in revenue generating assets. We regularly assess our ability to pay and to grow our dividend to common stockholders, and there is no assurance that we will continue to make regular dividend payments at current levels.
Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year. Refer to Part IV, Item 15, Note 6 ("Income Taxes") included in this Report for information on characterization of distributions for federal income tax purposes for the years ended December 31, 2019, 2018 and 2017.
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
The following table sets forth common stock distributions for the years ended December 31, 2019, 2018 and 2017. Distributions are shown in the period in which they were declared.

Common Dividends
Amount
2019
Fourth Quarter	$0.7500
Third Quarter	0.7500
Second Quarter	0.7500
First Quarter	0.7500

2018
Fourth Quarter	$0.7500
Third Quarter	0.7500
Second Quarter	0.7500
First Quarter	0.7500

2017
Fourth Quarter	$0.7500
Third Quarter	0.7500
Second Quarter	0.7500
First Quarter	0.7500

Table of Contents	Glossary of Defined Terms

The following table sets forth preferred stock distributions for the years ended December 31, 2019, 2018 and 2017:

Preferred Dividends
Amount
2019
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609

2018
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609

2017
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609
On February 28, 2020, we will pay fourth quarter dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Cumulative Redeemable Preferred Stock.
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
We elected to be taxed as a REIT for 2013 and subsequent years and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as qualified dividend income ("QDI"). To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution is generally treated as QDI. While regular REIT dividends are not eligible for the reduced QDI tax rates, with respect to taxable years beginning after December 31, 2017 and before January 1, 2026, Section 199A of the Code typically permits a 20 percent deduction against taxable income for noncorporate taxpayers for qualified business income, which includes dividends from a REIT received during the tax year that is not a capital gain dividend or a dividend qualifying for the QDI rate, subject to certain income and holding period limitations.
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
If we cease to qualify as a REIT, we, as a C corporation, would be obligated to pay federal and state income tax on our taxable income. For 2019, the federal income tax rate for a corporation was 21 percent.

Table of Contents	Glossary of Defined Terms

The Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted on December 22, 2017. The 2017 Tax Act reduced the US federal corporate tax rate from 35 percent to 21 percent. The 2017 Tax Act also repealed the alternative minimum tax for corporations. We completed our accounting for the tax effects of enactment of the 2017 Tax Act in 2018. We remeasured deferred tax assets and liabilities based on the updated rates at which they are expected to reverse in the future, which resulted in a $1.3 million transition adjustment that reduced net deferred tax assets. We will continue to assess the impact of new tax legislation, as well as any future regulations and updates provided by the tax authorities. Refer to Part IV, Item 15, Note 6 ("Income Taxes") for additional information.
MAJOR TENANTS
As of December 31, 2019, we had two significant leases. For additional information concerning these leases, see Part I, Item 2, "Properties" and Part IV, Item 15, Note 3 ("Leased Properties And Leases") included in this Report. The table below displays the impact of significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2019	2018	2019	2018	2017
Pinedale LGS (2)	44.4%	44.5%	39.2%	35.2%	31.2%
Grand Isle Gathering System	55.3%	55.2%	60.6%	55.9%	59.1%
Portland Terminal Facility (3)	—%	—%	—%	8.8%	9.6%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $4.6 million, $4.3 million and $587 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
(3) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, are included in Part I, Item 2, "Properties" and in Part IV, Item 15, Note 3 ("Leased Properties And Leases") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio during the year ended December 31, 2019 and through the date of this Report.
Grand Isle Gathering System
On October 18, 2018, EGC was acquired by an affiliate of the privately-held Gulf of Mexico operator, Cox Oil, for approximately $322.0 million. With the purchase of EGC by Cox Oil, it is anticipated that EGC will remain a separate subsidiary owned by an affiliate of Cox Oil and that EGC (not Cox Oil) will continue to be the guarantor of the tenant's obligation under the Lease Agreement. To date, EGC has met its obligations to make lease payments. We are currently engaged in efforts to enforce the reporting requirements in the lease. For additional information, refer to Part I, Item 3, Legal Proceedings and Part IV, Item 15, Note 3 ("Leased Properties And Leases").
Pinedale LGS
Effective August 8, 2019, UPL's common stock was delisted from the NASDAQ Global Select Market and commenced trading on the OTCQX marketplace under the symbol "UPLC." UPL plans to continue to make all required SEC filings, including those on Forms 10-K, 10-Q and 8-K, and will remain subject to all SEC rules and regulations applicable to reporting companies under the Securities Exchange Act of 1934.

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
On November 7, 2019, UPL updated full-year 2019 capital investment guidance to a range of $240 million to $250 million. UPL also announced expected 2020 production to be between 182 and 192 Bcfe, which assumes suspended drilling and the maximum capital expenditures outlined above. UPL also stated it continues proactive efforts to reduce debt and affirms its ongoing advisor engagements that are focused on liability management and assisting management and its board of directors in evaluating a range of strategic alternatives.

Table of Contents	Glossary of Defined Terms

On February 18, 2020, UPL announced a spring borrowing base redetermination, effective April 1, 2020, which will reduce the borrowing base to $1.075 billion, with $100 million of the commitment attributed to its credit facility. Additionally, UPL announced full-year 2019 production of 240.2 Bcfe.
MoGas Pipeline
Effective March 1, 2017, MoGas entered into a long-term firm transportation services agreement with Spire, its largest customer. The agreement extends the termination date for Spire's existing firm transportation agreement to October 31, 2030. During the entire extended term, Spire will continue to reserve 62,800 dekatherms per day of firm transportation capacity on MoGas. This service continued at the full tariff rate of $12.385 per dekatherm per month until October 31, 2018, at which time the rate was reduced to $6.386 per dekatherm per month for the remainder of the agreement.
On May 31, 2018, MoGas filed a general rate case before FERC. The proposed change in rates sought to (i) recover increases in capital, operating and maintenance expenditures incurred; (ii) mitigate for the substantial decrease in volumes due to the loss of a firm transportation contract with a St. Louis natural gas marketing entity; (iii) mitigate for the substantial decrease in revenue from Spire; and (iv) reflect changes in the corporate income tax rate associated with the 2017 Tax Cuts and Jobs Act. The proposed rates went into effect on December 1, 2018. On August 22, 2019, the FERC approved a settlement agreed to by MoGas and all intervenors in the rate case to provide annual rates of approximately $14.8 million, effective September 1, 2019. As a result of the approved and effective settlement, MoGas has begun to refund the difference between the filed rates and the settlement rates. In conjunction with the settlement, MoGas entered into 5-year firm transportation service agreements with its customers in exchange for modest discounts. The agreements, which amend prior year-to-year agreements, extend the termination date for the existing firm transportation service agreements to December 31, 2023.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of December 31, 2019:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt	$33,944,000	$3,528,000	$30,416,000	$—	$—
Interest payments on Pinedale LP Debt		2,107,331	3,607,076	—	—
7.00% Convertible Debt(1)	2,092,000	2,092,000	—	—	—
Interest payments on 7.00% Convertible Debt(1)		73,220	—	—	—
5.875% Convertible Debt	120,000,000	—	—	—	120,000,000
Interest payments on 5.875% Convertible Debt		7,108,750	14,100,000	14,100,000	7,050,000
Totals		$14,909,301	$48,123,076	$14,100,000	$127,050,000
(1) Subsequent to December 31, 2019, holders of the 7.00% Convertible Notes converted $416 thousand face amount of notes for 12,605 shares of common stock, reducing (i) the 7.00% Convertible Notes outstanding to $1.7 million and (ii) interest expense to $59 thousand in 2020.

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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2019, we had liquidity of approximately $257.3 million comprised of cash of $120.9 million plus revolver availability of $136.4 million. During 2019, our liquidity was enhanced by the net proceeds from the 5.875% Convertible Note offering, partially offset by cash utilized to complete two exchanges of the 7.00% Convertible Notes. The results of the MoGas rate case settlement discussed in the "Asset Portfolio and Related Developments" section above had a positive impact on revolver availability at the end of 2019 and going forward.
We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to fund future operating requirements and acquisition opportunities. If our ability to access the capital markets is restricted, as currently is the case as discussed in Part IV, Item 15, Note 13 ("Stockholders' Equity") or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.
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
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Years Ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$61,779,104	$48,622,740	$56,791,571
Investing activities	4,699,066	56,816,490	7,595,477
Financing activities	(14,901,704)	(51,939,122)	(56,495,063)
Net increase in cash and cash equivalents	$51,576,466	$53,500,108	$7,891,985
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2019 were primarily generated by (i) lease receipts of $63.2 million ($67.1 million lease revenue, net of $3.9 million of straight-line rent accrued during the period) and (ii) $17.1 million in net contributions from our operating subsidiaries MoGas and Omega, partially offset by (iii) $10.6 million in general and administrative expenses and (iv) $6.8 million in cash paid for interest.
Net cash flows provided by operating activities for the year ended December 31, 2018 were primarily generated by (i) lease receipts of $62.3 million ($72.7 million lease revenue, net of $7.0 million of straight-line rent accrued during the period and $3.4 million of unearned revenue received in 2017) and (ii) $12.5 million in net contributions from our operating subsidiaries MoGas and Omega, partially offset by (iii) $13.0 million in general and administrative expenses, (iv) $11.2 million in cash paid for interest and (v) a $1.3 million increase in accounts and other receivables during the period.
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
Cash Flows from Investing Activities
Net cash flows provided by investing activities for the year ended December 31, 2019 were primarily attributed to a $5.0 million payment received on January 7, 2019 related to the promissory note entered into as part of the Portland Terminal Facility sale.

Table of Contents	Glossary of Defined Terms

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
Cash Flows from Financing Activities
Net cash flows used in financing activities for the year ended December 31, 2019 were primarily attributable to (i) cash paid for the extinguishment of the 7.00% Convertible Notes of $78.9 million, (ii) common and preferred dividends paid of $39.1 million and $9.3 million, respectively and (iii) principal payments of $3.5 million on our secured credit facilities, partially offset by (iv) net proceeds from the 5.875% Convertible Notes offering of $116.4 million.
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
Revolving and Term Credit Facilities
CorEnergy Credit Facility
Prior to 2017, we had a credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) providing borrowing capacity of $153.0 million, consisting of (i) the CorEnergy Revolver of $105.0 million, (ii) the CorEnergy Term Loan of $45.0 million and (iii) the MoGas Revolver of $3.0 million.
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
The amended facility has a 5-year term maturing on July 28, 2022, and provided for a springing maturity on February 28, 2020, and thereafter, if we failed to meet certain liquidity requirements from the springing maturity date through the maturity of our 7.00% Convertible Notes on June 15, 2020. This springing maturity would have been triggered on the first date on or after February 28, 2020 that both (i) the outstanding principal amount of the 7.00% Convertible Notes exceeded $28,750,000 and (ii) our unrestricted cash liquidity (including, for purposes of this calculation, the undrawn portion of the Borrowing Base then available for borrowing under the CorEnergy Credit Facility) was less than the sum of (x) the outstanding principal amount of the 7.00% Convertible Notes plus (y) $5,000,000. We will not trigger the springing maturity as a result of the 7.00% Convertible Note exchange completed in August of 2019, which reduced the outstanding principal balance of the 7.00% Convertible Notes below the springing maturity threshold. Refer to Part IV, Item 15, Note 11 ("Debt") included in this Report for further details on convertible debt transactions.
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

Table of Contents	Glossary of Defined Terms

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
We were in compliance with all covenants at December 31, 2019 and had approximately $136.4 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in this Report.
Amended Pinedale Term Credit Facility
In December 2012, Pinedale LP entered into a $70.0 million secured term credit facility with a lender that provided for monthly payments of principal and interest and was secured by the Pinedale LGS. The credit facility accrued interest at a variable annual rate linked to LIBOR.
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Term Credit Facility is subject to (i) a minimum interest coverage ratio of 3.0 to 1.0, (ii) a maximum leverage ratio of 3.25 to 1.0 and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. We were in compliance with all covenants at December 31, 2019. For a summary of the additional material terms of the Pinedale Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in this Report for additional information.
MoGas Revolver
In conjunction with the MoGas Transaction, MoGas Pipeline LLC and United Property Systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the "MoGas Revolver"), with certain lenders, including Regions Bank as agent for such lenders. Following subsequent amendments and restatements made on July 8, 2015 and July 28, 2017 in connection with the amendments and restatements of the CorEnergy Credit Facility, discussed above, commitments under the MoGas Revolver were reduced from the original level of $3.0 million to a current total of $1.0 million. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the CorEnergy Revolver. Refer to Part IV, Item 15, Note 11 ("Debt") for further information. As of December 31, 2019, the co-borrowers were in compliance with all covenants and there were no borrowings outstanding on the MoGas Revolver.
Mowood/Omega Revolver
On July 31, 2015, a $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank with a maturity date of July 31, 2016. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2020. The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2019.

Table of Contents	Glossary of Defined Terms

Convertible Notes
7.00% Convertible Notes
On June 29, 2015, we completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020. The Convertible Notes mature on June 15, 2020 and bear interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.
As authorized by our Board of Directors, during May 2016, we repurchased $1.0 million of face value of 7.00% Convertible Notes. During the year ended December 31, 2018, certain holders elected to convert $42 thousand of 7.00% Convertible Notes for 1,271 shares of our common stock.
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
On August 15, 2019, we used a portion of the net proceeds from the offering of the 5.875% Convertible Notes discussed further below, together with shares of our common stock, to exchange $63.9 million face amount of its 7.00% Convertible Notes pursuant to privately negotiated agreements with three holders. The total cash and stock consideration for the exchange was valued at approximately $93.2 million. This included an aggregate of 703,432 shares of common stock plus cash consideration of approximately $60.2 million, including $733 thousand of interest expense. We recorded a loss on extinguishment of debt of approximately $28.9 million in the Consolidated Statements of Income for the third quarter of 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $360 thousand and $24 thousand, respectively. Collectively, for the two exchange transactions described above, we recorded a loss on extinguishment of debt of $34.0 million for the year ended December 31, 2019.
Additionally, during the year ended December 31, 2019, certain holders elected to convert $4.2 million of 7.00% Convertible Notes for approximately 127,143 shares of common stock, respectively. As of December 31, 2019, the Company has $2.1 million aggregate principal amount of 7.00% Convertible Notes outstanding.
At the present time, we may not redeem the remaining 7.00% Convertible Notes prior to the maturity date without the consent of the agent and lenders of the CorEnergy Credit Facility. Holders may convert their 7.00% Convertible Notes into shares of our common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The current conversion rate for the 7.00% Convertible Notes is 30.3030 shares of common stock per $1,000 principal amount of the 7.00% Convertible Notes, equivalent to an initial conversion price of $33.00 per share of our common stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
Refer to Part IV, Item 15, Note 11 ("Debt") included in this Report for additional information concerning the 7.00% Convertible Notes.
5.875% Convertible Notes
On August 12, 2019, we completed a private placement offering of $120.0 million aggregate principal amount of 5.875% Convertible Senior Notes due 2025 to the initial purchasers of such notes for cash in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. The initial purchasers then resold the 5.875% Convertible Notes for cash equal to 100 percent of the aggregate principal amount thereof to qualified institutional buyers, as defined in Rule 144A under the Securities Act, in reliance on an exemption from registration provided by Rule 144A. The 5.875% Convertible Notes mature on August 15, 2025 and bear interest at a rate of 5.875 percent per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.
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

Refer to Part IV, Item 15, Note 11 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes.
Shelf Registration Statements
On October 30, 2018, we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan pursuant to a separate shelf registration statement filed with the SEC. As of December 31, 2019, we have issued 22,003 shares of common stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
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
Liquidity and Capitalization
Our principal investing activities are acquiring and financing midstream and downstream real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. These investing activities have often been financed from the proceeds of our public equity and debt offerings as well as the term and credit facilities mentioned above. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. Additionally, our liquidity and capitalization may be impacted by the optional redemption of Series A Preferred Stock. As disclosed in Part IV, Item 15, Note 13 ("Stockholders' Equity"), the depositary shares may be redeemed on or after January 27, 2020, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.
The following table presents our liquidity and capitalization as of December 31, 2019 and 2018:

Liquidity and Capitalization
	December 31, 2019	December 31, 2018
Cash and cash equivalents	$120,863,643	$69,287,177
Revolver availability	$136,358,445	$122,721,258

Revolving credit facility	$—	$—
Long-term debt (including current maturities) (1)	152,109,426	150,038,380
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	125,493,175	125,555,675
Capital stock, non-convertible, $0.001 par value	13,639	11,960
Additional paid-in capital	360,844,497	320,295,969
Retained earnings (deficit)	(9,611,872)	9,147,701
CorEnergy equity	476,739,439	455,011,305
Total CorEnergy capitalization	$628,848,865	$605,049,685
(1) Long-term debt is presented net of discount and deferred debt costs.
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both December 31, 2019 and 2018.
SUBSEQUENT EVENTS
For additional information regarding transactions that occurred subsequent to December 31, 2019, see Part IV, Item 15, Note 16 ("Subsequent Events") included in this annual Report on Form 10-K.

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
The projected cash flows of long-lived assets are primarily based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates, and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates. There were no impairments of long-lived assets recorded during the years ended December 31, 2019, 2018 or 2017.
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

Table of Contents	Glossary of Defined Terms

Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Historically, we have considered fluctuations in the value of our securities portfolio to be our principal market risk. With respect to our equity securities, there has been a substantial decline in our market risk exposure as compared to prior years, as certain private equity investments were sold or disposed of by the end of 2018 and liquidated by the end of 2019. Refer to Part IV, Item 15, Note 10 ("Fair Value") for additional details.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2019, we had long-term debt (net of current maturities) with a carrying value of $146.5 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable-rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at December 31, 2019, and accordingly, no market risk exposure on outstanding variable rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Contents	Glossary of Defined Terms

Our management assessed our systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of December 31, 2019. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Report). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2019.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited CorEnergy Infrastructure Trust, Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CorEnergy Infrastructure Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, equity and cash flow for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

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
As of December 31, 2019, we are an accelerated filer. As an accelerated filer for the fiscal year ended December 31, 2019, we are required to prepare and include in our annual report to stockholders for such period a report regarding management's assessment of our internal control over financial reporting under the Exchange Act and have included this report in Item 9A of this Annual Report on Form 10-K.
Additional information is incorporated herein by reference to the sections captioned "Nominees for Directors," "Incumbent Directors Continuing in Office," "Information About Executive Officers," "Board of Directors Meetings and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Stockholder Proposals and Nominations for the 2021 Annual Meeting" in our proxy statement for our 2020 Annual Stockholder Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections captioned "Director Compensation Table" and "Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2020 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections captioned "Security Ownership of Management and Certain Beneficial Owners" and "Director Compensation" in our proxy statement for our 2020 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections captioned "Nominees for Director," "Incumbent Directors Continuing in Office," "Board of Directors Meetings and Committees" and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2020 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Services" in our proxy statement for our 2020 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

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

4.6	Description of Securities - filed herewith
10.1.1	Dividend Reinvestment Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007).
10.1.2	Amendment No. 1 to Dividend Reinvestment Plan (incorporated by reference to the Registrant's current report on Form 8-K, filed on April 24, 2019).
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

10.2.4
Letter Agreement, dated March 31, 2019, concerning Incentive Fee for March 31, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2019, filed May 2, 2019).

10.2.5
Letter Agreement, dated June 30, 2019, concerning Incentive Fee for June 30, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2019, filed August 1, 2019).

10.2.6
Letter Agreement, dated September 30, 2019, concerning Incentive Fee for September 30, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2019, filed October 31, 2019).

10.2.7
Letter Agreement, dated September 30, 2019, concerning Management Fee for September 30, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2019, filed October 31, 2019).

10.2.8
Letter Agreement, dated December 31, 2019, concerning Incentive Fee for December 31, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. - filed herewith

10.2.9
Letter Agreement, dated December 31, 2019, concerning Management Fee for December 31, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. - filed herewith

Table of Contents	Glossary of Defined Terms

10.3.1	Second Amended Administration Agreement dated December 1, 2011 (incorporated by reference to the Registrant’s current report on Form 8-K, filed December 1, 2011).
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

10.15.2	Guaranty, dated June 22, 2015, by CorEnergy Infrastructure Trust, Inc. in favor Energy XXI USA, Inc. (incorporated by reference to the Registrant's current report on Form 8-K, filed June 22, 2015).

Table of Contents	Glossary of Defined Terms

10.15.3	Guaranty, dated June 22, 2015, by Energy XXI Ltd in favor of Grand Isle Corridor, LP (incorporated by reference to the Registrant's current report on Form 8-K, filed June 22, 2015).
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

21.1	Subsidiaries of the Company - filed herewith
23.1	Consent of Ernst & Young LLP dated February 27, 2020 - filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101
The following materials from CorEnergy Infrastructure Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements - furnished herewith

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, equity and cash flow for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.
Kansas City, Missouri
February 27, 2020

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Leased property, net of accumulated depreciation of $105,825,816 and $87,154,095	$379,211,399	$398,214,355
Property and equipment, net of accumulated depreciation of $19,304,610 and $15,969,346	106,855,677	109,881,552
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,235,000	1,300,000
Note receivable	—	5,000,000
Cash and cash equivalents	120,863,643	69,287,177
Deferred rent receivable	29,858,102	25,942,755
Accounts and other receivables	4,143,234	5,083,243
Deferred costs, net of accumulated amortization of $1,956,710 and $1,290,236	2,171,969	2,838,443
Prepaid expenses and other assets	804,341	668,584
Deferred tax asset, net	4,593,561	4,948,203
Goodwill	1,718,868	1,718,868
Total Assets	$651,455,794	$624,883,180
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $158,070 and $210,891	33,785,930	37,261,109
Unsecured convertible senior notes, net of discount and debt issuance costs of $3,768,504 and $1,180,729	118,323,496	112,777,271
Asset retirement obligation	8,044,200	7,956,343
Accounts payable and other accrued liabilities	6,000,981	3,493,490
Management fees payable	1,669,950	1,831,613
Unearned revenue	6,891,798	6,552,049
Total Liabilities	$174,716,355	$169,871,875
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,493,175 and $125,555,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,197 and 50,222 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	$125,493,175	$125,555,675
Capital stock, non-convertible, $0.001 par value; 13,638,916 and 11,960,225 shares issued and outstanding at December 31, 2019 and December 31, 2018 (100,000,000 shares authorized)	13,639	11,960
Additional paid-in capital	360,844,497	320,295,969
Retained earnings (deficit)	(9,611,872)	9,147,701
Total Equity	476,739,439	455,011,305
Total Liabilities and Equity	$651,455,794	$624,883,180
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017
Revenue
Lease revenue	$67,050,506	$72,747,362	$68,803,804
Transportation and distribution revenue	18,778,237	16,484,236	19,945,573
Financing revenue	116,827	—	—
Total Revenue	85,945,570	89,231,598	88,749,377
Expenses
Transportation and distribution expenses	5,242,244	7,210,748	6,729,707
General and administrative	10,596,848	13,042,847	10,786,497
Depreciation, amortization and ARO accretion expense	22,581,942	24,947,453	24,047,710
Provision for loan gain	—	(36,867)	—
Total Expenses	38,421,034	45,164,181	41,563,914
Operating Income	$47,524,536	$44,067,417	$47,185,463
Other Income (Expense)
Net distributions and other income	$1,328,853	$106,795	$680,091
Net realized and unrealized gain (loss) on other equity securities	—	(1,845,309)	1,531,827
Interest expense	(10,578,711)	(12,759,010)	(12,378,514)
Gain on the sale of leased property, net	—	11,723,257	—
Loss on extinguishment of debt	(33,960,565)	—	(336,933)
Total Other Expense	(43,210,423)	(2,774,267)	(10,503,529)
Income before income taxes	4,314,113	41,293,150	36,681,934
Taxes
Current tax expense (benefit)	(120,024)	(585,386)	2,831,658
Deferred tax expense (benefit)	354,642	(1,833,340)	(486,340)
Income tax expense (benefit), net	234,618	(2,418,726)	2,345,318
Net Income	4,079,495	43,711,876	34,336,616
Less: Net Income attributable to non-controlling interest	—	—	1,733,826
Net Income attributable to CorEnergy Stockholders	$4,079,495	$43,711,876	$32,602,790
Preferred dividend requirements	9,255,468	9,548,377	7,953,988
Net Income (Loss) attributable to Common Stockholders	$(5,175,973)	$34,163,499	$24,648,802

Net Income	$4,079,495	$43,711,876	$34,336,616
Other comprehensive income:
Changes in fair value of qualifying hedges / AOCI attributable to CorEnergy stockholders	—	—	11,196
Changes in fair value of qualifying hedges / AOCI attributable to non-controlling interest	—	—	2,617
Net Change in Other Comprehensive Income	$—	$—	$13,813
Total Comprehensive Income	4,079,495	43,711,876	34,350,429
Less: Comprehensive income attributable to non-controlling interest	—	—	1,736,443
Comprehensive Income attributable to CorEnergy Stockholders	$4,079,495	$43,711,876	$32,613,986
Earnings (Loss) Per Common Share:
Basic	$(0.40)	$2.86	$2.07
Diluted	$(0.40)	$2.79	$2.07
Weighted Average Shares of Common Stock Outstanding:
Basic	13,041,613	11,935,021	11,900,516
Diluted	13,041,613	15,389,180	11,900,516
Dividends declared per share	$3.000	$3.000	$3.000
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31, 2016	11,886,216	$11,886	$56,250,000	$350,217,746	$(11,196)	$—	$27,441,044	$433,909,480
Net Income	—	—	—	—	—	32,602,790	1,733,826	34,336,616
Amortization related to de-designated cash flow hedges	—	—	—	—	11,196	—	2,617	13,813
Total comprehensive income	—	—	—	—	11,196	32,602,790	1,736,443	34,350,429
Issuance of Series A preferred stock	—	—	73,750,000	(2,588,469)	—	—	—	71,161,531
Series A preferred stock dividends	—	—	—	(727,001)	—	(7,500,733)	—	(8,227,734)
Common stock dividends	—	—	—	(10,592,143)	—	(25,102,057)	—	(35,694,200)
Common stock issued under director's compensation plan	1,979	2	—	67,498	—	—	—	67,500
Distributions to Non-controlling interest	—	—	—	—	—	—	(1,833,650)	(1,833,650)
Purchase of non-controlling interest	—	—	—	(5,566,195)	—	—	(27,343,837)	(32,910,032)
Reinvestment of dividends paid to common stockholders	27,635	28	—	962,280	—	—	—	962,308
Balance at December 31, 2017	11,915,830	11,916	130,000,000	331,773,716	—	—	—	461,785,632
Cumulative transition adjustment upon the adoption of ASC 606, net of tax	—	—	—	(2,449,245)	—	—	—	(2,449,245)
Net income	—	—	—		—	43,711,876	—	43,711,876
Series A preferred stock dividends	—	—	—	—	—	(9,587,500)	—	(9,587,500)
Preferred stock repurchases(1)	—	—	(4,444,325)	158,218	—	10,554	—	(4,275,553)
Common stock dividends	—	—	—	(10,806,660)	—	(24,987,229)	—	(35,793,889)
Common stock issued under director's compensation plan	1,807	2	—	67,498	—	—	—	67,500
Common stock issued upon conversion of convertible notes	1,271	1	—	42,653	—	—	—	42,654
Reinvestment of dividends paid to common stockholders	41,317	41	—	1,509,789	—	—	—	1,509,830
Balance at December 31, 2018 (2)	11,960,225	11,960	125,555,675	320,295,969	—	9,147,701	—	455,011,305
Net income	—	—	—	—	—	4,079,495	—	4,079,495
Series A preferred stock dividends	—	—	—	(4,627,561)	—	(4,627,560)	—	(9,255,121)
Preferred stock repurchases(3)	—	—	(62,500)	2,195	—	(245)	—	(60,550)
Common stock dividends	—	—	—	(21,293,224)	—	(18,211,263)	—	(39,504,487)
Common stock issued upon exchange of convertible notes	1,540,472	1,540	—	61,869,762	—	—	—	61,871,302
Common stock issued upon conversion of convertible notes	127,143	128	—	4,193,536	—	—	—	4,193,664
Reinvestment of dividends paid to common stockholders	11,076	11	—	403,820	—	—	—	403,831
Balance at December 31, 2019	13,638,916	$13,639	$125,493,175	$360,844,497	$—	$(9,611,872)	$—	$476,739,439
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

(3) In connection with the repurchases of Series A Preferred Stock during 2019, the addition to preferred dividends of $245 represents the premium in the repurchase price paid compared to the carrying amount derecognized.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2019	2018	2017
Operating Activities
Net Income	$4,079,495	$43,711,876	$34,336,616
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax, net	354,642	(1,845,710)	(486,340)
Depreciation, amortization and ARO accretion	23,808,083	26,361,907	25,708,891
Gain on sale of leased property, net	—	(11,723,257)	—
Provision for loan gain	—	(36,867)	—
Loss on extinguishment of debt	33,960,565	—	336,933
Non-cash settlement of accounts payable	—	—	(221,609)
(Gain) loss on sale of equipment	(7,390)	(8,416)	4,203
Net distributions and other income, including recharacterization of income	—	—	148,649
Net realized and unrealized (gain) loss on other equity securities	—	1,845,309	(1,531,827)
Loss on settlement of asset retirement obligation	—	310,941	—
Common stock issued under directors' compensation plan	—	67,500	67,500
Changes in assets and liabilities:
Increase in deferred rent receivables	(3,915,347)	(7,038,848)	(7,184,005)
(Increase) decrease in accounts and other receivables	940,009	(1,297,207)	752,848
(Increase) decrease in prepaid expenses and other assets	(136,108)	73,505	(16,717)
Increase (decrease) in management fee payable	(161,663)	83,187	13,402
Increase (decrease) in accounts payable and other accrued liabilities	2,517,069	476,223	(225,961)
Increase (decrease) in income tax liability	—	(2,204,626)	2,204,626
Increase (decrease) in unearned revenue	339,749	(152,777)	2,884,362
Net cash provided by operating activities	$61,779,104	$48,622,740	$56,791,571
Investing Activities
Proceeds from the sale of leased property	—	55,553,975	—
Proceeds from sale of other equity securities	—	449,067	7,591,166
Purchases of property and equipment, net	(372,934)	(105,357)	(116,595)
Proceeds from asset sale	7,000	17,999	—
Principal payment on financing note receivable	65,000	236,867	—
Principal payment on note receivable	5,000,000	—	—
Return of capital on distributions received	—	663,939	120,906
Net cash provided by investing activities	$4,699,066	$56,816,490	$7,595,477
Financing Activities
Debt financing costs	(372,759)	(264,010)	(1,462,741)
Net offering proceeds on Series A preferred stock	—	—	71,161,531
Cash paid for extinguishment of convertible notes	(78,939,743)	—	—
Net offering proceeds on convertible debt	116,355,125	—	—
Repurchases of Series A preferred stock	(60,550)	(4,275,553)	—
Dividends paid on Series A preferred stock	(9,255,121)	(9,587,500)	(8,227,734)
Dividends paid on common stock	(39,100,656)	(34,284,059)	(34,731,892)
Distributions to non-controlling interest	—	—	(1,833,650)
Advances on revolving line of credit	—	—	10,000,000
Payments on revolving line of credit	—	—	(54,000,000)
Proceeds from term debt	—	—	41,000,000
Principal payments on secured credit facilities	(3,528,000)	(3,528,000)	(45,600,577)
Purchase of non-controlling interest	—	—	(32,800,000)
Net cash used in financing activities	$(14,901,704)	$(51,939,122)	$(56,495,063)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,
	2019	2018	2017
Net Change in Cash and Cash Equivalents	$51,576,466	$53,500,108	$7,891,985
Cash and Cash Equivalents at beginning of period	69,287,177	15,787,069	7,895,084
Cash and Cash Equivalents at end of period	$120,863,643	$69,287,177	$15,787,069

Supplemental Disclosure of Cash Flow Information
Interest paid	$6,834,439	$11,200,835	$10,780,150
Income taxes paid (net of refunds)	89,433	2,136,563	199,772

Non-Cash Investing Activities
Note receivable in consideration of the sale of leased property	$—	$5,000,000	$—
Investment in other equity securities	—	—	(1,161,034)

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$—	$(255,037)	$255,037
Reinvestment of distributions by common stockholders in additional common shares	403,831	1,509,830	962,308
Common stock issued upon exchange and conversion of convertible notes	66,064,966	42,654	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
The FASB issued ASU 2015-02 Consolidations (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated in the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based on the general partners' roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon this evaluation and the Company's 100 percent ownership interest in Pinedale LP (2018-2019) and Grand Isle Corridor LP (2017-2019) and the majority ownership interest in Pinedale LP (2017) of the limited partnership interests, the consolidated financial statements presented include full consolidation with respect to both partnerships.
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
B. Leased Property and Leases – In February of 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02" or "ASC 842"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption. The adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of approximately $75 thousand each, included in prepaid expenses and other assets and accounts payable and other accrued liabilities, respectively, as of January 1, 2019. There was no difference between the right-of-use assets and lease liabilities resulting in an adjustment to retained earnings. Refer to Note 3 ("Leased Properties And Leases") for further details of the ASC 842 adoption impact. The standard did not materially impact the Company's Consolidated Statements of Income and had no impact on the Consolidated Statements of Cash Flows. The Company will continue to apply legacy guidance in ASC 840, "Leases," including its disclosure requirements, in the comparative periods presented in the year of adoption.
In adopting ASC 842, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of historical lease classification. For the underlying lessee asset class related to single-use office space, the Company also elected the lessee separation and allocation practical expedient to not separate lease and non-lease components and instead to account for each separate lease component and non-lease component as a single lease component. For the underlying lessor asset class related to pipelines residing on military bases, the Company elected the lessor separation and allocation practical expedient to not separate lease and non-lease components and instead to account for each separate lease component and non-lease component as a single lease component if the non-lease components otherwise will be accounted for in accordance with the revenue standard, and both the following criteria are met: (i) the timing and pattern of revenue recognition are the same for the non-lease component(s) and the related lease component and (ii) the lease component will be classified as an operating lease. Additionally, the Company elected the practical expedient related to land easements, allowing the carry forward of accounting treatment for land easements on existing agreements, which are currently accounted for within property, plant and equipment.
The Company's current leased properties are classified as operating leases and are recorded as leased property, net of accumulated depreciation, in the Consolidated Balance Sheets. Initial direct costs incurred in connection with the creation and execution of a lease prior to January 1, 2019 are capitalized and amortized over the lease term. The Company did not reassess initial indirect cost as it elected the package of practical expedients. Subsequent to January 1, 2019, initial direct costs under ASC 842 are incremental costs of a lease that would not have been incurred if the lease had not been obtained and may include commissions or payments made to an existing tenant as an incentive to terminate its lease. Base rent related to the Company's leased property is recognized on a straight-line basis over the term of the lease when collectability is probable. Participating rent is recognized when it is earned, based on the achievement of specified performance criteria. Base and participating rent are recorded as lease revenue in the Consolidated Statements of Income. Rental payments received in advance are classified as unearned revenue and included as a liability within the Consolidated Balance Sheets. Unearned revenue is amortized ratably over the lease period as revenue recognition criteria are met. Rental payments received in arrears are accrued and classified as deferred rent receivable and included in assets within the Consolidated Balance Sheets.
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
Management's projected cash flows of long-lived assets are primarily based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, management records an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from management's estimates. There were no impairments of long-lived assets recorded during the years ended December 31, 2019, 2018 or 2017.
E. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectability of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectability of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company does determine an allowance is necessary, the amount deemed uncollectable is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if the Company does not otherwise expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will typically cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the years ended December 31, 2019, 2018 and 2017, the Company recorded provisions for loan gain of approximately $0, $37 thousand and $0, respectively. The Company's financing notes receivable are discussed more fully in Note 5 ("Financing Notes Receivable").
F. Investment Securities – The Company's investments in securities were classified as other equity securities and represented interests in private companies which the Company elected to report at fair value under the fair value option. These investments were subject to restrictions on resale, have no established trading market and were valued on a quarterly basis. Because of the inherent uncertainty of valuation, the fair values of such investments, which were determined in accordance with procedures approved by the Company's Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments. The Company determines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined the principal market, or the market in which the Company exits its private portfolio investments with the greatest volume and level of activity, to be the private secondary market. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. For private company investments, value is often realized through a liquidity event. As a result of the sale or disposition of the Company's other equity securities in 2018, the Company no longer holds investments in other equity securities as of December 31, 2019 and 2018.
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
I. Accounts and other receivables – Accounts receivable are presented at face value net of an allowance for doubtful accounts within accounts and other receivables on the balance sheet. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectability based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. For the years ended December 31, 2019 and 2018, the Company determined that an allowance for doubtful accounts was not necessary.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

J. Deferred rent receivables – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees, as discussed within Note 3 ("Leased Properties And Leases"). Lease receivables primarily represent timing differences between straight-line revenue recognition and contractual lease receipts. As of December 31, 2019, lease payments by the Company's tenants have remained timely and without lapse.
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
For the year ended December 31, 2019 annual impairment test, management proceeded directly to the step one quantitative approach as a result of the MoGas FERC rate case settlement approved in August of 2019. As of the December 31, 2019 testing date, the fair value of the MoGas reporting unit was determined to be greater than its carrying value and no impairment was recorded. The Company elected to perform a qualitative goodwill impairment assessment for the years ended December 31, 2018 and 2017. In performing the qualitative assessment, the Company analyzed the key drivers and other external factors that impact the business in order to determine if any significant events, transactions or other factors had occurred or were expected to occur that would impair earnings or competitiveness, therefore impairing the fair value of the MoGas reporting unit. After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the MoGas reporting unit was less than the carrying value, and so it was not necessary to perform the quantitative step one valuation. Key drivers that were considered in the qualitative evaluation of the MoGas reporting unit included: general economic conditions, continued recovery of the energy markets, natural gas pricing, input costs, liquidity and capital resources and customer outlook.
L. Debt Discount and Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and amortized into interest expense over the debt term. Issuance costs related to long-term debt are recorded as a direct deduction from the carrying amount of that debt liability, net of accumulated amortization. Issuance costs related to line-of-credit arrangements however, are presented as an asset instead of a direct deduction from the carrying amount of the debt. In accordance with ASC 470, Debt ("ASC 470"), the Company recorded its Convertible Notes at the aggregate principal amount, less discount. The Company is amortizing the debt discount over the life of the Convertible Notes as additional non-cash interest expense utilizing the effective interest method. Refer to Note 11 ("Debt") for additional information.
M. Asset Retirement Obligations – The Company follows ASC 410-20, Asset Retirement Obligations, which requires that an asset retirement obligation ("ARO") associated with the retirement of a long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The Company recognized an existing ARO in conjunction with the acquisition of the GIGS in June of 2015.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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
Refer to Note 12 ("Asset Retirement Obligation") for additional information.
N. Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09" or "ASC 606"), which became effective for all public entities on January 1, 2018. ASC 606 supersedes previously existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g. leases). The model requires an entity to recognize as revenue the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. A substantial portion of the Company's revenue consists of rental income from leasing arrangements, which is specifically excluded from ASC 606. However, the Company's transportation and distribution revenue is within the scope of the new guidance. The Company adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. The Company elected to apply the guidance only to open contracts as of the effective date. The Company recognized the cumulative effect of applying the new standard as an adjustment to the opening balance of stockholders' equity. The comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. Refer to Note 4 ("Transportation And Distribution Revenue") for further discussion of the transition impact and related disclosures under ASC 606.
Specific recognition policies for the Company's revenue items are as follows:

•	Lease revenue – Refer to Leased Property and Leases for the Company's lease revenue recognition policy.

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

◦
The Company's contracts also contain performance obligations related to system maintenance and improvement, which are completed on an as-needed basis. The work performed is specific and tailored to the customer's needs and there are no alternative uses for the services provided. Therefore, as the work is being completed, control is transferring to the customer. These services are billed at the Company's cost, plus an agreed upon margin, and the Company has an enforceable right to payment as the services are provided. The Company invoices for this service on a monthly basis according to an agreed upon billing schedule. Revenue is recognized on an input method, based on the actual cost of a service as a measure of performance obligations satisfaction, which the Company determined to be the method which faithfully depicts the transfer of services. Differences between the amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets. Any differences are typically expected to be recognized within a year. As discussed in Note 3 ("Leased Properties And Leases"), the costs of system improvement projects are recognized as a financing arrangement in accordance with guidance in the lease standard while the margin is recognized in accordance with the revenue standard as discussed above.

◦
Beginning February 1, 2016, due to changes that commenced under a new contract with the Department of Defense ("DOD"), gas sales and cost of gas sales are presented on a net basis in the transportation and distribution revenue

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

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

O. Transportation and distribution expense – Included here are both MoGas' costs of operating and maintaining the natural gas transmission line and Omega's costs of operating and maintaining the natural gas distribution system. These costs are incurred both internally and externally. The internal costs relate to system control, pipeline operations, maintenance, insurance and taxes. Other internal costs include payroll for employees associated with gas control, field employees and management. The external costs consist of professional services such as audit and accounting, legal and regulatory and engineering.
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
P. Other Income Recognition – Specific policies for the Company's other income items are as follows:

•
Net distributions and other income from investments – Distributions and dividends from investments are recorded on their ex-dates and are reflected as other income within the accompanying Consolidated Statements of Income. Distributions received from the Company's investments are generally characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital is paid by the Company's investees from their cash flow from operations. The Company records investment income, capital gains and distributions received from investment securities based on estimates made at the time such distributions are received. Such estimates are based on information available from each company and other industry sources. These estimates may subsequently be revised based on information received from the entities after their tax reporting periods are concluded, as the actual character of these distributions is not known until after the fiscal year end of the Company.

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries.
The Company's other equity securities are limited partnerships or limited liability companies which are treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reports its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Income based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the year ended December 31, 2019, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
If the Company ceased to qualify as a REIT, the Company, as a C corporation, would be obligated to pay federal and state income tax on its taxable income.
U. Recent Accounting Pronouncements – In June of 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for certain entities. Based on the guidance for smaller reporting companies, the effective date of ASU 2016-13 is deferred for the Company until fiscal year 2023, and the Company has elected to defer adoption of this standard.
Although the Company has elected to defer adoption of ASU 2016-13, it will continue to evaluate the potential impact of the standard on its consolidated financial statements. As part of its ongoing assessment work, the Company has formed an implementation team, completed training on the CECL model and has begun developing policies, processes and internal controls.
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
LESSOR - LEASED PROPERTIES
As of December 31, 2019, the Company had two significant leases. The properties, located in Wyoming, Louisiana and the Gulf of Mexico, are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial term of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS
Location	Gulf of Mexico/Louisiana	Pinedale, WY
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC
Asset Description	Approximately 137 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.	Approximately 150 miles of pipelines and four central storage facilities.
Date Acquired	June 2015	December 2012
Initial Lease Term	11 years	15 years
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms
Current Monthly Rent Payments	7/1/18 - 6/30/19: $2,860,917 7/1/19 - 6/30/20: $3,223,917	$1,812,307(1)
Estimated Useful Life	27 years	26 years
(1) Monthly rent payments increased to $1,844,748 beginning January 1, 2020.
The Company also concluded that Omega's long-term contract with the Department of Defense ("DOD") to provide natural gas distribution to Fort Leonard Wood through Omega's pipeline distribution system on the military post meets the definition of a lease under ASC 842. Omega is the lessor in the contract and the lease is classified as an operating lease. The Company noted the non-lease component is the predominant component in the lease, and the timing and pattern of transfer of the lease component and the associated non-lease component are the same. As discussed in Note 2 ("Significant Accounting Policies"), the Company elected a practical expedient that allows lessors to not separate lease and related non-lease components if the non-lease components otherwise would be accounted for in accordance with the revenue standard under ASC 606. With the election of this practical expedient, the Company continues to account for the DOD contract under the revenue standard.
In the second quarter of 2019, the Company started a system improvement project on Omega's pipeline distribution system, which is considered a "built to suit" transaction under ASC 842. The system improvement project is a separate lease component and the DOD is deemed to control the system improvement due to certain contract provisions. As a result, the Company is accounting for the costs of the system improvement as a financing arrangement, which is included in accounts and other receivables in the Consolidated Balance Sheets. The margin the Company earns on the system improvement project is a non-lease component accounted for under the revenue standard. Refer to Note 2 ("Significant Accounting Policies") for further details.
The future contracted minimum rental receipts for all leases as of December 31, 2019, are as follows:

Future Minimum Lease Receipts
Year Ending December 31,	Amount
2020	$65,772,473
2021	71,734,473
2022	70,711,973
2023	67,663,973
2024	65,874,973
Thereafter	129,321,920
Total	$471,079,785
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2019	2018	2019	2018	2017
Pinedale LGS (2)	44.4%	44.5%	39.2%	35.2%	31.2%
Grand Isle Gathering System	55.3%	55.2%	60.6%	55.9%	59.1%
Portland Terminal Facility (3)	—%	—%	—%	8.8%	9.6%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $4.6 million, $4.3 million and $587 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
(3) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Income associated with the Company's leases and leased properties:

	For the Years Ended December 31,
	2019	2018	2017
Depreciation Expense
GIGS	$9,763,163	$10,836,590	$9,754,596
Pinedale	8,869,440	8,869,440	8,869,440
Portland Terminal Facility (1)	—	1,243,769	1,275,660
United Property Systems	39,117	36,662	36,298
Total Depreciation Expense	$18,671,720	$20,986,461	$19,935,994
Amortization Expense - Deferred Lease Costs
GIGS	$30,564	$30,564	$30,564
Pinedale	61,368	61,368	61,368
Total Amortization Expense - Deferred Lease Costs	$91,932	$91,932	$91,932
ARO Accretion Expense
GIGS	$443,969	$499,562	$663,065
Total ARO Accretion Expense	$443,969	$499,562	$663,065
(1) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	December 31, 2019	December 31, 2018
Net Deferred Lease Costs
GIGS	$198,755	$229,319
Pinedale	488,981	550,349
Total Deferred Lease Costs, net	$687,736	$779,668
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
Energy Gulf Coast/Cox Oil
Prior to October 29, 2018, EGC was subject to the reporting requirements of the Exchange Act and was required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. So long as EGC remained a public reporting company, the Grand Isle Lease Agreement provided this requirement was fulfilled by EGC making its financial statements and reports publicly available through the SEC’s EDGAR system, in lieu of delivering such information directly to the Company. On October 18, 2018, EGC was acquired by an affiliate of privately-held Cox Oil. Upon the filing by EGC of a Form 15 with the SEC on October 29, 2018, EGC's SEC reporting obligations were suspended and it ceased to file such reports.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The Company believes the terms of the Grand Isle Lease Agreement require copies of certain financial statement information be provided that the Company is required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual. When EGC's financial information ceased to be publicly available, the Company encouraged officials of EGC and Cox Oil and, through Company counsel, the legal counsel to such entities, to satisfy their obligations under the Grand Isle Lease Agreement to provide the required information to the Company for inclusion in its SEC reports. To date, EGC and Cox Oil have refused to fulfill these obligations. The Company sought to enforce the obligations of EGC and Cox Oil and obtained a temporary restraining order ("TRO") from a Texas state court, mandating that they deliver the required EGC financial statements for the year ended December 31, 2018. The TRO was stayed pending an appeal by EGC and Cox Oil and, pursuant to its own terms, had lapsed by the time that appeal was denied on January 6, 2020. The case has been remanded to the trial court for further proceedings. The Company is requesting a hearing for as early in April 2020 as possible to obtain a temporary injunction mandating our tenant deliver the required financial statements, and will continue to pursue all viable options to obtain and file the necessary financial statements. The Company expects to file the financial statement information that is required by Regulation S-X by amendment to its Annual Reports on Form 10-K for the years ended December 31, 2018 and 2019, once such information is made available in accordance with the terms of the lease.
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
LESSEE - LEASED PROPERTIES
The Company's operating subsidiaries currently lease single-use office space and equipment with remaining lease terms of less than one year, some of which may include renewal options. These leases are classified as operating leases and immaterial to the consolidated financial statements. The Company recognizes lease expense in the Consolidated Statements of Income on a straight-line basis over the remaining lease term.
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
Based on a downward revision of the rate during the Company's contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Accordingly, on January 1, 2018, the Company recorded a cumulative adjustment to recognize a contract liability of approximately $3.3 million, and a corresponding reduction to beginning equity (net of deferred tax impact). The adjustment reflects the difference in amounts previously recognized as invoiced, versus cumulative revenues earned under the contract on a straight-line basis in accordance with ASC 606, as of the date of adoption. The contract liability continued to accumulate additional unrecognized performance obligations at a rate of approximately $992 thousand per quarter until the contractual rate decrease took effect in November 2018. Following the rate decline, recognized performance obligations exceeded amounts invoiced and the contract liability began to decline at a rate of approximately $138 thousand per quarter and will continue to decline at the same rate through the end of the contract in October 2030. As of December 31, 2019, the revenue allocated to the remaining performance obligation under this contract is approximately $58.1 million.
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of December 31, 2019 and 2018:

	Contract Liability(1)
	December 31, 2019	December 31, 2018
Beginning Balance January 1	$6,522,354	$—
Cumulative Transition Adjustment Upon Adoption of ASC 606	—	3,307,109
Unrecognized Performance Obligations	887,916	3,307,109
Recognized Performance Obligations	(559,480)	(91,864)
Ending Balance December 31	$6,850,790	$6,522,354
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $206 thousand and $181 thousand as of December 31, 2019 and 2018, respectively. The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Natural gas transportation contracts	67.8%	64.3%	71.5%
Natural gas distribution contracts	25.5%	26.8%	20.4%
5. FINANCING NOTES RECEIVABLE
Four Wood Financing Note Receivable
On December 31, 2014, Four Wood Corridor entered into loan agreements with SWD Enterprises, which were placed on non-accrual status during the first quarter of 2016. On December 12, 2018, Four Wood Corridor granted SWD Enterprises approval to sell real and personal property that provide saltwater disposal services for the oil and natural gas industry to Compass SWD, LLC ("Compass SWD") in exchange for Compass SWD executing a loan agreement with Four Wood Corridor for $1.3 million (the "Compass REIT

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Loan") and approximately $237 thousand in cash consideration, net of costs facilitating the close. The Compass REIT Loan was scheduled to mature on June 15, 2019 with interest accruing on the outstanding principal at an annual rate of LIBOR plus 6 percent. As a result of the transaction, SWD Enterprises was released from their loan agreements, and the Company recognized a provision for loan gain of $37 thousand in the Consolidated Statements of Income for the year ended December 31, 2018.
On June 12, 2019, Four Wood Corridor entered into an amended and restated Compass REIT Loan. The amended note has a two-year term maturing on June 30, 2021 with monthly principal payments of approximately $11 thousand and interest accruing on the outstanding principal at an annual rate of 8.5 percent. The amended and restated Compass REIT Loan is secured by real and personal property that provides saltwater disposal services for the oil and natural gas industry and pledged ownership interests of Compass SWD members. As of December 31, 2019 and December 31, 2018, the Compass REIT Loan was valued at $1.2 million and $1.3 million, respectively.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018, are as follows:

Deferred Tax Assets and Liabilities
	December 31, 2019	December 31, 2018
Deferred Tax Assets:
Deferred contract revenue	$1,529,473	$1,691,899
Net operating loss carryforwards	5,622,052	5,424,671
Loan loss provision	—	263,508
Accrued liabilities	424,604	83,325
Capital loss carryforward	104,595	—
Other	6,184	12,370
Sub-total	$7,686,908	$7,475,773
Valuation allowance	(104,595)	—
Sub-total	$7,582,313	$7,475,773
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(2,953,319)	$(2,508,547)
Other	(35,433)	(19,023)
Sub-total	$(2,988,752)	$(2,527,570)
Total net deferred tax asset	$4,593,561	$4,948,203
As of December 31, 2019, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2015, remain open to examination by federal and state tax authorities.
For the year ending December 31, 2019, the Company generated a capital loss carryforward resulting from the liquidation of Lightfoot. The amount of the carryforward for tax purposes was approximately $500 thousand, and if not utilized, this carryforward will expire as of December 31, 2024. Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $105 thousand was recorded equal to the amount of the tax benefit of this carryforward at December 31, 2019. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
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
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the years ended December 31, 2019 and December 31, 2018 and 35 percent for the year ended December 31, 2017, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2019	2018	2017
Application of statutory income tax rate	$904,111	$8,671,562	$12,231,838
State income taxes, net of federal tax benefit	409,839	(583,186)	352,708
Income of Real Estate Investment Trust not subject to tax	(941,900)	(10,339,520)	(11,975,853)
Tax reform impact	—	—	1,262,444
Other	(137,432)	(167,582)	474,181
Total income tax expense (benefit)	$234,618	$(2,418,726)	$2,345,318
Total income taxes are computed by applying the federal statutory rate of 21 percent plus a blended state income tax rate. Corridor Public and Corridor Private had a blended state rate of approximately 5.53 percent and 3.78 percent for the years ended December 31, 2018 and 2017, respectively. In the first quarter of 2019, the state rate for Corridor Public and Corridor Private was adjusted to zero for current and future state liabilities. The decrease in the state rate was the result of the 2018 sale or disposition of assets within the investments held by Corridor Private. CorEnergy BBWS had a blended state income tax rate of approximately 5 percent for the years ended December 31, 2019 and 2018 due to its operations in Missouri. CorEnergy BBWS did not record a provision for state income taxes for the year ended December 31, 2017 because it only operated in Wyoming, which does not have state income tax. Because Corridor MoGas primarily only operates in the state of Missouri, a blended state income tax rate of 5 percent was used for the operation of the TRS for the years ended December 31, 2019, 2018 and 2017. For CorEnergy BBWS and Corridor MoGas, the blended state rate includes the enacted decrease in the Missouri state income tax rate effective in 2020. As a result of the decreased rate, additional deferred state income taxes of $315 thousand resulting from the application of the newly enacted rate to existing deferred balances was recorded in the first quarter of 2019. Prior to its reorganization to a QRS at the end of 2017, Mowood Corridor, Inc. had a blended state income tax rate of 5 percent for the year ended December 31, 2017.
For the years ended December 31, 2019, 2018 and 2017, all of the income tax expense (benefit) presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2019	2018	2017
Current tax expense (benefit)
Federal	$(159,381)	$(413,248)	$2,498,363
State (net of federal tax benefit)	39,357	(172,138)	333,295
Total current tax expense (benefit)	$(120,024)	$(585,386)	$2,831,658
Deferred tax expense (benefit)
Federal	$(15,840)	$(1,422,292)	$(505,753)
State (net of federal tax benefit)	370,482	(411,048)	19,413
Total deferred tax expense (benefit)	$354,642	$(1,833,340)	$(486,340)
Total income tax expense (benefit), net	$234,618	$(2,418,726)	$2,345,318
As of December 31, 2019 and 2018, the TRSs had a cumulative net operating loss of $23.5 million and $17.1 million, respectively. Net operating losses of $19.8 million generated during the years ended December 31, 2019 and 2018 may be carried forward indefinitely, subject to limitation. Net operating losses generated for years prior to December 31, 2018 may be carried forward for 20 years. If not utilized, the net operating loss will expire as follows: $328 thousand, $176 thousand, $1.2 million and $2.0 million in the years ending December 31, 2034, 2035, 2036 and 2037, respectively.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	December 31, 2019	December 31, 2018
Aggregate cost for federal income tax purposes	$345,241	$408,051
Gross unrealized appreciation	—	—
Gross unrealized depreciation	—	—
Net unrealized appreciation	$—	$—
The Company provides the following tax information to its common stockholders pertaining to the character of distributions paid during tax years 2019, 2018 and 2017. For a common stockholder that received all distributions in cash during 2019, 65.1 percent will be treated as ordinary dividend income, 32.9 percent will be treated as return of capital and 2.0 percent will be treated as capital gain distributions. Of the ordinary dividend income, none will be treated as qualified dividend income for a non-corporate taxpayer; all of the ordinary dividend income may be taken into account on an individual's section 199A deduction, subject to the applicable holding period. Of the capital gain distribution, 100.0 percent is subject to a maximum 20 percent federal income tax rate. The per share characterization by quarter is reflected in the following tables:

2019 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/14/2019	2/13/2019	2/28/2019	$0.7500	$0.5803	$—	$0.0156	$0.1541	$0.5803
5/17/2019	5/16/2019	5/31/2019	0.7500	0.4578	—	0.0150	0.2772	0.4578
8/16/2019	8/15/2019	8/30/2019	0.7500	0.4578	—	0.0150	0.2772	0.4578
11/15/2019	11/14/2019	11/29/2019	0.7500	0.4578	—	0.0150	0.2772	0.4578
Total 2019 Distributions			$3.0000	$1.9537	$—	$0.0606	$0.9857	$1.9537

2018 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Unrecaptured Section 1250 Gain	Section 199A Dividends
2/14/2018	2/13/2018	2/28/2018	$0.7500	$0.5346	$—	$0.2154	$0.1007	$0.5346
5/17/2018	5/16/2018	5/31/2018	0.7500	0.5346	—	0.2154	0.1007	0.5346
8/17/2018	8/16/2018	8/31/2018	0.7500	0.5346	—	0.2154	0.1007	0.5346
11/15/2018	11/14/2018	11/30/2018	0.7500	0.5346	—	0.2154	0.1007	0.5346
Total 2018 Distributions			$3.0000	$2.1384	$—	$0.8616	$0.4028	$2.1384

2017 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
2/13/2017	2/9/2017	2/28/2017	$0.7500	$0.5925	$0.0785	$—	$0.1575
5/16/2017	5/12/2017	5/31/2017	0.7500	0.5925	0.0785	—	0.1575
8/17/2017	8/15/2017	8/31/2017	0.7500	0.5925	0.0785	—	0.1575
11/15/2017	11/14/2017	11/30/2017	0.7500	0.5925	0.0785	—	0.1575
Total 2017 Distributions			$3.0000	$2.3700	$0.3140	$—	$0.6300
The Company provides the following tax information to its preferred stockholders pertaining to the character of distributions paid during the 2019, 2018 and 2017 tax years. For a preferred stockholder that received all distributions in cash during 2019, 96.9 percent will be treated as ordinary dividend income, none will be treated as return of capital and 3.1 percent will be treated as capital gain distributions. Of the ordinary dividend income, none will be treated as qualified dividend income for a non-corporate taxpayer; all of the ordinary dividend income may be taken into account on an individual's section 199A deduction, subject to the applicable holding period. Of the capital gain distribution, 100.0 percent is subject to a maximum 20 percent federal income tax rate. The per share characterization by quarter is reflected in the following tables:

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

2019 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/14/2019	2/13/2019	2/28/2019	$0.4609	$0.4483	$—	$0.0126	$—	$0.4483
5/17/2019	5/16/2019	5/31/2019	0.4609	0.4463	—	0.0146	—	0.4463
8/16/2019	8/15/2019	8/30/2019	0.4609	0.4463	—	0.0146	—	0.4463
11/15/2019	11/14/2019	11/29/2019	0.4609	0.4463	—	0.0146	—	0.4463
Total 2019 Distributions			$1.8436	$1.7872	$—	$0.0564	$—	$1.7872

2018 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Unrecaptured Section 1250 Gain	Section 199A Dividends
2/14/2018	2/13/2018	2/28/2018	$0.4609	$0.3285	$—	$0.1324	$0.0619	$0.3285
5/17/2018	5/16/2018	5/31/2018	0.4609	0.3285	—	0.1324	0.0619	0.3285
8/17/2018	8/16/2018	8/31/2018	0.4609	0.3285	—	0.1324	0.0619	0.3285
11/15/2018	11/14/2018	11/30/2018	0.4609	0.3285	—	0.1324	0.0619	0.3285
Total 2018 Distributions			$1.8436	$1.3140	$—	$0.5296	$0.2476	$1.3140

2017 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions
02/13/2017	2/9/2017	2/28/2017	$0.4609	$0.4609	$0.0611	$—	$—
05/16/2017	5/12/2017	5/31/2017	0.4609	0.4609	0.0611	—	—
8/17/2017	8/15/2017	8/31/2017	0.4609	0.4609	0.0611	—	—
11/15/2017	11/14/2017	11/30/2017	0.4609	0.4609	0.0611	—	—
Total 2017 Distributions			$1.8436	$1.8436	$0.2444	$—	$—
The Company elected, effective for the 2013 tax year, to be treated as a REIT for federal income tax purposes. The Company's REIT election, assuming continued compliance with the applicable tests, will continue in effect for subsequent tax years. The Company satisfied the annual income test and the quarterly asset tests necessary for us to qualify to be taxed as a REIT for 2019, 2018 and 2017. Distributions made during 2017 were treated as qualifying dividend income related to taxable dividends received from the Company's TRSs that were received and distributed in the same year.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	December 31, 2019	December 31, 2018
Land	$605,070	$580,000
Natural gas pipeline	124,614,696	124,306,175
Vehicles and trailers	671,962	696,164
Office equipment and computers	268,559	268,559
Gross property and equipment	$126,160,287	$125,850,898
Less: accumulated depreciation	(19,304,610)	(15,969,346)
Net property and equipment	$106,855,677	$109,881,552
Depreciation expense was $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

8. CONCENTRATIONS
The Company has customer concentrations through major tenants at its two significant leased properties as discussed fully in Note 3 ("Leased Properties And Leases"). In addition to these lease concentrations, contracted transportation revenues from the Company's subsidiary, MoGas, to its largest customer, Spire (formally Laclede Gas Company), represented approximately 7 percent, 6 percent and 11 percent of consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The Company's contracted transportation revenues with Spire beginning with the year ended December 31, 2018 were impacted by the adoption of ASC 606, which required the Company to record the contract with Spire on a straight-line basis and record a transition adjustment on January 1, 2018. Refer to Note 4 ("Transportation And Distribution Revenue") for additional details.
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
The terms of the Management Agreement provide for a quarterly management fee to be paid to Corridor equal to 0.25 percent (1.00 percent annualized) of the value of the Company's Managed Assets as of the end of each quarter. "Managed Assets" means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company's securities portfolio will be valued at then current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves. In light of previous provisions for loan losses on certain of the Company's energy infrastructure financing investments, the Manager voluntarily recommended, and the Company agreed, that effective on and after the Company's March 31, 2016 balance sheet date, solely for the purpose of computing the value of the Company's Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement, that portion of the Management Fee attributable to such loans shall be based on the estimated net realizable value of the loans, which shall not exceed the amount invested in the loans as of the end of the quarter for which the Management Fee is to be calculated.
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
During the years ended December 31, 2019 and 2017, the Company and the Manager agreed to the following modifications to the fee arrangements described above:

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

•
During the year ended December 31, 2019, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $470 thousand of the total $658 thousand incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.

•
In reviewing the application of the quarterly management fee provisions of the Management Agreement to the net proceeds received during the third quarter of 2019 from the offering of 5.875% Convertible Notes, which closed on August 12, 2019,

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

the Manager waived any incremental management fee due as of the end of the third and fourth quarters of 2019 based on such proceeds (other than the cash portion of such proceeds that was utilized in connection with the exchange of the Company’s 7.00% Convertible Notes).
Fees incurred under the Management Agreement for the years ended December 31, 2019, 2018 and 2017 were $6.8 million, $7.6 million and $7.2 million, respectively, and are reported in the General and Administrative line item on the Consolidated Statements of Income.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, an administrative fee equal to an annual rate of 0.04 percent of the value of the Company's Managed Assets, with a minimum annual fee of $30 thousand. Fees incurred under the Administrative Agreement for the years ended December 31, 2019, 2018 and 2017 were $264 thousand, $280 thousand and $269 thousand, respectively, and are reported in the General and Administrative line item on the Consolidated Statements of Income.
10. FAIR VALUE
As a result of the sale or disposition of the Company's equity securities in 2018, there are no assets or liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018.
The changes for all Level 3 securities measured at fair value on a recurring basis using significant unobservable inputs for the year ended December 31, 2018, are as follows:

Level 3 Rollforward
For the Year Ended 2018	Fair Value Beginning Balance	Acquisitions	Disposals	Total Realized and Unrealized Losses Included in Net Income	Return of Capital Adjustments Impacting Cost Basis of Securities	Fair Value Ending Balance	Changes in Unrealized Losses Included In Net Income, Relating to Securities Still Held
Other equity securities	$2,958,315	$—	$(449,067)	$(1,845,309)	$(663,939)	$—	$—
Total	$2,958,315	$—	$(449,067)	$(1,845,309)	$(663,939)	$—	$—
The Company utilizes the beginning of reporting period method for determining transfers between levels. There were no transfers between levels 1, 2 or 3 for the years ended December 31, 2019 and 2018.
Valuation Techniques and Unobservable Inputs
The Company's other equity securities, which represent securities issued by private companies, were classified as Level 3 assets and the Company elected to report at fair value under the fair value option. Significant judgment was required in selecting the assumptions used to determine the fair values of these investments.
Lightfoot
The Company's Lightfoot investment consisted of a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. On December 21, 2017, Zenith closed its acquisition of Arc Logistics. Subsequent to closing of the transaction, the Company received $7.6 million in cash proceeds related to its pro rata portion of the sale proceeds of Lightfoot, including proceeds related to Arc Logistics common units, the unconditional interest in Gulf LNG and membership interests in Arc Logistics GP. Amounts received are net of approximately $1.2 million related to the Company's required reinvestment in Joliet.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

securities in the Consolidated Statements of Income. During the fourth quarter of 2019, Lightfoot LP and Lightfoot GP were fully liquidated.
Joliet
On December 21, 2018, the Company sold its 0.6 percent interest in Joliet, along with the Portland Terminal Facility, to Zenith Terminals for approximately $446 thousand. The sale resulted in a realized loss on other equity securities of approximately $715 thousand included in net realized and unrealized gain (loss) on other equity securities in the Consolidated Statements of Income for the year ended December 31, 2018.
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

Carrying and Fair Value Amounts
	Level within Fair Value Hierarchy	December 31, 2019		December 31, 2018
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$120,863,643	$120,863,643	$69,287,177	$69,287,177
Financing notes receivable (Note 5)	Level 3	1,235,000	1,235,000	1,300,000	1,300,000
Financial Liabilities:
Secured credit facilities	Level 2	$33,785,930	$33,785,930	$37,261,109	$37,261,109
7.00% Unsecured convertible senior notes	Level 1	2,084,178	2,820,832	112,777,271	119,378,982
5.875% Unsecured convertible senior notes	Level 2	116,239,318	122,508,000	—	—
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

11. DEBT
The following is a summary of debt facilities and balances as of December 31, 2019 and 2018:

	Total Commitment or Original Principal	Quarterly Principal Payments		December 31, 2019		December 31, 2018
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	4.51%	$—	5.25%
MoGas Revolver	1,000,000	—	7/28/2022	—	4.51%	—	5.25%
Omega Line of Credit	1,500,000	—	7/31/2020	—	5.76%	—	6.50%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility	41,000,000	882,000	12/29/2022	33,944,000	6.50%	37,472,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	2,092,000	7.00%	113,958,000	7.00%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	120,000,000	5.875%	—	—%
Total Debt				$156,036,000		$151,430,000
Less:
Unamortized deferred financing costs (1)				$635,351		$283,278
Unamortized discount on 7.00% Convertible Senior Notes				6,681		1,108,342
Unamortized discount on 5.875% Convertible Senior Notes				3,284,542		—
Long-term debt, net of deferred financing costs				$152,109,426		$150,038,380
Debt due within one year				$5,612,178		$3,528,000
(1) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.

CorEnergy Credit Facilities
Prior to 2017, the Company had a credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) providing borrowing capacity of $153.0 million, consisting of (i) the CorEnergy Revolver of $105.0 million, (ii) the CorEnergy Term Loan of $45.0 million and (iii) the MoGas Revolver of $3.0 million.
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
The amended facility has 5-year term maturing on July 28, 2022, and provided for a springing maturity on February 28, 2020, and thereafter, if the Company failed to meet certain liquidity requirements from the springing maturity date through the maturity of the Company's 7.00% Convertible Notes on June 15, 2020. This springing maturity would have been triggered on the first date on or after February 28, 2020 that both (i) the outstanding principal amount of the 7.00% Convertible Notes exceeded $28,750,000 and (ii) the Company's unrestricted cash liquidity (including, for purposes of this calculation, the undrawn portion of the Borrowing Base then available for borrowing under the CorEnergy Credit Facility) was less than the sum of (x) the outstanding principal amount of the 7.00% Convertible Notes plus (y) $5,000,000. The Company will not trigger the springing maturity as a result of the 7.00% Convertible Note exchange completed in August of 2019, which reduced the outstanding principal balance of the 7.00% Convertible Notes below the springing maturity threshold. Refer to "Convertible Debt" section below for further details on convertible debt transactions during 2019.
Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods). As of December 31, 2019, the Company was in compliance with all covenants of the CorEnergy Credit Facility.
The CorEnergy Credit Facility is secured by substantially all of the assets owned by the Company and its subsidiaries other than (i) the assets held by Mowood, LLC, Omega, Pinedale LP and Pinedale GP (the "Unrestricted Subs") and (ii) the equity investments in the Unrestricted Subs.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

As of December 31, 2019, the Company had approximately $136.4 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
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
The MoGas Revolver is secured by the assets held at MoGas and has a maturity date of July 28, 2022. Interest accrues under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the CorEnergy Revolver. As of December 31, 2019, the co-borrowers were in compliance with all covenants, and there were no borrowings against the MoGas Revolver.
Mowood/Omega Revolver
On July 31, 2015, a $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank with a maturity date of July 31, 2016. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2020. The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2019.
Amended Pinedale Term Credit Facility
On December 20, 2012, Pinedale LP closed on a $70.0 million secured term credit facility with a lender that provided for monthly payments of principal and interest and was secured by the Pinedale LGS. The credit facility accrued interest at a variable annual rate linked to LIBOR.
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
Pinedale LP automatically entered into a Cash Control Period (as defined in the credit facility) with the Refinancing Lenders upon the April 29, 2016 bankruptcy filing by Ultra Wyoming and its parent guarantor, Ultra Petroleum. During a Cash Control Period, the Company as Agent swept all funds for the repayment of accrued interest, scheduled principal payments and principal prepayments on the loans. Ultra Petroleum emerged from bankruptcy in April 2017, resulting in the end of the Cash Control Period and, in May 2017, Pinedale LP resumed distributions. For the year ended December 31, 2017, pursuant to these additional cash sweep provisions, an additional $4.4 million was distributed (pro rata, based on ownership percentages) to the Refinancing Lenders as a reduction to the outstanding principal.
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement which, along with other provisions of the credit facility, limit cash dividends and loans by Pinedale LP to the Company. At December 31, 2019, the net assets of Pinedale LP were $131.5 million and Pinedale LP was in compliance with all of the financial covenants of the Amended Pinedale Term Credit Facility.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the years ended December 31, 2019, 2018 and 2017 is as follows:

Deferred Financing Cost Amortization Expense (1)(2)
	For the Years Ended December 31,
	2019	2018	2017
CorEnergy Credit Facility	$574,542	$574,541	$873,601
Amended Pinedale Term Credit Facility	52,821	52,728	392
Total Deferred Debt Cost Amortization	$627,363	$627,269	$873,993
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
Contractual Payments
The remaining contractual principal payments as of December 31, 2019 under the Amended Pinedale Term Credit Facility are as follows:

Year	Amended Pinedale Term Credit Facility
2020	$3,528,000
2021	3,528,000
2022	26,888,000
2023	—
2024	—
Thereafter	—
Total	$33,944,000
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
The 7.00% Convertible Notes were initially issued with an underwriters' discount of $3.7 million which is being amortized over the life of the 7.00% Convertible Notes. Additionally, the Company incurred approximately $241 thousand in debt issuance costs associated with the 7.00% Convertible Notes which are being amortized over the life of the notes.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Holders may convert their 7.00% Convertible Notes into shares of the Company's common stock at their option until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the 7.00% Convertible Notes will be 30.3030 shares of common stock per $1,000 principal amount of the 7.00% Convertible Notes, equivalent to an initial conversion price of $33.00 per share of common stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
On May 23, 2016, the Company repurchased $1.0 million of its 7.00% Convertible Notes on the open market. During the year ended December 31, 2018, certain holders elected to convert approximately $42 thousand of 7.00% Convertible Notes for 1,271 shares of CorEnergy common stock.
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
On August 15, 2019, the Company used a portion of the net proceeds from the offering of the 5.875% Convertible Notes discussed further below, together with shares of its common stock, to exchange $63.9 million face amount of its 7.00% Convertible Notes pursuant to privately negotiated agreements with three holders. The total cash and stock consideration for the exchange was valued at approximately $93.2 million. This included an aggregate of 703,432 shares of common stock plus cash consideration of approximately $60.2 million, including $733 thousand of interest expense. The Company recorded a loss on extinguishment of debt of approximately $28.9 million in the Consolidated Statements of Income for the third quarter of 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $360 thousand and $24 thousand, respectively. Collectively, for the two exchange transactions described above, the Company recorded a loss on extinguishment of debt of $34.0 million for the year ended December 31, 2019.
Additionally, during the year ended December 31, 2019, certain holders elected to convert $4.2 million of 7.00% Convertible Notes for approximately 127,143 shares of common stock, respectively. As of December 31, 2019, the Company has $2.1 million aggregate principal amount of 7.00% Convertible Notes outstanding. Subsequent to December 31, 2019, certain holders elected to convert $416 thousand of 7.00% Convertible Notes for approximately 12,605 shares of common stock.
At the present time, the remaining 7.00% Convertible Notes may not be redeemed prior to the maturity date without the consent of the agent and lenders under the CorEnergy Credit Facility. However, upon the occurrence of a fundamental change (as defined in the Indenture), holders may require the Company to repurchase all or a portion of the 7.00% Convertible Notes for cash at a price equal to 100 percent of the principal amount of the 7.00% Convertible Notes to be purchased plus any accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date as prescribed in the Indenture. In addition, in certain circumstances the Company will increase the conversion rate for a holder that converts the 7.00% Convertible Notes in connection with any of a specified set of corporate events, each of which is deemed to constitute a make-whole adjustment event pursuant to the terms of the Indenture.
The 7.00% Convertible Notes rank equal in right of payment to any other current and future unsecured obligations of the Company and senior in right of payment to any other current and future indebtedness of the Company that is contractually subordinated to the 7.00% Convertible Notes. The 7.00% Convertible Notes are structurally subordinated to all liabilities (including trade payables) of the Company's subsidiaries. The 7.00% Convertible Notes are effectively junior to all of the Company's existing or future secured debt, to the extent of the value of the collateral securing such debt.
5.875% Convertible Notes
On August 12, 2019, the Company completed a private placement offering of $120.0 million aggregate principal amount of 5.875% Convertible Senior Notes due 2025 (the "5.875% Convertible Notes") to the initial purchasers of such notes for cash in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. The initial purchasers then resold the 5.875% Convertible Notes for cash equal to 100 percent of the aggregate principal amount thereof to qualified institutional buyers, as defined in Rule 144A under the Securities Act, in reliance on an exemption from registration provided by Rule 144A. The 5.875% Convertible Notes mature on August 15, 2025 and bear interest at a rate of 5.875 percent per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The 5.875% Convertible Notes were issued with an initial purchasers' discount of $3.5 million, which is being amortized over the life of the notes. The Company also incurred approximately $508 thousand of deferred debt costs in issuing the 5.875% Convertible Notes, which are also being amortized over the life of the notes.

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

Upon the occurrence of a make-whole fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their 5.875% Convertible Notes at a fundamental change repurchase price equal to 100 percent of the principal amount of the 5.875% Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date as prescribed in the Indenture. Following the occurrence of a make- whole fundamental change, or if the Company delivers a notice of redemption (as discussed below), the Company will, in certain circumstances, increase the applicable conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change or notice of redemption.

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
The following is a summary of the impact of Convertible Notes on interest expense for the years ended December 31, 2019, 2018 and 2017:

Convertible Note Interest Expense
	For the Years Ended December 31,
	2019	2018	2017
7.00% Convertible Notes:
Interest Expense	$3,354,178	$7,979,118	$7,980,000
Discount Amortization	320,821	738,912	738,912
Deferred Debt Issuance Cost Amortization	21,004	48,276	48,276
Total 7.00% Convertible Notes	$3,696,003	$8,766,306	$8,767,188

5.875% Convertible Notes:
Interest Expense	$2,722,083	$—	$—
Discount Amortization	225,458	—	—
Deferred Debt Issuance Amortization	31,493	—	—
Total 5.875% Convertible Notes	$2,979,034	$—	$—
Total Convertible Note Interest	$6,675,037	$8,766,306	$8,767,188
Including the impact of the convertible debt discount and related deferred debt issuance costs, (i) the effective interest rate on the 7.00% Convertible Notes was approximately 7.7 percent for each of the years ended December 31, 2019, 2018 and 2017 and (ii) the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for the year ended December 31, 2019.
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
In December 2019 and 2018, the Company revised its estimates to reflect a decrease in (i) average marketplace rates for labor and other costs, (ii) for the expected timing of work and for (iii) recent decommissioning estimates. During the fourth quarter of 2018, the Company decommissioned a segment of the GIGS pipeline system. The Company incurred decommissioning costs of approximately $939 thousand compared to the estimated segment ARO liability of $628 thousand resulting in a loss on settlement of ARO of $311 thousand. The loss on settlement of ARO is recorded in general and administrative expenses in the Consolidated Statements of Income for the year ended December 31, 2018. For the year ended December 31, 2019, the change in estimate did not result in any charge to income.
The following table is a reconciliation of the asset retirement obligation as of December 31, 2019 and 2018:

Asset Retirement Obligation
	For the Years Ended December 31,
	2019	2018
Beginning asset retirement obligation	$7,956,343	$9,170,493
Liabilities assumed	—	—
ARO accretion expense	443,969	499,562
Liabilities settled	—	(628,300)
Revision in cash flow estimates	(356,112)	(1,085,412)
Ending asset retirement obligation	$8,044,200	$7,956,343
13. STOCKHOLDERS' EQUITY
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

The Company's Board of Directors authorized a share repurchase program for the Company to buy up to $10.0 million of its depository shares of Series A Preferred Stock, which commenced August 6, 2018. Purchases were made through the program until it expired on August 5, 2019. During 2018, the Company repurchased 177,773 depository shares for approximately $4.3 million in cash. During 2019, the Company repurchased 2,500 depository shares of Series A Preferred Stock for approximately $61 thousand in cash. As of December 31, 2019, the Company had a total of 5,019,727 depository shares outstanding, or approximately 50,197 whole shares, with an aggregate par value of $50.20.
See Note 16 ("Subsequent Events"), for further information regarding the declaration of a dividend on the Series A Preferred Stock.
COMMON STOCK
As of December 31, 2019, the Company had 13,638,916 of common shares issued and outstanding. See Note 16 ("Subsequent Events"), for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan. As of December 31, 2019, the Company has issued 22,003 shares of common stock under its dividend reinvestment plan pursuant to the shelf, resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
On November 9, 2018, the Company had a new shelf registration statement declared effective by the SEC replacing the Company's previously filed shelf registration statement, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of December 31, 2019, the Company has not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million. As described elsewhere in this Report, EGC and Cox Oil have refused to provide the financial statement information concerning EGC required to be filed by the Company pursuant to SEC Regulation S-X. At least until it is able to file these EGC financial statements, the Company does not expect to be able to use this shelf registration statement, or the shelf registration statement filed for its dividend reinvestment plan, to sell its securities. As previously disclosed in the Company's Current Report on Form 8-K filed on April 24, 2019, the Company has suspended its dividend reinvestment plan.
The Company has engaged in dialogue with the staff of the SEC in an effort to shorten the period during which it does not use its registration statements. The Company does not expect this period to be shortened until the EGC financial statement information has been received and filed.
14. EARNINGS PER SHARE
Basic earnings per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the years ended December 31, 2019 and 2017 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Senior Notes and the 5.875% Convertible Senior Notes, as applicable, because such impact is antidilutive.
Under the if converted method, and after consideration of the common shares issued in the Convertible Notes exchanges and conversions discussed in Note 11 ("Debt"), the 7.00% Convertible Senior Notes and 5.875% Convertible Senior Notes would result in an additional 2,463,394 common shares outstanding for the year ended December 31, 2019. For the year ended December 31, 2018, the dilutive shares include 3,453,273 common shares outstanding from the if-converted method for the 7.00% Convertible Notes. For the year ended December 31, 2017, the if-converted method would have resulted in an additional 3,454,545 common shares outstanding.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Earnings Per Share
	For the Years Ended December 31,
	2019	2018	2017
Net Income attributable to CorEnergy Stockholders	$4,079,495	$43,711,876	$32,602,790
Less: preferred dividend requirements(1) (2)	9,255,468	9,548,377	7,953,988
Net Income (Loss) attributable to Common Stockholders	$(5,175,973)	$34,163,499	$24,648,802
Weighted average shares - basic	13,041,613	11,935,021	11,900,516
Basic earnings (loss) per share	$(0.40)	$2.86	$2.07

Net Income (Loss) attributable to Common Stockholders (from above)	$(5,175,973)	$34,163,499	$24,648,802
Add: After tax effect of convertible interest	—	8,766,306	—
Income (Loss) attributable for dilutive securities	$(5,175,973)	$42,929,805	$24,648,802
Weighted average shares - diluted	13,041,613	15,389,180	11,900,516
Diluted earnings (loss) per share	$(0.40)	$2.79	$2.07
(1) In connection with the repurchases of Series A Preferred Stock during the year ended December 31, 2018, preferred dividend requirements were reduced by $10,554 representing the discount in the repurchase price paid compared to the carrying amount derecognized.

(2) In connection with the repurchases of Series A Preferred Stock during the year ended December 31, 2019, preferred dividend requirements were increased by $245 representing the premium in the repurchase price paid compared to the carrying amount derecognized.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

15. QUARTERLY FINANCIAL DATA (Unaudited)

	For the Fiscal 2019 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$16,717,710	$16,635,876	$16,984,903	$16,712,017
Transportation and distribution revenue	4,871,582	4,868,144	4,068,338	4,970,173
Financing revenue	33,540	27,989	28,003	27,295
Total Revenue	21,622,832	21,532,009	21,081,244	21,709,485
Expenses
Transportation and distribution expenses	1,503,143	1,246,755	1,116,194	1,376,152
General and administrative	2,870,407	2,739,855	2,494,240	2,492,346
Depreciation, amortization and ARO accretion expense	5,645,096	5,645,250	5,645,342	5,646,254
Total Expenses	10,018,646	9,631,860	9,255,776	9,514,752
Operating Income	$11,604,186	$11,900,149	$11,825,468	$12,194,733
Other Income (Expense)
Net distributions and other income	$256,615	$285,259	$360,182	$426,797
Interest expense	(2,507,294)	(2,297,783)	(2,777,122)	(2,996,512)
Loss on extinguishment of debt	(5,039,731)	—	(28,920,834)	—
Total Other Expense	(7,290,410)	(2,012,524)	(31,337,774)	(2,569,715)
Income (loss) before income taxes	4,313,776	9,887,625	(19,512,306)	9,625,018
Taxes
Current tax expense (benefit)	353,744	—	(1,270)	(472,498)
Deferred tax expense (benefit)	93,591	62,699	(91,436)	289,788
Income tax expense (benefit), net	447,335	62,699	(92,706)	(182,710)
Net income (loss) attributable to CorEnergy Stockholders	$3,866,441	$9,824,926	$(19,419,600)	$9,807,728
Preferred dividend requirements	2,314,128	2,313,780	2,313,780	2,313,780
Net income (loss) attributable to Common Stockholders	$1,552,313	$7,511,146	$(21,733,380)	$7,493,948

Earnings (Loss) Per Common Share:
Basic	$0.12	$0.59	$(1.65)	$0.55
Diluted	$0.12	$0.59	$(1.65)	$0.55

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Fiscal 2018 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$17,591,859	$18,275,859	$18,391,983	$18,487,661
Transportation and distribution revenue	3,952,979	3,874,157	4,244,722	4,412,378
Total Revenue	21,544,838	22,150,016	22,636,705	22,900,039
Expenses
Transportation and distribution expenses	1,572,896	1,534,524	2,241,999	1,861,329
General and administrative	2,727,057	3,107,776	3,046,481	4,161,533
Depreciation, amortization and ARO accretion expense	6,289,330	6,290,082	6,289,459	6,078,582
Provision for loan (gain) loss	500,000	—	—	(536,867)
Total Expenses	11,089,283	10,932,382	11,577,939	11,564,577
Operating Income	$10,455,555	$11,217,634	$11,058,766	$11,335,462
Other Income (Expense)
Net distributions and other income	$3,951	$55,714	$5,627	$41,503
Net realized and unrealized gain (loss) on other equity securities	13,966	(881,100)	(930,147)	(48,028)
Interest expense	(3,210,590)	(3,196,248)	(3,183,589)	(3,168,583)
Gain on the sale of leased property, net	—	—	—	11,723,257
Total Other Income (Expense)	(3,192,673)	(4,021,634)	(4,108,109)	8,548,149
Income before income taxes	7,262,882	7,196,000	6,950,657	19,883,611
Taxes
Current tax benefit	(35,549)	(10,785)	(8,393)	(530,659)
Deferred tax benefit	(409,277)	(604,064)	(738,274)	(81,725)
Income tax benefit, net	(444,826)	(614,849)	(746,667)	(612,384)
Net Income attributable to CorEnergy Stockholders	$7,707,708	$7,810,849	$7,697,324	$20,495,995
Preferred dividend requirements	2,396,875	2,396,875	2,396,875	2,357,752
Net Income attributable to Common Stockholders	$5,310,833	$5,413,974	$5,300,449	$18,138,243

Earnings Per Common Share:
Basic	$0.45	$0.45	$0.44	$1.52
Diluted	$0.45	$0.45	$0.44	$1.32

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

16. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend
On January 22, 2020, the Company's Board of Directors declared a 2019 fourth quarter dividend of $0.75 per share for CorEnergy common stock. The dividend will be paid on February 28, 2020, to stockholders of record on February 14, 2020.
Preferred Stock Dividend
On January 22, 2020, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend will be paid on February 28, 2020, to stockholders of record on February 14, 2020.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CorEnergy Infrastructure Trust, Inc.

CONDENSED BALANCE SHEETS	December 31, 2019	December 31, 2018
Assets
Leased property, net of accumulated depreciation of $1,296,598 and $1,112,218	$3,497,058	$3,681,438
Investments	401,331,625	415,674,601
Cash and cash equivalents	113,264,989	64,574,701
Due from subsidiary	11,635,874	10,549,719
Note receivable from subsidiary	75,412,500	81,000,000
Deferred costs, net of accumulated amortization of $1,198,023 and $712,182	1,283,744	1,769,585
Prepaid expenses and other assets	306,939	265,024
Total Assets	$606,732,729	$577,515,068
Liabilities and Equity
Unsecured convertible senior notes, net of discount and debt issuance costs of $3,768,504 and $1,180,729	118,323,496	112,777,271
Accounts payable and other accrued liabilities	3,180,010	1,075,045
Management fees payable	1,669,950	1,831,613
Due to affiliate	153,640	153,640
Total Liabilities	$123,327,096	$115,837,569
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,493,175 and $125,555,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,197 and 50,222 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	$125,493,175	$125,555,675
Capital stock, non-convertible, $0.001 par value; 13,638,916 and 11,960,225 shares issued and outstanding at December 31, 2019 and December 31, 2018 (100,000,000 shares authorized)	13,639	11,960
Additional paid-in capital	367,510,691	326,962,163
Retained earnings (deficit)	(9,611,872)	9,147,701
Total Equity	483,405,633	461,677,499
Total Liabilities and Equity	$606,732,729	$577,515,068
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	For the Years Ended December 31,
	2019	2018	2017
Revenue
Earnings from subsidiary	$41,073,290	$48,353,177	$36,222,221
Total Revenue	41,073,290	48,353,177	36,222,221
Expenses
General and administrative	2,045,404	2,353,593	2,298,201
Depreciation expense	184,380	184,380	184,380
Amortization expense	5,316	5,316	5,316
Total Expenses	2,235,100	2,543,289	2,487,897
Operating Income	$38,838,190	$45,809,888	$33,734,324
Other Income (Expense)
Net distributions and other income	$1,252,749	$56,827	$96,866
Interest on loans to subsidiaries	5,916,317	7,903,104	11,549,344
Interest expense, net	(7,967,196)	(10,057,943)	(11,451,944)
Loss on extinguishment of debt	(33,960,565)	—	(225,801)
Total Other Expense	(34,758,695)	(2,098,012)	(31,535)
Net Income	$4,079,495	$43,711,876	$33,702,789

Other comprehensive income:
Changes in fair value of qualifying hedges	—	—	11,196
Total Comprehensive Income	$4,079,495	$43,711,876	$33,713,985
See accompanying Schedule I Notes to Condensed Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CorEnergy Infrastructure Trust, Inc. - Continued

CONDENSED STATEMENTS OF CASH FLOW	For the Years Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$(939,775)	$(6,257,124)	$1,661,123
Investing Activities
Principal payments received from notes to subsidiaries	5,587,500	2,250,000	40,092,095
Investment in consolidated subsidiaries	—	(73,996)	(33,900,000)
Cash distributions from consolidated subsidiaries	55,416,267	110,140,459	46,774,111
Net cash provided by investing activities	$61,003,767	$112,316,463	$52,966,206
Financing Activities
Debt financing costs	(372,759)	—	(1,360,241)
Net offering proceeds on Series A preferred stock	—	—	71,161,531
Net offering proceeds on convertible debt	116,355,125	—	—
Cash paid for extinguishment of convertible debt	(78,939,743)	—	—
Repurchases of preferred stock debt	(60,550)	(4,275,553)	—
Dividends paid on Series A preferred stock	(9,255,121)	(9,587,500)	(8,227,734)
Dividends paid on common stock	(39,100,656)	(34,284,059)	(34,731,892)
Advances on revolving line of credit	—	—	10,000,000
Payments on revolving line of credit	—	—	(54,000,000)
Principal payments on term debt	—	—	(36,740,000)
Net cash used in financing activities	$(11,373,704)	$(48,147,112)	$(53,898,336)
Net Change in Cash and Cash Equivalents	$48,690,288	$57,912,227	$728,993
Cash and Cash Equivalents at beginning of period	64,574,701	6,662,474	5,933,481
Cash and Cash Equivalents at end of period	$113,264,989	$64,574,701	$6,662,474

Supplemental Disclosure of Cash Flow Information
Interest Paid	$4,504,263	$8,794,086	$10,080,764
Non-Cash Investing Activities
Conversion of note receivable from subsidiary to investments	$—	$—	$4,902,495
Dissolution of investment in subsidiary upon liquidation	—	(73,996)	—
Non-Cash Financing Activities
Common stock issued upon exchange and conversion of convertible notes	$66,064,966	$42,654	$—
Reinvestment of distributions by common stockholders in additional common shares	403,831	1,509,830	962,308
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
NOTE B - DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to CorEnergy Infrastructure Trust, Inc. from the Company's consolidated subsidiaries were $55.4 million, $110.1 million and $46.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CorEnergy Infrastructure Trust, Inc.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period December 31, 2019
Description	Location	Encumbrances	Land	Building & Fixtures	Improvements / Adjustments (4)	Land	Building & Fixtures	Total	Accumulated Depreciation	Investment in Real Estate, net, at 12/31/19	Date Acquired	Life on which depreciation in latest income statement is computed
Pinedale LGS (1)(5)	Pinedale, WY	$33,944,000	$105,485,063	$125,119,062	$—	$105,485,063	$125,119,062	$230,604,125	$62,370,978	$168,233,147	2012	26 years
United Property Systems (4)	St. Louis, MO	—	210,000	1,188,000	103,497	210,000	1,291,497	1,501,497	177,214	1,324,283	2014	40 years
Grand Isle Gathering System (2)(3)(4)	Gulf of Mexico	—	960,000	258,471,397	(6,499,804)	960,000	251,971,593	252,931,593	43,277,624	209,653,969	2015	27 years
		$33,944,000	$106,655,063	$384,778,459	$(6,396,307)	$106,655,063	$378,382,152	$485,037,215	$105,825,816	$379,211,399
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

(4) These two properties serve as collateral under the CorEnergy Credit Facility. There are no amounts outstanding on the credit facility as of December 31, 2019.
(5) The amount outstanding for the Amended Pinedale Term Credit Facility is $33,944,000 as of December 31, 2019.
NOTES TO SCHEDULE III - CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
Reconciliation of Real Estate and Accumulated Depreciation

	For the Years Ended December 31,
	2019	2018	2017
Investment in real estate:
Balance, beginning of year	$485,368,450	$538,112,220	$541,478,086
Addition: Acquisitions and developments	24,877	3,599	9,649
Deduction: Dispositions and other(1)(2)	(356,112)	(52,747,369)	(3,375,515)
Balance, end of year	$485,037,215	$485,368,450	$538,112,220
Accumulated depreciation:
Balance, beginning of year	$87,154,095	$72,155,753	$52,219,717
Addition: Depreciation	18,671,721	20,986,461	19,936,036
Deduction: Dispositions and other(2)	—	(5,988,119)	—
Balance, end of year	$105,825,816	$87,154,095	$72,155,753
(1) The Grand Isle Gathering System had a change in estimate related to the ARO in 2019, 2018 and 2017. Refer to Note 12 ("Asset Retirement Obligation") for further details.
(2) On December 21, 2018, the Company sold its Portland Terminal Facility with a net carrying value of $45.7 million (i.e. gross investment of $51.7 million less accumulated depreciation of $6.0 million). Refer to Note 3 ("Leased Properties and Leases") for further details.

The aggregate cost of the properties is approximately $7.2 million lower for federal income tax purposes at December 31, 2019. The tax basis of the properties is unaudited.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE - CorEnergy Infrastructure Trust, Inc.

Description	Interest Rate	Final Maturity	Monthly Payment Amount	Prior Liens	Face Value	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgages
Billings, Dunn and McKenzie Counties, North Dakota (Morlock Well)	8.50%	6/30/2021	$10,833	None	$1,300,000	$1,235,000	$—
Total					$1,300,000	$1,235,000	$—
NOTES TO SCHEDULE IV - CONSOLIDATED MORTGAGE LOANS ON REAL ESTATE
Reconciliation of Mortgage Loans on Real Estate

	For the Years Ended December 31,
	2019	2018	2017
Beginning balance	$1,300,000	$1,500,000	$1,500,000
Additions:
New loans	—	—	—
Interest receivable	—	—	—
Total Additions	$—	$—	$—
Deductions:
Principal repayments(1)	$65,000	$236,867	$—
Foreclosures	—	—	—
Amortization of deferred costs	—	—	—
Principal, Interest and Deferred Costs Write Up(1)	—	(36,867)	—
Total deductions	$65,000	$200,000	$—
Ending balance	$1,235,000	$1,300,000	$1,500,000
(1) In 2018, Four Wood Corridor and Compass SWD executed a $1.3 million loan agreement and Compass SWD paid approximately $237 thousand in cash for assets secured by the previous $1.5 million loans. As a result, SWD Enterprises was released from the terms of its loans, and the Company recognized a provision for loan gain of $37 thousand in the Consolidated Statements of Income. Refer to Note 5 ("Financing Notes Receivable") for further details.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

ITEM 16. FORM 10-K SUMMARY
None.
CORENERGY INFRASTRUCTURE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.
(Registrant)

By:	/s/ Kristin M. Leitze
Kristin M. Leitze
Chief Accounting Officer (Principal Accounting and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ David J. Schulte	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
David J. Schulte

/s/ Kristin M. Leitze	Chief Accounting Officer (Principal Accounting and Principal Financial Officer)	February 27, 2020
Kristin M. Leitze

/s/ Todd Banks	Director	February 27, 2020
Todd Banks

/s/ Barrett Brady	Director	February 27, 2020
Barrett Brady

/s/ Conrad S. Ciccotello	Director	February 27, 2020
Conrad S. Ciccotello

/s/ Catherine A. Lewis	Director	February 27, 2020
Catherine A. Lewis