Form 10-Q
period 2020-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2020-06-25
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of June 24, 2020, the registrant had 13,651,521 common shares outstanding.

EXPLANATORY NOTE
As previously disclosed in the Current Report on Form 8-K filed by CorEnergy Infrastructure Trust, Inc. (the “Company”) with the Securities and Exchange Commission on April 23, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2020 (the “Quarterly Report”) was delayed due to the impact of COVID-19 pandemic on the Company, its employees and its tenants, including the impact of the Company’s work from home policy implemented to protect its employees, which slowed the Company’s routine quarterly close process.
The Company is filing this Quarterly Report on Form 10-Q in reliance on an extension granted by the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465). Specifically, the Company disclosed that it would be unable to file the Quarterly Report by its original due date and expected to file the Quarterly Report by no later than June 25, 2020.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020
TABLE OF CONTENTS
____________________________________________________________________________________________

This Report on Form 10-Q ("Report") should be read in its entirety. No one section of the Report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes, and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the Annual Report on Form 10-K, for the year ended December 31, 2019.

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2019.

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
CARES Act: the Coronavirus Aid, Relief, and Economic Security Act.
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
COVID-19: Coronavirus disease of 2019; a pandemic affecting many countries globally.
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
FASB: Financial Accounting Standards Board.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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
IRS: Internal Revenue Service.
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
OPEC: the Organization of the Petroleum Exporting Countries.
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

Series A Preferred Stock: the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, of which there currently are outstanding approximately 50,108 shares represented by 5,010,814 depositary shares, each representing 1/100th of a whole share of Series A Preferred Stock.
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

•
the recent outbreak of COVID-19 and certain developments in the global oil markets, including the general decline in business activity and demand affecting our tenants' operations and ability or willingness to pay rent;

•
the inherent risks associated with owning real estate, including real estate market conditions, governing laws and regulations, including potential liabilities related to environmental matters, and the relative illiquidity of real estate investments;

•	our continued ability to access the debt and equity markets, including our ability to continue using our SEC shelf registration statements;

•	our ability to comply with certain debt covenants;

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, and Part II, Item 1A, "Risk Factors", in this Report.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $67,817,865 and $105,825,816	$234,565,116	$379,211,399
Property and equipment, net of accumulated depreciation of $20,148,744 and $19,304,610	106,025,792	106,855,677
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,202,500	1,235,000
Cash and cash equivalents	119,054,407	120,863,643
Deferred rent receivable	—	29,858,102
Accounts and other receivables	3,493,366	4,143,234
Deferred costs, net of accumulated amortization of $2,123,328 and $1,956,710	2,005,351	2,171,969
Prepaid expenses and other assets	912,298	804,341
Deferred tax asset, net	4,223,640	4,593,561
Goodwill	1,718,868	1,718,868
Total Assets	$473,201,338	$651,455,794
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $144,865 and $158,070	$32,917,135	$33,785,930
Unsecured convertible senior notes, net of discount and debt issuance costs of $3,597,095 and $3,768,504	118,078,905	118,323,496
Asset retirement obligation	8,446,246	8,044,200
Accounts payable and other accrued liabilities	2,972,196	6,000,981
Management fees payable	1,673,903	1,669,950
Unearned revenue	6,711,170	6,891,798
Total Liabilities	$170,799,555	$174,716,355
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 and $125,493,175 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,108 and 50,197 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	$125,270,350	$125,493,175
Capital stock, non-convertible, $0.001 par value; 13,651,521 and 13,638,916 shares issued and outstanding at March 31, 2020 and December 31, 2019 (100,000,000 shares authorized)	13,652	13,639
Additional paid-in capital	348,719,125	360,844,497
Retained deficit	(171,601,344)	(9,611,872)
Total Equity	302,401,783	476,739,439
Total Liabilities and Equity	$473,201,338	$651,455,794
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Revenue
Lease revenue	$15,746,504	$16,717,710
Deferred rent receivable write-off	(30,105,820)	—
Transportation and distribution revenue	5,200,500	4,871,582
Financing revenue	26,307	33,540
Total Revenue (Loss)	(9,132,509)	21,622,832
Expenses
Transportation and distribution expenses	1,375,229	1,503,143
General and administrative	3,076,143	2,870,407
Depreciation, amortization and ARO accretion expense	5,647,067	5,645,096
Loss on impairment of leased property	140,268,379	—
Total Expenses	150,366,818	10,018,646
Operating Income (Loss)	$(159,499,327)	$11,604,186
Other Income (Expense)
Net distributions and other income	$317,820	$256,615
Interest expense	(2,885,583)	(2,507,294)
Loss on extinguishment of debt	—	(5,039,731)
Total Other Expense	(2,567,763)	(7,290,410)
Income (Loss) before income taxes	(162,067,090)	4,313,776
Taxes
Current tax expense (benefit)	(394,643)	353,744
Deferred tax expense	369,921	93,591
Income tax expense (benefit), net	(24,722)	447,335
Net Income (Loss) attributable to CorEnergy Stockholders	(162,042,368)	3,866,441
Preferred dividend requirements	2,260,793	2,314,128
Net Income (Loss) attributable to Common Stockholders	$(164,303,161)	$1,552,313

Earnings (Loss) Per Common Share:
Basic	$(12.04)	$0.12
Diluted	$(12.04)	$0.12
Weighted Average Shares of Common Stock Outstanding:
Basic	13,648,293	12,604,943
Diluted	13,648,293	12,604,943
Dividends declared per share	$0.750	$0.750
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Amount
Balance at December 31, 2018	11,960,225	$11,960	$125,555,675	$320,295,969	$9,147,701	$455,011,305
Net income	—	—	—	—	3,866,441	3,866,441
Series A preferred stock dividends	—	—	—	—	(2,313,780)	(2,313,780)
Preferred stock repurchases(1)	—	—	(62,500)	2,195	(245)	(60,550)
Common stock dividends	—	—	—	—	(9,597,948)	(9,597,948)
Common stock issued upon exchange of convertible notes	837,040	837	—	28,868,672	—	28,869,509
Reinvestment of dividends paid to common stockholders	11,076	11	—	403,820	—	403,831
Balance at March 31, 2019 (Unaudited)	12,808,341	$12,808	$125,493,175	$349,570,656	$1,102,169	$476,178,808
(1) In connection with the repurchases of Series A Preferred Stock during 2019, the addition to preferred dividends of $245 represents the premium in the repurchase price paid compared to the carrying amount derecognized.

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Total
	Shares	Amount	Amount
Balance at December 31, 2019	13,638,916	$13,639	$125,493,175	$360,844,497	$(9,611,872)	$476,739,439
Net loss	—	—	—	—	(162,042,368)	(162,042,368)
Series A preferred stock dividends	—	—	—	(2,313,780)	—	(2,313,780)
Preferred stock repurchases(1)	—	—	(222,825)	7,932	52,896	(161,997)
Common stock dividends	—	—	—	(10,238,640)		(10,238,640)
Common stock issued upon exchange of convertible notes	12,605	13	—	419,116	—	419,129
Balance at March 31, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$348,719,125	$(171,601,344)	$302,401,783
(1) In connection with the repurchase of Series A Preferred Stock during 2020, the deduction from preferred dividends of $52,896 represents the discount in the repurchase price paid compared to the carrying amount derecognized.

See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Operating Activities
Net income (loss)	$(162,042,368)	$3,866,441
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax, net	369,921	93,591
Depreciation, amortization and ARO accretion	5,975,316	5,943,528
Loss on impairment of leased property	140,268,379	—
Deferred rent receivable write-off, noncash	30,105,820	—
Loss on extinguishment of debt	—	5,039,731
Loss on disposal of equipment	3,958	—
Changes in assets and liabilities:
Increase in deferred rent receivable	(247,718)	(1,449,025)
Decrease in accounts and other receivables	649,868	1,123,636
Increase in financing note accrued interest receivable	—	(9,542)
Increase in prepaid expenses and other assets	(108,007)	(296,032)
Increase (decrease) in management fee payable	3,953	(70,147)
Increase (decrease) in accounts payable and other accrued liabilities	(3,030,782)	2,891,410
Increase in current income tax liability	—	69,492
Decrease in unearned revenue	(180,628)	(146,846)
Net cash provided by operating activities	$11,767,712	$17,056,237
Investing Activities
Purchases of property and equipment, net	(13,031)	(15,335)
Principal payment on note receivable	—	5,000,000
Principal payment on financing note receivable	32,500	—
Net cash provided by investing activities	$19,469	$4,984,665
Financing Activities
Repurchases of preferred stock	(161,997)	(60,550)
Cash paid for extinguishment of convertible notes	—	(19,516,234)
Dividends paid on Series A preferred stock	(2,313,780)	(2,313,780)
Dividends paid on common stock	(10,238,640)	(9,194,117)
Principal payments on secured credit facilities	(882,000)	(882,000)
Net cash used in financing activities	$(13,596,417)	$(31,966,681)
Net Change in Cash and Cash Equivalents	$(1,809,236)	$(9,925,779)
Cash and Cash Equivalents at beginning of period	120,863,643	69,287,177
Cash and Cash Equivalents at end of period	$119,054,407	$59,361,398

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,334,215	$1,116,371
Income taxes paid (net of refunds)	(467,407)	(220,701)

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$—	$403,831
Common stock issued upon exchange and conversion of convertible notes	419,129	28,869,509
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
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
Basis of Presentation
The accompanying consolidated financial statements include CorEnergy accounts and the accounts of its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation.
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
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 27, 2020 (the "2019 CorEnergy 10-K").
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June of 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at

Table of Contents	Glossary of Defined Terms

amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for certain entities. Based on the guidance for smaller reporting companies, the effective date of ASU 2016-13 is deferred for the Company until fiscal year 2023 with early adoption permitted, and the Company has elected to defer adoption of this standard.
Although the Company has elected to defer adoption of ASU 2016-13, it will continue to evaluate the potential impact of the standard on its consolidated financial statements. As part of its ongoing assessment work, the Company has formed an implementation team, completed training on the CECL model and has begun developing policies, processes and internal controls.
In March of 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04"). In response to concerns about structural risks of interbank offered rates including the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable and less susceptible to manipulation. The provisions of ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04, among other things, provides optional expedients and exceptions for a limited period of time for applying U.S. GAAP to these contracts if certain criteria are met to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating its contracts that reference LIBOR and the optional expedients and exceptions provided by the FASB.
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
LESSOR - LEASED PROPERTIES
The Company's current leased properties are classified as operating leases and are recorded as leased property in the Consolidated Balance Sheets. Base rent related to the Company's leased property is recognized on a straight-line basis over the term of the lease when collectibility is probable. Participating rent is recognized when it is earned, based on the achievement of specified performance criteria. Base and participating rent are recorded as lease revenue in the Consolidated Statements of Operations. The Company regularly evaluates the collectibility of its deferred rent receivable on a lease by lease basis. The evaluation primarily includes assessing the financial condition and credit quality of the Company's tenants, changes in tenant's payment history and current economic factors. When the collectibility of the deferred rent receivable or future lease payments are no longer probable, the Company will recognize a write-off of the deferred rent receivable as a reduction of revenue in the Consolidated Statements of Operations.
As of March 31, 2020, the Company had two significant properties located in Wyoming, Louisiana and the Gulf of Mexico, which are leased on a triple-net basis to major tenants, described in the table below. These major tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased properties. The long-term, triple-net leases generally have an initial term of 11 to 15 years with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial term of the leases. The following table summarizes the significant leased properties, major tenants and lease terms:

Table of Contents	Glossary of Defined Terms

Summary of Leased Properties, Major Tenants and Lease Terms
Property	Grand Isle Gathering System	Pinedale LGS
Location	Gulf of Mexico/Louisiana	Pinedale, WY
Tenant	Energy XXI GIGS Services, LLC	Ultra Wyoming LGS, LLC
Asset Description	Approximately 137 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.	Approximately 150 miles of pipelines and four central storage facilities.
Date Acquired	June 2015	December 2012
Initial Lease Term	11 years	15 years
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life	5-year terms
Current Monthly Rent Payments	7/1/2019 - 6/30/2020: $3,223,917 7/1/2020 - 6/30/2021: $4,033,583	$1,844,748
Initial Estimated Useful Life(1)	27 years	26 years
(1) In conjunction with the impairment of the Grand Isle Gathering System discussed below, the remaining estimated useful life of the GIGS asset will be adjusted to approximately 15 years beginning in the second quarter of 2020. Additionally, the Company updated the useful life of its asset retirement obligation ("ARO") segments resulting in a change to the timing of the undiscounted cash flows. The timing change resulted in an increase to the ARO asset and liability of approximately $290 thousand.

LEASED PROPERITES AND TENANT INFORMATION
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
The COVID-19 pandemic-related reduction in energy demand and the sharp decline in commodity prices related to the combined impact of falling demand and recent increases in production from OPEC members and other international suppliers caused significant disruptions and volatility in the global oil marketplace during the first quarter of 2020. In response to COVID-19, governments around the world have implemented increasingly stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures have adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by the Company's pipelines, terminals and other facilities.
The events and conditions described above adversely impacted the Gulf of Mexico operations of the EGC Tenant, the tenant of the GIGS asset, under the Grand Isle Gathering Lease as discussed under "Energy Gulf Coast/Cox Oil" and "Grand Isle Gathering System" below. Further, UPL and Ultra Wyoming, the guarantor and tenant under the Pinedale Lease Agreement, respectively, continued to experience significant indebtedness and extremely challenging market conditions, which impacted its financial condition as discussed under "Ultra Petroleum" and "Pinedale Liquids Gathering System" below.
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

The Company believes the terms of the Grand Isle Lease Agreement require copies of certain financial statement information be provided that the Company is required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual. When EGC's financial information ceased to be publicly available, the Company encouraged officials of EGC and Cox Oil and, through Company counsel, the legal counsel to such entities, to satisfy their obligations under the Grand Isle Lease Agreement to provide the required information to the Company for inclusion in its SEC reports. To date, EGC and Cox Oil have refused to fulfill these obligations. The Company sought to enforce the obligations of EGC and Cox Oil and obtained a temporary restraining order ("TRO") from a Texas state court, mandating that they deliver the required EGC financial statements for the year ended December 31, 2018. The TRO was stayed pending an appeal by EGC and Cox Oil and, pursuant to its own terms, had lapsed by the time that appeal was denied on January 6, 2020. The case was remanded to the trial court for further proceedings. In May 2020, the trial court granted the Company's motion for summary judgment mandating the tenant deliver the required financial statements. The Company believes that it is entitled to such relief and will continue to pursue this litigation and all viable options to obtain and file the necessary financial statements. The Company expects to file the financial statement information that is required by Regulation S-X by amendment to its Annual Reports on Form 10-K for the year ended December 31, 2019, once such information is made available in accordance with the terms of the lease.
On April 1, 2020, the EGC Tenant, a wholly owned indirect subsidiary of Cox Oil, elected to cease paying rent due for April of 2020. EGC Tenant is contractually obligated to pay rent and rent continues to accrue whether or not oil is being shipped. EGC Tenant is a special purpose entity engaged solely in activities related to the lease, and it does not own or operate any wells. EGC, parent of the EGC Tenant, owns and operates wells, including those connected to GIGS, and is the guarantor of the EGC Tenant's obligations under the lease. Following EGC Tenant's failure to pay rent due for April of 2020, and following discussions with Cox Oil management concerning its various operations, the Company sent EGC Tenant and EGC a notice of non-payment. After the required two-day cure period, a default has now occurred under the lease.
The EGC Tenant also failed to make required rent payments for May and June of 2020. As a result, the Company has filed litigation for lien judgment in the State Court of Texas to recover the unpaid rent, plus interest, for April, May and June of 2020 from the EGC Tenant. Further, EGC filed an action to attempt to set aside the guarantee obligations of EGC under the lease. The Company intends to enforce its rights under the lease and expects to be able to enforce the guaranty.
Grand Isle Gathering System
The Company identified the EGC Tenant's nonpayment of rent discussed above along with the significant decline in the global oil market as indicators of impairment for the GIGS asset. As a result, the Company assessed the GIGS asset for impairment as of March 31, 2020. The Company performed a step 1 impairment assessment on the GIGS asset by estimating the undiscounted contractual cash flows relating to the lease using probability-weighted scenarios, which indicated that the GIGS asset's carrying value was not recoverable. As a result, the fair value of the GIGS asset was estimated through the use of probability-weighted discounted estimated cash flow scenarios to measure the impairment loss. The probability-weighted cash flows used to assess recoverability of the GIGS asset and measure its fair value were developed using assumptions related to the Grand Isle Lease Agreement and near-term crude oil and water price and volume projections reflective of the current environment and management's projections for long-term average prices and volumes. In addition to near and long-term price assumptions, other key assumptions include the timing and collectibility of lease payments, operating costs, timing of incurring such costs and the use of an appropriate discount rate. The Company believes our estimates and models used to determine fair value are similar to what a market participant would use.
The Company engaged specialists and other third-parties to assist with the valuation methodology and analysis of certain underlying assumptions. The fair value measurement of the GIGS asset was based, in part, on significant inputs not observable in the market (as discussed above) and thus represents a Level 3 measurement. The significant unobservable input used includes a discount rate based on an estimated weighted average cost of capital of a theoretical market participant. We utilized a weighted average discount rate of 10.0 percent when deriving the fair value of the GIGS asset impaired during the quarter. The weighted average discount rate reflects management's best estimate of inputs a market participant would utilize. For the three months ended March 31, 2020, the Company recognized a $140.3 million loss on impairment of leased property related to the GIGS asset in the Consolidated Statements of Operations. As of March 31, 2020, the carrying value of the GIGS asset is $67.2 million, which is included in leased properties on the Consolidated Balance Sheet.
The Company has previously recognized a deferred rent receivable for the Grand Isle Gathering Lease, which primarily represents timing differences between the straight-line revenue recognition and contractual lease receipts over the lease term. Given the EGC's Tenant's nonpayment of rent in the second quarter of 2020 and the Company's expectations surrounding the collectibility of the contractual lease payments under the lease, the Company does not currently expect the deferred rent receivable to be recoverable. Accordingly, the Company recognized a non-cash write-off of the deferred rent receivable of $30.1 million for the three months

Table of Contents	Glossary of Defined Terms

ended March 31, 2020. The non-cash write-off was recognized as a reduction of revenue in the Consolidated Statements of Operations.
Ultra Petroleum
On April 14, 2020, UPL, the parent and guarantor of the lease obligations of the tenant and operator of the Company's Pinedale LGS, announced that its significant indebtedness and extremely challenging current market conditions raise a substantial doubt about its ability to continue as a going concern. The going concern qualification in UPL's financial statements filed in its 2019 10-K resulted in defaults under UPL's credit and term loan agreement. UPL also disclosed that it elected not to make interest payments on certain outstanding indebtedness, triggering a 30-day grace period. If such interest payments were not made by the end of the grace period, an event of default would occur, potentially causing its outstanding indebtedness to become immediately due and payable. UPL further disclosed that if it was unable to obtain sufficient additional capital to repay the outstanding indebtedness and sufficient liquidity to meet its operating needs, it may be necessary for UPL to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.
On May 14, 2020, UPL filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filing includes Ultra Wyoming, the operator of the Pinedale LGS and tenant under the Pinedale Lease Agreement with the Company’s indirect wholly owned subsidiary Pinedale LP. The bankruptcy filing of both the guarantor, UPL, and the tenant constitute defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing imposes a stay of CorEnergy’s ability to exercise remedies for the foregoing defaults. Ultra Wyoming also filed a motion to reject the Pinedale Lease Agreement, with a request that such motion be effective June 30, 2020. Pending the effective date of the rejection, Section 365 of the Bankruptcy Code generally requires Ultra Wyoming to comply on a timely basis with the provisions of the Pinedale Lease Agreement, including the payment provisions. Accordingly, the Company received the rent payments due on the first day of April, May and June 2020.
Pinedale LP, along with Prudential, the lender under the Amended Pinedale Term Credit Facility discussed in Note 10 ("Debt"), commenced discussions with UPL, which resulted in UPL presenting an initial offer to purchase the Pinedale LGS. As of June 25, 2020, Pinedale LP, has $32.2 million outstanding under the Amended Pinedale Term Credit Facility, which is secured by the Pinedale LGS, the only asset at Pinedale LP. The Amended Pinedale Term Credit Facility is not secured by any assets of CorEnergy or its other subsidiaries. Refer to Note 10 ("Debt") for further discussion of the terms of the Amended Pinedale Term Credit Facility, including a discussion of "Debt Covenant Considerations."
On June 5, 2020, Pinedale LP filed a motion with the U.S. Bankruptcy Court objecting to Ultra Wyoming's motion to reject the Pinedale Lease Agreement while continuing its negotiations with UPL. Pinedale LP and the Company agreed in principle to terms with Ultra Wyoming to sell the Pinedale LGS for $18.0 million cash as set forth in a non-binding term sheet that was filed with the U.S. Bankruptcy Court in UPL’s Chapter 11 case along with a motion for approval of the transaction on June 22, 2020. A copy of the draft definitive purchase and sale agreement was also filed with the motion. The closing of the sale will be subject to the satisfaction of certain closing conditions, including but not limited to (i) a release of all liens under the Amended Pinedale Term Credit Facility, (ii) a release by Pinedale LP of all claims against UPL and Ultra Wyoming arising from the rejection or termination of the Pinedale Lease Agreement, (iii) the release by Ultra Wyoming of all claims against Pinedale LP and the Company and (iv) approval of the definitive purchase and sale agreement and the closing of the transaction by the bankruptcy court in UPL’s Chapter 11 case. The U.S. Bankruptcy Court scheduled a hearing on the motion for June 25, 2020. Assuming the definitive agreement is signed, the transaction is expected to close on or before June 30, 2020 and may be terminated by either party if not closed by July 30, 2020. If the transaction closes after June 30, 2020, the Company does not expect Ultra Wyoming to make any further rent payments under the Pinedale Lease Agreement.
In conjunction with the expected sale of the Pinedale LGS described above, Pinedale LP and the Company expect to enter into a compromise and release agreement with Prudential related to the Amended Pinedale Term Credit Facility. Pursuant to such agreement, it is anticipated that at closing of the Pinedale LGS sale transaction with Ultra Wyoming, the Company will provide all cash related to the sale of the Pinedale LGS along with cash available at Pinedale LP on the closing date, estimated to be approximately $3.0 million, to Prudential in exchange for the release of all liens on the Pinedale LGS, release of the Company and Pinedale LP from the obligations of the Amended Pinedale Term Credit Facility, and the note under the Amended Pinedale Term Credit Facility will be deemed satisfied.
UPL is currently subject to the reporting requirements under the Exchange Act and is required to file with the SEC annual reports containing audited financial statements and quarterly reports containing unaudited financial statements. Its SEC filings can be found at www.sec.gov. Its common stock is traded on the OTCQX marketplace under the symbol UPLC. The Company makes no representation as to the accuracy or completeness of the audited and unaudited financial statements of UPL but has no reason to doubt the accuracy or completeness of such information. In addition, UPL has no duty, contractual or otherwise, to advise the Company of any events that might have occurred subsequent to the date of such financial statements which could affect the

Table of Contents	Glossary of Defined Terms

significance or accuracy of such information. None of the information in the public reports of UPL that are filed with the SEC is incorporated by reference into, or in any way form, a part of this filing.
Pinedale Liquids Gathering System
As a result of the events described above, including the anticipated sale of the Pinedale LGS to Ultra Wyoming on or before June 30, 2020, the Company expects to recognize an estimated charge in the Consolidated Statement of Operations of approximately $147.0 million in the second quarter of 2020. The estimated charge could be partially offset by any reduction of the debt owed under the Amended Pinedale Term Credit Facility.
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of		For the Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2020	March 31, 2019
Pinedale LGS(2)	70.8%	44.4%	35.3%	39.1%
Grand Isle Gathering System(3)	28.7%	55.3%	64.6%	60.8%
(1) Insignificant leases are not presented; thus, percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $28 thousand and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.
(3) As of March 31, 2020, the Grand Isle Gathering System's percentage of leased properties decreased as a result of the long-lived asset impairment discussed above. The Company expects the leased properties percentage to increase in subsequent quarters as a result of the expected sale of the Pinedale LGS on June 30, 2020 or shortly thereafter. For the three months ended March 31, 2020, the Grand Isle Gathering System's percentage of lease revenues is exclusive of the deferred rent receivable write-off discussed above.

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Operations associated with the Company's leases and leased properties:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Depreciation Expense
GIGS	$2,440,588	$2,440,791
Pinedale	2,217,360	2,217,360
United Property Systems	9,831	9,624
Total Depreciation Expense	$4,667,779	$4,667,775
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641
Pinedale	15,342	15,342
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983
ARO Accretion Expense
GIGS	$112,171	$110,992
Total ARO Accretion Expense	$112,171	$110,992
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	March 31, 2020	December 31, 2019
Net Deferred Lease Costs
GIGS	$191,114	$198,755
Pinedale	473,639	488,981
Total Deferred Lease Costs, net	$664,753	$687,736
LESSEE - LEASED PROPERTIES
The Company's operating subsidiaries currently lease single-use office space and equipment with remaining lease terms of approximately two years, some of which may include renewal options. These leases are classified as operating leases and immaterial

Table of Contents	Glossary of Defined Terms

to the consolidated financial statements. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term.
4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of natural gas supply, transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement. Based on the nature of the agreements, revenue for all but one of the Company's natural gas supply, transportation and distribution performance obligations is recognized on a right to invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer. System maintenance and improvement contracts are specific and tailored to the customer's needs, have no alternative use and have an enforceable right to payment as the services are provided. Revenue is recognized on an input method, based on the actual cost of service as a measure of the performance obligation satisfaction. Differences between amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets. The costs of system improvement projects are recognized as a financing arrangement in accordance with guidance in the lease standard while the margin is recognized in accordance with the revenue standard as discussed above.
The Company has a contract with Spire that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation. Based on a downward revision of the rate during the Company's long-term natural gas transportation contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Following the November 2018 rate decline, recognized performance obligations exceeded amounts invoiced and the contract liability began to decline at a rate of approximately $138 thousand per quarter and will continue to decline at the same rate through the end of the contract in October 2030. As of March 31, 2020, the revenue allocated to the remaining performance obligation under this contract is approximately $56.8 million.
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of March 31, 2020:

	Contract Liability(1)
	March 31, 2020	December 31, 2019
Beginning Balance January 1	$6,850,790	$6,522,354
Unrecognized Performance Obligations	—	887,916
Recognized Performance Obligations	(160,368)	(559,480)
Ending Balance	$6,690,422	$6,850,790
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $45 thousand and $206 thousand as of March 31, 2020 and December 31, 2019, respectively. The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Natural gas transportation contracts	68.8%	61.4%
Natural gas distribution contracts	23.2%	34.8%
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

Table of Contents	Glossary of Defined Terms

Four Wood Financing Note Receivable
On December 12, 2018, Four Wood Corridor granted SWD Enterprises, LLC, the previous debtor, approval to sell the assets securing the SWD loans to Compass SWD, LLC ("Compass SWD") in exchange for Compass SWD executing a new loan agreement with Four Wood Corridor for $1.3 million (the "Compass REIT Loan"). On June 12, 2019, Four Wood Corridor entered into an amended and restated Compass REIT Loan. The amended note had a two-year term maturing on June 30, 2021 with monthly principal payments of approximately $11 thousand and interest accruing on the outstanding principal at an annual rate of 8.5 percent. The amended and restated Compass REIT Loan is secured by real and personal property that provides saltwater disposal services for the oil and natural gas industry and pledged ownership interests of Compass SWD members. As of March 31, 2020 and December 31, 2019, the Compass REIT Loan was valued at $1.2 million.
On May 22, 2020, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from June 30, 2021 to November 31, 2024 and (ii) to reduce payments to interest only through December 31, 2020. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 8.5 percent through May 31, 2021. Subsequent to May 31, 2021 interest will accrue at an annual rate of 12.0 percent. Monthly principal payments of approximately $11 thousand will resume on January 1, 2021 and increase annually beginning on June 30, 2021 through the maturity date.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of March 31, 2020 and December 31, 2019, are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2020	December 31, 2019
Deferred Tax Assets:
Deferred contract revenue	$1,494,179	$1,529,473
Net operating loss carryforwards	5,850,717	5,622,052
Accrued liabilities	20,645	424,604
Capital loss carryforward	92,418	104,595
Other	6,184	6,184
Sub-total	$7,464,143	$7,686,908
Valuation allowance	(92,418)	(104,595)
Sub-total	$7,371,725	$7,582,313
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(3,108,220)	$(2,953,319)
Other	(39,865)	(35,433)
Sub-total	$(3,148,085)	$(2,988,752)
Total net deferred tax asset	$4,223,640	$4,593,561
As of March 31, 2020, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2015 remain open to examination by federal and state tax authorities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs originating in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Certain of the Company’s TRSs have NOLs totaling approximately $1.2 million that are eligible for carryback under the CARES Act. The benefit of these carrybacks has been recorded as an increase to income taxes receivable and a reduction to deferred tax assets. Certain NOLs which were initially measured at the current corporate income tax rate of 21 percent are being carried back to offset taxable income that was taxed at a pre-Tax Cuts and Jobs Act of 2017 rate of 34 percent. The benefit received from the rate differential is reflected in the income tax provision for the three months ended March 31, 2020.
For the year ended December 31, 2019, the Company generated a capital loss carryforward resulting from the liquidation of Lightfoot. The capital loss decreased upon receipt of the final 2019 K-1's in the first quarter of 2020. The amount of the carryforward for tax purposes was approximately $440 thousand and $500 thousand as of March 31, 2020 and December 31, 2019, respectively,

Table of Contents	Glossary of Defined Terms

and if not utilized, this carryforward will expire as of December 31, 2024. Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand and $105 thousand was recorded equal to the amount of the tax benefit of this carryforward at March 31, 2020 and December 31, 2019, respectively. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three months ended March 31, 2020 and 2019 to income from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2020	March 31, 2019
Application of statutory income tax rate	$1,744,493	$905,893
State income taxes, net of federal tax expense	34,509	516,026
Federal Tax Attributable to Income of Real Estate Investment Trust	(1,644,238)	(915,985)
Other	(159,486)	(58,599)
Total income tax expense (benefit)	$(24,722)	$447,335
The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2020	March 31, 2019
Current tax expense (benefit)
Federal	$(409,643)	$216,093
State (net of federal tax expense (benefit))	15,000	137,651
Total current tax expense (benefit)	$(394,643)	$353,744
Deferred tax expense (benefit)
Federal	$350,412	$(284,784)
State (net of federal tax expense (benefit))	19,509	378,375
Total deferred tax expense	$369,921	$93,591
Total income tax expense (benefit), net	$(24,722)	$447,335
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	March 31, 2020	December 31, 2019
Land	$605,070	$605,070
Natural gas pipeline	124,628,945	124,614,696
Vehicles and trailers	671,962	671,962
Office equipment and computers	268,559	268,559
Gross property and equipment	$126,174,536	$126,160,287
Less: accumulated depreciation	(20,148,744)	(19,304,610)
Net property and equipment	$106,025,792	$106,855,677
Depreciation expense was $844 thousand for the three months ended March 31, 2020, and $843 thousand for the three months ended March 31, 2019.
8. MANAGEMENT AGREEMENT
The Company pays its manager, Corridor, pursuant to a Management Agreement as described in the 2019 CorEnergy 10-K. During the three months ended March 31, 2020, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive all of the $171 thousand incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.

Table of Contents	Glossary of Defined Terms

In reviewing the application of the quarterly management fee provisions of the Management Agreement to the net proceeds received from the offering of 5.875% Convertible Notes, which closed on August 12, 2019, the Manager waived any incremental management fee due as of the end of the first quarter of 2020 based on such proceeds (other than the cash portion of such proceeds that was utilized in connection with the exchange of the Company’s 7.00% Convertible Notes).
Fees incurred under the Management Agreement for the three months ended March 31, 2020 were $1.6 million compared to $1.8 million for the three months ended March 31, 2019. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three months ended March 31, 2020 were $64 thousand compared to $68 thousand for the three months ended March 31, 2019. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
9. FAIR VALUE
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

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2020		December 31, 2019
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$119,054,407	$119,054,407	$120,863,643	$120,863,643
Financing notes receivable (Note 5)	Level 3	1,202,500	1,202,500	1,235,000	1,235,000
Financial Liabilities:
Secured credit facilities	Level 2	$32,917,135	$32,917,135	$33,785,930	$33,785,930
7.00% Unsecured Convertible Senior Notes	Level 1	1,672,445	1,193,228	2,084,178	2,820,832
5.875% Unsecured Convertible Senior Notes	Level 2	116,406,460	96,336,000	116,239,318	122,508,000
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

Table of Contents	Glossary of Defined Terms

10. DEBT
The following is a summary of the Company's debt facilities and balances as of March 31, 2020 and December 31, 2019:

	Total Commitment or Original Principal	Quarterly Principal Payments		March 31, 2020		December 31, 2019
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	3.74%	$—	4.51%
MoGas Revolver	1,000,000	—	7/28/2022	—	3.74%	—	4.51%
Omega Line of Credit	1,500,000	—	7/31/2020	—	4.99%	—	5.76%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility(1)	41,000,000	882,000	12/29/2022	33,062,000	6.50%	33,944,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	1,676,000	7.00%	2,092,000	7.00%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	120,000,000	5.875%	120,000,000	5.875%
Total Debt				$154,738,000		$156,036,000
Less:
Unamortized deferred financing costs(2)				$600,362		$635,351
Unamortized discount on 7.00% Convertible Senior Notes				3,036		6,681
Unamortized discount on 5.875% Convertible Senior Notes				3,138,562		3,284,542
Total Debt, net of deferred financing costs				$150,996,040		$152,109,426
Debt due within one year				$5,200,445		$5,612,178
(1) Effective May 8, 2020 and in conjunction with the Standstill Agreement discussed below, the interest rate on the Amended Pinedale Term Credit Facility increased to the Default Rate of 8.50%
(2) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.

CorEnergy Credit Facility
On July 28, 2017, the Company entered into an amendment and restatement of the CorEnergy Credit Facility with Regions Bank, as lender and administrative agent for other participating lenders (collectively, with the Agent, the "Lenders"). The amended facility provides for borrowing commitments of up to $161.0 million, consisting of (i) $160.0 million on the CorEnergy Revolver, subject to borrowing base limitations, and (ii) $1.0 million on the MoGas Revolver.
The amended facility has a 5-year term maturing on July 28, 2022. Borrowings under the credit facility will generally bear interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability is subject to a borrowing base. The CorEnergy Credit Facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods).
It is an event of default under the CorEnergy Credit Facility if any unrestricted subsidiary (which would include Pinedale LP) fails to pay at maturity or otherwise when due, or within any applicable grace period, any indebtedness with an outstanding balance of at least $5.0 million (which would include the Amended Pinedale Term Credit Facility) or fails to comply with any financial covenant with respect thereto, or any bankruptcy or insolvency default occurs with respect to such debt of an unrestricted subsidiary and remains uncured for such period of time as would permit the holders of such debt to accelerate its maturity, then such event would allow the lenders under the CorEnergy Credit Facility to accelerate the maturity of that facility. Pursuant to the Standstill Agreement between Pinedale LP and Prudential discussed below under “Amended Pinedale Term Credit Facility,” Prudential has agreed that during the Standstill Period (as defined below) it will not accelerate the debt under the Amended Pinedale Term Credit Facility as a result of UPL’s bankruptcy filing. As a result of the Standstill Agreement, since no acceleration is permitted on account of UPL’s bankruptcy filing during the Standstill Period, UPL’s bankruptcy filing does not trigger the cross-default provision described above and does not cause an event of default under the CorEnergy Credit Facility.
Effective May 14, 2020, the Company entered into a Limited Consent with the Lenders under the CorEnergy Revolver that is part of the CorEnergy Credit Facility. The Lenders agreed to extend the date by which the Company will be required to deliver to the Lenders its financial statements for the fiscal quarter ended March 31, 2020 and certain required quarterly certifications until June 30, 2020, pursuant to the Form 10‑Q filing extension previously disclosed in the Company’s Current Report on Form 8-K filed April 23, 2020.

Table of Contents	Glossary of Defined Terms

The Limited Consent also documents notice previously provided by the Company to the Agent that certain events of default have occurred under the Company’s lease for its GIGS asset, as a result of the tenant under the Grand Isle Lease Agreement having failed to pay the rent due for April and May 2020. The Limited Consent is subject to the Company’s continued compliance with all of the other terms of the CorEnergy Revolver, and includes the Company’s agreement with the Lenders that the borrowing base value of the GIGS asset for purposes of the CorEnergy Revolver shall be zero, effective as of the Company’s March 31, 2020 balance sheet date.
As of March 31, 2020, the Company was in compliance with all covenants of the CorEnergy Credit Facility, and the Company had no borrowings outstanding. The the Company had approximately $50.0 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility contains, among other restrictions, specific financial covenants including the maintenance of certain financial coverage ratios and a minimum net worth requirement which, along with other provisions of the credit facility, limit cash dividends and loans by Pinedale LP to the Company. At March 31, 2020, the net assets of Pinedale LP were $129.9 million and Pinedale LP was in compliance with all of the financial covenants of the Amended Pinedale Term Credit Facility.
As previously discussed in Note 3 ("Leased Properties And Leases"), UPL's bankruptcy filing constitutes a default under the terms of the Pinedale Lease Agreement with Pinedale LP. Such default under the Pinedale Lease Agreement is an event of default under the Amended Pinedale Term Credit Facility, which is secured by the Pinedale LGS. Among other things, an event of default could give rise to a Cash Control Period (as defined in the Amended Pinedale Term Credit Facility), which impacts Pinedale LP's ability to make distributions to the Company. During such a Cash Control Period, which was triggered May 14, 2020, by the bankruptcy filing of Ultra Wyoming and its parent guarantor, UPL, distributions by Pinedale LP to the Company are permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations under the Amended Pinedale Term Credit Facility have not been accelerated following an Event of Default (as defined in the Amended Pinedale Term Credit Facility).
Effective May 8, 2020, Pinedale LP entered into a Standstill Agreement with Prudential. The Standstill Agreement anticipated Pinedale LP’s notification to Prudential of two Events of Default under the Amended Pinedale Term Credit Facility (the “Specified Events of Default”) as a result of the occurrence of either (i) any bankruptcy filing by UPL or Ultra Wyoming and (ii) any resulting impact on Pinedale LP’s net worth covenant under the Amended Pinedale Term Credit Facility due to any accounting charge of assets of Pinedale LP triggered by any such bankruptcy filing of Ultra Wyoming. Under the Standstill Agreement, Prudential has agreed to forbear through September 1, 2020, or the earlier occurrence of a separate Event of Default under the Amended Pinedale Term Credit Facility (the “Standstill Period”) from exercising any rights they may have to accelerate and declare the outstanding balance under the credit facility immediately due and payable as a result of the occurrence of either of the Specified Events of Default, provided that there are no other Events of Default and Pinedale LP continues to meet its obligations under all of the other terms of the Amended Pinedale Term Credit Facility. The Standstill Agreement also requires that Pinedale LP not make any distributions to the Company during the Standstill Period and that interest will accrue and be payable from the effective date of such agreement at the Default Rate of interest provided for in the Amended Pinedale Term Credit Facility, increasing the effective interest rate to 8.50%.
As previously discussed in Note 3 ("Leased Properties And Leases"), Pinedale LP and the Company expect to enter into a compromise and release agreement with Prudential related to the Amended Pinedale Term Credit Facility. Pursuant to such agreement, it is anticipated that at closing of the Pinedale LGS sale transaction with Ultra Wyoming on or before June 30, 2020, the Company will provide all cash related to the sale of the Pinedale LGS along with cash available at Pinedale LP on the closing date, estimated to be approximately $3.0 million, to Prudential in exchange for the release of all liens on the Pinedale LGS, release of the Company and Pinedale LP from the obligations of the Amended Pinedale Term Credit Facility, and the note under the Amended Pinedale Term Credit Facility will be deemed satisfied.

Table of Contents	Glossary of Defined Terms

Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three months ended March 31, 2020 and 2019 is as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
CorEnergy Credit Facility	$143,635	$143,636
Amended Pinedale Term Credit Facility	13,205	13,205
Total Deferred Debt Cost Amortization Expense (1)(2)	$156,840	$156,841
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt cost amortization relating to the convertible notes included in the Consolidated Statements of Operations, refer to the Convertible Note Interest Expense table below.

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
Contractual Payments
The remaining contractual principal payments as of March 31, 2020 under the Amended Pinedale Term Credit Facility are as follows:

Year	Amended Pinedale Term Credit Facility
2020	$2,646,000
2021	3,528,000
2022	26,888,000
2023	—
2024	—
Thereafter	—
Total Remaining Contractual Payments	$33,062,000
Convertible Debt
7.00% Convertible Notes
On June 29, 2015, the Company completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "7.00% Convertible Notes"). The 7.00% Convertible Notes had a maturity date of June 15, 2020 and bore interest at a rate of 7.00 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The 7.00% Convertible Notes were convertible into common stock at a rate of 30.3030 shares of common stock per $1,000 principal amount of 7.00% Convertible Notes, equivalent to a conversion price of $33.00 per share of common stock.
On January 16, 2019, the Company agreed with three holders of its 7.00% Convertible Notes, pursuant to privately negotiated agreements, to exchange $43.8 million face amount of such notes for an aggregate of 837,040 shares of the Company's common stock, par value $0.001 per share, plus aggregate cash consideration of $19.8 million, including $315 thousand of interest expense. The Company's agent and lenders under the CorEnergy Credit Facility provided a consent for the convertible note exchange. The Company recorded a loss on extinguishment of debt of approximately $5.0 million in the Consolidated Statements of Operations

Table of Contents	Glossary of Defined Terms

for the first quarter of 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $409 thousand and $27 thousand, respectively.
On August 15, 2019, the Company used a portion of the net proceeds from the offering of the 5.875% Convertible Notes discussed further below, together with shares of its common stock, to exchange $63.9 million face amount of its 7.00% Convertible Notes pursuant to privately negotiated agreements with three holders. The total cash and stock consideration for the exchange was valued at approximately $93.2 million. This included an aggregate of 703,432 shares of common stock plus cash consideration of approximately $60.2 million, including $733 thousand of interest expense. The Company recorded a loss on extinguishment of debt of approximately $28.9 million in the Consolidated Statements of Operations for the third quarter of 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $360 thousand and $24 thousand, respectively. Collectively, for the two exchange transactions described above, the Company recorded a loss on extinguishment of debt of $34.0 million for the year ended December 31, 2019.
Additionally, during the three months ended March 31, 2020, certain holders elected to convert (i) $416 thousand of 7.00% Convertible Notes for approximately 12,605 shares of common stock. As of March 31, 2020, the Company has $1.7 million aggregate principal amount of 7.00% Convertible Notes outstanding.
On June 12, 2020, the Company paid $1.7 million in aggregate principal and $59 thousand in interest expense upon maturity of the 7.00% Convertible Notes to extinguish the remaining debt outstanding.
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
The Indenture for the 5.875% Convertible Notes specifies events of default, including default by the Company or any of its subsidiaries with respect to any debt agreements under which there may be outstanding, or by which there may be secured or evidenced, any debt in excess of $25.0 million in the aggregate of the Company and/or any such subsidiary, resulting in such indebtedness becoming or being declared due and payable prior to its stated maturity.
On April 29, 2020, the Company repurchased approximately $2.0 million face amount of its 5.875% Convertible Notes for approximately $1.3 million, including $24 thousand of interest expense. The repurchase will result in a gain on extinguishment of debt of $576 thousand for the second quarter of 2020. Subsequent to the transaction, the Company has $118.1 million aggregate principal amount of 5.875% Convertible Notes outstanding.

Table of Contents	Glossary of Defined Terms

Convertible Note Interest Expense
The following is a summary of the impact of convertible notes on interest expense for the three months ended March 31, 2020 and 2019:

Convertible Note Interest Expense
	For the Three Months Ended
	March 31, 2020	March 31, 2019
7.00% Convertible Notes:
Interest Expense	$31,215	$1,406,857
Discount Amortization	3,645	132,910
Deferred Debt Issuance Amortization	622	8,681
Total 7.00% Convertible Notes	$35,482	$1,548,448

5.875% Convertible Notes:
Interest Expense	$1,762,500	$—
Discount Amortization	145,980	—
Deferred Debt Issuance Amortization	21,162	—
Total 5.875% Convertible Notes	$1,929,642	$—
Total Convertible Note Interest Expense	$1,965,124	$1,548,448
Including the impact of the convertible debt discount and related deferred debt issuance costs, (i) the effective interest rate on the 7.00% Convertible Notes is approximately 8.0 percent and 7.7 percent for the three months ended March 31, 2020 and 2019, respectively and (ii) the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for the three months ended March 31, 2020.
Debt Covenant Considerations
In accordance with GAAP, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and conditional and unconditional obligations due over the next twelve months. As discussed in this footnote, the Company was in compliance with its debt covenants under the CorEnergy Credit Facility and the Amended Pinedale Term Credit Facility as of March 31, 2020.
The Company has considered the projected impact of COVID-19 and the significant disruptions and volatility in the global energy markets on the ability of it tenants to pay rent, which represent a significant portion of the Company's lease revenues and operating cash flows. Additionally, the Company has considered UPL's bankruptcy and Ultra Wyoming's related motion to reject the lease effective June 30, 2020, including the expected sale of the Pinedale LGS to Ultra Wyoming on or before June 30, 2020. Further, the Company considered Pinedale LP's ability to service its debt under the Amended Pinedale Term Credit Facility. Based on its analysis of future compliance with its financial covenants, management has determined that the Company may violate certain financial covenants under its debt agreements within the next twelve months if covenant waivers are not obtained. If the Company were to violate one or more financial covenants, the lenders could declare the Company in default and could accelerate the amounts due under a portion or all of the Company’s outstanding debt. Further, a default under one debt agreement could trigger cross-default provisions within certain of the Company's other debt agreements. While these conditions raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued, management has concluded that such doubt is mitigated by the considerations discussed below, which lead to a conclusion that the Company will continue to be able to fund current obligations as they become due one year from the date of issuance of these financial statements.
The Company is in the process of working with its lenders and believes it will receive waivers with respect to the affected financial covenants before any covenants are violated. However, any waivers would be granted at the sole discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers. Additionally, the Company currently has no borrowings or expected future borrowings on its CorEnergy Credit Facility, which mitigates the cross-default provision described above under the Company's 5.875% Convertible Notes. As discussed in Note 3 ("Leased Properties And Leases"), Pinedale LP and the Company expect to sell the Pinedale LGS to Ultra Wyoming on or before June 30, 2020 and by no later than July 30, 2020, and the Company expects to provide all cash related to the sale, along with cash available at Pinedale LP on the closing date, estimated to be approximately $3.0 million, to Prudential to satisfy the Amended Pinedale Term Credit Facility. Management believes these measures, as the Company continues to implement them, may enable it to comply with the financial covenants under

Table of Contents	Glossary of Defined Terms

its debt agreements. In any event, should negotiations with the Company’s lenders concerning additional waivers prove unsuccessful or should the sale of the Pinedale LGS not occur, based on management’s current projections, the Company would have sufficient liquidity to extinguish the outstanding balance due under the Amended Pinedale Term Credit Facility, and to pay fees that would be due in connection with any termination of the CorEnergy Credit Facility, while also continuing to fund current obligations as they become due one year from the date of issuance of these financial statements. As a result, the accompanying unaudited consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern.
11. STOCKHOLDERS' EQUITY
The Company's Board of Directors authorized a securities repurchase program for the Company to buy up to the remaining amount of its 7.00% Convertible Notes and up to $5.0 million of its common stock and 7.375% Series A Preferred Stock, which commenced March 21, 2020. Purchases may be made through the program through August 20, 2020.
PREFERRED STOCK
As of March 31, 2020, the Company has a total of 5,010,814 depository shares outstanding, or approximately 50,108 whole shares of its 7.375% Series A Preferred Stock. On March 30, 2020, the Company repurchased 8,913 depository shares of Series A Preferred Stock for approximately $162 thousand in cash.
See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of March 31, 2020, the Company has 13,651,521 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan. As of March 31, 2020, the Company has issued 22,003 shares of common stock under its dividend reinvestment plan pursuant to the shelf, resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
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
12. EARNINGS PER SHARE
Basic earnings (loss) per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings (loss) per share data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Notes and the 5.875% Convertible Notes, as applicable, because such impact is antidilutive.

Table of Contents	Glossary of Defined Terms

Under the if converted method, and after consideration of the common shares issued in the Convertible Notes exchanges and conversions discussed in Note 10 ("Debt"), the 7.00% Convertible Notes and 5.875% Convertible Notes would result in an additional 2,450,788 common shares outstanding for the three months ended March 31, 2020. For the three months ended March 31, 2019, under the if-converted method, the 7.00% Convertible Notes would have resulted in an additional 2,126,545 common shares outstanding.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net Income (Loss) attributable to CorEnergy Stockholders	$(162,042,368)	$3,866,441
Less: preferred dividend requirements	2,260,793	2,314,128
Net Income (Loss) attributable to Common Stockholders	$(164,303,161)	$1,552,313
Weighted average shares - basic	13,648,293	12,604,943
Basic earnings (loss) per share	$(12.04)	$0.12

Net Income (loss) attributable to Common Stockholders (from above)	$(164,303,161)	$1,552,313
Add: After tax effect of convertible interest	—	—
Income (loss) attributable for dilutive securities	$(164,303,161)	$1,552,313
Weighted average shares - diluted	13,648,293	12,604,943
Diluted earnings (loss) per share	$(12.04)	$0.12
13. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On April 27, 2020 the Company's Board of Directors declared a 2020 first quarter dividend of $0.05 per share for CorEnergy common stock. The dividend was paid on May 29, 2020 to stockholders of record on May 15, 2020. As previously disclosed in the Company's Current Report on Form 8-K filed on April 28, 2020, the Company paid this quarter's common stock dividend entirely in cash.
Preferred Stock Dividend Declaration
On April 27, 2020, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend was paid on May 29, 2020 to stockholders of record on May 15, 2020.
Pinedale LGS Accounting Charge
As a result of events that occurred in the second quarter of 2020 related to UPL and Ultra Wyoming, the guarantor and tenant under the Pinedale Lease Agreement, respectively, which are more fully described in Note 3 ("Leased Properties And Leases"), the Company expects to recognize a charge in the Consolidated Statement of Operations for the Pinedale LGS in the second quarter of 2020. The estimated charge could be partially offset by any reduction of the debt owed under the Amended Pinedale Term Credit Facility.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this Report on Form 10-Q ("Report") of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, stockholder returns, performance under leases by tenants, performance on loans to customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, as supplemented by the disclosures contained in Part II, Item 1A, "Risk Factors", in this Report.
RECENT DEVELOPMENTS
The COVID-19 pandemic-related reduction in energy demand and the sharp decline in commodity prices related to the combined impact of falling demand and recent increases in production from OPEC members and other international suppliers has caused significant disruptions and volatility in the global oil marketplace during the first and second quarters of 2020, which have adversely affected our tenants. In response to COVID-19, governments around the world have implemented increasingly stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures have adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by our pipelines, terminals and other facilities. There is significant uncertainty regarding how long these conditions will persist and the impact of the virus on the energy industry and potential impacts to our business. For further discussion, see Part II, Item 1A, "Risk Factors."
Events as described above resulted in decreases of current and expected long-term crude oil prices along with significant reductions to the market capitalization of many oil and gas producing companies. Our tenant under the Grand Isle Lease Agreement was impacted by these economic events and elected to cease paying rent starting on April 1 and continuing to date through the second quarter of 2020. These events triggered us to review the carrying value of our long-lived GIGS asset as of March 31, 2020. Our evaluation resulted in the recognition of a $140.3 million impairment for our GIGS asset and a $30.1 million non-cash write-off of the deferred rent receivable for the Grand Isle Lease Agreement.
Further, as a result of the bankruptcy filing of UPL and Ultra Wyoming, the guarantor and tenant of the Pinedale Lease Agreement, the tenant's motion to reject the lease effective June 30, 2020 and the expected sale of the Pinedale LGS to Ultra Wyoming for $18.0 million on or before June 30, 2020, we expect to recognize an estimated charge to the Consolidated Statement of Operations of approximately $147.0 million in the second quarter of 2020, which could be partially offset by any reduction of the debt owed on the Amended Pinedale Term Credit Facility. For a further discussion of these matters, see Part I, Item 1, Note 3 ("Leased Properties And Leases"). The events and conditions surrounding COVID-19, volatility in the global energy markets, UPL's bankruptcy filing and pending rejection of the Pinedale Lease Agreement and the expected sale of the Pinedale LGS to Ultra Wyoming have impacted and are expected to continue to adversely impact our lease revenue and operating cash flows. Refer to "Dividends" and "Liquidity and Capital Resources" for further discussion.
BUSINESS OBJECTIVE
The Recent Developments affecting our assets have adversely impacted CorEnergy’s objective of providing a stable dividend with potential for long term growth. Our recent dividend announcements, including our decision to only pay cash dividends based upon rents received, will continue to be reviewed quarterly. We believe that the tax efficient business model described in this Report is valid; these extreme events demonstrate that while tenant-specific risks can be mitigated, they are not eliminated by our lease revenue model. We expect to manage our liquidity carefully in light of our balance sheet obligations, while expanding our business development efforts to include other REIT qualifying revenue sources, in the wake of the recent events discussed above.
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

Table of Contents	Glossary of Defined Terms

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
On November 16, 2018, the IRS issued the PLR to CorEnergy. The PLR provides to us assurance that fees we may receive for the usage of storage and pipeline capacity on assets we may own, including oil platforms, will qualify as rents from real property for purposes of our qualification as a REIT. As a result, the PLR grants us the opportunity to own and operate certain infrastructure assets under conditions set forth in the PLR. We can consider, and are considering, a broader set of investment opportunities than was available to us prior to issuance of the PLR. For example, prior to the PLR, we could own the Portland Terminal Facility, a petroleum products terminal that we previously leased to Zenith Terminals, but we were not then assured that we could operate such an asset and treat the revenues as rents from real property for purposes of the REIT income test. As a result of the PLR, we can now acquire and operate a storage terminal facility such as the Portland Terminal Facility.
We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. We regularly assess our ability to pay and to grow our dividend to common stockholders, including the impact of events described under "Recent Developments" above. We are targeting long-term revenue growth from acquisitions. There can be no assurance that any potential acquisition opportunities will result in consummated transactions. Our management contract includes incentive provisions, aligning our leadership team with our stockholders' interests.
We believe these characteristics align CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and contracts with predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of March 31, 2020, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Table of Contents	Glossary of Defined Terms

RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three months ended March 31, 2020 and 2019. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2019, is unaudited.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Revenue
Lease revenue	$15,746,504	$16,717,710
Deferred rent receivable write-off	(30,105,820)	—
Transportation and distribution revenue	5,200,500	4,871,582
Financing revenue	26,307	33,540
Total Revenue (Loss)	(9,132,509)	21,622,832
Expenses
Transportation and distribution expenses	1,375,229	1,503,143
General and administrative	3,076,143	2,870,407
Depreciation, amortization and ARO accretion expense	5,647,067	5,645,096
Loss on impairment of leased property	140,268,379	—
Total Expenses	150,366,818	10,018,646
Operating Income (Loss)	$(159,499,327)	$11,604,186
Other Income (Expense)
Net distributions and other income	$317,820	$256,615
Interest expense	(2,885,583)	(2,507,294)
Loss on extinguishment of debt	—	(5,039,731)
Total Other Expense	(2,567,763)	(7,290,410)
Income (Loss) before income taxes	(162,067,090)	4,313,776
Income tax expense (benefit), net	(24,722)	447,335
Net Income (Loss) attributable to CorEnergy Stockholders	(162,042,368)	3,866,441
Preferred dividend requirements	2,260,793	2,314,128
Net Income (Loss) attributable to Common Stockholders	$(164,303,161)	$1,552,313

Other Financial Data (1)
Adjusted EBITDAre	$16,839,759	$17,505,897
NAREIT FFO	(18,522,869)	7,063,434
FFO	(18,672,454)	7,215,227
AFFO	12,128,329	13,036,877
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenue (Loss). Consolidated revenues were a loss of $9.1 million for the three months ended March 31, 2020 compared to revenue of $21.6 million for the three months ended March 31, 2019, representing a decrease of $30.8 million. Lease revenue was $15.7 million and was fully offset by the non-cash write-off of the deferred rent receivable of $30.1 million related to the Grand Isle Lease Agreement, resulting in a loss of $14.4 million for the three months ended March 31, 2020. Lease revenue was $16.7 million for the three months ended March 31, 2019, resulting in a decrease of approximately $31.1 million from the prior-year period. The decrease in lease revenue was primarily driven by (i) the non-cash write-off of the deferred rent receivable, which is no longer probable of collection, and (ii) the decrease in participating rent at Pinedale. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the impairment of the deferred rent receivable.
Transportation and distribution revenue from our subsidiaries MoGas and Omega was $5.2 million and $4.9 million for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $329 thousand. The increase was primarily driven by short-term winter firm transportation contracts at MoGas.

Table of Contents	Glossary of Defined Terms

Transportation and Distribution Expenses. Transportation and distribution expenses were $1.4 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively, representing a decrease of approximately $128 thousand. The decrease primarily relates to lower legal and maintenance costs at MoGas.
General and Administrative Expenses. General and administrative expenses were $3.1 million for the three months ended March 31, 2020 compared to $2.9 million for the three months ended March 31, 2019. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Management fees	$1,609,522	$1,808,501
Acquisition and professional fees	1,151,935	691,272
Other expenses	314,686	370,634
Total	$3,076,143	$2,870,407
Management fees are directly proportional to our asset base. For the three months ended March 31, 2020, management fees decreased $199 thousand compared to the prior-year period due to (i) a full waiver of the incentive fee at March 31, 2020 (ii) a management fee waiver in the current period to exclude the net proceeds from the 5.875% Convertible Notes offering in August of 2019 (other than the cash portion of such proceeds utilized in connection with the exchange of the Company’s 7.00% Convertible Notes). See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended March 31, 2020 increased $461 thousand from the prior-year period, primarily the result of professional fees, which increased approximately $408 thousand during the three months ended March 31, 2020. The increase in professional fees was attributable to (i) higher legal costs in the current-year period related to the ongoing litigation with EGC/Cox Oil and (ii) higher consulting costs related to monitoring our Pinedale and GIGS assets. Asset acquisition expenses increased approximately $53 thousand due to acquisition opportunities which had advanced into various stages of due diligence, but which have not ultimately resulted in a transaction. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $5.6 million for the three months ended March 31, 2020, remaining consistent with the three months ended March 31, 2019.
Loss on Impairment of Leased Property. For the three months ended March 31, 2020, we recognized a $140.3 million loss on impairment of leased property related to our GIGS asset. The impairment analysis was triggered by the impacts of the COVID-19 pandemic and significant decline in the global energy markets, which adversely impacted the EGC Tenant under the Grand Isle Lease Agreement. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the impairment, including the valuation methodology used to determine the fair value of the GIGS asset.
Net Distributions and Other Income. Net distributions and other income was $318 thousand for the three months ended March 31, 2020 compared to $257 thousand for the three months ended March 31, 2019. This increase was related to interest income, which increased approximately $61 thousand from the prior-year period as a result of a higher cash balance during the three months ended March 31, 2020.
Interest Expense. For the three months ended March 31, 2020 and 2019, interest expense totaled approximately $2.9 million and $2.5 million, respectively. This increase was primarily attributable to additional interest expense incurred as a result of the 5.875% Convertible Notes Offering in August of 2019, partially offset by lower interest expense on the 7.00% Convertible Notes due to the exchanges completed during the first and third quarters of 2019. For additional information, see Part I, Item 1, Note 10 ("Debt").
Loss on Extinguishment of Debt. For the three months ended March 31, 2019, a loss on extinguishment of debt totaling approximately $5.0 million was recorded in connection with the 7.00% Convertible Notes exchange entered into on January 16, 2019. For additional information, see Part I, Item 1, Note 10 ("Debt"). There was no loss on extinguishment of debt recorded for the three months ended March 31, 2020.
Income Tax Expense (Benefit). Income tax benefit was $25 thousand for the three months ended March 31, 2020, as compared to income tax expense of $447 thousand for the three months ended March 31, 2019. The income tax benefit in the current year period is primarily the result of net operating loss carrybacks allowed under the CARES Act enacted in March of 2020, partially offset by certain fixed asset, deferred contract revenue and refund liability settlement activities. The income tax expense recorded in the prior-year period was primarily the result of a change in our state effective rate due to changes in state law and state operations by certain of our TRS entities.

Table of Contents	Glossary of Defined Terms

Net Income (Loss). Net income (loss) attributable to CorEnergy stockholders was $(162.0) million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively. After deducting $2.3 million for the portion of preferred dividends that are allocable to both respective periods, net income (loss) attributable to common stockholders for the three months ended March 31, 2020 was $(164.3) million, or $(12.04) per basic and diluted common share as compared to $1.6 million, or $0.12 per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Stockholders per Share
As of March 31, 2020, our common equity decreased by approximately $174.1 million to $177.1 million from $351.2 million as of December 31, 2019. This decrease principally consists of: (i) the net loss attributable to CorEnergy common stockholders of approximately $164.3 million, which was driven by the impairment of leased property for the Grand Isle Gathering System ($140.3 million) and deferred rent receivable write-off for the Grand Isle Lease Agreement ($30.1 million) and (ii) dividends paid to our common stockholders of approximately $10.2 million offset by (iii) $419 thousand of common stock issued pursuant to exchanges and conversion of 7.00% Convertible Notes.

Book Value Per Common Share
Analysis of Equity	March 31, 2020	December 31, 2019
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 and $125,493,175 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,108 and 50,197 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	$125,270,350	$125,493,175
Capital stock, non-convertible, $0.001 par value; 13,651,521 and 13,638,916 shares issued and outstanding at March 31, 2020 and December 31, 2019 (100,000,000 shares authorized)	13,652	13,639
Additional paid-in capital	348,719,125	360,844,497
Accumulated retained deficit	(171,601,344)	(9,611,872)
Total CorEnergy Stockholders' Equity	$302,401,783	$476,739,439
Subtract: 7.375% Series A Preferred Stock	(125,270,350)	(125,493,175)
Total CorEnergy Common Equity	$177,131,433	$351,246,264
Common shares outstanding	13,651,521	13,638,916
Book Value per Common Share	$12.98	$25.75

NON-GAAP FINANCIAL MEASURES
We use certain financial measures that are not recognized under GAAP. The non-GAAP financial measures used in this Report include earnings before interest, taxes, depreciation and amortization as defined by the National Association of Real Estate Investment Trusts ("EBITDAre"); EBITDAre as adjusted in the manner described below ("Adjusted EBITDAre"); NAREIT funds from operations ("NAREIT FFO"); funds from operations adjusted for securities investments ("FFO"); and FFO as further adjusted in the manner described below ("AFFO"). These supplemental measures are used by our management team and are presented because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income (loss). The presentation of EBITDAre, Adjusted EBITDAre, NAREIT FFO, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income (loss) or indicators of any other performance measure determined in accordance with GAAP, nor are they indicative of funds available to fund our cash needs, including capital expenditures (if any), to make payments on our indebtedness or to make distributions. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income (loss), cash flows from operating activities or revenues.
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

Table of Contents	Glossary of Defined Terms

write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's pro rata share of EBITDAre of unconsolidated affiliates. Our presentation of Adjusted EBITDAre represents EBITDAre adjusted for deferred rent receivable write-off; (gain) loss on extinguishment of debt; provision for loan (gain) loss; and preferred dividend requirements.
We believe that the presentation of EBITDAre and Adjusted EBITDAre provides useful information to investors in assessing our financial condition and results of operations. Our presentation of EBITDAre is calculated in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies that do not use the NAREIT definition of EBITDAre. In addition, although EBITDAre is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing to non-REITs. Adjusted EBITDAre presented by other companies may not be comparable to our presentation, since each company may define these terms differently. EBITDAre and Adjusted EBITDAre should not be considered measures of liquidity and should not be considered as alternatives to operating income (loss), net income (loss) or other indicators of performance determined in accordance with GAAP.
The following table presents a reconciliation of Income (Loss) Attributable to Common Stockholders, as reported in the Consolidated Statements of Operations to EBITDAre and Adjusted EBITDAre:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Income (Loss) Attributable to Common Stockholders	$(164,303,161)	$1,552,313
Add:
Interest expense, net	2,885,583	2,507,294
Depreciation, amortization, and ARO accretion	5,647,067	5,645,096
Loss on impairment of leased property	140,268,379	—
Less:
Income tax (expense) benefit	24,722	(447,335)
EBITDAre	$(15,526,854)	$10,152,038
Add:
Deferred rent receivable write-off	30,105,820	—
Loss on extinguishment of debt	—	5,039,731
Preferred dividend requirements	2,260,793	2,314,128
Adjusted EBITDAre	$16,839,759	$17,505,897
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

infrastructure assets in which we invest. NAREIT FFO and FFO Adjusted for Securities Investments exclude depreciation and amortization unique to real estate and gains and losses from property dispositions and extraordinary items. As such, these performance measures provide a perspective not immediately apparent from net income (loss) when compared to prior-year periods. These metrics reflect the impact to operations from trends in base and participating rents, company operating costs, development activities, and interest costs.
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
For completeness, the following table sets forth a reconciliation of our net income (loss) as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three months ended March 31, 2020 and 2019. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus deferred rent receivable write-off, (gain) loss on extinguishment of debt, provision for loan (gain) loss, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), income tax (expense) benefit unrelated to securities investments, amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net Income (loss) attributable to CorEnergy Stockholders	$(162,042,368)	$3,866,441
Less:
Preferred Dividend Requirements	2,260,793	2,314,128
Net Income (loss) attributable to Common Stockholders	$(164,303,161)	$1,552,313
Add:
Depreciation	5,511,913	5,511,121
Loss on impairment of leased property	140,268,379	—
NAREIT funds from operations (NAREIT FFO)	$(18,522,869)	$7,063,434
Less:
Income tax (expense) benefit from investment securities	149,585	(151,793)
Funds from operations adjusted for securities investments (FFO)	$(18,672,454)	$7,215,227
Add:
Deferred rent receivable write-off	30,105,820	—
Loss on extinguishment of debt	—	5,039,731
Transaction costs	106,697	53,970
Amortization of debt issuance costs	328,249	298,432
Amortization of deferred lease costs	22,983	22,983
Accretion of asset retirement obligation	112,171	110,992
Income tax expense	124,863	295,542
Adjusted funds from operations (AFFO)	$12,128,329	$13,036,877

Weighted Average Shares of Common Stock Outstanding:
Basic	13,648,293	12,604,943
Diluted	16,089,703	15,042,567
NAREIT FFO attributable to Common Stockholders
Basic	$(1.36)	$0.56
Diluted (1)	$(1.36)	$0.56
FFO attributable to Common Stockholders
Basic	$(1.37)	$0.57
Diluted (1)	$(1.37)	$0.57
AFFO attributable to Common Stockholders
Basic	$0.89	$1.03
Diluted (2)	$0.87	$0.96
(1) For the three months ended March 31, 2020 and 2019, diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 10 ("Debt") for additional details.

(2) Diluted per share calculations include a dilutive adjustment for convertible note interest expense. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 10 ("Debt") for additional details.

DIVIDENDS
Our portfolio of real property assets and promissory notes generates cash flow from which we pay distributions to stockholders. For the period ended March 31, 2020, the primary sources of our stockholder distributions include lease revenue, excluding the $30.1 million non-cash write-off of the deferred rent receivable related to the Grand Isle Lease Agreement, and transportation and distribution revenue from MoGas and Omega. Deterioration in the cash flows generated by any of these sources would impact our ability to fund distributions to stockholders.
As described elsewhere in this Report, our lease revenue and cash flows have been adversely impacted in the second quarter of 2020 as a result of the impacts of the COVID-19 pandemic and significant decline in the global energy markets, which resulted in our EGC Tenant's election to cease paying rent under the Grand Isle Lease Agreement in the second quarter of 2020. The EGC's Tenant's nonpayment of rent resulted in reduced lease revenue cash flows of $9.7 million for the second quarter of 2020. If the EGC Tenant elects to continue to not pay rent contractually due per the terms of the Grand Isle Lease Agreement, our lease revenue cash flows will be reduced by $12.1 million during each of the third and fourth quarters of 2020. Additionally, the impairment of

Table of Contents	Glossary of Defined Terms

the Grand Isle Gathering System discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases") established a new fair value for the GIGS asset as of March 31, 2020, which will be depreciated over a shorter useful life beginning in the second quarter of 2020. Depreciation expense for the remainder of 2020 is expected to be $1.2 million per quarter for the GIGS asset.
Further, the UPL bankruptcy filing in May 2020, Ultra Wyoming's motion to reject the Pinedale Lease Agreement effective June 30, 2020 and the expected sale of the Pinedale LGS to Ultra Wyoming on or before June 30, 2020, raised significant uncertainty surrounding the future Pinedale lease revenue cash flows. While Ultra Wyoming paid rent for the second quarter of 2020, we do not expect to collect rent beginning in the third quarter of 2020 based upon the expected sale of the Pinedale LGS and termination of the Pinedale Lease Agreement. As a result, our cash flows from lease revenue for the Pinedale Lease Agreement will be reduced by $5.5 million for each of the third and fourth quarters of 2020.
Based on our asset base prior to the events and conditions described above, we targeted a ratio of AFFO to dividends of 1.5 times. We believe that this level of coverage provided a prudent reserve level to achieve dividend stability and growth over the long term. For the period ended March 31, 2020, our ratio of AFFO to dividends is 1.19 times, which is below our target ratio. We expect our AFFO coverage ratio in subsequent quarters to be adversely impacted until we can recover rent contractually due from the EGC Tenant under the Grand Isle Lease Agreement or engage in additional asset acquisitions to enhance our revenue generating asset base. The Board of Directors will continue to evaluate our dividend payments on a quarterly basis. There is no assurance that we will continue to make regular dividend payments at current levels.
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
On February 28, 2020, we paid dividends of $0.75 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On May 29, 2020, we paid dividends of $0.05 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
MAJOR TENANTS
As of March 31, 2020, we had two significant leases. For additional information concerning each of these leases, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2019, and to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during and subsequent to the period ended March 31, 2020.
Grand Isle Gathering System
On October 18, 2018, EGC was acquired by an affiliate of the privately-held Gulf of Mexico operator, Cox Oil. With the purchase of EGC by Cox Oil it is anticipated that EGC will remain a separate subsidiary owned by an affiliate of Cox Oil, and that EGC (not Cox Oil) will continue to be the guarantor of the tenant's obligations under the Lease Agreement. Prior to April 1, 2020, EGC had met its obligations to make lease payments.
On April 1, 2020, the EGC Tenant elected to cease paying rent due for April of 2020. The EGC Tenant is contractually obligated to pay rent and rent continues to accrue whether or not oil is being shipped. Following EGC Tenant's failure to pay rent due for April of 2020, and following discussions with Cox Oil management concerning its various operations, we sent EGC Tenant and EGC a notice of non-payment. After the required two-day cure period, a default has now occurred under the Grand Isle Lease Agreement. The EGC Tenant also failed to make required rent payments for May and June of 2020.
We are engaged in a number of legal matters with EGC and the EGC Tenant regarding the Grand Isle Lease Agreement, including the nonpayment of rent and EGC's attempt to set aside the guarantee obligations of EGC under the lease. We intend to enforce

Table of Contents	Glossary of Defined Terms

our rights under the lease, including previously disclosed efforts to enforce the reporting requirements in the lease, and expect to be able to enforce the guaranty. For additional information, please refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Part II, Item 1, Legal Proceedings, in this Report.
Pinedale LGS
On April 14, 2020, UPL, the parent and guarantor of the lease obligations of the tenant and operator of our Pinedale LGS, announced that its significant indebtedness and extremely challenging current market conditions raise a substantial doubt about its ability to continue as a going concern. The going concern qualification in UPL's financial statements filed in its 2019 10-K resulted in defaults under UPL's credit and term loan agreement. UPL also disclosed that it elected not to make interest payments on certain outstanding indebtedness, triggering a 30-day grace period. If such interest payments were not made by the end of the grace period, an event of default would occur, potentially causing its outstanding indebtedness to become immediately due and payable. UPL further disclosed that if it was unable to obtain sufficient additional capital to repay the outstanding indebtedness and sufficient liquidity to meet its operating needs, it may be necessary for UPL to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.
On May 14, 2020, UPL filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filing includes Ultra Wyoming, the operator of the Pinedale LGS and tenant under the Pinedale Lease Agreement with our indirect wholly owned subsidiary Pinedale LP. The bankruptcy filing of both the guarantor, UPL, and the tenant constitute defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing imposes a stay of CorEnergy’s ability to exercise remedies for the foregoing defaults. Ultra Wyoming also filed a motion to reject the Pinedale Lease Agreement, with a request that such motion be effective June 30, 2020.
In conjunction with the bankruptcy filing, UPL also has agreed to the terms of a comprehensive balance-sheet restructuring with key creditor constituencies, more specifically including holders of 100% of the loans under its first lien RBL credit facility, 85% of the loans under its first lien term loan, and 67% of its second lien notes. UPL has secured a commitment for financing of up to $25.0 million from certain holders of its first lien term loan, which combined with cash on hand and its normal operating cash flow, is expected to allow UPL to maintain normal operations and meet ongoing financial commitments throughout the Chapter 11 restructuring period. Additionally, all of UPL's existing lenders under its first lien RBL credit facility have executed commitment letters to provide exit financing in the form of a revolving credit facility with an initial borrowing base of $100.0 million and total commitments of $60.0 million.
Pending the effective date of the rejection, Section 365 of the Bankruptcy Code generally requires Ultra Wyoming to comply on a timely basis with the provisions of the Pinedale Lease Agreement, including the payment provisions. Accordingly, we received the rent payments due on the first day of April, May and June 2020.
Pinedale LP, along with Prudential, the lender under the Amended Pinedale Term Credit Facility, commenced discussions with UPL, which resulted in UPL presenting an initial offer to purchase the Pinedale LGS. As of June 25, 2020, Pinedale LP, has $32.2 million outstanding under the Amended Pinedale Term Credit Facility, which is secured by the Pinedale LGS, the only asset at Pinedale LP. The Amended Pinedale Term Credit Facility is not secured by any assets of CorEnergy or its other subsidiaries.
On June 5, 2020, Pinedale LP filed a motion with the U.S. Bankruptcy Court objecting to Ultra Wyoming's motion to reject the Pinedale Lease Agreement while continuing its negotiations with UPL. Pinedale LP and us agreed in principle to terms with Ultra Wyoming to sell the Pinedale LGS for $18.0 million cash as set forth in a non-binding term sheet that was filed with the U.S. Bankruptcy Court in UPL’s Chapter 11 case along with a motion for approval of the transaction on June 22, 2020. A copy of the draft definitive purchase and sale agreement was also filed with the motion. The closing of the sale will be subject to the satisfaction of certain closing conditions, including but not limited to (i) a release of all liens under the Amended Pinedale Term Credit Facility, (ii) a release by Pinedale LP of all claims against UPL and Ultra Wyoming arising from the rejection or termination of the Pinedale Lease Agreement, (iii) the release by Ultra Wyoming of all claims against Pinedale LP and us and (iv) approval of the definitive purchase and sale agreement and the closing of the transaction by the bankruptcy court in UPL’s Chapter 11 case. The U.S. Bankruptcy Court scheduled a hearing on the motion for June 25, 2020. Assuming the definitive agreement is signed, the transaction is expected to close on or before June 30, 2020 and may be terminated by either party if not closed by July 30, 2020. If the transaction closes after June 30, 2020, we do not expect Ultra Wyoming to make any further rent payments under the Pinedale Lease Agreement.
In conjunction with the expected sale of the Pinedale LGS described above, Pinedale LP and us expect to enter into a compromise and release agreement with Prudential related to the Amended Pinedale Term Credit Facility. Pursuant to such agreement, it is anticipated that at closing of the Pinedale LGS sale transaction with Ultra Wyoming, we will provide all cash related to the sale of the Pinedale LGS along with cash available at Pinedale LP on the closing date, estimated to be approximately $3.0 million, to Prudential in exchange for the release of all liens on the Pinedale LGS, release of us and Pinedale LP from the obligations of the Amended Pinedale Term Credit Facility, and the note under the Amended Pinedale Term Credit Facility will be deemed satisfied.

Table of Contents	Glossary of Defined Terms

As a result of the events described above, including the anticipated sale of the Pinedale LGS to Ultra Wyoming on or before June 30, 2020, we expect to recognize an estimated charge in the Consolidated Statement of Operations of approximately $147.0 million in the second quarter of 2020. The estimated charge could be partially offset by any reduction of the debt owed under the Amended Pinedale Term Credit Facility.
MoGas Pipeline
On April 24, 2020, MoGas entered into a Facilities Interconnect Agreement with Spire STL Pipeline LLC ("STL Pipeline"). Under the terms of the agreement, MoGas will construct an interconnect to allow gas to be delivered by STL Pipeline and received by MoGas for an estimated cost of approximately $3.9 million. Construction is set to begin during the third quarter of 2020 and is expected to be completed by the fourth quarter of 2020 at which point MoGas is expected to begin receiving incremental revenue.
MoGas has entered into an additional ten-year firm transportation services agreement with Ameren Energy, an existing customer. The new agreement will provide incremental revenue for MoGas beginning in the fourth quarter of 2020.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of March 31, 2020:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Pinedale LP Debt	$33,062,000	$3,528,000	$29,534,000	$—	$—
Interest payments on Pinedale LP Debt(1)		2,039,017	3,128,418	—	—
7.00% Convertible Debt	1,676,000	1,676,000	—	—	—
Interest payments on 7.00% Convertible Debt		58,660	—	—	—
5.875% Convertible Debt(2)	120,000,000	—	—	—	120,000,000
Interest payments on 5.875% Convertible Debt(2)		7,050,000	14,100,000	14,100,000	3,525,000
Totals		$14,351,677	$46,762,418	$14,100,000	$123,525,000
(1) Effective May 8, 2020 and in conjunction with the Standstill Agreement discussed in Part I, Item 1, Note 10 ("Debt"), the interest rate on the Amended Pinedale Term Credit Facility increased to the Default Rate of 8.50%. Under the Default Rate, the interest payments on the Pinedale LP Debt will be $2.6 million and $4.1 million for the "Less than 1 year" and "1-3 years" periods, respectively.

(2) On April 29, 2020, we repurchased approximately $2.0 million of 5.875% Convertible Debt as discussed in Part I, Item 1, Note 10 ("Debt"). Subsequent to the repurchase, we have $118.1 million of 5.875% Convertible Debt outstanding and interest payments are $6.9 million, $13.9 million, $13.9 million and $3.5 million for "Less than 1 year," "1-3 years," "3-5 years," and "More than 5 years," respectively.

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

LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2020, we had liquidity of approximately $169.1 million comprised of cash of $119.1 million plus revolver availability of $50.0 million. As discussed under the "CorEnergy Credit Facility" below, revolver availability excluded any borrowing base value from our GIGS asset, and there were no borrowings outstanding as of March 31, 2020. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. As discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases"), our tenant of the GIGS asset, EGC Tenant, a wholly owned indirect subsidiary of Cox Oil, elected to cease paying rent due for the second quarter of 2020, which significantly impacts our cash flows from operations. While Ultra Wyoming, our tenant of the Pinedale LGS, paid rent for the second quarter of 2020, we do not expect to collect rent beginning in the third quarter of 2020 due to the expected sale of the Pinedale LGS and termination of the Pinedale Lease Agreement on or before June 30, 2020. The loss of rent from the Pinedale Lease Agreement will significantly impact future cash flows from operations.
While our cash flows from operations have been or will be adversely impacted by the events and conditions described above, management expects that our current cash liquidity will be sufficient to fund future operating requirements during this period of uncertainty. As discussed in Part I, Item 1, Note 10 ("Debt"), based on our analysis of future compliance with our financial covenants, management has determined that we may violate certain financial covenants under our debt agreements within the next twelve months if covenant waivers are not obtained. If we were to violate one or more financial covenants, the lenders could declare us in default and could accelerate the amounts due under a portion or all of our outstanding debt. Further, a default under one debt agreement could trigger cross-default provisions within certain of our other debt agreements. While these conditions raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued, management has concluded that such doubt is mitigated by the considerations discussed below, which lead to a conclusion that we will continue to be able to fund current obligations as they become due one year from the date of issuance of the financial statements included in this Report.
We are in the process of working with our lenders and believe we will receive waivers with respect to the affected financial covenants before any covenants are violated. However, any waivers would be granted at the sole discretion of the lenders, and there can be no assurance that we will be able to obtain such waivers. Additionally, we currently have no borrowings or expected future borrowings on our CorEnergy Credit Facility, which mitigates the cross-default provision described below under the Company's 5.875% Convertible Notes. As discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases"), Pinedale LP and the Company expect to sell the Pinedale LGS to Ultra Wyoming on or before June 30, 2020, and will provide all cash related to the sale, along with cash available at Pinedale LP on the closing date, to Prudential to satisfy the Amended Pinedale Term Credit Facility. Management believes these measures, as we continue to implement them, may enable us to comply with the financial covenants under our debt agreements. In any event, should negotiations with our lenders concerning additional waivers prove unsuccessful or should the sale of the Pinedale LGS not occur, based on management’s current projections, we would have sufficient liquidity to extinguish the outstanding balance due under the Amended Pinedale Term Credit Facility, and to pay fees that would be due in connection with any termination of the CorEnergy Credit Facility, while also continuing to fund current obligations as they become due one year from the date of issuance of these financial statements.
Further, if our ability to access the capital markets is restricted, as currently is the case as discussed in Part I, Item 1, Note 11 ("Stockholders' Equity") or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.
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

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)
Net cash provided by (used in):
Operating activities	$11,767,712	$17,056,237
Investing activities	19,469	4,984,665
Financing activities	(13,596,417)	(31,966,681)
Net change in cash and cash equivalents	$(1,809,236)	$(9,925,779)
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the three months ended March 31, 2020 were primarily attributable to (i) lease receipts of $15.5 million ($15.7 million lease revenue, net of $248 thousand of straight-line rent accrued during the period) and (ii) $3.7 million in net contributions from our operating subsidiaries MoGas and Omega, partially offset by (iii) $3.1 million in general and administrative expenses and (iv) $4.3 million in cash paid for interest.
Net cash flows provided by operating activities for the three months ended March 31, 2019 were primarily attributable to (i) lease receipts of $15.3 million ($16.7 million lease revenue, net of $1.4 million of straight-line rent accrued during the period), (ii) $4.6 million in net contributions from our operating subsidiaries MoGas and Omega and (iii) a $1.1 million reduction in accounts and other receivables during the period, partially offset by (iv) $2.9 million in general and administrative expenses and (v) $1.1 million in cash paid for interest.
Cash Flows from Investing Activities
There were no significant cash investing activities for the three months ended March 31, 2020.
Net cash flows provided by investing activities for the three months ended March 31, 2019 were primarily attributed to a $5.0 million payment received on January 7, 2019 related to the promissory note entered into as a part of the Portland Terminal Facility sale.
Cash Flows from Financing Activities
Net cash flows used in financing activities for the three months ended March 31, 2020 were primarily attributable to (i) common and preferred dividends paid of $10.2 million and $2.3 million, respectively, (ii) principal payments of $882 thousand on our secured credit facilities and (iii) preferred stock repurchases of $162 thousand.
Net cash flows used in financing activities for the three months ended March 31, 2019 were primarily attributable to (i) cash paid for the extinguishment of Convertible Notes of $19.5 million, (ii) common and preferred dividends paid of $9.2 million and $2.3 million, respectively and (iii) principal payments of $882 thousand on our secured credit facilities.
Revolving and Term Credit Facilities
CorEnergy Credit Facility
On July 28, 2017, we entered into an amended and restated CorEnergy Credit Facility with Regions Bank (as lender and administrative agent for other participating lenders). The amended facility provides for commitments of up to $161.0 million, comprised of (i) increased commitments on the CorEnergy Revolver of up to $160.0 million, subject to borrowing base limitations, and (ii) a $1.0 million commitment on the MoGas Revolver. The amended facility has a 5-year term maturing on July 28, 2022.
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

Table of Contents	Glossary of Defined Terms

recourse leverage ratio. The facility contains, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods), all of which are substantially the same as under the prior facility.
It is an event of default under the CorEnergy Credit Facility if any unrestricted subsidiary (which would include Pinedale LP) fails to pay at maturity or otherwise when due, or within any applicable grace period, any indebtedness with an outstanding balance of at least $5.0 million (which would include the Amended Pinedale Term Credit Facility) or fails to comply with any financial covenant with respect thereto, or any bankruptcy or insolvency default occurs with respect to such debt of an unrestricted subsidiary and remains uncured for such period of time as would permit the holders of such debt to accelerate its maturity, then such event would allow the lenders under the CorEnergy Credit Facility to accelerate the maturity of that facility. Pursuant to the Standstill Agreement between Pinedale LP and Prudential discussed below under “Amended Pinedale Term Credit Facility,” Prudential has agreed that during the Standstill Period (as defined below) it will not accelerate the debt under the Amended Pinedale Term Credit Facility as a result of UPL’s bankruptcy filing. As a result of the Standstill Agreement, since no acceleration is permitted on account of UPL’s bankruptcy filing during the Standstill Period, UPL’s bankruptcy filing does not trigger the cross-default provision described above and does not cause an event of default under the CorEnergy Credit Facility.
Effective May 14, 2020, we entered into a Limited Consent with the Lenders under the CorEnergy Revolver that is part of the CorEnergy Credit Facility. The Lenders agreed to extend the date by which we will be required to deliver to the Lenders our financial statements for the fiscal quarter ended March 31, 2020 and certain required quarterly certifications until June 30, 2020, pursuant to the Form 10‑Q filing extension previously disclosed in the our Current Report on Form 8-K filed April 23, 2020.
The Limited Consent also documents notice previously provided by us to the Agent that certain events of default have occurred under the lease for our GIGS asset, as a result of the tenant under the Grand Isle Lease Agreement having failed to pay the rent due for April and May 2020. The Limited Consent is subject to our continued compliance with all of the other terms of the CorEnergy Revolver, and includes our agreement with the Lenders that the borrowing base value of the GIGS asset for purposes of the CorEnergy Revolver shall be zero, effective as of our March 31, 2020 balance sheet date.
As of March 31, 2020, we were in compliance with all covenants and had no borrowings outstanding. We also had approximately $50.0 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part I, Item 1, Note 10 ("Debt") included in this Report.
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
Outstanding balances under the facility are secured by the Pinedale LGS assets. The Amended Pinedale Term Credit Facility is subject to (i) a minimum interest coverage ratio of 3.0 to 1.0, (ii) a maximum leverage ratio of 3.25 to 1.0 and (iii) a minimum net worth of $115.0 million, each measured at the Pinedale LP level and not at the Company level. We were in compliance with all covenants at March 31, 2020.
As previously discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases"), UPL's bankruptcy filing constitutes a default under the terms of the Pinedale Lease Agreement with Pinedale LP. Such default under the Pinedale Lease Agreement is an event of default under the Amended Pinedale Term Credit Facility, which is secured by the Pinedale LGS. Among other things, an event of default could give rise to a Cash Control Period (as defined in the Amended Pinedale Term Credit Facility), which impacts Pinedale LP's ability to make distributions to the Company. During such a Cash Control Period, which was triggered May 14, 2020, by the bankruptcy filing of Ultra Wyoming and its parent guarantor, UPL, distributions by Pinedale LP to us are permitted to the extent required for us to maintain its REIT qualification, so long as Pinedale LP's obligations under the Amended Pinedale Term Credit Facility have not been accelerated following an Event of Default (as defined in the Amended Pinedale Term Credit Facility).
Effective May 8, 2020, Pinedale LP entered into a Standstill Agreement with Prudential. The Standstill Agreement anticipated Pinedale LP’s notification to Prudential of two Events of Default under the Amended Pinedale Term Credit Facility (the “Specified Events of Default”) as a result of the occurrence of either (i) any bankruptcy filing by UPL or Ultra Wyoming and (ii) any resulting

Table of Contents	Glossary of Defined Terms

impact on Pinedale LP’s net worth covenant under the Amended Pinedale Term Credit Facility due to any accounting charge of assets of Pinedale LP triggered by any such bankruptcy filing of Ultra Wyoming. Under the Standstill Agreement, Prudential has agreed to forbear through September 1, 2020, or the earlier occurrence of a separate Event of Default under the Amended Pinedale Term Credit Facility (the “Standstill Period”) from exercising any rights they may have to accelerate and declare the outstanding balance under the credit facility immediately due and payable as a result of the occurrence of either of the Specified Events of Default, provided that there are no other Events of Default and Pinedale LP continues to meet its obligations under all of the other terms of the Amended Pinedale Term Credit Facility. The Standstill Agreement also requires that Pinedale LP not make any distributions to us during the Standstill Period and that interest will accrue and be payable from the effective date of such agreement at the Default Rate of interest provided for in the Pinedale Facility, increasing the effective interest rate to 8.50%.
For a summary of the additional material terms of the Pinedale Term Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part I, Item 1, Note 10 ("Debt") included in this Report.
MoGas Revolver
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part I, Item 1, Note 10 ("Debt") for further information. As of March 31, 2020, the co-borrowers were in compliance with all covenants and there are no borrowings outstanding on the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. Following annual extensions, the current maturity of the facility has been amended and extended to July 31, 2020. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at March 31, 2020.
Convertible Notes
7.00% Convertible Notes
As of December 31, 2019, we had $2.1 million aggregate principal amount of 7.00% Convertible Notes outstanding following convertible note exchanges and conversions completed during 2019. Additionally, during the three months ended March 31, 2020, certain holders elected to convert (i) $416 thousand of 7.00% Convertible Notes for approximately 12,605 shares of common stock. As of March 31, 2020, we had $1.7 million aggregate principal amount of 7.00% Convertible Notes outstanding.
On June 12, 2020, the Company paid $1.7 million in aggregate principal and $59 thousand in interest expense upon maturity of the 7.00% Convertible Notes to extinguish the remaining debt outstanding.
Refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the 7.00% Convertible Notes.
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
The Indenture for the 5.875% Convertible Notes specifies events of default, including default by the Company or any of its subsidiaries with respect to any debt agreements under which there may be outstanding, or by which there may be secured or

Table of Contents	Glossary of Defined Terms

evidenced, any debt in excess of $25.0 million in the aggregate of the Company and/or any such subsidiary, resulting in such indebtedness becoming or being declared due and payable prior to its stated maturity.
Refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part I, Item 1, Note 10 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes.
Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan. As of March 31, 2020, we have issued 22,003 shares of common stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
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
Liquidity and Capitalization
Our principal investing activities are acquiring and financing real estate assets within the U.S. energy infrastructure sector and concurrently entering into long-term triple-net participating leases with energy companies. These investing activities have often been financed from the proceeds of our public equity and debt offerings as well as our credit facilities mentioned above. We are also expanding our business development efforts to include other REIT qualifying revenue sources. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings.
The following is our liquidity and capitalization as of March 31, 2020 and December 31, 2019:

Liquidity and Capitalization
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$119,054,407	$120,863,643
Revolver availability	$49,955,716	$136,358,445

Revolving credit facility	$—	$—
Long-term debt (including current maturities)	150,996,040	152,109,426
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	125,270,350	125,493,175
Capital stock, non-convertible, $0.001 par value	13,652	13,639
Additional paid-in capital	348,719,125	360,844,497
Retained deficit	(171,601,344)	(9,611,872)
CorEnergy equity	302,401,783	476,739,439
Total CorEnergy capitalization	$453,397,823	$628,848,865
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both March 31, 2020 and December 31, 2019.

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
A discussion of our critical accounting estimates is presented under the heading "Critical Accounting Estimates" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019, as previously filed with the SEC. No material modifications have been made to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. As of March 31, 2020, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2019.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of March 31, 2020, we had long-term debt (net of current maturities) with a carrying value of $145.8 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at March 31, 2020, and accordingly, no market risk exposure on outstanding variable-rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As discussed in further detail in Part I, Item 1, Note 3 ("Leased Properties And Leases") in this Report, the Company initiated litigation on March 26, 2019 to enforce the terms of the Grand Isle Lease Agreement requiring that we be provided with copies of certain financial statement information that we are required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual, in the case CorEnergy Infrastructure Trust, Inc. and Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 01-19-0228-CV in the 11th District Court of Harris County, Texas. The Company sought and obtained a temporary restraining order mandating that our tenant deliver the required financial statements. On April 1, 2019, that order was stayed pending an appeal by the tenant to the Texas First District Court of Appeals in Houston. On January 6, 2020, that appellate court rejected our tenant's appeal and remanded the case for further proceedings in the 11th District Court of Harris County, Texas. While the appeal was pending, the original temporary restraining order lapsed by its own terms. In May 2020, the trial court granted the Company's motion for summary judgment mandating our tenant deliver the required financial statements. The Company believes that it is entitled to such relief and will continue to pursue this litigation and all viable options to obtain and file the necessary tenant financial statements.
In addition to the foregoing lawsuit, the Company's subsidiary, Grand Isle Corridor, LP ("Grand Isle"), filed a separate lawsuit against EGC and EGC Tenant to recover unpaid rent due and owing under the Grand Isle Lease Agreement. The lawsuit was filed in the 129th District Court of Harris County, Texas and is styled as Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 202027212. Grand Isle will initiate identical litigation each month for which rent is not paid.
On April 20, 2020, EGC and its parent company, CEXXI, LLC, filed an adversary proceeding against the Company and Grand Isle, Energy XXI Gulf Coast, LLC and CEXXI, LLC v. Grand Isle Corridor, LP and CorEnergy Infrastructure Trust, Inc., Adv. No. 20-03084, in the United States Bankruptcy Court for the Southern District of Texas. In this suit, EGC is asking the bankruptcy court in which EGC filed for bankruptcy in 2016 to declare that the assignment and assumption of the guarantee of the Grand Isle Lease Agreement, which was a part of that earlier bankruptcy proceeding, is null and void. The Company is pursuing an expedited resolution of this suit to permit it to then enforce the guarantee against EGC in the state court proceedings referenced above.
On May 14, 2020, Ultra Wyoming, and certain affiliates including UPL and Ultra Resources, Inc. (the "Ultra Debtors") filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, jointly administered Case No. 20-32631 (the "UPL Bankruptcy Case"). On May 15, 2020, Ultra Wyoming filed its Motion for Entry of an Order Authorizing Rejection of the Pinedale Lease Agreement (the "Rejection Motion") which seeks Bankruptcy Court approval to reject its lease with the Company’s subsidiary, Pinedale LP, covering the Pinedale LGS. On June 5, 2020, Pinedale LP filed its Objection to Debtor Ultra Wyoming’s Motion for Entry of an Order Authorizing Rejection of the Pinedale Lease Agreement (the "Objection"). On June 22, 2020, the Ultra Debtors filed their Emergency Motion for Entry of an Order (I) Authorizing the Debtors to Enter into and Perform under an Asset Purchase Agreement to Purchase the Pinedale LGS, (II) Authorizing and Approving the Settlement By and Among the Debtors and Pinedale LP and (III) Granting Related Relief (the "Emergency Motion"). The Emergency Motion, among other things, seeks Bankruptcy Court approval to purchase the Pinedale LGS from Pinedale LP for $18.0 million and approval of the settlement of the Rejection Motion and Objection. The Bankruptcy Court has scheduled a hearing on the Emergency Motion for June 25, 2020.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended March 31, 2020. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth below:
The recent outbreak of COVID-19 and certain developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our tenants.
The recent outbreak of COVID-19 has had and will continue to have, repercussions across local, national and global economies and financial markets. As a result, there has been a decline in the demand for, and thus also the market prices of, oil and natural gas and other products of our tenants. These declines have been exacerbated by the production dispute between Russia and the members of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof, including Saudi Arabia’s subsequent discounting of the price of its crude oil exports.

Table of Contents	Glossary of Defined Terms

Concerns over the negative effects of COVID-19 on economic and business prospects across the world have contributed to increased market and oil price volatility and have diminished expectations for the global economy. These factors, coupled with the emergence of decreasing business and consumer confidence and increasing unemployment resulting from the COVID-19 outbreak and the recent abrupt oil price decline, may precipitate a prolonged economic slowdown and recession. Any such prolonged period of economic slowdown or recession, or a protracted period of depressed prices for our tenants’ products, could have significant adverse consequences for our tenants' financial condition and subsequently, our financial condition and could diminish our liquidity.
The effects of COVID-19 and the developments in the global oil markets could adversely impact our and our tenants’ ability to successfully operate due to, among other factors:

•	a general decline in business activity and demand which would adversely affect both our tenants' operations and our ability to grow through acquisitions;

•
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants' ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	the declaration of bankruptcy by one or more of our tenants, such as the recent bankruptcy filing by UPL and Ultra Wyoming, our tenant for the Pinedale LGS; and

•
a deterioration in our and our tenants' ability to operate or operate in affected areas, or delays in the supply of products or services from our and our tenants' vendors that are needed for us and our tenants to operate effectively.

To the extent these factors impact our tenants' ability or willingness to pay rent, we expect them to impact the income received by us. These factors may also require us to incur additional expenses that are not otherwise anticipated. The extent of this impact on our income and expenses may have a material adverse effect on our ability to pay any distributions to our common or preferred stockholders or to pay our lenders.
Further, the cessation of the operations of certain of our tenants may be expected to result in a reduction in our revenues and cash flows due to the impaired financial stability of our tenants. The worsening of our estimated future cash flows with respect to one or more properties adversely impacted by the effects on our tenants of the COVID-19 pandemic, coupled with ongoing market and oil price volatility, has resulted in substantial impairment charges with respect to the affected assets, and could result in the recognition of additional future asset impairment charges, which adversely impacts our financial results.
The full extent of the adverse impact of COVID-19 on our business, financial condition, liquidity and results of operations cannot be predicted and has been and may continue to be material. The magnitude will depend on factors beyond our control including actions taken by local, state, national and international governments, non-governmental organizations, the medical community, our tenants, and others. Moreover, risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 could be heightened as a result of the impact of the COVID-19 or any other public health crisis.
Our indebtedness could have important consequences, including impairing our ability to obtain additional financing or pay future distributions, as well as subjecting us to the risk of foreclosure on any mortgaged properties in the event of non-payment of the related debt.
As of March 31, 2020, we had outstanding consolidated indebtedness of approximately $154.7 million. Our leverage could have important consequences. For example, it could:

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

•	increase our vulnerability to economic downturns;

•	limit our ability to withstand competitive pressures; or

Table of Contents	Glossary of Defined Terms

•	reduce our flexibility to respond to changing business and economic conditions.
We entered into the Standstill Agreement with Prudential in anticipation of Pinedale LP’s notification to Prudential that two Specified Events of Default under the Amended Pinedale Term Credit Facility occurred as a result of (i) the bankruptcy filing by UPL and Ultra Wyoming and (ii) any resulting impact on Pinedale LP’s net worth covenant under the under the Amended Pinedale Term Credit Facility due to any accounting impairment of assets of Pinedale LP triggered by the bankruptcy filing of Ultra Wyoming. Under the Standstill Agreement, Prudential has agreed to forbear through the Standstill Period from exercising any rights they may have to accelerate and declare the outstanding balance under the Amended Pinedale Term Credit Facility immediately due and payable as a result of the occurrence of either of the Specified Events of Default, provided that there are no other Events of Default and Pinedale LP continues to meet its obligations under all of the other terms of the Amended Pinedale Term Credit Facility. See Part I, Note 10 (“Debt”) included in this Report for further information regarding the Standstill Agreement. Although we have entered into the Standstill Agreement, there is no guarantee that the Specified Events of Default will be cured by the end of the Standstill Period, that Prudential will extend the Standstill Period or that Prudential will agree to waive events of default or potential events of default in the future. In addition, further defaults under the Amended Pinedale Credit Facility could trigger cross-defaults under the 5.875% Convertible Notes or the CorEnergy Credit Facility.
Further, we expect to mortgage many of our properties to secure payment of indebtedness. If we are unable to meet mortgage payments, such failure could result in the loss of assets due to foreclosure and transfer to the mortgagee or sale on unfavorable terms with a consequent loss of income and asset value. A foreclosure of one or more of our properties could create taxable income without accompanying cash proceeds, and could adversely affect our financial condition, results of operations, cash flow, and ability to service debt and make distributions and the market of our stock.
The transition away from LIBOR may adversely affect our cost to obtain financing.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2020, certain holders elected to convert approximately $416 thousand principal amount of 7.00% Convertible Notes to CorEnergy common stock at the conversion rate of 30.3030 shares of common stock per $1,000 principal amount, as follows:

Conversion Date	Principal Amount of Convertible Notes Converted	Number of Shares of Common Stock Issued
January 23, 2020	$304,000	9,212
January 24, 2020	5,000	151
January 28, 2020	107,000	3,242
Total	$416,000	12,605
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

The following table presents information with respect to repurchases of Series A Preferred Stock made by the Company during the three months ended March 31, 2020:

Period	Total Number of Depository Shares Purchased(1)	Average Price Paid per Depository Share	Total Number of Depository Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Depository Shares that May Yet Be Purchased Under the Plan(2)
January 1-31, 2020	—	$—	—	—
February 1-29, 2020	—	$—	—	—
March 1-31, 2020	8,913	$18.15	8,913	320,823

(1) Includes shares repurchased by the Company pursuant to the $5.0 million repurchase plan approved by the Company's Board of Directors, which commenced March 21, 2020. Purchases may be made through the program through August 20, 2020.

(2) Represents the maximum number of shares of preferred stock that may be repurchased as of the end of the period, pursuant to the March 2020 plan referenced in Note (1) prior to its expiration in August 2020. Such maximum number of shares has been estimated, based on the closing market price for the Company's preferred stock on the New York Stock Exchange on March 31, 2020 ($15.08 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.2.10*
Letter Agreement, dated March 31, 2020, concerning Incentive Fee for March 31, 2020 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc.

10.2.11*
Letter Agreement, dated March 31, 2020, concerning Management Fee for March 31, 2020 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc.

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
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
(Principal Accounting Officer and Principal Financial Officer)
June 25, 2020

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
June 25, 2020