Form 10-Q
period 2020-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2020-08-04
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-33292
_________________________________________________________
CORENERGY INFRASTRUCTURE TRUST, INC.
______________________________________________________________________
(Exact name of registrant as specified in its charter)

Maryland	20-3431375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1100 Walnut, Ste. 3350	Kansas City,	MO	64106
(Address of Registrant's Principal Executive Offices)			(Zip Code)

(816)	875-3705
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	CORR	New York Stock Exchange
7.375% Series A Cumulative Redeemable Preferred Stock	CORRPrA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of August 3, 2020, the registrant had 13,651,521 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2019.

Table of Contents	GLOSSARY OF DEFINED TERMS

Certain of the defined terms used in this Report are set forth below:
5.875% Convertible Notes: the Company's 5.875% Convertible Senior Notes due 2025.
7.00% Convertible Notes: the Company's 7.00% Convertible Senior Notes due 2020, which matured on June 15, 2020.
Accretion Expense: the expense recognized when adjusting the present value of the GIGS ARO for the passage of time.
Administrative Agreement: the Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor.
Amended Pinedale Term Credit Facility: Pinedale LP's $41.0 million Second Amended and Restated Term Credit Agreement and Note Purchase Agreement with Prudential as lender, effective December 29, 2017, which was extinguished on June 30, 2020.
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

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)

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
OPEC: the Organization of the Petroleum Exporting Countries.
Pinedale LGS: the Pinedale Liquids Gathering System, a system consisting of approximately 150 miles of pipelines and four above-ground central gathering facilities located in the Pinedale Anticline in Wyoming, owned by Pinedale LP and triple-net leased to a wholly-owned subsidiary of Ultra Petroleum until it was sold on June 30, 2020.
Pinedale Lease Agreement: the December 2012 agreement pursuant to which the Pinedale LGS assets were triple-net leased to a wholly owned subsidiary of Ultra Petroleum, which terminated on June 30, 2020 upon sale of the Pinedale LGS.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $4,430,269 and $105,825,816	$67,315,379	$379,211,399
Property and equipment, net of accumulated depreciation of $20,970,190 and $19,304,610	105,358,280	106,855,677
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,196,338	1,235,000
Cash and cash equivalents	113,713,646	120,863,643
Deferred rent receivable	—	29,858,102
Accounts and other receivables	2,926,765	4,143,234
Deferred costs, net of accumulated amortization of $1,827,781 and $1,956,710	1,380,436	2,171,969
Prepaid expenses and other assets	719,094	804,341
Deferred tax asset, net	4,295,036	4,593,561
Goodwill	1,718,868	1,718,868
Total Assets	$298,623,842	$651,455,794
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $0 and $158,070	$—	$33,785,930
Unsecured convertible senior notes, net of discount and debt issuance costs of $3,370,720 and $3,768,504	114,679,280	118,323,496
Asset retirement obligation	8,529,551	8,044,200
Accounts payable and other accrued liabilities	5,494,411	6,000,981
Management fees payable	1,661,651	1,669,950
Unearned revenue	6,283,847	6,891,798
Total Liabilities	$136,648,740	$174,716,355
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 and $125,493,175 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,108 and 50,197 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	$125,270,350	$125,493,175
Capital stock, non-convertible, $0.001 par value; 13,651,521 and 13,638,916 shares issued and outstanding at June 30, 2020 and December 31, 2019 (100,000,000 shares authorized)	13,652	13,639
Additional paid-in capital	345,726,877	360,844,497
Retained deficit	(309,035,777)	(9,611,872)
Total Equity	161,975,102	476,739,439
Total Liabilities and Equity	$298,623,842	$651,455,794
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue
Lease revenue	$5,554,368	$16,635,876	$21,300,872	$33,353,586
Deferred rent receivable write-off	—	—	(30,105,820)	—
Transportation and distribution revenue	4,382,706	4,868,144	9,583,206	9,739,726
Financing revenue	29,913	27,989	56,220	61,529
Total Revenue	9,966,987	21,532,009	834,478	43,154,841
Expenses
Transportation and distribution expenses	1,222,135	1,246,755	2,597,364	2,749,898
General and administrative	4,325,924	2,739,855	7,402,067	5,610,262
Depreciation, amortization and ARO accretion expense	3,662,926	5,645,250	9,309,993	11,290,346
Loss on impairment of leased property	—	—	140,268,379	—
Loss on impairment and disposal of leased property	146,537,547	—	146,537,547	—
Loss on termination of lease	458,297	—	458,297	—
Total Expenses	156,206,829	9,631,860	306,573,647	19,650,506
Operating Income (Loss)	$(146,239,842)	$11,900,149	$(305,739,169)	$23,504,335
Other Income (Expense)
Net distributions and other income	$102,038	$285,259	$419,858	$541,874
Interest expense	(2,920,424)	(2,297,783)	(5,806,007)	(4,805,077)
Gain (loss) on extinguishment of debt	11,549,968	—	11,549,968	(5,039,731)
Total Other Income (Expense)	8,731,582	(2,012,524)	6,163,819	(9,302,934)
Income (Loss) before income taxes	(137,508,260)	9,887,625	(299,575,350)	14,201,401
Taxes
Current tax expense (benefit)	(2,431)	—	(397,074)	353,744
Deferred tax expense (benefit)	(71,396)	62,699	298,525	156,290
Income tax expense (benefit), net	(73,827)	62,699	(98,549)	510,034
Net Income (Loss) attributable to CorEnergy Stockholders	(137,434,433)	9,824,926	(299,476,801)	13,691,367
Preferred dividend requirements	2,309,672	2,313,780	4,570,465	4,627,908
Net Income (Loss) attributable to Common Stockholders	$(139,744,105)	$7,511,146	$(304,047,266)	$9,063,459

Earnings (Loss) Per Common Share:
Basic	$(10.24)	$0.59	$(22.27)	$0.71
Diluted	$(10.24)	$0.59	$(22.27)	$0.71
Weighted Average Shares of Common Stock Outstanding:
Basic	13,651,521	12,811,171	13,649,907	12,708,626
Diluted	13,651,521	12,811,171	13,649,907	12,708,626
Dividends declared per share	$0.050	$0.750	$0.800	$1.500
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Amount
Balance at December 31, 2018	11,960,225	$11,960	$125,555,675	$320,295,969	$9,147,701	$455,011,305
Net income	—	—	—	—	3,866,441	3,866,441
Series A preferred stock dividends	—	—	—	—	(2,313,780)	(2,313,780)
Preferred stock repurchases(1)	—	—	(62,500)	2,195	(245)	(60,550)
Common stock dividends	—	—	—	—	(9,597,948)	(9,597,948)
Common stock issued upon exchange of convertible notes	837,040	837	—	28,868,672	—	28,869,509
Reinvestment of dividends paid to common stockholders	11,076	11	—	403,820	—	403,831
Balance at March 31, 2019 (Unaudited)	12,808,341	$12,808	$125,493,175	$349,570,656	$1,102,169	$476,178,808
Net income	—	—	—	—	9,824,926	9,824,926
Series A preferred stock dividends	—	—	—	—	(2,313,780)	(2,313,780)
Common stock dividends	—	—	—	(992,940)	(8,613,315)	(9,606,255)
Common stock issued upon conversion of convertible notes	17,690	18	—	588,184	—	588,202
Balance at June 30, 2019 (Unaudited)	12,826,031	$12,826	$125,493,175	$349,165,900	$—	$474,671,901
(1) In connection with the repurchases of Series A Preferred Stock during 2019, the addition to preferred dividends of $245 represents the premium in the repurchase price paid compared to the carrying amount derecognized.

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Total
	Shares	Amount	Amount
Balance at December 31, 2019	13,638,916	$13,639	$125,493,175	$360,844,497	$(9,611,872)	$476,739,439
Net loss	—	—	—	—	(162,042,368)	(162,042,368)
Series A preferred stock dividends	—	—	—	(2,313,780)	—	(2,313,780)
Preferred stock repurchases(1)	—	—	(222,825)	7,932	52,896	(161,997)
Common stock dividends	—	—	—	(10,238,640)	—	(10,238,640)
Common stock issued upon exchange of convertible notes	12,605	13	—	419,116	—	419,129
Balance at March 31, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$348,719,125	$(171,601,344)	$302,401,783
Net loss	—	—	—	—	(137,434,433)	(137,434,433)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	(2,309,672)
Common stock dividends	—	—	—	(682,576)	—	(682,576)
Balance at June 30, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$345,726,877	$(309,035,777)	$161,975,102
(1) In connection with the repurchase of Series A Preferred Stock during 2020, the deduction from preferred dividends of $52,896 represents the discount in the repurchase price paid compared to the carrying amount derecognized.

See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Operating Activities
Net income (loss)	$(299,476,801)	$13,691,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax, net	298,525	156,290
Depreciation, amortization and ARO accretion	9,963,908	11,870,408
Loss on impairment of leased property	140,268,379	—
Loss on impairment and disposal of leased property	146,537,547	—
Loss on termination of lease	458,297	—
Deferred rent receivable write-off, noncash	30,105,820	—
(Gain) loss on extinguishment of debt	(11,549,968)	5,039,731
Gain on disposal of equipment	(3,542)	—
Changes in assets and liabilities:
Increase in deferred rent receivable	(247,718)	(3,163,726)
Decrease in accounts and other receivables	1,216,469	550,126
Increase in financing note accrued interest receivable	(4,671)	(9,217)
(Increase) decrease in prepaid expenses and other assets	85,197	(196,684)
Decrease in management fee payable	(8,299)	(65,749)
Increase (decrease) in accounts payable and other accrued liabilities	(613,391)	1,541,221
Decrease in unearned revenue	(607,951)	(98,244)
Net cash provided by operating activities	$16,421,801	$29,315,523
Investing Activities
Purchases of property and equipment, net	(85,144)	(26,553)
Proceeds from sale of property and equipment	7,500	—
Principal payment on note receivable	—	5,000,000
Principal payment on financing note receivable	43,333	—
Net cash provided by (used in) investing activities	$(34,311)	$4,973,447
Financing Activities
Repurchases of preferred stock	(161,997)	(60,550)
Dividends paid on Series A preferred stock	(4,623,452)	(4,627,560)
Dividends paid on common stock	(10,921,216)	(18,800,372)
Cash paid for extinguishment of convertible notes	(1,316,250)	(19,516,234)
Cash paid for maturity of convertible notes	(1,676,000)	—
Cash paid for settlement of Pinedale Secured Credit Facility	(3,074,572)	—
Principal payments on secured credit facilities	(1,764,000)	(1,764,000)
Net cash used in financing activities	$(23,537,487)	$(44,768,716)
Net Change in Cash and Cash Equivalents	$(7,149,997)	$(10,479,746)
Cash and Cash Equivalents at beginning of period	120,863,643	69,287,177
Cash and Cash Equivalents at end of period	$113,713,646	$58,807,431

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,392,894	$4,361,760
Income taxes paid (net of refunds)	(466,407)	282,786

Non-Cash Investing Activities
Proceeds from sale of leased property provided directly to secured lender	$18,000,000	$—
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	110,000	—

Non-Cash Financing Activities
Reinvestment of distributions by common stockholders in additional common shares	$—	$403,831
Common stock issued upon exchange and conversion of convertible notes	419,129	29,457,711
Proceeds from sale of leased property used in settlement of Pinedale Secured Credit Facility	(18,000,000)	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
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
Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 27, 2020 (the "2019 CorEnergy 10-K").
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
LESSOR - LEASED PROPERTIES
The Company's current leased properties are classified as operating leases and are recorded as leased property in the Consolidated Balance Sheets. Base rent related to the Company's leased property is recognized on a straight-line basis over the term of the lease when collectibility is probable. Participating rent is recognized when it is earned, based on the achievement of specified performance criteria. Base and participating rent are recorded as lease revenue in the Consolidated Statements of Operations. The Company regularly evaluates the collectibility of any deferred rent receivable on a lease by lease basis. The evaluation primarily includes assessing the financial condition and credit quality of the Company's tenants, changes in tenant's payment history and current economic factors. When the collectibility of the deferred rent receivable or future lease payments are no longer probable, the Company will recognize a write-off of the deferred rent receivable as a reduction of revenue in the Consolidated Statements of Operations.
As of June 30, 2020, following the sale of the Pinedale LGS effective as of such date (refer to "Impairment and Sale of the Pinedale Liquids Gathering System" below), the Company had one significant property located in Louisiana and the Gulf of Mexico leased on a triple-net basis to a major tenant, described in the table below. The major tenant is responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased property. The Company's long-term, triple-net leases generally have an initial term with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial term of the lease. The following table summarizes the significant leased property, major tenant and lease term:

Table of Contents	Glossary of Defined Terms

Summary of Leased Property, Major Tenant and Lease Terms
Property	Grand Isle Gathering System
Location	Gulf of Mexico/Louisiana
Tenant	Energy XXI GIGS Services, LLC
Asset Description	Approximately 137 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.
Date Acquired	June 2015
Initial Lease Term	11 years
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life
Current Monthly Rent Payments	7/1/2019 - 6/30/2020: $3,223,917 7/1/2020 - 6/30/2021: $4,033,583
Estimated Useful Life(1)	15 years
(1) In conjunction with the impairment of the Grand Isle Gathering System discussed below, the remaining estimated useful life of the GIGS asset was adjusted to approximately 15 years beginning in the second quarter of 2020. Additionally, the Company updated the useful life of its asset retirement obligation ("ARO") segments resulting in a change to the timing of the undiscounted cash flows. The timing change resulted in an increase to the ARO asset and liability of approximately $257 thousand.

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
The COVID-19 pandemic-related reduction in energy demand and the uncertainty of production from OPEC members, US producers and other international suppliers caused significant disruptions and volatility in the global oil marketplace during the first and second quarters of 2020. In response to COVID-19, governments around the world have implemented increasingly stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures have adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by the Company's pipelines, terminals and other facilities.
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

Table of Contents	Glossary of Defined Terms

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
On April 1, 2020, the EGC Tenant, a wholly owned indirect subsidiary of Cox Oil, elected to cease paying rent due. EGC Tenant is contractually obligated to pay rent and rent continues to accrue whether or not oil is being shipped. EGC Tenant is a special purpose entity engaged solely in activities related to the lease, and it does not own or operate any wells. EGC, parent of the EGC Tenant, owns and operates wells, including those connected to GIGS, and is the guarantor of the EGC Tenant's obligations under the lease. Following EGC Tenant's failure to pay rent due for April of 2020, and following discussions with Cox Oil management concerning its various operations, the Company sent EGC Tenant and EGC a notice of non-payment. After the required two-day cure period, a default occurred under the lease.
The EGC Tenant also failed to make required rent payments for May, June, July and August of 2020. As a result, the Company initiated litigation in the State Court of Texas to recover the unpaid rent, plus interest, for April, May, June and July of 2020 from the EGC Tenant. Further, EGC filed an action to attempt to set aside the guarantee obligations of EGC under the lease. The Company intends to enforce its rights under the lease and expects to be able to enforce the guaranty.
Grand Isle Gathering System
The Company identified the EGC Tenant's nonpayment of rent discussed above along with the significant decline in the global oil market as indicators of impairment for the GIGS asset. As a result, the Company assessed the GIGS asset for impairment as of March 31, 2020. The Company performed a step 1 impairment assessment on the GIGS asset by estimating the undiscounted contractual cash flows relating to the lease using probability-weighted scenarios, which indicated that the GIGS asset's carrying value was not recoverable. As a result, the fair value of the GIGS asset was estimated through the use of probability-weighted discounted estimated cash flow scenarios to measure the impairment loss. The probability-weighted cash flows used to assess recoverability of the GIGS asset and measure its fair value were developed using assumptions related to the Grand Isle Lease Agreement and near-term crude oil and water price and volume projections reflective of the current environment and management's projections for long-term average prices and volumes. In addition to near and long-term price assumptions, other key assumptions include the timing and collectibility of lease payments, operating costs, timing of incurring such costs and the use of an appropriate discount rate. The Company believes its estimates and models used to determine fair value are similar to what a market participant would use.
The Company engaged specialists and other third-parties to assist with the valuation methodology and analysis of certain underlying assumptions. The fair value measurement of the GIGS asset was based, in part, on significant inputs not observable in the market (as discussed above) and thus represents a Level 3 measurement. The significant unobservable input used includes a discount rate based on an estimated weighted average cost of capital of a theoretical market participant. We utilized a weighted average discount rate of 10.0 percent when deriving the fair value of the GIGS asset impaired during the quarter. The weighted average discount rate reflects management's best estimate of inputs a market participant would utilize. For the six months ended June 30, 2020, the Company recognized a $140.3 million loss on impairment of leased property related to the GIGS asset in the Consolidated Statements of Operations. As of June 30, 2020, the carrying value of the GIGS asset is $66.0 million, which is included in leased properties on the Consolidated Balance Sheet.
The Company previously recognized a deferred rent receivable for the Grand Isle Gathering Lease, which primarily represents timing differences between the straight-line revenue recognition and contractual lease receipts over the lease term. Given the EGC's Tenant's nonpayment of rent in the second quarter of 2020 and the Company's expectations surrounding the collectibility of the contractual lease payments under the lease, the Company does not currently expect the deferred rent receivable to be recoverable. Accordingly, the Company recognized a non-cash write-off of the deferred rent receivable of $30.1 million for the six months ended June 30, 2020. The non-cash write-off was recognized as a reduction of revenue in the Consolidated Statements of Operations.
Impairment and Sale of the Pinedale Liquids Gathering System
On April 14, 2020, UPL, the parent and guarantor of the lease obligations of the tenant and operator of the Company's Pinedale LGS, announced that its significant indebtedness and extremely challenging current market conditions raised a substantial doubt

Table of Contents	Glossary of Defined Terms

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
On May 14, 2020, UPL filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filing includes Ultra Wyoming, the operator of the Pinedale LGS and tenant under the Pinedale Lease Agreement with the Company’s indirect wholly owned subsidiary Pinedale LP. The bankruptcy filing of both the guarantor, UPL, and the tenant constitute defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing imposed a stay of CorEnergy’s ability to exercise remedies for the foregoing defaults. Ultra Wyoming also filed a motion to reject the Pinedale Lease Agreement, with a request that such motion be effective June 30, 2020. Pending the effective date of the rejection, Section 365 of the Bankruptcy Code generally requires Ultra Wyoming to comply on a timely basis with the provisions of the Pinedale Lease Agreement, including the payment provisions. Accordingly, the Company received the rent payments due on the first day of April, May and June 2020.
Pinedale LP, along with Prudential, the lender under the Amended Pinedale Term Credit Facility discussed in Note 10 ("Debt"), commenced discussions with UPL which resulted in UPL presenting an initial offer to purchase the Pinedale LGS. The Amended Pinedale Term Credit Facility was secured by the Pinedale LGS and was not secured by any assets of CorEnergy or its other subsidiaries.
On June 5, 2020, Pinedale LP filed a motion with the U.S. Bankruptcy Court objecting to Ultra Wyoming's motion to reject the Pinedale Lease Agreement while continuing its negotiations with UPL. Pinedale LP and the Company agreed in principle to terms with Ultra Wyoming to sell the Pinedale LGS for $18.0 million cash as set forth in a non-binding term sheet that was filed with the U.S. Bankruptcy Court in UPL’s Chapter 11 case along with a motion for approval of the transaction on June 22, 2020. A copy of the draft definitive purchase and sale agreement was also filed with the motion. The closing of the sale was subject to the satisfaction of certain closing conditions, including but not limited to (i) a release of all liens under the Amended Pinedale Term Credit Facility, (ii) a release by Pinedale LP of all claims against UPL and Ultra Wyoming arising from the rejection or termination of the Pinedale Lease Agreement, (iii) the release by Ultra Wyoming of all claims against Pinedale LP and the Company and (iv) approval of the definitive purchase and sale agreement and the closing of the transaction by the bankruptcy court in UPL's Chapter 11 case.
On June 26, 2020, the U.S. Bankruptcy Court in UPL’s Chapter 11 case approved the sale of the Pinedale LGS. Following such approval, on June 29, 2020, Pinedale LP entered into the purchase and sale agreement (the "Sale Agreement") with Ultra Wyoming. On June 30, 2020, Pinedale LP closed on the sale of the Pinedale LGS to its tenant, Ultra Wyoming, for total cash consideration of $18.0 million, and the Pinedale Lease Agreement was terminated. The sale was completed pursuant to the terms of the Sale Agreement previously approved by the bankruptcy court as discussed above. In connection with the closing of the sale, the Company and Pinedale LP entered into a mutual release of all claims related to the Pinedale LGS and the Pinedale Lease Agreement with UPL and Ultra Wyoming, including a release by Pinedale LP of all claims against UPL and Ultra Wyoming arising from the rejection or termination of the Pinedale Lease Agreement.
In conjunction with the sale of the Pinedale LGS described above, Pinedale LP and the Company entered into a compromise and release agreement (the "Release Agreement") with Prudential related to the Amended Pinedale Term Credit Facility, which had an outstanding balance of approximately $32.0 million, net of $132 thousand of deferred debt issuance costs. Pursuant to the Release Agreement, the $18.0 million sale proceeds from the Sale Agreement were provided by Ultra Wyoming directly to Prudential. The Company also provided the remaining cash available at Pinedale LP of approximately $3.3 million (including $198 thousand for accrued interest) to Prudential in exchange for (i) the release of all liens on the Pinedale LGS and the other assets of Pinedale LP, (ii) the termination of the Company’s pledge of equity interests of the general partner of Pinedale LP, (iii) the termination and satisfaction in full of the obligations of Pinedale LP under the Amended Pinedale Term Credit Facility and (iv) a general release of any other obligations of Pinedale LP and/or the Company and their respective directors, officers, employees or agents pertaining to the Amended Pinedale Term Credit Facility.
During the negotiation and closing of the sale of the Pinedale LGS to Ultra Wyoming, the Company determined impairment indicators existed as the value to be received from the sale was less than the carrying value of the asset. As a result of these indicators and the sale of the Pinedale LGS, the Company recognized a loss on impairment and disposal of leased property in the Consolidated Statement of Operations of approximately $146.5 million for the three and six months ended June 30, 2020. Further, the sale of the Pinedale LGS resulted in the termination of the Pinedale Lease Agreement, and the Company recognized a loss on termination of lease of approximately $458 thousand for the three and six months ended June 30, 2020. These losses were partially offset by

Table of Contents	Glossary of Defined Terms

the settlement of the Amended Pinedale Term Credit Facility with Prudential (as discussed above and in Note 10 ("Debt")), which resulted in a gain on extinguishment of debt of $11.0 million for the three and six months ended June 30, 2020.
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of		For the Three Months Ended		For the Six Months Ended
	June 30, 2020	December 31, 2019	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Pinedale LGS(2)	—%	44.4%	99.6%	38.8%	52.1%	38.9%
Grand Isle Gathering System(3)	98.1%	55.3%	—%	61.1%	47.7%	61.0%
(1) Insignificant leases are not presented; thus, percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $0 and $28 thousand for the three and six months ended June 30, 2020, respectively, compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2019, respectively. The Pinedale LGS was sold to Ultra Wyoming and the Pinedale Lease Agreement was terminated on June 30, 2020, as discussed above.

(3) As of June 30, 2020, the Grand Isle Gathering System's percentage of leased properties increased as a result of the sale of the Pinedale LGS on June 30, 2020. For the six months ended June 30, 2020, the Grand Isle Gathering System's percentage of lease revenues is exclusive of the deferred rent receivable write-off discussed above.

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Operations associated with the Company's leases and leased properties:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Depreciation Expense
GIGS	$1,190,911	$2,440,790	$3,631,499	$4,881,581
Pinedale	1,478,239	2,217,360	3,695,599	4,434,720
United Property Systems	9,831	9,831	19,662	19,455
Total Depreciation Expense	$2,678,981	$4,667,981	$7,346,760	$9,335,756
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641	$15,282	$15,282
Pinedale	15,342	15,342	30,684	30,684
Total Amortization Expense - Deferred Lease Costs	$22,983	$22,983	$45,966	$45,966
ARO Accretion Expense
GIGS	$116,514	$110,993	$228,685	$221,985
Total ARO Accretion Expense	$116,514	$110,993	$228,685	$221,985

The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	June 30, 2020	December 31, 2019
Net Deferred Lease Costs
GIGS	$183,473	$198,755
Pinedale	—	488,981
Total Deferred Lease Costs, net	$183,473	$687,736

LESSEE - LEASED PROPERTIES
The Company's operating subsidiaries currently lease single-use office space with remaining lease terms of approximately two years, some of which may include renewal options. These leases are classified as operating leases and immaterial to the consolidated financial statements. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term.

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
The Company has a contract with Spire that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation. Based on a downward revision of the rate during the Company's long-term natural gas transportation contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Following the November 2018 rate decline, recognized performance obligations exceeded amounts invoiced and the contract liability began to decline at a rate of approximately $138 thousand per quarter and will continue to decline at the same rate through the end of the contract in October 2030. As of June 30, 2020, the revenue allocated to the remaining performance obligation under this contract is approximately $55.4 million.
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of June 30, 2020:

	Contract Liability(1)
	June 30, 2020	December 31, 2019
Beginning Balance January 1	$6,850,790	$6,522,354
Unrecognized Performance Obligations	(10,222)	887,916
Recognized Performance Obligations	(577,470)	(559,480)
Ending Balance	$6,263,098	$6,850,790
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.

The Company's contract asset balance was $33 thousand and $206 thousand as of June 30, 2020 and December 31, 2019, respectively. The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Natural gas transportation contracts	68.0%	57.6%	68.4%	59.5%
Natural gas distribution contracts	27.2%	35.0%	25.0%	34.9%

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

Table of Contents	Glossary of Defined Terms

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
On May 22, 2020, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from June 30, 2021 to November 30, 2024 and (ii) to reduce payments to interest only through December 31, 2020. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 8.5 percent through May 31, 2021. Subsequent to May 31, 2021 interest will accrue at an annual rate of 12.0 percent. Monthly principal payments of approximately $11 thousand will resume on January 1, 2021 and increase annually beginning on June 30, 2021 through the maturity date. As of June 30, 2020 and December 31, 2019, the Compass REIT Loan was valued at $1.2 million.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of June 30, 2020 and December 31, 2019, are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2020	December 31, 2019
Deferred Tax Assets:
Deferred contract revenue	$1,458,883	$1,529,473
Net operating loss carryforwards	6,138,726	5,622,052
Accrued liabilities	—	424,604
Capital loss carryforward	92,418	104,595
Other	6,184	6,184
Sub-total	$7,696,211	$7,686,908
Valuation allowance	(92,418)	(104,595)
Sub-total	$7,603,793	$7,582,313
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(3,264,463)	$(2,953,319)
Other	(44,294)	(35,433)
Sub-total	$(3,308,757)	$(2,988,752)
Total net deferred tax asset	$4,295,036	$4,593,561

As of June 30, 2020, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2015 remain open to examination by federal and state tax authorities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs originating in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Certain of the Company’s TRSs have NOLs totaling approximately $1.2 million that are eligible for carryback under the CARES Act. The benefit of these carrybacks has been recorded as an increase to income taxes receivable and a reduction to deferred tax assets. Certain NOLs which were initially measured at the current corporate income tax rate of 21 percent are being carried back to offset taxable income that was taxed at a pre-Tax Cuts and Jobs Act of 2017 rate of 34 percent. The benefit received from the rate differential is reflected in the income tax provision for the three and six months ended June 30, 2020.
For the year ended December 31, 2019, the Company generated a capital loss carryforward resulting from the liquidation of Lightfoot. The capital loss decreased upon receipt of the final 2019 K-1's in the first quarter of 2020. The amount of the carryforward for tax purposes was approximately $440 thousand and $500 thousand as of June 30, 2020 and December 31, 2019, respectively, and if not utilized, this carryforward will expire as of December 31, 2024. Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand and $105 thousand was recorded equal to the amount of the tax benefit of this carryforward at June 30, 2020 and December 31, 2019, respectively. In the future, if the

Table of Contents	Glossary of Defined Terms

Company concludes, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three and six months ended June 30, 2020 and 2019 to income (loss) from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Application of statutory income tax rate	$(28,876,735)	$2,078,209	$(62,910,824)	$2,984,102
State income taxes, net of federal tax expense	(9,298)	7,538	25,211	523,564
Federal Tax Attributable to Income of Real Estate Investment Trust	28,811,858	(2,025,403)	62,946,202	(2,941,388)
Other	348	2,355	(159,138)	(56,244)
Total income tax expense (benefit)	$(73,827)	$62,699	$(98,549)	$510,034

The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Current tax expense (benefit)
Federal	$(2,431)	$—	$(412,074)	$216,093
State (net of federal tax expense (benefit))	—	—	15,000	137,651
Total current tax expense (benefit)	$(2,431)	$—	$(397,074)	$353,744
Deferred tax expense (benefit)
Federal	$(62,098)	$55,161	$288,314	$(229,623)
State (net of federal tax expense (benefit))	(9,298)	7,538	10,211	385,913
Total deferred tax expense (benefit)	$(71,396)	$62,699	$298,525	$156,290
Total income tax expense (benefit), net	$(73,827)	$62,699	$(98,549)	$510,034

7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	June 30, 2020	December 31, 2019
Land	$605,070	$605,070
Natural gas pipeline	124,759,339	124,614,696
Vehicles and trailers	695,502	671,962
Office equipment and computers	268,559	268,559
Gross property and equipment	$126,328,470	$126,160,287
Less: accumulated depreciation	(20,970,190)	(19,304,610)
Net property and equipment	$105,358,280	$106,855,677

Depreciation expense was $844 thousand and $1.7 million for the three and six months ended June 30, 2020, and $843 thousand and $1.7 million for the three and six months ended June 30, 2019.
8. MANAGEMENT AGREEMENT
The Company pays its manager, Corridor, pursuant to a Management Agreement as described in the 2019 CorEnergy 10-K. During the three months ended March 31,2020, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive all of the $171 thousand incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.
During the three months ended June 30, 2020, the Company did not earn the incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.

Table of Contents	Glossary of Defined Terms

In reviewing the application of the quarterly management fee provisions of the Management Agreement to the net proceeds received from the offering of 5.875% Convertible Notes, which closed on August 12, 2019, the Manager waived any incremental management fee due as of the end of the first and second quarters of 2020 based on such proceeds (other than the cash portion of such proceeds that was utilized in connection with the exchange of the Company’s 7.00% Convertible Notes).
Further, in reviewing the application of the quarterly management fee provisions of the Management Agreement to the sale of the Pinedale LGS, termination of the Pinedale Lease Agreement and settlement of the Amended Pinedale Term Credit Facility, which occurred on June 30, 2020 (collectively, the "Pinedale Transaction"), the Manager and the Company agreed that the incremental management fee attributable to the assets involved in the Pinedale Transaction should be paid for the second quarter of 2020 as such assets were under management for all but the last day of the period.
Fees incurred under the Management Agreement for the three and six months ended June 30, 2020 were $1.6 million and $3.2 million compared to $1.7 million and $3.5 million for the three and six months ended June 30, 2019. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and six months ended June 30, 2020 were $64 thousand and $128 thousand compared to $68 thousand and $136 thousand for the three and six months ended June 30, 2019. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
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

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2020		December 31, 2019
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$113,713,646	$113,713,646	$120,863,643	$120,863,643
Financing notes receivable (Note 5)	Level 3	1,196,338	1,196,338	1,235,000	1,235,000
Financial Liabilities:
Secured credit facilities	Level 2	$—	$—	$33,785,930	$33,785,930
7.00% Unsecured Convertible Senior Notes	Level 1	—	—	2,084,178	2,820,832
5.875% Unsecured Convertible Senior Notes	Level 2	114,679,280	82,141,551	116,239,318	122,508,000
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

Table of Contents	Glossary of Defined Terms

10. DEBT
The following is a summary of the Company's debt facilities and balances as of June 30, 2020 and December 31, 2019:

	Total Commitment or Original Principal	Quarterly Principal Payments		June 30, 2020		December 31, 2019
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	2.91%	$—	4.51%
MoGas Revolver	1,000,000	—	7/28/2022	—	2.91%	—	4.51%
Omega Line of Credit	1,500,000	—	10/30/2020	—	4.16%	—	5.76%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility (1)	41,000,000	882,000	12/29/2022	—	—%	33,944,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	—	7.00%	2,092,000	7.00%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	120,000,000	5.875%
Total Debt				$118,050,000		$156,036,000
Less:
Unamortized deferred financing costs(2)				$426,767		$635,351
Unamortized discount on 7.00% Convertible Senior Notes				—		6,681
Unamortized discount on 5.875% Convertible Senior Notes				2,943,953		3,284,542
Total Debt, net of deferred financing costs				$114,679,280		$152,109,426
Debt due within one year				$—		$5,612,178
(1) The Amended Pinedale Term Credit Facility was settled during the second quarter of 2020 in connection with the sale of the Pinedale LGS asset. Refer to the "Amended Pinedale Term Credit Facility" section below.

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
Effective May 14, 2020, the Company entered into a Limited Consent with the Lenders under the CorEnergy Revolver that is part of the CorEnergy Credit Facility, pursuant to which the Lenders agreed to extend the required date for delivery of the Company's financial statements for the fiscal quarter ended March 31, 2020 to coordinate with the Company's previously announced extension of the filing date for its first quarter Form 10-Q pursuant to applicable SEC relief (which filing and delivery occurred within the permitted extension period). The Limited Consent also documented notice previously provided by the Company to the Agent that certain events of default occurred under the Company’s lease for its GIGS asset, as a result of the tenant under the Grand Isle Lease Agreement having failed to pay the rent due for April and May 2020. The Limited Consent is subject to the Company’s continued compliance with all of the other terms of the CorEnergy Revolver, and includes the Company’s agreement with the Lenders that the borrowing base value of the GIGS asset for purposes of the CorEnergy Revolver shall be zero, effective as of the Company’s March 31, 2020 balance sheet date. The Company also provided written notification to the Lenders of the EGC Tenant's nonpayment of rent in June 2020.
As of June 30, 2020, the Company was in compliance with all covenants of the CorEnergy Credit Facility, and the Company had no borrowings outstanding. The Company had approximately $55.0 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.

Table of Contents	Glossary of Defined Terms

Amended Pinedale Term Credit Facility
On December 29, 2017, Pinedale LP entered into the Amended Pinedale Term Credit Facility with Prudential and a group of lenders affiliated with Prudential as the sole lenders and Prudential serving as administrative agent. Under the terms of the Amended Pinedale Term Credit Facility, Pinedale LP was provided with a 5-year $41.0 million term loan facility, bearing interest at a fixed rate of 6.5 percent, which was scheduled to mature on December 29, 2022. Principal payments of $294 thousand, plus accrued interest, were payable monthly. Outstanding balances under the facility were secured by the Pinedale LGS assets.
As previously discussed in Note 3 ("Leased Properties And Leases"), UPL's bankruptcy filing constituted a default under the terms of the Pinedale Lease Agreement with Pinedale LP. Such default under the Pinedale Lease Agreement was an event of default under the Amended Pinedale Term Credit Facility, which was secured by the Pinedale LGS. Among other things, an event of default could give rise to a Cash Control Period (as defined in the Amended Pinedale Term Credit Facility), which impacted Pinedale LP's ability to make distributions to the Company. During such a Cash Control Period, which was triggered May 14, 2020, by the bankruptcy filing of Ultra Wyoming and its parent guarantor, UPL, distributions by Pinedale LP to the Company were permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations under the Amended Pinedale Term Credit Facility were not accelerated following an Event of Default (as defined in the Amended Pinedale Term Credit Facility).
Effective May 8, 2020, Pinedale LP entered into a Standstill Agreement with Prudential. The Standstill Agreement anticipated Pinedale LP’s notification to Prudential of two Events of Default under the Amended Pinedale Term Credit Facility (the “Specified Events of Default”) as a result of the occurrence of either (i) any bankruptcy filing by UPL or Ultra Wyoming and (ii) any resulting impact on Pinedale LP’s net worth covenant under the Amended Pinedale Term Credit Facility due to any accounting charge of assets of Pinedale LP triggered by any such bankruptcy filing of Ultra Wyoming. Under the Standstill Agreement, Prudential agreed to forbear through September 1, 2020, or the earlier occurrence of a separate Event of Default under the Amended Pinedale Term Credit Facility (the “Standstill Period”) from exercising any rights they may have had to accelerate and declare the outstanding balance under the credit facility immediately due and payable as a result of the occurrence of either of the Specified Events of Default, provided that there were no other Events of Default and Pinedale LP continued to meet its obligations under all of the other terms of the Amended Pinedale Term Credit Facility. The Standstill Agreement also required that Pinedale LP not make any distributions to the Company during the Standstill Period and that interest was to accrue and be payable from the effective date of such agreement at the Default Rate of interest provided for in the Amended Pinedale Term Credit Facility, which increased the effective interest rate to 8.50 percent.
As previously discussed in Note 3 ("Leased Properties And Leases"), Pinedale LP and the Company entered into the Release Agreement with Prudential related to the Amended Pinedale Term Credit Facility, which had an outstanding balance of approximately $32.0 million, net of $132 thousand of deferred debt issuance costs. Pursuant to the Release Agreement, the $18.0 million sale proceeds were provided by Ultra Wyoming directly to Prudential at closing of the Pinedale LGS sale transaction on June 30, 2020. The Company also provided all cash available at Pinedale LP of approximately $3.3 million (including $198 thousand for accrued interest) to Prudential in exchange for (i) the release of all liens on the Pinedale LGS and the other assets of Pinedale LP, (ii) the termination of the Company’s pledge of equity interests of the general partner of Pinedale LP, (iii) the termination and satisfaction in full of the obligations of Pinedale LP under the Amended Pinedale Term Credit Facility and (iv) a general release of any other obligations of Pinedale LP and/or the Company and their respective directors, officers, employees or agents pertaining to the Amended Pinedale Term Credit Facility. The Release Agreement resulted in a gain on extinguishment of debt of approximately $11.0 million for the three and six month ended June 30, 2020.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three and six months ended June 30, 2020 and 2019 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
CorEnergy Credit Facility	$143,635	$143,635	$287,270	$287,271
Amended Pinedale Term Credit Facility	13,205	13,205	26,410	26,411
Total Deferred Debt Cost Amortization Expense (1)(2)	$156,840	$156,840	$313,680	$313,682
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt cost amortization relating to the convertible notes included in the Consolidated Statements of Operations, refer to the Convertible Note Interest Expense table below.

Table of Contents	Glossary of Defined Terms

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
On January 16, 2019, the Company agreed with three holders of its 7.00% Convertible Notes, pursuant to privately negotiated agreements, to exchange $43.8 million face amount of such notes for an aggregate of 837,040 shares of the Company's common stock, par value $0.001 per share, plus aggregate cash consideration of $19.8 million, including $315 thousand of interest expense. The Company's agent and lenders under the CorEnergy Credit Facility provided a consent for the convertible note exchange. The Company recorded a loss on extinguishment of debt of approximately $5.0 million in the Consolidated Statements of Operations for the first quarter of 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $409 thousand and $27 thousand, respectively.
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
Additionally, during the six months ended June 30, 2020, certain holders elected to convert (i) $416 thousand of 7.00% Convertible Notes for approximately 12,605 shares of common stock. On June 12, 2020, the Company paid $1.7 million in aggregate principal and $59 thousand in accrued interest upon maturity of the 7.00% Convertible Notes to extinguish the remaining debt outstanding.
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

Table of Contents	Glossary of Defined Terms

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
On April 29, 2020, the Company repurchased approximately $2.0 million face amount of its 5.875% Convertible Notes for approximately $1.3 million, including $24 thousand of accrued interest. The repurchase resulted in a gain on extinguishment of debt of $576 thousand for the three and six months ended June 30, 2020. Subsequent to the transaction, the Company has $118.1 million aggregate principal amount of 5.875% Convertible Notes outstanding.
Convertible Note Interest Expense
The following is a summary of the impact of convertible notes on interest expense for the three and six months ended June 30, 2020 and 2019:

Convertible Note Interest Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
7.00% Convertible Notes:
Interest Expense	$24,116	$1,226,580	$55,331	$2,633,437
Discount Amortization	3,036	117,139	6,681	250,049
Deferred Debt Issuance Amortization	519	7,650	1,141	16,331
Total 7.00% Convertible Notes	$27,671	$1,351,369	$63,153	$2,899,817

5.875% Convertible Notes:
Interest Expense	$1,742,770	$—	$3,505,270	$—
Discount Amortization	144,345	—	290,325	—
Deferred Debt Issuance Amortization	20,925	—	42,087	—
Total 5.875% Convertible Notes	$1,908,040	$—	$3,837,682	$—
Total Convertible Note Interest Expense	$1,935,711	$1,351,369	$3,900,835	$2,899,817

Including the impact of the convertible debt discount and related deferred debt issuance costs, (i) the effective interest rate on the 7.00% Convertible Notes is approximately 7.9 percent for each of the three and six months ended June 30, 2020 and 7.7 percent for each of the three and six months ended June 30, 2019, respectively and (ii) the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for each of the three and six months ended June 30, 2020.

Table of Contents	Glossary of Defined Terms

Debt Covenant Considerations
In accordance with GAAP, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and conditional and unconditional obligations due over the next twelve months. As discussed in this footnote, the Company was in compliance with its debt covenants under the CorEnergy Credit Facility as of June 30, 2020.
The Company has considered the projected impact of COVID-19 and the significant disruptions and volatility in the global energy markets on the ability of its EGC Tenant to pay rent, which represents a significant portion of the Company's lease revenues and operating cash flows. Based on its analysis of future compliance with its financial covenants, management has determined that the Company may violate certain financial covenants under the CorEnergy Credit Facility within the next twelve months if covenant waivers are not obtained. If the Company were to violate one or more financial covenants, the lenders could declare the Company in default and could accelerate the amounts due under a portion or all of the Company’s outstanding debt. Further, a default under one debt agreement could trigger cross-default provisions within certain of the Company's other debt agreements. While these conditions raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued, management has concluded that such doubt is mitigated by the considerations discussed below, which lead to a conclusion that the Company will continue to be able to fund current obligations as they become due one year from the date of issuance of these financial statements.
The Company is in the process of working with its lenders and believes it will receive waivers with respect to the affected financial covenants before any covenants are violated. However, any waivers would be granted at the sole discretion of the lenders, and there can be no assurance that the Company will be able to obtain such waivers. Additionally, the Company currently has no borrowings or expected future borrowings on its CorEnergy Credit Facility, which mitigates the cross-default provision described above under the Company's 5.875% Convertible Notes. In any event, should negotiations with the Company's lenders concerning additional waivers prove unsuccessful, the Company would have sufficient liquidity to pay fees that would be due in connection with any termination of the CorEnergy Credit Facility, while also continuing to fund current obligations as they become due one year from the date of issuance of these financial statements. As a result, the accompanying unaudited consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern.
11. STOCKHOLDERS' EQUITY
The Company's Board of Directors authorized a securities repurchase program for the Company to buy up to the remaining amount of its 7.00% Convertible Notes prior to maturity on June 15, 2020 and up to $5.0 million of its common stock and 7.375% Series A Preferred Stock, which commenced March 21, 2020. Purchases may be made through the program through August 20, 2020.
PREFERRED STOCK
As of June 30, 2020, the Company has a total of 5,010,814 depository shares outstanding, or approximately 50,108 whole shares of its 7.375% Series A Preferred Stock. On March 30, 2020, the Company repurchased 8,913 depository shares of Series A Preferred Stock for approximately $162 thousand in cash.
See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of June 30, 2020, the Company has 13,651,521 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan. As of June 30, 2020, the Company has issued 22,003 shares of common stock under its dividend reinvestment plan pursuant to the shelf, resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
On November 9, 2018, the Company had a new shelf registration statement declared effective by the SEC replacing the Company's previously filed shelf registration statement, pursuant to which it may publicly offer additional debt or equity securities with an

Table of Contents	Glossary of Defined Terms

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
12. EARNINGS PER SHARE
Basic earnings (loss) per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings (loss) per share data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Notes and the 5.875% Convertible Notes, as applicable, because such impact is antidilutive. The remaining 7.00% Convertible Notes matured during the three months ended June 30, 2020.
Under the if converted method, the 5.875% Convertible Notes would result in an additional 2,361,000 common shares outstanding for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, under the if-converted method, the 7.00% Convertible Notes would have resulted in an additional 2,108,848 common shares outstanding.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income (Loss) attributable to CorEnergy Stockholders	$(137,434,433)	$9,824,926	$(299,476,801)	$13,691,367
Less: preferred dividend requirements	2,309,672	2,313,780	4,570,465	4,627,908
Net Income (Loss) attributable to Common Stockholders	$(139,744,105)	$7,511,146	$(304,047,266)	$9,063,459
Weighted average shares - basic	13,651,521	12,811,171	13,649,907	12,708,626
Basic earnings (loss) per share	$(10.24)	$0.59	$(22.27)	$0.71

Net Income (loss) attributable to Common Stockholders (from above)	$(139,744,105)	$7,511,146	$(304,047,266)	$9,063,459
Add: After tax effect of convertible interest	—	—	—	—
Income (loss) attributable for dilutive securities	$(139,744,105)	$7,511,146	$(304,047,266)	$9,063,459
Weighted average shares - diluted	13,651,521	12,811,171	13,649,907	12,708,626
Diluted earnings (loss) per share	$(10.24)	$0.59	$(22.27)	$0.71

13. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On July 28, 2020 the Company's Board of Directors declared a 2020 second quarter dividend of $0.05 per share for CorEnergy common stock. The dividend is payable on August 31, 2020 to stockholders of record on August 17, 2020. As previously disclosed in the Company's Current Report on Form 8-K filed on July 28, 2020, the Company will pay this quarter's common stock dividend entirely in cash.
Preferred Stock Dividend Declaration
On July 28, 2020, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend is payable on August 31, 2020 to stockholders of record on August 17, 2020.

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
RECENT DEVELOPMENTS
The COVID-19 pandemic-related reduction in energy demand and the uncertainty of production from OPEC members, US producers and other international suppliers caused significant disruptions and volatility in the global oil marketplace during the first and second quarters of 2020, which have adversely affected our tenants. In response to COVID-19, governments around the world have implemented increasingly stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures have adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by our pipelines, terminals and other facilities. There is significant uncertainty regarding how long these conditions will persist and the impact of the virus on the energy industry and potential impacts to our business. For further discussion, see Part II, Item 1A, "Risk Factors."
Events as described above resulted in decreases of current and expected long-term crude oil prices along with significant reductions to the market capitalization and bankruptcy filings of many oil and gas producing companies, including our tenants. Our tenant under the Grand Isle Lease Agreement was impacted by these economic events and ceased paying rent starting on April 1 and continuing into August of 2020. These events triggered our review of the carrying value of our long-lived GIGS asset as of March 31, 2020. Our evaluation resulted in the recognition of a $140.3 million impairment for our GIGS asset and a $30.1 million non-cash write-off of the deferred rent receivable for the Grand Isle Lease Agreement.
As a result of the bankruptcy filing of UPL and Ultra Wyoming, the guarantor and tenant (respectively) of the Pinedale Lease Agreement, the tenant's motion to reject the lease effective June 30, 2020 and the sale of the Pinedale LGS to Ultra Wyoming for $18.0 million on June 30, 2020, we recognized a loss from the Pinedale Transaction of approximately $136.0 million, net of a gain on extinguishment of related debt, for the three and six months ended June 30, 2020. For a further discussion of these matters, see Part I, Item 1, Note 3 ("Leased Properties And Leases"). The events and conditions surrounding COVID-19, volatility in the global energy markets, the nonpayment of rent by our EGC Tenant and the sale of the Pinedale LGS to Ultra Wyoming have impacted and are expected to continue to adversely impact our lease revenue and operating cash flows. Refer to "Dividends" and "Liquidity and Capital Resources" for further discussion.
BUSINESS OBJECTIVE
The Recent Developments affecting our assets have adversely impacted CorEnergy’s objective of providing a stable dividend with potential for long term growth. However, we are actively evaluating opportunities to deploy our cash into new dividend-generating assets. CorEnergy’s Private Letter Ruling ("PLR") discussed below enables us to invest in a broader set of revenue contracts within our REIT structure, including the opportunity to not only own but also operate infrastructure assets. Our decision to pay cash dividends based upon rents received and progress on potential acquisitions will continue to be reviewed quarterly. We expect to manage our liquidity carefully in light of our balance sheet obligations.
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
On November 16, 2018, the IRS issued the second requested PLR to CorEnergy. The PLR provides to us assurance that fees we may receive for the usage of storage and pipeline capacity on assets we may own will qualify as rents from real property for purposes of our qualification as a REIT. As a result, the PLR grants us the opportunity to own and operate certain infrastructure assets under conditions set forth in the PLR. We can consider, and are considering, a broader set of investment opportunities than was available to us prior to issuance of the PLR. For example, prior to the PLR, we could own the Portland Terminal Facility, a petroleum products terminal that we previously leased to Zenith Terminals, but we were not then assured that we could operate such an asset and treat the revenues as rents from real property for purposes of the REIT income test. As a result of the PLR, we can now acquire and operate a storage terminal facility such as the Portland Terminal Facility.
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
We believe these characteristics align CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and contracts with predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector. Nonetheless, the Recent Developments discussed above demonstrate that while tenant-specific risks can be mitigated, they can not be eliminated by our lease revenue model.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of June 30, 2020, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Table of Contents	Glossary of Defined Terms

RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three and six months ended June 30, 2020 and 2019. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2019, is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue
Lease revenue	$5,554,368	$16,635,876	$21,300,872	$33,353,586
Deferred rent receivable write-off	—	—	(30,105,820)	—
Transportation and distribution revenue	4,382,706	4,868,144	9,583,206	9,739,726
Financing revenue	29,913	27,989	56,220	61,529
Total Revenue	9,966,987	21,532,009	834,478	43,154,841
Expenses
Transportation and distribution expenses	1,222,135	1,246,755	2,597,364	2,749,898
General and administrative	4,325,924	2,739,855	7,402,067	5,610,262
Depreciation, amortization and ARO accretion expense	3,662,926	5,645,250	9,309,993	11,290,346
Loss on impairment of leased property	—	—	140,268,379	—
Loss on impairment and disposal of leased property	146,537,547	—	146,537,547	—
Loss on termination of lease	458,297	—	458,297	—
Total Expenses	156,206,829	9,631,860	306,573,647	19,650,506
Operating Income (Loss)	$(146,239,842)	$11,900,149	$(305,739,169)	$23,504,335
Other Income (Expense)
Net distributions and other income	$102,038	$285,259	$419,858	$541,874
Interest expense	(2,920,424)	(2,297,783)	(5,806,007)	(4,805,077)
Gain (loss) on extinguishment of debt	11,549,968	—	11,549,968	(5,039,731)
Total Other Income (Expense)	8,731,582	(2,012,524)	6,163,819	(9,302,934)
Income (Loss) before income taxes	(137,508,260)	9,887,625	(299,575,350)	14,201,401
Income tax expense (benefit), net	(73,827)	62,699	(98,549)	510,034
Net Income (Loss) attributable to CorEnergy Stockholders	(137,434,433)	9,824,926	(299,476,801)	13,691,367
Preferred dividend requirements	2,309,672	2,313,780	4,570,465	4,627,908
Net Income (Loss) attributable to Common Stockholders	$(139,744,105)	$7,511,146	$(304,047,266)	$9,063,459

Other Financial Data (1)
Adjusted EBITDAre	$4,520,966	$17,830,658	$21,360,725	$35,336,555
NAREIT FFO	10,775,168	13,022,420	(7,747,701)	20,085,854
FFO	10,775,168	13,029,332	(7,897,286)	20,244,559
AFFO	(291,172)	13,589,336	11,837,157	26,626,213
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Revenue. Consolidated revenues were $10.0 million for the three months ended June 30, 2020 compared to $21.5 million for the three months ended June 30, 2019, representing a decrease of $11.6 million. Lease revenue was $5.6 million for the three months ended June 30, 2020 compared to $16.6 million for the three months ended June 30, 2019, resulting in a decrease of approximately $11.1 million from the prior-year period. The decrease in lease revenue was primarily driven by (i) the non-payment of rent due for the GIGS asset ($10.2 million) and (ii) the decrease in participating rent at Pinedale ($1.0 million). Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the nonpayment of rent by the EGC Tenant.
Transportation and distribution revenue from our subsidiaries MoGas and Omega was $4.4 million and $4.9 million for the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $485 thousand. The decrease was primarily driven by the FERC rate case settlement between MoGas and FERC, which was approved in August of 2019. The Company recorded

Table of Contents	Glossary of Defined Terms

the final refund liability adjustment upon settlement in the third quarter of 2019; therefore, the revenue recognized for the three months ended June 30, 2020 is at the final settlement rates.
Transportation and Distribution Expenses. Transportation and distribution expenses remained relatively consistent at $1.2 million for the three months ended June 30, 2020 and 2019.
General and Administrative Expenses. General and administrative expenses were $4.3 million for the three months ended June 30, 2020 compared to $2.7 million for the three months ended June 30, 2019. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	June 30, 2020	June 30, 2019
Management fees	$1,597,742	$1,723,238
Acquisition and professional fees	2,335,296	593,170
Other expenses	392,886	423,447
Total	$4,325,924	$2,739,855
Management fees are directly proportional to our asset base. For the three months ended June 30, 2020, management fees decreased $125 thousand compared to the prior-year period due to (i) a management fee waiver in the current period to exclude the net proceeds from the 5.875% Convertible Notes offering in August of 2019 (other than the cash portion of such proceeds utilized in connection with the exchange of the Company’s 7.00% Convertible Notes) and (ii) a decrease in the incentive fee, which was not earned in the current period. The management fee waiver to exclude the net proceeds from the 5.875% Convertible Notes offering in August of 2019 waived approximately $247 thousand of the management fee for the three months ended June 30, 2020. In connection with the management fee waiver for the three months ended June 30, 2020, we also agreed with the Manager that the incremental management fees paid for the quarter would include approximately $592 thousand for the assets involved in the Pinedale Transaction, which were under management for all but the last day of the period. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended June 30, 2020 increased $1.7 million from the prior-year period, primarily as a result of increased professional fees. The increase in professional fees was attributable to (i) higher legal and consulting costs in the current-year period related to the ongoing litigation with EGC/Cox Oil and the valuation of the GIGS asset and (ii) higher legal and consulting costs related to the UPL bankruptcy and the ultimate sale of our Pinedale LGS asset to Ultra Wyoming. Asset acquisition expenses remained relatively consistent period over period. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $3.7 million and $5.6 million for the three months ended June 30, 2020 and 2019, respectively. This decrease was primarily related to depreciation expense, which decreased approximately $2.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in depreciation expense was driven by (i) the impairment of the GIGS asset during the first quarter of 2020 which resulted in a reduced carrying value and a decrease in the remaining useful life of the GIGS asset beginning in the second quarter of 2020 and (ii) a partial quarter of depreciation for the Pinedale LGS as a result of impairment indicators triggered by the negotiation and closing of the sale of the asset to Ultra Wyoming.
Loss on Impairment and Disposal of Leased Property. For the three months ended June 30, 2020, we recognized a $146.5 million loss on impairment and disposal of leased property related to our Pinedale LGS asset. The impairment and sale of the Pinedale LGS was triggered by the bankruptcy of the Pinedale LGS tenant, Ultra Wyoming, during the second quarter of 2020. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the impairment and sale of the Pinedale LGS asset.
Loss on Termination of Lease. For the three months ended June 30, 2020, we recognized a $458 thousand loss on termination of lease related to the sale of our Pinedale LGS asset during the second quarter of 2020, which resulted in the termination of the Pinedale Lease Agreement. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the sale of the Pinedale LGS asset and lease termination.
Net Distributions and Other Income. Net distributions and other income was $102 thousand for the three months ended June 30, 2020 compared to $285 thousand for the three months ended June 30, 2019. This decrease was primarily related to interest income, which decreased approximately $150 thousand from the prior-year period due to declining interest rates during the three months ended June 30, 2020.

Table of Contents	Glossary of Defined Terms

Interest Expense. For the three months ended June 30, 2020 and 2019, interest expense totaled approximately $2.9 million and $2.3 million, respectively. The increase of $623 thousand was primarily attributable to additional interest expense incurred as a result of the 5.875% Convertible Notes Offering in August of 2019, partially offset by lower interest expense due to the exchanges completed during the first and third quarters of 2019 and maturity of the remaining outstanding 7.00% Convertible Notes during the second quarter of 2020. For additional information, see Part I, Item 1, Note 10 ("Debt").
Gain on Extinguishment of Debt. For the three months ended June 30, 2020, a gain on extinguishment of debt of $11.5 million was recognized for (i) the release agreement entered into with Prudential for the Amended Pinedale Term Credit Facility in connection with the sale of the Pinedale LGS on June 30, 2020 ($11.0 million) and (ii) the repurchase of the 5.875% Convertible Notes completed in April of 2020 ($576 thousand). For additional information, see Part I, Item 1, Note 10 ("Debt"). There was no gain on extinguishment of debt recorded for the three months ended June 30, 2019.
Income Tax Expense (Benefit). Income tax benefit was $74 thousand for the three months ended June 30, 2020, as compared to income tax expense of $63 thousand for the three months ended June 30, 2019. The income tax benefit in the current year period is primarily the result of an increase in net operating loss carryforwards partially offset by certain fixed asset, deferred contract revenue and refund liability settlement activities. The income tax expense recorded in the prior-year period was primarily the result of the utilization of net operating losses at certain of our TRS entities.
Net Income (Loss). Net income (loss) attributable to CorEnergy stockholders was $(137.4) million and $9.8 million for the three months ended June 30, 2020 and 2019, respectively. After deducting $2.3 million for the portion of preferred dividends that are allocable to both respective periods, net income (loss) attributable to common stockholders for the three months ended June 30, 2020 was $(139.7) million, or $(10.24) per basic and diluted common share as compared to $7.5 million, or $0.59 per basic and diluted common share for the prior-year period.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenue. Consolidated revenues were $834 thousand for the six months ended June 30, 2020 compared to $43.2 million for the six months ended June 30, 2019. Lease revenue was $21.3 million and was fully offset by the non-cash write-off of the deferred rent receivable of $30.1 million related to the Grand Isle Lease Agreement, resulting in a loss of $8.8 million for the six months ended June 30, 2020. Lease revenue was $33.4 million for the six months ended June 30, 2019, resulting in a decrease of approximately $42.2 million from the prior-year period. This decrease in lease revenue was driven primarily by (i) the non-cash write-off of the deferred rent receivable ($30.1 million), which was determined to be no longer probable of collection in the first quarter of 2020, (ii) the non-payment of rent due for the GIGS asset in the second quarter of 2020 ($10.2 million) and (iii) the decrease in participating rent at Pinedale ($2.1 million). Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the impairment of the deferred rent receivable and nonpayment of rent by the EGC Tenant.
Transportation and distribution revenue from our subsidiaries MoGas and Omega remained relatively consistent at $9.6 million and $9.7 million for the six months ended June 30, 2020 and 2019, respectively, representing a decrease of approximately $157 thousand. The decrease was primarily driven by the FERC rate case settlement between MoGas and FERC which was approved in August of 2019. The Company recorded the final refund liability adjustment upon settlement in the third quarter of 2019; therefore, the revenue recognized for the six months ended June 30, 2020 is at the final settlement rates. This decrease was partially offset by increased system maintenance revenue at Omega.
Transportation and Distribution Expenses. Transportation and distribution expenses remained relatively consistent at $2.6 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively, representing a decrease of approximately $153 thousand. The decrease relates primarily to lower legal, consulting and maintenance costs at MoGas, partially offset by higher system maintenance expense at Omega.
General and Administrative Expenses. General and administrative expenses were $7.4 million for the six months ended June 30, 2020 compared to $5.6 million for the six months ended June 30, 2019. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Management fees	$3,207,264	$3,531,739
Acquisition and professional fees	3,487,231	1,284,442
Other expenses	707,572	794,081
Total	$7,402,067	$5,610,262

Table of Contents	Glossary of Defined Terms

Management fees are directly proportional to our asset base. For the six months ended June 30, 2020, management fees decreased $324 thousand compared to the prior-year period due to (i) a full waiver of the incentive fee for the first quarter of 2020, (ii) no incentive fee earned for the second quarter of 2020 and (iii) a management fee waiver in the current-year period to exclude the net proceeds from the 5.875% Convertible Notes offering in August of 2019 (other than the cash portion of such proceeds utilized in connection with the exchange of the Company’s 7.00% Convertible Notes). The management fee waiver to exclude the net proceeds from the 5.875% Convertible Notes offering in August of 2019 waived approximately $502 thousand of the management fee for the six months ended June 30, 2020. In connection with the management fee waivers covering the six months ended June 30, 2020, we also agreed with the Manager that the incremental management fees paid for the second quarter would include approximately $592 thousand for the assets involved in the Pinedale Transaction, which were under management for all but the last day of the period. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the six months ended June 30, 2020 increased $2.2 million from the prior-year period primarily as a result of professional fees, which increased approximately $2.1 million during the current-year period. The increase in professional fees was attributable to (i) higher legal and consulting costs in the current-year period related to the ongoing litigation with EGC/Cox Oil and valuation of the GIGS asset and (ii) higher legal and consulting costs related to the UPL bankruptcy and the ultimate sale of our Pinedale LGS asset to Ultra Wyoming. Asset acquisition expenses increased approximately $56 thousand due to acquisition opportunities which had advanced into various stages of due diligence, but which have not ultimately resulted in a transaction. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $9.3 million for the six months ended June 30, 2020 compared to $11.3 million for the six months ended June 30, 2019. This decrease was primarily related to depreciation expense, which decreased approximately $2.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in depreciation expense was driven by (i) the impairment of the GIGS asset during the first quarter of 2020 which resulted in a reduced carrying value and a decrease in the remaining useful life of the GIGS asset beginning in the second quarter of 2020 and (ii) a partial quarter of depreciation for the Pinedale LGS in the second quarter of 2020 as a result of impairment indicators triggered by the negotiation and closing of the sale of the asset to Ultra Wyoming.
Loss on Impairment of Leased Property. For the six months ended June 30, 2020, we recognized a $140.3 million loss on impairment of leased property related to our GIGS asset. The impairment analysis was triggered by the impacts of the COVID-19 pandemic and significant decline in the global energy markets, which adversely impacted the EGC Tenant under the Grand Isle Lease Agreement. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the impairment, including the valuation methodology used to determine the fair value of the GIGS asset.
Loss on Impairment and Disposal of Leased Property. For the six months ended June 30, 2020, we recognized a $146.5 million loss on impairment and disposal of leased property related to our Pinedale LGS asset. The impairment and sale of the Pinedale LGS was triggered by the bankruptcy of the Pinedale LGS tenant, Ultra Wyoming, during the second quarter of 2020. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the impairment and sale of the Pinedale LGS asset.
Loss on Termination of Lease. For the six months ended June 30, 2020, we recognized a $458 thousand loss on termination of lease related to the sale of our Pinedale LGS asset during the second quarter of 2020, which resulted in the termination of the Pinedale Lease Agreement. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the sale of the Pinedale LGS asset and lease termination.
Net Distributions and Other Income. Net distributions and other income for the six months ended June 30, 2020 was $420 thousand compared to $542 thousand for the six months ended June 30, 2019. The decrease was primarily related to interest income, which decreased approximately $89 thousand from the prior-year period due to declining interest rates during the six months ended June 30, 2020.
Interest Expense. For the six months ended June 30, 2020 and 2019, interest expense totaled approximately $5.8 million and $4.8 million, respectively. The increase of $1.0 million was primarily attributable to additional interest expense incurred as a result of the 5.875% Convertible Notes Offering in August of 2019, partially offset by lower interest expense due to the exchanges completed during the first and third quarters of 2019 and maturity of the remaining outstanding 7.00% Convertible Notes during the second quarter of 2020. For additional information, see Part I, Item 1, Note 10 ("Debt").

Table of Contents	Glossary of Defined Terms

Gain (Loss) on Extinguishment of Debt. For the six months ended June 30, 2020, a gain on extinguishment of debt of $11.5 million was recognized for (i) the release agreement entered into with Prudential for the Amended Pinedale Term Credit Facility in connection with the sale of the Pinedale LGS on June 30, 2020 ($11.0 million) and (ii) the repurchase of the 5.875% Convertible Notes completed in April of 2020 ($576 thousand). For the six months ended June 30, 2019, a loss on extinguishment of debt totaling approximately $5.0 million was recorded in connection with the 7.00% Convertible Note exchange entered into on January 16, 2019. For additional information, see Part I, Item 1, Note 10 ("Debt").
Income Tax Expense (Benefit). Income tax benefit was $99 thousand for six months ended June 30, 2020, as compared to $510 thousand of income tax expense for the six months ended June 30, 2019. The income tax benefit in the current year period is primarily the result of net operating loss carrybacks allowed under the CARES Act enacted in March of 2020 and net operating loss carryforwards generated at certain of our TRS entities, partially offset by certain fixed asset, deferred contract revenue and refund liability settlement activities. The income tax expense recorded in the prior-year period was primarily the result of (i) a change in our state effective rate due to changes in state law and state operations by certain of our TRS entities and (ii) utilization of net operating losses at certain of our TRS entities.
Net Income (Loss). Net income (loss) attributable to CorEnergy stockholders was $(299.5) million and $13.7 million for the six months ended June 30, 2020 and 2019, respectively. After deducting $4.6 million for the portion of preferred dividends that are allocable to both respective periods, net income (loss) attributable to common stockholders for the six months ended June 30, 2020 was $(304.0) million, or $(22.27) per basic and diluted common share compared to $9.1 million, or $0.71 per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Stockholders per Share
As of June 30, 2020, our common equity decreased by approximately $314.5 million to $36.7 million from $351.2 million as of December 31, 2019. This decrease principally consists of: (i) the net loss attributable to CorEnergy common stockholders of approximately $304.0 million, which was driven by the impairment of leased property for the Grand Isle Gathering System ($140.3 million), the impairment and disposal of leased property related to the Pinedale LGS ($146.5 million) and the deferred rent receivable write-off for the Grand Isle Lease Agreement ($30.1 million), partially offset by gains on extinguishment of debt ($11.5 million) and (ii) dividends paid to our common stockholders of approximately $10.9 million, partially offset by (iii) $419 thousand of common stock issued pursuant to conversions of the 7.00% Convertible Notes. The decrease in the book value per common share as of June 30, 2020 was driven by accounting events calculated in accordance with U.S. GAAP.

Book Value Per Common Share
Analysis of Equity	June 30, 2020	December 31, 2019
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 and $125,493,175 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,108 and 50,197 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	$125,270,350	$125,493,175
Capital stock, non-convertible, $0.001 par value; 13,651,521 and 13,638,916 shares issued and outstanding at June 30, 2020 and December 31, 2019 (100,000,000 shares authorized)	13,652	13,639
Additional paid-in capital	345,726,877	360,844,497
Accumulated retained deficit	(309,035,777)	(9,611,872)
Total CorEnergy Stockholders' Equity	$161,975,102	$476,739,439
Subtract: 7.375% Series A Preferred Stock	(125,270,350)	(125,493,175)
Total CorEnergy Common Equity	$36,704,752	$351,246,264
Common shares outstanding	13,651,521	13,638,916
Book Value per Common Share	$2.69	$25.75
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

Table of Contents	Glossary of Defined Terms

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
The following table presents a reconciliation of Income (Loss) Attributable to Common Stockholders, as reported in the Consolidated Statements of Operations to EBITDAre and Adjusted EBITDAre:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income (Loss) Attributable to Common Stockholders	$(139,744,105)	$7,511,146	$(304,047,266)	$9,063,459
Add:
Interest expense, net	2,920,424	2,297,783	5,806,007	4,805,077
Depreciation, amortization, and ARO accretion	3,662,926	5,645,250	9,309,993	11,290,346
Loss on impairment of leased property	—	—	140,268,379	—
Loss on impairment and disposal of leased property	146,537,547	—	146,537,547	—
Loss on termination of lease	458,297	—	458,297	—
Less:
Income tax (expense) benefit	73,827	(62,699)	98,549	(510,034)
EBITDAre	$13,761,262	$15,516,878	$(1,765,592)	$25,668,916
Add:
Deferred rent receivable write-off	—	—	30,105,820	—
(Gain) loss on extinguishment of debt	(11,549,968)	—	(11,549,968)	5,039,731
Preferred dividend requirements	2,309,672	2,313,780	4,570,465	4,627,908
Adjusted EBITDAre	$4,520,966	$17,830,658	$21,360,725	$35,336,555
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

Table of Contents	Glossary of Defined Terms

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
We calculate NAREIT FFO in accordance with standards established over time by the Board of Governors of the National Association of Real Estate Investment Trusts, as restated and approved in a December 2018 White Paper and FFO Adjusted for Securities Investment as NAREIT FFO with additional adjustments described above due to our legacy investments. This may differ from the methodology for calculating FFO utilized by other REITs and, accordingly may not be comparable to such other REITs. NAREIT FFO and FFO Adjusted for Securities Investments do not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations, or other commitments and uncertainties. NAREIT FFO and FFO Adjusted for Securities Investments, as we have historically reported, should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance, or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
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
For completeness, the following table sets forth a reconciliation of our net income (loss) as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three and six months ended June 30, 2020 and 2019. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus deferred rent receivable write-off, (gain) loss on extinguishment of debt, provision for loan (gain) loss, net of tax, transaction costs, amortization of debt issuance costs, amortization of deferred lease costs, accretion of asset retirement obligation, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), income tax (expense) benefit unrelated to securities investments, amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income (loss) attributable to CorEnergy Stockholders	$(137,434,433)	$9,824,926	$(299,476,801)	$13,691,367
Less:
Preferred Dividend Requirements	2,309,672	2,313,780	4,570,465	4,627,908
Net Income (loss) attributable to Common Stockholders	$(139,744,105)	$7,511,146	$(304,047,266)	$9,063,459
Add:
Depreciation	3,523,429	5,511,274	9,035,342	11,022,395
Loss on impairment of leased property	—	—	140,268,379	—
Loss on impairment and disposal of leased property	146,537,547	—	146,537,547	—
Loss on termination of lease	458,297	—	458,297	—
NAREIT funds from operations (NAREIT FFO)	$10,775,168	$13,022,420	$(7,747,701)	$20,085,854
Less:
Income tax (expense) benefit from investment securities	—	(6,912)	149,585	(158,705)
Funds from operations adjusted for securities investments (FFO)	$10,775,168	$13,029,332	$(7,897,286)	$20,244,559
Add:
Deferred rent receivable write-off	—	—	30,105,820	—
(Gain) loss on extinguishment of debt	(11,549,968)	—	(11,549,968)	5,039,731
Transaction costs	92,293	88,611	198,990	142,581
Amortization of debt issuance costs	325,665	281,630	653,914	580,062
Amortization of deferred lease costs	22,983	22,983	45,966	45,966
Accretion of asset retirement obligation	116,514	110,993	228,685	221,985
Income tax expense (benefit)	(73,827)	55,787	51,036	351,329
Adjusted funds from operations (AFFO)	$(291,172)	$13,589,336	$11,837,157	$26,626,213

Weighted Average Shares of Common Stock Outstanding:
Basic	13,651,521	12,811,171	13,649,907	12,708,626
Diluted	13,651,521	14,934,886	13,649,907	14,988,429
NAREIT FFO attributable to Common Stockholders
Basic	$0.79	$1.02	$(0.57)	$1.58
Diluted (1)	$0.79	$0.96	$(0.57)	$1.53
FFO attributable to Common Stockholders
Basic	$0.79	$1.02	$(0.58)	$1.59
Diluted (1)	$0.79	$0.96	$(0.58)	$1.54
AFFO attributable to Common Stockholders
Basic	$(0.02)	$1.06	$0.87	$2.10
Diluted (2)	$(0.02)	$0.99	$0.87	$1.95
(1) For the three and six months ended June 30, 2019, diluted per share calculations include dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 10 ("Debt") for additional details.

(2) For the three and six months ended June 30, 2019, diluted per share calculations include a dilutive adjustment for convertible note interest expense. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 10 ("Debt") for additional details.

DIVIDENDS
Our portfolio of real property assets and promissory notes generates cash flow from which we pay distributions to stockholders. For the period ended June 30, 2020, the primary sources of our stockholder distributions include lease revenue, excluding the $30.1 million non-cash write-off of the deferred rent receivable related to the Grand Isle Lease Agreement, and transportation and distribution revenue from MoGas and Omega. Deterioration in the cash flows generated by any of these sources would impact our ability to fund distributions to stockholders.
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

Table of Contents	Glossary of Defined Terms

EGC Tenant elects to continue to not pay rent contractually due per the terms of the Grand Isle Lease Agreement, our lease revenue cash flows will be reduced by $12.1 million during each of the third and fourth quarters of 2020. Additionally, the impairment of the Grand Isle Gathering System discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases") established a new fair value for the GIGS asset as of March 31, 2020, which will be depreciated over a shorter useful life beginning in the second quarter of 2020. Depreciation expense for the remainder of 2020 is expected to be $1.2 million per quarter for the GIGS asset.
As discussed elsewhere in this Report, we sold the Pinedale LGS to Ultra Wyoming, which terminated the Pinedale Lease Agreement on June 30, 2020. As a result, our cash flows from lease revenue for the Pinedale Lease Agreement will be reduced by $5.5 million for each of the third and fourth quarters of 2020. The base Pinedale lease revenue represented approximately $22.0 million of our annual lease revenue. Depreciation and amortization expense related to the Pinedale LGS prior to the second quarter of 2020 was approximately $2.2 million quarterly or approximately $8.9 million annually.
Based on our asset base prior to the events and conditions described above, we targeted a ratio of AFFO to dividends of 1.5 times. We believe that this level of coverage provided a prudent reserve level to achieve dividend stability and growth over the long term. For the period ended June 30, 2020, we realized a negative ratio of AFFO to dividends of (0.43) times, which is significantly below our target ratio. The significant decrease in our AFFO coverage ratio is due to the loss of revenue from our GIGS asset due to the EGC Tenant's nonpayment of rent and increased general and administrative costs for the matters discussed in this Report related to the GIGS and Pinedale LGS assets. We expect our AFFO coverage ratio in subsequent quarters to be adversely impacted until we can recover rent contractually due from the EGC Tenant under the Grand Isle Lease Agreement or engage in additional asset acquisitions to enhance our revenue generating asset base. The Board of Directors will continue to evaluate our dividend payments on a quarterly basis. There is no assurance that we will continue to make regular dividend payments at current levels.
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
On July 28, 2020, our Board of Directors declared dividends of $0.05 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock payable on August 31, 2020. As previously disclosed in our Current Report on Form 8-K filed on July 28, 2020, we will pay this quarter's common stock dividend entirely in cash.
MAJOR TENANTS
As of June 30, 2020, we had one significant lease following the sale of the Pinedale LGS and termination of Pinedale Lease Agreement on June 30, 2020. For additional information concerning the remaining lease and the sale of the Pinedale LGS and termination of the Pinedale Lease Agreement, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2019, and to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio (excluding the Pinedale LGS) that occurred during and subsequent to the period ended June 30, 2020. For additional information concerning the sale of the Pinedale LGS effective June 30, 2020, refer to the disclosure under the heading "Impairment and Sale of the Pinedale Liquids Gathering System" in Part I, Item 1, Note 3 ("Leased Properties And Leases") in this Report.

Table of Contents	Glossary of Defined Terms

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
On April 1, 2020, the EGC Tenant elected to cease paying rent due. The EGC Tenant is contractually obligated to pay rent and rent continues to accrue whether or not oil is being shipped. Following EGC Tenant's failure to pay rent due for April of 2020, and following discussions with Cox Oil management concerning its various operations, we sent EGC Tenant and EGC a notice of non-payment. After the required two-day cure period, a default occurred under the Grand Isle Lease Agreement. The EGC Tenant also failed to make required rent payments for May, June, July and August of 2020.
We are engaged in a number of legal matters with EGC and the EGC Tenant regarding the Grand Isle Lease Agreement, including the nonpayment of rent and EGC's attempt to set aside the guarantee obligations of EGC under the lease. We intend to enforce our rights under the lease, including previously disclosed efforts to enforce the reporting requirements in the lease, and expect to be able to enforce the guaranty. For additional information, please refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Part II, Item 1, Legal Proceedings, in this Report.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of June 30, 2020:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
5.875% Convertible Debt	$118,050,000	$—	$—	$—	$118,050,000
Interest payments on 5.875% Convertible Debt		6,935,438	13,870,875	13,870,875	3,467,719
Totals		$6,935,438	$13,870,875	$13,870,875	$121,517,719
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2020, we had liquidity of approximately $168.7 million comprised of cash of $113.7 million plus revolver availability of $55.0 million. As discussed under the "CorEnergy Credit Facility" below, revolver availability excluded any borrowing base value from our GIGS asset, and there were no borrowings outstanding as of June 30, 2020. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. As discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases"), our tenant of the GIGS asset, EGC Tenant, a wholly owned indirect subsidiary of Cox Oil, elected to cease paying rent due for the second quarter of 2020 and to date in the third quarter of 2020, which significantly impacts our cash flows from operations. Additionally, we closed on the sale of the Pinedale LGS on June 30, 2020, and the Pinedale Lease Agreement was terminated. The resulting loss of rent from the Pinedale Lease Agreement significantly impacts our future cash flows from operations.
While our cash flows from operations have been or will be adversely impacted by the events and conditions described above, management expects that our current cash liquidity will be sufficient to fund future operating requirements during this period of uncertainty. As discussed in Part I, Item 1, Note 10 ("Debt"), based on our analysis of future compliance with our financial covenants, management has determined that we may violate certain financial covenants under our CorEnergy Credit Facility within the next twelve months if covenant waivers are not obtained. If we were to violate one or more financial covenants, the lenders could declare us in default and could accelerate the amounts due under a portion or all of our outstanding debt. Further, a default under one debt agreement could trigger cross-default provisions within certain of our other debt agreements. While these conditions raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued, management has concluded that such doubt is mitigated by the considerations discussed below, which lead to a conclusion that we will continue to be able to fund current obligations as they become due one year from the date of issuance of the financial statements included in this Report.
We are in the process of working with our lenders and believe we will receive waivers with respect to the affected financial covenants before any covenants are violated. However, any waivers would be granted at the sole discretion of the lenders, and there can be no assurance that we will be able to obtain such waivers. Additionally, we currently have no borrowings or expected future borrowings on our CorEnergy Credit Facility, which mitigates the cross-default provision under our 5.875% Convertible Notes described in Part I, Item 1, Note 10 ("Debt"). As discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases"), we sold the Pinedale LGS to Ultra Wyoming on June 30, 2020, with all cash related to the sale, along with cash available at Pinedale LP on the closing date, going to Prudential to satisfy the Amended Pinedale Term Credit Facility. The settlement of the Amended Pinedale Term Credit Facility eliminated certain default and cross-default considerations. Management believes these measures, as we continue to implement them, may enable us to comply with the financial covenants under our CorEnergy Credit Facility. In any event, should negotiations with our lenders concerning additional waivers prove unsuccessful, based on management’s current projections, we would have sufficient liquidity to pay fees that would be due in connection with any termination of the CorEnergy Credit Facility, while also continuing to fund current obligations as they become due one year from the date of issuance of these financial statements.
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

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
	(Unaudited)
Net cash provided by (used in):
Operating activities	$16,421,801	$29,315,523
Investing activities	(34,311)	4,973,447
Financing activities	(23,537,487)	(44,768,716)
Net change in cash and cash equivalents	$(7,149,997)	$(10,479,746)
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the six months ended June 30, 2020 were primarily attributable to (i) lease receipts of $21.1 million ($21.3 million lease revenue, plus $245 thousand of variable rent recognized in the prior year and collected in the current year period, offset by $493 thousand of straight-line rent accrued during the current year period, which was written-off at the end of the first quarter of 2020 in conjunction with the impairment of the deferred rent receivable), (ii) $6.7 million in net contributions from our operating subsidiaries MoGas and Omega and (iii) a $1.2 million decrease in accounts and other receivables during the period, partially offset by (iii) $7.4 million in general and administrative expenses and (iv) $5.4 million in cash paid for interest.
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
Cash Flows from Investing Activities
There were no significant cash investing activities for the six months ended June 30, 2020.
Net cash flows provided by investing activities for the six months ended June 30, 2019 were primarily attributed to a $5.0 million payment received on January 7, 2019 related to the promissory note entered into as a part of the Portland Terminal Facility sale.
Cash Flows from Financing Activities
Net cash flows used in financing activities for the six months ended June 30, 2020 were primarily attributable to (i) common and preferred dividends paid of $10.9 million and $4.6 million, respectively, (ii) cash paid for the settlement of the Amended Pinedale Term Credit Facility of $3.1 million, (iii) principal payments of $1.8 million on our secured credit facilities, (iv) cash paid for the maturity of the 7.00% Convertible Notes of $1.7 million and (v) cash paid for the extinguishment of the 5.875% Convertible Notes of $1.3 million.
Net cash flows used in financing activities for the six months ended June 30, 2019 were primarily attributable to (i) cash paid for the extinguishment of Convertible Notes of $19.5 million, (ii) common and preferred dividends paid of $18.8 million and $4.6 million, respectively and (iii) principal payments of $1.8 million on our secured credit facilities.
Revolving and Term Credit Facilities
CorEnergy Credit Facility
On July 28, 2017, we entered into an amended and restated CorEnergy Credit Facility with Regions Bank, as lender and administrative agent for other participating lenders (collectively, with the Agent, the "Lenders"). The amended facility provides for commitments of up to $161.0 million, comprised of (i) increased commitments on the CorEnergy Revolver of up to $160.0 million, subject to borrowing base limitations, and (ii) a $1.0 million commitment on the MoGas Revolver. The amended facility has a 5-year term maturing on July 28, 2022.
Under the terms of the amended and restated CorEnergy Credit Facility, we are subject to certain financial covenants as follows: (i) a minimum debt service coverage ratio of 2.0 to 1.0; (ii) a maximum total leverage ratio of 5.0 to 1.0; (iii) a maximum senior secured recourse leverage ratio (which generally excludes debt from certain subsidiaries that are not obligors under the CorEnergy Credit Facility) of 3.0 to 1.0.; and (iv) a maximum total funded debt to capitalization ratio of 50 percent. In addition, there is a provision related to our ability to make distributions that is tied to AFFO and applicable REIT distribution requirements, and

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
Effective May 14, 2020, we entered into a Limited Consent with the Lenders under the CorEnergy Revolver that is part of the CorEnergy Credit Facility, pursuant to which the Lenders agreed to extend the required date for delivery of our financial statements for the fiscal quarter ended March 31, 2020 to coordinate with our previously announced extension of the filing date for our first quarter Form 10-Q pursuant to applicable SEC relief (which filing and delivery occurred within the permitted extension period). The Limited Consent also documented notice previously provided by us to the Agent that certain events of default occurred under the lease for our GIGS asset, as a result of the tenant under the Grand Isle Lease Agreement having failed to pay the rent due for April and May 2020. The Limited Consent is subject to our continued compliance with all of the other terms of the CorEnergy Revolver, and includes our agreement with the Lenders that the borrowing base value of the GIGS asset for purposes of the CorEnergy Revolver shall be zero, effective as of our March 31, 2020 balance sheet date. The Company also provided written notification to the Lenders of the EGC Tenant's nonpayment of rent in June 2020.
As of June 30, 2020, we were in compliance with all covenants and had no borrowings outstanding. We also had approximately $55.0 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part I, Item 1, Note 10 ("Debt") included in this Report.
Amended Pinedale Term Credit Facility
On December 29, 2017, Pinedale LP entered into the Amended Pinedale Term Credit Facility, with Prudential and a group of lenders affiliated with Prudential as lenders and Prudential serving as administrative agent. The new amended facility was a 5-year $41.0 million term loan facility, bearing interest at a fixed rate of 6.5 percent, which was scheduled to mature on December 29, 2022. Principal payments of $294 thousand, plus accrued interest, were payable monthly. Outstanding balances under the facility were secured by the Pinedale LGS assets.
As previously discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases"), UPL's bankruptcy filing constituted a default under the terms of the Pinedale Lease Agreement with Pinedale LP. Such default under the Pinedale Lease Agreement was an event of default under the Amended Pinedale Term Credit Facility, which was secured by the Pinedale LGS. Among other things, an event of default could give rise to a Cash Control Period (as defined in the Amended Pinedale Term Credit Facility), which impacted Pinedale LP's ability to make distributions to the Company. During such a Cash Control Period, which was triggered May 14, 2020, by the bankruptcy filing of Ultra Wyoming and its parent guarantor, UPL, distributions by Pinedale LP to us were permitted to the extent required for us to maintain its REIT qualification, so long as Pinedale LP's obligations under the Amended Pinedale Term Credit Facility were not accelerated following an Event of Default (as defined in the Amended Pinedale Term Credit Facility).
Effective May 8, 2020, Pinedale LP entered into a Standstill Agreement with Prudential. The Standstill Agreement anticipated Pinedale LP’s notification to Prudential of two Events of Default under the Amended Pinedale Term Credit Facility (the “Specified Events of Default”) as a result of the occurrence of either (i) any bankruptcy filing by UPL or Ultra Wyoming and (ii) any resulting impact on Pinedale LP’s net worth covenant under the Amended Pinedale Term Credit Facility due to any accounting charge of assets of Pinedale LP triggered by any such bankruptcy filing of Ultra Wyoming. Under the Standstill Agreement, Prudential agreed to forbear through September 1, 2020, or the earlier occurrence of a separate Event of Default under the Amended Pinedale Term Credit Facility (the “Standstill Period”) from exercising any rights they may have had to accelerate and declare the outstanding balance under the credit facility immediately due and payable as a result of the occurrence of either of the Specified Events of Default, provided that there were no other Events of Default and Pinedale LP continued to meet its obligations under all of the other terms of the Amended Pinedale Term Credit Facility. The Standstill Agreement also required that Pinedale LP not make any distributions to us during the Standstill Period and that interest was to accrue and be payable from the effective date of such agreement at the Default Rate of interest provided for in the Pinedale Facility, which increased the effective interest rate to 8.50%.
As previously discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases"), Pinedale LP and us entered into a compromise and release agreement with Prudential related to the Amended Pinedale Term Credit Facility (the "Release Agreement"), which had an outstanding balance of approximately $32.0 million, net of $132 thousand of deferred debt issuance costs. Pursuant to the Release Agreement, the $18.0 million sale proceeds were provided by Ultra Wyoming directly to Prudential at closing of the Pinedale LGS sale transaction on June 30, 2020. We also provided the remaining cash available at Pinedale LP of approximately

Table of Contents	Glossary of Defined Terms

$3.3 million (including $198 thousand for accrued interest) to Prudential in exchange for (i) the release of all liens on the Pinedale LGS and the other assets of Pinedale LP, (ii) the termination of our pledge of equity interests of the general partner of Pinedale LP, (iii) the termination and satisfaction in full of the obligations of Pinedale LP under the Amended Pinedale Term Credit Facility and (iv) a general release of any other obligations of Pinedale LP and/or us and our respective directors, officers, employees or agents pertaining to the Amended Pinedale Term Credit Facility. The Release Agreement resulted in a gain on extinguishment of debt of approximately $11.0 million for the three and six month ended June 30, 2020.
For a summary of the additional material terms of the Pinedale Term Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part I, Item 1, Note 10 ("Debt") included in this Report.
MoGas Revolver
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part I, Item 1, Note 10 ("Debt") for further information. As of June 30, 2020, the co-borrowers were in compliance with all covenants and there are no borrowings outstanding on the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. The current maturity of the facility has been amended and extended for 90 days to October 30, 2020. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at June 30, 2020.
Convertible Notes
7.00% Convertible Notes
As of December 31, 2019, we had $2.1 million aggregate principal amount of 7.00% Convertible Notes outstanding following convertible note exchanges and conversions completed during 2019. Additionally, during the six months ended June 30, 2020, certain holders elected to convert (i) $416 thousand of 7.00% Convertible Notes for approximately 12,605 shares of common stock. On June 12, 2020, the Company paid $1.7 million in aggregate principal and $59 thousand in accrued interest upon maturity of the 7.00% Convertible Notes to extinguish the remaining debt outstanding.
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

Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan. As of June 30, 2020, we have issued 22,003 shares of common stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
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
The following is our liquidity and capitalization as of June 30, 2020 and December 31, 2019:

Liquidity and Capitalization
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$113,713,646	$120,863,643
Revolver availability	$54,957,030	$136,358,445

Revolving credit facility	$—	$—
Long-term debt (including current maturities)	114,679,280	152,109,426
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	125,270,350	125,493,175
Capital stock, non-convertible, $0.001 par value	13,652	13,639
Additional paid-in capital	345,726,877	360,844,497
Retained deficit	(309,035,777)	(9,611,872)
CorEnergy equity	161,975,102	476,739,439
Total CorEnergy capitalization	$276,654,382	$628,848,865
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both June 30, 2020 and December 31, 2019.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. As of June 30, 2020, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2019.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of June 30, 2020, we had long-term debt (net of current maturities) with a carrying value of $114.7 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at June 30, 2020, and accordingly, no market risk exposure on outstanding variable-rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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
In addition to the foregoing lawsuit, the Company's subsidiary, Grand Isle Corridor, LP ("Grand Isle"), filed a separate lawsuit against EGC and EGC Tenant to recover unpaid rent due and owing under the Grand Isle Lease Agreement. The lawsuit was filed in the 129th District Court of Harris County, Texas and is styled as Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 202027212. Grand Isle has filed a motion for summary judgment against the EGC Tenant in this action. Grand Isle has filed two identical lawsuits in Harris County seeking unpaid rent for June and July (Case Nos. 202036038 and 202039219, respectively) and expects to continue to initiate litigation each month for which rent is not paid.
On April 20, 2020, EGC and its parent company, CEXXI, LLC, filed an adversary proceeding against the Company and Grand Isle, Energy XXI Gulf Coast, LLC and CEXXI, LLC v. Grand Isle Corridor, LP and CorEnergy Infrastructure Trust, Inc., Adv. No. 20-03084, in the United States Bankruptcy Court for the Southern District of Texas. In this suit, EGC is asking the bankruptcy court in which EGC filed for bankruptcy in 2016 to declare that the assignment and assumption of the guarantee of the Grand Isle Lease Agreement, which was a part of that earlier bankruptcy proceeding, is null and void. The Company seeks to resolve this suit to permit it to then enforce the guarantee against EGC in the state court proceedings referenced above.
On May 14, 2020, Ultra Wyoming, and certain affiliates including UPL and Ultra Resources, Inc. (the "Ultra Debtors") filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, jointly administered Case No. 20-32631 (the "UPL Bankruptcy Case"). On May 15, 2020, Ultra Wyoming filed its Motion for Entry of an Order Authorizing Rejection of the Pinedale Lease Agreement (the "Rejection Motion") which sought Bankruptcy Court approval to reject its lease with the Company’s subsidiary, Pinedale LP, covering the Pinedale LGS. On June 5, 2020, Pinedale LP filed its Objection to Debtor Ultra Wyoming’s Motion for Entry of an Order Authorizing Rejection of the Pinedale Lease Agreement (the "Objection"). On June 22, 2020, the Ultra Debtors filed their Emergency Motion for Entry of an Order (I) Authorizing the Debtors to Enter into and Perform under an Asset Purchase Agreement to Purchase the Pinedale LGS, (II) Authorizing and Approving the Settlement By and Among the Debtors and Pinedale LP and (III) Granting Related Relief (the "Emergency Motion"). The Emergency Motion, among other things, sought Bankruptcy Court approval to purchase the Pinedale LGS from Pinedale LP for $18.0 million and approval of the settlement of the Rejection Motion and Objection. On June 26, 2020, the bankruptcy court in UPL’s Chapter 11 case approved the Emergency Motion for the sale of the Pinedale LGS. As previously reported in the Company’s Current Report on Form 8-K filed July 7, 2020, the Company closed on the sale of the Pinedale LGS back to the tenant, Ultra Wyoming, on June 30, 2020. In connection with the closing of the sale, the Company and Pinedale LP entered into a mutual release of all claims related to the Pinedale LGS and the Pinedale Lease Agreement with UPL and Ultra Wyoming, including a release by Pinedale LP of all claims against UPL and Ultra Wyoming arising from the rejection or termination of the Pinedale Lease Agreement, which had the effect of terminating the Company’s involvement in UPL’s bankruptcy case.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended June 30, 2020. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth below:

Table of Contents	Glossary of Defined Terms

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

•
the declaration of bankruptcy by one or more of our tenants, such as the recent bankruptcy filing by UPL and Ultra Wyoming, our tenant for the Pinedale LGS, that led to the termination of the Pinedale Lease Agreement on June 30, 2020; and

•
a deterioration in our and our tenants' ability to operate or operate in affected areas, or delays in the supply of products or services from our and our tenants' vendors that are needed for us and our tenants to operate effectively.

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
As of June 30, 2020, we had outstanding consolidated indebtedness of approximately $118.1 million. Our leverage could have important consequences. For example, it could:

Table of Contents	Glossary of Defined Terms

•	result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt;

•	materially impair our ability to borrow undrawn amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all;

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
If we were to violate one or more financial covenants under our debt agreements, the lenders could declare us in default and could accelerate the amounts due under a portion or all of our outstanding debt. Further, a default under one debt agreement could trigger cross-default provisions within certain of our other debt agreements.
Additionally, the Indenture for the 5.875% Convertible Notes specifies events of default, including default by us or any of our subsidiaries with respect to any debt agreements under which there may be outstanding, or by which there may be secured or evidenced, any debt in excess of $25.0 million in the aggregate of ours and/or any such subsidiary, resulting in such indebtedness becoming or being declared due and payable prior to its stated maturity.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under Internal Revenue Code section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Board of Directors will continue to determine the amount of any distribution that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements and remain subject to other risks and uncertainties, as discussed under the heading "Dividends" in Part I, Item 2 of this Report. Further, the terms of our amended and restated CorEnergy Credit Facility include a provision related to our ability to make distributions that is tied to AFFO and applicable REIT distribution requirements, and provides that, so long as there has not been any acceleration of maturity following an Event of Default, we may make distributions equal to the greater of the amount required to maintain our REIT status and 100 percent of AFFO for the trailing 12-month period.

Table of Contents	Glossary of Defined Terms

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

2.1	Purchase and Sale Agreement between the Company and Ultra Wyoming LLC, dated June 28, 2020 (incorporated by reference to the Registrant's current report on Form 8-K, filed July 7, 2020).
10.2.12*
Letter Agreement, dated June 30, 2020, concerning Management Fee for June 30, 2020 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc.

10.5.1
Standstill Agreement, dated May 8, 2020, pursuant to Second Amended and Restated Term Credit Agreement and Note Purchase Agreement between Pinedale Corridor LP and Prudential Insurance Company of America (incorporated by reference to the Registrant's current report on Form 8-K, filed May 14, 2020).

10.5.2	Compromise and Release Agreement between the Company and Prudential, dated June 26, 2020 (incorporated by reference to the Registrant's current report on Form 8-K, filed July 7, 2020).
10.12.7
Limited Consent, dated May 14, 2020, pursuant to Second Amendment to Amended and Restated Revolving Credit Agreement, dated July 28, 2017, by and among the Company and Regions Bank, et al. (incorporated by reference to the Registrant's current report on Form 8-K, filed May 14, 2020).

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
101**
The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

Table of Contents	Glossary of Defined Terms

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
August 4, 2020

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
August 4, 2020