Form 10-Q
period 2020-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2020-11-03
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of November 2, 2020, the registrant had 13,651,521 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2020
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2019.

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•the ability of our tenants and borrowers to make payments under their respective leases and mortgage loans, our reliance on certain major tenants under single tenant leases and our ability to re-lease properties;
•the ability and willingness of each of our tenants to satisfy their obligations under the respective lease agreements;
•risks associated with the bankruptcy or default of any of our tenants or borrowers, including the exercise of the rights and remedies of bankrupt entities;
•changes in economic and business conditions in the energy infrastructure sector where our investments are concentrated, including the financial condition of our tenants or borrowers and general economic conditions in the particular sectors of the energy industry served by each of our infrastructure assets;
•the recent outbreak of COVID-19 and certain developments in the global oil markets, including the general decline in business activity and demand affecting our tenants' operations and ability or willingness to pay rent;
•the inherent risks associated with owning real estate, including real estate market conditions, governing laws and regulations, including potential liabilities related to environmental matters, and the relative illiquidity of real estate investments;
•our continued ability to access the debt and equity markets, including our ability to continue using our SEC shelf registration statements;
•our ability to comply with certain debt covenants;
•the impact of laws and governmental regulations applicable to certain of our infrastructure assets, including additional costs imposed on our business or other adverse impacts as a result of any unfavorable changes in such laws or regulations;
•the potential impact of greenhouse gas regulation and climate change on our or our tenants' business, financial condition and results of operations;
•the loss of any member of our management team;
•our ability to successfully implement our selective acquisition strategy;
•our ability to obtain suitable tenants for our properties;
•our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;
•changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;
•dependence by us and our tenants on key customers for significant revenues, and the risk of defaults by any such tenants or customers;
•our or our tenants' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;
•the continued availability of third-party pipelines, railroads or other facilities interconnected with certain of our infrastructure assets;
•risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by extreme weather patterns and other natural phenomena;
•our ability to sell properties at an attractive price;
•market conditions and related price volatility affecting our debt and equity securities;
•competitive and regulatory pressures on the revenues of our interstate natural gas transmission business;

Table of Contents	Glossary of Defined Terms

•changes in federal or state tax rules or regulations that could have adverse tax consequences;
•our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
•changes in federal income tax regulations (and applicable interpretations thereof), or in the composition or performance of our assets, that could impact our ability to continue to qualify as a real estate investment trust for federal income tax purposes; and
•risks related to potential terrorist attacks, acts of cyber-terrorism, or similar disruptions that could disrupt access to our information technology systems or result in other significant damage to our business and properties, some of which may not be covered by insurance and all of which could adversely impact distributions to our stockholders.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Leased property, net of accumulated depreciation of $5,631,017 and $105,825,816	$66,121,507	$379,211,399
Property and equipment, net of accumulated depreciation of $21,815,093 and $19,304,610	105,510,927	106,855,677
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,202,960	1,235,000
Cash and cash equivalents	104,221,404	120,863,643
Deferred rent receivable	—	29,858,102
Accounts and other receivables	3,103,170	4,143,234
Deferred costs, net of accumulated amortization of $1,979,058 and $1,956,710	1,229,159	2,171,969
Prepaid expenses and other assets	1,861,017	804,341
Deferred tax asset, net	4,367,933	4,593,561
Goodwill	1,718,868	1,718,868
Total Assets	$289,336,945	$651,455,794
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $0 and $158,070	$—	$33,785,930
Unsecured convertible senior notes, net of discount and debt issuance costs of $3,206,295 and $3,768,504	114,843,705	118,323,496
Asset retirement obligation	8,646,065	8,044,200
Accounts payable and other accrued liabilities	3,760,287	6,000,981
Management fees payable	969,756	1,669,950
Unearned revenue	6,053,376	6,891,798
Total Liabilities	$134,273,189	$174,716,355
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 and $125,493,175 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,108 and 50,197 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$125,270,350	$125,493,175
Capital stock, non-convertible, $0.001 par value; 13,651,521 and 13,638,916 shares issued and outstanding at September 30, 2020 and December 31, 2019 (100,000,000 shares authorized)	13,652	13,639
Additional paid-in capital	342,734,629	360,844,497
Retained deficit	(312,954,875)	(9,611,872)
Total Equity	155,063,756	476,739,439
Total Liabilities and Equity	$289,336,945	$651,455,794
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue
Lease revenue	$20,126	$16,984,903	$21,320,998	$50,338,489
Deferred rent receivable write-off	—	—	(30,105,820)	—
Transportation and distribution revenue	4,573,155	4,068,338	14,156,361	13,808,064
Financing revenue	32,099	28,003	88,319	89,532
Total Revenue	4,625,380	21,081,244	5,459,858	64,236,085
Expenses
Transportation and distribution expenses	1,438,443	1,116,194	4,035,807	3,866,092
General and administrative	2,793,568	2,494,240	10,195,635	8,104,502
Depreciation, amortization and ARO accretion expense	2,169,806	5,645,342	11,479,799	16,935,688
Loss on impairment of leased property	—	—	140,268,379	—
Loss on impairment and disposal of leased property	—	—	146,537,547	—
Loss on termination of lease	—	—	458,297	—
Total Expenses	6,401,817	9,255,776	312,975,464	28,906,282
Operating Income (Loss)	$(1,776,437)	$11,825,468	$(307,515,606)	$35,329,803
Other Income (Expense)
Net distributions and other income	$29,654	$360,182	$449,512	$902,056
Interest expense	(2,247,643)	(2,777,122)	(8,053,650)	(7,582,199)
Gain (loss) on extinguishment of debt	—	(28,920,834)	11,549,968	(33,960,565)
Total Other Income (Expense)	(2,217,989)	(31,337,774)	3,945,830	(40,640,708)
Loss before income taxes	(3,994,426)	(19,512,306)	(303,569,776)	(5,310,905)
Taxes
Current tax expense (benefit)	(2,431)	(1,270)	(399,505)	352,474
Deferred tax expense (benefit)	(72,897)	(91,436)	225,628	64,854
Income tax expense (benefit), net	(75,328)	(92,706)	(173,877)	417,328
Net Loss attributable to CorEnergy Stockholders	(3,919,098)	(19,419,600)	(303,395,899)	(5,728,233)
Preferred dividend requirements	2,309,672	2,313,780	6,880,137	6,941,688
Net Loss attributable to Common Stockholders	$(6,228,770)	$(21,733,380)	$(310,276,036)	$(12,669,921)

Loss Per Common Share:
Basic	$(0.46)	$(1.65)	$(22.73)	$(0.98)
Diluted	$(0.46)	$(1.65)	$(22.73)	$(0.98)
Weighted Average Shares of Common Stock Outstanding:
Basic	13,651,521	13,188,546	13,650,449	12,870,357
Diluted	13,651,521	13,188,546	13,650,449	12,870,357
Dividends declared per share	$0.050	$0.750	$0.850	$2.250
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Amount
Balance at December 31, 2018	11,960,225	$11,960	$125,555,675	$320,295,969	$9,147,701	$455,011,305
Net income	—	—	—	—	3,866,441	3,866,441
Series A preferred stock dividends	—	—	—	—	(2,313,780)	(2,313,780)
Preferred stock repurchases(1)	—	—	(62,500)	2,195	(245)	(60,550)
Common stock dividends	—	—	—	—	(9,597,948)	(9,597,948)
Common stock issued upon exchange of convertible notes	837,040	837	—	28,868,672	—	28,869,509
Reinvestment of dividends paid to common stockholders	11,076	11	—	403,820	—	403,831
Balance at March 31, 2019 (Unaudited)	12,808,341	$12,808	$125,493,175	$349,570,656	$1,102,169	$476,178,808
Net income	—	—	—	—	9,824,926	9,824,926
Series A preferred stock dividends	—	—	—	—	(2,313,780)	(2,313,780)
Common stock dividends	—	—	—	(992,940)	(8,613,315)	(9,606,255)
Common stock issued upon conversion of convertible notes	17,690	18	—	588,184	—	588,202
Balance at June 30, 2019 (Unaudited)	12,826,031	$12,826	$125,493,175	$349,165,900	$—	$474,671,901
Net loss	—	—	—	—	(19,419,600)	(19,419,600)
Series A preferred stock dividends	—	—	—	(2,313,780)	—	(2,313,780)
Common stock dividends	—	—	—	(10,148,688)	—	(10,148,688)
Common stock issued upon exchange of convertible notes	703,432	703	—	33,001,090	—	33,001,793
Common stock issued upon conversion of convertible notes	5,393	6	—	179,816	—	179,822
Balance at September 30, 2019 (Unaudited)	13,534,856	$13,535	$125,493,175	$369,884,338	$(19,419,600)	$475,971,448
(1) In connection with the repurchases of Series A Preferred Stock during 2019, the addition to preferred dividends of $245 represents the premium in the repurchase price paid compared to the carrying amount derecognized.

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Total
	Shares	Amount	Amount
Balance at December 31, 2019	13,638,916	$13,639	$125,493,175	$360,844,497	$(9,611,872)	$476,739,439
Net loss	—	—	—	—	(162,042,368)	(162,042,368)
Series A preferred stock dividends	—	—	—	(2,313,780)	—	(2,313,780)
Preferred stock repurchases(1)	—	—	(222,825)	7,932	52,896	(161,997)
Common stock dividends	—	—	—	(10,238,640)	—	(10,238,640)
Common stock issued upon exchange of convertible notes	12,605	13	—	419,116	—	419,129
Balance at March 31, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$348,719,125	$(171,601,344)	$302,401,783
Net loss	—	—	—	—	(137,434,433)	(137,434,433)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	(2,309,672)
Common stock dividends	—	—	—	(682,576)	—	(682,576)
Balance at June 30, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$345,726,877	$(309,035,777)	$161,975,102
Net loss	—	—	—	—	(3,919,098)	(3,919,098)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	(2,309,672)
Common stock dividends	—	—	—	(682,576)	—	(682,576)
Balance at September 30, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$342,734,629	$(312,954,875)	$155,063,756
(1) In connection with the repurchase of Series A Preferred Stock during 2020, the deduction from preferred dividends of $52,896 represents the discount in the repurchase price paid compared to the carrying amount derecognized.

See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Operating Activities
Net loss	$(303,395,899)	$(5,728,233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax, net	225,628	64,854
Depreciation, amortization and ARO accretion	12,441,775	17,828,773
Loss on impairment of leased property	140,268,379	—
Loss on impairment and disposal of leased property	146,537,547	—
Loss on termination of lease	458,297	—
Deferred rent receivable write-off, noncash	30,105,820	—
(Gain) loss on extinguishment of debt	(11,549,968)	33,960,565
Gain on sale of equipment	(3,542)	(1,800)
Changes in assets and liabilities:
Increase in deferred rent receivable	(247,718)	(3,656,655)
Decrease in accounts and other receivables	1,040,064	2,081,674
Increase in financing note accrued interest receivable	(11,293)	—
Increase in prepaid expenses and other assets	(1,056,726)	(26,026)
Decrease in management fee payable	(700,194)	(166,587)
Increase (decrease) in accounts payable and other accrued liabilities	(2,551,374)	3,449,442
Decrease in unearned revenue	(838,422)	(40,477)
Net cash provided by operating activities	$10,722,374	$47,765,530
Investing Activities
Purchases of property and equipment, net	(885,711)	(311,566)
Proceeds from sale of property and equipment	7,500	—
Principal payment on note receivable	—	5,000,000
Principal payment on financing note receivable	43,333	32,500
Net cash provided by (used in) investing activities	$(834,878)	$4,720,934
Financing Activities
Debt financing costs	—	(161,963)
Net offering proceeds on convertible debt	—	116,355,125
Repurchases of preferred stock	(161,997)	(60,550)
Dividends paid on Series A preferred stock	(6,933,124)	(6,941,340)
Dividends paid on common stock	(11,603,792)	(28,949,060)
Cash paid for extinguishment of convertible notes	(1,316,250)	(78,939,743)
Cash paid for maturity of convertible notes	(1,676,000)	—
Cash paid for settlement of Pinedale Secured Credit Facility	(3,074,572)	—
Principal payments on secured credit facilities	(1,764,000)	(2,646,000)
Net cash used in financing activities	$(26,529,735)	$(1,343,531)
Net Change in Cash and Cash Equivalents	$(16,642,239)	$51,142,933
Cash and Cash Equivalents at beginning of period	120,863,643	69,287,177
Cash and Cash Equivalents at end of period	$104,221,404	$120,430,110

Supplemental Disclosure of Cash Flow Information
Interest paid	$9,066,335	$5,893,078
Income taxes paid (net of refunds)	(466,382)	282,786

Non-Cash Investing Activities
Proceeds from sale of leased property provided directly to secured lender	$18,000,000	$—
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	313,859	—

Table of Contents	Glossary of Defined Terms

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$—	$197,227
Reinvestment of distributions by common stockholders in additional common shares	—	403,831
Common stock issued upon exchange and conversion of convertible notes	419,129	62,639,326
Proceeds from sale of leased property used in settlement of Pinedale Secured Credit Facility	(18,000,000)	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020
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
The Company is primarily focused on acquiring and financing real estate assets within the U.S. energy infrastructure sector. Historically, the Company has focused primarily on entering into long-term triple-net participating leases with energy companies, and also has provided other types of capital, including loans secured by energy infrastructure assets. Targeted assets include pipelines, storage tanks, transmission lines, and gathering systems, among others. These sale-leaseback or real property mortgage transactions can provide the energy company with a source of capital that is an alternative to other sources such as corporate borrowing, bond offerings, or equity offerings. The Company's leases have typically contained participation features in the financial performance or value of the underlying infrastructure real property asset. The triple-net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order. CorEnergy's Private Letter Rulings enable the Company to invest in a broader set of revenue contracts within its REIT structure, including the opportunity to not only own but also operate infrastructure assets. CorEnergy considers its investments in these energy infrastructure assets to be a single business segment and reports them accordingly in its financial statements.
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
Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 27, 2020 (the "2019 CorEnergy 10-K").

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
In December of 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years; however, early adoption is permitted for all entities. The Company continues to assess the impact of adopting ASU 2019-12 but does not believe it will have a material impact on its consolidated financial statements.
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
3. LEASED PROPERTIES AND LEASES
The Company primarily acquires mid-stream and downstream assets in the U.S. energy sector such as pipelines, storage terminals, and gas and electric distribution systems and, historically, has leased many of these assets to operators under triple-net leases. These leases typically include a contracted base rent with escalation clauses and participating rents that are tied to contract-specific criteria. Base rents under the Company's leases are structured on an estimated fair market value rent structure over the initial term, which includes assumptions related to the terminal value of the assets and expectations of tenant renewals. At the conclusion of the initial lease term, the Company's leases may contain fair market value repurchase options or fair market rent renewal terms. These clauses also act as safeguards against the Company's tenants pursuing activities which would undermine or degrade the value of the assets faster than the underlying reserves are depleted. Participating rents are structured to provide exposure to the successful commercial activity of the tenant, and as such, also provide protection in the event that the economic life of the assets is reduced based on accelerated production by the Company's tenants. While the Company is primarily a lessor, certain of its operating subsidiaries are lessees and have entered into lease agreements as discussed further below.
LESSOR - LEASED PROPERTIES
The Company's current leased property is classified as an operating lease and is recorded as leased property in the Consolidated Balance Sheets. Base rent related to the Company's leased property is recognized on a straight-line basis over the term of the lease when collectibility is probable. Participating rent is recognized when it is earned, based on the achievement of specified performance criteria. Base and participating rent are recorded as lease revenue in the Consolidated Statements of Operations. The Company regularly evaluates the collectibility of any deferred rent receivable on a lease by lease basis. The evaluation primarily includes assessing the financial condition and credit quality of the Company's tenants, changes in tenant's payment history and current economic factors. When the collectibility of the deferred rent receivable or future lease payments are no

Table of Contents	Glossary of Defined Terms

longer probable, the Company will recognize a write-off of the deferred rent receivable as a reduction of revenue in the Consolidated Statements of Operations.
As of September 30, 2020, following the sale of the Pinedale LGS on June 30, 2020 (refer to "Impairment and Sale of the Pinedale Liquids Gathering System" below), the Company has one significant property located in Louisiana and the Gulf of Mexico leased on a triple-net basis to a major tenant, described in the table below. The major tenant is responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to the leased property. The Company's long-term, triple-net leases generally have an initial term with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial term of the lease. The following table summarizes the significant leased property, major tenant and lease term:

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

LEASED PROPERTIES AND TENANT INFORMATION
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
The COVID-19 pandemic-related reduction in energy demand and the uncertainty of production from OPEC members, US producers and other international suppliers caused significant disruptions and volatility in the global oil marketplace during 2020, which have adversely affected our tenants. In response to COVID-19, governments around the world have implemented stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures have adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by the Company's pipelines, terminals and other facilities.
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

Table of Contents	Glossary of Defined Terms

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
The terms of the Grand Isle Lease Agreement require copies of certain financial statement information be provided that the Company is required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual. When EGC's financial information ceased to be publicly available, the Company encouraged officials of EGC and Cox Oil and, through Company counsel, the legal counsel to such entities, to satisfy their obligations under the Grand Isle Lease Agreement to provide the required information to the Company for inclusion in its SEC reports. To date, EGC and Cox Oil have refused to fulfill these obligations. The Company sought to enforce the obligations of EGC and Cox Oil and obtained a temporary restraining order ("TRO") from a Texas state court, mandating that they deliver the required EGC financial statements for the year ended December 31, 2018. The TRO was stayed pending an appeal by EGC and Cox Oil and, pursuant to its own terms, had lapsed by the time that appeal was denied on January 6, 2020. The case was remanded to the trial court for further proceedings. In May 2020, the trial court granted the Company's motion for summary judgment mandating the tenant deliver the required financial statements. The Company believes that it is entitled to such relief and while the parties have agreed to stay this case in order to facilitate settlement discussions, the Company will pursue this litigation and all viable options to obtain and file the necessary tenant financial statements if a settlement is not reached. The Company expects to file the financial statement information that is required by Regulation S-X by amendment to its Annual Report on Form 10-K for the year ended December 31, 2019, once such information is made available in accordance with the terms of the lease.
On April 1, 2020, the EGC Tenant, a wholly owned indirect subsidiary of Cox Oil, ceased paying rent due. EGC Tenant is contractually obligated to pay rent and rent continues to accrue whether or not oil is being shipped. EGC Tenant is a special purpose entity engaged solely in activities related to the lease, and it does not own or operate any wells. EGC, parent of the EGC Tenant, owns and operates wells, including those connected to GIGS, and is the guarantor of the EGC Tenant's obligations under the lease. Following EGC Tenant's failure to pay rent due for April of 2020, and following discussions with Cox Oil management concerning its various operations, the Company sent EGC Tenant and EGC a notice of non-payment. After the required two-day cure period, a default occurred under the lease.
The EGC Tenant also failed to make required rent payments from May through November of 2020. As a result, the Company initiated litigation in the State Court of Texas to recover the unpaid rent, plus interest, for April, through July of 2020 from the EGC Tenant. Further, EGC filed an action to attempt to set aside the guarantee obligations of EGC under the lease. The Company intends to enforce its rights under the lease. These cases are currently stayed pending negotiation of a business resolution with EGC and the EGC Tenant. However, if the parties are unable to reach a settlement, the Company will resume these proceedings and will continue to initiate litigation each month for which rent is not paid and seek to enforce the guarantee against EGC.
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
The Company engaged specialists and other third-parties to assist with the valuation methodology and analysis of certain underlying assumptions. The fair value measurement of the GIGS asset was based, in part, on significant inputs not observable in the market (as discussed above) and thus represents a Level 3 measurement. The significant unobservable input used includes a discount rate based on an estimated weighted average cost of capital of a theoretical market participant. The Company utilized a weighted average discount rate of 10.0 percent when deriving the fair value of the GIGS asset impaired during the first quarter. The weighted average discount rate reflects management's best estimate of inputs a market participant would utilize. For the nine months ended September 30, 2020, the Company recognized a $140.3 million loss on impairment of leased

Table of Contents	Glossary of Defined Terms

property related to the GIGS asset in the Consolidated Statements of Operations. As of September 30, 2020, the carrying value of the GIGS asset is $64.8 million, which is included in leased properties on the Consolidated Balance Sheet.
The Company previously recognized a deferred rent receivable for the Grand Isle Gathering Lease, which primarily represents timing differences between the straight-line revenue recognition and contractual lease receipts over the lease term. Given the EGC's Tenant's nonpayment of rent and the Company's expectations surrounding the collectibility of the contractual lease payments under the lease, the Company does not currently expect the deferred rent receivable to be recoverable. Accordingly, the Company recognized a non-cash write-off of the deferred rent receivable of $30.1 million for the nine months ended September 30, 2020. The non-cash write-off was recognized as a reduction of revenue in the Consolidated Statements of Operations.
Impairment and Sale of the Pinedale Liquids Gathering System
On April 14, 2020, UPL, the parent and guarantor of the lease obligations of the tenant and operator of the Company's Pinedale LGS, announced that its significant indebtedness and extremely challenging current market conditions raised a substantial doubt about its ability to continue as a going concern. The going concern qualification in UPL's financial statements filed in its 2019 10-K resulted in defaults under UPL's credit and term loan agreement. UPL also disclosed that it elected not to make interest payments on certain outstanding indebtedness, triggering a 30-day grace period. If such interest payments were not made by the end of the grace period, an event of default would occur, potentially causing its outstanding indebtedness to become immediately due and payable. UPL further disclosed that if it was unable to obtain sufficient additional capital to repay the outstanding indebtedness and sufficient liquidity to meet its operating needs, it may be necessary for UPL to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.
On May 14, 2020, UPL filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filing included Ultra Wyoming, the operator of the Pinedale LGS and tenant under the Pinedale Lease Agreement with the Company’s indirect wholly owned subsidiary Pinedale LP. The bankruptcy filing of both the guarantor, UPL, and the tenant constituted defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing imposed a stay of CorEnergy’s ability to exercise remedies for the foregoing defaults. Ultra Wyoming also filed a motion to reject the Pinedale Lease Agreement, with a request that such motion be effective June 30, 2020. Pending the effective date of the rejection, Section 365 of the Bankruptcy Code generally requires Ultra Wyoming to comply on a timely basis with the provisions of the Pinedale Lease Agreement, including the payment provisions. Accordingly, the Company received the rent payments due on the first day of April, May and June 2020.
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

Table of Contents	Glossary of Defined Terms

and (iv) a general release of any other obligations of Pinedale LP and/or the Company and their respective directors, officers, employees or agents pertaining to the Amended Pinedale Term Credit Facility.
During the negotiation and closing of the sale of the Pinedale LGS to Ultra Wyoming, the Company determined impairment indicators existed as the value to be received from the sale was less than the carrying value of the asset. As a result of these indicators and the sale of the Pinedale LGS, the Company recognized a loss on impairment and disposal of leased property in the Consolidated Statement of Operations of approximately $146.5 million for the nine months ended September 30, 2020. Further, the sale of the Pinedale LGS resulted in the termination of the Pinedale Lease Agreement, and the Company recognized a loss on termination of lease of approximately $458 thousand for the nine months ended September 30, 2020. These losses were partially offset by the settlement of the Amended Pinedale Term Credit Facility with Prudential (as discussed above and in Note 10 ("Debt")), which resulted in a gain on extinguishment of debt of $11.0 million for the nine months ended September 30, 2020.
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of		For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	December 31, 2019	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Pinedale LGS(2)	—%	44.4%	—%	40.0%	52.0%	39.3%
Grand Isle Gathering System(3)	98.0%	55.3%	—%	59.8%	47.7%	60.6%
(1) Insignificant leases are not presented; thus, percentages may not sum to 100%.
(2) Pinedale LGS lease revenues include variable rent of $0 and $28 thousand for the three and nine months ended September 30, 2020, respectively, compared to $1.4 million and $3.5 million for the three and nine months ended September 30, 2019, respectively. The Pinedale LGS was sold to Ultra Wyoming and the Pinedale Lease Agreement was terminated on June 30, 2020, as discussed above.

(3) The Grand Isle Gathering System's percentage of leased properties increased as a result of the sale of the Pinedale LGS on June 30, 2020. For the nine months ended September 30, 2020, the Grand Isle Gathering System's percentage of lease revenues is exclusive of the deferred rent receivable write-off discussed above.

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Operations associated with the Company's leases and leased properties:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Depreciation Expense
GIGS	$1,190,911	$2,440,791	$4,822,410	$7,322,372
Pinedale	—	2,217,360	3,695,599	6,652,080
United Property Systems	9,837	9,831	29,499	29,286
Total Depreciation Expense	$1,200,748	$4,667,982	$8,547,508	$14,003,738
Amortization Expense - Deferred Lease Costs
GIGS	$7,641	$7,641	$22,923	$22,923
Pinedale	—	15,342	30,684	46,026
Total Amortization Expense - Deferred Lease Costs	$7,641	$22,983	$53,607	$68,949
ARO Accretion Expense
GIGS	$116,514	$110,992	$345,199	$332,977
Total ARO Accretion Expense	$116,514	$110,992	$345,199	$332,977
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	September 30, 2020	December 31, 2019
Net Deferred Lease Costs
GIGS	$175,832	$198,755
Pinedale	—	488,981
Total Deferred Lease Costs, net	$175,832	$687,736

Table of Contents	Glossary of Defined Terms

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
The Company has a contract with Spire that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation. Based on a downward revision of the rate during the Company's long-term natural gas transportation contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Following the November 2018 rate decline, recognized performance obligations exceeded amounts invoiced and the contract liability began to decline at a rate of approximately $138 thousand per quarter and will continue to decline at the same rate through the end of the contract in October 2030. As of September 30, 2020, the revenue allocated to the remaining performance obligation under this contract is approximately $54.1 million.
During the fourth quarter of 2020, MoGas entered into a new long-term firm transportation services agreement with Spire, its largest customer. Upon completion of the STL interconnect project as described in Note 7 ("Property And Equipment"), the agreement will increase Spire’s firm capacity from 62,800 dekatherms per day to 145,600 dekatherms per day through October 2030 and replace the previous firm transportation agreement. In accordance with ASC 606, the Company will account for the contract modification in the fourth quarter of 2020 as a termination of the existing transportation contract and a creation of a new transportation contract with Spire that will be accounted for prospectively.
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of September 30, 2020:

	Contract Liability(1)
	September 30, 2020	December 31, 2019
Beginning Balance January 1	$6,850,790	$6,522,354
Unrecognized Performance Obligations	198,935	887,916
Recognized Performance Obligations	(1,017,097)	(559,480)
Ending Balance	$6,032,628	$6,850,790
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $1.0 million and $206 thousand as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the contract asset primarily relates to an incremental cost for a transportation performance obligation contract. The contract asset balance is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Natural gas transportation contracts	64.6%	52.7%	67.2%	57.5%
Natural gas distribution contracts	26.0%	39.2%	25.3%	36.2%

Table of Contents	Glossary of Defined Terms

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
On May 22, 2020, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from June 30, 2021 to November 30, 2024 and (ii) to reduce payments to interest only through December 31, 2020. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 8.5 percent through May 31, 2021. Subsequent to May 31, 2021 interest will accrue at an annual rate of 12.0 percent. Monthly principal payments of approximately $11 thousand will resume on January 1, 2021 and increase annually beginning on June 30, 2021 through the maturity date. As of September 30, 2020 and December 31, 2019, the Compass REIT Loan was valued at $1.2 million.
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 2020 and December 31, 2019, are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2020	December 31, 2019
Deferred Tax Assets:
Deferred contract revenue	$1,423,587	$1,529,473
Net operating loss carryforwards	6,405,270	5,622,052
Accrued liabilities	—	424,604
Capital loss carryforward	92,418	104,595
Other	6,184	6,184
Sub-total	$7,927,459	$7,686,908
Valuation allowance	(92,418)	(104,595)
Sub-total	$7,835,041	$7,582,313
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(3,418,387)	$(2,953,319)
Other	(48,721)	(35,433)
Sub-total	$(3,467,108)	$(2,988,752)
Total net deferred tax asset	$4,367,933	$4,593,561
As of September 30, 2020, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2015 remain open to examination by federal and state tax authorities.
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

Table of Contents	Glossary of Defined Terms

previously paid income taxes. Certain of the Company’s TRSs have NOLs totaling approximately $1.2 million that are eligible for carryback under the CARES Act. The benefit of these carrybacks has been recorded as an increase to income taxes receivable and a reduction to deferred tax assets. Certain NOLs which were initially measured at the current corporate income tax rate of 21 percent are being carried back to offset taxable income that was taxed at a pre-Tax Cuts and Jobs Act of 2017 rate of 34 percent. The benefit received from the rate differential is reflected in the income tax provision for the three and nine months ended September 30, 2020.
For the year ended December 31, 2019, the Company generated a capital loss carryforward resulting from the liquidation of Lightfoot. The capital loss decreased upon receipt of the final 2019 K-1's in the first quarter of 2020. The amount of the carryforward for tax purposes was approximately $440 thousand and $500 thousand as of September 30, 2020 and December 31, 2019, respectively, and if not utilized, this carryforward will expire as of December 31, 2024. Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand and $105 thousand was recorded equal to the amount of the tax benefit of this carryforward at September 30, 2020 and December 31, 2019, respectively. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent percent for the three and nine months ended September 30, 2020 and 2019 to income (loss) from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Application of statutory income tax rate	$(838,829)	$(4,097,584)	$(63,749,653)	$(1,115,290)
State income taxes, net of federal tax expense	(9,494)	(19,632)	15,717	503,932
Federal Tax Attributable to Income of Real Estate Investment Trust	773,927	3,984,180	63,720,129	1,044,600
Other	(932)	40,330	(160,070)	(15,914)
Total income tax expense (benefit)	$(75,328)	$(92,706)	$(173,877)	$417,328
The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Current tax expense (benefit)
Federal	$(2,431)	$—	$(414,505)	$216,093
State (net of federal tax expense (benefit))	—	(1,270)	15,000	136,381
Total current tax expense (benefit)	$(2,431)	$(1,270)	$(399,505)	$352,474
Deferred tax expense (benefit)
Federal	$(63,403)	$(73,074)	$224,911	$(302,697)
State (net of federal tax expense (benefit))	(9,494)	(18,362)	717	367,551
Total deferred tax expense (benefit)	$(72,897)	$(91,436)	$225,628	$64,854
Total income tax expense (benefit), net	$(75,328)	$(92,706)	$(173,877)	$417,328

Table of Contents	Glossary of Defined Terms

7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	September 30, 2020	December 31, 2019
Land	$605,070	$605,070
Natural gas pipeline	124,618,840	124,614,696
Construction work in progress	1,153,873	—
Vehicles and trailers	679,678	671,962
Office equipment and computers	268,559	268,559
Gross property and equipment	$127,326,020	$126,160,287
Less: accumulated depreciation	(21,815,093)	(19,304,610)
Net property and equipment	$105,510,927	$106,855,677
Depreciation expense was $845 thousand and $2.5 million for the three and nine months ended September 30, 2020, and $843 thousand and $2.5 million for the three and nine months ended September 30, 2019. As of September 30, 2020, the Company has $1.2 million in construction work in progress primarily related to the STL Interconnect project, which will allow gas to be delivered by STL Pipeline LLC and received by MoGas. The project is expected to be completed in the fourth quarter of 2020.
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
During the three months ended June 30, 2020 and September 30, 2020, the Company did not earn the incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.
In reviewing the application of the quarterly management fee provisions of the Management Agreement to the net proceeds received from the offering of 5.875% Convertible Notes, which closed on August 12, 2019, the Manager waived any incremental management fee due as of the end of the first three quarters of 2020 based on such proceeds (other than the cash portion of such proceeds that was utilized in connection with the exchange of the Company’s 7.00% Convertible Notes).
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
Fees incurred under the Management Agreement for the three and nine months ended September 30, 2020 were $932 thousand and $4.1 million compared to $1.6 million and $5.2 million for the three and nine months ended September 30, 2019. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and nine months ended September 30, 2020 were $37 thousand and $166 thousand compared to $64 thousand and $200 thousand for the three and nine months ended September 30, 2019. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
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

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2020		December 31, 2019
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$104,221,404	$104,221,404	$120,863,643	$120,863,643
Financing notes receivable (Note 5)	Level 3	1,202,960	1,202,960	1,235,000	1,235,000
Financial Liabilities:
Secured credit facilities	Level 2	$—	$—	$33,785,930	$33,785,930
7.00% Unsecured Convertible Senior Notes	Level 1	—	—	2,084,178	2,820,832
5.875% Unsecured Convertible Senior Notes	Level 2	114,843,705	84,957,044	116,239,318	122,508,000
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
10. DEBT
The following is a summary of the Company's debt facilities and balances as of September 30, 2020 and December 31, 2019:

	Total Commitment or Original Principal	Quarterly Principal Payments		September 30, 2020		December 31, 2019
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility:
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	2.90%	$—	4.51%
MoGas Revolver	1,000,000	—	7/28/2022	—	2.90%	—	4.51%
Omega Line of Credit	1,500,000	—	4/30/2021	—	4.15%	—	5.76%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility (1)	41,000,000	882,000	12/29/2022	—	—%	33,944,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	—	7.00%	2,092,000	7.00%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	120,000,000	5.875%
Total Debt				$118,050,000		$156,036,000
Less:
Unamortized deferred financing costs(2)				$405,949		$635,351
Unamortized discount on 7.00% Convertible Senior Notes				—		6,681
Unamortized discount on 5.875% Convertible Senior Notes				2,800,346		3,284,542
Total Debt, net of deferred financing costs				$114,843,705		$152,109,426
Debt due within one year				$—		$5,612,178
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
Effective May 14, 2020, the Company entered into a Limited Consent with the Lenders under the CorEnergy Revolver that is part of the CorEnergy Credit Facility, pursuant to which the Lenders agreed to extend the required date for delivery of the Company's financial statements for the fiscal quarter ended March 31, 2020 to coordinate with the Company's previously announced extension of the filing date for its first quarter Form 10-Q pursuant to applicable SEC relief (which filing and delivery occurred within the permitted extension period). The Limited Consent also documented notice previously provided by the Company to the Agent that certain events of default occurred under the Company’s lease for its GIGS asset, as a result of the tenant under the Grand Isle Lease Agreement having failed to pay the rent due for April and May 2020. The Limited Consent is subject to the Company’s continued compliance with all of the other terms of the CorEnergy Revolver, and includes the Company’s agreement with the Lenders that the borrowing base value of the GIGS asset for purposes of the CorEnergy Revolver shall be zero, effective as of the Company’s March 31, 2020 balance sheet date. The Company also provided written notification to the Lenders of the EGC Tenant's nonpayment of rent in June, July and August 2020 and will provide any further required notices on a quarterly basis.
As of September 30, 2020, the Company was in compliance with all covenants of the CorEnergy Credit Facility, and the Company had no borrowings outstanding. The Company had approximately $57.9 million and $1.0 million of availability under the CorEnergy Revolver and MoGas Revolver, respectively.
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
Effective May 8, 2020, Pinedale LP entered into a Standstill Agreement with Prudential. The Standstill Agreement anticipated Pinedale LP’s notification to Prudential of two Events of Default under the Amended Pinedale Term Credit Facility (the “Specified Events of Default”) as a result of the occurrence of either (i) any bankruptcy filing by UPL or Ultra Wyoming and (ii) any resulting impact on Pinedale LP’s net worth covenant under the Amended Pinedale Term Credit Facility due to any accounting impairment of the assets of Pinedale LP triggered by any such bankruptcy filing of Ultra Wyoming. Under the Standstill Agreement, Prudential agreed to forbear through September 1, 2020, or the earlier occurrence of a separate Event of Default under the Amended Pinedale Term Credit Facility (the “Standstill Period”) from exercising any rights they may have had to accelerate and declare the outstanding balance under the credit facility immediately due and payable as a result of the occurrence of either of the Specified Events of Default, provided that there were no other Events of Default and Pinedale LP continued to meet its obligations under all of the other terms of the Amended Pinedale Term Credit Facility. The Standstill Agreement also required that Pinedale LP not make any distributions to the Company during the Standstill Period and that interest was to accrue and be payable from the effective date of such agreement at the Default Rate of interest provided for in the Amended Pinedale Term Credit Facility, which increased the effective interest rate to 8.50 percent.
As previously discussed in Note 3 ("Leased Properties And Leases"), Pinedale LP and the Company entered into the Release Agreement with Prudential related to the Amended Pinedale Term Credit Facility, which had an outstanding balance of approximately $32.0 million, net of $132 thousand of deferred debt issuance costs. Pursuant to the Release Agreement, the

Table of Contents	Glossary of Defined Terms

$18.0 million sale proceeds were provided by Ultra Wyoming directly to Prudential at closing of the Pinedale LGS sale transaction on June 30, 2020. The Company also provided all cash available at Pinedale LP of approximately $3.3 million (including $198 thousand for accrued interest) to Prudential in exchange for (i) the release of all liens on the Pinedale LGS and the other assets of Pinedale LP, (ii) the termination of the Company’s pledge of equity interests of the general partner of Pinedale LP, (iii) the termination and satisfaction in full of the obligations of Pinedale LP under the Amended Pinedale Term Credit Facility and (iv) a general release of any other obligations of Pinedale LP and/or the Company and their respective directors, officers, employees or agents pertaining to the Amended Pinedale Term Credit Facility. The Release Agreement resulted in a gain on extinguishment of debt of approximately $11.0 million for the nine months ended September 30, 2020.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three and nine months ended September 30, 2020 and 2019 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
CorEnergy Credit Facility	$143,636	$143,635	$430,906	$430,906
Amended Pinedale Term Credit Facility	—	13,205	26,410	39,616
Total Deferred Debt Cost Amortization Expense (1)(2)	$143,636	$156,840	$457,316	$470,522
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

Additionally, during the first quarter of 2020, certain holders elected to convert $416 thousand of 7.00% Convertible Notes for approximately 12,605 shares of common stock. On June 12, 2020, the Company paid $1.7 million in aggregate principal and $59 thousand in accrued interest upon maturity of the 7.00% Convertible Notes to extinguish the remaining debt outstanding.
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
On April 29, 2020, the Company repurchased approximately $2.0 million face amount of its 5.875% Convertible Notes for approximately $1.3 million, including $24 thousand of accrued interest. The repurchase resulted in a gain on extinguishment of debt of $576 thousand for the nine months ended September 30, 2020. Subsequent to the transaction, the Company has $118.1 million aggregate principal amount of 5.875% Convertible Notes outstanding.
Convertible Note Interest Expense
The following is a summary of the impact of convertible notes on interest expense for the three and nine months ended September 30, 2020 and 2019:

Convertible Note Interest Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
7.00% Convertible Notes:
Interest Expense	$—	$632,189	$55,331	$3,265,626
Discount Amortization	—	62,030	6,681	312,079
Deferred Debt Issuance Amortization	—	4,051	1,141	20,382
Total 7.00% Convertible Notes	$—	$698,270	$63,153	$3,598,087

5.875% Convertible Notes:
Interest Expense	$1,733,859	$959,583	$5,239,129	$959,583
Discount Amortization	143,607	79,478	433,932	79,478
Deferred Debt Issuance Amortization	20,818	10,623	62,905	10,623
Total 5.875% Convertible Notes	$1,898,284	$1,049,684	$5,735,966	$1,049,684
Total Convertible Note Interest Expense	$1,898,284	$1,747,954	$5,799,119	$4,647,771
Including the impact of the convertible debt discount and related deferred debt issuance costs, (i) the effective interest rate on the 7.00% Convertible Notes is approximately 7.7 percent for each of the three and nine months ended September 30, 2019, and (ii) the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for each of the three and nine months ended September 30, 2020 and 2019, respectively.

Table of Contents	Glossary of Defined Terms

Debt Covenant Considerations
In accordance with GAAP, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and conditional and unconditional obligations due over the next twelve months. As discussed in this footnote, the Company was in compliance with its debt covenants under the CorEnergy Credit Facility as of September 30, 2020.
The Company has considered the projected impact of COVID-19 and the significant disruptions and volatility in the global energy markets on the ability of its EGC Tenant to pay rent, which represents a significant portion of the Company's lease revenues and operating cash flows. Based on its analysis of future compliance with its financial covenants, management has determined that the Company may violate certain financial covenants under the CorEnergy Credit Facility starting in the fourth quarter of 2020 if covenant waivers are not obtained. If the Company were to violate one or more financial covenants, the lenders could declare the Company in default and could accelerate the amounts due under a portion or all of the Company’s outstanding debt under the CorEnergy Credit Facility. Further, a default under one debt agreement could trigger cross-default provisions within certain of the Company's other debt agreements. While these conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the financial statements are issued, management has concluded that such doubt is mitigated by the considerations discussed below, which lead to a conclusion that the Company will continue to be able to fund current obligations as they become due one year from the date of issuance of these financial statements.
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
11. STOCKHOLDERS' EQUITY
The Company's Board of Directors authorized a securities repurchase program for the Company to buy up to the remaining amount of its 7.00% Convertible Notes prior to maturity on June 15, 2020 and up to $5.0 million of its common stock and 7.375% Series A Preferred Stock, which commenced March 21, 2020. Purchases were made through the program until it expired on August 20, 2020.
PREFERRED STOCK
As of September 30, 2020, the Company has a total of 5,010,814 depository shares outstanding, or approximately 50,108 whole shares of its 7.375% Series A Preferred Stock. On March 30, 2020, the Company repurchased 8,913 depository shares of Series A Preferred Stock for approximately $162 thousand in cash.
See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of September 30, 2020, the Company has 13,651,521 of common shares issued and outstanding. See Note 13 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan. As of September 30, 2020, the Company has issued 22,003 shares of common stock under its dividend reinvestment plan pursuant to the shelf, resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.

Table of Contents	Glossary of Defined Terms

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
12. EARNINGS (LOSS) PER SHARE
Basic loss per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted loss per share for the three and nine months ended September 30, 2020 and 2019 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Notes and the 5.875% Convertible Notes, as applicable, because such impact is antidilutive. The remaining 7.00% Convertible Notes matured on June 15, 2020.
Under the if converted method, the 5.875% Convertible Notes would result in an additional 2,361,000 common shares outstanding for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, under the if-converted method, the 7.00% Convertible Notes and 5.875% Convertible Notes would have resulted in an additional 2,567,454 common shares outstanding.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Loss attributable to CorEnergy Stockholders	$(3,919,098)	$(19,419,600)	$(303,395,899)	$(5,728,233)
Less: preferred dividend requirements	2,309,672	2,313,780	6,880,137	6,941,688
Net Loss attributable to Common Stockholders	$(6,228,770)	$(21,733,380)	$(310,276,036)	$(12,669,921)
Weighted average shares - basic	13,651,521	13,188,546	13,650,449	12,870,357
Basic loss per share	$(0.46)	$(1.65)	$(22.73)	$(0.98)

Net Loss attributable to Common Stockholders (from above)	$(6,228,770)	$(21,733,380)	$(310,276,036)	$(12,669,921)
Add: After tax effect of convertible interest	—	—	—	—
Loss attributable for dilutive securities	$(6,228,770)	$(21,733,380)	$(310,276,036)	$(12,669,921)
Weighted average shares - diluted	13,651,521	13,188,546	13,650,449	12,870,357
Diluted loss per share	$(0.46)	$(1.65)	$(22.73)	$(0.98)

13. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend Declaration
On October 27, 2020 the Company's Board of Directors declared a 2020 third quarter dividend of $0.05 per share for CorEnergy common stock. The dividend is payable on November 30, 2020 to stockholders of record on November 16, 2020. As previously disclosed in the Company's Current Report on Form 8-K filed on October 27, 2020, the Company will pay this quarter's common stock dividend entirely in cash.
Preferred Stock Dividend Declaration
On October 27, 2020, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend is payable on November 30, 2020 to stockholders of record on November 16, 2020.

Table of Contents	Glossary of Defined Terms

MoGas Transportation Agreement
During the fourth quarter of 2020, MoGas entered into a new long-term firm transportation services agreement with Spire, its largest customer. Refer to Note 4 ("Transportation And Distribution Revenue") for further information.

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
RECENT DEVELOPMENTS
The COVID-19 pandemic-related reduction in energy demand and the uncertainty of production from OPEC members, US producers and other international suppliers caused significant disruptions and volatility in the global oil marketplace during 2020, which have adversely affected our tenants. In response to COVID-19, governments around the world have implemented stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures have adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by our pipelines, terminals and other facilities. There is significant uncertainty regarding how long these conditions will persist and the impact of the virus on the energy industry and potential impacts to our business. For further discussion, see Part II, Item 1A, "Risk Factors."
Events as described above resulted in decreases of current and expected long-term crude oil prices along with significant reductions to the market capitalization and bankruptcy filings of many oil and gas producing companies, including our tenants. Our tenant under the Grand Isle Lease Agreement was impacted by these economic events and ceased paying rent starting on April 1 and continuing into November of 2020. These events triggered our review of the carrying value of our long-lived GIGS asset as of March 31, 2020. Our evaluation resulted in the recognition of a $140.3 million impairment for our GIGS asset and a $30.1 million non-cash write-off of the deferred rent receivable for the Grand Isle Lease Agreement. While we have seen an improvement in the situation at our GIGS asset amid rising oil prices from the low points in early 2020 and a restart of production by the EGC Tenant in June of 2020, we continue to seek resolution of the nonpayment of rent. These efforts were slowed by events in the third quarter, including multiple hurricanes and related shut-ins.
As a result of the bankruptcy filing of UPL and Ultra Wyoming, the guarantor and tenant (respectively) of the Pinedale Lease Agreement, the tenant's motion to reject the lease effective June 30, 2020 and the sale of the Pinedale LGS to Ultra Wyoming for $18.0 million on June 30, 2020, we recognized a loss from the Pinedale Transaction of approximately $136.0 million, net of a gain on extinguishment of related debt, for the nine months ended September 30, 2020. For a further discussion of these matters, see Part I, Item 1, Note 3 ("Leased Properties And Leases"). The events and conditions surrounding COVID-19, volatility in the global energy markets, the nonpayment of rent by our EGC Tenant and the sale of the Pinedale LGS to Ultra Wyoming have impacted and are expected to continue to adversely impact our lease revenue and operating cash flows. Refer to "Dividends" and "Liquidity and Capital Resources" for further discussion.
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

Table of Contents	Glossary of Defined Terms

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
Our assets are predominately mission-critical to our customers, in that utilization of our assets is necessary for the business they seek to conduct and their rental payments are an essential operating expense. For example, our crude oil gathering system assets are necessary to the exploitation of upstream crude oil reserves, so the operators' lease of those assets is economically critical to their operations. Some of our assets are subject to rate regulation by FERC or state public utility commissions. Further, energy infrastructure assets are an essential component of the U.S. economy that give us the opportunity to assist the capital expansion plans and meet the capital needs of various midstream and upstream participants.
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
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of September 30, 2020, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Table of Contents	Glossary of Defined Terms

RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three and nine months ended September 30, 2020 and 2019. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2019, is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue
Lease revenue	$20,126	$16,984,903	$21,320,998	$50,338,489
Deferred rent receivable write-off	—	—	(30,105,820)	—
Transportation and distribution revenue	4,573,155	4,068,338	14,156,361	13,808,064
Financing revenue	32,099	28,003	88,319	89,532
Total Revenue	4,625,380	21,081,244	5,459,858	64,236,085
Expenses
Transportation and distribution expenses	1,438,443	1,116,194	4,035,807	3,866,092
General and administrative	2,793,568	2,494,240	10,195,635	8,104,502
Depreciation, amortization and ARO accretion expense	2,169,806	5,645,342	11,479,799	16,935,688
Loss on impairment of leased property	—	—	140,268,379	—
Loss on impairment and disposal of leased property	—	—	146,537,547	—
Loss on termination of lease	—	—	458,297	—
Total Expenses	6,401,817	9,255,776	312,975,464	28,906,282
Operating Income (Loss)	$(1,776,437)	$11,825,468	$(307,515,606)	$35,329,803
Other Income (Expense)
Net distributions and other income	$29,654	$360,182	$449,512	$902,056
Interest expense	(2,247,643)	(2,777,122)	(8,053,650)	(7,582,199)
Gain (loss) on extinguishment of debt	—	(28,920,834)	11,549,968	(33,960,565)
Total Other Income (Expense)	(2,217,989)	(31,337,774)	3,945,830	(40,640,708)
Loss before income taxes	(3,994,426)	(19,512,306)	(303,569,776)	(5,310,905)
Income tax expense (benefit), net	(75,328)	(92,706)	(173,877)	417,328
Net Loss attributable to CorEnergy Stockholders	(3,919,098)	(19,419,600)	(303,395,899)	(5,728,233)
Preferred dividend requirements	2,309,672	2,313,780	6,880,137	6,941,688
Net Loss attributable to Common Stockholders	$(6,228,770)	$(21,733,380)	$(310,276,036)	$(12,669,921)

Other Financial Data (1)
Adjusted EBITDAre	$423,023	$17,830,992	$21,783,748	$53,167,547
NAREIT FFO	(4,175,478)	(16,199,030)	(11,877,213)	3,932,790
FFO	(4,175,478)	(16,153,825)	(12,026,798)	4,136,700
AFFO	(2,879,414)	13,067,911	8,957,743	39,694,124
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenue. Consolidated revenues were $4.6 million for the three months ended September 30, 2020 compared to $21.1 million for the three months ended September 30, 2019, representing a decrease of $16.5 million. Lease revenue was $20 thousand for the three months ended September 30, 2020 compared to $17.0 million for the three months ended September 30, 2019, resulting in a decrease of approximately $17.0 million from the prior-year period. The decrease in lease revenue was primarily driven by (i) the non-payment of rent due for the GIGS asset ($10.2 million), (ii) the decrease in base rent resulting from the sale of our Pinedale LGS asset during the second quarter of 2020 ($5.5 million) and (iii) the decrease in participating rent at Pinedale ($1.4 million). Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the nonpayment of rent by the EGC Tenant and the sale of the Pinedale LGS asset.
Transportation and distribution revenue from our subsidiaries, MoGas and Omega, was $4.6 million and $4.1 million for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $505 thousand. The increase was primarily driven by the FERC rate case settlement between MoGas and FERC, which was approved in August of 2019. The

Table of Contents	Glossary of Defined Terms

Company recorded the final refund liability adjustment upon settlement in the third quarter of 2019; therefore, the revenue recognized for the three months ended September 30, 2020 is at the final settlement rates. The increase was also driven by increased system maintenance at Omega due to the timing of projects.
Transportation and Distribution Expenses. Transportation and distribution expenses were $1.4 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $322 thousand. The increase relates primarily to higher system maintenance expense at Omega due to the timing of projects.
General and Administrative Expenses. General and administrative expenses were $2.8 million for the three months ended September 30, 2020 compared to $2.5 million for the three months ended September 30, 2019. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	September 30, 2020	September 30, 2019
Management fees	$932,457	$1,644,484
Acquisition and professional fees	1,589,673	560,939
Other expenses	271,438	288,817
Total	$2,793,568	$2,494,240
Management fees are directly proportional to our asset base. For the three months ended September 30, 2020, management fees decreased $712 thousand compared to the prior-year period primarily due to (i) a decrease in our asset base as a result of the sale of the Pinedale LGS at the end of the second quarter of 2020 and (ii) a decrease in the incentive fee, which was not earned in the current period. The management fee for the three months ended September 30, 2020 and 2019 was reduced by approximately $247 thousand and $255 thousand, respectively, as a result of waivers to exclude the net proceeds from the 5.875% Convertible Notes offering in August of 2019 (other than the cash portion of such proceeds utilized in connection with the exchange of the Company’s 7.00% Convertible Notes). See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended September 30, 2020 increased $1.0 million from the prior-year period, primarily as a result of a $932 thousand increase in asset acquisition expenses. The increase in asset acquisition expenses was attributable to elevated expenses in the current-year period related to acquisition opportunities that have advanced to various stages of due diligence. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. As a result, asset acquisition expenses of $947 thousand for the three months ended September 30, 2020 are reflected as an addback to AFFO. Refer to the "Non-GAAP Financial Measures" section for a reconciliation of Net Loss attributable to CorEnergy stockholders to AFFO. Professional fees increased $97 thousand primarily as a result of higher legal and consulting costs in the current-year period related to the ongoing litigation with EGC/Cox Oil and asset monitoring.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $2.2 million and $5.6 million for the three months ended September 30, 2020 and 2019, respectively. This decrease was primarily related to depreciation expense, which decreased approximately $3.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in depreciation expense was driven by (i) a full quarter reduction in depreciation for the Pinedale LGS as a result of the sale of the asset to Ultra Wyoming at the end of the second quarter of 2020 ($2.2 million) and (ii) the impairment of the GIGS asset during the first quarter of 2020 which resulted in a reduced carrying value and a decrease in the remaining useful life of the GIGS asset beginning in the second quarter of 2020 ($1.3 million).
Net Distributions and Other Income. Net distributions and other income was $30 thousand for the three months ended September 30, 2020 compared to $360 thousand for the three months ended September 30, 2019. This decrease was primarily related to interest income, which decreased approximately $314 thousand from the prior-year period due to a reduction in cash and declining interest rates during the three months ended September 30, 2020.
Interest Expense. For the three months ended September 30, 2020 and 2019, interest expense totaled approximately $2.2 million and $2.8 million, respectively. The decrease of $529 thousand was primarily attributable to lower interest expense due to (i) the maturity of the remaining outstanding 7.00% Convertible Notes during the second quarter of 2020, (ii) the settlement of the Amended Pinedale Term Credit Facility at the end of the second quarter of 2020, partially offset by (iii) additional interest expense incurred as a result of the 5.875% Convertible Notes Offering in August of 2019. For additional information, see Part I, Item 1, Note 10 ("Debt").

Table of Contents	Glossary of Defined Terms

Loss on Extinguishment of Debt. For the three months ended September 30, 2019, a loss on extinguishment of debt of $28.9 million was recorded in connection with the 7.00% Convertible Notes exchange entered into on August 15, 2019. For additional information, see Part I, Item 1, Note 10 ("Debt"). There was no loss on extinguishment of debt recorded for the three months ended September 30, 2020.
Income Tax Benefit. Income tax benefit was $75 thousand for the three months ended September 30, 2020, as compared to $93 thousand for the three months ended September 30, 2019. The income tax benefit in the current year period is primarily the result of an increase in net operating loss carryforwards generated at certain TRS entities, partially offset by certain fixed asset and deferred contract revenue activities. The income tax benefit recorded in the prior-year period was primarily the result of an increase in net operating loss carryforwards generated at certain TRS entities and the impact of the refund liability related to the FERC rate case settlement, partially offset by certain fixed asset and deferred contract revenue activities.

Net Loss. Net loss attributable to CorEnergy stockholders was $(3.9) million and $(19.4) million for the three months ended September 30, 2020 and 2019, respectively. After deducting $2.3 million for the portion of preferred dividends that are allocable to both respective periods, net loss attributable to common stockholders for the three months ended September 30, 2020 was $(6.2) million, or $(0.46) per basic and diluted common share as compared to $(21.7) million, or $(1.65) per basic and diluted common share for the prior-year period.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenue. Consolidated revenues were $5.5 million for the nine months ended September 30, 2020 compared to $64.2 million for the nine months ended September 30, 2019. Lease revenue was $21.3 million and was fully offset by the non-cash write-off of the deferred rent receivable of $30.1 million related to the Grand Isle Lease Agreement, resulting in a loss of $8.8 million for the nine months ended September 30, 2020. Lease revenue was $50.3 million for the nine months ended September 30, 2019, resulting in a decrease of approximately $59.1 million from the prior-year period. The decrease in lease revenue was driven primarily by (i) the non-cash write-off of the deferred rent receivable ($30.1 million), which was determined to be no longer probable of collection in the first quarter of 2020, (ii) the non-payment of rent due for the GIGS asset in the second and third quarters of 2020 ($20.3 million), (iii) the decrease in rent resulting from the sale of our Pinedale LGS asset during the second quarter of 2020 ($5.2 million) and (iv) the decrease in participating rent at Pinedale ($3.4 million). Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the impairment of the deferred rent receivable, nonpayment of rent by the EGC Tenant and the sale of the Pinedale LGS asset.
Transportation and distribution revenue from our subsidiaries, MoGas and Omega, was $14.2 million and $13.8 million for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of approximately $348 thousand. The increase was primarily driven by increased system maintenance at Omega due to the timing of projects.
Transportation and Distribution Expenses. Transportation and distribution expenses remained relatively consistent at $4.0 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of approximately $170 thousand. The increase relates primarily to higher system maintenance expense at Omega due to the timing of projects, partially offset by lower legal and maintenance costs at MoGas.
General and Administrative Expenses. General and administrative expenses were $10.2 million for the nine months ended September 30, 2020 compared to $8.1 million for the nine months ended September 30, 2019. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Management fees	$4,139,721	$5,176,223
Acquisition and professional fees	5,076,904	1,845,381
Other expenses	979,010	1,082,898
Total	$10,195,635	$8,104,502

Table of Contents	Glossary of Defined Terms

Management fees are directly proportional to our asset base. For the nine months ended September 30, 2020, management fees decreased $1.0 million compared to the prior-year period primarily due to (i) a decrease in our asset base as a result of the sale of the Pinedale LGS at the end of the second quarter of 2020, (ii) the management fee waivers in the current-year period to exclude the net proceeds from the 5.875% Convertible Notes offering in August of 2019 (other than the cash portion of such proceeds utilized in connection with the exchange of the Company’s 7.00% Convertible Notes) and (iii) a full waiver of the incentive fee for the first quarter of 2020 and no incentive fee earned for the second and third quarters of 2020. The management fee waivers to exclude the net proceeds from the 5.875% Convertible Notes offering in August of 2019 waived approximately $749 thousand and $255 thousand of the management fees for the nine months ended September 30, 2020 and 2019, respectively. In connection with the management fee waivers covering the nine months ended September 30, 2020, we also agreed with the Manager that the incremental management fees paid for the second quarter of 2020 would include approximately $592 thousand for the assets involved in the Pinedale Transaction, which were under management for all but the last day of the prior period. See Part I, Item 1, Note 8 ("Management Agreement") for additional information.
Acquisition and professional fees for the nine months ended September 30, 2020 increased $3.2 million from the prior-year period primarily as a result of professional fees, which increased approximately $2.2 million during the current-year period. The increase in professional fees was attributable to (i) higher legal and consulting costs in the current-year period related to the ongoing litigation with EGC/Cox Oil and valuation of the GIGS asset and (ii) higher legal and consulting costs related to the UPL bankruptcy and the ultimate sale of our Pinedale LGS asset to Ultra Wyoming. Asset acquisition expenses increased approximately $988 thousand due to acquisition opportunities which have advanced into various stages of due diligence. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. As a result, asset acquisition expenses of $1.1 million for the nine months ended September 30, 2020 are reflected as an addback to AFFO. Refer to the "Non-GAAP Financial Measures" section for a reconciliation of Net Loss attributable to CorEnergy stockholders to AFFO.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $11.5 million for the nine months ended September 30, 2020 compared to $16.9 million for the nine months ended September 30, 2019. This decrease was primarily related to depreciation expense, which decreased approximately $5.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in depreciation expense was driven by (i) a reduction in depreciation for the Pinedale LGS in the second and third quarters of 2020 as a result of the sale of the asset to Ultra Wyoming ($2.9 million) and (ii) the impairment of the GIGS asset during the first quarter of 2020 which resulted in a reduced carrying value and a decrease in the remaining useful life of the GIGS asset beginning in the second quarter of 2020 ($2.6 million).
Loss on Impairment of Leased Property. For the nine months ended September 30, 2020, we recognized a $140.3 million loss on impairment of leased property related to our GIGS asset. The impairment analysis was triggered by the impacts of the COVID-19 pandemic and significant decline in the global energy markets, which adversely impacted the EGC Tenant under the Grand Isle Lease Agreement. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the impairment, including the valuation methodology used to determine the fair value of the GIGS asset.
Loss on Impairment and Disposal of Leased Property. For the nine months ended September 30, 2020, we recognized a $146.5 million loss on impairment and disposal of leased property related to our Pinedale LGS asset. The impairment and sale of the Pinedale LGS was triggered by the bankruptcy of the Pinedale LGS tenant, Ultra Wyoming, during the second quarter of 2020. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the impairment and sale of the Pinedale LGS asset.
Loss on Termination of Lease. For the nine months ended September 30, 2020, we recognized a $458 thousand loss on termination of lease related to the sale of our Pinedale LGS asset during the second quarter of 2020, which resulted in the termination of the Pinedale Lease Agreement. Refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") for further discussion of the sale of the Pinedale LGS asset and lease termination.
Net Distributions and Other Income. Net distributions and other income for the nine months ended September 30, 2020 was $450 thousand compared to $902 thousand for the nine months ended September 30, 2019. The decrease was primarily related to interest income, which decreased approximately $403 thousand from the prior-year period due to a reduction in cash and declining interest rates during the nine months ended September 30, 2020.
Interest Expense. For the nine months ended September 30, 2020 and 2019, interest expense totaled approximately $8.1 million and $7.6 million, respectively. The increase of $471 thousand was primarily attributable to (i) additional interest expense incurred as a result of the 5.875% Convertible Notes Offering in August of 2019, partially offset by lower interest expense due to (ii) the exchanges completed during the first and third quarters of 2019 and maturity of the remaining outstanding 7.00%

Table of Contents	Glossary of Defined Terms

Convertible Notes during the second quarter of 2020 and (iii) the settlement of the Amended Pinedale Term Credit Facility at the end of the second quarter of 2020. For additional information, see Part I, Item 1, Note 10 ("Debt").
Gain (Loss) on Extinguishment of Debt. For the nine months ended September 30, 2020, a gain on extinguishment of debt of $11.5 million was recognized for (i) the release agreement entered into with Prudential for the Amended Pinedale Term Credit Facility in connection with the sale of the Pinedale LGS on June 30, 2020 ($11.0 million) and (ii) the repurchase of the 5.875% Convertible Notes completed in April of 2020 ($576 thousand). For the nine months ended September 30, 2019, a loss on extinguishment of debt totaling approximately $34.0 million was recorded in connection with the 7.00% Convertible Notes exchanges completed during the first and third quarters of 2019. For additional information, see Part I, Item 1, Note 10 ("Debt").
Income Tax Expense (Benefit). Income tax benefit was $174 thousand for nine months ended September 30, 2020, as compared to income tax expense of $417 thousand for the nine months ended September 30, 2019. The income tax benefit in the current year period is primarily the result of net operating loss carrybacks allowed under the CARES Act enacted in March of 2020 and net operating loss carryforwards generated at certain of our TRS entities, partially offset by certain fixed asset, deferred contract revenue and refund liability settlement activities. The income tax expense recorded in the prior-year period was primarily the result of (i) a change in our state effective rate due to changes in state law and state operations by certain of our TRS entities, (ii) the impact of the 2018 K-1 for our Lightfoot investment and (iii) the impact of the refund liability related to the FERC rate case settlement.
Net Loss. Net loss attributable to CorEnergy stockholders was $(303.4) million and $(5.7) million for the nine months ended September 30, 2020 and 2019, respectively. After deducting $6.9 million for the portion of preferred dividends that are allocable to both respective periods, net loss attributable to common stockholders for the nine months ended September 30, 2020 was $(310.3) million, or $(22.73) per basic and diluted common share compared to $(12.7) million, or $(0.98) per basic and diluted common share for the prior-year period.
Common Equity Attributable to CorEnergy Stockholders per Share
As of September 30, 2020, our common equity decreased by approximately $321.4 million to $29.8 million from $351.2 million as of December 31, 2019. This decrease principally consists of: (i) the net loss attributable to CorEnergy common stockholders of approximately $310.3 million, which was driven by the impairment of leased property for the Grand Isle Gathering System ($140.3 million), the impairment and disposal of leased property related to the Pinedale LGS ($146.5 million) and the deferred rent receivable write-off for the Grand Isle Lease Agreement ($30.1 million), partially offset by gains on extinguishment of debt ($11.5 million) and (ii) dividends paid to our common stockholders of approximately $11.6 million, partially offset by (iii) $419 thousand of common stock issued pursuant to conversions of the 7.00% Convertible Notes. The decrease in the book value per common share as of September 30, 2020 was driven by accounting events related to the impairments and additional write-offs (discussed above) calculated in accordance with U.S. GAAP.

Book Value Per Common Share
Analysis of Equity	September 30, 2020	December 31, 2019
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 and $125,493,175 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,108 and 50,197 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$125,270,350	$125,493,175
Capital stock, non-convertible, $0.001 par value; 13,651,521 and 13,638,916 shares issued and outstanding at September 30, 2020 and December 31, 2019 (100,000,000 shares authorized)	13,652	13,639
Additional paid-in capital	342,734,629	360,844,497
Accumulated retained deficit	(312,954,875)	(9,611,872)
Total CorEnergy Stockholders' Equity	$155,063,756	$476,739,439
Subtract: 7.375% Series A Preferred Stock	(125,270,350)	(125,493,175)
Total CorEnergy Common Equity	$29,793,406	$351,246,264
Common shares outstanding	13,651,521	13,638,916
Book Value per Common Share	$2.18	$25.75
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

Table of Contents	Glossary of Defined Terms

are presented because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net loss. The presentation of EBITDAre, Adjusted EBITDAre, NAREIT FFO, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net loss or indicators of any other performance measure determined in accordance with GAAP, nor are they indicative of funds available to fund our cash needs, including capital expenditures (if any), to make payments on our indebtedness or to make distributions. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net loss, cash flows from operating activities or revenues.
EBITDAre and Adjusted EBITDAre
EBITDAre and Adjusted EBITDAre are non-GAAP financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. EBITDAre, as established by NAREIT, is defined as net loss (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's pro rata share of EBITDAre of unconsolidated affiliates. Our presentation of Adjusted EBITDAre represents EBITDAre adjusted for deferred rent receivable write-off; (gain) loss on extinguishment of debt; provision for loan (gain) loss; and preferred dividend requirements.
We believe that the presentation of EBITDAre and Adjusted EBITDAre provides useful information to investors in assessing our financial condition and results of operations. Our presentation of EBITDAre is calculated in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies that do not use the NAREIT definition of EBITDAre. In addition, although EBITDAre is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing to non-REITs. Adjusted EBITDAre presented by other companies may not be comparable to our presentation, since each company may define these terms differently. EBITDAre and Adjusted EBITDAre should not be considered measures of liquidity and should not be considered as alternatives to operating income (loss), net loss or other indicators of performance determined in accordance with GAAP.
The following table presents a reconciliation of Loss Attributable to Common Stockholders, as reported in the Consolidated Statements of Operations to EBITDAre and Adjusted EBITDAre:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Loss Attributable to Common Stockholders	$(6,228,770)	$(21,733,380)	$(310,276,036)	$(12,669,921)
Add:
Interest expense, net	2,247,643	2,777,122	8,053,650	7,582,199
Depreciation, amortization, and ARO accretion	2,169,806	5,645,342	11,479,799	16,935,688
Loss on impairment of leased property	—	—	140,268,379	—
Loss on impairment and disposal of leased property	—	—	146,537,547	—
Loss on termination of lease	—	—	458,297	—
Less:
Income tax (expense) benefit	75,328	92,706	173,877	(417,328)
EBITDAre	$(1,886,649)	$(13,403,622)	$(3,652,241)	$12,265,294
Add:
Deferred rent receivable write-off	—	—	30,105,820	—
(Gain) loss on extinguishment of debt	—	28,920,834	(11,549,968)	33,960,565
Preferred dividend requirements	2,309,672	2,313,780	6,880,137	6,941,688
Adjusted EBITDAre	$423,023	$17,830,992	$21,783,748	$53,167,547

Table of Contents	Glossary of Defined Terms

NAREIT FFO
FFO is a widely used measure of the operating performance of real estate companies that supplements net loss determined in accordance with GAAP. As defined by NAREIT, NAREIT FFO represents net loss (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, impairment losses of depreciable properties, real estate-related depreciation and amortization (excluding amortization of deferred financing costs or loan origination costs) and other adjustments for unconsolidated partnerships and non-controlling interests. Adjustments for non-controlling interests are calculated on the same basis. We define FFO attributable to common stockholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO attributable to common stockholders may differ from methods used by other REITs and, as such, may not be comparable.
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
Both NAREIT FFO and FFO Adjusted for Securities Investments are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and that may also be the case with certain of the energy infrastructure assets in which we invest. NAREIT FFO and FFO Adjusted for Securities Investments exclude depreciation and amortization unique to real estate and gains and losses from property dispositions and extraordinary items. As such, these performance measures provide a perspective not immediately apparent from net loss when compared to prior-year periods. These metrics reflect the impact to operations from trends in base and participating rents, company operating costs, development activities, and interest costs.
We calculate NAREIT FFO in accordance with standards established over time by the Board of Governors of the National Association of Real Estate Investment Trusts, as restated and approved in a December 2018 White Paper and FFO Adjusted for Securities Investment as NAREIT FFO with additional adjustments described above due to our legacy investments. This may differ from the methodology for calculating FFO utilized by other REITs and, accordingly may not be comparable to such other REITs. NAREIT FFO and FFO Adjusted for Securities Investments do not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations, or other commitments and uncertainties. NAREIT FFO and FFO Adjusted for Securities Investments, as we have historically reported, should not be considered as an alternative to net loss (computed in accordance with GAAP), as an indicator of our financial performance, or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
AFFO
Management uses AFFO as a measure of long-term sustainable operational performance. AFFO in excess of dividends is used for debt repayment, capital reinvestment activities, funding our ARO liability, or other commitments and uncertainties which are necessary to sustain our dividend over the long term. AFFO should not be considered as an alternative to net loss (computed in accordance with GAAP), as an indicator of our financial performance, or as an alternative to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or service our indebtedness.
For completeness, the following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the three and nine months ended September 30, 2020 and 2019. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus deferred rent receivable write-off, (gain) loss on extinguishment of debt, provision for loan (gain) loss, net of tax, transaction costs, amortization of debt issuance costs, accretion of asset retirement obligation, non-cash costs associated with derivative instruments, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), income tax (expense) benefit unrelated to securities investments, amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment and AFFO Reconciliation
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Loss attributable to CorEnergy Stockholders	$(3,919,098)	$(19,419,600)	$(303,395,899)	$(5,728,233)
Less:
Preferred Dividend Requirements	2,309,672	2,313,780	6,880,137	6,941,688
Net Loss attributable to Common Stockholders	$(6,228,770)	$(21,733,380)	$(310,276,036)	$(12,669,921)
Add:
Depreciation	2,045,651	5,511,367	11,080,993	16,533,762
Amortization of deferred lease costs	7,641	22,983	53,607	68,949
Loss on impairment of leased property	—	—	140,268,379	—
Loss on impairment and disposal of leased property	—	—	146,537,547	—
Loss on termination of lease	—	—	458,297	—
NAREIT funds from operations (NAREIT FFO)	$(4,175,478)	$(16,199,030)	$(11,877,213)	$3,932,790
Less:
Income tax (expense) benefit from investment securities	—	(45,205)	149,585	(203,910)
Funds from operations adjusted for securities investments (FFO)	$(4,175,478)	$(16,153,825)	$(12,026,798)	$4,136,700
Add:
Deferred rent receivable write-off	—	—	30,105,820	—
(Gain) loss on extinguishment of debt	—	28,920,834	(11,549,968)	33,960,565
Transaction costs	946,817	14,799	1,145,807	157,380
Amortization of debt issuance costs	308,061	313,022	961,975	893,084
Accretion of asset retirement obligation	116,514	110,992	345,199	332,977
Income tax expense (benefit)	(75,328)	(137,911)	(24,292)	213,418
Adjusted funds from operations (AFFO)	$(2,879,414)	$13,067,911	$8,957,743	$39,694,124

Weighted Average Shares of Common Stock Outstanding:
Basic	13,651,521	13,188,546	13,650,449	12,870,357
Diluted	13,651,521	15,609,545	13,650,449	15,197,745
NAREIT FFO attributable to Common Stockholders
Basic	$(0.31)	$(1.23)	$(0.87)	$0.31
Diluted (1)	$(0.31)	$(1.23)	$(0.87)	$0.31
FFO attributable to Common Stockholders
Basic	$(0.31)	$(1.22)	$(0.88)	$0.32
Diluted (1)	$(0.31)	$(1.22)	$(0.88)	$0.32
AFFO attributable to Common Stockholders
Basic	$(0.21)	$0.99	$0.66	$3.08
Diluted (2)	$(0.21)	$0.94	$0.66	$2.89
(1) For the three and nine months ended September 30, 2020 and 2019 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 10 ("Debt") for additional details.
(2) For the three and nine months ended September 30, 2019, diluted per share calculations include a dilutive adjustment for convertible note interest expense. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 10 ("Debt") for additional details.
DIVIDENDS
Our portfolio of real property assets and promissory notes generates cash flow from which we pay distributions to stockholders. For the period ended September 30, 2020, the primary sources of our stockholder distributions include transportation and distribution revenue from MoGas and Omega due to the deterioration in our lease cash flows previously reported and described further below. Deterioration in the cash flows generated by MoGas and Omega would further impact our ability to fund distributions to stockholders.
As described elsewhere in this Report, our lease revenue and cash flows have been adversely impacted in the second and third quarters of 2020 as a result of the impacts of the COVID-19 pandemic and significant decline in the global energy markets, which resulted in our EGC Tenant's election to cease paying rent under the Grand Isle Lease Agreement beginning in the second quarter of 2020. The EGC's Tenant's nonpayment of rent resulted in reduced lease revenue cash flows of $9.7 million

Table of Contents	Glossary of Defined Terms

and $12.1 million for the second and third quarters of 2020, respectively. If the EGC Tenant elects to continue to not pay rent contractually due per the terms of the Grand Isle Lease Agreement, our lease revenue cash flows will be reduced by an additional $12.1 million during the fourth quarter of 2020. Additionally, the impairment of the Grand Isle Gathering System discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases") established a new fair value for the GIGS asset as of March 31, 2020, which is being depreciated over a shorter useful life beginning in the second quarter of 2020. Depreciation expense for the remainder of 2020 is expected to be $1.2 million per quarter for the GIGS asset.
As discussed elsewhere in this Report, we sold the Pinedale LGS to Ultra Wyoming, which terminated the Pinedale Lease Agreement on June 30, 2020. As a result, our cash flows from lease revenue for the Pinedale Lease Agreement were reduced by $5.5 million starting in the third quarter of 2020 and quarterly going forward. The base Pinedale lease revenue represented approximately $22.0 million of our annual lease revenue. Depreciation and amortization expense related to the Pinedale LGS prior to the second quarter of 2020 was approximately $2.2 million quarterly or approximately $8.9 million annually.
Based on our asset base prior to the events and conditions described above, we targeted a ratio of AFFO to dividends of 1.5 times. We believe that this level of coverage provided a prudent reserve level to achieve dividend stability and growth over the long term. For the period ended September 30, 2020, we realized a negative ratio of AFFO to dividends of (4.22) times, which is significantly below our target ratio. The significant decrease in our AFFO coverage ratio is due to the loss of revenue from our GIGS asset due to the EGC Tenant's nonpayment of rent, the loss of Pinedale LGS rent and increased general and administrative costs for the matters discussed in this Report related to the GIGS and Pinedale LGS assets. We expect our AFFO coverage ratio in subsequent quarters to continue to be adversely impacted until we can recover rent contractually due from the EGC Tenant under the Grand Isle Lease Agreement or engage in additional asset acquisitions to enhance our revenue generating asset base. The Board of Directors will continue to evaluate our dividend payments on a quarterly basis. There is no assurance that we will continue to make regular dividend payments at current levels.
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
On August 31, 2020 we paid dividends of $0.05 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On October 27, 2020, our Board of Directors declared dividends of $0.05 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock payable on November 30, 2020. As previously disclosed in our Current Report on Form 8-K filed on October 27, 2020, we will pay this quarter's common stock dividend entirely in cash.
MAJOR TENANTS
As of September 30, 2020, we had one significant lease following the sale of the Pinedale LGS and termination of Pinedale Lease Agreement on June 30, 2020. For additional information concerning the remaining lease and the sale of the Pinedale LGS and termination of the Pinedale Lease Agreement, see Part I, Item 1, Note 3 ("Leased Properties And Leases") included in this Report.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2019, and to Part I, Item 1, Note 3 ("Leased Properties And Leases"), Note 4 ("Transportation And Distribution Revenue") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio (excluding the Pinedale LGS) that occurred during and subsequent to the period ended September 30, 2020. For additional information concerning the

Table of Contents	Glossary of Defined Terms

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
On April 1, 2020, the EGC Tenant ceased paying rent due. The EGC Tenant is contractually obligated to pay rent and rent continues to accrue whether or not oil is being shipped. Following EGC Tenant's failure to pay rent due for April of 2020, a default occurred under the Grand Isle Lease Agreement. The EGC Tenant failed to make required rent payments through November of 2020. While we have seen an improvement in the situation at our GIGS asset amid rising oil prices from the low points in early 2020 and a restart of production by EGC Tenant in June 2020, we continue to seek resolution of the nonpayment of rent. These efforts were slowed by events in the third quarter, including multiple hurricanes and related shut-ins.
We are engaged in a number of legal matters with EGC and the EGC Tenant regarding the Grand Isle Lease Agreement, including the nonpayment of rent and EGC's attempt to set aside the guarantee obligations of EGC under the lease. We intend to enforce our rights under the lease, including previously disclosed efforts to enforce the reporting requirements in the lease, and expect to be able to enforce the guaranty. We have reached an agreement with EGC, the EGC Tenant and Cox Oil to stay each of the above-referenced legal matters indefinitely while seeking a business resolution for their various disputes. However, if the parties are unable to reach a settlement, we will resume these legal proceedings. For additional information, please refer to Part I, Item 1, Note 3 ("Leased Properties And Leases") and Part II, Item 1, Legal Proceedings, in this Report.
MoGas Pipeline
On April 24, 2020, MoGas entered into a Facilities Interconnect Agreement with Spire STL Pipeline LLC ("STL Pipeline"). Under the terms of the agreement, MoGas will construct an interconnect to allow gas to be delivered by STL Pipeline and received by MoGas for an estimated cost of approximately $3.9 million. Construction began during the third quarter of 2020 and is expected to be completed during the fourth quarter of 2020 at which point MoGas is expected to begin receiving incremental revenue as described below.
During the fourth quarter of 2020, MoGas entered into a new long-term firm transportation services agreement with Spire, its largest customer. Upon completion of the STL Interconnect project as described above, the agreement will increase Spire’s firm capacity from 62,800 dekatherms per day to 145,600 dekatherms per day through October 2030 and replace the previous firm transportation agreement. The new transportation contract is expected to generate approximately $2.0 million of incremental revenue annually.
MoGas has also entered into an additional ten-year firm transportation services agreement with Ameren Energy, an existing customer. The new agreement will provide incremental revenue for MoGas beginning in the fourth quarter of 2020 and is expected to generate approximately $1.0 million of incremental revenue annually.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of September 30, 2020:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
5.875% Convertible Debt	$118,050,000	$—	$—	$118,050,000	$—
Interest payments on 5.875% Convertible Debt		6,935,438	13,870,875	13,870,875	—
Totals		$6,935,438	$13,870,875	$131,920,875	$—
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2020, we had liquidity of approximately $162.1 million comprised of cash of $104.2 million plus revolver availability of $57.9 million. As discussed under the "CorEnergy Credit Facility" below, revolver availability excluded any borrowing base value from our GIGS asset, and there were no borrowings outstanding as of September 30, 2020. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. As discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases"), our tenant of the GIGS asset, EGC Tenant, a wholly owned indirect subsidiary of Cox Oil, elected to cease paying rent beginning in April 2020 through November 2020 to date, which significantly impacts our cash flows from operations. Additionally, we closed on the sale of the Pinedale LGS on June 30, 2020, and the Pinedale Lease Agreement was terminated. The resulting loss of rent from the Pinedale Lease Agreement significantly impacts our future cash flows from operations.
While our cash flows from operations have been and may continue to be adversely impacted by the events and conditions described above, management expects that our current cash liquidity will be sufficient to fund future operating requirements during this period of uncertainty. As discussed in Part I, Item 1, Note 10 ("Debt"), based on our analysis of future compliance with our financial covenants, management has determined that we may violate certain financial covenants under our CorEnergy Credit Facility starting in the fourth quarter of 2020 if covenant waivers are not obtained. If we were to violate one or more financial covenants, the lenders could declare us in default and could accelerate the amounts due under a portion or all of our outstanding debt under the CorEnergy Credit Facility. Further, a default under one debt agreement could trigger cross-default provisions within certain of our other debt agreements. While these conditions raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued, management has concluded that such doubt is mitigated by the considerations discussed below, which lead to a conclusion that we will continue to be able to fund current obligations as they become due one year from the date of issuance of the financial statements included in this Report.
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
There are acquisition opportunities that are in various stages of review, and consummation of any of these opportunities may depend on a number of factors beyond our control. There can be no assurance that any of these acquisition opportunities will

Table of Contents	Glossary of Defined Terms

result in consummated transactions. As part of our disciplined investment philosophy, we plan to use a moderate level of leverage, approximately 25 percent to 50 percent of assets, supplemented with accretive equity issuance as needed, subject to current market conditions. We may invest in assets subject to greater leverage which could be both recourse and non-recourse to us.
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(Unaudited)
Net cash provided by (used in):
Operating activities	$10,722,374	$47,765,530
Investing activities	(834,878)	4,720,934
Financing activities	(26,529,735)	(1,343,531)
Net change in cash and cash equivalents	$(16,642,239)	$51,142,933
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2020 were primarily attributable to (i) lease receipts of $21.1 million ($21.3 million lease revenue, plus $245 thousand of variable rent recognized in the prior year and collected in the current year period, offset by $493 thousand of straight-line rent accrued during the current year period, which was written-off at the end of the first quarter of 2020 in conjunction with the impairment of the deferred rent receivable), (ii) $9.7 million in net contributions from our operating subsidiaries MoGas and Omega and (iii) $466 thousand of income tax refunds, net, partially offset by (iv) $10.2 million in general and administrative expenses, (v) $9.1 million in cash paid for interest, (vi) a $1.0 million cash payment accounted for as an incremental cost to obtain a transportation contract.
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
Cash Flows from Investing Activities
Net cash flows used in investing activities for the nine months ended September 30, 2020 were primarily attributed to approximately $886 thousand of property and equipment purchases related to the STL interconnect construction project at MoGas.
Net cash flows provided by investing activities for the nine months ended September 30, 2019 were primarily attributed to a $5.0 million payment received on January 7, 2019 related to the promissory note entered into as a part of the Portland Terminal Facility sale.
Cash Flows from Financing Activities
Net cash flows used in financing activities for the nine months ended September 30, 2020 were primarily attributable to (i) common and preferred dividends paid of $11.6 million and $6.9 million, respectively, (ii) cash paid for the settlement of the Amended Pinedale Term Credit Facility of $3.1 million, (iii) principal payments of $1.8 million on our secured credit facilities, (iv) cash paid for the maturity of the 7.00% Convertible Notes of $1.7 million and (v) cash paid for the extinguishment of the 5.875% Convertible Notes of $1.3 million.
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

Table of Contents	Glossary of Defined Terms

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
Effective May 14, 2020, we entered into a Limited Consent with the Lenders under the CorEnergy Revolver that is part of the CorEnergy Credit Facility, pursuant to which the Lenders agreed to extend the required date for delivery of our financial statements for the fiscal quarter ended March 31, 2020 to coordinate with our previously announced extension of the filing date for our first quarter Form 10-Q pursuant to applicable SEC relief (which filing and delivery occurred within the permitted extension period). The Limited Consent also documented notice previously provided by us to the Agent that certain events of default occurred under the lease for our GIGS asset, as a result of the tenant under the Grand Isle Lease Agreement having failed to pay the rent due for April and May 2020. The Limited Consent is subject to our continued compliance with all of the other terms of the CorEnergy Revolver, and includes our agreement with the Lenders that the borrowing base value of the GIGS asset for purposes of the CorEnergy Revolver shall be zero, effective as of our March 31, 2020 balance sheet date. We also provided written notification to the Lenders of the EGC Tenant's nonpayment of rent in June, July and August 2020 and will provide any further required notices on a quarterly basis.
As of September 30, 2020, we were in compliance with all covenants and had no borrowings outstanding. We also had approximately $57.9 million of available borrowing capacity on the CorEnergy Revolver. For a summary of the additional material terms of the CorEnergy Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part I, Item 1, Note 10 ("Debt") included in this Report.
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
Effective May 8, 2020, Pinedale LP entered into a Standstill Agreement with Prudential. The Standstill Agreement anticipated Pinedale LP’s notification to Prudential of two Events of Default under the Amended Pinedale Term Credit Facility (the “Specified Events of Default”) as a result of the occurrence of either (i) any bankruptcy filing by UPL or Ultra Wyoming and (ii) any resulting impact on Pinedale LP’s net worth covenant under the Amended Pinedale Term Credit Facility due to any accounting impairment of the assets of Pinedale LP triggered by any such bankruptcy filing of Ultra Wyoming. Under the Standstill Agreement, Prudential agreed to forbear through September 1, 2020, or the earlier occurrence of a separate Event of Default under the Amended Pinedale Term Credit Facility (the “Standstill Period”) from exercising any rights they may have

Table of Contents	Glossary of Defined Terms

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
As previously discussed in Part I, Item 1, Note 3 ("Leased Properties And Leases"), Pinedale LP and us entered into a compromise and release agreement with Prudential related to the Amended Pinedale Term Credit Facility (the "Release Agreement"), which had an outstanding balance of approximately $32.0 million, net of $132 thousand of deferred debt issuance costs. Pursuant to the Release Agreement, the $18.0 million sale proceeds were provided by Ultra Wyoming directly to Prudential at closing of the Pinedale LGS sale transaction on June 30, 2020. We also provided the remaining cash available at Pinedale LP of approximately $3.3 million (including $198 thousand for accrued interest) to Prudential in exchange for (i) the release of all liens on the Pinedale LGS and the other assets of Pinedale LP, (ii) the termination of our pledge of equity interests of the general partner of Pinedale LP, (iii) the termination and satisfaction in full of the obligations of Pinedale LP under the Amended Pinedale Term Credit Facility and (iv) a general release of any other obligations of Pinedale LP and/or us and our respective directors, officers, employees or agents pertaining to the Amended Pinedale Term Credit Facility. The Release Agreement resulted in a gain on extinguishment of debt of approximately $11.0 million for the nine months ended September 30, 2020.
For a summary of the additional material terms of the Pinedale Term Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part I, Item 1, Note 10 ("Debt") included in this Report.
MoGas Revolver
On July 28, 2017, the terms of the MoGas Revolver were amended and restated in connection with the CorEnergy Credit Facility, as discussed above. As a result, commitments under the MoGas Revolver were reduced to $1.0 million. Refer to Part I, Item 1, Note 10 ("Debt") for further information. As of September 30, 2020, the co-borrowers were in compliance with all covenants and there are no borrowings outstanding on the MoGas Revolver.
Mowood/Omega Revolver
The Mowood/Omega Revolver is used by Omega for working capital and general business purposes and is guaranteed and secured by the assets of Omega. The current maturity of the facility has been amended and extended to April 30, 2021. Interest accrues at LIBOR plus 4 percent and is payable monthly in arrears with no unused fee. There was no outstanding balance at September 30, 2020.
Convertible Notes
7.00% Convertible Notes
As of December 31, 2019, we had $2.1 million aggregate principal amount of 7.00% Convertible Notes outstanding following convertible note exchanges and conversions completed during 2019. Additionally, during the first quarter of 2020, certain holders elected to convert $416 thousand of 7.00% Convertible Notes for approximately 12,605 shares of common stock. On June 12, 2020, the Company paid $1.7 million in aggregate principal and $59 thousand in accrued interest upon maturity of the 7.00% Convertible Notes to extinguish the remaining debt outstanding.
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

Table of Contents	Glossary of Defined Terms

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
Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan. As of September 30, 2020, we have issued 22,003 shares of common stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
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
The following is our liquidity and capitalization as of September 30, 2020 and December 31, 2019:

Liquidity and Capitalization
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$104,221,404	$120,863,643
Revolver availability	$57,863,913	$136,358,445

Revolving credit facility	$—	$—
Long-term debt (including current maturities)	114,843,705	152,109,426
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	125,270,350	125,493,175
Capital stock, non-convertible, $0.001 par value	13,652	13,639
Additional paid-in capital	342,734,629	360,844,497
Retained deficit	(312,954,875)	(9,611,872)
CorEnergy equity	155,063,756	476,739,439
Total CorEnergy capitalization	$269,907,461	$628,848,865
We also have two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both September 30, 2020 and December 31, 2019.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. As of September 30, 2020, there were no material changes to our market risk exposure as compared to the end of our preceding fiscal year ended December 31, 2019.
Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of September 30, 2020, we had long-term debt (net of current maturities) with a carrying value of $114.8 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver are variable rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at September 30, 2020, and accordingly, no market risk exposure on outstanding variable-rate debt.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As discussed in further detail in Part I, Item 1, Note 3 ("Leased Properties And Leases") in this Report, the Company initiated litigation on March 26, 2019 to enforce the terms of the Grand Isle Lease Agreement requiring that we be provided with copies of certain financial statement information that we are required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual, in the case CorEnergy Infrastructure Trust, Inc. and Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 01-19-0228-CV in the 11th District Court of Harris County, Texas. The Company sought and obtained a temporary restraining order mandating that our tenant deliver the required financial statements. On April 1, 2019, that order was stayed pending an appeal by the tenant to the Texas First District Court of Appeals in Houston. On January 6, 2020, that appellate court rejected our tenant's appeal and remanded the case for further proceedings in the 11th District Court of Harris County, Texas. While the appeal was pending, the original temporary restraining order lapsed by its own terms. In May 2020, the trial court granted the Company's motion for partial summary judgment mandating our tenant deliver the required financial statements. While the parties have agreed to stay this case in order to facilitate settlement discussions (see below), the Company will pursue this litigation and all viable options to obtain and file the necessary tenant financial statements if a settlement is not reached.
In addition to the foregoing lawsuit, the Company's subsidiary, Grand Isle Corridor, LP ("Grand Isle"), filed a separate lawsuit against EGC and EGC Tenant to recover unpaid rent due and owing under the Grand Isle Lease Agreement. The lawsuit was filed in the 129th District Court of Harris County, Texas and is styled as Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 202027212. Grand Isle has filed a motion for summary judgment against the EGC Tenant in this action. Grand Isle has filed two identical lawsuits in Harris County seeking unpaid rent for June and July (Case Nos. 202036038 and 202039219, respectively). These cases are currently stayed pending negotiation of a business resolution with EGC and EGC Tenant (see below). However, if the parties are unable to reach a settlement, the Company will resume these proceedings and will continue to initiate litigation each month for which rent is not paid.
On April 20, 2020, EGC and its parent company, CEXXI, LLC, filed an adversary proceeding against the Company and Grand Isle, Energy XXI Gulf Coast, LLC and CEXXI, LLC v. Grand Isle Corridor, LP and CorEnergy Infrastructure Trust, Inc., Adv. No. 20-03084, in the United States Bankruptcy Court for the Southern District of Texas. In this suit, EGC is asking the bankruptcy court in which EGC filed for bankruptcy in 2016 to declare that the assignment and assumption of the guarantee of the Grand Isle Lease Agreement, which was a part of that earlier bankruptcy proceeding, is null and void. The Company believes this claim is meritless. While the parties have agreed to stay this case (see below), in the event the stay is lifted, the Company will seek to resolve this suit as quickly as possible so that it may enforce the guarantee against EGC in the state court proceedings referenced above.
During the third quarter of 2020, the Company and Grand Isle reached an agreement with EGC, EGC Tenant, and CEXXI, LLC to stay each of the above-referenced lawsuits indefinitely while seeking a business resolution for their various disputes. During the agreed stay, all deadlines in the pending actions are suspended, and the parties may not engage in discovery, file pleadings, or initiate any new lawsuits against each other. Any party may terminate the agreed stay and resume litigation upon five days' written notice.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended September 30, 2020. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth below:
The recent outbreak of COVID-19 and certain developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our tenants.
The recent outbreak of COVID-19 has had and will continue to have, repercussions across local, national and global economies and financial markets. As a result, there has been a decline in the demand for, and thus also the market prices of, oil and natural gas and other products of our tenants. These declines were exacerbated by the production dispute between Russia and the members of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof, including Saudi Arabia’s subsequent discounting of the price of its crude oil exports.

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
The effects of COVID-19 and the developments in the global oil markets could adversely impact our and our tenants’ ability to successfully operate due to, among other factors:
•a general decline in business activity and demand which would adversely affect both our tenants' operations and our ability to grow through acquisitions;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants' ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;
•the declaration of bankruptcy by one or more of our tenants, such as the bankruptcy filing by UPL and Ultra Wyoming, our tenant for the Pinedale LGS, that led to the termination of the Pinedale Lease Agreement on June 30, 2020; and
•a deterioration in our and our tenants' ability to operate or operate in affected areas, or delays in the supply of products or services from our and our tenants' vendors that are needed for us and our tenants to operate effectively.
These factors have impacted, and may continue to impact, our tenants' ability and willingness to pay rent. Accordingly, they have also adversely impacted, and may continue to adversely impact, the income we receive. These factors may also require us to incur additional expenses that are not otherwise anticipated. The extent of this impact on our income and expenses may have a material adverse effect on our ability to pay any distributions to our common or preferred stockholders or to pay our lenders.
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
As of September 30, 2020, we had outstanding consolidated indebtedness of approximately $118.1 million. Our leverage could have important consequences. For example, it could:
•result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt;
•materially impair our ability to borrow undrawn amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all;
•require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, thereby reducing the cash flow available to fund our business, to pay distributions, including those necessary to maintain REIT qualification, or to use for other purposes;
•increase our vulnerability to economic downturns;

Table of Contents	Glossary of Defined Terms

•limit our ability to withstand competitive pressures; or
•reduce our flexibility to respond to changing business and economic conditions.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	Glossary of Defined Terms

ITEM 5. OTHER INFORMATION
Firm Transportation Service Agreement
Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 1.01 "Entry into a Material Definitive Agreement" and Item 1.02 "Termination of a Material Definitive Agreement" of Form 8-K, in lieu of filing a separate Form 8-K.
Effective November 1, 2020, MoGas entered in to a long-term firm transportation services agreement with Spire, its largest customer. The new agreement, which extends through October 31, 2030, replaces the previous firm transportation services agreement, which was effective March 1, 2017. The new agreement will increase Spire's firm capacity from 62,800 dekatherms per day to 145,600 dekatherms per day which, together with revisions to the applicable transportation pricing, is expected to generate approximately $2.0 million of incremental revenue annually.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.2.13*
Letter Agreement, dated September 30, 2020, concerning Management Fee for September 30, 2020 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc.

10.14.1*	Firm Service Transportation Agreement, Contract No. FRM-SPR-1001, dated October 30, 2020, between MoGas Pipeline LLC and Spire Missouri, Inc.
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

Table of Contents	Glossary of Defined Terms

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
November 3, 2020

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
November 3, 2020