Form 10-K
period 2020-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2021-03-04
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $9.15 on the New York Stock Exchange was $124,446,978. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 3, 2021, the registrant had 13,651,521 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
Compass SWD: Compass SWD, LLC, the current borrower under the Compass REIT Loan.
Compass REIT Loan: the financing notes between Compass SWD and Four Wood Corridor.
Convertible Notes: collectively, the Company's 5.875% Convertible Notes and the Company's 7.00% Convertible Notes.
CorEnergy BBWS: CorEnergy BBWS, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy.
CorEnergy Credit Facility: the Company's upsized $160.0 million CorEnergy Revolver and the $1.0 million MoGas Revolver with Regions Bank, which was terminated on February 4, 2021.
CorEnergy Revolver: the Company's $160.0 million secured revolving line of credit facility with Regions Bank, which was terminated on February 4, 2021.
CorEnergy Term Loan: the Company's $45.0 million secured term loan with Regions Bank that was paid off in conjunction with the amendment and restatement of the CorEnergy Credit Facility on July 28, 2017.
Corridor: Corridor InfraTrust Management, LLC, the Company's external manager pursuant to the Management Agreement.
Corridor MoGas: Corridor MoGas, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy, the holding company of MoGas, United Property Systems and CorEnergy Pipeline Company, LLC and a co-borrower under the Crimson Credit Facility.
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy.
Corridor Public: Corridor Public Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy.
COVID-19: Coronavirus disease of 2019; a pandemic affecting many countries globally.
Cox Acquiring Entity: MLCJR LLC, an affiliate of Cox Oil, LLC.
Cox Oil: Cox Oil, LLC.
CPI: Consumer Price Index.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
CPUC: California Public Utility Commission.
Crimson: Crimson Midstream Holdings, LLC, a CPUC regulated crude oil pipeline owner and operator, of which the Company owns a 49.50 percent interest effective February 1, 2021.
Crimson Credit Facility: the Amended and Restated Credit Agreement with Crimson Midstream Operating and Corridor MoGas as borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, entered into on February 4, 2021, which provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility, an $80.0 million term loan and an uncommitted incremental facility of $25.0 million.
Crimson Midstream Operating: Crimson Midstream Operating, LLC, a wholly-owned subsidiary of Crimson and a co-borrower under the Crimson Credit Facility.
Crimson Revolver: the $50.0 million secured revolving line of credit facility with Wells Fargo Bank, National Association entered into on February 4, 2021.
Crimson Term Loan: the $80.0 million secured term loan with Wells Fargo Bank, National Association entered into on February 4, 2021.
Crimson Transaction: the Company's acquisition of a 49.50 percent interest in Crimson on February 4, 2021 with the right to acquire the remaining 50.50 percent upon receiving CPUC approval.
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
EGC Tenant: Energy XXI GIGS Services, LLC, a wholly-owned operating subsidiary of Energy XXI Gulf Coast, Inc. that was the tenant under Grand Isle Corridor's triple-net lease of the Grand Isle Gathering System until the lease was terminated on February 4, 2021.
FASB: Financial Accounting Standards Board.
FERC: Federal Energy Regulatory Commission.
Four Wood Corridor: Four Wood Corridor, LLC, a wholly-owned subsidiary of CorEnergy.
GAAP: U.S. generally accepted accounting principles.
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor LP and triple-net leased to a wholly-owned subsidiary of Energy XXI Gulf Coast, Inc until it was sold on February 4, 2021.
GOM: Gulf of Mexico.
Grand Isle Corridor: Grand Isle Corridor LP, an indirect wholly-owned subsidiary of the Company.
Grand Isle Gathering System: a subsea midstream pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities.
Grand Isle Lease Agreement: the June 2015 agreement pursuant to which the Grand Isle Gathering System assets were triple-net leased to EGC Tenant, which terminated on February 4, 2021 upon disposal of GIGS.
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
Internalization: CorEnergy's expected acquisition of its external manager, Corridor, as contemplated in a Contribution Agreement, as described in this Report.
IRS: U.S. Internal Revenue Service.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
Joliet: Zenith Energy Terminals Joliet Holdings LLC, an indirect subsidiary of Zenith Energy U.S., LP.
Lightfoot: collectively, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC.
Management Agreement: the current management agreement between the Company and Corridor entered into May 8, 2015, effective as of May 1, 2015, and as amended February 4, 2021.
MoGas: MoGas Pipeline LLC, an indirect wholly-owned subsidiary of CorEnergy.
MoGas Pipeline System: an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, owned and operated by MoGas.
MoGas Revolver: a $1.0 million secured revolving line of credit facility at the MoGas subsidiary level with Regions Bank, which was terminated on February 4, 2021.
Mowood: Mowood, LLC, a wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC.
Mowood/Omega Revolver: a $1.5 million secured revolving line of credit facility at the Mowood subsidiary level with Regions Bank, which was terminated on February 4, 2021.
NAREIT: National Association of Real Estate Investment Trusts.
NYSE: New York Stock Exchange.
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
COMPANY OVERVIEW
We are a publicly traded real estate investment trust ("REIT") focused on energy infrastructure. Our business strategy is to own and operate or lease critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. We currently generate revenue from the transportation, via pipeline, of natural gas and crude oil for our customers in Missouri and California. The pipelines are located in areas where it would be difficult to replicate rights of way or transport natural gas or crude oil via non-pipeline alternatives resulting in our assets providing utility-like criticality in the midstream supply chain for our customers.
As primarily regulated assets, the near to medium term value of our regulated pipelines is supported by revenue derived from cost-of-service methodology. The cost-of-service methodology is used to establish appropriate transportation rates based on several factors including expected volumes, expenses, debt and return on equity. The regulated nature of the majority of our assets provides a degree of support for our profitability over the long-term, where our customers primarily own the products shipped on or stored in our facilities. We believe these characteristics provide CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector.
Over the last twelve months, our asset portfolio has undergone significant changes as described under "2020 Developments" below. We have divested all of our leased assets including the Grand Isle Gathering System ("GIGS") and Pinedale Liquids Gathering System ("Pinedale LGS"). On February 4, 2021, GIGS was used as partial consideration to acquire a 49.50 percent interest in Crimson Midstream Holdings, LLC ("Crimson"), an approximately 2,000-mile crude oil transportation pipeline system in California, which is referred to throughout this Report as the "Crimson Transaction." The repositioning of our asset portfolio from a focus on non-operated leased assets to one of owned and operated assets is enabled by our U.S. Internal Revenue Service ("IRS") recent private letter ruling ("PLR") related to qualifying income for operated assets. As a result, all of our current assets are owned and operated which provides us with an opportunity to grow the business organically using our footprint in addition to making acquisitions. However, we still plan on pursuing the leasing or other non-operating ownership of assets, as part of our business model, when we believe appropriate opportunities arise. We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. We regularly assess our ability to pay and to grow our dividend to common stockholders.
2020 Developments
Our 2020 fiscal year was impacted by the coronavirus ("COVID-19") pandemic-related reduction in energy demand, which resulted in several significant impacts on our tenants under our then triple-net leases and the financial performance of our business. These key events during our fiscal year ended December 31, 2020 are summarized below:
•The COVID-19 pandemic-related reduction in energy demand and the uncertainty of production from OPEC members, U.S. producers and other international suppliers caused significant disruptions and volatility in the global oil marketplace during 2020, which adversely affected our tenants. In response to COVID-19, governments around the world have implemented increasingly stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures have adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by our pipelines, terminals and other facilities. There is significant uncertainty regarding how long these conditions will persist and the impact of the virus on the energy industry and potential impacts to our business. Refer to Item 1A, Risk Factors, for further details.
•Events as described above resulted in decreases of current and expected long-term crude oil prices along with significant reductions to the market capitalization and bankruptcy filings of many oil and gas producing companies, including our tenants. Our tenant under the Grand Isle Lease Agreement was impacted by these economic events and ceased paying rent starting on April 1, 2020 and continuing into January of 2021, until the GIGS asset was disposed of and the Grand Isle Lease Agreement was terminated on February 4, 2021 in connection with the Crimson Transaction described above. These events triggered our review of the carrying value of our long-lived GIGS asset as of March 31, 2020. Our evaluation resulted in the recognition of a $140.3 million impairment for our GIGS asset and a $30.1 million non-cash

Table of Contents	Glossary of Defined Terms

write-off of the deferred rent receivable for the Grand Isle Lease Agreement. Refer to Part IV, Item 15, Note 3 ("Leased Properties And Leases") for further details.
•As a result of the bankruptcy filing of Ultra Petroleum Corp. ("UPL") and Ultra Wyoming LGS, LLC ("Ultra Wyoming"), the guarantor and tenant (respectively) of the Pinedale Lease Agreement, the tenant's motion to reject the lease effective June 30, 2020 and the sale of the Pinedale LGS to Ultra Wyoming for $18.0 million on June 30, 2020, (collectively, the "Pinedale Transaction"), we recognized a loss of approximately $136.0 million, net of a gain on extinguishment of related debt, for the year ended December 31, 2020. The Pinedale Lease Agreement was terminated effective June 30, 2020. Refer to Part IV, Item 15, Note 3 ("Leased Properties And Leases") for further details.
Our Operations
As highlighted above, we have significantly changed our asset portfolio during 2020 and first quarter 2021. The asset portfolio is described below.
Crimson Midstream Holdings: An approximately 2,000-mile crude oil transportation pipeline system, including approximately 1,300 active miles, and associated storage facilities located in southern California and the San Joaquin Valley. The pipeline network provides a critical link between California crude oil production and California refineries. The operations and maintenance of these assets are in strict accordance with applicable safety and regulatory requirements promulgated by the U.S. Department of Transportation's ("DOT") Pipeline and Hazardous Materials Safety Administration ("PHMSA") and California State Fire Marshall. The California Public Utility Commission ("CPUC") regulates the rates and administration of the transportation tariffs which comprise the majority of our revenue generating activities. These assets were acquired effective as of February 1, 2021.
MoGas Pipeline System: An approximate 263-mile interstate natural gas pipeline in and around St. Louis and extending into central Missouri. The pipeline network provides a critical link between natural gas producing regions with local utilities. MoGas operates and maintains these assets in strict accordance with applicable safety and regulatory requirements promulgated by PHMSA. The vast majority of our revenue is related to our Federal Energy Regulatory Commission ("FERC")-approved firm transportation agreements with various customers which entitle the customers to specified amounts of guaranteed capacity on the pipeline during the term of the agreements. We also earn additional revenue from our customers based on actual volumes of natural gas transported under either the firm transportation agreements, or under interruptible transportation agreements, but these revenues comprise a small percentage of our total revenue.
Omega Pipeline: An approximate 75-mile natural gas distribution system located primarily on the U.S. Army's Fort Leonard Wood military post in south-central Missouri. Omega Pipeline Company, LLC ("Omega") operates and maintains these assets in strict accordance with applicable safety and regulatory requirements promulgated by the Missouri Public Service Commission ("MoPUC"). The vast majority of Omega’s revenue is derived from a non-regulated Natural Gas Distribution Agreement between Omega and the U.S. Department of Defense ("DOD"), to provide the natural gas supply, distribution assets, operations and maintenance of the assets at Fort Leonard Wood. Omega has been under contract with the DOD since 1991 at Fort Leonard Wood, and we are currently in year five of a ten-year renewable agreement. We also earn additional revenue from Omega Gas Marketing, LLC providing gas supply services to a small number of small industrial and commercial customers in central Missouri near Fort Leonard Wood, but these revenues comprise a minimal percentage of our total revenue.
On November 16, 2018, the IRS issued a second requested PLR to CorEnergy. The PLR provides us assurance that fees we may receive for the usage of storage and pipeline assets we may own will qualify as rents from real property for purposes of our qualification as a REIT. As a result, the PLR grants us the opportunity to own and operate certain energy infrastructure assets under conditions set forth in the PLR. This ruling allows us to own and operate assets such as those within Crimson, MoGas, and Omega, which, prior to this PLR ruling, would not have directly generated REIT qualifying income.
Assets sold during 2020 and Q1 2021:
Grand Isle Gathering System: An approximately 137-mile subsea crude oil pipeline system located in the Gulf of Mexico south of Grand Isle, Louisiana and a 16-acre onshore terminal facility located in Grand Isle, Louisiana. CorEnergy had a triple-net lease for these assets on a long-term basis to a subsidiary of Energy Gulf Coast, Inc. ("EGC"), pursuant to the Grand Isle Lease Agreement. On February 4, 2021, the Grand Isle Gathering System was provided as partial consideration for the purchase of the 49.50 percent interest in Crimson.
Pinedale LGS: An approximately 150-mile liquid pipeline system and four central gathering treatment facilities located in the Pinedale Anticline, near Pinedale, Wyoming. CorEnergy had a triple-net lease for these assets on a long-term basis to a subsidiary of UPL. The Pinedale LGS was sold to UPL on June 30, 2020.

Table of Contents	Glossary of Defined Terms

Market Overview
Crude oil production in California dates back more than 150 years and the state has some of the highest recoverable reserves remaining in the ground. Given the significant hydrocarbon resources in California, and its access to the Pacific Ocean, California is not connected, via pipeline, to other crude oil producing regions in North America. The refining industry in California is primarily supplied first by native California crude oil production with the balance being supplied via waterborne imports. The majority of refineries in California are specifically designed to service California from both a crude oil supply and refined products standpoint. Many refineries are specifically designed to process the low-gravity crude oil that is prevalent in California. Furthermore, the refineries are also uniquely designed to meet the stringent California gasoline standards set by the California Air Resources Board ("CARB"). The high complexity of CARB requirements for California refiners results in a preference for California produced crude oil as a feedstock. Furthermore, the stringent refined product formulations required by CARB provide high barriers to entry for satisfying California's refined product demand from refineries outside of California.
The utilization of MoGas and Omega assets is driven by the consumption of natural gas from residential, commercial and industrial users in the region where MoGas' and Omega's assets are located. MoGas is well supplied by other interstate pipelines, originating in the Rocky Mountains, Mid-Continent, Appalachia, and Gulf Coast production basins.
Competition
We compete with other midstream energy companies as well as public and private funds, to make the types of investments that we plan to make in the U.S. energy infrastructure sector. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of funds and access to a greater variety of funding sources than are available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us. These competitive conditions may adversely affect our ability to make investments in the energy infrastructure sector and could adversely affect our distributions to stockholders.
Pipelines generally offer the lowest cost and safest mode of transportation. Despite this, pipelines can face competition from other forms of transportation, such as truck, rail and ship. Although these alternative forms of transportation are typically higher cost, they can provide access to alternative markets which could be attractive to our customers for various reasons.
The primary competition for our California assets is existing pipelines and trucking. In mature and stable crude oil producing regions like California, the threat of a newly constructed pipelines is low. Furthermore, a significant percentage of our assets are located in an urban environment which also significantly decreases the competition from new construction.
Customers
The majority of revenues from Crimson's operations are generated from California refiners which are predominately investment-grade. The majority of revenues from our MoGas and Omega operations are generated from long-term "take-or-pay" contracts with investment grade utilities, municipalities and the DOD. For a discussion of customers, see Part IV, Item 15, Note 8 ("Concentrations") to our consolidated financial statements.
Growth Opportunities and Due Diligence
We seek to grow through acquisitions and organically via optimization of our existing assets. We primarily rely on our own analysis to determine whether to pursue an opportunity. In evaluating a specific opportunity, we consider, among other things, the following factors:
•Cash Flow Stability – We primary seek growth opportunities which provide stable and predictable cash flow through either long-term contracts or a regulated cost-of-service. As a second layer of stability, we look for assets which have natural barriers to entry with low current competition.
•Importance to Customer/Counterparty Operations – We predominately focus on assets that we believe are critical or important to the ongoing operations of the customer or counterparty for the economic production or use of hydrocarbon resources. We focus on assets which are critical to our customers' realization of economic returns from their operations. We believe that this type of asset will provide a relatively low risk of nonuse, and therefore loss, in the case of a potential bankruptcy or abandonment scenario.
•Organic Growth/Optimization Opportunities – We seek assets which provide us with the opportunity to organically grow. These opportunities might include attracting new volumes to our system or optimizing the asset within our current portfolio.

Table of Contents	Glossary of Defined Terms

•Diversification – We attempt to diversify our portfolio to avoid dependence on any one particular customer, counterparty, commodity, and market location within the U.S. By diversifying, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular asset, commodity, or market region.
•Asset Evaluation – We review the physical condition of the property and assess the effectiveness of the current integrity management program. We also typically engage a third party to conduct, or require the seller to conduct, a thorough examination of all land-related documents, agreements, and easements, as well as, a preliminary examination, or Phase 1 assessment, of the site to determine the potential for contamination or similar environmental site assessments in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition.
•Customer/Counterparty/Investment Evaluation – We evaluate each potential customer, counterparty or investment for creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular acquisition.
•Lease Terms – Typically, the net leased properties we will acquire will be leased on a full recourse basis to the tenants or their affiliates. In addition, we often seek to include a clause in each lease that provides for increases in rent over the term of the lease.
•Other Real Estate Related Assets – As other opportunities arise, we may also seek to expand the portfolio to include other types of real estate-related investments, in all cases within the energy infrastructure sector, such as:
◦equity investments in real properties that are not long-term net leased to a single-tenant and may include partially leased properties, undeveloped properties and properties subject to short-term net leases, among others;
◦mortgage loans secured by real properties including loans to our taxable REIT subsidiaries ("TRS");
◦subordinated interests in first mortgage real estate loans, or B-notes;
◦mezzanine loans related to real estate, which are senior to the borrower's equity position but subordinated to other third-party financing; and
◦equity and debt securities (including preferred equity, limited partnership interests, trusts and other higher yielding structured debt and equity investments) issued by companies that are engaged in real-estate-related businesses as defined by regulations promulgated under the Code or our PLR, including other REITs.
Use of Taxable REIT Subsidiaries
We operate as a REIT and therefore are generally not subject to U.S. federal corporate income taxes on the income and gains that we distribute to our stockholders, including the income derived through leasing fees and financing revenue from our REIT qualifying investments in energy infrastructure assets. However, even as a REIT, we remain obligated to pay income taxes on earnings from our TRSs. The use of TRSs enables us to own certain assets and engage in certain businesses while maintaining compliance with the REIT qualification requirements under the Code. We may, from time to time, change the election of previously designated TRSs to be treated as qualified REIT subsidiaries, and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including qualified REIT subsidiaries. For example, through a series of reorganization events, and based on a favorable IRS PLR received, Omega was converted from a TRS entity to a qualified REIT subsidiary in 2017. Refer to the "Omega Pipeline (Mowood, LLC)" section in Item 2 of this Report for additional details.
Financing Strategy
We believe a major factor in our continued success is our ability to maintain financial flexibility, a competitive cost of capital and access to the capital markets. Our long-term target is a total debt-to-adjusted-EBITDA ratio of less than 4.0x. However, we may exceed that target during an acquisition if there is a viable path to returning to the long-term target. In addition to debt, we may use preferred or common equity to satisfy remaining capital needs to help limit the amount of financial risk of the Company.
Consistent with our asset acquisition policies, we use leverage when available on terms we believe are favorable. The amount of leverage for any given acquisition will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. Although we currently do not anticipate doing so, the amount of total funded debt leverage we employ may exceed 50 percent of our total assets. Secured loans which we might obtain, could be recourse or non-recourse to us. A lender on non-recourse mortgage debt often has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give the lender recourse to all of our assets. The use of non-recourse debt helps us to limit the exposure of all of our assets to any one debt obligation.

Table of Contents	Glossary of Defined Terms

Regulatory and Environmental Matters
Our energy infrastructure assets and operations, as well as those of our tenants, are subject to numerous federal, state and local laws and regulations concerning the protection of public health and safety, zoning and land use, and pricing and other matters related to certain of our business operations. For a discussion of the current effects and potential future impacts of such regulations on our business and properties, see the discussion presented in Item 1A of this Report under the subheading "Risks Related to Our Investments in Energy Infrastructure." In particular, for a discussion of the current and potential future effects of compliance with federal, state and local environmental regulations, see the discussion titled "Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution to our stockholders" within such section.
FERC and State PUC Common Carrier Regulations
The vast majority of our operated pipeline systems are subject to economic and operational regulation by various federal, state and/or local agencies. Our rates are generally set based on a regulated cost-of-service model.
FERC regulates interstate transportation on our common carrier pipeline systems under the Interstate Commerce Act ("ICA"), the Natural Gas Act, the Environmental Protection Act, and the rules and regulations promulgated under those laws. FERC regulations require that rates and terms and conditions of service be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC's regulations also require interstate common carrier pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service.
Under the ICA, FERC or any interested private entity of person may challenge existing or proposed new or changed rates, services or terms and conditions of service. FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for a period of time or could limit a common carrier pipeline's ability to change rates until completion of an investigation. During an investigation, FERC could find that the new or changed rate is unlawful.
Intrastate transportation services, provided by our California pipeline system, are subject to regulation by the CPUC. The CPUC requires intrastate pipelines to file their rates with the agencies and permit shippers to challenge existing rates and proposed rate increases. The CPUC could limit our ability to increase our rates or could order us to reduce our rates and require the payment of refunds to shippers.
Environmental, Health and Safety Regulation
Our operations involve the transportation of crude oil and natural gas which are subject to stringent federal, state and local laws and regulations designed to protect the environment. Compliance with these laws and regulations increases our overall cost of doing business. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, and the addition of new operational constraints. Environmental and safety laws and regulations are subject to changes that may result in more stringent requirements which could negatively impact our future earnings to the extent they cannot be recovered through our cost-of-service framework. A discharge of hazardous liquids into the environment could, to the extent such event is not insured, subject us to substantial expense. The following summarizes some of the key environmental, health and safety laws and regulations to which our operations are subject.
Pipeline and Tank Safety and Integrity Management
The majority of our assets are subject to regulation by the DOT's PHMSA pursuant to the Hazardous Liquids Pipeline Safety Act of 1979 ("HLPSA"). The HLPSA imposes safety requirements on the design, construction, operation and maintenance of pipeline and storage facilities. Federal regulations implementing the HLPSA require pipeline operators to adopt measures designed to reduce the environmental impact of their operations, including the maintenance of comprehensive spill response plans and the performance of spill response training for pipeline personnel. These regulations also require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities.
The HLPSA was amended by the Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. These amendments have resulted in the adoption of rules by the DOT that requires transportation pipeline operators to implement integrity management programs to ensure pipeline safety in "high consequence areas" such as high population areas, areas unusually sensitive to environmental damage, and navigable waterways.
In October 2015, the Governor of California signed the Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill ("AB-864") which requires new and existing pipelines located near environmentally and ecologically sensitive areas connected to or located in the coastal zone to use best available technologies to reduce the amount of oil released in an oil spill to protect state waters and wildlife. The California Office of the State Fire Marshal has developed the regulations required by

Table of Contents	Glossary of Defined Terms

AB-864. Full compliance is required by early 2023. Compliance with these new regulations may require some modifications to our affected pipelines in California and may add to the cost to operate the pipelines subject to these rules.
The DOT has generally adopted American Petroleum Institute Standard ("API") 653 as the standard for the maintenance of steel above ground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly scheduled inspection and repair of tanks remaining in service.
Occupational Safety and Health
We are subject to the requirements of the Occupational Safety and Health Act, as amended ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.
Seasonality
Our operated pipeline volumes have not historically experienced meaningful seasonal revenue variability. Our MoGas and Omega assets can experience high volumes in times of extreme high or low temperatures but impacts to our revenue are limited given the contracts. Our San Pablo Bay pipeline has a minimum flow rate requirement, which is dependent on ground temperature, in order to maintain segregated crude-oil service.
MANAGEMENT
Our Manager
We are externally managed by Corridor. Corridor is a real property asset manager with a focus on U.S. energy infrastructure real property assets. Corridor assists us in identifying infrastructure real property asset acquisition opportunities, and is generally responsible for our day-to-day operations.
On February 4, 2021, we entered into a Contribution Agreement with Richard C. Green, Rick Kreul, Rebecca M. Sandring, Sean DeGon, Jeff Teeven, Jeffrey E. Fulmer, David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016), and Campbell Hamilton, Inc., which is an entity controlled by David J. Schulte (collectively, the "Contributors"), and Corridor. Consummation of the transactions contemplated in the Contribution Agreement will result in the internalization of the management of the Company (the "Internalization"). Following the Internalization, we will own all material assets of Corridor currently used in the conduct of its business and will be managed by officers and employees who currently work for Corridor and who are expected to become employees of the Company as a result of the Internalization. We will seek stockholder approval of the Internalization in compliance with the rules of the New York Stock Exchange ("NYSE"). Refer to Part IV, Item 15, Note 16 ("Subsequent Events") for further details on the Internalization.
Contemporaneously with execution of the Contribution Agreement, we and Corridor entered into the First Amendment (the "First Amendment") to the Management Agreement dated as of May 8, 2015 (as amended, the "Management Agreement") that has the effect of (i) reducing the amount paid to Corridor until closing of the Internalization or termination of the Contribution Agreement and (ii) provides payment to Corridor to enable distribution of payments to employees of Corridor as approved by the independent directors of the Company and pending closing of the Contribution Agreement. The following description of Corridor is based on the current operations of our manager prior to the completion of the Internalization, except as otherwise noted.
Management Team
Each of our officers, except officers recently appointed from Crimson in February 2021, is an employee of Corridor or one of its affiliates. The CorEnergy officers directly employed by Crimson include John Grier, Larry Alexander and Robert Waldron. Corridor is not obligated to dedicate certain of its employees exclusively to us, nor are it or its employees obligated to dedicate any specific portion of its or their time to our business. As described below, we have historically paid a management fee and certain other fees to Corridor, which it used in part to pay compensation to certain officers and employees who, notwithstanding that some of them also are our officers, receive no cash compensation directly from us.
Prior to the announcement of the Internalization agreement on February 4, 2021, we paid Corridor a management fee based on total assets under management. Additionally, Corridor was paid an incentive fee based on increases in distributions to our stockholders. A percentage of the Corridor incentive fee was reinvested in CorEnergy's common stock. Pursuant to the Management Agreement and Administrative Agreement, Corridor agreed to use its reasonable best efforts to present us with suitable acquisition opportunities consistent with our investment objectives and policies and is generally responsible, subject to the supervision and review of our Board of Directors, for our day-to-day operations.

Table of Contents	Glossary of Defined Terms

Energy Infrastructure Real Property Asset Management and Operation
Both the historical members of the Corridor team and the new officers from the Crimson team have experience across several segments of the energy sector and will continue to be primarily responsible for the effective management of our assets to maintain and enhance their values. The PLR creates the opportunity for us to acquire and operate assets in the manner we now do for Crimson, MoGas and Mowood, but on a broader scale. We have leveraged the PLR in acquiring the Crimson assets described above, and we will continue to rely on Corridor and Crimson to provide or supervise the employees responsible for operating such assets until the Internalization is complete.
Management Agreement
Under our Management Agreement, pending Internalization, Corridor (i) presents us with suitable acquisition opportunities consistent with our investment policies and our objectives, (ii) is responsible for our day-to-day operations and (iii) performs such services and activities relating to our assets and operations as may be appropriate. The Management Agreement does not have a specific term, and will remain in place unless terminated by us or Corridor in the manner permitted pursuant to the agreement, which includes the Internalization transaction described above.
As historically in effect, the terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of our Managed Assets as of the end of each quarter. For purposes of the Management Agreement, "Managed Assets" means our total assets (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, our securities portfolio will be valued at then-current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and our assets invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition-related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.
During 2020, prior to the amendment of the Management Agreement in connection with the Internalization, Corridor voluntarily recommended, and we agreed, that effective solely for the purpose of computing the Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement certain cash balances should be excluded from Managed Assets.
Corridor also voluntarily recommended, and we agreed, that effective solely for purpose of computing the Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement for the quarter ended June 30, 2020, the incremental management fee attributable to the assets involved in the Pinedale Transaction, which occurred on June 30, 2020, should be paid for the second quarter of 2020 as such assets were under management for all but the last day of the period.
The Management Agreement also required a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.625 per share per quarter. During 2020, the Company either waived or did not earn the incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock. Accordingly, Corridor did not receive any incentive fees during 2020. Refer to Part IV, Item 15, Note 9 ("Management Agreement") for further details on the Management Agreement for the year ended December 31, 2020.
Until the closing of the Internalization transaction or termination of the Contribution Agreement as described above, we will pay Corridor a management fee based on the actual cost of operations of Corridor, including salaries and benefits of employees.
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

Table of Contents	Glossary of Defined Terms

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
Human Capital Management
As we are externally managed, we have no employees at the corporate level. Our subsidiary, Omega, has one part-time and three full-time employees. Our subsidiary MoGas has one part-time employee and 16 full-time employees. Corridor has 12 employees who will become direct employees of CorEnergy upon closing of the Internalization described above.
Corridor's and our subsidiaries' employees are an important asset, and we seek to attract and retain top talent by fostering a culture that is guided by our core values of integrity, inclusivity, creativity and high standards of quality and excellence. We also seek to promote workplace and operational safety and focus on the protection of public health and the environment.
As of February 4, 2021, we acquired a 49.50 percent interest in Crimson, which has 105 full-time equivalent employees.
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
RISK FACTOR SUMMARY
The following is a summary of the most significant risks relating to our business activities that we have identified. If any of these risks actually occur, our business, financial condition or results of operation, including our ability to generate cash and make distributions could be materially adversely affected. For a more complete understanding of our material risk factors, this summary should be read in conjunction with the detailed description of our risk factors which follows this summary.
Risks Related to Our Investments in Energy Infrastructure
•Our focus on the energy infrastructure sector will subject us to more risks than if we were broadly diversified.
•We may be unable to identify and complete acquisitions of real property assets, and the relative illiquidity of our real property and energy infrastructure investments also may interfere with our ability to sell our assets when we desire.
•Energy infrastructure companies are and will be subject to extensive regulation, including numerous environmental regulations, pipeline safety and integrity regulations, revenue and tariff regulations by applicable interstate (FERC) and intrastate authorities, and potential future regulations related to greenhouse gases and climate change. Related compliance costs may adversely affect our business, financial condition and results of operations, as well as those of our customers and tenants.
•Our operations, and those of our customers and tenants, are subject to operational hazards, and could be affected by extreme weather patterns and other natural phenomena. Any resulting business interruptions not adequately covered by insurance could have a material adverse impact on our operations and financial results.

Table of Contents	Glossary of Defined Terms

•Both we and our customers and tenants depend on certain key customers for a significant portion of our respective revenues, which also exposes us to related credit risks. The loss of a key customer, or any failure of our credit risk management, could result in a decline in our business.
•Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, may adversely affect local and global economies and our business, operations and financial results.
•The operation of our energy infrastructure assets could be adversely affected if third-party pipelines, railroads or other facilities interconnected to our facilities become partially or fully unavailable.
Risks Related to Our Ownership Interest in Crimson
•We have significant assets which are held as ownership interests in Crimson, whose operations we do not fully control.
•Crimson's insurance coverage may not be sufficient to cover our losses in the event of an accident, natural disaster or other hazardous event.
•Crimson's results could be adversely affected if third-party pipelines, refineries, and other facilities interconnected to its pipelines become unavailable, or if the volumes Crimson transports and stores are reduced due to any significant decrease in crude oil production in areas in which it operates.
•Crimson does not own all of the land on which its assets are located, which could result in disruptions to Crimson's operations.
•Crimson's assets were constructed over many decades, which may increase future inspection, maintenance or repair costs, or result in downtime that could have a material adverse effect on our business and results of operations.
•Some of our directors and officers may have conflicts of interest with respect to certain other business interests related to the Crimson Transaction.
•Crimson's pipeline loss allowance exposes us to commodity risk.
•Any failure to achieve forecast assumptions on Crimson's expansion projects, acquisitions and divestitures, or to recruit and retain the skilled workforce Crimson requires, could result in a failure to implement Crimson's business plans.
Risks Related to Our Ownership and Operation of MoGas or Other Assets
•MoGas competes with other pipelines, and may be unable to renew contracts with certain customers on an annual basis following expiration of the current five-year rate agreements with its customers.
Risks Related to Our Investments in Leases
•We are subject to risks involved in single tenant leases, and net leases may not result in fair market lease rates over time.
•If a tenant declares bankruptcy and rejects our lease, or if a sale-leaseback transaction is challenged as a fraudulent transfer or re-characterized in bankruptcy, our business, financial condition and cash flows could be adversely affected.
Risks Related to Financing Our Business
•We face risks associated with our dependence on external sources of capital and our indebtedness could have important consequences, including impairing our ability to obtain additional financing or pay future distributions and subjecting us to the risk of foreclosure on any mortgaged properties.
•Issues related to refusal of EGC and Cox Oil to provide historical financial statements to us, prior to the transfer of the GIGS to CGI Crimson Holdings, L.L.C. ("Carlyle") in the Crimson Transaction, may continue to interfere with our ability to use our SEC registration statements.
•Covenants in our loan documents could limit our flexibility and adversely affect our financial condition, and we face risks related to "balloon payments" and refinancings. Additionally, the transition away from LIBOR may adversely affect our cost to obtain financing.
Risks Related to Our Convertible Notes
•The Convertible Notes are structurally subordinated to all liabilities of our existing or future subsidiaries, and the Convertible Notes are not guaranteed by any of our subsidiaries and are not protected by any restrictive covenants.
•The conversion rate of the Convertible Notes may not be adjusted for all dilutive events. Further, the make-whole fundamental change provisions may not adequately compensate the holders of Convertible Notes for any lost value and

Table of Contents	Glossary of Defined Terms

we may not be able to finance a repurchase of the Convertible Notes upon a fundamental change. These fundamental change provisions also could discourage an acquisition of the Company by a third party.
•We have not registered our 5.875% Convertible Notes or the common stock issuable upon their conversion, which will limit a holder's ability to resell them. An active, liquid trading market may not develop for the Convertible Notes.
Risks Related to Our Preferred Stock
•While depositary shares representing our Series A Preferred Stock are registered and trade on the NYSE, an active trading market for such shares may not be maintained.
•The limited Change of Control conversion feature of Series A Preferred Stock may not adequately compensate the holders, who also have very limited voting rights, and the Change of Control conversion and redemption features may make it more difficult for a party to take over the Company or discourage a party from taking over the Company.
Risks Related to REIT Qualification and Federal Income Tax Laws
•While we take numerous actions to ensure the Company's qualification as a REIT and have obtained related private letter rulings from the IRS, any failure to so qualify would have significant adverse consequences to the Company and to the value of our common stock. Further, complying with REIT requirements may affect our profitability and force us to liquidate or forego otherwise attractive investments.
•We generally must distribute at least 90 percent of our REIT taxable income to our stockholders annually. As a result, we require additional capital to make new investments, and any failure to make required distributions would subject us to federal corporate income tax.
•Our charter includes ownership limit provisions to protect our REIT status, which may impair the ability of holders to convert our Convertible Notes to common stock and could have the effect of delaying, deferring or preventing a transaction or change of control of our Company.
•If we acquire C corporations in the future, we may inherit material tax liabilities and other tax attributes that could require us to distribute earnings and profits. Further, re-characterization of any sale-leaseback transaction could cause us to lose our REIT status.
Risks Related to Our Corporate Structure and Governance
•In addition to the ownership limit provisions discussed above, certain provisions of our charter and of Maryland law may limit the ability of stockholders to control our policies and effect a change of control of our Company.
•Our ability to pay dividends is limited by the requirements of Maryland law.
Risks Related to Terrorism and Cybersecurity
•Risks associated with security breaches through cyber attacks or acts of cyber terrorism, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems, could materially adversely affect our reputation, business, operations or financial results.
•Some losses related to our real property assets, including, among others, losses related to potential terrorist activities, may not be covered by insurance and would adversely impact distributions to stockholders.

Table of Contents	Glossary of Defined Terms

Risks Related to our Investments in Energy Infrastructure
Our focus on the energy infrastructure sector will subject us to more risks than if we were broadly diversified.
Because we specifically focus on the energy infrastructure sector, investments in our common stock may present more risks than if we were broadly diversified. A downturn in the U.S. energy infrastructure sector would have a larger impact on our assets and performance than on a REIT that does not concentrate its investments in one sector of the economy. The energy infrastructure sector can be significantly affected by the supply and demand for crude oil, natural gas, and other energy commodities; the price of crude oil, natural gas, and other energy commodities; exploration, production and other capital expenditures; government regulation; world and regional events, politics and economic conditions.
Production declines and volume decreases impacting our assets could be caused by various factors, including decreased access to capital or loss of economic incentive to drill and complete wells, depletion of resources, catastrophic events affecting production, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import or export supply and demand disruptions, or increased competition from alternative energy sources.
We may be unable to identify and complete acquisitions of real property assets.
Our ability to identify and complete acquisitions of real property assets on favorable terms and conditions are subject to the following risks:
•we may be unable to acquire a desired asset because of competition from other investors with significant capital, including both publicly traded and non-traded REITs and institutional investment funds;
•competition from other investors may significantly increase the purchase price of a desired real property asset or result in less favorable terms;
•we may not complete the acquisition of a desired real property asset even if we have signed an agreement to acquire such real property asset because such agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction; and
•we may be unable to finance acquisitions of real property assets on favorable terms or at all.
Energy infrastructure companies are and will be subject to extensive regulation because of their participation in the energy infrastructure sector, which could adversely impact the business and financial performance of our customers and tenants and the value of our assets.
Companies in the energy infrastructure sector are subject to significant federal, state and local government regulation in virtually every aspect of their operations, including how facilities are constructed, maintained and operated, environmental and safety controls, and the prices they may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Stricter laws, regulations or enforcement policies could be enacted in the future that likely would increase compliance costs, which could adversely affect the business and financial performance of our customers and tenants in the energy infrastructure sector and the value or quality of our assets.
Our operation of assets such as those at Crimson and MoGas is subject to extensive regulation, including those relating to environmental matters, which may adversely affect our income and the cash available for distribution.
In addition to the pipeline safety regulations discussed below, Crimson's and MoGas' operations, as well as those of assets we may acquire and operate in the future, are subject to extensive federal, regional, state and local environmental laws including, for example, the Clean Air Act (CAA), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Oil Pollution Act (OPA), the Occupational Safety and Health Administration (OSHA) and analogous state and local laws. These laws and their implementing regulations may restrict or impact such business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, limiting emissions and discharges of pollutants, restricting the manner in which it disposes of wastes, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control or workplace safety requirements, and imposing substantial liabilities for pollution resulting from its operations. In addition, the regulations implementing these laws are constantly evolving, and the potential impact of recent regulatory actions is unclear. For instance, the EPA adopted final rules establishing new source performance standards for methane emissions from new, modified, or reconstructed oil and gas sources in 2016. Although the new source performance standards were rescinded in September 2020, states, municipalities, and environmental groups are all challenging the action in the D.C. Circuit. As a result,

Table of Contents	Glossary of Defined Terms

the D.C. Circuit has stayed the rescission of the standards. Additionally, the United State Army Corps of Engineers (the "Corps") Nationwide Permit 12 ("NWP 12"), which broadly authorized activities associated with the construction, maintenance, and repair of oil and natural gas pipelines, was vacated by a Montana District Court in the spring of 2020 only to have the U.S. Supreme Court temporarily overturn the nationwide injunction. In the wake of this litigation, the Corps finalized a new rule which would streamline and reduce pre-construction notice requirements for oil and gas pipelines subject to NWP 12, but the fate of the new rule is still uncertain. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws, or uncertainty created by the constantly changing regulatory landscape may require material expenditures by Crimson and MoGas, and likewise may require material expenditures at other facilities or systems we may acquire and operate.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. In addition, increases in penalty amounts and limits of liability for damages to reflect inflation and/or increases in the CPI may result in increased exposure to operations such as Crimson and MoGas. The operator of any such assets may be unable to recover some or all of the resulting costs through insurance or increased revenues, which could have a material adverse effect on its business, results of operations and financial condition.
The PLR grants us the ability to own and to operate storage facilities, pipelines, and oil platforms and to have assurance that the payments we receive are treated as rent from real property for purposes of our qualification as a REIT. To the extent we acquire and operate any such asset, as with the recent Crimson Transaction, we will be exposed to risks similar to those described above and to which MoGas is exposed. In addition, oil platforms located off the coast of the United States are subject to additional regulatory scrutiny by the Bureau of Ocean Energy Management (the "BOEM") and the Bureau of Safety and Environmental Enforcement ("BSEE").
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution to our stockholders.
We have invested, and expect to continue to invest, in real property assets, which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern the gathering, storage, handling, and transportation of petroleum and other hazardous substances, the emission and discharge of materials into the environment, including wastewater discharges and air emissions, the operation and removal of underground and aboveground storage tanks, the generation, use, storage, treatment, transportation and disposal of solid and hazardous materials and wastes, and the remediation of any contamination associated with such disposals. We own assets related to the storage and distribution of oil and gas, natural gas and natural gas liquids, and storage and throughput of crude oil, which are subject to all of the inherent hazards and risks normally incidental to such assets, such as fires, pipe and other equipment and system failures, uncontrolled flows of oil or gas, environmental risks and hazards such as gas leaks, oil spills and pipeline ruptures and discharges of toxic gases. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. Moreover, if one or more of these hazards occur, there can be no assurance that a response will be adequate to limit or reduce any resulting damage. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings. We also may be required to comply with various local, state and federal fire, health, life-safety and similar regulations.
Local, state and federal laws in this area are constantly evolving. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, may impose material environmental liability and/or require material expenditures by us to avoid such liability. Further, our customers' or tenant companies' operations, the existing condition of land when we buy it or operations in the vicinity of our properties (each of which could involve the presence of underground storage tanks), or activities of unrelated third parties may affect our properties. We intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including, where deemed necessary, obtaining environmental assessments of properties that we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or whether a prior owner of a property created a material environmental condition not known to us and may not offer any protection against liability for known or unknown environmental conditions.
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

Table of Contents	Glossary of Defined Terms

Regulation of greenhouse gases and climate change could have a negative impact on our and our customers' and tenants' businesses.
We cannot predict with certainty the rate at which climate change is occurring. However, scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases ("GHGs") and including carbon dioxide and methane, may be contributing to warming of the earth's atmosphere and other climatic changes. In response to such studies, the issue of the effect of GHG emissions on climate change, in particular emissions from fossil fuels, is attracting increasing attention worldwide. We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. The U.S. Environmental Protection Agency ("EPA") has adopted rules requiring GHG reporting and permitting, and the United States Congress and EPA may consider additional legislation or regulations that could ultimately require new, modified, and reconstructed facilities, and/or existing facilities, to meet emission standards by installing control technologies, adopting work practices, or otherwise reducing GHG emissions. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted, the Biden administration has pledged to be more aggressive on GHG emissions than its predecessor and any resulting laws or regulations could result in increased compliance costs or additional operating restrictions that could adversely impact our energy infrastructure assets as well as the businesses of our customers and tenants. If we or our customers or tenants are unable to recover or pass through a significant level of the costs related to complying with any such future climate change and GHG regulatory requirements, it could have a material adverse impact on our or our customers' or tenants' business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital. Climate change and GHG regulation could also reduce the demand for hydrocarbons and, ultimately, demand for utilization of our energy infrastructure assets related to the production and distribution of hydrocarbons. Finally, it should be noted that studies suggest that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of hurricanes and other storms, floods and related climatic events. If any such effects were to occur, they could have an adverse effect on our assets and operations, particularly an offshore asset such as our previous ownership in GIGS.
Pipeline safety integrity programs and repairs may impose significant costs and liabilities on the systems of Crimson and MoGas or other operating assets we may acquire.
Regulations administered by the Federal Office of Pipeline Safety within DOT's PHMSA require pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect certain pipeline segments. As an operator, both Crimson and MoGas are, and any other systems or facilities we may acquire and operate in reliance on the PLR are likely to be, required to:
•perform ongoing assessments of pipeline or asset integrity;
•identify and characterize applicable threats to pipeline or asset segments that could impact a high consequence area;
•improve data collection, integration and analysis;
•repair and remediate the pipeline or asset as necessary; and
•implement preventative and mitigating actions.
Both Crimson and MoGas are required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions could require significant capital and operating expenditures. The regulations implementing these laws are constantly evolving; pursuant to its reauthorization under the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the "PIPES Act"), PHMSA has adopted rules implementing its emergency order authority over pipelines, revising federal pipeline safety regulations related to underground natural gas storage facilities, and imposing additional requirements on the transportation of natural gas and hazardous liquids by pipeline, including more stringent standards for plastic pipe. In October 2019, PHMSA issued final rules amending pipeline safety regulations governing both hazardous liquid pipelines and gas transmission pipelines. These rules extend reporting, inspections, integrity assessment, leak detection, and in-line inspection requirements to include additional pipeline segments, including certain pipeline segments outside high consequence areas. PHMSA also issued a final rule adopting enhanced emergency order procedures implementing certain emergency order authority conferred on the Secretary by the PIPES Act. In addition, in May 2020, PHMSA issued a final rule harmonizing the hazardous materials regulations with international regulations and standards. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, could significantly increase compliance costs. Should Crimson or MoGas fail to comply with the Federal Office of Pipeline Safety's rules and related regulations and orders, we could be subject to significant penalties and fines, including potential future increases in applicable penalty amounts to reflect inflation, which could have a material adverse effect on our business, results of operations and financial condition. PHMSA also may apply to other systems at facilities that we, in reliance on the PLR, may acquire and operate in the future.

Table of Contents	Glossary of Defined Terms

Our operations, as well as those of our customers and tenants, are subject to operational hazards and unforeseen interruptions. If a significant accident or event occurs that results in a business interruption or shutdown for which we or any tenant operators are not adequately insured, such operations and our financial results could be materially adversely affected.
Our assets are subject to many hazards inherent in the transmission of energy products and provision of related services, including:
•aging infrastructure, mechanical or other performance problems;
•damage to pipelines, facilities and related equipment caused by tornadoes, hurricanes, floods, fires and other natural disasters, explosions and acts of terrorism;
•inadvertent damage from third parties, including from construction, farm and utility equipment;
•leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;
•operator error; and
•environmental hazards, such as natural gas leaks, product and waste spills, pipeline and tank ruptures, and unauthorized discharges of products, wastes and other pollutants into the surface and subsurface environment, resulting in environmental pollution; and explosions.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our or any tenants' related operations or services. A natural disaster or other hazard affecting the areas in which we or any tenants operate could have a material adverse effect on our operations and the financial results of our business.
Both we and our customers and tenants depend on certain key customers for a significant portion of our respective revenues. The loss of any such key customers could result in a decline in our business.
Both we and our customers and tenants are subject to risks of loss resulting from nonperformance by customers. We depend on certain key customers for a significant portion of our revenues, particularly operating revenues from MoGas and Crimson related to fees for the transportation of natural gas and crude oil through their respective pipeline systems. Tenants leasing any of our energy infrastructure assets may similarly be dependent on revenues from key customers to support their operations and ability to make lease payments to us. The loss of all or even a portion of the contracted volumes of such customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on the business, financial condition and results of operations of us or any applicable tenants, unless we or they are able to contract for comparable volumes from other customers at favorable rates.
Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, may adversely affect local and global economies and our business, operations or financial results.
Disruptions caused by pandemics, epidemics or disease outbreaks, in locations in which we operate or globally, could materially adversely affect our business, operations, financial results and forward-looking expectations. The COVID-19 pandemic has had repercussions across local, national and global economies and financial markets. As a result, there has been a decline in the demand for, and thus also the market prices of, oil and natural gas and other products of our customers and tenants. The impacts of the COVID-19 pandemic are expected to continue for future periods, which we are unable to reasonably predict due to numerous uncertainties, including the duration and severity of the pandemic.
The World Health Organization declared COVID-19 to be a pandemic on March 11, 2020. In response to the rapid global spread of COVID-19, governments have enacted emergency measures to combat the spread of the virus. These measures include restrictions on business activity and travel, as well as requirements to isolate or quarantine, which could continue or expand. These actions have interrupted business activities and supply chains; disrupted travel and adversely impacted national and international economic conditions, including commodity prices and demand for energy, as well as the labor market.
These factors, coupled with the emergence of decreasing business and consumer confidence and increasing unemployment resulting from the COVID-19 outbreak and the abrupt oil price declines experienced in 2020, may precipitate a prolonged economic slowdown and recession. Any such prolonged period of economic slowdown or recession, or a protracted period of depressed prices for the products of our customers and tenants, could have significant adverse consequences for their financial condition and, subsequently, our financial condition, and could diminish our liquidity. For instance, during 2020 the worsening of our estimated future cash flows with respect to properties adversely impacted by the effects on our tenants of the COVID-19 pandemic, coupled with ongoing market and oil price volatility, resulted in substantial impairment charges with respect to the

Table of Contents	Glossary of Defined Terms

affected assets. A significant continuation of these effects in future periods could result in the recognition of additional future asset impairment charges, which adversely impact our financial results.
Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it is difficult to predict how significant the continuing impact of this pandemic, including any responses to it, will be on the United States or global economies or our business, or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, which are highly uncertain, rapidly evolving and cannot be predicted, including new information which may emerge concerning the severity or duration of this pandemic (including regarding new COVID-19 strains) and actions taken by governments and others to contain or end the COVID-19 pandemic or its impact (including regarding the development and distribution of effective vaccines).
There can be no assurance that our strategies to address potential disruptions will mitigate these risks or the adverse impacts to our business, operations and financial results. Future adverse impacts to our business, operations and financial results may materialize that are not yet known. In addition, disruptions related to the COVID-19 pandemic have had, or could have, the effect of heightening many of the other risks described in this Item 1A – Risk Factors.
We are exposed to the credit risk of our customers and tenants and our credit risk management may not be adequate to protect against such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our tenants and customers. Our credit procedures and policies may not be adequate to fully eliminate such credit risk. If we fail to adequately assess the creditworthiness of any tenants or customers, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them and inability to re-market the resulting capacity, or re-lease the underlying assets, could have a material adverse effect on our business, financial condition and results of operations. We may not be able to effectively re-market such capacity, or re-lease such assets, during and after bankruptcy or insolvency proceedings involving a customer or tenant.
Our assets and operations, as well as those of our customers and tenants and other investees, can be affected by extreme weather patterns and other natural phenomena.
Our assets and operations, as well as those of our customers and tenants and other investees, can be adversely affected by floods, hurricanes, earthquakes, landslides, tornadoes, fires and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. These events also could result in significant volatility in the supply of energy and power, which might create fluctuations in commodity prices and earnings of companies in the energy infrastructure sector. A significant disruption in our operations or those of our customers, tenants or investees, or a significant liability for which we or any affected customer, tenant or investee is not fully insured, could have a material adverse effect on our business, results of operations, and financial condition. Moreover, extreme weather events could adversely impact the valuation of our energy infrastructure assets.
The operation of our energy infrastructure assets could be adversely affected if third-party pipelines, railroads or other facilities interconnected to our facilities become partially or fully unavailable.
Our facilities, as well as those of our tenants, may connect to other pipelines, railroads or facilities owned by third parties. Both we and any such tenants depend upon third-party pipelines and other facilities that provide delivery options to and from such facilities. For example, MoGas' pipeline interconnects, directly or indirectly, with most major interstate pipelines in the eastern portion of the U.S. and a significant number of intrastate pipelines. Because we do not own these third-party facilities, their continuing operation is not within our control. Accordingly, these pipelines and other facilities may become unavailable, or available only at a reduced capacity. If these pipeline connections were to become unavailable to us or any applicable tenants for current or future volumes of products due to repairs, damage, lack of capacity or any other reason, our ability, or the ability of such tenants, to operate efficiently and continue shipping products to end markets could be restricted, thereby reducing revenues. Likewise, if any of these third-party pipelines or facilities becomes unable to transport any products distributed or transported through our or our tenants' facilities, our or such tenants' business, results of operations and financial condition could be adversely affected, which could adversely affect our ability to make cash distributions to our stockholders.
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

Risks Related to Our Ownership Interest in Crimson
We have significant assets which are held as ownership interests in Crimson, whose operations we do not fully control.
We have significant assets which are held as ownership interests in Crimson that include crude oil pipelines, and a crude tank storage and terminal system. As a result, our ability to make distributions to our stockholders will depend to a significant extent on the performance of this entity and its ability to distribute funds to us. More specifically:
•pending receipt of CPUC Approval we own 49.50 percent of the voting membership interests in Crimson Midstream Holdings, and it is managed by its own governing board, the current members of which are David Schulte, Todd Banks, John Grier and Larry Alexander. Our ability to influence decisions with respect to the operation of Crimson Midstream Holdings is subject to the terms of its Third Amended and Restated Operating Agreement, which require supermajority board approval of distributions to us and the Grier Members and, prior to receipt of the CPUC Approval, give John Grier effective control over operating decisions relating to the majority of the entity’s assets;
•we may not have the ability to unilaterally require Crimson to make capital expenditures, such capital expenditures may require us to make additional capital contributions to fund operating and maintenance expenditures, as well as to fund expansion capital expenditures, which would reduce the amount of cash otherwise available for distribution by us or require us to incur additional indebtedness;
•Crimson may incur additional indebtedness upon receipt of a super majority board approval of the Company and Grier Members, which debt payments would reduce the amount of cash that might otherwise be available for distribution;
•our assets are operated by entities that we do not control except for certain material decisions and actions that require supermajority approval; and
•the operator of the assets held by Crimson could change, in some cases without our consent. For more information on the agreements governing the management and operation of Crimson, see Part IV, Item 15, Note 16 ("Subsequent Events") included in this Report.
We may not receive CPUC approval which would allow the Company to control the operations of the CPUC regulated assets.
The CPUC requires approval for any change of control of a regulated asset. John Grier is currently the person deemed to control Crimson's California assets regulated by the CPUC. Evidence of such control is supported by the Crimson Transaction documents. On February 12, 2021, Crimson filed an 854 Application with the CPUC which requests CPUC approval for the Company to control the regulated assets. While this approval is expected to occur in 2021, we cannot give any assurance that the Company will receive this approval and ultimately be able to directly control these assets.
Crimson's insurance coverage may not be sufficient to cover our losses in the event of an accident, natural disaster or other hazardous event.
Crimson's operations are subject to many hazards inherent in our industry. Such assets may experience physical damage as a result of an accident or natural disaster. These hazards also can cause, and in some cases have caused, personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We maintain a comprehensive insurance program for us, our subsidiaries and certain of our affiliates to mitigate the financial impacts arising from these hazards. This program includes insurance coverage in types and amounts and with terms and conditions that are generally consistent with coverage customary for our industry; however, insurance does not cover all events in all circumstances.
In connection with the Crimson Transaction, we mutually agreed with Carlyle that (i) the parties will maintain certain joint insurance coverage applicable to both the assets of Crimson Midstream Holdings and Crimson’s pre-transaction Gulf Coast assets retained by Carlyle in effect through June 1, 2021 and (ii) if an insurable loss is incurred by either party prior to June 1 which would reduce the aggregate remaining coverage available to the other party below 50% of the policy’s aggregate $200 million coverage limit, the party claiming such loss will procure temporary coverage to ensure the other party remains covered at 50% of the original policy limit through June 1, 2021.
In the unlikely event that multiple insurable incidents that in the aggregate exceed coverage limits occur within the same insurance period, the total insurance coverage will be allocated among our entities on an equitable basis based on an insurance allocation agreement among us and our subsidiaries. Additionally, even with insurance, if any natural disaster or other hazardous event leads to a catastrophic interruption in operations, we may not be able to restore operations without significant interruption.

Table of Contents	Glossary of Defined Terms

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both energy industry companies, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. As a result of large energy industry claims, insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, may reduce the insurance capacity they are willing to offer or demand significantly higher premiums or deductible periods to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at a reasonable cost. The unavailability of full insurance coverage to cover events in which the entities in which we own an interest suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.
If third-party pipelines, refineries, and other facilities interconnected to Crimson's pipelines, become unavailable to transport, produce, or store crude oil, Crimson's revenue and available cash could be adversely affected.
Crimson depends upon third-party pipelines, refineries, and other facilities that provide delivery options to and from its pipelines and terminal facilities. Their continuing operation is not within Crimson's control. For example, wildfires in California may require exploration and production facilities as well as refineries to shut down. These shutdowns could cause a reduction of future volumes of crude oil, damage to the facility, lack of capacity, shut-in by regulators or any other reason, leaks, or require shut-in due to regulatory action or changes in law, all of which could negatively impact Crimson's ability to operate efficiently thereby reducing revenue. Disruptions at refineries that use Crimson's pipelines, such as strikes or other disruptions can also have an adverse impact on the volume of products Crimson ships. Any temporary or permanent interruption at any key pipeline or terminal interconnect, any termination of any material connection agreement, or adverse change in the terms and conditions of service, could have a material adverse effect on Crimson's business, results of operations, financial condition or cash flows, including Crimson's ability to make cash distributions to us that help fund distributions to our stockholders.
Any significant decrease in production of crude oil in areas in which Crimson operates could reduce the volumes of crude oil Crimson transports and stores, which could adversely affect our revenue and available cash.
Crimson's crude oil pipelines and terminal system depend on the continued availability of crude oil production and reserves. Low prices for crude oil could adversely affect development of additional reserves and continued production from existing reserves that are accessible by Crimson's assets.
California crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. The current global, geopolitical, domestic policy and economic uncertainty may contribute to future volatility in financial and commodity markets in the near to medium term.
In general terms, the prices of crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors impacting crude oil prices include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported crude oil; the availability of transportation systems with adequate capacity; actions by the Organization of the Petroleum Exporting Countries and other oil producing nations; the effect of energy conservation measures; the strength of the U.S. dollar; the nature and extent of governmental regulation and taxation; and the anticipated future prices of crude oil and other commodities.
Lower crude oil prices, or expectations of declines in crude oil prices, have had and may continue to have a negative impact on exploration, development and production activity, particularly in the continental United States. If lower prices are sustained, it could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of Crimson's pipelines. Any such reduction in demand or less attractive terms could have a material adverse effect on our results of operations, financial position and ability to make or increase cash distributions to our stockholders.
In addition, production from existing areas with access to Crimson's pipeline and terminal systems will naturally decline over time. The amount of crude oil reserves underlying wells in these areas may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Accordingly, to maintain or increase the volume of crude oil transported, or throughput, on Crimson's pipelines, or stored in its terminal system, and cash flows associated with the transportation and storage of crude oil, Crimson's customers must continually obtain new supplies of crude oil.

Table of Contents	Glossary of Defined Terms

Crimson does not own all of the land on which its assets are located, which could result in disruptions to Crimson's operations.
Crimson does not own all of the land on which its assets are located, and is, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if Crimson does not have valid leases or rights-of-way or if such leases or rights-of-way lapse or terminate. Crimson obtains the rights to construct and operate its assets on land owned by third parties and some of the agreements may grant Crimson those rights for only a specific period of time. Crimson's loss of these or similar rights, through the inability to renew leases, right-of-way contracts or otherwise, or inability to obtain easements at reasonable costs could have a material adverse effect on Crimson's business, results of operations, financial condition and cash flows, including Crimson's ability to make cash distributions to us that help fund distributions to our stockholders.
Crimson's assets were constructed over many decades which may cause its inspection, maintenance or repair costs to increase in the future. In addition, there could be service interruptions due to unknown events or conditions or increased downtime associated with Crimson's pipelines that could have a material adverse effect on our business and results of operations.
Crimson's pipelines and storage terminals were constructed over many decades. Pipelines and storage terminals are generally long-lived assets, and construction and coating techniques have varied over time. Depending on the era of construction, some assets will require more frequent inspections, which could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our business, results of operations, financial condition or cash flows.
Crimson’s financial results primarily depend on the outcomes of regulatory and ratemaking proceedings and Crimson may not be able to manage its operating expenses and capital expenditures so that it is able to earn its authorized rate of return in a timely manner or at all.
As a regulated entity, Crimson's tariffs are set by the CPUC on a prospective basis and are generally designed to allow Crimson to collect sufficient revenues to recover reasonable costs of providing service, including a return on its capital investments. Crimson's financial results could be materially affected if the CPUC does not authorize sufficient revenues for Crimson to safely and reliably serve its customers and earn its authorized return of equity. The outcome of Crimson's ratemaking proceedings can be affected by many factors, including the level of opposition by intervening parties; potential rate impacts; increasing levels of regulatory review; changes in the political, regulatory, or legislative environments; and the opinions of Crimson's regulators, consumer and other stakeholder organizations, and customers, about Crimson's ability to provide safe and reliable oil transportation pipeline transportation.
In addition to the amount of authorized revenues, Crimson's financial results could be materially affected if Crimson's actual costs to safely and reliably serve its customers differ from authorized or forecast costs. Crimson may incur additional costs for many reasons including changing market circumstances, unanticipated events (such as wildfires, storms, earthquakes, accidents, or catastrophic or other events affecting Crimson's operations), or compliance with new state laws or policies. Although Crimson may be allowed to recover some or all of the additional costs, there may be a substantial delay between when Crimson incurs the costs and when Crimson is authorized to collect revenues to recover such costs. Alternatively, the CPUC may disallow costs that they determine were not reasonably or prudently incurred by Crimson.
Some of our directors and officers may have conflicts of interest with respect to certain other business interests related to the Crimson Transaction.
John D. Grier and certain affiliated trusts of Mr. Grier (collectively with Mr. Grier, the "Grier Members") hold certain limited liability company interests in Crimson, which were received in connection with the Crimson Transaction and relate to their prior equity interests in certain pre-transaction properties of Crimson. Prior to any later exchange of these limited liability company interests for common or preferred stock of the Company, as described in Part IV, Item 15, Note 16 ("Subsequent Events"), the Grier Members will have tax consequences that differ from those of the Company and the Company's public stockholders upon the sale of, or certain changes to the debt encumbering, any of these properties. Accordingly, the Company, on the one hand, and the Grier Members, on the other hand, may have different objectives regarding the terms of any such future transactions related to such properties. Under the terms of the Third Amended and Restated Operating Agreement of Crimson, the approval of any action, or of a failure to take any action, that could impact the Company's ability to continue to qualify as a REIT, requires the approval of a supermajority of the members of Crimson's Board of Managers (consisting of the initial Crimson Managers, John D. Grier and Larry W. Alexander, and the initial CORR Managers, David J. Schulte and Todd Banks).

Table of Contents	Glossary of Defined Terms

Violations of data protection laws carry fines and expose us to criminal sanctions and civil suits.
Along with our own confidential data and information in the normal course of our business, we, as well as Crimson and its affiliates, collect and retain significant volumes of data, some of which are subject to certain laws and regulations. The regulations regarding the transfer and use of this data domestically is becoming increasingly complex. This data is subject to governmental regulation at the federal, state, and local levels in many areas of our business, including data privacy and security laws, such as the California Consumer Privacy Act ("CCPA"). These laws may also expose us to significant liabilities and penalties if any company we acquire has violated or is not in compliance with applicable data protection laws.
The CCPA became effective on January 1, 2020 and gives California residents specific rights regarding their personal information, requires that companies take certain actions, including notifications of security incidents, and applies to activities regarding personal information that may be collected by us, directly or indirectly, from California residents. In addition, the CCPA grants California residents statutory private rights of action in the case of a data breach. As interpretation and enforcement of the CCPA evolves, it creates a range of new compliance obligations, which could cause us to change our business practices, with the possibility of significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations and cash flows.
Crimson's pipeline loss allowance exposes us to commodity risk.
Crimson's transportation agreements and tariffs for crude oil shipments include a pipeline loss allowance. Crimson collects pipeline loss allowance to reduce its exposure to differences in crude oil measurement between origin and destination meters, which can fluctuate. This arrangement exposes us to risk of financial loss in some circumstances, including when the crude oil is received from the connecting carrier using different measurement techniques, or resulting from solids and water produced from the crude oil. It is not always possible for us to completely mitigate the measurement differential. If the measurement differential exceeds the loss allowance, the pipeline must make the customer whole for the difference in measured crude oil. Additionally, Crimson takes title to any excess product that it transports when product losses are within the allowed levels, and regularly sell that product at prevailing market prices. This allowance oil revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and prevailing commodity prices.
Our forecasted assumptions may not materialize as expected on Crimson's expansion projects, acquisitions and divestitures.
We and Crimson evaluate expansion projects, acquisitions and divestitures on an ongoing basis. Planning and investment analysis is highly dependent on accurate forecasting assumptions and to the extent that these assumptions do not materialize, financial performance may be lower or more volatile than expected. Volatility and unpredictability in the economy, both locally and globally, a change in both expected volume flows and cost estimates, project scoping and risk assessment could result in a loss of our profits.
Our business requires the retention and recruitment of a skilled workforce, and difficulties recruiting and retaining our workforce could result in a failure to implement our business plans.
Both our historical operations and management, and those of Crimson, require the retention and recruitment of a skilled workforce, including engineers, technical personnel and other professionals. We and our affiliates compete with other companies in the energy industry for this skilled workforce. If we are unable to retain current employees and/or recruit new employees of comparable knowledge and experience, our business could be negatively impacted. In addition, we could experience increased costs to retain and recruit these professionals.
Risks Related to Our Ownership and Operation of MoGas or Other Assets
MoGas' natural gas transmission operations, and related customer revenue agreements, are subject to regulation by FERC.
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

Table of Contents	Glossary of Defined Terms

In addition, the rates MoGas can charge for its natural gas transmission operations are regulated by FERC pursuant to the Natural Gas Act of 1938 ("NGA") as follows:
•MoGas may only charge rates that have been determined to be just and reasonable by FERC, subject to a prescribed maximum and minimum, and is prohibited from unduly preferring or unreasonably discriminating against any person with respect to its rates or terms and conditions of service.
•MoGas' existing rates may be challenged in a proceeding before FERC, which may reduce MoGas' rates if FERC finds the rates are not just and reasonable or are unduly preferential or unduly discriminatory. Proposed rate increases may be challenged by protest and allowed to go into effect subject to refund. Even if a rate increase is permitted by FERC to become effective, the rate increase may not be adequate.
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
We cannot give any assurance regarding potential future regulations under which MoGas will operate its natural gas transmission business, or the effect that any changes in such future regulations, or in MoGas' agreements with its customers could have on MoGas' business, financial condition and results of operations.

Following expiration of the current five-year rate agreements with MoGas' customers other than certain contracts, MoGas’ revenues from these customers will once again be generated under agreements that are subject to cancellation on an annual basis.
Once the term of MoGas' current firm transportation pricing arrangements with its customers expire on December 31, 2023 (other than certain contracts with its largest customers, Spire and Ameren), revenues for MoGas' business with such other customers will once again be generated under transportation agreements which renew automatically on a year-to-year basis, but will be subject to cancellation by the customer or MoGas on 365 days' notice. When that occurs, if MoGas is unable to succeed in replacing any agreements canceled by its customers or itself that account for a significant portion of its revenues, or in renegotiating such agreements on terms substantially as favorable as the existing agreements, MoGas could suffer a material reduction in its revenues, financial results and cash flows. The maintenance or replacement of agreements with MoGas' customers at rates sufficient to maintain current or projected revenues and cash flows ultimately depends on a number of factors beyond its control, including competition from other pipelines, the proximity of supplies to the markets, and the price of, and demand for, natural gas. In addition, changes in state regulation of local distribution companies may cause them to exercise their cancellation rights in order to turn back their capacity when the agreements expire.
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
Risks Related to Our Investments in Leases
We are subject to risks involved in single tenant leases.
Historically, a significant portion of our acquisition activities have been focused on real properties that are triple-net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease: (i) is likely to cause a

Table of Contents	Glossary of Defined Terms

significant reduction in the operating cash flow generated by the property leased to that tenant, (ii) might decrease the value of that property, and (iii) could expose us to 100 percent of all applicable operating costs.
In addition, if we determine that a renewal of a lease with any tenant of an energy infrastructure asset is not in the best interests of our stockholders, if a tenant determines it no longer wishes to be the tenant under a lease upon its expiration, if we desire to terminate a lease as a result of a breach of that lease by the tenant or if we lose any tenant as a result of such tenant's bankruptcy, then in each circumstance we would need to identify a new tenant for the lease. We may not be able to identify a new tenant, as interest in leasing certain of our assets would be dependent on ownership of an interest in nearby mineral rights. There is no assurance that we would be able to identify a qualified and reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as a potential replacement tenant, or that we could enter into a new lease with any such tenant on terms that are as favorable as the lease terms that were in place with the prior tenant.
Net leases may not result in fair market lease rates over time.
We expect a large portion of any future leasing revenue to come from net leases. Net leases typically have longer lease terms and, thus, there is an increased risk that if market rental rates increase in future years, the rates under our net leases will be less than fair market rental rates during those years. As a result, our income and distributions could be lower than they would otherwise be if we did not engage in net leases. We often will seek to include a clause in each lease that provides increases in rent over the term of the lease, as well as participating features based on increases in the tenant's utilization of the underlying asset, but there can be no assurance we will be successful in obtaining such a clause.
If a tenant declares bankruptcy and such action results in a rejection of the lease, or if the sale-leaseback transaction is challenged as a fraudulent transfer or re-characterized in the lessee company's bankruptcy proceeding, our business, financial condition and cash flows could be adversely affected.
Historically, we have entered into sale-leaseback transactions, whereby we purchase an energy infrastructure property and then simultaneously lease the same property back to the seller. If a lessee company declares bankruptcy, our business could be adversely affected by one or both of the following:
•A sale-leaseback transaction may be re-characterized by a bankruptcy court as either a disguised financing transaction or a functional joint venture. If the sale-leaseback were re-characterized as a financing transaction, we might not be considered the owner of the subject property and, as a result, we should have the status of a secured creditor of the lessee company with regard to the subject property, assuming the securitization measures we take as described below are respected by the bankruptcy court. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the lessee company for the amounts owed under the lease. Although we believe each of our historical lease agreements, and any similar lease we may enter into in the future, constitute true leases that should not be subject to recharacterization, there is no guaranty that a bankruptcy court would agree. In the event of recharacterization, our claim under a lease agreement would either be secured or unsecured. As a preventative measure, we take steps to create and perfect a security interest in property made the subject of our lease agreements to ensure that our claim against the bankrupt lessee would be secured in the event of a recharacterization, but such attempts could be subject to challenge by the debtor or creditors and there is no assurance that a court would find our claim to be secured. The bankrupt lessee under this scenario might have the ability to restructure the terms, interest rate and amortization schedule of its outstanding balance owed under the lease. If approved by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing any lien on the property, so long as the lessee adhered to the new terms. If the sale-leaseback were re-characterized as a joint venture under applicable, non-bankruptcy law, we and the lessee company could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee company relating to the property.
•A lessee could either assume, assign or reject a lease in a bankruptcy case. The bankrupt lessee is required to make rent payments to us during its bankruptcy until it rejects the commercial real property lease (for leases that are personal property leases, the lessee need not make rental payments that arise from the petition date until 60 days after the order for relief is entered in the bankruptcy case). If the lessee assumes the lease, the bankrupt debtor must pay or “cure” all existing monetary defaults under the lease. Further, the lease can only be assumed “as is”. The bankruptcy court would not be able to change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us. If a lease is rejected, we may not be able to identify an acceptable new tenant, and if we were able to re-lease the affected facility to a new tenant only on unfavorable terms or after a significant delay, we could lose some or all of the revenue from that facility for an extended period of time. Further, if the lease agreement is rejected, our claim against the lessee and/or parent guarantor could be, in some courts, subject to a statutory cap under section 502(b)(6) of the Bankruptcy Code to the extent the lease agreement is deemed to be a lease for real property rather than a lease for personal property. Such cap generally limits the amount of a claim for lease-based damages in the event of a termination of a commercial real property lease to the greater of one year's rent or

Table of Contents	Glossary of Defined Terms

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
Risks Related to Financing Our Business
Our indebtedness could have important consequences, including impairing our ability to obtain additional financing or pay future distributions, as well as subjecting us to the risk of foreclosure on any mortgaged properties in the event of non-payment of the related debt.
As of December 31, 2020, we had outstanding consolidated indebtedness of approximately $118.1 million. On February 4, 2021, our leverage increased to $223.1 million as a result of the Crimson Transaction. Our leverage could have important consequences. For example, it could:
•result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt;
•materially impair our ability to borrow undrawn amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all;
•limit our ability to pay distributions by restricting cash flow from some of our subsidiaries unless certain conditions are satisfied, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability under certain revolving credit facilities, and available free cash flow;
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

Table of Contents	Glossary of Defined Terms

Covenants in our loan documents could limit our flexibility and adversely affect our financial condition.
The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. In addition, our ability to receive cash flow from some of our subsidiaries is subject to the satisfaction of certain conditions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability under certain revolving credit facilities, and available free cash flow. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default under credit agreements or other debt instruments, our financial condition would be adversely affected.
The refusal of EGC and Cox Oil to provide financial statements to us in accordance with the terms of the Grand Isle Lease Agreement, prior to the transfer of the GIGS to Carlyle in the Crimson Transaction, has adversely impacted the use of our effective registration statements on Form S-3 and Form S-8 to register the offer and sale of securities, and also has limited our ability to issue registered common stock to participants in our dividend reinvestment plan and to use our common stock as a component of compensation for our independent directors. These circumstances will also either prevent or make more costly our efforts to raise future capital if we are unable to use our universal shelf registration statement on Form S-3.
Under applicable SEC rules, an issuer loses the privilege of using "short form" Form S-3 or Form S-8 registration statements to offer and sell securities unless it has timely filed all periodic and other reports required to be filed under the Exchange Act after the initial filing of such a registration statement. As described elsewhere in this Report, EGC and Cox Oil refused to provide the financial statement information concerning EGC required to be filed by us pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual. This situation has adversely impacted our ability to use our currently effective shelf registration statements on Form S-3, and also could result in the SEC not declaring effective any registration statement that we file on any other form in connection with an offering so long as we remain unable to amend our periodic reports to include the required financial statements of EGC, which could either prevent or make more costly our efforts to raise future capital through the issuance of our equity and debt securities on a rapid basis. While we may be able to raise additional capital through bank financing, private placement transactions or other means, these alternatives could increase both our financing costs and the amount of time required to complete a transaction, and there is no guarantee that we would succeed in raising the additional capital required on a timely basis.
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
Our variable rate indebtedness under the Crimson Credit Facility uses LIBOR as one benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.
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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

We have not registered the 5.875% Convertible Notes or the common stock issuable upon conversion of the 5.875% Convertible Notes which will limit the holders' ability to resell them.

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
We do not intend to apply to list the Convertible Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. The initial purchasers of the 5.875% Convertible Notes may cease their market-making of the Convertible Notes at any time without notice. In addition, the liquidity of the trading market in the Convertible Notes, and the market price quoted for the Convertible Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, an active trading market may not develop for the Convertible Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Convertible Notes may be adversely affected. In that case holders of the Convertible Notes may not be able to sell their Convertible Notes at a particular time or they may not be able to sell their Convertible Notes at a favorable price.
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

Table of Contents	Glossary of Defined Terms

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
We initially issued the Convertible Notes in the form of one or more global notes registered in the name of Cede & Co., as nominee of DTC. Beneficial interests in global notes will be shown on, and transfers of global notes will be affected only through, the records maintained by DTC. Except in limited circumstances, we will not issue certificated notes. Accordingly, if the holders own a beneficial interest in a global note, then they will not be considered an owner or holder of the Convertible Notes. Instead, DTC or its nominee will be the sole holder of global notes. Unlike persons who have certificated notes registered in their names, owners of beneficial interests in global notes will not have the direct right to act on our solicitations for consents or requests for waivers or other actions from holders. Instead, those beneficial owners will be permitted to act only to the extent that they have received appropriate proxies to do so from DTC or, if applicable, a DTC participant. The applicable procedures for the granting of these proxies may not be sufficient to enable owners of beneficial interests in global notes to vote on any requested actions on a timely basis. In addition, notices and other communications relating to the Convertible Notes will be sent to DTC. We expect DTC to forward any such communications to DTC participants, which in turn would forward such communications to indirect DTC participants. But we can make no assurances that holders will timely receive any such communications.
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

Table of Contents	Glossary of Defined Terms

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
The market price of the depositary shares will depend on many factors, which may change from time to time, including:
•Prevailing interest rates, increases in which may have an adverse effect on the market price of the depositary shares representing interests in our Series A Preferred Stock;
•The market for similar securities issued by other REITs;
•General economic and financial market conditions;
•The financial condition, performance and prospects of us, our tenants and our competitors;
•Any rating assigned by a rating agency to the depositary shares;
•Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry; and
•Actual or anticipated variations in our quarterly operating results and those of our competitors.

Table of Contents	Glossary of Defined Terms

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
We have elected to be a REIT for federal income tax purposes. In order to qualify as a REIT, a substantial percentage of our income must be derived from, and our assets consist of, real estate assets, and, in certain cases, other investment property. We have acquired and managed investments which satisfy the REIT tests. Whether a particular investment is considered a real estate asset for such purposes depends upon the facts and circumstances of the investment. Due to the factual nature of the determination, the IRS may challenge whether any particular investment will qualify as a real estate asset or realize income which satisfies the REIT income tests. In determining whether an investment is a real property asset, we will look at the Code and the IRS's interpretation of the Code in regulations, published rulings, private letter rulings and other guidance. In the case of a private letter ruling issued to another taxpayer, we would not be able to bind the IRS to the holding of such ruling. We have received private letter rulings from the IRS with respect to certain issues relevant to our qualification as a REIT. In general, the rulings provide, subject to the terms and conditions contained therein, that we may treat certain of our assets as qualifying REIT assets and certain income that we receive as rents from interests in real property. Although we may generally rely upon the rulings, no assurance can be given that the IRS will not challenge our qualification as a REIT on the basis of other issues or facts outside the scope of the rulings. If the IRS successfully challenges our qualification as a REIT, we may not be able to achieve our objectives and the value of our stock may decline. As a REIT, our distributions from earnings and profits will be treated as ordinary income and a return of capital, and generally will not qualify as qualified dividend income ("QDI").
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
On August 31, 2016, the IRS issued final regulations to define real property under the REIT provisions, which provide that interests in real estate include inherently permanent structures such as pipelines and certain related assets. The qualifying real estate assets in the energy infrastructure sector include electric transmission and distribution systems, pipeline systems, and storage and terminaling systems, among others. We believe that substantially all of the Grand Isle Gathering System and Pinedale LGS constituted real estate assets under the REIT provisions during the entire period that we owned those assets, consistent with the final regulations and certain private letter rulings. We have not obtained any private letter rulings with respect to the Grand Isle Gathering System. We received a private letter ruling and certain other confirmation from the IRS that certain Pinedale LGS assets qualified as real property for REIT purposes. If the Grand Isle Gathering System or Pinedale LGS should not constitute a real estate asset for federal income tax purposes, we could likely be found to have failed to continue to qualify as a REIT for the years during which we owned those assets. If that should occur, it likely would prevent us from achieving our business objectives and could cause the value of our stock to decline.
Failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.
Beginning with our fiscal year ended December 31, 2013, we believe our income and investments have allowed us to meet the income and asset tests necessary for us to qualify for REIT status and we have elected to be taxed as a REIT for fiscal years 2013 through 2020. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for

Table of Contents	Glossary of Defined Terms

federal income tax purposes or the federal income tax consequences of such qualification. Accordingly, we cannot assure our stockholders that we will be organized or will operate to qualify as a REIT for future fiscal years. If, with respect to any taxable year, we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. After our initial election and qualification as a REIT, if we later failed to so qualify and we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for four subsequent taxable years. If we fail to qualify as a REIT, corporate-level income tax would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
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

Table of Contents	Glossary of Defined Terms

any other provision of the Convertible Notes or the Indentures, no holder of Convertible Notes will be entitled to receive common stock following conversion of such Convertible Notes to the extent that receipt of such common stock would cause such holder (after application of certain constructive ownership rules) to exceed the ownership limit contained in our charter. We will not be able to deliver our common stock, even if we would otherwise choose to do so, to any holder of Convertible Notes if the delivery of our common stock would cause that holder to exceed the ownership limits described above.
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
To the extent our ability to issue debt or other senior securities is constrained, we will depend on issuances of additional common stock to finance new investments. If we raise additional funds by issuing more of our common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and our stockholders may experience dilution.
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

Table of Contents	Glossary of Defined Terms

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
The rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic, and on December 27, 2020, the Consolidated Appropriation Act, 2021 was enacted. The Consolidation Appropriations Act included the Taxpayer Certainty and Disaster Relief Act of 2020 ("Disaster Relief Act") and the COVID-related Tax Relief Act of 2020 ("COVID Relief Act"). Although we are not aware of any provision in the final legislation or any pending tax legislation that would adversely affect our ability to qualify as a REIT, we cannot predict how future changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the income tax consequences of such qualification.
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
We will be dependent upon key personnel of Corridor and Crimson for our future success.
We have entered into a management agreement with Corridor to provide full management services to us for real property asset investments. Further, certain members of the Crimson management team are also officers of CorEnergy. We will be dependent on the diligence, expertise and business relationships of the management of Corridor and Crimson to implement our strategy of acquiring real property assets. The departure of one or more investment professionals of Corridor or Crimson could have a material adverse effect on our ability to implement this strategy and on the value of our common stock. There can be no assurance that we will be successful in implementing our strategy.
Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.
Certain of our officers and the employees of Crimson do not spend all of their time managing our activities. These executive officers and the employees of Crimson allocate some, or a material portion, of their time to other businesses and activities. None of these individuals is required to devote a specific amount of time to our affairs. As a result of these overlapping responsibilities, there may be conflicts of interest among and reduced time commitments from our officers and employees of Crimson that they will face in making decisions on our behalf. Accordingly, CorEnergy competes with Crimson, their affiliates and possibly other entities for the time and attention of these officers.

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
The following considerations related to provisions of Maryland General Corporation Law, and of our charter and bylaws, may have the effect of discouraging, delaying or making difficult a change in control of our Company or the removal of our incumbent directors:
•We are subject to the Business Combination Act of the Maryland General Corporation Law. However, pursuant to the statute, our Board of Directors has adopted a resolution exempting us from the Maryland Business Combination Act for any business combination between us and any person to the extent that such business combination receives the prior approval of our Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time by our Board of Directors. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination with a person, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
•Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult to obtain control of our Company.
•As described above, our charter includes a share ownership limit and other restrictions on ownership and transfer of shares, in each such case designed, among other purposes, to preserve our status as a REIT, which may have the effect of precluding an acquisition of control of us without the approval of our Board of Directors.
•Under our charter, our Board of Directors is divided into three classes serving staggered terms, which may make it more difficult for a hostile bidder to acquire control of us.
•Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law relating to the filling of vacancies on our Board of Directors. Further, through provisions in our charter and bylaws unrelated to Subtitle 8, we (1) require a two-thirds vote for the removal of any director from the board, which removal must be for cause, (2) vest in the board the exclusive power to fix the number of directors, subject to limitations set forth in our charter and bylaws, (3) have a classified Board of Directors and (4) require that, unless a special meeting of stockholders is called by the chairman of our Board of Directors, our chief executive officer, our president or our Board of Directors, such a special meeting may be called to consider and vote on any matter that may properly be considered at a meeting of stockholders only at the request of stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting.
•In addition, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our Board of Directors also may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.
•Our bylaws include advance notice provisions, governing stockholders' director nominations or proposal of other business to be considered at an annual meeting of our stockholders, requiring the continuous ownership by the stockholder(s) putting forth any such nominee or proposal of at least one percent (1 percent) of our outstanding shares for a minimum period of at least three years prior to the date of such nomination or proposal and through the date of the related annual meeting (including any adjournment or postponement thereof), each as specified in the bylaws.
•Our bylaws designate certain Maryland courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a judicial forum that our stockholders believe is favorable for disputes with us or our directors, officers or employees.

Table of Contents	Glossary of Defined Terms

The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our Company. These provisions may prevent any premiums being offered to you for our common stock.
Our ability to pay dividends is limited by the requirements of Maryland law.
Our ability to pay dividends on our common stock and Series A Preferred Stock is limited by the laws of Maryland. Under the Maryland General Corporation Law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities plus, unless the corporation's charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock or the Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock or the Series A Preferred Stock.
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
We rely on information technology systems and network infrastructure, including the Internet, to process transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records. Our business is dependent upon information systems and other digital technologies for controlling our plants, pipelines and other assets, processing transactions and summarizing and reporting results of operations. The secure processing, maintenance and transmission of information is critical to our operations. A security breach of our network or systems, or the network or systems of our third-party vendors, could result in improper operation of our assets, potentially including delays in the delivery or availability of our customers’ products, contamination or degradation of the products we transport, store or distribute, or releases of hydrocarbon products for which we could be held liable. Furthermore, we and some of our vendors collect and store sensitive data in the ordinary course of our business, including personal identification information of our employees as well as our proprietary business information and that of our customers, tenants, suppliers, investors and other stakeholders.
Cybersecurity risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication, magnitude and frequency of cyber-attacks and data security breaches. Because of the critical nature of our infrastructure and our use of information systems and other digital technologies to control our assets, we face a heightened risk of cyber-attacks. Cyber attacks targeting our infrastructure could result in a full or partial disruption of our operations, as well as those of our customers and tenants. Likewise, cyberattacks in the form of "social engineering" (manipulating recipients into performing actions, or divulging information, by impersonating members of Company management, customers or others) aimed at our company, our employees, our customers, our tenants, or others could result in operational disruption, financial loss and reputational harm. Although we make efforts to maintain the security and integrity of our data, IT networks and related systems, and we have implemented various measures to minimize and/or manage the risk of a security breach or disruption, we cannot guarantee that our security efforts and measures will be effective at preventing or detecting any attempted or actual security incidents, or that disruptions caused by any such incidents or attempted incidents will not be successful or damaging to us or others.
During the normal course of business, we have experienced and expect to continue to experience attempts to gain unauthorized access to, or to compromise, our information systems or to disrupt our operations through cyber-attacks or security breaches, although none to our knowledge have had a material adverse effect on our business, operations or financial results. Despite our security measures, our information systems, or those of our vendors, may become the target of further cyber-attacks (including hacking, viruses or acts of terrorism) or security breaches (including employee error, malfeasance or other breaches), which could compromise and disrupt the proper functioning of our network or systems, or those of our vendors, affect our ability to correctly record, process and report transactions or financial information, or result in the release or loss of the information stored therein, misappropriation of assets, misstated financial reports, violations of loan covenants and/or missed reporting deadlines, inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT, disruption to our operations or damage to our facilities. As a result of a cyber-attack or security breach, we could also be liable under laws that protect the privacy of personal information, subject to regulatory penalties, experience damage to our reputation or a loss of consumer confidence in our products and services, or incur additional costs for remediation and modification or enhancement of our information systems, and require significant management attention and resources, to prevent future occurrences or other costs or be subject to increased regulation or litigation, all of which could materially adversely affect our reputation, business, operations or financial results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

Table of Contents	Glossary of Defined Terms

ITEM 2. PROPERTIES
Properties Owned as of December 31, 2020
Leased Energy Infrastructure Assets
We are primarily focused on acquiring midstream and downstream real estate assets within the U.S. energy infrastructure sector and have historically entered into long-term triple-net participating leases with energy companies. The following summarizes our investments in energy infrastructure assets that were leased on a triple-net basis to their respective operators as of December 31, 2020:

Asset Name	Owner/Landlord	Tenant	Asset Location	Asset Description	Encumbrances (1)
Grand Isle Gathering System(2)	Grand Isle Corridor, LP	Energy XXI GIGS Services, LLC (3)	Gulf of Mexico / Louisiana	Approximately 137 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system	Security for the Company's $160 million revolving credit facility with Regions Bank
(1) For additional information, see Part IV, Item 15, Note 11 ("Debt") included in this Report. The revolving credit facility was terminated in conjunction with the Crimson Transaction.
(2) On February 4, 2021, the Company disposed of the GIGS asset and terminated the related triple-net lease in conjunction with the Crimson Transaction. For additional information, see Part I, Item 1, Business and Part IV, Item 15, Note 3 ("Leased Properties and Leases") included in this Report. Prior to the sale, GIGS was an asset securing the Company's revolving credit facility with Regions Bank.
(3) Energy XXI GIGS Services, LLC's obligations under the Grand Isle Lease Agreement were guaranteed by EGC. For additional information, see "Additional Information Concerning the Grand Isle Gathering System" below.

Additional Information Concerning the Grand Isle Gathering System
Grand Isle Corridor, LP ("Grand Isle Corridor") acquired the Grand Isle Gathering System on June 30, 2015, from Energy XXI USA, Inc., which has since become EGC and an indirect wholly owned subsidiary of privately-held Cox Oil as discussed further below. The Grand Isle Gathering System's design capacity was approximately 120 thousand barrels per day. It included 137 miles of undersea pipeline that transports oil and water from seven offshore fields and a 16-acre onshore terminal. The terminal included four storage tanks, three saltwater injection wells, and associated pipelines, land, buildings and facilities. As discussed in further detail in Part IV, Item 15, Note 12 ("Asset Retirement Obligation"), during the fourth quarter of 2018, the Company decommissioned a segment of the GIGS pipeline system.
The subsea pipelines forming the majority of the Grand Isle Gathering System and certain other components, such as the buildings and saltwater disposal facilities, had useful lives that extend beyond the initial term of the Grand Isle Lease Agreement, and the system was critical to Cox Oil's central Gulf of Mexico oil production operations. The Grand Isle Gathering System provides shoreline terminal access to 38 offshore platforms producing from seven fields. Some of these fields have produced for over 50 years and continue to produce. During 2017-2018, EGC drilled and successfully completed four new wells. Future wells drilled will be dependent on economics, but several undrilled locations remain in fields served by the Grand Isle Gathering System. From its analysis, CORR assumed average Grand Isle Gathering System well lives of 10 to 20 years depending on the number of productive zones encountered, implying a long-term continued need for transport and terminaling services.
The primary term of the Grand Isle Lease Agreement was 11 years, with an initial renewal term of nine years, subject to certain conditions. During the initial term of the Grand Isle Lease Agreement, the EGC Tenant was required to make minimum monthly rental payments. In year one, the minimum monthly payments were initially $2.6 million. The monthly payments were scheduled to peak in year seven at $4.2 million before declining to $3.5 million in year eleven. Beginning in April 2020, the EGC Tenant ceased paying rent due. The EGC Tenant's nonpayment rent continued until the disposition of the Grand Isle Gathering System and termination of the Grand Isle Lease Agreement as further described below. In addition, the EGC Tenant was required to pay variable rent payments if certain pre-defined revenue thresholds are exceeded. Variable rent obligations were calculated monthly and based on ten percent revenue participation above the thresholds. Revenues are calculated on the volumes of the EGC Tenant's oil that flow through the Grand Isle Gathering System, multiplied by the average daily closing price of crude oil for the applicable calendar month. Participating rent is capped at 39 percent of the total rent for each month. There were no participating rents paid in 2020.
On February 4, 2021, we contributed the Grand Isle Gathering System as partial consideration for the acquisition of our 49.50 percent interest in Crimson described in Part I, Item 1, Business, of this Report resulting in its disposition and the termination of the Grand Isle Lease Agreement. In connection with the disposition, the Company entered into a Settlement and Mutual Release Agreement with the EGC Tenant, EGC, and CEXXI, LLC. Refer to Part I, Item 3, Legal Proceedings, of this Report for additional information on the resolution of the legal matters, and Part IV, Item 15, Note 3 ("Leased Properties and Leases"), for additional information on the disposition of the GIGS asset and termination of the Grand Isle Lease Agreement.

Table of Contents	Glossary of Defined Terms

Other Energy Infrastructure Assets
MoGas Pipeline System
Our wholly-owned TRS, Corridor MoGas, Inc. ("Corridor MoGas"), owns all of the membership interests in a subsidiary that owns and operates the MoGas Pipeline System, which consists of an approximately 263-mile interstate natural gas pipeline system in and around St. Louis and extending into central Missouri, and certain related real and personal property. The MoGas Pipeline System, which is regulated by FERC, receives natural gas at four separate receipt points from third party interstate gas pipelines and delivers that gas through 24 different delivery points to investor-owned natural gas distribution companies, municipalities and end users. MoGas has eight firm transportation customers. We provide REIT-qualifying intercompany mortgage financing secured by the real property assets of MoGas and United Property Systems, which allows for a maximum principal balance of $90.0 million. Our ownership interest in the MoGas Pipeline System partially secured borrowings under the CorEnergy Credit Facility until it was terminated on February 4, 2021. Currently, our ownership interest in Corridor MoGas. partially secures borrowings under the Crimson Credit Facility.
Omega Pipeline (Mowood, LLC)
We indirectly hold 100 percent of the equity interests in Omega through Mowood, which was a TRS of the Company until December 31, 2017, as discussed further below. Mowood is the holding company of Omega, a natural gas provider located primarily on the DOD's Fort Leonard Wood military post in south-central Missouri. Omega has a long-term contract with the DOD, which was renewed for an additional 10-year term in January 2016, to provide natural gas distribution to Fort Leonard Wood through Omega's approximately 75-mile pipeline distribution system on the post. In addition, Omega has historically provided natural gas marketing services to several customers in the surrounding area.
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
New Properties Acquired in February 2021
As discussed in Part I, Item 1, Business, of this Report, on February 4, 2021, we acquired a 49.50 percent interest in Crimson. Crimson is a CPUC regulated crude oil pipeline owner and operator, and its assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles, including approximately 1,300 active miles, across northern, central and southern California, connecting California crude production to in-state refineries. The acquired assets qualify for REIT treatment under established IRS regulations and the Company’s PLR. The assets acquired in the Crimson Transaction include the following:

Asset	Location	Asset Description
Sol Cal Pipeline	Southern California	~760 miles of pipe (including ~610 active miles); 7 separate pipeline systems; 8 tanks and 6 pump stations. Transports crude oil from Los Angeles and Ventura basins to Los Angeles refineries.
KLM Pipeline	San Joaquin Valley to Northern California	~620 miles of pipe (including ~290 active miles); 5 tanks and 7 pump stations. Transports crude oil from San Joaquin Valley to Bay Area refineries.
San Pablo Bay Pipeline	San Joaquin Valley to Northern California	~540 miles of heated pipe from San Joaquin Valley to Northern California (including ~380 active miles); ~2.3 Mbbls tank capacity. Transports crude from San Joaquin Valley to Bay Area refineries.
Proprietary Pipeline	South of Bakersfield	~100 miles of pipe (including ~45 active miles). Connects Crimson system to rail volumes and supports other in-basin crude movements.

Principal Location
Our principal executive office is located at 1100 Walnut Street, Suite 3350, Kansas City, MO 64106.

Table of Contents	Glossary of Defined Terms

ITEM 3. LEGAL PROCEEDINGS
CorEnergy Legal Proceedings
As discussed in further detail in Part IV, Item 15, Note 3 ("Leased Properties And Leases") in this Report, the Company initiated litigation on March 26, 2019 to enforce the terms of the Grand Isle Lease Agreement requiring that we be provided with copies of certain financial statement information that we are required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual, in the case CorEnergy Infrastructure Trust, Inc. and Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 01-19-0228-CV in the 11th District Court of Harris County, Texas. The Company sought and obtained a temporary restraining order mandating that our tenant deliver the required financial statements. On April 1, 2019, that order was stayed pending an appeal by the tenant to the Texas First District Court of Appeals in Houston. On January 6, 2020, that appellate court rejected our tenant's appeal and remanded the case for further proceedings in the 11th District Court of Harris County, Texas. While the appeal was pending, the original temporary restraining order lapsed by its own terms. In May 2020, the trial court granted the Company's motion for partial summary judgment mandating our tenant deliver the required financial statements. The parties agreed to stay this case in order to facilitate settlement discussions (see below).
In addition to the foregoing lawsuit, the Company's subsidiary, Grand Isle Corridor, filed a separate lawsuit against EGC and EGC Tenant to recover unpaid rent due and owed under the Grand Isle Lease Agreement. The lawsuit was filed in the 129th District Court of Harris County, Texas and was styled as Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 202027212. Grand Isle Corridor filed a motion for summary judgment against the EGC Tenant in this action. Grand Isle Corridor filed two identical lawsuits in Harris County seeking unpaid rent for June and July (Case Nos. 202036038 and 202039219, respectively). These cases were stayed pending negotiation of a business resolution with EGC and EGC Tenant (see below).
On April 20, 2020, EGC and its parent company, CEXXI, LLC, filed an adversary proceeding against the Company and Grand Isle Corridor, Energy XXI Gulf Coast, LLC and CEXXI, LLC v. Grand Isle Corridor, LP and CorEnergy Infrastructure Trust, Inc., Adv. No. 20-03084, in the United States Bankruptcy Court for the Southern District of Texas. In this suit, EGC is asking the bankruptcy court in which EGC filed for bankruptcy in 2016 to declare that the assignment and assumption of the guarantee of the Grand Isle Lease Agreement, which was a part of that earlier bankruptcy proceeding, is null and void. The Company believes this claim is meritless. The parties have agreed to stay this case (see below).
During the third quarter of 2020, the Company and Grand Isle Corridor reached an agreement with EGC, EGC Tenant, and CEXXI, LLC to stay each of the above-referenced lawsuits indefinitely while seeking a business resolution for their various disputes. During the agreed stay, all deadlines in the pending actions were suspended, and the parties may not engage in discovery, file pleadings, or initiate any new lawsuits against each other. Any party may terminate the agreed stay and resume litigation upon five days' written notice.
On February 4, 2021, the Company contributed the GIGS asset as partial consideration for the acquisition of its interest in Crimson. In connection with the disposition, the Company and Grand Isle Corridor entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement") with the EGC Tenant, EGC, and CEXXI, LLC (the "EXXI Entities"). The EGC Tenant is the tenant under the Grand Isle Lease Agreement, dated June 30, 2015 with Grand Isle Corridor. Grand Isle Corridor initially received a Guaranty dated June 22, 2015 from Energy XXI Ltd. in connection with the original purchase of the GIGS, which was assumed by EGC, as guarantor of the obligations of the EGC Tenant pursuant to the terms of the Assignment and Assumption of Guaranty and Release dated December 30, 2016 (as assigned and assumed, the "Landlord Guaranty").
Pursuant to the terms of the Settlement Agreement, the Company and Grand Isle Corridor released the EXXI Entities from any and all claims, except for the Environmental Indemnity under the Grand Isle Lease Agreement, which shall survive, and the EXXI Entities released the Company and Grand Isle Corridor from any and all claims. The parties have also agreed to jointly dismiss the litigation described above in connection with the Settlement Agreement. Additionally, the Grand Isle Lease Agreement and Landlord Guaranty were cancelled and terminated.
Crimson Legal Proceedings
On October 30, 2014, the owner of a property on which Crimson built a valve access vault filed an action against Crimson, claiming that Crimson's pre-existing pipeline easement did not authorize the construction of the vault. Crimson responded by filing a condemnation action on October 26, 2015 to acquire new easements for the vault and related pipeline, and the cases were consolidated into one action, Crimson California Pipeline L.P. v. Noarus Properties, Inc.; and Does 1 through 99, Case No. BC598951, in the Los Angeles Superior Court-Central District. The property owner has claimed damages of $7,500,000. A legal issues trial relating to liability for damages is scheduled for July 12, 2021, and a jury trial to determine the amount of damages, if

Table of Contents	Glossary of Defined Terms

any, is scheduled for November 1, 2021. Crimson is vigorously defending itself against the claims asserted by the property owner in this matter and, while the outcome cannot be predicted, management believes the ultimate resolution of this matter will not have a material adverse impact on the Company’s results of operations, financial position or cash flows.
In June 2016, Crimson discovered a leak on its Ventura pipeline located in Ventura County, California, at which time Crimson began remediation of the observed release and concurrently took the pipeline out of service. The pipeline was properly repaired and returned to service in June 2016. The remediation efforts are complete, the affected area has been restored, and Crimson has implemented a monitoring program for the area. In November 2018, Crimson was notified by the California State Water Resources Board of a Forthcoming Assessment of Administrative Civil Liability concerning alleged violations of the California Water Code related to this incident. Through pre-enforcement settlement discussion, Crimson and the California State Water Board reached a settlement requiring Crimson to pay a penalty of $325,000, which is currently pending final approval from the State of California. Pursuant to that settlement, annually Crimson also must perform certain ongoing monitoring obligations related to the condition of the affected barranca. Additionally, in July 2020 Crimson entered into a Stipulation of Final Judgment related to the same incident with the Ventura County, California Department of Fish and Wildlife, Office of Oil Spill Response, pursuant to which Crimson agreed to pay penalties of $900,000 plus reimbursement of certain investigative costs. Half of this settlement was paid during 2020 prior to the Crimson Transaction, and the remainder will be paid in 2021.
As a transporter of crude oil, Crimson is subject to various environmental regulations that could subject the Company to future monetary obligations. Crimson has received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. Management believes that even if any one or more of these environmental proceedings were decided against Crimson, it would not be material to the Company's financial position, results of operations or cash flows, and the Company maintains insurance coverage for environmental liabilities in amounts that management believes to be appropriate and customary for the Company's business.
The Company also is subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by established reserves, and, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE, under the symbol "CORR". As of December 31, 2020, we had 27 stockholders of record. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
Our portfolio of energy infrastructure real property assets generates cash flow to us from which we pay dividends to stockholders. The amount of any dividend is recorded on the ex-dividend date. The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. Although there is no assurance that we will continue to make regular dividend payments, we believe that a number of actions have been taken, including the acquisition of our interest in Crimson on February 4, 2021, to maintain 2021 dividends on a quarterly basis and an estimated total 2021 annualized dividend of $0.20 per share. Refer to Item 7, "Dividends," for further discussion of our dividend.
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

Table of Contents	Glossary of Defined Terms

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
As long as we qualify as a REIT, distributions made to our taxable U.S. stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends or retained capital gains) will be taken into account by them as ordinary income, and corporate stockholders will not be eligible for the dividends received deduction as to such amounts. If we received QDI and designate such portion of our distributions as QDI in a written notice mailed no later than 60 days after the close of our taxable year, an individual U.S. stockholder may qualify (provided holding period and certain other requirements are met) to treat such portion of the distribution as QDI, eligible to be taxed at the reduced maximum rate of 20 percent. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of such stockholder's common stock, but rather will reduce the adjusted basis of such shares as a return of capital. To the extent that such distributions exceed the adjusted basis of a stockholder's common stock, they will be included in income as long-term capital gains (or short-term capital gain if the shares have been held for one year or less), assuming the shares are a capital asset in the hands of the stockholder. Distributions that we properly designate as capital gain dividends will be taxable to stockholders as gains (to the extent they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year. If we designate any portion of a dividend as a capital gain dividend, a U.S. stockholder will receive an Internal Revenue Service Form 1099-DIV indicating the amount that will be taxable to the stockholder as a capital gain. As a REIT, we will be subject to corporate level tax on certain built-in gains in assets if such assets are sold during the 5-year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT's adjusted tax basis at the time of conversion or assets acquired from a C corporation if our initial tax basis in the asset is less than the fair market value of the asset. In addition, a REIT may not have earnings and profits accumulated in a non-REIT year.
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
Our tax expense or benefit attributable to the taxable REIT subsidiary is included in the Consolidated Statements of Operations. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Recent Sales of Unregistered Securities
We did not sell any securities during the fourth quarter ended December 31, 2020 that were not registered under the Securities Act of 1933.
Performance Graph
We operate as a REIT and primarily own assets in the midstream and downstream U.S. Energy sectors that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas transmission and distribution assets. The following graph sets forth the cumulative return on our common stock between January 1, 2016 and December 31, 2020, as compared to the following set of relevant indices: FTSE NAREIT All Equity REIT Index ("FTSE NAREIT"), the Dow Jones Utilities Average Index ("DJ UTIL"), the S&P Global Infrastructure Index ("SPGTIND") and the Alerian MLP Index ("AMZ"). The graph assumes a $100 investment was made on December 31, 2015 in each of our common stock, the FTSE NAREIT, the DJ UTIL, the SPGTIND and the AMZ, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance.

Table of Contents	Glossary of Defined Terms

Stockholder Cumulative Total Return Performance Graph
through December 31, 2020

$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
2015
2016
2017
2018
2019
2020
CORR
FTSE NAREIT
DJ UTIL
SPGTIND
AMZ

The performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

	Cumulative Value of $100 Investment, through December 31,
	2015	2016	2017	2018	2019	2020
CorEnergy Infrastructure Trust, Inc.	$100.00	$294.92	$363.36	$324.54	$478.90	$74.90
FTSE NAREIT All Equity REIT Index	100.00	109.43	120.95	111.55	149.71	155.65
Dow Jones Utilities Average Index	100.00	116.24	130.08	126.72	164.36	182.02
S&P Global Infrastructure Index	100.00	112.08	134.42	118.97	151.29	150.45
Alerian MLP Index	100.00	125.91	120.73	100.94	112.08	81.00
Our shares began trading on the NYSE on February 2, 2007. Since December 3, 2012, our common stock has traded under the symbol "CORR".

Table of Contents	Glossary of Defined Terms

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes included in this Report. Our consolidated financial statements include our accounts and our wholly-owned subsidiaries. The financial information presented below has been derived from our audited consolidated financial statements, which financial statements have been audited by Ernst & Young LLP, our independent registered public accounting firm. The historical data is not necessarily indicative of results to be expected for any future period. The balance sheet data below reflects the reclassification of deferred financing costs under FASB Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issue Costs, which was adopted on January 1, 2016, retrospectively.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Operating Data
Total revenue	$11,338,071	$85,945,570	$89,231,598	$88,749,377	$89,250,586
Net Income (Loss) attributable to CorEnergy Stockholders	(306,067,579)	4,079,495	43,711,876	32,602,790	29,663,200
Net Income (Loss) attributable to Common Stockholders	(315,257,388)	(5,175,973)	34,163,499	24,648,802	25,514,763
Per Share Data
Net Income (Loss) attributable to Common stockholders:
Basic	$(23.09)	$(0.40)	$2.86	$2.07	$2.14
Diluted	(23.09)	(0.40)	2.79	2.07	2.14
Cash dividends declared per common share	0.900	3.000	3.000	3.000	3.000
Other Data
AFFO attributable to Common stockholders(1)
Basic	$0.52	$4.06	$4.11	$4.25	$4.41
Diluted	0.52	3.83	3.70	3.81	3.93
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

	As of December 31,
	2020	2019	2018	2017	2016
Balance sheet data
Total assets	$284,953,178	$651,455,794	$624,883,180	$633,418,113	$650,732,571
Current debt maturities	—	5,612,178	3,528,000	3,528,000	7,128,556
Long-term debt	115,008,130	146,497,248	146,510,380	149,249,437	193,504,324
CorEnergy equity - Preferred	125,270,350	125,493,175	125,555,675	130,000,000	56,250,000
CorEnergy equity - Common	24,129,477	351,246,264	329,455,630	331,785,632	350,218,436

Table of Contents	Glossary of Defined Terms

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
BUSINESS OBJECTIVE
We are a publicly traded REIT focused on energy infrastructure. Our business strategy is to own and operate or lease critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. Beginning in February 2021, we currently generate revenue from the transportation, via pipeline, of natural gas and crude oil for our customers in Missouri and California. The pipelines are located in areas where it would be difficult to replicate rights of way or transport natural gas or crude oil via non-pipeline alternatives resulting in our assets providing utility-like criticality in the midstream supply chain for our customers. Prior to February 2021, we generated long-term contracted revenue from operators of our assets, primarily under triple-net participating leases without direct commodity price exposure.
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of December 31, 2020, and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the years ended December 31, 2020, 2019 and 2018. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. However, the operations of the Company going forward in 2021 may differ significantly due to the losses experienced in 2020 and resulting disposition of assets. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Report.

Table of Contents	Glossary of Defined Terms

The following table and discussion are a summary of our results of operations for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Revenue
Lease revenue	$21,351,123	$67,050,506	$72,747,362
Deferred rent receivable write-off	(30,105,820)	—	—
Transportation and distribution revenue	19,972,351	18,778,237	16,484,236
Financing revenue	120,417	116,827	—
Total Revenue	11,338,071	85,945,570	89,231,598
Expenses
Transportation and distribution expenses	6,059,707	5,242,244	7,210,748
General and administrative	12,231,922	10,596,848	13,042,847
Depreciation, amortization and ARO accretion expense	13,654,429	22,581,942	24,947,453
Loss on impairment of leased property	140,268,379	—	—
Loss on impairment and disposal of leased property	146,537,547	—	—
Loss on termination of lease	458,297	—	—
Provision for loan gain	—	—	(36,867)
Total Expenses	319,210,281	38,421,034	45,164,181
Operating Income (Loss)	$(307,872,210)	$47,524,536	$44,067,417
Other Income (Expense)
Net distributions and other income	$471,449	$1,328,853	$106,795
Net realized and unrealized loss on other equity securities	—	—	(1,845,309)
Interest expense	(10,301,644)	(10,578,711)	(12,759,010)
Gain on the sale of leased property, net	—	—	11,723,257
Gain (loss) on extinguishment of debt	11,549,968	(33,960,565)	—
Total Other Income (Expense)	1,719,773	(43,210,423)	(2,774,267)
Income (loss) before income taxes	(306,152,437)	4,314,113	41,293,150
Income tax expense (benefit), net	(84,858)	234,618	(2,418,726)
Net Income (Loss) attributable to CorEnergy Stockholders	$(306,067,579)	$4,079,495	$43,711,876
Preferred dividend requirements	9,189,809	9,255,468	9,548,377
Net Income (Loss) attributable to Common Stockholders	$(315,257,388)	$(5,175,973)	$34,163,499

Other Financial Data(1)
Adjusted EBITDAre	$23,623,711	$71,435,331	$69,395,739
NAREIT FFO	(14,800,449)	16,962,000	46,888,133
FFO	(14,939,667)	16,949,416	48,051,243
AFFO	7,076,213	53,012,786	49,024,120
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue. Consolidated revenues were $11.3 million for the year ended December 31, 2020 compared to $85.9 million for the year ended December 31, 2019, representing a decrease of $74.6 million. Lease revenue was $21.4 million and was fully offset by the non-cash write-off of the deferred rent receivable of $30.1 million related to the Grand Isle Lease Agreement, resulting in a loss of $8.7 million for the year ended December 31, 2020. Lease revenue was $67.1 million for the year ended December 31, 2019, resulting in a decrease of $75.8 million. The decrease in lease revenue was primarily driven by (i) the non-cash write-off of the deferred rent receivable ($30.1 million), which was determined to be no longer probable of collection in the first quarter of 2020, (ii) the non-payment of rent due for the GIGS asset in the second, third and fourth quarters of 2020 ($30.5 million), (iii) the decrease in rent resulting from the sale of our Pinedale LGS asset during the second quarter of 2020 ($10.7 million) and (iv) the decrease in participating rent at Pinedale ($4.5 million). Refer to Part IV, Item 15, Note 3 ("Leased Properties And Leases") for further discussion of the impairment of the deferred rent receivable, nonpayment of rent by the EGC Tenant and the sale of the Pinedale LGS asset.
Transportation and distribution revenue from our subsidiaries MoGas and Omega was $20.0 million and $18.8 million for the years ended December 31, 2020 and 2019, respectively. The $1.2 million increase was primarily driven by increased system maintenance revenue projects at Omega.

Table of Contents	Glossary of Defined Terms

Transportation and Distribution Expenses. Transportation and distribution expenses were $6.1 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively, representing an increase of $0.8 million. The increase was primarily driven by higher system maintenance expense at Omega due to the timing of projects, partially offset by lower legal, real estate taxes and maintenance costs at MoGas.
General and Administrative Expenses. General and administrative expenses were $12.2 million for the year ended December 31, 2020 compared to $10.6 million for the year ended December 31, 2019. The most significant components of the variance from the prior year are outlined in the following table and explained below:

	For the Years Ended December 31,
	2020	2019
Management fees	$5,073,977	$6,786,637
Acquisition and professional fees	5,931,628	2,413,617
Other expenses	1,226,317	1,396,594
Total	$12,231,922	$10,596,848
Management fees are directly proportional to our asset base. For the year ended December 31, 2020, management fees decreased $1.7 million compared to the prior year due to (i) a decrease in our asset base as a result of the sale of the Pinedale LGS at the end of the second quarter of 2020, (ii) the management fee waivers in the current-year period to exclude the net proceeds from the 5.875% Convertible Notes offering in August of 2019 (other than the cash portion of such proceeds utilized in connection with the exchange of the Company’s 7.00% Convertible Notes) and (iii) a full waiver of the incentive fee for the first quarter of 2020 and no incentive fee earned for the second, third and fourth quarters of 2020. The management fee waivers in (ii) above waived approximately $749 thousand and $510 thousand of the management fees for the years ended December 31, 2020 and 2019, respectively. In connection with the management fee waivers covering the year ended December 31, 2020, we also agreed with the Manager that the incremental management fees paid for the second quarter of 2020 would include approximately $592 thousand for the assets involved in the Pinedale Transaction, which were under management for all but the last day of the prior period. See Part IV, Item 15, Note 9 ("Management Agreement") for additional information.
Acquisition and professional fees for the year ended December 31, 2020 increased $3.5 million from the prior year due to increases in both professional fees and asset acquisition expenses. Professional fees increased $2.0 million during the current year while asset acquisition expenses increased $1.5 million. The increase in professional fees was attributable to (i) higher legal and consulting costs in the current-year period related to the litigation with EGC/Cox Oil and valuation of the GIGS asset and (ii) higher legal and consulting costs related to the UPL bankruptcy and the ultimate sale of our Pinedale LGS asset to Ultra Wyoming.
Asset acquisition expenses increased due to acquisition opportunities which have advanced into various stages of due diligence. For the year ended December 31, 2020, the increase was primarily driven by the due diligence performed for the acquisition of a 49.50 percent interest in Crimson announced on February 4, 2021. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. Refer to Part IV, Item 15, Note 16 ("Subsequent Events") for additional information on the Crimson Transaction.
Other expenses for the for the year ended December 31, 2020 decreased $170 thousand compared to the prior year. The decrease is primarily related to decreased administrative fees under the Management Agreement due to the factors described above and decreased travel expenses due to the COVID-19 pandemic.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $13.7 million for the year ended December 31, 2020 compared to $22.6 million for the year ended December 31, 2019. The $8.9 million decrease was primarily driven by depreciation expense. The decrease in depreciation expense was driven by (i) a reduction in depreciation for the Pinedale LGS starting in June 2020 as a result of the sale of the asset to Ultra Wyoming ($5.2 million) and (ii) the impairment of the GIGS asset during the first quarter of 2020 which resulted in a reduced carrying value and a decrease in the remaining useful life of the GIGS asset beginning in the second quarter of 2020 ($3.9 million).
Loss on Impairment of Leased Property. For the year ended December 31, 2020, we recognized a $140.3 million loss on impairment of leased property related to our GIGS asset. The impairment analysis was triggered by the impacts of the COVID-19 pandemic and significant decline in the global energy markets, which adversely impacted the EGC Tenant under the Grand Isle Lease Agreement. Refer to Part IV, Item 15, Note 3 ("Leased Properties And Leases") for further discussion of the impairment, including the valuation methodology used to determine the fair value of the GIGS asset.
Loss on Impairment and Disposal of Leased Property. For the year ended December 31, 2020, we recognized a $146.5 million loss on impairment and disposal of leased property related to our Pinedale LGS asset. The impairment and sale of the Pinedale

Table of Contents	Glossary of Defined Terms

LGS was triggered by the bankruptcy of the Pinedale LGS tenant, Ultra Wyoming, during the second quarter of 2020. Refer to Part IV, Item 15, Note 3 ("Leased Properties And Leases") for further discussion of the impairment and sale of the Pinedale LGS asset.
Loss on Termination of Lease. For the year ended December 31, 2020, we recognized a $458 thousand loss on termination of lease related to the sale of our Pinedale LGS asset during the second quarter of 2020, which resulted in the termination of the Pinedale Lease Agreement. Refer to Part IV, Item 15, Note 3 ("Leased Properties And Leases") for further discussion of the sale of the Pinedale LGS asset and lease termination.
Net Distributions and Other Income. Net distributions and other income for the year ended December 31, 2020 was $0.5 million compared to $1.3 million for the year ended December 31, 2019. The decrease was primarily related to interest income, which decreased approximately $781 thousand from the prior-year period due to a reduction in cash and declining interest rates during the year ended December 31, 2020.
Interest Expense. For the years ended December 31, 2020 and 2019, interest expense totaled approximately $10.3 million and $10.6 million, respectively. The decrease was primarily attributable to lower interest expense due to (i) the exchanges completed during the first and third quarters of 2019 and maturity of the remaining outstanding 7.00% Convertible Notes during the second quarter of 2020 and (ii) the settlement of the Amended Pinedale Term Credit Facility at the end of the second quarter of 2020, partially offset by (iii) additional interest expense incurred as a result of the 5.875% Convertible Notes Offering in August of 2019. For additional information, see Part IV, Item 15, Note 11 ("Debt").
Gain (Loss) on Extinguishment of Debt. For the year ended December 31, 2020, a gain on extinguishment of debt of $11.5 million was recognized for (i) the release agreement entered into with Prudential for the Amended Pinedale Term Credit Facility in connection with the sale of the Pinedale LGS on June 30, 2020 ($11.0 million) and (ii) the repurchase of the 5.875% Convertible Notes completed in April of 2020 ($576 thousand). For the year ended December 31, 2019, a loss on extinguishment of debt totaling approximately $34.0 million was recorded in connection with the 7.00% Convertible Notes exchanges completed during the first and third quarters of 2019. For additional information, see Part IV, Item 15, Note 11 ("Debt").
Income Tax Expense (Benefit). Income tax benefit was $85 thousand for the year ended December 31, 2020 compared to income tax expense of $235 thousand for the year ended December 31, 2019. The income tax benefit recorded in the current year is primarily the result of carryback of net operating losses against net operating income in prior periods and additional net operating losses generated by certain of our TRS entities, partially offset by certain fixed asset, deferred contract revenue and loan loss activities. The income tax expense recorded in the prior year is primarily the result of (i) a change in our state effective rate due to changes in state law and state operations by certain of our TRS entities, (ii) certain fixed asset, deferred contract revenue and loan loss activities, partially offset by (iii) the impact of the refund liability related to the FERC rate case settlement and (iv) capital losses generated from the Lightfoot liquidation that were carried back against capital gains from prior years.
Net Income (Loss). Net income (loss) was $(306.1) million and $4.1 million for the years ended December 31, 2020 and 2019, respectively, representing a decrease of $310.1 million. After deducting $9.2 million and $9.3 million for the portion of preferred dividends that are allocable to each respective period, net loss attributable to common stockholders for the year ended December 31, 2020 was $(315.3) million, or $(23.09) per basic and diluted common share, as compared to $(5.2) million, or $(0.40) per basic and diluted common share, for the prior year.
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
Transportation and Distribution Expenses. Transportation and distribution expenses were $5.2 million and $7.2 million for the years ended December 31, 2019 and 2018, respectively, representing a decrease of $2.0 million. The increase relates primarily to lower legal, consulting and maintenance costs at MoGas.
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
Acquisition and professional fees for the year ended December 31, 2019 decreased $1.3 million from the prior year primarily due to a decrease in professional fees. Professional fees decreased $1.0 million during 2019 while asset acquisition expenses decreased $336 thousand. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. However, any particular period may reflect significant expenses arising from third party legal, engineering, and consulting fees that are incurred in the early to mid-stages of due diligence. The decrease in professional fees during the year ended December 31, 2019 was primarily attributable to higher legal and consulting costs in the prior year related to monitoring our GIGS asset and the sale of the Portland Terminal Facility, partially offset by legal and consulting costs incurred in 2019 related to the ongoing litigation with EGC/Cox Oil. Refer to Part IV, Item 15, Note 3 ("Leased Properties And Leases") for additional information.
Other expenses for the for the year ended December 31, 2019 decreased $295 thousand compared to the prior year. The decrease is primarily related to a loss on settlement of ARO related to the decommissioning of a segment of the GIGS pipeline system during the prior year.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $22.6 million for the year ended December 31, 2019 compared to $24.9 million for the year ended December 31, 2018. This $2.4 million decrease was primarily driven by depreciation expense, which decreased approximately $2.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in depreciation expense was driven by (i) the sale of the Portland Terminal Facility in December of 2018 and (ii) updates made to the estimated useful lives of certain ARO segments of GIGS at the end of 2018.
Provision for loan gain. For the year ended December 31, 2018, we recorded a provision for loan gain of approximately $37 thousand related to the satisfaction of the SWD loans with Four Wood Corridor upon sale of the assets securing the loans to Compass SWD, LLC ("Compass SWD") in exchange for (i) a new loan agreement with Compass SWD for $1.3 million and (ii) cash proceeds from the sale recognized as principal payments on the SWD loans. For additional information, see Part IV, Item 15, Note 5 ("Financing Notes Receivable"). There were no loan (gain) loss provisions recorded for the year ended December 31, 2019.
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

Table of Contents	Glossary of Defined Terms

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
Interest Expense. For the years ended December 31, 2019 and 2018, interest expense totaled approximately $10.6 million and $12.8 million, respectively. This decrease was primarily attributable to (i) a decrease in interest expense as a result of the 7.00% Convertible Notes exchanges and conversions that occurred during the year ended December 31, 2019, partially offset by (ii) additional interest expense from the 5.875% Convertible Notes Offering in August of 2019. For additional information, see Part IV, Item 15, Note 11 ("Debt").

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
Income Tax Expense (Benefit). Income tax expense was $235 thousand for the year ended December 31, 2019 compared to an income tax benefit of $2.4 million for the year ended December 31, 2018. The income tax expense recorded for the year ended December 31, 2019 is primarily the result of (i) a change in our state effective rate due to changes in state law and state operations by certain of our TRS entities, (ii) certain fixed asset, deferred contract revenue and loan loss activities, partially offset by (iii) the impact of the refund liability related to the FERC rate case settlement and (iv) capital losses generated from the Lightfoot liquidation that will be carried back against capital gains from prior years. The income tax benefit recorded for the year ended December 31, 2018 was primarily attributable to (i) higher losses generated by our TRS subsidiaries and (ii) the capital losses generated from the sale of our interest in Joliet to Zenith Terminals and Lightfoot's disposition of its remaining asset interest that were carried back against capital gains generated from the sale of a portion of the Lightfoot investment in prior years.
Net Income (Loss). Net income was $4.1 million and $43.7 million for the years ended December 31, 2019 and 2018, respectively, representing a decrease of $39.6 million. After deducting $9.3 million and $9.5 million for the portion of preferred dividends that are allocable to each respective period, net income (loss) attributable to common stockholders for the year ended December 31, 2019 was $(5.2) million, or $(0.40) per basic and diluted common share, as compared to $34.2 million, or $2.86 per basic and $2.79 diluted common share, for the prior year.

Table of Contents	Glossary of Defined Terms

Common Equity Attributable to CorEnergy Stockholders per Share
As of December 31, 2020, our common equity decreased by approximately $327.1 million to $24.1 million from $351.2 million as of December 31, 2019. This decrease principally consists of: (i) the net loss attributable to CorEnergy common stockholders of approximately $315.3 million, which was driven by the impairment of leased property for the Grand Isle Gathering System ($140.3 million), the impairment and disposal of leased property related to the Pinedale LGS ($146.5 million) and the deferred rent receivable write-off for the Grand Isle Lease Agreement ($30.1 million), partially offset by gains on extinguishment of debt ($11.5 million) and (ii) dividends paid to our common stockholders of approximately $12.3 million, partially offset by (iii) $419 thousand of common stock issued pursuant to conversions of the 7.00% Convertible Notes. The decrease in the book value per common share as of December 31, 2020 was driven by accounting events related to the impairments and additional write-offs (discussed above) calculated in accordance with U.S. GAAP.

Book Value Per Common Share
Analysis of Equity	December 31, 2020	December 31, 2019
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 and $125,493,175 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,108 and 50,197 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	$125,270,350	$125,493,175
Capital stock, non-convertible, $0.001 par value; 13,651,521 and 13,638,916 shares issued and outstanding at December 31, 2020 and December 31, 2019 (100,000,000 shares authorized)	13,652	13,639
Additional paid-in capital	339,742,380	360,844,497
Retained deficit	(315,626,555)	(9,611,872)
Total CorEnergy Stockholders' Equity	$149,399,827	$476,739,439
Subtract: 7.375% Series A Preferred Stock	(125,270,350)	(125,493,175)
Total CorEnergy Common Equity	$24,129,477	$351,246,264
Common shares outstanding	13,651,521	13,638,916
Book Value per Common Share	$1.77	$25.75

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
EBITDAre and Adjusted EBITDAre
EBITDAre and Adjusted EBITDAre are non-GAAP financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. EBITDAre, as established by NAREIT, is defined as net income (loss) (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's pro rata share of EBITDAre of unconsolidated affiliates. Our presentation of Adjusted EBITDAre represents EBITDAre adjusted for deferred rent receivable write-off; (gain) loss on extinguishment of debt; provision for loan (gain) loss; preferred dividend requirements; (gain) loss on settlement of ARO; and net realized and unrealized (gain) loss on securities, non-cash.

Table of Contents	Glossary of Defined Terms

We believe that the presentation of EBITDAre and Adjusted EBITDAre provide useful information to investors in assessing our financial condition and results of operations. Our presentation of EBITDAre is calculated in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies that do not use the NAREIT definition of EBITDAre. In addition, although EBITDAre is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing to non-REITs. Adjusted EBITDAre presented by other companies may not be comparable to our presentation, since each company may define these terms differently. EBITDAre and Adjusted EBITDAre should not be considered measures of liquidity and should not be considered as alternatives to operating income, net income (loss) or other indicators of performance determined in accordance with GAAP.
The following table presents a reconciliation of Income (Loss) Attributable to Common Stockholders, as reported in the Consolidated Statements of Operations to EBITDAre and Adjusted EBITDAre:

	For the Years Ended December 31,
	2020	2019	2018
Income (Loss) Attributable to Common Stockholders	$(315,257,388)	$(5,175,973)	$34,163,499
Add:
Interest expense, net	10,301,644	10,578,711	12,759,010
Depreciation, amortization, and ARO accretion	13,654,429	22,581,942	24,947,453
Loss on impairment of leased property	140,268,379	—	—
Loss on impairment and disposal of leased property	146,537,547	—	—
Loss on termination of lease	458,297	—	—
Less:
Gain on the sale of leased property, net	—	—	11,723,257
Income tax (expense) benefit	84,858	(234,618)	2,418,726
EBITDAre	$(4,121,950)	$28,219,298	$57,727,979
Add:
Deferred rent receivable write-off	30,105,820	—	—
(Gain) loss on extinguishment of debt	(11,549,968)	33,960,565	—
Provision for loan gain	—	—	(36,867)
Preferred dividend requirements	9,189,809	9,255,468	9,548,377
Loss on settlement of ARO	—	—	310,941
Net realized and unrealized loss on securities, non-cash	—	—	1,845,309
Adjusted EBITDAre	$23,623,711	$71,435,331	$69,395,739

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

Table of Contents	Glossary of Defined Terms

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
We calculate NAREIT FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts as restated and approved in a December 2018 White Paper and FFO Adjusted for Securities Investment as NAREIT FFO with additional adjustments described above due to our legacy investments. This may differ from the methodology for calculating FFO utilized by other REITs and, accordingly may not be comparable to such other REITs. NAREIT FFO and FFO Adjusted for Securities Investments do not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations, or other commitments and uncertainties. NAREIT FFO and FFO Adjusted for Securities Investments, as we have historically reported, should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance, or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
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
For completeness, the following table sets forth a reconciliation of our net income (loss) as determined in accordance with GAAP and our calculations of NAREIT FFO, FFO Adjusted for Securities Investments, and AFFO for the years ended December 31, 2020, 2019 and 2018. AFFO is a supplemental, non-GAAP financial measure which we define as FFO Adjusted for Securities Investment plus deferred rent receivable write-off, (gain) loss on extinguishment of debt, provision for loan (gain) loss, net of tax, transaction costs, amortization of debt issuance costs, accretion of asset retirement obligation, non-cash costs associated with derivative instruments, (gain) loss on the settlement of ARO, and certain costs of a nonrecurring nature, less maintenance, capital expenditures (if any), income tax expense (benefit) unrelated to securities investments, amortization of debt premium, and other adjustments as deemed appropriate by Management. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Years Ended December 31,
	2020	2019	2018
Net Income (Loss) attributable to CorEnergy Stockholders	$(306,067,579)	$4,079,495	$43,711,876
Less:
Preferred Dividend Requirements	9,189,809	9,255,468	9,548,377
Net Income (Loss) attributable to Common Stockholders	$(315,257,388)	$(5,175,973)	$34,163,499
Add:
Depreciation	13,131,468	22,046,041	24,355,959
Amortization of deferred lease costs	61,248	91,932	91,932
Loss on impairment of leased property	140,268,379	—	—
Loss on impairment and disposal of leased property	146,537,547	—	—
Loss on termination of lease	458,297	—	—
Less:
Gain on the sale of leased property, net	—	—	11,723,257
NAREIT funds from operations (NAREIT FFO)	$(14,800,449)	$16,962,000	$46,888,133
Add:
Net realized and unrealized loss on other equity securities	—	—	1,845,309
Less:
Income tax benefit from investment securities	139,218	12,584	682,199
Funds from operations adjusted for securities investments (FFO)	$(14,939,667)	$16,949,416	$48,051,243
Add:
Deferred rent receivable write-off	30,105,820	—	—
(Gain) loss of extinguishment of debt	(11,549,968)	33,960,565	—
Transaction costs	1,673,920	185,495	521,311
Amortization of debt issuance costs	1,270,035	1,226,139	1,414,457
Accretion of asset retirement obligation	461,713	443,969	499,562
Loss on settlement of ARO	—	—	310,941
Less:
Income tax (expense) benefit	(54,360)	(247,202)	1,736,527
Provision for loan gain	—	—	36,867
Adjusted funds from operations (AFFO)	$7,076,213	$53,012,786	$49,024,120

Weighted Average Shares of Common Stock Outstanding:
Basic	13,650,718	13,041,613	11,935,021
Diluted	13,650,718	15,425,747	15,389,180
NAREIT FFO attributable to Common Stockholders
Basic	$(1.08)	$1.30	$3.93
Diluted (1)	$(1.08)	$1.30	$3.62
FFO attributable to Common Stockholders
Basic	$(1.09)	$1.30	$4.03
Diluted (1)	$(1.09)	$1.30	$3.69
AFFO attributable to Common Stockholders
Basic	$0.52	$4.06	$4.11
Diluted (2)	$0.52	$3.83	$3.70
(1) The years ended December 31, 2020 and 2019 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. The year ended December 31, 2018 includes these dilutive adjustments. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part IV, Item 15, Note 11 ("Debt") for additional details.

      (2) For the years ended December 31, 2019 and 2018, diluted per share calculations include a dilutive adjustment for convertible note interest expense. Refer to the Convertible Note Interest Expense table in Part IV, Item 15, Note 11 ("Debt") for additional details.

Table of Contents	Glossary of Defined Terms

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Fiscal 2020 Quarters Ended
	March 31	June 30	September 30	December 31
Net Loss attributable to CorEnergy Stockholders	$(162,042,368)	$(137,434,433)	$(3,919,098)	$(2,671,680)
Less:
Preferred Dividend Requirements	2,260,793	2,309,672	2,309,672	2,309,672
Net Loss attributable to Common Stockholders	$(164,303,161)	$(139,744,105)	$(6,228,770)	$(4,981,352)
Add:
Depreciation	5,511,913	3,523,429	2,045,651	2,050,475
Amortization of deferred lease costs	22,983	22,983	7,641	7,641
Loss on impairment of leased property	140,268,379	—	—	—
Loss on impairment and disposal of leased property	—	146,537,547	—	—
Loss on termination of lease	—	458,297	—	—
NAREIT funds from operations (NAREIT FFO)	$(18,499,886)	$10,798,151	$(4,175,478)	$(2,923,236)
Less:
Income tax (expense) benefit from investment securities	149,585	—	—	(10,367)
Funds from operations adjusted for securities investments (FFO)	$(18,649,471)	$10,798,151	$(4,175,478)	$(2,912,869)
Add:
Deferred rent receivable write-off	30,105,820	—	—	—
Gain on extinguishment of debt	—	(11,549,968)	—	—
Transaction costs	106,697	92,293	946,817	528,113
Amortization of debt issuance costs	328,249	325,665	308,061	308,060
Accretion of asset retirement obligation	112,171	116,514	116,514	116,514
Income tax expense (benefit)	124,863	(73,827)	(75,328)	78,652
Adjusted funds from operations (AFFO)	$12,128,329	$(291,172)	$(2,879,414)	$(1,881,530)

Weighted Average Shares of Common Stock Outstanding:
Basic	13,648,293	13,651,521	13,651,521	13,651,521
Diluted	16,089,703	13,651,521	13,651,521	13,651,521
NAREIT FFO attributable to Common Stockholders
Basic	$(1.36)	$0.79	$(0.31)	$(0.21)
Diluted (1)	$(1.36)	$0.79	$(0.31)	$(0.21)
FFO attributable to Common Stockholders
Basic	$(1.37)	$0.79	$(0.31)	$(0.21)
Diluted (1)	$(1.37)	$0.79	$(0.31)	$(0.21)
AFFO attributable to Common Stockholders
Basic	$0.89	$(0.02)	$(0.21)	$(0.14)
Diluted (2)	$0.87	$(0.02)	$(0.21)	$(0.14)
(1) Diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented.
(2) For the three months ended March 31, 2020, diluted per share calculations include a dilutive adjustment for convertible note interest expense. For the three months ended June 30, September 30 and December 31, 2020, dilutive per share calculations exclude dilutive adjustments for convertible note interest expense because such impact is antidilutive. For periods without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented.

Table of Contents	Glossary of Defined Terms

DIVIDENDS
Our portfolio of energy infrastructure real property assets generates cash flow from which we pay distributions to stockholders. For the year ended December 31, 2020, the primary sources of our stockholder distributions included transportation and distribution revenue from MoGas and Omega due to deterioration in our lease cash flows described in this Report. The acquisition of Crimson added another source of cash available for distributions to our stockholders.
Quarterly, we plan on distributing our AFFO less mandatory debt amortization less appropriate reserves established at the discretion of our Board of Directors which could include, but are not limited to:
•providing for the proper conduct of our business including reserves for future capital expenditures and for our anticipated future credit needs;
•providing for additional debt repayment beyond mandatory amortization;
•compliance with applicable law or any loan agreement, security agreement, debt instrument or other agreement or obligation; or
•providing additional reserves as determined appropriate by the Board.
Deterioration in the expected cash flows from Crimson or the cash flows generated by MoGas and Omega would impact our ability to fund distributions to stockholders. The Board of Directors will continue to evaluate our dividend payments on a quarterly basis. There is no assurance that we will continue to make regular dividend payments at current levels.
Distributions to common stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year. Refer to Part IV, Item 15, Note 6 ("Income Taxes") included in this Report for information on characterization of distributions for federal income tax purposes for the years ended December 31, 2020, 2019 and 2018. It is expected that the tax characterization of dividends for the preferred stock and common stock for 2021 will be primarily "return of capital" due to the loss suffered on the asset disposition in 2021.
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
The following table sets forth common stock distributions for the years ended December 31, 2020, 2019 and 2018. Distributions are shown in the period in which they were declared.

Common Dividends
Amount
2020
Fourth Quarter	$0.0500
Third Quarter	0.0500
Second Quarter	0.0500
First Quarter	0.7500

2019
Fourth Quarter	$0.7500
Third Quarter	0.7500
Second Quarter	0.7500
First Quarter	0.7500

2018
Fourth Quarter	$0.7500
Third Quarter	0.7500
Second Quarter	0.7500
First Quarter	0.7500

Table of Contents	Glossary of Defined Terms

The following table sets forth preferred stock distributions for the years ended December 31, 2020, 2019 and 2018:

Preferred Dividends
Amount
2020
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609

2019
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609

2018
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609
On February 26, 2021, we paid fourth quarter dividends of $0.05 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Cumulative Redeemable Preferred Stock.
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
Our other equity securities were limited partnerships or limited liability companies which were treated as partnerships for federal and state income tax purposes. As a limited partner, we reported our allocable share of taxable income in computing our taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Operations based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
If we cease to qualify as a REIT, we, as a C corporation, would be obligated to pay federal and state income tax on our taxable income. For 2020, the federal income tax rate for a corporation was 21 percent.

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
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result of the enacted NOL carryback provisions, the Company recorded an income tax benefit of approximately $410 thousand in the current year.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was enacted. The Consolidated Appropriations Act included the Disaster Relief Act and the COVID Relief Act. The Disaster Relief Act and the COVID Relief Act extend a myriad of credits and other COVID-19 relief. We are currently evaluating the impacts of the Disaster Relief Act and COVID Relief Act but at present, we do not expect any provisions of this legislation to have a material impact on us. We will continue to assess the impact of new tax legislation, as well as any future regulations and updates provided by the tax authorities. Refer to Part IV, Item 15, Note 6 ("Income Taxes") for additional information.
MAJOR TENANTS
As of December 31, 2020, following the sale of the Pinedale LGS and termination of the Pinedale Lease Agreement on June 30, 2020, we had one significant lease. For additional information concerning the lease, see Part I, Item 2, "Properties" and Part IV, Item 15, Note 3 ("Leased Properties And Leases") included in this Report. The table below displays the impact of significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2020	2019	2020(2)	2019	2018
Pinedale LGS (3)	—%	44.4%	52.0%	39.2%	35.2%
Grand Isle Gathering System (4)	98.0%	55.3%	47.6%	60.6%	55.9%
Portland Terminal Facility (5)	—%	—%	—%	—%	8.8%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) Total lease revenue is exclusive of the deferred rent receivable write-off of $30.1 million for the year ended December 31, 2020.
(3) Pinedale LGS lease revenues include variable rent of $28 thousand, $4.6 million and $4.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Pinedale LGS was sold to Ultra Wyoming and the Pinedale Lease Agreement was terminated on June 30, 2020, as discussed further in Part IV, Item 15, Note 3 ("Leased Properties And Leases") included in this Report.

(4) As of December 31, 2020, the Grand Isle Gathering System's percentage of leased properties increased as a result of the sale of the Pinedale LGS on June 30, 2020. For the year ended December 31, 2020, the Grand Isle Gathering System's percentage of lease revenues is exclusive of the deferred rent receivable write-off. As disclosed in Part I, Item 2, Properties and Part IV, Item 15, Note 3 ("Leased Properties and Leases), the GIGS asset was sold and the lease was terminated on February 4, 2021.
(5) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.

ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, are included in Part I, Item 2, "Properties" and in Part IV, Item 15, Note 3 ("Leased Properties And Leases"), Note 4 ("Transportation And Distribution Revenue") and Note 5 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio (excluding the Pinedale LGS) during the year ended December 31, 2020 and through the date of this Report. For additional information concerning the sale of the Pinedale LGS effective June 30, 2020, refer to the disclosure under the heading "Impairment and Sale of the Pinedale Liquids Gathering System" in Part IV, Item 15, Note 3 ("Leased Properties And Leases") in this Report.
Grand Isle Gathering System
As described in Part IV, Item 15, Note 3 ("Leased Properties And Leases") of this Report, the EGC Tenant elected to cease paying rent due in April 2020 and failed to pay rent through January 2021. We were engaged in a number of legal matters with EGC and the EGC Tenant regarding the Grand Isle Lease Agreement, including the nonpayment of rent and EGC's attempt to set aside the guarantee obligations of EGC under the lease, but we reached an agreement with EGC, the EGC Tenant and Cox Oil to stay each of the legal matters indefinitely while seeking a business resolution for their various disputes.

Table of Contents	Glossary of Defined Terms

On February 4, 2021, we contributed the GIGS asset as partial consideration for the acquisition of our 49.50 percent interest in Crimson as described in Part IV, Item 15, Note 16 ("Subsequent Events"). In connection with the disposition, we entered into Settlement Agreement with the EXXI Entities. Pursuant to the terms of the Settlement Agreement, we released the EXXI Entities from any and all claims, except for the Environmental Indemnity under the GIGS Lease, which shall survive, and the EXXI Entities released us from any and all claims. The parties have also agreed to jointly dismiss the litigation in connection with the Settlement Agreement. Additionally, the Grand Isle Lease Agreement and Landlord Guaranty were cancelled and terminated. For additional information, refer to Part I, Item 3, Legal Proceedings and Part IV, Item 15, Note 3 ("Leased Properties And Leases").
MoGas Pipeline
On April 24, 2020, MoGas entered into a Facilities Interconnect Agreement with Spire STL Pipeline LLC ("STL Pipeline"). Under the terms of the agreement, MoGas constructed an interconnect to allow gas to be delivered by STL Pipeline and received by MoGas for a cost of approximately $3.3 million. Construction began during the third quarter of 2020 and was completed during the fourth quarter of 2020 at which point MoGas began receiving incremental revenue as described below.
During the fourth quarter of 2020, MoGas entered into a new long-term firm transportation services agreement with Spire, its largest customer. Upon completion of the STL Interconnect project as described above, the agreement increased Spire's firm capacity from 62,800 dekatherms per day to 145,600 dekatherms per day through October 2030 and replaced the previous firm transportation agreement. The new transportation contract is expected to generate approximately $2.0 million of incremental revenue annually.
MoGas has also entered into an additional ten-year firm transportation services agreement with Ameren Energy, an existing customer. The new agreement will provide incremental revenue for MoGas beginning in the fourth quarter of 2020 and is expected to generate approximately $1.0 million of incremental revenue annually.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of December 31, 2020:

Contractual Obligations
	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
5.875% Convertible Debt	$118,050,000	$—	$—	$118,050,000	$—
Interest payments on 5.875% Convertible Debt		6,935,438	13,870,875	13,870,875	—
Totals		$6,935,438	$13,870,875	$131,920,875	$—
Fees paid to Corridor under the Management Agreement and the Administrative Agreement are not included because they vary as a function of the value of our total asset base. For additional information see Part I, Item 1, Business, and Part IV, Item 15, Note 9 ("Management Agreement") included in this Report.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
IMPACT OF INFLATION AND DEFLATION
In recent years, inflation has been modest and has not had a material impact on our results of operations.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2020, we had liquidity of approximately $99.6 million comprised solely of cash as our availability under the CorEnergy Revolver was expected to be reduced to zero upon filing the fourth quarter compliance certificate as a result of the violation of the total leverage ratio. As discussed under the "CorEnergy Credit Facility" below, we terminated the CorEnergy Credit Facility in connection with the Crimson Transaction on February 4, 2021. Upon closing of the transaction, we utilized cash of approximately $82.8 million to acquire our 49.50 percent interest in Crimson and pay for related closing costs. Further, Crimson Midstream Operating and Corridor MoGas became parties to the Crimson Credit Facility as described under the "Crimson Credit Facility" below, which resulted in the issuance of the $80.0 million Crimson Term Loan and $50.0 million Crimson Revolver, of which $25.0 million was drawn upon closing of the Crimson Transaction.

Table of Contents	Glossary of Defined Terms

We use cash flows generated from our operations at MoGas and Omega and cash flows generated from our interest in Crimson's operations that are distributed to us, to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Distributions from Crimson are subject to certain limitations as discussed under the "Crimson Credit Facility" below. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to fund future operating requirements and acquisition opportunities. Further, if our ability to access the capital markets is restricted, as currently is the case as discussed in Part IV, Item 15, Note 13 ("Stockholders' Equity") or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.
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
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$10,383,070	$61,779,104	$48,622,740
Investing activities	(2,127,822)	4,699,066	56,816,490
Financing activities	(29,521,984)	(14,901,704)	(51,939,122)
Net increase (decrease) in cash and cash equivalents	$(21,266,736)	$51,576,466	$53,500,108
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2020 were primarily generated by (i) lease receipts of $21.1 million ($21.4 million lease revenue, plus $245 thousand of variable rent recognized in the prior year and collected in the current year period, offset by $493 thousand of straight-line rent accrued during the current year, which was written-off at the end of the first quarter of 2020 in conjunction with the impairment of the deferred rent receivable), (ii) $13.3 million in net contributions from our operating subsidiaries MoGas and Omega and (iii) $466 thousand of income tax refunds, net, partially offset by (iv) $12.2 million in general and administrative expenses, (v) $9.3 million in cash paid for interest and (vi) a $1.0 million cash payment accounted for as an incremental cost to obtain a transportation contract.
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
Cash Flows from Investing Activities
Net cash flows used in investing activities for the year ended December 31, 2020 were primarily attributed to $2.2 million in purchases of property and equipment primarily related to the construction of the STL Interconnect at MoGas, which was placed in-service in mid-December 2020.
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

Cash Flows from Financing Activities
Net cash flows used in financing activities for the year ended December 31, 2020 were primarily attributable to (i) common and preferred dividends paid of $12.3 million and $9.2 million, respectively, (ii) cash paid for the settlement of the Amended Pinedale Term Credit Facility of $3.1 million, (iii) principal payments of $1.8 million on our secured credit facilities, (iv) cash paid for the maturity of the 7.00% Convertible Notes of $1.7 million and (v) cash paid for the repurchase of the 5.875% Convertible Notes of $1.3 million.
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
Capital Expenditures
Crimson's operations can be capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Crimson's capital requirements consist of maintenance capital expenditures and growth capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of Crimson's assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those made to acquire additional assets to grow Crimson's business, to expand and upgrade Crimson's systems and facilities and to construct or acquire new systems or facilities. Crimson may incur substantial amounts of capital expenditures in certain periods in connection with large maintenance projects that are intended to only maintain its assets. Crimson expects to incur maintenance capital expenditures in a range of $10.0 million to $11.0 million in 2021.
Revolving and Term Credit Facilities
CorEnergy Credit Facility
Prior to 2017, we had a credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) providing borrowing capacity of $153.0 million, consisting of (i) the CorEnergy Revolver of $105.0 million, (ii) the CorEnergy Term Loan of $45.0 million and (iii) the MoGas Revolver of $3.0 million.
On July 28, 2017, we entered into an amended and restated CorEnergy Credit Facility with Regions Bank (as lender and administrative agent for other participating lenders). The amended facility provided for commitments of up to $161.0 million, comprised of (i) increased commitments on the CorEnergy Revolver of up to $160.0 million, subject to borrowing base limitations, and (ii) a $1.0 million commitment on the MoGas Revolver.
The amended facility had a 5-year term maturing on July 28, 2022. Under the terms of the amended and restated CorEnergy Credit Facility, we were subject to certain financial covenants as follows: (i) a minimum debt service coverage ratio of 2.0 to 1.0; (ii) a maximum total leverage ratio of 5.0 to 1.0; (iii) a maximum senior secured recourse leverage ratio (which generally excludes debt from certain subsidiaries that are not obligors under the CorEnergy Credit Facility) of 3.0 to 1.0.; and (iv) a maximum total funded debt to capitalization ratio of 50 percent. In addition, there was a covenant related to our ability to make distributions that was tied to AFFO and applicable REIT distribution requirements, and provided that, in the absence of any acceleration of maturity following an Event of Default, we could make distributions equal to the greater of the amount required to maintain our REIT status and 100 percent of AFFO for the trailing 12-month period.
Borrowings under the credit facility typically bore interest on the outstanding principal amount using a LIBOR pricing grid that was expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on our senior secured recourse leverage ratio. The facility contained, among other restrictions, certain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods), all of which were substantially the same as under the prior facility.
Effective May 14, 2020, we entered into a Limited Consent with the Lenders under the CorEnergy Revolver that was part of the CorEnergy Credit Facility, pursuant to which the Lenders agreed to extend the required date for delivery of our financial statements for the fiscal quarter ended March 31, 2020 to coordinate with our previously announced extension of the filing date

Table of Contents	Glossary of Defined Terms

for our first quarter Form 10-Q pursuant to applicable SEC relief (which filing and delivery occurred within the permitted extension period). The Limited Consent also documented notice previously provided by us to the Agent that certain events of default occurred under the lease for our GIGS asset, as a result of the tenant under the Grand Isle Lease Agreement having failed to pay the rent due for April and May 2020. The Limited Consent was subject to our continued compliance with all of the other terms of the CorEnergy Revolver, and included our agreement with the Lenders that the borrowing base value of the GIGS asset for purposes of the CorEnergy Revolver shall be zero, effective as of our March 31, 2020 balance sheet date. We also provided written notification to the Lenders of the EGC Tenant's nonpayment of rent in June, July, August, September, October and November 2020.
As of December 31, 2020, we violated the total leverage ratio under the CorEnergy Revolver due to declining trailing-twelve month EBITDA primarily as a result of the nonpayment of rent from the EGC Tenant during 2020. We were in compliance with all other covenants of the CorEnergy Credit Facility. As of December 31, 2020, the violation of the total leverage ratio was expected to reduce the remaining borrowing base under the CorEnergy Revolver to zero upon filing of the fourth quarter of 2020 compliance certificate. We continued to have $1.0 million of availability under the MoGas Revolver. Prior to entering into discussions with the Lenders regarding the covenant violation and filing the compliance certificate for the fourth quarter of 2020, we terminated the CorEnergy Credit Facility in connection with the Crimson Transaction on February 4, 2021 as described in Part IV, Item 15, Note 16 ("Subsequent Events"). As of December 31, 2020 and through the termination date of the facility, we had no borrowings outstanding on the CorEnergy Revolver and MoGas Revolver. The termination of the CorEnergy Credit Facility resulted in the payment of unused fees and certain legal expenses. Further, we will write-off the remaining deferred debt costs of approximately $857 thousand as a loss on extinguishment of debt in the first quarter of 2021.
We previously disclosed debt covenant considerations in our Quarterly Reports on Form 10-Q that raised substantial doubt about our ability to continue as a going concern. However, we determined that the debt covenant considerations were mitigated by management's plans. Further, the Crimson Transaction, along with the termination of the CorEnergy Credit Facility, on February 4, 2021, have resolved the considerations identified in our Quarterly Reports on Form 10-Q as we have leveraged our liquidity to invest in revenue-generating assets. As a result, the accompanying consolidated financial statements and related notes for the year ended December 31, 2020 have been prepared assuming that we will continue as a going concern.
For a summary of the additional material terms of the CorEnergy Credit Facility, please see Part IV, Item 15, Note 11 ("Debt") included in this Report.
MoGas Revolver
In conjunction with the MoGas Transaction, MoGas Pipeline LLC and United Property Systems, LLC, as co-borrowers, entered into a revolving credit agreement dated November 24, 2014 (the "MoGas Revolver"), with certain lenders, including Regions Bank as agent for such lenders. Following subsequent amendments and restatements made on July 8, 2015 and July 28, 2017 in connection with the amendments and restatements of the CorEnergy Credit Facility, discussed above, commitments under the MoGas Revolver were reduced from the original level of $3.0 million to a total of $1.0 million. Interest accrued under the MoGas Revolver at the same rate and pursuant to the same terms as it accrued under the CorEnergy Revolver. Refer to Part IV, Item 15, Note 11 ("Debt") for further information. As of December 31, 2020, the co-borrowers were in compliance with all covenants and there were no borrowings outstanding on the MoGas Revolver. As discussed under "CorEnergy Credit Facility" above, the MoGas Revolver component of the CorEnergy Credit Facility was terminated on February 4, 2021.
Mowood/Omega Revolver
On July 31, 2015, a $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank with a maturity date of July 31, 2016. Following annual extensions, the current maturity of the facility had been amended and extended to April 30, 2021. The Mowood/Omega Revolver was used by Omega for working capital and general business purposes and was guaranteed and secured by the assets of Omega. Interest accrued at LIBOR plus 4 percent and was payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2020. On February 4, 2021, the Mowood/Omega Revolver was terminated in connection with the Crimson Transaction described in Part IV, Item 15, Note 16 ("Subsequent Events").
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

Table of Contents	Glossary of Defined Terms

As discussed in Part IV, Item 15, Note 3 ("Leased Properties And Leases"), UPL's bankruptcy filing constituted a default under the terms of the Pinedale Lease Agreement with Pinedale LP. Such default under the Pinedale Lease Agreement was an event of default under the Amended Pinedale Term Credit Facility, which was secured by the Pinedale LGS. Among other things, an event of default gave rise to a Cash Control Period (as defined in the Amended Pinedale Term Credit Facility), which impacted Pinedale LP's ability to make distributions to the Company. During the Cash Control Period, which was triggered May 14, 2020, by the bankruptcy filing of Ultra Wyoming and its parent guarantor, UPL, distributions by Pinedale LP to us were permitted to the extent required for us to maintain its REIT qualification, so long as Pinedale LP's obligations under the Amended Pinedale Term Credit Facility were not accelerated following an Event of Default (as defined in the Amended Pinedale Term Credit Facility).
Effective May 8, 2020, Pinedale LP entered into a Standstill Agreement with Prudential. The Standstill Agreement anticipated Pinedale LP’s notification to Prudential of two Events of Default under the Amended Pinedale Term Credit Facility (the "Specified Events of Default") as a result of the occurrence of either (i) any bankruptcy filing by UPL or Ultra Wyoming and (ii) any resulting impact on Pinedale LP's net worth covenant under the Amended Pinedale Term Credit Facility due to any accounting impairment of the assets of Pinedale LP triggered by any such bankruptcy filing of Ultra Wyoming. Under the Standstill Agreement, Prudential agreed to forbear through September 1, 2020, or the earlier occurrence of a separate Event of Default under the Amended Pinedale Term Credit Facility (the "Standstill Period") from exercising any rights they may have had to accelerate and declare the outstanding balance under the credit facility immediately due and payable as a result of the occurrence of either of the Specified Events of Default, provided that there were no other Events of Default and Pinedale LP continued to meet its obligations under all of the other terms of the Amended Pinedale Term Credit Facility. The Standstill Agreement also required that Pinedale LP not make any distributions to us during the Standstill Period and that interest was to accrue and be payable from the effective date of such agreement at the Default Rate of interest provided for in the Amended Pinedale Term Credit Facility, which increased the effective interest rate to 8.50%.
As discussed in Part IV, Item 15, Note 3 ("Leased Properties And Leases"), Pinedale LP and us entered into a compromise and release agreement with Prudential related to the Amended Pinedale Term Credit Facility (the "Release Agreement"), which had an outstanding balance of approximately $32.0 million, net of $132 thousand of deferred debt issuance costs. Pursuant to the Release Agreement, the $18.0 million sale proceeds were provided by Ultra Wyoming directly to Prudential at closing of the Pinedale LGS sale transaction on June 30, 2020. We also provided the remaining cash available at Pinedale LP of approximately $3.3 million (including $198 thousand for accrued interest) to Prudential in exchange for (i) the release of all liens on the Pinedale LGS and the other assets of Pinedale LP, (ii) the termination of our pledge of equity interests of the general partner of Pinedale LP, (iii) the termination and satisfaction in full of the obligations of Pinedale LP under the Amended Pinedale Term Credit Facility and (iv) a general release of any other obligations of Pinedale LP and/or us and our respective directors, officers, employees or agents pertaining to the Amended Pinedale Term Credit Facility. The Release Agreement resulted in a gain on extinguishment of debt of approximately $11.0 million in the Consolidated Statements of Operations for the year ended December 31, 2020.
Convertible Notes
7.00% Convertible Notes
On June 29, 2015, we completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020. The Convertible Notes matured on June 15, 2020 and bore interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. Upon maturity, we paid remaining principal and accrued interest outstanding on the 7.00% Convertible Notes.
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

Table of Contents	Glossary of Defined Terms

equivalent to an initial conversion price of $50.00 per share of our common stock. Such conversion rate will be subject to adjustment in certain events as specified in the Indenture.
Refer to Part IV, Item 15, Note 11 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes.
Crimson Credit Facility

On February 4, 2021, in connection with the Crimson Transaction, Crimson Midstream Operating and Corridor MoGas, (collectively, the "Borrowers"), together with Crimson, MoGas Debt Holdco LLC, MoGas, CorEnergy Pipeline Company, LLC, United Property Systems, Crimson Pipeline, LLC and Cardinal Pipeline, L.P. (collectively, the "Guarantors") entered into the Crimson Credit Facility with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank. The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility (the "Crimson Revolver"), an $80.0 million term loan (the "Crimson Term Loan") and an uncommitted incremental facility of $25.0 million. Upon closing of the Crimson Transaction, the Borrowers drew the $80.0 million Crimson Term Loan and $25.0 million on the Crimson Revolver.
The loans under Crimson Credit Facility mature on February 4, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021. Subject to certain conditions all loans made under the Credit Agreement shall, at the option of the Borrowers, bear interest at either (a) LIBOR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility); however, the initial interest rate is set at the top level of the pricing grid until the first compliance reporting event for the period ended June 30, 2021.
Outstanding balances under the facility are secured by all assets of the Borrowers and Guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customary excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. Under the terms of the Crimson Credit Facility, we will be subject to certain financial covenants commencing with the fiscal quarter ending June 30, 2021 for the Borrowers and their restricted subsidiaries (the "Consolidated Parties") as follows (i): the total leverage ratio shall not be greater than: (a) 3.00 to 1.00 commencing with the fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending December 31, 2021; (b) 2.75 to 1.00 commencing with the fiscal quarter ending March 31, 2022 through and including the fiscal quarter ending December 31, 2022; and (c) 2.50 to 1.00 commencing with the fiscal quarter ending March 31, 2023 and for each fiscal quarter thereafter and (ii) the debt service coverage ratio, shall not be less than 2.00 to 1.00.
Cash distributions to us from the Borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. The Borrowers and their restricted subsidiaries are also subject to certain additional affirmative and negative covenants customary for credit transactions of this type. The Crimson Credit Facility contains default and cross-default provisions (with applicable customary grace or cure periods) customary for transactions of this type. Upon the occurrence of an event of default, payment of all amounts outstanding under the Crimson Credit Facility may become immediately due and payable at the election of the Required Lenders (as defined in the Crimson Credit Facility).
Shelf Registration Statements
On October 30, 2018, we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan pursuant to a separate shelf registration statement filed with the SEC. As of December 31, 2020, we have issued 22,003 shares of common stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
On November 9, 2018, we had a new shelf registration statement declared effective by the SEC replacing our previously filed shelf registration statement, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As described elsewhere in this Report, EGC and Cox Oil refused to provide the financial statement information concerning EGC that we must file pursuant to SEC Regulation S-X. Absent reaching a resolution of this issue with the SEC, we do not expect to be able to use this shelf registration statement, or the shelf registration statement filed for our dividend reinvestment plan, to sell our securities. We have engaged in dialogue with the staff of the SEC in an effort to shorten the period during which we do not use our registration statements. However, there can be no assurance that we will be successful in obtaining such relief.

Table of Contents	Glossary of Defined Terms

Liquidity and Capitalization
Our principal investing activities are acquiring or financing midstream and downstream real estate assets within the U.S. energy infrastructure sector. These investing activities have often been financed from the proceeds of our public equity and debt offerings as well as the term and credit facilities mentioned above. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. Additionally, our liquidity and capitalization may be impacted by the optional redemption of Series A Preferred Stock. As disclosed in Part IV, Item 15, Note 13 ("Stockholders' Equity"), the depositary shares are currently eligible to be redeemed, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.
The following table presents our liquidity and capitalization as of December 31, 2020 and 2019 and our pro forma liquidity and capitalization as of December 31, 2020 reflecting (i) the impact of the Crimson Transaction completed on February 4, 2021, and (ii) the Internalization Agreement announced on February 4, 2021, which is subject to stockholder approval:

Liquidity and Capitalization
	Pro Forma December 31, 2020(1)	December 31, 2020	December 31, 2019
	(Unaudited)
Cash and cash equivalents	$19,996,988	$99,596,907	$120,863,643
Revolver availability(2)	$25,000,000	$—	$136,358,445

Revolving credit facility(2)	$25,000,000	$—	$—
Long-term debt (including current maturities)(3)	193,200,413	115,008,130	152,109,426
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value(4)	129,525,669	125,270,350	125,493,175
Capital stock, non-convertible, $0.001 par value(4)	14,806	13,652	13,639
Class B common stock, $0.001 par value(4)	684	—	—
Additional paid-in capital(4)	353,846,785	339,742,380	360,844,497
Retained deficit(5)	(328,038,848)	(315,626,555)	(9,611,872)
Noncontrolling interest(6)	115,323,037	—	—
CorEnergy equity	270,672,133	149,399,827	476,739,439
Total CorEnergy capitalization	$488,872,546	$264,407,957	$628,848,865
(1) Pro Forma liquidity and capitalization reflecting the impact of the acquisition of our 49.50% interest in Crimson and Internalization agreement with Corridor entered into on February 4, 2021. The issuance of equity consideration for Internalization is subject to stockholder approval. Refer to Part IV, Item 15, Note 16 ("Subsequent Events") for further details on the Crimson Transaction and Internalization.
(2) In connection with the Crimson Transaction on February 4, 2021, the Regions Credit Facility in place for the years ended December 31, 2020 and 2019 was terminated, and Crimson and Corridor MoGas, as co-borrowers, entered into the Crimson Credit Facility. The Crimson Credit Facility includes a $50.0 million revolver of which $25.0 million was drawn at closing. The remaining $25.0 million is available, subject to certain limitations. Refer to "Crimson Credit Facility" discussion above for more details on the credit facility.
(3) Long-term debt is presented net of discount and deferred debt costs. The pro forma long-term debt includes our 5.875% Convertible Notes and the Crimson Term Loan of $80.0 million entered into in connection with the closing of the Crimson Transaction on February 4, 2021. Refer to "Crimson Credit Facility" discussion above for more details on the credit facility.
(4) The increase in Series A Cumulative Redeemable Preferred Stock, Capital Stock and Class B Common Stock reflect the pro forma impact of the equity consideration in the Internalization agreement. The Internalization agreement is subject to stockholder approval before such equity consideration can be issued. Refer to Part IV, Item 15, Note 16 ("Subsequent Events") for further details on the Internalization.
(5) The increase in the retained deficit reflects the pro forma loss on impairment and disposal of the GIGS asset, which was provided as partial consideration for the Crimson Transaction and the loss on termination of the Grand Isle Lease Agreement. Further, the pro forma increase in retained deficit reflects the transaction costs incurred at closing. Refer to Part IV, Item 15, Note 3 ("Leased Properties and Leases") and Note 16 ("Subsequent Events") for further details.
(6) Reflects the pro forma impact of the Grier Members' equity consideration for the new A-1, A-2 and A-3 units representing a 50.50% interest in Crimson. Subject to CPUC regulatory approval and certain stockholder approvals, these units are convertible into certain CorEnergy securities. Refer to Part IV, Item 15, Note 16 ("Subsequent Events") for further details on the Crimson Transaction.
We also had two lines of credit for working capital purposes for two of our subsidiaries with maximum availability of $1.5 million and $1.0 million at both December 31, 2020 and 2019. On February 4, 2021, these lines of credit were terminated in connection with the Crimson Transactions described in Part IV, Item 15, Note 16 ("Subsequent Events").
SUBSEQUENT EVENTS
For additional information regarding transactions that occurred subsequent to December 31, 2020, see Part IV, Item 15, Note 16 ("Subsequent Events") included in this annual Report on Form 10-K.

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
For the year ended December 31, 2020, we recognized an impairment of $140.3 million for the GIGS asset and $146.5 million for the Pinedale LGS. Refer to Part IV, Item 15, Note 3 ("Leased Properties And Leases") for further details. There were no impairments of long-lived assets recorded during the years ended December 31, 2019 or 2018.
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
We measure changes in the ARO liability due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The increase in the carrying amount of the liability is recognized as an expense classified as an operating item in the Consolidated Statements of Operations, hereinafter referred to as ARO accretion expense. We periodically reassess the timing and amount of cash flows anticipated associated with the ARO and adjusts the fair value of the liability accordingly under the guidance in ASC 410-20.
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
Upon decommissioning of the ARO or a portion thereof, we reduce the fair value of the liability and recognize a (gain) loss on settlement of ARO as an operating item in the Consolidated Statements of Operations for the difference between the liability and actual decommissioning costs incurred.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2020, we had long-term debt (net of current maturities) with a carrying value of $115.0 million, all of which represents fixed-rate debt. Borrowings under our CorEnergy Revolver were variable-rate, based on a LIBOR pricing spread. There were no outstanding borrowings under the CorEnergy Revolver at December 31, 2020, and accordingly, no market risk exposure on outstanding variable rate debt. As previously disclosed in this Report, the CorEnergy Revolver was terminated effective February 4, 2021.
Beginning February 4, 2021 as a result of the Crimson Transaction described in Part IV, Item 15, Note 16 ("Subsequent Events"), borrowings under the Crimson Credit Facility are variable-rate based on either (a) LIBOR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a pricing spread. The initial interest rate for the Crimson Credit Facility at closing of the transaction was set at LIBOR plus the top level of the spread of 450 basis points resulting in an initial interest rate of 4.619%. The pricing spread will not be redetermined until the first compliance reporting event for the period ending June 30, 2021. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current LIBOR rates at closing would have resulted in an initial interest rate of 5.619% or 3.619%, respectively, for the Crimson Credit Facility. Assuming the Crimson Credit Facility was in place beginning January 1, 2020, a 100 basis point increase or decrease in the current LIBOR rate would have resulted in an approximately $1.0 million increase or decrease in interest expense for the year ended December 31, 2020.
Further, as a result of the Crimson Transaction, we will be exposed to limited market risk associated with fluctuating commodity prices. With the exception of buy/sell arrangements on some of Crimson's pipelines and the pipeline loss allowance ("PLA") oil retained, Crimson does not take ownership of the crude oil that it transports or stores for its customers, and it does not engage in the trading of any commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices.
Certain of Crimson's transportation agreements and tariffs for crude oil shipments include PLA. PLA represents revenue from a loss allowance that is factored into the crude oil tariffs to offset measurement error or other losses in transit. As is common in the pipeline transportation industry, as crude oil is transported Crimson earns a very small percentage of the crude oil transported, earned PLA oil inventory, which it can then sell. This allowance oil revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of February 4, 2021, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Table of Contents	Glossary of Defined Terms

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
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
Management's Report on Internal Control over Financial Reporting
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management has established and maintains comprehensive systems of internal control designed to provide reasonable assurance as to the consistency, integrity, and reliability of the preparation and presentation of financial statements and the safeguarding of assets. The concept of reasonable assurance is based upon the recognition that the cost of the controls should not exceed the benefit derived. Our management monitors the systems of internal control and maintains an internal auditing program that assesses the effectiveness of internal control.
Our management assessed our systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of December 31, 2020. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Report). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2020.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited CorEnergy Infrastructure Trust, Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CorEnergy Infrastructure Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flow for each of the three years in the period ended December 31, 2020, and the related notes and schedules listed in the Index at Item 15 and our report dated March 4, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Kansas City, Missouri
March 4, 2021

Table of Contents	Glossary of Defined Terms

ITEM 9B. OTHER INFORMATION
Given the timing of the event, the following information is included in this Form 10-K pursuant to Item 1.01 "Entry into a Material Definitive Agreement" and Item 2.01 "Completion of Acquisition or Disposition of Assets" of Form 8-K, in lieu of filing a separate Form 8-K.
On March 3, 2021, Carlyle, John D. Grier, Crimson and the Company (collectively, the "parties") entered into a First Amendment to the Membership Interest Purchase Agreement ("MIPA"). The First Amendment to the MIPA documents the parties' intent for the transactions originally contemplated by the MIPA to be effective as of 12:01a.m. Central Time on February 1, 2021.
The foregoing summary of the First Amendment to the MIPA is qualified in its entirety by reference to the First Amendment, a copy of which is filed as Exhibit 2.1.2 to this report and is incorporated in this Item 9B by reference.
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
Additional information is incorporated herein by reference to the sections captioned "Nominees for Directors," "Incumbent Directors Continuing in Office," "Information About Executive Officers," "Board of Directors Meetings and Committees," and "Stockholder Proposals and Nominations for the 2021 Annual Meeting" in our proxy statement for our 2021 Annual Stockholder Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections captioned "Director Compensation Table" and "Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2021 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections captioned "Security Ownership of Management and Certain Beneficial Owners" and "Director Compensation," and "Equity Compensation Plan Information as of December 31, 2020" in our proxy statement for our 2021 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections captioned "Nominees for Director," "Incumbent Directors Continuing in Office," "Board of Directors Meetings and Committees" and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2021 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Table of Contents	Glossary of Defined Terms

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Services" in our proxy statement for our 2021 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1. The Financial Statements listed in the Index to Financial Statements on Page F-1.
2. The Exhibits listed in the Exhibit Index below.

Exhibit No.	Description of Document

2.1.1
Membership Interest Purchase Agreement dated February 4, 2021, by and among CorEnergy Infrastructure Trust, Inc., Crimson Midstream Holdings, LLC, CGI Crimson Holdings, L.L.C., and John D. Grier (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

2.1.2
First Amendment to Membership Purchase Agreement dated March 3, 2021 by and among CorEnergy Infrastructure Trust, Inc., Crimson Midstream Holdings, LLC, CGI Crimson Holdings, L.L.C., and John D. Grier - filed herewith

2.2
Contribution Agreement dated February 4, 2021, by and among CorEnergy Infrastructure Trust, Inc., Richard C. Green, Rick Kreul, Rebecca M. Sandring, Sean DeGon, Jeff Teeven, Jeffrey E. Fulmer, David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016), and Campbell Hamilton, Inc. (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

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

3.5
Articles Supplementary, dated February 4, 2021, Establishing and Fixing the Rights and Preferences of Additional Shares of the Registrant's Class B Common Stock (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

3.6
Articles Supplementary, dated February 4, 2021, Establishing and Fixing the Rights and Preferences of Additional Shares of the Registrant's Series B Preferred Stock (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

3.7
Articles Supplementary, dated February 4, 2021, Establishing and Fixing the Rights and Preferences of Additional Shares of the Registrant's Series C Preferred Stock (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

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
4.3
Indenture relating to the 5.875% Convertible Senior Note due 2025, dated as of August 12, 2019 between CorEnergy Infrastructure Trust, Inc. and U.S. Bank National Association, including the Form of Global Notes attached thereto as Exhibit A (incorporated by reference to the Registrant's current report on Form 8-K, filed August 12, 2019).

4.4	Description of Securities (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020).
10.1.1	Dividend Reinvestment Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007).
10.1.2	Amendment No. 1 to Dividend Reinvestment Plan (incorporated by reference to the Registrant's current report on Form 8-K, filed on April 24, 2019).
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

Table of Contents	Glossary of Defined Terms

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

10.2.8
Letter Agreement, dated December 31, 2019, concerning Incentive Fee for December 31, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2019, filed February 27, 2020).

10.2.9
Letter Agreement, dated December 31, 2019, concerning Management Fee for December 31, 2019 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2019, filed February 27, 2020).

10.2.10
Letter Agreement, dated March 31, 2020, concerning Incentive Fee for March 31, 2020 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2020, filed on June 25, 2020).

10.2.11
Letter Agreement, dated March 31, 2020, concerning Management Fee for March 31, 2020 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2020, filed on June 25, 2020).

10.2.12
Letter Agreement, dated June 30, 2020, concerning Management Fee for June 30, 2020 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020, filed on August 4, 2020).

10.2.13
Letter Agreement, dated September 30, 2020, concerning Management Fee for September 30, 2020 under Management Agreement, dated May 8, 2015 and effective as of May 1, 2015, between Corridor InfraTrust Management, LLC and CorEnergy Infrastructure Trust, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2020, filed on November 3, 2020).

10.2.14
First Amendment to Management Agreement dated February 4, 2021, by and between CorEnergy Infrastructure Trust, Inc. and Corridor InfraTrust Management, LLC (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

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

10.4.3	Purchase and Sale Agreement between the Company and Ultra Wyoming LLC, dated June 28, 2020 (incorporated by reference to the Registrant's current report on Form 8-K, filed July 7, 2020).
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

Table of Contents	Glossary of Defined Terms

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

10.14.1
Firm Service Transportation Agreement, Contract No. FRM-LGC-1001, dated March 1, 2017, between MoGas Pipeline LLC and Laclede Gas Company (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2016, filed March 2, 2017).

10.14.2
Firm Service Transportation Agreement, Contract No. FRM-SPR-1001, dated October 30, 2020, between MoGas Pipeline LLC and Spire Missouri, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 3, 2020).

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

10.17	Third Amended and Restated Limited Liability Agreement of Crimson Midstream Holdings, LLC (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).
10.18
Registration Rights Agreement dated February 4, 2021, by and among CorEnergy Infrastructure Trust, Inc. and the holders of Units listed on Schedule A thereto (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

Table of Contents	Glossary of Defined Terms

10.19
Settlement and Mutual Release Agreement dated February 4, 2021, by and among CorEnergy Infrastructure Trust, Inc., Grand Isle Corridor, LP, Energy XXI GIGS Services, LLC, Energy XXI Gulf Coast, Inc., and CEXXI, LLC (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

10.20.1
Amended and Restated Credit Agreement dated February 4, 2021, by and among Crimson Midstream Operating, LLC, Corridor MoGas, Inc., Crimson Midstream Holdings, LLC, MoGas Debt Holdco LLC, MoGas Pipeline, LLC, CorEnergy Pipeline Company, LLC, United Property Systems, LLC, Crimson Pipeline, LLC, and Cardinal Pipeline, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

10.20..2
Amended and Restated Pledge Agreement dated February 4, 2021, by and among Crimson Midstream Operating, LLC, Corridor MoGas, Inc., Crimson Midstream Holdings, LLC, MoGas Debt Holdco LLC, MoGas Pipeline, LLC, CorEnergy Pipeline Company, LLC, United Property Systems, LLC, Crimson Pipeline, LLC, and Cardinal Pipeline, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

10.20.3
Amended and Restated Security Agreement dated February 4, 2021, by and among Crimson Midstream Operating, LLC, Corridor MoGas, Inc., Crimson Midstream Holdings, LLC, MoGas Debt Holdco LLC, MoGas Pipeline, LLC, CorEnergy Pipeline Company, LLC, United Property Systems, LLC, Crimson Pipeline, LLC, and Cardinal Pipeline, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

21.1	Subsidiaries of the Company - filed herewith
23.1	Consent of Ernst & Young LLP dated March 4, 2021 - filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101	The following materials from CorEnergy Infrastructure Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements - furnished herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.
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
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flow for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Impairment of Long-lived Assets
Description of the Matter	As more fully described in Notes 2 and 3 to the consolidated financial statements, long-lived assets are reviewed for impairment when an event occurs that indicates that the carrying value of a long-lived asset may be impaired. When the Company has concluded that a triggering event has occurred, management utilizes cash flow projections to assess its ability to recover the carrying value of the assets. If the undiscounted cash flow projections indicate the long-lived asset's carrying value is not recoverable, an impairment charge is recorded for the excess of the carrying value of the asset over its estimated fair value. The Company recorded an impairment loss of $140.3 million on leased property related to the Grand Isle Gathering System ("GIGS") asset during the year ended December 31, 2020.

Auditing the Company's impairment of the GIGS asset involved a high degree of subjectivity as estimates underlying the determination of the fair value of the asset were based on assumptions about future market and economic conditions. Significant assumptions used in the Company's fair value estimate included crude oil and water price and volume projections, the timing and collectability of lease payments, and the applicable discount rate.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to determine the fair value of the GIGS asset and measure the long-lived asset impairment. This included evaluation of controls over management's review of the significant assumptions described above underlying the fair value determination.

Our testing of the Company's impairment measurement included, among other procedures, assessing the valuation methodologies utilized, and evaluating the significant assumptions and completeness and accuracy of the operating data used to estimate the fair value of the asset. For example, we compared the significant assumptions used to estimate cash flows to current industry and economic trends, evaluated operating data, and performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value estimate that would result from changes in the assumptions. We involved our valuation specialists to assist in our evaluation of the Company's model, methodology, and certain of the significant assumptions used in the valuation analysis.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.
Kansas City, Missouri
March 4, 2021

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets
Leased property, net of accumulated depreciation of $6,832,167 and $105,825,816	$64,938,010	$379,211,399
Property and equipment, net of accumulated depreciation of $22,580,810 and $19,304,610	106,224,598	106,855,677
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,209,736	1,235,000
Cash and cash equivalents	99,596,907	120,863,643
Deferred rent receivable	—	29,858,102
Accounts and other receivables	3,675,977	4,143,234
Deferred costs, net of accumulated amortization of $2,130,334 and $1,956,710	1,077,883	2,171,969
Prepaid expenses and other assets	2,228,623	804,341
Deferred tax asset, net	4,282,576	4,593,561
Goodwill	1,718,868	1,718,868
Total Assets	$284,953,178	$651,455,794
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $0 and $158,070	$—	$33,785,930
Unsecured convertible senior notes, net of discount and debt issuance costs of $3,041,870 and $3,768,504	115,008,130	118,323,496
Asset retirement obligation	8,762,579	8,044,200
Accounts payable and other accrued liabilities	4,685,288	6,000,981
Management fees payable	971,626	1,669,950
Unearned revenue	6,125,728	6,891,798
Total Liabilities	$135,553,351	$174,716,355
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 and $125,493,175 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,108 and 50,197 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	$125,270,350	$125,493,175
Capital stock, non-convertible, $0.001 par value; 13,651,521 and 13,638,916 shares issued and outstanding at December 31, 2020 and December 31, 2019 (100,000,000 shares authorized)	13,652	13,639
Additional paid-in capital	339,742,380	360,844,497
Retained deficit	(315,626,555)	(9,611,872)
Total Equity	149,399,827	476,739,439
Total Liabilities and Equity	$284,953,178	$651,455,794
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019	2018
Revenue
Lease revenue	$21,351,123	$67,050,506	$72,747,362
Deferred rent receivable write-off	(30,105,820)	—	—
Transportation and distribution revenue	19,972,351	18,778,237	16,484,236
Financing revenue	120,417	116,827	—
Total Revenue	11,338,071	85,945,570	89,231,598
Expenses
Transportation and distribution expenses	6,059,707	5,242,244	7,210,748
General and administrative	12,231,922	10,596,848	13,042,847
Depreciation, amortization and ARO accretion expense	13,654,429	22,581,942	24,947,453
Loss on impairment of leased property	140,268,379	—	—
Loss on impairment and disposal of leased property	146,537,547	—	—
Loss on termination of lease	458,297	—	—
Provision for loan gain	—	—	(36,867)
Total Expenses	319,210,281	38,421,034	45,164,181
Operating Income (Loss)	$(307,872,210)	$47,524,536	$44,067,417
Other Income (Expense)
Net distributions and other income	$471,449	$1,328,853	$106,795
Net realized and unrealized loss on other equity securities	—	—	(1,845,309)
Interest expense	(10,301,644)	(10,578,711)	(12,759,010)
Gain on the sale of leased property, net	—	—	11,723,257
Gain (loss) on extinguishment of debt	11,549,968	(33,960,565)	—
Total Other Income (Expense)	1,719,773	(43,210,423)	(2,774,267)
Income (loss) before income taxes	(306,152,437)	4,314,113	41,293,150
Taxes
Current tax benefit	(395,843)	(120,024)	(585,386)
Deferred tax expense (benefit)	310,985	354,642	(1,833,340)
Income tax expense (benefit), net	(84,858)	234,618	(2,418,726)
Net Income (Loss) attributable to CorEnergy Stockholders	$(306,067,579)	$4,079,495	$43,711,876
Preferred dividend requirements	9,189,809	9,255,468	9,548,377
Net Income (Loss) attributable to Common Stockholders	$(315,257,388)	$(5,175,973)	$34,163,499

Earnings (Loss) Per Common Share:
Basic	$(23.09)	$(0.40)	$2.86
Diluted	$(23.09)	$(0.40)	$2.79
Weighted Average Shares of Common Stock Outstanding:
Basic	13,650,718	13,041,613	11,935,021
Diluted	13,650,718	13,041,613	15,389,180
Dividends declared per share	$0.900	$3.000	$3.000
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount	Amount
Balance at December 31, 2017	11,915,830	$11,916	$130,000,000	$331,773,716	$—	$461,785,632
Cumulative transition adjustment upon the adoption of ASC 606, net of tax	—	—	—	(2,449,245)	—	(2,449,245)
Net income	—	—	—	—	43,711,876	43,711,876
Series A preferred stock dividends	—	—	—	—	(9,587,500)	(9,587,500)
Preferred stock repurchases(1)	—	—	(4,444,325)	158,218	10,554	(4,275,553)
Common stock dividends	—	—	—	(10,806,660)	(24,987,229)	(35,793,889)
Common stock issued under director's compensation plan	1,807	2	—	67,498	—	67,500
Common stock issued upon conversion of convertible notes	1,271	1	—	42,653	—	42,654
Reinvestment of dividends paid to common stockholders	41,317	41	—	1,509,789	—	1,509,830
Balance at December 31, 2018 (2)	11,960,225	11,960	125,555,675	320,295,969	9,147,701	455,011,305
Net income	—	—	—	—	4,079,495	4,079,495
Series A preferred stock dividends	—	—	—	(4,627,561)	(4,627,560)	(9,255,121)
Preferred stock repurchases(3)	—	—	(62,500)	2,195	(245)	(60,550)
Common stock dividends	—	—	—	(21,293,224)	(18,211,263)	(39,504,487)
Common stock issued upon exchange of convertible notes	1,540,472	1,540	—	61,869,762	—	61,871,302
Common stock issued upon conversion of convertible notes	127,143	128	—	4,193,536	—	4,193,664
Reinvestment of dividends paid to common stockholders	11,076	11	—	403,820	—	403,831
Balance at December 31, 2019	13,638,916	13,639	125,493,175	360,844,497	(9,611,872)	476,739,439
Net loss	—	—	—	—	(306,067,579)	(306,067,579)
Series A preferred stock dividends	—	—	—	(9,242,797)	—	(9,242,797)
Preferred stock repurchases(1)	—	—	(222,825)	7,932	52,896	(161,997)
Common stock dividends	—	—	—	(12,286,368)	—	(12,286,368)
Common stock issued upon exchange of convertible notes	12,605	13	—	419,116	—	419,129
Balance at December 31, 2020	13,651,521	$13,652	$125,270,350	$339,742,380	$(315,626,555)	$149,399,827
See accompanying Notes to Consolidated Financial Statements.
(1) In connection with the repurchases of Series A Preferred Stock during 2018 and 2020, the deduction to preferred dividends of $10,554 and $52,896, respectively, represents the discount in the repurchase price paid compared to the carrying amount derecognized.

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2020	2019	2018
Operating Activities
Net income (loss)	$(306,067,579)	$4,079,495	$43,711,876
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax, net	310,985	354,642	(1,845,710)
Depreciation, amortization and ARO accretion	14,924,464	23,808,083	26,361,907
Gain on sale of leased property, net	—	—	(11,723,257)
Loss on impairment of leased property	140,268,379	—	—
Loss on impairment and disposal of leased property	146,537,547	—	—
Loss on termination of lease	458,297	—	—
Deferred rent receivable write-off, noncash	30,105,820	—	—
Provision for loan gain	—	—	(36,867)
(Gain) loss on extinguishment of debt	(11,549,968)	33,960,565	—
Gain on sale of equipment	(13,683)	(7,390)	(8,416)
Net realized and unrealized loss on other equity securities	—	—	1,845,309
Loss on settlement of asset retirement obligation	—	—	310,941
Common stock issued under directors' compensation plan	—	—	67,500
Changes in assets and liabilities:
Increase in deferred rent receivables	(247,718)	(3,915,347)	(7,038,848)
(Increase) decrease in accounts and other receivables	467,257	940,009	(1,297,207)
Increase in financing note accrued interest receivable	(18,069)	—	—
(Increase) decrease in prepaid expenses and other assets	(1,424,332)	(136,108)	73,505
Increase (decrease) in management fee payable	(698,324)	(161,663)	83,187
Increase (decrease) in accounts payable and other accrued liabilities	(1,903,936)	2,517,069	476,223
Decrease in income tax liability	—	—	(2,204,626)
Increase (decrease) in unearned revenue	(766,070)	339,749	(152,777)
Net cash provided by operating activities	$10,383,070	$61,779,104	$48,622,740
Investing Activities
Proceeds from the sale of leased property	—	—	55,553,975
Proceeds from sale of other equity securities	—	—	449,067
Purchases of property and equipment, net	(2,186,155)	(372,934)	(105,357)
Proceeds from sale of property and equipment	15,000	7,000	17,999
Principal payment on financing note receivable	43,333	65,000	236,867
Principal payment on note receivable	—	5,000,000	—
Return of capital on distributions received	—	—	663,939
Net cash provided by (used in) investing activities	$(2,127,822)	$4,699,066	$56,816,490
Financing Activities
Debt financing costs	—	(372,759)	(264,010)
Cash paid for extinguishment of convertible notes	—	(78,939,743)	—
Cash paid for maturity of convertible notes	(1,676,000)	—	—
Cash paid for repurchase of convertible notes	(1,316,250)	—	—
Cash paid for settlement of Pinedale Secured Credit Facility	(3,074,572)	—	—
Net offering proceeds on convertible debt	—	116,355,125	—
Repurchases of Series A preferred stock	(161,997)	(60,550)	(4,275,553)
Dividends paid on Series A preferred stock	(9,242,797)	(9,255,121)	(9,587,500)
Dividends paid on common stock	(12,286,368)	(39,100,656)	(34,284,059)
Principal payments on secured credit facilities	(1,764,000)	(3,528,000)	(3,528,000)
Net cash used in financing activities	$(29,521,984)	$(14,901,704)	$(51,939,122)
Net change in cash and cash equivalents	$(21,266,736)	$51,576,466	$53,500,108

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,
	2020	2019	2018
Cash and cash equivalents at beginning of period	120,863,643	69,287,177	15,787,069
Cash and cash equivalents at end of period	$99,596,907	$120,863,643	$69,287,177

Supplemental Disclosure of Cash Flow Information
Interest paid	$9,272,409	$6,834,439	$11,200,835
Income taxes paid (net of refunds)	(466,236)	89,433	2,136,563

Non-Cash Investing Activities
Proceeds from sale of leased property provided directly to secured lender	$18,000,000	$—	$—
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	591,421	—	—
Note receivable in consideration of the sale of leased property	—	—	5,000,000

Non-Cash Financing Activities
Proceeds from sale of leased property used in settlement of Pinedale Secured Credit Facility	$(18,000,000)	$—	$—
Change in accounts payable and accrued expenses related to debt financing costs	—	—	(255,037)
Reinvestment of distributions by common stockholders in additional common shares	—	403,831	1,509,830
Common stock issued upon exchange and conversion of convertible notes	419,129	66,064,966	42,654
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
The Company is primarily focused on acquiring and financing real estate assets within the U.S. energy infrastructure sector. Historically, the Company has focused primarily on entering into long-term triple-net participating leases with energy companies, and also has provided other types of capital, including loans secured by energy infrastructure assets. Targeted assets include pipelines, storage tanks, transmission lines, and gathering systems, among others. These sale-leaseback or real property mortgage transactions can provide the energy company with a source of capital that is an alternative to other sources such as corporate borrowing, bond offerings, or equity offerings. The Company's leases have typically contained participation features in the financial performance or value of the underlying infrastructure real property asset. The triple-net lease structure requires that the tenant pay all operating expenses of the business conducted by the tenant, including real estate taxes, insurance, utilities, and expenses of maintaining the asset in good working order. CorEnergy's Private Letter Rulings ("PLRs") enable the Company to invest in a broader set of revenue contracts within its REIT structure, including the opportunity to not only own but also operate infrastructure assets. CorEnergy considers its investments in these energy infrastructure assets to be a single business segment and reports them accordingly in its financial statements.
On February 4, 2021, the Company leveraged its PLRs and acquired a 49.50 percent interest in Crimson Midstream Holdings, LLC ("Crimson"), a California Public Utilities Commission ("CPUC") regulated crude oil pipeline owner and operator. The acquired assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including 1,300 active miles) across northern, central and southern California, connecting desirable native California crude production to in-state refineries producing state-mandated specialized fuel blends, among other products. This interest was acquired effective as of February 1, 2021. Refer to Note 16 ("Subsequent Events") for further details on the acquisition.
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
The FASB issued ASU 2015-02 Consolidations (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated in the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based on the general partners' roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon this evaluation and the Company's 100 percent ownership interest in Pinedale LP and Grand Isle Corridor LP, the consolidated financial statements presented include full consolidation with respect to both partnerships.
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
B. Leased Property and Leases – In February of 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02" or "ASC 842"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption. The adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of approximately $75 thousand each, included in prepaid expenses and other assets and accounts payable and other accrued liabilities, respectively, as of January 1, 2019, with no impact to retained earnings. The standard did not materially impact the Company's Consolidated Statements of Operations and had no impact on the Consolidated Statements of Cash Flows. The Company continues to apply legacy guidance in ASC 840, "Leases," including its disclosure requirements for the year ended December 31, 2018, the remaining comparative period presented prior to adoption.
Beginning in 2019, for the underlying asset class related to single-use office space, the Company accounts for each separate lease component and non-lease component as a single lease component. For the underlying lessor asset class related to pipelines residing on military bases, the Company accounts for each separate lease component and non-lease component as a single lease component if the non-lease components otherwise are accounted for in accordance with the revenue standard, and both the following criteria are met: (i) the timing and pattern of revenue recognition are the same for the non-lease component(s) and the related lease component and (ii) the lease component will be classified as an operating lease. The Company carried forward the accounting treatment for land easements under existing agreements, which are currently accounted for within property, plant and equipment. Land easements are reassessed under ASC 842 when such agreements are modified.
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
Under the Company's triple-net leases, the tenant is required to pay property taxes and insurance directly to the applicable third-party provider. Consistent with guidance in ASC 842, the Company will present the cost and the lessee's direct payment to the third-party under the triple-net leases on a net basis in the Consolidated Statements of Operations.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
Management's projected cash flows of long-lived assets are primarily based on contractual cash flows relating to existing leases that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, management records an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from management's estimates. For the year ended December 31, 2020, the Company recognized a loss on impairment for the GIGS asset of $140.3 million and a loss on impairment and disposal of the Pinedale LGS of $146.5 million, respectively, as more fully described in Note 3 ("Leased Properties And Leases"). There were no impairments of long-lived assets recorded during the years ended December 31, 2019 or 2018.
E. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectibility of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectibility of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company determines an allowance is necessary, the amount deemed uncollectible is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if the Company does not otherwise expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will typically cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the years ended December 31, 2020, 2019 and 2018, the Company recorded provisions for loan gain of approximately $0, $0 and $37 thousand, respectively. The Company's financing notes receivable are discussed more fully in Note 5 ("Financing Notes Receivable").
F. Fair Value Measurements – FASB ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Various inputs are used in determining the fair value of the Company's assets and liabilities. These inputs are summarized in the three broad levels listed below:
•Level 1 - quoted prices in active markets for identical investments
•Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)
•Level 3 - significant unobservable inputs (including the Company's own assumptions in determining the fair value of investments)
See Note 10 ("Fair Value") for further discussion of the Company's fair value measurements.
G. Cash and Cash Equivalents – The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC insured limits. The Company's cash equivalents are comprised of short-term, liquid money market instruments.
H. Accounts and other receivables – Accounts receivable are presented at face value net of an allowance for doubtful accounts within accounts and other receivables on the balance sheet. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. For the years ended December 31, 2020 and 2019, the Company determined that an allowance for doubtful accounts was not necessary.
I. Deferred rent receivables – Lease receivables are determined according to the terms of the lease agreements entered into by the Company and its lessees. Lease receivables primarily represent timing differences between straight-line revenue recognition and contractual lease receipts. Beginning April 1, 2020, lease payments by the Company's GIGS tenant lapsed due to conditions

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
related to the COVID-19 pandemic and energy markets, which resulted in the write-off of the deferred rent receivable of $30.1 million for the year ended December 31, 2020. Refer to Note 3 ("Leased Properties And Leases") for further details.
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
The Company elected to perform a qualitative goodwill impairment assessment for the years ended December 31, 2020 and 2018. In performing the qualitative assessment, the Company analyzed the key drivers and other external factors that impact the business in order to determine if any significant events, transactions or other factors had occurred or were expected to occur that would impair earnings or competitiveness, therefore impairing the fair value of the MoGas reporting unit. After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the MoGas reporting unit was less than the carrying value, and so it was not necessary to perform the quantitative step one valuation. Key drivers that were considered in the qualitative evaluation of the MoGas reporting unit included: general economic conditions, including the COVID-19 pandemic for 2020, energy markets, natural gas pricing, input costs, liquidity and capital resources and customer outlook. For the year ended December 31, 2019 annual impairment test, management proceeded directly to the step one quantitative approach as a result of the MoGas FERC rate case settlement approved in August of 2019. As of the December 31, 2019 testing date, the fair value of the MoGas reporting unit was determined to be greater than its carrying value. For the years ended December 31, 2020, 2019 and 2018, the Company recognized no impairment for the MoGas reporting unit.
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
The Company measures changes in the ARO liability due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The increase in the carrying amount of the liability is recognized as an expense classified as an operating item in the Consolidated Statements of Operations, hereinafter referred to as ARO accretion expense. The Company periodically reassesses the timing and amount of cash flows anticipated associated with the ARO and adjusts the fair value of the liability accordingly under the guidance in ASC 410-20.
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
Upon decommissioning of the ARO or a portion thereof, the Company reduces the fair value of the liability and recognizes a (gain) loss on settlement of ARO as an operating item in the Consolidated Statements of Operations for the difference between the liability and actual decommissioning costs incurred.
Refer to Note 12 ("Asset Retirement Obligation") for additional information.
M. Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09" or "ASC 606"), which became effective for all public entities on January 1, 2018. ASC 606 supersedes previously existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g. leases). The model requires an entity to recognize as revenue the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. A substantial portion of the Company's revenue consists of rental income from leasing arrangements, which is specifically excluded from ASC 606. However, the Company's transportation and distribution revenue is within the scope of the new guidance. The Company adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. The Company elected to apply the guidance only to open contracts as of the effective date. The Company recognized the cumulative effect of applying the new standard as an adjustment to the opening balance of stockholders' equity. Refer to Note 4 ("Transportation And Distribution Revenue") for further discussion of the transition impact and related disclosures under ASC 606.
Specific recognition policies for the Company's revenue items are as follows:
•Lease revenue – Refer to Leased Property and Leases for the Company's lease revenue recognition policy.
•Transportation and distribution revenue – The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of natural gas supply, transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement. Transportation revenues are recognized by MoGas and distribution revenues are recognized by Omega and Omega Gas Marketing, LLC.
◦Under the Company's natural gas supply, transportation and distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as natural gas is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract. The transaction price is calculated based on (i) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) FERC regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual CPI escalators) in the case of the Company's distribution agreement. Based on the nature of the agreements, revenue for all but one of the Company's natural gas supply, transportation and distribution performance obligations is recognized on a right to invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer. The Company has a contract with one customer, Spire, that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation beginning in 2018 with the adoption of ASC 606. All invoicing is done in the month following service, with payment typically due a month from invoice date.
◦The Company's contracts also contain performance obligations related to system maintenance and improvement, which are completed on an as-needed basis. The work performed is specific and tailored to the customer's needs and there are no alternative uses for the services provided. Therefore, as the work is being completed, control is transferring to the customer. These services are billed at the Company's cost, plus an agreed upon margin, and the Company has an enforceable right to payment as the services are provided. The Company invoices for this service on a monthly basis according to an agreed upon billing schedule. Revenue is recognized on an input method, based on the actual cost of a service as a measure of performance obligations satisfaction, which the Company determined to be the method which faithfully depicts the transfer of services. Differences between the amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets. Any differences are typically expected to be recognized within a year. As discussed in Note 3 ("Leased Properties And Leases"), the costs of system improvement projects are recognized as a financing arrangement in accordance with guidance in the lease standard while the margin is recognized in accordance with the revenue standard as discussed above.
◦Beginning February 1, 2016, due to changes that commenced under a new contract with the Department of Defense ("DOD"), gas sales and cost of gas sales are presented on a net basis in the transportation and

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
distribution revenue line. The Company continues to present the gas sales and cost of gas sales on a net basis upon adoption of ASC 606.
•Financing revenue – Historically, financing notes receivable have been considered a core product offering and therefore the related income is presented as a component of operating income. For increasing rate loans, base interest income is recorded ratably over the life of the loan, using the effective interest rate. The net amount of deferred loan origination income and costs are amortized on a straight-line basis over the life of the loan and reported as an adjustment to yield in financing revenue. Participating financing revenues are recorded when specific performance criteria have been met.
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
O. Other Income Recognition – Specific policies for the Company's other income items are as follows:
•Net distributions and other income – Includes interest income earned on the Company's money market instruments and distributions and dividends from historical investments. Distributions and dividends from investments were recorded on their ex-dates and were reflected as other income within the accompanying Consolidated Statements of Operations. Distributions received from the Company's investments were generally characterized as ordinary income, capital gains and distributions received from investment securities. The portion characterized as return of capital was paid by the Company's investees from their cash flow from operations. The Company recorded investment income, capital gains and distributions received from investment securities based on estimates made at the time such distributions were received. Such estimates were based on information available from each company and other industry sources. These estimates may have subsequently been revised based on information received from the entities after their tax reporting periods were concluded, as the actual character of these distributions was not known until after the fiscal year end of the Company.
•Net realized and unrealized gain (loss) from investments – Securities transactions were accounted for on the date the securities were purchased or sold. Realized gains and losses were reported on an identified cost basis. The Company recorded investment income and return of capital based on estimates made at the time such distributions were received. Such estimates were based on information available from the portfolio company and other industry sources. These estimates may have subsequently been revised based on information received from the portfolio company after their tax reporting periods were concluded, as the actual character of these distributions were not known until after the Company's fiscal year end.
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
R. Earnings (Loss) Per Share – Basic earnings (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of net loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of shares issuable upon conversion of the Convertible Notes calculated using the if-converted method.
S. Federal and State Income Taxation – In 2013 the Company qualified for REIT status, and in March 2014 elected (effective as of January 1, 2013), to be treated as a REIT for federal income tax purposes. Because certain of its assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned TRSs in order to limit the potential that such assets and income could prevent the Company from qualifying as a REIT.
As a REIT, the Company holds and operates certain of its assets through one or more wholly-owned TRSs. The Company's use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
allows it to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to the Company or other subsidiaries, including qualified REIT subsidiaries.
The Company's other equity securities were limited partnerships or limited liability companies which were treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reported its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit was included in the Consolidated Statements of Operations based on the component of income or gains and losses to which such expense or benefit related. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the year ended December 31, 2020, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
If the Company ceased to qualify as a REIT, the Company, as a C corporation, would be obligated to pay federal and state income tax on its taxable income.
T. Recent Accounting Pronouncements – In June of 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for certain entities. Based on the guidance for smaller reporting companies, the effective date of ASU 2016-13 is deferred for the Company until fiscal year 2023, and the Company has elected to defer adoption of this standard.
Although the Company has elected to defer adoption of ASU 2016-13, it will continue to evaluate the potential impact of the standard on its consolidated financial statements. As part of its ongoing assessment work, the Company has formed an implementation team, completed training on the CECL model and has begun developing policies, processes and internal controls.
In December of 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years; however, early adoption is permitted for all entities. The Company will adopt the standard effective January 1, 2021 and has substantially completed its assessment of the standard. The Company does not believe the standard will have a material impact on its consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" ("ASU 2020-06"). The new guidance (i) simplifies an issuer's accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models in ASC 470-20 that require separate accounting for embedded conversion features, (ii) simplifies the settlement assessment that issuers perform to determine whether a contract in its own equity qualifies for equity classification and (iii) requires entities to use the if-converted method for all convertible instruments and generally requires them to include the effect of share settlement for instruments that may be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, but an entity must early adopt the guidance at the beginning of the fiscal year. The Company elected to

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
early adopt ASU 2020-06 on January 1, 2021 and noted that the standard does not have an impact on the Company's consolidated financial statements.
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
LESSOR - LEASED PROPERTIES
As of December 31, 2020, following the sale of the Pinedale LGS on June 30, 2020 (refer to "Impairment and Sale of the Pinedale Liquids Gathering System" below), the Company had one significant property located in Louisiana and the Gulf of Mexico leased on a triple-net basis to a major tenant, described in the table below. The major tenant is responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to the leased property. The Company's long-term, triple-net leases generally have an initial term with options for renewals. Lease payments are scheduled to increase at varying intervals during the initial term of the lease. The following table summarizes the significant leased property, major tenant and lease term:

Summary of Leased Property, Major Tenant and Lease Terms
Property	Grand Isle Gathering System
Location	Gulf of Mexico/Louisiana
Tenant	Energy XXI GIGS Services, LLC
Asset Description	Approximately 137 miles of offshore pipeline with total capacity of 120 thousand Bbls/d, including a 16-acre onshore terminal and saltwater disposal system.
Date Acquired	June 2015
Initial Lease Term	11 years
Renewal Option	Equal to the lesser of 9-years or 75 percent of the remaining useful life
Current Monthly Rent Payments	7/1/19 - 6/30/20: $3,223,917 7/1/20 - 6/30/21: $4,033,583
Estimated Useful Life(1)	15 years
(1) In conjunction with the impairment of the Grand Isle Gathering System discussed below, the remaining estimated useful life of the GIGS asset was adjusted to approximately 15 years beginning in the second quarter of 2020. Additionally, the Company updated the useful life of its ARO segments resulting in a change to the timing of the undiscounted cash flows. The timing change resulted in an increase to the ARO asset and liability of approximately $257 thousand as discussed in Note 12 ("Asset Retirement Obligation").

Beginning in 2019, the Company concluded that Omega's long-term contract with the DOD to provide natural gas distribution to Fort Leonard Wood through Omega's pipeline distribution system on the military post meets the definition of a lease under ASC 842. Omega is the lessor in the contract and the lease is classified as an operating lease. The Company noted the non-lease component is the predominant component in the lease, and the timing and pattern of transfer of the lease component and the associated non-lease component are the same. As discussed in Note 2 ("Significant Accounting Policies"), the Company elected to not separate lease and related non-lease components if the non-lease components otherwise would be accounted for in accordance with the revenue standard under ASC 606; therefore, the Company continues to account for the DOD contract under the revenue standard.
In the second quarter of 2019, the Company started a system improvement project on Omega's pipeline distribution system, which is considered a "built to suit" transaction under ASC 842. The system improvement project is a separate lease component and the DOD is deemed to control the system improvement due to certain contract provisions. As a result, the Company accounted for the costs of the system improvement as a financing arrangement, which is included in accounts and other receivables in the Consolidated Balance Sheets. The margin the Company earned on the system improvement project is a non-lease component accounted for under the revenue standard. Refer to Note 2 ("Significant Accounting Policies") for further details.

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
The terms of the Grand Isle Lease Agreement require copies of certain financial statement information be provided that the Company is required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual. When EGC's financial information ceased to be publicly available, the Company encouraged officials of EGC and Cox Oil and, through Company counsel, the legal counsel to such entities, to satisfy their obligations under the Grand Isle Lease Agreement to provide the required information to the Company for inclusion in its SEC reports. EGC and Cox Oil refused to fulfill these obligations and did not fulfill these obligations prior to the disposal of the GIGS asset and termination of the Grand Isle Lease on February 4, 2021, as described further below. The Company sought to enforce the obligations of EGC and Cox Oil and obtained a temporary restraining order ("TRO") from a Texas state court, mandating that they deliver the required EGC financial statements for the year ended December 31, 2018. The TRO was stayed pending an appeal by EGC and Cox Oil and, pursuant to its own terms, had lapsed by the time that appeal was denied on January 6, 2020. The case was remanded to the trial court for further proceedings. In May 2020, the trial court granted the Company's motion for summary judgment mandating the tenant deliver the required financial statements. The Company believed that it was entitled to such relief, but the parties agreed to stay this case in order to facilitate settlement discussions as discussed further below.
On April 1, 2020, the EGC Tenant, a wholly owned indirect subsidiary of Cox Oil, ceased paying rent due. EGC Tenant was contractually obligated to pay rent and rent continued to accrue whether or not oil was being shipped. EGC Tenant was a special purpose entity engaged solely in activities related to the lease, and it does not own or operate any wells. EGC, parent of the EGC Tenant, owned and operated wells, including those connected to GIGS, and was the guarantor of the EGC Tenant's obligations under the lease. Following EGC Tenant's failure to pay rent due for April of 2020, and following discussions with Cox Oil management concerning its various operations, the Company sent EGC Tenant and EGC a notice of non-payment. After the required two-day cure period, a default occurred under the lease.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The EGC Tenant also failed to make required rent payments from May of 2020 through January of 2021. As a result, the Company initiated litigation in the State Court of Texas to recover the unpaid rent, plus interest, for April through July of 2020 from the EGC Tenant. Further, EGC filed an action to attempt to set aside the guarantee obligations of EGC under the lease. The Company intended to enforce its rights under the lease. These cases were stayed pending negotiation of a business resolution with EGC and the EGC Tenant.
As more fully described in Note 16 ("Subsequent Events"), on February 4, 2021, the Company contributed the GIGS asset as partial consideration for the acquisition of its interest in Crimson. In connection with the disposition, the Company and Grand Isle Corridor entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement") with the EGC Tenant, EGC, and CEXXI, LLC (the "EXXI Entities"). The EGC Tenant is the tenant under the Grand Isle Lease Agreement, dated June 30, 2015 with Grand Isle Corridor. Grand Isle Corridor initially received a Guaranty dated June 22, 2015 from Energy XXI Ltd. in connection with the original purchase of the GIGS, which was assumed by EGC, as guarantor of the obligations of the EGC Tenant pursuant to the terms of the Assignment and Assumption of Guaranty and Release dated December 30, 2016 (as assigned and assumed, the "Landlord Guaranty").
Pursuant to the terms of the Settlement Agreement, the Company and Grand Isle Corridor released the EXXI Entities from any and all claims, except for the Environmental Indemnity under the Grand Isle Lease Agreement, which shall survive, and the EXXI Entities released the Company and Grand Isle Corridor from any and all claims. The parties have also agreed to jointly dismiss the litigation described above in connection with the Settlement Agreement. Additionally, the Grand Isle Lease Agreement and Landlord Guaranty were cancelled and terminated. The termination of the Grand Isle Lease Agreement will result in the write-off of deferred lease costs of $166 thousand in the first quarter of 2021.
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
The Company engaged specialists and other third-parties to assist with the valuation methodology and analysis of certain underlying assumptions. The fair value measurement of the GIGS asset was based, in part, on significant inputs not observable in the market (as discussed above) and thus represents a Level 3 measurement. The significant unobservable input used includes a discount rate based on an estimated weighted average cost of capital of a theoretical market participant. The Company utilized a weighted average discount rate of 10.0 percent when deriving the fair value of the GIGS asset impaired during the first quarter of 2020. The weighted average discount rate reflects management's best estimate of inputs a market participant would utilize. For the year ended December 31, 2020, the Company recognized a $140.3 million loss on impairment of leased property related to the GIGS asset in the Consolidated Statements of Operations. As of December 31, 2020, the carrying value of the GIGS asset is $63.6 million, which is included in leased properties on the Consolidated Balance Sheet.
The Company previously recognized a deferred rent receivable for the Grand Isle Gathering Lease, which primarily represents timing differences between the straight-line revenue recognition and contractual lease receipts over the lease term. Given the EGC's Tenant's nonpayment of rent and the Company's expectations surrounding the collectibility of the contractual lease payments under the lease, the Company did not expect the deferred rent receivable to be recoverable. Accordingly, the Company recognized a non-cash write-off of the deferred rent receivable of $30.1 million for the year ended December 31, 2020. The non-cash write-off was recognized as a reduction of revenue in the Consolidated Statements of Operations.
As discussed above, on February 4, 2021, the Company contributed the GIGS asset as partial consideration for the acquisition of its interest in Crimson resulting in its disposal, along with the asset retirement obligation (collectively, the "GIGS Disposal Group"), which was assumed by the sellers. Upon meeting the held for sale criteria in mid-January 2021, the Company ceased recording depreciation on the GIGS asset. The contribution of the GIGS Disposal Group will result in a loss on impairment and disposal of leased property and asset retirement obligation, net in the Consolidated Statements of Operations in the first quarter of 2021.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
On May 14, 2020, UPL filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filing included Ultra Wyoming, the operator of the Pinedale LGS and tenant under the Pinedale Lease Agreement with the Company's indirect wholly owned subsidiary Pinedale LP. The bankruptcy filing of both the guarantor, UPL, and the tenant constituted defaults under the terms of the Pinedale Lease Agreement. The bankruptcy filing imposed a stay of CorEnergy's ability to exercise remedies for the foregoing defaults. Ultra Wyoming also filed a motion to reject the Pinedale Lease Agreement, with a request that such motion be effective June 30, 2020. Pending the effective date of the rejection, Section 365 of the Bankruptcy Code generally requires Ultra Wyoming to comply on a timely basis with the provisions of the Pinedale Lease Agreement, including the payment provisions. Accordingly, the Company received the rent payments due on the first day of April, May and June 2020.
Pinedale LP, along with Prudential, the lender under the Amended Pinedale Term Credit Facility discussed in Note 11 ("Debt"), commenced discussions with UPL which resulted in UPL presenting an initial offer to purchase the Pinedale LGS. The Amended Pinedale Term Credit Facility was secured by the Pinedale LGS and was not secured by any assets of CorEnergy or its other subsidiaries.
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
During the negotiation and closing of the sale of the Pinedale LGS to Ultra Wyoming, the Company determined impairment indicators existed as the value to be received from the sale was less than the carrying value of the asset of $164.5 million. As a result of these indicators and the sale of the Pinedale LGS, the Company recognized a loss on impairment and disposal of leased property in the Consolidated Statement of Operations of approximately $146.5 million for the year ended December 31, 2020. Further, the sale of the Pinedale LGS resulted in the termination of the Pinedale Lease Agreement, and the Company recognized a loss on termination of lease of approximately $458 thousand for the year ended December 31, 2020. These losses were partially offset by the settlement of the Amended Pinedale Term Credit Facility with Prudential (as discussed above and in Note 11 ("Debt")), which resulted in a gain on extinguishment of debt of $11.0 million for year ended December 31, 2020.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
The consideration was allocated to the Portland Terminal Facility ($60.6 million) and Joliet ($0.4 million) based on fair value information utilized in negotiating the transaction. As of December 21, 2018, the Portland Terminal Facility had a carrying value of $45.7 million. The sale of the Portland Terminal Facility resulted in a gain on sale of leased asset of approximately $11.7 million, net of deferred rent receivable of approximately $3.2 million. Prior to the sale of the Joliet interest, the equity interest was valued at its transacted value of $1.2 million from the required reinvestment during the Arc Logistics merger with Zenith in December 2017. The sale of the Joliet interest resulted in a realized loss on other equity securities of approximately $715 thousand. Both the gain on sale of leased asset, net and the realized loss on other equity securities are included as items in other income (expense) in the Consolidated Statements of Operations for the year ended December 31, 2018. Refer to Note 10 ("Fair Value") for additional information on the sale of the interest in Joliet.
Future Minimum Lease Receipts & Significant Leases
As of December 31, 2020, the Grand Isle Lease Agreement was the Company's only remaining triple-net lease, and the future contracted minimum rental receipts for this lease included $49.6 million for 2021, $48.6 million for 2022, $45.5 million for 2023, $43.7 million for 2024, $42.2 million for 2025, and $20.8 million thereafter. As described above, the Grand Isle Lease Agreement was terminated on February 4, 2021. The Company will not collect the contracted future minimum rental receipts outlined above.
The table below displays the Company's individually significant leases as a percentage of total leased properties and total lease revenues for the periods presented:

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2020	2019	2020(2)	2019	2018
Pinedale LGS (3)	—%	44.4%	52.0%	39.2%	35.2%
Grand Isle Gathering System (4)	98.0%	55.3%	47.6%	60.6%	55.9%
Portland Terminal Facility (5)	—%	—%	—%	—%	8.8%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) Total lease revenue is exclusive of the deferred rent receivable write-off for the year ended December 31, 2020 discussed above.
(3) Pinedale LGS lease revenues include variable rent of $28 thousand, $4.6 million and $4.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Pinedale LGS was sold to Ultra Wyoming and the Pinedale Lease Agreement was terminated on June 30, 2020, as discussed above.

(4) As of December 31, 2020, the Grand Isle Gathering System's percentage of leased properties increased as a result of the sale of the Pinedale LGS on June 30, 2020. For the year ended December 31, 2020, the Grand Isle Gathering System's percentage of lease revenues is exclusive of the deferred rent receivable write-off discussed further above.
(5) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Operations associated with the Company's leases and leased properties:

	For the Years Ended December 31,
	2020	2019	2018
Depreciation Expense
GIGS	$6,013,322	$9,763,163	$10,836,590
Pinedale (1)	3,695,599	8,869,440	8,869,440
Portland Terminal Facility (2)	—	—	1,243,769
United Property Systems	39,737	39,117	36,662
Total Depreciation Expense	$9,748,658	$18,671,720	$20,986,461
Amortization Expense - Deferred Lease Costs
GIGS	$30,564	$30,564	$30,564
Pinedale (1)	30,684	61,368	61,368
Total Amortization Expense - Deferred Lease Costs	$61,248	$91,932	$91,932
ARO Accretion Expense
GIGS	$461,713	$443,969	$499,562
Total ARO Accretion Expense	$461,713	$443,969	$499,562
(1) On June 30, 2020, the Pinedale LGS was sold to Ultra Wyoming, terminating the Pinedale Lease Agreement.
(2) On December 21, 2018, the Portland Terminal Facility was sold to Zenith Terminals, terminating the Portland Lease Agreement.
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	December 31, 2020	December 31, 2019
Net Deferred Lease Costs
GIGS	$168,191	$198,755
Pinedale	—	488,981
Total Deferred Lease Costs, net	$168,191	$687,736
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
4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of natural gas supply, transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement. Refer to Note 2 ("Significant Accounting Policies") for additional details on the Company's revenue recognition policies under ASC 606.
Based on a downward revision of the rate during the Company's contract with Spire, ASC 606 requires the Company to record the contractual transaction price, and therefore aggregate revenue, from the contract ratably over the term of the contract. Accordingly, on January 1, 2018, the Company recorded a cumulative adjustment to recognize a contract liability of approximately $3.3 million, and a corresponding reduction to beginning equity (net of deferred tax impact). The adjustment reflects the difference in amounts previously recognized as invoiced, versus cumulative revenues earned under the contract on a straight-line basis in accordance with ASC 606, as of the date of adoption. The contract liability continued to accumulate additional unrecognized performance obligations at a rate of approximately $992 thousand per quarter until the contractual rate decrease took effect in November 2018. Following the rate decline, recognized performance obligations exceeded amounts invoiced and the contract liability began to decline at a rate of approximately $138 thousand per quarter through mid-December 2020.
During the fourth quarter of 2020, MoGas entered into a new long-term firm transportation services agreement with Spire, its largest customer. Upon completion of the STL interconnect project in mid-December 2020, as described in Note 7 ("Property And Equipment"), the agreement increased Spire’s firm capacity from 62,800 dekatherms per day to 145,600 dekatherms per day through October 2030 and replaced the previous firm transportation agreement. In accordance with ASC 606, the Company accounted for the contract modification in the fourth quarter of 2020 as a termination of the existing transportation contract and a creation of a new transportation contract with Spire, which is accounted for prospectively. Following the contract modification,

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
the recognized performance obligation will continue to exceed amounts invoiced, and the contract liability will decline at a rate of $146 thousand per quarter through the end of the contract in October 2030. As of December 31, 2020, the revenue allocated to the remaining performance obligation under this contract is approximately $68.7 million.
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of December 31, 2020 and 2019:

	Contract Liability(1)
	December 31, 2020	December 31, 2019
Beginning Balance January 1	$6,850,790	$6,522,354
Unrecognized Performance Obligations	347,811	887,916
Recognized Performance Obligations	(1,093,622)	(559,480)
Ending Balance December 31	$6,104,979	$6,850,790
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $363 thousand and $206 thousand as of December 31, 2020 and 2019, respectively. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of December 31, 2020, the remaining unamortized deferred contract costs balance was $950 thousand. The contract asset and deferred contract costs balances are included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Natural gas transportation contracts	64.3%	67.8%	64.3%
Natural gas distribution contracts	23.9%	25.5%	26.8%

5. FINANCING NOTES RECEIVABLE
Four Wood Financing Note Receivable
On December 12, 2018, Four Wood Corridor granted SWD Enterprises approval to sell real and personal property that provide saltwater disposal services for the oil and natural gas industry to Compass SWD, LLC ("Compass SWD") in exchange for Compass SWD executing a loan agreement with Four Wood Corridor for $1.3 million (the "Compass REIT Loan") and approximately $237 thousand in cash consideration, net of costs facilitating the close. The Compass REIT Loan was scheduled to mature on June 15, 2019 with interest accruing on the outstanding principal at an annual rate of LIBOR plus 6 percent. As a result of the transaction, SWD Enterprises was released from their loan agreements, and the Company recognized a provision for loan gain of $37 thousand in the Consolidated Statements of Operations for the year ended December 31, 2018.
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
On May 22, 2020, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from June 30, 2021 to November 30, 2024 and (ii) to reduce payments to interest only through December 31, 2020. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 8.5 percent through May 31, 2021. Subsequent to May 31, 2021 interest will accrue at an annual rate of 12.0 percent. Monthly principal payments of approximately $11 thousand will resume on January 1, 2021 and increase annually beginning on June 30, 2021 through the maturity date. As of December 31, 2020 and 2019, the Compass REIT Loan was valued at $1.2 million.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
6. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019, are as follows:

Deferred Tax Assets and Liabilities
	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Deferred contract revenue	$1,474,962	$1,529,473
Net operating loss carryforwards	6,438,628	5,622,052
Accrued liabilities	—	424,604
Capital loss carryforward	92,418	104,595
Other	420	6,184
Sub-total	$8,006,428	$7,686,908
Valuation allowance	(92,418)	(104,595)
Sub-total	$7,914,010	$7,582,313
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(3,578,283)	$(2,953,319)
Other	(53,151)	(35,433)
Sub-total	$(3,631,434)	$(2,988,752)
Total net deferred tax asset	$4,282,576	$4,593,561
As of December 31, 2020, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years subsequent to the year ended December 31, 2017, remain open to examination by federal and state tax authorities.
As of December 31, 2020 and 2019, the TRSs had a cumulative net operating loss ("NOL") of $26.7 million and $23.5 million, respectively. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs originating in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Certain of the Company’s TRSs have NOLs totaling approximately $1.2 million that are eligible for carryback under the CARES Act. The benefit of these carrybacks has been recorded as an increase to income taxes receivable and a reduction to deferred tax assets. Certain NOLs which were initially measured at the current corporate income tax rate of 21 percent are being carried back to offset taxable income that was taxed at a pre-Tax Cuts and Jobs Act of 2017 rate of 34 percent. The benefit received from the rate differential is reflected in the income tax provision for the year ended December 31, 2020.
Net operating losses of $23.3 million generated during the years ended December 31, 2020, 2019 and 2018 may be carried forward indefinitely, subject to limitation. Net operating losses generated for years prior to December 31, 2018 may be carried forward for 20 years. If not utilized, the net operating loss will expire as follows: $328 thousand, $176 thousand, $993 thousand and $2.0 million in the years ending December 31, 2034, 2035, 2036 and 2037, respectively.
For the year ended December 31, 2019, the Company generated a capital loss carryforward resulting from the liquidation of Lightfoot. The capital loss decreased upon receipt of the final 2019 K-1's in the first quarter of 2020. The amount of the carryforward for tax purposes was approximately $440 thousand and $500 thousand as of December 31, 2020 and 2019, respectively, and if not utilized, this carryforward will expire as of December 31, 2024. Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand and $105 thousand was recorded equal to the amount of the tax benefit of this carryforward at December 31, 2020 and 2019, respectively. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the years ended December 31, 2020, 2019 and 2018, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2020	2019	2018
Application of statutory income tax rate	$(64,292,012)	$904,111	$8,671,562
State income taxes, net of federal tax benefit	35,371	409,839	(583,186)
Income of Real Estate Investment Trust not subject to tax	64,331,160	(941,900)	(10,339,520)
Other	(159,377)	(137,432)	(167,582)
Total income tax expense (benefit)	$(84,858)	$234,618	$(2,418,726)
Total income taxes are computed by applying the federal statutory rate of 21 percent plus a blended state income tax rate. Corridor Public and Corridor Private had a blended state rate of approximately 5.53 percent for the year ended December 31, 2018. In the first quarter of 2019, the state rate for Corridor Public and Corridor Private was adjusted to zero for current and future state liabilities. The decrease in the state rate was the result of the 2018 sale or disposition of assets within the investments held by Corridor Private. CorEnergy BBWS had a blended state income tax rate of approximately 3 percent for the year ended December 31, 2020 and approximately 5 percent for the year ended December 31, 2019 due to its operations in Missouri. CorEnergy BBWS did not record a provision for state income taxes for the year ended December 31, 2018 because it only operated in Wyoming, which does not have state income tax. Because Corridor MoGas primarily only operates in the state of Missouri, a blended state income tax rate of 3 percent was used for the operation of the TRS for the year ended December 31, 2020 and 5 percent was used for the years ended December 31, 2019 and 2018. For CorEnergy BBWS and Corridor MoGas, the blended state rate includes the enacted decrease in the Missouri state income tax rate effective in 2020. As a result of the decreased rate, additional deferred state income taxes of $315 thousand resulting from the application of the newly enacted rate to existing deferred balances was recorded in the first quarter of 2019.
For the years ended December 31, 2020, 2019 and 2018, all of the income tax expense (benefit) presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2020	2019	2018
Current tax expense (benefit)
Federal	$(420,074)	$(159,381)	$(413,248)
State (net of federal tax benefit)	24,231	39,357	(172,138)
Total current tax benefit	$(395,843)	$(120,024)	$(585,386)
Deferred tax expense (benefit)
Federal	$299,845	$(15,840)	$(1,422,292)
State (net of federal tax benefit)	11,140	370,482	(411,048)
Total deferred tax expense (benefit)	$310,985	$354,642	$(1,833,340)
Total income tax expense (benefit), net	$(84,858)	$234,618	$(2,418,726)

The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	December 31, 2020	December 31, 2019
Aggregate cost for federal income tax purposes	$301,314	$345,241
Gross unrealized appreciation	—	—
Gross unrealized depreciation	—	—
Net unrealized appreciation	$—	$—

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The Company provides the following tax information to its common stockholders pertaining to the character of distributions paid during tax years 2020, 2019 and 2018. For a common stockholder that received all distributions in cash during 2020, 100.0 percent will be treated as return of capital. The per share characterization by quarter is reflected in the following tables:

2020 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/14/2020	2/13/2020	2/28/2020	$0.7500	$—	$—	$—	$0.7500	$—
5/15/2020	5/14/2020	5/29/2020	0.0500	—	—	—	0.0500	—
8/17/2020	8/14/2020	8/31/2020	0.0500	—	—	—	0.0500	—
11/16/2020	11/13/2020	11/30/2020	0.0500	—	—	—	0.0500	—
Total 2020 Distributions			$0.9000	$—	$—	$—	$0.9000	$—

2019 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/14/2019	2/13/2019	2/28/2019	$0.7500	$0.5803	$—	$0.0156	$0.1541	$0.5803
5/17/2019	5/16/2019	5/31/2019	0.7500	0.4578	—	0.0150	0.2772	0.4578
8/16/2019	8/15/2019	8/30/2019	0.7500	0.4578	—	0.0150	0.2772	0.4578
11/15/2019	11/14/2019	11/29/2019	0.7500	0.4578	—	0.0150	0.2772	0.4578
Total 2019 Distributions			$3.0000	$1.9537	$—	$0.0606	$0.9857	$1.9537

2018 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Unrecaptured Section 1250 Gain	Section 199A Dividends
2/14/2018	2/13/2018	2/28/2018	$0.7500	$0.5346	$—	$0.2154	$0.1007	$0.5346
5/17/2018	5/16/2018	5/31/2018	0.7500	0.5346	—	0.2154	0.1007	0.5346
8/17/2018	8/16/2018	8/31/2018	0.7500	0.5346	—	0.2154	0.1007	0.5346
11/15/2018	11/14/2018	11/30/2018	0.7500	0.5346	—	0.2154	0.1007	0.5346
Total 2018 Distributions			$3.0000	$2.1384	$—	$0.8616	$0.4028	$2.1384

The Company provides the following tax information to its preferred stockholders pertaining to the character of distributions paid during the 2020, 2019 and 2018 tax years. For a preferred stockholder that received all distributions in cash during 2020, 100.0 percent will be treated as return of capital. The per share characterization by quarter is reflected in the following tables:

2020 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/14/2020	2/13/2020	2/28/2020	$0.4609	$—	$—	$—	$0.4609	$—
5/15/2020	5/14/2020	5/29/2020	0.4609	—	—	—	0.4609	—
8/17/2020	8/14/2020	8/31/2020	0.4609	—	—	—	0.4609	—
11/16/2020	11/13/2020	11/30/2020	0.4609	—	—	—	0.4609	—
Total 2020 Distributions			$1.8436	$—	$—	$—	$1.8436	$—

2019 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/14/2019	2/13/2019	2/28/2019	$0.4609	$0.4483	$—	$0.0126	$—	$0.4483
5/17/2019	5/16/2019	5/31/2019	0.4609	0.4463	—	0.0146	—	0.4463
8/16/2019	8/15/2019	8/30/2019	0.4609	0.4463	—	0.0146	—	0.4463
11/15/2019	11/14/2019	11/29/2019	0.4609	0.4463	—	0.0146	—	0.4463
Total 2019 Distributions			$1.8436	$1.7872	$—	$0.0564	$—	$1.7872

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

2018 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Unrecaptured Section 1250 Gain	Section 199A Dividends
2/14/2018	2/13/2018	2/28/2018	$0.4609	$0.3285	$—	$0.1324	$0.0619	$0.3285
5/17/2018	5/16/2018	5/31/2018	0.4609	0.3285	—	0.1324	0.0619	0.3285
8/17/2018	8/16/2018	8/31/2018	0.4609	0.3285	—	0.1324	0.0619	0.3285
11/15/2018	11/14/2018	11/30/2018	0.4609	0.3285	—	0.1324	0.0619	0.3285
Total 2018 Distributions			$1.8436	$1.3140	$—	$0.5296	$0.2476	$1.3140
The Company elected, effective for the 2013 tax year, to be treated as a REIT for federal income tax purposes. The Company's REIT election, assuming continued compliance with the applicable tests, will continue in effect for subsequent tax years. The Company satisfied the annual income test and the quarterly asset tests necessary for us to qualify to be taxed as a REIT for 2020, 2019 and 2018.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	December 31, 2020	December 31, 2019
Land	$686,330	$605,070
Natural gas pipeline	126,910,465	124,614,696
Vehicles and trailers	719,897	671,962
Office equipment and computers	268,559	268,559
Construction work in progress	220,157	—
Gross property and equipment	$128,805,408	$126,160,287
Less: accumulated depreciation	(22,580,810)	(19,304,610)
Net property and equipment	$106,224,598	$106,855,677
Depreciation expense was $3.4 million for each of the years ended December 31, 2020, 2019 and 2018, respectively. In mid-December 2020, the Company completed the STL Interconnect project at a cost of $2.4 million, which will allow gas to be delivered by STL Pipeline LLC and received by MoGas.
8. CONCENTRATIONS
The Company has customer concentrations through a major tenant at its one significant leased property as discussed fully in Note 3 ("Leased Properties And Leases"). In addition to the lease concentration, contracted transportation revenues from the Company's subsidiary, MoGas, to its largest customer, Spire (formally Laclede Gas Company), represented approximately 16 percent of consolidated revenues excluding the deferred rent receivable write-off recorded on GIGS for the year ended December 31, 2020. Spire represented approximately 7 percent and 6 percent of consolidated revenues for the years ended December 31, 2019 and 2018, respectively. The Company's contracted transportation revenues with Spire beginning with the year ended December 31, 2018 were impacted by the adoption of ASC 606, which required the Company to record the contract with Spire on a straight-line basis and record a transition adjustment on January 1, 2018. Refer to Note 4 ("Transportation And Distribution Revenue") for additional details. Further, MoGas' customer, Ameren Energy, and Omega's customer, the DOD, represented 11 percent and 15 percent, respectively, of consolidated revenues excluding the deferred rent receivable write-off recorded on GIGS for the year ended December 31, 2020.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
During the years ended December 31, 2020 and 2019, the Company and the Manager agreed to the following modifications to the fee arrangements described above:
•During the year ended December 31, 2019, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive $470 thousand of the total $658 thousand incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.
•During the year ended December 31, 2020, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive all of the $171 thousand incentive fee earned during first quarter 2020. During the second, third and fourth quarters of 2020, the Company did not earn the incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock.
•In reviewing the application of the quarterly management fee provisions of the Management Agreement to the net proceeds received from the offering of 5.875% Convertible Notes, which closed on August 12, 2019, the Manager waived any incremental management fee due as of the end of (i) the third and fourth quarters of 2019 and (ii) first, second and third quarters of 2020 based on such proceeds (other than the cash portion of such proceeds that was utilized in connection with the exchange of the Company’s 7.00% Convertible Notes).
•In reviewing the application of the quarterly management fee provisions of the Management Agreement to the sale of the Pinedale LGS, termination of the Pinedale Lease Agreement and settlement of the Amended Pinedale Term Credit Facility, which occurred on June 30, 2020 (collectively, the "Pinedale Transaction"), the Manager and the Company agreed that the incremental management fee attributable to the assets involved in the Pinedale Transaction should be paid for the second quarter of 2020 as such assets were under management for all but the last day of the period.
Fees incurred under the Management Agreement for the years ended December 31, 2020, 2019 and 2018 were $5.1 million, $6.8 million and $7.6 million, respectively, and are reported in the General and Administrative line item on the Consolidated Statements of Operations.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, an administrative fee equal to an annual rate of 0.04 percent of the value of the Company's Managed Assets, with a minimum annual fee of $30 thousand. Fees incurred under the Administrative Agreement for the years ended December 31, 2020, 2019 and 2018 were $203 thousand, $264 thousand and $280 thousand, respectively, and are reported in the General and Administrative line item on the Consolidated Statements of Operations.
On February 4, 2021, the Company announced an agreement to internalize the manager, Corridor, (the "Internalization") and an amendment to the Management Agreement, which adjusts Corridor's compensation for the quarterly management fee and incentive fee. Refer to Note 16 ("Subsequent Events") for additional details of the Internalization.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
10. FAIR VALUE
Valuation Techniques and Unobservable Inputs
The Company's other equity securities, which have been sold or fully liquidated in prior years, represented securities issued by private companies and were classified as Level 3 assets. The Company elected to report the other equity securities at fair value under the fair value option. Significant judgment was required in selecting the assumptions used to determine the fair values of these investments.
Lightfoot
The Company's Lightfoot investment consisted of a 6.6 percent and 1.5 percent equity interest in Lightfoot LP and Lightfoot GP, respectively. During the fourth quarter of 2017, a significant portion of the Lightfoot investment was acquired in connection with Zenith's acquisition of Arc Logistics. Subsequent to the acquisition, Lightfoot's only material asset consisted of its remaining investment in Gulf LNG, a receiving, storage and regasification terminal in Pascagoula, Mississippi.
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
During the third quarter of 2018, the fair value of the Lightfoot investment was reduced to zero due to additional market information. In the fourth quarter of 2018, the Company received a distribution representing a return of capital totaling approximately $667 thousand due to the disposition of the remaining asset interest. The Company recognized a realized loss of $1.1 million for the year ended December 31, 2018. The loss is recorded in net realized and unrealized loss on other equity securities in the Consolidated Statements of Operations. During the fourth quarter of 2019, Lightfoot LP and Lightfoot GP were fully liquidated.
Joliet
On December 21, 2018, the Company sold its 0.6 percent interest in Joliet, along with the Portland Terminal Facility, to Zenith Terminals for approximately $446 thousand. The sale resulted in a realized loss on other equity securities of approximately $715 thousand included in net realized and unrealized loss on other equity securities in the Consolidated Statements of Operations for the year ended December 31, 2018.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Carrying and Fair Value Amounts
	Level within Fair Value Hierarchy	December 31, 2020		December 31, 2019
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$99,596,907	$99,596,907	$120,863,643	$120,863,643
Financing notes receivable (Note 5)	Level 3	1,209,736	1,209,736	1,235,000	1,235,000
Financial Liabilities:
Secured credit facilities	Level 2	$—	$—	$33,785,930	$33,785,930
7.00% Unsecured convertible senior notes	Level 1	—	—	2,084,178	2,820,832
5.875% Unsecured convertible senior notes	Level 2	115,008,130	84,409,292	116,239,318	122,508,000
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.

11. DEBT
The following is a summary of debt facilities and balances as of December 31, 2020 and 2019:

	Total Commitment or Original Principal	Quarterly Principal Payments		December 31, 2020		December 31, 2019
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
CorEnergy Secured Credit Facility(1):
CorEnergy Revolver	$160,000,000	$—	7/28/2022	$—	2.89%	$—	4.51%
MoGas Revolver	1,000,000	—	7/28/2022	—	2.89%	—	4.51%
Omega Line of Credit(2)	1,500,000	—	4/30/2021	—	4.14%	—	5.76%
Pinedale Secured Credit Facility:
Amended Pinedale Term Credit Facility(3)	41,000,000	882,000	12/29/2022	—	—%	33,944,000	6.50%
7.00% Unsecured Convertible Senior Notes	115,000,000	—	6/15/2020	—	—%	2,092,000	7.00%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	120,000,000	5.875%
Total Debt				$118,050,000		$156,036,000
Less:
Unamortized deferred financing costs (4)				$385,131		$635,351
Unamortized discount on 7.00% Convertible Senior Notes				—		6,681
Unamortized discount on 5.875% Convertible Senior Notes				2,656,739		3,284,542
Long-term debt, net of deferred financing costs				$115,008,130		$152,109,426
Debt due within one year				$—		$5,612,178
(1) The CorEnergy Secured Credit Facility was terminated on February 4, 2021 in connection with the Crimson Transaction described in Note 16 ("Subsequent Events"). Refer to "CorEnergy Credit Facilities" section below.
(2) The Omega Line of Credit was terminated on February 4, 2021 in connection with the Crimson Transaction described in Note 16 ("Subsequent Events"). Refer to "Mowood/Omega Revolver" section below.
(3) The Amended Pinedale Term Credit Facility was settled during the second quarter of 2020 in connection with the sale of the Pinedale LGS asset. Refer to the "Amended Pinedale Term Credit Facility" section below.
(4) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.
CorEnergy Credit Facilities
Prior to 2017, the Company had a credit facility with Regions Bank (as lender and administrative agent for the other participating lenders) providing borrowing capacity of $153.0 million, consisting of (i) the CorEnergy Revolver of $105.0 million, (ii) the CorEnergy Term Loan of $45.0 million and (iii) the MoGas Revolver of $3.0 million.
On July 28, 2017, the Company entered into an amendment and restatement of the CorEnergy Credit Facility with Regions Bank, as lender and administrative agent for other participating lenders (collectively, with the Agent, the "Lenders"). The amended facility provided for borrowing commitments of up to $161.0 million, consisting of (i) $160.0 million on the CorEnergy Revolver, subject to borrowing base limitations, and (ii) $1.0 million on the MoGas Revolver, as detailed below.
The amended facility had a 5-year term maturing on July 28, 2022. Borrowings under the credit facility generally bore interest on the outstanding principal amount using a LIBOR pricing grid that is expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability was subject to a borrowing base. The CorEnergy Credit Facility contained, among other restrictions, certain financial covenants including the

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods).
The CorEnergy Credit Facility was secured by substantially all of the assets owned by the Company and its subsidiaries other than (i) the assets held by Mowood, LLC, Omega, Pinedale LP and Pinedale GP (the "Unrestricted Subs") and (ii) the equity investments in the Unrestricted Subs.
Effective May 14, 2020, the Company entered into a Limited Consent with the Lenders under the CorEnergy Revolver that was part of the CorEnergy Credit Facility, pursuant to which the Lenders agreed to extend the required date for delivery of the Company's financial statements for the fiscal quarter ended March 31, 2020 to coordinate with the Company's previously announced extension of the filing date for its first quarter Form 10-Q pursuant to applicable SEC relief (which filing and delivery occurred within the permitted extension period). The Limited Consent also documented notice previously provided by the Company to the Agent that certain events of default occurred under the Company's lease for its GIGS asset, as a result of the tenant under the Grand Isle Lease Agreement having failed to pay the rent due for April and May 2020. The Limited Consent was subject to the Company's continued compliance with all of the other terms of the CorEnergy Revolver, and included the Company's agreement with the Lenders that the borrowing base value of the GIGS asset for purposes of the CorEnergy Revolver shall be zero, effective as of the Company’s March 31, 2020 balance sheet date. The Company also provided written notification to the Lenders of the EGC Tenant's nonpayment of rent in June, July, August, September, October and November 2020.
As of December 31, 2020, the Company violated the total leverage ratio under the CorEnergy Revolver due to declining trailing-twelve month EBITDA primarily as a result of the nonpayment of rent from the EGC Tenant during 2020. The Company was in compliance with all other covenants of the CorEnergy Credit Facility. As of December 31, 2020, the violation of the total leverage ratio was expected to reduce the remaining borrowing base under the CorEnergy Revolver to zero upon filing of the fourth quarter of 2020 compliance certificate. The Company continued to have $1.0 million of availability under the MoGas Revolver. Prior to entering into discussions with the Lenders regarding the covenant violation and filing the compliance certificate for the fourth quarter of 2020, the Company terminated the CorEnergy Credit Facility in connection with the Crimson Transaction on February 4, 2021 as described in Note 16 ("Subsequent Events"). The Company's subsidiary, Corridor MoGas, became a co-borrower under the Crimson Amended and Restated Credit Facility described further below. As of December 31, 2020 and through the termination date of the facility, the Company had no borrowings outstanding on the CorEnergy Revolver and MoGas Revolver. The termination of the CorEnergy Credit Facility resulted in the payment of unused fees and certain legal expenses.
The Company previously disclosed debt covenant considerations in its Quarterly Reports on Form 10-Q that raised substantial doubt about the Company's ability to continue as a going concern. However, the Company determined that the debt covenant considerations were mitigated by management's plans. Further, the Crimson Transaction, along with the termination of the CorEnergy Credit Facility, on February 4, 2021, have resolved the considerations identified in the Company's Quarterly Reports on Form 10-Q as the Company has leveraged its liquidity to invest in revenue-generating assets. As a result, the accompanying consolidated financial statements and related notes for the year ended December 31, 2020 have been prepared assuming that the Company will continue as a going concern.
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
The MoGas Revolver was secured by the assets held at MoGas and had a maturity date of July 28, 2022. Interest accrued under the MoGas Revolver at the same rate and pursuant to the same terms as it accrues under the CorEnergy Revolver. As of December 31, 2020, the co-borrowers were in compliance with all covenants, and there were no borrowings against the MoGas Revolver. As discussed under "CorEnergy Credit Facilities" above, the MoGas Revolver component of the CorEnergy Credit Facility was terminated on February 4, 2021.
Mowood/Omega Revolver
On July 31, 2015, a $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank with a maturity date of July 31, 2016. Following annual extensions, the current maturity of the facility had been amended and extended to April 30, 2021. The Mowood/Omega Revolver was used by Omega for working capital and general business purposes and was guaranteed and secured by the assets of Omega. Interest accrued at LIBOR plus 4 percent and was payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2020. On February 4, 2021, the Mowood/Omega Revolver was terminated in connection with the Crimson Transaction described in Note 16 ("Subsequent Events").

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
Effective May 8, 2020, Pinedale LP entered into a Standstill Agreement with Prudential. The Standstill Agreement anticipated Pinedale LP's notification to Prudential of two Events of Default under the Amended Pinedale Term Credit Facility (the "Specified Events of Default") as a result of the occurrence of either (i) any bankruptcy filing by UPL or Ultra Wyoming and (ii) any resulting impact on Pinedale LP's net worth covenant under the Amended Pinedale Term Credit Facility due to any accounting impairment of the assets of Pinedale LP triggered by any such bankruptcy filing of Ultra Wyoming. Under the Standstill Agreement, Prudential agreed to forbear through September 1, 2020, or the earlier occurrence of a separate Event of Default under the Amended Pinedale Term Credit Facility (the "Standstill Period") from exercising any rights they may have had to accelerate and declare the outstanding balance under the credit facility immediately due and payable as a result of the occurrence of either of the Specified Events of Default, provided that there were no other Events of Default and Pinedale LP continued to meet its obligations under all of the other terms of the Amended Pinedale Term Credit Facility. The Standstill Agreement also required that Pinedale LP not make any distributions to the Company during the Standstill Period and that interest was to accrue and be payable from the effective date of such agreement at the Default Rate of interest provided for in the Amended Pinedale Term Credit Facility, which increased the effective interest rate to 8.50 percent.
As previously discussed in Note 3 ("Leased Properties And Leases"), Pinedale LP and the Company entered into the Release Agreement with Prudential related to the Amended Pinedale Term Credit Facility, which had an outstanding balance of approximately $32.0 million, net of $132 thousand of deferred debt issuance costs. Pursuant to the Release Agreement, the $18.0 million sale proceeds were provided by Ultra Wyoming directly to Prudential at closing of the Pinedale LGS sale transaction on June 30, 2020. The Company also provided all cash available at Pinedale LP of approximately $3.3 million (including $198 thousand for accrued interest) to Prudential in exchange for (i) the release of all liens on the Pinedale LGS and the other assets of Pinedale LP, (ii) the termination of the Company's pledge of equity interests of the general partner of Pinedale LP, (iii) the termination and satisfaction in full of the obligations of Pinedale LP under the Amended Pinedale Term Credit Facility and (iv) a general release of any other obligations of Pinedale LP and/or the Company and their respective directors, officers, employees or agents pertaining to the Amended Pinedale Term Credit Facility. The Release Agreement resulted in a gain on extinguishment of debt of approximately $11.0 million recorded in the Consolidated Statements of Operations for the year ended December 31, 2020.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the years ended December 31, 2020, 2019 and 2018 is as follows:

Deferred Financing Cost Amortization Expense (1)(2)
	For the Years Ended December 31,
	2020	2019	2018
CorEnergy Credit Facility	$574,541	$574,542	$574,541
Amended Pinedale Term Credit Facility	26,410	52,821	52,728
Total Deferred Debt Cost Amortization	$600,951	$627,363	$627,269
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt costs amortization relating to the Convertible Notes included in the Consolidated Statements of Operations, refer to the Convertible Note Interest Expense table below.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Credit Facilities
Prior to the July 28, 2017 credit facility amendment and restatement, previously existing deferred financing costs related to the CorEnergy Credit Facility were approximately $1.8 million, of which approximately $1.6 million continue to be deferred and amortized under the amended and restated facility. Additionally, the Company incurred approximately $1.3 million in new debt issuance costs which have been deferred and are being amortized over the term of the new facility. The total deferred financing costs of $2.9 million are being amortized on a straight-line basis over the 5-year term of the amended and restated CorEnergy Credit Facility. In connection with the termination of the CorEnergy Credit Facility described above, the Company will write-off the remaining deferred debt costs of approximately $857 thousand as a loss on extinguishment of debt in the Consolidated Statement of Operations in the first quarter of 2021.
Convertible Debt
7.00% Convertible Notes
On June 29, 2015, the Company completed a public offering of $115.0 million aggregate principal amount of 7.00% Convertible Senior Notes Due 2020 (the "7.00% Convertible Notes"). The Convertible Notes matured on June 15, 2020 and bore interest at a rate of 7.0 percent per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The 7.00% Convertible Notes were convertible into shares of the Company's common stock at a rate of 30.3030 shares of common stock per $1,000 principal amount of the 7.00% Convertible Notes, equivalent to an initial conversion price of $33.00 per share of common stock. Such conversion rate was subject to adjustment in certain events as specified in the Indenture.
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
On August 15, 2019, the Company used a portion of the net proceeds from the offering of the 5.875% Convertible Notes discussed further below, together with shares of its common stock, to exchange $63.9 million face amount of its 7.00% Convertible Notes pursuant to privately negotiated agreements with three holders. The total cash and stock consideration for the exchange was valued at approximately $93.2 million. This included an aggregate of 703,432 shares of common stock plus cash consideration of approximately $60.2 million, including $733 thousand of interest expense. The Company recorded a loss on extinguishment of debt of approximately $28.9 million in the Consolidated Statements of Operations for the third quarter of 2019. The loss on extinguishment of debt included the write-off of a portion of the underwriter's discount and deferred debt costs of $360 thousand and $24 thousand, respectively. Collectively, for the two exchange transactions described above, the Company recorded a loss on extinguishment of debt of $34.0 million in the Consolidated Statements of Operations for the year ended December 31, 2019.
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
On April 29, 2020, the Company repurchased approximately $2.0 million face amount of its 5.875% Convertible Notes for approximately $1.3 million, including $24 thousand of accrued interest. The repurchase resulted in a gain on extinguishment of debt of $576 thousand recorded in the Consolidated Statements of Operations for the year ended December 31, 2020. Subsequent to the transaction and as of December 31, 2020, the Company has $118.1 million aggregate principal amount of 5.875% Convertible Notes outstanding.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The following is a summary of the impact of Convertible Notes on interest expense for the years ended December 31, 2020, 2019 and 2018:

Convertible Note Interest Expense
	For the Years Ended December 31,
	2020	2019	2018
7.00% Convertible Notes:
Interest Expense	$55,331	$3,354,178	$7,979,118
Discount Amortization	6,682	320,821	738,912
Deferred Debt Issuance Cost Amortization	1,140	21,004	48,276
Total 7.00% Convertible Notes	$63,153	$3,696,003	$8,766,306

5.875% Convertible Notes:
Interest Expense	$6,972,988	$2,722,083	$—
Discount Amortization	577,539	225,458	—
Deferred Debt Issuance Amortization	83,723	31,493	—
Total 5.875% Convertible Notes	$7,634,250	$2,979,034	$—
Total Convertible Note Interest	$7,697,403	$6,675,037	$8,766,306
Including the impact of the convertible debt discount and related deferred debt issuance costs, (i) the effective interest rate on the 7.00% Convertible Notes was approximately 7.7 percent for each of the years ended December 31, 2019, and 2018 and (ii) the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for the year ended December 31, 2020 and 2019.
Crimson Credit Facility
On February 4, 2021, in connection with the Crimson Transaction described in detail in Note 16 ("Subsequent Events"), Crimson Midstream Operating, LLC ("Crimson Midstream Operating") and Corridor MoGas, (collectively, the “Borrowers”), together with Crimson, MoGas Debt Holdco LLC, MoGas, CorEnergy Pipeline Company, LLC, United Property Systems, Crimson Pipeline, LLC and Cardinal Pipeline, L.P. (collectively, the “Guarantors”) entered into the Crimson Credit Facility with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank. The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility ("Crimson Revolver"), an $80.0 million term loan ("Crimson Term Loan") and an uncommitted incremental facility of $25.0 million. Upon closing of the Crimson Transaction, the Borrowers drew the $80.0 million Crimson Term Loan and $25.0 million on the Crimson Revolver.
The loans under Crimson Credit Facility mature on February 4, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021. Subject to certain conditions all loans made under the Credit Agreement shall, at the option of the Borrowers, bear interest at either (a) LIBOR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility); however, the initial interest rate is set at the top level of the pricing grid until the first compliance reporting event for the period ending June 30, 2021.
Outstanding balances under the facility are secured by all assets of the Borrowers and Guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customary excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. Under the terms of the Crimson Credit Facility, the Borrowers and their restricted subsidiaries (the "Consolidated Parties") will be subject to certain financial covenants commencing with the fiscal quarter ending June 30, 2021 as follows (i): the total leverage ratio shall not be greater than: (a) 3.00 to 1.00 commencing with the fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending December 31, 2021; (b) 2.75 to 1.00 commencing with the fiscal quarter ending March 31, 2022 through and including the fiscal quarter ending December 31, 2022; and (c) 2.50 to 1.00 commencing with the fiscal quarter ending March 31, 2023 and for each fiscal quarter thereafter and (ii) the debt service coverage ratio, shall not be less than 2.00 to 1.00.
Cash distributions to the Company from the Borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. The Borrowers and their restricted subsidiaries are also subject to certain additional affirmative and negative covenants customary for credit transactions of this type. The Crimson Credit Facility contains default and cross-default provisions (with applicable customary grace or cure periods) customary for transactions of this type. Upon the occurrence of an event of default, payment of all amounts outstanding under the Crimson Credit Facility may become immediately due and payable at the election of the Required Lenders (as defined in the Crimson Credit Facility).

12. ASSET RETIREMENT OBLIGATION
A component of the consideration exchanged to purchase the GIGS assets in June 2015 was the assumption of the seller's ARO associated with such assets. The ARO represents the estimated costs of decommissioning the GIGS pipelines and onshore oil receiving and separation facilities in Grand Isle, Louisiana at retirement. The Company recognized the ARO at its estimated fair value on the date of acquisition with a corresponding ARO asset capitalized as part of the carrying amount of the related long-lived assets to be depreciated over the assets' remaining useful lives.
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
In 2020, the Company revised its estimates to reflect a decrease in timing of the cash flows due to a change in the useful life of the ARO segments identified during the GIGS asset impairment discussed in Note 3 ("Leased Properties And Leases"). In 2019, the Company revised its estimates to reflect a decrease in (i) average marketplace rates for labor and other costs, (ii) for the expected timing of work and for (iii) recent decommissioning estimates. During the fourth quarter of 2018, the Company decommissioned a segment of the GIGS pipeline system. The Company incurred decommissioning costs of approximately $939 thousand compared to the estimated segment ARO liability of $628 thousand resulting in a loss on settlement of ARO of $311 thousand. The loss on settlement of ARO is recorded in general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2018. For the years ended December 31, 2020 and 2019, the changes in estimate did not result in any charges to income.
The following table is a reconciliation of the asset retirement obligation as of December 31, 2020 and 2019:

Asset Retirement Obligation
	For the Years Ended December 31,
	2020	2019
Beginning asset retirement obligation	$8,044,200	$7,956,343
Liabilities assumed	—	—
ARO accretion expense	461,713	443,969
Liabilities settled	—	—
Revision in cash flow estimates	256,666	(356,112)
Ending asset retirement obligation	$8,762,579	$8,044,200

On February 4, 2021, the Company disposed of the ARO upon providing the GIGS asset as partial consideration for the Crimson Transaction. Refer to Note 3 ("Leased Properties And Leases") and Note 16 ("Subsequent Events") for further details.
13. STOCKHOLDERS' EQUITY
PREFERRED STOCK
The Company's authorized preferred stock consists of 10.0 million shares having a par value of $0.001 per share. On January 27, 2015, the Company sold, in an underwritten public offering, 2,250,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). Pursuant to this offering, the Company issued 22,500 whole shares of Series A Preferred Stock. On April 18, 2017, the Company closed a follow-on underwritten public offering of 2,800,000 depository shares, each representing 1/100th of a share of 7.375% Series A Preferred Stock, at a price of $25.00 per depository share. On May 10, 2017, the Company sold an additional 150,000 depository shares at a public offering price of $25.00 per depository share in connection with the underwriters' exercise of their over-allotment option to purchase additional shares. Following the offering, the Company had a total of 5,200,000 depository shares outstanding, or 52,000 whole shares.
The depositary shares pay an annual dividend of $1.84375 per share, equivalent to 7.375 percent of the $25.00 liquidation preference. The depositary shares may be redeemed on or after January 27, 2020, at the Company's option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption. The

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
The Company's Board of Directors authorized a securities repurchase program for the Company to buy up to the remaining amount of its 7.00% Convertible Notes prior to maturity on June 15, 2020 and up to $5.0 million of its common stock and 7.375% Series A Preferred Stock, which commenced March 21, 2020. Purchases were made through the program until it expired on August 20, 2020. During 2020, the Company repurchased 8,913 depository shares of Series A Preferred Stock for approximately $162 thousand in cash.
As of December 31, 2020, the Company had a total of 5,010,814 depository shares outstanding, or approximately 50,108 whole shares, with an aggregate par value of $50.11. See Note 16 ("Subsequent Events"), for further information regarding the declaration and payment of a dividend on the Series A Preferred Stock.
COMMON STOCK
As of December 31, 2020, the Company had 13,651,521 of common shares issued and outstanding. See Note 16 ("Subsequent Events"), for further information regarding the declaration and payment of a dividend on the common stock.
SHELF REGISTRATION
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan. As of December 31, 2020, the Company has issued 22,003 shares of common stock under its dividend reinvestment plan pursuant to the shelf, resulting in remaining availability (subject to the current limitation discussed below) of approximately 977,997 shares of common stock.
On November 9, 2018, the Company had a new shelf registration statement declared effective by the SEC replacing the Company's previously filed shelf registration statement, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of December 31, 2020, the Company has not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million. As described elsewhere in this Report, EGC and Cox Oil refused to provide the financial statement information concerning EGC required to be filed by the Company pursuant to SEC Regulation S-X. Absent reaching a resolution of this issue with the SEC, the Company does not expect to be able to use this shelf registration statement, or the shelf registration statement filed for its dividend reinvestment plan, to sell its securities. As previously disclosed in the Company's Current Report on Form 8-K filed on April 24, 2019, the Company has suspended its dividend reinvestment plan. The Company has engaged in dialogue with the staff of the SEC in an effort to shorten the period during which it does not use its registration statements.
14. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings (loss) per share data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted earnings (loss) per share for the years ended December 31, 2020 and 2019 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Notes and the 5.875% Convertible Notes, as applicable, because such impact is antidilutive. The remaining 7.00% Convertible Notes matured on June 15, 2020.
Under the if converted method, the 5.875% Convertible Notes would result in an additional 2,361,000 common shares outstanding for the year ended December 31, 2020. For the year ended December 31, 2019, the 7.00% Convertible Senior Notes and 5.875% Convertible Senior Notes would result in an additional 2,463,394 common shares outstanding from the if-converted method. For the year ended December 31, 2018, the dilutive shares include 3,453,273 common shares outstanding from the if-converted method for the 7.00% Convertible Notes.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Earnings (Loss) Per Share
	For the Years Ended December 31,
	2020	2019	2018
Net Income (Loss) attributable to CorEnergy Stockholders	$(306,067,579)	$4,079,495	$43,711,876
Less: preferred dividend requirements(1) (2)	9,189,809	9,255,468	9,548,377
Net Income (Loss) attributable to Common Stockholders	$(315,257,388)	$(5,175,973)	$34,163,499
Weighted average shares - basic	13,650,718	13,041,613	11,935,021
Basic earnings (loss) per share	$(23.09)	$(0.40)	$2.86

Net Income (Loss) attributable to Common Stockholders (from above)	$(315,257,388)	$(5,175,973)	$34,163,499
Add: After tax effect of convertible interest	—	—	8,766,306
Income (Loss) attributable for dilutive securities	$(315,257,388)	$(5,175,973)	$42,929,805
Weighted average shares - diluted	13,650,718	13,041,613	15,389,180
Diluted earnings (loss) per share	$(23.09)	$(0.40)	$2.79
(1) In connection with the repurchases of Series A Preferred Stock during the year ended December 31, 2020 and 2018, preferred dividend requirements were reduced by $52,896 and $10,554, respectively, representing the discount in the repurchase price paid compared to the carrying amount derecognized.

(2) In connection with the repurchases of Series A Preferred Stock during the year ended December 31, 2019, preferred dividend requirements were increased by $245 representing the premium in the repurchase price paid compared to the carrying amount derecognized.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

15. QUARTERLY FINANCIAL DATA (Unaudited)

	For the Fiscal 2020 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$15,746,504	$5,554,368	$20,126	$30,125
Deferred rent receivable write-off	(30,105,820)	—	—	—
Transportation and distribution revenue	5,200,500	4,382,706	4,573,155	5,815,990
Financing revenue	26,307	29,913	32,099	32,098
Total Revenue	(9,132,509)	9,966,987	4,625,380	5,878,213
Expenses
Transportation and distribution expenses	1,375,229	1,222,135	1,438,443	2,023,900
General and administrative	3,076,143	4,325,924	2,793,568	2,036,287
Depreciation, amortization and ARO accretion expense	5,647,067	3,662,926	2,169,806	2,174,630
Loss on impairment of leased property	140,268,379	—	—	—
Loss on impairment and disposal of leased property	—	146,537,547	—	—
Loss on termination of lease	—	458,297	—	—
Total Expenses	150,366,818	156,206,829	6,401,817	6,234,817
Operating Loss	$(159,499,327)	$(146,239,842)	$(1,776,437)	$(356,604)
Other Income (Expense)
Net distributions and other income	$317,820	$102,038	$29,654	$21,937
Interest expense	(2,885,583)	(2,920,424)	(2,247,643)	(2,247,994)
Gain on extinguishment of debt	—	11,549,968	—	—
Total Other Income (Expense)	(2,567,763)	8,731,582	(2,217,989)	(2,226,057)
Loss before income taxes	(162,067,090)	(137,508,260)	(3,994,426)	(2,582,661)
Taxes
Current tax expense (benefit)	(394,643)	(2,431)	(2,431)	3,662
Deferred tax expense (benefit)	369,921	(71,396)	(72,897)	85,357
Income tax expense (benefit), net	(24,722)	(73,827)	(75,328)	89,019
Net loss attributable to CorEnergy Stockholders	$(162,042,368)	$(137,434,433)	$(3,919,098)	$(2,671,680)
Preferred dividend requirements	2,260,793	2,309,672	2,309,672	2,309,672
Net loss attributable to Common Stockholders	$(164,303,161)	$(139,744,105)	$(6,228,770)	$(4,981,352)

Loss Per Common Share:
Basic	$(12.04)	$(10.24)	$(0.46)	$(0.36)
Diluted	$(12.04)	$(10.24)	$(0.46)	$(0.36)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Fiscal 2019 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue
Lease revenue	$16,717,710	$16,635,876	$16,984,903	$16,712,017
Transportation and distribution revenue	4,871,582	4,868,144	4,068,338	4,970,173
Financing revenue	33,540	27,989	28,003	27,295
Total Revenue	21,622,832	21,532,009	21,081,244	21,709,485
Expenses
Transportation and distribution expenses	1,503,143	1,246,755	1,116,194	1,376,152
General and administrative	2,870,407	2,739,855	2,494,240	2,492,346
Depreciation, amortization and ARO accretion expense	5,645,096	5,645,250	5,645,342	5,646,254
Total Expenses	10,018,646	9,631,860	9,255,776	9,514,752
Operating Income	$11,604,186	$11,900,149	$11,825,468	$12,194,733
Other Income (Expense)
Net distributions and other income	$256,615	$285,259	$360,182	$426,797
Interest expense	(2,507,294)	(2,297,783)	(2,777,122)	(2,996,512)
Loss on extinguishment of debt	(5,039,731)	—	(28,920,834)	—
Total Other Expense	(7,290,410)	(2,012,524)	(31,337,774)	(2,569,715)
Income (loss) before income taxes	4,313,776	9,887,625	(19,512,306)	9,625,018
Taxes
Current tax expense (benefit)	353,744	—	(1,270)	(472,498)
Deferred tax expense (benefit)	93,591	62,699	(91,436)	289,788
Income tax expense (benefit), net	447,335	62,699	(92,706)	(182,710)
Net Income (loss) attributable to CorEnergy Stockholders	$3,866,441	$9,824,926	$(19,419,600)	$9,807,728
Preferred dividend requirements	2,314,128	2,313,780	2,313,780	2,313,780
Net Income (loss) attributable to Common Stockholders	$1,552,313	$7,511,146	$(21,733,380)	$7,493,948

Earnings (Loss) Per Common Share:
Basic	$0.12	$0.59	$(1.65)	$0.55
Diluted	$0.12	$0.59	$(1.65)	$0.55

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
16. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend
On February 2, 2021, the Company's Board of Directors declared a 2020 fourth quarter dividend of $0.05 per share for CorEnergy common stock. The dividend was paid on February 26, 2021, to stockholders of record on February 12, 2021.
Preferred Stock Dividend
On February 2, 2021, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend was paid on February 26, 2021, to stockholders of record on February 12, 2021.
Crimson Transaction
On February 4, 2021, the Company acquired a 49.50 percent interest in Crimson, with the right to acquire the remaining 50.50 percent, subject to CPUC approval, in exchange for a combination of cash on hand of approximately $74.6 million (after giving effect to initial working capital adjustments), commitments to issue approximately $118.4 million of new common and preferred equity (also after giving effect to the initial working capital adjustments), contribution of the GIGS asset (valued for the purposes of the transaction at $50.0 million) to the sellers and $105.0 million in new term loan and revolver borrowings, all as detailed further below (the "Crimson Transaction"). Crimson is a CPUC regulated crude oil pipeline owner and operator, and its assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles across northern, central and southern California (including approximately 1,300 active miles), connecting California crude production to in-state refineries. The acquired assets qualify for REIT treatment under established IRS regulations and the Company's PLR. The Company's interest was acquired effective February 1, 2021, and the purchase consideration has an initial fair value of approximately $344.0 million. Due diligence expenses of approximately $1.5 million were incurred for the year ended December 31, 2020, however diligence and transaction related costs continued to accumulate subsequent to December 31, 2020. The initial accounting, including the identification and allocation of consideration to assets acquired and liabilities assumed, is not complete given the proximity of the acquisition to the financial statement filing date.
To effect the Crimson Transaction, on February 4, 2021, the Company entered into and consummated a Membership Interest Purchase Agreement (the "MIPA") with CGI Crimson Holdings, L.L.C. ("Carlyle"), Crimson, and John D. Grier. Pursuant to the terms of the MIPA, the Company acquired all of the Class C Units of Crimson owned by Carlyle, which represents 49.50 percent of all of the issued and outstanding membership interests of Crimson for approximately $66.0 million in cash (net of working capital adjustments) and the transfer to Carlyle of the Company's interest in GIGS (as further described in Note 3 ("Leased Properties And Leases")). Crimson Midstream Operating and Corridor MoGas also entered into to a $105.0 million Amended and Restated Credit Agreement with Wells Fargo (as further described below and in Note 11 ("Debt")).
Simultaneously, Crimson, the Company, Mr. Grier and certain affiliated trusts of Mr. Grier (collectively with Mr. Grier, the "Grier Members") entered into the Third Amended and Restated Limited Liability Company Agreement ("Third LLC Agreement”) of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members' outstanding membership interests in Crimson were exchanged for 1,613,202 Class A-1 Units of Crimson, 2,436,000 Class A-2 Units of Crimson and 2,450,142 Class A- 3 Units of Crimson, which, as described below, may eventually be exchangeable for shares of the Company's common and preferred stock. Additionally, 495,000 Class C-1 Units (representing 49.50 percent of the voting interests under the Third LLC Agreement) were issued to the Company in exchange for the former Class C Units acquired from Carlyle and 505,000 Class C-1 Units (representing 50.50 percent of the voting interests under the Third LLC Agreement) were issued to the Grier Members, in exchange for the Class C Units held by Grier prior to the Crimson Transaction.
Under the Third LLC Agreement, the Company has the right to designate two of the four managers of Crimson, which shall initially be David J. Schulte, the Company's Chief Executive Officer and President, and Todd Banks, a member of the Company's Board of Directors. The Grier Members have the right to designate the other two managers, which shall initially be Mr. Grier and Larry Alexander, President of Crimson. All material business decisions and actions will require supermajority approval of the Crimson managers; provided, however, that Mr. Grier will make decisions regarding the day-to-day operations of the assets regulated by the CPUC. Change of control of the CPUC regulated assets is subject to the approval of the CPUC ("CPUC Approval"), which is expected to occur in the third quarter of 2021.
Upon CPUC Approval, the parties will enter into a Fourth Amended and Restated LLC Agreement of Crimson ("Fourth LLC Agreement"), which will, among other things, (i) give the Company control of Crimson and its assets, in connection with an

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
anticipated further restructuring of the Company's asset ownership structure, and (ii) provide the Grier Members and certain management members the right to exchange their entire interest in Crimson for securities of the Company as follows:
•Class A-1 Units will become exchangeable for up to 1,613,202 shares of a newly created Series C Preferred Stock of the Company ("Series C Preferred"), which may be converted by the holder into up to 1,716,172 of the Company’s depositary shares, each representing 1/100th of a share of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred");
•Class A-2 Units will become exchangeable for up to 2,436,000 shares of a newly created Series B Preferred Stock of the Company ("Series B Preferred"), which will be convertible, following approval of the Company's existing stockholders in compliance with the rules of the NYSE, into up to 8,675,214 additional shares of a new non-listed Class B Common Stock of the Company ("Class B Common Stock"), with such conversion to occur automatically assuming stockholder approval is received; and
•Class A-3 Units will become exchangeable for up to 2,450,142 shares of the newly created Class B Common Stock.
Class B Common Stock will eventually be converted into the common stock of the Company ("Common Stock") on the occurrence of the earlier of the following: (i) the occurrence of the third anniversary of the closing date of the Crimson Transaction or (ii) the satisfaction of certain conditions related to an increase in the relative dividend rate of the Common Stock.
Prior to CPUC approval, the terms of the Third LLC Agreement provide the Grier Members the right to receive any distributions that the Company's Board of Directors determines would be payable if they held the shares of Class B Common Stock, Series B Preferred, and Series C Preferred, respectively. Following CPUC Approval, the terms of the Fourth LLC Agreement provide that such rights will continue until the Grier Members elect to exchange the Crimson units for the related securities of the Company. In addition, after CPUC Approval, certain Crimson units held by the Grier Members are expected to be transferred to other individuals currently managing Crimson (the "Management Members").
In connection with the Crimson Transaction, the Company entered into a Registration Rights Agreement with the Grier Members (the "Registration Rights Agreement"). The Registration Rights Agreement, subject to the terms thereof, will require the Company to, among other things, file a resale shelf registration statement on behalf of the Grier Members upon demand by any such stockholder for the resale of the listed securities of the Company they may ultimately acquire upon conversion of any of the new securities issued pursuant to the Crimson Transaction, under the terms of such securities. The Management Members are expected to become a party to the Registration Rights Agreement in the future. The Registration Rights Agreement will also provide for certain demand rights and piggyback registration rights to in favor of the Grier Members or Management Members, subject to customary underwriter cutbacks. The Company has agreed to pay certain fees and expenses relating to registrations under the Registration Rights Agreement. The Registration Rights Agreement also restricts the transfer of any holder of outstanding shares of Class B Common Stock for one year from February 4, 2021, except to an affiliate of such holder for estate planning purposes.
As described in Note 3 ("Leased Properties And Leases"), a portion of the consideration paid to Carlyle pursuant to the MIPA was the transfer of the Company's interest in the GIGS asset. In connection with the disposition, the Company and Grand Isle Corridor entered into a Settlement Agreement with the EXXI Entities and terminated the Grand Isle Lease Agreement and Landlord Guaranty.
Internalization of the Manager
On February 4, 2021, the Company entered into a Contribution Agreement with Richard C. Green, Rick Kreul, Rebecca M. Sandring, Sean DeGon, Jeff Teeven, Jeffrey E. Fulmer, David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016), and Campbell Hamilton, Inc., which is an entity controlled by David J. Schulte (collectively, the "Contributors"), and Corridor, the Company's external manager.
Consummation of the transactions contemplated in the Contribution Agreement will result in the Internalization of the management of the Company. Following the Internalization, the Company will own all material assets of Corridor currently used in the conduct of its business and will be managed by officers and employees who currently work for Corridor and who are expected to become employees of the Company as a result of the Internalization.
In payment of the aggregate Internalization consideration (the "Internalization Consideration"), the Company will issue to the Contributors, on a pro rata basis (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of Series A Preferred (collectively with the Common Stock and Class B Common Stock, the "REIT Stock").

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Contemporaneously with execution of the Contribution Agreement, the Company and Corridor entered into the First Amendment (the "First Amendment") to the Management Agreement dated as of May 8, 2015 (as amended, the "Management Agreement") that has the effect of (i) reducing the amount paid to Corridor until closing of the Internalization or termination of the Contribution Agreement and (ii) provides payment to Corridor to enable distribution of payments to employees of Corridor as approved by the independent directors of the Company and pending closing of the Contribution Agreement. The Contribution Agreement acknowledges the funding of the distribution of the payments by Corridor pursuant to the First Amendment in connection with closing of the Internalization.
At closing of the Internalization, the Company will enter into a registration rights agreement in substantially similar to the form of the Registration Rights Agreement entered into with the Grier Members. Notwithstanding any registration rights, and pursuant to the Contribution Agreement: (i) subject to certain exceptions to sell a number of shares to pay tax obligations in connection with the Internalization, neither Campbell Hamilton, Inc. nor David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016) will be permitted to sell or otherwise transfer any of the shares of Common Stock received in connection with the Internalization for a period of twelve months commencing on the closing date of the Internalization and (ii) no Contributor may sell or otherwise transfer any shares of Class B Common Stock issued to such party.
The Contribution Agreement can be terminated by the mutual agreement of the parties before or after stockholder approval and can be terminated by any party if the issuance of additional REIT Stock resulting from the Internalization is not approved by the Company's stockholders. If the Contribution Agreement is terminated, the existing Management Agreement and Administrative Agreement will revert to the previous revenue formula and otherwise remain in full force and effect.
In connection with the Contribution Agreement, each Contributor has agreed that, for twenty-four months after closing, it will not compete with the Company or solicit its employees, subject to certain exceptions as forth in the Contribution Agreement.
David J. Schulte is the Company's Chief Executive Officer, Chairman and a member of the Company's Board of Directors, Rebecca M. Sandring and Jeff Fulmer are both executive officers of the Company, and Rick Kreul, Sean DeGon and Jeff Teeven are all officers of the Company or employees of the Manager. These individuals have interests in the Internalization that differ from those of our stockholders, as each will have a direct or indirect beneficial interest in a portion of the consideration received by the Contributors in the Internalization.
In light of the above relationships, the Company's Board of Directors formed a special committee comprised entirely of independent and disinterested directors (the "Special Committee") in connection with the Internalization. The Special Committee received a fairness opinion from Evercore, its independent financial advisor, that the consideration to be paid pursuant to the Contribution Agreement is fair, from a financial point of view, to the Company.
The Company will seek stockholder approval of the Internalization in compliance with the rules of the NYSE. The Contribution Agreement requires that the Internalization be approved at a meeting by the affirmative vote of at least a majority of the votes cast by the stockholders entitled to vote on the matter, other than the votes of shares held by any of the Contributors or their affiliates. Such approval will constitute approval of the issuance of the Company’s securities as required under Section 312.03(b) of the NYSE Listed Company Manual, which requires stockholder approval prior to the issuance of common stock, or securities exchangeable for common stock, in excess of one percent of the Company’s outstanding shares in a transaction with a related party.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CorEnergy Infrastructure Trust, Inc.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period December 31, 2020
Description	Location	Encumbrances	Land	Building & Fixtures	Improvements / Adjustments	Land	Building & Fixtures	Total	Accumulated Depreciation	Investment in Real Estate, net, at 12/31/20	Date Acquired	Life on which depreciation in latest income statement is computed
United Property Systems (3)	St. Louis, MO	$—	$210,000	$1,188,000	$128,026	$210,000	$1,316,026	$1,526,026	$216,951	$1,309,075	2014	40 years
Grand Isle Gathering System (1)(2)(3)	Gulf of Mexico	—	960,000	258,471,397	(189,187,246)	1,040,000	69,204,151	70,244,151	6,615,216	63,628,935	2015	15 years
		$—	$1,170,000	$259,659,397	$(189,059,220)	$1,250,000	$70,520,177	$71,770,177	$6,832,167	$64,938,010
(1) In connection with the asset acquisition, Grand Isle Gathering System incurred acquisition costs of $1,931,396, of which 494,361 remain in the total asset balance post-impairment. Refer to Note 3 ("Leased Properties and Leases) for further details.

(2) The negative subsequent adjustment relates to (i) the impairment of the Grand Isle Gathering System during 2020, (ii) downward revisions of the ARO based on periodic reevaluation as required under FASB ASC 410-20 and (iii) the settlement of a portion of the ARO when a segment of the GIGS pipeline system was decommissioned during the fourth quarter of 2018.

(3) These two properties serve as collateral under the CorEnergy Credit Facility. There are no amounts outstanding on the credit facility as of December 31, 2020. Further, the CorEnergy Credit Facility was terminated on February 4, 2021. Refer to Note 11 ("Debt") for further details.

NOTES TO SCHEDULE III - CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
Reconciliation of Real Estate and Accumulated Depreciation

	For the Years Ended December 31,
	2020	2019	2018
Investment in real estate:
Balance, beginning of year	$485,037,215	$485,368,450	$538,112,220
Addition: Acquisitions and developments(1)	361,196	24,877	3,599
Deduction: Dispositions and other(2)(3)(4)(5)	(413,628,234)	(356,112)	(52,747,369)
Balance, end of year	$71,770,177	$485,037,215	$485,368,450
Accumulated depreciation:
Balance, beginning of year	$105,825,816	$87,154,095	$72,155,753
Addition: Depreciation	9,748,659	18,671,721	20,986,461
Deduction: Dispositions and other(2)(3)(4)	(108,742,308)	—	(5,988,119)
Balance, end of year	$6,832,167	$105,825,816	$87,154,095
(1) Includes a change in estimate related to the ARO for the Grand Isle Gathering System in 2020. Refer to Note 12 ("Asset Retirement Obligation") for further details.
(2) On March 31, 2020, the Company recognized a long-lived asset impairment for the Grand Isle Gathering System of $140.3 million (i.e. gross investment of $183.0 million less accumulated depreciation of $42.7 million). Refer to Note 3 ("Leased Properties and Leases") for further details.

(3) On June 30, 2020, the Company sold the Pinedale LGS with a net carrying value of $164.5 million (i.e. gross investment of $230.6 million less accumulated depreciation of $66.1 million). Refer to Note 3 ("Leased Properties and Leases") for further details.

(4) On December 21, 2018, the Company sold its Portland Terminal Facility with a net carrying value of $45.7 million (i.e. gross investment of $51.7 million less accumulated depreciation of $6.0 million). Refer to Note 3 ("Leased Properties and Leases") for further details.

(5) Includes a change in estimate related to the ARO for the Grand Isle Gathering System in 2019 and 2018. Refer to Note 12 ("Asset Retirement Obligation") for further details.
The aggregate cost of the properties is approximately $131.8 million higher for federal income tax purposes at December 31, 2020. The higher aggregate cost of properties for federal income tax purposes is primarily due to an impairment recorded on the GIGS asset for U.S. GAAP purposes. Refer to Note 3 ("Leased Properties And Leases") for further details. The tax basis of the properties is unaudited.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE - CorEnergy Infrastructure Trust, Inc.

Description	Interest Rate(1)	Final Maturity	Monthly Payment Amount(2)	Prior Liens	Face Value	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgages
Billings, Dunn and McKenzie Counties, North Dakota (Morlock Well)	8.50%	11/30/2024	$10,833	None	$1,300,000	$1,209,736	$—
Total					$1,300,000	$1,209,736	$—
(1) The interest rate is 8.50% through May 31, 2021 and increases to 12.00% on June 1, 2021 through maturity.
(2) During 2020, the monthly principal payment was $10,833 through April 30, 2020 and interest only through the remainder of the year. The monthly principal payment is $10,833 from January 31, 2021 through May 31, 2021, $16,250 from June 30, 2021 through May 31, 2022, $24,375 from June 30, 2022 through May 31, 2023, $35,509 from June 30, 2023 through October 30, 2024 and $46,347 upon maturity on November 30, 2024.

NOTES TO SCHEDULE IV - CONSOLIDATED MORTGAGE LOANS ON REAL ESTATE
Reconciliation of Mortgage Loans on Real Estate

	For the Years Ended December 31,
	2020	2019	2018
Beginning balance	$1,235,000	$1,300,000	$1,500,000
Additions:
New loans	—	—	—
Interest receivable	18,069	—	—
Total Additions	$18,069	$—	$—
Deductions:
Principal repayments(1)	$43,333	$65,000	$236,867
Foreclosures	—	—	—
Amortization of deferred costs	—	—	—
Principal, Interest and Deferred Costs Write Up(1)	—	—	(36,867)
Total deductions	$43,333	$65,000	$200,000
Ending balance	$1,209,736	$1,235,000	$1,300,000
(1) In 2018, Four Wood Corridor and Compass SWD executed a $1.3 million loan agreement and Compass SWD paid approximately $237 thousand in cash for assets secured by the previous $1.5 million loans. As a result, SWD Enterprises was released from the terms of its loans, and the Company recognized a provision for loan gain of $37 thousand in the Consolidated Statements of Operations. Refer to Note 5 ("Financing Notes Receivable") for further details.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
ITEM 16. FORM 10-K SUMMARY
None.
CORENERGY INFRASTRUCTURE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.
(Registrant)

By:	/s/ Robert L. Waldron
Robert L. Waldron
Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ David J. Schulte	Chairman and Chief Executive Officer (Principal Executive Officer)	March 4, 2021
David J. Schulte

/s/ Robert L. Waldron	Chief Financial Officer (Principal Financial Officer)	March 4, 2021
Robert L. Waldron

/s/ Kristin M. Leitze	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2021
Kristin M. Leitze

/s/ Todd Banks	Director	March 4, 2021
Todd Banks

/s/ Conrad S. Ciccotello	Director	March 4, 2021
Conrad S. Ciccotello

/s/ John D. Grier	Director	March 4, 2021
John D. Grier

/s/ Catherine A. Lewis	Director	March 4, 2021
Catherine A. Lewis