Form 10-K/A
period 2020-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2021-04-30
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
CorEnergy Infrastructure Trust, Inc. (the "Company," "CorEnergy," "we," "us," "our" is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on March 4, 2021, to include the information required by Items 10 through 14 of Part III of the 2020 10-K. This information was previously omitted from the 2020 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company's definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K to be incorporated by reference into the 2020 10-K and to delete the references to the definitive proxy statement in Part III of the 2020 10-K. The cover page of the 2020 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.

Except as described above, no other changes have been made to the 2020 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2020 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2020 10-K, nor does it amend, modify or otherwise update any other information in the 2020 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2020 10-K and with our filings with the SEC subsequent to the filing of the 2020 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment also amends and restates Part IV, Item 15 to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Terms used but not defined herein are as defined in the 2020 10-K.

CorEnergy Infrastructure Trust, Inc.
FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

____________________________________________________________________________________________

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of the Company's current directors, including the qualifications of such persons to serve as directors. Directors are elected for three year terms to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “The Corporate Governance Committee” below for a discussion of certain rights with respect to the nomination and election of directors held by CorEnergy’s stockholders.

Name and Age	Position(s) Held With The Company and Length of Time Served	Principal Occupation During Past Five Years	Other Public Company Directorships Held by Director	Term Expires

David J. Schulte (Born 1961; Age 60)	Chairman of the Board since January 2019; Director of the Company since December 2011; Chief Executive Officer since inception; President from inception to April 2007 and since June 2012.	Senior Managing Director of Corridor InfraTrust Management, LLC; Managing Director of Tortoise Capital Advisors, L.L.C (“TCA”) from inception in 2002 to 2015; Chief Executive Officer and President of each of TYG, TYY and TPZ from inception to 2011; Chief Executive Officer of TYN from inception to 2011; Senior Vice President of NTG from 2010, of each of TYG, TYY, TYN and TPZ from 2011 and of TTP from inception until 2015; CPA and CFA designation.	Western Midstream Partners, LP1	2021
John D. Grier (Born 1956; Age 64)	Director and Chief Operating Officer of the Company since February 2021.	CEO and Founder of Crimson Pipeline, Founder of Crimson Resource Management in 1986. Bachelor’s Degree in Science/Chemical Engineering from the University of Oklahoma, Master’s Degree in Business Administration from Harvard University.	None	2023
___________________
1 Mr. Schulte serves on the Special Committee and Audit Committee of the Western Midstream Partners, LP board.

Name and Age	Position(s) Held With The Company and Length of Time Served	Principal Occupation During Past Five Years	Other Public Company Directorships Held by Director	Term Expires

Non-Employee Directors
Todd E. Banks[1] (Born 1963, Age 57)	Director of the Company since May 2017.	Co-Founder and Portfolio Manager, Blackthorn Investment Group, LLC since 1998; Managing Member Blackthorn Capital, LLC since 1998; Managing Member Blackthorn Lending since 2012; Director, Blackthorn Fund Ltd. from 2004 - 2015; Director, Cartasite, LLC from 2012 - 2014; Managing Director, Koch Industries from 1991 - 1998; Reservoir / Production Engineer, Shell Oil Company from 1986 - 1991.	None	2023
Conrad S. Ciccotello[1] (Born 1960; Age 60)	Director of the Company since its inception.	Director and professor at the Reiman School of Finance in the Daniels College of Business at Denver University since 2017; Faculty member, Robinson College of Business, Georgia State University from 1999 to 2017; Director of Personal Financial Planning Program; Investment Consultant to the University System of Georgia for its defined contribution retirement plan; Faculty Member, Pennsylvania State University from 1997 to 1999; Published a number of academic and professional journal articles on investment company performance and structure, with a focus on MLPs.	Tortoise Funds; Peachtree Alternative Strategies Fund[2,3]	2022
Catherine A. Lewis[1] (Born 1952, Age 68)	Director of the Company since July 2013.	Retired in 2012. Formerly, Global Head of Tax for the Energy & Natural Resources Practice, KPMG, from 2002-2012. Arthur Andersen from 1986-2002. Certified Public Accountant ("CPA") designation since 1987.	Garmin Ltd.[4]	2022
____________________
1 Current Independent Directors
2 The Tortoise Funds are Tortoise Energy Infrastructure Corp. (“TYG”), Tortoise Power and Energy Infrastructure Fund, Inc. (“TPZ”), Tortoise Midstream Energy Fund, Inc. (“NTG”), Tortoise Pipeline & Energy Fund, Inc. (“TTP”), Tortoise Energy Independence Fund, Inc. (“NDP”) and Tortoise Essential Assets Income Term Fund ("TEAF").
3 Mr. Ciccotello serves on the Audit Committee of the Tortoise Funds' board. He also serves as Lead Independent Trustee, and as Chair of the Audit Committee and as a member of the Nominating Committee and the Valuation Committee, on the Peachtree Alternative Strategies Fund board.
4 Ms. Lewis serves on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Garmin Ltd. board.

        Each director was selected to join the Company’s Board of Directors based upon their character and integrity, and their willingness and ability to serve and commit the time necessary to perform the duties of a director. In addition, as to each director other than Mr. Schulte and Mr. Grier, their status as an Independent Director, as to Mr. Ciccotello, his service as a director for the Tortoise Funds, as to Mr. Schulte, his role with Corridor, and as to Mr. Grier, his role with Crimson Midstream Holdings, LLC were important factors in their selection as a director. No factor was by itself controlling. Mr. Grier was appointed to the Company's Board of Directors effective February 4, 2021, in connection with the Company's acquisition of a 49.50% equity interest in Crimson Midstream Holdings, LLC ("Crimson") (with the right to acquire the additional 50.50% equity interest, subject to certain conditions), as reported in the Company's Form 8-K filed with the SEC on February 10, 2021 (collectively, the "Crimson Transaction").

    In addition to the information provided in the table above, each director possesses the following attributes:
•Ms. Lewis - executive and leadership experience in public accounting, and tax expertise in the energy sector;
•Mr. Ciccotello - experience as a college professor, a Ph.D. in finance and knowledge of energy infrastructure MLPs;
•Mr. Schulte - executive and leadership roles with the Tortoise Funds and Corridor;
•Mr. Banks - knowledge of energy operating companies and asset management experience; and
•Mr. Grier - knowledge and leadership in acquiring and operating pipeline companies.
    Pursuant to the requirements of Section 303A.02(a) of the NYSE Listed Company Manual, our Board of Directors has reviewed whether any director has any relationship with the Company’s independent auditors that would preclude independence under SEC and NYSE rules, or any material relationship with the Company (either directly or as a partner, member, stockholder or officer of an organization that has a relationship with the Company) which could (directly or indirectly) materially impact the ability of such director or nominee to exert his or her independent judgment and analysis as a member of the Board. As a result of this review, the Board affirmatively determined that three of the Company’s five current directors, were independent under the applicable standards of the SEC and NYSE. Mr. Schulte, our Executive Chairman of the Board and our Chief Executive Officer and President was not deemed independent and Mr. Grier, our Chief Operating Officer was not deemed independent. In making the independence determinations with respect to the other three directors, the Board considered the fact that Mr. Ciccotello is a director of the Tortoise Funds, as described above. The Company is externally managed by Corridor, a former affiliate of Tortoise Capital Advisors, L.L.C. (“TCA”), a registered investment adviser. TCA provides investment advisory and management services to the Tortoise Funds, and our Board of Directors does not believe that such relationship interferes in any way with the independence of Mr. Ciccotello as a director of the Company.
    Mr. Schulte serves as Executive Chairman of the Board of Directors. The appointment of Mr. Schulte as Executive Chairman reflects the Board of Directors' belief that his experience, familiarity with the Company’s day-to-day operations and access to individuals with responsibility for the Company’s management and operations provides the Board of Directors with insight into the Company’s business and activities and, with his access to appropriate administrative support, facilitates the efficient development of meeting agendas that address the Company’s business, legal and other needs and the orderly conduct of meetings of the Board of Directors. Mr. Banks currently serves as Lead Independent Director. The Lead Independent Director, among other things, chairs executive sessions of the directors who are Independent Directors, serves as a spokesperson for the Independent Directors and serves as a liaison between the Independent Directors and the Company’s management. The Independent Directors regularly meet outside the presence of management and are advised by legal counsel. The Board of Directors also has determined that its leadership structure, as described above, is appropriate in light of the Company’s size and complexity, the number of Independent Directors and the Board of Directors’ general oversight responsibility. The Board of Directors also believes that its leadership structure not only facilitates the orderly and efficient flow of information to the Independent Directors from management, but also enhances the independent and orderly exercise of its responsibilities.

INFORMATION ABOUT EXECUTIVE OFFICERS
    The preceding table and text provide more information about Mr. Schulte, the Chairman of the Board and the Chief Executive Officer of the Company and John D. Grier, the Chief Operating Officer of the Company. The following table sets forth each of our other executive officers' name, age and address; position(s) held with the Company and length of time served; principal occupation during the past five years; and other public company directorships held by each such officer. Unless otherwise indicated, the address of each officer is 1100 Walnut Street, Suite 3350, Kansas City, Missouri 64106. Each officer serves until his or her successor is elected and qualified or until his or her resignation or removal.

Name and Age	Position(s) Held With The Company and Length of Time Served	Principal Occupation During Past Five Years	Other Public Company Directorships Held by Officer

Rebecca M. Sandring (Born 1960; Age 60)	Executive Vice President since January 2019; Senior Vice President from 2016 - 2018; Chief Accounting Officer from June 2012 to November 2016 and from July 2018 to December 2019; Treasurer since December 2011; and Secretary since June 2012.	Managing Director of Corridor Infratrust Management, LLC since January 2019; Principal of Corridor InfraTrust Management, LLC from 2011 to 2018; Vice President of The Calvin Group from 2008 to 2010; Director of Finance for Aquila, Inc. from 2004 - 2008.	None
Jeffrey E. Fulmer (Born 1961; Age 59)	Executive Vice President - Business Development since January 2019; Senior Vice President of the Company from 2013 - 2019.	Managing Director of Corridor Infratrust Management, LLC since January 2019; Senior Director of Corridor InfraTrust Management from April 2013 to January 2019; Senior Advisor of Tortoise Capital Advisors 2007 - 2013.	None
Robert L. Waldron (Born 1971; Age 49)	Chief Financial Officer of the Company since February 2021.	Chief Financial Officer of Crimson Midstream Holdings, LLC since September 2014; Investment Banker advising midstream clients on M&A, IPO and capital market transactions at Citi Group and UBS 2007-2014; R&D Group at Dow Chemical from 1999-2007.	None
Larry W. Alexander (Born 1956; Age 64)	President of Crimson Midstream Holdings, LLC since 2005 and an officer of CorEnergy since February 2021.	President and Chief Operating Officer of Crimson Midstream Holdings, LLC since 2005.	None
Kristin M. Leitze (Born 1981; Age 39)	Chief Accounting Officer since December 2019; Controller from May 2017 to December 2019.	Chief Accounting Officer of Corridor InfraTrust Management, LLC; Controller of Corridor InfraTrust Management, LLC from May 2017 to December 2019; Controller and Assistant Vice President of Accounting of TranSystems Corporation from September 2016 to April 2017; Director of SEC Reporting of CVR Energy and CVR Refining from 2012 to 2016; Senior Manager at PricewaterhouseCoopers LLP ("PwC") from July 2012 to November 2012 and holding various other positions at PwC prior to July 2012.	None

INFORMATION ABOUT OTHER SENIOR OFFICERS
    Set forth below is information with respect to the individuals serving as senior officers of the Company, in addition to our directors and executive officers:

Name and Age	Position(s) Held With The Company and Length of Time Served	Principal Occupation During Past Five Years

Richard C. Kreul (Born 1956, Age 65)	President of Mowood, LLC since March 2013 and MoGas Pipeline, LLC since June 2016; Oversees operations of Omega Pipeline Company since March 2013.	Senior Director of Corridor InfraTrust Management, LLC since 2013; Principal of RK Resources from 2011 to 2013; Vice President of Inergy, L.P. from 2003 to 2011; Vice President of Energy and Delivery at Aquila from 1994 to 2003.
Jeffrey L. Teeven (Born 1971; Age 49)	Vice President of Finance of the Company since August 2015; Director of Finance from June 2014 to August 2015.	Co-founder and Partner of Consumer Growth Partners from January 2005 to January 2015; Principal with Kansas City Equity Partners from 1997 to 2006; Principal with KPMG from 1994 to 1997.
Sean M. DeGon (Born 1975; Age 45)	Vice President of the Company since June 2017.	Director of Corridor InfraTrust Management, LLC since June 2017; Director at IHS Markit from November 2011 to June 2017; Senior Consultant at Purvin & Gertz (acquired by IHS Markit) from March 2006 to November 2011.

Board of Directors Meetings and Committees
    Our Board of Directors has established four standing committees: (i) the Executive Committee; (ii) the Audit Committee; (iii) the Corporate Governance Committee; and (iv) the Investment Committee, as described in more detail below.

The Executive Committee

Members: David J. Schulte (Chair) Todd E. Banks Conrad S. Ciccotello Catherine A. Lewis 2020 Committee Actions: 0 meetings	The Company’s Executive Committee has authority to exercise the powers of the Board (i) to address emergency matters where assembling the full Board of Directors in a timely manner is impracticable, or (ii) to address matters of an administrative or ministerial nature. The Executive Committee may also exercise the powers of the Board as delegated pursuant to the Company's Bylaws, which includes the pricing of its equity offerings from time to time. In the absence of any member of the Executive Committee, the remaining members are authorized to act alone.

The Audit Committee

Members: Catherine A. Lewis (Chair) Todd E. Banks Conrad S. Ciccotello 2020 Committee Actions: 5 meetings Governing Document: Audit Committee Charter, as amended effective July 30, 2014	The Company’s Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee: (i) approves and recommends to the Board of Directors the election, retention or termination of the independent registered public accounting firm (the “independent auditors”); (ii) approves services to be rendered by the independent auditors and monitors the independent auditors’ performance; (iii) reviews the results of the Company’s audit; (iv) determines whether to recommend to the Board that the Company’s audited financial statements be included in the Company’s Annual Report; (v) assists with implementation of the Company’s valuation procedures; and (vi) carries out additional responsibilities as outlined in the Committee’s Charter.

The Board of Directors has determined that each member of the Audit Committee is “financially literate” and is “independent” as defined under the applicable New York Stock Exchange listing standards. The Board of Directors has determined that Catherine A. Lewis and Conrad S. Ciccotello are “audit committee financial experts.” In addition to her executive and leadership experience in public accounting, Ms Lewis has tax expertise in the energy sector. Also, in addition to his experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements, Mr. Ciccotello has a Ph.D. in Finance.

The Corporate Governance Committee

Members: Conrad S. Ciccotello (Chair) Todd E. Banks Catherine A. Lewis 2020 Committee Actions: 4 meetings Governing Document: Corporate Governance Committee Charter, as amended effective July 30, 2014	The Corporate Governance Committee: (i) identifies individuals qualified to become Board members and recommends to the Board the director nominees for the next annual meeting of stockholders and to fill any vacancies; (ii) monitors the structure and membership of Board committees and recommends to the Board director nominees for each committee; (iii) reviews issues and developments related to corporate governance and develops and recommends to the Board corporate governance guidelines and procedures; (iv) evaluates and makes recommendations to the Board regarding director compensation; (v) oversees the evaluation of the Board and management; (vi) has the sole authority to retain and terminate any search firm used to identify director candidates and to approve the search firm’s fees and other retention terms; and (vii) may not delegate its authority.
                                                                                                                                                                             The Corporate Governance Committee will consider stockholder recommendations for nominees for membership to the Board of Directors so long as such recommendations are made in accordance with the Company’s Bylaws. Nominees recommended by stockholders in compliance with the Bylaws of the Company will be evaluated on the same basis as other nominees considered by the Corporate Governance Committee. The Company’s Bylaws require all directors and nominees for directors, at the time of their nomination (i) to be at least 21, but less than 75, years of age and have substantial expertise, experience or relationships relevant to the business of the Company or (ii) to be a current director of the Company who has not reached 75 years of age. The Corporate Governance Committee has the sole discretion to determine if an individual satisfies the foregoing qualifications. The Corporate Governance Committee also considers the broad background of each individual nominee for director, including how such individual would impact the diversity of the Board, but does not have a formal policy regarding consideration of diversity in identifying nominees for director.
The Board of Directors has determined that each member of the Corporate Governance Committee is “independent” as defined under the applicable New York Stock Exchange listing standards. On August 7, 2013, the Nominating, Corporate Governance and Compensation Committee was renamed the Corporate Governance Committee. In 2013, the Board of Directors authorized the elimination of the Compliance Committee in order to streamline committee responsibilities due to the overlap between the prior Compliance Committee charter and the prior Corporate Governance Committee charter. The Corporate Governance Committee has assumed all responsibilities previously held by the Compliance Committee, including: the review and assessment of management’s compliance with applicable securities laws, rules and regulations; monitoring compliance with the Company’s Code of Ethics and Business Conduct; and handling other matters as the Board of Directors or committee chair deems appropriate.

The Investment Committee

Members: David J. Schulte (Chair)
Todd E. Banks
Conrad S. Ciccotello
Catherine A. Lewis

2020 Committee Actions:
5 meetings

Governing Document: Investment Committee Charter,
as amended effective February 26, 2014	The Company’s Investment Committee is responsible for providing oversight and approval relating to the acquisition and long-term management of real property assets meeting applicable criteria, in accordance with the Company's investment guidelines and procedures.

Our Board of Directors also established a Special Committee during 2020, as described below.

The Special Committee
Members: Todd E. Banks Conrad S. Ciccotello Catherine A. Lewis 2020 Committee Actions: 3 meetings	The Company's Special Committee was formed in 2020 and is responsible for providing oversight and evaluating options relating to the Internalization of the Company's Manager, Corridor Infrastructure Trust, LLC (the "Internalization"). The Special Committee is comprised entirely of independent and disinterested directors. The Special Committee engaged an independent financial advisor to provide a fairness opinion on the terms of the Internalization agreement. The Company will seek stockholder approval of the Internalization in compliance with the rules of the NYSE.

Copies of each of the committee charter documents referenced above, as approved and adopted by the Board of Directors, are available on the Company’s website, http://investors.corenergy.reit/investors/corporate-governance, and in print to any stockholder by written request directed to the Secretary of the Company at 1100 Walnut Street, Suite 3350, Kansas City, Missouri 64106.

    The Company’s Board of Directors met 27 times during 2020. Each director attended more than 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of Board committees on which the director served at the time during 2020. The Company does not have a policy with respect to Board member attendance at annual meetings. All of the directors of the Company virtually attended the Company’s 2020 annual meeting.
Risk Management. The Board of Directors’ role in the Company’s risk oversight reflects its responsibility under applicable state law to oversee generally, rather than to manage, the Company’s operations. In line with this oversight responsibility, the Board of Directors will receive reports and make inquiry at its regular meetings and as needed regarding the nature and extent of significant risks (including cybersecurity, compliance and valuation risks) that potentially could have a materially adverse impact on the Company’s business operations, performance or reputation, but relies upon the Company’s management to assist it in identifying and understanding the nature and extent of such risks and determining whether, and to what extent, such risks may be eliminated or mitigated. In addition to reports and other information received from the Company’s management regarding its operations and activities, the Board of Directors, as part of its risk oversight efforts, will meet at its regular meetings and as needed with Corridor’s management to discuss, among other things, risk issues and related issues regarding the Company’s policies, procedures and controls. The Board of Directors may be assisted in performing aspects of its role in risk oversight by the Audit Committee and such other standing or special committees as may be established from time to time. For example, the Audit Committee will regularly meet with the Company’s independent public accounting firm to review, among other things, reports on internal controls for financial reporting.

    The Board of Directors believes that not all risks that may affect us can be identified, that it may not be practical or cost-effective to eliminate or mitigate certain risks, that it may be necessary to bear certain risks to achieve the Company’s goals and objectives, and that the processes, procedures and controls employed to address certain risks may be limited in their effectiveness.

Moreover, reports received by the directors as to risk management matters are typically summaries of relevant information and may not fully reflect all considerations that ultimately impact such risks.

    Executive Sessions; Communicating With the Board. Mr. Banks, in his capacity as Lead Independent Director, serves as the presiding director at all executive sessions of the Company’s independent directors. Executive sessions of the Company’s independent directors are held at least twice a year. Stockholders and any interested parties may communicate directly with the Lead Independent Director, or with the independent directors as a group, by following the procedure described below under "Stockholder Communications."
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
    As described above, the Company’s Corporate Governance Committee, consisting of Conrad S. Ciccotello (Chair), Todd E. Banks, and Catherine A. Lewis, oversees the compensation of our Independent Directors. We do not compensate our non-independent directors or any of our other executive officers, and as we are externally managed, we have no employees at the corporate level. For a description of fees paid to Corridor as the Company’s external manager during the fiscal year ended December 31, 2020, see the section herein entitled “Certain Relationships and Related Party Transactions.”
    None of the members of the Company’s Corporate Governance Committee are or have been officers or employees of the Company or any of its subsidiaries. During the Company’s last completed fiscal year: (i) no executive officer of the Company served as a member of the compensation committee (or equivalent) of another entity, one of whose executive officers served on the Corporate Governance Committee; (ii) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Corporate Governance Committee; and (iii) no executive officer of the Company served as a member of the compensation committee (or equivalent) of another entity, one of whose executive officers served as a director of the Company.
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

ITEM 11. EXECUTIVE COMPENSATION
Director Compensation
    As we are externally managed by Corridor, we have no employees at the corporate level, and we do not compensate Mr. Schulte or Mr. Grier for their service as a director. Each of our executive officers is an employee of Corridor or one of its affiliates or an employee of Crimson or one of its affiliates. Corridor is not obligated to dedicate certain of its employees exclusively to us, nor are it or its employees obligated to dedicate any specific portion of its or their time to our business. As described below under the heading “Certain Relationships and Related Party Transactions,” we pay a management fee and certain other fees to Corridor, which it uses in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.
    The following table sets forth certain information with respect to the compensation paid by the Company to each of our independent directors for their services as a director during fiscal 2020. The Company does not have any retirement or pension plans.

Name of Person	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Total ($)
Todd E. Banks(2)	81,208	—	81,208
Conrad S. Ciccotello(3)	75,807	—	75,807
Catherine A. Lewis	77,000	—	77,000
____________________
(1)No amounts have been deferred for any of the persons listed in the table.
(2)The Fees earned in cash for Todd E. Banks include $8,208 of fees paid for special assignments that Mr. Banks provided to the Company on behalf of the Board of Directors as described further below.
(3)The fees earned in cash for Conrad S. Ciccotello exclude $807.11 of expense reimbursement.

Pursuant to the Director Compensation Plan, as amended, which was approved by stockholders at the 2014 Annual Meeting, each Independent Director receives from us an annual cash retainer of $15,000 and an annual stock retainer of $15,000 for each fiscal year. As disclosed in our periodic reports filed with the SEC, the issuance of common stock to our independent directors as a portion of their compensation is registered under the Securities Act pursuant to a Form S-8. Throughout 2020, we had suspended the issuance of these registered shares under the Company's Director Compensation Plan as a result of our inability to file the required financial statements of our previous tenant, Energy XXI Gulf Coast, Inc. and therefore in 2020, paid the annual stock retainer in cash.

In addition to the retainers set forth, each compensated director receives a fee of $1,000 for each committee meeting or Board meeting in which he or she participates. The Chair of the Audit Committee receives an additional annual retainer of $5,000. The Lead Director and each other committee chair receives an additional annual retainer of $1,000. The Independent Directors are also reimbursed for expenses incurred as a result of attendance at meetings of the Board of Directors and Board committees. Further, Mr. Banks was appointed by the Board to a special assignment to assist management in evaluating one or more strategic opportunities through June 2020, for which he was paid $400 per hour, up to $50,000, and reimbursed certain expenses.

Equity Compensation Plan Information as of December 31, 2020

The following table sets forth information as to the Company’s equity compensation plans as of the end of the Company’s 2020 fiscal year:

Plan Category	(a) Number of securities to be issued upon exercise of the outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	N/A	10,179(1)
Equity compensation plans not approved by security holders	None	N/A	N/A
TOTAL	None	N/A	10,179(1)
____________________
(1)The number of shares of common stock remaining that may be issued under the Company's Director Compensation Plan, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
At March 19, 2021, each director, each executive officer and the directors and executive officers as a group, beneficially owned (as determined pursuant to Rule 13d-3 under the Exchange Act) the number of shares of Common Stock of the Company listed in the table below (or percentage of outstanding shares). Unless otherwise indicated, each individual has sole investment and voting power with respect to the shares listed in the table below.

Directors and Officers(1)	Number of Shares	Percent of Class(2)
Independent Directors and Nominees
Todd E. Banks(3)	684.8634	*
Conrad S. Ciccotello(4)	6,039.3510	*
Catherine A. Lewis(5)	4,349.8625	*
Executive Directors and Additional Executive Officers
David J. Schulte(6)	29,570.3390	*
John D. Grier	—	*
Rebecca M. Sandring(7)	5,374.0000	*
Jeffrey Fulmer	8,865.0000	*
Robert L. Waldron	—	*
Larry W. Alexander	—	*
Kristin M. Leitze	375.0000	*
Directors and Officers as a Group (10 Total)	55,258.4159	*
______________
*Indicates less than 1%.
(1)Unless otherwise indicated, the business address of each of the individuals is 1100 Walnut, Suite 3350, Kansas City, MO 64106.
(2)Based on 13,651,521 shares outstanding on March 19, 2021.
(3)Includes 620.9507 shares of restricted stock received under the Director Compensation Plan.
(4)Includes (i) 3,287.491 shares held in a trust of which Mr. Ciccotello is trustee; (ii) 402 shares held jointly with his wife and (iii) 2,349.86 shares of restricted stock received under the Director Compensation Plan.
(5)Includes (i) 2,000 shares held in the Catherine A. Lewis Trust U/A dtd 7/11/2013 of which Ms. Lewis is a trustee and (ii) 2,349.8625 shares of restricted stock received under the Director Compensation Plan.
(6)Includes (i) 27,000.339 shares held jointly with his wife; and (ii) 2,570 shares held in accounts for spouse’s children, for which she is the custodian and for which Mr. Schulte disclaims beneficial ownership.
(7)Includes 195 shares held indirectly by Ms. Sandring's daughter.

As of March 19, 2021, based on filings made under Section 13(g) of the Exchange Act, the persons known by us to be beneficial owners of more than 5% of our common stock were as follows:

Name and Address of Beneficial Owner	Number of Shares	Percent of Class(1)
BlackRock, Inc(2) 55 East 52nd Street New York NY 10055	981,901	7.19%
______________
(1)For purposes of Rule 13d-3 of the Exchange Act, percentage ownership of the Common Stock is computed based on the sum of 13,651,521 shares of Common Stock actually outstanding as of March 19, 2021. Amounts shown were determined without regard to applicable ownership limits contained in the Company’s Charter.
(2)This information is based on a Schedule 13G/A filed with the SEC on January 29, 2021, by BlackRock, Inc., which reported sole voting power with respect to 964,829 shares, and sole dispositive power with respect to all 981,901 shares in the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
        The Company has written policies and procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. The Company has written procedures which prohibit certain transactions with affiliates of the Company and require board approval of certain transactions with affiliated persons of the Company.

Management Agreement and Administrative Agreement

    The Company is managed by Corridor, an asset manager specializing in financing the acquisition or development of infrastructure real property assets. Corridor is located at 1100 Walnut Street, Suite 3350, Kansas City, Missouri 64106. Under our Management Agreement, Corridor (i) presents us with suitable acquisition opportunities consistent with our investment policies and our objectives, (ii) is responsible for our day-to-day operations and (iii) performs such services and activities relating to our assets and operations as may be appropriate. The Management Agreement in effect until February 3, 2021, did not have a specific term, and was amended with the First Amendment to the Management Agreement on February 4, 2021 (See "Internalization of the Manager" below).

    The terms of the Management Agreement include a quarterly management fee equal to 0.25 percent (1.00 percent annualized) of the value of the Company’s Managed Assets as of the end of each quarter. For purposes of the Management Agreement, “Managed Assets” means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses, and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company’s securities portfolio will be valued at then-current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition-related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves. In light of previous provisions for loan losses on certain of the Company's energy infrastructure financing investments, Corridor voluntarily recommended, and the Company agreed, that effective on and after the Company's March 31, 2016 balance sheet date, solely for the purpose of computing the value of the Company's Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement, that portion of the Management Fee attributable to such loans shall be based on the estimated net realizable value of the loans, which shall not exceed the amount invested in the loans as of the end of the quarter for which the Management Fee is to be calculated.

In reviewing the application of the quarterly management fee provisions of the Management Agreement to the net proceeds received during the third quarter of 2019 from the offering of 5.875% Convertible Notes, which closed on August 12, 2019, Corridor waived any incremental management fee due as of the end of the first, second and third quarters of 2020 based on such proceeds (other than the cash portion of such proceeds that was utilized in connection with the exchange of the Company’s 7.00% Convertible Notes).

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

    The Management Agreement includes a quarterly incentive fee of 10 percent of the increase in distributions paid over a threshold distribution equal to $0.625 per share per quarter. The Management Agreement also requires at least half of any incentive fees to be reinvested in our common stock by Corridor's employees and its affiliates, which has been accomplished every year to align the interests of management with our stockholders. During the year ended December 31, 2020, the Manager voluntarily recommended, and the Company agreed, that the Manager would waive all of the $171 thousand incentive fee earned during first quarter 2020. The waiver represents voluntary actions of management to align our incentive payments with our stockholders' interests. During the second, third and fourth quarters of 2020, the Company did not earn the incentive fee that would otherwise be payable under the provisions of the Management Agreement with respect to dividends paid on the Company's common stock. Accordingly, Corridor received no incentive fees during the year ended December 31, 2020.
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

During the fiscal year ended December 31, 2020, the Company paid Corridor fees totaling $5,073,977 pursuant to the Management Agreement and total fees of $202,959 pursuant to the Administrative Agreement.

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

Transition Services Agreements

Crescent Midstream Holdings, LLC ("Crescent Midstream Holdings") was formerly a part of Crimson Midstream Holdings, LLC ("Crimson"), prior to the Crimson Transaction. Prior to Crescent Midstream Holdings' spin-off from Crimson, Crimson or certain of its subsidiaries provided various business services for Crescent Midstream Holdings and its subsidiaries. Effective February 4, 2021, Crimson, certain of Crimson's subsidiaries or a combination thereof, entered into several transition services agreements (collectively, the "Transition Services Agreements" or "TSAs") with Crescent Midstream Holdings to facilitate its transition to operating independently. Each of the Transition Services Agreements are described in more detail below. Crimson and/or certain of its subsidiaries expect to be reimbursed at a fixed fee of $156 thousand per month for services provided under the TSAs, for which the billed amount is allocated 50% to Crescent Midstream, LLC ("Crescent Midstream"), a wholly-owned subsidiary of Crimson Midstream Holdings and 50% to Crescent Louisiana Midstream, LLC ("CLM"), a 70% owned subsidiary of Crescent Midstream. The amounts billed to Crescent Midstream will reduce a prepaid TSA liability on the Company's books until such time as the TSA liability is reduced to zero. As of March 31, 2021, the prepaid TSA liability related to Crescent Midstream was $1.2 million. For each of the months of February and March, 2021, Crimson billed both Crescent Midstream and CLM $78 thousand for services provided under the TSAs.

As previously disclosed, John D. Grier, a director and Chief Operating Officer of the Company, together with certain affiliated trusts of Mr. Grier (collectively with Mr. Grier, the “Grier Members”) own an aggregate 50.5% equity interest in

Crimson, which the Company has a right to acquire in the future, pursuant to the terms of the Membership Interest Purchase Agreement, following receipt of California Public Utility Commission ("CPUC") approval for a change of control of Crimson's CPUC regulated assets. Mr. Grier and the Grier Members also retain an aggregate 50.5% equity interest in Crescent Midstream Holdings, which they held prior to the Crimson Transaction. The terms of each of the TSAs described below were reviewed and approved by the Company’s Board of Directors in connection with their approval of the Crimson Transaction.

Crimson Midstream Operating, LLC ("CMO") entered into a transition services agreement (the "Administrative TSA") to provide administrative-related services to Crescent Midstream Holdings through February 3, 2022 or upon receipt of Crescent Midstream Holdings' written notice to terminate the Administrative TSA prior to February 3, 2022.

CMO also entered into a transition services agreement (the "Control Center TSA") with Crescent Midstream Holdings to provide certain customary control center services and field transition support services necessary to operate a pipeline system. Unless terminated in writing by Crescent Midstream Holdings earlier, the Control Center TSA shall expire on February 3, 2022.

Similarly, Crimson and Crescent Midstream Holdings entered into a transition services agreement (the Employee TSA") whereby an indirect, wholly-owned subsidiary of Crimson shall continue to provide payroll, employee benefits and other related employment services to Crescent Midstream Holdings and its subsidiaries. Under the Employee TSA, Crimson’s indirect, wholly-owned subsidiary shall make available and assign to Crescent Midstream Holdings and its subsidiaries certain employees to provide services primarily to Crescent Midstream Holdings and its subsidiaries. While the Employee TSA is in effect, Crescent Midstream Holdings shall be responsible for the daily supervision of and assignment of work to the employees providing services to Crescent Midstream Holdings and its subsidiaries. The Employee TSA will conclude on February 3, 2022 if not previously terminated in writing by Crescent Midstream Holdings. For the months of February and March 2021, Crimson billed employee-related costs and benefits to Crescent Midstream and CLM totaling $1.1 million.

Likewise, a transition services agreement (the "Insurance Coverage TSA") was entered into between CMO, a wholly-owned subsidiary of Crimson and Crescent Midstream Operating, LLC ("Crescent Midstream Operating") (collectively, the "Insurance TSA Parties"). The Insurance Coverage TSA relates to the remaining term of coverage on certain insurance policies which were in place prior to the Crimson Transaction (the "Legacy Insurance Policies") and are shared by Crimson, certain of its subsidiaries (including CMO), Crescent Midstream Operating and certain other entities related to Crescent Midstream Operating (collectively, the "Insureds"). Under the Insurance Coverage TSA, the Insurance TSA Parties agreed to retain and maintain the Legacy Insurance Policies, and continue to split the premium payments among the Insureds in line with the historical practices prior to Crescent Midstream Holdings' spin-off from Crimson in conjunction with the Crimson Transaction. By entering into the Insurance Coverage TSA, the Insurance TSA Parties acknowledged that any claims made which result in a loss by one of the Insureds will erode and may exhaust the shared limits and/or aggregates stated in any of the Legacy Insurance Policies. Additionally, under the terms of the Insurance Coverage TSA, it was agreed that the Insurance TSA Party which is directly responsible for any incident that results in any loss of coverage under any of the Legacy Insurance Policies may be primarily financially responsible for such self-insurance and/or covering any increase in costs of the Legacy Insurance Policies that occurred as a result of such incident. The Insurance Coverage Transition TSA is set to expire on May 31, 2021 if not terminated earlier by mutual, written agreement of the Insurance TSA Parties. However, as stated in the Insurance Coverage TSA, the Insurance TSA Parties will either (i) seek to obtain alternative insurance coverage to be effective on the same date the Insurance Coverage TSA is terminated, or (ii) seek and obtain a renewal of the existing insurance policies for an additional term for all Insureds as currently provided in each of the Legacy Insurance Policies.

Other Related Party Transactions

As of March 31, 2021, certain entities affiliated with John D. Grier (CLM, Crimson Renewable Energy, L.P. and Delta Trading, L.P.) owe Crimson and its subsidiaries $827 thousand. Mr. Grier directly or indirectly owns a 35.35% interest in CLM and owns 100% of both Crimson Renewable Energy, L.P. and Delta Trading, L.P. These balances primarily represent receivables related to payroll, employee benefits and other related employment services that are provided by certain subsidiaries of Crimson. As of March 31, 2021, Crimson and its subsidiaries owe Crescent Midstream $406 thousand, net. This balance represents amounts owed to Crescent Midstream as part of the common control transfer completed prior to the Crimson Transaction, partially offset by receivables related to payroll, employee benefits and other related employment services.

The Company also agreed to reimburse Crescent Midstream for certain costs related to accounting and consulting services for the Crimson Transaction, which costs totaled $416 thousand as of March 31, 2021.

Each of the transactions described above was also reviewed and approved by the Company’s Board of Directors in connection with its approval of the terms of the Crimson Transaction and related intercompany transactions and amounts involved in the separation of Crimson, on the one hand, and Crescent Midstream Holdings and its subsidiaries, on the other hand.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
    The Company’s Audit Committee selected Ernst & Young LLP ("E&Y") as the independent registered public accounting firm for its fiscal year ended December 31, 2020. E&Y is registered with the Public Company Accounting Oversight Board and has served as the Company's independent registered public accounting firm since the Company's commencement of operations on December 8, 2005.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES
The following table sets forth the amounts of the aggregate fees billed to the Company by E&Y for the fiscal years ended December 31, 2020 and 2019, respectively:

	2020	2019
Audit Fees(1)	$790,478	$768,180
Audit-Related Fees(2)	224,192	31,647
Tax Fees(3)	229,814	208,200
All Other Fees	—	—
____________________
(1)For professional services rendered auditing the Company’s annual financial statements, reviewing interim financial statements, and reviewing the Company’s statutory and regulatory filings with the SEC. The audit fees for December 31, 2020 and December 31, 2019 are based on amounts billed and expected to be billed by E&Y.
(2)For accounting consultation in connection with transactions and pro forma financial statements.
(3)For professional services rendered to the Company for tax compliance, tax advice and tax planning.

The Audit Committee of the Company has adopted pre-approval policies and procedures, most recently updated as of February 24, 2021. Under these policies and procedures, the Audit Committee of the Company pre-approves: (i) the selection of the Company’s independent registered public accounting firm; (ii) the engagement of the independent registered public accounting firm to provide any non-audit services to the Company; (iii) the engagement of the independent registered public accounting firm to provide any non-audit services to the Company’s manager or advisor or any entity controlling, controlled by, or under common control with the Company’s manager or advisor that provides ongoing services to the Company, if the engagement relates directly to the operations and financial reporting of the Company; and (iv) the fees and other compensation to be paid to the independent registered public accounting firm. The Chair of the Audit Committee of the Company may grant the pre-approval of any engagement of the independent registered public accounting firm for non-audit services, and such delegated pre-approvals will be presented to the full Audit Committee at its next meeting for ratification. Under certain limited circumstances, pre-approvals are not required under securities law regulations for certain non-audit services below certain de minimus thresholds. Since the Company’s adoption of these policies and procedures, the Audit Committee of the Company has pre-approved all audit and non-audit services provided to the Company by E&Y. None of these services provided by E&Y were approved by the Audit Committee pursuant to the de minimus exception under Rule 2.01(c)(7)(i)(C) or Rule 2.01(c)(7)(ii) of Regulation S-X.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K/A:
1. All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of our Annual Report on Form 10-K.
2. The Exhibits listed in the Exhibit Index below.

Exhibit No.	Description of Document

2.1.1
Membership Interest Purchase Agreement dated February 4, 2021, by and among CorEnergy Infrastructure Trust, Inc., Crimson Midstream Holdings, LLC, CGI Crimson Holdings, L.L.C., and John D. Grier (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

2.1.2
First Amendment to Membership Purchase Agreement dated March 3, 2021 by and among CorEnergy Infrastructure Trust, Inc., Crimson Midstream Holdings, LLC, CGI Crimson Holdings, L.L.C., and John D. Grier (incorporated by reference to the Registrant's Form 10-K filed March 4, 2021).

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

21.1	Subsidiaries of the Company (incorporated by reference to the Registrant's Form 10-K filed March 4, 2021).
23.1	Consent of Ernst & Young LLP dated March 4, 2021 (incorporated by reference to the Registrant's Form 10-K filed on March 4, 2021).
31.1
Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Registrant's Form 10-K filed March 4, 2021).

31.2
Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Registrant's Form 10-K filed March 4, 2021).

31.3	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.4	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1
Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Registrant's Form 10-K filed March 4, 2021).

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

CORENERGY INFRASTRUCTURE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.

Date:	April 30, 2021	By:	/s/ Robert L. Waldron
		Name:	Robert L. Waldron
		Title:	Chief Financial Officer (Principal Financial Officer)