Form 10-Q
period 2021-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2021-05-10
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of May 7, 2021, the registrant had 13,651,521 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2021
TABLE OF CONTENTS
____________________________________________________________________________________________

This Report on Form 10-Q ("Report") should be read in its entirety. No one section of the Report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes, and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the Annual Report on Form 10-K, for the year ended December 31, 2020.

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2020.

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
Administrative Agreement: the Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor.
ARO: the Asset Retirement Obligation liabilities assumed with the acquisition of GIGS and disposed of with the sale of GIGS effective February 1, 2021.
ASC: FASB Accounting Standards Codification.
ASU: FASB Accounting Standard Update.
Bbls: standard barrel containing 42 U.S. gallons.
bpd: Barrels per day
CARES Act: the Coronavirus Aid, Relief, and Economic Security Act.
Cash Available for Distribution or CAFD: the Company's earnings before interest, taxes, depreciation and amortization, less (i) cash interest expense, (ii) preferred dividends, (iii) regularly scheduled debt amortization, (iv) maintenance capital expenditures, (v) reinvestment allocation and plus or minus other adjustments but excluding the impact of extraordinary or nonrecurring expenses unrelated to the operations of Crimson Midstream Holdings, LLC and all of its subsidiaries, as defined in the Articles Supplementary for the Class B Common Stock and effective beginning with the quarter ending June 30, 2021.
Code: the Internal Revenue Code of 1986, as amended.
Company or CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
Compass SWD: Compass SWD, LLC, the current borrower under the Compass REIT Loan.
Compass REIT Loan: the financing notes between Compass SWD and Four Wood Corridor.
Convertible Notes: collectively, the Company's 5.875% Convertible Notes and the Company's 7.00% Convertible Notes.
CorEnergy Credit Facility: the Company's upsized $160.0 million CorEnergy Revolver and the $1.0 million MoGas Revolver with Regions Bank, which was terminated on February 4, 2021 in connection with the Crimson Transaction.
CorEnergy Revolver: the Company's $160.0 million secured revolving line of credit facility with Regions Bank, which was terminated on February 4, 2021 in connection with the Crimson Transaction.
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
Cox Acquiring Entity: MLCJR LLC, an affiliate of Cox Oil, LLC.
Cox Oil: Cox Oil, LLC.
CPI: Consumer Price Index.
CPUC: California Public Utility Commission.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
Crimson: Crimson Midstream Holdings, LLC, a CPUC regulated crude oil pipeline owner and operator, of which the Company owns a 49.50 percent interest effective February 1, 2021.
Crimson Credit Facility: the Amended and Restated Credit Agreement with Crimson Midstream Operating and Corridor MoGas as co-borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, entered into on February 4, 2021, which provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility, an $80.0 million term loan and an uncommitted incremental facility of $25.0 million.
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
Crimson Term Loan: the $80.0 million secured term loan with Wells Fargo Bank, National Association entered into on February 4, 2021.
Crimson Transaction: the Company's acquisition of a 49.50 percent interest in Crimson effective February 1, 2021 with the right to acquire the remaining 50.50 percent interest upon receiving CPUC approval.
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
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor LP and triple-net leased to a wholly-owned subsidiary of Energy XXI Gulf Coast, Inc until it was provided as partial consideration in connection with the Crimson Transaction effective February 1, 2021.
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
Grier and Grier Members: Mr. John D. Grier and certain affiliated trusts of Grier, which own a 50.50 percent interest in Crimson, which is reflected as a non-controlling interest in the Company's financial statements.
Indenture: that certain Base Indenture, dated August 12, 2019, between the Company and U.S. Bank National Association, as Trustee for the 5.875% Convertible Notes.
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
MoGas Revolver: a $1.0 million secured revolving line of credit facility at the MoGas subsidiary level with Regions Bank, which was terminated on February 4, 2021 in connection with the Crimson Transaction.
Mowood: Mowood, LLC, an indirect wholly-owned subsidiary of CorEnergy and the holding company of Omega Pipeline Company, LLC.
Mowood/Omega Revolver: a $1.5 million revolving line of credit facility at the Mowood subsidiary level with Regions Bank, which was terminated on February 4, 2021 in connection with the Crimson Transaction.
NAREIT: National Association of Real Estate Investment Trusts.
NYSE: New York Stock Exchange.
Omega: Omega Pipeline Company, LLC, a wholly-owned subsidiary of Mowood, LLC.
Omega Pipeline: Omega's natural gas distribution system in south central Missouri.
OPEC: the Organization of the Petroleum Exporting Countries.
Pipeline Loss Allowance (or PLA): the portion of crude oil provided by or on behalf of each shipper, at no cost to the carrier, (as allowance for losses sustained due to evaporation, measurement and other losses in transit) and retained by the carrier in recognition of loss and shrinkage in carrier's system.
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

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
VIE: variable interest entity.

Table of Contents	Glossary of Defined Terms

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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•changes in economic and business conditions in the energy infrastructure sector where our investments are concentrated, including the financial condition of our customers, tenants or borrowers and general economic conditions in the particular sectors of the energy industry served by each of our infrastructure assets;
•pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, which may adversely affect local and global economies as well as our or our customers', tenants' or borrowers' business and financial results;
•the inherent risks associated with owning real estate, including real estate market conditions, governing laws and regulations, including potential liabilities related to environmental matters, and the relative illiquidity of real estate investments;
•competitive and regulatory pressures on the revenues of our California intrastate crude oil transportation business and our interstate natural gas transmission business;
•risks associated with the receipt of CPUC approval for the Company to obtain full operational control and majority ownership over Crimson's CPUC regulated pipeline assets;
•the impact of environmental, pipeline safety and other laws and governmental regulations applicable to certain of our infrastructure assets, including additional costs imposed on our business or other adverse impacts as a result of any unfavorable changes in such laws or regulations;
•risks associated with the bankruptcy or default of any of our customers, tenants or borrowers, including the exercise of the rights and remedies of bankrupt entities;
•our continued ability to access the debt and equity markets, including our ability to continue using our SEC shelf registration statements;
•our ability to comply with covenants in instruments governing our indebtedness;
•the potential impact of greenhouse gas regulation and climate change on our or our tenants' business, financial condition and results of operations;
•Crimson's assets were constructed over many decades, which may increase future inspection, maintenance or repair costs, or result in downtime that could have a material adverse effect on our business and results of operations;
•the loss of any member of our management team;
•our ability to successfully implement our selective acquisition strategy;
•our ability to obtain suitable tenants for leased properties;
•our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;
•changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;
•dependence by us and our tenants on key customers for significant revenues, and the risk of defaults by any such tenants or customers;
•our customers' or tenants' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

Table of Contents	Glossary of Defined Terms

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
•some of our directors and officers may have conflicts of interest with respect to certain other business interests related to the Crimson Transaction; and
•risks related to potential terrorist attacks, acts of cyber-terrorism, or similar disruptions that could disrupt access to our information technology systems or result in other significant damage to our business and properties, some of which may not be covered by insurance and all of which could adversely impact distributions to our stockholders.
Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, and Part II, Item 1A, "Risk Factors", in this Report.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $25,260,543 and $22,580,810 (Crimson VIE: $335,865,029, and $0, respectively)	$441,213,095	$106,224,598
Leased property, net of accumulated depreciation of $227,265 and $6,832,167	1,298,763	64,938,010
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,183,950	1,209,736
Cash and cash equivalents (Crimson VIE: $631,776 and $0, respectively)	18,839,994	99,596,907
Accounts and other receivables (Crimson VIE: $10,828,844 and $0, respectively)	15,275,036	3,675,977
Due from affiliated companies (Crimson VIE: $827,264 and $0, respectively)	827,264	—
Deferred costs, net of accumulated amortization of $60,142 and $2,130,334	1,082,205	1,077,883
Inventory (Crimson VIE: $1,690,158 and $0, respectively)	1,795,688	87,940
Prepaid expenses and other assets (Crimson VIE: $6,313,679 and $0, respectively)	8,424,488	2,054,804
Operating right-of-use assets (Crimson VIE: $6,097,344 and $0, respectively)	6,175,414	85,879
Deferred tax asset, net	4,308,976	4,282,576
Goodwill	1,718,868	1,718,868
Total Assets	$502,143,741	$284,953,178
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $1,732,515 and $0	$103,267,485	$—
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,877,445 and $3,041,870	115,172,555	115,008,130
Asset retirement obligation	—	8,762,579
Accounts payable and other accrued liabilities (Crimson VIE: $14,225,232 and $0, respectively)	17,910,708	4,628,847
Management fees payable	608,246	971,626
Due to affiliated companies (Crimson VIE: $1,637,540 and $0, respectively)	2,053,170	—
Operating lease liability (Crimson VIE: $5,752,045 and $0, respectively)	5,800,866	56,441
Unearned revenue (Crimson VIE $315,000 and $0, respectively)	6,294,359	6,125,728
Total Liabilities	$251,107,389	$135,553,351
Commitments and Contingencies (Note 10)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 and $125,270,350 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,108 and 50,108 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	$125,270,350	$125,270,350
Common stock, non-convertible, $0.001 par value; 13,651,521 and 13,651,521 shares issued and outstanding at March 31, 2021 and December 31, 2020 (100,000,000 shares authorized)	13,652	13,652
Additional paid-in capital	336,750,132	339,742,380
Retained deficit	(327,926,126)	(315,626,555)
Total CorEnergy Equity	134,108,008	149,399,827
Non-controlling interest (Crimson)	116,928,344	—
Total Equity	251,036,352	149,399,827
Total Liabilities and Equity	$502,143,741	$284,953,178
Variable Interest Entity (VIE) (Note 15)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenue
Transportation and distribution revenue	$21,295,139	$5,200,500
Pipeline loss allowance subsequent sales	1,075,722	—
Lease revenue	474,475	15,746,504
Deferred rent receivable write-off	—	(30,105,820)
Other revenue	195,162	26,307
Total Revenue (Loss)	23,040,498	(9,132,509)
Expenses
Transportation and distribution expenses	10,342,597	1,375,229
Pipeline loss allowance subsequent sales cost of revenue	948,856	—
General and administrative	9,836,793	3,076,143
Depreciation, amortization and ARO accretion expense	2,898,330	5,647,067
Loss on impairment of leased property	—	140,268,379
Loss on impairment and disposal of leased property	5,811,779	—
Loss on termination of lease	165,644	—
Total Expenses	30,003,999	150,366,818
Operating Loss	$(6,963,501)	$(159,499,327)
Other Income (Expense)
Other income	$63,526	$317,820
Interest expense	(2,931,007)	(2,885,583)
Loss on extinguishment of debt	(861,814)	—
Total Other Expense	(3,729,295)	(2,567,763)
Loss before income taxes	(10,692,796)	(162,067,090)
Taxes
Current tax expense (benefit)	27,867	(394,643)
Deferred tax expense (benefit)	(26,400)	369,921
Income tax expense (benefit), net	1,467	(24,722)
Net loss	(10,694,263)	(162,042,368)
Less: Net income attributable to non-controlling interest	1,605,308	—
Net loss attributable to CorEnergy Stockholders	$(12,299,571)	$(162,042,368)
Preferred dividend requirements	2,309,672	2,260,793
Net loss attributable to Common Stockholders	$(14,609,243)	$(164,303,161)

Loss Per Common Share:
Basic	$(1.07)	$(12.04)
Diluted	$(1.07)	$(12.04)
Weighted Average Shares of Common Stock Outstanding:
Basic	13,651,521	13,648,293
Diluted	13,651,521	13,648,293
Dividends declared per share	$0.050	$0.750
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Total
	Shares	Amount	Amount
Balance at December 31, 2019	13,638,916	$13,639	$125,493,175	$360,844,497	$(9,611,872)	$476,739,439
Net loss	—	—	—	—	(162,042,368)	(162,042,368)
Series A preferred stock dividends	—	—	—	(2,313,780)	—	(2,313,780)
Preferred stock repurchases(1)	—	—	(222,825)	7,932	52,896	(161,997)
Common stock dividends	—	—	—	(10,238,640)	—	(10,238,640)
Common stock issued upon exchange of convertible notes	12,605	13	—	419,116	—	419,129
Balance at March 31, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$348,719,125	$(171,601,344)	$302,401,783
(1) In connection with the repurchase of Series A Preferred Stock during 2020, the deduction from preferred dividends of $52,896 represents the discount in the repurchase price paid compared to the carrying amount derecognized.

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31, 2020	13,651,521	$13,652	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	(12,299,571)	1,605,308	(10,694,263)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	(2,309,672)
Common stock dividends	—	—	—	(682,576)	—	—	(682,576)
Equity attributable to non-controlling interest (Note 3)	—	—	—	—	—	115,323,036	115,323,036
Balance at March 31, 2021 (Unaudited)	13,651,521	$13,652	$125,270,350	$336,750,132	$(327,926,126)	$116,928,344	$251,036,352
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Operating Activities
Net loss	$(10,694,263)	$(162,042,368)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax, net	(26,400)	369,921
Depreciation, amortization and ARO accretion	3,267,034	5,975,316
Loss on impairment of leased property	—	140,268,379
Loss on impairment and disposal of leased property	5,811,779	—
Loss on termination of lease	165,644	—
Deferred rent receivable write-off, noncash	—	30,105,820
Loss on extinguishment of debt	861,814	—
Non-cash lease expense	178,542	—
Loss on sale of equipment	—	3,958
Changes in assets and liabilities:
Deferred rent receivable	—	(247,718)
Accounts and other receivables	(344,371)	649,868
Financing note accrued interest receivable	(6,714)	—
Inventory	(26,111)	—
Prepaid expenses and other assets	(249,081)	(108,007)
Due (from) to affiliated companies, net	1,225,906	—
Management fee payable	(363,380)	3,953
Accounts payable and other accrued liabilities	(1,611,539)	(3,030,782)
Operating lease liability	(523,652)	—
Unearned revenue	(146,369)	(180,628)
Net cash (used in) provided by operating activities	$(2,481,161)	$11,767,712
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	(68,094,324)	—
Purchases of property and equipment, net	(4,625,511)	(13,031)
Proceeds from sale of property and equipment	79,600	—
Proceeds from insurance recovery	60,153	—
Principal payment on financing note receivable	32,500	32,500
Net cash (used in) provided by investing activities	$(72,547,582)	$19,469
Financing Activities
Debt financing costs	(2,735,922)	—
Repurchases of Series A preferred stock	—	(161,997)
Dividends paid on Series A preferred stock	(2,309,672)	(2,313,780)
Dividends paid on common stock	(682,576)	(10,238,640)
Advances on revolving line of credit	3,000,000	—
Payments on revolving line of credit	(3,000,000)	—
Principal payments on secured credit facilities	—	(882,000)
Net cash used in financing activities	$(5,728,170)	$(13,596,417)
Net change in Cash and Cash Equivalents	$(80,756,913)	$(1,809,236)
Cash and Cash Equivalents at beginning of period	99,596,907	120,863,643
Cash and Cash Equivalents at end of period	$18,839,994	$119,054,407

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental Disclosure of Cash Flow Information
Interest paid	$4,254,050	$4,334,215
Income taxes paid (net of refunds)	5,026	(467,407)

Non-Cash Investing Activities
In-kind consideration for the Grand Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	$48,873,169	$—
Crimson Credit Facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	105,000,000	—
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	115,323,036	—
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	868,190	—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$(235,198)	$—
Common stock issued upon exchange and conversion of convertible notes	—	419,129
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
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
The Company owns and operates or leases critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. The Company currently generates revenue from the transportation, via pipeline, of natural gas and crude oil for its customers in Missouri and California. The pipelines are located in areas where it would be difficult to replicate rights of way or transport natural gas or crude oil via non-pipeline alternatives resulting in the Company's assets providing utility-like criticality in the midstream supply chain for its customers. Prior to 2021, the Company focused primarily on entering into long-term triple-net participating leases with energy companies, and also has provided other types of capital, including loans secured by energy infrastructure assets. Over the last twelve months, the Company's asset portfolio has undergone significant changes. The Company divested all of its leased assets including the Grand Isle Gathering System ("GIGS") and Pinedale Liquids Gathering System ("Pinedale LGS"), which are described in this Report.
On February 4, 2021, the Company acquired a 49.50 percent interest in Crimson Midstream Holdings, LLC ("Crimson"), a California Public Utilities Commission ("CPUC") regulated crude oil pipeline owner and operator. The acquired assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including 1,300 active miles) across northern, central and southern California, connecting desirable native California crude production to in-state refineries producing state-mandated specialized fuel blends, among other products. This interest was acquired effective February 1, 2021 and is referred to throughout this Report as the "Crimson Transaction." The repositioning of the Company's asset portfolio from a focus on non-operated leased assets to one of owned and operated assets is enabled by its U.S. Internal Revenue Service ("IRS") Private Letter Ruling ("PLR") related to qualifying income for operated assets. As a result, all of the Company's current assets are owned and operated which provides it with an opportunity to grow the business organically using its footprint in addition to making acquisitions. CorEnergy considers its investments in these energy infrastructure assets to be a single business segment and reports them accordingly in its financial statements.
Basis of Presentation and Consolidation

The accompanying consolidated financial statements include CorEnergy accounts and the accounts of its wholly-owned subsidiaries and variable interest entities ("VIEs") for which CorEnergy is the primary beneficiary. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the Company's net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable.
The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether it owns a variable interest in a VIE, the Company performs a qualitative analysis of the entity's design, primary decision makers, key agreements governing the VIE, voting interests and significant activities impacting the VIE's economic performance. The Company continually monitors consolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.

Table of Contents	Glossary of Defined Terms

As described above, the Company acquired a 49.50 percent interest in Crimson, which is a legal entity that meets the VIE criteria. As a result of its consolidation analysis more fully described in Note 15 ("Variable Interest Entity"), the Company determined it is the primary beneficiary of Crimson due to its related party relationship with Crimson's 50.50 percent interest holder. Therefore, beginning February 1, 2021, Crimson is consolidated in the Company's consolidated financial statements and the non-controlling interest is presented as a component of equity. Refer to Note 13 ("Stockholders' Equity") for further discussion of the non-controlling interest in Crimson. The consolidated financial statements also include the accounts of any limited partnerships where the Company represents the general partner and, based on all facts and circumstances, controls such limited partnerships, unless the limited partner has substantive participating rights or substantive kick-out rights. Refer to Note 15 ("Variable Interest Entity"), for further discussion of the Company's consolidated VIEs.
Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on March 4, 2021 (the "2020 CorEnergy 10-K").
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
In December of 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company adopted ASU 2019-12 as of January 1, 2021, and it did not have a material impact on its consolidated financial statements.
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

Table of Contents	Glossary of Defined Terms

to early adopt ASU 2020-6 on January 1, 2021 and noted that the standard does not have an impact on the Company's consolidated financial statements.
3. ACQUISITION
Crimson Midstream Holdings, LLC
Effective February 1, 2021, the Company completed the acquisition of a 49.50 percent interest in Crimson (which includes a 49.50 percent voting interest and the right to 100.0 percent of the economic benefit of Crimson's business, after satisfying the distribution rights of the remaining equity holders) for total consideration with a fair value of $343.8 million, and with the right to acquire the remaining 50.50 percent, subject to CPUC approval. The consideration consisted of a combination of cash on hand of $74.6 million (after giving effect to initial working capital adjustments), commitments to issue new common and preferred equity valued at $115.3 million (also after giving effect to the initial working capital adjustments), contribution of the GIGS asset with a fair value of $48.9 million to the sellers and $105.0 million in new term loan and revolver borrowings, all as detailed further below. Crimson is a CPUC regulated crude oil pipeline owner and operator, and its assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including 1,300 active miles) across northern, central and southern California, connecting California crude production to in-state refineries.
To effect the Crimson Transaction, on February 4, 2021, the Company entered into and consummated a Membership Interest Purchase Agreement (the "MIPA") with CGI Crimson Holdings, L.L.C. ("Carlyle"), Crimson, and John D. Grier ("Grier"). Pursuant to the terms of the MIPA, the Company acquired all of the Class C Units of Crimson owned by Carlyle, which represents 49.50 percent of all of the issued and outstanding membership interests of Crimson for approximately $66.0 million in cash (net of working capital adjustments) and the transfer to Carlyle of the Company's interest in GIGS (as further described in Note 5 ("Leased Properties And Leases")). Crimson Midstream Operating and Corridor MoGas also entered into a $105.0 million Amended and Restated Credit Agreement with Wells Fargo (as further described below and in Note 12 ("Debt")).
Simultaneously, Crimson, the Company, Grier and certain affiliated trusts of Grier (collectively with Grier, the "Grier Members") entered into the Third Amended and Restated Limited Liability Company Agreement ("Third LLC Agreement”) of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members' outstanding membership interests in Crimson were exchanged for 1,613,202 Class A-1 units of Crimson, 2,436,000 Class A-2 units of Crimson and 2,450,142 Class A- 3 units of Crimson, which, as described in Note 13 ("Stockholders' Equity"), may eventually be exchangeable for shares of the Company's common and preferred stock. The Company received 10,000 Class B-1 units, which represent the Company's economic interest in Crimson. Additionally, 495,000 Class C-1 units (representing 49.50 percent of the voting interests under the Third LLC Agreement) were issued to the Company in exchange for the former Class C units acquired from Carlyle and 505,000 Class C-1 units (representing 50.50 percent of the voting interests under the Third LLC Agreement) were issued to the Grier Members, in exchange for the Class C units held by Grier prior to the Crimson Transaction.
The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as an appraisal of tangible assets and liabilities including working capital are finalized and purchase price adjustments are completed. The following is a summary of a preliminary allocation of the purchase price:

Table of Contents	Glossary of Defined Terms

Crimson Midstream Holdings, LLC	As of February 1, 2021
Assets Acquired
Cash and cash equivalents	$6,554,921
Accounts and other receivables	11,394,441
Inventory	1,681,637
Prepaid expenses and other assets	6,144,932
Property and equipment	332,174,531
Operating right-of-use asset	6,268,077
Total assets acquired:	$364,218,539
Liabilities Assumed
Accounts payable and other accrued liabilities	$13,790,011
Operating lease liability	6,268,077
Unearned revenue	315,000
Total liabilities assumed:	$20,373,088
Fair Value of Net Assets Acquired:	$343,845,451
Non-controlling interest at fair value(1)	$115,323,036
(1) Includes a non-controlling interest for Grier's equity consideration in the A-1, A-2 and A-3 units with a fair value of $115.3 million. Refer to "Fair Value of Non-controlling Interest" below and Note 13 ("Stockholders' Equity") for further details.

Fair Value of Assets and Liabilities Acquired

The fair value of property and equipment was determined from an external valuation performed by an unrelated third party specialist based on the cost methodology. The preliminary fair value measurement of tangible assets is based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. The significant unobservable input used includes a discount rate based on an estimated weighted average cost of capital of a theoretical market participant. The Company utilized a weighted average discount rate of 14.0 percent when deriving the fair value of the property and equipment acquired. The weighted average discount rate reflects management's best estimate of inputs a market participant would utilize. In addition, the Company utilized revenue, cost and growth projections in its discounted cash flows to value the assets and liabilities acquired as well as relevant third-party valuation data for the pipeline right of ways. The carrying value of cash and cash equivalents, accounts and other receivables, prepaid expenses and other assets, and accounts payable and other accrued liabilities, approximate fair value due to their short term, highly liquid nature. Inventory was valued based on average crude oil inventory prices, less an applicable discount to sell, at the acquisition date.

Fair Value of Non-controlling Interest

The fair value of the non-controlling interest for each of the A-1, A-2 and A-3 units was determined from an external valuation performed by an unrelated third party specialist. As described in Note 13 ("Stockholders' Equity"), the A-1, A-2 and A-3 units have the right to receive any distributions that the Company's Board of Directors determines would be payable as if they held the shares of Series C Preferred Stock, Series B Preferred Stock and Class B Common Stock, respectively. To determine the fair value of the units on February 1, 2021, the third-party valuation specialists developed a Monte Carlo model to simulate a distribution of future prices underlying the CorEnergy securities associated with the A-1, A-2 and A-3 units. The fair value measurement is based on observable inputs related to the Company's common stock and Series A Preferred Stock, including stock price, historical volatility and dividend yield. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.88 percent for the A-1 units and 11.75 percent for the A-3 units. The valuation for the A-2 units assumes stockholder approval will be received to exchange the A-2 units to Class B Common instead of Series B Preferred Stock. Therefore, the valuation mirrors the assumptions utilized for the A-3 units.

During the three months ended March 31, 2021, the Company incurred transaction costs and financing costs at closing of approximately $2.0 million and $2.8 million, respectively. The Company also incurred due diligence costs and other financing cost of $783 thousand and $235 thousand, respectively, for three months ended March 31, 2021. Total transaction, due diligence and financing costs, including $1.5 million incurred for the year ended December 31, 2020, for the Crimson Transaction were $7.3 million. Transaction and due diligence costs are recorded in general and administrative expenses in the

Table of Contents	Glossary of Defined Terms

Consolidated Statements of Operation. Financing costs were capitalized as deferred debt issuance costs in the Consolidated Balance Sheet. For the period from February 1, 2021 (effective date of the acquisition) to March 31, 2021, revenues for Crimson were $17.3 million and net earnings were $3.2 million.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma revenue information for the quarter ended March 31, 2021 assumes that the Crimson acquisition occurred at the beginning of 2020, and reflects the full results for the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company's accounting policies. The Company has excluded pro forma information related to net earnings (loss) as it is impracticable to provide the information as Crimson was part of a larger entity that was separated via a common control transfer at the closing of the Crimson Transaction. As a result, quarterly financial information has not been carved-out for the Crimson entities acquired in prior quarterly periods.

	Pro Forma Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	$31,828,521	$6,639,924

4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of natural gas supply, crude oil and natural gas transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement.
Crude Oil and Natural Gas Transportation and Distribution
Under the Company's (i) natural gas supply, (ii) crude oil and natural gas transportation and (iii) natural gas distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as the commodity is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract, and the Company satisfies performance obligations over time as midstream transportation and distribution services are performed. The transaction price is calculated based on (i) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) CPUC and FERC regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual CPI escalators) in the case of the Company's distribution agreement.
The Company's crude oil transportation revenue also includes amounts earned for pipeline loss allowance ("PLA"). PLA revenue, recorded within transportation revenue, represents the estimated realizable value of the earned loss allowance volumes received by the Company as applicable under the tariff or contract. As is common in the pipeline transportation industry, as crude oil is transported, the Company earns a small percentage of the crude oil volume transported to offset any measurement uncertainty or actual volumes lost in transit. The Company will settle the PLA with its shippers either in-kind or in cash. PLA received by the Company typically exceeds actual pipeline losses in transit and typically results in a benefit to the Company. For PLA volumes received in-kind, the Company records these in inventory.
When PLA is paid in-kind, the barrels are valued at current market price less standard deductions, recorded as inventory and recognized as non-cash consideration revenue, concurrent with related transportation services. PLA paid in cash is treated in the same way as in-kind, but no inventory is created. In accordance with ASC 606, when control of the PLA volumes have been transferred to the purchaser, the Company records this non-cash consideration as revenue at the contractual sales price within PLA revenue and PLA cost of revenues.
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

Table of Contents	Glossary of Defined Terms

During the fourth quarter of 2020, MoGas entered into a new long-term firm transportation services agreement with Spire, its largest customer. Upon completion of the STL interconnect project, the agreement increased Spire’s firm capacity from 62,800 dekatherms per day to 145,600 dekatherms per day through October 2030 and replaced the previous firm transportation agreement. In accordance with ASC 606, the Company accounted for the contract modification in the fourth quarter of 2020 as a termination of the existing transportation contract and a creation of a new transportation contract with Spire that was accounted for prospectively. The remaining contract liability will decline at a rate of approximately $146 thousand per quarter through the end of the contract in October 2030. As of March 31, 2021, the revenue allocated to the remaining performance obligation under this contract is approximately $67.0 million.
System Maintenance & Improvement
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
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of March 31, 2021:

	Contract Liability(1)
	March 31, 2021	December 31, 2020
Beginning Balance January 1	$6,104,979	$6,850,790
Unrecognized Performance Obligations	315,000	347,811
Recognized Performance Obligations	(146,369)	(1,093,622)
Ending Balance	$6,273,610	$6,104,979
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $330 thousand and $363 thousand as of March 31, 2021 and December 31, 2020, respectively. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of March 31, 2021, the remaining unamortized deferred contract costs balance was approximately $1.0 million. The contract asset and deferred contract costs balances are included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Crude oil transportation revenue	73.3%	—%
Natural gas transportation revenue	17.9%	68.8%
Natural gas distribution revenue	5.6%	23.2%
5. LEASED PROPERTIES AND LEASES
LESSOR - LEASED PROPERTIES
Prior to 2021, the Company primarily acquired mid-stream and downstream assets in the U.S. energy sector such as pipelines, storage terminals, and gas and electric distribution systems and, historically, leased many of these assets to operators under triple-net leases. The Company's leased property was classified as an operating lease and was recorded as leased property in the Consolidated Balance Sheets. Base rent related to the Company's leased property was recognized on a straight-line basis over the term of the lease when collectability was probable. Participating rent was recognized when it was earned, based on the achievement of specified performance criteria. Base and participating rent were recorded as lease revenue in the Consolidated Statements of Operations. The Company regularly evaluated the collectability of any deferred rent receivable on a lease by lease basis. The evaluation primarily included assessing the financial condition and credit quality of the Company's tenants, changes in tenants' payment history and current economic factors. When the collectability of the deferred rent receivable or

Table of Contents	Glossary of Defined Terms

future lease payments were no longer probable, the Company recognized a write-off of the deferred rent receivable as a reduction of revenue in the Consolidated Statements of Operations.
The Company divested all of its leased assets including (i) GIGS on February 4, 2021 as described further below and (ii) the Pinedale Liquids Gathering System ("Pinedale LGS") on June 30, 2020 in a sale to its tenant, Ultra Wyoming, LLC ("Ultra Wyoming") pursuant to the terms of the sale agreement approved by the U.S. Bankruptcy Court overseeing the bankruptcy proceedings of Ultra Wyoming and its parent company, Ultra Petroleum Corp ("UPL"). The sale of the Pinedale LGS was previously disclosed in the Company's 2020 SEC filings.
Sale and Impairment of the Grand Isle Gathering System
During 2020, the EGC Tenant's nonpayment of rent along with the significant decline in the global oil market triggered indicators of impairment for the GIGS asset. As a result, the Company recognized a $140.3 million loss on impairment of leased property related to the GIGS asset in the Consolidated Statements of Operations for the three months ended March 31, 2020. The Company also previously recognized a deferred rent receivable for the Grand Isle Gathering Lease, which primarily represented timing differences between the straight-line revenue recognition and contractual lease receipts over the lease term. Given the EGC's Tenant's nonpayment of rent and the Company's expectations surrounding the collectability of the contractual lease payments under the lease, the Company recognized a non-cash write-off of the deferred rent receivable of $30.1 million. The non-cash write-off was recognized as a reduction of revenue in the Consolidated Statements of Operations for the three months ended March 31, 2020.
As discussed in Note 3 ("Acquisition"), on February 4, 2021, the Company contributed the GIGS asset as partial consideration for the acquisition of its interest in Crimson resulting in its disposal, along with the asset retirement obligation (collectively, the "GIGS Disposal Group"), which was assumed by the sellers. Upon meeting the held for sale criteria in mid-January 2021, the Company ceased recording depreciation on the GIGS asset. The GIGS asset had a carrying value of $63.5 million and the asset retirement obligation had a carrying value of $8.8 million, or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of approximately $48.9 million at the time of disposal, which was determined by a discounted cash flow model and utilized the forecast of a market participant and their expected operation of the asset. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.75 percent. The contribution of the GIGS Disposal Group resulted in a loss on impairment and disposal of leased property of $5.8 million in the Consolidated Statements of Operations in the first quarter of 2021.
Termination of the Grand Isle Lease Agreement
As described in Note 10 ("Commitments and Contingencies"), in connection with the GIGS disposition, the Company and Grand Isle Corridor entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement") with the EGC Tenant, EGC, and CEXXI, LLC (the "EXXI Entities") related to the previously reported litigation between them and terminated the Grand Isle Lease Agreement. The termination of the Grand Isle Lease Agreement resulted in the write-off of deferred lease costs of $166 thousand, which is recorded as a loss on termination of lease in the Consolidated Statements of Operations for the three months ended March 31, 2021.
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Operations associated with the Company's leases and leased properties:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Depreciation Expense
GIGS	$140,860	$2,440,588
Pinedale	—	2,217,360
United Property Systems	10,314	9,831
Total Depreciation Expense	$151,174	$4,667,779
Amortization Expense - Deferred Lease Costs
GIGS	$2,547	$7,641
Pinedale	—	15,342
Total Amortization Expense - Deferred Lease Costs	$2,547	$22,983
ARO Accretion Expense
GIGS	$40,546	$112,171
Total ARO Accretion Expense	$40,546	$112,171

Table of Contents	Glossary of Defined Terms

The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	March 31, 2021	December 31, 2020
Net Deferred Lease Costs
GIGS	$—	$168,191
Total Deferred Lease Costs, net	$—	$168,191
LESSEE - LEASED PROPERTIES
The Company and its subsidiaries currently lease land, corporate office space and single-use office space. During the three months ended March 31, 2021, the Company acquired additional right-of-use assets and lease liabilities in connection with the Crimson Transaction. The Company's leases are classified as operating leases and presented as operating right-of-use asset and operating lease liability on the Consolidated Balance Sheet. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Lease cost:
Operating lease cost	$241,182	$12,088
Short term lease cost	102,014	—

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	586,481	12,088
Weighted-average remaining lease term - operating leases (in years)	10.5	2.4
Weighted average discount rate - operating leases	7.04%	7.20%

The following table reflects the undiscounted cash flows for future minimum lease payments under noncancelable operating leases reconciled to the Company's lease liabilities on our Consolidated Balance Sheet as of March 31, 2021:

Operating
For the Years Ending	Leases
2021	$741,839
2022	1,416,102
2023	830,216
2024	419,068
2025	419,068
Thereafter	4,902,398
Total	8,728,691
Less: Present Value Discount	2,927,825
Operating Lease Liabilities	$5,800,866
6. FINANCING NOTES RECEIVABLE
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

Table of Contents	Glossary of Defined Terms

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
On May 22, 2020, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from June 30, 2021 to November 30, 2024 and (ii) to reduce payments to interest only through December 31, 2020. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 8.5 percent through May 31, 2021. Subsequent to May 31, 2021 interest will accrue at an annual rate of 12.0 percent. Monthly principal payments of approximately $11 thousand resumed on January 1, 2021 and will increase annually beginning on June 30, 2021 through the maturity date. As of March 31, 2021 and December 31, 2020, the Compass REIT Loan was valued at $1.2 million.
7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of March 31, 2021 and December 31, 2020, are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2021	December 31, 2020
Deferred Tax Assets:
Deferred contract revenue	$1,439,599	$1,474,962
Net operating loss carryforwards	6,656,964	6,438,628
Capital loss carryforward	92,418	92,418
Other	420	420
Sub-total	$8,189,401	$8,006,428
Valuation allowance	(92,418)	(92,418)
Sub-total	$8,096,983	$7,914,010
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(3,730,427)	$(3,578,283)
Other	(57,580)	(53,151)
Sub-total	$(3,788,007)	$(3,631,434)
Total net deferred tax asset	$4,308,976	$4,282,576
As of March 31, 2021, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years beginning with the year ended December 31, 2017 remain open to examination by federal and state tax authorities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs originating in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Certain of the Company’s TRSs have NOLs totaling approximately $1.2 million that are eligible for carryback under the CARES Act. The benefit of these carrybacks has been recorded as an increase to income taxes receivable and a reduction to deferred tax assets as of December 31, 2020. Certain NOLs which were initially measured at the current corporate income tax rate of 21 percent are being carried back to offset taxable income that was taxed at a pre-Tax Cuts and Jobs Act of 2017 rate of 34 percent. The benefit received from the rate differential was reflected in the income tax provision for the year ended December 31, 2020.

Table of Contents	Glossary of Defined Terms

For the year ended December 31, 2019, the Company generated a capital loss carryforward resulting from the liquidation of Lightfoot. The capital loss decreased upon receipt of the final 2019 K-1's in the first quarter of 2020. The amount of the carryforward for tax purposes was approximately $440 thousand as of both March 31, 2021 and December 31, 2020, respectively, and if not utilized, this carryforward will expire as of December 31, 2024. Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand was recorded equal to the amount of the tax benefit of this carryforward at both March 31, 2021 and December 31, 2020, respectively. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three months ended March 31, 2021 and 2020 to loss from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2021	March 31, 2020
Application of statutory income tax rate	$(2,245,487)	$(34,034,089)
State income taxes, net of federal tax expense	810	34,509
Federal Tax Attributable to Income of Real Estate Investment Trust	2,245,959	34,134,344
Other	185	(159,486)
Total income tax expense (benefit)	$1,467	$(24,722)
The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2021	March 31, 2020
Current tax expense (benefit)
Federal	$22,740	$(409,643)
State (net of federal tax expense (benefit))	5,127	15,000
Total current tax expense (benefit)	$27,867	$(394,643)
Deferred tax expense (benefit)
Federal	$(22,083)	$350,412
State (net of federal tax expense (benefit))	(4,317)	19,509
Total deferred tax expense (benefit)	$(26,400)	$369,921
Total income tax expense (benefit), net	$1,467	$(24,722)

Table of Contents	Glossary of Defined Terms

8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	March 31, 2021	December 31, 2020
Land	$23,199,330	$686,330
Crude oil pipelines	156,001,983	—
Natural gas pipeline	104,845,781	104,869,418
Right-of-way agreements	104,466,374	22,041,047
Tanks	29,622,688	—
Station and pumping equipment	24,617,680	—
Other pipeline accessories and property	12,242,069	—
Construction work in progress	6,051,938	220,157
Vehicles, trailers and other equipment	2,041,878	719,897
Communication systems	1,830,589	—
Office equipment and computers	1,000,838	268,559
Leasehold improvements	431,253	—
Buildings	121,237	—
Gross property and equipment	$466,473,638	$128,805,408
Less: accumulated depreciation	(25,260,543)	(22,580,810)
Net property and equipment	$441,213,095	$106,224,598
Depreciation expense was $2.7 million and $844 thousand for the three months ended March 31, 2021 and 2020, respectively.
9. MANAGEMENT AGREEMENT
On February 4, 2021, the Company entered into a Contribution Agreement with Richard C. Green, Rick Kreul, Rebecca M. Sandring, Sean DeGon, Jeff Teeven, Jeffrey E. Fulmer, David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016), and Campbell Hamilton, Inc., which is an entity controlled by David J. Schulte (collectively, the "Contributors"), and Corridor InfraTrust Management, LLC ("Corridor" or the "Manager"), the Company's external manager. Consummation of the transactions contemplated in the Contribution Agreement will result in the internalization of the Manager (the "Internalization"), subject to stockholder approval. Following the Internalization, the Company will own all material assets of Corridor currently used in the conduct of its business and will be managed by officers and employees who currently work for the Manager and who are expected to become employees of the Company as a result of the Internalization.
In payment of the aggregate Internalization consideration (the "Internalization Consideration"), subject to approval by the Company's stockholders in compliance with NYSE rules, the Company will issue to the Contributors, on a pro rata basis (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of Series A Preferred (collectively with the Common Stock and Class B Common Stock, the "REIT Stock").
Contemporaneously with execution of the Contribution Agreement, the Company and Corridor entered into the First Amendment (the "First Amendment") to the Management Agreement dated as of May 8, 2015 (as amended, the "Management Agreement") that has the effect, beginning February 1, 2021, of (i) eliminating the management fee, (ii) providing a one-time, $1.0 million advance to Corridor to fund bonus payments to its employees in connection with the Internalization and (iii) providing payments to Corridor for actual employee compensation and office related expenses. Further, the First Amendment provides that, beginning April 1, 2021, the Company will pay Corridor additional cash fees equivalent to the aggregate amount of all distributions that would accrue, if declared, on and after such date with respect to the securities to be issued as the Internalization Consideration pursuant to the Contribution Agreement (an amount, assuming payment on a cash basis equal to approximately $172 thousand per quarter). This agreement is in effect until the closing of the Internalization or termination of the Contribution Agreement.
Fees incurred under the Management Agreement for the three months ended March 31, 2021 were $1.9 million compared to $1.6 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the fees incurred include $1.0 million related to a transaction bonus outlined in the Contribution Agreement, $321 thousand for January 2021 management fees under the Management Agreement and $608 thousand for reimbursement of Corridor employee compensation and office related expenses under the First Amendment. The Company also reimbursed Corridor for approximately $50 thousand in legal fees incurred in connection with the Internalization and paid investment advisors $1.9 million in connection with the execution of the Contribution Agreement. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.

Table of Contents	Glossary of Defined Terms

The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three months ended March 31, 2021 were $13 thousand compared to $64 thousand for the three months ended March 31, 2020. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.

10. COMMITMENTS AND CONTINGENCIES

CorEnergy Legal Proceedings
The Company initiated litigation on March 26, 2019 to enforce the terms of the Grand Isle Lease Agreement requiring that the Company be provided with copies of certain financial statement information that it was required to file pursuant to SEC Regulation S-X, as described in Section 2340 of the SEC Financial Reporting Manual, in the case CorEnergy Infrastructure Trust, Inc. and Grand Isle Corridor, LP v. Energy XXI Gulf Coast, Inc. and Energy XXI GIGS Services, LLC, Case No. 01-19-0228-CV in the 11th District Court of Harris County, Texas. The Company sought and obtained a temporary restraining order mandating that our tenant deliver the required financial statements. On April 1, 2019, that order was stayed pending an appeal by the tenant to the Texas First District Court of Appeals in Houston. On January 6, 2020, that appellate court rejected the tenant's appeal and remanded the case for further proceedings in the 11th District Court of Harris County, Texas. While the appeal was pending, the original temporary restraining order lapsed by its own terms. In May 2020, the trial court granted the Company's motion for partial summary judgment mandating the tenant deliver the required financial statements. The parties agreed to stay this case in order to facilitate settlement discussions (see below).
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
On April 20, 2020, EGC and its parent company, CEXXI, LLC, filed an adversary proceeding against the Company and Grand Isle Corridor, Energy XXI Gulf Coast, LLC and CEXXI, LLC v. Grand Isle Corridor, LP and CorEnergy Infrastructure Trust, Inc., Adv. No. 20-03084, in the United States Bankruptcy Court for the Southern District of Texas. In this suit, EGC was asking the bankruptcy court in which EGC filed for bankruptcy in 2016 to declare that the assignment and assumption of the guarantee of the Grand Isle Lease Agreement, which was a part of that earlier bankruptcy proceeding, is null and void. The Company believes this claim was meritless. The parties agreed to stay this case (see below).
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
On February 4, 2021, the Company contributed the GIGS asset as partial consideration for the acquisition of its interest in Crimson. In connection with the disposition, the Company and Grand Isle Corridor entered into Settlement Agreement with the EXXI Entities. The EGC Tenant is the tenant under the Grand Isle Lease Agreement, dated June 30, 2015 with Grand Isle Corridor. Grand Isle Corridor initially received a Guaranty dated June 22, 2015 from Energy XXI Ltd. in connection with the original purchase of the GIGS, which was assumed by EGC, as guarantor of the obligations of the EGC Tenant pursuant to the terms of the Assignment and Assumption of Guaranty and Release dated December 30, 2016 (as assigned and assumed, the "Tenant Guaranty").
Pursuant to the terms of the Settlement Agreement, the Company and Grand Isle Corridor released the EXXI Entities from any and all claims, except for the Environmental Indemnity under the Grand Isle Lease Agreement, which shall survive, and the EXXI Entities released the Company and Grand Isle Corridor from any and all claims. The parties have also agreed to jointly dismiss the litigation described above in connection with the Settlement Agreement. Additionally, the Grand Isle Lease Agreement and Tenant Guaranty were cancelled and terminated.
Crimson Legal Proceedings
On October 30, 2014, the owner of a property on which Crimson built a valve access vault filed an action against Crimson, claiming that Crimson's pre-existing pipeline easement did not authorize the construction of the vault. Crimson responded by filing a condemnation action on October 26, 2015 to acquire new easements for the vault and related pipeline, and the cases

Table of Contents	Glossary of Defined Terms

were consolidated into one action, Crimson California Pipeline L.P. v. Noarus Properties, Inc.; and Does 1 through 99, Case No. BC598951, in the Los Angeles Superior Court-Central District. The property owner has claimed damages of $7,500,000. A legal issues trial relating to liability for damages is scheduled for July 12, 2021, and a jury trial to determine the amount of damages, if any, is scheduled for November 1, 2021. Crimson is vigorously defending itself against the claims asserted by the property owner in this matter and, while the outcome cannot be predicted, management believes the ultimate resolution of this matter will not have a material adverse impact on the Company’s results of operations, financial position or cash flows.
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
California Bonds Indemnification
On March 31, 2021, the Company executed a General Agreement of Indemnity (the "Indemnity Agreement") for the benefit of Federal Insurance Company, Westchester Fire Insurance Company and each of their respective direct and indirect subsidiaries, parent companies and affiliates (individually and collectively, "the Surety") related to the surety bonds at Crimson. The Company, jointly and severally, agrees to pay the Surety the agreed premium for the bonds and upon written request of the Surety at any time, collateral security for its suretyship until such time evidence is provided of the termination of any past, present and future liability under any bonds. The Indemnity Agreement may be terminated by the Company upon twenty days written notice. The premium for the bonds currently outstanding is approximately $83 thousand.
11. FAIR VALUE
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
Inventory - Inventory primarily consists of crude oil earned as in-kind PLA payments and is valued using an average costing method at the lower of cost and net realizable value.

Table of Contents	Glossary of Defined Terms

Secured Credit Facilities — The fair value of the Company's long-term variable-rate and fixed-rate debt under its secured credit facilities approximates carrying value.
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices from either active (Level 1) or generally active (Level 2) markets.

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2021		December 31, 2020
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$18,839,994	$18,839,994	$99,596,907	$99,596,907
Financing notes receivable (Note 6)	Level 3	1,183,950	1,183,950	1,209,736	1,209,736
Inventory	Level 1	1,795,688	1,795,688	87,940	87,940
Financial Liabilities:
Crimson secured credit facility - Term Loan	Level 2	$78,267,485	$78,267,485	$—	$—
Crimson secured credit facility - Revolver(2)	Level 2	23,917,795	23,917,795	—	—
5.875% Unsecured Convertible Senior Notes	Level 2	115,172,555	108,516,282	115,008,130	84,409,292
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
(2) The carrying value of the Crimson Revolver is presented net of unamortized debt issuance costs classified as an asset in deferred costs.
12. DEBT
The following is a summary of the Company's debt facilities and balances as of March 31, 2021 and December 31, 2020:

	Total Commitment or Original Principal	Quarterly Principal Payments		March 31, 2021		December 31, 2020
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Secured Credit Facility:
Crimson Revolver	$50,000,000	$—	2/4/2024	$25,000,000	4.61%	$—	—%
Crimson Term Loan	80,000,000	2,000,000	2/4/2024	80,000,000	4.61%	—	—%
Crimson Uncommitted Incremental Credit Facility	25,000,000	—	2/4/2024	—	—%	—	—%
CorEnergy Secured Credit Facility (1):
CorEnergy Revolver	160,000,000	—	7/28/2022	—	—%	—	2.89%
MoGas Revolver	1,000,000	—	7/28/2022	—	—%	—	2.89%
Omega Line of Credit (2)	1,500,000	—	4/30/2021	—	—%	—	4.14%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$223,050,000		$118,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Senior Notes				$364,313		$385,131
Unamortized discount on 5.875% Convertible Senior Notes				2,513,132		2,656,739
Unamortized deferred financing costs on Crimson Secured Credit Facility (3)				1,732,515		—
Total Debt, net of deferred financing costs				$218,440,040		$115,008,130
Debt due within one year				$8,000,000		$—
(1) The CorEnergy Secured Credit Facility was terminated on February 4, 2021 in connection with the Crimson Transaction described in Note 3 ("Acquisition").
(2) The Omega Line of Credit was terminated on February 4, 2021 in connection with the Crimson Transaction described in Note 3 ("Acquisition").
(3) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.

Table of Contents	Glossary of Defined Terms

Crimson Credit Facility
On February 4, 2021, in connection with the Crimson Transaction, Crimson Midstream Operating and Corridor MoGas, (collectively, the "Borrowers"), together with Crimson, MoGas Debt Holdco LLC, MoGas, CorEnergy Pipeline Company, LLC, United Property Systems, Crimson Pipeline, LLC and Cardinal Pipeline, L.P. (collectively, the "Guarantors") entered into the Crimson Credit Facility with the lenders from time to time party thereto and Wells Fargo Bank, as administrative agent for other participating lenders. The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility ("Crimson Revolver"), an $80.0 million term loan ("Crimson Term Loan") and an uncommitted incremental credit facility of $25.0 million. Upon closing of the Crimson Transaction described in Note 3 ("Acquisition"), the Borrowers drew the $80.0 million Crimson Term Loan and $25.0 million on the Crimson Revolver. Subsequent to the initial closing, on March 25, 2021, Crimson contributed all of its equity interests in Crimson Midstream Services, LLC and Crimson Midstream I Corporation to Crimson Midstream Operating, and, effective as of May 4, 2021, such subsidiaries have become additional Guarantors pursuant to the Amended and Restated Guaranty Agreement and parties to the Amended and Restated Security Agreement and (in the case of Crimson Midstream I Corporation) the Amended and Restated Pledge Agreement.
The loans under the Crimson Credit Facility mature on February 4, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021. Subject to certain conditions, all loans made under the Crimson Credit Facility shall, at the option of the Borrowers, bear interest at either (a) LIBOR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility); however, the initial interest rate is set at the top level of the pricing grid until the first compliance reporting event for the period ending June 30, 2021.
Outstanding balances under the facility are guaranteed by the Guarantors pursuant to the Amended and Restated Guaranty Agreement and secured by all assets of the Borrowers and Guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customary excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. Under the terms of the Crimson Credit Facility, the Borrowers and their restricted subsidiaries will be subject to certain financial covenants commencing with the fiscal quarter ending June 30, 2021 as follows (i): the total leverage ratio shall not be greater than: (a) 3.00 to 1.00 commencing with the fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending December 31, 2021; (b) 2.75 to 1.00 commencing with the fiscal quarter ending March 31, 2022 through and including the fiscal quarter ending December 31, 2022; and (c) 2.50 to 1.00 commencing with the fiscal quarter ending March 31, 2023 and for each fiscal quarter thereafter and (ii) the debt service coverage ratio, shall not be less than 2.00 to 1.00.
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

Table of Contents	Glossary of Defined Terms

Contractual Payments
The remaining contractual principal payments as of March 31, 2021 under the Crimson Credit Facility are as follows:

Year	Crimson Term Loan	Crimson Revolver	Total
2021	$6,000,000	$—	$6,000,000
2022	8,000,000	—	8,000,000
2023	8,000,000	—	8,000,000
2024	58,000,000	25,000,000	83,000,000
2025	—	—	—
Thereafter	—	—	—
Total Remaining Contractual Payments	$80,000,000	$25,000,000	$105,000,000

Subsequent to March 31, 2021, Crimson Midstream Operating and Corridor MoGas, Inc. borrowed an additional $5.0 million under the Crimson Revolver bringing outstanding borrowings under the Crimson Revolver to $30.0 million.
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
On February 4, 2021, in connection with the acquisition of Crimson, the Company terminated the CorEnergy Credit Facility. On the date of termination, there was no indebtedness outstanding under this facility, and the loan documents providing for the facility, and the security interests securing it, were terminated and released. The termination of the CorEnergy Credit Facility resulted in the write-off of the remaining deferred financing costs of $862 thousand, which is recorded as a loss on extinguishment of debt in the Consolidated Statement of Operations for the three months ended March 31, 2021.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three months ended March 31, 2021 and 2020 is as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Crimson Credit Facility	$156,399	$—
CorEnergy Credit Facility	47,879	143,635
Amended Pinedale Term Credit Facility	—	13,205
Total Deferred Debt Cost Amortization Expense (1)(2)	$204,278	$156,840
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt cost amortization relating to the convertible notes included in the Consolidated Statements of Operations, refer to the Convertible Note Interest Expense table below.
Convertible Debt
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
On April 29, 2020, the Company repurchased approximately $2.0 million face amount of its 5.875% Convertible Notes. Subsequent to the transaction and as of March 31, 2021, the Company has $118.1 million aggregate principal amount of 5.875% Convertible Notes outstanding.
Convertible Note Interest Expense
The following is a summary of the impact of convertible notes on interest expense for the three months ended March 31, 2021 and 2020:

Convertible Note Interest Expense
	For the Three Months Ended
	March 31, 2021	March 31, 2020
7.00% Convertible Notes:
Interest Expense	$—	$31,215
Discount Amortization	—	3,645
Deferred Debt Issuance Amortization	—	622
Total 7.00% Convertible Notes	$—	$35,482

5.875% Convertible Notes:
Interest Expense	$1,733,859	$1,762,500
Discount Amortization	143,607	145,980
Deferred Debt Issuance Amortization	20,818	21,162
Total 5.875% Convertible Notes	$1,898,284	$1,929,642
Total Convertible Note Interest Expense	$1,898,284	$1,965,124
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for each of the three months ended March 31, 2021 and 2020, respectively.
13. STOCKHOLDERS' EQUITY
PREFERRED STOCK
As of March 31, 2021, the Company has a total of 5,010,814 depository shares outstanding, or approximately 50,108 whole shares of its 7.375% Series A Preferred Stock. See Note 17 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of March 31, 2021, the Company has 13,651,521 of common shares issued and outstanding. See Note 17 ("Subsequent Events") for further information regarding the declaration of a dividend on the common stock.
NON-CONTROLLING INTEREST
As disclosed in Note 3 ("Acquisition") as part of the Crimson Transaction, the Company, Grier and the Grier Members entered into the Third LLC Agreement of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members' and the Company's interests in Crimson are summarized in the table below:

Table of Contents	Glossary of Defined Terms

	Grier Members	CorEnergy
Economic ownership interests in Crimson Midstream Holdings, LLC	(in units, except as noted)
Class A-1 Units	1,613,202	—
Class A-2 Units	2,436,000	—
Class A-3 Units	2,450,142	—

Class B-1 Units	—	10,000

Voting ownership interests in Crimson Midstream Holdings, LLC
Class C-1 Units	505,000	495,000
Voting Interests of C-1 Units (%)	50.50%	49.50%
Upon closing of the Crimson Transaction, the fair value of Grier's noncontrolling interest, which is represented by the A-1, A-2 and A-3 units above, was $115.3 million. As described further below, the A-1, A-2 and A-3 units may eventually be exchangeable for shares of the Company's common and preferred stock subject to the approval of the CPUC ("CPUC Approval"), which is expected to occur in the third quarter of 2021. The A-1, A-2 and A-3 units held by Grier and the Grier members and the B-1 units held by the Company represent economic interests in Crimson while the Class C-1 units represent voting interests.
Upon CPUC Approval, the parties will enter into a Fourth Amended and Restated LLC Agreement of Crimson ("Fourth LLC Agreement"), which will, among other things, (i) give the Company control of Crimson and its assets, in connection with an anticipated further restructuring of the Company's asset ownership structure and (ii) provide the Grier Members and Management Members (as defined below) the right to exchange their entire interest in Crimson for securities of the Company as follows:
•Class A-1 units will become exchangeable for up to 1,613,202 shares of a newly created 9.00% Series C Exchangeable Preferred Stock of the Company ("Series C Preferred"), which may be converted by the holder into up to 1,716,172 of the Company's depositary shares, each representing 1/100th of a share of the Company's 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred");
•Class A-2 units will become exchangeable for up to 2,436,000 shares of a newly created 4.00% Series B Redeemable Convertible Preferred Stock of the Company ("Series B Preferred"), which will be convertible, following approval of the Company's existing stockholders in compliance with the rules of the New York Stock Exchange ("NYSE"), into up to 8,675,214 additional shares of a new non-listed Class B Common Stock of the Company ("Class B Common Stock"), with such conversion to occur automatically, assuming stockholder approval is received; and
•Class A-3 units will become exchangeable for up to 2,450,142 shares of the newly created Class B Common Stock.
Class B Common Stock will eventually be converted into the common stock of the Company ("Common Stock") on the occurrence of the earlier of the following: (i) the occurrence of the third anniversary of the closing date of the Crimson Transaction or (ii) the satisfaction of certain conditions related to an increase in the relative dividend rate of the Common Stock.
Prior to conversion of the A-1, A-2 and A-3 units into corresponding CORR securities, the Grier Members only have the right to receive distributions to the extent that the Company's Board of Directors determines dividends would be payable if they held the shares of Series C Preferred, Series B Preferred and Class B Common Stock, respectively, regardless of whether the securities are outstanding. If the Series C Preferred, Series B Preferred and Class B Common Stock are not outstanding, the Company's Board of Directors must consider that they would be outstanding when declaring dividends on the Common Stock. Following CPUC Approval, the terms of the Fourth LLC Agreement provide that such rights will continue until the Grier Members elect to exchange the A-1, A-2 and A-3 units for the related securities of the Company. In addition, after CPUC Approval, certain Crimson units held by the Grier Members are expected to be transferred to other individuals currently managing Crimson (the "Management Members"). The following table summarizes the distributions payable under the A-1, A-2 and A-3 units as if the Grier Members held the Series C Preferred, Series B Preferred and Class B Common Stock, respectively. The A-1, A-2 and A-3 units are entitled to the distribution regardless of whether the corresponding Company security is outstanding.

Table of Contents	Glossary of Defined Terms

Units	Distribution Rights of CorEnergy Securities	Liquidation Preference	Annual Distribution per Share
A-1 Units	9.00% Series C Exchangeable Preferred Stock	$25.00	$2.25
A-2 Units	4.00% Series B Redeemable Preferred Stock(1)	25.00	1.00
A-3 Units	Class B Common(2) (3)	N/A	Varies(2)(3)
(1) If, by the first anniversary of the original issue date of the Series B Preferred, (i) the affirmative vote of the holders of the issued and outstanding common stock have not approved the convertibility of the Series B Preferred to Class B Common Stock or (ii) any other action or consent necessary for such convertibility has not occurred as of such date, then (i) the dividend rate for the Series B Preferred will increase from 4.00% per annum to 11.00% per annum as of such anniversary.

(2) (A) For the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 30, 2022, the Common Stock Base Dividend Per Share shall equal $0.05 per share per quarter; (B) for the fiscal quarters of the Company ending
June 30, 2022, September 30, 2022, December 31, 2022 and March 30, 2023, the Common Stock Base Dividend Per Share shall equal $0.055 per share per quarter; and (C) for the fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter. The Class B Common dividend is subordinated based on a distribution formula described in footnote (3) below.

(3) For the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, each share of Class B Common Stock shall be entitled to receive dividends equal to the quotient of (i) difference of (A) First Year Cash Available for Distribution ("CAFD") multiplied by 0.25 and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25. However, under no circumstances can the Class B Common Stock dividend be greater than the Common Stock dividend.

For the three months ended March 31, 2021, no distributions were paid to the Grier Members for the Class A-1, A-2 and A-3 units as distributions for (i) the Series C Preferred and Series B Preferred began accruing dividends April 1, 2021, (ii) the Class B Common begins paying dividends with the quarter ending June 30, 2021. See Note 17 ("Subsequent Events") for further information regarding the declaration of distributions related to the Class A-1 and A-2 units.
SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of common stock for issuance under its dividend reinvestment plan ("DRIP"). As of March 31, 2021, the Company has issued 22,003 shares of common stock under its DRIP pursuant to the shelf, resulting in remaining availability of approximately 977,997 shares of common stock.
On November 9, 2018, the Company had a new shelf registration statement declared effective by the SEC replacing the Company's previously filed shelf registration statement, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As previously disclosed in the Company's Annual Report on From 10-K filed on March 4, 2021, the Company did not expect to be able to use this shelf registration statement or the shelf registration statement filed for its DRIP, at least until it was able to file certain financial statement information as required by SEC Regulation S-X. On April 29, 2021, the Company announced that its Board of Directors has authorized the reinstatement of the operation of the Company's DRIP. The Board of Directors made this determination in light of the fact that the staff of the SEC has advised the Company that it can resume the use of its previously filed and effective shelf registration statements.
14. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share data is computed based on the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings (loss) per share data is computed based on the weighted-average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted loss per share for the three months ended March 31, 2021 and 2020 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Notes and the 5.875% Convertible Notes, as applicable, because such impact is antidilutive. The 7.00% Convertible Notes matured on June 15, 2020.

Table of Contents	Glossary of Defined Terms

Under the if converted method, the 5.875% Convertible Notes would result in an additional 2,361,000 common shares outstanding for the three months ended March 31, 2021. For the three months ended March 31, 2020, under the if-converted method, the 7.00% Convertible Notes and 5.875% Convertible Notes would have resulted in an additional 2,450,788 common shares outstanding.

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net loss attributable to CorEnergy Stockholders	$(12,299,571)	$(162,042,368)
Less: preferred dividend requirements	2,309,672	2,260,793
Net loss attributable to Common Stockholders	$(14,609,243)	$(164,303,161)
Weighted average shares - basic	13,651,521	13,648,293
Basic loss per share	$(1.07)	$(12.04)

Net Loss attributable to Common Stockholders (from above)	$(14,609,243)	$(164,303,161)
Loss attributable for dilutive securities	$(14,609,243)	$(164,303,161)
Weighted average shares - diluted	13,651,521	13,648,293
Diluted loss per share	$(1.07)	$(12.04)

15. VARIABLE INTEREST ENTITY

Crimson Midstream Holdings
As of February 1, 2021, CorEnergy holds a 49.50 percent interest in Crimson and Grier holds the remaining 50.50 percent interest. Crimson is a VIE as the legal entity is structured with non-substantive voting rights resulting from (i) the disproportionality between the voting interests of its members and certain economics of the distribution waterfall in the Third LLC Agreement and (ii) the de facto agent relationship between CorEnergy and Grier, who was appointed to CorEnergy's Board of Directors upon closing of the Crimson Transaction. As a result of this related party relationship, substantially all of Crimson's activities either involve or are conducted on behalf of CorEnergy that has disproportionately few voting rights, including Grier as a de facto agent.
Crimson is managed by the Crimson Board, which is made up of four managers of which the Company and Grier members are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities which are managed by an approved budget that requires super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and Grier as a related party group have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related party group most closely associated with the VIE. In performing this assessment, the Company considered (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) the activities of the Company are substantially similar in nature to the activities of Crimson as the Company owns existing transportation and distribution assets at MoGas and Omega; (iii) Crimson's assets represent a substantial portion of the Company's total assets; and (iv) Grier's interest in Crimson in Class A-1, Class A-2 and Class A-3 units will earn distributions if the CorEnergy Board of Directors declares a common or preferred dividend for Series C Preferred, Series B Preferred and Class B Common; among other factors. Therefore, CorEnergy is the primary beneficiary and consolidates the Crimson VIE and Grier's 50.50 percent interest is reflected as a non-controlling interest in the consolidated financial statements.
The Company noted that Crimson's assets cannot be used to settle CorEnergy's liabilities with the exception of quarterly distributions, if declared by the Crimson Board. The quarterly distributions are used to fund current obligations, projected working capital requirements, debt service payments and dividend payments. As discussed in Note 12 ("Debt"), cash distributions to the Company from the borrowers under the Crimson Credit Facility are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Further, the Crimson Credit Facility is secured by assets at both Crimson Midstream Operating and Corridor MoGas, Inc. For the three months ended March 31, 2021, the Company received $6.7 million in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility.
The Company's interest in Crimson is significant to its financial position, financial performance and cash flows. A significant decline in Crimson's ability to fund quarterly distributions to the Company could have a significant impact on the Company's financial performance, including its ability to fund the obligations described above.

Table of Contents	Glossary of Defined Terms

Limited Partnerships
Under the consolidation guidance, limited partnerships and other similar entities are considered VIEs unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Pinedale LP and Grand Isle Corridor LP are VIEs because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. However, based on the general partners' roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of both Pinedale LP and Grand Isle Corridor LP. Based upon this evaluation and the Company's 100 percent ownership of the limited partnership interest in both Pinedale LP and Grand Isle Corridor LP, the consolidated financial statements presented include full consolidation with respect to both partnerships.

16. RELATED PARTY TRANSACTIONS

Transition Services Agreements
The subsidiaries of Crescent Midstream Holdings, LLC ("Crescent Midstream Holdings") were formerly a part of Crimson prior to the Crimson Transaction. Prior to Crescent Midstream Holdings' spin-off from Crimson, Crimson, or certain of its subsidiaries, provided various business services for Crescent Midstream Holdings and its subsidiaries. Effective February 4, 2021, Crimson, certain of Crimson's subsidiaries or a combination thereof, entered into several transition services agreements (collectively, the "Transition Services Agreements" or "TSAs") with Crescent Midstream Holdings to facilitate its transition to operating independently. Each of the TSAs are described in more detail below. Crimson and/or certain of its subsidiaries expect to be reimbursed at a fixed fee of approximately $156 thousand per month for services provided under the TSAs, for which the billed amount is allocated 50.0 percent to Crescent Midstream, LLC ("Crescent Midstream"), a wholly-owned subsidiary of Crescent Midstream Holdings, and 50.0 percent to Crescent Louisiana Midstream, LLC ("CLM"), a 70.0 percent owned subsidiary of Crescent Midstream. The amounts billed to Crescent Midstream will reduce a prepaid TSA liability on the Company's books until such time as the TSA liability is reduced to zero. As of March 31, 2021, the prepaid TSA liability related to Crescent Midstream was $1.2 million and recorded in due to affiliated companies in the Consolidated Balance Sheets. For each of the months of February and March 2021, Crimson billed both Crescent Midstream and CLM $78 thousand for services provided under the TSAs.
As previously disclosed, John D. Grier, a director and Chief Operating Officer of the Company, together with the Grier Members, owns an aggregate 50.50 percent equity interest in Crimson, which the Company has a right to acquire in the future, pursuant to the terms of the MIPA, following receipt of CPUC approval for a change of control of Crimson's CPUC regulated assets. Grier and the Grier Members also retain an aggregate 50.50 percent equity interest in Crescent Midstream Holdings, which they held prior to the Crimson Transaction.
Crimson Midstream Operating entered into a transition services agreement (the "Administrative TSA") to provide administrative-related services to Crescent Midstream Holdings through February 3, 2022 or upon receipt of Crescent Midstream Holdings' written notice to terminate the Administrative TSA prior to February 3, 2022.
Crimson Midstream Operating also entered into a transition services agreement (the "Control Center TSA") with Crescent Midstream Holdings to provide certain customary control center services and field transition support services necessary to operate a pipeline system. Unless terminated in writing by Crescent Midstream Holdings earlier, the Control Center TSA shall expire on February 3, 2022.
Similarly, Crimson and Crescent Midstream Holdings entered into a transition services agreement (the Employee TSA") whereby an indirect, wholly-owned subsidiary of Crimson shall continue to provide payroll, employee benefits and other related employment services to Crescent Midstream Holdings and its subsidiaries. Under the Employee TSA, Crimson's indirect, wholly-owned subsidiary shall make available and assign to Crescent Midstream Holdings and its subsidiaries certain employees to provide services primarily to Crescent Midstream Holdings and its subsidiaries. While the Employee TSA is in effect, Crescent Midstream Holdings shall be responsible for the daily supervision of and assignment of work to the employees providing services to Crescent Midstream Holdings and its subsidiaries. The Employee TSA will conclude on February 3, 2022 if not previously terminated in writing by Crescent Midstream Holdings. For the months of February and March 2021, Crimson billed employee-related costs and benefits to Crescent Midstream and CLM totaling $1.1 million.
Likewise, a transition services agreement (the "Insurance Coverage TSA") was entered into between Crimson Midstream Operating, a wholly-owned subsidiary of Crimson, and Crescent Midstream Operating, LLC ("Crescent Midstream Operating") (collectively, the "Insurance TSA Parties"). The Insurance Coverage TSA relates to the remaining term of coverage on certain insurance policies which are shared by Crimson, certain of its subsidiaries (including Crimson Midstream Operating), Crescent Midstream Operating and certain other entities related to Crescent Midstream Operating (collectively, the "Insureds"). Under

Table of Contents	Glossary of Defined Terms

the Insurance Coverage TSA, the Insurance TSA Parties agreed to retain and maintain the certain insurance policies, and continue to split the premium payments among the Insureds in line with the historical practices prior to Crescent Midstream Holdings' spin-off from Crimson. By entering into the Insurance Coverage TSA, the Insurance TSA Parties acknowledged that any claims made which result in a loss by one of the Insureds will erode and may exhaust the shared limits and/or aggregates stated in any of the certain insurance policies. Additionally, under the terms of the Insurance Coverage TSA, it was agreed that the Insurance TSA Party which is directly responsible for any incident that results in any loss of coverage under any of the certain shared insurance policies may be primarily financially responsible for such self-insurance and/or covering any increase in costs of the certain insurance policy that occurred as a result of such incident. The Insurance Coverage TSA is set to expire on May 31, 2021 if not terminated earlier by mutual, written agreement of the Insurance TSA Parties. However, as stated in the Insurance Coverage TSA, the Insurance TSA Parties will either (i) seek to obtain alternative insurance coverage to be effective on the same date the Insurance Coverage TSA is terminated, or (ii) seek and obtain a renewal of the existing insurance policies for an additional term for all Insureds as currently provided in each of the certain insurance policies.
Total transition services reimbursements for the TSAs discussed above are presented on a net basis in the Consolidated Statements of Operations within transportation and distribution expense and general and administrative expense.
Other Related Party Transactions
As of March 31, 2021, certain entities affiliated with Grier and the Grier Members (CLM, Crimson Renewable Energy, L.P. and Delta Trading, L.P.) owe Crimson and certain subsidiaries $827 thousand, which is reflected in due from affiliated companies in the Consolidated Balance Sheets. Grier directly or indirectly owns a 35.35 percent interest in CLM and owns 100.0 percent of both Crimson Renewable Energy, L.P. and Delta Trading, L.P. These balances primarily represent receivables related to payroll, employee benefits and other related employment services that are provided by certain subsidiaries of Crimson. As of March 31, 2021, Crimson and certain subsidiaries owe Crescent Midstream $406 thousand, which is reflected in due to affiliated companies in the Consolidated Balance Sheet. This balance represents amounts owed to Crescent Midstream as part of the common control transfer completed prior to the Crimson Transaction, partially offset by receivables related to payroll, employee benefits and other related employment services.
The Company incurred $416 thousand of asset acquisition expenses from Crescent Midstream for costs related to accounting and consulting services for the Crimson Transaction that it agreed to reimburse subsequent to the transaction closing. As of March 31, 2021, the amount owed is reflected as a due to affiliated companies in the Consolidated Balance Sheet.
17. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following, which all occurred on April 28, 2021:
Common Stock Dividend Declaration
The Company's Board of Directors declared a first quarter 2021 dividend of $0.05 per share for CorEnergy common stock, payable in cash or via the Company's DRIP. The dividend is payable on May 28, 2021 to stockholders of record on May 14, 2021.
Preferred Stock Dividend Declaration
The Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock, payable in cash. The preferred stock dividend is payable on May 28, 2021 to stockholders of record on May 14, 2021.
Class A-1 Units Dividend Declaration
The Company's Board of Directors also authorized the declaration of dividends of $0.5625 per share for its Series C Preferred stock, as if they were outstanding, payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will entitle the holders of Crimson's outstanding Class A-1 units to receive from Crimson a cash distribution of $0.5625 per unit.
Class A-2 Units Dividend Declaration
The Company's Board of Directors also authorized the declaration of dividends of $0.25 per share for its Series B Preferred stock, as if they were outstanding, intended to be payable in kind. Pursuant to the terms of Crimson's Third LLC Agreement, following approval by the Crimson Board of Managers of an amendment to enable payment in kind of distributions on Class

Table of Contents	Glossary of Defined Terms

A-2 units in the same manner as distributions on the underlying Series B Preferred, this determination by the Company's Board of Directors will entitle the holders of Crimson's outstanding Class A-2 units to receive from Crimson a cash distribution of $0.25 per unit, which is intended to be payable as an in kind distribution of an aggregate of 24,360 additional Class A-2 units to such holders based on a stated value of $25.00 per unit.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this Report on Form 10-Q ("Report") of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, stockholder returns, performance by our customers and tenants, performance on loans to customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, and in Part II, Item 1A, "Risk Factors", in this Report.
RECENT DEVELOPMENTS
The COVID-19 pandemic-related reduction in energy demand and the uncertainty of production from OPEC members, US producers and other international suppliers caused significant disruptions and volatility in the global oil marketplace since March 2020, which have adversely affected our customers and tenants. In response to COVID-19, governments around the world have implemented stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures have adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by our pipelines and other facilities. As various vaccines are administered across the globe, there continues to be significant uncertainty regarding how long these conditions will persist and the impact of the virus on the energy industry and potential impacts to our business.
OVERVIEW
We are a publicly traded real estate investment trust ("REIT") focused on energy infrastructure. Our business strategy is to own and operate or lease critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. We currently generate revenue from the transportation, via pipeline, of crude oil and natural gas for our customers.
Our pipelines are located in areas where it would be difficult to replicate rights of way or transport crude oil or natural gas via non-pipeline alternatives, resulting in our assets providing utility-like criticality in the midstream supply chain for our customers. As primarily regulated assets, the near to medium term value of our regulated pipelines is supported by revenue derived from cost-of-service methodology. The cost-of-service methodology is used to establish appropriate transportation rates based on several factors including expected volumes, expenses, debt and return on equity. The regulated nature of the majority of our assets provides a degree of support for our profitability over the long-term, where the majority of our customers own the products shipped on, or stored in, our facilities. We believe these characteristics provide CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector.
For a description of our assets, see Part I, Item 2 of our 2020 Form 10-K Annual Report.
Current Year 2021 Developments:
•Effective February 1, 2021, we acquired a 49.50 percent interest in Crimson Midstream Holdings, LLC ("Crimson"), with the right to acquire the remaining 50.50 percent interest, in exchange for a combination of cash on hand of $74.6 million (after giving effect to initial working capital adjustments), commitments to issue new common and preferred equity with a fair value of $115.3 million (also after giving effect to the initial working capital adjustments), contribution of the Grand Isle Gathering System ("GIGS") to the sellers with a fair value of $48.9 million and $105.0 million in new term loan and revolver borrowings (the "Crimson Credit Facility"), all as detailed further below (the "Crimson Transaction"). The preliminary fair value of the aggregate consideration is $343.8 million, subject to certain post-closing purchase price adjustments, including a non-controlling interest of $115.3 million.
•Effective February 1, 2021, in order to transfer GIGS to the sellers of Crimson, we terminated the lease of GIGS, and agreed to forgo collection efforts on past rents and to dismiss other claims against the tenant of GIGS.
•On February 4, 2021, we entered into a Contribution Agreement (as defined in Item 1, Note 9 ("Management Agreement") to acquire Corridor, our external manager (subject to stockholder approval as required by NYSE rules), after which we will own all material assets of Corridor currently used in the conduct of its business and will be managed by officers and employees who currently work for Corridor and who are expected to become our employees. In payment of the aggregate consideration under the Contribution Agreement (the "Internalization Consideration"),

Table of Contents	Glossary of Defined Terms

assuming stockholder approval is received, the Company will issue (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of Series A Preferred (collectively with the Common Stock and Class B Common Stock, the "REIT Stock").
HOW WE GENERATE REVENUE
We earn revenue from transporting or storing crude oil and natural gas for our customers. Our revenue is generated based on a:
•Fixed-fee per unit of commodity transported during the period or
•Fixed fee for reserved capacity.
Crimson Pipeline
Crimson Pipeline is an approximately 2,000-mile crude oil transportation pipeline system, which includes nearly 1,300 active miles, with associated storage facilities located in southern California and the San Joaquin Valley. The pipeline network provides a critical link between California crude oil production and California refineries. Revenue is primarily generated based on a fixed-fee tariff paid on each barrel of crude oil transported on our pipeline system. Our tariffs are regulated by the California Public Utility Commission ("CPUC") under a cost-of-service methodology. While the majority of our Crimson pipeline volumes are not contractually obligated to be transported on our pipelines, our pipelines have provided transportation services to the same refineries for decades. Our pipeline system provides a safe, reliable, environmentally sustainable and economical method of transporting crude oil from the California crude oil producers to the California refineries. Furthermore, we are generally the only pipeline providing a connection between the producers and our customers, which are the refineries we serve.
MoGas and Omega Pipelines
MoGas pipeline ("MoGas") is a 263-mile interstate natural gas pipeline regulated by the Federal Energy Regulatory Commission ("FERC"). Omega pipeline ("Omega") is a 75-mile natural gas distribution system providing unregulated service primarily to the U.S. Army’s Fort Leonard Wood military post. MoGas and Omega are part of a system that provides the critical link between natural gas producing regions and local customers in Missouri. MoGas sources natural gas from three major interstate pipelines, Panhandle Eastern pipeline ("EPL"), Rockies Express pipeline ("REX") and Mississippi River Transmission pipeline ("MRT"). MoGas connects to these three pipelines around the St. Louis area and transports the natural gas to south-central Missouri where it connects to the Omega pipeline. MoGas supplies several local natural gas distribution networks along its path. The Omega pipeline system primarily serves as a local natural gas delivery system for Fort Leonard Wood.
MoGas generates approximately 94 percent of its revenue from take-or-pay transportation contracts with investment-grade customers. The majority of MoGas' revenue is under a long-term contract with a remaining term of approximately 9 years. Omega’s revenues are unregulated and are generated under a firm capacity contract for which lease treatment has been applied. The remaining life of the contract is 5 years. Given the nature of the MoGas and Omega contracts, the revenue generated by these assets is marginally dependent on the actual volume transported.
HOW WE EVALUATE OUR OPERATIONS
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability, they include: (i) volumes; (ii) revenue (including pipeline loss allowance ("PLA")); (iii) total operating and maintenance expenses (including maintenance capital expenses); (iv) Adjusted Net Income; (v) Cash Available for Distribution ("CAD"); and (vi) Adjusted EBITDA.
Volumes and Revenue
Our revenue is primarily generated by transporting either crude oil or natural gas from a supply source to an end customer. Our assets have provided this service for the same customers for many decades.
Crimson Pipeline
The amount of revenue Crimson pipeline generates depends on the volume of crude oil transported through our pipelines multiplied by the fixed-fee tariff applicable for the specific movement. These volumes are dependent on crude oil production in California since our assets are not directly connected to crude oil import facilities. Our volumes can also be impacted by individual refinery decisions around their specific crude oil sourcing. The fixed-fee tariff, or transportation rate, is the other

Table of Contents	Glossary of Defined Terms

major determinate of our revenue. The majority of our tariffs are regulated by the CPUC under a cost-of-service methodology which provides long term support for our revenue.
In addition to the fixed-fee tariff, we also earn PLA for the majority of the volume we transport. As is common in the pipeline transportation industry, as crude oil is transported, Crimson receives between 0.1% and 0.25% of the crude oil volume transported as PLA to offset any measurement uncertainty or actual volumes lost in transit. We receive either payment in kind or cash, at market value for the crude oil, with the majority of the payments being in kind. For in-kind payments, we record the revenue as Transportation and Distribution revenue at a net realizable market price for the crude oil and place those volumes into inventory. The inventory is subsequently sold, typically within 1 to 2 months, and recognized as PLA subsequent sales revenue with an offsetting expense of PLA subsequent sales cost of revenue.
MoGas and Omega Pipelines
The amount of revenue generated by MoGas and Omega relies on fixed-payment contracts with our customers. These contracts are reservation charges with little dependence on actual volumes transported.
Operations and Maintenance Expenses
Our pipelines have similar fixed and variable operating, maintenance, and regulatory requirements. Our major operations and maintenance expenses consist of:
•    labor expenses;
•    repairs and maintenance expenses;
•    insurance costs (including liability and property coverage); and,
•    utility costs (including electricity and fuel);
The majority of our costs remain stable across broad ranges of throughput volumes, but can vary depending upon the level of both planned and unplanned maintenance activity in particular reporting periods. Utility cost is the primary expense which fluctuates based on throughput volumes.
FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
The comparability of our current financial results, in relation to prior periods, are affected by the recent transactions described below. As a result, the usefulness of the year over year comparisons between the quarter ended March 31, 2021 and the quarter ended March 31, 2020 are limited. The financial results should be read in connection with the financial information in Form 8-K filed February 10, 2021 and Form 8-K/A filed April 22, 2021.
Disposal of Grand Isle Gathering System
Effective February 1, 2021, the Grand Isle Gathering System was provided as partial consideration for the purchase of the 49.50 percent interest in Crimson.
Sale of Pinedale LGS
On June 30, 2020, the Pinedale LGS was sold to Ultra Wyoming, LLC ("Ultra Wyoming"), the former tenant under the Pinedale Lease Agreement and a wholly-owned subsidiary of Ultra Petroleum Corp, and consequently is not included in our current results.
Crimson Transaction
Effective February 1, 2021, the Company acquired a 49.50 percent interest in Crimson as described elsewhere in this Report.
Internalization of the Manager
Effective February 1, 2021, we entered into a Contribution Agreement that will result in the internalization of the management of the Company (the "Internalization"), if approved by shareholders. Following the Internalization, we will own all material assets of Corridor currently used in the conduct of its business and will be managed by officers and employees who currently work for Corridor and who are expected to become employees of the Company as a result of the Internalization. If approved by stockholders, we will no longer be subject to the management fee paid to the external manager, but will incur the employee and office-related expenses currently paid by Corridor.

Table of Contents	Glossary of Defined Terms

Contemporaneously with execution of the Contribution Agreement, we and Corridor entered into the First Amendment (the "First Amendment") to the Management Agreement dated as of May 8, 2015 (as amended, the "Management Agreement") that has the effect, beginning February 1, 2021, of (i) eliminating the management fee, (ii) providing a one-time, $1.0 million advance to Corridor to fund bonus payments to its employees in connection with the Internalization and (iii) providing payments to Corridor for actual employee compensation and office related expenses. Further, the First Amendment provides that, beginning April 1, 2021, the Company will pay Corridor additional cash fees equivalent to the aggregate amount of all distributions that would accrue, if declared, on and after such date with respect to the securities to be issued as the Internalization Consideration pursuant to the Contribution Agreement (an amount, assuming payment on a cash basis equal to approximately $172 thousand per quarter). This agreement is in effect until the closing of the Internalization or termination of the Contribution Agreement. As a result, the expenses incurred by us, after February 1, 2021 (excluding the $1.0 million for bonuses), will be comparable to the expenses incurred after the Internalization, if approved by our stockholders (with the additional cash fees measured by reference to the Internalization Consideration, as described above, being replaced by quarterly distributions on such securities once the Internalization Consideration has been delivered).
BASIS OF PRESENTATION
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of March 31, 2021, and its direct and indirect wholly-owned subsidiaries. Effective February 1, 2021, CorEnergy's subsidiaries include a 49.50 percent interest in Crimson with John D. Grier and certain affiliated trusts of Grier (collectively with Grier, the "Grier Members") holding the remaining 50.50 percent interest. Crimson is a variable interest entity ("VIE") as the legal entity is structured with non-substantive voting rights. CorEnergy was determined to be the entity "most closely associated" with the VIE. Therefore, CorEnergy is the primary beneficiary and will consolidate Crimson. The Grier Member's 50.50 percent interest is reflected as a non-controlling interest in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three months ended March 31, 2021 and 2020. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2020, is unaudited.

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenue
Transportation and distribution revenue	$21,295,139	$5,200,500
Pipeline loss allowance subsequent sales	1,075,722	—
Lease revenue	474,475	15,746,504
Deferred rent receivable write-off	—	(30,105,820)
Other revenue	195,162	26,307
Total Revenue (Loss)	23,040,498	(9,132,509)
Expenses
Transportation and distribution expenses	10,342,597	1,375,229
Pipeline loss allowance subsequent sales cost of revenue	948,856	—
General and administrative	9,836,793	3,076,143
Depreciation, amortization and ARO accretion expense	2,898,330	5,647,067
Loss on impairment of leased property	—	140,268,379
Loss on impairment and disposal of leased property	5,811,779	—
Loss on termination of lease	165,644	—
Total Expenses	30,003,999	150,366,818
Operating Loss	$(6,963,501)	$(159,499,327)
Other Income (Expense)
Other income	$63,526	$317,820
Interest expense	(2,931,007)	(2,885,583)
Loss on extinguishment of debt	(861,814)	—
Total Other Expense	(3,729,295)	(2,567,763)
Loss before income taxes	(10,692,796)	(162,067,090)
Income tax expense (benefit), net	1,467	(24,722)
Net loss	(10,694,263)	(162,042,368)
Less: Net income attributable to non-controlling interest	1,605,308	—
Net loss attributable to CorEnergy Stockholders	$(12,299,571)	$(162,042,368)
Preferred dividend requirements	2,309,672	2,260,793
Net loss attributable to Common Stockholders	$(14,609,243)	$(164,303,161)

Other Financial Data (1)
Adjusted Net Income	$2,256,262	$8,438,528
Cash Available for Distribution	(4,338,401)	11,139,632
Adjusted EBITDA	8,087,066	16,946,456

Capital Expenditures:
Maintenance Capital	$1,442,203
Growth Capital	$2,654,509
Volume:
Average quarterly volume (bpd) - Crude oil	197,764
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to March 31, 2021.
Revenue (Loss). Consolidated revenue was $23.0 million for the three months ended March 31, 2021 compared to a loss of $(9.1) million for the three months ended March 31, 2020, representing an increase of $32.1 million. Transportation and distribution revenue increased $16.1 million due to the acquisition of Crimson, which provided transportation revenue of $15.6 million since the effective date of the acquisition on February 1, 2021. Transportation and distribution revenue for MoGas and Omega increased $490 thousand primarily driven by increased transportation revenue due to new contracts that became effective in the fourth quarter of 2020 and an increase in commodity fees. We also recognized $1.1 million in PLA subsequent sales revenue due to the Crimson acquisition. This represents the revenue on sale of crude oil inventory, which is offset by the PLA subsequent sales cost of revenue of $949 thousand for a net margin of $126 thousand.

Table of Contents	Glossary of Defined Terms

Lease revenue was $474 thousand for the three months ended March 31, 2021 compared to $15.7 million for the three months ended March 31, 2020, resulting in a decrease of approximately $15.3 million from the prior-year period. The decrease in lease revenue was a result of the sale of the Pinedale LGS asset during the second quarter of 2020 ($5.6 million) and Grand Isle Gathering System during the first quarter of 2021 ($10.2 million). Lease revenue in the current period is primarily related to storage leases due to the Crimson acquisition and represents revenue since February 1, 2021. During the three months ended March 31, 2020, we recorded a non-cash deferred rent receivable write-off of $30.1 million for the Grand Isle Lease Agreement as the receivable was no longer probable of collection.
Transportation and Distribution Expense. Transportation and distribution expenses were $10.3 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively, representing an increase of $8.9 million. The Crimson Transaction resulted in an $8.6 million increase for the period.
General and Administrative Expense. General and administrative expenses were $9.8 million for the three months ended March 31, 2021 compared to $3.1 million for the three months ended March 31, 2020. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Management fees and employee-related costs	$2,847,825	$1,609,522
Acquisition and professional fees	6,456,917	1,151,935
Other expenses	532,051	314,686
Total	$9,836,793	$3,076,143
Management fees and employee-related costs for the three months ended March 31, 2021 increased $1.2 million compared to the prior-year period. The increase is due to (i) a $1.0 million transaction bonus outlined in the Contribution Agreement related to the Internalization, (ii) the addition of $917 thousand in Crimson employee-related costs from the Crimson acquisition and (iii) the addition of $608 thousand in Corridor employee compensation and office related expense reimbursements under the First Amendment to the Management Agreement from February 1, 2021 to March 31, 2021 in connection with the Internalization. These increases were partially offset by the decrease in the management fees paid to our external manager of $1.3 million. The decrease in the management fee is the result of the proposed Internalization, which ended the payment of the management fee after January 2021, subject to stockholder approval. Assuming stockholder approval, we will no longer be subject to the management fee but will incur, on a go-forward basis, the employee compensation and office related costs mentioned in (iii) above. See Part I, Item 1, Note 9 ("Management Agreement") for additional information. The transaction bonus discussed above is reflected as an addback to Adjusted Net Income and Adjusted EBITDA for the three months ended March 31, 2021. Refer to the "Non-GAAP Financial Measures" section for a reconciliation of Net loss to Adjusted Net Income and Net loss to Adjusted EBITDA.
Acquisition and professional fees for the three months ended March 31, 2021 increased $5.3 million from the prior-year period, primarily as a result of (i) a $2.8 million increase in asset acquisition expenses at CorEnergy due to closing and due diligence costs associated with the Crimson acquisition, (ii) a $1.9 million increase in asset acquisition expenses associated with investment advisor fees related to the Internalization transaction and (iii) $422 thousand of transaction costs incurred at Crimson for accounting and legal services. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. As a result, asset acquisition expenses of $5.1 million for the three months ended March 31, 2021 are reflected as an addback to Adjusted Net Income and Adjusted EBITDA. Refer to the "Non-GAAP Financial Measures" section for a reconciliation of Net loss to Adjusted Net Income and Net loss to Adjusted EBITDA.
Other expenses for the three months ended March 31, 2021 increased $217 thousand from the prior-year period. The increase in other expenses is due to the Crimson acquisition.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $2.9 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively. This decrease was primarily related to depreciation expense, which decreased approximately $2.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in depreciation expense was driven by (i) a full quarter reduction in depreciation for the Pinedale LGS as a result of the sale of the asset to Ultra Wyoming at the end of the second quarter of 2020 and (ii) nearly a full quarter reduction in depreciation for the GIGS asset, which was provided as partial consideration in connection with the Crimson Transaction during the first quarter of 2021, partially offset by (iii) depreciation expense for the Crimson acquired assets.
Loss on Impairment of Leased Property. For the three months ended March 31, 2020, we recognized a $140.3 million loss on impairment of leased property related to our GIGS asset. The impairment analysis was triggered by the impacts of the

Table of Contents	Glossary of Defined Terms

COVID-19 pandemic and significant decline in the global energy markets, which adversely impacted the tenant under the Grand Isle Lease Agreement.
Loss on Impairment and Disposal of Leased Property. In connection with the Crimson Transaction, we contributed the GIGS asset as partial consideration to acquire our 49.50 percent interest in Crimson. The net book value of the GIGS asset was $63.5 million and the carrying value of the asset retirement obligation was $8.8 million or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of $48.9 million upon closing of the Crimson Transaction resulting in a loss on impairment and disposal of leased property of approximately $5.8 million for the three months ended March 31, 2021. Refer to Part I, Item 1, Note 5 ("Leased Properties And Leases") for further details.
Loss on Termination of Lease. In connection with the contribution of the GIGS asset as partial consideration to acquire our 49.50 percent interest in Crimson, we reached a settlement agreement with the tenant under the Grand Isle Lease Agreement and terminated the lease. For the three months ended March 31, 2021, the Company recorded a write-off of the remaining deferred lease costs of $166 thousand associated with the termination of the lease.
Other Income. Other income was $64 thousand for the three months ended March 31, 2021 compared to $318 thousand for the three months ended March 31, 2020. This decrease was primarily related to interest income, which decreased approximately $313 thousand from the prior-year period due to a reduction in cash and declining interest rates during the three months ended March 31, 2021, partially offset by other income for an insurance recovery of $58 thousand for the three months ended March 31, 2021.
Interest Expense. For the three months ended March 31, 2021 and 2020, interest expense remained consistent at approximately $2.9 million for each period.
Loss on Extinguishment of Debt. During the three months ended March 31, 2021, in connection with the Crimson acquisition, the Company terminated the CorEnergy Credit Facility with Regions Bank and eliminated the associated deferred debt issuance costs of $862 thousand. For additional information, see Part I, Item 1, Note 12 ("Debt"). There was no loss on extinguishment of debt recorded for the three months ended March 31, 2020.
Income Tax Expense (Benefit). Income tax expense was $1 thousand for the three months ended March 31, 2021, as compared to an income tax benefit of $25 thousand for the three months ended March 31, 2020. The income tax expense in the current year period is primarily the result of an increase in income tax expense related to the sale of PLA inventory at Crimson, partially offset by the generation of net operating loss carryforwards and certain fixed asset activities at the TRS entities. The income tax benefit recorded in the prior-year period was primarily the result of net operating loss carrybacks allowed under the CARES Act enacted in March of 2020, partially offset by certain fixed asset, deferred contract revenue and refund liability settlement activities.

Net Loss. Net loss was $(10.7) million and $(162.0) million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, net loss attributable to CorEnergy stockholders was $(12.3) million and $(162.0) million, respectively. After deducting $2.3 million for the portion of preferred dividends that are allocable to both respective periods, net loss attributable to common stockholders for the three months ended March 31, 2021 was $(14.6) million, or $(1.07) per basic and diluted common share as compared to $(164.3) million, or $(12.04) per basic and diluted common share for the prior-year period.
NON-GAAP FINANCIAL MEASURES
We use certain financial measures that are not recognized under GAAP. The non-GAAP financial measures used in this Report include Adjusted Net Income; Cash Available for Distribution ("CAD") and Adjusted EBITDA. These supplemental measures are used by our management team and are presented because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders, provide for debt repayments, provide for future capital expenditures and provide for repurchases or redemptions of any series of our preferred stock by providing perspectives not immediately apparent from net income (loss).
We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income (loss) or indicators of any other performance measure determined in accordance with GAAP. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income (loss), cash flows from operating activities or revenues. Management compensates for the limitations of Adjusted Net Income, CAD and Adjusted EBITDA as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Non-GAAP measures compared to (as applicable) operating income (loss), net income

Table of Contents	Glossary of Defined Terms

(loss) and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results. The financial impacts of the Crimson assets are only included for the period from February 1, 2021 to March 31, 2021 for the non-GAAP measurements outlined below.
Adjusted Net Income and Cash Available for Distribution
We believe Adjusted Net Income is an important performance measure of our profitability as compared to other midstream infrastructure owners and operators. Our presentation of Adjusted Net Income represents net income (loss) adjusted for loss on impairment of property; (gain) loss on disposal of property; deferred rent receivable write-off; (gain) loss on extinguishment of debt and transaction-related costs. Adjusted Net Income presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Management considers CAD an appropriate metric for assessing capital discipline, cost efficiency and balance sheet strength. Although CAD is the metric used to assess our ability to make dividends to stockholders and distributions to non-controlling interest holders, this measure should not be viewed as indicative of the actual amount of cash that is available for distributions or planned for distributions for a given period. Instead, CAD should be considered indicative of the amount of cash that is available for distributions after mandatory debt repayments and other general corporate purposes. Our presentation of CAD represents Adjusted Net Income adjusted for depreciation, amortization and ARO accretion expense; amortization of debt issuance costs and income tax expense (benefit) less transaction-related costs; maintenance capital expenditures; preferred dividend requirements and mandatory debt amortization. Adjusted Net Income and CAD should not be considered a measure of liquidity and should not be considered as an alternative to operating income (loss), net income (loss), cash flows from operations or other indicators of performance determined in accordance with GAAP. The following table presents a reconciliation of Net Loss, as reported in the Consolidated Statements of Operations, to Adjusted Net Income and CAD:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net loss	$(10,694,263)	$(162,042,368)
Add:
Loss on impairment of leased property	—	140,268,379
Loss on impairment and disposal of leased property	5,811,779	—
Loss on termination of lease	165,644	—
Deferred rent receivable write-off	—	30,105,820
Loss on extinguishment of debt	861,814	—
Transaction costs	5,074,796	106,697
Transaction bonus	1,036,492	—
Adjusted Net Income, excluding special items	$2,256,262	$8,438,528
Add:
Depreciation, amortization and ARO accretion expense	2,898,330	5,647,067
Amortization of debt issuance costs	368,703	328,249
Income tax expense (benefit), net	1,467	(24,722)
Less:
Transaction costs	5,074,796	106,697
Transaction bonus	1,036,492	—
Maintenance capital expenditures	1,442,203	—
Preferred dividend requirements - Series A	2,309,672	2,260,793
Mandatory debt amortization	—	882,000
Cash Available for Distribution (CAD)	$(4,338,401)	$11,139,632

Table of Contents	Glossary of Defined Terms

The following table reconciles net cash provided by (used in) operating activities, as reported in the Consolidated Statements of Cash Flow, to CAD:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net cash provided by (used in) operating activities	$(2,481,161)	$11,767,712
Changes in working capital	1,866,768	2,913,314
Loss on sale of equipment	—	(3,958)
Current tax expense (benefit)	27,867	(394,643)
Maintenance capital expenditures	(1,442,203)	—
Preferred dividend requirements	(2,309,672)	(2,260,793)
Mandatory debt amortization included in financing activities	—	(882,000)
Cash Available for Distribution (CAD)	$(4,338,401)	$11,139,632

Other Special Items:
Transaction costs	$5,074,796	$106,697
Transaction bonus	1,036,492	—

Other Cash Flow Information:
Net cash (used in) provided by investing activities	$(72,547,582)	$19,469
Net cash used in financing activities	(5,728,170)	(13,596,417)

Table of Contents	Glossary of Defined Terms

Adjusted EBITDA
We believe the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, fund capital expenditures, and make dividends and distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, and commercial banks use, among other measures, to assess the following:
•our operating performance as compared to other midstream infrastructure owners and operators, without regard to financing methods, capital structure, or historical cost basis;
•the ability of our assets to generate cash flow to make distributions; and
•the viability of acquisitions and capital expenditures and the returns on investment of various investment opportunities.
Our presentation of Adjusted EBITDA represents net income (loss) adjusted for items such as loss on impairment of property; (gain) loss on disposal of property; deferred rent receivable write-off; (gain) loss on extinguishment of debt and transaction-related costs. Adjusted EBITDA is further adjusted for depreciation, amortization and ARO accretion expense; income tax expense (benefit) and interest expense. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered a measure of liquidity and should not be considered as an alternative to operating income (loss), net income (loss) or other indicators of performance determined in accordance with GAAP. The following table presents a reconciliation of Net Loss, as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net loss	$(10,694,263)	$(162,042,368)
Add:
Loss on impairment of leased property	—	140,268,379
Loss on impairment and disposal of leased property	5,811,779	—
Loss on termination of lease	165,644	—
Deferred rent receivable write-off	—	30,105,820
Loss on extinguishment of debt	861,814	—
Transaction costs	5,074,796	106,697
Transaction bonus	1,036,492	—
Depreciation, amortization and ARO accretion expense	2,898,330	5,647,067
Income tax expense (benefit), net	1,467	(24,722)
Interest expense, net	2,931,007	2,885,583
Adjusted EBITDA	$8,087,066	$16,946,456

Table of Contents	Glossary of Defined Terms

NON-GAAP FINANCIAL MEASURES APPLICABLE TO REITS
We also present earnings before interest, taxes, depreciation and amortization as defined by the National Association of Real Estate Investment Trusts ("EBITDAre") and NAREIT funds from operations ("NAREIT FFO"). The presentation of EBITDAre and NAREIT FFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP nor are they indicative of funds available to fund our cash needs, including capital expenditures, to make payments on our indebtedness or to make distributions.
EBITDAre
EBITDAre is a non-GAAP financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors and lenders may use to evaluate our ongoing operating results, including (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets and (ii) the overall rates of return on alternative investment opportunities. EBITDAre, as established by NAREIT, is defined as net income (loss) (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's pro rata share of EBITDAre of unconsolidated affiliates.
We believe that the presentation of EBITDAre provides useful information to investors in assessing our financial condition and results of operations. Our presentation of EBITDAre is calculated in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies that do not use the NAREIT definition of EBITDAre. In addition, although EBITDAre is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing to non-REITs. EBITDAre should not be considered a measure of liquidity and should not be considered as an alternative to operating income (loss), net income (loss) or other indicators of performance determined in accordance with GAAP.
The following table presents a reconciliation of Loss Attributable to Common Stockholders, as reported in the Consolidated Statements of Operations, to EBITDAre:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Loss Attributable to Common Stockholders	$(14,609,243)	$(164,303,161)
Add:
Interest expense, net	2,931,007	2,885,583
Depreciation, amortization, and ARO accretion	2,898,330	5,647,067
Loss on impairment of leased property	—	140,268,379
Loss on impairment and disposal of leased property	5,811,779	—
Loss on termination of lease	165,644	—
Less:
Income tax (expense) benefit	(1,467)	24,722
Non-controlling interest attributable to depreciation, amortization, and interest expense	1,313,252	—
EBITDAre	$(4,114,268)	$(15,526,854)
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
We present NAREIT FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is a key measure we use in assessing performance and in making resource allocation decisions.

Table of Contents	Glossary of Defined Terms

NAREIT FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and that may also be the case with certain of the energy infrastructure assets in which we invest. NAREIT FFO excludes depreciation and amortization unique to real estate and gains and losses from property dispositions and extraordinary items. As such, these performance measures provide a perspective not immediately apparent from net income (loss) when compared to prior-year periods. These metrics reflect the impact to operations from trends in company revenues, operating costs, development activities, and interest costs.
We calculate NAREIT FFO in accordance with standards established over time by the Board of Governors of the National Association of Real Estate Investment Trusts, as restated and approved in a December 2018 White Paper. NAREIT FFO does not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations, or other commitments and uncertainties. NAREIT FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance, or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
For completeness, the following table sets forth a reconciliation of our net loss attributable to CorEnergy stockholders as determined in accordance with GAAP and our calculations of NAREIT FFO for the three months ended March 31, 2021 and 2020. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the computation of per share data:

NAREIT FFO
	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net Loss attributable to CorEnergy Stockholders	$(12,299,571)	$(162,042,368)
Less:
Preferred Dividend Requirements	2,309,672	2,260,793
Net Loss attributable to Common Stockholders	$(14,609,243)	$(164,303,161)
Add:
Depreciation	2,830,908	5,511,913
Amortization of deferred lease costs	2,547	22,983
Loss on impairment of leased property	—	140,268,379
Loss on impairment and disposal of leased property	5,811,779	—
Loss on termination of lease	165,644	—
Less:
Non-controlling interests attributable to NAREIT FFO reconciling items	917,839	—
NAREIT funds from operations (NAREIT FFO)	$(6,716,204)	$(18,499,886)

Weighted Average Shares of Common Stock Outstanding:
Basic	13,651,521	13,648,293
Diluted	13,651,521	13,648,293
NAREIT FFO attributable to Common Stockholders
Basic	$(0.49)	$(1.36)
Diluted (1)	$(0.49)	$(1.36)
(1) For the three months ended March 31, 2021 and 2020 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 12 ("Debt") for additional details.
DIVIDENDS
Our portfolio of energy infrastructure real property assets generates cash flow from which we pay distributions to stockholders. We pay dividends based on what we believe is the median to long-term cash generating ability of our assets adjusted for special items. Quarterly, we plan on distributing our CAD less appropriate reserves established at the discretion of our Board of Directors which could include, but are not limited to:
•providing for the proper conduct of our business including reserves for future capital expenditures;
•providing for additional debt repayment beyond mandatory amortization;

Table of Contents	Glossary of Defined Terms

•providing for repurchases or redemptions of any series of our preferred stock or securities convertible into preferred stock;
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
The Grier Members hold an economic interest in Crimson via the issuance, at close of the Crimson Transaction, of Class A-1, Class A-2 and Class A-3 units. Upon CPUC approval the Grier Members have the right to convert their A-1, A-2 and A-3 units into our unregistered securities. Each of these securities are convertible as follows: Class A-1 units into the 9.00% Series C Exchangeable Preferred Stock, the Class A-2 units into the 4.00% Series B Redeemable Preferred Stock and the Class A-3 units into the Class B Common Stock. However, prior to conversion, the A-1, A-2 and A-3 units pay distributions as if they were the corresponding Company securities. As of this point in time, none of our securities referenced above are issued. In addition, a stockholder vote is required, pursuant to NYSE rules, for the authorization of the ability of the 4.00% Series B Redeemable Preferred Stock to be further convertible into Class B Common Stock. The Class A-1, Class A-2 and Class A-3 units dividend rights, redemption rights, voting rights, exchange rights and conversion rights are provided below.
9.00% Series C Exchangeable Preferred Stock
Dividends. Under the Series C Preferred Articles Supplementary, holders of the Series C Preferred are entitled to receive cumulative dividends before any dividends are paid to the holders of Common Stock or Class B Common Stock at the rate per share of 9.0% of the stated liquidation preference of $25.00 per annum, or $2.25 per annum, payable quarterly in arrears. Upon any liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series C Preferred shall be entitled to receive out of the assets of the Company legally available for distribution to stockholders a liquidation preference of $25.00 per share, plus an amount equal to accrued and unpaid dividends thereon, whether or not declared, to the date of payment, before any distribution or payment shall be made to the holders of any junior securities, including the Common Stock or Class B Common Stock.
Redemption. The Company may, at its option, redeem the Series C Preferred at any time in whole, or from time to time in part, for cash at a price per share equal to the liquidation preference of $25.00 per share, plus any accrued and unpaid dividends thereon to, but not including, the date of redemption. In addition, to the extent the Series C Preferred has not previously been redeemed, the Company will redeem the Series C Preferred on the seventh anniversary of the date that the Series C Preferred is first issued and sold. If the Company exercises any of its redemption rights relating to the Series C Preferred, the holders of such redeemed shares will have the exchange rights described below.
Voting Rights. Holders of shares of the Series C Preferred generally do not have any voting rights, except for limited matters directly impacting the Series C Preferred.
Exchange. Each holder of Series C Preferred may exchange, at such holder’s option, any or all of such holder’s shares of Series C Preferred into an equal number of depositary shares representing the Company’s Series A Preferred. If at any time the volume weighted average price per depositary share representing Series A Preferred is greater than $23.50 for at least thirty (30) consecutive trading days, then the Company may elect to exchange all outstanding shares of the Series C Preferred into a number of depositary shares representing Series A Preferred equal to the number of shares of Series C Preferred to be exchanged multiplied by $25.00 and then dividing that product by $23.50. The Company will pay all accrued and unpaid dividends to, but not including, the date of the exchange in cash or additional depositary shares representing Series A Preferred.
4.00% Series B Redeemable Preferred Stock
Dividends. Under the Series B Preferred Articles Supplementary, holders of Series B Preferred Stock are entitled to receive cumulative dividends before any dividends are paid to the holders of Common Stock or Class B Common Stock at the rate per share of 4.0% of the stated liquidation preference of $25.00 per annum, or $1.00 per annum, payable quarterly in arrears. The Company may elect to pay such dividend by issuing additional shares of Series B Preferred. Upon any liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company legally available for distribution to stockholders a liquidation preference of $25.00 per share, plus an amount equal to accrued and unpaid dividends thereon, whether or not declared, to the date of

Table of Contents	Glossary of Defined Terms

payment, before any distribution or payment shall be made to the holders of any junior securities, including the Common Stock or Class B Common Stock. If existing stockholders of the Company have not approved the convertibility of the Series B Preferred to Class B Common Stock by February 3, 2022, then the dividend rate shall increase to 11.00% per annum.
Redemption. The Company may, at its option, redeem the Series B Preferred at any time in whole, or from time to time in part, for cash at a price per share equal to the liquidation preference of $25.00 per share, plus any accrued and unpaid dividends thereon to, but not including, the date of redemption. In addition, to the extent the Series B Preferred has not previously been redeemed, the Company will redeem the Series B Preferred on the seventh anniversary of the date that the Series B Preferred is first issued and sold. If the Company exercises any of its redemption rights relating to the Series B Preferred, the holders of such redeemed shares will have the conversion rights described below.
Voting Rights. Holders of shares of the Series B Preferred generally do not have any voting rights, except for limited matters directly impacting the Series B Preferred.
Conversion. Assuming that existing holders of the Company's Common Stock approve the conversion in accordance with the NYSE rules, within five (5) business days thereafter, the Series B Preferred will automatically convert into a number of shares of the Company’s Class B Common Stock, per share of Series B Preferred, equal to the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the date fixed for conversion by (ii) the product of (A) 90% times (B) $7.80; provided that if the conversion would cause the Company’s status as a REIT to be materially and adversely affected, the Company may elect to settle the conversion in cash.
At any time after the existing holders of the Company’s Common Stock approve the conversion in accordance with the NYSE rules, and only to the extent that the mandatory conversion described above does not occur promptly, each holder of Series B Preferred may convert, at such holder’s option, any or all of such holder’s shares of Series B Preferred into a number of shares of Common Stock per share of Series B Preferred equal to the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the date fixed for conversion by (ii) $7.80.
Class B Common
The Class B Common Articles Supplementary establish the terms of the Class B Common Stock, which are substantially similar to the Company’s Common Stock, including voting rights, except that the Class B Common Stock will be subordinated to the Common Stock with respect to dividends and liquidation and will automatically convert into Common Stock under certain circumstances. The Company has not yet issued any shares of Class B Common Stock and does not intend to list the Class B Common Stock on any exchange.
Voting Rights. Class B Common Stock will vote together with the holders of Common Stock, voting as a single class, with respect to all matters on which holders of the Common Stock are entitled to vote. The Company may not authorize or issue any additional shares of Class B Common Stock beyond the number authorized in the Class B Common Articles Supplementary without the affirmative vote of at least 66-2/3% of the outstanding shares of Class B Common Stock. Any amendment to the Company’s charter that would alter the rights of the Class B Common Stock must be approved by the affirmative vote of the majority of the outstanding Class B Common Stock.
Dividends. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of the Class B Common Stock will be entitled to receive dividends to the extent authorized by the Company’s Board of Directors and declared by the Company pursuant to a formula based on the amount of dividends declared on the Company’s Common Stock. For the first four quarters after closing of the Crimson Transaction, the shares of Class B Common Stock will be entitled to receive dividends (“Class B Dividends”) in any quarter only to the extent that the product of (i) the sum of (A) the Company’s CAFD and (B) the CAFD budget for any uncompleted quarter in such first four quarter period, as approved by the Company’s Board of Directors, multiplied by (ii) 0.25 for such first four quarters is greater than the base dividend established for the Common Stock as set forth in the Class B Common Articles Supplementary (“Common Base Dividend”) of $0.05 per share per quarter multiplied by 1.25. For the fifth through twelfth quarters after closing of the Crimson Transaction, the Class B Common Stock will be entitled to receive Class B Dividends in any quarter only to the extent that: (i) the product of the Company’s latest twelve months (“LTM”) CAFD for that quarter multiplied by 0.25 is greater than (ii) the product of the base dividend established for the Common Stock for that quarter multiplied by 1.25. In no event will the Class B Dividend per share be greater than the Common Base Dividend per share during the same quarter and no Class B Dividend will accrue until after April 1, 2021. As is the case for Common Stock, Class B Dividends will not be cumulative.
For the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 30, 2022, the Common Stock Base Dividend Per Share shall equal $0.05 per share per quarter. For the fiscal quarters of the Company ending June 30, 2022, September 30, 2022, December 31, 2022 and March 30, 2023, the Common Stock Base Dividend Per Share

Table of Contents	Glossary of Defined Terms

shall equal $0.055 per share per quarter. For fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter. The Class B Common dividend is subordinated based on a distribution formula.
Conversion. The shares of Class B Common Stock will convert to Common Stock on a one-for-one basis upon the first to occur of the following:
•the Board of Directors authorizes and the Company declares a quarterly dividend per share of outstanding Common Stock in excess of the then-applicable Common Base Dividend;
•the issuance of additional shares of Common Stock other than in connection with: (i) any director or management compensation plan or equity award, (ii) the Company’s Dividend Reinvestment Plan, (iii) any conversion rights of the Company’s existing 5.875% Convertible Senior Notes due 2025 or Series A Preferred, (iv) any exchange for fair value for the issuance of Common Stock (as determined by the Company’s Board of Directors), or (v) any stock split, reverse stock split, stock dividend or similar transaction in which the shares of Class B Common Stock share equally; or
•the Board of Directors authorizes and the Company declares a quarterly dividend per share to the Class B Common Stock equal to the then-applicable Common Base Dividend for any four consecutive fiscal quarters beginning with the fiscal quarter ending June 30, 2022 through the fiscal quarter ending March 30, 2024.
To the extent no conversion occurs as described above, then the Class B Common will convert to Common Stock on February 4, 2024 at a ratio equal to the quotient obtained by dividing (i) (A) the quotient of the then-applicable LTM CAFD divided by the product of (x) 1.25 and (y) four (4) times the then-applicable Common Base Dividend per share, less (B) the number of then-outstanding shares of Common Stock by (ii) the number of then-outstanding shares of Class B Common Stock; provided, however, that the ratio shall not be less than 0.6800 shares of Common Stock per share of Class B Common or greater than 1.000 shares of Common Stock per share of Class B Common.
Dividend Declarations
On February 26, 2021, we paid dividends of $0.05 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On April 28, 2021, the Company’s Board of Directors authorized the declaration of dividends of $0.05 per share of common stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock. Additionally, the Company's Board of Directors authorized the declaration of dividends on the Company's Series B Preferred of $0.25 per share (intended to be payable in kind) and on the Company's Series C Preferred Securities of $0.5625 per share (payable in cash), as if such securities had been outstanding, in accordance with the terms of the Crimson Third LLC Agreement (subject to a pending amendment to permit in-kind distributions on Class A-2 units). As described in Item 1, Note 17 ("Subsequent Events"):

•the Board of Directors’ authorization of deemed dividends on the Series B Preferred will entitle the holders of Crimson's outstanding Class A-2 units to receive from Crimson a distribution of $0.25 per unit, which is intended to be payable as an in kind distribution of an aggregate of 24,360 additional Class A-2 units to such holders based on a stated value of $25.00 per unit; and

•the Board of Directors' authorization of deemed dividends on the Series C Preferred will entitle the holders of Crimson's outstanding Class A-1 units to receive from Crimson a cash distribution of $0.5625 per unit.
The Company anticipates that all dividends paid in 2021 will be a return of capital.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2020, and to Part I, Item 1, Note 3 ("Acquisition"), Note 4 ("Transportation And Distribution Revenue"), Note 5 ("Leased Properties And Leases") and Note 6 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during and subsequent to the period ended March 31, 2021.
Crimson Midstream Holdings
Effective February 1, 2021, we acquired a 49.50 percent interest in Crimson, with the right to acquire the remaining 50.50 percent interest, in exchange for a combination of cash on hand of approximately $74.6 million, commitments to issue new

Table of Contents	Glossary of Defined Terms

common and preferred equity with a fair value of $115.3 million (reflected as a non-controlling interest), contribution of the Grand Isle Gathering System with a fair value of $48.9 million to the sellers and $105.0 million in new term loan and revolver borrowings. Crimson's assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles across northern, central and southern California, connecting California crude production to in-state refineries. The acquired assets qualify for REIT treatment under established IRS regulations and the Company’s Private Letter Ruling ("PLR"). The assets acquired in the Crimson Transaction include the following:

Asset	Location	Asset Description
Sol Cal Pipeline	Southern California	~760 miles of pipe (including ~610 active miles); 7 separate pipeline systems; 8 tanks and 6 pump stations. Transports crude oil from Los Angeles and Ventura basins to Los Angeles refineries.
KLM Pipeline	San Joaquin Valley to Northern California	~620 miles of pipe (including ~290 active miles); 5 tanks and 7 pump stations. Transports crude oil from San Joaquin Valley to Bay Area refineries.
San Pablo Bay Pipeline	San Joaquin Valley to Northern California	~540 miles of heated pipe from San Joaquin Valley to Northern California (including ~380 active miles); ~2.3Mbbls tank capacity. Transports crude oil from San Joaquin Valley to Bay Area refineries.
Proprietary Pipeline	South of Bakersfield	~100 miles of pipe (including ~45 active miles); Connects Crimson system to rail volumes and supports other in-basin crude oil movements.
MoGas Pipeline
During the fourth quarter of 2020, MoGas entered into a new long-term firm transportation services agreement with Spire, its largest customer. Upon completion of the STL Interconnect project in mid-December 2020, the agreement increased Spire's firm capacity from 62,800 dekatherms per day to 145,600 dekatherms per day through October 2030 and replaced the previous firm transportation agreement. MoGas has also entered into an additional ten-year firm transportation services agreement with Ameren Energy, an existing customer. The new agreements started providing incremental revenue for MoGas in the fourth quarter of 2020.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of March 31, 2021:

Contractual Obligations
	Notional Value	Less than 1 year	2-3 years	4-5 years	More than 5 years
5.875% Convertible Debt	$118,050,000	$—	$—	$118,050,000	$—
5.875% Convertible Interest	—	6,935,438	13,870,875	10,403,156	—
Crimson Term Loan	80,000,000	8,000,000	72,000,000	—	—
Crimson Term Loan Interest		3,548,924	5,589,037	—	—
Crimson Revolver	25,000,000	—	25,000,000	—	—
Crimson Revolver Interest(1)		1,150,933	2,128,437	—	—
Operating Leases	8,728,690	1,411,967	1,995,257	883,917	4,437,549
Total		$21,047,262	$120,583,606	$129,337,073	$4,437,549
(1) The interest payments under the Crimson Revolver assume the borrowings will be outstanding until maturity on February 4, 2024. Actual borrowings and repayments will fluctuate based on the Company's working capital requirements.

SEASONALITY
MoGas and Omega generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
We expect Crimson Pipeline will have stable revenues throughout the year. Maintenance activities can be performed at any time during the year and are planned to avoid large quarterly fluctuations. Our San Pablo Bay pipeline has a seasonal minimum volume required to be operated as a batched system delivering heavy crude oil to its customers. The minimum volume is required as heavy crude oil must be heated to be transported via the pipeline. The lowest allowed minimum volume typically occurs in the months from July to September. The highest allowed minimum volume typically occurs from December to March. The actual effective periods are dependent on the ground temperature. The historical average quarterly crude oil volumes for

Table of Contents	Glossary of Defined Terms

Crimson are provided in the table below. For the quarter ended March 31, 2020, the volume only includes the San Pablo Bay Pipeline and Proprietary System volumes since the closing of Crimson's acquisition of these assets on March 1, 2020.

	Crimson Average Crude Oil Volume for Quarter Ended (bpd):
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Crude oil volume	151,607	224,422	207,609	201,732	197,764
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
IMPACT OF INFLATION AND DEFLATION
Higher inflation will likely result in higher expenses including interest expense. However, as a primarily regulated asset operator, these higher costs should translate into our ability to increase revenue to offset the higher expenses.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2021, we had liquidity of approximately $43.8 million comprised of cash of $18.8 million plus revolver availability of $25.0 million. We used an additional $5.0 million of the revolver availability in April 2021 for working capital requirements. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital, operational expenditure requirements and to make quarterly cash distributions at current levels for the next 12 months.
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited)
Net cash provided by (used in):
Operating activities	$(2,481,161)	$11,767,712
Investing activities	(72,547,582)	19,469
Financing activities	(5,728,170)	(13,596,417)
Net change in cash and cash equivalents	$(80,756,913)	$(1,809,236)
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2021 was driven by (i) $9.8 million in general and administrative expenses, (ii) cash paid for interest of $4.3 million, partially offset by (iii) $10.8 million in net contributions from our operating subsidiaries, including Crimson, MoGas and Omega and (iv) $1.1 million in PLA subsequent sales revenue.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was primarily attributable to (i) $68.1 million of cash utilized to acquire our 49.50 percent interest in Crimson, net of cash acquired and (ii) purchases of property and equipment of $4.6 million.
There were no significant cash investing activities for the three months ended March 31, 2020.

Table of Contents	Glossary of Defined Terms

Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2021 was primarily attributed to (i) common and preferred dividends paid of $683 thousand and $2.3 million, respectively, (ii) cash paid for debt financing costs of $2.7 million for the Crimson Credit Facility and, (iii) advances on the Crimson Revolver of $3.0 million, offset by payments on the Crimson Revolver for the same amount.
Net cash flows used in financing activities for the three months ended March 31, 2020 were primarily attributable to (i) common and preferred dividends paid of $10.2 million and $2.3 million, respectively, (ii) principal payments of $882 thousand on our secured credit facilities and (iii) preferred stock repurchases of $162 thousand.
Capital Expenditures
Crimson's operations can be capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Crimson's capital requirements consist of maintenance capital expenditures and growth capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of Crimson's assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those made to acquire additional assets to grow Crimson's business, to expand and upgrade Crimson's systems and facilities and to construct or acquire new systems or facilities. Crimson may incur substantial amounts of capital expenditures in certain periods in connection with large maintenance projects that are intended to only maintain its assets. For the three months ended March 31, 2021, the Company incurred $1.4 million in maintenance capital expenditures. Crimson expects to incur maintenance capital expenditures in a range of $10.0 million to $11.0 million in 2021.
Crimson Credit Facility
On February 4, 2021, in connection with the Crimson Transaction, Crimson Midstream Operating and Corridor MoGas, (collectively, the "Borrowers"), together with Crimson, MoGas Debt Holdco LLC, MoGas, CorEnergy Pipeline Company, LLC, United Property Systems, Crimson Pipeline, LLC and Cardinal Pipeline, L.P. (collectively, the "Guarantors") entered into the Crimson Credit Facility with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank. The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility (the "Crimson Revolver"), an $80.0 million term loan (the "Crimson Term Loan") and an uncommitted incremental facility of $25.0 million. Upon closing of the Crimson Transaction, the Borrowers drew the $80.0 million Crimson Term Loan and $25.0 million on the Crimson Revolver. Subsequent to the initial closing, on March 25, 2021, Crimson contributed all of its equity interests in Crimson Midstream Services, LLC and Crimson Midstream I Corporation to Crimson Midstream Operating, and, effective as of May 4, 2021, such subsidiaries have become additional Guarantors pursuant to the Amended and Restated Guaranty Agreement and parties to the Amended and Restated Security Agreement and (in the case of Crimson Midstream I Corporation) the Amended and Restated Pledge Agreement.
The loans under the Crimson Credit Facility mature on February 4, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021. Subject to certain conditions, all loans made under the Credit Agreement shall, at the option of the Borrowers, bear interest at either (a) LIBOR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility); however, the initial interest rate is set at the top level of the pricing grid until the first compliance reporting event for the period ended June 30, 2021.
Outstanding balances under the facility are guaranteed by the Guarantors pursuant to the Amended and Restated Guaranty Agreement and secured by all assets of the Borrowers and Guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customary excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. Under the terms of the Crimson Credit Facility, we will be subject to certain financial covenants commencing with the fiscal quarter ending June 30, 2021 for the Borrowers and their restricted subsidiaries as follows (i): the total leverage ratio shall not be greater than: (a) 3.00 to 1.00 commencing with the fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending December 31, 2021; (b) 2.75 to 1.00 commencing with the fiscal quarter ending March 31, 2022 through and including the fiscal quarter ending December 31, 2022; and (c) 2.50 to 1.00 commencing with the fiscal quarter ending March 31, 2023 and for each fiscal quarter thereafter and (ii) the debt service coverage ratio, shall not be less than 2.00 to 1.00.

Table of Contents	Glossary of Defined Terms

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
We also had approximately $25.0 million of available borrowing capacity on the Crimson Revolver at March 31, 2021. For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2020, and Part I, Item 1, Note 12 ("Debt") included in this Report.
5.875% Convertible Notes
On August 12, 2019, we completed a private placement offering of $120.0 million aggregate principal amount of 5.875% Convertible Senior Notes due 2025 to the initial purchasers of such notes for cash in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. The initial purchasers then resold the 5.875% Convertible Notes for cash equal to 100% of the aggregate principal amount thereof to qualified institutional buyers, as defined in Rule 144A under the Securities Act, in reliance on an exemption from registration provided by Rule 144A. The 5.875% Convertible Notes mature on August 15, 2025 and bear interest at a rate of 5.875 percent per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.
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
Refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part I, Item 1, Note 12 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes.
Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of common stock for issuance under our dividend reinvestment plan. As of March 31, 2021, we have issued 22,003 shares of common stock under our dividend reinvestment plan ("DRIP") pursuant to the shelf resulting in remaining availability of approximately 977,997 shares of common stock.
On November 9, 2018, we had a new shelf registration statement declared effective by the SEC replacing our previously filed shelf registration statement, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As previously disclosed in our Annual Report on Form 10-K filed on March 4, 2021, we did not expect to be able to use this shelf registration statement or the shelf registration statement filed for our DRIP, at least until we were able to file certain financial statement information as required by SEC Regulation S-X. On April 29, 2021, we announced that our Board of Directors has authorized the reinstatement of the operation of the DRIP. The Board of Directors made this determination in light of the fact that the staff of the SEC has advised us that we can resume the use of our previously filed and effective shelf registration statements.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing assets within the U.S. energy infrastructure sector. These investing activities have often been financed from the proceeds of our public equity and debt offerings as well as our credit facilities mentioned above. We are also expanding our business development efforts to include other REIT qualifying revenue sources. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. Additionally, our liquidity and capitalization may be impacted by the optional redemption

Table of Contents	Glossary of Defined Terms

of the Series A Preferred Stock. The depositary shares are currently eligible to be redeemed, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.
The following is our liquidity and capitalization as of March 31, 2021 and December 31, 2020:

Liquidity and Capitalization
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$18,839,994	$99,596,907
Revolver availability	$25,000,000	$—

Revolving credit facility	$25,000,000	$—
Long-term debt (including current maturities)(1)	193,440,040	115,008,130
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	125,270,350	125,270,350
Common stock, non-convertible, $0.001 par value	13,652	13,652
Additional paid-in capital	336,750,132	339,742,380
Retained deficit	(327,926,126)	(315,626,555)
Total CorEnergy Equity	134,108,008	149,399,827
Non-controlling interest (Crimson)	116,928,344	—
Total equity	251,036,352	149,399,827
Total capitalization	$469,476,392	$264,407,957
(1) Long-term debt is presented net of discount and deferred financing costs.
The above table does not give effect to (i) the potential issuance of securities in the proposed Internalization transaction, which is subject to stockholder approval, or (ii) the conversion of the non-controlling interest into our securities, which are subject to CPUC approval and, in the case of the conversion of Series B Preferred underlying the Class A-2 units to Class B Common Stock, the approval of our stockholders and will be elective by the holder(s) of the non-controlling interest. It is our intent to treat distributions with respect to the non-controlling interest, representing the A-1, A-2 and A-3 units at Crimson, with the same relative priority and amount as our underlying securities that they may be converted into. Below is a prospective forward-looking capitalization table that adjusts for the proposed Internalization transaction as well as conversion of the non-controlling interest into our securities that they are expected to ultimately convert into at the election of the holder(s).

Table of Contents	Glossary of Defined Terms

Prospective Forward-Looking Capitalization Table (as of March 31, 2021)
	March 31, 2021	Prospective	Prospective for Non-Controlling Interest Reorg. and Internalization	Prospective	Prospective for Non-Controlling Interest Conversion
	Actual(1)	Adjustments(2)		Adjustments(3)
Cash and Cash Equivalents	$18,839,994	$—	$18,839,994	$—	$18,839,994

Debt
Revolving Credit Facility	25,000,000	—	25,000,000	—	25,000,000
Long-Term Debt (including current maturities)(4)	193,440,040	—	193,440,040	—	193,440,040
Total Debt	218,440,040	—	218,440,040	—	218,440,040

Redeemable Equity
Redeemable Series C Preferred Stock	—	38,442,604	38,442,604	(38,442,604)	—
Redeemable Series B Preferred Stock	—	59,949,960	59,949,960	(59,949,960)	—
Total Redeemable Equity	—	98,392,564	98,392,564	(98,392,564)	—

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	125,270,350	4,255,325	129,525,675	42,904,300	172,429,975
Total	125,270,350	4,255,325	129,525,675	42,904,300	172,429,975

Common Stock
Common Stock	13,652	1,154	14,806	—	14,806
Class B Common Stock	—	3,134	3,134	8,675	11,809
Additional Paid-In Capital	336,750,132	32,635,906	369,386,038	59,937,054	429,323,092
Retained Deficit	(327,926,126)	—	(327,926,126)	—	(327,926,126)
Total	8,837,658	32,640,194	41,477,852	59,945,729	101,423,581
Non-controlling interest	116,928,344	(116,928,344)	—	—	—
Total Stockholders' Equity	$251,036,352	$(80,032,825)	$171,003,527	$102,850,029	$273,853,556

Total Capitalization	$469,476,392		$487,836,131		$492,293,596

Shares Outstanding(5)
Common Stock	13,651,521	1,153,846	14,805,367	—	14,805,367
Class B Common Stock	—	3,133,903	3,133,903	8,675,214	11,809,117
Total Shares Outstanding	13,651,521	4,287,749	17,939,270	8,675,214	26,614,484

(1) The non-controlling interest reflects the Grier Members' equity consideration for the A-1, A-2 and A-3 units representing a 50.50% interest in Crimson. Subject to CPUC regulatory approval and certain stockholder approvals, these units are convertible into certain CorEnergy securities as illustrated in the prospective adjustments above.
(2) The increase in Series A Preferred Stock, Common Stock and Class B Common Stock reflect the prospective adjustment for the equity consideration outlined in the Internalization agreement. The Internalization agreement is subject to stockholder approval before such equity consideration can be issued. Refer to Part I, Item 1, Note 9 ("Management Agreement") for further details on the Internalization. Further, the prospective adjustments also reflect the Grier Members' conversion of the non-controlling interest presently represented by their A-1, A-2 and A-3 units into Series C Preferred Stock, Series B Preferred Stock and Class B Common, respectively. Such conversions are subject to receiving CPUC approval and, in case of the further conversion of Series B Preferred to Class B Common Stock, approval by our stockholders and are at the election of the holders. Further, we do not expect the holders to exercise their conversion rights all at once due to the income tax consequences arising from such conversions. We cannot predict when the holders will elect to convert or if they will elect to convert at all.

Table of Contents	Glossary of Defined Terms

(3) The increase in the Series A Preferred Stock assumes the Grier Members elect to convert their Series C Preferred Stock. The increase in Class B Common Stock assumes stockholder approval is received allowing the Grier Members to convert the Series B Preferred Stock to Class B Common Stock.
(4) Long-term debt is presented net of discount and deferred financing costs.
(5) The shares outstanding do not include the impact of in kind dividends declared by the CorEnergy Board of Directors on the Series B Preferred.
CRITICAL ACCOUNTING ESTIMATES
The financial statements included in this Report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of income, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.
A discussion of our critical accounting estimates is presented under the heading "Critical Accounting Estimates" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020, as previously filed with the SEC. No material modifications have been made to our critical accounting estimates except as noted below.
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill or gain from a bargain purchase. For all material acquisitions, we engage an independent valuation specialist to assist with the determination of the fair value of the assets acquired, liabilities assumed, non-controlling interests, if any, and goodwill based on recognized valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate in the reporting period in which the adjustment amounts are determined based on facts and circumstances that existed as of the acquisition date, as applicable. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management's estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. We expense acquisition-related costs as incurred in connection with each business combination.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Long-term debt used to finance our acquisitions may be based on floating or fixed rates.
Effective February 1, 2021 as a result of the Crimson Transaction described in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, borrowings under the Crimson Credit Facility are variable-rate based on either (a) LIBOR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a pricing spread. As of March 31, 2021, the interest rate for the Crimson Credit Facility was set at LIBOR plus the top level of the spread of 450 basis points resulting in an interest rate of 4.61%. The pricing spread will not be redetermined until the first compliance reporting event for the period ending June 30, 2021. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current LIBOR rates would have resulted in an initial interest rate of 5.61% or 3.61%, respectively, for the Crimson Credit Facility. Assuming the Crimson Credit Facility was in place beginning January 1, 2021, a 100 basis point increase or decrease in the current LIBOR rate would have resulted in an approximately $260 thousand increase or decrease in interest expense for the three months ended March 31, 2021.
Further, as a result of the Crimson Transaction, we will be exposed to limited market risk associated with fluctuating commodity prices. With the exception of buy/sell arrangements on some of Crimson's pipelines and the PLA oil retained, Crimson does not take ownership of the crude oil that it transports or stores for its customers, and it does not engage in the trading of any commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices.

Table of Contents	Glossary of Defined Terms

Certain of Crimson's transportation agreements and tariffs for crude oil shipments also include a PLA. As is common in the pipeline transportation industry, as crude oil is transported Crimson earns a very small percentage of the crude oil transported, earned PLA oil inventory, which it can then sell. The realized PLA volume earned and available for sale is net of differences in measurement and actual volumes gained or lost. This allowance oil revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of March 31, 2021, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 4. CONTROLS AND PROCEDURES
Crimson Transaction

We are in the process of integrating Crimson, which we acquired effective February 1, 2021. Management’s assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of March 31, 2021 excludes an assessment of the internal control over financial reporting related to Crimson. Crimson represented 72.1% of our consolidated total assets and 75.1% of our consolidated revenue included in our consolidated financial statements as of and for the three months ended March 31, 2021.
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
Changes in Internal Control over Financial Reporting
We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we are beginning to implement our controls and procedures at the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, during the quarterly period ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading "CorEnergy Legal Proceedings" and "Crimson Legal Proceedings" Note 10 ("Commitments & Contingencies") in to our consolidated financial statements included in Part I of this Report is incorporated by reference into this Item 1.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended March 31, 2021. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under Internal Revenue Code section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Board of Directors will continue to determine the amount of any distribution that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements, including cash used to make distributions to outstanding Class A-1 and Class A-2 LLC Units of Crimson, and remain subject to other risks and uncertainties, as discussed under the heading "Dividends" in Part I, Item 2 of this Report. Further, the terms of our Crimson Credit Facility provide that cash distributions to us from the Borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow.
Other than the issuance of LLC units of Crimson pursuant to the Crimson Transaction, as previously disclosed in the Company's Form 8-K filed with the SEC on February 10, 2021, we did not sell any securities during the first quarter ended March 31, 2021 that were not registered under the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As previously reported in the Company's Current Report on Form 8-K, filed with the SEC February 10, 2021, on February 4, 2021, in connection with the Crimson Transaction, the Borrowers, together with Crimson, MoGas Debt Holdco LLC, MoGas, CorEnergy Pipeline Company, LLC, United Property Systems, Crimson Pipeline, LLC and Cardinal Pipeline, L.P. (collectively, the "Guarantors") entered into the Crimson Credit Facility with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank.
In connection with the execution of the Crimson Credit Facility, the Guarantors simultaneously entered into an Amended and Restated Guaranty Agreement, pursuant to which they have each severally provided an unconditional guaranty of the obligations of the Borrowers under the Crimson Credit Facility. A copy of the Amended and Restated Guaranty Agreement, which inadvertently was omitted from the February 10, 2021 Form 8-K, is filed as an exhibit to this Report.
Additionally, given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 1.01 "Entry into a Material Definitive Agreement" of Form 8-K, in lieu of filing a separate Form 8-K.
Effective March 25, 2021, Crimson contributed all of its equity interests in Crimson Midstream Services, LLC and Crimson Midstream I Corporation to Crimson Midstream Operating, one of the Borrowers under the Crimson Credit Facility. Effective as of May 4, 2021, such subsidiaries have become additional guarantors under the Amended and Restated Guaranty Agreement, and parties to the Amended and Restated Security Agreement and (in the case of Crimson Midstream I Corporation) the

Table of Contents	Glossary of Defined Terms

Amended and Restated Pledge Agreement, pursuant to Supplements to each of such agreements that are dated May 4, 2021 and filed as exhibits to this Report.
ITEM 6. EXHIBITS

Table of Contents	Glossary of Defined Terms

Exhibit No.	Description of Document

2.1
Membership Interest Purchase Agreement dated February 4, 2021, by and among CorEnergy Infrastructure Trust, Inc., Crimson Midstream Holdings, LLC, CGI Crimson Holdings, L.L.C., and John D. Grier (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

2.2
First Amendment to Membership Purchase Agreement dated March 3, 2021 by and among CorEnergy Infrastructure Trust, Inc., Crimson Midstream Holdings, LLC, CGI Crimson Holdings, L.L.C., and John D. Grier (incorporated by reference to the Registrant's Form 10-K filed March 4, 2021).

2.3
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

3.2
Articles Supplementary, dated February 4, 2021, Establishing and Fixing the Rights and Preferences of Additional Shares of the Registrant's Series B Preferred Stock (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

3.3
Articles Supplementary, dated February 4, 2021, Establishing and Fixing the Rights and Preferences of Additional Shares of the Registrant's Series C Preferred Stock (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

10.1	Third Amended and Restated Limited Liability Agreement of Crimson Midstream Holdings, LLC (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).
10.2
Registration Rights Agreement dated February 4, 2021, by and among CorEnergy Infrastructure Trust, Inc. and the holders of Units listed on Schedule A thereto (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

10.3
Settlement and Mutual Release Agreement dated February 4, 2021, by and among CorEnergy Infrastructure Trust, Inc., Grand Isle Corridor, LP, Energy XXI GIGS Services, LLC, Energy XXI Gulf Coast, Inc., and CEXXI, LLC (incorporated by reference to the Registrant's Form 8-K, filed February 10, 2021).

10.4
First Amendment to Management Agreement dated February 4, 2021, by and among CorEnergy Infrastructure Trust, Inc. and Corridor InfraTrust Management, LLC (incorporated by reference to the Registrant's Form-8K, filed February 10, 2021).

10.5
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

10.6
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

10.7
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

10.8
Amended and Restated Guaranty Agreement dated February 4, 2021, by and among Crimson Midstream Operating, LLC, Corridor MoGas, Inc., Crimson Midstream Holdings, LLC, MoGas Debt Holdco LLC, MoGas Pipeline, LLC, CorEnergy Pipeline Company, LLC, United Property Systems, LLC, Crimson Pipeline, LLC, and Cardinal Pipeline, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent - filed herewith.

10.9
Supplement No. 1, dated May 4, 2021, to Amended and Restated Guaranty Agreement dated February 4, 2021, executed by Crimson Midstream I Corporation and Crimson Midstream Services, LLC; - filed herewith.

10.10
Supplement No. 1, dated May 4, 2021, to Amended and Restated Pledge and Security Agreement dated February 4, 2021, executed by Crimson Midstream I Corporation; Crimson Midstream Operating, LLC, and Corridor MoGas, Inc., the pledgors from time to time and party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank - filed herewith.

10.11
Supplement No. 1, dated May 4, 2021, to Amended and Restated Security Agreement dated February 4, 2021, executed by Crimson Midstream I Corporation and Crimson Midstream Services, LLC. - filed herewith.

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

Table of Contents	Glossary of Defined Terms

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
May 10, 2021

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
May 10, 2021