Form 10-Q
period 2021-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2021-08-09
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of August 2, 2021, the registrant had 14,830,570 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2021
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2020.

Table of Contents	GLOSSARY OF DEFINED TERMS
Certain of the defined terms used in this Report as set forth below:
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
bpd: Barrels per day.
CARES Act: the Coronavirus Aid, Relief, and Economic Security Act.
Cash Available for Distribution or CAD: the Company's earnings before interest, taxes, depreciation and amortization, less (i) cash interest expense, (ii) preferred dividends, (iii) regularly scheduled debt amortization, (iv) maintenance capital expenditures, (v) reinvestment allocation and plus or minus other adjustments but excluding the impact of extraordinary or nonrecurring expenses unrelated to the operations of Crimson Midstream Holdings, LLC and all of its subsidiaries, as defined in the Articles Supplementary for the Class B Common Stock and effective beginning with the quarter ending June 30, 2021.
Class B Common Stock: the Company's Class B Common Stock, par value $0.001 per share.
Code: the Internal Revenue Code of 1986, as amended.
Common Stock: the Company's Common Stock, par value $0.001 per share.
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
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy.
COVID-19: Coronavirus disease of 2019; a pandemic affecting many countries globally.
Cox Acquiring Entity: MLCJR LLC, an affiliate of Cox Oil, LLC.
Cox Oil: Cox Oil, LLC.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
CPI: Consumer Price Index.
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
GIGS: the Grand Isle Gathering System, owned by Grand Isle Corridor LP and triple-net leased to a wholly-owned subsidiary of Energy XXI Gulf Coast, Inc until it was disposed of as partial consideration in connection with the Crimson Transaction effective February 1, 2021.
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
Grier Members: Mr. John D. Grier, Mrs. M. Bridget Grier and certain affiliated trusts of Grier, which collectively own a 50.50 percent interest in Crimson, which is reflected as a non-controlling interest in the Company's financial statements.
Indenture: that certain Base Indenture, dated August 12, 2019, between the Company and U.S. Bank National Association, as Trustee for the 5.875% Convertible Notes.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
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
TRS: taxable REIT subsidiary.
UPL: Ultra Petroleum Corp.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
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
•our continued ability to access the debt and equity markets;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $28,973,654 and $22,580,810 (Crimson VIE: $338,930,724, and $0, respectively)	$443,457,382	$106,224,598
Leased property, net of accumulated depreciation of $237,579 and $6,832,167	1,288,449	64,938,010
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,149,245	1,209,736
Cash and cash equivalents (Crimson VIE: $2,989,319 and $0, respectively)	17,695,458	99,596,907
Accounts and other receivables (Crimson VIE: $11,434,113 and $0, respectively)	14,389,085	3,675,977
Due from affiliated companies (Crimson VIE: $1,154,499 and $0, respectively)	1,163,633	—
Deferred costs, net of accumulated amortization of $155,353 and $2,130,334	986,994	1,077,883
Inventory (Crimson VIE: $1,512,398 and $0, respectively)	1,625,464	87,940
Prepaid expenses and other assets (Crimson VIE: $4,018,467 and $0, respectively)	10,939,625	2,054,804
Operating right-of-use assets (Crimson VIE: $5,844,591 and $0, respectively)	5,914,710	85,879
Deferred tax asset, net	4,173,754	4,282,576
Goodwill	1,718,868	1,718,868
Total Assets	$504,502,667	$284,953,178
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $1,580,091 and $0	$104,419,909	$—
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,713,020 and $3,041,870	115,336,979	115,008,130
Asset retirement obligation	—	8,762,579
Accounts payable and other accrued liabilities (Crimson VIE: $11,454,583 and $0, respectively)	20,780,331	4,628,847
Management fees payable	304,770	971,626
Due to affiliated companies (Crimson VIE: $970,469 and $0, respectively)	979,603	—
Operating lease liability (Crimson VIE: $5,609,946 and $0, respectively)	5,651,002	56,441
Unearned revenue (Crimson VIE $315,000 and $0, respectively)	6,147,990	6,125,728
Total Liabilities	$253,620,584	$135,553,351
Commitments and Contingencies (Note 10)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $125,270,350 and $125,270,350 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 50,108 and 50,108 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$125,270,350	$125,270,350
Common stock, non-convertible, $0.001 par value; 13,673,326 and 13,651,521 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (100,000,000 shares authorized)	13,673	13,652
Additional paid-in capital	333,890,657	339,742,380
Retained deficit	(327,513,586)	(315,626,555)
Total CorEnergy Equity	131,661,094	149,399,827
Non-controlling interest (Crimson)	119,220,989	—
Total Equity	250,882,083	149,399,827
Total Liabilities and Equity	$504,502,667	$284,953,178
Variable Interest Entity (VIE) (Note 15)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue
Transportation and distribution revenue	$28,100,343	$4,382,706	$49,395,482	$9,583,206
Pipeline loss allowance subsequent sales	2,915,533	—	3,991,255	—
Lease revenue	701,525	5,554,368	1,176,000	21,300,872
Deferred rent receivable write-off	—	—	—	(30,105,820)
Other revenue	579,177	29,913	774,339	56,220
Total Revenue	32,296,578	9,966,987	55,337,076	834,478
Expenses
Transportation and distribution expenses	15,363,410	1,222,135	25,706,007	2,597,364
Pipeline loss allowance subsequent sales cost of revenue	2,223,646	—	3,172,502	—
General and administrative	5,381,654	4,325,924	15,218,447	7,402,067
Depreciation, amortization and ARO accretion expense	3,748,453	3,662,926	6,646,783	9,309,993
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	146,537,547	5,811,779	146,537,547
Loss on termination of lease	—	458,297	165,644	458,297
Total Expenses	26,717,163	156,206,829	56,721,162	306,573,647
Operating Income (Loss)	$5,579,415	$(146,239,842)	$(1,384,086)	$(305,739,169)
Other Income (Expense)
Other income	$299,293	$102,038	$362,819	$419,858
Interest expense	(3,295,703)	(2,920,424)	(6,226,710)	(5,806,007)
Gain (loss) on extinguishment of debt	—	11,549,968	(861,814)	11,549,968
Total Other Income (Expense)	(2,996,410)	8,731,582	(6,725,705)	6,163,819
Income (Loss) before income taxes	2,583,005	(137,508,260)	(8,109,791)	(299,575,350)
Taxes
Current tax expense (benefit)	20,374	(2,431)	48,241	(397,074)
Deferred tax expense (benefit)	135,222	(71,396)	108,822	298,525
Income tax expense (benefit), net	155,596	(73,827)	157,063	(98,549)
Net Income (Loss)	2,427,409	(137,434,433)	(8,266,854)	(299,476,801)
Less: Net income attributable to non-controlling interest	2,014,870	—	3,620,178	—
Net Income (Loss) attributable to CorEnergy Stockholders	$412,539	$(137,434,433)	$(11,887,032)	$(299,476,801)
Preferred dividend requirements	2,309,672	2,309,672	4,619,344	4,570,465
Net loss attributable to Common Stockholders	$(1,897,133)	$(139,744,105)	$(16,506,376)	$(304,047,266)

Loss Per Common Share:
Basic	$(0.14)	$(10.24)	$(1.21)	$(22.27)
Diluted	$(0.14)	$(10.24)	$(1.21)	$(22.27)
Weighted Average Shares of Common Stock Outstanding:
Basic	13,659,667	13,651,521	13,655,617	13,649,907
Diluted	13,659,667	13,651,521	13,655,617	13,649,907
Dividends declared per share	$0.050	$0.050	$0.050	$0.800
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Total
	Shares	Amount	Amount
Balance at December 31, 2019	13,638,916	$13,639	$125,493,175	$360,844,497	$(9,611,872)	$476,739,439
Net loss	—	—	—	—	(162,042,368)	(162,042,368)
Series A preferred stock dividends	—	—	—	(2,313,780)	—	(2,313,780)
Preferred stock repurchases(1)	—	—	(222,825)	7,932	52,896	(161,997)
Common Stock dividends	—	—	—	(10,238,640)	—	(10,238,640)
Common Stock issued upon exchange of convertible notes	12,605	13	—	419,116	—	419,129
Balance at March 31, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$348,719,125	$(171,601,344)	$302,401,783
Net loss	—	—	—	—	(137,434,433)	(137,434,433)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	(2,309,672)
Common Stock dividends		—	—	(682,576)	—	(682,576)
Balance at June 30, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$345,726,877	$(309,035,777)	$161,975,102
(1) In connection with the repurchase of Series A Preferred Stock during 2020, the deduction from preferred dividends of $52,896 represents the discount in the repurchase price paid compared to the carrying amount derecognized.

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Shares	Amount	Amount
Balance at December 31, 2020	13,651,521	$13,652	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	(12,299,571)	1,605,308	(10,694,263)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	(682,576)	—	—	(682,576)
Equity attributable to non-controlling interest (Note 3)	—	—	—	—	—	115,323,036	115,323,036
Balance at March 31, 2021 (Unaudited)	13,651,521	$13,652	$125,270,350	$336,750,132	$(327,926,126)	$116,928,344	$251,036,352
Net income	—	—	—	—	412,539	2,014,870	2,427,409
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	(682,576)	—	—	(682,576)
Reinvestment of dividends paid to common stockholders	21,805	21	—	132,774	—	—	132,795
Crimson cash distribution on A-1 Units	—	—	—	—	—	(604,951)	(604,951)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	(406,000)	(406,000)
Equity attributable to non-controlling interest	—	—	—	—	—	1,288,726	1,288,726
Balance at June 30, 2021 (Unaudited)	13,673,326	$13,673	$125,270,350	$333,890,658	$(327,513,587)	$119,220,989	$250,882,083
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Operating Activities
Net loss	$(8,266,854)	$(299,476,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax, net	108,822	298,525
Depreciation, amortization and ARO accretion	7,427,544	9,963,908
Loss on impairment of leased property	—	140,268,379
Loss on impairment and disposal of leased property	5,811,779	146,537,547
Loss on termination of lease	165,644	458,297
Deferred rent receivable write-off, noncash	—	30,105,820
(Gain) loss on extinguishment of debt	861,814	(11,549,968)
Non-cash lease expense	439,246	—
Gain on sale of equipment	—	(3,542)
Changes in assets and liabilities:
Deferred rent receivable	—	(247,718)
Accounts and other receivables	541,580	1,216,469
Financing note accrued interest receivable	(9,926)	(4,671)
Inventory	144,113	—
Prepaid expenses and other assets	(2,788,545)	85,197
Due from affiliated companies, net	(184,030)	—
Management fee payable	(666,856)	(8,299)
Accounts payable and other accrued liabilities	1,740,265	(613,391)
Operating lease liability	(673,516)	—
Unearned revenue	(292,738)	(607,951)
Net cash provided by operating activities	$4,358,342	$16,421,801
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	(69,002,053)	—
Purchases of property and equipment, net	(9,275,334)	(85,144)
Proceeds from sale of property and equipment	79,600	7,500
Proceeds from insurance recovery	60,153	—
Principal payment on financing note receivable	70,417	43,333
Net cash used in investing activities	$(78,067,217)	$(34,311)
Financing Activities
Debt financing costs	(2,735,922)	—
Repurchases of Series A preferred stock	—	(161,997)
Dividends paid on Series A preferred stock	(4,619,344)	(4,623,452)
Dividends paid on Common Stock	(1,232,357)	(10,921,216)
Cash paid for extinguishment of convertible notes	—	(1,676,000)
Cash paid for maturity of convertible notes	—	(1,316,250)
Cash paid for settlement of Pinedale Secured Credit Facility	—	(3,074,572)
Distributions to non-controlling interest	(604,951)	—
Advances on revolving line of credit	8,000,000	—
Payments on revolving line of credit	(7,000,000)	—
Principal payments on secured credit facilities	—	(1,764,000)
Net cash used in financing activities	$(8,192,574)	$(23,537,487)
Net change in Cash and Cash Equivalents	$(81,901,449)	$(7,149,997)
Cash and Cash Equivalents at beginning of period	99,596,907	120,863,643
Cash and Cash Equivalents at end of period	$17,695,458	$113,713,646

Table of Contents	Glossary of Defined Terms

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental Disclosure of Cash Flow Information
Interest paid	$5,750,876	$5,392,894
Income taxes paid (net of refunds)	(1,286)	(466,407)

Non-Cash Investing Activities
Proceeds from sale of leased property provided directly to secured lender	$—	$18,000,000
In-kind consideration for the Grand Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	$48,873,169	$—
Crimson Credit Facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	105,000,000	—
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	116,205,762	—
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	386,009	110,000

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$235,198	$—
Common Stock issued upon exchange and conversion of convertible notes	—	419,129
Proceeds from sale of leased property used in settlement of Pinedale Secured Credit Facility	—	(18,000,000)
Crimson A-2 Units dividends payment in kind	406,000	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
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
Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on March 4, 2021 (the "2020 CorEnergy 10-K").
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
Although the Company has elected to defer adoption of ASU 2016-13, it will continue to evaluate the potential impact of the standard on its consolidated financial statements. As part of its ongoing assessment work, the Company has completed training on the CECL model and has begun developing policies, processes and internal controls.
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
In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" ("ASU 2020-06"). The new guidance (i) simplifies an issuer's accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models in ASC 470-20 that require separate accounting for embedded conversion features, (ii) simplifies the settlement assessment that issuers perform to determine whether a contract in its own equity qualifies for equity classification and (iii) requires entities to use the if-converted method for all convertible instruments and generally requires them to include the effect of share settlement for instruments that may be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, but an entity must early adopt the guidance at the beginning of the fiscal year. The Company elected to early adopt ASU 2020-6 on January 1, 2021 and noted that the standard does not have an impact on the Company's consolidated financial statements.

Table of Contents	Glossary of Defined Terms

3. ACQUISITION
Crimson Midstream Holdings, LLC

Effective February 1, 2021, the Company completed the acquisition of a 49.50 percent interest in Crimson (which includes a 49.50 percent voting interest and the right to 100.0 percent of the economic benefit of Crimson's business, after satisfying the distribution rights of the remaining equity holders) for total consideration with a fair value of $343.8 million after giving effect to the initial working capital adjustments and with the right to acquire the remaining 50.50 percent, subject to CPUC approval. After giving effect to the initial working capital adjustments, the consideration consisted of a combination of cash on hand of $74.6 million, commitments to issue new common and preferred equity valued at $115.3 million, contribution of the GIGS asset with a fair value of $48.9 million to the sellers and $105.0 million in new term loan and revolver borrowings, all as detailed further below. The consideration was subject to a final working capital adjustment. Crimson is a CPUC regulated crude oil pipeline owner and operator, and its assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including 1,300 active miles) across northern, central and southern California, connecting California crude production to in-state refineries.
To effect the Crimson Transaction, on February 4, 2021, the Company entered into and consummated a Membership Interest Purchase Agreement (the "MIPA") with CGI Crimson Holdings, L.L.C. ("Carlyle"), Crimson, and John D. Grier and certain affiliated trusts of Grier (the "Grier Members"). Pursuant to the terms of the MIPA, the Company acquired all of the Class C Units of Crimson owned by Carlyle, which represents 49.50 percent of all of the issued and outstanding membership interests of Crimson for approximately $66.0 million in cash (net of initial working capital adjustments) and the transfer to Carlyle of the Company's interest in GIGS (as further described in Note 5 ("Leased Properties And Leases")). Crimson Midstream Operating and Corridor MoGas also entered into a $105.0 million Amended and Restated Credit Agreement with Wells Fargo (as further described below and in Note 12 ("Debt")).

Simultaneously, Crimson, the Company, and the Grier Members entered into the Third Amended and Restated Limited Liability Company Agreement ("Third LLC Agreement”) of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members' outstanding membership interests in Crimson were exchanged for 1,613,202 Class A-1 Units of Crimson, 2,436,000 Class A-2 Units of Crimson and 2,450,142 Class A- 3 Units of Crimson, which, as described in Note 13 ("Stockholders' Equity"), may eventually be exchangeable for shares of the Company's common and preferred stock. The Company received 10,000 Class B-1 Units, which represent the Company's economic interest in Crimson. The Class A-1 Units issued were subject to a final working capital adjustment. Additionally, 495,000 Class C-1 Units (representing 49.50 percent of the voting interests under the Third LLC Agreement) were issued to the Company in exchange for the former Class C Units acquired from Carlyle and 505,000 Class C-1 Units (representing 50.50 percent of the voting interests under the Third LLC Agreement) were issued to the Grier Members, in exchange for the Class C Units held by the Grier Members prior to the Crimson Transaction.
In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455. This resulted in an additional 37,043 Class A-1 Units being issued to the Grier Members for their 50.50 percent ownership interest and $907,728 of additional cash being paid for the 49.50 percent ownership interest CorEnergy purchased. The newly issued units resulted in an increase in the aggregate value of non-controlling interest of $882,726 and increased the Grier Members' total Class A-1 Units to 1,650,245.
The acquisition is being treated as a business combination in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as an appraisal of tangible assets and liabilities are finalized and purchase price adjustments are completed. The following is a summary of a preliminary allocation of the purchase price:

Table of Contents	Glossary of Defined Terms

Crimson Midstream Holdings, LLC	As of February 1, 2021	Working Capital Changes	June 30, 2021
Assets Acquired
Cash and cash equivalents	$6,554,921	$—	$6,554,921
Accounts and other receivables	11,394,441	—	11,394,441
Inventory	1,681,637	—	1,681,637
Prepaid expenses and other assets	6,144,932	—	6,144,932
Property and equipment(1)	332,174,531	1,790,455	333,964,986
Operating right-of-use asset	6,268,077	—	6,268,077
Total assets acquired:	$364,218,539	$1,790,455	$366,008,994
Liabilities Assumed
Accounts payable and other accrued liabilities	$13,790,011	$—	$13,790,011
Operating lease liability	6,268,077	—	6,268,077
Unearned revenue	315,000	—	315,000
Total liabilities assumed:	$20,373,088	$—	$20,373,088
Fair Value of Net Assets Acquired:	$343,845,451	$1,790,455	$345,635,906

Non-controlling interest at fair value(2)(3)	$115,323,036	$882,726	$116,205,762
(1) Amounts recorded for property and equipment include land, buildings, lease assets, leasehold improvements, furniture, fixtures and equipment. During the three months ended June 30, 2021, the Company recorded measurement period adjustments primarily related to the valuation of land.
(2) Includes a non-controlling interest for Grier Members' equity consideration in the A-1, A-2 and A-3 Units (including the 37,043 newly issued A-1 Units) with a total fair value of $116.2 million. Refer to "Fair Value of Non-controlling Interest" below and Note 13 ("Stockholders' Equity") for further details.

(3) In addition to the newly issued Class A-1 Units, CorEnergy also paid $907,728 in cash as a contribution to Crimson Midstream Holdings, LLC.

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

Fair Value of Non-controlling Interest

The fair value of the non-controlling interest for each of the A-1, A-2 and A-3 Units was determined from an external valuation performed by an unrelated third party specialist. As described in Note 13 ("Stockholders' Equity"), the A-1, A-2 and A-3 Units have the right to receive any distributions that the Company's Board of Directors determines would be payable as if they held the shares of Series C Preferred Stock, Series B Preferred Stock and Class B Common Stock, respectively. To determine the fair value of the units on February 1, 2021, the third-party valuation specialists developed a Monte Carlo model to simulate a distribution of future prices underlying the CorEnergy securities associated with the A-1, A-2 and A-3 Units. The fair value measurement is based on observable inputs related to the Company's Common Stock and Series A Preferred Stock, including stock price, historical volatility and dividend yield. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.88 percent for the A-1 Units and 11.75 percent for the A-3 Units. The valuation for the A-2 Units assumed stockholder approval would be received to exchange the A-2 Units to Class B Common Stock instead of Series B Preferred Stock. Therefore, the valuation mirrors the assumptions utilized for the A-3 Units.

Table of Contents	Glossary of Defined Terms

During the six months ended June 30, 2021, the Company incurred transaction costs and financing costs at closing of approximately $2.0 million and $2.8 million, respectively. The Company also incurred due diligence costs and other financing cost of $785 thousand and $235 thousand, respectively, for six months ended June 30, 2021. Total transaction, due diligence and financing costs, including $1.5 million incurred for the year ended December 31, 2020, for the Crimson Transaction were $7.3 million. Transaction and due diligence costs are recorded in general and administrative expenses in the Consolidated Statements of Operation. Financing costs were capitalized as deferred debt issuance costs in the Consolidated Balance Sheet. For the period from February 1, 2021 (effective date of the acquisition) to June 30, 2021, revenues for Crimson were $44.4 million and net income was $5.9 million.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma revenue information for the three and six months ended June 30, 2021 and 2020 assumes that the Crimson acquisition occurred at the beginning of 2020, and reflects the full results for the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company's accounting policies. The Company has excluded pro forma information related to net earnings (loss) as it is impracticable to provide the information as Crimson was part of a larger entity that was separated via a common control transfer at the closing of the Crimson Transaction. As a result, quarterly financial information has not been carved-out for the Crimson entities acquired in prior quarterly periods.

	Pro Forma Three Months Ended		Pro Forma Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$32,296,578	$35,667,983	$64,125,099	$42,307,907

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

Table of Contents	Glossary of Defined Terms

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
During the fourth quarter of 2020, MoGas entered into a new long-term firm transportation services agreement with Spire, its largest customer. Upon completion of the STL interconnect project, the agreement increased Spire’s firm capacity from 62,800 dekatherms per day to 145,600 dekatherms per day through October 2030 and replaced the previous firm transportation agreement. In accordance with ASC 606, the Company accounted for the contract modification in the fourth quarter of 2020 as a termination of the existing transportation contract and a creation of a new transportation contract with Spire that was accounted for prospectively. The remaining contract liability will decline at a rate of approximately $146 thousand per quarter through the end of the contract in October 2030. As of June 30, 2021, the revenue allocated to the remaining performance obligation under this contract is approximately $65.2 million.
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
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of June 30, 2021:

	Contract Liability(1)
	June 30, 2021	December 31, 2020
Beginning Balance January 1	$6,104,979	$6,850,790
Unrecognized Performance Obligations	315,000	347,811
Recognized Performance Obligations	(292,756)	(1,093,622)
Ending Balance	$6,127,223	$6,104,979
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $286 thousand and $363 thousand as of June 30, 2021 and December 31, 2020, respectively. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of June 30, 2021, the remaining unamortized deferred contract costs balance was approximately $1.0 million. The contract asset and deferred contract costs balances are included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Crude oil transportation revenue	81.7%	—%	78.3%	—%
Natural gas transportation revenue	12.9%	68.0%	14.9%	68.4%
Natural gas distribution revenue	4.2%	27.2%	4.8%	25.0%
5. LEASED PROPERTIES AND LEASES
LESSOR - LEASED PROPERTIES
Prior to 2021, the Company primarily acquired midstream and downstream assets in the U.S. energy sector such as pipelines, storage terminals, and gas and electric distribution systems and, historically, leased many of these assets to operators under triple-net leases. The Company's leased property was classified as an operating lease and was recorded as leased property in the Consolidated Balance Sheets. Base rent related to the Company's leased property was recognized on a straight-line basis over

Table of Contents	Glossary of Defined Terms

the term of the lease when collectability was probable. Participating rent was recognized when it was earned, based on the achievement of specified performance criteria. Base and participating rent were recorded as lease revenue in the Consolidated Statements of Operations. The Company regularly evaluated the collectability of any deferred rent receivable on a lease by lease basis. The evaluation primarily included assessing the financial condition and credit quality of the Company's tenants, changes in tenants' payment history and current economic factors. When the collectability of the deferred rent receivable or future lease payments were no longer probable, the Company recognized a write-off of the deferred rent receivable as a reduction of revenue in the Consolidated Statements of Operations.
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
Sale and Impairment of the Grand Isle Gathering System
During 2020, the EGC Tenant's nonpayment of rent along with the significant decline in the global oil market triggered indicators of impairment for the GIGS asset. As a result, the Company recognized a $140.3 million loss on impairment of leased property related to the GIGS asset in the Consolidated Statements of Operations for the six months ended June 30, 2020. The Company also previously recognized a deferred rent receivable for the Grand Isle Gathering Lease, which primarily represented timing differences between the straight-line revenue recognition and contractual lease receipts over the lease term. Given the EGC's Tenant's nonpayment of rent and the Company's expectations surrounding the collectability of the contractual lease payments under the lease, the Company recognized a non-cash write-off of the deferred rent receivable of $30.1 million. The non-cash write-off was recognized as a reduction of revenue in the Consolidated Statements of Operations for the six months ended June 30, 2020.
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
Termination of the Grand Isle Lease Agreement
As described in Note 10 ("Commitments and Contingencies"), in connection with the GIGS disposition, the Company and Grand Isle Corridor entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement") with the EGC Tenant, EGC, and CEXXI, LLC (the "EXXI Entities") related to the previously reported litigation between them and terminated the Grand Isle Lease Agreement. The termination of the Grand Isle Lease Agreement resulted in the write-off of deferred lease costs of $166 thousand, which is recorded as a loss on termination of lease in the Consolidated Statements of Operations for the six months ended June 30, 2021.
Sale and Impairment of the Pinedale Liquids Gathering System
On April 14, 2020, UPL, the parent and guarantor of the lease obligations of the tenant and operator of the Company's Pinedale LGS, announced that its significant indebtedness and extremely challenging current market conditions raised a substantial doubt about its ability to continue as a going concern. The going concern qualification in UPL's financial statements filed in its 2019 10-K resulted in defaults under UPL's credit and term loan agreement. UPL also disclosed that it elected not to make interest payments on certain outstanding indebtedness, triggering a 30-day grace period. If such interest payments were not made by the end of the grace period, an event of default would occur, potentially causing its outstanding indebtedness to become immediately due and payable. UPL further disclosed that if it was unable to obtain sufficient additional capital to repay the outstanding indebtedness and sufficient liquidity to meet its operating needs, it might be necessary for UPL to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.
On May 14, 2020, UPL filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filing included Ultra Wyoming, the operator of the Pinedale LGS and tenant under the Pinedale Lease Agreement with the Company’s indirect wholly owned subsidiary Pinedale LP. The bankruptcy filing of both the guarantor, UPL, and the tenant

Table of Contents	Glossary of Defined Terms

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

Pinedale LP, along with Prudential, the lender under the Amended Pinedale Term Credit Facility discussed in Note 12 ("Debt"), commenced discussions with UPL which resulted in UPL presenting an initial offer to purchase the Pinedale LGS. The Amended Pinedale Term Credit Facility was secured by the Pinedale LGS and was not secured by any assets of CorEnergy or its other subsidiaries.

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

During the negotiation and closing of the sale of the Pinedale LGS to Ultra Wyoming, the Company determined impairment indicators existed as the value to be received from the sale was less than the carrying value of the asset. As a result of these indicators and the sale of the Pinedale LGS, the Company recognized a loss on impairment and disposal of leased property in the Consolidated Statement of Operations of approximately $146.5 million for the three and six months ended June 30, 2020. Further, the sale of the Pinedale LGS resulted in the termination of the Pinedale Lease Agreement, and the Company recognized a loss on termination of lease of approximately $458 thousand for the three and six months ended June 30, 2020. These losses were partially offset by the settlement of the Amended Pinedale Term Credit Facility with Prudential (as discussed above and in Note 12 ("Debt")), which resulted in a gain on extinguishment of debt of $11.0 million for the three and six months ended June 30, 2020.

Table of Contents	Glossary of Defined Terms

The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Operations associated with the Company's leases and leased properties:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Depreciation Expense
GIGS	$—	$1,190,911	$140,860	$3,631,499
Pinedale	—	1,478,239	—	3,695,599
United Property Systems	10,314	9,831	20,628	19,662
Total Depreciation Expense	$10,314	$2,678,981	$161,488	$7,346,760
Amortization Expense - Deferred Lease Costs
GIGS	$—	$7,641	$2,547	$15,282
Pinedale	—	15,342	—	30,684
Total Amortization Expense - Deferred Lease Costs	$—	$22,983	$2,547	$45,966
ARO Accretion Expense
GIGS	$—	$116,514	$40,546	$228,685
Total ARO Accretion Expense	$—	$116,514	$40,546	$228,685
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	June 30, 2021	December 31, 2020
Net Deferred Lease Costs
GIGS	$—	$168,191
Total Deferred Lease Costs, net	$—	$168,191
LESSEE - LEASED PROPERTIES
The Company and its subsidiaries currently lease land, corporate office space and single-use office space. During the six months ended June 30, 2021, the Company acquired additional right-of-use assets and lease liabilities in connection with the Crimson Transaction. The Company's leases are classified as operating leases and presented as operating right-of-use asset and operating lease liability on the Consolidated Balance Sheet. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Lease cost:
Operating lease cost	$357,461	$12,088	$598,643	$24,176
Short term lease cost	101,771	—	203,785	—

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$246,807	$12,088	$833,288	$24,176
The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases (in years)	10.6	1.8
	7.11%	7.45%
The following table reflects the undiscounted cash flows for future minimum lease payments under noncancellable operating leases reconciled to the Company's lease liabilities on our Consolidated Balance Sheet as of June 30, 2021:

Table of Contents	Glossary of Defined Terms

Operating
For the Years Ending December 31,	Leases
2021	$495,032
2022	1,416,102
2023	830,216
2024	419,068
2025	419,068
Thereafter	4,902,398
Total	8,481,884
Less: Present Value Discount	2,830,882
Operating Lease Liabilities	$5,651,002
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
On May 22, 2020, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from June 30, 2021 to November 30, 2024 and (ii) to reduce payments to interest only through December 31, 2020. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 8.5 percent through May 31, 2021. Subsequent to May 31, 2021 interest will accrue at an annual rate of 12.0 percent. Monthly principal payments of approximately $11 thousand resumed on January 1, 2021 and will increase annually beginning on June 30, 2021 through the maturity date. As of June 30, 2021 and December 31, 2020, the Compass REIT Loan was valued at $1.1 million, and $1.2 million, respectively.

Table of Contents	Glossary of Defined Terms

7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of June 30, 2021 and December 31, 2020, are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2021	December 31, 2020
Deferred Tax Assets:
Deferred contract revenue	$1,404,236	$1,474,962
Net operating loss carryforwards	6,740,688	6,438,628
Capital loss carryforward	92,418	92,418
Other	420	420
Sub-total	$8,237,762	$8,006,428
Valuation allowance	(92,418)	(92,418)
Sub-total	$8,145,344	$7,914,010
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(3,909,581)	$(3,578,283)
Other	(62,009)	(53,151)
Sub-total	$(3,971,590)	$(3,631,434)
Total net deferred tax asset	$4,173,754	$4,282,576
As of June 30, 2021, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years beginning with the year ended December 31, 2017 remain open to examination by federal and state tax authorities.
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
For the year ended December 31, 2019, the Company generated a capital loss carryforward resulting from the liquidation of Lightfoot. The capital loss decreased upon receipt of the final 2019 K-1's in the first quarter of 2020. The amount of the carryforward for tax purposes was approximately $440 thousand as of both June 30, 2021 and December 31, 2020, respectively, and if not utilized, this carryforward will expire as of December 31, 2024. Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand was recorded equal to the amount of the tax benefit of this carryforward at both June 30, 2021 and December 31, 2020, respectively. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.

Table of Contents	Glossary of Defined Terms

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three and six months ended June 30, 2021 and 2020 to income (loss) from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Application of federal statutory income tax rate	$(283,772)	$(28,876,735)	$(2,529,259)	$(62,910,824)
State income taxes, net of federal tax expense	28,009	(9,298)	28,819	25,211
Federal Tax Attributable to Income of Real Estate Investment Trust	400,247	28,811,858	2,646,206	62,946,202
Other	11,112	348	11,297	(159,138)
Total income tax expense (benefit)	$155,596	$(73,827)	$157,063	$(98,549)
The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Current tax expense (benefit)
Federal	$15,420	$(2,431)	$38,160	$(412,074)
State (net of federal tax expense (benefit))	4,954	—	10,081	15,000
Total current tax expense (benefit)	$20,374	$(2,431)	$48,241	$(397,074)
Deferred tax expense (benefit)
Federal	$112,167	$(62,098)	$90,084	$288,314
State (net of federal tax expense (benefit))	23,055	(9,298)	18,738	10,211
Total deferred tax expense (benefit)	$135,222	$(71,396)	$108,822	$298,525
Total income tax expense (benefit), net	$155,596	$(73,827)	$157,063	$(98,549)
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	June 30, 2021	December 31, 2020
Land	$24,989,784	$686,330
Crude oil pipelines	157,665,855	—
Natural gas pipeline	104,847,205	104,869,418
Right-of-way agreements	104,466,374	22,041,047
Tanks	30,424,318	—
Station and pumping equipment	24,623,220	—
Other pipeline accessories and property	12,389,857	—
Construction work in progress	7,695,640	220,157
Vehicles, trailers and other equipment	1,828,330	719,897
Communication systems	1,806,458	—
Office equipment and computers	1,141,505	268,559
Leasehold improvements	431,253	—
Buildings	121,237	—
Gross property and equipment	$472,431,036	$128,805,408
Less: accumulated depreciation	(28,973,654)	(22,580,810)
Net property and equipment	$443,457,382	$106,224,598

Depreciation expense was $3.7 million and $6.4 million for the three and six months ended June 30, 2021, respectively, and $844 thousand and $1.7 million for the three and six months ended June 30, 2020, respectively.

Table of Contents	Glossary of Defined Terms

9. MANAGEMENT AGREEMENT
On February 4, 2021, the Company entered into a Contribution Agreement with Richard C. Green, Rick Kreul, Rebecca M. Sandring, Sean DeGon, Jeff Teeven, Jeffrey E. Fulmer, David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016), and Campbell Hamilton, Inc., which is an entity controlled by David J. Schulte (collectively, the "Contributors"), and Corridor InfraTrust Management, LLC ("Corridor" or the "Manager"), the Company's external manager. Consummation of the transactions contemplated in the Contribution Agreement resulted in the internalization of the Manager (the "Internalization"), which was approved by stockholders on June 29, 2021.
In payment of the aggregate Internalization consideration (the "Internalization Consideration"), the Company issued to the Contributors, on a pro rata basis (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of Series A Preferred (collectively with the Common Stock and Class B Common Stock, the "REIT Stock").
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
Fees incurred under the Management Agreement for the three and six months ended June 30, 2021 were $914 thousand and $2.8 million, respectively, compared to $1.6 million and $3.2 million for the three and six months ended June 30, 2020. For the three months ended June 30, 2021, the fees all related to reimbursement of Corridor employee compensation and office related expenses under the First Amendment. For the six months ended June 30, 2021, the fees incurred include $1.0 million related to a transaction bonus outlined in the Contribution Agreement, $321 thousand for January 2021 management fees under the Management Agreement and $1.5 million for reimbursement of Corridor employee compensation and office related expenses under the First Amendment. The Company also reimbursed Corridor for approximately $50 thousand in legal fees incurred in connection with the Internalization and paid investment advisors $1.9 million in connection with the execution of the Contribution Agreement. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
The Company pays its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and six months ended June 30, 2021 were $0 and $13 thousand, respectively, compared to $64 thousand and $128 thousand for the three and six months ended June 30, 2020. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
On June 29, 2021, the CorEnergy stockholders approved the internalization of the manager, Corridor InfraTrust Management, LLC. The internalization transaction was completed on July 6, 2021. Pursuant to a Contribution Agreement, the Company issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock (collectively, the "Internalization Consideration").

As a result of the Internalization Transaction, the Company now (i) owns all material assets of Corridor used in the conduct of the business, and (ii) is managed by officers and employees who previously worked for Corridor, and have become employees of the Company. Both the Management Agreement and the Administrative Agreement were terminated upon the closing of the Internalization Transaction. Additional information on the Internalization Transaction can be found on our Current Report in Form 8-K filed with the SEC on July 12, 2021. See also Note 17 (“Subsequent Events”) to our interim financial statements on Form 10-Q.

Table of Contents	Glossary of Defined Terms

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
Crimson Legal Proceedings
On October 30, 2014, the owner of a property on which Crimson built a valve access vault filed an action against Crimson, claiming that Crimson's pre-existing pipeline easement did not authorize the construction of the vault. Crimson responded by filing a condemnation action on October 26, 2015 to acquire new easements for the vault and related pipeline, and the cases were consolidated into one action, Crimson California Pipeline L.P. v. Noarus Properties, Inc.; and Does 1 through 99, Case No. BC598951, in the Los Angeles Superior Court-Central District. The property owner has claimed damages of $7.5 million. A legal issues trial relating to liability for damages has been postponed, and a jury trial to determine the amount of damages, if

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
In June 2016, Crimson discovered a leak on its Ventura pipeline located in Ventura County, California, at which time Crimson began remediation of the observed release and concurrently took the pipeline out of service. The pipeline was properly repaired and returned to service in June 2016. The remediation efforts are complete, the affected area has been restored, and Crimson has implemented a monitoring program for the area. In November 2018, Crimson was notified by the California State Water Resources Board of a Forthcoming Assessment of Administrative Civil Liability concerning alleged violations of the California Water Code related to this incident. Through pre-enforcement settlement discussion, Crimson and the California State Water Board reached a settlement requiring Crimson to pay a penalty which, in connection with final approval from the State of California, was set at $330 thousand, (including incidental charges) and was paid subsequent to June 30, 2021. Pursuant to that settlement, annually Crimson also must perform certain ongoing monitoring obligations related to the condition of the affected barranca. Additionally, in July 2020 Crimson entered into a Stipulation of Final Judgment related to the same incident with the Ventura County, California Department of Fish and Wildlife, Office of Oil Spill Response, pursuant to which Crimson agreed to pay penalties of $900 thousand plus reimbursement of certain investigative costs. Half of this settlement was paid during 2020 prior to the Crimson Transaction, and the remainder was paid subsequent to June 30, 2021.
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
California Bonds Indemnification

On March 31, 2021, the Company executed a General Agreement of Indemnity for the benefit of Federal Insurance Company, Westchester Fire Insurance Company and each of their respective direct and indirect subsidiaries, parent companies and affiliates related to the surety bonds at Crimson. On April 26, 2021, the Company executed a General Agreement of Indemnity for the benefit of Argonaut Insurance Company, itself, its subsidiaries, affiliates, parents, co-sureties, fronting companies and/or reinsurers and their successors and assigns, whether now in existence or formed hereafter, individually and collectively, as "Surety" related to the surety bonds of Crimson. On May 17, 2021, the Company executed a General Agreement of Indemnity for the benefit of Arch Insurance Company, itself, its subsidiaries, affiliates, parents, co-sureties, fronting companies, reinsurers and their successors and assigns, whether now in existence or hereafter formed, individually and collectively, as "Surety" related to the surety bonds of Crimson. The Company, jointly and severally, agrees to pay the Surety the agreed premium for the bonds and upon written request of the Surety at any time, collateral security for its suretyship until such time evidence is provided of the termination of any past, present and future liability under any bonds. The Indemnity Agreement may be terminated by the Company upon thirty days written notice. The total annual premium for the bonds currently outstanding is approximately $173 thousand.
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

Table of Contents	Glossary of Defined Terms

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

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2021		December 31, 2020
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$17,695,458	$17,695,458	$99,596,907	$99,596,907
Financing notes receivable (Note 6)	Level 3	1,149,245	1,149,245	1,209,736	1,209,736
Inventory	Level 1	1,625,464	1,625,464	87,940	87,940
Financial Liabilities:
Crimson secured credit facility - Term Loan	Level 2	$76,419,909	$76,419,909	$—	$—
Crimson secured credit facility - Revolver(2)	Level 2	27,013,007	27,013,007	—	—
5.875% Unsecured Convertible Senior Notes	Level 2	115,336,979	111,417,951	115,008,130	84,409,292
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
(2) The carrying value of the Crimson Revolver is presented net of unamortized debt issuance costs classified as an asset in deferred costs.
12. DEBT
The following is a summary of the Company's debt facilities and balances as of June 30, 2021 and December 31, 2020:

	Total Commitment or Original Principal	Quarterly Principal Payments		June 30, 2021		December 31, 2020
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Secured Credit Facility:
Crimson Revolver	$50,000,000	$—	2/4/2024	$28,000,000	4.61%	$—	—%
Crimson Term Loan	80,000,000	2,000,000	2/4/2024	78,000,000	4.61%	—	—%
Crimson Uncommitted Incremental Credit Facility	25,000,000	—	2/4/2024	—	—%	—	—%
CorEnergy Secured Credit Facility (1):
CorEnergy Revolver	160,000,000	—	7/28/2022	—	—%	—	2.89%
MoGas Revolver	1,000,000	—	7/28/2022	—	—%	—	2.89%
Omega Line of Credit (2)	1,500,000	—	4/30/2021	—	—%	—	4.14%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$224,050,000		$118,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Senior Notes				$343,496		$385,131
Unamortized discount on 5.875% Convertible Senior Notes				2,369,525		2,656,739
Unamortized deferred financing costs on Crimson Secured Credit Facility (3)				1,580,091		—
Total Debt, net of deferred financing costs				$219,756,888		$115,008,130
Debt due within one year				$8,000,000		$—
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

Table of Contents	Glossary of Defined Terms

Contractual Payments

The remaining contractual principal payments as of June 30, 2021 under the Crimson Credit Facility are as follows:

Year	Crimson Term Loan	Crimson Revolver	Total
2021	$4,000,000	$—	$4,000,000
2022	8,000,000	—	8,000,000
2023	8,000,000	—	8,000,000
2024	58,000,000	28,000,000	86,000,000
2025	—	—	—
Thereafter	—	—	—
Total Remaining Contractual Payments	$78,000,000	$28,000,000	$106,000,000

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
On February 4, 2021, in connection with the acquisition of Crimson, the Company terminated the CorEnergy Credit Facility. On the date of termination, there was no indebtedness outstanding under this facility, and the loan documents providing for the facility, and the security interests securing it, were terminated and released. The termination of the CorEnergy Credit Facility resulted in the write-off of the remaining deferred financing costs of $862 thousand, which is recorded as a loss on extinguishment of debt in the Consolidated Statement of Operations for the six months ended June 30, 2021.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three and six months ended June 30, 2021 and 2020 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Crimson Credit Facility	$247,635	$—	$404,034	$—
CorEnergy Credit Facility	—	143,635	$47,879	$287,270
Amended Pinedale Term Credit Facility	—	13,205	—	26,410
Total Deferred Debt Cost Amortization Expense (1)(2)	$247,635	$156,840	$451,913	$313,680
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

Table of Contents	Glossary of Defined Terms

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
On April 29, 2020, the Company repurchased approximately $2.0 million face amount of its 5.875% Convertible Notes. As of June 30, 2021, the Company has $118.1 million aggregate principal amount of 5.875% Convertible Notes outstanding.
Convertible Note Interest Expense
The following is a summary of the impact of convertible notes on interest expense for the three and six months ended June 30, 2021 and 2020:

Convertible Note Interest Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
7.00% Convertible Notes:
Interest Expense	$—	$24,116	$—	$55,331
Discount Amortization	—	3,036	—	6,681
Deferred Debt Issuance Amortization	—	519	—	1,141
Total 7.00% Convertible Notes	$—	$27,671	$—	$63,153

5.875% Convertible Notes:
Interest Expense	$1,733,859	$1,742,770	$3,467,718	$3,505,270
Discount Amortization	143,607	144,345	287,214	290,325
Deferred Debt Issuance Amortization	20,818	20,925	41,636	42,087
Total 5.875% Convertible Notes	$1,898,284	$1,908,040	$3,796,568	$3,837,682
Total Convertible Note Interest Expense	$1,898,284	$1,935,711	$3,796,568	$3,900,835
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for each of the three and six months ended June 30, 2021 and 2020, respectively.
13. STOCKHOLDERS' EQUITY
PREFERRED STOCK
As of June 30, 2021, the Company has a total of 5,010,814 depository shares outstanding, or approximately 50,108 whole shares of its 7.375% Series A Preferred Stock. See Note 17 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock and the issuance of additional depositary shares representing Series A Preferred Stock in connection with the closing of the Internalization.
COMMON STOCK
As of June 30, 2021, the Company has 13,673,326 of common shares issued and outstanding. See Note 17 ("Subsequent Events") for further information regarding the declaration of a dividend on the Common Stock and the issuance of additional shares of Common Stock and Class B Common Stock in connection with the closing of the Internalization.
NON-CONTROLLING INTEREST
As disclosed in Note 3 ("Acquisition") as part of the Crimson Transaction, the Company and the Grier Members entered into the Third LLC Agreement of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members and the Company's interests in Crimson are summarized in the table below:

Table of Contents	Glossary of Defined Terms

	Grier Members
		Adjustments
	As of February 1, 2021	Final Working Capital	Paid in Kind Distribution	As of June 30, 2021	CorEnergy
	(in units, except as noted)
Economic ownership interests in Crimson Midstream Holdings, LLC
Class A-1 Units	1,613,202	37,043	—	1,650,245	—
Class A-2 Units	2,436,000	—	16,240	2,452,240	—
Class A-3 Units	2,450,142	—	—	2,450,142	—

Class B-1 Units	—	—	—	—	10,000

Voting ownership interests in Crimson Midstream Holdings, LLC
Class C-1 Units	505,000	—	—	505,000	495,000
Voting Interests of C-1 Units (%)	50.50%	—	—	50.50%	49.50%
In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455 (as further described above in Note 3 ("Acquisition"). This resulted in 37,043 Class A-1 Units being issued to the Grier Members for their 50.50% ownership interest. The newly issued units resulted in an increase in non-controlling interest of $882,726.
After working capital adjustments, the fair value of the Grier Members' noncontrolling interest, which is represented by the A-1, A-2 and A-3 Units listed above, was $116.2 million. As described further below, the A-1, A-2 and A-3 Units may eventually be exchanged for shares of the Company's common and preferred stock subject to the approval of the CPUC ("CPUC Approval"), which is expected to occur in the fourth quarter of 2021. The A-1, A-2 and A-3 Units held by the Grier Members and the B-1 Units held by the Company represent economic interests in Crimson while the Class C-1 Units represent voting interests.
Upon CPUC Approval, the parties will enter into a Fourth Amended and Restated LLC Agreement of Crimson ("Fourth LLC Agreement"), which will, among other things, (i) gives the Company control of Crimson and its assets, in connection with an anticipated further restructuring of the Company's asset ownership structure and (ii) provide the Grier Members and Management Members (as defined below) the right to exchange their entire interest in Crimson for securities of the Company as follows:

•Class A-1 Units will become exchangeable for up to 1,755,579, (which includes the addition of 37,043 shares as a result of the working capital adjustment) of the Company's depositary shares, each representing 1/100th of a share of the Company's 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred") (prior to the changes made, effective June 30, 2021, pursuant to the Stock Exchange Agreement described in the Company’s Current Report Form 8-K filed July 12, 2021, the Class A-1 Units would have become exchangeable into the Company's 9.0% Series C Preferred Stock);

•Class A-2 units will become exchangeable for up to 2,452,240 shares of a newly created 4.00% Series B Redeemable Convertible Preferred Stock of the Company ("Series B Preferred"), which, following the favorable vote of the Company's stockholders at the 2021 Annual Meeting to comply with New York Stock Exchange (“NYSE”) rules, from and after July 7, 2021 will be automatically converted into up to 8,733,048 additional shares of a new non-listed Class B Common Stock of the Company, and

•Class A-3 Units will become exchangeable for up to 2,450,142 shares of the newly created Class B Common Stock.
Class B Common Stock will eventually be converted into the Common Stock of the Company ("Common Stock") on the occurrence of the earlier of the following: (i) the occurrence of the third anniversary of the closing date of the Crimson Transaction or (ii) the satisfaction of certain conditions related to an increase in the relative dividend rate of the Common Stock.
Prior to exchange of the Crimson Class A-1, A-2 and A-3 Units into corresponding CORR securities (and after giving effect to the changes to the CORR securities into which the Class A-1 and A-2 Units may be exchanged, as described above), the Grier

Table of Contents	Glossary of Defined Terms

Members only have the right to receive distributions to the extent that the Company's Board of Directors determines dividends would be payable if they held the shares of Series A Preferred (for the Class A-1 Units), Series B Preferred (for the Class A-2 Units prior to July 7, 2021), and Class B Common Stock (for the Class A-2 Units (on and after July 7, 2021) and Class A-3 Units), respectively, regardless of whether the securities are outstanding. If the respective shares of Series A Preferred, Series B Preferred and Class B Common Stock are not outstanding, the Company's Board of Directors must consider that they would be outstanding when declaring dividends on the Common Stock. Following CPUC Approval, the terms of the Fourth LLC Agreement provide that such rights will continue until the Grier Members elect to exchange the A-1, A-2 and A-3 Units for the related securities of the Company. In addition, after CPUC Approval, certain Crimson Units held by the Grier Members are expected to be transferred to other individuals currently managing Crimson (the "Management Members"). The following table summarizes the distributions payable under the A-1, A-2 and A-3 Units as if the Grier Members held the respective underlying Company securities. The A-1, A-2 and A-3 Units are entitled to the distribution regardless of whether the corresponding Company security is outstanding.

Units	Distribution Rights of CorEnergy Securities	Liquidation Preference	Annual Distribution per Share
A-1 Units	7.375% Series A Cumulative Redeemable Preferred Stock(1)	$25.00	$1.84
A-2 Units	4.00% Series B Redeemable Preferred Stock(2)	25.00	1.00
A-3 Units	Class B Common Stock(3) (4)	N/A	Varies(2)(3)
(1) On June 29, 2021, the Board of the Company authorized management to enter into an agreement to convert the right to receive the Company’s 9.00% Series C Preferred Stock into 7.375% Series A Cumulative Redeemable Preferred Stock.

(2) On July 7, 2021, the Company converted the right that holders of Class A-2 Units would have had to exchange such units for shares of the Company’s 4.00% Series B Preferred Stock into a right to exchange such units for shares of the Company’s Class B Common Stock with the effective date, for dividend purposes, of June 30, 2021.

(3) (A) For the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 30, 2022, the Common Stock Base Dividend Per Share shall equal $0.05 per share per quarter; (B) for the fiscal quarters of the Company ending
June 30, 2022, September 30, 2022, December 31, 2022 and March 30, 2023, the Common Stock Base Dividend Per Share shall equal $0.055 per share per quarter; and (C) for the fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter. The Class B Common Stock dividend is subordinated based on a distribution formula described in footnote (3) below.

(4) For the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, each share of Class B Common Stock shall be entitled to receive dividends equal to the quotient of (i) difference of (A) First Year Cash Available for Distribution ("CAFD") multiplied by 0.25 and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25. However, under no circumstances can the Class B Common Stock dividend be greater than the Common Stock dividend.

For the three months ended June 30, 2021, distributions were paid to the Grier Members for the Class A-1 ($604,951), A-2 Units (16,240 Units Series B Redeemable Preferred Stock) as distributions for the the Series C Preferred and Series B Preferred began accruing April 1, 2021. No distributions were paid for the A-3 Units as distributions for the Class B Common Stock, as they were only eligible for dividends beginning with the quarter ending June 30, 2021. See Note 17 ("Subsequent Events") for further information regarding the declaration of distributions related to the Class A-1 and A-2 Units.
SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of Common Stock for issuance under its dividend reinvestment plan ("DRIP"). As of June 30, 2021, the Company has issued 43,808 shares of Common Stock under its DRIP pursuant to the shelf, resulting in remaining availability of approximately 956,192 shares of Common Stock.
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

Table of Contents	Glossary of Defined Terms

14. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share data is computed based on the weighted-average number of shares of Common Stock outstanding during the periods. Diluted earnings (loss) per share data is computed based on the weighted-average number of shares of Common Stock outstanding, including all potentially issuable shares of Common Stock. Diluted loss per share for the three and six months ended June 30, 2021 and 2020 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Notes and the 5.875% Convertible Notes, as applicable, because such impact is antidilutive. The 7.00% Convertible Notes matured on June 15, 2020.
Under the if converted method, the 5.875% Convertible Notes would result in an additional 2,361,000, common shares outstanding for the three and six months ended June 30, 2021, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income (Loss) attributable to CorEnergy Stockholders	$412,539	$(137,434,433)	$(11,887,032)	$(299,476,801)
Less: preferred dividend requirements	2,309,672	2,309,672	4,619,344	4,570,465
Net loss attributable to Common Stockholders	$(1,897,133)	$(139,744,105)	$(16,506,376)	$(304,047,266)
Weighted average shares - basic	13,659,667	13,651,521	13,655,617	13,649,907
Basic loss per share	$(0.14)	$(10.24)	$(1.21)	$(22.27)

Net Loss attributable to Common Stockholders (from above)	$(1,897,133)	$(139,744,105)	$(16,506,376)	$(304,047,266)
Loss attributable for dilutive securities	$(1,897,133)	$(139,744,105)	$(16,506,376)	$(304,047,266)
Weighted average shares - diluted	13,659,667	13,651,521	13,655,617	13,649,907
Diluted loss per share	$(0.14)	$(10.24)	$(1.21)	$(22.27)

15. VARIABLE INTEREST ENTITY

Crimson Midstream Holdings
As of February 1, 2021, CorEnergy holds a 49.50 percent interest in Crimson and the Grier Members hold the remaining 50.50 percent interest. Crimson is a VIE as the legal entity is structured with non-substantive voting rights resulting from (i) the disproportionality between the voting interests of its members and certain economics of the distribution waterfall in the Third LLC Agreement and (ii) the de facto agent relationship between CorEnergy and Grier, who was appointed to CorEnergy's Board of Directors upon closing of the Crimson Transaction. As a result of this related party relationship, substantially all of Crimson's activities either involve or are conducted on behalf of CorEnergy that has disproportionately few voting rights, including Grier as a de facto agent.
Crimson is managed by the Crimson Board, which is made up of four managers of which the Company and the Grier Members are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities which are managed by an approved budget that requires super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related party group have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related party group most closely associated with the VIE. In performing this assessment, the Company considered (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) the activities of the Company are substantially similar in nature to the activities of Crimson as the Company owns existing transportation and distribution assets at MoGas and Omega; (iii) Crimson's assets represent a substantial portion of the Company's total assets; and (iv) the Grier Members' interest in Crimson in Class A-1, Class A-2 and Class A-3 Units will earn distributions if the CorEnergy Board of Directors declares a common or preferred dividend for Series C Preferred, Series B Preferred and Class B Common Stock; among other factors. Therefore, CorEnergy is the primary beneficiary and consolidates the Crimson VIE and the Grier Members' 50.50 percent interest is reflected as a non-controlling interest in the consolidated financial statements.
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

Table of Contents	Glossary of Defined Terms

available free cash flow. Further, the Crimson Credit Facility is secured by assets at both Crimson Midstream Operating and Corridor MoGas, Inc. For the six months ended June 30, 2021, the Company received $6.7 million, respectively, in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility.
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

16. RELATED PARTY TRANSACTIONS

Transition Services Agreements
The subsidiaries of Crescent Midstream Holdings, LLC ("Crescent Midstream Holdings") were formerly a part of Crimson prior to the Crimson Transaction. Prior to Crescent Midstream Holdings' spin-off from Crimson, Crimson, or certain of its subsidiaries, provided various business services for Crescent Midstream Holdings and its subsidiaries. Effective February 4, 2021, Crimson, certain of Crimson's subsidiaries or a combination thereof, entered into several transition services agreements (collectively, the "Transition Services Agreements" or "TSAs") with Crescent Midstream Holdings to facilitate its transition to operating independently. Each of the TSAs are described in more detail below. Also effective February 4, 2021, Crimson and certain of its subsidiaries entered into an Assignment and Assumption Agreement to assign all of the TSAs to Crimson's direct, wholly-owned TRS, Crimson Midstream I Corporation ("Crimson Midstream I"). Crimson and/or certain of its subsidiaries expect to be reimbursed at a fixed fee of approximately $156 thousand per month for services provided under the TSAs, for which the billed amount is allocated 50.0 percent to Crescent Midstream, LLC ("Crescent Midstream"), a wholly-owned subsidiary of Crescent Midstream Holdings, and 50.0 percent to Crescent Louisiana Midstream, LLC ("CLM"), a 70.0 percent owned subsidiary of Crescent Midstream. The amounts billed to Crescent Midstream will reduce a prepaid TSA liability on the Company's books until such time as the TSA liability is reduced to zero. As of June 30, 2021, the prepaid TSA liability related to Crescent Midstream was $998 thousand and recorded in due to affiliated companies in the Consolidated Balance Sheets. For the three and five months ended June 30, 2021, Crimson billed both Crescent Midstream and CLM $466.5 thousand and $777.5 thousand for services provided under the TSAs.
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
Crimson Midstream Operating entered into a transition services agreement (the "Administrative TSA") to provide administrative-related services to Crescent Midstream Holdings through February 3, 2022 or upon receipt of Crescent Midstream Holdings' written notice to terminate the Administrative TSA prior to February 3, 2022. As discussed above, the Assignment and Assumption Agreement assigned the Administrative TSA from Crimson Midstream Operating to Crimson Midstream I.
Crimson Midstream Operating also entered into a transition services agreement (the "Control Center TSA") with Crescent Midstream Holdings to provide certain customary control center services and field transition support services necessary to operate a pipeline system. Unless terminated in writing by Crescent Midstream Holdings earlier, the Control Center TSA shall expire on February 3, 2022. The Control Center TSA has been assigned from Crimson Midstream Operating to Crimson Midstream I by the Assignment and Assumption Agreement discussed above.
Similarly, Crimson and Crescent Midstream Holdings entered into a transition services agreement (the "Employee TSA") whereby an indirect, wholly-owned subsidiary of Crimson shall continue to provide payroll, employee benefits and other

Table of Contents	Glossary of Defined Terms

related employment services to Crescent Midstream Holdings and its subsidiaries. Under the Employee TSA, Crimson's indirect, wholly-owned subsidiary shall make available and assign to Crescent Midstream Holdings and its subsidiaries certain employees to provide services primarily to Crescent Midstream Holdings and its subsidiaries. While the Employee TSA is in effect, Crescent Midstream Holdings shall be responsible for the daily supervision of and assignment of work to the employees providing services to Crescent Midstream Holdings and its subsidiaries. The Employee TSA will conclude on February 3, 2022 if not previously terminated in writing by Crescent Midstream Holdings. Additionally, Crimson's indirect, wholly-owned subsidiary entered into an Employee Sharing Agreement with Crimson Midstream I to make available all employees performing services under the Employee TSA to Crimson Midstream I. The Employee Sharing Agreement was effective beginning February 1, 2021. The Employee Sharing Agreement together with the Assignment and Assumption Agreement described above, effectively binds Crimson Midstream I to the terms of the Employee TSA in the same manner as Crimson's indirect, wholly-owned subsidiary. For the three and five months ended June 30, 2021, Crimson billed employee-related costs and benefits to Crescent Midstream and CLM totaling $2.1 million, and $3.2 million, respectively.
Likewise, a transition services agreement (the "Insurance Coverage TSA") was entered into between Crimson Midstream Operating, a wholly-owned subsidiary of Crimson, and Crescent Midstream Operating, LLC ("Crescent Midstream Operating") (collectively, the "Insurance TSA Parties"). The Insurance Coverage TSA related to the remaining term of coverage on certain insurance policies which were shared by Crimson, certain of its subsidiaries (including Crimson Midstream Operating), Crescent Midstream Operating and certain other entities related to Crescent Midstream Operating (collectively, the "Insureds"). Under the Insurance Coverage TSA, the Insurance TSA Parties agreed to retain and maintain the certain insurance policies, and continue to split the premium payments among the Insureds in line with the historical practices prior to Crescent Midstream Holdings' spin-off from Crimson. By entering into the Insurance Coverage TSA, the Insurance TSA Parties acknowledged that any claims made which result in a loss by one of the Insureds will erode and may exhaust the shared limits and/or aggregates stated in any of the certain insurance policies. Additionally, under the terms of the Insurance Coverage TSA, it was agreed that the Insurance TSA Party which was directly responsible for any incident that results in any loss of coverage under any of the certain shared insurance policies may be primarily financially responsible for such self-insurance and/or covering any increase in costs of the certain insurance policy that occurred as a result of such incident. The Insurance Coverage TSA expired on May 31, 2021, and simultaneously, the Company, Crimson, and certain other subsidiaries of the Company obtained alternative insurance coverage effective through May 31, 2022. As of June 30, 2021, there is no relationship between the insurance coverage of the Company and its subsidiaries and Crescent Midstream Operating and its subsidiaries.
Total transition services reimbursements for the TSAs discussed above are presented on a net basis in the Consolidated Statements of Operations within transportation and distribution expense and general and administrative expense.
Other Related Party Transactions
As of June 30, 2021, certain entities affiliated with the Grier Members (Crescent Midstream, CLM, Crimson Renewable Energy, L.P. and Delta Trading, L.P.) owe Crimson and certain subsidiaries $1.2 million, which is reflected in due from affiliated companies in the Consolidated Balance Sheets. Grier directly or indirectly owns a 35.35 percent interest in CLM and owns 100.0 percent of both Crimson Renewable Energy, L.P. and Delta Trading, L.P. These balances primarily represent receivables related to payroll, employee benefits and other related employment services that are provided by certain subsidiaries of Crimson. As of June 30, 2021, Crimson and certain subsidiaries owe Crescent Midstream $980 thousand, which is reflected in due to affiliated companies in the Consolidated Balance Sheet. This balance represents amounts owed to Crescent Midstream as part of the common control transfer completed prior to the Crimson Transaction, partially offset by receivables related to payroll, employee benefits and other related employment services.
The Company incurred $416 thousand of asset acquisition expenses from Crescent Midstream for costs related to accounting and consulting services for the Crimson Transaction that it agreed to reimburse subsequent to the transaction closing, which reimbursement was paid during the second quarter of 2021.
17. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements.
On July 6, 2021, the Company completed the Internalization transaction pursuant to which the Company acquired its manager, Corridor InfraTrust Management, LLC, following stockholder approval of the Internalization at the 2021 Annual Meeting. Pursuant to a Contribution Agreement, the Company issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock.

Table of Contents	Glossary of Defined Terms

As a result of the Internalization Transaction, the Company now (i) owns all material assets of Corridor used in the conduct of the business, and (ii) is managed by officers and employees who previously worked for Corridor. Additional information on the Internalization Transaction can be found on our Current Report in Form 8-K filed with the SEC on July 12, 2021.
Approval of Conversion of Series B Preferred Stock

Effective July 7, 2021, following stockholder approval at the 2021 Annual Meeting and in accordance with the terms of the Company's Series B Preferred Stock, the Company converted the right that the holders of Crimson Class A-2 Units would have had to exchange such units for shares of Series B Preferred Stock, into a right to exchange such units (following CPUC approval) into up to 8,733,048 shares of Class B Common Stock.
Common Stock Dividend Declaration
On July 28, 2021, the Company's Board of Directors declared a second quarter 2021 dividend of $0.05 per share for CorEnergy Common Stock, payable in cash or via the Company's DRIP. The dividend is payable on August 31, 2021 to stockholders of record on August 17, 2021.
Preferred Stock Dividend Declaration
On July 28, 2021, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock, payable in cash. The preferred stock dividend is payable on August 31, 2021 to stockholders of record on August 17, 2021.
Class A-1 Units Distribution

On July 28, 2021, the Company's Board of Directors authorized the declaration of dividends of $0.5625 per share for its Series C Preferred stock, as if they were outstanding, payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will entitle the holders of Crimson's outstanding Class A-1 Units to receive from Crimson a cash distribution of $0.5625 per share (prorated through the June 30, 2021 conversion date). The Class A-1 holders will also receive a prorated cash distribution, for the period June 30, 2021 to August 31, 2021 based on the declared Series A Preferred dividend.
Class A-2 Units Distribution
On July 28, 2021, the Company's Board of Directors authorized the declaration of dividends of $0.25 per share for its Series B Preferred stock, as if they were outstanding. Pursuant to the terms of Crimson's Third LLC Agreement this determination by the Company's Board of Directors will entitle the holders of Crimson's outstanding Class A-2 Units to receive from Crimson a distribution of $0.25 per unit (prorated through the June 30, 2021 conversion date). The distribution will be paid in-kind, as directed by the Articles Supplementary, based on a stated value of $25.00 per unit. The distribution will result in an additional 8,174 Class A-2 Units being issued to such holders. The Class A-2 unit holders will be eligible for a Class B Common Stock dividend starting in the third quarter of 2021.
Class A-3 Units
On July 28, 2021, the Board decided not to declare a dividend on Class B Common Stock, as if they were outstanding.

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
•On May 28, 2021, Crimson's subsidiary San Pablo Bay Pipeline Company, LLC applied for authority to increase rates by 10% for its crude oil pipeline services with the California Public Utilities Commission ("CPUC"). The rate increase became effective July 1, 2021 after completing a 30-day review period.

Table of Contents	Glossary of Defined Terms

•On June 29, 2021, the Board of the Company authorized management to enter into an agreement to convert the right that the holders of Crimson Class A-1 Units would have had to exchange such units for shares of the Company’s 9.0% Series C Preferred Stock, into a right to exchange Class A-1 Units (following CPUC approval) for depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock. As of June 30, 2021, the Class A-1 Units receive distributions based on dividends declared by the Company's Board of Directors on the Series A Preferred Stock.
•On June 30, 2021, Crimson California Pipeline L.P., which manages both Crimson's Southern California and KLM pipelines, applied for authority to increase rates by 10% for its crude oil pipeline services with the CPUC. The rate increase became effective August 1, 2021 after completing a 30-day review period.
•In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455. This resulted in 37,043 Class A-1 Units being issued to Grier Members for their 50.50 percent ownership interest and $907,728 of cash paid for the 49.50 percent ownership interest CorEnergy purchased. The newly issued units resulted in an increase in non-controlling interest of $882,726.
•On July 6, 2021, following receipt of stockholder approval at the 2021 Annual Meeting, the Company completed the Internalization transaction whereby it acquired its manager Corridor InfraTrust Management, LLC. Pursuant to a Contribution Agreement, the Company issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock.
•Effective July 7, 2021, following stockholder approval at the 2021 Annual Meeting and in accordance with the terms of the Company's Series B Preferred Stock, the Company converted the right that the holders of Crimson Class A-2 Units would have had to exchange such units for shares of Series B Preferred Stock, into a right to exchange Class A-2 Units (following CPUC approval) for shares of the Company's Class B Common Stock.
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

Table of Contents	Glossary of Defined Terms

MoGas generates approximately 94 percent of its revenue from take-or-pay transportation contracts with investment-grade customers. The majority of MoGas' revenue is under a long-term contract with a remaining term of approximately 9 years. Omega’s revenues are unregulated and are generated under a firm capacity contract for which lease treatment has been applied. The remaining life of the contract is approximately 4 years. Given the nature of the MoGas and Omega contracts, the revenue generated by these assets is marginally dependent on the actual volume transported.
HOW WE EVALUATE OUR OPERATIONS
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics, which are significant factors in assessing our operating results and profitability, include: (i) volumes; (ii) revenue (including pipeline loss allowance ("PLA")); (iii) total operating and maintenance expenses (including maintenance capital expenses); (iv) Adjusted Net Income; (v) Cash Available for Distribution ("CAD"); and (vi) Adjusted EBITDA.
Volumes and Revenue
Our revenue is primarily generated by transporting either crude oil or natural gas from a supply source to an end customer. Our assets have provided this service for the same customers for many decades.
Crimson Pipeline
The amount of revenue Crimson pipeline generates depends on the volume of crude oil transported through our pipelines multiplied by the fixed-fee tariff applicable for the specific movement. These volumes are dependent on crude oil production in California since our assets are not directly connected to crude oil import facilities. Our volumes can also be impacted by individual refinery decisions around their specific crude oil sourcing. The fixed-fee tariff, or transportation rate, is the other major determinate of our revenue. The majority of our tariffs are regulated by the CPUC under a cost-of-service methodology which provides long term support for our revenue.
In addition to the fixed-fee tariff, we also earn PLA for the majority of the volume we transport. As is common in the pipeline transportation industry, as crude oil is transported, Crimson receives between 0.1% and 0.25% of the majority of crude oil volume transported as PLA to offset any measurement uncertainty or actual volumes lost in transit. We receive either payment in kind or cash, at market value for the crude oil, with the majority of the payments being in kind. For in-kind payments, we record the revenue as Transportation and Distribution revenue at a net realizable market price for the crude oil and place those volumes into inventory. The inventory is subsequently sold, typically within 1 to 2 months, and recognized as PLA subsequent sales revenue with an offsetting expense of PLA subsequent sales cost of revenue.
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
Operations and Maintenance Expenses
Our pipelines have similar fixed and variable operating, maintenance, and regulatory requirements. Our major operations and maintenance expenses consist of:
•    labor expenses;
•    repairs and maintenance expenses;
•    insurance costs (including liability and property coverage); and
•    utility costs (including electricity and fuel).
The majority of our costs remain stable across broad ranges of throughput volumes, but can vary depending upon the level of both planned and unplanned maintenance activity in particular reporting periods. Utility cost is the primary expense which fluctuates based on throughput volumes.
FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
The comparability of our current financial results, in relation to prior periods, are affected by the recent transactions described below. As a result, the usefulness of the year over year comparisons between the quarter and year-to-date periods ended June 30, 2021 and the quarter and year-to-date periods ended June 30, 2020 are limited. The financial results should be read in connection with the financial information in Form 8-K filed February 10, 2021 and Form 8-K/A filed April 22, 2021.

Table of Contents	Glossary of Defined Terms

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
Internalization of the Manager
On July 6, 2021, following stockholder approval at the Company's 2021 Annual Meeting, we completed the Internalization transaction whereby we acquired our manager Corridor InfraTrust Management, LLC. Pursuant to a Contribution Agreement, we issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock.

As a result of the Internalization Transaction, we now (i) own all material assets of Corridor used in the conduct of the business, and (ii) are managed by officers and employees who previously worked for Corridor. Additional information on the Internalization Transaction can be found on our Current Report in Form 8-K filed with the SEC on July 12, 2021.
BASIS OF PRESENTATION
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of June 30, 2021, and its direct and indirect wholly-owned subsidiaries. Effective February 1, 2021, CorEnergy's subsidiaries include a 49.50 percent interest in Crimson with John D. Grier and certain affiliated trusts of Grier (collectively with Grier, the "Grier Members") holding the remaining 50.50 percent interest. Crimson is a variable interest entity ("VIE") as the legal entity is structured with non-substantive voting rights. CorEnergy was determined to be the entity "most closely associated" with the VIE. Therefore, CorEnergy is the primary beneficiary and will consolidate Crimson. The Grier Member's 50.50 percent interest is reflected as a non-controlling interest in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three and six months ended June 30, 2021 and 2020. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2020, is unaudited.

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue
Transportation and distribution revenue	$28,100,343	$4,382,706	$49,395,482	$9,583,206
Pipeline loss allowance subsequent sales	2,915,533	—	3,991,255	—
Lease revenue	701,525	5,554,368	1,176,000	21,300,872
Deferred rent receivable write-off	—	—	—	(30,105,820)
Other revenue	579,177	29,913	774,339	56,220
Total Revenue	32,296,578	9,966,987	55,337,076	834,478
Expenses
Transportation and distribution expenses	15,363,410	1,222,135	25,706,007	2,597,364
Pipeline loss allowance subsequent sales cost of revenue	2,223,646	—	3,172,502	—
General and administrative	5,381,654	4,325,924	15,218,447	7,402,067
Depreciation, amortization and ARO accretion expense	3,748,453	3,662,926	6,646,783	9,309,993
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	146,537,547	5,811,779	146,537,547
Loss on termination of lease	—	458,297	165,644	458,297
Total Expenses	26,717,163	156,206,829	56,721,162	306,573,647
Operating Income (Loss)	$5,579,415	$(146,239,842)	$(1,384,086)	$(305,739,169)
Other Income (Expense)
Other income	$299,293	$102,038	$362,819	$419,858
Interest expense	(3,295,703)	(2,920,424)	(6,226,710)	(5,806,007)
Gain (loss) on extinguishment of debt	—	11,549,968	(861,814)	11,549,968
Total Other Income (Expense)	(2,996,410)	8,731,582	(6,725,705)	6,163,819
Income (Loss) before income taxes	2,583,005	(137,508,260)	(8,109,791)	(299,575,350)
Income tax expense (benefit), net	155,596	(73,827)	157,063	(98,549)
Net Income (Loss)	2,427,409	(137,434,433)	(8,266,854)	(299,476,801)
Less: Net income attributable to non-controlling interest	2,014,870	—	3,620,178	—
Net Income (Loss) attributable to CorEnergy Stockholders	$412,539	$(137,434,433)	$(11,887,032)	$(299,476,801)
Preferred dividend requirements	2,309,672	2,309,672	4,619,344	4,570,465
Net loss attributable to Common Stockholders	$(1,897,133)	$(139,744,105)	$(16,506,376)	$(304,047,266)

Other Financial Data (1)
Adjusted Net Income (loss)	$3,026,061	$(1,903,764)	$5,460,865	$6,538,722
Cash Available for Distribution	(1,005,387)	(1,272,964)	(5,165,245)	9,870,626
Adjusted EBITDA	9,965,109	4,605,759	$18,052,175	$21,556,173

Capital Expenditures:
Maintenance Capital	$2,182,155	$—	$3,624,358	$—
Growth Capital	2,216,680	—	4,871,189	—
Volume:
Average quarterly volume (bpd) - Crude oil	188,634	NA	NA	NA
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to June 30, 2021.
Revenue. Consolidated revenue was $32.3 million for the three months ended June 30, 2021 compared to $10.0 million for the three months ended June 30, 2020, representing an increase of $22.3 million. Transportation and distribution revenue increased $23.7 million primarily due to the acquisition of Crimson, which provided transportation revenue of $23.0 million. Transportation and distribution revenue for MoGas and Omega increased $763 thousand driven by increased transportation revenue due to new contracts that became effective in the fourth quarter of 2020 and an increase in commodity fees. We also recognized $2.9 million in PLA subsequent sales revenue due to the Crimson acquisition. This represents the revenue on sale of

Table of Contents	Glossary of Defined Terms

crude oil inventory, which is offset by the PLA subsequent sales cost of revenue of $2.2 million for a net margin of $692 thousand.
Lease revenue was $702 thousand for the three months ended June 30, 2021 compared to $5.6 million for the three months ended June 30, 2020, resulting in a decrease of approximately $4.9 million from the prior-year period. The decrease in lease revenue was a result of the sale of the Pinedale LGS asset during the second quarter of 2020 ($5.6 million). Lease revenue in the current period is primarily related to storage leases due to the Crimson acquisition.
Transportation and Distribution Expense. Transportation and distribution expenses were $15.4 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $14.2 million. The Crimson Transaction resulted in a $14.0 million increase for the period.
General and Administrative Expense. General and administrative expenses were $5.4 million for the three months ended June 30, 2021 compared to $4.3 million for the three months ended June 30, 2020. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	June 30, 2021	June 30, 2020
Management fees and employee-related costs	$2,186,437	$1,597,742
Acquisition and professional fees	2,386,147	2,335,296
Other expenses	809,070	392,886
Total	$5,381,654	$4,325,924
Management fees and employee-related costs for the three months ended June 30, 2021 increased $589 thousand compared to the prior-year period. The increase is due to (i) the addition of $1.3 million in Crimson employee-related costs from the Crimson acquisition and (ii) the addition of $914 thousand in Corridor employee compensation and office related expense reimbursements under the First Amendment to the Management Agreement in connection with the Internalization. These increases were partially offset by the decrease in the management fees paid to our external manager of $1.6 million. The decrease in the management fee is the result of the proposed Internalization, which ended the payment of the management fee after January 2021, subject to stockholder approval. Due to stockholder approval at the Annual Meeting on June 29, 2021, we will no longer be subject to the management fee but will incur, on a go-forward basis, the employee compensation and office related costs mentioned in (ii) above. See Part I, Item 1, Note 9 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended June 30, 2021 increased $51 thousand from the prior-year period, primarily as a result of (i) a $125 thousand increase in general professional fees, (ii) an $18 thousand increase in costs incurred related to the internalization of our external manager, partially offset by (iii) a $92 thousand decrease in asset acquisition costs after closing the Crimson Transaction in the first quarter. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions.
Other expenses for the three months ended June 30, 2021 increased $416 thousand from the prior-year period. The increase in other expenses is due to the Crimson acquisition.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $3.7 million and $3.7 million for the three months ended June 30, 2021 and 2020, respectively. This $86 thousand increase was primarily related to depreciation expense, which increased approximately $201 thousand for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in depreciation expense was driven by (i) a full quarter reduction in depreciation for the Pinedale LGS as a result of the sale of the asset to Ultra Wyoming at the end of the second quarter of 2020 and (ii) a full quarter reduction in depreciation for the GIGS asset, which was provided as partial consideration in connection with the Crimson Transaction during the first quarter of 2021, partially offset by (iii) depreciation expense for the Crimson acquired assets.
Loss on Impairment and Disposal of Leased Property. For the three months ended June 30, 2020, we recognized a $146.5 million loss on impairment and disposal of leased property related to our Pinedale LGS asset. The impairment and sale of the Pinedale LGS was triggered by the bankruptcy of the Pinedale LGS tenant, Ultra Wyoming, during the second quarter of 2020. Refer to Part I, Item 1, Note 5 ("Leased Properties And Leases") for further discussion of the impairment and sale of the Pinedale LGS asset.
Loss on Termination of Lease. For the three months ended June 30, 2020, we recognized a $458 thousand loss on termination of lease related to the sale of our Pinedale LGS asset during the second quarter of 2020, which resulted in the termination of the Pinedale Lease Agreement. Refer to Part I, Item 1, Note 5 ("Leased Properties And Leases") for further discussion of the sale of the Pinedale LGS asset and lease termination.

Table of Contents	Glossary of Defined Terms

Other Income. Other income was $299 thousand for the three months ended June 30, 2021 compared to $102 thousand for the three months ended June 30, 2020. This increase was primarily related to transaction services agreements at Crimson.
Interest Expense. Interest expense was $3.3 million for the three months ended June 30, 2021, compared to $2.9 million for the three months ended June 30, 2020, primarily due to increased borrowings.
Income Tax Expense (Benefit). Income tax expense was $156 thousand the three months ended June 30, 2021, as compared to an income tax benefit of $74 thousand for the three months ended June 30, 2020. The income tax expense in the current year period is primarily the result of an increase in income tax expense related to the sale of PLA inventory at Crimson, partially offset by the generation of net operating loss carryforwards and certain fixed asset activities at the TRS entities. The income tax benefit recorded in the prior-year period was primarily the result of net operating loss carrybacks allowed under the CARES Act enacted in March of 2020, partially offset by certain fixed asset, deferred contract revenue and refund liability settlement activities.
Net Income (loss). Net income was $2.4 million and net loss was $(137.4) million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, net income (loss) attributable to CorEnergy stockholders was $413 thousand and $(137.4) million, respectively. After deducting $2.3 million for the portion of preferred dividends that are allocable to both respective periods, net loss attributable to common stockholders for the three months ended June 30, 2021 was $(1.9) million, or $(0.14) per basic and diluted common share as compared to $(139.7) million, or $(10.24) per basic and diluted common share for the prior-year period.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The financial impacts of the Crimson assets only represent the period from February 1, 2021 to June 30, 2021.

Revenue. Consolidated revenue was $55.3 million for the six months ended June 30, 2021 compared to $834 thousand for the six months ended June 30, 2020, representing an increase of $54.5 million. Transportation and distribution revenue increased $39.8 million primarily due to the acquisition of Crimson, which provided transportation revenue of $38.6 million since the effective date of the acquisition on February 1, 2021. Transportation and distribution revenue for MoGas and Omega increased $1.2 million primarily driven by increased transportation revenue due to new contracts that became effective in the fourth quarter of 2020 and an increase in commodity fees. We also recognized $4.0 million in PLA subsequent sales revenue due to the Crimson acquisition. This represents the revenue on sale of crude oil inventory, which is offset by the PLA subsequent sales cost of revenue of $3.2 million for a net margin of $819 thousand.
Lease revenue was $1.2 million for the six months ended June 30, 2021 compared to $21.3 million for the six months ended June 30, 2020, resulting in a decrease of approximately $20.1 million from the prior-year period. The decrease in lease revenue was a result of the sale of the Pinedale LGS asset during the second quarter of 2020 ($11.1 million) and Grand Isle Gathering System during the first quarter of 2021 ($10.0 million). Lease revenue in the current period is primarily related to storage leases due to the Crimson acquisition and represents revenue since February 1, 2021. During the six months ended June 30, 2020, we recorded a non-cash deferred rent receivable write-off of $30.1 million for the Grand Isle Lease Agreement as the receivable was no longer probable of collection.
Transportation and Distribution Expense. Transportation and distribution expenses were $25.7 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $23.1 million. The Crimson Transaction resulted in an $22.6 million increase for the period.
General and Administrative Expense. General and administrative expenses were $15.2 million for the six months ended June 30, 2021 compared to $7.4 million for the six months ended June 30, 2020. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Management fees and employee-related costs	$5,034,262	$3,207,264
Acquisition and professional fees	8,843,064	3,487,231
Other expenses	1,341,121	707,572
Total	$15,218,447	$7,402,067
Management fees and employee-related costs for the six months ended June 30, 2021 increased $1.8 million compared to the prior-year period. The increase is due to (i) a $1.0 million transaction bonus outlined in the Contribution Agreement related to the Internalization, (ii) the addition of $2.2 million in Crimson employee-related costs from the Crimson acquisition and (iii) the

Table of Contents	Glossary of Defined Terms

addition of $1.5 million in Corridor employee compensation and office related expense reimbursements under the First Amendment to the Management Agreement from February 1, 2021 to June 30, 2021 in connection with the Internalization. These increases were partially offset by the decrease in the management fees paid to our external manager of $2.9 million. The decrease in the management fee is the result of the proposed Internalization, which ended the payment of the management fee after January 2021. Due to stockholder approval at the Annual Meeting on June 29, 2021, we will no longer be subject to the management fee but will incur, on a go-forward basis, the employee compensation and office related costs mentioned in (iii) above. See Part I, Item 1, Note 9 ("Management Agreement") for additional information. The transaction bonus discussed above is reflected as an addback to Adjusted Net Income and Adjusted EBITDA for the six months ended June 30, 2021. Refer to the "Non-GAAP Financial Measures" section for a reconciliation of Net loss to Adjusted Net Income and Net loss to Adjusted EBITDA.
Acquisition and professional fees for the six months ended June 30, 2021 increased $5.4 million from the prior-year period, primarily as a result of (i) a $2.6 million increase in asset acquisition expenses at CorEnergy due to closing and due diligence costs associated with the Crimson acquisition, (ii) a $2.0 million increase in asset acquisition expenses associated with investment advisor fees related to the Internalization transaction, (iii) a $784 thousand increase in professional fees related to the Crimson transaction and (iv) $761 thousand of transaction costs incurred at Crimson for accounting and legal services. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. As a result, asset acquisition expenses of $5.4 million for the six months ended June 30, 2021 are reflected as an addback to Adjusted Net Income and Adjusted EBITDA. Refer to the "Non-GAAP Financial Measures" section for a reconciliation of Net loss to Adjusted Net Income and Net loss to Adjusted EBITDA.
Other expenses for the six months ended June 30, 2021 increased $634 thousand from the prior-year period. The increase in other expenses is due to the Crimson acquisition.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $6.6 million and $9.3 million for the six months ended June 30, 2021 and 2020, respectively. This decrease was primarily related to depreciation expense, which decreased approximately $2.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in depreciation expense was driven by (i) a two quarter reduction in depreciation for the Pinedale LGS as a result of the sale of the asset to Ultra Wyoming at the end of the second quarter of 2020 and (ii) a full quarter reduction in depreciation for the GIGS asset, which was provided as partial consideration in connection with the Crimson Transaction during the first quarter of 2021, partially offset by (iii) depreciation expense for the Crimson acquired assets.
Loss on Impairment of Leased Property. For the six months ended June 30, 2020, we recognized a $140.3 million loss on impairment of leased property related to our GIGS asset. The impairment analysis was triggered by the impacts of the COVID-19 pandemic and significant decline in the global energy markets, which adversely impacted the tenant under the Grand Isle Lease Agreement.
Loss on Impairment and Disposal of Leased Property. In connection with the Crimson Transaction, we contributed the GIGS asset as partial consideration to acquire our 49.50 percent interest in Crimson. The net book value of the GIGS asset was $63.5 million and the carrying value of the asset retirement obligation was $8.8 million or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of $48.9 million upon closing of the Crimson Transaction resulting in a loss on impairment and disposal of leased property of approximately $5.8 million for the six months ended June 30, 2021. Refer to Part I, Item 1, Note 5 ("Leased Properties And Leases") for further details.
Loss on Termination of Lease. In connection with the contribution of the GIGS asset as partial consideration to acquire our 49.50 percent interest in Crimson, we reached a settlement agreement with the tenant under the Grand Isle Lease Agreement and terminated the lease. For the six months ended June 30, 2021, the Company recorded a write-off of the remaining deferred lease costs of $166 thousand associated with the termination of the lease.
Other Income. Other income was $363 thousand for the six months ended June 30, 2021 compared to $420 thousand for the six months ended June 30, 2020. This decrease was primarily related to interest income, which decreased approximately $415 thousand from the prior-year period due to a reduction in cash and declining interest rates during the six months ended June 30, 2021, partially offset by other income for an insurance recovery of $58 thousand for the six months ended June 30, 2021.
Interest Expense. For the six months ended June 30, 2021 and 2020, interest expense was $6.2 million and $5.8 million, respectively, the increase is primarily due to increased borrowings.
Loss on Extinguishment of Debt. During the six months ended June 30, 2021, in connection with the Crimson acquisition, the Company terminated the CorEnergy Credit Facility with Regions Bank and eliminated the associated deferred debt issuance costs of $862 thousand. For additional information, see Part I, Item 1, Note 12 ("Debt"). For the six months ended June 30,

Table of Contents	Glossary of Defined Terms

2020, a gain on extinguishment of debt of $11.5 million was recognized for the (i) release agreement entered into with Prudential for the Amended Pinedale Term Credit Facility in connection with the sale of the Pinedale LGS on June 30, 2020 ($11.0 million) and (ii) the repurchase of the 5.875% Convertible Notes completed in April of 2020 ($576 thousand). For additional information, see Part I, Item 1, Note 12 ("Debt").
Income Tax Expense (Benefit). Income tax expense was $157 thousand for the six months ended June 30, 2021, as compared to an income tax benefit of $99 thousand for the six months ended June 30, 2020. The income tax expense in the current year period is primarily the result of an increase in income tax expense related to the sale of PLA inventory at Crimson, partially offset by the generation of net operating loss carryforwards and certain fixed asset activities at the TRS entities. The income tax benefit recorded in the prior-year period was primarily the result of net operating loss carrybacks allowed under the CARES Act enacted in March of 2020, partially offset by certain fixed asset, deferred contract revenue and refund liability settlement activities.

Net Loss. Net loss was $(8.3) million and $(299.5) million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, net loss attributable to CorEnergy stockholders was $(11.9) million and $(299.5) million, respectively. After deducting $4.6 million for the portion of preferred dividends that are allocable to both respective periods, net loss attributable to common stockholders for the six months ended June 30, 2021 was $(16.5) million or $(1.21) per basic and diluted common share as compared to $(304.0) million, or $(22.27) per basic and diluted common share for the prior-year period.
NON-GAAP FINANCIAL MEASURES
We use certain financial measures that are not recognized under GAAP. The non-GAAP financial measures used in this Report include Adjusted Net Income, Cash Available for Distribution ("CAD"), and Adjusted EBITDA. These supplemental measures are used by our management team and are presented because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders, provide for debt repayments, provide for future capital expenditures and provide for repurchases or redemptions of any series of our preferred stock by providing perspectives not immediately apparent from net income (loss).
We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income (loss) or indicators of any other performance measure determined in accordance with GAAP. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income (loss), cash flows from operating activities or revenues. Management compensates for the limitations of Adjusted Net Income, CAD, and Adjusted EBITDA as analytical tools by reviewing the comparable GAAP measures, understanding the differences between non-GAAP measures compared to (as applicable) operating income (loss), net income (loss) and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results. The financial impacts of the Crimson assets are only included for the period from February 1, 2021 to June 30, 2021 for the non-GAAP measurements outlined below.
Adjusted Net Income and Cash Available for Distribution
We believe Adjusted Net Income is an important performance measure of our profitability as compared to other midstream infrastructure owners and operators. Our presentation of Adjusted Net Income represents net income (loss) adjusted for loss on impairment of leased property; loss on impairment and disposal of leased property; loss on termination of lease; deferred rent receivable write-off; gain (loss) on extinguishment of debt; non-cash lease expense; gain on sale of equipment and transaction-related costs. Adjusted Net Income presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Management considers CAD an appropriate metric for assessing capital discipline, cost efficiency and balance sheet strength. Although CAD is the metric used to assess our ability to make dividends to stockholders and distributions to non-controlling interest holders, this measure should not be viewed as indicative of the actual amount of cash that is available for distributions or planned for distributions for a given period. Instead, CAD should be considered indicative of the amount of cash that is available for distributions after mandatory debt repayments and other general corporate purposes. Our presentation of CAD represents Adjusted Net Income adjusted for depreciation, amortization and ARO accretion (cash flows) and income tax expense (benefit) less transaction-related costs; maintenance capital expenditures; preferred dividend requirements and mandatory debt amortization.

Table of Contents	Glossary of Defined Terms

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income (Loss)	$2,427,409	$(137,434,433)	$(8,266,854)	$(299,476,801)
Add:
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	146,537,547	5,811,779	146,537,547
Loss on termination of lease	—	458,297	165,644	458,297
Deferred rent receivable write-off	—	—	—	30,105,820
Loss (gain) on extinguishment of debt	—	(11,549,968)	861,814	(11,549,968)
Non-cash lease expense	260,704	—	439,246	—
Gain on the sale of equipment	—	(7,500)	—	(3,542)
Transaction costs	337,948	92,293	5,412,744	198,990
Transaction bonus	—	—	1,036,492	—
Adjusted Net Income (Loss), excluding special items	$3,026,061	$(1,903,764)	$5,460,865	$6,538,722
Add:
Depreciation, amortization and ARO accretion (Cash Flows)	4,160,510	3,988,592	7,427,544	9,963,908
Income tax expense (benefit), net	155,596	(73,827)	157,063	(98,549)
Less:
Transaction costs	337,948	92,293	5,412,744	198,990
Transaction bonus	—	—	1,036,492	—
Maintenance capital expenditures	2,182,155	—	3,624,358	—
Preferred dividend requirements - Series A	2,309,672	2,309,672	4,619,344	4,570,465
Preferred dividend requirements - Non-controlling interest	1,517,779	—	1,517,779	—
Mandatory debt amortization	2,000,000	882,000	2,000,000	1,764,000
Cash Available for Distribution (CAD)	$(1,005,387)	$(1,272,964)	$(5,165,245)	$9,870,626
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to June 30, 2021.

Table of Contents	Glossary of Defined Terms

The following table reconciles net cash provided by (used in) operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$6,839,503	$4,654,089	$4,358,342	$16,421,801
Changes in working capital	144,342	(2,732,950)	2,189,653	180,364
Current tax expense (benefit)	20,374	(2,431)	48,241	(397,074)
Maintenance capital expenditures	(2,182,155)	—	(3,624,358)	—
Preferred dividend requirements	(2,309,672)	(2,309,672)	(4,619,344)	(4,570,465)
Preferred dividend requirements - non-controlling interest	(1,517,779)	—	(1,517,779)	—
Mandatory debt amortization included in financing activities	(2,000,000)	(882,000)	(2,000,000)	(1,764,000)
Cash Available for Distribution (CAD)	$(1,005,387)	$(1,272,964)	$(5,165,245)	$9,870,626

Other Special Items:
Transaction costs	$337,948	$92,293	$5,412,744	$198,990
Transaction bonus	—	—	1,036,492	—

Other Cash Flow Information:
Net cash used in investing activities	$(5,519,635)	$(53,780)	$(78,067,217)	$(34,311)
Net cash used in financing activities	(2,464,404)	(9,941,070)	(8,192,574)	(23,537,487)
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to June 30, 2021.

Table of Contents	Glossary of Defined Terms

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
Our presentation of Adjusted EBITDA represents net income (loss) adjusted for items such as loss on impairment of leased property; loss on impairment and disposal of leased property; loss on termination of lease; deferred rent receivable write-off; gain (loss) on extinguishment of debt; gain on sale of equipment and transaction-related costs. Adjusted EBITDA is further adjusted for depreciation, amortization and ARO accretion expense; income tax expense (benefit) and interest expense. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered a measure of liquidity and should not be considered as an alternative to operating income (loss), net income (loss) or other indicators of performance determined in accordance with GAAP. The following table presents a reconciliation of Net Income (loss), as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income (Loss)	$2,427,409	$(137,434,433)	$(8,266,854)	$(299,476,801)
Add:
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	146,537,547	5,811,779	146,537,547
Loss on termination of lease	—	458,297	165,644	458,297
Deferred rent receivable write-off	—	—	—	30,105,820
Gain (loss) on extinguishment of debt	—	(11,549,968)	861,814	(11,549,968)
Gain on the sale of equipment	—	(7,500)	—	(3,542)
Transaction costs	337,948	92,293	5,412,744	198,990
Transaction bonus	—	—	1,036,492	—
Depreciation, amortization and ARO accretion expense	3,748,453	3,662,926	6,646,783	9,309,993
Income tax expense (benefit), net	155,596	(73,827)	157,063	(98,549)
Interest expense, net	3,295,703	2,920,424	6,226,710	5,806,007
Adjusted EBITDA	$9,965,109	$4,605,759	$18,052,175	$21,556,173
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to June 30, 2021.

Table of Contents	Glossary of Defined Terms

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
The following table presents a reconciliation of Loss Attributable to Common Stockholders, as reported in the Consolidated Statements of Operations, to EBITDAre:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Loss Attributable to Common Stockholders	$(1,897,133)	$(139,744,105)	$(16,506,376)	$(304,047,266)
Add:
Interest expense, net	3,295,703	2,920,424	6,226,710	5,806,007
Depreciation, amortization, and ARO accretion	3,748,453	3,662,926	6,646,783	9,309,993
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	146,537,547	5,811,779	146,537,547
Loss on termination of lease	—	458,297	165,644	458,297
Less:
Income tax (expense) benefit	(155,596)	73,827	(157,063)	98,549
Non-controlling interest attributable to depreciation, amortization, and interest expense	2,048,500	—	3,361,752	—
EBITDAre	$3,254,119	$13,761,262	$(860,149)	$(1,765,592)
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to June 30, 2021.

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

Table of Contents	Glossary of Defined Terms

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
For completeness, the following table sets forth a reconciliation of our net loss attributable to CorEnergy stockholders as determined in accordance with GAAP and our calculations of NAREIT FFO for the three months ended June 30, 2021 and 2020. Also presented is information regarding the weighted-average number of shares of our Common Stock outstanding used for the computation of per share data:

NAREIT FFO
	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income (loss) attributable to CorEnergy Stockholders	$412,539	$(137,434,433)	$(11,887,032)	$(299,476,801)
Less:
Preferred Dividend Requirements	2,309,672	2,309,672	4,619,344	4,570,465
Net Loss attributable to Common Stockholders	$(1,897,133)	$(139,744,105)	$(16,506,376)	$(304,047,266)
Add:
Depreciation	3,748,453	3,662,926	6,646,783	9,309,993
Amortization of deferred lease costs	—	22,983	2,547	45,966
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	146,537,547	5,811,779	146,537,547
Loss on termination of lease	—	458,297	165,644	458,297
Less:
Non-controlling interests attributable to NAREIT FFO reconciling items	1,459,944	—	2,377,783	0
NAREIT funds from operations (NAREIT FFO)	$391,376	$10,937,648	$(6,257,406)	$(7,427,084)

Weighted Average Shares of Common Stock Outstanding:
Basic	13,659,667	13,651,521	13,655,617	13,649,907
Diluted	13,659,667	13,651,521	13,655,617	13,649,907
NAREIT FFO attributable to Common Stockholders
Basic	$0.03	$0.80	$(0.46)	$(0.54)
Diluted (1)	$0.03	$0.80	$(0.46)	$(0.54)
(1) For the three and six months ended June 30, 2021 and 2020 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 12 ("Debt") for additional details.
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to June 30, 2021.
DIVIDENDS
Our portfolio of energy infrastructure real property assets generates cash flow from which we pay distributions to stockholders. We pay dividends based on what we believe is the median to long-term cash generating ability of our assets adjusted for special

Table of Contents	Glossary of Defined Terms

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
The Grier Members hold an economic interest in Crimson via the issuance, at the closing of the Crimson Transaction, of Class A-1, Class A-2 and Class A-3 Units. Upon CPUC approval the Grier Members have the right to convert their A-1, A-2 and A-3 Units into our unregistered securities. As of June 30, 2021, each of these securities are convertible as follows: Class A-1 Units into depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, rather than shares of the Company's 9.00% Series C Preferred Stock as originally provided (due to the Stock Exchange Agreement that was effective as of June 30, 2021), the Class A-2 Units into the Company's 4.00% Series B Redeemable Preferred Stock and the Class A-3 Units into the Company's Class B Common Stock. However, prior to conversion, the A-1, A-2 and A-3 Units pay distributions as if they were the corresponding Company securities. As of June 30, 2021, none of our securities referenced above are issued. Further, at the Company's 2021 Annual Meeting, stockholders approved conversion of the right that the holders of Crimson Class A-2 Units would have had to exchange such units for shares of Series B Preferred into a right to exchange Class A-2 Units for shares of Class B Common Stock, which became effective on July 7, 2021. The Class A-1, Class A-2 and Class A-3 Units dividend rights, redemption rights, voting rights, exchange rights and conversion rights are provided below.
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

Table of Contents	Glossary of Defined Terms

exchanged multiplied by $25.00 and then dividing that product by $23.50. The Company will pay all accrued and unpaid dividends to, but not including, the date of the exchange in cash or additional depositary shares representing Series A Preferred.

Conversion of Right to Receive Series C Preferred Stock

On June 29, 2021, the Board of the Company authorized management to enter into an agreement to convert the right that the holders of Crimson Class A-1 Units would have had to exchange such units for shares of the Company’s 9.0% Series C Preferred Stock into a a right to exchange Class A-1 Units (following CPUC approval) for depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock.

CorEnergy had the right to convert the Series C Preferred to depositary shares representing Series A Preferred, based on valuing the Series A Preferred at $23.50 per depositary shares as opposed to the $25.00 per share stated value, at any time when the depositary shares' volume weighted daily average trading price exceeded $23.50 for 30 consecutive trading days. The depositary shares have been trading above that threshold since June 4, 2021. This action resulted in the early conversion of the exchange right for the Crimson Class A-1 Units as described above. The Board of the Company believed the early conversion was beneficial since it lowered the dividend rate and also simplified the capital structure.
4.00% Series B Redeemable Preferred Stock
Dividends. Under the Series B Preferred Articles Supplementary, holders of Series B Preferred Stock are entitled to receive cumulative dividends before any dividends are paid to the holders of Common Stock or Class B Common Stock at the rate per share of 4.0% of the stated liquidation preference of $25.00 per annum, or $1.00 per annum, payable quarterly in arrears. The Company may elect to pay such dividend by issuing additional shares of Series B Preferred. Upon any liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company legally available for distribution to stockholders a liquidation preference of $25.00 per share, plus an amount equal to accrued and unpaid dividends thereon, whether or not declared, to the date of payment, before any distribution or payment shall be made to the holders of any junior securities, including the Common Stock or Class B Common Stock. If existing stockholders of the Company had not approved the convertibility of the Series B Preferred to Class B Common Stock by February 3, 2022, then the dividend rate would have increased to 11.00% per annum.
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
Conversion of Right to Receive Series B Redeemable Preferred Stock
Conversion. At the Company's Annual Meeting on June 29, 2021, the existing holders of the Company's Common Stock approved the conversion of the Series B Preferred into Class B Common Stock in accordance with the NYSE rules. Pursuant to the therms of the Series B Preferred, within five (5) business days after approval, the Series B Preferred would automatically be converted into a number of shares of the Company’s Class B Common Stock, per share of Series B Preferred, equal to the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the date fixed for conversion by (ii) the product of (A) 90% times (B) $7.80, provided that if the conversion would cause the Company’s status as a REIT to be materially and adversely affected, the Company may elect to settle the conversion in cash.
At any time after the existing holders of the Company’s Common Stock approve the conversion in accordance with the NYSE rules, and only to the extent that the mandatory conversion described above does not occur promptly, each holder of Series B Preferred may convert, at such holder’s option, any or all of such holder’s shares of Series B Preferred into a number of shares of Common Stock per share of Series B Preferred equal to the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the date fixed for conversion by (ii) $7.80. As a result, effective July 7, 2021, the right that the holders of Crimson Class A-2 Units would have had to exchange such units for shares of Series B Preferred Stock became converted into a right to exchange Class A-2 Units (following CPUC approval) for up to 8,733,048 shares of the Company's Class B Common Stock.

Table of Contents	Glossary of Defined Terms

Class B Common Stock
The Class B Common Stock Articles Supplementary establish the terms of the Class B Common Stock, which are substantially similar to the Company’s Common Stock, including voting rights, except that the Class B Common Stock will be subordinated to the Common Stock with respect to dividends and liquidation and will automatically convert into Common Stock under certain circumstances. The Company does not intend to list the Class B Common Stock on any exchange.
Voting Rights. Class B Common Stock will vote together with the holders of Common Stock, voting as a single class, with respect to all matters on which holders of the Common Stock are entitled to vote. The Company may not authorize or issue any additional shares of Class B Common Stock beyond the number authorized in the Class B Common Stock Articles Supplementary without the affirmative vote of at least 66-2/3% of the outstanding shares of Class B Common Stock. Any amendment to the Company’s charter that would alter the rights of the Class B Common Stock must be approved by the affirmative vote of the majority of the outstanding Class B Common Stock.
Dividends. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of the Class B Common Stock will be entitled to receive dividends to the extent authorized by the Company’s Board of Directors and declared by the Company pursuant to a formula based on the amount of dividends declared on the Company’s Common Stock. For the first four quarters after closing of the Crimson Transaction, the shares of Class B Common Stock will be entitled to receive dividends (“Class B Common Stock Dividends”) in any quarter only to the extent that the product of (i) the sum of (A) the Company’s CAFD and (B) the CAFD budget for any uncompleted quarter in such first four quarter period, as approved by the Company’s Board of Directors, multiplied by (ii) 0.25 for such first four quarters is greater than the base dividend established for the Common Stock as set forth in the Class B Common Stock Articles Supplementary (“Common Base Dividend”) of $0.05 per share per quarter multiplied by 1.25. For the fifth through twelfth quarters after closing of the Crimson Transaction, the Class B Common Stock will be entitled to receive Class B Common Stock Dividends in any quarter only to the extent that: (i) the product of the Company’s latest twelve months (“LTM”) CAFD for that quarter multiplied by 0.25 is greater than (ii) the product of the base dividend established for the Common Stock for that quarter multiplied by 1.25. In no event will the Class B Common Stock Dividend per share be greater than the Common Base Dividend per share during the same quarter and no Class B Common Stock Dividend will accrue until after April 1, 2021. As is the case for Common Stock, Class B Common Stock Dividends will not be cumulative.
For the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 30, 2022, the Common Stock Base Dividend Per Share shall equal $0.05 per share per quarter. For the fiscal quarters of the Company ending June 30, 2022, September 30, 2022, December 31, 2022 and March 30, 2023, the Common Stock Base Dividend Per Share shall equal $0.055 per share per quarter. For fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter. The Class B Common Stock dividend is subordinated based on a distribution formula.
Conversion. The shares of Class B Common Stock will convert to Common Stock on a one-for-one basis upon the first to occur of the following:
•the Board of Directors authorizes and the Company declares a quarterly dividend per share of outstanding Common Stock in excess of the then-applicable Common Base Dividend;
•the issuance of additional shares of Common Stock other than in connection with: (i) any director or management compensation plan or equity award, (ii) the Company’s Dividend Reinvestment Plan, (iii) any conversion rights of the Company’s existing 5.875% Convertible Senior Notes due 2025 or Series A Preferred, (iv) any exchange for fair value for the issuance of Common Stock (as determined by the Company’s Board of Directors), or (v) any stock split, reverse stock split, stock dividend or similar transaction in which the shares of Class B Common Stock share equally; or
•the Board of Directors authorizes and the Company declares a quarterly dividend per share to the Class B Common Stock equal to the then-applicable Common Base Dividend for any four consecutive fiscal quarters beginning with the fiscal quarter ending June 30, 2022 through the fiscal quarter ending March 31, 2024.
To the extent no conversion occurs as described above, then the Class B Common Stock will convert to Common Stock on February 4, 2024 at a ratio equal to the quotient obtained by dividing (i) (A) the quotient of the then-applicable LTM CAFD divided by the product of (x) 1.25 and (y) four (4) times the then-applicable Common Base Dividend per share, less (B) the number of then-outstanding shares of Common Stock by (ii) the number of then-outstanding shares of Class B Common Stock; provided, however, that the ratio shall not be less than 0.6800 shares of Common Stock per share of Class B Common Stock or greater than 1.000 shares of Common Stock per share of Class B Common Stock.

Table of Contents	Glossary of Defined Terms

Dividend Declarations
On February 26, 2021, we paid dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On April 28, 2021, the Company's Board of Directors also authorized the reinstatement of the operation of the Company's Dividend Reinvestment Plan ("DRIP").
On May 28, 2021, we paid dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On April 28, 2021, the Company's Board of Directors authorized the declaration of dividends on the Company's Series B Preferred of $0.25 per share (paid in kind) and on the Company's Series C Preferred Securities of $0.5625 per share (paid in cash), as if such securities had been outstanding, in accordance with the terms of the Crimson Third LLC Agreement.
On July 28, 2021, the Company’s Board of Directors authorized the declaration of dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock. Additionally, the Company's Board of Directors authorized the declaration of dividends on the Company's Series B Preferred of $0.25 per share and Series C Preferred of $0.5625 per share, as if such securities had been outstanding, in accordance with the terms of the Crimson Third LLC Agreement. Both dividends will be prorated for the period May 31, 2021 to June 30, 2021. For dividend purposes, June 30, 2021 was the final day each security earned dividends before conversion. The prorated dividend on the Series C Preferred will be paid in cash while the Series B Preferred prorated dividend will be paid in kind. As described in Item 1, Note 17 ("Subsequent Events"):

•the Board of Directors’ authorization of deemed dividends on the Series B Preferred will entitle the holders of Crimson's outstanding Class A-2 Units to receive, from Crimson, a distribution of $0.25 per unit (prorated through the June 30, 2021 conversion date), which will be paid in kind as described in the Article Supplementary. An aggregate of 24,414 additional Class A-2 Units to such holders, based on a stated value of $25.00 per unit, for all declared dividends through the conversion date; and

•the Board of Directors' authorization of deemed dividends on the Series C Preferred will entitle the holders of Crimson's outstanding Class A-1 Units to receive, from Crimson, a cash distribution of $0.5625 per unit (prorated through the June 30, 2021 conversion date).
The Company anticipates that all dividends paid in 2021 will be a return of capital.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2020, and to Part I, Item 1, Note 3 ("Acquisition"), Note 4 ("Transportation And Distribution Revenue"), Note 5 ("Leased Properties And Leases") and Note 6 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during and subsequent to the period ended June 30, 2021.
Crimson Midstream Holdings

Effective February 1, 2021, the Company completed the acquisition of a 49.50 percent interest in Crimson (which includes a 49.50 percent voting interest and the right to 100.0 percent of the economic benefit of Crimson's business, after satisfying the distribution rights of the remaining equity holders) for total consideration with a fair value of $343.8 million after giving effect to the final working capital adjustments and with the right to acquire the remaining 50.50 percent, subject to CPUC approval. After giving effect to the initial working capital adjustments, the consideration consisted of a combination of cash on hand of $74.6 million, commitments to issue new common and preferred equity valued at $115.3 million, contribution of the GIGS asset with a fair value of $48.9 million to the sellers and $105.0 million in new term loan and revolver borrowings, all as detailed further below. The consideration was subject to a final working capital adjustment. Crimson is a CPUC regulated crude oil pipeline owner and operator, and its assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including 1,300 active miles) across northern, central and southern California, connecting California crude production to in-state refineries. The acquired assets qualify for REIT treatment under established IRS regulations and the Company’s Private Letter Ruling ("PLR").

Table of Contents	Glossary of Defined Terms

The assets acquired in the Crimson Transaction include the following:

Asset	Location	Asset Description
Sol Cal Pipeline	Southern California	~760 miles of pipe (including ~610 active miles); 7 separate pipeline systems; 8 tanks and 6 pump stations. Transports crude oil from Los Angeles and Ventura basins to Los Angeles refineries.
KLM Pipeline	San Joaquin Valley to Northern California	~620 miles of pipe (including ~290 active miles); 5 tanks and 7 pump stations. Transports crude oil from San Joaquin Valley to Bay Area refineries.
San Pablo Bay Pipeline	San Joaquin Valley to Northern California	~540 miles of heated pipe from San Joaquin Valley to Northern California (including ~380 active miles); ~2.3Mbbls tank capacity. Transports crude oil from San Joaquin Valley to Bay Area refineries.
Proprietary Pipeline	South of Bakersfield	~100 miles of pipe (including ~45 active miles); Connects Crimson system to rail volumes and supports other in-basin crude oil movements.
In June 2021, the final working capital adjustment was made for the Crimson Transaction, which resulted in an increase in the assets acquired of $1.8 million. This resulted in 37,043 additional Class A-1 Units being issued to Grier Members for their 50.50 percent ownership interest and $908 thousand of additional cash paid for the 49.50 percent ownership interest CorEnergy purchased. The newly issued units resulted in an increase in the aggregate value of non-controlling interest of $883 thousand and increased the total number of Class A-1 Units issued to the Grier Members to 1,650,245. See Note 3 ("Acquisition") for additional details.

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
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of June 30, 2021:

Contractual Obligations
	Notional Value	Less than 1 year	2-3 years	4-5 years	More than 5 years
5.875% Convertible Debt	$118,050,000	$—	$—	$118,050,000	$—
5.875% Convertible Interest	—	6,935,438	13,870,875	10,403,156	—
Crimson Term Loan	78,000,000	8,000,000	70,000,000	—	—
Crimson Term Loan Interest		3,457,006	4,761,780	—	—
Crimson Revolver	28,000,000	—	28,000,000	—	—
Crimson Revolver Interest(1)		1,330,988	2,129,580	—	—
Operating Leases	8,481,883	1,416,220	1,744,197	883,917	4,437,549
Total		$21,139,652	$120,506,432	$129,337,073	$4,437,549
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

Table of Contents	Glossary of Defined Terms

volume required to be operated as a batched system delivering heavy crude oil to its customers. The minimum volume is required as heavy crude oil must be heated to be transported via the pipeline. The lowest allowed minimum volume typically occurs in the months from July to September. The highest allowed minimum volume typically occurs from December to March. The actual effective periods are dependent on the ground temperature. The historical average quarterly crude oil volumes for Crimson are provided in the table below.

	Crimson Average Crude Oil Volume for Quarter Ended (bpd):
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Crude oil volume	224,422	207,609	201,732	197,764	188,634
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2021, we had liquidity of approximately $39.7 million comprised of cash of $17.7 million plus revolver availability of $22.0 million. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital, operational expenditure requirements and to make quarterly cash distributions at current levels for the next 12 months.
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
	(Unaudited)
Net cash provided by (used in):
Operating activities	$4,358,342	$16,421,801
Investing activities	(78,067,217)	(34,311)
Financing activities	(8,192,574)	(23,537,487)
Net change in cash and cash equivalents	$(81,901,449)	$(7,149,997)
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2021 was driven by (i) $23.4 million in net contributions from our operating subsidiaries, including Crimson, MoGas and Omega, (ii) $4.0 million in PLA subsequent sales revenue, partially offset by (iii) $15.2 million in general and administrative expenses, and (iv) cash paid for interest of $5.8 million.
Net cash flows provided by operating activities for the six months ended June 30, 2020 were primarily attributable to (i) lease receipts of $21.1 million ($21.3 million lease revenue, plus $245 thousand of variable rent recognized in the prior year and collected in the current year period, offset by $493 thousand of straightline rent accrued during the current year period, which was written-off at the end of the first quarter of 2020 in conjunction with the impairment of the deferred rent receivable), (ii) $6.7 million in net contributions from our operating subsidiaries MoGas and Omega and (iii) a $1.2 million decrease in accounts and other receivables during the period, partially offset by (iii) $7.4 million in general and administrative expenses and (iv) $5.4 million in cash paid for interest.

Table of Contents	Glossary of Defined Terms

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was primarily attributable to (i) $69.0 million of cash utilized to acquire our 49.50 percent interest in Crimson, net of cash acquired and (ii) purchases of property and equipment of $9.3 million.
There were no significant cash investing activities for the six months ended June 30, 2020.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2021 was primarily attributed to (i) common and preferred dividends paid of $1.2 million and $4.6 million, respectively, (ii) cash paid for debt financing costs of $2.7 million for the Crimson Credit Facility and, (iii) advances on the Crimson Revolver of $8.0 million, offset by payments on the Crimson Revolver of $7.0 million.
Net cash flows used in financing activities for the six months ended June 30, 2020 were primarily attributable to (i) common and preferred dividends paid of $10.9 million and $4.6 million, respectively, (ii) cash paid for the settlement of the Amended Pinedale Term Credit Facility of $3.1 million, (iii) principal payments of $1.8 million on our secured credit facilities, (iv) cash paid for the maturity of the 7.00% Convertible Notes of $1.7 million and (v) cash paid for the repurchase of a portion of the 5.875% Convertible Notes of $1.3 million.
Capital Expenditures
Crimson's operations can be capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Crimson's capital requirements consist of maintenance capital expenditures and growth capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of Crimson's assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those made to acquire additional assets to grow Crimson's business, to expand and upgrade Crimson's systems and facilities and to construct or acquire new systems or facilities. Crimson may incur substantial amounts of capital expenditures in certain periods in connection with large maintenance projects that are intended to only maintain its assets. For the six months ended June 30, 2021, the Company incurred $3.6 million in maintenance capital expenditures. Crimson expects to incur maintenance capital expenditures in a range of $10.0 million to $11.0 million in 2021.
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

Table of Contents	Glossary of Defined Terms

and an Amended and Restated Security Agreement. Under the terms of the Crimson Credit Facility, we are subject to certain financial covenants commencing with the fiscal quarter ending June 30, 2021 for the Borrowers and their restricted subsidiaries as follows (i): the total leverage ratio shall not be greater than: (a) 3.00 to 1.00 commencing with the fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending December 31, 2021; (b) 2.75 to 1.00 commencing with the fiscal quarter ending March 31, 2022 through and including the fiscal quarter ending December 31, 2022; and (c) 2.50 to 1.00 commencing with the fiscal quarter ending March 31, 2023 and for each fiscal quarter thereafter and (ii) the debt service coverage ratio, shall not be less than 2.00 to 1.00.
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
We also had approximately $22.0 million of available borrowing capacity on the Crimson Revolver at June 30, 2021. For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2020, and Part I, Item 1, Note 12 ("Debt") included in this Report.
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
Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of Common Stock for issuance under our dividend reinvestment plan. As of June 30, 2021, we have issued 43,808 shares of Common Stock under our dividend reinvestment plan ("DRIP") pursuant to the shelf resulting in remaining availability of approximately 956,192 shares of Common Stock.
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

Liquidity and Capitalization
Our principal investing activities are acquiring and financing assets within the U.S. energy infrastructure sector. These investing activities have often been financed from the proceeds of our public equity and debt offerings as well as our credit facilities mentioned above. We are also expanding our business development efforts to include other REIT qualifying revenue sources. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. Additionally, our liquidity and capitalization may be impacted by the optional redemption of the Series A Preferred Stock. The depositary shares are currently eligible to be redeemed, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.
The following is our liquidity and capitalization as of June 30, 2021 and December 31, 2020:

Liquidity and Capitalization
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$17,695,458	$99,596,907
Revolver availability	$22,000,000	$—

Revolving credit facility	$28,000,000	$—
Long-term debt (including current maturities)(1)	191,756,889	115,008,130
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	125,270,350.00	125,270,350
Common Stock, non-convertible, $0.001 par value	13,673.00	13,652
Additional paid-in capital	333,890,657.00	339,742,380
Retained deficit	(327,513,586.00)	(315,626,555)
Total CorEnergy Equity	131,661,094	149,399,827
Non-controlling interest (Crimson)	119,220,989	—
Total equity	250,882,083	149,399,827
Total capitalization	$470,638,972	$264,407,957
(1) Long-term debt is presented net of discount and deferred financing costs.
The above table does not give effect to (i) the issuance of securities in the Internalization transaction, which was approved by stockholders on June 29, 2021 and effective as of July 6, 2021, or (ii) the conversion of the non-controlling interest into our securities, which are subject to CPUC approval and will be elective by the holder(s) of the non-controlling interest. It is our intent to treat distributions with respect to the non-controlling interest, representing the A-1, A-2 and A-3 Units at Crimson, with the same relative priority and amount as our underlying securities that they may be converted into. Below is a prospective forward-looking capitalization table that adjusts for the closing of the Internalization transaction as well as conversion of the non-controlling interest into our securities that they are expected to ultimately convert into at the election of the holder(s).

Table of Contents	Glossary of Defined Terms

Prospective Forward-Looking Capitalization Table (as of June 30, 2021)
		Adjustments		Prospective for Non-Controlling Interest Reorg. and Internalization
	June 30, 2021 Actual(1)	Non-Controlling Interest Reorganization(2)	Manager Internalization(3)
Cash and Cash Equivalents	$17,695,458	$—	$—	$17,695,458

Debt
Revolving Credit Facility	28,000,000	—	—	28,000,000
Long-Term Debt (including current maturities)(4)	191,756,889	—	—	191,756,889
Total Debt	219,756,889	—	—	219,756,889

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	125,270,350	43,889,475	4,255,325	173,415,150
Total	125,270,350	43,889,475	4,255,325	173,415,150

Common Stock(5)
Common Stock	13,673	—	1,154	14,827
Class B Common Stock	—	11,183	684	11,867
Additional Paid-In Capital	333,890,658	60,042,547	9,866,112	403,799,317
Retained Deficit	(327,513,587)	—	—	(327,513,587)
Total	6,390,744	60,053,730	9,867,950	76,312,424
Non-controlling interest	119,220,989	(119,220,989)	—	—
Total Stockholders' Equity	$250,882,083	$(15,277,784)	$14,123,275	$249,727,574

Total Capitalization	$470,638,972			$469,484,463

Shares Outstanding(6)
Common Stock	13,673,326	—	1,153,846	14,827,172
Class B Common Stock	—	11,183,190	683,761	11,866,951
Total Shares Outstanding	13,673,326	11,183,190	1,837,607	26,694,123
(1) The non-controlling interest reflects the Grier Members' equity consideration for the A-1, A-2 and A-3 Units representing a 50.50% interest in Crimson. Subject to CPUC regulatory approval, these units are convertible into certain CorEnergy securities as illustrated in the prospective adjustments above.
(2) The prospective adjustments reflect the Grier Members' exchange of the non-controlling interest presently represented by their A-1, A-2 and A-3 Units into depositary shares representing Series A Preferred Stock for the A-1 Units and Class B Common Stock both A-2 and A-3 Units. On June 29, 2021, shareholders approved the conversion of the Series B Preferred into Class B Common Stock. Such exchanges are subject to receiving CPUC approval. Further, we do not expect the holders to exercise their exchange rights all at once due to the income tax consequences arising from such exchanges. We cannot predict when the holders will elect to exchange or if they will elect to exchange at all. Refer to Part I, Item 1, Note 13 ("Stockholders' Equity") for further details on the non-controlling interest.
(3) The increase in Series A Preferred Stock and Class B Common Stock reflect the prospective adjustment for the equity consideration outlined in the Internalization agreement. Stockholders approved the Internalization on June 29, 2021, and the Internalization closed on July 6, 2021. Refer to Part I, Item 1, Note 9 ("Management Agreement") for further details on the Internalization.
(4) Long-term debt is presented net of discount and deferred financing costs.
(5) Common Stock and Class B Common Stock valued at $5.37/share (August 3, 2021 closing price for the publicly traded Common Stock on the NYSE) for both the NCI Reorganization and Internalization Transactions.
(6) The shares outstanding do not include the impact of in-kind dividends declared by the CorEnergy Board of Directors on the Series B Preferred after May 31, 2021.

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
Effective February 1, 2021 as a result of the Crimson Transaction described in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, borrowings under the Crimson Credit Facility are variable-rate based on either (a) LIBOR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a pricing spread. As of June 30, 2021, the interest rate for the Crimson Credit Facility was set at LIBOR plus the top level of the spread of 450 basis points resulting in an interest rate of 4.61% The pricing spread will not be redetermined until the first compliance reporting event for the period ending June 30, 2021. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current LIBOR rates would have resulted in an initial interest rate of 5.61% or 3.61%, respectively, for the Crimson Credit Facility. Assuming the Crimson Credit Facility was in place beginning January 1, 2021, a 100 basis point increase or decrease in the current LIBOR rate would have resulted in an approximately $520 thousand increase or decrease in interest expense for the six months ended June 30, 2021.
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

Table of Contents	Glossary of Defined Terms

transported, measurement accuracy and underlying commodity prices. As of June 30, 2021, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 4. CONTROLS AND PROCEDURES
Crimson Transaction

We are in the process of integrating Crimson, which we acquired effective February 1, 2021. Management’s assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2021 excludes an assessment of the internal control over financial reporting related to Crimson. Crimson represented 72.6% of our consolidated total assets and 83.9% of our consolidated revenue included in our consolidated financial statements as of and for the three months ended June 30, 2021.
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
Changes in Internal Control over Financial Reporting
We have completed one acquisition in the past 12 months. As part of our ongoing integration activities, we are beginning to implement our controls and procedures at the business we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, during the quarterly period ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading "CorEnergy Legal Proceedings" and "Crimson Legal Proceedings" Note 10 ("Commitments & Contingencies") in to our consolidated financial statements included in Part I of this Report is incorporated by reference into this Item 1.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended June 30, 2021. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under Internal Revenue Code section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Board of Directors will continue to determine the amount of any distribution that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements, including cash used to make distributions to outstanding Class A-1 and Class A-2 Units of Crimson, and remain subject to other risks and uncertainties, as discussed under the heading "Dividends" in Part I, Item 2 of this Report. Further, the terms of our Crimson Credit Facility provide that cash distributions to us from the Borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow.
As a part of the final working capital adjustment Crimson Midstream Holdings, LLC, the Company's consolidated subsidiary issued 37,043 Class A-1 Units to the Grier Members for their 50.50 percent ownership interest. The Crimson also issued paid in kind distribution in the amount of 16,240 Class A-2 Units to the Grier Members. These securities were issued in reliance on Section 4(a)(2) of the Securities Act. Refer to Part I, Item 1, Note 13 ("Stockholders' Equity") for additional information concerning certain exchange rights of Class A-1 Units and Class A-2 Units, following receipt of CPUC approval pursuant to the terms of the Crimson Transaction.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Table of Contents	Glossary of Defined Terms

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

3.1	Article Supplementary for Series A Preferred Stock (incorporated by reference to the Registrants Form 8-K filed July 12, 2021).
3.2	Article Supplementary for Series A Preferred Stock filed July 13, 2021 (incorporated by reference to the Registrants Form 8-K filed July 16, 2021).
10.1
Amended and Restated Guaranty Agreement dated February 4, 2021, by and among Crimson Midstream Operating, LLC, Corridor MoGas, Inc., Crimson Midstream Holdings, LLC, MoGas Debt Holdco LLC, MoGas Pipeline, LLC, CorEnergy Pipeline Company, LLC, United Property Systems, LLC, Crimson Pipeline, LLC, and Cardinal Pipeline, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, (incorporated by reference to the Registrant's Form 10-Q filed May 10, 2021).

10.2
Supplement No. 1, dated May 4, 2021, to Amended and Restated Guaranty Agreement dated February 4, 2021, executed by Crimson Midstream I Corporation and Crimson Midstream Services, LLC; (incorporated by reference to the Registrant's Form 10-Q filed May 10, 2021).

10.3
Supplement No. 1, dated May 4, 2021, to Amended and Restated Pledge and Security Agreement dated February 4, 2021, executed by Crimson Midstream I Corporation; Crimson Midstream Operating, LLC, and Corridor MoGas, Inc., the pledgors from time to time and party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank, (incorporated by reference to the Registrant's Form 10-Q filed May 10, 2021).

10.4
Supplement No. 1, dated May 4, 2021, to Amended and Restated Security Agreement dated February 4, 2021, executed by Crimson Midstream I Corporation and Crimson Midstream Services, LLC. (incorporated by reference to the Registrant's Form 10-Q filed May 10, 2021).

10.5	Registration Rights Agreement dated July 6, 2021, by and among CorEnergy Infrastructure Trust, Inc. and the Contributors (incorporated by reference to the Registrants Form 8-K, filed July 12, 2021).
10.6
Stock Exchange Agreement dated July 12, 2021, by and among CorEnergy Infrastructure Trust, Inc., John D. Grier, M. Bridget Grier, John D. Grier, as Trustee of the Bridget Grier Spousal Support Trust dated December 18, 2012; Robert G. Lewis, as Trustee of the Hugh David Grier Trust dated October 15, 2012; and Robert G. Lewis, as Trustee of the Samuel Joseph Grier Trust dated October 15, 2012, (incorporated by reference to the Registrant Form 8-K filed July 16, 2021).

10.7
Agreement of Understanding (Post-Closing Adjustment) dated July 12, 2021, by and among CorEnergy Infrastructure Trust, Inc., CGI Crimson Holdings, L.L.C., John D. Grier, John D. Grier, as Trustee of the Bridget Grier Spousal Support Trust dated December 18, 2012; Robert G. Lewis, as Trustee of the Hugh David Grier Trust dated October 15, 2012; and Robert G. Lewis, as Trustee of the Samuel Joseph Grier Trust dated October 15, 2012, (incorporated by reference to the Registrant Form 8-K filed July 16, 2021).

10.8
Revised Third Amended and Restated Limited Liability Company Agreement of Crimson Midstream Holdings, LLC dated as of July 16, 2021, (incorporated by reference to the Registrant Form 8-K filed July 16, 2021).

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

Table of Contents	Glossary of Defined Terms

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
August 9, 2021

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
August 9, 2021