Form 10-Q
period 2021-09-30
CorEnergy Infrastructure Trust, Inc.
filed 2021-11-09
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of November 2, 2021, the registrant had 14,866,799 common shares outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2021
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

The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2020.

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
Administrative Agreement: the Administrative Agreement dated December 1, 2011, as amended effective August 7, 2012, between the Company and Corridor InfraTrust Management, LLC. The Internalization transaction closed on July 6, 2021 and the Administrative Agreement was effectively terminated when Corridor was acquired by CorEnergy.
ARO: the Asset Retirement Obligation liabilities assumed with the acquisition of GIGS and disposed of with the sale of GIGS effective February 1, 2021.
ASC: FASB Accounting Standards Codification.
ASU: FASB Accounting Standard Update.
Bbls: standard barrel containing 42 U.S. gallons.
bpd: Barrels per day.
CARES Act: the Coronavirus Aid, Relief, and Economic Security Act.
Cash Available for Distribution or CAD: the Company's earnings before interest, taxes, depreciation and amortization, less (i) cash interest expense, (ii) preferred dividends, (iii) regularly scheduled debt amortization, (iv) maintenance capital expenditures, (v) reinvestment allocation and plus or minus other adjustments, but excluding the impact of extraordinary or nonrecurring expenses unrelated to the operations of Crimson Midstream Holdings, LLC and all of its subsidiaries, as defined in the Articles Supplementary for the Class B Common Stock and effective beginning with the quarter ending June 30, 2021.
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
Common Stock: the Company's Common Stock, par value $0.001 per share.
Company or CorEnergy: CorEnergy Infrastructure Trust, Inc. (NYSE: CORR).
Compass SWD: Compass SWD, LLC, the current borrower under the Compass REIT Loan.
Compass REIT Loan: the financing notes between Compass SWD and Four Wood Corridor.
Contributors: the managers of the Company's former manager Corridor InfraTrust Management, LLC which include: Richard C. Green, Rick Kreul, Rebecca M. Sandring, Sean DeGon, Jeff Teeven, Jeffrey E. Fulmer, David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016), and Campbell Hamilton, Inc., which is an entity controlled by David J. Schulte.
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
Corridor: Corridor InfraTrust Management, LLC, the Company's former external manager pursuant to a Management Agreement. CorEnergy acquired Corridor with the Internalization transaction, as outlined in a Contribution Agreement, as described in this Report.
Corridor MoGas: Corridor MoGas, Inc., a wholly-owned taxable REIT subsidiary of CorEnergy, the holding company of MoGas, United Property Systems and CorEnergy Pipeline Company, LLC and a co-borrower under the Crimson Credit Facility.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
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
Grier Members: Mr. John D. Grier, Mrs. M. Bridget Grier and certain affiliated trusts of Grier, which collectively own a 50.62 percent equity ownership interest in Crimson, which is reflected as a non-controlling interest in the Company's financial statements.
Indenture: that certain Base Indenture, dated August 12, 2019, between the Company and U.S. Bank National Association, as Trustee for the 5.875% Convertible Notes.
Internalization: CorEnergy's acquisition of its external manager, Corridor, as outlined in a Contribution Agreement, as described in this Report. The Internalization transaction closed July 6, 2021.
IRS: Internal Revenue Service.
Lightfoot: collectively, Lightfoot Capital Partners LP and Lightfoot Capital Partners GP LLC.
Management Agreement: the current management agreement between the Company and Corridor entered into May 8, 2015, effective as of May 1, 2015, and as amended February 4, 2021. The Internalization transaction closed on July 6, 2021 and the Administrative Agreement was effectively terminated when Corridor was acquired by CorEnergy.
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
Pinedale LP: Pinedale Corridor, LP, an indirect wholly-owned subsidiary of CorEnergy.
Pinedale GP: the general partner of Pinedale LP and a wholly-owned subsidiary of CorEnergy.
PLR: the Private Letter Ruling dated November 16, 2018 (PLR 201907001) issued to CorEnergy by the IRS.
REIT: real estate investment trust.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
SEC: Securities and Exchange Commission.
Securities Act: the Securities Act of 1933, as amended.
Series A Preferred Stock: the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, of which there currently are outstanding approximately 51,810 shares represented by 5,181,027 depositary shares, each representing 1/100th of a whole share of Series A Preferred Stock.
Spire: Spire, Inc., the corporate parent of Laclede Gas Company.
STL interconnect project: a pipeline interconnect constructed pursuant to a Facilities Interconnect Agreement with Spire STL Pipeline LLC ("STL Pipeline") and completed during the fourth quarter of 2020.
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
•pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic and the global response to the pandemic, including without limitation potential adverse impacts of complying with governmental COVID-19 vaccine mandates, which may adversely affect local and global economies as well as our or our customers', tenants' or borrowers' business and financial results;
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
•the possibility that the anticipated benefits from the Internalization of our former Manager, may not be realized or may take longer to realize than expected, or that unexpected costs or unexpected liabilities may arise from the Internalization;
•our ability to manage the Internalization effectively and efficiently;
•our ability to successfully implement our selective acquisition strategy;
•our ability to obtain suitable tenants for leased properties;
•our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;

Table of Contents	Glossary of Defined Terms

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $32,592,641 and $22,580,810 (Crimson VIE: $341,422,699, and $0, respectively)	$445,250,237	$106,224,598
Leased property, net of accumulated depreciation of $247,893 and $6,832,167	1,278,135	64,938,010
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,078,072	1,209,736
Cash and cash equivalents (Crimson VIE: $4,129,699 and $0, respectively)	15,091,957	99,596,907
Accounts and other receivables (Crimson VIE: $11,426,137 and $0, respectively)	14,573,047	3,675,977
Due from affiliated companies (Crimson VIE: $953,806 and $0, respectively)	953,806	—
Deferred costs, net of accumulated amortization of $250,564 and $2,130,334	891,783	1,077,883
Inventory (Crimson VIE: $3,229,161 and $0, respectively)	3,342,111	87,940
Prepaid expenses and other assets (Crimson VIE: $5,159,383 and $0, respectively)	10,550,792	2,054,804
Operating right-of-use assets (Crimson VIE: $5,950,501 and $0, respectively)	6,433,505	85,879
Deferred tax asset, net	4,060,239	4,282,576
Goodwill	16,210,020	1,718,868
Total Assets	$519,713,704	$284,953,178
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $1,427,667 and $0	$102,572,333	$—
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,548,595 and $3,041,870	115,501,404	115,008,130
Asset retirement obligation	—	8,762,579
Accounts payable and other accrued liabilities (Crimson VIE: $14,416,975 and $0, respectively)	20,901,358	4,628,847
Management fees payable	—	971,626
Income tax liability	33,027	—
Due to affiliated companies (Crimson VIE: $765,228 and $0, respectively)	765,228	—
Operating lease liability (Crimson VIE: $5,826,885 and $0, respectively)	6,281,014	56,441
Unearned revenue (Crimson VIE $315,000 and $0, respectively)	6,001,622	6,125,728
Total Liabilities	$252,055,986	$135,553,351
Commitments and Contingencies (Note 10)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 and $125,270,350 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 51,810 and 50,108 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$129,525,675	$125,270,350
Common stock, non-convertible, $0.001 par value; 14,866,799 and 13,651,521 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (100,000,000 shares authorized)	14,866	13,652
Class B Common Stock, $0.001 par value; 683,761 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (11,896,100 shares authorized)	684	—
Additional paid-in capital	341,331,070	339,742,380
Retained deficit	(324,749,301)	(315,626,555)
Total CorEnergy Equity	146,122,994	149,399,827
Non-controlling interest (Crimson)	121,534,724	—
Total Equity	267,657,718	149,399,827
Total Liabilities and Equity	$519,713,704	$284,953,178
Variable Interest Entity (VIE) (Note 15)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue
Transportation and distribution revenue	$34,286,394	$4,573,155	$83,681,876	$14,156,361
Pipeline loss allowance subsequent sales	2,124,581	—	6,115,836	—
Lease revenue	32,915	20,126	1,208,915	21,320,998
Deferred rent receivable write-off	—	—	—	(30,105,820)
Other revenue	584,992	32,099	1,359,331	88,319
Total Revenue	37,028,882	4,625,380	92,365,958	5,459,858
Expenses
Transportation and distribution expenses	16,089,414	1,438,443	41,795,421	4,035,807
Pipeline loss allowance subsequent sales cost of revenue	2,718,038	—	5,890,540	—
General and administrative	5,156,087	2,793,568	20,374,534	10,195,635
Depreciation, amortization and ARO accretion expense	3,690,856	2,169,806	10,337,639	11,479,799
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	—	5,811,779	146,537,547
Loss on termination of lease	—	—	165,644	458,297
Total Expenses	27,654,395	6,401,817	84,375,557	312,975,464
Operating Income (loss)	$9,374,487	$(1,776,437)	$7,990,401	$(307,515,606)
Other Income (expense)
Other income	$4,040	$29,654	$366,859	$449,512
Interest expense	(3,351,967)	(2,247,643)	(9,578,677)	(8,053,650)
Gain (loss) on extinguishment of debt	—	—	(861,814)	11,549,968
Total Other Income (expense)	(3,347,927)	(2,217,989)	(10,073,632)	3,945,830
Income (Loss) before income taxes	6,026,560	(3,994,426)	(2,083,231)	(303,569,776)
Taxes
Current tax expense (benefit)	(6,927)	(2,431)	41,313	(399,505)
Deferred tax expense (benefit)	113,516	(72,897)	222,339	225,628
Income tax expense (benefit), net	106,589	(75,328)	263,652	(173,877)
Net Income (loss)	5,919,971	(3,919,098)	(2,346,883)	(303,395,899)
Less: Net income attributable to non-controlling interest	3,155,685	—	6,775,863	—
Net income (loss) attributable to CorEnergy Stockholders	$2,764,286	$(3,919,098)	$(9,122,746)	$(303,395,899)
Preferred dividend requirements	2,388,130	2,309,672	7,007,474	6,880,137
Net income (loss) attributable to Common Stockholders	$376,156	$(6,228,770)	$(16,130,220)	$(310,276,036)

Earnings (loss) Per Common Share:
Basic	$0.02	$(0.46)	$(1.13)	$(22.73)
Diluted	$0.02	$(0.46)	$(1.13)	$(22.73)
Weighted Average Shares of Common Stock Outstanding:
Basic	15,426,226	13,651,521	14,252,305	13,650,449
Diluted	15,426,226	13,651,521	14,252,305	13,650,449
Dividends declared per share	$0.050	$0.050	$0.150	$0.850
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Total
	Shares	Amount	Amount
Balance at December 31, 2019	13,638,916	$13,639	$125,493,175	$360,844,497	$(9,611,872)	$476,739,439
Net loss	—	—	—	—	(162,042,368)	(162,042,368)
Series A preferred stock dividends	—	—	—	(2,313,780)	—	(2,313,780)
Preferred stock repurchases(1)	—	—	(222,825)	7,932	52,896	(161,997)
Common Stock dividends	—	—	—	(10,238,640)	—	(10,238,640)
Common Stock issued upon exchange of convertible notes	12,605	13	—	419,116	—	419,129
Balance at March 31, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$348,719,125	$(171,601,344)	$302,401,783
Net loss	—	—	—	—	(137,434,433)	(137,434,433)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	(2,309,672)
Common Stock dividends	—	—	—	(682,576)	—	(682,576)
Balance at June 30, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$345,726,877	$(309,035,777)	$161,975,102
Net loss	—	—	—	—	(3,919,098)	(3,919,098)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	(2,309,672)
Common stock dividends	—	—	—	(682,576)	—	(682,576)
Balance at September 30, 2020 (Unaudited)	13,651,521	$13,652	$125,270,350	$342,734,629	$(312,954,875)	$155,063,756
(1) In connection with the repurchase of Series A Preferred Stock during 2020, the deduction from preferred dividends of $52,896 represents the discount in the repurchase price paid compared to the carrying amount derecognized.

See accompanying Notes to Consolidated Financial Statements

Table of Contents	Glossary of Defined Terms

CONSOLIDATED STATEMENTS OF EQUITY (continued)

	Capital Stock		Class B Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2020	13,651,521	$13,652	—	$—	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	—	—	(12,299,571)	1,605,308	(10,694,263)
Series A preferred stock dividends	—	—	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	—	—	(682,576)	—	—	(682,576)
Equity attributable to non-controlling interest (Note 3)	—	—	—	—	—	—	—	115,323,036	115,323,036
Balance at March 31, 2021 (Unaudited)	13,651,521	$13,652	—	$—	$125,270,350	$336,750,132	$(327,926,126)	$116,928,344	$251,036,352
Net income	—	—	—	—	—	—	412,539	2,014,870	2,427,409
Series A preferred stock dividends	—	—	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	—	—	(682,576)	—	—	(682,576)
Reinvestment of dividends paid to common stockholders	21,805	21	—	—	—	132,774	—	—	132,795
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(604,951)	(604,951)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(406,000)	(406,000)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	1,288,726	1,288,726
Balance at June 30, 2021 (Unaudited)	13,673,326	$13,673	—	$—	$125,270,350	$333,890,658	$(327,513,587)	$119,220,989	$250,882,083
Net income	—	—	—	—	—	—	2,764,286	3,155,685	5,919,971
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(741,530)	—	—	(741,530)
Reinvestment of dividends paid to common stockholders	36,228	36	—	—	—	174,583	—	—	174,619
Common stock issued under director's compensation plan	3,399	3	—	—	—	22,497	—	—	22,500
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(841,950)	(841,950)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(204,353)	(204,353)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	204,353	204,353
Series A preferred stock issued due to internalization transaction	—	—	—	—	4,255,325	(10,213)	—	—	4,245,112
Common Stock issued due to internalization transaction	1,153,846	1,154	—	—	—	7,094,999	—	—	7,096,153
Class B Common Stock issued due to internalization transaction	—	—	683,761	684	—	3,288,206	—	—	3,288,890
Balance at September 30, 2021 (Unaudited)	14,866,799	$14,866	683,761	$684	$129,525,675	$341,331,070	$(324,749,301)	$121,534,724	$267,657,718
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Operating Activities
Net loss	$(2,346,883)	$(303,395,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax, net	222,337	225,628
Depreciation, amortization and ARO accretion	11,530,460	12,441,775
Loss on impairment of leased property	—	140,268,379
Loss on impairment and disposal of leased property	5,811,779	146,537,547
Loss on termination of lease	165,644	458,297
Deferred rent receivable write-off, noncash	—	30,105,820
(Gain) loss on extinguishment of debt	861,814	(11,549,968)
Non-cash lease expense	373,847	—
Gain on sale of equipment	(16,508)	(3,542)
Changes in assets and liabilities:
Deferred rent receivable	—	(247,718)
Accounts and other receivables	702,251	1,040,064
Financing note accrued interest receivable	(8,780)	(11,293)
Inventory	(1,572,534)	—
Prepaid expenses and other assets	(2,409,857)	(1,056,726)
Due from affiliated companies, net	(188,578)	—
Management fee payable	(971,626)	(700,194)
Accounts payable and other accrued liabilities	987,899	(2,551,374)
Income tax liability	33,027	—
Operating lease liability	(496,900)	—
Unearned revenue	(439,106)	(838,422)
Net cash provided by operating activities	$12,238,286	$10,722,374
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	(69,002,053)	—
Acquisition of Corridor InfraTrust Management, net of cash acquired	952,487	—
Purchases of property and equipment, net	(15,024,412)	(885,711)
Proceeds from sale of property and equipment	97,210	7,500
Proceeds from insurance recovery	60,153	—
Principal payment on financing note receivable	113,595	43,333
Decrease in financing note receivable	26,849	—
Net cash used in investing activities	$(82,776,171)	$(834,878)
Financing Activities
Debt financing costs	(2,735,922)	—
Repurchases of Series A preferred stock	—	(161,997)
Dividends paid on Series A preferred stock	(7,007,474)	(6,933,124)
Dividends paid on Common Stock	(1,799,268)	(11,603,792)
Common stock issued under director's compensation plan	22,500	—
Cash paid for maturity of convertible notes	—	(1,676,000)
Cash paid for repurchase of convertible notes	—	(1,316,250)
Cash paid for settlement of Pinedale Secured Credit Facility	—	(3,074,572)
Distributions to non-controlling interest	(1,446,901)	—
Advances on revolving line of credit	19,000,000	—
Payments on revolving line of credit	(16,000,000)	—
Principal payments on Crimson secured credit facility	(4,000,000)	—
Principal payments on secured credit facilities	—	(1,764,000)

Table of Contents	Glossary of Defined Terms

	For the Nine Months Ended
	September 30, 2021	September 30, 2020

Net cash used in financing activities	$(13,967,065)	$(26,529,735)
Net change in Cash and Cash Equivalents	$(84,504,950)	$(16,642,239)
Cash and Cash Equivalents at beginning of period	99,596,907	120,863,643
Cash and Cash Equivalents at end of period	$15,091,957	$104,221,404

Supplemental Disclosure of Cash Flow Information
Interest paid	$10,206,280	$9,066,335
Income taxes paid (net of refunds)	(635,730)	(466,382)

Non-Cash Investing Activities
Proceeds from sale of leased property provided directly to secured lender	$—	$18,000,000
In-kind consideration for the Grand Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	$48,873,169	$—
Crimson Credit Facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	105,000,000	—
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	116,205,762	—
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	—	313,859
Series A preferred stock issued due to internalization transaction	4,245,112	—
Common Stock issued due to internalization transaction	7,096,153	—
Class B Common Stock issued due to internalization transaction	3,288,890	—

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$235,198	$—
Common Stock issued upon exchange and conversion of convertible notes	—	419,129
Proceeds from sale of leased property used in settlement of Pinedale Secured Credit Facility	—	(18,000,000)
Crimson A-2 Units dividends payment in kind	610,353	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2021
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
The Company owns and operates or leases critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. The Company currently generates revenue from the transportation, via pipeline, of natural gas and crude oil for its customers in Missouri and California, respectively. The pipelines are located in areas where it would be difficult to replicate rights of way or transport natural gas or crude oil via non-pipeline alternatives resulting in the Company's assets providing utility-like criticality in the midstream supply chain for its customers. Prior to 2021, the Company focused primarily on entering into long-term triple-net participating leases with energy companies, and also has provided other types of capital, including loans secured by energy infrastructure assets. Over the last twelve months, the Company's asset portfolio has undergone significant changes. The Company divested all of its leased assets, including the Grand Isle Gathering System ("GIGS") and Pinedale Liquids Gathering System ("Pinedale LGS"), which are described in this Report.
Crimson Acquisition
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
Management Internalization
On February 4, 2021, the Company entered into a Contribution Agreement with Richard C. Green, Rick Kreul, Rebecca M. Sandring, Sean DeGon, Jeff Teeven, Jeffrey E. Fulmer, David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016), and Campbell Hamilton, Inc., which is an entity controlled by David J. Schulte (collectively, the "Contributors"), and Corridor InfraTrust Management, LLC ("Corridor" or the "Manager"), the Company's external manager, pursuant to which the Company agreed to acquire Corridor, its external manager (subject to stockholder approval as required by NYSE rules).
The required stockholder approval was received at the Company’s Annual Meeting on June 29, 2021, and the Internalization and all related transactions closed on July 6, 2021 for a total consideration of approximately $14.6 million in equity of the Company. Pursuant to the Contribution Agreement, the Company issued (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of Class B Common Stock, and (iii) 170,213 depositary shares representing our Series A Preferred Stock.

Following the Internalization, our senior management team continues to oversee, manage and operate the Company, and the Company is are no longer externally managed by our former Manager. As an internally managed company, the Company no longer pay the former Manager any fees or expense reimbursements arising from the Management Agreement but rather incur the former Manager's direct employee compensation and office related expenses.

The principal executive offices of our Company and the former Manager are located at 1100 Walnut, Suite 3350, Kansas City, Missouri 64106. Our telephone number is (816) 875-3705.

Table of Contents	Glossary of Defined Terms

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
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on March 4, 2021 (the "2020 CorEnergy 10-K").
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

Table of Contents	Glossary of Defined Terms

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
3. ACQUISITIONS
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

Table of Contents	Glossary of Defined Terms

In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455. This resulted in an additional 37,043 Class A-1 Units being issued to the Grier Members for their 50.50 percent ownership interest and $907,728 of additional cash being paid for the 49.50 percent ownership interest CorEnergy purchased. The newly issued units resulted in an increase in the aggregate value of non-controlling interest of $882,726 and increased the Grier Members' total Class A-1 Units to 1,650,245. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of September 30, 2021.
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

Crimson Midstream Holdings, LLC	As of February 1, 2021	Working Capital Changes	September 30, 2021
Assets Acquired
Cash and cash equivalents	$6,554,921	$—	$6,554,921
Accounts and other receivables	11,394,441	—	11,394,441
Inventory	1,681,637	—	1,681,637
Prepaid expenses and other assets	6,144,932	—	6,144,932
Property and equipment(1)	332,174,531	1,790,455	333,964,986
Operating right-of-use asset	6,268,077	—	6,268,077
Total assets acquired:	$364,218,539	$1,790,455	$366,008,994
Liabilities Assumed
Accounts payable and other accrued liabilities	$13,790,011	$—	$13,790,011
Operating lease liability	6,268,077	—	6,268,077
Unearned revenue	315,000	—	315,000
Total liabilities assumed:	$20,373,088	$—	$20,373,088
Fair Value of Net Assets Acquired:	$343,845,451	$1,790,455	$345,635,906

Non-controlling interest at fair value(2)(3)	$115,323,036	$882,726	$116,205,762
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

Table of Contents	Glossary of Defined Terms

payable and other accrued liabilities, approximate fair value due to their short term, highly liquid nature. Inventory was valued based on average crude oil inventory prices, less an applicable discount to sell, at the acquisition date.

Fair Value of Non-controlling Interest

The fair value of the non-controlling interest for each of the A-1, A-2 and A-3 Units was determined from an external valuation performed by an unrelated third party specialist. As described in Note 13 ("Stockholders' Equity"), the A-1, A-2 and A-3 Units have the right to receive any distributions that the Company's Board of Directors determines would be payable as if they held (initially) the shares of Series C Preferred Stock, Series B Preferred Stock and Class B Common Stock, respectively, with all distributions on Class A-1 Units becoming tied to the Company's Series A Preferred Stock as of June 30, 2021 and distributions on the Class A-2 Units becoming tied to the Class B Common Stock as of July 7, 2021, as further described in Note 13 ("Stockholders' Equity"). To determine the fair value of the units on February 1, 2021, the third-party valuation specialists developed a Monte Carlo model to simulate a distribution of future prices underlying the CorEnergy securities associated with the A-1, A-2 and A-3 Units. The fair value measurement is based on observable inputs related to the Company's Common Stock and Series A Preferred Stock, including stock price, historical volatility and dividend yield. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.88 percent for the A-1 Units and 11.75 percent for the A-3 Units. The valuation for the A-2 Units assumed stockholder approval would be received to exchange the A-2 Units to Class B Common Stock instead of Series B Preferred Stock. Therefore, the valuation mirrors the assumptions utilized for the A-3 Units.

During the nine months ended September 30, 2021, the Company incurred transaction costs and financing costs at closing of approximately $2.0 million and $2.8 million, respectively. The Company also incurred due diligence costs and other financing costs of $785 thousand and $235 thousand, respectively, for nine months ended September 30, 2021. Total transaction, due diligence and financing costs, including $1.5 million incurred for the year ended December 31, 2020, for the Crimson Transaction were $7.3 million. Transaction and due diligence costs are recorded in general and administrative expenses in the Consolidated Statements of Operation. Financing costs were capitalized as deferred debt issuance costs in the Consolidated Balance Sheet. For the period from February 1, 2021 (effective date of the acquisition) to September 30, 2021, revenues for Crimson were $76.1 million and net income was $13.5 million.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma revenue information for the three and nine months ended September 30, 2021 and 2020 assumes that the Crimson acquisition occurred at the beginning of 2020, and reflects the full results for the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company's accounting policies. The Company has excluded pro forma information related to net earnings (loss) as it is impracticable to provide the information as Crimson was part of a larger entity that was separated via a common control transfer at the closing of the Crimson Transaction. As a result, quarterly financial information has not been carved-out for the Crimson entities acquired in prior quarterly periods.

	Pro Forma Three Months Ended		Pro Forma Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$37,028,882	$30,820,236	$101,153,981	$73,128,143

Corridor InfraTrust Management, LLC

On July 6, 2021, the Company consummated the internalization of the Company’s management company (the “Internalization”) pursuant to the previously announced Contribution Agreement, dated as of February 4, 2021 (the Contribution Agreement”), by and among the Company and the Contributors. Pursuant to the Contribution Agreement and following approval by the Company’s stockholders, the Company, acquired Corridor, which owns the assets previously used by Corridor in its performance of the management functions previously provided to the Company. Upon closing of the Internalization, the Company became an internally managed real estate investment trust. As an internally managed company, the Company no longer pays the former Manager any fees or expense reimbursements arising from the Management Agreement but rather incur the former Manager's direct employee compensation and office related expenses.

Table of Contents	Glossary of Defined Terms

The Internalization was consummated for a purchase price of approximately $14.6 million, payable in equity. Pursuant to the Contribution Agreement, the Company issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of Class B Common Stock, and (iii) 170,213 depositary shares of Series A Preferred Stock (collectively with the Common Stock and Class B Common Stock, the "REIT Stock"). At closing, the Management Agreement and Administrative Agreement were both effectively terminated.

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

Corridor InfraTrust Management, LLC	As of July 6, 2021
Assets Acquired
Cash and cash equivalents	$952,487
Accounts and other receivables	344,633
Prepaid expenses and other assets	14,184
Property and equipment	87,101
Operating right-of-use asset	453,396
Goodwill	14,491,152
Total assets acquired:	$16,342,953
Liabilities Assumed
Accounts payable and other accrued liabilities	$1,259,402
Operating lease liability	453,396
Total liabilities assumed:	$1,712,798
Fair Value of Net Assets Acquired:	$14,630,155

Fair Value of Assets and Liabilities Acquired

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

Table of Contents	Glossary of Defined Terms

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
During the fourth quarter of 2020, MoGas entered into a new long-term firm transportation services agreement with Spire, its largest customer. Upon completion of the STL interconnect project, the agreement increased Spire’s firm capacity from 62,800 dekatherms per day to 145,600 dekatherms per day through October 2030 and replaced the previous firm transportation agreement. In accordance with ASC 606, the Company accounted for the contract modification in the fourth quarter of 2020 as a termination of the existing transportation contract and a creation of a new transportation contract with Spire that was accounted for prospectively. The remaining contract liability will decline at a rate of approximately $146 thousand per quarter through the end of the contract in October 2030. As of September 30, 2021, the revenue allocated to the remaining performance obligation under this contract is approximately $63.5 million.
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
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of September 30, 2021:

	Contract Liability(1)
	September 30, 2021	December 31, 2020
Beginning Balance January 1	$6,104,979	$6,850,790
Unrecognized Performance Obligations	315,000	347,811
Recognized Performance Obligations	(439,106)	(1,093,622)
Ending Balance	$5,980,873	$6,104,979
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $105 thousand and $363 thousand as of September 30, 2021 and December 31, 2020, respectively. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of September 30, 2021, the remaining unamortized deferred contract costs balance was approximately $877 thousand. The contract asset and deferred contract costs balances are included in prepaid expenses and other assets in the Consolidated Balance Sheets.

Table of Contents	Glossary of Defined Terms

The following is a breakout of the Company's transportation and distribution revenue for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Crude oil transportation revenue	84.6%	—%	80.7%	—%
Natural gas transportation revenue	11.4%	64.6%	13.5%	67.2%
Natural gas distribution revenue	3.5%	26.0%	4.3%	25.3%
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
The Company divested all of its leased assets including (i) GIGS on February 4, 2021 as described further below and (ii) the Pinedale LGS on June 30, 2020 in a sale to its tenant, Ultra Wyoming, LLC ("Ultra Wyoming") pursuant to the terms of the sale agreement approved by the U.S. Bankruptcy Court overseeing the bankruptcy proceedings of Ultra Wyoming and its parent company, Ultra Petroleum Corp ("UPL").
Sale and Impairment of the Grand Isle Gathering System
During 2020, the EGC Tenant's nonpayment of rent along with the significant decline in the global oil market triggered indicators of impairment for the GIGS asset. As a result, the Company recognized a $140.3 million loss on impairment of leased property related to the GIGS asset in the Consolidated Statements of Operations for the nine months ended September 30, 2020. The Company also previously recognized a deferred rent receivable for the Grand Isle Gathering Lease, which primarily represented timing differences between the straight-line revenue recognition and contractual lease receipts over the lease term. Given the EGC's Tenant's nonpayment of rent and the Company's expectations surrounding the collectability of the contractual lease payments under the lease, the Company recognized a non-cash write-off of the deferred rent receivable of $30.1 million. The non-cash write-off was recognized as a reduction of revenue in the Consolidated Statements of Operations for the nine months ended September 30, 2020.
As discussed in Note 3 ("Acquisitions"), on February 4, 2021, the Company contributed the GIGS asset as partial consideration for the acquisition of its interest in Crimson resulting in its disposal, along with the asset retirement obligation (collectively, the "GIGS Disposal Group"), which was assumed by the sellers. Upon meeting the held for sale criteria in mid-January 2021, the Company ceased recording depreciation on the GIGS asset. The GIGS asset had a carrying value of $63.5 million and the asset retirement obligation had a carrying value of $8.8 million, or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of approximately $48.9 million at the time of disposal, which was determined by a discounted cash flow model and utilized the forecast of a market participant and their expected operation of the asset. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.75 percent. The contribution of the GIGS Disposal Group resulted in a loss on impairment and disposal of leased property of $5.8 million in the Consolidated Statements of Operations in the first quarter of 2021.
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

Table of Contents	Glossary of Defined Terms

costs of $166 thousand, which is recorded as a loss on termination of lease in the Consolidated Statements of Operations for the nine months ended September 30, 2021.
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

Table of Contents	Glossary of Defined Terms

Further, the sale of the Pinedale LGS resulted in the termination of the Pinedale Lease Agreement, and the Company recognized a loss on termination of lease of approximately $458 thousand for the nine months ended September 30, 2020. These losses were partially offset by the settlement of the Amended Pinedale Term Credit Facility with Prudential (as discussed above and in Note 12 ("Debt")), which resulted in a gain on extinguishment of debt of $11.0 million for the three and nine months ended September 30, 2020.
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Operations associated with the Company's leases and leased properties:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Depreciation Expense
GIGS	$—	$1,190,911	$140,860	$4,822,410
Pinedale	—	—	—	3,695,599
United Property Systems	10,314	9,837	30,942	29,499
Total Depreciation Expense	$10,314	$1,200,748	$171,802	$8,547,508
Amortization Expense - Deferred Lease Costs
GIGS	$—	$7,641	$2,547	$22,923
Pinedale	—	—	—	30,684
Total Amortization Expense - Deferred Lease Costs	$—	$7,641	$2,547	$53,607
ARO Accretion Expense
GIGS	$—	$116,514	$40,546	$345,199
Total ARO Accretion Expense	$—	$116,514	$40,546	$345,199
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	September 30, 2021	December 31, 2020
Net Deferred Lease Costs
GIGS	$—	$168,191
Total Deferred Lease Costs, net	$—	$168,191
LESSEE - LEASED PROPERTIES
The Company and its subsidiaries currently lease land, corporate office space and single-use office space. During the nine months ended September 30, 2021, the Company acquired additional right-of-use assets and lease liabilities in connection with the Crimson Transaction, in connection with the Internalization, and the Company signed a new lease for the Denver corporate office. The Company's leases are classified as operating leases and presented as operating right-of-use asset and operating lease liability on the Consolidated Balance Sheet. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease cost:
Operating lease cost	$416,887	$8,625	$1,015,530	$32,801
Short term lease cost	25,382	—	229,166	—

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$293,195	$8,625	$1,126,483	$32,801

Table of Contents	Glossary of Defined Terms

The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases (in years)	9.7	1.8
Weighted-average discount rate - operating leases	6.95%	7.45%
The following table reflects the undiscounted cash flows for future minimum lease payments under noncancellable operating leases reconciled to the Company's lease liabilities on our Consolidated Balance Sheet as of September 30, 2021:

For the Years Ending December 31,	Operating Leases
2021	$336,244
2022	1,774,495
2023	1,179,989
2024	446,458
2025	419,068
Thereafter	4,902,398
Total	9,058,652
Less: Present Value Discount	2,777,638
Operating Lease Liabilities	$6,281,014
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
On August 10, 2021, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from November 30, 2024 to July 31, 2026 and (ii) to reduce payments to $24 thousand per month through the maturity date beginning as of August 31, 2021. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 12.0 percent. As of September 30, 2021 and December 31, 2020, the Compass REIT Loan was valued at $1.1 million, and $1.2 million, respectively.

Table of Contents	Glossary of Defined Terms

7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 2021 and December 31, 2020, are as follows:

Deferred Tax Assets and Liabilities
	September 30, 2021	December 31, 2020
Deferred Tax Assets:
Deferred contract revenue	$1,368,875	$1,474,962
Net operating loss carryforwards	6,806,350	6,438,628
Capital loss carryforward	92,418	92,418
Other	420	420
Sub-total	$8,268,063	$8,006,428
Valuation allowance	(92,418)	(92,418)
Sub-total	$8,175,645	$7,914,010
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(4,048,968)	$(3,578,283)
Other	(66,438)	(53,151)
Sub-total	$(4,115,406)	$(3,631,434)
Total net deferred tax asset	$4,060,239	$4,282,576
As of September 30, 2021, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. Tax years beginning with the year ended December 31, 2017 remain open to examination by federal and state tax authorities.
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
For the year ended December 31, 2019, the Company generated a capital loss carryforward resulting from the liquidation of Lightfoot. The capital loss decreased upon receipt of the final 2019 K-1's in the first quarter of 2020. The amount of the carryforward for tax purposes was approximately $440 thousand as of both September 30, 2021 and December 31, 2020, respectively, and if not utilized, this carryforward will expire as of December 31, 2024. Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand was recorded equal to the amount of the tax benefit of this carryforward at both September 30, 2021 and December 31, 2020, respectively. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.

Table of Contents	Glossary of Defined Terms

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the three and nine months ended September 30, 2021 and 2020 to income (loss) from operations and other income and expense for the periods presented, as follows:

Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Application of federal statutory income tax rate	$620,788	$(838,829)	$(1,908,472)	$(63,749,653)
State income taxes, net of federal tax expense	18,817	(9,494)	47,398	15,717
Federal Tax Attributable to Income of Real Estate Investment Trust	(524,193)	773,927	2,144,846	63,720,129
Other	(8,823)	(932)	(20,120)	(160,070)
Total income tax expense (benefit)	$106,589	$(75,328)	$263,652	$(173,877)
The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Current tax expense (benefit)
Federal	$(6,927)	$(2,431)	$31,470	$(414,505)
State (net of federal tax expense (benefit))	—	—	9,843	15,000
Total current tax expense (benefit)	$(6,927)	$(2,431)	$41,313	$(399,505)
Deferred tax expense (benefit)
Federal	$94,699	$(63,403)	$184,784	$224,911
State (net of federal tax expense (benefit))	18,817	(9,494)	37,555	717
Total deferred tax expense (benefit)	$113,516	$(72,897)	$222,339	$225,628
Total income tax expense (benefit), net	$106,589	$(75,328)	$263,652	$(173,877)
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	September 30, 2021	December 31, 2020
Land	$24,989,784	$686,330
Crude oil pipelines	158,673,147	—
Natural gas pipeline	104,847,405	104,869,418
Right-of-way agreements	104,466,374	22,041,047
Tanks	30,628,985	—
Station and pumping equipment	24,728,257	—
Other pipeline accessories and property	12,404,042	—
Construction work in progress	11,635,215	220,157
Vehicles, trailers and other equipment	1,840,609	719,897
Communication systems	1,809,161	—
Office equipment and computers	1,180,308	268,559
Leasehold improvements	518,354	—
Buildings	121,237	—
Gross property and equipment	$477,842,878	$128,805,408
Less: accumulated depreciation	(32,592,641)	(22,580,810)
Net property and equipment	$445,250,237	$106,224,598

Depreciation expense was $3.6 million and $10.0 million for the three and nine months ended September 30, 2021, respectively, and $845 thousand and $2.5 million for the three and nine months ended September 30, 2020, respectively.
9. MANAGEMENT AGREEMENT
On June 29, 2021, the CorEnergy stockholders approved the internalization of the manager, Corridor InfraTrust Management, LLC. The Internalization transaction was completed on July 6, 2021. Pursuant to the Contribution Agreement, the Company

Table of Contents	Glossary of Defined Terms

issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock (collectively, the "Internalization Consideration").

As a result of the Internalization transaction, the Company now (i) owns all material assets of Corridor used in the conduct of the business, and (ii) is managed by officers and employees who previously worked for Corridor, and have become employees of the Company. Both the Management Agreement and the Administrative Agreement are no longer in effect upon the closing of the Internalization Transaction. Additional information on the Internalization Transaction can be found on our Current Report in Form 8-K filed with the SEC on July 12, 2021.
Contemporaneously with the execution of the Contribution Agreement, the Company and Corridor entered into the First Amendment (the "First Amendment") to the Management Agreement dated as of May 8, 2015 (as amended, the "Management Agreement") that had the effect, beginning February 1, 2021, of (i) eliminating the management fee, (ii) providing a one-time, $1.0 million advance to Corridor to fund bonus payments to its employees in connection with the Internalization and (iii) providing payments to Corridor for actual employee compensation and office related expenses. Further, the First Amendment provided that, beginning April 1, 2021, the Company paid Corridor additional cash fees equivalent to the aggregate amount of all distributions that would accrue, if declared, on and after such date with respect to the securities to be issued as the Internalization Consideration pursuant to the Contribution Agreement (an amount, assuming payment on a cash basis equal to approximately $172 thousand per quarter). This agreement was in effect until the closing of the Internalization on July 6, 2021.
Fees incurred under the Management Agreement for the three and nine months ended September 30, 2021 were $0.0 million and $2.9 million, respectively, compared to $932 thousand and $4.1 million for the three and nine months ended September 30, 2020. For the three months ended September 30, 2021, the fees all related to reimbursement of Corridor employee compensation and office related expenses under the First Amendment. For the nine months ended September 30, 2021, the fees incurred include $1.0 million related to a transaction bonus outlined in the Contribution Agreement, $321 thousand for January 2021 management fees under the Management Agreement and $2.6 million for reimbursement of Corridor employee compensation and office related expenses under the First Amendment. The Company also reimbursed Corridor for approximately $50 thousand in legal fees incurred in connection with the Internalization and paid investment advisors $1.9 million in connection with the execution of the Contribution Agreement. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
Prior to the closing of the Internalization, the Company paid its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and nine months ended September 30, 2021 were $0 and $13 thousand, respectively, compared to $37 thousand and $166 thousand for the three and nine months ended September 30, 2020. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.

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

Table of Contents	Glossary of Defined Terms

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
Crimson Legal Proceedings
On October 30, 2014, the owner of a property on which Crimson built a valve access vault filed an action against Crimson, claiming that Crimson's pre-existing pipeline easement did not authorize the construction of the vault. Crimson responded by filing a condemnation action on October 26, 2015 to acquire new easements for the vault and related pipeline, and the cases were consolidated into one action, Crimson California Pipeline L.P. v. Noarus Properties, Inc.; and Does 1 through 99, Case No. BC598951, in the Los Angeles Superior Court-Central District. The property owner has claimed damages/compensation in the approximate amount of $11.7 million. The judge currently presiding over this case has rescheduled a jury trial to determine the amount of damages, if any, for May 9, 2022, pending the determination of procedural issues in the case on which the judge has requested further briefing. Crimson is vigorously defending itself against the claims asserted by the property owner in this matter and, while the outcome cannot be predicted, management believes the ultimate resolution of this matter will not have a material adverse impact on the Company’s results of operations, financial position or cash flows.
In June 2016, Crimson discovered a leak on its Ventura pipeline located in Ventura County, California, at which time Crimson began remediation of the observed release and concurrently took the pipeline out of service. The pipeline was properly repaired and returned to service in June 2016. The remediation efforts are complete, the affected area has been restored, and Crimson has implemented a monitoring program for the area. In November 2018, Crimson was notified by the California State Water Resources Board of a Forthcoming Assessment of Administrative Civil Liability concerning alleged violations of the California Water Code related to this incident. Through pre-enforcement settlement discussion, Crimson and the California State Water Board reached a settlement requiring Crimson to pay a penalty which, in connection with final approval from the State of California, was set at $330 thousand, (including incidental charges) and was paid during the three months ended September 30, 2021. Pursuant to that settlement, annually Crimson also must perform certain ongoing monitoring obligations related to the condition of the affected barranca. Additionally, in July 2020 Crimson entered into a Stipulation of Final Judgment related to the same incident with the Ventura County, California Department of Fish and Wildlife, Office of Oil Spill Response, pursuant to which Crimson agreed to pay penalties of $900 thousand plus reimbursement of certain investigative costs. Half of this settlement was paid during 2020 prior to the Crimson Transaction, and the remainder was paid during the three months ended September 30, 2021.
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

Table of Contents	Glossary of Defined Terms

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
California Bonds Indemnification
On March 31, 2021, the Company executed a General Agreement of Indemnity for the benefit of Federal Insurance Company, Westchester Fire Insurance Company and each of their respective direct and indirect subsidiaries, parent companies and affiliates related to the surety bonds at Crimson. On April 26, 2021, the Company executed a General Agreement of Indemnity for the benefit of Argonaut Insurance Company, itself, its subsidiaries, affiliates, parents, co-sureties, fronting companies and/or reinsurers and their successors and assigns, whether now in existence or formed hereafter, individually and collectively, as "Surety" related to the surety bonds of Crimson. On May 17, 2021, the Company executed a General Agreement of Indemnity for the benefit of Arch Insurance Company, itself, its subsidiaries, affiliates, parents, co-sureties, fronting companies, reinsurers and their successors and assigns, whether now in existence or hereafter formed, individually and collectively, as "Surety" related to the surety bonds of Crimson. The Company, jointly and severally, agrees to pay the Surety the agreed premium for the bonds and upon written request of the Surety at any time, collateral security for its suretyship until such time evidence is provided of the termination of any past, present and future liability under any bonds. The Indemnity Agreement may be terminated by the Company upon thirty days written notice. The total annual premium paid for the bonds currently outstanding is approximately $173 thousand.
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

Table of Contents	Glossary of Defined Terms

Carrying and Fair Value Amounts
	Level within fair value hierarchy	September 30, 2021		December 31, 2020
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$15,091,957	$15,091,957	$99,596,907	$99,596,907
Financing notes receivable (Note 6)	Level 3	1,078,072	1,078,072	1,209,736	1,209,736
Inventory	Level 1	3,342,111	3,342,111	87,940	87,940
Financial Liabilities:
Crimson secured credit facility - Term Loan	Level 2	$74,572,333	$74,572,333	$—	$—
Crimson secured credit facility - Revolver(2)	Level 2	27,108,218	27,108,218	—	—
5.875% Unsecured Convertible Senior Notes	Level 2	115,501,404	110,167,802	115,008,130	84,409,292
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
(2) The carrying value of the Crimson Revolver is presented net of unamortized debt issuance costs classified as an asset in deferred costs.
12. DEBT
The following is a summary of the Company's debt facilities and balances as of September 30, 2021 and December 31, 2020:

	Total Commitment or Original Principal	Quarterly Principal Payments		September 30, 2021		December 31, 2020
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Secured Credit Facility:
Crimson Revolver	$50,000,000	$—	2/4/2024	$28,000,000	4.08%	$—	—%
Crimson Term Loan	80,000,000	2,000,000	2/4/2024	76,000,000	4.08%	—	—%
Crimson Uncommitted Incremental Credit Facility	25,000,000	—	2/4/2024	—	—%	—	—%
CorEnergy Secured Credit Facility (1):
CorEnergy Revolver	160,000,000	—	7/28/2022	—	—%	—	2.89%
MoGas Revolver	1,000,000	—	7/28/2022	—	—%	—	2.89%
Omega Line of Credit (2)	1,500,000	—	4/30/2021	—	—%	—	4.14%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$222,050,000		$118,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Senior Notes				$322,678		$385,131
Unamortized discount on 5.875% Convertible Senior Notes				2,225,918		2,656,739
Unamortized deferred financing costs on Crimson Secured Credit Facility (3)				1,427,667		—
Total Debt, net of deferred financing costs				$218,073,737		$115,008,130
Debt due within one year				$8,000,000		$—
(1) The CorEnergy Secured Credit Facility was terminated on February 4, 2021 in connection with the Crimson Transaction described in Note 3 ("Acquisitions").
(2) The Omega Line of Credit was terminated on February 4, 2021 in connection with the Crimson Transaction described in Note 3 ("Acquisitions").
(3) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.

Table of Contents	Glossary of Defined Terms

Crimson Credit Facility
On February 4, 2021, in connection with the Crimson Transaction, Crimson Midstream Operating and Corridor MoGas, (collectively, the "Borrowers"), together with Crimson, MoGas Debt Holdco LLC, MoGas, CorEnergy Pipeline Company, LLC, United Property Systems, Crimson Pipeline, LLC and Cardinal Pipeline, L.P. (collectively, the "Guarantors") entered into the Crimson Credit Facility with the lenders from time to time party thereto and Wells Fargo Bank, as administrative agent for other participating lenders. The Crimson Credit Facility provides borrowing capacity of up to $155.0 million, consisting of: a $50.0 million revolving credit facility ("Crimson Revolver"), an $80.0 million term loan ("Crimson Term Loan") and an uncommitted incremental credit facility of $25.0 million. Upon closing of the Crimson Transaction described in Note 3 ("Acquisitions"), the Borrowers drew the $80.0 million Crimson Term Loan and $25.0 million on the Crimson Revolver. Subsequent to the initial closing, on March 25, 2021, Crimson contributed all of its equity interests in Crimson Midstream Services, LLC and Crimson Midstream I Corporation to Crimson Midstream Operating, and, effective as of May 4, 2021, such subsidiaries have become additional Guarantors pursuant to the Amended and Restated Guaranty Agreement and parties to the Amended and Restated Security Agreement and (in the case of Crimson Midstream I Corporation) the Amended and Restated Pledge Agreement.
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
Outstanding balances under the facility are guaranteed by the Guarantors pursuant to the Amended and Restated Guaranty Agreement and secured by all assets of the Borrowers and Guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customary excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. Under the terms of the Crimson Credit Facility, the Borrowers and their restricted subsidiaries will be subject to certain financial covenants commencing with the fiscal quarter ended June 30, 2021 as follows (i): the total leverage ratio shall not be greater than: (a) 3.00 to 1.00 commencing with the fiscal quarter ended June 30, 2021 through and including the fiscal quarter ending December 31, 2021; (b) 2.75 to 1.00 commencing with the fiscal quarter ending March 31, 2022 through and including the fiscal quarter ending December 31, 2022; and (c) 2.50 to 1.00 commencing with the fiscal quarter ending March 31, 2023 and for each fiscal quarter thereafter and (ii) the debt service coverage ratio, shall not be less than 2.00 to 1.00.
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

Table of Contents	Glossary of Defined Terms

Contractual Payments

The remaining contractual principal payments as of September 30, 2021 under the Crimson Credit Facility are as follows:

Year	Crimson Term Loan	Crimson Revolver	Total
2021	$2,000,000	$—	$2,000,000
2022	8,000,000	—	8,000,000
2023	8,000,000	—	8,000,000
2024	58,000,000	28,000,000	86,000,000
2025	—	—	—
Thereafter	—	—	—
Total Remaining Contractual Payments	$76,000,000	$28,000,000	$104,000,000

Subsequent to September 30, 2021, Crimson Midstream Operating and Corridor MoGas, Inc. borrowed an additional $3.0 million under the Crimson Revolver on October 14, 2021, then on October 22, 2021 made a prepayment of the $3.0 million Base Rate Advance on the Crimson Revolver so there is no change in outstanding borrowings under the Crimson Revolver.
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
On February 4, 2021, in connection with the acquisition of Crimson, the Company terminated the CorEnergy Credit Facility. On the date of termination, there was no indebtedness outstanding under this facility, and the loan documents providing for the facility, and the security interests securing it, were terminated and released. The termination of the CorEnergy Credit Facility resulted in the write-off of the remaining deferred financing costs of $862 thousand, which is recorded as a loss on extinguishment of debt in the Consolidated Statement of Operations for the nine months ended September 30, 2021.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three and nine months ended September 30, 2021 and 2020 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Crimson Credit Facility	$247,635	$—	$651,669	$—
CorEnergy Credit Facility	—	143,636	$47,879	$430,906
Amended Pinedale Term Credit Facility	—	—	—	26,410
Total Deferred Debt Cost Amortization Expense (1)(2)	$247,635	$143,636	$699,548	$457,316
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
On April 29, 2020, the Company repurchased approximately $2.0 million face amount of its 5.875% Convertible Notes. As of September 30, 2021, the Company has $118.1 million aggregate principal amount of 5.875% Convertible Notes outstanding.
Convertible Note Interest Expense
The following is a summary of the impact of convertible notes on interest expense for the three and nine months ended September 30, 2021 and 2020:

Convertible Note Interest Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
7.00% Convertible Notes:
Interest Expense	$—	$—	$—	$55,331
Discount Amortization	—	—	—	6,681
Deferred Debt Issuance Amortization	—	—	—	1,141
Total 7.00% Convertible Notes	$—	$—	$—	$63,153

5.875% Convertible Notes:
Interest Expense	$1,733,859	$1,733,859	$5,201,577	$5,239,129
Discount Amortization	143,607	143,607	430,821	433,932
Deferred Debt Issuance Amortization	20,818	20,818	62,454	62,905
Total 5.875% Convertible Notes	$1,898,284	$1,898,284	$5,694,852	$5,735,966
Total Convertible Note Interest Expense	$1,898,284	$1,898,284	$5,694,852	$5,799,119
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for each of the three and nine months ended September 30, 2021 and 2020, respectively.
13. STOCKHOLDERS' EQUITY
PREFERRED STOCK
As of September 30, 2021, the Company has a total of 5,181,027 depositary shares outstanding, or approximately 51,810 whole shares of its 7.375% Series A Preferred Stock. See Note 17 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of September 30, 2021, the Company had 14,866,799 of common shares issued and outstanding. See Note 17 ("Subsequent Events") for further information regarding the declaration of a dividend on the Common Stock.
CLASS B COMMON STOCK
On June 29, 2021, the stockholders approved (i) the issuance of Class B Common Stock upon conversion of the Series B Preferred Stock issuable pursuant to the terms of the Crimson Transaction, which effectively will make the Crimson Class A-2 Units exchangeable directly for Class B Common Stock following receipt of CPUC approval, and (ii) the issuance of Class B

Table of Contents	Glossary of Defined Terms

Common Stock pursuant to the terms of the Internalization. On July 6, 2021, the Company issued 683,761 Class B common shares to the contributors of Corridor InfraTrust Management, LLC as partial consideration for the Internalization transaction.
NON-CONTROLLING INTEREST
As disclosed in Note 3 ("Acquisitions") as part of the Crimson Transaction, the Company and the Grier Members entered into the Third LLC Agreement of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members and the Company's interests in Crimson are summarized in the table below:

	Grier Members
		Adjustments
	As of February 1, 2021	Final Working Capital	Paid in Kind Distribution	As of September 30, 2021	CorEnergy
	(in units, except as noted)
Economic ownership interests in Crimson Midstream Holdings, LLC
Class A-1 Units	1,613,202	37,043	—	1,650,245	—
Class A-2 Units	2,436,000	—	24,414	2,460,414	—
Class A-3 Units	2,450,142	—	—	2,450,142	—

Class B-1 Units	—	—	—	—	10,000

Voting ownership interests in Crimson Midstream Holdings, LLC
Class C-1 Units	505,000	—	—	505,000	495,000
Voting Interests of C-1 Units (%)	50.50%	—	—	50.62%	49.38%
In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455 (as further described above in Note 3 ("Acquisition"). This resulted in 37,043 Class A-1 Units being issued to the Grier Members for their 50.50% ownership interest. The newly issued units resulted in an increase in non-controlling interest of $882,726. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of September 30, 2021.
After working capital adjustments, the fair value of the Grier Members' noncontrolling interest, which is represented by the A-1, A-2 and A-3 Units listed above, was $116.2 million. As described further below, the A-1, A-2 and A-3 Units may eventually be exchanged for shares of the Company's common and preferred stock subject to the approval of the CPUC ("CPUC Approval"), which is expected to occur in the first quarter of 2022. The A-1, A-2 and A-3 Units held by the Grier Members and the B-1 Units held by the Company represent economic interests in Crimson while the Class C-1 Units represent voting interests.
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

•Class A-2 units will become exchangeable for up to 2,460,414 shares of a newly created 4.00% Series B Redeemable Convertible Preferred Stock of the Company ("Series B Preferred"), which, following the favorable vote of the Company's stockholders at the 2021 Annual Meeting to comply with New York Stock Exchange (“NYSE”) rules,

Table of Contents	Glossary of Defined Terms

from and after July 7, 2021 will be automatically converted into up to 8,762,158 additional shares of a new non-listed Class B Common Stock of the Company, and

•Class A-3 Units will become exchangeable for up to 2,450,142 shares of the newly created Class B Common Stock.
Class B Common Stock will eventually be converted into the Common Stock of the Company ("Common Stock") on the occurrence of the earlier of the following: (i) the occurrence of the third anniversary of the closing date of the Crimson Transaction or (ii) the satisfaction of certain conditions related to an increase in the relative dividend rate of the Common Stock.
Prior to exchange of the Crimson Class A-1, A-2 and A-3 Units into corresponding CORR securities (and after giving effect to the changes to the CORR securities into which the Class A-1 and A-2 Units may be exchanged, as described above), the Grier Members only have the right to receive distributions to the extent that the Company's Board of Directors determines dividends would be payable if they held the shares of Series A Preferred (for the Class A-1 Units), Series B Preferred (for the Class A-2 Units prior to July 7, 2021), and Class B Common Stock (for the Class A-2 Units (on and after July 7, 2021) and Class A-3 Units), respectively, regardless of whether the securities are outstanding. If the respective shares of Series A Preferred, Series B Preferred and Class B Common Stock are not outstanding, the Company's Board of Directors must consider that they would be outstanding when declaring dividends on the Common Stock. Following CPUC Approval, the terms of the Fourth LLC Agreement provide that such rights will continue until the Grier Members elect to exchange the A-1, A-2 and A-3 Units for the related securities of the Company. In addition, after CPUC Approval, certain Crimson Units held by the Grier Members are expected to be transferred to other individuals currently managing Crimson (the "Management Members"). The following table summarizes the distributions payable under the A-1, A-2 and A-3 Units as if the Grier Members held the respective underlying Company securities. The A-1, A-2 and A-3 Units are entitled to the distribution regardless of whether the corresponding Company security is outstanding.

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

(3) (A) For the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 30, 2022, the Common Stock Base Dividend Per Share shall equal $0.05 per share per quarter; (B) for the fiscal quarters of the Company ending
June 30, 2022, September 30, 2022, December 31, 2022 and March 30, 2023, the Common Stock Base Dividend Per Share shall equal $0.055 per share per quarter; and (C) for the fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter. The Class B Common Stock dividend is subordinated based on a distribution formula described in footnote (4) below.

(4) For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 30, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) difference of (A) CAFD of the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25.

For the three months ended June 30, 2021, distributions were paid to the Grier Members for the Class A-1 Units ($604,951), Class A-2 Units (based on distributions that would have been payable on Series B Preferred, but authorized by the Board of Directors to be paid as 16,240 additional Class A-2 units paid-in-kind), as distributions for the Series C Preferred and the Series B Preferred began accruing April 1, 2021. No distributions were paid to the Class A-3 Units as no distributions were declared on the Class B Common Stock.
For the three months ended September 30, 2021, distributions were paid to the Grier Members for the Class A-1 Units ($841,950) and Class A-2 Units (8,174 units paid-in-kind, for distributions that would have accrued on underlying Series B Preferred shares through the date Class A-2 Units became exchangeable directly into Class B Common Stock following stockholder approval). No distributions were paid to the Class A-3 Units as no distributions were declared on the Class B Common Stock. See Note 17 ("Subsequent Events") for further information regarding the declaration of distributions related to the Class A-1 and A-2 Units.

Table of Contents	Glossary of Defined Terms

SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of Common Stock for issuance under its dividend reinvestment plan ("DRIP"). As of September 30, 2021, the Company has issued 80,036 shares of Common Stock under its DRIP pursuant to the shelf, resulting in remaining availability of approximately 919,964 shares of Common Stock.
On November 9, 2018, the Company had a shelf registration statement (the "Current Shelf Registration Statement") declared effective by the SEC replacing the Company's previously filed shelf registration statement, pursuant to which it may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As previously disclosed in the Company's Annual Report on From 10-K filed on March 4, 2021, the Company did not expect to be able to use this shelf registration statement or the shelf registration statement filed for its DRIP, at least until it was able to file certain financial statement information as required by SEC Regulation S-X. On April 29, 2021, the Company announced that its Board of Directors has authorized the reinstatement of the operation of the Company's DRIP. The Board of Directors made this determination in light of the fact that the staff of the SEC has advised the Company that it can resume the use of its previously filed and effective shelf registration statements. On November 3, 2021, the Company filed a new shelf registration statement, which will replace the Current Shelf Registration Statement once it is declared effective by the SEC, pursuant to which the Company also would be able to publicly offer additional debt or equity securities with an aggregate offering price of up to $600 million.
On September 16, 2021, the Company had a resale shelf registration statement declared effective by the SEC, pursuant to which it registered the following securities that were issued in connection with the Internalization for resale by the Contributors: 1,837,607 shares of Common Stock (including both (i) 1,153,846 shares of Common Stock issued at the closing of the Internalization and (ii) up to 683,761 additional shares of Common Stock which may be acquired by the Contributors upon the conversion of outstanding shares of our unlisted Class B Common Stock issued at the closing of the Internalization) and 170,213 depositary shares each representing 1/100th fractional interest of a share of 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share issued at the closing of the Internalization.
14. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share data is computed based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the periods. Diluted earnings (loss) per share data is computed based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding, including all potentially issuable shares of Common Stock. Diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Notes and the 5.875% Convertible Notes, as applicable, because such impact is antidilutive. The 7.00% Convertible Notes matured on June 15, 2020.
Under the if converted method, the 5.875% Convertible Notes would result in an additional 2,361,000, common shares outstanding for the three and nine months ended September 30, 2021, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss) attributable to CorEnergy Stockholders	$2,764,286	$(3,919,098)	$(9,122,746)	$(303,395,899)
Less: preferred dividend requirements	2,388,130	2,309,672	7,007,474	6,880,137
Net income (loss) attributable to Common Stockholders	$376,156	$(6,228,770)	$(16,130,220)	$(310,276,036)
Weighted average shares - basic	15,426,226	13,651,521	14,252,305	13,650,449
Basic loss per share	$0.02	$(0.46)	$(1.13)	$(22.73)

Net income (loss) attributable to Common Stockholders (from above)	$376,156	$(6,228,770)	$(16,130,220)	$(310,276,036)
Income (loss) attributable for dilutive securities	$376,156	$(6,228,770)	$(16,130,220)	$(310,276,036)
Weighted average shares - diluted	15,426,226	13,651,521	14,252,305	13,650,449
Diluted loss per share	$0.02	$(0.46)	$(1.13)	$(22.73)

Table of Contents	Glossary of Defined Terms

15. VARIABLE INTEREST ENTITY

Crimson Midstream Holdings
As of February 1, 2021, CorEnergy holds a 49.50 percent interest in Crimson and the Grier Members hold the remaining 50.50 percent interest. Crimson is a VIE as the legal entity is structured with non-substantive voting rights resulting from (i) the disproportionality between the voting interests of its members and certain economics of the distribution waterfall in the Third LLC Agreement and (ii) the de facto agent relationship between CorEnergy and Grier, who was appointed to CorEnergy's Board of Directors upon closing of the Crimson Transaction. As a result of this related party relationship, substantially all of Crimson's activities either involve or are conducted on behalf of CorEnergy that has disproportionately few voting rights, including Grier as a de facto agent. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of September 30, 2021.
Crimson is managed by the Crimson Board, which is made up of four managers of which the Company and the Grier Members are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities which are managed by an approved budget that requires super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related party group have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related party group most closely associated with the VIE. In performing this assessment, the Company considered (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) the activities of the Company are substantially similar in nature to the activities of Crimson as the Company owns existing transportation and distribution assets at MoGas and Omega; (iii) Crimson's assets represent a substantial portion of the Company's total assets; and (iv) the Grier Members' interest in Crimson in Class A-1, Class A-2 and Class A-3 Units will earn distributions if the CorEnergy Board of Directors declares a common or preferred dividend for Series C Preferred, Series B Preferred and Class B Common Stock; among other factors. Therefore, CorEnergy is the primary beneficiary and consolidates the Crimson VIE and the Grier Members' equity ownership interest 50.62 percent (after the working capital adjustment and paid-in-kind dividends) is reflected as a non-controlling interest in the consolidated financial statements.
The Company noted that Crimson's assets cannot be used to settle CorEnergy's liabilities with the exception of quarterly distributions, if declared by the Crimson Board. The quarterly distributions are used to fund current obligations, projected working capital requirements, debt service payments and dividend payments. As discussed in Note 12 ("Debt"), cash distributions to the Company from the borrowers under the Crimson Credit Facility are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Further, the Crimson Credit Facility is secured by assets at both Crimson Midstream Operating and Corridor MoGas, Inc. For the three and nine months ended September 30, 2021, the Company received $807 thousand and $7.5 million, respectively, in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility.
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

16. RELATED PARTY TRANSACTIONS

Transition Services Agreements

Table of Contents	Glossary of Defined Terms

The subsidiaries of Crescent Midstream Holdings, LLC ("Crescent Midstream Holdings") were formerly a part of Crimson prior to the Crimson Transaction. Prior to Crescent Midstream Holdings' spin-off from Crimson, Crimson, or certain of its subsidiaries, provided various business services for Crescent Midstream Holdings and its subsidiaries. Effective February 4, 2021, Crimson, certain of Crimson's subsidiaries or a combination thereof, entered into several transition services agreements (collectively, the "Transition Services Agreements" or "TSAs") with Crescent Midstream Holdings to facilitate its transition to operating independently. Each of the TSAs are described in more detail below. Also effective February 4, 2021, Crimson and certain of its subsidiaries entered into an Assignment and Assumption Agreement to assign all of the TSAs to Crimson's direct, wholly-owned TRS, Crimson Midstream I Corporation ("Crimson Midstream I"). Crimson and/or certain of its subsidiaries expect to be reimbursed at a fixed fee of approximately $156 thousand per month for services provided under the TSAs, for which the billed amount is allocated 50.0 percent to Crescent Midstream, LLC ("Crescent Midstream"), a wholly-owned subsidiary of Crescent Midstream Holdings, and 50.0 percent to Crescent Louisiana Midstream, LLC ("CLM"), a 70.0 percent owned subsidiary of Crescent Midstream. The amounts billed to Crescent Midstream will reduce a prepaid TSA liability on the Company's books until such time as the TSA liability is reduced to zero. As of September 30, 2021, the prepaid TSA liability related to Crescent Midstream was $765 thousand and recorded in due to affiliated companies in the Consolidated Balance Sheets. For the three and nine months ended September 30, 2021, Crimson billed both Crescent Midstream and CLM $467 thousand and $1.2 million for services provided under the TSAs.
As previously disclosed, John D. Grier, a director and Chief Operating Officer of the Company, together with the Grier Members, own an aggregate 50.62 percent equity interest in Crimson, which the Company has a right to acquire in the future, pursuant to the terms of the MIPA, following receipt of CPUC approval for a change of control of Crimson's CPUC regulated assets. The Grier Members also retain an aggregate 50.62 percent equity interest in Crescent Midstream Holdings, which they held prior to the Crimson Transaction.
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
Similarly, Crimson and Crescent Midstream Holdings entered into a transition services agreement (the "Employee TSA") whereby an indirect, wholly-owned subsidiary of Crimson shall continue to provide payroll, employee benefits and other related employment services to Crescent Midstream Holdings and its subsidiaries. Under the Employee TSA, Crimson's indirect, wholly-owned subsidiary shall make available and assign to Crescent Midstream Holdings and its subsidiaries certain employees to provide services primarily to Crescent Midstream Holdings and its subsidiaries. While the Employee TSA is in effect, Crescent Midstream Holdings shall be responsible for the daily supervision of and assignment of work to the employees providing services to Crescent Midstream Holdings and its subsidiaries. The Employee TSA will conclude on February 3, 2022 if not previously terminated in writing by Crescent Midstream Holdings. Additionally, Crimson's indirect, wholly-owned subsidiary entered into an Employee Sharing Agreement with Crimson Midstream I to make available all employees performing services under the Employee TSA to Crimson Midstream I. The Employee Sharing Agreement was effective beginning February 1, 2021. The Employee Sharing Agreement together with the Assignment and Assumption Agreement described above, effectively binds Crimson Midstream I to the terms of the Employee TSA in the same manner as Crimson's indirect, wholly-owned subsidiary. For the three and eight months ended September 30, 2021, Crimson billed employee-related costs and benefits to Crescent Midstream and CLM totaling $1.9 million, and $5.1 million, respectively.
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

Table of Contents	Glossary of Defined Terms

the Insurance TSA Party which was directly responsible for any incident that results in any loss of coverage under any of the certain shared insurance policies may be primarily financially responsible for such self-insurance and/or covering any increase in costs of the certain insurance policy that occurred as a result of such incident. The Insurance Coverage TSA expired on May 31, 2021, and simultaneously, the Company, Crimson, and certain other subsidiaries of the Company obtained alternative insurance coverage effective through May 31, 2022. As of September 30, 2021, there is no relationship between the insurance coverage of the Company and its subsidiaries and Crescent Midstream Operating and its subsidiaries.
Total transition services reimbursements for the TSAs discussed above are presented on a net basis in the Consolidated Statements of Operations within transportation and distribution expense and general and administrative expense.
Other Related Party Transactions
As of September 30, 2021, certain entities affiliated with the Grier Members (Crescent Midstream, CLM, Crimson Renewable Energy, L.P. and Delta Trading, L.P.) owe Crimson and certain subsidiaries $954 thousand, which is reflected in due from affiliated companies in the Consolidated Balance Sheets. Grier directly or indirectly owns a 35.35 percent interest in CLM and owns 100.0 percent of both Crimson Renewable Energy, L.P. and Delta Trading, L.P. These balances primarily represent receivables related to payroll, employee benefits and other related employment services that are provided by certain subsidiaries of Crimson. As of September 30, 2021, Crimson and certain subsidiaries owe Crescent Midstream $765 thousand, which is reflected in due to affiliated companies in the Consolidated Balance Sheet. This balance represents amounts owed to Crescent Midstream as part of the common control transfer completed prior to the Crimson Transaction, partially offset by receivables related to payroll, employee benefits and other related employment services.
The Company incurred $416 thousand of asset acquisition expenses from Crescent Midstream for costs related to accounting and consulting services for the Crimson Transaction that it agreed to reimburse subsequent to the transaction closing, which reimbursement was paid during the three months ended June 30, 2021.
17. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements.
Common Stock Dividend Declaration
On October 27, 2021, the Company's Board of Directors declared a third quarter 2021 dividend of $0.05 per share for CorEnergy Common Stock, payable in cash or via the Company's DRIP. The dividend is payable on November 30, 2021 to stockholders of record on November 16, 2021.
Preferred Stock Dividend Declaration
On October 27, 2021, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock, payable in cash. The preferred stock dividend is payable on November 30, 2021 to stockholders of record on November 16, 2021.
Class A-1 Units Distribution
On October 27, 2021, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will entitle the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
Class A-2 Units Distribution

On October 27, 2021, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will result in no distribution to the holders of Crimson's Class A-2 Units.

Class A-3 Units Distribution

On October 27, 2021, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will result in no distribution to the holders of Crimson's Class A-3 Units.

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
For a description of our assets, see Part I, Item 2 of our 2020 Form 10-K Annual Report.
Current Year 2021 Developments:
•Effective February 1, 2021, we acquired a 49.50 percent interest in Crimson, with the right to acquire the remaining 50.50 percent interest, in exchange for a combination of cash on hand of $74.6 million (after giving effect to initial working capital adjustments), commitments to issue new common and preferred equity with a fair value of $115.3 million (also after giving effect to the initial working capital adjustments), contribution of the GIGS to the sellers with a fair value of $48.9 million and $105.0 million in new term loan and revolver borrowings (the "Crimson Credit Facility"), all as detailed further below (the "Crimson Transaction"). The preliminary fair value of the aggregate consideration is $343.8 million, subject to certain post-closing purchase price adjustments, including a non-controlling interest of $115.3 million.
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
•In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455. This resulted in 37,043 Class A-1 Units being issued to Grier Members for their 50.50 percent ownership interest and $907,728 of cash paid for the 49.50 percent ownership interest CorEnergy purchased. The newly issued units resulted in an increase in non-controlling interest of $882,726. After the working capital adjustment and paid-in-kind dividends, the Grier Members equity ownership interest is 50.62 percent as of September 30, 2021.
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
Crimson Pipeline
Crimson Pipeline is an approximately 2,000-mile crude oil transportation pipeline system, which includes nearly 1,300 active miles, with associated storage facilities located in southern California and the San Joaquin Valley. The pipeline network provides a critical link between California crude oil production and California refineries. Revenue is primarily generated based on a fixed-fee tariff paid on each barrel of crude oil transported on our pipeline system. Our tariffs are regulated by the CPUC under a cost-of-service methodology. While the majority of our Crimson pipeline volumes are not contractually obligated to be transported on our pipelines, our pipelines have provided transportation services to the same refineries for decades. Our pipeline system provides a safe, reliable, environmentally sustainable and economical method of transporting crude oil from the California crude oil producers to the California refineries. Furthermore, we are generally the only pipeline providing a connection between the producers and our customers, which are the refineries we serve.
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
Operations and Maintenance Expenses
Our pipelines have similar fixed and variable operating, maintenance, and regulatory requirements. Our major operations and maintenance expenses consist of:
•    labor expenses;
•    repairs and maintenance expenses;
•    insurance costs (including liability and property coverage); and
•    utility costs (including electricity and natural gas).
The majority of our costs remain stable across broad ranges of throughput volumes, but can vary depending upon the level of both planned and unplanned maintenance activity in particular reporting periods. Utility cost is the primary expense which fluctuates based on throughput volumes.
MoGas STL Interconnect
MoGas continues to monitor the regulatory activities relative to the Spire STL Pipeline. On June 22, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an order vacating the Spire STL Pipeline’s certificate, stating the problem with the 2018 certificate was that FERC found a market need for the pipeline despite only one shipper, an affiliate of Spire STL Pipeline, committing to use it; and remanding the proceeding back to the FERC. On September 14, 2021, FERC issued a temporary certificate authorizing the continued operation of Spire STL Pipeline for 90 days, a first step in keeping the STL

Table of Contents	Glossary of Defined Terms

Pipeline in service ahead of this winter. There have been filings with FERC from several impacted parties expressing concern of the adverse effect to the area should the court’s order to vacate the certificate remain. While there is no impairment at this time, if the STL Pipeline is taken out of service, CorEnergy's financial condition and results of operations may be adversely impacted by impairment of our interconnect assets, currently carried at approximately $3.5 million.
FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
The comparability of our current financial results, in relation to prior periods, are affected by the recent transactions described below. As a result, the usefulness of the year over year comparisons between the quarter and year-to-date periods ended September 30, 2021 and the quarter and year-to-date periods ended September 30, 2020 are limited. The financial results should be read in connection with the financial information in Form 8-K filed February 10, 2021, Form 8-K/A filed April 22, 2021, and Form 8-K/A filed September 3, 2021.
Disposal of Grand Isle Gathering System
Effective February 1, 2021, the Grand Isle Gathering System was provided as partial consideration for the purchase of the 49.50 percent interest in Crimson.
Sale of Pinedale LGS
On June 30, 2020, the Pinedale LGS was sold to Ultra Wyoming, the former tenant under the Pinedale Lease Agreement and a wholly-owned subsidiary of Ultra Petroleum Corp, and consequently is not included in our current results.
Crimson Transaction
Effective February 1, 2021, the Company acquired a 49.50 percent interest in Crimson as described elsewhere in this Report.
California Market Update
On October 4, 2021, a pipeline ruptured off the coast of California which caused the oil spill offshore near Huntington Beach, California. The pipeline is not owned by the CorEnergy. The Company does not own or operate any offshore platforms or pipelines.
The Company has historically received barrels transported by the affected pipeline, at an average of approximately 4,600 bpd over the past four months, equating to average monthly revenue of approximately $98 thousand during that time (including the associated pipeline loss allowance). Currently, this production has been shut in and the timing of its return is uncertain. Regardless of the outcome, we do not expect this event to affect our common dividend outlook, which is subject to board approval.
On October 6, 2021, the Kern County Superior Court ordered Kern county to stop issuing new oil and gas drilling permits pending review of a new environmental impact report process.
On October 29, 2021, Phillips 66 confirmed plans to convert its 140,000 barrel per day San Francisco refinery in Rodeo, California to renewable diesel in early 2024. As a result, the refinery will no longer process crude oil. Currently, the refinery sources a significant portion of their crude oil, via a dedicated Phillips 66 pipeline, from the San Joaquin valley which is the same source of volumes for the Company's pipelines. After closure of the refinery, the crude oil being consumed from the San Joaquin valley, by Phillips 66, will need to be transported to another refinery since the Phillips 66 pipeline is only connected to their refinery.
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

BASIS OF PRESENTATION
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of September 30, 2021, and its direct and indirect wholly-owned subsidiaries. Effective February 1, 2021, CorEnergy's subsidiaries include a 49.50 percent interest in Crimson with John D. Grier and certain affiliated trusts of Grier (collectively with Grier, the "Grier Members") holding the remaining 50.50 percent interest. Crimson is a VIE as the legal entity is structured with non-substantive voting rights. CorEnergy was determined to be the entity "most closely associated" with the VIE. Therefore, CorEnergy is the primary beneficiary and will consolidate Crimson. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of September 30, 2021. The Grier Member's 50.62 percent equity ownership interest is reflected as a non-controlling interest in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three and nine months ended September 30, 2021 and 2020. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2020, is unaudited.

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue
Transportation and distribution revenue	$34,286,394	$4,573,155	$83,681,876	$14,156,361
Pipeline loss allowance subsequent sales	2,124,581	—	6,115,836	—
Lease revenue	32,915	20,126	1,208,915	21,320,998
Deferred rent receivable write-off	—	—	—	(30,105,820)
Other revenue	584,992	32,099	1,359,331	88,319
Total Revenue	37,028,882	4,625,380	92,365,958	5,459,858
Expenses
Transportation and distribution expenses	16,089,414	1,438,443	41,795,421	4,035,807
Pipeline loss allowance subsequent sales cost of revenue	2,718,038	—	5,890,540	—
General and administrative	5,156,087	2,793,568	20,374,534	10,195,635
Depreciation, amortization and ARO accretion expense	3,690,856	2,169,806	10,337,639	11,479,799
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	—	5,811,779	146,537,547
Loss on termination of lease	—	—	165,644	458,297
Total Expenses	27,654,395	6,401,817	84,375,557	312,975,464
Operating Income (loss)	$9,374,487	$(1,776,437)	$7,990,401	$(307,515,606)
Other Income (expense)
Other income	$4,040	$29,654	$366,859	$449,512
Interest expense	(3,351,967)	(2,247,643)	(9,578,677)	(8,053,650)
Gain (loss) on extinguishment of debt	—	—	(861,814)	11,549,968
Total Other Income (expense)	(3,347,927)	(2,217,989)	(10,073,632)	3,945,830
Income (Loss) before income taxes	6,026,560	(3,994,426)	(2,083,231)	(303,569,776)
Income tax expense (benefit), net	106,589	(75,328)	263,652	(173,877)
Net Income (loss)	5,919,971	(3,919,098)	(2,346,883)	(303,395,899)
Less: Net income attributable to non-controlling interest	3,155,685	—	6,775,863	—
Net income (loss) attributable to CorEnergy Stockholders	$2,764,286	$(3,919,098)	$(9,122,746)	$(303,395,899)
Preferred dividend requirements	2,388,130	2,309,672	7,007,474	6,880,137
Net income (loss) attributable to Common Stockholders	$376,156	$(6,228,770)	$(16,130,220)	$(310,276,036)

Other Financial Data (1)
Adjusted Net Income (loss)	$6,116,491	$(2,972,281)	$11,138,110	$3,566,441
Cash Available for Distribution	3,165,203	(3,823,800)	(2,513,681)	8,159,021
Adjusted EBITDA	13,265,903	1,369,840	$31,318,078	$22,926,013

Capital Expenditures:
Maintenance Capital	$1,757,350	$—	$5,381,708	$—
Growth Capital	638,830	—	5,510,019	—
Volume:
Average quarterly volume (bpd) - Crude oil	191,621	207,609	NA	NA
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to September 30, 2021.
Revenue. Consolidated revenue was $37.0 million for the three months ended September 30, 2021 compared to $4.6 million for the three months ended September 30, 2020, representing an increase of $32.4 million. Transportation and distribution revenue increased $29.7 million primarily due to the acquisition of Crimson, which provided transportation revenue of $29.0 million that included a $2.2 million gain on PLA revenue which should not be considered recurring. Transportation and distribution

Table of Contents	Glossary of Defined Terms

revenue for MoGas and Omega increased $0.7 million driven by increased transportation revenue due to new contracts that became effective in the fourth quarter of 2020 and an increase in commodity fees. We also recognized $2.1 million in PLA subsequent sales revenue due to the Crimson acquisition. This represents the revenue on sale of crude oil inventory, which is offset by the PLA subsequent sales cost of revenue of $2.7 million for a net margin of $(0.6) million. The negative margin was due to a reclassification of PLA revenue between revenue line items with no impact to total revenue.
Lease revenue was $33 thousand for the three months ended September 30, 2021 compared to $20 thousand for the three months ended September 30, 2020, resulting in a increase of $13 thousand from the prior-year period.
Transportation and Distribution Expense. Transportation and distribution expenses were $16.1 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $14.7 million which was due to the acquisition of Crimson.
General and Administrative Expense. General and administrative expenses were $5.2 million for the three months ended September 30, 2021 compared to $2.8 million for the three months ended September 30, 2020. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	September 30, 2021	September 30, 2020
Management fees and employee-related costs	$2,494,443	$932,457
Acquisition and professional fees	1,980,931	1,589,673
Other expenses	680,713	271,438
Total	$5,156,087	$2,793,568
Management fees and employee-related costs for the three months ended September 30, 2021 were comprised of $1.4 million in Crimson employee-related costs and $1.1 million in Corridor employee compensation and office related expenses as a result of the Internalization which ended the payment of the management fee after January 2021. See Part I, Item 1, Note 9 ("Management Agreement") for additional information.
Acquisition and professional fees for the three months ended September 30, 2021 increased $0.4 million compared to the three months ended September 30, 2020, primarily as a result of (i) a $1.2 million increase in general professional fees, partially offset by (ii) a $0.8 million decrease in acquisition related expenses. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions.
Other expenses for the three months ended September 30, 2021 increased $0.4 million compared to the three months ended September 30, 2020 . The increase in other expenses is primarily due to the Crimson acquisition.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $3.7 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively. This $1.5 million increase was primarily related to depreciation expense, which increased approximately $1.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in depreciation expense was driven by (i) a full quarter reduction in depreciation for the GIGS asset, which was provided as partial consideration in connection with the Crimson Transaction during the first quarter of 2021, partially offset by (ii) depreciation expense for the Crimson acquired assets.
Other Income. Other income was $4 thousand for the three months ended September 30, 2021 compared to $30 thousand for the three months ended September 30, 2020. This decrease was primarily related to the addition of Crimson.
Interest Expense. Interest expense was $3.4 million for the three months ended September 30, 2021, compared to $2.2 million for the three months ended September 30, 2020, primarily due to increased borrowings.
Income Tax Expense (Benefit). Income tax expense was $107 thousand for the three months ended September 30, 2021, as compared to an income tax benefit of $75 thousand for the three months ended September 30, 2020. The income tax expense in the current year period is primarily the result of an increase in income tax expense related to Crimson, partially offset by the generation of net operating loss carryforwards and certain fixed asset activities at the other TRS entities. The income tax benefit recorded in the prior-year period was primarily the result of net operating loss carrybacks allowed under the CARES Act enacted in March of 2020, partially offset by certain fixed asset, deferred contract revenue and refund liability settlement activities.
Net Income (loss). Net income was $5.9 million and net loss was $3.9 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, net income (loss) attributable to CorEnergy

Table of Contents	Glossary of Defined Terms

stockholders was $2.8 million and $(3.9) million, respectively. After deducting preferred dividend requirements of $2.4 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, net income attributable to common stockholders was $0.4 million, or $0.02 per basic and diluted common share as compared to $(6.2) million, or $(0.46) per basic and diluted common share for the prior-year period.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The financial impacts of the Crimson assets only represent the period from February 1, 2021 to September 30, 2021.

Revenue. Consolidated revenue was $92.4 million for the nine months ended September 30, 2021 compared to $5.5 million for the nine months ended September 30, 2020, representing an increase of $86.9 million. Transportation and distribution revenue increased $69.5 million primarily due to the acquisition of Crimson, which provided transportation revenue of $67.6 million. The $2.2 million gain on PLA in third quarter of 2021 was largely offset with losses on PLA in the first half of 2021. Transportation and distribution revenue for MoGas and Omega increased $2.0 million primarily driven by increased transportation revenue due to new contracts that became effective in the fourth quarter of 2020 and an increase in commodity fees. We also recognized $6.1 million in PLA subsequent sales revenue due to the Crimson acquisition. This represents the revenue on sale of crude oil inventory, which is offset by the PLA subsequent sales cost of revenue of $5.9 million for a net margin of $0.2 million.
Lease revenue was $1.2 million for the nine months ended September 30, 2021 compared to $21.3 million for the nine months ended September 30, 2020, resulting in a decrease of approximately $20.1 million. The decrease in lease revenue was a result of the sale Grand Isle Gathering System during the first quarter of 2021 and Pinedale LGS in second quarter 2020. Lease revenue in the current period is primarily related to a Crimson storage lease; however, the storage contract expired June 30, 2021 and was not renewed. The revenue from that contract from February 1 to June 30 of 2021 was $1.1 million. During the nine months ended September 30, 2020, we recorded a non-cash deferred rent receivable write-off of $30.1 million for the Grand Isle Lease Agreement as the receivable was no longer probable of collection.
Transportation and Distribution Expense. Transportation and distribution expenses were $41.8 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $37.8 million. The Crimson Transaction resulted in an $37.3 million increase for the period.
General and Administrative Expense. General and administrative expenses were $20.4 million for the nine months ended September 30, 2021 compared to $10.2 million for the nine months ended September 30, 2020. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Management fees and employee-related costs	$7,528,705	$4,139,721
Acquisition and professional fees	10,823,995	5,076,904
Other expenses	2,021,834	979,010
Total	$20,374,534	$10,195,635
Management fees and employee-related costs for the nine months ended September 30, 2021 is comprised of i) $1.0 million transaction bonus outlined in the Contribution Agreement related to the Internalization, (ii) $3.6 million in Crimson employee-related costs, (iii) $2.6 million in Corridor employee compensation and office related expenses incurred since February 1, 2021, and (iv) $0.3 million in management fees for January. Due to stockholder approval at the Annual Meeting on June 29, 2021, we will no longer be subject to the management fee after February 1, 2021 but will incur, on a go-forward basis, the employee compensation and office related costs. See Part I, Item 1, Note 9 ("Management Agreement") for additional information. The transaction bonus discussed above is reflected as an addback to Adjusted Net Income and Adjusted EBITDA for the nine months ended September 30, 2021. Refer to the "Non-GAAP Financial Measures" section for a reconciliation of Net loss to Adjusted Net Income and Net loss to Adjusted EBITDA.
Acquisition and professional fees for the nine months ended September 30, 2021 increased $5.7 million compared to the nine months ended September 30, 2020, primarily as a result of (i) a $4.5 million increase in asset acquisition expenses primarily related to the Crimson and Internalization transactions and (ii) a $1.3 million increase in accounting, legal and consulting services. Generally, we expect asset acquisition expenses to be repaid over time from income generated by acquisitions. As a result, asset acquisition expenses of $5.6 million for the nine months ended September 30, 2021 are reflected as an addback to Adjusted Net Income and Adjusted EBITDA. Refer to the "Non-GAAP Financial Measures" section for a reconciliation of Net loss to Adjusted Net Income and Net loss to Adjusted EBITDA.

Table of Contents	Glossary of Defined Terms

Other expenses for the nine months ended September 30, 2021 increased $1.0 million from the prior-year period. The increase in other expenses is primarily due to the Crimson acquisition.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $10.3 million and $11.5 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $1.2 million. This decrease was primarily related to depreciation expense, which decreased approximately $0.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in depreciation expense was driven by (i) a two quarter reduction in depreciation for the Pinedale LGS as a result of the sale of the asset to Ultra Wyoming at the end of the second quarter of 2020 and (ii) a reduction in depreciation for the GIGS asset which was sold February 4, 2021, partially offset by (iii) depreciation expense for the Crimson acquired assets. Accretion expense decreased $305 thousand as a result of the sales of the GIGS asset.
Loss on Impairment of Leased Property. For the nine months ended September 30, 2020, we recognized a $140.3 million loss on impairment of leased property related to our GIGS asset. The impairment analysis was triggered by the impacts of the COVID-19 pandemic and significant decline in the global energy markets, which adversely impacted the tenant under the Grand Isle Lease Agreement.
Loss on Impairment and Disposal of Leased Property. In connection with the Crimson Transaction, we contributed the GIGS asset as partial consideration to acquire our 49.50 percent interest in Crimson. The net book value of the GIGS asset was $63.5 million and the carrying value of the asset retirement obligation was $8.8 million or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of $48.9 million upon closing of the Crimson Transaction resulting in a loss on impairment and disposal of leased property of approximately $5.8 million for the nine months ended September 30, 2021. Refer to Part I, Item 1, Note 5 ("Leased Properties And Leases") for further details.
Loss on Termination of Lease. In connection with the contribution of the GIGS asset as partial consideration to acquire our 49.50 percent interest in Crimson, we reached a settlement agreement with the tenant under the Grand Isle Lease Agreement and terminated the lease. For the nine months ended September 30, 2021, the Company recorded a write-off of the remaining deferred lease costs of $166 thousand associated with the termination of the lease.
Other Income. Other income was $367 thousand for the nine months ended September 30, 2021 compared to $450 thousand for the nine months ended September 30, 2020. This decrease was primarily related to interest income, which decreased approximately $445 thousand from the prior-year period due to a reduction in cash nine months ended September 30, 2021, partially offset by other income for an insurance recovery of $58 thousand and $288 thousand for the addition of Crimson for the nine months ended September 30, 2021.
Interest Expense. For the nine months ended September 30, 2021 and 2020, interest expense was $9.6 million and $8.1 million, respectively, the increase is primarily due to increased borrowings.
Loss on Extinguishment of Debt. During the nine months ended September 30, 2021, in connection with the Crimson acquisition, the Company terminated the CorEnergy Credit Facility with Regions Bank and eliminated the associated deferred debt issuance costs of $862 thousand. For additional information, see Part I, Item 1, Note 12 ("Debt"). For the nine months ended September 30, 2020, a gain on extinguishment of debt of $11.5 million was recognized for the (i) release agreement entered into with Prudential for the Amended Pinedale Term Credit Facility in connection with the sale of the Pinedale LGS on June 30, 2020 ($11.0 million) and (ii) the repurchase of the 5.875% Convertible Notes completed in April of 2020 ($576 thousand). For additional information, see Part I, Item 1, Note 12 ("Debt").
Income Tax Expense (Benefit). Income tax expense was $264 thousand for the nine months ended September 30, 2021, as compared to an income tax benefit of $174 thousand for the nine months ended September 30, 2020. The income tax expense in the current year period is primarily the result of an increase in income tax expense related to Crimson, partially offset by the generation of net operating loss carryforwards and certain fixed asset activities at the TRS entities. The income tax benefit recorded in the prior-year period was primarily the result of net operating loss carrybacks allowed under the CARES Act enacted in March of 2020, partially offset by certain fixed asset, deferred contract revenue and refund liability settlement activities.

Net Loss. Net loss was $2.3 million and $303.4 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, net loss attributable to CorEnergy stockholders was $9.1 million and $303.4 million, respectively. After deducting $7.0 million and $6.9 million for the portion of preferred dividends that are allocable to the nine months ended September 30, 2021 and 2020, respectively, net loss attributable to common stockholders for the nine months ended September 30, 2021 was $16.1 million or $(1.13) per basic and diluted common share as compared to $310.3 million, or $(22.73) per basic and diluted common share for the prior-year period.

Table of Contents	Glossary of Defined Terms

NON-GAAP FINANCIAL MEASURES
We use certain financial measures that are not recognized under GAAP. The non-GAAP financial measures used in this Report include Adjusted Net Income, CAD, and Adjusted EBITDA. These supplemental measures are used by our management team and are presented because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders, provide for debt repayments, provide for future capital expenditures and provide for repurchases or redemptions of any series of our preferred stock by providing perspectives not immediately apparent from net income (loss).
We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income (loss) or indicators of any other performance measure determined in accordance with GAAP. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income (loss), cash flows from operating activities or revenues. Management compensates for the limitations of Adjusted Net Income, CAD, and Adjusted EBITDA as analytical tools by reviewing the comparable GAAP measures, understanding the differences between non-GAAP measures compared to (as applicable) operating income (loss), net income (loss) and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results. The financial impacts of the Crimson assets are only included for the period from February 1, 2021 to September 30, 2021 for the non-GAAP measurements outlined below.
Adjusted Net Income and Cash Available for Distribution
We believe Adjusted Net Income is an important performance measure of our profitability as compared to other midstream infrastructure owners and operators. Our presentation of Adjusted Net Income represents net income (loss) adjusted for loss on impairment of leased property; loss on impairment and disposal of leased property; loss on termination of lease; deferred rent receivable write-off; loss (gain) on extinguishment of debt; gain on sale of equipment and transaction-related costs. Adjusted Net Income presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Management considers CAD an appropriate metric for assessing capital discipline, cost efficiency and balance sheet strength. Although CAD is the metric used to assess our ability to make dividends to stockholders and distributions to non-controlling interest holders, this measure should not be viewed as indicative of the actual amount of cash that is available for distributions or planned for distributions for a given period. Instead, CAD should be considered indicative of the amount of cash that is available for distributions after mandatory debt repayments and other general corporate purposes. Our presentation of CAD represents Adjusted Net Income adjusted for depreciation, amortization and ARO accretion (cash flows) and deferred tax expense (benefit) less transaction-related costs; maintenance capital expenditures; preferred dividend requirements and mandatory debt amortization.
Adjusted Net Income and CAD should not be considered a measure of liquidity and should not be considered as an alternative to operating income (loss), net income (loss), cash flows from operations or other indicators of performance determined in accordance with GAAP. The following table presents a reconciliation of Net Income (Loss), as reported in the Consolidated Statements of Operations, to Adjusted Net Income and CAD:

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income (loss)	$5,919,971	$(3,919,098)	$(2,346,883)	$(303,395,899)
Add:
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	—	5,811,779	146,537,547
Loss on termination of lease	—	—	165,644	458,297
Deferred rent receivable write-off	—	—	—	30,105,820
Loss (gain) on extinguishment of debt	—	—	861,814	(11,549,968)
Gain on the sale of equipment	(16,508)	—	(16,508)	(3,542)
Transaction costs	213,028	946,817	5,625,772	1,145,807
Transaction bonus	—	—	1,036,492	—
Adjusted Net Income (Loss), excluding special items	$6,116,491	$(2,972,281)	$11,138,110	$3,566,441
Add:
Depreciation, amortization and ARO accretion (Cash Flows)	4,102,916	2,477,867	11,530,460	12,441,775
Deferred tax expense (benefit)	113,516	(72,897)	222,339	225,628
Less:
Transaction costs	213,028	946,817	5,625,772	1,145,807
Transaction bonus	—	—	1,036,492	—
Maintenance capital expenditures	1,757,350	—	5,381,708	—
Preferred dividend requirements - Series A	2,388,130	2,309,672	7,033,626	6,929,016
Preferred dividend requirements - Non-controlling interest	809,212	—	2,326,992	—
Mandatory debt amortization	2,000,000	—	4,000,000	—
Cash Available for Distribution (CAD)	$3,165,203	$(3,823,800)	$(2,513,681)	$8,159,021
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to September 30, 2021.

Table of Contents	Glossary of Defined Terms

The following table reconciles net cash provided by (used in) operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net cash provided by (used in) operating activities	$7,879,944	$(5,699,427)	$12,238,286	$10,722,374
Changes in working capital	2,174,551	4,185,299	4,364,204	4,365,663
Non-cash lease expense	65,400	—	(373,846)	—
Maintenance capital expenditures	(1,757,350)	—	(5,381,708)	—
Preferred dividend requirements	(2,388,130)	(2,309,672)	(7,033,626)	(6,929,016)
Preferred dividend requirements - non-controlling interest	(809,212)	—	(2,326,991)	—
Mandatory debt amortization included in financing activities	(2,000,000)	—	(4,000,000)	—
Cash Available for Distribution (CAD)	$3,165,203	$(3,823,800)	$(2,513,681)	$8,159,021

Other Special Items:
Transaction costs	$213,028	$946,817	$5,625,772	$1,145,807
Transaction bonus	—	—	1,036,492	—

Other Cash Flow Information:
Net cash used in investing activities	$(4,708,954)	$(800,567)	$(82,776,171)	$(834,878)
Net cash used in financing activities	(5,774,491)	(2,992,248)	(13,967,065)	(26,529,735)
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to September 30, 2021.

Table of Contents	Glossary of Defined Terms

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
Our presentation of Adjusted EBITDA represents net income (loss) adjusted for items such as loss on impairment of leased property; loss on impairment and disposal of leased property; loss on termination of lease; deferred rent receivable write-off; loss (gain) on extinguishment of debt; gain on sale of equipment and transaction-related costs. Adjusted EBITDA is further adjusted for depreciation, amortization and ARO accretion expense; income tax expense (benefit) and interest expense. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered a measure of liquidity and should not be considered as an alternative to operating income (loss), net income (loss) or other indicators of performance determined in accordance with GAAP. The following table presents a reconciliation of Net Income (loss), as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income (loss)	$5,919,971	$(3,919,098)	$(2,346,883)	$(303,395,899)
Add:
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	—	5,811,779	146,537,547
Loss on termination of lease	—	—	165,644	458,297
Deferred rent receivable write-off	—	—	—	30,105,820
Loss (gain) on extinguishment of debt	—	—	861,814	(11,549,968)
Gain on the sale of equipment	(16,508)	—	(16,508)	(3,542)
Transaction costs	213,028	946,817	5,625,772	1,145,807
Transaction bonus	—	—	1,036,492	—
Depreciation, amortization and ARO accretion expense	3,690,856	2,169,806	10,337,639	11,479,799
Income tax expense (benefit), net	106,589	(75,328)	263,652	(173,877)
Interest expense, net	3,351,967	2,247,643	9,578,677	8,053,650
Adjusted EBITDA	$13,265,903	$1,369,840	$31,318,078	$22,926,013
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to September 30, 2021.

Table of Contents	Glossary of Defined Terms

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
The following table presents a reconciliation of Net Income (Loss) Attributable to Common Stockholders, as reported in the Consolidated Statements of Operations, to EBITDAre:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income (Loss) Attributable to Common Stockholders	$376,156	$(6,228,770)	$(16,130,220)	$(310,276,036)
Add:
Interest expense, net	3,351,967	2,247,643	9,578,677	8,053,650
Depreciation, amortization, and ARO accretion	3,690,856	2,169,806	10,337,639	11,479,799
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	—	5,811,779	146,537,547
Loss on termination of lease	—	—	165,644	458,297
Less:
Income tax (expense) benefit	(106,589)	75,328	(263,652)	173,877
Less: Net income attributable to non-controlling interest	3,155,685	—	6,775,863	—
EBITDAre	$4,369,883	$(1,886,649)	$3,251,308	$(3,652,241)
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to September 30, 2021.

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
For completeness, the following table sets forth a reconciliation of our net income (loss) attributable to CorEnergy stockholders as determined in accordance with GAAP and our calculations of NAREIT FFO for the three and nine months ended September 30, 2021 and 2020. Also presented is information regarding the weighted-average number of shares of our Common Stock outstanding used for the computation of per share data:

NAREIT FFO
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income (loss) attributable to CorEnergy Stockholders	$2,764,286	$(3,919,098)	$(9,122,746)	$(303,395,899)
Less:
Preferred Dividend Requirements	2,388,130	2,309,672	7,007,474	6,880,137
Net Income (loss) attributable to Common Stockholders	$376,156	$(6,228,770)	$(16,130,220)	$(310,276,036)
Add:
Depreciation	3,690,856	2,169,806	10,337,639	11,479,799
Amortization of deferred lease costs	—	7,641	2,547	53,607
Loss on impairment of leased property	—	—	—	140,268,379
Loss on impairment and disposal of leased property	—	—	5,811,779	146,537,547
Loss on termination of lease	—	—	165,644	458,297
Less:
Non-controlling interests attributable to NAREIT FFO reconciling items	2,026,838	—	5,388,590	—
NAREIT funds from operations (NAREIT FFO)	$2,040,174	$(4,051,323)	$(5,201,201)	$(11,478,407)

Weighted Average Shares of Common Stock Outstanding:
Basic	15,426,226	13,651,521	14,252,305	13,650,449
Diluted	15,426,226	13,651,521	14,252,305	13,650,449
NAREIT FFO attributable to Common Stockholders
Basic	$0.13	$(0.30)	$(0.36)	$(0.84)
Diluted (1)	$0.13	$(0.30)	$(0.36)	$(0.84)
(1) For the three and nine months ended September 30, 2021 and 2020 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 12 ("Debt") for additional details.
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to September 30, 2021.

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
The Grier Members hold an economic interest in Crimson via the issuance, at the closing of the Crimson Transaction, of Class A-1, Class A-2 and Class A-3 Units. Upon CPUC approval the Grier Members have the right to convert their A-1, A-2 and A-3 Units into our unregistered securities. As of September 30, 2021, each of these securities are convertible as follows: Class A-1 Units into depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, rather than shares of the Company's 9.00% Series C Preferred Stock as originally provided (due to the Stock Exchange Agreement that was effective as of June 30, 2021), the Class A-2 Units into the Company's Class B Common Stock rather than shares of the Company's 4.00% Series B Redeemable Preferred Stock as originally provided (due to shareholder approval on June 29, 2021) and the Class A-3 Units into the Company's Class B Common Stock. However, prior to conversion, the A-1, A-2 and A-3 Units pay distributions as if they were the corresponding Company securities. The Class A-1, Class A-2 and Class A-3 Units dividend rights, redemption rights, voting rights, exchange rights and conversion rights are provided below.
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

CorEnergy had the right to convert the Series C Preferred to depositary shares representing Series A Preferred, based on valuing the Series A Preferred at $23.50 per depositary shares as opposed to the $25.00 per share stated value, at any time when the depositary shares' volume weighted daily average trading price exceeded $23.50 for 30 consecutive trading days. The depositary shares traded above that threshold from June 4, 2021 through the conversion date. This action resulted in the early conversion of the exchange right for the Crimson Class A-1 Units as described above. The Board of the Company believed the early conversion was beneficial since it lowered the dividend rate and also simplified the capital structure.
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
Conversion of Right to Receive Series B Redeemable Preferred Stock
At the Company's Annual Meeting on June 29, 2021, the existing holders of the Company's Common Stock approved the conversion of the Series B Preferred into Class B Common Stock in accordance with the NYSE rules. On July 7, 2021 pursuant to the terms of the Series B Preferred, the securities converted into a number of shares of the Company’s Class B Common Stock, per share of Series B Preferred, equal to the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the date fixed for conversion by (ii) the product of (A) 90% times (B) $7.80, provided that if the conversion would cause the Company’s status as a REIT to be materially and adversely affected, the Company may elect to settle the conversion in cash. As a result, effective July 7, 2021, the right that the holders of Crimson Class A-2 Units would have had to exchange such units for shares of Series B Preferred Stock became converted into a right to exchange Class A-2 Units (following CPUC approval) for up to 8,762,158 shares of the Company's Class B Common Stock.
Class B Common Stock
The Class B Common Stock Articles Supplementary establish the terms of the Class B Common Stock, which are substantially similar to the Company’s Common Stock, including voting rights, except that the Class B Common Stock will be subordinated

Table of Contents	Glossary of Defined Terms

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
Dividends. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of the Class B Common Stock will be entitled to receive dividends to the extent authorized by the Company’s Board of Directors and declared by the Company pursuant to a formula based on the amount of dividends declared on the Company’s Common Stock. For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 30, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) difference of (A) CAFD of the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25. In no event will the Class B Common Stock Dividend per share be greater than any dividends per share authorized by the Board of Directors and declared with respect to the Common Stock during the same quarter and no Class B Common Stock Dividend will accrue until after April 1, 2021. As is the case for Common Stock, Class B Common Stock Dividends will not be cumulative.
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
To the extent no conversion occurs as described above, then the Class B Common Stock will convert to Common Stock on February 4, 2024 at a ratio equal to the quotient obtained by dividing (i) (A) the quotient of the then-applicable last twelve months CAFD divided by the product of (x) 1.25 and (y) four (4) times the then-applicable Common Base Dividend per share, less (B) the number of then-outstanding shares of Common Stock by (ii) the number of then-outstanding shares of Class B Common Stock; provided, however, that the ratio shall not be less than 0.6800 shares of Common Stock per share of Class B Common Stock or greater than 1.000 shares of Common Stock per share of Class B Common Stock.
Dividend Declarations
On February 26, 2021, we paid dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
On April 28, 2021, the Company's Board of Directors also authorized the reinstatement of the operation of the Company's DRIP.

Table of Contents	Glossary of Defined Terms

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

On October 27, 2021, the Company’s Board of Directors authorized the declaration of dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock.
Class A-1 Units
On October 27, 2021, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will entitle the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
Class A-2 Units Distribution

On October 27, 2021, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will result in no distribution to the holders of Crimson's Class A-2 Units.

Class A-3 Units Distribution

On October 27, 2021, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will result in no distribution to the holders of Crimson's Class A-3 Units.
The Company anticipates that all dividends paid in 2021 will be a return of capital.
ASSET PORTFOLIO AND RELATED DEVELOPMENTS
For detailed descriptions of our asset portfolio and related operations, please refer to Part I, Item 2 "Properties" in our Annual Report on Form 10-K for the year ended December 31, 2020, and to Part I, Item 1, Note 3 ("Acquisitions"), Note 4 ("Transportation And Distribution Revenue"), Note 5 ("Leased Properties And Leases") and Note 6 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio that occurred during and subsequent to the period ended September 30, 2021.

Table of Contents	Glossary of Defined Terms

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
In June 2021, the final working capital adjustment was made for the Crimson Transaction, which resulted in an increase in the assets acquired of $1.8 million. This resulted in 37,043 additional Class A-1 Units being issued to Grier Members for their 50.50 percent ownership interest and $908 thousand of additional cash paid for the 49.50 percent ownership interest CorEnergy purchased. The newly issued units resulted in an increase in the aggregate value of non-controlling interest of $883 thousand and increased the total number of Class A-1 Units issued to the Grier Members to 1,650,245. See Note 3 ("Acquisition") for additional details. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of September 30, 2021.

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
MoGas has also entered into an additional 5 month transportation services agreement with Spire, an existing customer. The new agreement will provide incremental revenue for MoGas beginning in the fourth quarter of 2021 and is expected to generate approximately $400 thousand of incremental revenue over the 5 month period.

Table of Contents	Glossary of Defined Terms

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual payment obligations as of September 30, 2021:

Contractual Obligations
	Notional Value	Less than 1 year	2-3 years	4-5 years	More than 5 years
5.875% Convertible Debt	$118,050,000	$—	$—	$118,050,000	$—
5.875% Convertible Interest	—	6,935,438	13,870,875	6,954,703	—
Crimson Term Loan	76,000,000	8,000,000	68,000,000	—	—
Crimson Term Loan Interest		3,580,833	6,183,750	—	—
Crimson Revolver	28,000,000	—	28,000,000	—	—
Crimson Revolver Interest(1)		1,273,706	2,024,701	—	—
Operating Leases	9,058,653	1,776,760	2,379,495	2,324,244	2,578,154
Total		$21,566,737	$120,458,821	$127,328,947	$2,578,154
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

	Crimson Average Crude Oil Volume for Quarter Ended (bpd):
	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Crude oil volume	207,609	201,732	197,764	188,634	191,621
OFF-BALANCE SHEET ARRANGEMENTS
We do not have, and are not expected to have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
IMPACT OF INFLATION AND DEFLATION
Higher inflation will likely result in higher expenses including interest expense. However, as a primarily regulated asset operator, these higher costs should translate into our ability to increase revenue to offset the higher expenses.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2021, we had liquidity of approximately $37.1 million comprised of cash of $15.1 million plus revolver availability of $22.0 million. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital, operational expenditure requirements and to make quarterly cash distributions at current levels for the next 12 months.

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(Unaudited)
Net cash provided by (used in):
Operating activities	$12,238,286	$10,722,374
Investing activities	(82,776,171)	(834,878)
Financing activities	(13,967,065)	(26,529,735)
Net change in cash and cash equivalents	$(84,504,950)	$(16,642,239)
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2021 was driven by (i) $41.5 million in net contributions from our operating subsidiaries, including Crimson, MoGas and Omega, (ii) $6.1 million in PLA subsequent sales revenue, partially offset by (iii) $20.4 million in general and administrative expenses, (iv) cash paid for interest of $10.2 million, and (v) PLA subsequent sales of $5.9 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was primarily attributable to (i) $69.0 million of cash utilized to acquire our 49.50 percent interest in Crimson, net of cash acquired and (ii) purchases of property and equipment of $15.0 million.
Net cash flows used in investing activities for the nine months ended September 30, 2020 were primarily attributed to approximately $886 thousand of property and equipment purchases related to the STL interconnect construction project at MoGas.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021 was primarily attributed to (i) common and preferred dividends paid of $1.8 million and $7.0 million, respectively, (ii) cash paid for debt financing costs of $2.7 million for the Crimson Credit Facility, (iii) advances on the Crimson Revolver of $19.0 million, offset by payments on the Crimson Revolver of $16.0 million. and (iv) principal payments of $4.0 million on the Crimson secured credit facility.
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

Table of Contents	Glossary of Defined Terms

assets. For the nine months ended September 30, 2021, the Company incurred $5.4 million in maintenance capital expenditures. Crimson expects to incur maintenance capital expenditures in a range of $9.0 million to $10.0 million in 2021.
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
The loans under the Crimson Credit Facility mature on February 4, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021. Subject to certain conditions, all loans made under the Credit Agreement shall, at the option of the Borrowers, bear interest at either (a) LIBOR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility).
Outstanding balances under the facility are guaranteed by the Guarantors pursuant to the Amended and Restated Guaranty Agreement and secured by all assets of the Borrowers and Guarantors (including the equity in such parties), other than any assets regulated by the CPUC and other customary excluded assets, pursuant to an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement. Under the terms of the Crimson Credit Facility, we are subject to certain financial covenants for the Borrowers and their restricted subsidiaries as follows (i): the total leverage ratio shall not be greater than: (a) 3.00 to 1.00 commencing with the fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending December 31, 2021; (b) 2.75 to 1.00 commencing with the fiscal quarter ending March 31, 2022 through and including the fiscal quarter ending December 31, 2022; and (c) 2.50 to 1.00 commencing with the fiscal quarter ending March 31, 2023 and for each fiscal quarter thereafter and (ii) the debt service coverage ratio, shall not be less than 2.00 to 1.00.
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
We also had approximately $22.0 million of available borrowing capacity on the Crimson Revolver at September 30, 2021. For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 11 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2020, and Part I, Item 1, Note 12 ("Debt") included in this Report.
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
Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of Common Stock for issuance under our dividend reinvestment plan. As of September 30, 2021, we have issued 80,036 shares of Common Stock under our dividend reinvestment plan ("DRIP") pursuant to the shelf resulting in remaining availability of approximately 919,964 shares of Common Stock.
On November 9, 2018, we had a new shelf registration statement declared effective by the SEC replacing our previously filed shelf registration statement, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As previously disclosed in our Annual Report on Form 10-K filed on March 4, 2021, we did not expect to be able to use this shelf registration statement or the shelf registration statement filed for our DRIP, at least until we were able to file certain financial statement information as required by SEC Regulation S-X. On April 29, 2021, we announced that our Board of Directors has authorized the reinstatement of the operation of the DRIP. The Board of Directors made this determination in light of the fact that the staff of the SEC has advised us that we can resume the use of our previously filed and effective shelf registration statements. On November 3, 2021, we filed a new shelf registration statement, which will replace the Current Shelf Registration Statement once it is declared effective by the SEC, pursuant to which the Company also would be able to publicly offer additional debt or equity securities with an aggregate offering price of up to $600 million.
On September 16, 2021, the Company had a resale shelf registration statement declared effective by the SEC, pursuant to which it registered the following securities that were issued in connection with the Internalization for resale by the Contributors: 1,837,607 shares of Common Stock (including both (i) 1,153,846 shares of Common Stock issued at the closing of the Internalization and (ii) up to 683,761 additional shares of Common Stock which may be acquired by the Contributors upon the conversion of outstanding shares of our unlisted Class B Common Stock issued at the closing of the Internalization) and 170,213 depositary shares each representing 1/100th fractional interest of a share of 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share issued at the closing of the Internalization.
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

Table of Contents	Glossary of Defined Terms

The following is our liquidity and capitalization as of September 30, 2021 and December 31, 2020:

Liquidity and Capitalization
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$15,091,957	$99,596,907
Revolver availability	$22,000,000	$—

Revolving credit facility	$28,000,000	$—
Long-term debt (including current maturities)(1)	190,073,737	115,008,130
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	129,525,675	125,270,350
Common Stock, non-convertible, $0.001 par value	14,866	13,652
Class B Common Stock, $0.001 par value	684	—
Additional paid-in capital	341,331,070	339,742,380
Retained deficit	(324,749,301)	(315,626,555)
Total CorEnergy Equity	146,122,994	149,399,827
Non-controlling interest (Crimson)	121,534,724	—
Total equity	267,657,718	149,399,827
Total capitalization	$485,731,455	$264,407,957
(1) Long-term debt is presented net of discount and deferred financing costs.
The above table does not give effect to the conversion of the non-controlling interest into our securities, which are subject to CPUC approval and will be elective by the holder(s) of the non-controlling interest. It is our intent to treat distributions with respect to the non-controlling interest, representing the A-1, A-2 and A-3 Units at Crimson, with the same relative priority and amount as our underlying securities that they may be converted into. Below is a prospective forward-looking capitalization table that adjusts for conversion of the non-controlling interest into our securities that they are expected to ultimately convert into at the election of the holder(s).

Table of Contents	Glossary of Defined Terms

Prospective Forward-Looking Capitalization Table
		Adjustments	Prospective for Non-Controlling Interest Reorganization
	September 30, 2021 Actual(1)	Non-Controlling Interest Reorganization(2)
Cash and Cash Equivalents	$15,091,957	$—	$15,091,957

Debt
Revolving Credit Facility	28,000,000	—	28,000,000
Long-Term Debt (including current maturities)(3)	190,073,737	—	190,073,737
Total Debt	218,073,737	—	218,073,737

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	$129,525,675	43,889,475	173,415,150
Total	129,525,675	43,889,475	173,415,150

Common Stock(4)
Common Stock	14,866	—	14,866
Class B Common Stock	684	11,212	11,896
Additional Paid-In Capital	341,331,070	54,816,935	396,148,005
Retained Deficit	(324,749,301)	—	(324,749,301)
Total	16,597,319	54,828,147	71,425,466
Non-controlling interest	121,534,724	(121,534,724)	—
Total Stockholders' Equity	$267,657,718	$(22,817,102)	$244,840,616

Total Capitalization	$485,731,455		$462,914,353

Shares Outstanding
Common Stock	14,866,799	—	14,866,799
Class B Common Stock	683,761	11,212,300	11,896,061
Total Shares Outstanding	15,550,560	11,212,300	26,762,860
(1) The non-controlling interest reflects the Grier Members' equity consideration for the A-1, A-2 and A-3 Units representing a 50.62% interest in Crimson. Subject to CPUC regulatory approval, these units are convertible into certain CorEnergy securities as illustrated in the prospective adjustments above.
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
(3) Long-term debt is presented net of discount and deferred financing costs.
(4) Common Stock and Class B Common Stock valued at $4.89/share (November 1, 2021 closing price for the publicly traded Common Stock on the NYSE) for the NCI Reorganization .

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
Effective February 1, 2021, as a result of the Crimson Transaction described in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, borrowings under the Crimson Credit Facility are variable-rate based on either (a) LIBOR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a pricing spread. As of September 30, 2021, the interest rate for the Crimson Credit Facility was set at LIBOR plus the top level of the spread of 400 basis points resulting in an interest rate of 4.08%. The pricing spread will not be redetermined until the first compliance reporting event for the period ending September 30, 2021. Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current LIBOR rates would have resulted in an initial interest rate of 5.08% or 3.08%, respectively, for the Crimson Credit Facility. Assuming the Crimson Credit Facility was in place beginning January 1, 2021, a 100 basis point increase or decrease in the current LIBOR rate would have resulted in an approximately $775 thousand increase or decrease in interest expense for the nine months ended September 30, 2021.
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

transported, measurement accuracy and underlying commodity prices. As of September 30, 2021, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
ITEM 4. CONTROLS AND PROCEDURES
Crimson Transaction

We are in the process of integrating Crimson, which we acquired effective February 1, 2021. Management’s assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2021 excludes an assessment of the internal control over financial reporting related to Crimson. Crimson represented 71.5% of our consolidated total assets and 85.7% of our consolidated revenue included in our consolidated financial statements as of and for the three months ended September 30, 2021.
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
Changes in Internal Control over Financial Reporting
We have completed two acquisitions in the past 12 months. As part of our ongoing integration activities, we are beginning to implement our controls and procedures at the business's we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, during the quarterly period ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading "CorEnergy Legal Proceedings" and "Crimson Legal Proceedings" Note 10 ("Commitments & Contingencies") in to our consolidated financial statements included in Part I of this Report is incorporated by reference into this Item 1.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended September 30, 2021. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under Internal Revenue Code section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Board of Directors will continue to determine the amount of any distribution that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements, including cash used to make distributions to outstanding Class A-1, Class A-2, and Class A-3 Units of Crimson, and remain subject to other risks and uncertainties, as discussed under the heading "Dividends" in Part I, Item 2 of this Report. Further, the terms of our Crimson Credit Facility provide that cash distributions to us from the Borrowers are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow.
The Internalization and all related transactions closed on July 6, 2021. Pursuant to the Contribution Agreement, on July 6, 2021, the Company issued (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of Class B Common Stock, and (iii) 170,213 depositary shares representing our Series A Preferred Stock. These shares (or, in the case of the Class B Common Stock, shares of Common Stock which the holders may eventually acquired upon conversion) became registered for resale by the Contributors in the Internalization pursuant to a Form S-3 registration statement, effective September 16, 2021.
As a part of the final working capital adjustment pursuant to the acquisition of the Company's interest in Crimson Midstream Holdings, LLC, the Company's consolidated subsidiary issued 37,043 Class A-1 Units to the Grier Members effective June 30, 2021, increasing their percent ownership interest. Crimson issued a paid in kind distribution for the period covering April 1, 2021 through May 31, 2021 in the amount of 16,240 Class A-2 Units to the Grier Members effective May 31, 2021. Crimson also issued a paid in kind distribution for the period covering June 1, 2021 through June 30, 2021 in the amount of 8,174 Class A-2 Units to the Grier Members effective July 7, 2021. These securities were issued in reliance on Section 4(a)(2) of the Securities Act. Refer to Part I, Item 1, Note 13 ("Stockholders' Equity") for additional information concerning certain exchange rights of Class A-1 Units and Class A-2 Units, following receipt of CPUC approval pursuant to the terms of the Crimson Transaction.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Table of Contents	Glossary of Defined Terms

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

3.1	Article Supplementary for Series A Preferred Stock (incorporated by reference to the Registrants Form 8-K filed July 12, 2021).
3.2	Article Supplementary for Series A Preferred Stock filed July 13, 2021 (incorporated by reference to the Registrants Form 8-K filed July 16, 2021).
3.3	Articles Supplementary for Class B Common Stock filed August 19, 2021 (incorporated by reference to the Registrants Form 8-K filed August 25, 2021)
3.4	Articles of Amendment for Class B Common Stock filed August 19, 2021 (incorporated by reference to the Registrants Form 8-K filed August 25, 2021)
10.1	Registration Rights Agreement dated July 6, 2021, by and among CorEnergy Infrastructure Trust, Inc. and the Contributors (incorporated by reference to the Registrants Form 8-K, filed July 12, 2021).
10.2
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

10.3
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

10.4
Revised Third Amended and Restated Limited Liability Company Agreement of Crimson Midstream Holdings, LLC dated as of July 16, 2021, (incorporated by reference to the Registrant Form 8-K filed July 16, 2021).

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

Table of Contents	Glossary of Defined Terms

CORENERGY INFRASTRUCTURE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORENERGY INFRASTRUCTURE TRUST, INC.
(Registrant)

By:	/s/ Robert L Waldron
Robert L Waldron
Chief Financial Officer
(Principal Financial Officer)
November 9, 2021

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
November 9, 2021