Form 10-K
period 2021-12-31
CorEnergy Infrastructure Trust, Inc.
filed 2022-03-14
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-K
 ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $6.62 on the New York Stock Exchange was $90,192,918. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares (as determined by information provided to the registrant) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 9, 2022, the registrant had 14,960,628 shares of Common Stock outstanding and 683,761 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
CARES Act: the Coronavirus Aid, Relief, and Economic Security Act.
Cash Available for Distribution, CAD or CAFD: the Company's earnings before interest, taxes, depreciation and amortization, less (i) cash interest expense, (ii) preferred dividends, (iii) regularly scheduled debt amortization, (iv) maintenance capital expenditures, (v) reinvestment allocation and plus or minus other adjustments, but excluding the impact of extraordinary or nonrecurring expenses unrelated to the operations of Crimson Midstream Holdings, LLC and all of its subsidiaries, as defined in the Articles Supplementary for the Class B Common Stock and effective beginning with the quarter ending June 30, 2021.
Class B Common Stock: the Company's Class B Common Stock, par value $0.001 per share.
Code: the Internal Revenue Code of 1986, as amended.
Common Stock: the Company's Common Stock, par value $0.001 per share.
Common Stock Base Dividend: means the Common Stock Base Dividend Per Share (as defined below) multiplied by all of the Corporation’s then issued and outstanding shares of Common Stock.
Common Stock Base Dividend Per Share: (A) for the fiscal quarters of the Corporation ending June 30, 2021, September 30, 2021, December 31, 2021 and March 30, 2022, the Common Stock Base Dividend Per Share shall equal $0.05 per share per quarter; (B) for the fiscal quarters of the Corporation ending June 30, 2022, September 30, 2022, December 31, 2022 and March 30, 2023, the Common Stock Base Dividend Per Share shall equal $0.055 per share per quarter; and (C) for the fiscal quarters of the Corporation ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter.
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
Crimson Term Loan: the $80.0 million secured term loan with Wells Fargo Bank, National Association entered into on February 4, 2021.
Crimson Transaction: the Company's acquisition of a 49.50 percent interest in Crimson on February 4, 2021 (effective February 1, 2021) with the right to acquire the remaining 50.50 percent upon receiving CPUC approval.
Dividend Reinvestment Program or DRIP: the dividend reinvestment plan which allows for, at the option of the shareholder, to receive all distributions automatically reinvested in CorEnergy Common Stock.
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

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
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
IRS: U.S. Internal Revenue Service.
Management Agreement: the management agreement between the Company and Corridor entered into May 8, 2015, effective as of May 1, 2015, and as amended February 4, 2021. The Internalization transaction closed on July 6, 2021 and the Management Agreement was effectively terminated when Corridor was acquired by CorEnergy.
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
SEC: Securities and Exchange Commission.
Securities Act: the Securities Act of 1933, as amended.
Series A Preferred Stock: the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share. As of December 31, 2021 there are outstanding 51,810 shares represented by 5,181,027 depositary shares, each representing 1/100th of a whole share of Series A Preferred Stock.
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
Variable Interest Entity or VIE: a term used by the Financial Accounting Standards Board ("FASB") to refer to a legal entity with certain characteristics such that a public company with a financial interest in the entity is subject to certain financial reporting requirements. Crimson Midstream Holdings is considered to be a VIE.
Zenith: Zenith Energy U.S., LP.

Table of Contents	Glossary of Defined Terms

ITEM 1. BUSINESS
GENERAL
CorEnergy Infrastructure Trust, Inc. ("CorEnergy") was organized as a Maryland corporation and commenced operations on December 8, 2005. As used in this Annual Report on Form 10-K ("Report"), the terms "we", "us", "our" and the "Company" refer to CorEnergy and its subsidiaries.
COMPANY OVERVIEW
We are a publicly traded real estate investment trust ("REIT") focused on energy infrastructure. Our business strategy is to own and operate or lease critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. We currently generate revenue from the transportation, via pipeline, of crude oil and natural gas for our customers in California and Missouri. The pipelines are located in areas where it would be difficult to replicate rights of way or transport crude oil or natural gas via non-pipeline alternatives resulting in our assets providing utility-like criticality in the midstream supply chain for our customers.
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
Over the last twelve months, we have repositioned our asset portfolio from a focus on non-operated leased assets to one of owned and operated assets as described under "2021 Developments" below. As a result, all of our current assets are owned and operated which provides us with an opportunity to grow the business organically using our footprint in addition to making acquisitions. However, we still plan on pursuing the leasing or other non-operating ownership of assets, as part of our business model, when we believe appropriate opportunities arise. We intend to distribute substantially all of our cash available for distribution, less prudent reserves, on a quarterly basis. We regularly assess our ability to pay and to grow our dividend to Common Stockholders.
Our Operations
Our asset portfolio has significantly changed over the past two years. The current composition of our asset portfolio is described below.
Crimson Midstream Holdings: An approximately 2,000-mile crude oil transportation pipeline system, including approximately 1,100 active miles, and associated storage facilities located in southern California and the San Joaquin Valley. The Crimson assets include four pipeline systems that provide a critical link between California crude oil production and California refineries. The vast majority of Crimson's customers are the refineries. The operations and maintenance of these assets are in strict accordance with applicable safety and regulatory requirements promulgated by the U.S. Department of Transportation's ("DOT") Pipeline and Hazardous Materials Safety Administration ("PHMSA") and California State Fire Marshall. The California Public Utility Commission ("CPUC") regulates the rates and administration of the transportation tariffs which comprise the majority of our revenue generating activities. The Company acquired a 49.50 percent interest in the Crimson assets on February 4, 2021 (effective as of February 1, 2021) and includes the following pipeline systems:

Asset	Location	Asset Description
Sol Cal Pipeline	Southern California	~760 miles of pipe; 8 tanks and 6 pump stations. Transports crude oil from Los Angeles and Ventura basins to Los Angeles refineries.
KLM Pipeline	San Joaquin Valley to Northern California	~620 miles of pipe; 5 tanks and 7 pump stations. Transports crude oil from San Joaquin Valley to Bay Area refineries.
San Pablo Bay Pipeline	San Joaquin Valley to Northern California	~540 miles of heated pipe from San Joaquin Valley to Northern California; ~2.3 Mbbls tank capacity. Transports crude from San Joaquin Valley to Bay Area refineries.
Proprietary Pipeline	South of Bakersfield	~100 miles of pipe. Connects Crimson system to rail volumes and supports other in-basin crude movements.

MoGas Pipeline System: An approximate 263-mile interstate natural gas pipeline in and around St. Louis and extending into central Missouri. The pipeline network provides a critical link between natural gas producing regions with local utilities. The system receives natural gas at four separate receipt points from third party interstate gas pipelines and delivers that gas through

Table of Contents	Glossary of Defined Terms

24 different delivery points to investor-owned natural gas distribution companies, municipalities and end users. MoGas has eight firm transportation customers. MoGas operates and maintains these assets in strict accordance with applicable safety and regulatory requirements promulgated by PHMSA. The vast majority of our revenue is related to our Federal Energy Regulatory Commission ("FERC")-approved firm transportation agreements with various customers which entitle the customers to specified amounts of guaranteed capacity on the pipeline during the term of the agreements. We also earn additional revenue from our customers based on actual volumes of natural gas transported under either the firm transportation agreements, or under interruptible transportation agreements, but these revenues comprise a minimal percentage of our total revenue. MoGas is a wholly owned TRS subsidiary of CorEnergy.

Omega Pipeline: An approximate 75-mile natural gas distribution system located primarily on the U.S. Army's Fort Leonard Wood military post in south-central Missouri. Omega Pipeline Company, LLC ("Omega") operates and maintains these assets in strict accordance with applicable safety and regulatory requirements promulgated by the Missouri Public Service Commission ("MoPUC"). The vast majority of Omega’s revenue is derived from a non-regulated Natural Gas Distribution Agreement between Omega and the U.S. Department of Defense ("DOD"), to provide the natural gas supply, distribution assets, operations and maintenance of the assets at Fort Leonard Wood. Omega has been under contract with the DOD since 1991 at Fort Leonard Wood, and we are currently in year five of a ten-year renewable agreement. We also earn additional revenue from Omega Gas Marketing, LLC providing gas supply services to a small number of industrial and commercial customers in central Missouri near Fort Leonard Wood, but these revenues comprise a minimal percentage of our total revenue. Omega is a wholly owned subsidiary of the Company through its interests in Mowood, which is a qualified REIT subsidiary.
Leased Energy Infrastructure Assets
On February 4, 2021, the Grand Isle Gathering System was used as partial consideration for the acquisition of our 49.50 percent interest in Crimson described in Part I, Item 1, Business, of this Report resulting in its disposition and the termination of the Grand Isle Lease Agreement. In connection with the disposition, the Company entered into a Settlement and Mutual Release Agreement with the EGC Tenant, EGC, and CEXXI, LLC. Refer to Part I, Item 3, Legal Proceedings, of this Report for additional information on the resolution of the legal matters, and Part IV, Item 15, Note 5 ("Leased Properties And Leases"), for additional information on the disposition of the GIGS asset and termination of the Grand Isle Lease Agreement. On June 30, 2020, we sold back to UPL the Pinedale LGS, which previously had been triple-net leased on a long-term basis to a subsidiary of UPL.

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

Business Strategy

•Safe Operations - We strive for the highest levels of safety across our operational platform, which includes establishing a safety first environment for our employees and contractors, investing in the latest safety related technology, maintaining asset integrity and operational reliability through frequent inspections and communicating regularly with governmental regulators.

Table of Contents	Glossary of Defined Terms

•Provide reliable service - We serve a critical part of the energy distribution value chain and seek to ensure reliable and consistent service to our customers. We accomplish this by performing preventative maintenance on our assets and performing frequent pipeline integrity work.

•Growth - CorEnergy has a 3-part growth strategy: 1) expansion within our existing pipeline footprint, 2) Corporate level acquisitions that add scale and diversification, and 3) participate in energy transition through the storage and transportation of renewable energy sources and carbon sequestration projects. We consider, among other things, the following factors to be key when evaluating growth opportunities:

▪Cash Flow Stability – We primarily seek growth opportunities which provide stable and predictable cash flow through either long-term contracts or a regulated cost-of-service. As a second layer of stability, we look for assets which have natural barriers to entry with low current competition. We focus on assets which are critical to our customers' realization of economic returns from their operations. We believe that this type of asset will provide a relatively low risk of nonuse, and therefore loss, in the case of a potential bankruptcy or abandonment scenario.

▪Diversification – We attempt to diversify our portfolio to avoid dependence on any one particular customer, counterparty, commodity, and market location within the U.S. By diversifying, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular asset, commodity, or market region.

▪Financing Strategy - We believe a major factor in our continued success is our ability to maintain financial flexibility, a competitive cost of capital and access to the capital markets. Our long-term target is a total debt-to-adjusted-EBITDA ratio of less than 4.0x. However, we may exceed that target during an acquisition if there is a viable path to returning to the long-term target. In addition to debt, we may use preferred or common equity to satisfy remaining capital needs to help limit the amount of financial risk of the Company.
Competitive Advantages

•Strategic Assets - We believe our assets are strategically unique in that they have largely high barriers to entry, require unique operational and regulatory expertise that we hold and have strategic rights-of-way that may have alternative use value in association with the energy transition.

•Tax Status - Through a series of Private Letter Rulings, we hold a unique status as an energy infrastructure focused REIT. We are therefore generally not subject to U.S. federal corporate income taxes on the income and gains that we distribute to our stockholders.

•Customer Quality - Our customers associated with our Crimson assets are primarily large investment grade refineries and our customers associated with our MoGas and Omega assets are investment grade utilities, municipalities and government organizations that largely insulate us from significant counterparty credit risk. For a discussion of customers, see Part IV, Item 15, Note 10 ("Concentrations") to our consolidated financial statements.

•Management Team - Members of our leadership team have significant experience in all phases of operations of regulated pipeline assets, financing including public capital markets, acquisitions of energy midstream operations and regulatory compliance. We believe that is a benefit to our strategy.
Seasonality
MoGas and Omega generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

We expect Crimson Pipeline will have stable revenues throughout the year. Maintenance activities can be performed at any time during the year, however we can have certain quarters where maintenance expenditures are materially higher then other quarters in the year. Our San Pablo Bay pipeline has a seasonal minimum volume required to be operated as a batched system delivering heavy crude oil to its customers. The minimum volume is required as heavy crude oil must be heated to be transported via the pipeline. The lowest allowed minimum volume typically occurs in the months from July to September. The highest allowed

Table of Contents	Glossary of Defined Terms

minimum volume typically occurs from December to March. The actual effective periods are dependent on the ground temperature. If minimum volumes are not reached, the pipeline will operate as a blended crude system where the heavy crude oil is mixed with lighter crude oil to ensure the pipeline can still operate. The historical average quarterly crude oil volumes for Crimson are provided in the table below.

	Crimson Average Crude Oil Volume for Quarter Ended (bpd):
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Crude oil volume	201,732	197,764	188,634	191,621	184,467

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
REIT Status
We operate as a REIT and therefore are generally not subject to U.S. federal corporate income taxes on the income and gains that we distribute to our stockholders, including the income derived through leasing fees and financing revenue from our REIT qualifying investments in energy infrastructure assets. Our REIT status is supported in part through a series of IRS Private Letter Rulings (PLR) that provide us assurance that fees we may receive for usage of the storage and pipeline assets we may own will qualify as rents from real property for purposes of our qualification as a REIT.

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

Table of Contents	Glossary of Defined Terms

regulations require that rates and terms and conditions of service be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC's regulations also require interstate common carrier pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service.
Under the ICA, FERC or any interested private entity or person may challenge existing or proposed new or changed rates, services or terms and conditions of service. FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for a period of time or could limit a common carrier pipeline's ability to change rates until completion of an investigation. During an investigation, FERC could find that the new or changed rate is unlawful.
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
In October 2015, the Governor of California signed the Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill ("AB-864") which requires new and existing pipelines located near environmentally and ecologically sensitive areas connected to or located in the coastal zone to use best available technologies to reduce the amount of oil released in an oil spill to protect state waters and wildlife. The California Office of the State Fire Marshal has developed the regulations required by AB-864 and full compliance is required by early 2023. The Company submitted recommendations for pipeline segment improvements in December 2021, which were subsequently accepted by the California Office of the State Fire Marshal in 2022. The Company has begun the process of making the recommended modifications. The Company has submitted a filing with the CPUC to implement a surcharge on existing tariffs to recover the costs associated with the regulation and formal approval by the CPUC is expected in the summer of 2022.
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

Table of Contents	Glossary of Defined Terms

2021 Developments
Fiscal year 2021 was one of transition for CorEnergy, as we moved from owning and leasing critical energy midstream infrastructure to owning and operating critical energy midstream infrastructure. The key events during fiscal year ended December 31, 2021 are summarized below:
•On February 4, 2021, (effective February 1, 2021), we completed the acquisition of a 49.50 percent interest in Crimson Midstream Holdings (which includes a 49.50 percent voting interest and the right to 100.0 percent of the economic benefit of Crimson's business, after satisfying the distribution rights of the remaining equity holders) for total consideration with a fair value of $343.8 million after giving effect to the initial working capital adjustments and with the right to acquire the remaining 50.50 percent, subject to CPUC approval. Crimson is a CPUC regulated crude oil pipeline owner and operator, and its assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including approximately 1,100 active miles) across northern, central and southern California, connecting California crude production to in-state refineries. Refer to Part IV, Item 15, Note 3 ("Acquisitions") for further details.
The Grand Isle Gathering System ("GIGS") asset was used as partial consideration for the acquisition of Crimson, with a fair value of $48.9 million to the sellers. GIGS is an approximately 137-mile subsea crude oil pipeline system located in the Gulf of Mexico south of Grand Isle, Louisiana and a 16-acre onshore terminal facility located in Grand Isle, Louisiana. CorEnergy had a triple-net lease for these assets on a long-term basis to a subsidiary of Energy Gulf Coast, Inc. ("EGC"), pursuant to the Grand Isle Lease Agreement. Refer to Part IV, Item 15, Note 3 ("Acquisitions") for further details.
•On July 6, 2021, we consummated the internalization of our former management company Corridor InfraTrust Management, Inc. ("Corridor" or "Manager"), (the “Internalization”) for a purchase price of approximately $14.6 million, paid in equity, pursuant to the Contribution Agreement, dated as of February 4, 2021 (the "Contribution Agreement”). Pursuant to the Contribution Agreement and following approval by our stockholders, we acquired Corridor, which owned the assets used in its performance of the management functions previously provided to us. Upon closing of the Internalization, we became an internally managed real estate investment trust. As an internally managed company, we no longer pay the former Manager any fees or expense reimbursements arising from the Management Agreement but rather incur the former Manager's direct employee compensation and office related expenses. Refer to Part IV, Item 15, for further details.
MANAGEMENT
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers and key employees as of February 12, 2022:

Name	Age	Position(s) Held
David J. Schulte	61	Chairman, President and Chief Executive Officer
John D. Grier	65	Chief Operating Officer
Robert L Waldron	50	Executive Vice President, Chief Financial Officer, and Treasurer
Rebecca M. Sandring	61	Executive Vice President and Secretary
Christopher M. Huffman	41	Chief Accounting Officer
Larry W. Alexander	65	President, Crimson California
All our current executive officers hold their offices at the pleasure of our board of directors. There are no family relationships between or among any executive officers.
Mr. Schulte is a co-founder, Chairman, Chief Executive Officer and President of CorEnergy. Previously, Mr. Schulte was a co-founder and a Managing Director of Tortoise Capital Advisors L.L.C. where, until 2015, he served on the investment committee. He is recognized in the industry as an expert on master limited partnerships and other financial structures for investing in energy infrastructure. Earlier, Mr. Schulte was a Managing Director at Kansas City Equity Partners (KCEP), a founding sponsor of Tortoise, where he led private financing for two growth MLPs. Before joining KCEP, he spent five years as an investment banker at the predecessor of Oppenheimer & Co., Inc. Mr. Schulte earned a Juris Doctorate from the University of Iowa and a Bachelor of Science in Business Administration from Drake University. He has earned a CFA charter, as well as a certified public accountant (CPA) designation. In 2017, Mr. Schulte was named into the Alerian Hall of Fame for Asset Management. In 2020,

Table of Contents	Glossary of Defined Terms

Mr. Schulte was named an independent member of the board of directors for Western Midstream Partners, a master limited partnership formed to acquire, own, develop and operate midstream assets.
Mr. Grier is the Chief Operating Officer at CorEnergy. He has been in the energy industry for more than 40 years. Prior to joining CorEnergy, he spent 17 years as the CEO of Crimson Midstream, having pipeline operations in California, Louisiana and offshore in the Gulf of Mexico. Mr. Grier was the President and CEO of Crimson Resource Management, a buyer and operator of oil and gas producing properties for 24 years. He is also CEO of Crimson Renewable Energy, the largest biodiesel manufacturer in California and Oregon. He is also the Founder and Chairman of Cresent Midstream, a midstream transportation company. During each of the Crimson engagements, Mr. Grier was the founder and responsible for growing the entities from startup. Prior to that he worked for Mobil Oil company in various engineering and management positions. Mr. Grier has a Bachelor of Science (with honors) in Chemical Engineering from the University of Oklahoma and a Master of Business Administration from Harvard University.
Mr. Waldron is an Executive Vice President and Chief Financial Officer at CorEnergy. He has more than 20 years of experience in the energy, industrial and financial industries. Prior to joining CorEnergy in 2021, he spent six years as Chief Financial Officer at Crimson Midstream before it was acquired by CorEnergy. He is also the CFO of Cresent Midstream. Before joining Crimson Midstream, Mr. Waldron worked for eight years in energy investment banking at Citi and UBS where he focused primarily on capital markets and M&A in the midstream sector. Mr. Waldron started his career in corporate R&D at Dow Chemical where he focused on design and optimization of Dow’s manufacturing processes. He earned a Bachelor of Science in Chemical Engineering from the University of Utah, a Master of Science in Chemical Engineering from Massachusetts Institute of Technology, and a Master of Business from Northwestern University.
Ms. Sandring is an Executive Vice President, Treasurer and Secretary of CorEnergy. She has over 20 years of experience in the energy industry. Prior to CorEnergy, Ms. Sandring was a Vice President with The Calvin Group, where she created strategic business plans resulting in third-party investments and provided financial leadership to a wind development company, which resulted in planned project cost reductions. From 1993-2008, Ms. Sandring held various roles at Aquila Inc., formerly UtiliCorp United. Ms. Sandring’s expertise is in operational finance, including business valuations, project and corporate finance, process efficiency, implementation of complex GAAP accounting policies and internal accounting and risk system designs. Ms. Sandring earned a Bachelor of Science in Accounting at William Jewell College and an Executive Master of Business Administration at the University of Missouri – Kansas City. In 2017, Ms. Sandring was inducted into the National Association of Professional Women’s VIP Woman of the Year Circle.
Mr. Huffman is Chief Accounting Officer of CorEnergy. He has over 20 years of experience in the accounting and energy industries. Prior to joining the Company, Mr. Huffman served as CAO at Discovery Natural Resources LLC since October 2012. Discovery is focused on the acquisition, development and exploration of oil and gas properties in the Permian Basin. Mr. Huffman began his career holding various positions with PricewaterhouseCoopers LLP, serving listed energy upstream and midstream clients. Mr. Huffman is a CPA and has Bachelors of Business Administration and a Masters of Accountancy from the University of Colorado.
Mr. Alexander is President of Crimson, California. He began his career as an engineer in the pipeline construction department at Shell Oil Co. During his 25-year career at Shell he held positions in project management, operations management, research and development, project coordination, joint ventures, environmental management, engineering management and business development. Mr. Alexander was instrumental in the formation of Crimson Pipeline in 2005 and has overseen its growth and development over the years. He is passionate about ensuring that Crimson maintain a company culture emphasizing the importance of operating with integrity, providing connectivity, ensuring reliability and ultimately serving their customers while protecting both people and the environment. Mr. Alexander received his undergraduate degree in Engineering from Louisiana State University and a Master in Business Administration degree from the University of California, Irvine.
Human Capital Management
As of December 31, 2021, we had 155 employees and had a presence in two states, California and Missouri. None of our employees are subject to a collective bargaining agreement.

Table of Contents	Glossary of Defined Terms

As of December 31, 2021
Full-Time Employees
CorEnergy Infrastructure Trust, Inc.	14
Crimson Midstream Holdings, LLC	121
MoGas Pipeline, LLC	17
Omega Pipeline Company, LLC	3
Total	155
Our employees are an important asset, and we seek to attract and retain top talent by fostering a culture that is guided by our core values of integrity, inclusivity, creativity and high standards of quality and excellence. We also seek to promote workplace and operational safety and focus on the protection of public health and the environment.
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

Table of Contents	Glossary of Defined Terms

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
•Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, has and may continue to adversely affect local and global economies and our business, operations and financial results.
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
Risks Related to Our Ownership and Operation of MoGas or Other Assets

•MoGas competes with other pipelines, and may be unable to renew contracts with certain customers on an annual basis following expiration of the current transportation agreements with its customers.

Risks Related to Our Investments in Leases

•We may be subject to risks involved in single tenant leases, and net leases may not result in fair market lease rates over time.

•If a tenant declares bankruptcy and rejects our lease, or if a sale-leaseback transaction is challenged as a fraudulent transfer or re-characterized in bankruptcy, our business, financial condition and cash flows could be adversely affected.
Risks Related to Rising Inflation
•We may be negatively impacted by rising inflation, which could raise our costs, including our financing costs, and reduce demand for the use of our energy infrastructure assets.
Risks Related to Financing Our Business
•We face risks associated with our dependence on external sources of capital and our indebtedness could have important consequences, including impairing our ability to obtain additional financing or pay future distributions and subjecting us to the risk of foreclosure on any mortgaged properties.

Table of Contents	Glossary of Defined Terms

•Covenants in our loan documents could limit our flexibility and adversely affect our financial condition, and we face risks related to refinancings. Additionally, the transition away from LIBOR may adversely affect our cost to obtain financing.
Risks Related to Our Convertible Notes
•The Convertible Notes are structurally subordinated to all liabilities of our existing or future subsidiaries, and the Convertible Notes are not guaranteed by any of our subsidiaries and are not protected by any restrictive covenants.
•The conversion rate of the Convertible Notes may not be adjusted for all dilutive events. Further, the make-whole fundamental change provisions may not adequately compensate the holders of Convertible Notes for any lost value and we may not be able to finance a repurchase of the Convertible Notes upon a fundamental change. These fundamental change provisions also could discourage an acquisition of the Company by a third party.
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
Risks Related to Terrorism, Armed Conflicts, and Cybersecurity
•Risks associated with security breaches through cyber attacks or acts of cyber terrorism, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems, could materially adversely affect our reputation, business, operations or financial results.
•Terrorist attacks and armed conflict, or their impacts on the energy industry served by our infrastructure assets, could have a material adverse effect on our business, financial condition, or results of operations.
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
Because we specifically focus on the energy infrastructure sector, investments in our stock may present more risks than if we were broadly diversified. A downturn in the U.S. energy infrastructure sector would have a larger impact on our assets and performance than on a REIT that does not concentrate its investments in one sector of the economy. The energy infrastructure sector can be significantly affected by the supply and demand for crude oil, natural gas, and other energy commodities; the price of these commodities; exploration, production and other capital expenditures; government regulation; world and regional events, politics and economic conditions.
Production declines and volume decreases impacting our assets could be caused by various factors, including decreased access to capital or loss of economic incentive to drill and complete wells, depletion of resources, catastrophic events affecting production of (or demand for) energy commodities, labor difficulties, political events, OPEC actions, environmental proceedings, increased regulations, regulatory uncertainty, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import or export supply and demand disruptions, or increased competition from alternative energy sources.
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
•we may not complete the acquisition of a desired real property asset even if we have signed an acquisition agreement, because such agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction; and
•we may be unable to finance acquisitions of real property assets on favorable terms or at all.
Energy infrastructure companies are and will be subject to extensive regulation because of their participation in the energy infrastructure sector, which could adversely impact the business and financial performance of our customers and tenants and the value of our assets.
Companies in the energy infrastructure sector are subject to significant federal, state and local government regulation in virtually every aspect of their operations, including how facilities are constructed, maintained, weatherized or hardened, and operated, environmental and safety controls, and the prices they may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Stricter laws, regulations or enforcement policies could be enacted in the future that likely would increase compliance costs, which could adversely affect the business and financial performance of our customers and tenants in the energy infrastructure sector and the value or quality of our assets.
Our operation of assets such as those at Crimson and MoGas is subject to extensive regulation, including those relating to environmental matters, which may adversely affect our income and the cash available for distribution.
In addition to the pipeline safety regulations discussed below, Crimson's and MoGas' operations, as well as those of assets we may acquire and operate in the future, are subject to extensive federal, regional, state and local environmental laws including, for example, the Clean Air Act (CAA), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Oil Pollution Act (OPA), the Occupational Safety and Health Administration (OSHA) and analogous state and local laws. These laws and their implementing regulations may restrict or impact such business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, limiting emissions and discharges of pollutants, restricting the manner in which it disposes of wastes, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control or workplace safety requirements, and imposing substantial liabilities for pollution resulting from its operations. In addition, the regulations implementing these laws are constantly evolving, and the potential impact of recent regulatory actions is unclear. For instance, the EPA adopted final rules establishing new source performance standards for methane emissions from new, modified, or reconstructed oil and gas sources in 2016 that were rescinded in September 2020 and subsequently challenged

Table of Contents	Glossary of Defined Terms

legally by states, municipalities, and environmental groups. Presently, this matter is before the United States Supreme Court with a decision expected by summer 2022. Meanwhile the U.S. EPA is also developing a proposed rule that is expected to be released in late 2022 to address issues resulting from the Supreme Court’s decision, meaning that there is likely to be regulatory uncertainty throughout 2022. Additionally, the United State Army Corps of Engineers (the "Corps") Nationwide Permit 12 ("NWP 12"), which broadly authorized activities associated with the construction, maintenance, and repair of oil and natural gas pipelines, was reissued by the Corps and is being implemented in the first quarter of 2022. Accordingly, compliance with the new laws or regulations, stricter interpretation of existing laws, or uncertainty created by the constantly changing regulatory landscape may require material expenditures by Crimson and MoGas, and likewise may require material expenditures at other facilities or systems we may acquire and operate.
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
The PLR grants us the ability to own and to operate storage facilities, pipelines, and oil platforms and to have assurance that the payments we receive are treated as rent from real property for purposes of our qualification as a REIT. To the extent we acquire and operate any such asset, we will be exposed to risks similar to those described above and to which Crimson and MoGas are exposed.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution to our stockholders.
We have invested, and expect to continue to invest, in real property assets which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern the gathering, storage, handling, and transportation of petroleum and other hazardous substances, the emission and discharge of materials into the environment, including wastewater discharges and air emissions, the operation and removal of underground and aboveground storage tanks, the generation, use, storage, treatment, transportation and disposal of solid and hazardous materials and wastes, and the remediation of any contamination associated with such disposals. We own assets related to the storage and distribution of oil and gas, natural gas and natural gas liquids, and storage and throughput of crude oil, which are subject to all of the inherent hazards and risks normally incidental to such assets, such as fires, pipe and other equipment and system failures, uncontrolled flows of oil or gas, environmental risks and hazards such as gas leaks, oil spills and pipeline ruptures and discharges of toxic gases. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. Moreover, if one or more of these hazards occur, there can be no assurance that a response will be adequate to limit or reduce any resulting damage. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings. We also may be required to comply with various local, state and federal fire, health, life-safety and similar regulations.
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
We cannot predict with certainty the rate at which climate change is occurring. However, scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases ("GHGs") and including carbon dioxide and methane, may be contributing to warming of the earth's atmosphere and other climatic changes. In response to such studies, the issue of the effect of GHG emissions on climate change, in particular emissions from fossil fuels, is attracting increasing attention worldwide. We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. The U.S. Environmental Protection Agency ("EPA") has adopted rules requiring GHG reporting and permitting, and the United States Congress and EPA may consider additional legislation or regulations that could ultimately require new, modified, and reconstructed facilities, and/or existing facilities, to meet emission standards by installing control technologies, adopting work practices, or otherwise reducing GHG emissions. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted, regardless of the result of the challenge to the EPA's authority to regulate GHGs that is pending before the Supreme Court, the Biden administration has pledged to be more aggressive on GHG emissions than its predecessor and any resulting laws or regulations could result in increased compliance costs or additional operating restrictions that could adversely impact our energy infrastructure assets as well as the businesses of our customers and tenants. If we or our customers or tenants are unable to recover or pass through a significant level of the costs related to complying with any such future climate change and GHG regulatory requirements, it could have a material adverse impact on our or our customers' or tenants' business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital. Climate change and GHG regulation could also reduce the demand for hydrocarbons and, ultimately, demand for utilization of our energy infrastructure assets related to the production and distribution of hydrocarbons. Finally, it should be noted that studies suggest that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of hurricanes and other storms, floods and related climatic events. If any such effects were to occur, they could have an adverse effect on our assets and operations, particularly an offshore asset such as our previous ownership in GIGS.
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
Both Crimson and MoGas are required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions could require significant capital and operating expenditures. The regulations implementing these laws are constantly evolving; pursuant to its reauthorization under the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the "PIPES Act"), PHMSA has adopted and continues to adopt rules implementing its emergency order authority over pipelines, revising federal pipeline safety regulations related to underground natural gas storage facilities, and imposing additional requirements on the transportation of natural gas and hazardous liquids by pipeline, including more stringent standards for plastic pipe. Compliance with new or more stringent laws or regulations, or stricter interpretation of existing laws, could significantly increase compliance costs. Should Crimson or MoGas fail to comply with the Federal Office of Pipeline Safety's rules and related regulations and orders, we could be subject to significant penalties and fines, including potential future increases in applicable penalty amounts to reflect inflation, which could have a material adverse effect on our business, results of operations and financial condition. PHMSA also may apply to other systems at facilities that we, in reliance on the PLR, may acquire and operate in the future.

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
•damage to pipelines, facilities and related equipment caused by tornadoes, hurricanes, floods, fires, extreme weather events, and other natural disasters, explosions and acts of terrorism;
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
We depend on certain key customers for a significant portion of our revenues. The loss of any such key customers, or a reduction in their transported volumes, could result in a decline in our business.
We depend on certain key customers for a significant portion of our revenues, particularly operating revenues from Crimson and MoGas, related to fees for the transportation of crude oil and natural gas through their respective pipeline systems. The loss of all or even a portion of their volumes or contracts, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, decisions of refineries to alter their crude oil feedstock or otherwise, could have a material adverse effect on the business, financial condition and results of our operations, unless we are able to offset the lost volumes or contracts through a combination of new volumes, contracts and/or increased tariffs.
Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, have and may continue to adversely affect local and global economies and our business, operations or financial results.
Disruptions caused by pandemics, epidemics or disease outbreaks, in locations in which we operate or globally, could materially adversely affect our business, operations, financial results and forward-looking expectations. The COVID-19 pandemic has had repercussions across local, national and global economies and financial markets. As a result, there was been a decline in the demand for, and thus also the market prices of, oil and natural gas and other products of our customers and tenants. The impacts of the COVID-19 pandemic are expected to continue for future periods, which we are unable to reasonably predict due to numerous uncertainties, including the duration and severity of the pandemic.
The World Health Organization declared COVID-19 to be a pandemic on March 11, 2020. In response to the rapid global spread of COVID-19, governments enacted emergency measures to combat the spread of the virus. These measures included restrictions on business activity and travel, as well as requirements to isolate or quarantine. These actions interrupted business activities and supply chains, disrupted travel and adversely impacted national and international economic conditions, including commodity prices and demand for energy, as well as the labor market.
These factors, coupled with the emergence of decreasing business and consumer confidence and increasing unemployment resulting from the COVID-19 outbreak and the abrupt oil price declines experienced in 2020, precipitated an economic slowdown. Any prolonged period of economic slowdown or recession, or a protracted period of depressed prices for the products of our customers and tenants, could have significant adverse consequences for their financial condition and, subsequently, our financial condition, and could diminish our liquidity. For instance, during 2020 the worsening of our estimated future cash flows with respect to properties adversely impacted by the effects on our tenants of the COVID-19 pandemic, coupled with ongoing market and oil price volatility, resulted in substantial impairment charges with respect to the affected assets. A significant continuation of these effects in future periods could result in the recognition of additional future asset impairment charges, which adversely impact our financial results.

Table of Contents	Glossary of Defined Terms

While the worldwide vaccine rollouts in 2021 allowed governments to ease COVID-19 restrictions and lockdown protocols and business activity improved, given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it is difficult to predict how significant the continuing impact of this pandemic, including any responses to it, will be on the United States or global economies or our business, or for how long disruptions are likely to continue. Concerns regarding increasing infection rates (including an increase in COVID-19 cases resulting from the Omicron variant) have, in some cases, resulted in renewed lockdowns and other restrictions being imposed in some of the affected areas and such measures could be imposed in or affect other areas, and increasing rates of infection could lead to the workforce being absent due to illness or quarantine, all of which could lead to further economic instability and decreased demand for crude oil. The extent to which the COVID-19 pandemic and resulting governmental response may continue to impact our business and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the disease (including the discovery of strains that are more transmissible or virulent, such as the Omicron variant), the efficacy and distribution of available vaccines or boosters thereto, evolving governmental and private sector actions to contain the pandemic or treat its health, economic and other impacts and factors.
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
Our facilities, as well as those of our tenants, may connect to other pipelines, railroads or facilities owned by third parties. Both we and any such tenants depend upon third-party pipelines and other facilities that provide delivery options to and from such facilities. For example, MoGas' pipeline interconnects, directly or indirectly, with most major interstate pipelines in the eastern portion of the U.S. and a significant number of intrastate pipelines. Because we do not own these third-party facilities, their continuing operation is not within our control. Accordingly, these pipelines and other facilities may become unavailable, or available only at a reduced capacity. If these pipeline connections were to become unavailable to us or any applicable tenants for current or future volumes of products due to repairs, damage, lack of capacity, governmental permitting issues or any other reason, our ability, or the ability of such tenants, to operate efficiently and continue shipping products to end markets could be restricted, thereby reducing revenues. Likewise, if any of these third-party pipelines or facilities becomes unable to transport any products distributed or transported through our or our tenants' facilities, our or such tenants' business, results of operations and financial condition could be adversely affected, which could adversely affect our ability to make cash distributions to our stockholders.

Table of Contents	Glossary of Defined Terms

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
•our assets are operated by entities that we do not control except for certain material decisions and actions that require supermajority approval; and
•the operator of the assets held by Crimson could change, in some cases without our consent. For more information on the agreements governing the management and operation of Crimson, see Part IV, Item 15, Note 21 ("Subsequent Events") included in this Report.
We may not receive CPUC approval which would allow the Company to control the operations of the CPUC regulated assets.
The CPUC requires approval for any change of control of a regulated asset. John Grier is currently the person deemed to control Crimson's California assets regulated by the CPUC. Evidence of such control is supported by the Crimson Transaction documents. On February 12, 2021, Crimson filed an 854 Application with the CPUC which requests CPUC approval for the Company to control the regulated assets. While this approval is expected to occur in 2022, we cannot give any assurance that the Company will receive this approval and ultimately be able to directly control these assets.
On December 8, 2021, we petitioned before the CPUC to seek approval for the purchase of the remaining 50.62 percent of Crimson Midstream Holdings. On February 22, 2022, we received an additional request for information from the CPUC and we are currently preparing a response to this request to be provided on or before March 31, 2022. We maintain continuous dialog with the CPUC.
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

Table of Contents	Glossary of Defined Terms

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
In general terms, the prices of crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors impacting crude oil prices include worldwide economic conditions (such as the ongoing COVID-19 pandemic and its effects); weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported crude oil; the availability of transportation systems with adequate capacity; actions by the Organization of the Petroleum Exporting Countries and other oil producing nations; the effect of energy conservation measures; the strength of the U.S. dollar; the nature and extent of governmental regulation and taxation; and the anticipated future prices of crude oil and other commodities.
While we saw an increase in both the demand for and price of crude oil in 2021, continuing into 2022, it is not without continued volatility. This volatility has had and may continue to have a negative impact on exploration, development and production activity, particularly in the continental United States. If lower prices return and are sustained, it could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of Crimson's pipelines. Any such reduction in demand or less attractive terms could have a material adverse effect on our results of operations, financial position and ability to make or increase cash distributions to our stockholders.
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
John D. Grier and certain affiliated trusts of Mr. Grier (collectively with Mr. Grier, the "Grier Members") hold certain limited liability company interests in Crimson, which were received in connection with the Crimson Transaction and relate to their prior equity interests in certain pre-transaction properties of Crimson. Prior to any later exchange of these limited liability company interests for common or preferred stock of the Company, the Grier Members will have tax consequences that differ from those of the Company and the Company's public stockholders upon the sale of, or certain changes to the debt encumbering, any of these properties. Accordingly, the Company, on the one hand, and the Grier Members, on the other hand, may have different objectives regarding the terms of any such future transactions related to such properties. Under the terms of the Third Amended and Restated Operating Agreement of Crimson, the approval of any action, or of a failure to take any action, that could impact the Company's ability to continue to qualify as a REIT, requires the approval of a supermajority of the members of Crimson's Board of Managers (consisting of the initial Crimson Managers, John D. Grier and Larry W. Alexander, and the initial CORR Managers, David J. Schulte and Todd Banks).

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
The operations and management of both Crimson and the Company's other assets require the retention and recruitment of a skilled workforce, including engineers, technical personnel and other professionals. We and our affiliates compete with other companies in the energy industry for this skilled workforce. If we are unable to retain current employees and/or recruit new employees of comparable knowledge and experience, our business could be negatively impacted. In addition, we could experience increased costs to retain and recruit these professionals.

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
Should FERC find that MoGas has failed to comply with any applicable FERC-administered statutes, rules, regulations, and orders, or with the terms of MoGas' tariffs on file with FERC, MoGas could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005 ("EPAct 2005"), FERC has civil penalty authority under the NGA and Natural Gas Policy Act of 1978 ("NGPA") to impose penalties for violations of up to approximately $1.4 million per day for each violation, to revoke existing certificate authority and to order disgorgement of profits associated with any violation.
We cannot give any assurance regarding potential future regulations under which MoGas will operate its natural gas transmission business, or the effect that any changes in such future regulations, or in MoGas' agreements with its customers could have on MoGas' business, financial condition and results of operations.

Following expiration of the current transportation agreements with MoGas' customers, MoGas’ revenues from these customers will once again be generated under agreements that are subject to cancellation on an annual basis.
Once the term of MoGas' current firm transportation pricing arrangements with its customers, Spire and Ameren, expire, revenues for MoGas' business with such other customers will once again be generated under transportation agreements which renew automatically on a year-to-year basis, but will be subject to cancellation by the customer or MoGas on 365 days' notice. When that occurs, if MoGas is unable to succeed in replacing any agreements canceled by its customers or itself that account for a significant portion of its revenues, or in renegotiating such agreements on terms substantially as favorable as the existing agreements, MoGas could suffer a material reduction in its revenues, financial results and cash flows. The maintenance or replacement of agreements with MoGas' customers at rates sufficient to maintain current or projected revenues and cash flows ultimately depends on a number of factors beyond its control, including competition from other pipelines, the proximity of supplies to the markets, and the price of, and demand for, natural gas. In addition, changes in state regulation of local distribution companies may cause them to exercise their cancellation rights in order to turn back their capacity when the agreements expire.
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

Risks Related to Our Investments in Leases
We may be subject to risks involved in single tenant leases.
Prior to the acquisition of Crimson, a significant portion of our acquisition activities were focused on real properties that were triple-net leased to single tenants. Under these arrangements, the financial failure of, or other default by, a single tenant under its

Table of Contents	Glossary of Defined Terms

lease: (i) is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant, (ii) might decrease the value of that property, and (iii) could expose us to 100 percent of all applicable operating costs.
In addition, if we determine that a renewal of such a lease with any tenant of an energy infrastructure asset is not in the best interests of our stockholders, if a tenant determines it no longer wishes to be the tenant under such a lease upon its expiration, if we desire to terminate a lease as a result of a breach of that lease by the tenant or if we lose any tenant as a result of such tenant's bankruptcy, then in each circumstance we would need to identify a new tenant for any such lease. To the extent that we encounter these issues with respect to any future investments in similar leases, we may not be able to identify a new tenant, as interest in leasing certain of these assets could be dependent on ownership of an interest in nearby mineral rights. There is no assurance that we would be able to identify a qualified and reputable operator of such energy infrastructure assets with the wherewithal and capability of acting as a potential replacement tenant, or that we could enter into a new lease with any such tenant on terms that are as favorable as the lease terms that were in place with the prior tenant.
Net leases may not result in fair market lease rates over time.
We expect a large portion of any future leasing revenue to come from net leases. Net leases typically have longer lease terms and, thus, there is an increased risk that if market rental rates increase in future years, the rates under any net leases in which we may invest will be less than fair market rental rates during those years. As a result, our income and distributions could be lower than they would otherwise be if we did not engage in net leases. Historically, we have sought to include a clause in each lease that provides increases in rent over the term of the lease, as well as participating features based on increases in the tenant's utilization of the underlying asset, but there can be no assurance we would be successful in obtaining such a clause with respect to any future net lease investments.
If a tenant declares bankruptcy and such action results in a rejection of the lease, or if the sale-leaseback transaction is challenged as a fraudulent transfer or re-characterized in the lessee company's bankruptcy proceeding, our business, financial condition and cash flows could be adversely affected.

Historically, we have entered into sale-leaseback transactions, whereby we purchase an energy infrastructure property and then simultaneously lease the same property back to the seller. If a lessee company declares bankruptcy, our business could be adversely affected. Any bankruptcy filings by any future tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy can be expected to delay our efforts to collect past due balances under our leases and loans, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy, we expect that all pre-bankruptcy balances due under the lease would be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any secured claims we have against our tenants may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. Any unsecured claim (such as our equity interests in our tenants) we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would harm our financial condition. In addition, a tenant may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement or a joint venture. If the lease was re-characterized as a financing arrangement, our rights and remedies as a lender, compared to our rights and remedies as a landlord, we would no longer have the right to sell or encumber the property and may or may not have a secured interest. If the sale-leaseback were re-characterized as a joint venture, our tenant and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.

Risk Related to Rising Inflation

We may be negatively impacted by inflation.

Increases in inflation may have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Continuing increases in inflation could impact the commodity markets generally, the overall demand for the use of our energy infrastructure assets, and our costs for labor, material and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest expense related to our variable rate indebtedness and any borrowings we undertake to refinance existing fixed rate indebtedness.

Table of Contents	Glossary of Defined Terms

Risks Related to Financing Our Business
Our indebtedness could have important consequences, including impairing our ability to obtain additional financing or pay future distributions, as well as subjecting us to the risk of foreclosure on any mortgaged properties in the event of non-payment of the related debt.
As of December 31, 2021, we had outstanding consolidated indebtedness of approximately $219.1 million. Our leverage could have important consequences. For example, it could:
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

Table of Contents	Glossary of Defined Terms

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

The administrator for LIBOR ceased publishing certain U.S. dollar LIBOR tenors at the end of 2021 and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Further, U.K. and U.S. regulatory authorities recently issued statements encouraging banks to cease entering into new USD LIBOR based loans by no later than December 31, 2021 and to continue to transition away from USD LIBOR based loans in preparation of IBA ceasing to calculate and publish LIBOR based rates on June 30, 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks.
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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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

Table of Contents	Glossary of Defined Terms

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
To the extent we issue shares of our Common Stock upon conversion of the Convertible Notes, the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of our Common Stock issuable upon such conversion of the Convertible Notes could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our Common Stock could depress the price of our Common Stock
Provisions of the Convertible Notes could discourage an acquisition of us by a third party.
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

Table of Contents	Glossary of Defined Terms

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
The voting rights of a holder of depositary shares are limited. Our Common Stock and Class B Common Stock are the only classes of our securities that carries full voting rights. Voting rights for holders of depositary shares exist primarily with respect to (i) the ability to elect (together with the holders of other series of preferred stock on parity with the Series A Preferred Stock, if any) two additional directors to our Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Series A Preferred Stock are in arrears, (ii) voting on amendments to our Charter, including the articles supplementary creating our Series A Preferred Stock (in some cases voting together with the holders of Parity Preferred Stock as a single class) that materially and adversely affect the rights of the holders of depositary shares representing interests in the Series A Preferred Stock and (iii) the creation of additional classes or series of our stock that are senior to the Series A Preferred Stock with respect to the payment of dividends or distributions of assets upon our liquidation, in each case, provided that in any event adequate provision for redemption has not been made. Other than certain limited circumstances, holders of depositary shares do not have any voting rights.
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
•The market for similar securities issued by other REITs;

Table of Contents	Glossary of Defined Terms

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
We have elected to be a REIT for federal income tax purposes. In order to qualify as a REIT, a substantial percentage of our income must be derived from, and our assets consist of, real estate assets, and, in certain cases, other investment property. We have acquired and managed investments which satisfy the REIT tests. Whether a particular investment is considered a real estate asset for such purposes depends upon the facts and circumstances of the investment. Due to the factual nature of the determination, the IRS may challenge whether any particular investment will qualify as a real estate asset or realize income which satisfies the REIT income tests. In determining whether an investment is a real property asset, we will look at the Code and the IRS's interpretation of the Code in regulations, published rulings, private letter rulings and other guidance. In the case of a private letter ruling issued to another taxpayer, we would not be able to bind the IRS to the holding of such ruling. We have received private letter rulings from the IRS with respect to certain issues relevant to our qualification as a REIT. In general, the rulings provide, subject to the terms and conditions contained therein, that we may treat certain of our assets as qualifying REIT assets and certain income that we receive as rents from interests in real property. Although we may generally rely upon the rulings, no assurance can be given that the IRS will not challenge our qualification as a REIT on the basis of other issues or facts outside the scope of the rulings. If the IRS successfully challenges our qualification as a REIT, we may not be able to achieve our objectives and the value of our stock may decline. As a REIT, our distributions from earnings and profits will be treated as ordinary income, and generally will not qualify as qualified dividend income ("QDI").
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
Beginning with our fiscal year ended December 31, 2013, we believe our income and investments have allowed us to meet the income and asset tests necessary for us to qualify for REIT status and we have elected to be taxed as a REIT for fiscal years 2013 through 2021. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. Accordingly, we cannot assure our stockholders that we will be organized or will operate to qualify as a REIT for future fiscal years. If, with respect to any taxable year, we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. After our initial election and qualification as a REIT, if we later failed to so qualify and we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for four subsequent taxable years. If we fail to qualify as a REIT, corporate-level income tax would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to holders of equity securities would be reduced for the year or years involved, and we

Table of Contents	Glossary of Defined Terms

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
In order to assist us in maintaining our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter restricts ownership of more than 9.8 percent (in value or in number, whichever is more restrictive) of our outstanding shares of Common Stock, or 9.8 percent in value of our outstanding capital stock (which includes all classes and series of our stock), subject to certain exceptions. Notwithstanding any other provision of the Convertible Notes or the Indentures, no holder of Convertible Notes will be entitled to receive Common Stock following conversion of such Convertible Notes to the extent that receipt of such Common Stock would cause such holder (after application of certain constructive ownership rules) to exceed the ownership limit contained in our charter. We will not be able to deliver our Common Stock, even if we would otherwise choose to do so, to any holder of Convertible Notes if the delivery of our Common Stock would cause that holder to exceed the ownership limits described above.

Table of Contents	Glossary of Defined Terms

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
From time to time we may acquire C corporations or assets of C corporations in transactions in which the basis of the corporations' assets in our hands is determined by reference to the basis of the assets in the hands of the acquired corporations.
In the case of assets we acquire from a C corporation in a conversion transaction, which the Treasury regulations define as the qualification of a C corporation as a REIT or the transfer of property owned by a C corporation to a REIT, if we dispose of any such asset in a taxable transaction (including by deed in lieu of foreclosure) during the five-year period beginning on the date of the conversion transaction, then we generally will be required to pay tax at the highest regular corporate tax rate on the gain recognized to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted tax basis in the asset, in each case determined as of the date of the conversion transaction, with certain REIT modifications, provided deemed sale treatment is not elected or certain exceptions under the Treasury regulations do not apply. Any taxes we pay as a result of such gain would

Table of Contents	Glossary of Defined Terms

reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a conversion transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a conversion transaction, we could potentially succeed to any tax liabilities and earnings and profits of any acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the conversion transaction occurred, we could avoid disqualification as a REIT by paying a "deficiency dividend." Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. Although we are not aware of any pending tax legislation that would adversely affect our ability to qualify as a REIT, we cannot predict how future changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the income tax consequences of such qualification.
Risks Related to Our Corporate Structure and Governance
We will be dependent upon key personnel of Corridor and Crimson for our future success.
We will be dependent on the diligence, expertise and business relationships of the management of CorEnergy and Crimson to implement our strategy of acquiring real property assets. The departure of one or more investment professionals of CorEnergy or Crimson could have a material adverse effect on our ability to implement this strategy and on the value of our Common Stock. There can be no assurance that we will be successful in implementing our strategy.
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

Table of Contents	Glossary of Defined Terms

our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our Common Stock or the Series A Preferred Stock.
Risk Related to Terrorism, Armed Conflicts, and Cybersecurity
A terrorist attack, act of cyber-terrorism or armed conflict could harm our business.
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
Terrorist attacks and armed conflict, or their impacts on the energy industry served by our infrastructure assets, could have a material adverse effect on our business, financial condition, or results of operations.

Terrorist attacks and armed conflict may significantly affect the energy industry, including our operations and those of our current and potential customers, as well as general economic conditions, consumer confidence and spending, and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. Our insurance may not protect against such occurrences. Furthermore, commodity markets are currently also subject to heightened levels of uncertainty related to the Russian military incursion into Ukraine, which could give rise to regional instability and result in heightened economic sanctions by the U.S. and the international community that, in turn, could increase uncertainty with respect to global financial markets and production output from the Organization of Petroleum Exporting Countries and other oil producing nations. Consequently, it is possible that any of these occurrences, or a combination of them, could adversely impact the energy markets served by our infrastructure assets which could, in turn, have a material adverse effect on our business, financial condition, and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. Properties
Refer to Item 1. Business of this Form 10-K for a discussion of our properties.

Table of Contents	Glossary of Defined Terms

ITEM 3. LEGAL PROCEEDINGS
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is traded on the NYSE, under the symbol "CORR". There is no established public trading market for our Class B Common Stock. As of December 31, 2021, there were 22 stockholders of record of the Company's Common Stock and eight stockholders of record of the Company's Class B Common Stock. A substantially greater number of holders of our Common Stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
Our portfolio of energy infrastructure real property assets generates cash flow to us from which we pay dividends to stockholders. The amount of any dividend is recorded on the ex-dividend date. The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. Although there is no assurance that we will continue to make regular dividend payments, we believe that a number of actions have been taken, including the acquisition of our interest in Crimson on February 4, 2021, to maintain 2022 dividends on a quarterly basis and an estimated total 2022 annualized dividend on our Common Stock of $0.20 per share. The amount of any dividends that may be paid on outstanding shares of Class B Common Stock are subject to a formula based on the amount of dividends declared on our Common Stock. Refer to Item 7, "Dividends," for further discussion of our dividend and of the relationship between Common Stock dividends and Class B Common Stock dividends.
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
As long as we qualify as a REIT, distributions made to our taxable U.S. stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends or retained capital gains) will be taken into account by them as ordinary income, and corporate stockholders will not be eligible for the dividends received deduction as to such amounts. If we received QDI and designate such portion of our distributions as QDI in a written notice mailed no later than 60 days after the close of our taxable year, an individual U.S. stockholder may qualify (provided holding period and certain other requirements are met) to treat such portion of the distribution as QDI, eligible to be taxed at the reduced maximum rate of 20 percent. Distributions in excess of current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of such stockholder's Common Stock, but rather will reduce the adjusted basis of such shares as a return of capital. To the extent that such distributions exceed the adjusted basis of a stockholder's Common Stock, they will be included in income as long-term capital gains (or short-term capital gain if the shares have been held for one year or less), assuming the shares are a capital asset in the hands of the stockholder. Distributions that we properly designate as capital gain dividends will be taxable to stockholders as gains (to the extent they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year. If we designate any portion of a dividend as a capital gain dividend, a U.S. stockholder will receive an Internal Revenue Service Form 1099-DIV indicating the amount that will be taxable to the stockholder as a capital gain. As a REIT, we generally will be subject to corporate level tax on certain built-in gains in assets if such assets are sold during the 5-year period following a conversion transaction, unless deemed sale treatment is elected or other exceptions apply under the applicable Treasury regulations. Built-in gain assets are assets whose fair market value exceeds the REIT's adjusted tax basis at the time of such transaction if our initial tax basis in the asset is less than the fair market value of the asset. In addition, a REIT may not have earnings and profits accumulated in a non-REIT year.
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

Table of Contents	Glossary of Defined Terms

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
Recent Sales of Unregistered Securities
We did not sell any securities during the fourth quarter ended December 31, 2021 that were not registered under the Securities Act of 1933.
Performance Graph
We operate as a REIT and primarily own assets in the midstream and downstream U.S. Energy sectors that perform utility-like functions, such as pipelines, storage terminals, rail terminals and gas transmission and distribution assets. The following graph sets forth the cumulative return on our Common Stock between January 1, 2017 and December 31, 2021, as compared to the following set of relevant indices: FTSE NAREIT All Equity REIT Index ("FTSE NAREIT"), the Dow Jones Utilities Average Index ("DJ UTIL"), the S&P Global Infrastructure Index ("SPGTIND") and the Alerian MLP Index ("AMZ"). The graph assumes a $100 investment was made on December 31, 2016 in each of our Common Stock, the FTSE NAREIT, the DJ UTIL, the SPGTIND and the AMZ, and assumes the reinvestment of all cash dividends. The comparisons in the graph below are based on historical data and are not intended to forecast future performance.

Stockholder Cumulative Total Return Performance Graph
through December 31, 2021
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2016
2017
2018
2019
2020
2021
CORR
FTSE NAREIT
DJ UTIL
SPGTIND
AMZ

The performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Table of Contents	Glossary of Defined Terms

	Cumulative Value of $100 Investment, through December 31,
	2016	2017	2018	2019	2020	2021
CorEnergy Infrastructure Trust, Inc.	$100.00	$123.21	$110.04	$162.39	$25.40	$12.60
FTSE NAREIT All Equity REIT Index	100.00	110.53	101.94	136.81	142.24	214.14
Dow Jones Utilities Average Index	100.00	111.91	109.02	141.40	156.59	187.02
S&P Global Infrastructure Index	100.00	119.94	106.15	134.98	134.24	150.12
Alerian MLP Index	100.00	95.89	80.17	89.01	64.33	93.62
Our shares began trading on the NYSE on February 2, 2007. Since December 3, 2012, our Common Stock has traded under the symbol "CORR".

ITEM 6. RESERVED

Table of Contents	Glossary of Defined Terms

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
OVERVIEW AND BUSINESS OBJECTIVE
We are a publicly traded REIT focused on energy infrastructure. Our business strategy is to own and operate or lease critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. We currently generate revenue from the transportation, via pipeline, of crude oil and natural gas for our customers in California and Missouri. The pipelines are located in areas where it would be difficult to replicate rights of way or transport crude oil or natural gas via non-pipeline alternatives resulting in our assets providing utility-like criticality in the midstream supply chain for our customers. As primarily regulated assets, the near to medium term value of our regulated pipelines is supported by revenue derived from cost-of-service methodology. The cost-of-service methodology is used to establish appropriate transportation rates based on several factors including expected volumes, expenses, debt and return on equity. The regulated nature of the majority of our assets provides a degree of support for our profitability over the long-term, where the majority of our customers own the products shipped on, or stored in, our facilities. We believe these characteristics provide CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector. We also believe that our strengths in the hydrocarbon midstream industry can be leveraged to participate in energy transition, e.g., CO2 transportation for sequestration.
Prior to February 2021, we generated long-term contracted revenue from operators of our assets, primarily under triple-net participating leases without direct commodity price exposure.
RECENT DEVELOPMENTS
Current Year 2021 Developments:
•Effective February 1, 2021, we acquired a 49.50 percent interest in Crimson, with the right to acquire the remaining 50.50 percent interest, in exchange for a combination of cash on hand of $74.6 million (after giving effect to initial working capital adjustments), commitments to issue new common and preferred equity with a fair value of $115.3 million (also after giving effect to the initial working capital adjustments), contribution of the GIGS to the sellers with a fair value of $48.9 million and $105.0 million in new term loan and revolver borrowings (the "Crimson Credit Facility"), all as detailed further below (the "Crimson Transaction"). The initial fair value of the aggregate consideration was $343.8 million, subject to certain post-closing purchase price adjustments, including a non-controlling interest of $115.3 million.
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

Table of Contents	Glossary of Defined Terms

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
•In February 2021, we petitioned before the CPUC to seek approval for the purchase of the remaining 50.5 percent of Crimson Midstream Holdings. We maintain continuous dialog with the CPUC and anticipate a decision in the second half of 2022.
•During 2021, the COVID-19 pandemic and the uncertainty of production from OPEC members, US producers and other international suppliers continue to caused significant disruptions and volatility in the global oil marketplace, which adversely affected our customers. In response to COVID-19, governments around the world implemented stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures adversely affected the economies and financial markets of the U.S. and many other countries during the year. Despite the progress made to contain the virus, there continues to be significant uncertainty regarding how long these conditions will persist and the impact of the virus on the energy industry and potential impacts to our business.
HOW WE GENERATE REVENUE
We earn revenue from transporting or storing crude oil and natural gas for our customers. Our revenue is generated based on a:
•Fixed-fee per unit of commodity transported during the period or
•Fixed fee for reserved capacity.
Crimson Pipeline
Crimson Pipeline is an approximately 2,000-mile crude oil transportation pipeline system, which includes approximately 1,100 active miles, with associated storage facilities located in southern California and the San Joaquin Valley. The pipeline network provides a critical link between California crude oil production and California refineries. Revenue is primarily generated based on a fixed-fee tariff paid on each barrel of crude oil transported on our pipeline system. Our tariffs are regulated by the CPUC under a cost-of-service methodology. While the majority of our Crimson pipeline volumes are not contractually obligated to be transported on our pipelines, our pipelines have provided transportation services to the same refineries for decades. Our pipeline system provides a safe, reliable, environmentally sustainable and economical method of transporting crude oil from the California crude oil producers to the California refineries. Furthermore, we are generally the only pipeline providing a connection between the producers and our customers, which are the refineries we serve.
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

Table of Contents	Glossary of Defined Terms

Panhandle Eastern pipeline ("EPL"), Rockies Express pipeline ("REX"), Spire STL Pipeline ("STL") and Mississippi River Transmission pipeline ("MRT"). MoGas connects to these three pipelines around the St. Louis area and transports the natural gas to south-central Missouri where it connects to the Omega pipeline. MoGas supplies several local natural gas distribution networks along its path. The Omega pipeline system primarily serves as a local natural gas delivery system for Fort Leonard Wood.
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
The majority of our costs remain stable across broad ranges of throughput volumes, but can vary depending upon the level of both planned and unplanned maintenance activity in particular reporting periods. Utility cost is the primary expense which fluctuates based on throughput volumes and also fluctuates based on commodity prices.

Table of Contents	Glossary of Defined Terms

FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
The comparability of our current financial results, in relation to prior periods, are affected by the recent transactions described below. As a result, the usefulness of the year over year comparisons between the year-to-date periods ended December 31, 2021 and the year-to-date periods ended December 31, 2020 are limited. The financial results should be read in connection with the financial information in Form 8-K filed February 10, 2021, Form 8-K/A filed April 22, 2021, and Form 8-K/A filed September 3, 2021.
Disposal of Grand Isle Gathering System
Effective February 1, 2021, the Grand Isle Gathering System was provided as partial consideration for the purchase of the 49.50 percent interest in Crimson.
Sale of Pinedale LGS
On June 30, 2020, the Pinedale LGS was sold to Ultra Wyoming, the former tenant under the Pinedale Lease Agreement and a wholly-owned subsidiary of Ultra Petroleum Corp, and consequently is not included in our 2021 results.
Crimson Transaction
On February 4, 2021 (effective February 1, 2021), the Company acquired a 49.50 percent interest in Crimson as described elsewhere in this Report.
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
Basis of Presentation
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of December 31, 2021, its direct and indirect wholly-owned subsidiaries, and consolidated variable interest entities ("VIEs") for which CorEnergy is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation, and our net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the years ended December 31, 2021 and 2020. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. However, the operations of the Company beginning in 2021 differ significantly due to the losses experienced in 2020 and resulting disposition of assets. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Report.

Table of Contents	Glossary of Defined Terms

The following table and discussion are a summary of our results of operations for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Revenue
Transportation and distribution revenue	$116,536,612	$19,972,351
Pipeline loss allowance subsequent sales	8,606,850	—
Lease revenue	1,246,090	21,351,123
Deferred rent receivable write-off	—	(30,105,820)
Other revenue	1,744,244	120,417
Total Revenue	128,133,796	11,338,071
Expenses
Transportation and distribution expenses	58,146,006	6,059,707
Pipeline loss allowance subsequent sales cost of revenue	8,194,040	—
General and administrative	26,641,161	12,231,922
Depreciation, amortization and ARO accretion expense	14,801,676	13,654,429
Loss on impairment of leased property	—	140,268,379
Loss on impairment and disposal of leased property	5,811,779	146,537,547
Loss on termination of lease	165,644	458,297
Total Expenses	113,760,306	319,210,281
Operating Income (Loss)	$14,373,490	$(307,872,210)
Other Income (Expense)
Other income	$769,682	$471,449
Interest expense	(12,742,157)	(10,301,644)
Gain (loss) on extinguishment of debt	(861,814)	11,549,968
Total Other Income (Expense)	(12,834,289)	1,719,773
Income (loss) before income taxes	1,539,201	(306,152,437)
Income tax expense (benefit), net	4,074,759	(84,858)
Net Income (Loss)	(2,535,558)	(306,067,579)

Other Financial Data(1)
Adjusted Net Income (loss)	$11,973,197	$1,412,733
Cash Available for Distribution	$(1,399,583)	$4,020,453
Adjusted EBITDA	$43,591,789	$25,283,948

Capital Expenditures
Maintenance Capital	$7,339,994	NA
Growth Capital	6,763,551	NA
Volume
Average Volume (bpd) - Crude Oil(2)	189,635	NA
(1) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue. Consolidated revenues were $128.1 million for the year ended December 31, 2021 compared to $11.3 million for the year ended December 31, 2020, representing an increase of $116.8 million. Transportation and distribution revenue from our subsidiaries Crimson, MoGas, and Omega was $116.5 million and $20.0 million for the years ended December 31, 2021 and 2020, respectively. The $96.6 million increase was primarily driven by increased revenue from the acquisition of Crimson Midstream Holding in February 2021. Transportation and distribution revenue for MoGas and Omega increased $1.6 million primarily driven by increased transportation revenue due to new contracts that became effective in the fourth quarter of 2020 and an increase in commodity fees. We also recognized $8.6 million in PLA subsequent sales revenue due to the Crimson acquisition. This represents the revenue on sale of crude oil inventory, which is offset by the PLA subsequent sales cost of revenue of $8.2 million for a net margin of $0.4 million.

Table of Contents	Glossary of Defined Terms

Lease revenue was $1.2 million for the year ended December 31, 2021, resulting in a decrease of $20.1 million. The decrease in lease revenue was a result of the sale Grand Isle Gathering System during the first quarter of 2021 and Pinedale LGS in second quarter 2020. Lease revenue in the current year is primarily related to a Crimson storage lease; however, the storage contract expired June 30, 2021 and was not renewed. The revenue from that contract from February 1 to June 30 of 2021 was $1.1 million. During the year ended December 31, 2020, we recorded a non-cash deferred rent receivable write-off of $30.1 million for the Grand Isle Lease Agreement as the receivable was no longer probable of collection.
Transportation and distribution revenue from our subsidiaries Crimson, MoGas, and Omega was $116.5 million and $20.0 million for the years ended December 31, 2021 and 2020, respectively. The $96.6 million increase was primarily driven by increased revenue from the acquisition of Crimson Midstream Holding in February 2021. In the year ended December 31, 2020, lease revenue was decreased by $30.1 million non-cash write-off of the deferred rent receivable, which was determined to be no longer probable of collection in the first quarter of 2020, no write-offs occurred during the year ended December 31, 2021.
Transportation and Distribution Expenses. Transportation and distribution expenses were $58.1 million and $6.1 million for the years ended December 31, 2021 and 2020, respectively, representing an increase of $52.1 million. The Crimson Transaction resulted in an $52.2 million increase for the period.
General and Administrative Expenses. General and administrative expenses were $26.6 million for the year ended December 31, 2021 compared to $12.2 million for the year ended December 31, 2020. The most significant components of the variance from the prior year are outlined in the following table and explained below:

	For the Years Ended December 31,
	2021	2020
Management fees	$10,264,389	$5,073,977
Acquisition and professional fees	13,304,316	5,931,628
Other expenses	3,072,456	1,226,317
Total	$26,641,161	$12,231,922
Management fees and employee-related costs for the year ended December 31, 2021 is comprised of (i) $1.0 million transaction bonus outlined in the Contribution Agreement related to the Internalization, (ii) $5.3 million in Crimson employee-related costs, (iii) $5.0 million in Corridor employee compensation and office related expenses incurred since February 1, 2021, and (iv) $0.3 million in management fees for January. Due to stockholder approval at the Annual Meeting on June 29, 2021, we will no longer be subject to the management fee after February 1, 2021 but will incur, on a go-forward basis, the employee compensation and office related costs. See Part IV, Item 15, Note 11 ("Management Agreement") for additional information.
Acquisition and professional fees for the year ended December 31, 2021 increased $7.4 million, primarily as a result of (i) a $4.1 million increase in accounting, legal and consulting services, and (ii) a $3.2 million increase expenses primarily related to the Crimson and Internalization transactions. Generally, we expect these expenses to be repaid over time from income generated by acquisitions.
Other expenses for the for the year ended December 31, 2021 increased $1.8 million compared to the prior year. The increase in other expenses is primarily due to the Crimson acquisition.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $14.8 million for the year ended December 31, 2021 compared to $13.7 million for the year ended December 31, 2020. The $1.1 million increase was primarily driven by depreciation expense. The increase in depreciation expense was driven by depreciation expense for the Crimson acquired assets, offset by (i) a two quarter reduction in depreciation for the Pinedale LGS as a result of the sale of the asset to Ultra Wyoming at the end of the second quarter of 2020, (ii) a reduction in depreciation for the GIGS asset which was sold February 4, 2021, and (iii) a $421 thousand reduction in accretion expense as a result of the sales of the GIGS asset.
Loss on Impairment of Leased Property. For the year ended December 31, 2020, we recognized a $140.3 million loss on impairment of leased property related to our GIGS asset. The impairment analysis was triggered by the impacts of the COVID-19 pandemic and significant decline in the global energy markets, which adversely impacted the EGC Tenant under the Grand Isle Lease Agreement. Refer to Part IV, Item 15, Note 5 ("Leased Properties And Leases") for further discussion of the impairment, including the valuation methodology used to determine the fair value of the GIGS asset.
Loss on Impairment and Disposal of Leased Property. In connection with the Crimson Transaction, the GIGS asset was used as partial consideration to acquire our 49.50 percent interest in Crimson. The net book value of the GIGS asset was $63.5 million and the carrying value of the asset retirement obligation was $8.8 million or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of $48.9 million upon closing of the Crimson Transaction resulting in a loss on impairment and disposal of leased property of approximately $5.8 million for the year ended December 31, 2021. For the year

Table of Contents	Glossary of Defined Terms

ended December 31, 2020, we recognized a $146.5 million loss on impairment and disposal of leased property related to our Pinedale LGS asset. The impairment and sale of the Pinedale LGS was triggered by the bankruptcy of the Pinedale LGS tenant, Ultra Wyoming, during the second quarter of 2020. Refer to Part IV, Item 15, Note 5 ("Leased Properties And Leases") for further discussion of the impairment and sale of the Pinedale LGS asset.
Loss on Termination of Lease. In connection with the contribution of the GIGS asset as partial consideration to acquire our 49.50 percent interest in Crimson, we reached a settlement agreement with the tenant under the Grand Isle Lease Agreement and terminated the lease. For the year ended December 31, 2021, the Company recorded a write-off of the remaining deferred lease costs of $166 thousand associated with the termination of the lease. For the year ended December 31, 2020, we recognized a $458 thousand loss on termination of lease related to the sale of our Pinedale LGS asset during the second quarter of 2020, which resulted in the termination of the Pinedale Lease Agreement. Refer to Part IV, Item 15, Note 5 ("Leased Properties And Leases") for further discussion of the sale of the Pinedale LGS asset and lease termination.
Other Income. Other income increased $0.7 million for the year ended December 31, 2021. This increase was primarily related to $1.2 million from the addition of Crimson in the year ended December 31, 2021, partially offset by a $0.5 million decrease of interest income, which decreased from the prior-year period due to a reduction in cash.
Interest Expense. For the years ended December 31, 2021 and 2020, interest expense totaled approximately $12.7 million and $10.3 million, respectively. The increase was primarily attributable to increased borrowing.
Gain (Loss) on Extinguishment of Debt. During the year ended December 31, 2021, in connection with the Crimson acquisition, the Company terminated the CorEnergy Credit Facility with Regions Bank and eliminated the associated deferred debt issuance costs of $862 thousand. For the year ended December 31, 2020, a gain on extinguishment of debt of $11.5 million was recognized for (i) the release agreement entered into with Prudential for the Amended Pinedale Term Credit Facility in connection with the sale of the Pinedale LGS on June 30, 2020 ($11.0 million) and (ii) the repurchase of the 5.875% Convertible Notes completed in April of 2020 ($576 thousand). For additional information, see Part IV, Item 15, Note 14 ("Debt").
Income Tax Expense (Benefit). Income tax expense was $4.1 million for the year ended December 31, 2021 compared to income tax benefit of $85 thousand for the year ended December 31, 2020. The income tax expense in the current year period is primarily the result of an increase in the valuation allowance for certain federal and state net operating loss carryforwards at Corridor MoGas, Inc. The income tax benefit recorded in the prior year is primarily the result of carryback of net operating losses against net operating income in prior periods and additional net operating losses generated by certain of our TRS entities, partially offset by certain fixed asset, deferred contract revenue and loan loss activities.
Net Income (Loss). Net income (loss) was $(2.5) million and $(306.1) million for the years ended December 31, 2021 and 2020, respectively, representing a increase of $303.5 million. After deducting $9.4 million and $9.2 million for the portion of preferred dividends that are allocable to each respective period, net loss attributable to Common Stockholders for the year ended December 31, 2021 was $(20.9) million, or $(1.44) per basic and diluted common share, as compared to $(315.3) million, or $(23.09) per basic and diluted common share, for the prior year.
For the comparison of our results of operations for the years ended December 31, 2020 and December 31, 2019 and discussion of our operating activities, investing activities and financing activities for these years, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 4, 2021.

ASSET PORTFOLIO AND RELATED DEVELOPMENTS
Descriptions of our asset portfolio and related operations, are included in Part I, Item 2, "Properties" and in Part IV, Item 15, Note 5 ("Leased Properties And Leases"), Note 4 ("Transportation And Distribution Revenue") and Note 6 ("Financing Notes Receivable") included in this Report. This section provides additional information concerning material developments related to our asset portfolio during the year ended December 31, 2021 and through the date of this Report. For additional information concerning the sale of GIGS effective February 4, 2021, refer to the disclosure under the heading "Sale and Impairment of the Grand Isle Gathering System" in Part IV, Item 15, Note 5 ("Leased Properties And Leases") in this Report and for additional information concerning the sale of the Pinedale LGS effective June 30, 2020, refer to the disclosure under the heading "Impairment and Sale of the Pinedale Liquids Gathering System" in Part IV, Item 15, Note 5 ("Leased Properties And Leases") in this Report.

Table of Contents	Glossary of Defined Terms

Crimson
On October 4, 2021, a pipeline ruptured off the coast of California which caused an oil spill offshore near Huntington Beach, California. The pipeline is not owned by CorEnergy or Crimson, nor does the Company own or operate any offshore platforms or pipelines.
The Company has historically received barrels transported by the affected pipeline, at an average of approximately 4,600 bpd over the four months prior to the spill, equating to average monthly revenue of approximately $98 thousand during that time (including the associated pipeline loss allowance). Currently, this production has been shut in and the timing of its return is uncertain. Regardless of the outcome, we do not expect this event to affect our common dividend outlook, which is subject to board approval.
On October 6, 2021, the Kern County Superior Court ordered Kern county to stop issuing new oil and gas drilling permits pending review of a new environmental impact report process, which could limit growth opportunities for volumes delivered to Crimson pipelines.
On October 29, 2021, Phillips 66 confirmed plans to convert its 140,000 barrel per day San Francisco refinery in Rodeo, California to renewable diesel in early 2024. As a result, the refinery will no longer process crude oil. Currently, the refinery sources a significant portion of their crude oil, via a dedicated Phillips 66 pipeline, from the San Joaquin valley which is the same source of volumes for the Company's pipelines. After closure of the refinery, the crude oil being consumed from the San Joaquin valley, by Phillips 66, will need to be transported to another refinery since the Phillips 66 pipeline is only connected to their refinery, which could provide additional growth opportunities for volumes delivered to Crimson pipelines.
MoGas Pipeline
On April 24, 2020, MoGas entered into a Facilities Interconnect Agreement with Spire STL Pipeline LLC ("STL Pipeline"). Under the terms of the agreement, MoGas constructed an interconnect to allow gas to be delivered by STL Pipeline and received by MoGas for a cost of approximately $3.3 million. Construction was completed during the fourth quarter of 2020 at which point MoGas began receiving incremental revenue as described below.
On June 22, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an order vacating the Spire STL Pipeline’s certificate, stating the problem with the 2018 certificate was that FERC found a market need for the pipeline despite only one shipper, an affiliate of Spire STL Pipeline, committing to use it; and remanding the proceeding back to the FERC. On December 3, 2021, FERC granted a temporary certificate authorizing use until the FERC acts. There have been filings with FERC from several impacted parties expressing concern of the adverse effect to the area should the court’s order to vacate the certificate remain. While there is no impairment at this time, if the STL Pipeline is taken out of service, CorEnergy's financial condition and results of operations may be adversely impacted by impairment of our interconnect assets, currently carried at approximately $3.3 million.
NON-GAAP FINANCIAL MEASURES
We use certain financial measures that are not recognized under GAAP. The non-GAAP financial measures used in this Report include Adjusted Net Income, CAD, and Adjusted EBITDA. These supplemental measures are used by our management team and are presented because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders, provide for debt repayments, provide for future capital expenditures and provide for repurchases or redemptions of any series of our preferred stock by providing perspectives not immediately apparent from GAAP measures.
We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income (loss) or indicators of any other performance measure determined in accordance with GAAP. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income (loss), cash flows from operating activities or revenues. Management compensates for the limitations of Adjusted Net Income, CAD, and Adjusted EBITDA as analytical tools by reviewing the comparable GAAP measures, understanding the differences between non-GAAP measures compared to (as applicable) operating income (loss), net income (loss) and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results. The financial impacts of the Crimson assets are only included for the period from February 1, 2021 to December 31, 2021 for the non-GAAP measurements outlined below.

Table of Contents	Glossary of Defined Terms

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

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income (loss)	$(2,535,558)	$(306,067,579)	$4,079,495
Add:
Loss on impairment of leased property	—	140,268,379	—
Loss on impairment and disposal of leased property	5,811,779	146,537,547	—
Loss on termination of lease	165,644	458,297	—
Deferred rent receivable write-off	—	30,105,820	—
Loss (gain) on extinguishment of debt	861,814	(11,549,968)	33,960,565
Gain on the sale of equipment	(16,508)	(13,683)	(7,390)
Other accruals write-off	(297,800)	—	—
Transaction costs	6,947,334	1,673,920	185,495
Transaction bonus	1,036,492	—	—
Adjusted Net Income (Loss)	$11,973,197	$1,412,733	$38,218,165
Add:
Depreciation, amortization and ARO accretion (Cash Flows)	16,406,557	14,924,464	23,808,083
Deferred tax expense	4,076,290	310,985	354,642
Less:
Transaction costs	6,947,334	1,673,920	185,495
Transaction bonus	1,036,492	—	—
Maintenance capital expenditures	7,339,994	—	—
Preferred dividend requirements - Series A	9,395,604	9,189,809	9,255,468
Preferred dividend requirements - Non-controlling interest	3,136,203	—	—
Mandatory debt amortization	6,000,000	1,764,000	—
Cash Available for Distribution	$(1,399,583)	$4,020,453	$52,939,927
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to December 31, 2021.

Table of Contents	Glossary of Defined Terms

The following table reconciles net cash provided by (used in) operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net cash provided by operating activities	$17,298,110	$10,383,070	$61,779,104
Changes in working capital	7,471,908	4,591,192	416,291
Other accruals write-off	(297,800)	—	—
Maintenance capital expenditures	(7,339,994)	—	—
Preferred dividend requirements	(9,395,604)	(9,189,809)	(9,255,468)
Preferred dividend requirements - non-controlling interest	(3,136,203)	—	—
Mandatory debt amortization included in financing activities	(6,000,000)	(1,764,000)	—
Cash Available for Distribution	$(1,399,583)	$4,020,453	$52,939,927

Other Special Items:
Transaction costs	$6,947,334	$1,673,920	$185,495
Transaction bonus	1,036,492	—	—

Other Cash Flow Information:
Net cash provided by (used in) investing activities	$(83,593,954)	$(2,127,822)	$4,699,066
Net cash used in financing activities	(20,804,585)	(29,521,984)	(14,901,704)
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to December 31, 2021.
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

Table of Contents	Glossary of Defined Terms

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income (loss)	$(2,535,558)	$(306,067,579)	$4,079,495
Loss on impairment of leased property	—	140,268,379	—
Loss on impairment and disposal of leased property	5,811,779	146,537,547	—
Loss on termination of lease	165,644	458,297	—
Deferred rent receivable write-off	—	30,105,820	—
Loss (gain) on extinguishment of debt	861,814	(11,549,968)	33,960,565
Other accruals write-off	(297,800)	—	—
Gain on the sale of equipment	(16,508)	(13,683)	(7,390)
Transaction costs	6,947,334	1,673,920	185,495
Transaction bonus	1,036,492	—	—
Depreciation, amortization and ARO accretion expense	14,801,676	13,654,429	22,581,942
Income tax expense (benefit), net	4,074,759	(84,858)	234,618
Interest expense, net	12,742,157	10,301,644	10,578,711
Adjusted EBITDA	$43,591,789	$25,283,948	$71,613,436
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to December 31, 2021.

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

The following table presents a reconciliation of Net Income (Loss) Attributable to Common Stockholders, as reported in the Consolidated Statements of Operations, to EBITDAre:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income (Loss) Attributable to Common Stockholders	$(20,926,685)	$(315,257,388)	$(5,175,973)
Add:
Interest expense	12,742,157	10,301,644	10,578,711
Depreciation, amortization, and ARO accretion	14,801,676	13,654,429	22,581,942
Loss on impairment of leased property	—	140,268,379	—
Loss on impairment and disposal of leased property	5,811,779	146,537,547	—
Loss on termination of lease	165,644	458,297	—
Less:
Income tax (expense) benefit	4,074,759	84,858	(234,618)
EBITDAre	$8,519,812	$(4,121,950)	$28,219,298
Add:
Deferred rent receivable write-off	—	30,105,820	—
(Gain) loss on extinguishment of debt	861,814	(11,549,968)	33,960,565
Preferred dividend requirements	9,395,604	9,189,809	9,255,468
Adjusted EBITDAre	$18,777,230	$23,623,711	$71,435,331
The financial impacts of the Crimson assets only represent the period from February 1, 2021 to December 31, 2021.

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
We calculate NAREIT FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts as restated and approved in a December 2018 White Paper. NAREIT FFO does not represent amounts available for management's discretionary use because of needed capital for replacement or expansion, debt service obligations, or other commitments and uncertainties. NAREIT FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our financial performance, or to cash flow from operating activities (computed in accordance with GAAP), as an indicator of our liquidity, or as an indicator of funds available for our cash needs, including our ability to make distributions or to service our indebtedness.
For completeness, the following table sets forth a reconciliation of our net income (loss) attributable to CorEnergy stockholders as determined in accordance with GAAP and our calculations of NAREIT FFO for the years ended December 31, 2021, 2020 and 2019. Also presented is information regarding the weighted-average number of shares of our Common Stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

NAREIT FFO
	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income (Loss) attributable to CorEnergy Stockholders	$(11,531,081)	$(306,067,579)	$4,079,495
Less:
Preferred Dividend Requirements	9,395,604	9,189,809	9,255,468
Net Income (Loss) attributable to Common Stockholders	$(20,926,685)	$(315,257,388)	$(5,175,973)
Add:
Depreciation	14,661,268	13,131,468	22,046,041
Amortization of deferred lease costs	2,547	61,248	91,932
Loss on impairment of leased property	—	140,268,379	—
Loss on impairment and disposal of leased property	5,811,779	146,537,547	—
Loss on termination of lease	165,644	458,297	—
Less:
Non-Controlling Interest attributable to NAREIT FFO reconciling items	6,209,810	—	—
NAREIT funds from operations (NAREIT FFO)	$(6,495,257)	$(14,800,449)	$16,962,000

Weighted Average Shares of Common Stock Outstanding:
Basic	14,581,850	13,650,718	13,041,613
Diluted	14,581,850	13,650,718	15,425,747
NAREIT FFO attributable to Common Stockholders
Basic	$(0.45)	$(1.08)	$1.30
Diluted (1)	$(0.45)	$(1.08)	$1.30
(1) The years ended December 31, 2020 and 2019 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part IV, Item 15, Note 14 ("Debt") for additional details.

NAREIT FFO, FFO Adjusted for Securities Investment, and AFFO Reconciliation
	For the Fiscal 2021 Quarters Ended
	March 31	June 30	September 30	December 31
Net Loss attributable to CorEnergy Stockholders	$(12,299,571)	$412,539	$2,764,286	$(2,408,335)
Less:
Preferred Dividend Requirements	2,309,672	2,309,672	2,388,130	2,388,130
Net Loss attributable to Common Stockholders	$(14,609,243)	$(1,897,133)	$376,156	$(4,796,465)
Add:
Depreciation	2,830,909	3,724,124	3,666,527	4,439,708
Amortization of deferred lease costs	2,547	—	—	—
Loss on impairment and disposal of leased property	5,811,779	—	—	—
Loss on termination of lease	165,644	—	—	—
Less:
Non-controlling interests attributable to NAREIT FFO reconciling items	917,839	1,459,944	2,026,838	1,805,189
NAREIT funds from operations (NAREIT FFO)	$(6,716,203)	$367,047	$2,015,845	$(2,161,946)

Weighted Average Shares of Common Stock Outstanding:
Basic	13,651,521	13,659,667	15,426,226	15,559,737
Diluted	13,651,521	13,659,667	15,426,226	15,559,737
NAREIT FFO attributable to Common Stockholders
Basic	$(0.49)	$0.03	$0.13	$(0.14)
Diluted(1)	$(0.49)	$0.03	$0.13	$(0.14)
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

DIVIDENDS
Our portfolio of energy infrastructure real property assets generates cash flow from which we pay distributions to stockholders. We pay dividends based on what we believe is the median long-term cash generating ability of our assets adjusted for special items. For the year ended December 31, 2021, the primary sources of our stockholder distributions included transportation and distribution revenue from Crimson, MoGas, and Omega.
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
Distributions to Common Stockholders are recorded on the ex-dividend date and distributions to preferred stockholders are recorded when declared by the Board of Directors. The characterization of any distribution for federal income tax purposes will not be determined until after the end of the taxable year. Refer to Part IV, Item 15, Note 7 ("Income Taxes") included in this Report for information on characterization of distributions for federal income tax purposes for the years ended December 31, 2021, 2020 and 2019. It is expected that the tax characterization of dividends for the preferred stock and Common Stock for 2021 will be primarily "return of capital" due to the loss suffered on the asset disposition in 2021.
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
The Grier Members hold an economic interest in Crimson via the issuance, at the closing of the Crimson Transaction, of Class A-1, Class A-2 and Class A-3 Units. Upon CPUC approval the Grier Members have the right to convert their Class A-1, A-2 and A-3 Units into our unregistered securities.
As of December 31, 2021, each of these securities are convertible as follows: Class A-1 Units into depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, the Class A-2 and A-3 Units into the Company's Class B Common Stock. However, prior to conversion, the Class A-1, A-2 and A-3 Units receive distributions as if they were the corresponding Company securities. For a description of the dividend rights, redemption rights, voting rights, and exchange and conversion rights of the Class A-1, Class A-2 and Class A-3 Units see Note 16 ("Stockholder's Equity").
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

Table of Contents	Glossary of Defined Terms

charter that would alter the rights of the Class B Common Stock must be approved by the affirmative vote of the majority of the outstanding Class B Common Stock.
Dividends. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of the Class B Common Stock will be entitled to receive dividends to the extent authorized by the Company’s Board of Directors and declared by the Company pursuant to a formula based on the amount of dividends declared on the Company’s Common Stock. For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 30, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) difference of (A) Cash Available for Distribution ("CAFD") of the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25. In no event will the Class B Common Stock Dividend per share be greater than any dividends per share authorized by the Board of Directors and declared with respect to the Common Stock during the same quarter and no Class B Common Stock Dividend will accrue until after April 1, 2021. As is the case for Common Stock, Class B Common Stock Dividends will not be cumulative.
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

The following table sets forth Common Stock distributions for the years ended December 31, 2021 and 2020. Distributions are shown in the period in which they were declared.

Common Dividends
Amount
2021
Fourth Quarter	$0.0500
Third Quarter	0.0500
Second Quarter	0.0500
First Quarter	0.0500

2020
Fourth Quarter	$0.0500
Third Quarter	0.0500
Second Quarter	0.0500
First Quarter	0.7500
The following table sets forth preferred stock distributions for the years ended December 31, 2021 and 2020.:

Preferred Dividends
Amount
2021
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609

2020
Fourth Quarter	$0.4609
Third Quarter	0.4609
Second Quarter	0.4609
First Quarter	0.4609
Other Dividend Declarations
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
On July 28, 2021, the Company’s Board of Directors authorized the declaration of dividends on the Company's Series B Preferred of $0.25 per share and Series C Preferred of $0.5625 per share, as if such securities had been outstanding, in accordance with the terms of the Crimson Third LLC Agreement. Both dividends were prorated for the period May 31, 2021 to June 30, 2021. For dividend purposes, June 30, 2021 was the final day each security earned dividends before conversion. The prorated dividend on the Series C Preferred were paid in cash while the Series B Preferred prorated dividend were paid in kind, as follows:

•the Board of Directors’ authorization of deemed dividends on the Series B Preferred entitled the holders of Crimson's outstanding Class A-2 Units to receive, from Crimson, a distribution of $0.25 per unit (prorated through the June 30, 2021 conversion date), which was paid in kind as described in the Article Supplementary. An aggregate of 24,414 additional Class A-2 Units was issued to such holders, based on a stated value of $25.00 per unit, for all declared dividends through the conversion date; and

•the Board of Directors' authorization of deemed dividends on the Series C Preferred entitled the holders of Crimson's outstanding Class A-1 Units to receive, from Crimson, a cash distribution of $0.5625 per unit (prorated through the June 30, 2021 conversion date).

Table of Contents	Glossary of Defined Terms

Class A-1 Units
On October 27, 2021, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors entitled the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
Class A-2 and Class A-3 Units Distribution

On October 27, 2021, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will result in no distribution to the holders of Crimson's Class A-2 Units or Crimson's Class A-3 Units.
On February 28, 2022, we paid fourth quarter dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our 7.375% Series A Cumulative Redeemable Preferred Stock.
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
We elected to be taxed as a REIT for 2013 and subsequent years and generally will not pay federal income tax on taxable income of the REIT that is distributed to our stockholders. As a REIT, our distributions from earnings and profits will be treated as ordinary income, and generally will not qualify as QDI. To the extent that the REIT had accumulated C corporation earnings and profits from the periods prior to 2013, we distributed such earnings and profits in 2013. In addition, to the extent we receive taxable distributions from our TRSs, or the REIT received distributions of C corporation earnings and profits, such portion of our distribution is generally treated as QDI. While regular REIT dividends are not eligible for the reduced QDI tax rates, with respect to taxable years beginning after December 31, 2017 and before January 1, 2026, Section 199A of the Code typically permits a 20 percent deduction against taxable income for noncorporate taxpayers for qualified business income, which includes dividends from a REIT received during the tax year that is not a capital gain dividend or a dividend qualifying for the QDI rate, subject to certain income and holding period limitations.
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
Our other equity securities were limited partnerships or limited liability companies which were treated as partnerships for federal and state income tax purposes. As a limited partner, we reported our allocable share of taxable income from the partnerships in computing our taxable income. To the extent held by a TRS, the TRS's tax expense or benefit is included in the Consolidated Statements of Operations based on the component of income or gains and losses to which such expense or benefit relates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
If we cease to qualify as a REIT, we, as a C corporation, would be obligated to pay federal and state income tax on our taxable income. For 2021, the federal income tax rate for a corporation was 21 percent.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result of the enacted NOL carryback provisions, the Company recorded an income tax benefit of approximately $410 thousand in the prior year.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was enacted. The Consolidated Appropriations Act included the Taxpayer Certain and Disaster Relief Act (the "Disaster Relief Act") and the COVID-related Tax Relief Act of 2020 (the "COVID Relief Act"). The Disaster Relief Act and the COVID Relief Act extend a myriad of credits and other COVID-19 relief. We have evaluated the impact of the Disaster Relief Act and COVID Relief Act, and determined that it did not have a material

Table of Contents	Glossary of Defined Terms

impact on us. We will continue to assess the impact of new tax legislation, as well as any future regulations and updates provided by the tax authorities. Refer to Part IV, Item 15, Note 7 ("Income Taxes") for additional information.
MAJOR TENANTS
As of December 31, 2021, following the sales of Grand Isle Gathering System as partial consideration for the acquisition of Crimson on February 4, 2021, and following the sale of the Pinedale LGS and termination of the Pinedale Lease Agreement on June 30, 2020, we now have no significant leases. For additional information concerning the disposal of the GIGS lease, see Part I, Item 2, "Properties" and Part IV, Item 15, Note 5 ("Leased Properties And Leases") included in this Report. The table below displays the impact of significant leases on total leased properties and total lease revenues for the periods presented.

	As a Percentage of (1)
	Leased Properties		Lease Revenues
	As of December 31,		For the Years Ended December 31,
	2021	2020	2021	2020(2)	2019
Pinedale LGS (3)	—%	—%	—%	52.0%	39.2%
Grand Isle Gathering System (4)	—%	98.0%	—%	47.6%	60.6%
(1) Insignificant leases are not presented; thus percentages may not sum to 100%.
(2) Total lease revenue is exclusive of the deferred rent receivable write-off of $30.1 million for the year ended December 31, 2020.
(3) Pinedale LGS lease revenues include variable rent of $0, $28 thousand, and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Pinedale LGS was sold to Ultra Wyoming and the Pinedale Lease Agreement was terminated on June 30, 2020, as discussed further in Part IV, Item 15, Note 5 ("Leased Properties And Leases") included in this Report.

(4) As of December 31, 2020, the Grand Isle Gathering System's percentage of leased properties increased as a result of the sale of the Pinedale LGS on June 30, 2020. For the year ended December 31, 2020, the Grand Isle Gathering System's percentage of lease revenues is exclusive of the deferred rent receivable write-off. As disclosed in Part I, Item 2, Properties and Part IV, Item 15, Note 5 ("Leased Properties And Leases"), the GIGS asset was sold and the lease was terminated on February 4, 2021.

IMPACT OF INFLATION AND DEFLATION
In 2021, we experienced significant increases in the cost of energy, transportation and distribution, these inflationary trends have and may continue to have a material adverse impact on our results of operations.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2021, we had liquidity of approximately $35.5 million comprised of cash of $12.5 million plus revolver availability of $23.0 million. We use cash flows generated from our operations at MoGas and Omega and cash flows generated from our interest in Crimson's operations that are distributed to us, to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Distributions from Crimson are subject to certain limitations as discussed under the "Crimson Credit Facility" below. Management expects that future operating cash flows, along with access to financial markets, will be sufficient to fund future operating requirements and acquisition opportunities. Further, if our ability to access the capital markets is restricted, or if debt or equity capital were unavailable or if debt or equity capital were unavailable on favorable terms, or at all, our ability to fund acquisition opportunities or to comply with the REIT distribution rules could be adversely affected.
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

Table of Contents	Glossary of Defined Terms

Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Years Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$17,298,110	$10,383,070
Investing activities	(83,593,954)	(2,127,822)
Financing activities	(20,804,585)	(29,521,984)
Net decrease in cash and cash equivalents	$(87,100,429)	$(21,266,736)
Cash Flows from Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2021 were primarily generated by (i) $57.7 million in net contributions from our operating subsidiaries, including Crimson, MoGas and Omega, (ii) $8.6 million in PLA subsequent sales revenue, partially offset by (iii) $27.0 million in general and administrative expenses, (iv) cash paid for interest of $12.7 million, and (v) PLA subsequent sales of $8.2 million.
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

Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was primarily attributable to (i) $69.0 million of cash utilized to acquire our 49.50 percent interest in Crimson, net of cash acquired and (ii) purchases of property and equipment of $15.8 million.
Net cash flows used in investing activities for the year ended December 31, 2020 were primarily attributed to $2.2 million in purchases of property and equipment primarily related to the construction of the STL Interconnect at MoGas, which was placed in-service in mid-December 2020.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2021 was primarily attributed to (i) common and preferred dividends paid of $2.4 million and $9.4 million, respectively, (ii) cash paid for debt financing costs of $2.7 million for the Crimson Credit Facility, (iii) advances on the Crimson Revolver of $24.0 million, offset by payments on the Crimson Revolver of $22.0 million. and (iv) principal payments of $6.0 million on the Crimson secured credit facility.
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

Table of Contents	Glossary of Defined Terms

in certain periods in connection with large maintenance projects that are intended to only maintain its assets. Crimson expects to incur maintenance capital expenditures in a range of $8.0 million to $9.0 million in 2022.
Material Cash Requirements
The following table summarizes our material cash requirements and other obligations as of December 31, 2021:

	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Crimson Credit Facility(1)	$74,000,000	$8,000,000	$66,000,000	$—	$—
Crimson Revolver(1)	27,000,000	—	27,000,000	—	—
5.875% Convertible Debt(1)	118,050,000	—	—	118,050,000	—
Interest payments on 5.875% Convertible Debt(1)		6,935,438	13,870,875	6,935,438	—
Leases(2)		1,774,495	1,626,448	883,917	4,437,549
Dividends and distributions(3)		15,768,005	31,536,010	31,536,010	—
Totals		$32,477,938	$140,033,333	$157,405,365	$4,437,549
(1) See Part IV, Item 15, Note 14 ("Debt")
(2) See Part IV, Item 15, Note 5 ("Leased Properties and Leases")
(3) Includes Common Stock, Series A Cumulative Redeemable Preferred Stock and Crimson Class A-1 Units projected forward using the current numbers of outstanding securities and current dividend rates. Dividends are subject to the approval by the Board of Directors. Table does not attempt to project future dividends beyond the 5-year horizon.

Capital Requirements

Capital spending for our business consists primarily of:

•Maintenance capital expenditures. These expenditures include costs required to maintain equipment reliability and safety and to address environmental and other regulatory requirements rather than to generate incremental CAD; and

•Expansion capital expenditures. These expenditures are undertaken primarily to generate incremental CAD and include costs to acquire additional assets to grow our business and to expand or upgrade our existing facilities and to construct new assets, which we refer to collectively as organic growth projects. Organic growth projects include, for example, capital expenditures that increase storage or throughput volumes or develop pipeline connections to new supply sources.

During 2021, our maintenance capital spending was $7.3 million and we spent $6.8 million for our expansion capital projects.
Revolving and Term Credit Facilities
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

Table of Contents	Glossary of Defined Terms

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

We also had approximately $23.0 million of available borrowing capacity on the Crimson Revolver at December 31, 2021. For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 14 ("Debt") included in this Report.
CorEnergy Credit Facility
For a summary of the additional material terms of the CorEnergy Credit Facility, please see Part IV, Item 15, Note 14 ("Debt") included in this Report.
MoGas Revolver
As discussed under "CorEnergy Credit Facility" in Part IV, Item 15, Note 14 ("Debt") in this report, the MoGas Revolver component of the CorEnergy Credit Facility was terminated on February 4, 2021.
Mowood/Omega Revolver
On February 4, 2021, the Mowood/Omega Revolver was terminated in connection with the Crimson Transaction.
Convertible Notes
7.00% Convertible Notes
Upon maturity, we paid remaining principal and accrued interest outstanding on the 7.00% Convertible Notes.
Refer to Part IV, Item 15, Note 14 ("Debt") included in this Report for additional information concerning the 7.00% Convertible Notes.
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

Refer to Part IV, Item 15, Note 14 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes.
Shelf Registration Statements
On October 30, 2018, we registered 1,000,000 shares of Common Stock for issuance under our dividend reinvestment plan pursuant to a separate shelf registration statement filed with the SEC. As of December 31, 2021, we have issued 106,422 shares of Common Stock under our dividend reinvestment plan pursuant to the shelf resulting in remaining availability (subject to the current limitation discussed below) of approximately 893,578 shares of Common Stock.
On November 17, 2021, we had a new shelf registration statement declared effective by the SEC, which replaced the previously filed shelf registration statement, pursuant to which we may publicly offer additional debt or equity securities with an aggregate offering price of up to $600 million.

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
Liquidity and Capitalization
Our principal investing activities are acquiring and financing assets within the U.S. energy infrastructure sector. These investing activities have often been financed from the proceeds of our public equity and debt offerings as well as the term and credit facilities mentioned above. We are also expanding our business development efforts to include other REIT qualifying revenue sources. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. Additionally, our liquidity and capitalization may be impacted by the optional redemption of Series A Preferred Stock. As disclosed in Part IV, Item 15, Note 16 ("Stockholders' Equity"), the depositary shares are currently eligible to be redeemed, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.
The following table presents our liquidity and capitalization as of December 31, 2021 and 2020:

Liquidity and Capitalization
	December 31, 2021	December 31, 2020

Cash and cash equivalents	$12,496,478	$99,596,907
Revolver availability	$23,000,000	$—

Revolving credit facility	$27,000,000	$—
Long-term debt (including current maturities)(1)	188,390,586	115,008,130
Stockholders' equity:
Series A Cumulative Redeemable Preferred Stock 7.375%, $0.001 par value	129,525,675	125,270,350
Capital stock, non-convertible, $0.001 par value	14,893	13,652
Class B Common Stock, $0.001 par value	684	—
Additional paid-in capital	338,302,735	339,742,380
Retained deficit	(327,157,636)	(315,626,555)
Noncontrolling interest	122,945,172	—
Total CorEnergy equity	263,631,523	149,399,827
Total CorEnergy capitalization	$479,022,109	$264,407,957
(1) Long-term debt is presented net of discount and deferred financing costs.
The above table does not give effect to the conversion of the non-controlling interest into our securities, which are subject to CPUC approval and will be elective by the holder(s) of the non-controlling interest. It is our intent to treat distributions with respect to the non-controlling interest, representing the Class A-1, A-2 and A-3 Units at Crimson, with the same relative priority

Table of Contents	Glossary of Defined Terms

and amount as our underlying securities that they may be converted into. Below is a prospective forward-looking capitalization table that adjusts for conversion of the non-controlling interest into our securities that they are expected to ultimately convert into at the election of the holder(s).

Table of Contents	Glossary of Defined Terms

Prospective Capitalization Table
		Adjustments	Prospective for Non-Controlling Interest Reorganization
	December 31, 2021 Actual(1)	Non-Controlling Interest Reorganization(2)
Cash and Cash Equivalents	$12,496,478	$—	$12,496,478

Debt
Revolving Credit Facility	27,000,000	—	27,000,000
Long-Term Debt (including current maturities)(3)	188,390,586	—	188,390,586
Total Debt	215,390,586	—	215,390,586

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	129,525,675	39,325,330	168,851,005
Total	129,525,675	39,325,330	168,851,005

Common Stock
Common Stock	14,893	—	14,893
Class B Common Stock	684	11,212	11,896
Additional Paid-In Capital	338,302,735	77,479,573	415,782,308
Retained Deficit	(327,157,636)	6,129,057	(321,028,579)
Total CorEnergy Equity	11,160,676	83,619,842	94,780,518
Non-controlling interest (4)	122,945,172	(122,945,172)	—
Total Stockholders' Equity	$263,631,523		$263,631,523

Total Capitalization	$479,022,109		$479,022,109

Shares Outstanding
Common Stock	14,893,184	—	14,893,184
Class B Common Stock	683,761	11,212,300	11,896,061
Total Shares Outstanding	15,576,945	11,212,300	26,789,245

Book Value of Common Stock and Class B Common Stock	$0.72		$3.54
(1) The non-controlling interest reflects the Grier Members' equity consideration for the Class A-1, A-2 and A-3 Units representing a 50.62% interest in Crimson. Subject to CPUC regulatory approval, these units are convertible into certain CorEnergy securities as illustrated in the prospective adjustments above.
(2) The prospective adjustments reflect the Grier Members' exchange of the non-controlling interest presently represented by their Class A-1, A-2 and A-3 Units into depositary shares representing Series A Preferred Stock for theClass A-1 Units and Class B Common Stock both Class A-2 and A-3 Units. On June 29, 2021, shareholders approved the conversion of the Series B Preferred into Class B Common Stock. Such exchanges are subject to receiving CPUC approval. Further, we do not expect the holders to exercise their exchange rights all at once due to the income tax consequences arising from such exchanges. We cannot predict when the holders will elect to exchange or if they will elect to exchange at all. Refer to Part IV, Item 15, Note 16 ("Stockholders' Equity") for further details on the non-controlling interest.

(3) Long-term debt is presented net of discount and deferred financing costs.
(4) In previous 2021 filings, the noncontrolling interest was revalued at then current market values for the prospective column. However, in this filing the value of the noncontrolling interest was held constant at the current book value.

SUBSEQUENT EVENTS
For additional information regarding transactions that occurred subsequent to December 31, 2021, see Part IV, Item 15, Note 21 ("Subsequent Events") included in this annual Report on Form 10-K.

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

Table of Contents	Glossary of Defined Terms

management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of revenues and expenses, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.
Refer to Part IV, Item 15, Note 2 ("Significant Accounting Policies") included in this Report for further information related to our significant accounting policies.
Business Combinations
In association with our acquisitions, we make an assessment regarding the application of ASC 805, Business Combination, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The assumptions that are involved in making those estimates include calculating the appropriate discount rate, pipeline rights of way values, equity valuations and projections associated with revenue, costs, which can be difficult to measure. As applicable, the Company may utilize external third party specialists to assist in that process. Certain assumptions utilized in those calculations in association with the Crimson and Internalization business combinations were updated during the measurement period, however, they did not result in a significant change to the original estimates.
Refer to Part IV, Item 15, Note 3 ("Acquisitions") included in this Report for further information.
Impairment of Long-Lived Assets
Our long-lived assets consist primarily of a liquids gathering system and natural gas pipelines that have been obtained through business combinations and asset acquisitions. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of our assets, are capitalized and depreciated over the remaining estimated useful life of the asset.
We continually monitor our business, the business environment, and performance of our operations to determine if an event has occurred that indicates that the carrying value of a long-lived asset group may be impaired. When a triggering event occurs, which is a determination that involves judgment, we utilize cash flow projections to assess the ability to recover the carrying value of our assets based on our long-lived assets' ability to generate future cash flows on an undiscounted basis over the remaining useful life of the primary asset. This differs from the evaluation of goodwill, for which the recoverability assessment utilizes fair value estimates that include discounted cash flows in the estimation process, and accordingly any goodwill impairment recognized may not be indicative of a similar impairment of the related underlying long-lived assets.
The projected cash flows of long-lived assets are primarily based on contractual cash flows that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates, and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from our estimates. The estimates utilized in the 2021 impairment analysis are consistent with the 2020 analysis.
For the year ended December 31, 2021, we recognized a loss on impairment and disposal of $5.8 million for the GIGS asset. For the year ended December 31, 2020, we recognized an impairment of $140.3 million for the GIGS asset and $146.5 million for the Pinedale LGS. Refer to Part IV, Item 15, Note 5 ("Leased Properties And Leases") for further details. There were no impairments of long-lived assets recorded during the year ended December 31, 2019.
Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets on acquisition of a business. The carrying value of goodwill, which is not amortized, is assessed for impairment annually, or more frequently if events or changes in circumstances arise that suggest the carrying value of goodwill may be impaired.

We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. When performing a qualitative assessment, we determine the drivers of fair value for each reporting unit and evaluate whether those drivers have been positively or negatively affected by relevant events and circumstances since the last fair value assessment. Our evaluation includes, but is not limited to, assessment of macroeconomic trends, regulatory environments, capital accessibility, operating income trends, and industry conditions. Based on our assessment of the qualitative factors, if we determine it is more likely than not that the fair value of the reporting unit is less than it’s carrying amount, a quantitative goodwill impairment assessment is performed.

The quantitative goodwill impairment assessment involves determining the fair value of our reporting units and comparing those values to the carrying value of each corresponding reporting unit. If the carrying value of a reporting unit, including allocated

Table of Contents	Glossary of Defined Terms

goodwill, exceeds its fair value, goodwill impairment is measured at the amount by which the reporting unit’s carrying value exceeds its fair value. This amount should not exceed the carrying amount of goodwill. Fair value of our reporting units is estimated using a combination of discounted cash flow models and earnings multiples techniques. The determination of fair value using the discounted cash flow model technique requires the use of estimates and assumptions related to discount rates, projected operating income, terminal value growth rates, capital expenditures and working capital levels. The determination of fair value using the earnings multiples technique requires assumptions to be made in relation to maintainable earnings and earnings multipliers for reporting units.

Our most recent annual assessment of the goodwill balance was performed on December 31, 2021, using the step 0 qualitative goodwill impairment assessment. Our assessment of goodwill did not result in an impairment charge. The estimates utilized in the 2021 impairment analysis, as it relates to MoGas, are consistent with the 2020 analysis. To the extent that the Company is not able to enter into future revenue generating agreements for Corridor, the goodwill associated with the Corridor acquisition is at risk for impairment in the amount of $14.5 million.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of December 31, 2021, we had long-term debt (net of current maturities) with a carrying value of $188.4 million, all of which represents fixed-rate debt. Borrowings under our Crimson Revolver are variable-rate, based on a LIBOR pricing spread and subject to interest rate re-sets that generally range from one day to approximately one month. As of December 31, 2021, we had $27 million in borrowings under our Crimson Revolver.
Effective February 1, 2021, as a result of the Crimson Transaction, borrowings under the Crimson Credit Facility are variable-rate based on either (a) LIBOR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a pricing spread. As of December 31, 2021, the interest rate for the Crimson Credit Facility was set at LIBOR plus the top level of the spread of 400 basis points resulting in an interest rate of 4.1%. The applicable spread for each interest rate is redetermined quarterly based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current LIBOR rates would have resulted in an initial interest rate of 5.1% or 3.1%, respectively, for the Crimson Credit Facility. Assuming the Crimson Credit Facility was in place beginning January 1, 2021, a 100 basis point increase or decrease in the current LIBOR rate would have resulted in an approximately $1.0 million increase or decrease in interest expense for the year ended December 31, 2021.
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
Certain of Crimson's transportation agreements and tariffs for crude oil shipments also include a PLA. As is common in the pipeline transportation industry, as crude oil is transported Crimson earns a small percentage of the crude oil transported, earned PLA oil inventory, which it can then sell. The realized PLA volume earned and available for sale is net of differences in measurement and actual volumes gained or lost. This allowance oil revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of December 31, 2021, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
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
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively), we have evaluated the effectiveness and design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Crimson Transaction

We are in the process of integrating Crimson, which we acquired on February 4, 2021 (effective February 1, 2021). Management’s assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2021 excludes an assessment of the internal control over financial reporting related to Crimson. Crimson represented 72.0% of our consolidated total assets and 83.0% of our consolidated revenue included in our consolidated financial statements as of and for the year ended December 31, 2021.

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
Our management assessed our systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of December 31, 2021. This assessment was based on criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Report). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2021.
The Board of Directors exercises its oversight role with respect to the systems of internal control primarily through its Audit Committee, which is comprised solely of independent outside directors. The Committee oversees systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect stockholders' investments.
Ernst & Young LLP has issued an audit report on our internal control over financial reporting. This report begins on the next page.

Table of Contents	Glossary of Defined Terms

Changes in Internal Control over Financial Reporting
We have completed two acquisitions in the past 12 months. As a part of our ongoing integration activities, we are beginning to implement our controls and procedures at the business's we acquired and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, during the annual period ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Table of Contents	Glossary of Defined Terms

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CorEnergy Infrastructure Trust, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CorEnergy Infrastructure Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Crimson Midstream Holdings, LLC (Crimson), which is included in the 2021 consolidated financial statements of the Company and constituted 72% of total assets, as of December 31, 2021 and 83% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Crimson.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flow for each of the three years in the period ended December 31, 2021, and the related notes and schedules listed in the Index at Item 15 and our report dated March 14, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Kansas City, Missouri
March 14, 2022

Table of Contents	Glossary of Defined Terms

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable
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
Additional information is incorporated herein by reference to the sections captioned "Nominees for Directors," "Incumbent Directors Continuing in Office," "Information About Executive Officers," "Board of Directors Meetings and Committees," and "Stockholder Proposals and Nominations for the 2022 Annual Meeting" in our proxy statement for our 2022 Annual Stockholder Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections captioned "Executive Compensation," Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Policies and Practices as They Relate to Risk Management," and "Director Compensation" in our proxy statement for our 2022 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the sections captioned "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information as of December 31, 2021," in our proxy statement for our 2022 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections captioned "Nominees for Director," "Incumbent Directors Continuing in Office," "Board of Directors Meetings and Committees" and "Certain Relationships and Related Party Transactions" in our proxy statement for our 2022 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section captioned "Independent Registered Public Accounting Firm Fees and Services" in our proxy statement for our 2022 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

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

3.8	Article Supplementary for Series A Preferred Stock (incorporated by reference to the Registrants Form 8-K filed July 12, 2021).
3.9	Article Supplementary for Series A Preferred Stock filed July 13, 2021 (incorporated by reference to the Registrants Form 8-K filed July 16, 2021).
3.10	Articles Supplementary for Class B Common Stock filed August 19, 2021 (incorporated by reference to the Registrants Form 8-K filed August 25, 2021)
3.11	Articles of Amendment for Class B Common Stock filed August 19, 2021 (incorporated by reference to the Registrants Form 8-K filed August 25, 2021)
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

4.4	Description of Securities - filed herewith.
10.1.1	Dividend Reinvestment Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 and filed on October 12, 2007).
10.1.2	Amendment No. 1 to Dividend Reinvestment Plan (incorporated by reference to the Registrant's current report on Form 8-K, filed on April 24, 2019).
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

10.20.2
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

10.20.4
Amended and Restated Guaranty Agreement dated February 4, 2021, by and among Crimson Midstream Operating, LLC, Corridor MoGas, Inc., Crimson Midstream Holdings, LLC, MoGas Debt Holdco LLC, MoGas Pipeline, LLC, CorEnergy Pipeline Company, LLC, United Property Systems, LLC, Crimson Pipeline, LLC, and Cardinal Pipeline, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to the Registrant's Form 10-Q, filed May 10, 2021).

10.20.5
Supplement No. 1, dated May 4, 2021, to Amended and Restated Guaranty Agreement dated February 4, 2021, executed by Crimson Midstream I Corporation and Crimson Midstream Services, LLC; (incorporated by reference to the Registrant's Form 10-Q, filed May 10, 2021).

10.20.6
Supplement No. 1, dated May 4, 2021, to Amended and Restated Pledge and Security Agreement dated February 4, 2021, executed by Crimson Midstream I Corporation; Crimson Midstream Operating, LLC, and Corridor MoGas, Inc., the pledgors from time to time and party thereto and Wells Fargo Bank, National Association, as Administrative Agent for such lenders, Swingline Lender and Issuing Bank (incorporated by reference to the Registrant's Form 10-Q, filed May 10, 2021).

10.20.7
Supplement No. 1, dated May 4, 2021, to Amended and Restated Security Agreement dated February 4, 2021, executed by Crimson Midstream I Corporation and Crimson Midstream Services, LLC. (incorporated by reference to the Registrant's Form 10-Q, filed May 10, 2021).

10.20.8	Registration Rights Agreement dated July 6, 2021, by and among CorEnergy Infrastructure Trust, Inc. and the Contributors (incorporated by reference to the Registrants Form 8-K, filed July 12, 2021).
10.20.9
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

10.20.10
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

10.20.11
Revised Third Amended and Restated Limited Liability Company Agreement of Crimson Midstream Holdings, LLC dated as of July 16, 2021, (incorporated by reference to the Registrant Form 8-K filed July 16, 2021).

21.1	Subsidiaries of the Company - filed herewith
23.1	Consent of Ernst & Young LLP dated March 14, 2022 - filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith
101	The following materials from CorEnergy Infrastructure Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements - furnished herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.
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
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CorEnergy Infrastructure Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CorEnergy Infrastructure Trust, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flow for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the [consolidated] 6 financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Crimson Midstream Business Combination
Description of the Matter
As more fully described in Note 3 to the consolidated financial statements, the Company acquired a 49.5 percent interest in Crimson Midstream Holdings (“Crimson”) for a total purchase price of $326.5 million, effective February 1, 2021. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The largest asset class acquired was property and equipment, for which fair value was determined based on the cost approach for pipelines, tanks, terminals and equipment, and the market approach for land and pipeline rights of way.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Auditing the Company's accounting for its acquisition of Crimson Midstream Holdings was complex due to the significant estimation required by management to determine the fair value of tangible assets of $345.6 million. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the property and equipment and the sensitivity of the respective fair values to the significant underlying assumptions. The Company used a discounted cash flow model to measure the property and equipment. The significant assumptions used to estimate the value of the assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, cost and operating profit margin projections). These significant assumptions are forward looking and could be affected by future economic and market conditions. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's projected future cash flows, the selection of a discount rate and the replacement cost and market value of the acquired property and equipment.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for the acquisition, including controls over the estimation process supporting the recognition and measurement of the acquired assets. We also tested controls over management’s review of the significant assumptions used in the valuation models.

To test the estimated fair value of the acquired assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodologies, evaluating the significant assumptions used in the valuation, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions used to estimate future cash flows to historical operating results, obtained third-party support, where available, to evaluate operating data, performed a sensitivity analysis to evaluate the assumptions that were most significant to the fair value estimate, and recalculated management’s estimate. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.

Impairment of Long-lived Assets
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company performs a periodic assessment of property and equipment and intangible assets (collectively, long-lived assets) to identify events or changes in circumstances, or triggering events, which indicate the carrying value of such assets may not be recoverable. Triggering events include sustained decreases in commodity prices, declines in customers' reservoir performance or changes to their development outlook, and increased construction or operating costs. The carrying value of property and equipment as of December 31, 2021 was $441.4 million.

We identified the assessment of long-lived assets for impairment triggering events as a critical audit matter. Sustained decreases in commodity prices or declines in customers shipments and increased operating costs could significantly affect the future profitability of the Company, and the evaluation of these items required a higher degree of auditor judgment.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of certain internal controls related to the long-lived asset impairment process. This included a control related to the Company’s process to identify and assess triggering events, including consideration of commodity prices and customer shipments, and historical financial results of the Company.

Our procedures to test management’s assessment included, among others, evaluating the Company’s triggering event identification and assessment through comparison against internal operational data and financial results. We assessed the Company’s estimated transportation information by comparing it against customers' historical nominations. We selected a sample of revenue transactions throughout the year and compared those transactions to the underlying revenue agreements to identify modifications to the revenue agreements that could have a significant effect on future profitability.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.
Kansas City, Missouri
March 14, 2022

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Property and equipment, net of accumulated depreciation of $37,022,035 and $22,580,810 (Crimson VIE: $338,452,392 and $0, respectively)	$441,430,193	$106,224,598
Leased property, net of accumulated depreciation of $258,207 and $6,832,167	1,267,821	64,938,010
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	1,036,660	1,209,736
Cash and cash equivalents (Crimson VIE: $1,870,000 and $0, respectively)	12,496,478	99,596,907
Accounts and other receivables (Crimson VIE: $11,291,749 and $0, respectively)	15,367,389	3,675,977
Due from affiliated companies (Crimson VIE: $676,825 and $0, respectively)	676,825	—
Deferred costs, net of accumulated amortization of $345,775 and $2,130,334	796,572	1,077,883
Inventory (Crimson VIE: $3,839,865 and $0, respectively)	3,953,523	87,940
Prepaid expenses and other assets (Crimson VIE: $5,004,566 and $0, respectively)	9,075,043	2,054,804
Operating right-of-use assets (Crimson VIE: $5,647,631 and $0, respectively)	6,075,939	85,879
Deferred tax asset, net	206,285	4,282,576
Goodwill	16,210,020	1,718,868
Total Assets	$508,592,748	$284,953,178
Liabilities and Equity
Secured credit facilities, net of debt issuance costs of $1,275,244 and $0	$99,724,756	$—
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,384,170 and $3,041,870	115,665,830	115,008,130
Asset retirement obligation	—	8,762,579
Accounts payable and other accrued liabilities (Crimson VIE: $9,743,904 and $0, respectively)	17,036,064	4,628,847
Management fees payable	—	971,626
Due to affiliated companies (Crimson VIE: $648,316 and $0, respectively)	648,316	—
Operating lease liability (Crimson VIE: $5,647,036 and $0, respectively)	6,046,657	56,441
Unearned revenue (Crimson VIE: $199,405 and $0, respectively)	5,839,602	6,125,728
Total Liabilities	$244,961,225	$135,553,351
Commitments and Contingencies (Note 12)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 and $125,270,350 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 51,810 and 50,108 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	$129,525,675	$125,270,350
Capital stock, non-convertible, $0.001 par value; 14,893,184 and 13,651,521 shares issued and outstanding at December 31, 2021 and December 31, 2020 (100,000,000 shares authorized)	14,893	13,652
Class B Common Stock, $0.001 par value; 683,761 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (11,896,100 shares authorized)	684	—
Additional paid-in capital	338,302,735	339,742,380
Retained deficit	(327,157,636)	(315,626,555)
Total CorEnergy Equity	140,686,351	149,399,827
Non-controlling Interest (Crimson)	122,945,172	—
Total Equity	263,631,523	149,399,827
Total Liabilities and Equity	$508,592,748	$284,953,178
Variable Interest Entity (VIE) (Note 18)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020	2019
Revenue
Transportation and distribution revenue	$116,536,612	$19,972,351	$18,778,237
Pipeline loss allowance subsequent sales	8,606,850	—	—
Lease revenue	1,246,090	21,351,123	67,050,506
Deferred rent receivable write-off	—	(30,105,820)	—
Other revenue	1,744,244	120,417	116,827
Total Revenue	128,133,796	11,338,071	85,945,570
Expenses
Transportation and distribution expenses	58,146,006	6,059,707	5,242,244
Pipeline loss allowance subsequent sales cost of revenue	8,194,040	—	—
General and administrative	26,641,161	12,231,922	10,596,848
Depreciation, amortization and ARO accretion expense	14,801,676	13,654,429	22,581,942
Loss on impairment of leased property	—	140,268,379	—
Loss on impairment and disposal of leased property	5,811,779	146,537,547	—
Loss on termination of lease	165,644	458,297	—
Total Expenses	113,760,306	319,210,281	38,421,034
Operating Income (Loss)	$14,373,490	$(307,872,210)	$47,524,536
Other Income (Expense)
Other income	$769,682	$471,449	$1,328,853
Interest expense	(12,742,157)	(10,301,644)	(10,578,711)
Gain (loss) on extinguishment of debt	(861,814)	11,549,968	(33,960,565)
Total Other Income (Expense)	(12,834,289)	1,719,773	(43,210,423)
Income (loss) before income taxes	1,539,201	(306,152,437)	4,314,113
Taxes
Current tax benefit	(1,531)	(395,843)	(120,024)
Deferred tax expense	4,076,290	310,985	354,642
Income tax expense (benefit), net	4,074,759	(84,858)	234,618
Net Income (Loss)	(2,535,558)	(306,067,579)	4,079,495
Less: Net Income attributable to non-controlling interest	8,995,523	—	—
Net Income (Loss) attributable to CorEnergy Stockholders	$(11,531,081)	$(306,067,579)	$4,079,495
Preferred dividend requirements	9,395,604	9,189,809	9,255,468
Net Loss attributable to Common Stockholders	$(20,926,685)	$(315,257,388)	$(5,175,973)

Loss Per Common Share:
Basic	$(1.44)	$(23.09)	$(0.40)
Diluted	$(1.44)	$(23.09)	$(0.40)
Weighted Average Shares of Common Stock Outstanding:
Basic	14,581,850	13,650,718	13,041,613
Diluted	14,581,850	13,650,718	13,041,613
Dividends declared per Common share	$0.200	$0.900	$3.000
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
C
orEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Capital Stock		Class B Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2018 (2)	11,960,225	$11,960	—	$—	$125,555,675	$320,295,969	$9,147,701	$—	$455,011,305
Net income	—	—	—	—	—	—	4,079,495	—	4,079,495
Series A preferred stock dividends	—	—	—	—	—	(4,627,561)	(4,627,560)	—	(9,255,121)
Preferred stock repurchases(3)	—	—	—	—	(62,500)	2,195	(245)	—	(60,550)
Common Stock dividends	—	—	—	—	—	(21,293,224)	(18,211,263)	—	(39,504,487)
Common Stock issued upon exchange of convertible notes	1,540,472	1,540	—	—	—	61,869,762	—	—	61,871,302
Common Stock issued upon conversion of convertible notes	127,143	128	—	—	—	4,193,536	—	—	4,193,664
Reinvestment of dividends paid to Common Stockholders	11,076	11	—	—	—	403,820	—	—	403,831
Balance at December 31, 2019	13,638,916	$13,639	—	$—	$125,493,175	$360,844,497	$(9,611,872)	$—	$476,739,439
Net loss	—	—	—	—	—	—	(306,067,579)	—	(306,067,579)
Series A preferred stock dividends	—	—	—	—	—	(9,242,797)	—	—	(9,242,797)
Preferred stock repurchases(1)	—	—	—	—	(222,825)	7,932	52,896	—	(161,997)
Common Stock dividends	—	—	—	—	—	(12,286,368)	—	—	(12,286,368)
Common Stock issued upon exchange of convertible notes	12,605	13	—	—	—	419,116	—	—	419,129
Balance at December 31, 2020	13,651,521	$13,652	—	$—	$125,270,350	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	—	—	(11,531,081)	8,995,523	(2,535,558)
Equity attributable to non-controlling interest	—	—	—	—	—	—	—	116,816,115	116,816,115
Series A preferred stock dividends	—	—	—	—	—	(9,395,604)	—	—	(9,395,604)
Common Stock dividends	—	—	—	—	—	(2,850,026)	—	—	(2,850,026)
Reinvestment of dividends paid to common stockholders	84,418	84	—	—	—	410,496	—	—	410,580
Common stock issued under director's compensation plan	3,399	3	—	—	—	22,497	—	—	22,500
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(2,256,113)	(2,256,113)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	—	—	(610,353)	(610,353)
Series A preferred stock issued due to internalization transaction	—	—	—	—	4,255,325	(10,213)	—	—	4,245,112
Common Stock issued due to internalization transaction	1,153,846	1,154	—	—	—	7,094,999	—	—	7,096,153
Class B Common Stock issued due to internalization transaction	—	—	683,761	684	—	3,288,206	—	—	3,288,890
Balance at December 31, 2021	14,893,184	$14,893	683,761	$684	$129,525,675	$338,302,735	$(327,157,636)	$122,945,172	$263,631,523
See accompanying Notes to Consolidated Financial Statements.
(1) In connection with the repurchases of Series A Preferred Stock during 2020, the deduction to preferred dividends of $52,896 represents the discount in the repurchase price paid compared to the carrying amount derecognized.

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$(2,535,558)	$(306,067,579)	$4,079,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax	4,076,290	310,985	354,642
Depreciation, amortization and ARO accretion	16,406,557	14,924,464	23,808,083
Loss on impairment of leased property	—	140,268,379	—
Loss on impairment and disposal of leased property	5,811,779	146,537,547	—
Loss on termination of lease	165,644	458,297	—
Deferred rent receivable write-off, noncash	—	30,105,820	—
(Gain) loss on extinguishment of debt	861,814	(11,549,968)	33,960,565
Gain on sale of equipment	(16,508)	(13,683)	(7,390)
Changes in assets and liabilities:
Deferred rent receivables	—	(247,718)	(3,915,347)
Accounts and other receivables	(92,089)	467,257	940,009
Financing note accrued interest receivable	(8,780)	(18,069)	—
Inventory	(2,183,946)	—	—
Prepaid expenses and other assets	(958,283)	(1,424,332)	(136,108)
Due from affiliated companies, net	(28,509)	—	—
Management fee payable	(971,626)	(698,324)	(161,663)
Accounts payable and other accrued liabilities	(2,627,549)	(1,903,936)	2,517,069
Unearned revenue	(601,126)	(766,070)	339,749
Net cash provided by operating activities	$17,298,110	$10,383,070	$61,779,104
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	(69,002,052)	—	—
Acquisition of Corridor InfraTrust Management, net of cash acquired	952,487	—	—
Purchases of property and equipment, net	(15,883,609)	(2,186,155)	(372,934)
Proceeds from sale of property and equipment	97,210	15,000	7,000
Proceeds from insurance recovery	60,153	—	—
Principal payment on financing note receivable	155,008	43,333	5,065,000
Decrease in financing note receivable	26,849	—	—
Net cash provided by (used in) investing activities	$(83,593,954)	$(2,127,822)	$4,699,066
Financing Activities
Debt financing costs	(2,735,922)	—	(372,759)
Cash paid for extinguishment of convertible notes	—	—	(78,939,743)
Cash paid for maturity of convertible notes	—	(1,676,000)	—
Cash paid for repurchase of convertible notes	—	(1,316,250)	—
Cash paid for settlement of Pinedale Secured Credit Facility	—	(3,074,572)	—
Net offering proceeds on convertible debt	—	—	116,355,125
Repurchases of Series A preferred stock	—	(161,997)	(60,550)
Dividends paid on Series A preferred stock	(9,395,604)	(9,242,797)	(9,255,121)
Dividends paid on Common Stock	(2,439,446)	(12,286,368)	(39,100,656)
Common Stock issued under the director's compensation plan	22,500	—	—
Distributions to non-controlling interest	(2,256,113)	—	—
Advances on revolving line of credit	24,000,000	—	—
Payments on revolving line of credit	(22,000,000)	—	—
Principal payments on secured credit facilities	(6,000,000)	(1,764,000)	(3,528,000)
Net cash used in financing activities	$(20,804,585)	$(29,521,984)	$(14,901,704)
Net change in cash and cash equivalents	$(87,100,429)	$(21,266,736)	$51,576,466

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

	For the Years Ended December 31,
	2021	2020	2019
Cash and cash equivalents at beginning of year	99,596,907	120,863,643	69,287,177
Cash and cash equivalents at end of year	$12,496,478	$99,596,907	$120,863,643

Supplemental Disclosure of Cash Flow Information
Interest paid	11,224,582	9,272,409	6,834,439
Income taxes paid (net of refunds)	(635,730)	(466,236)	89,433

Non-Cash Investing Activities
Proceeds from sale of leased property provided directly to secured lender	$—	$18,000,000	$—
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	113,847	591,421	—
In-kind consideration for the Grans Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	48,873,169	—	—
Crimson credit facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	105,000,000	—	—
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	116,205,762	—	—
Series A preferred stock issued due to internalization transaction	4,245,112	—	—
Common stock issued due to internalization transaction	7,096,153	—	—
Class B Common Stock issued due to internalization transaction	3,288,890	—	—

Non-Cash Financing Activities
Proceeds from sale of leased property used in settlement of Pinedale Secured Credit Facility	$—	$(18,000,000)	$—
Reinvestment of distributions by Common Stockholders in additional common shares	—	—	403,831
Common Stock issued upon exchange and conversion of convertible notes	—	419,129	66,064,966
Crimson A-2 Units dividends payment in-kind	610,353	—	—
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The Company owns and operates critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. The Company currently generates revenue from the transportation, via pipeline, of crude oil and natural gas for its customers in California and Missouri, respectively. The pipelines are located in areas where it would be difficult to replicate rights of way or transport natural gas or crude oil via non-pipeline alternatives resulting in the Company's assets providing utility-like criticality in the midstream supply chain for its customers. Prior to 2021, the Company focused primarily on entering into long-term triple-net participating leases with energy companies, and also has provided other types of capital, including loans secured by energy infrastructure assets. Over the last twelve months, the Company's asset portfolio has undergone significant changes. The Company divested all of its leased assets, including the Grand Isle Gathering System ("GIGS") and Pinedale Liquids Gathering System ("Pinedale LGS"), which are described in this Report.
CorEnergy's Private Letter Rulings ("PLRs") enable the Company to invest in a broader set of revenue contracts within its REIT structure, including the opportunity to not only own but also operate infrastructure assets. CorEnergy considers its investments in these energy infrastructure assets to be a single business segment and reports them accordingly in its financial statements.
Crimson Acquisition
On February 4, 2021 (effective February 1, 2021), the Company leveraged its PLRs and acquired a 49.50 percent interest in Crimson Midstream Holdings, LLC ("Crimson"), a California Public Utilities Commission ("CPUC") regulated crude oil pipeline owner and operator. The acquired assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including approximately 1,100 active miles) across northern, central and southern California, connecting desirable native California crude production to in-state refineries producing state-mandated specialized fuel blends, among other products. This interest was acquired effective as of February 1, 2021 and is referred to throughout this Report as the "Crimson Transaction."
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

Following the Internalization, our senior management team continues to oversee, manage and operate the Company, and the Company is no longer externally managed by our former Manager. As an internally managed company, the Company no longer pay the former Manager any fees or expense reimbursements arising from the Management Agreement but rather incurs the former Manager's direct employee compensation and office related expenses.

The principal executive office of our Company is located at 1100 Walnut, Suite 3350, Kansas City, Missouri 64106. Our telephone number is (816) 875-3705.

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
The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether it has a variable interest in a VIE, the Company performs a qualitative analysis of the entity's design, primary decision makers, key agreements governing the VIE, voting interests and significant activities impacting the VIE's economic performance. The Company continually monitors VIEs to determine if any events have occurred that could cause the primary beneficiary to change.

As described above, the Company acquired a 49.50 percent interest in Crimson, which is a legal entity that meets the VIE criteria. As a result of its consolidation analysis more fully described in Note 18 ("Variable Interest Entity"), the Company determined it is the primary beneficiary of Crimson due to its related party relationship with Crimson's 50.50 percent interest holder. Therefore, beginning February 1, 2021, Crimson is consolidated in the Company's consolidated financial statements and the non-controlling interest is presented as a component of equity. Refer to Note 16 ("Stockholders' Equity") for further discussion of the non-controlling interest in Crimson. The consolidated financial statements also include the accounts of any limited partnerships where the Company represents the general partner and, based on all facts and circumstances, controls such limited partnerships, unless the limited partner has substantive participating rights or substantive kick-out rights. Refer to Note 18 ("Variable Interest Entity"), for further discussion of the Company's consolidated VIEs.
The FASB issued ASU 2015-02 Consolidations (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. Management determined that Crimson Midstream Holdings, Pinedale LP, and Grand Isle Corridor LP are VIEs under the amended guidance because the limited partners of both partnerships lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB ASC Topic 810 in conjunction with ASU 2015-02 to make a determination whether these partnerships should be consolidated in the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based on the general partners' roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, management determined that CorEnergy is the primary beneficiary of Crimson Midstream Holdings, Pinedale LP, and Grand Isle Corridor LP. Based upon this evaluation and the Company's 100 percent ownership interest in Pinedale LP and Grand Isle Corridor LP, the consolidated financial statements presented include full consolidation with respect to these partnerships
Crimson is managed by the Crimson Board, which is made up of four managers of which the Company and the Grier Members are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities which are managed by an approved budget that requires super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related party group have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related party group most closely associated with the VIE. In performing this assessment, the Company considered (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) the activities of the Company are substantially similar in nature to the activities of Crimson as the Company owns existing transportation and distribution assets at MoGas and Omega; (iii) Crimson's assets represent a substantial portion of the Company's total assets; and (iv) the Grier Members' interest in Crimson in Class A-1, Class A-2 and Class A-3 Units will earn distributions if the CorEnergy Board of Directors declares a common or preferred dividend for Series C Preferred, Series B Preferred and Class B Common Stock; among other factors. Therefore, CorEnergy is the primary beneficiary and consolidates the Crimson VIE and the Grier Members' equity ownership interest 50.62 percent (after the working capital adjustment and paid-in-kind dividends) is reflected as a non-controlling interest in the consolidated financial statements.
.
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
D. Long-Lived Asset Impairment – The Company's long-lived assets consist primarily of oil and natural gas pipelines that have been obtained through asset acquisitions and a business combination. Management continually monitors its business, the business environment and performance of its operations to determine if an event has occurred that indicates that the carrying value of a long-lived asset may be impaired. When a triggering event occurs, which is a determination that involves judgment, management utilizes cash flow projections to assess its ability to recover the carrying value of its assets based on the Company's long-lived

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
assets' ability to generate future cash flows on an undiscounted basis. This differs from the evaluation of goodwill, for which the recoverability assessment utilizes fair value estimates that include discounted cash flows in the estimation process and accordingly any goodwill impairment recognized may not be indicative of a similar impairment of the related underlying long-lived assets.
Management's projected cash flows of long-lived assets are primarily based on contractual cash flows that extend many years into the future. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, management records an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value that would be received if the asset were sold, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can differ from management's estimates. For the year ended December 31, 2021, the Company recognized a loss on impairment and disposal for the GIGS asset of $5.8 million, as more fully described in Note 5 ("Leased Properties And Leases"). For the year ended December 31, 2020, the Company recognized a loss on impairment for the GIGS asset of $140.3 million and a loss on impairment and disposal of the Pinedale LGS of $146.5 million, respectively, as more fully described in Note 5 ("Leased Properties And Leases"). There was no impairment of long-lived assets recorded during the year ended December 31, 2019.
E. Financing Notes Receivable – Financing notes receivable are presented at face value plus accrued interest receivable and deferred loan origination costs and net of related direct loan origination income. Each quarter the Company reviews its financing notes receivable to determine if the balances are realizable based on factors affecting the collectibility of those balances. Factors may include credit quality, timeliness of required periodic payments, past due status and management discussions with obligors. The Company evaluates the collectibility of both interest and principal of each of its loans to determine if an allowance is needed. An allowance will be recorded when based on current information and events, the Company determines it is probable that it will be unable to collect all amounts due according to the existing contractual terms. If the Company determines an allowance is necessary, the amount deemed uncollectible is expensed in the period of determination. An insignificant delay or shortfall in the amount of payments does not necessarily result in the recording of an allowance. Generally, when interest and/or principal payments on a loan become past due, or if the Company does not otherwise expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will typically cease recognizing financing revenue on that loan until all principal and interest have been brought current. Interest income recognition is resumed if and when the previously reserved-for financing notes become contractually current and performance has been demonstrated. Payments received subsequent to the recording of an allowance will be recorded as a reduction to principal. During the years ended December 31, 2021, 2020 and 2019, the Company did not record provisions for loan loss. The Company's financing notes receivable are discussed more fully in Note 6 ("Financing Notes Receivable").
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
•Level 3 - significant unobservable inputs (including the Company's own assumptions in determining the fair value of investments)
See Note 13 ("Fair Value") for further discussion of the Company's fair value measurements.
G. Cash and Cash Equivalents – The Company maintains cash balances at financial institutions in amounts that regularly exceed FDIC insured limits. The Company's cash equivalents are comprised of short-term, liquid money market instruments.
H. Accounts and other receivables – Accounts receivable are presented at face value net of an allowance for doubtful accounts within accounts and other receivables on the balance sheet. Accounts are considered past due based on the terms of sale with the customers. The Company reviews accounts for collectibility based on an analysis of specific outstanding receivables, current economic conditions and past collection experience. For the years ended December 31, 2021 and 2020, the Company determined that an allowance for doubtful accounts was not necessary.
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
related to the COVID-19 pandemic and energy markets, which resulted in the write-off of the deferred rent receivable of $30.1 million for the year ended December 31, 2020. Refer to Note 5 ("Leased Properties And Leases") for further details.
J. Goodwill – Goodwill represents the excess of the amount paid for the Corridor InfraTrust Management, Inc. and MoGas business over the fair value of the net identifiable assets acquired. To comply with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), the Company performs an impairment test for goodwill annually, or more frequently in the event that a triggering event has occurred. December 31st is the Company's annual testing date associated with its goodwill.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. ASU 2017-04, Simplifying the Test for Goodwill Impairment became effective for all public entities on January 1, 2017.
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
The Company elected to perform a qualitative goodwill impairment assessment for the years ended December 31, 2021 and 2020. In performing the qualitative assessment, the Company analyzed the key drivers and other external factors that impact the business in order to determine if any significant events, transactions or other factors had occurred or were expected to occur that would impair earnings or competitiveness, therefore impairing the fair value of the reporting units. After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the reporting units was less than the carrying value, and so it was not necessary to perform the quantitative step one test. Key drivers that were considered in the qualitative evaluation included: general economic conditions, including the COVID-19 pandemic, energy markets, natural gas pricing, input costs, liquidity and capital resources and customer outlook. For the years ended December 31, 2021 and 2020 the Company recognized no impairment of the reporting units.
K. Debt Discount and Debt Issuance Costs – Costs incurred for the issuance of new debt are capitalized and amortized into interest expense over the debt term. Issuance costs related to long-term debt are recorded as a direct deduction from the carrying amount of that debt liability, net of accumulated amortization. Issuance costs related to line-of-credit arrangements however, are presented as an asset instead of a direct deduction from the carrying amount of the debt. In accordance with ASC 470, Debt ("ASC 470"), the Company recorded its Convertible Notes at the aggregate principal amount, less discount. The Company is amortizing the debt discount over the life of the Convertible Notes as additional non-cash interest expense utilizing the effective interest method. Refer to Note 14 ("Debt") for additional information.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Upon decommissioning of the ARO or a portion thereof, the Company reduces the fair value of the liability and recognizes a (gain) loss on settlement of ARO as an operating item in the Consolidated Statements of Operations for the difference between the liability and actual decommissioning costs incurred.
Refer to Note 15 ("Asset Retirement Obligation") for additional information.
M. Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09" or "ASC 606"), which became effective for all public entities on January 1, 2018. ASC 606 supersedes previously existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g. leases). The model requires an entity to recognize as revenue the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. During 2020 and 2019, a substantial portion of the Company's revenue consisted of rental income from leasing arrangements, which is specifically excluded from ASC 606. However, the Company's transportation and distribution revenue is within the scope of the new guidance. The Company elected to apply the guidance only to open contracts as of the effective date. The Company recognized the cumulative effect of applying the new standard as an adjustment to the opening balance of stockholders' equity. Refer to Note 5 ("Leased Properties And Leases") for further discussion of the transition impact and related disclosures under ASC 606.
Specific recognition policies for the Company's revenue items are as follows:
•Transportation and distribution revenue – The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of oil and natural gas supply, transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement. Transportation revenues are recognized by Crimson and MoGas and distribution revenues are recognized by Omega and Omega Gas Marketing, LLC.
◦Under the Company's oil and natural gas supply, transportation and distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as natural gas is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract. The transaction price is calculated based on (i) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) FERC regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual CPI escalators) in the case of the Company's distribution agreement. Based on the nature of the agreements, revenue for all but one of the Company's oil and natural gas supply, transportation and distribution performance obligations is recognized on a right to invoice basis as the performance obligations are met, which represents what the Company expects to receive in consideration and is representative of value delivered to the customer. The Company has a contract with one customer, Spire, that has fixed pricing which varies over the contract term. For this specific contract, the transaction price has been allocated ratably over the contractual performance obligation beginning in 2018 with the adoption of ASC 606. All invoicing is done in the month following service, with payment typically due a month from invoice date.
•Pipeline loss allowance - The Company's crude oil transportation revenue includes amounts earned for pipeline loss allowance ("PLA"). PLA revenue, recorded within transportation revenue, represents the estimated realizable value of the earned loss allowance volumes received by the Company as applicable under the tariff or contract. As is common in the pipeline transportation industry, as crude oil is transported, the Company earns a small percentage of the crude oil volume transported to offset any measurement uncertainty or actual volumes lost in transit. The Company will settle the PLA with its shippers either in-kind or in cash. PLA received by the Company typically exceeds actual pipeline losses in transit and typically results in a benefit to the Company. For PLA volumes received in-kind, the Company records these in inventory.
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
◦The Company's contracts may also contain performance obligations related to system maintenance and improvement, which are completed on an as-needed basis. The work performed is specific and tailored to the customer's needs and there are no alternative uses for the services provided. Therefore, as the work is being completed, control is transferring to the customer. These services are billed at the Company's cost, plus an agreed upon margin, and the Company has an enforceable right to payment as the services are provided. The Company invoices for this service on a monthly basis according to an agreed upon billing schedule. Revenue is

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
recognized on an input method, based on the actual cost of a service as a measure of performance obligations satisfaction, which the Company determined to be the method which faithfully depicts the transfer of services. Differences between the amounts invoiced and revenue recognized under the input method are reflected as an asset or liability on the Consolidated Balance Sheets. Any differences are typically expected to be recognized within a year. As discussed in Note 5 ("Leased Properties And Leases"), the costs of system improvement projects are recognized as a financing arrangement in accordance with guidance in the lease standard while the margin is recognized in accordance with the revenue standard as discussed above.
◦Under a contract with the Department of Defense ("DOD"), gas sales and cost of gas sales are presented on a net basis in the transportation and distribution revenue line. The Company continues to present the gas sales and cost of gas sales on a net basis upon adoption of ASC 606.
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
N. Transportation and distribution expense – Included here are Crimson's cost of operating and maintaining the crude oil pipelines, MoGas' costs of operating and maintaining the natural gas transmission line, and Omega's costs of operating and maintaining the natural gas distribution system. These costs are incurred both internally and externally. The internal costs relate to system control, pipeline operations, maintenance, insurance and taxes. Other internal costs include payroll for employees associated with gas control, field employees and management. The external costs consist of professional services such as audit and accounting, legal and regulatory and engineering.
Under the Company's contract with the DOD, amounts paid by Omega for gas and propane are netted against sales and are presented in the transportation and distribution revenue line. See paragraph (M) above.
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
S. Federal and State Income Taxation – The Company is treated as a REIT for federal income tax purposes. Because certain of its assets may not produce REIT-qualifying income or be treated as interests in real property, those assets are held in wholly-owned TRSs in order to limit the potential that such assets and income could prevent the Company from qualifying as a REIT.
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
The Company's other equity securities were limited partnerships or limited liability companies which were treated as partnerships for federal and state income tax purposes. As a limited partner, the Company reported its allocable share of taxable income in computing its own taxable income. To the extent held by a TRS, the TRS's tax expense or benefit was included in the Consolidated Statements of Operations based on the component of income or gains and losses to which such expense or benefit related. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. It is expected that for the year ended December 31, 2021, and future periods, any deferred tax liability or asset generated will be related entirely to the assets and activities of the Company's TRSs.
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
In December of 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years; however, early adoption is permitted for all entities. The Company adopted the standard effective January 1, 2021. The Company does not believe the standard will have a material impact on its consolidated financial statements.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Company is currently evaluating its contracts that reference LIBOR and the optional expedients and exceptions provided by the FASB.
In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" ("ASU 2020-06"). The new guidance (i) simplifies an issuer's accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models in ASC 470-20 that require separate accounting for embedded conversion features, (ii) simplifies the settlement assessment that issuers perform to determine whether a contract in its own equity qualifies for equity classification and (iii) requires entities to use the if-converted method for all convertible instruments and generally requires them to include the effect of share settlement for instruments that may be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, but an entity must early adopt the guidance at the beginning of the fiscal year. The Company elected to early adopt ASU 2020-06 on January 1, 2021 and noted that the standard does not have an impact on the Company's consolidated financial statements.

3. ACQUISITIONS

On February 4, 2021 (effective February 1, 2021), the Company completed the acquisition of a 49.50 percent interest in Crimson (which includes a 49.50 percent voting interest and the right to 100.0 percent of the economic benefit of Crimson's business, after satisfying the distribution rights of the remaining equity holders) for total consideration with a fair value of $343.8 million after giving effect to the initial working capital adjustments and with the right to acquire the remaining 50.50 percent, subject to CPUC approval. After giving effect to the initial working capital adjustments, the consideration consisted of a combination of cash on hand of $74.6 million, commitments to issue new common and preferred equity valued at $115.3 million, contribution of the GIGS asset with a fair value of $48.9 million to the sellers and $105.0 million in new term loan and revolver borrowings, all as detailed further below. The consideration was subject to a final working capital adjustment. Crimson is a CPUC regulated crude oil pipeline owner and operator, and its assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including approximately 1,100 active miles) across northern, central and southern California, connecting California crude production to in-state refineries.
To effect the Crimson Transaction, on February 4, 2021, the Company entered into and consummated a Membership Interest Purchase Agreement (the "MIPA") with CGI Crimson Holdings, L.L.C. ("Carlyle"), Crimson, and John D. Grier and certain affiliated trusts of Grier (the "Grier Members"). Pursuant to the terms of the MIPA, the Company acquired all of the Class C Units of Crimson owned by Carlyle, which represents 49.50 percent of all of the issued and outstanding membership interests of Crimson for approximately $66.0 million in cash (net of initial working capital adjustments) and the transfer to Carlyle of the Company's interest in GIGS (as further described in Note 5 ("Leased Properties And Leases")). Crimson Midstream Operating and Corridor MoGas also entered into a $105.0 million Amended and Restated Credit Agreement with Wells Fargo (as further described below and in Note 14 ("Debt").

Simultaneously, Crimson, the Company, and the Grier Members entered into the Third Amended and Restated Limited Liability Company Agreement ("Third LLC Agreement”) of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members' outstanding membership interests in Crimson were exchanged for 1,613,202 Class A-1 Units of Crimson, 2,436,000 Class A-2 Units of Crimson and 2,450,142 Class A- 3 Units of Crimson, which, as described in Note 16 ("Stockholders' Equity"), may eventually be exchangeable for shares of the Company's common and preferred stock. The Company received 10,000 Class B-1 Units, which represent the Company's economic interest in Crimson. The Class A-1 Units issued were subject to a final working capital adjustment. Additionally, 495,000 Class C-1 Units (representing 49.50 percent of the voting interests under the Third LLC Agreement) were issued to the Company in exchange for the former Class C Units acquired from Carlyle and 505,000 Class C-1 Units (representing 50.50 percent of the voting interests under the Third LLC Agreement) were issued to the Grier Members, in exchange for the Class C Units held by the Grier Members prior to the Crimson Transaction.
In June 2021, a working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1.8 million. This resulted in an additional 37,043 Class A-1 Units being issued to the Grier Members for their 50.50 percent ownership interest and $907.7 thousand of additional cash being paid for the 49.50 percent ownership interest CorEnergy purchased. The newly issued units resulted in an increase in the aggregate value of non-controlling interest of $882.7 thousand and increased the Grier Members' total Class A-1 Units to 1,650,245. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of September 30, 2021.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
of the date of this Annual Report on Form 10-K, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as an appraisal of tangible assets and liabilities are finalized and purchase price adjustments are completed. The following is a summary of a preliminary allocation of the purchase price:

Crimson Midstream Holdings, LLC	As of February 1, 2021	Working Capital Changes/PPA Adjustments	December 31, 2021
Assets Acquired
Cash and cash equivalents	$6,554,921	$—	$6,554,921
Accounts and other receivables	11,394,441	—	11,394,441
Inventory	1,681,637	—	1,681,637
Prepaid expenses and other assets	6,144,932	—	6,144,932
Property and equipment(1)	332,174,531	1,540,608	333,715,139
Operating right-of-use asset	6,268,077	—	6,268,077
Total assets acquired:	$364,218,539		$365,759,147
Liabilities Assumed
Accounts payable and other accrued liabilities(1)	$13,790,011	$(249,847)	$13,540,164
Operating lease liability	6,268,077	—	6,268,077
Unearned revenue	315,000	—	315,000
Total liabilities assumed:	$20,373,088		$20,123,241
Fair Value of Net Assets Acquired:	$343,845,451		$345,635,906

Non-controlling interest at fair value(2)(3)	$115,323,036	$882,726	$116,205,762
(1) Amounts recorded for property and equipment include land, buildings, lease assets, leasehold improvements, furniture, fixtures and equipment. During the three months ended June 30, 2021, the Company recorded a $1.8 million working capital adjustments primarily related to the valuation of land. During the three months ended December 31, 2021, the Company recorded measurement period adjustments relating to (i) rights of way and pipelines, which resulted in $734 thousand additional depreciation for the year ended December 31, 2021 and (ii) accrued office lease in the amount of $250 thousand, which is netted against the $1.8 million working capital adjustment.

(2) Includes a non-controlling interest for Grier Members' equity consideration in the Crimson Class A-1, A-2 and A-3 Units (including the 37,043 newly issued A-1 Units) with a total fair value of $116.2 million. Refer to "Fair Value of Non-controlling Interest" below and Note 16 ("Stockholders' Equity") for further details.

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

Fair Value of Non-controlling Interest

The fair value of the non-controlling interest for each of the Crimson Class A-1, A-2 and A-3 Units was determined from an external valuation performed by an unrelated third party specialist. As described in Note 16 ("Stockholders' Equity"), the holders

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
of the Crimson A-1, A-2 and A-3 Units have the right to receive any distributions that the Company's Board of Directors determines would be payable as if they held (initially) the shares of Series C Preferred Stock, Series B Preferred Stock and Class B Common Stock, respectively, with all distributions on Class A-1 Units becoming tied to the Company's Series A Preferred Stock as of June 30, 2021 and distributions on the Class A-2 Units becoming tied to the Class B Common Stock as of July 7, 2021, as further described in Note 16 ("Stockholders' Equity"). To determine the fair value of the units on February 1, 2021, the third-party valuation specialists developed a Monte Carlo model to simulate a distribution of future prices underlying the CorEnergy securities associated with the Crimson A-1, A-2 and A-3 Units. The fair value measurement is based on observable inputs related to the Company's Common Stock and Series A Preferred Stock, including stock price, historical volatility and dividend yield. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.88 percent for the A-1 Units and 11.75 percent for the A-3 Units. The valuation for the A-2 Units assumed stockholder approval would be received to exchange the A-2 Units to Class B Common Stock instead of Series B Preferred Stock. Therefore, the valuation mirrors the assumptions utilized for the A-3 Units.

During the year ended December 31, 2021, the Company incurred transaction costs and financing costs at closing of approximately $2.0 million and $2.8 million, respectively. The Company also incurred due diligence costs and other financing costs of $783 thousand and $235 thousand, respectively for year ended December 31, 2021. Total transaction, due diligence and financing costs, including $1.5 million incurred for the year ended December 31, 2020, for the Crimson Transaction were $7.3 million. Transaction and due diligence costs are recorded in general and administrative expenses in the Consolidated Statements of Operation. Financing costs were capitalized as deferred debt issuance costs in the Consolidated Balance Sheet. For the period from February 1, 2021 (effective date of the acquisition) to December 31, 2021, revenues for Crimson were $106.3 million and net income was $17.8 million.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma revenue information for the year ended December 31, 2021 and 2020, assumes that the Crimson acquisition occurred at the beginning of 2020, and reflects the full results for the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company's accounting policies. The Company has excluded pro forma information related to net earnings (loss) as it is impracticable to provide the information as Crimson was part of a larger entity that was separated via a common control transfer at the closing of the Crimson Transaction. As a result, quarterly financial information has not been carved-out for the Crimson entities acquired in prior quarterly periods.

	Pro Forma Year Ended
	December 31, 2021	December 31, 2020
Revenues	$136,921,819	$116,842,301

Corridor InfraTrust Management, LLC

On July 6, 2021, the Company consummated the internalization of the Company’s management company (the “Internalization”) pursuant to the previously announced Contribution Agreement, dated as of February 4, 2021 (the Contribution Agreement”), by and among the Company and the Contributors. Pursuant to the Contribution Agreement and following approval by the Company’s stockholders, the Company, acquired Corridor, which owns the assets previously used by Corridor in its performance of the management functions previously provided to the Company. Upon closing of the Internalization, the Company became an internally managed real estate investment trust. As an internally managed company, the Company no longer pays the former Manager any fees or expense reimbursements arising from the Management Agreement but rather incurs the former Manager's direct employee compensation and office related expenses.

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The acquisition is being treated as a business combination in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as an appraisal of tangible assets and liabilities are finalized and purchase price adjustments are completed. The following is a summary of a preliminary allocation of the purchase price:

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

4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of crude oil, natural gas supply, and natural gas transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement. Refer to Note 2 ("Significant Accounting Policies") for additional details on the Company's revenue recognition policies under ASC 606.
Crude Oil and Natural Gas Transportation and Distribution
Under the Company's (i) crude oil and natural gas transportation, (ii) natural gas supply, and (iii) natural gas distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as the commodity is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract, and the Company satisfies performance obligations over time as midstream transportation and distribution services are performed. The transaction price is calculated based on (i) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) CPUC and FERC regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual CPI escalators) in the case of the Company's distribution agreement.

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
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of December 31, 2021 and 2020:

	Contract Liability(1)
	December 31, 2021	December 31, 2020
Beginning Balance January 1	$6,104,979	$6,850,790
Unrecognized Performance Obligations	199,405	347,811
Recognized Performance Obligations	(965,020)	(1,093,622)
Ending Balance December 31	$5,339,364	$6,104,979
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $40 thousand and $363 thousand as of December 31, 2021 and 2020, respectively. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of December 31, 2021, the remaining unamortized deferred contract costs balance was $853 thousand. The contract asset and deferred contract costs balances are included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Crude oil transportation revenue	81.5%	—%	—%
Natural gas transportation contracts	13.1%	64.3%	67.8%
Natural gas distribution contracts	4.1%	23.9%	25.5%
Other	1.3%	11.8%	6.7%

5. LEASED PROPERTIES AND LEASES
Prior to 2021, the Company primarily acquired midstream and downstream assets in the U.S. energy sector such as pipelines, storage terminals, and gas and electric distribution systems and, historically, leased many of these assets to operators under triple-

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
net leases. The Company's leased property was classified as an operating lease and was recorded as leased property in the Consolidated Balance Sheets. Base rent related to the Company's leased property was recognized on a straight-line basis over the term of the lease when collectability was probable. Participating rent was recognized when it was earned, based on the achievement of specified performance criteria. Base and participating rent were recorded as lease revenue in the Consolidated Statements of Operations. The Company regularly evaluated the collectability of any deferred rent receivable on a lease by lease basis. The evaluation primarily included assessing the financial condition and credit quality of the Company's tenants, changes in tenants' payment history and current economic factors. When the collectability of the deferred rent receivable or future lease payments were no longer probable, the Company recognized a write-off of the deferred rent receivable as a reduction of revenue in the Consolidated Statements of Operations.
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
Sale and Impairment of the Grand Isle Gathering System
During 2020, the EGC Tenant's nonpayment of rent along with the significant decline in the global oil market triggered indicators of impairment for the GIGS asset. As a result, the Company recognized a $140.3 million loss on impairment of leased property related to the GIGS asset in the Consolidated Statements of Operations for the year ended December 31, 2020. The Company also previously recognized a deferred rent receivable for the Grand Isle Gathering Lease, which primarily represented timing differences between the straight-line revenue recognition and contractual lease receipts over the lease term. Given the EGC's Tenant's nonpayment of rent and the Company's expectations surrounding the collectability of the contractual lease payments under the lease, the Company recognized a non-cash write-off of the deferred rent receivable of $30.1 million. The non-cash write-off was recognized as a reduction of revenue in the Consolidated Statements of Operations for the year ended December 31, 2020.
As discussed in Note 3 ("Acquisitions"), on February 4, 2021, the GIGS asset was used as partial consideration for the acquisition of the Company's interest in Crimson resulting in its disposal, along with the asset retirement obligation (collectively, the "GIGS Disposal Group"), which was assumed by the sellers. Upon meeting the held for sale criteria in mid-January 2021, the Company ceased recording depreciation on the GIGS asset. The GIGS asset had a carrying value of $63.5 million and the asset retirement obligation had a carrying value of $8.8 million, or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of approximately $48.9 million at the time of disposal, which was determined by a discounted cash flow model and utilized the forecast of a market participant and their expected operation of the asset. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.75 percent. The contribution of the GIGS Disposal Group resulted in a loss on impairment and disposal of leased property of $5.8 million in the Consolidated Statements of Operations in the first quarter of 2021.
Termination of the Grand Isle Lease Agreement
As described in Note 11 ("Management Agreement"), in connection with the GIGS disposition, the Company and Grand Isle Corridor entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement") with the EGC Tenant, EGC, and CEXXI, LLC (the "EXXI Entities") related to the previously reported litigation between them and terminated the Grand Isle Lease Agreement. The termination of the Grand Isle Lease Agreement resulted in the write-off of deferred lease costs of $166 thousand, which is recorded as a loss on termination of lease in the Consolidated Statements of Operations for the year ended December 31, 2021.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
Pinedale LP, along with Prudential, the lender under the Amended Pinedale Term Credit Facility discussed in Note 14 ("Debt"), commenced discussions with UPL which resulted in UPL presenting an initial offer to purchase the Pinedale LGS. The Amended Pinedale Term Credit Facility was secured by the Pinedale LGS and was not secured by any assets of CorEnergy or its other subsidiaries.
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
During the negotiation and closing of the sale of the Pinedale LGS to Ultra Wyoming, the Company determined impairment indicators existed as the value to be received from the sale was less than the carrying value of the asset of $164.5 million. As a result of these indicators and the sale of the Pinedale LGS, the Company recognized a loss on impairment and disposal of leased property in the Consolidated Statement of Operations of approximately $146.5 million for the year ended December 31, 2020. Further, the sale of the Pinedale LGS resulted in the termination of the Pinedale Lease Agreement, and the Company recognized a loss on termination of lease of approximately $458 thousand for the year ended December 31, 2020. These losses were partially offset by the settlement of the Amended Pinedale Term Credit Facility with Prudential (as discussed above and in Note 14 ("Debt"), which resulted in a gain on extinguishment of debt of $11.0 million for year ended December 31, 2020.

LESSOR - LEASED PROPERTIES
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
The COVID-19 pandemic-related reduction in energy demand and the uncertainty of production from OPEC members, US producers and other international suppliers caused significant disruptions and volatility in the global oil marketplace during 2020, which adversely affected our tenants. In response to COVID-19, governments around the world implemented stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by the Company's pipelines, terminals and other facilities.
The following table reflects the depreciation and amortization included in the accompanying Consolidated Statements of Operations associated with the Company's leases and leased properties:

	For the Years Ended December 31,
	2021	2020	2019
Depreciation Expense
GIGS(1)	$140,860	$6,013,322	$9,763,163
Pinedale (2)	—	3,695,599	8,869,440
United Property Systems	41,256	39,737	39,117
Total Depreciation Expense	$182,116	$9,748,658	$18,671,720
Amortization Expense - Deferred Lease Costs
GIGS(1)	$2,547	$30,564	$30,564
Pinedale (2)	—	30,684	61,368
Total Amortization Expense - Deferred Lease Costs	$2,547	$61,248	$91,932
ARO Accretion Expense
GIGS(1)	$40,545	$461,713	$443,969
Total ARO Accretion Expense	$40,545	$461,713	$443,969
(1) In February 4, 2021, the Grand Isle Gathering System was sold as partial consideration for Crimson Midstream Holdings.
(2) On June 30, 2020, the Pinedale LGS was sold to Ultra Wyoming, terminating the Pinedale Lease Agreement.
The following table reflects the deferred costs that are included in the accompanying Consolidated Balance Sheets associated with the Company's leased properties:

	December 31, 2021	December 31, 2020
Net Deferred Lease Costs
GIGS	$—	$168,191
Total Deferred Lease Costs, net	$—	$168,191
LESSEE - LEASED PROPERTIES
The Company's operating subsidiaries currently lease land, corporate office space, single-use office space and equipment. During the year ended December 31, 2021, the Company acquired additional right-of-use assets and lease liabilities in connection with the Crimson Transaction, in connection with the Internalization, and the Company signed a new lease for the Denver corporate office. The Company's leases are classified as operating leases and presented as operating right-of-use assets and operating lease

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
liability on the Consolidated Balance Sheet. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the years ended December 31, 2021 and 2020:

	For the Year Ended
	December 31, 2021	December 31, 2020
Lease cost:
Operating lease cost	$1,462,133	$41,426
Short term lease cost	229,166	—

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,691,894	$41,426
The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases (in years)	10.0	1.8
Weighted-average discount rate - operating leases	7.04%	7.45%
The following table reflects the undiscounted cash flows for future minimum lease payments under noncancellable operating leases reconciled to the Company's lease liabilities on our Consolidated Balance Sheet as of December 31, 2021:

For the Years Ending December 31,	Operating Leases
2022	1,774,495
2023	1,179,989
2024	446,459
2025	419,068
2026	464,849
Thereafter	4,437,549
Total	8,722,409
Less: Present Value Discount	2,675,752
Operating Lease Liabilities	$6,046,657

6. FINANCING NOTES RECEIVABLE
Four Wood Financing Note Receivable
On August 10, 2021, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from November 30, 2024 to July 31, 2026 and (ii) to reduce payments to $24 thousand per month through the maturity date beginning as of August 31, 2021. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 12.0 percent. As of December 31, 2021 and December 31, 2020, the Compass REIT Loan was valued at $1.0 million, and $1.2 million, respectively.
On May 22, 2020, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from June 30, 2021 to November 30, 2024 and (ii) to reduce payments to interest only through December 31, 2020. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 8.5 percent through May 31, 2021. Subsequent to May 31, 2021 interest will accrue at an annual rate of 12 percent. Monthly principal payments of approximately $11 thousand resumed on January 1, 2021 and increase annually beginning on June 30, 2021 through the maturity date.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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

7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows:

Deferred Tax Assets and Liabilities
	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Deferred contract revenue	$1,333,510	$1,474,962
Net operating loss carryforwards	6,929,821	6,438,628
Capital loss carryforward	92,418	92,418
Other	366	420
Sub-total	$8,356,115	$8,006,428
Valuation allowance	(3,891,342)	(92,418)
Sub-total	$4,464,773	$7,914,010
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(4,187,621)	$(3,578,283)
Other	(70,867)	(53,151)
Sub-total	$(4,258,488)	$(3,631,434)
Total net deferred tax asset	$206,285	$4,282,576
As of December 31, 2021, the total deferred tax assets and liabilities presented above relate to the Company's TRSs. The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of December 31, 2021, the Company had no uncertain positions. Tax years subsequent to the year ended December 31, 2017, remain open to examination by federal and state tax authorities.
As of December 31, 2021 and 2020, the TRSs had cumulative net operating loss carryforwards ("NOL") of $28.7 million and $26.7 million, respectively. Net operating losses of $25.5 million generated during the years ended December 31, 2021, 2020, 2019 and 2018 may be carried forward indefinitely, subject to limitation. Net operating losses generated for years prior to December 31, 2018 may be carried forward for 20 years. If not utilized, the net operating loss will expire as follows: $328 thousand, $176 thousand, $828 thousand, and $2 million in the years ending December 31, 2034, 2035, 2036 and 2037, respectively. The Company also has a capital loss carryforward of $440 thousand as of December 31, 2021 and 2020, respectively, which if not utilized, will expire as of December 31, 2024.
Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand was recorded equal to the amount of the tax benefit of this carryforward at December 31, 2021 and 2020. Additionally, the Company determined that certain of the federal and state net operating losses would not be utilized prior to their expiration. Due to the uncertainty of realizing these deferred tax assets, a total valuation allowance of $3.8 million was recorded as of December 31, 2021. The valuation allowance at December 31, 2021 includes a $92 thousand valuation allowance for Corridor Private and $3.8 million valuation allowance for Corridor MoGas. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of the deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allowed NOLs originating in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Certain of the Company’s TRSs have NOLs totaling approximately $1.2 million were eligible for carryback under the CARES Act. The benefit of these carrybacks has been recorded as an increase to income taxes receivable and a reduction to deferred tax assets. Certain NOLs which were initially measured at the current corporate income tax rate of 21 percent are being carried back to offset taxable income that was taxed at a pre-Tax Cuts and Jobs Act of 2017 rate of 34 percent. The benefit received from the rate differential is reflected in the income tax provision for the year ended December 31, 2020.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

Total income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 21 percent for the years ended December 31, 2021, 2020 and 2019, to income or loss from operations and other income and expense for the years presented, as follows:

Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2021	2020	2019
Application of statutory income tax rate	$(2,717,152)	$(64,292,012)	$904,111
State income taxes, net of federal tax benefit	681,342	35,371	409,839
Income of Real Estate Investment Trust not subject to tax	2,971,378	64,331,160	(941,900)
Increase in valuation allowance	3,159,313	—	—
Other	(20,122)	(159,377)	(137,432)
Total income tax expense (benefit)	$4,074,759	$(84,858)	$234,618
Total income taxes are computed by applying the federal statutory rate of 21 percent plus a blended state income tax rate. CorEnergy BBWS has a blended state income tax rate of approximately 3 percent for the years ended December 31, 2021 and December 31, 2020 and a blended state income tax rate of approximately 5 percent for the year ended December 31, 2019 due to its operations in Missouri. Because Corridor MoGas primarily only operates in the state of Missouri, a blended state income tax rate of 3 percent was used for the operation of the TRS for the years ended December 31, 2021 and December 31, 2020 and 5 percent was used for the year ended December 31, 2019. For CorEnergy BBWS and Corridor MoGas, the blended state rate includes the enacted decrease in the Missouri state income tax rate effective in 2020. As a result of the decreased rate, additional deferred state income taxes of $315 thousand resulting from the application of the newly enacted rate to existing deferred balances was recorded in the first quarter of 2019. Crimson Midstream Holding I operates only in the state of California and uses a net state rate of 7% for the year ended December 31, 2021.
For the years ended December 31, 2021, 2020 and 2019, all of the income tax expense (benefit) presented above relates to the assets and activities held in the Company's TRSs. The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Years Ended December 31,
	2021	2020	2019
Current tax expense (benefit)
Federal	$(7,154)	$(420,074)	$(159,381)
State (net of federal tax benefit)	5,623	24,231	39,357
Total current tax benefit	$(1,531)	$(395,843)	$(120,024)
Deferred tax expense (benefit)
Federal	$3,400,571	$299,845	$(15,840)
State (net of federal tax benefit)	675,719	11,140	370,482
Total deferred tax expense	$4,076,290	$310,985	$354,642
Total income tax expense (benefit), net	$4,074,759	$(84,858)	$234,618
The aggregate cost of securities for federal income tax purposes and securities with unrealized appreciation and depreciation, were as follows:

Aggregate Cost of Securities for Income Tax Purposes
	December 31, 2021	December 31, 2020
Aggregate cost for federal income tax purposes	$—	$301,314
Gross unrealized appreciation	—	—
Gross unrealized depreciation	—	—
Net unrealized appreciation	$—	$—

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
The Company provides the following tax information to its Common Stockholders pertaining to the character of distributions paid during tax years 2021, 2020 and 2019. For a Common Stockholder that received all distributions in cash during 2021, 100.0 percent will be treated as return of capital. The per share characterization by quarter is reflected in the following tables (unaudited):

2021 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/12/2021	2/11/2021	2/26/2021	$0.0500	$—	$—	$—	$0.0500	$—
5/14/2021	5/13/2021	5/28/2021	0.0500	—	—	—	0.0500	—
8/17/2021	8/16/2021	8/31/2021	0.0500	—	—	—	0.0500	—
11/16/2021	11/15/2021	11/30/2021	0.0500	—	—	—	0.0500	—
Total 2021 Distributions			$0.2000	$—	$—	$—	$0.2000	$—

2020 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/14/2020	2/13/2020	2/28/2020	$0.7500	$—	$—	$—	$0.7500	$—
5/15/2020	5/14/2020	5/29/2020	0.0500	—	—	—	0.0500	—
8/17/2020	8/14/2020	8/31/2020	0.0500	—	—	—	0.0500	—
11/16/2020	11/13/2020	11/30/2020	0.0500	—	—	—	0.0500	—
Total 2020 Distributions			$0.9000	$—	$—	$—	$0.9000	$—

2019 Common Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/14/2019	2/13/2019	2/28/2019	$0.7500	$0.5803	$—	$0.0156	$0.1541	$0.5803
5/17/2019	5/16/2019	5/31/2019	0.7500	0.4578	—	0.0150	0.2772	0.4578
8/16/2019	8/15/2019	8/30/2019	0.7500	0.4578	—	0.0150	0.2772	0.4578
11/15/2019	11/14/2019	11/29/2019	0.7500	0.4578	—	0.0150	0.2772	0.4578
Total 2019 Distributions			$3.0000	$1.9537	$—	$0.0606	$0.9857	$1.9537

The Company provides the following tax information to its preferred stockholders pertaining to the character of distributions paid during the 2021, 2020 and 2019 tax years. For a preferred stockholder that received all distributions in cash during 2021, 100.0 percent will be treated as return of capital. The per share characterization by quarter is reflected in the following tables (unaudited):

2021 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/12/2021	2/11/2021	2/26/2021	$0.4609	$—	$—	$—	$0.4609	$—
5/14/2021	5/13/2021	5/28/2021	0.4609	—	—	—	0.4609	—
8/17/2021	8/16/2021	8/31/2021	0.4609	—	—	—	0.4609	—
11/16/2021	11/15/2021	11/30/2021	0.4609	—	—	—	0.4609	—
Total 2021 Distributions			$1.8436	$—	$—	$—	$1.8436	$—

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

2020 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/14/2020	2/13/2020	2/28/2020	$0.4609	$—	$—	$—	$0.4609	$—
5/15/2020	5/14/2020	5/29/2020	0.4609	—	—	—	0.4609	—
8/17/2020	8/14/2020	8/31/2020	0.4609	—	—	—	0.4609	—
11/16/2020	11/13/2020	11/30/2020	0.4609	—	—	—	0.4609	—
Total 2020 Distributions			$1.8436	$—	$—	$—	$1.8436	$—

2019 Preferred Stock Tax Information
Record Date	Ex-Dividend Date	Payable Date	Total Distribution per Share	Total Ordinary Dividends	Qualified Dividends	Capital Gain Distributions	Nondividend Distributions	Section 199A Dividends
2/14/2019	2/13/2019	2/28/2019	$0.4609	$0.4483	$—	$0.0126	$—	$0.4483
5/17/2019	5/16/2019	5/31/2019	0.4609	0.4463	—	0.0146	—	0.4463
8/16/2019	8/15/2019	8/30/2019	0.4609	0.4463	—	0.0146	—	0.4463
11/15/2019	11/14/2019	11/29/2019	0.4609	0.4463	—	0.0146	—	0.4463
Total 2019 Distributions			$1.8436	$1.7872	$—	$0.0564	$—	$1.7872
The Company elected, effective for the 2013 tax year, to be treated as a REIT for federal income tax purposes. The Company's REIT election, assuming continued compliance with the applicable tests, will continue in effect for subsequent tax years. The Company satisfied the annual income test and the quarterly asset tests necessary for us to qualify to be taxed as a REIT for 2021, 2020 and 2019.
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	December 31, 2021	December 31, 2020
Land	$24,989,784	$686,330
Crude oil pipelines	180,663,146	—
Natural gas pipeline	126,889,779	104,869,418
Right-of-way agreements	63,409,200	22,041,047
Pipeline related facilities	39,995,865	—
Tanks	30,679,194	—
Vehicles and trailers	1,840,609	719,897
Office equipment and computers	1,403,090	268,559
Construction work in progress	8,581,560	220,157
Gross property and equipment	$478,452,227	$128,805,408
Less: accumulated depreciation	(37,022,034)	(22,580,810)
Net property and equipment	$441,430,193	$106,224,598
Depreciation expense was $14.7 million, $3.4 million, and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

9. GOODWILL
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets on acquisition of a business. The carrying value of goodwill, which is not amortized, is assessed for impairment annually, or more frequently if events or changes in circumstances arise that suggest the carrying value of goodwill may be impaired. The Company performs its annual impairment test of the carrying value of goodwill on December 31 of each year.

The Company's most recent annual assessment of the goodwill balance was performed on December 31, 2021, using the step 0 qualitative goodwill impairment assessment. The Company's assessment of goodwill did not result in an impairment charge. If the Company is not able to enter into future revenue generating agreements for Corridor, the goodwill associated with the Corridor acquisition is at risk for impairment in the amount of $14.5 million.

Goodwill as of December 31, 2021, was as follows:

	Gross Carrying Amount	Impairment Losses	Net Carrying Value
Goodwill	$16,210,020	$—	$16,210,020

The change in the net book value of goodwill for the years ended December 31, 2021 and 2020, was as follows:

	2021	2020
As of January 1,	$1,718,868	$1,718,868
Corridor Infrastructure Trust Acquisition	14,491,152	—
As of December 31,	$16,210,020	$1,718,868

10. CONCENTRATIONS
The Company has customer concentrations through several major customers which have contracted transportation revenues. Concentrations consist of the following:

	2021	2020	2019
	Percent of Revenues	Percent of Revenues(1)	Percent of Revenues
Crimson Midstream Holdings
Phillips 66	12%	NA	NA
Shell Trading US Company	17%	NA	NA
Chevron Products Company	20%	NA	NA
PBF Holding Company	13%	NA	NA

MoGas Pipeline System
Spire	6%	16%	7%
Ameren Energy	4%	11%	NA

Omega Pipeline (Mowood, LLC)
Department of Defense	4%	15%	NA
(1) The 2020 percent is calculated using consolidated revenues excluding the deferred rent receivable write-off recorded on GIGS for the year ended December 31, 2020.

11. MANAGEMENT AGREEMENT
On February 4, 2021, the Company entered into a Contribution Agreement with the Contributors and Corridor InfraTrust Management, LLC ("Corridor" or the "Manager"), the Company's external manager. Consummation of the transaction contemplated in the Contribution Agreement resulted in the internalization of the Manager, which was approved by stockholders on June 29, 2021.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
$1.0 million advance to Corridor to fund bonus payments to its employees in connection with the Internalization and (iii) providing payments to Corridor for actual employee compensation and office related expenses. Further, the First Amendment provided that, beginning April 1, 2021, the Company paid Corridor additional cash fees equivalent to the aggregate amount of all distributions that would accrue, if declared, on and after such date with respect to the securities to be issued as the Internalization Consideration pursuant to the Contribution Agreement (an amount, assuming payment on a cash basis equal to approximately $172 thousand per quarter). This agreement was in effect until the closing of the Internalization on July 6, 2021. The Company paid $53 thousand for declared dividends under this agreement.
Prior to Internalization, the terms of the Management Agreement provided for a quarterly management fee to be paid to Corridor equal to 0.25 percent (1.00 percent annualized) of the value of the Company's Managed Assets as of the end of each quarter. "Managed Assets" means the total assets of the Company (including any securities receivables, other personal property or real property purchased with or attributable to any borrowed funds) minus (A) the initial invested value of all non-controlling interests, (B) the value of any hedged derivative assets, (C) any prepaid expenses and (D) all of the accrued liabilities other than (1) deferred taxes and (2) debt entered into for the purpose of leverage. For purposes of the definition of Managed Assets, the Company's securities portfolio will be valued at then current market value. For purposes of the definition of Managed Assets, other personal property and real property assets will include real and other personal property owned and the assets of the Company invested, directly or indirectly, in equity interests in or loans secured by real estate or personal property (including acquisition related costs and acquisition costs that may be allocated to intangibles or are unallocated), valued at the aggregate historical cost, before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves. In light of previous provisions for loan losses on certain of the Company's energy infrastructure financing investments, the Manager voluntarily recommended, and the Company agreed, that effective on and after the Company's March 31, 2016 balance sheet date, solely for the purpose of computing the value of the Company's Managed Assets in calculating the quarterly management fee under the terms of the Management Agreement, that portion of the Management Fee attributable to such loans shall be based on the estimated net realizable value of the loans, which shall not exceed the amount invested in the loans as of the end of the quarter for which the Management Fee is to be calculated.
The Management Agreement also provided for payment of a quarterly incentive fee of 10 percent of the increase in distributions paid over a distribution threshold equal to $0.625 per share per quarter, and requires that at least half of any incentive fees that are paid be reinvested in the Company's Common Stock. The foregoing description of the terms of the May 1, 2015 Management Agreement is qualified in its entirety by reference to the full terms of such agreement, which is incorporated by reference as an exhibit to this Report.
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
Fees incurred under the Management Agreement for the year ended December 31, 2021, 2020 and 2019 were $322 thousand, $5.1 million and $6.8 million, respectively. The Management Agreement ended effectively upon the signing of the Contribution Agreement on February 4, 2021. Thereafter, the Company paid the fees all related to reimbursement of Corridor employee compensation and office related expenses under the First Amendment. For the year ended December 31, 2021, the fees incurred include $1.0 million related to a transaction bonus outlined in the Contribution Agreement and $1.6 million for reimbursement of Corridor employee compensation and office related expenses under the First Amendment. The Company also reimbursed Corridor for approximately $50 thousand in legal fees incurred in connection with the Internalization and paid investment

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
advisors $1.9 million in connection with the execution of the Contribution Agreement. Fees incurred are reported in the General and Administrative line item on the Consolidated Statements of Operations.
The Company pays Corridor, as the Company's Administrator pursuant to an Administrative Agreement, an administrative fee equal to an annual rate of 0.04 percent of the value of the Company's Managed Assets, with a minimum annual fee of $30 thousand. Fees incurred under the Administrative Agreement for the years ended December 31, 2021, 2020 and 2019 were $13 thousand, $203 thousand, and $264 thousand, respectively, and are reported in the General and Administrative line item on the Consolidated Statements of Operations.

12. COMMITMENTS AND CONTINGENCIES

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
On February 4, 2021, the GIGS asset was used as partial consideration for the acquisition of its interest in Crimson. In connection with the disposition, the Company and Grand Isle Corridor entered into Settlement Agreement with the EXXI Entities. The EGC Tenant is the tenant under the Grand Isle Lease Agreement, dated June 30, 2015 with Grand Isle Corridor. Grand Isle Corridor initially received a Guaranty dated June 22, 2015 from Energy XXI Ltd. in connection with the original purchase of the GIGS, which was assumed by EGC, as guarantor of the obligations of the EGC Tenant pursuant to the terms of the Assignment and Assumption of Guaranty and Release dated December 30, 2016 (as assigned and assumed, the "Tenant Guaranty").
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
13. FAIR VALUE
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
Financing Notes Receivable — The financing notes receivable are valued at fair value on a non-recurring basis. The financing notes receivable are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Financing notes with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated net realizable value. Estimates of realizable value are determined based on unobservable inputs, including estimates of future cash flow generation and value of collateral underlying the notes.
Inventory — Inventory primarily consists of crude oil earned as in-kind PLA payments and is valued using an average costing method at the lower of cost and net realizable value.
Secured Credit Facilities — The fair value of the Company's long-term variable-rate and fixed-rate debt under its secured credit facilities approximates carrying value.
Unsecured Convertible Senior Notes — The fair value of the unsecured convertible senior notes is estimated using quoted market prices from either active (Level 1) or generally active (Level 2) markets.

Carrying and Fair Value Amounts
	Level within Fair Value Hierarchy	December 31, 2021		December 31, 2020
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$12,496,478	$12,496,478	$99,596,907	$99,596,907
Financing notes receivable (Note 6)	Level 3	1,036,660	1,036,660	1,209,736	1,209,736
Inventory	Level 1	3,953,523	3,953,523	87,940	87,940
Financial Liabilities:
Crimson secured credit facility - Term Loan	Level 2	72,724,757	72,724,757	—	—
Crimson secured credit facility - Revolver(2)	Level 2	$26,266,330	$26,266,330	$—	$—
5.875% Unsecured convertible senior notes	Level 2	115,665,830	111,144,075	115,008,130	84,409,292
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
(2) The carrying value of the Crimson Revolver is presented net of unamortized debt issuance costs classified as an asset in deferred costs.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

14. DEBT
The following is a summary of debt facilities and balances as of December 31, 2021 and 2020:

	Total Commitment or Original Principal	Quarterly Principal Payments		December 31, 2021		December 31, 2020
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Secured Credit Facility:
Crimson Revolver	$50,000,000		2/4/2024	$27,000,000	4.11%	$—	—%
Crimson Term Loan	80,000,000	2,000,000	2/4/2024	74,000,000	4.10%	—	—%
Crimson Uncommitted Incremental Credit Facility	25,000,000		2/4/2024	—	—%	—	—%
CorEnergy Secured Credit Facility(1):
CorEnergy Revolver	160,000,000	—	7/28/2022		—%	—	2.89%
MoGas Revolver	1,000,000	—	7/28/2022	—	—%	—	2.89%
Omega Line of Credit(2)	1,500,000	—	4/30/2021	—	—%	—	4.14%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$219,050,000		$118,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Senior Notes				$301,859		$385,131
Unamortized discount on 5.875% Convertible Senior Notes				2,082,311		2,656,739
Unamortized deferred financing costs on Crimson Secured Credit Facility(3)				1,275,244		—
Long-term debt, net of deferred financing costs				$215,390,586		$115,008,130
Debt due within one year				$8,000,000		$—
(1) The CorEnergy Secured Credit Facility was terminated on February 4, 2021 in connection with the Crimson Transaction described in Note 21 ("Subsequent Events"). Refer to "CorEnergy Credit Facilities" section below.

(2) The Omega Line of Credit was terminated on February 4, 2021 in connection with the Crimson Transaction described in Note 21 ("Subsequent Events"). Refer to "Mowood/Omega Revolver" section below.
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
The loans under the Crimson Credit Facility mature on February 4, 2024. The Crimson Term Loan requires quarterly payments of $2.0 million in arrears on the last business day of March, June, September and December, commencing on June 30, 2021. Subject to certain conditions, all loans made under the Crimson Credit Facility shall, at the option of the Borrowers, bear interest at either (a) LIBOR plus a spread of 325 to 450 basis points, or (b) a rate equal to the highest of (i) the prime rate established by the Administrative Agent, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a spread of 225 to 350 basis points. The applicable spread for each interest rate is based on the Total Leverage Ratio (as defined in the Crimson Credit Facility); however, the initial interest rate was set at the top level of the pricing grid until the first compliance reporting event for the period ended June 30, 2021. The effective interest rate for the Crimson Credit Facility was approximately 4.9% as of December 31, 2021.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
Contractual Payments

The remaining contractual principal payments as of December 31, 2021 under the Crimson Credit Facility are as follows:

Year	Crimson Term Loan	Crimson Revolver	Total
2022	8,000,000	—	8,000,000
2023	8,000,000	—	8,000,000
2024	58,000,000	27,000,000	85,000,000
2025	—	—	—
Thereafter	—	—	—
Total Remaining Contractual Payments	$74,000,000	$27,000,000	$101,000,000

Subsequent to December 31, 2021, Crimson Midstream Operating and Corridor MoGas, Inc. borrowed an additional $2.0 million under the Crimson Revolver on January 18, 2022, so the outstanding borrowings under the Crimson Revolver increased by $2 million for a total of $29 million.

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
The amended facility had a 5-year term maturing on July 28, 2022. Borrowings under the credit facility generally bore interest on the outstanding principal amount using a LIBOR pricing grid that was expected to equal a LIBOR rate plus an applicable margin of 2.75 percent to 3.75 percent, based on the Company's senior secured recourse leverage ratio. Total availability was subject to a borrowing base. The CorEnergy Credit Facility contained, among other restrictions, certain financial covenants including the maintenance of certain financial ratios, as well as default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods).
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
As of December 31, 2020, the Company violated the total leverage ratio under the CorEnergy Revolver due to declining trailing-twelve month EBITDA primarily as a result of the nonpayment of rent from the EGC Tenant during 2020. The Company was in compliance with all other covenants of the CorEnergy Credit Facility. As of December 31, 2020, the violation of the total leverage ratio was expected to reduce the remaining borrowing base under the CorEnergy Revolver to zero upon filing of the fourth quarter of 2020 compliance certificate. The Company continued to have $1.0 million of availability under the MoGas Revolver. Prior to entering into discussions with the Lenders regarding the covenant violation and filing the compliance certificate for the fourth quarter of 2020, the Company terminated the CorEnergy Credit Facility in connection with the Crimson Transaction on February 4, 2021 as described in Note 3 ("Acquisitions"). The Company's subsidiary, Corridor MoGas, became a co-borrower under the Crimson Amended and Restated Credit Facility described further below. As of December 31, 2020 and through the termination date of the facility, the Company had no borrowings outstanding on the CorEnergy Revolver and MoGas Revolver. The termination of the CorEnergy Credit Facility resulted in the payment of unused fees and certain legal expenses.
The Company previously disclosed debt covenant considerations in its Quarterly Reports on Form 10-Q that raised substantial doubt about the Company's ability to continue as a going concern. However, the Company determined that the debt covenant considerations were mitigated by management's plans. Further, the Crimson Transaction, along with the termination of the CorEnergy Credit Facility, on February 4, 2021, have resolved the considerations identified in the Company's Quarterly Reports on Form 10-Q as the Company has leveraged its liquidity to invest in revenue-generating assets. As a result, the accompanying consolidated financial statements and related notes for the year ended December 31, 2021 have been prepared assuming that the Company will continue as a going concern.
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
Mowood/Omega Revolver
On July 31, 2015, a $1.5 million revolving line of credit ("Mowood/Omega Revolver") was established with Regions Bank with a maturity date of July 31, 2016. Following annual extensions, the maturity of the facility had been amended and extended to April 30, 2021. The Mowood/Omega Revolver was used by Omega for working capital and general business purposes and was guaranteed and secured by the assets of Omega. Interest accrued at LIBOR plus 4 percent and was payable monthly in arrears with no unused fee. There was no outstanding balance at December 31, 2020. On February 4, 2021, the Mowood/Omega Revolver was terminated in connection with the Crimson Transaction described in Note 3 ("Acquisitions").
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
fixed rate of 6.5 percent, which was scheduled to mature on December 29, 2022. Principal payments of $294 thousand, plus accrued interest, were payable monthly. Outstanding balances under the facility were secured by the Pinedale LGS assets.
As previously discussed in Note 5 ("Leased Properties And Leases"), UPL's bankruptcy filing constituted a default under the terms of the Pinedale Lease Agreement with Pinedale LP. Such default under the Pinedale Lease Agreement was an event of default under the Amended Pinedale Term Credit Facility, which was secured by the Pinedale LGS. Among other things, an event of default could give rise to a Cash Control Period (as defined in the Amended Pinedale Term Credit Facility), which impacted Pinedale LP's ability to make distributions to the Company. During such a Cash Control Period, which was triggered May 14, 2020, by the bankruptcy filing of Ultra Wyoming and its parent guarantor, UPL, distributions by Pinedale LP to the Company were permitted to the extent required for the Company to maintain its REIT qualification, so long as Pinedale LP's obligations under the Amended Pinedale Term Credit Facility were not accelerated following an Event of Default (as defined in the Amended Pinedale Term Credit Facility).
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
As previously discussed in Note 5 ("Leased Properties And Leases"), Pinedale LP and the Company entered into the Release Agreement with Prudential related to the Amended Pinedale Term Credit Facility, which had an outstanding balance of approximately $32.0 million, net of $132 thousand of deferred debt issuance costs. Pursuant to the Release Agreement, the $18.0 million sale proceeds were provided by Ultra Wyoming directly to Prudential at closing of the Pinedale LGS sale transaction on June 30, 2020. The Company also provided all cash available at Pinedale LP of approximately $3.3 million (including $198 thousand for accrued interest) to Prudential in exchange for (i) the release of all liens on the Pinedale LGS and the other assets of Pinedale LP, (ii) the termination of the Company's pledge of equity interests of the general partner of Pinedale LP, (iii) the termination and satisfaction in full of the obligations of Pinedale LP under the Amended Pinedale Term Credit Facility and (iv) a general release of any other obligations of Pinedale LP and/or the Company and their respective directors, officers, employees or agents pertaining to the Amended Pinedale Term Credit Facility. The Release Agreement resulted in a gain on extinguishment of debt of approximately $11.0 million recorded in the Consolidated Statements of Operations for the year ended December 31, 2020.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the years ended December 31, 2021, 2020 and 2019 is as follows:

Deferred Financing Cost Amortization Expense (1)(2)
	For the Years Ended December 31,
	2021	2020	2019
Crimson Credit Facility	$899,304	$—	$—
CorEnergy Credit Facility	47,879	574,541	574,542
Amended Pinedale Term Credit Facility	—	26,410	52,821
Total Deferred Debt Cost Amortization	$947,183	$600,951	$627,363
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt costs amortization relating to the Convertible Notes included in the Consolidated Statements of Operations, refer to the Convertible Note Interest Expense table below.
CorEnergy Credit Facilities
Prior to the July 28, 2017 credit facility amendment and restatement, previously existing deferred financing costs related to the CorEnergy Credit Facility were approximately $1.8 million, of which approximately $1.6 million continued to be deferred and amortized under the amended and restated facility. Additionally, the Company incurred approximately $1.3 million in new debt issuance costs which were deferred and were being amortized over the term of the new facility. The total deferred financing costs of $2.9 million were being amortized on a straight-line basis over the 5-year term of the amended and restated CorEnergy Credit Facility prior to its termination in February 2021 as described above. In connection with such termination, the Company wrote-off the remaining deferred debt costs of approximately $862 thousand as a loss on extinguishment of debt in the Consolidated Statement of Operations in the first quarter of 2021.
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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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
On April 29, 2020, the Company repurchased approximately $2.0 million face amount of its 5.875% Convertible Notes for approximately $1.3 million, including $24 thousand of accrued interest. The repurchase resulted in a gain on extinguishment of debt of $576 thousand recorded in the Consolidated Statements of Operations for the year ended December 31, 2020. Subsequent to the transaction and as of December 31, 2021, the Company has $118.1 million aggregate principal amount of 5.875% Convertible Notes outstanding.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

The following is a summary of the impact of Convertible Notes on interest expense for the years ended December 31, 2021, 2020 and 2019:

Convertible Note Interest Expense
	For the Years Ended December 31,
	2021	2020	2019
7.00% Convertible Notes:
Interest Expense	$—	$55,331	$3,354,178
Discount Amortization	—	6,682	320,821
Deferred Debt Issuance Cost Amortization	—	1,140	21,004
Total 7.00% Convertible Notes	$—	$63,153	$3,696,003

5.875% Convertible Notes:
Interest Expense	$6,935,438	$6,972,988	$2,722,083
Discount Amortization	574,428	577,539	225,458
Deferred Debt Issuance Amortization	83,272	83,723	31,493
Total 5.875% Convertible Notes	$7,593,138	$7,634,250	$2,979,034
Total Convertible Note Interest	$7,593,138	$7,697,403	$6,675,037
Including the impact of the convertible debt discount and related deferred debt issuance costs, (i) the effective interest rate on the 7.00% Convertible Notes was approximately 7.7 percent for the year ended December 31, 2019, and (ii) the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for the years ended December 31, 2021, 2020, and 2019.
15. ASSET RETIREMENT OBLIGATION
On February 4, 2021, the Company disposed of the ARO upon providing the GIGS asset as partial consideration for the Crimson Transaction. Refer to Note 5 ("Leased Properties And Leases") for further details.
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
The Company's former tenant, EGC Tenant, had an ARO related to the platform which was attached to the GIGS pipelines. If EGC Tenant was unable to fulfill their obligation, the Company would have been required to assume the liability for the related asset removal costs.
In periods subsequent to the initial measurement of an ARO, the Company recognized changes in the liability resulting from (a) the passage of time through accretion expense and (b) revisions to either the timing or the amount of the estimate of undiscounted cash flows based on periodic revaluations. Future expected cash flows was based on subjective estimates and assumptions, which inherently included significant uncertainties which were beyond the Company's control. These assumptions represent Level 3 inputs in the fair value hierarchy. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.
In 2020, the Company revised its estimates to reflect a decrease in timing of the cash flows due to a change in the useful life of the ARO segments identified during the GIGS asset impairment discussed in Note 5 ("Leased Properties And Leases").

The following table is a reconciliation of the asset retirement obligation as of December 31, 2021 and 2020:

Asset Retirement Obligation
	For the Years Ended December 31,
	2021	2020
Beginning asset retirement obligation	$8,762,579	$8,044,200
Liabilities assumed	—	—
ARO accretion expense	40,546	461,713
ARO disposed	(8,803,125)	—
Revision in cash flow estimates	—	256,666
Ending asset retirement obligation	$—	$8,762,579

16. STOCKHOLDERS' EQUITY
PREFERRED STOCK
The Company's authorized preferred stock consists of 10.0 million shares having a par value of $0.001 per share. On January 27, 2015, the Company sold, in an underwritten public offering, 2,250,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). Pursuant to this offering, the Company issued 22,500 whole shares of Series A Preferred Stock. On April 18, 2017, the Company closed a follow-on underwritten public offering of 2,800,000 depositary shares, each representing 1/100th of a share of 7.375% Series A Preferred Stock, at a price of $25.00 per depositary share. On May 10, 2017, the Company sold an additional 150,000 depositary shares at a public offering price of $25.00 per depositary share in connection with the underwriters' exercise of their over-allotment option to purchase additional shares. Following the offering, the Company had a total of 5,200,000 depositary shares outstanding, or 52,000 whole shares.
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
The Company's Board of Directors authorized a share repurchase program for the Company to buy up to $10.0 million of its depositary shares of Series A Preferred Stock, which commenced August 6, 2018. Purchases were made through the program until it expired on August 5, 2019. During 2018, the Company repurchased 177,773 depositary shares for approximately $4.3 million in cash. During 2019, the Company repurchased 2,500 depositary shares of Series A Preferred Stock for approximately $61 thousand in cash.
The Company's Board of Directors authorized a securities repurchase program for the Company to buy up to the remaining amount of its 7.00% Convertible Notes prior to maturity on June 15, 2020 and up to $5.0 million of its Common Stock and 7.375% Series A Preferred Stock, which commenced March 21, 2020. Purchases were made through the program until it expired on August 20, 2020. During 2020, the Company repurchased 8,913 depositary shares of Series A Preferred Stock for approximately $162 thousand in cash.
On July 6, 2021, the Company completed the internalization of the Company's management company Corridor InfraTrust Management, LLC. The Internalization was consummated for a purchase price of approximately $14.6 million, payable in equity. Pursuant to the Contribution Agreement, the Company issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of Class B Common Stock, and (iii) 170,213 depositary shares of Series A Preferred Stock.
As of December 31, 2021, the Company had a total of 5,181,027 depositary shares outstanding, or approximately 51,810 whole shares, with an aggregate par value of $51.81. See Note 21 ("Subsequent Events"), for further information regarding the declaration and payment of a dividend on the Series A Preferred Stock.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
COMMON STOCK
As of December 31, 2021, the Company had 14,893,184 of common shares issued and outstanding. See Note 21 ("Subsequent Events"), for further information regarding the declaration and payment of a dividend on the Common Stock.
CLASS B COMMON STOCK
On June 29, 2021, the stockholders approved (i) the issuance of Class B Common Stock upon conversion of the Series B Preferred Stock issuable pursuant to the terms of the Crimson Transaction, which effectively will make the Crimson Class A-2 Units exchangeable directly for Class B Common Stock following receipt of CPUC approval, and (ii) the issuance of Class B Common Stock pursuant to the terms of the Internalization. On July 6, 2021, the Company issued 683,761 Class B common shares to the contributors of Corridor InfraTrust Management, LLC as partial consideration for the Internalization transaction.
NON-CONTROLLING INTEREST
As disclosed in Note 3 ("Acquisitions") as part of the Crimson Transaction, the Company and the Grier Members entered into the Third LLC Agreement of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members and the Company's interests in Crimson are summarized in the table below:

	Grier Members
		Adjustments
	As of February 1, 2021	Final Working Capital	Paid in Kind Distribution	As of December 31, 2021	CorEnergy
	(in units, except as noted)
Economic ownership interests in Crimson Midstream Holdings, LLC
Class A-1 Units	1,613,202	37,043	—	1,650,245	—
Class A-2 Units	2,436,000	—	24,414	2,460,414	—
Class A-3 Units	2,450,142	—	—	2,450,142	—

Class B-1 Units	—	—	—	—	10,000

Voting ownership interests in Crimson Midstream Holdings, LLC
Class C-1 Units	505,000	—	—	505,000	495,000
Voting Interests of C-1 Units (%)	50.50%	—	—	50.62%	49.38%
In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455 (as further described above in Note 3 ("Acquisition"). This resulted in 37,043 Class A-1 Units being issued to the Grier Members for their 50.50% ownership interest. The newly issued units resulted in an increase in non-controlling interest of $882,726. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of December 31, 2021.
After working capital adjustments, the fair value of the Grier Members' noncontrolling interest, which is represented by the Crimson Class A-1, A-2 and A-3 Units listed above, was $116.2 million. As described further below, the Crimson Class A-1, A-2 and A-3 Units may eventually be exchanged for shares of the Company's common and preferred stock subject to the approval of the CPUC ("CPUC Approval"), which is expected to occur in late 2022. The Crimson A-1, A-2 and A-3 Units held by the Grier Members and the B-1 Units held by the Company represent economic interests in Crimson while the Class C-1 Units represent voting interests.
Upon CPUC Approval, the parties will enter into a Fourth Amended and Restated LLC Agreement of Crimson ("Fourth LLC Agreement"), which will, among other things, (i) give the Company voting control of Crimson and its assets, in connection with an anticipated further restructuring of the Company's asset ownership structure and (ii) provide the Grier Members and Management Members (as defined below) the right to exchange their entire interest in Crimson for securities of the Company as follows:

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

•Class A-2 units will become exchangeable for up to 8,762,158 additional shares of a new non-listed Class B Common Stock of the Company, and

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
Prior to exchange of the Crimson Class A-1, A-2 and A-3 Units into corresponding CORR securities (and after giving effect to the changes to the CORR securities into which the Class A-1 and A-2 Units may be exchanged, as described above), the Grier Members only have the right to receive distributions to the extent that the Company's Board of Directors determines dividends would be payable if they held the shares of Series A Preferred (for the Class A-1 Units), Series B Preferred (for the Class A-2 Units prior to July 7, 2021), and Class B Common Stock (for the Class A-2 Units (on and after July 7, 2021) and Class A-3 Units), respectively, regardless of whether the securities are outstanding. If the respective shares of Series A Preferred, Series B Preferred and Class B Common Stock are not outstanding, the Company's Board of Directors must consider that they would be outstanding when declaring dividends on the Common Stock. Following CPUC Approval, the terms of the Fourth LLC Agreement provide that such rights will continue until the Grier Members elect to exchange the Crimson Class A-1, A-2 and A-3 Units for the related securities of the Company. In addition, after CPUC Approval, certain Crimson Units held by the Grier Members are expected to be transferred to other individuals currently managing Crimson (the "Management Members"). The following table summarizes the distributions payable under the Crimson Class A-1, A-2 and A-3 Units as if the Grier Members held the respective underlying Company securities. The Crimson Class A-1, A-2 and A-3 Units are entitled to the distribution regardless of whether the corresponding Company security is outstanding.

Units	Distribution Rights of CorEnergy Securities	Annual Distribution per Share
A-1 Units	7.375% Series A Cumulative Redeemable Preferred Stock(1)	$1.84
A-2 Units	Class B Common Stock(3) (4)	Varies(2)(3)
A-3 Units	Class B Common Stock(3) (4)	Varies(2)(3)
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

(3) (A) For the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, the Common Stock Base Dividend Per Share shall equal $0.05 per share per quarter; (B) for the fiscal quarters of the Company ending
June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, the Common Stock Base Dividend Per Share shall equal $0.055 per share per quarter; and (C) for the fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter. The Class B Common Stock dividend is subordinated based on a distribution formula described in footnote (4) below.

(4) For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 31, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) difference of (A) CAFD of the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25.

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
For the three months ended December 31, 2021, distributions were owed to the Grier Members for the Class A-1 Units ($809 thousand). The Company paid these distributions during February 2022. No distributions were paid to the Class A-2 or Class A-3 Units as no distributions were declared on the Class B Common Stock.
See Note 21 ("Subsequent Events") for further information regarding the declaration of distributions related to the Class A-1 and A-2 Units.
SHELF REGISTRATION
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of Common Stock for issuance under its dividend reinvestment plan. As of December 31, 2021, the Company has issued 106,422 shares of Common Stock under its dividend reinvestment plan pursuant to the shelf, resulting in remaining availability (subject to the current limitation discussed below) of approximately 893,578 shares of Common Stock.
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
On November 3, 2021, the Company filed a new shelf registration statement, which replaced the previous Shelf Registration Statement, declared effective on November 17, 2021 by the SEC, pursuant to which the Company is now able to publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of December 31, 2021, the Company has not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.
17. EARNINGS (LOSS) PER SHARE
Basic loss per share data is computed based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the periods. Diluted loss per share data is computed based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding, including all potentially issuable shares of Common Stock and Class B Common Stock. Diluted loss per share for the years ended December 31, 2021 and 2020 excludes the impact to income and the number of shares outstanding from the conversion of the 7.00% Convertible Notes and the 5.875% Convertible Notes, as applicable, because such impact is antidilutive. The remaining 7.00% Convertible Notes matured on June 15, 2020.
Under the if converted method, the 5.875% Convertible Notes would result in an additional 2,361,000 common shares outstanding for the years ended December 31, 2021 and December 31, 2020. For the year ended December 31, 2019, the 7.00% Convertible Senior Notes and 5.875% Convertible Senior Notes would result in an additional 2,463,394 common shares outstanding from the if-converted method.

Earnings (Loss) Per Share
	For the Years Ended December 31,
	2021	2020	2019
Net Income (Loss) attributable to CorEnergy Stockholders	$(11,531,081)	$(306,067,579)	$4,079,495
Less: preferred dividend requirements(1) (2)	9,395,604	9,189,809	9,255,468
Net Loss attributable to Common Stockholders	$(20,926,685)	$(315,257,388)	$(5,175,973)
Weighted average shares - basic	14,581,850	13,650,718	13,041,613
Basic loss per share	$(1.44)	$(23.09)	$(0.40)

Net Loss attributable to Common Stockholders (from above)	$(20,926,685)	$(315,257,388)	$(5,175,973)
Weighted average shares - diluted	14,581,850	13,650,718	13,041,613
Diluted loss per share	$(1.44)	$(23.09)	$(0.40)

18. VARIABLE INTEREST ENTITY

Crimson Midstream Holdings
As of February 1, 2021 and December 31, 2021, CorEnergy holds a 49.50 percent voting interest in Crimson and the Grier Members hold the remaining 50.50 percent voting interest. Crimson is a VIE as the legal entity is structured with non-substantive

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
voting rights resulting from (i) the disproportionality between the voting interests of its members and certain economics of the distribution waterfall in the Third LLC Agreement and (ii) the de facto agent relationship between CorEnergy and Grier, who was appointed to CorEnergy's Board of Directors upon closing of the Crimson Transaction. As a result of this related party relationship, substantially all of Crimson's activities either involve or are conducted on behalf of CorEnergy that has disproportionately few voting rights, including Grier as a de facto agent. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of December 31, 2021.
Crimson is managed by the Crimson Board, which is made up of four managers of which the Company and the Grier Members are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities which are managed by an approved budget that requires super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related party group have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related party group most closely associated with the VIE. In performing this assessment, the Company considered (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) the activities of the Company are substantially similar in nature to the activities of Crimson as the Company owns existing transportation and distribution assets at MoGas and Omega; (iii) Crimson's assets represent a substantial portion of the Company's total assets; and (iv) the Grier Members' interest in Crimson in Class A-1, Class A-2 and Class A-3 Units will earn distributions if the CorEnergy Board of Directors declares a common or preferred dividend for Series A Preferred and Class B Common Stock; among other factors. Therefore, CorEnergy is the primary beneficiary and consolidates the Crimson VIE and the Grier Members' equity ownership interest 50.62 percent (after the working capital adjustment and paid-in-kind dividends) is reflected as a non-controlling interest in the consolidated financial statements.
The Company noted that Crimson's assets cannot be used to settle CorEnergy's liabilities with the exception of quarterly distributions, if declared by the Crimson Board. The quarterly distributions are used to fund current obligations, projected working capital requirements, debt service payments and dividend payments. As discussed in Note 14 ("Debt"), cash distributions to the Company from the borrowers under the Crimson Credit Facility are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Further, the Crimson Credit Facility is secured by assets at both Crimson Midstream Operating and Corridor MoGas, Inc. For the year ended December 31, 2021, the Company received $10.0 million, in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility.
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

19. RELATED PARTY TRANSACTIONS

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

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
TRS, Crimson Midstream I Corporation ("Crimson Midstream I"). Under the TSA, Crimson and/or certain of its subsidiaries were reimbursed at a fixed fee of approximately $156 thousand per month, for which the billed amount was allocated 50.0 percent to Crescent Midstream, LLC ("Crescent Midstream"), a wholly-owned subsidiary of Crescent Midstream Holdings, and 50.0 percent to Crescent Louisiana Midstream, LLC ("CLM"), a 70.0 percent owned subsidiary of Crescent Midstream. The amounts billed to Crescent Midstream reduced a prepaid TSA liability on the Company's books until such time as the TSA liability was reduced to zero. As of December 31, 2021, the prepaid TSA liability related to Crescent Midstream was $532 thousand and recorded in due to affiliated companies in the Consolidated Balance Sheets. For the year ended December 31, 2021, Crimson billed both Crescent Midstream and CLM $1.7 million for services provided under the TSAs.
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
Effective February 4, 2022, Crimson Midstream Operating entered into a services agreement (the "Services Agreement") to provide administrative-related services to Crescent Midstream Holdings through February 3, 2023 or upon receipt of Crescent Midstream Holdings' written notice to terminate the Administrative TSA prior to February 3, 2023. Under the Services Agreement, Crimson and/or certain of its subsidiaries are reimbursed at a fixed fee of approximately $44 thousand per month.
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
Similarly, Crimson and Crescent Midstream Holdings entered into a transition services agreement (the "Employee TSA") whereby an indirect, wholly-owned subsidiary of Crimson shall continue to provide payroll, employee benefits and other related employment services to Crescent Midstream Holdings and its subsidiaries. Under the Employee TSA, Crimson's indirect, wholly-owned subsidiary shall make available and assign to Crescent Midstream Holdings and its subsidiaries certain employees to provide services primarily to Crescent Midstream Holdings and its subsidiaries. While the Employee TSA is in effect, Crescent Midstream Holdings shall be responsible for the daily supervision of and assignment of work to the employees providing services to Crescent Midstream Holdings and its subsidiaries. The Employee TSA will conclude on February 3, 2022 if not previously terminated in writing by Crescent Midstream Holdings. Additionally, Crimson's indirect, wholly-owned subsidiary entered into an Employee Sharing Agreement with Crimson Midstream I to make available all employees performing services under the Employee TSA to Crimson Midstream I. The Employee Sharing Agreement was effective beginning February 1, 2021. The Employee Sharing Agreement together with the Assignment and Assumption Agreement described above, effectively binds Crimson Midstream I to the terms of the Employee TSA in the same manner as Crimson's indirect, wholly-owned subsidiary. For the year ended December 31, 2021, Crimson billed employee-related costs and benefits to Crescent Midstream and CLM totaling $7.9 million.
Likewise, a transition services agreement (the "Insurance Coverage TSA") was entered into between Crimson Midstream Operating, a wholly-owned subsidiary of Crimson, and Crescent Midstream Operating, LLC ("Crescent Midstream Operating") (collectively, the "Insurance TSA Parties"). The Insurance Coverage TSA related to the remaining term of coverage on certain insurance policies which were shared by Crimson, certain of its subsidiaries (including Crimson Midstream Operating), Crescent Midstream Operating and certain other entities related to Crescent Midstream Operating (collectively, the "Insureds"). Under the Insurance Coverage TSA, the Insurance TSA Parties agreed to retain and maintain the certain insurance policies, and continue to split the premium payments among the Insureds in line with the historical practices prior to Crescent Midstream Holdings' spin-off from Crimson. By entering into the Insurance Coverage TSA, the Insurance TSA Parties acknowledged that any claims made which result in a loss by one of the Insureds will erode and may exhaust the shared limits and/or aggregates stated in any of the certain insurance policies. Additionally, under the terms of the Insurance Coverage TSA, it was agreed that the Insurance TSA Party which was directly responsible for any incident that results in any loss of coverage under any of the certain shared insurance policies may be primarily financially responsible for such self-insurance and/or covering any increase in costs of the certain insurance policy that occurred as a result of such incident. The Insurance Coverage TSA expired on May 31, 2021, and simultaneously, the Company, Crimson, and certain other subsidiaries of the Company obtained stand-alone insurance coverage effective through May 31, 2022 and as such, there is no relationship between the insurance coverage of the Company and its subsidiaries and Crescent Midstream Operating and its subsidiaries as of December 31, 2021.
Total transition services reimbursements for the TSAs discussed above are presented on a net basis in the Consolidated Statements of Operations within transportation and distribution expense and general and administrative expense.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
Other Related Party Transactions
As of December 31, 2021, certain entities affiliated with the Grier Members (Crescent Midstream, CLM, Crimson Renewable Energy, L.P. and Delta Trading, L.P.) owe Crimson and certain subsidiaries $677 thousand, which is reflected in due from affiliated companies in the Consolidated Balance Sheets. Grier directly or indirectly owns a 35.35 percent interest in CLM and owns 100.0 percent of both Crimson Renewable Energy, L.P. and Delta Trading, L.P. These balances primarily represent receivables related to payroll, employee benefits and other related employment services that are provided by certain subsidiaries of Crimson. As of December 31, 2021, Crimson and certain subsidiaries owe Crescent Midstream $116 thousand, which is reflected in due to affiliated companies in the Consolidated Balance Sheet. This balance represents amounts owed to Crescent Midstream as part of the common control transfer completed prior to the Crimson Transaction, partially offset by receivables related to payroll, employee benefits and other related employment services.
The Company incurred $416 thousand of expenses from Crescent Midstream for costs related to accounting and consulting services for the Crimson Transaction that it agreed to reimburse subsequent to the transaction closing, which reimbursement was paid during the three months ended June 30, 2021.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms

20. QUARTERLY FINANCIAL DATA (Unaudited)

	For the Fiscal 2021 Quarters Ended
	March 31	June 30	September 30	December 31
Total Revenue	23,040,498	32,296,578	37,028,882	35,767,838
Operating Income (Loss)	$(6,963,501)	$5,579,415	$9,374,487	$6,383,089
Net Income (Loss)	(10,694,263)	2,427,409	5,919,971	(188,675)
Less: Net Income attributable to non-controlling interest	1,605,308	2,014,870	3,155,685	2,219,660
Net Income (loss) attributable to CorEnergy Stockholders	$(12,299,571)	$412,539	$2,764,286	$(2,408,335)
Preferred dividend requirements	2,309,672	2,309,672	2,388,130	2,388,130
Net Income (loss) attributable to Common Stockholders	$(14,609,243)	$(1,897,133)	$376,156	$(4,796,465)

Earnings (Loss) Per Common Share:
Basic	$(1.07)	$(0.14)	$0.02	$(0.31)
Diluted	$(1.07)	$(0.14)	$0.02	$(0.31)

	For the Fiscal 2020 Quarters Ended
	March 31	June 30	September 30	December 31
Total Revenue	(9,132,509)	9,966,987	4,625,380	5,878,213
Operating Loss	$(159,499,327)	$(146,239,842)	$(1,776,437)	$(356,604)
Net Loss attributable to CorEnergy Stockholders	$(162,042,368)	$(137,434,433)	$(3,919,098)	$(2,671,680)
Preferred dividend requirements	2,260,793	2,309,672	2,309,672	2,309,672
Net Loss attributable to Common Stockholders	$(164,303,161)	$(139,744,105)	$(6,228,770)	$(4,981,352)

Loss Per Common Share:
Basic	$(12.04)	$(10.24)	$(0.46)	$(0.36)
Diluted	$(12.04)	$(10.24)	$(0.46)	$(0.36)

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
21. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements and determined that no additional items require recognition or disclosure, except for the following:
Common Stock Dividend
On February 4, 2022, the Company's Board of Directors declared a 2021 fourth quarter dividend of $0.05 per share for CorEnergy Common Stock. The dividend was paid on February 28, 2022, to stockholders of record on February 14, 2022.
Preferred Stock Dividend
On February 4, 2022, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock. The preferred stock dividend was paid on February 28, 2022, to stockholders of record on February 14, 2022.
Class A-1 Units Distribution
On February 4, 2022, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will entitle the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
Class A-2 Units Distribution and Class A-3 Units Distribution

On February 4, 2022, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will result in no distribution to the holders of Crimson's Class A-2 Units or Crimson's Class A-3 Units.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - CorEnergy Infrastructure Trust, Inc.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
For Year Ended December 31, 2021
Deferred tax asset valuation allowance	$92,418	$3,798,925	$—	$—	$3,891,343
For Year Ended December 31, 2020
Deferred tax asset valuation allowance	104,595	(12,177)	—	—	92,418
For Year Ended December 31, 2019
Deferred tax asset valuation allowance	—	104,595	—	—	104,595

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CorEnergy Infrastructure Trust, Inc.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period December 31, 2021
Description	Location	Encumbrances	Land	Building & Fixtures	Improvements / Adjustments	Land	Building & Fixtures	Total	Accumulated Depreciation	Investment in Real Estate, net, at 12/31/21	Date Acquired	Life on which depreciation in latest income statement is computed
United Property Systems (1)	St. Louis, MO	$—	$210,000	$1,188,000	$128,026	$210,000	$1,316,026	$1,526,026	$258,207	$1,267,819	2014	40 years
		$—	$210,000	$1,188,000	$128,026	$210,000	$1,316,026	$1,526,026	$258,207	$1,267,819
(1) Property originally served as collateral under the CorEnergy Credit Facility. The CorEnergy Credit Facility was terminated on February 4, 2021. Refer to Note 14 ("Debt") for further details.
NOTES TO SCHEDULE III - CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
Reconciliation of Real Estate and Accumulated Depreciation

	For the Years Ended December 31,
	2021	2020	2019
Investment in real estate:
Balance, beginning of year	$71,770,177	$485,037,215	$485,368,450
Addition: Acquisitions and developments(2)	—	361,196	24,877
Deduction: Dispositions and other(1)(3)(4)(5)	(70,244,151)	(413,628,234)	(356,112)
Balance, end of year	$1,526,026	$71,770,177	$485,037,215
Accumulated depreciation:
Balance, beginning of year	$6,832,167	$105,825,816	$87,154,095
Addition: Depreciation	182,116	9,748,659	18,671,721
Deduction: Dispositions and other(1)(3)(4)	(6,756,076)	(108,742,308)	—
Balance, end of year	$258,207	$6,832,167	$105,825,816
(1) On February 4, 2021, the Grand Isle Gathering System asset was used as partial consideration for the acquisition of its interest in Crimson resulting in its disposal with a net carrying value of $54.7 million (i.e. gross investment of $70.2 million less accumulated depreciation of $6.7 million and the asset retirement obligation value of $8.8 million ). Refer to Note 5 ("Leased Properties And Leases") for further details.

(2) Includes a change in estimate related to the ARO for the Grand Isle Gathering System in 2020. Refer to Note 14 ("Asset Retirement Obligation") for further details.
(3) On March 31, 2020, the Company recognized a long-lived asset impairment for the Grand Isle Gathering System of $140.3 million (i.e. gross investment of $183.0 million less accumulated depreciation of $42.7 million). Refer to Note 5 ("Leased Properties And Leases") for further details.

(4) On June 30, 2020, the Company sold the Pinedale LGS with a net carrying value of $164.5 million (i.e. gross investment of $230.6 million less accumulated depreciation of $66.1 million). Refer to Note 5 ("Leased Properties And Leases") for further details.

(5) Includes a change in estimate related to the ARO for the Grand Isle Gathering System in 2019. Refer to Note 15 ("Asset Retirement Obligation") for further details.

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE - CorEnergy Infrastructure Trust, Inc.

Description	Interest Rate(1)	Final Maturity	Monthly Payment Amount(2)	Prior Liens	Face Value	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
First Mortgages
Billings, Dunn and McKenzie Counties, North Dakota (Morlock Well)	12.00%	7/31/2026	$14,081	None	$1,300,000	$1,036,660	$—
Total					$1,300,000	$1,036,660	$—
(1) The interest rate was 8.50% through May 31, 2021 and increased to 12.00% on June 1, 2021 through maturity.
(2) The monthly principal payment was $10,833 from January 31, 2021 through May 31, 2021, $16,250 from June 30, 2021 through July 31, 2022. During August 2021, the terms of the note were amended to extend the maturity to July 31, 2026 and to reduce the total payments to a total principal and interest of $24,339 per month. The monthly principal payments progressively increase from $14,081 in January 31, 2022 to approximately $23,859 on June 30, 2026 and $34,932 on July 31, 2026.

NOTES TO SCHEDULE IV - CONSOLIDATED MORTGAGE LOANS ON REAL ESTATE
Reconciliation of Mortgage Loans on Real Estate

	For the Years Ended December 31,
	2021	2020	2019
Beginning balance	$1,209,736	$1,235,000	$1,300,000
Additions:
Interest receivable	—	18,069	—
Total Additions	$—	$18,069	$—
Deductions:
Principal repayments	$155,007	$43,333	$65,000
Principal, Interest and Deferred Costs Write Down	18,069	—	—
Total deductions	$173,076	$43,333	$65,000
Ending balance	$1,036,660	$1,209,736	$1,235,000

Table of Contents	Index to Financial Statements	Glossary of Defined Terms
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

SIGNATURE	TITLE	DATE
/s/ David J. Schulte	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2022
David J. Schulte

/s/ Robert L Waldron	Chief Financial Officer (Principal Financial Officer)	March 14, 2022
Robert L Waldron

/s/ Christopher M. Huffman	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2022
Christopher M. Huffman

/s/ Todd Banks	Director	March 14, 2022
Todd Banks

/s/ Conrad S. Ciccotello	Director	March 14, 2022
Conrad S. Ciccotello

/s/ John D. Grier	Director	March 14, 2022
John D. Grier

/s/ Catherine A. Lewis	Director	March 14, 2022
Catherine A. Lewis