Form 10-Q
period 2022-03-31
CorEnergy Infrastructure Trust, Inc.
filed 2022-05-12
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of May 5, 2022, the registrant had 14,960,628 shares of Common Stock outstanding and 683,761 shares of Class B Common Stock outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022
TABLE OF CONTENTS
____________________________________________________________________________________________

This Report on Form 10-Q ("Report") should be read in its entirety. No one section of the Report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements, related notes, and with the Management's Discussion & Analysis ("MD&A") included within, as well as provided in the Annual Report on Form 10-K, for the year ended December 31, 2021.
The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2021.

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
bpd: Barrels per day.
Cash Available for Distribution or CAD: the Company's earnings before interest, taxes, depreciation and amortization, less (i) cash interest expense, (ii) preferred stock dividends, (iii) regularly scheduled debt amortization, (iv) maintenance capital expenditures, (v) reinvestment allocation and plus or minus other adjustments, but excluding the impact of extraordinary or nonrecurring expenses unrelated to the operations of Crimson Midstream Holdings, LLC and all of its subsidiaries, as defined in the Articles Supplementary for the Class B Common Stock and effective beginning with the quarter ending June 30, 2021.
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
Convertible Notes: collectively, the Company's 5.875% Convertible Notes.
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
Corridor Private: Corridor Private Holdings, Inc., an indirect wholly-owned taxable REIT subsidiary of CorEnergy.
COVID-19: Coronavirus disease of 2019; a pandemic affecting many countries globally.

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
Cox Acquiring Entity: MLCJR LLC, an affiliate of Cox Oil, LLC.
Cox Oil: Cox Oil, LLC.
CPI: Consumer Price Index.
CPUC: California Public Utility Commission.
Crimson: Crimson Midstream Holdings, LLC, a CPUC regulated crude oil pipeline owner and operator, of which the Company owns a 49.50 percent voting interest effective February 1, 2021.
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
Crimson Term Loan: the $80.0 million secured term loan with Wells Fargo Bank, National Association entered into on February 4, 2021.
Crimson Transaction: the Company's acquisition of a 49.50 percent voting interest in Crimson effective February 1, 2021 with the right to acquire the remaining 50.50 percent voting interest upon receiving CPUC approval.
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

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
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
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•changes in economic and business conditions in the energy infrastructure sector where our investments are concentrated, including the financial condition of our customers or borrowers and general economic conditions in the particular sectors of the energy industry served by each of our infrastructure assets;
•pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic and the global response to the pandemic, including without limitation potential adverse impacts of complying with related governmental mandates, which may adversely affect local and global economies as well as our or our customers', tenants' or borrowers' business and financial results;
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
•risks associated with the bankruptcy or default of any of our customers or borrowers, including the exercise of the rights and remedies of bankrupt entities;
•our continued ability to access the debt and equity markets;
•our ability to comply with covenants in instruments governing our indebtedness;
•the potential impact of greenhouse gas regulation and climate change on our or our customers' business, financial condition and results of operations;
•risks associated with security breaches through cyber attacks or acts of cyber terrorism or other cyber intrusions, or any other significant disruptions of our information technology (IT) networks and related systems;
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
•our ability to successfully implement our selective acquisition strategy;
•our ability to refinance amounts outstanding under our credit facilities and our convertible notes at maturity on terms favorable to us;

Table of Contents	Glossary of Defined Terms

•changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;
•dependence by us on key customers for significant revenues, and the risk of defaults by any such customers;
•our customers' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;
•the continued availability of third-party pipelines, railroads or other facilities interconnected with certain of our infrastructure assets;
•risks associated with owning, operating or financing properties for which our customers', mortgagors' or our operations may be impacted by extreme weather patterns and other natural phenomena;
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
Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022, and Part II, Item 1A, "Risk Factors", in this Report.

Table of Contents	Glossary of Defined Terms

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $40,964,057 and $37,022,035 (Crimson VIE: $336,342,641, and $338,452,392, respectively)	$438,593,056	$441,430,193
Leased property, net of accumulated depreciation of $268,522 and $258,207	1,257,505	1,267,821
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	993,994	1,036,660
Cash and cash equivalents (Crimson VIE: $5,308,695 and $1,870,000, respectively)	13,286,081	12,496,478
Accounts and other receivables (Crimson VIE: $8,871,936 and $11,291,749, respectively)	12,954,640	15,367,389
Due from affiliated companies (Crimson VIE: $169,968 and $676,825, respectively)	169,968	676,825
Deferred costs, net of accumulated amortization of $440,986 and $345,775	701,361	796,572
Inventory (Crimson VIE: $3,829,532 and $3,839,865, respectively)	3,968,235	3,953,523
Prepaid expenses and other assets (Crimson VIE: $5,176,012 and $5,004,566, respectively)	7,795,241	9,075,043
Operating right-of-use assets (Crimson VIE: $5,357,343 and $5,647,631, respectively)	5,730,264	6,075,939
Deferred tax asset, net	134,072	206,285
Goodwill	16,210,020	16,210,020
Total Assets	$501,794,437	$508,592,748
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $1,122,820 and $1,275,244	$96,877,181	$99,724,756
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,219,745 and $2,384,170	115,830,255	115,665,830
Accounts payable and other accrued liabilities (Crimson VIE: $9,730,215 and $9,743,904, respectively)	12,986,409	17,036,064
Income tax liability	141,226	—
Due to affiliated companies (Crimson VIE: $423,491 and $648,316, respectively)	423,491	648,316
Operating lease liability (Crimson VIE: $5,044,501 and $5,647,036, respectively)	5,388,922	6,046,657
Unearned revenue (Crimson VIE $205,790 and $199,405, respectively)	5,885,621	5,839,602
Total Liabilities	$237,533,105	$244,961,225
Commitments and Contingencies (Note 11)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 and $129,525,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 51,810 and 51,810 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$129,525,675	$129,525,675
Common stock, non-convertible, $0.001 par value; 14,960,628 and 14,893,184 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (100,000,000 shares authorized)	14,960	14,893
Class B Common Stock, $0.001 par value; 683,761 and 683,761 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (11,896,100 shares authorized)	684	684
Additional paid-in capital	335,376,932	338,302,735
Retained deficit	(324,853,173)	(327,157,636)
Total CorEnergy Equity	140,065,078	140,686,351
Non-controlling interest (Crimson)	124,196,254	122,945,172
Total Equity	264,261,332	263,631,523
Total Liabilities and Equity	$501,794,437	$508,592,748
Variable Interest Entity (VIE) (Note 16)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenue
Transportation and distribution	$29,761,354	$21,295,139
Pipeline loss allowance subsequent sales	2,731,763	1,075,722
Lease	34,225	474,475
Other	345,009	195,162
Total Revenue	32,872,351	23,040,498
Expenses
Transportation and distribution	13,945,843	10,342,597
Pipeline loss allowance subsequent sales cost of revenue	2,192,649	948,856
General and administrative	5,142,865	9,836,793
Depreciation, amortization and ARO accretion	3,976,667	2,898,330
Loss on impairment and disposal of leased property	—	5,811,779
Loss on termination of lease	—	165,644
Total Expenses	25,258,024	30,003,999
Operating Income (loss)	7,614,327	(6,963,501)
Other Income (expense)
Other income	120,542	63,526
Interest expense	(3,146,855)	(2,931,007)
Loss on extinguishment of debt	—	(861,814)
Total Other Expense	(3,026,313)	(3,729,295)
Income (Loss) before income taxes	4,588,014	(10,692,796)
Taxes
Current tax expense	151,044	27,867
Deferred tax expense (benefit)	72,213	(26,400)
Income tax expense, net	223,257	1,467
Net Income (loss)	4,364,757	(10,694,263)
Less: Net income attributable to non-controlling interest	2,060,294	1,605,308
Net income (loss) attributable to CorEnergy	$2,304,463	$(12,299,571)
Preferred stock dividends	2,388,130	2,309,672
Net loss attributable to Common Stockholders	$(83,667)	$(14,609,243)

Net Loss Per Common Share:
Basic	$(0.01)	$(1.07)
Diluted	$(0.01)	$(1.07)
Weighted Average Shares of Common Stock Outstanding:
Basic	15,600,926	13,651,521
Diluted	15,600,926	13,651,521
Dividends declared per share	$0.050	$0.050
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount
Balance at December 31, 2020	$125,270,350	13,651,521	$13,652	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	(12,299,571)	1,605,308	$(10,694,263)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	$(2,309,672)
Common Stock dividends	—	—	—	(682,576)	—	—	$(682,576)
Equity attributable to non-controlling interest (Note 3)	—	—	—	—	—	115,323,036	$115,323,036
Balance at March 31, 2021 (Unaudited)	$125,270,350	13,651,521	$13,652	$336,750,132	$(327,926,126)	$116,928,344	$251,036,352

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(327,157,636)	$122,945,172	$263,631,523
Net income	—	—	—	—	—	—	2,304,463	2,060,294	4,364,757
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common Stock dividends	—	—	—	—	—	(744,659)	—	—	(744,659)
Reinvestment of dividends paid to common stockholders	—	67,444	67	—	—	206,986	—	—	207,053
Crimson cash dividends on A-1 units	—	—	—	—	—	—	—	(809,212)	(809,212)
Balance at March 31, 2022 (Unaudited)	$129,525,675	14,960,628	$14,960	683,761	$684	$335,376,932	$(324,853,173)	$124,196,254	$264,261,332
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating Activities
Net income (loss)	$4,364,757	$(10,694,263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax, net	72,213	(26,400)
Depreciation, amortization and ARO accretion	4,388,927	3,267,034
Loss on impairment and disposal of leased property	—	5,811,779
Loss on termination of lease	—	165,644
Loss on extinguishment of debt	—	861,814
Changes in assets and liabilities:
Accounts and other receivables	2,412,748	(344,371)
Financing note accrued interest receivable	—	(6,714)
Inventory	(14,712)	(26,111)
Prepaid expenses and other assets	1,601,150	(70,539)
Due from affiliated companies, net	282,032	1,225,906
Management fee payable	—	(363,380)
Accounts payable and other accrued liabilities	(4,056,041)	(1,611,539)
Income tax liability	141,226	—
Operating lease liability	(657,735)	(523,652)
Unearned revenue	46,019	(146,369)
Net cash provided by (used in) operating activities	$8,580,584	$(2,481,161)
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	—	(68,094,324)
Purchases of property and equipment, net	(1,098,698)	(4,625,511)
Proceeds from sale of property and equipment	—	79,600
Proceeds from insurance recovery	—	60,153
Principal payment on financing note receivable	42,666	32,500
Net cash used in investing activities	$(1,056,032)	$(72,547,582)
Financing Activities
Debt financing costs	—	(2,735,922)
Dividends paid on Series A preferred stock	(2,388,130)	(2,309,672)
Dividends paid on Common Stock	(744,659)	(682,576)
Reinvestment of Dividends Paid to Common Stockholders	207,053	—
Distributions to non-controlling interest	(809,212)	—
Advances on revolving line of credit	2,000,000	3,000,000
Payments on revolving line of credit	(3,000,000)	(3,000,000)
Principal payments on Crimson secured credit facility	(2,000,000)	—
Net cash used in financing activities	$(6,734,948)	$(5,728,170)
Net change in Cash and Cash Equivalents	$789,604	$(80,756,913)
Cash and Cash Equivalents at beginning of period	12,496,478	99,596,907
Cash and Cash Equivalents at end of period	$13,286,082	$18,839,994

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,500,333	$4,254,050
Income taxes paid (net of refunds)	(716)	5,026

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Non-Cash Investing Activities
In-kind consideration for the Grand Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	$—	$48,873,169
Crimson Credit Facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	—	105,000,000
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	—	115,323,036
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	1,178,271	868,190

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$—	$(235,198)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2022
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
The Company owns and operates critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. The Company currently generates revenue from the transportation, via pipeline, of crude oil and natural gas for its customers in California and Missouri, respectively. The pipelines are located in areas where it would be difficult to replicate rights of way or transport crude oil or natural gas via non-pipeline alternatives resulting in the Company's assets providing utility-like criticality in the midstream supply chain for its customers.
CorEnergy's Private Letter Rulings ("PLRs") enable the Company to invest in a broader set of revenue contracts within its REIT structure, including the opportunity to not only own but also operate infrastructure assets. CorEnergy has determined its investments in these energy infrastructure assets to be a single reportable business segment and reports them accordingly in its consolidated financial statements.
Crimson Acquisition
On February 4, 2021, the Company leveraged its PLRs and acquired a 49.50 percent voting interest in Crimson Midstream Holdings, LLC ("Crimson"), a California Public Utilities Commission ("CPUC") regulated crude oil pipeline owner and operator. The acquired assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including approximately 1,100 active miles) across northern, central and southern California, connecting desirable native California crude production to in-state refineries producing state-mandated specialized fuel blends, among other products. This interest was acquired effective February 1, 2021 and is referred to throughout this Report as the "Crimson Transaction."
Management Internalization
On February 4, 2021, the Company entered into a Contribution Agreement with Richard C. Green, Rick Kreul, Rebecca M. Sandring, Sean DeGon, Jeff Teeven, Jeffrey E. Fulmer, David J. Schulte (as Trustee of the DJS Trust under Trust Agreement dated July 18, 2016), and Campbell Hamilton, Inc., which is an entity controlled by David J. Schulte (collectively, the "Contributors"), and Corridor InfraTrust Management, LLC ("Corridor" or the "Manager"), the Company's external manager, pursuant to which the Company agreed to acquire Corridor, its external manager.
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

The principal executive offices of our Company are located at 1100 Walnut, Suite 3350, Kansas City, Missouri 64106. Our telephone number is (816) 875-3705.
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

Table of Contents	Glossary of Defined Terms

Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. There were no adjustments that, in the opinion of management, were not of a normal and recurring nature. All intercompany transactions and balances have been eliminated in consolidation, and the Company's net earnings have been reduced by the portion of net earnings attributable to non-controlling interests, when applicable. Prior period amounts have been recast to conform with the current presentation.
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

As described above, the Company acquired a 49.50 percent voting interest in Crimson, which is a legal entity that meets the VIE criteria. As a result of its consolidation analysis more fully described in Note 16 ("Variable Interest Entity"), the Company determined it is the primary beneficiary of Crimson due to its related party relationship with Crimson's 50.50 percent voting interest holder. Therefore, beginning February 1, 2021, Crimson is consolidated in the Company's consolidated financial statements and the non-controlling interest is presented as a component of equity. Refer to Note 14 ("Stockholders' Equity") for further discussion of the non-controlling interest in Crimson. The consolidated financial statements also include the accounts of any limited partnerships where the Company represents the general partner and, based on all facts and circumstances, controls such limited partnerships, unless the limited partner has substantive participating rights or substantive kick-out rights. Refer to Note 16 ("Variable Interest Entity"), for further discussion of the Company's consolidated VIEs.
Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on March 14, 2022 (the "2021 CorEnergy 10-K").
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

Table of Contents	Glossary of Defined Terms

Company is currently evaluating its contracts that reference LIBOR and the optional expedients and exceptions provided by the FASB.
3. ACQUISITIONS
Crimson Midstream Holdings, LLC
Effective February 1, 2021, the Company completed the acquisition of a 49.50 percent interest in Crimson (which includes a 49.50 percent voting interest and the right to 100.0 percent of the economic benefit of Crimson's business, after satisfying the distribution rights of the remaining equity holders) for total consideration with a fair value of $343.8 million after giving effect to the initial working capital adjustments and with the right to acquire the remaining 50.50 percent voting interest, subject to CPUC approval. After giving effect to the initial working capital adjustments, the consideration consisted of a combination of cash on hand of $74.6 million, commitments to issue new common and preferred equity valued at $115.3 million, contribution of the Grand Isle Gathering System ("GIGS") asset with a fair value of $48.9 million to the sellers and $105.0 million in new term loan and revolver borrowings, all as detailed further below. The consideration was subject to a final working capital adjustment. Crimson is a CPUC regulated crude oil pipeline owner and operator, and its assets include four critical infrastructure pipeline systems spanning approximately 2,000 miles (including 1,100 active miles) across northern, central and southern California, connecting California crude production to in-state refineries.
To effect the Crimson Transaction, on February 4, 2021, the Company entered into and consummated a Membership Interest Purchase Agreement (the "MIPA") with CGI Crimson Holdings, L.L.C. ("Carlyle"), Crimson, and John D. Grier and certain affiliated trusts of Grier (the "Grier Members"). Pursuant to the terms of the MIPA, the Company acquired all of the Class C Units of Crimson owned by Carlyle, which represents 49.50 percent of all of the issued and outstanding membership interests of Crimson for approximately $66.0 million in cash (net of initial working capital adjustments) and the transfer to Carlyle of the Company's interest in GIGS (as further described in Note 5 ("Leased Properties And Leases")). Crimson Midstream Operating and Corridor MoGas also entered into a $105.0 million Amended and Restated Credit Agreement with Wells Fargo (as further described below and in Note 13 ("Debt")).

Simultaneously, Crimson, the Company, and the Grier Members entered into the Third Amended and Restated Limited Liability Company Agreement ("Third LLC Agreement”) of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members' outstanding membership interests in Crimson were exchanged for 1,613,202 Class A-1 Units of Crimson, 2,436,000 Class A-2 Units of Crimson and 2,450,142 Class A-3 Units of Crimson, which, as described in Note 14 ("Stockholders' Equity"), may eventually be exchangeable for shares of the Company's common and preferred stock. The Company received 10,000 Class B-1 Units, which represent the Company's economic interest in Crimson. The Class A-1 Units issued were subject to a final working capital adjustment. Additionally, 495,000 Class C-1 Units (representing 49.50 percent of the voting interests under the Third LLC Agreement) were issued to the Company in exchange for the former Class C Units acquired from Carlyle and 505,000 Class C-1 Units (representing 50.50 percent of the voting interests under the Third LLC Agreement) were issued to the Grier Members, in exchange for the Class C Units held by the Grier Members prior to the Crimson Transaction.
In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455. This resulted in an additional 37,043 Class A-1 Units being issued to the Grier Members for their 50.50 percent ownership interest and $907,728 of additional cash being paid for the 49.50 percent ownership interest CorEnergy purchased. The newly issued units resulted in an increase in the aggregate value of non-controlling interest of $882,726 and increased the Grier Members' total Class A-1 Units to 1,650,245. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of March 31, 2022.
The acquisition was treated as a business combination in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price was based on management's judgment after evaluating several factors, including a valuation assessment. The following is a summary of the final allocation of the purchase price:

Table of Contents	Glossary of Defined Terms

Crimson Midstream Holdings, LLC	Final as of March 31, 2022
Assets Acquired
Cash and cash equivalents	$6,554,921
Accounts and other receivables	11,394,441
Inventory	1,681,637
Prepaid expenses and other assets	6,144,932
Property and equipment(1)	333,715,139
Operating right-of-use asset	6,268,077
Total assets acquired:	$365,759,147
Liabilities Assumed
Accounts payable and other accrued liabilities(1)	$13,540,164
Operating lease liability	6,268,077
Unearned revenue	315,000
Total liabilities assumed:	$20,123,241
Fair Value of Net Assets Acquired:	$345,635,906

Non-controlling interest at fair value(2)(3)	$116,205,762
(1) Amounts recorded for property and equipment include land, buildings, lease assets, leasehold improvements, furniture, fixtures and equipment. During the three months ended June 30, 2021, the Company recorded a $1.8 million working capital adjustment primarily related to the valuation of land. During the three months ended December 31, 2021, the Company recorded measurement period adjustments relating to (i) rights of way and pipelines, which resulted in $734 thousand additional depreciation for the year ended December 31, 2021 and (ii) accrued office lease in the amount of $250 thousand, which is netted against the $1.8 million working capital adjustment.

(2) Includes a non-controlling interest for Grier Members' equity consideration in the A-1, A-2 and A-3 Units (including the 37,043 newly issued A-1 Units) with a total fair value of $116.2 million. Refer to "Fair Value of Non-controlling Interest" below and Note 14 ("Stockholders' Equity") for further details.

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
Fair Value of Non-controlling Interest
The fair value of the non-controlling interest for each of the A-1, A-2 and A-3 Units was determined from an external valuation performed by an unrelated third party specialist. As described in Note 14 ("Stockholders' Equity"), the A-1, A-2 and A-3 Units have the right to receive any distributions that the Company's Board of Directors determines would be payable as if they held (initially) the shares of Series C Preferred Stock, Series B Preferred Stock and Class B Common Stock, respectively, with all distributions on Class A-1 Units becoming tied to the Company's Series A Preferred Stock as of June 30, 2021 and distributions on the Class A-2 Units becoming tied to the Class B Common Stock as of July 7, 2021, as further described in Note 14 ("Stockholders' Equity"). To determine the fair value of the units on February 1, 2021, the third-party valuation specialists developed a Monte Carlo model to simulate a distribution of future prices underlying the CorEnergy securities associated with the A-1, A-2 and A-3 Units. The fair value measurement is based on observable inputs related to the Company's Common Stock and Series A Preferred Stock, including stock price, historical volatility and dividend yield. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.88 percent for the A-1 Units and 11.75 percent for the A-3 Units. The valuation for the A-2 Units assumed stockholder approval would be received to exchange the A-2 Units to Class B Common Stock instead of Series B Preferred Stock. Therefore, the valuation mirrors the assumptions utilized for the A-3 Units.

Table of Contents	Glossary of Defined Terms

During the three months ended March 31, 2021, the Company incurred transaction costs and financing costs at closing of approximately $2.0 million and $2.8 million, respectively. The Company also incurred due diligence costs and other financing costs of $783 thousand and $235 thousand, respectively, for the three months ended March 31, 2021. Transaction and due diligence costs are recorded in general and administrative expenses in the Consolidated Statements of Operation. Financing costs were capitalized as deferred debt issuance costs in the Consolidated Balance Sheet.
Pro Forma Results of Operations (Unaudited)
The following selected comparative unaudited pro forma revenue information for the three months ended March 31, 2021 assumes that the Crimson acquisition occurred at the beginning of 2021, and reflects the full results for the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company's accounting policies. The Company has excluded pro forma information related to net earnings (loss) as it is impracticable to provide the information as Crimson was part of a larger entity that was separated via a common control transfer at the closing of the Crimson Transaction. As a result, quarterly financial information has not been carved-out for the Crimson entities acquired in prior quarterly periods.

Pro Forma Three Months Ended
March 31, 2021
Revenues	$31,828,521
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
The acquisition is being treated as a business combination in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including a valuation assessment. The following is a summary of the final allocation of the purchase price:

Corridor InfraTrust Management, LLC	Final as of March 31, 2022
Assets Acquired
Cash and cash equivalents	$952,487
Accounts and other receivables	344,633
Prepaid expenses and other assets	14,184
Property and equipment	87,101
Operating right-of-use asset	453,396
Goodwill	14,491,152
Total assets acquired:	$16,342,953
Liabilities Assumed
Accounts payable and other accrued liabilities	$1,259,402
Operating lease liability	453,396
Total liabilities assumed:	$1,712,798
Fair Value of Net Assets Acquired:	$14,630,155

Table of Contents	Glossary of Defined Terms

Fair Value of Assets and Liabilities Acquired
The carrying value of cash and cash equivalents, accounts and other receivables, prepaid expenses and other assets, and accounts payable and other accrued liabilities, approximate fair value due to their short term, highly liquid nature.
4. TRANSPORTATION AND DISTRIBUTION REVENUE
The Company's contracts related to transportation and distribution revenue are primarily comprised of a mix of crude oil, natural gas supply and natural gas transportation and distribution performance obligations, as well as limited performance obligations related to system maintenance and improvement.
Crude Oil and Natural Gas Transportation and Distribution
Under the Company's (i) crude oil and natural gas transportation, (ii) natural gas supply and (iii) natural gas distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as the commodity is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract, and the Company satisfies performance obligations over time as midstream transportation and distribution services are performed. The transaction price is calculated based on (i) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) CPUC and FERC regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual CPI escalators) in the case of the Company's distribution agreement.
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

The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of March 31, 2022:

	Contract Liability(1)
	March 31, 2022	December 31, 2021
Beginning Balance January 1	$5,339,364	$6,104,979
Unrecognized Performance Obligations	205,790	199,405
Recognized Performance Obligations	(169,524)	(965,020)
Ending Balance	$5,375,630	$5,339,364
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $40 thousand and $40 thousand as of March 31, 2022 and December 31, 2021, respectively. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of March 31, 2022, the remaining unamortized deferred contract costs balance was approximately $829 thousand. The contract asset and deferred contract costs balances are included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31, 2022		March 31, 2021
Crude oil transportation revenue	$24,129,364	81.1%	$15,604,226	73.3%
Natural gas transportation revenue	4,061,276	13.6%	3,806,223	17.9%
Natural gas distribution revenue	1,197,904	4.0%	1,198,813	5.6%
Other	372,810	1.3%	685,877	3.2%
5. LEASED PROPERTIES AND LEASES
LESSOR - LEASED PROPERTIES
Prior to 2021, the Company primarily acquired midstream and downstream assets in the U.S. energy sector such as pipelines, storage terminals, and gas and electric distribution systems and, historically, leased many of these assets to operators under triple-net leases. The Company divested all of its leased assets including GIGS on February 4, 2021 as described further below.
Sale and Impairment of the Grand Isle Gathering System
As discussed in Note 3 ("Acquisitions"), on February 4, 2021, the Company contributed the GIGS asset as partial consideration for the acquisition of its interest in Crimson resulting in its disposal, along with the asset retirement obligation (collectively, the "GIGS Disposal Group"), which was assumed by the sellers. Upon meeting the held for sale criteria in mid-January 2021, the Company ceased recording depreciation on the GIGS asset. The GIGS asset had a carrying value of $63.5 million and the asset retirement obligation had a carrying value of $8.8 million, or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of approximately $48.9 million at the time of disposal, which was determined by a discounted cash flow model and utilized the forecast of a market participant and their expected operation of the asset. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.75 percent. The contribution of the GIGS Disposal Group resulted in a loss on impairment and disposal of leased property of $5.8 million in the Consolidated Statements of Operations in the three months ended March 31, 2021.
Termination of the Grand Isle Lease Agreement
In connection with the GIGS disposition, the Company and Grand Isle Corridor entered into a Settlement and Mutual Release Agreement (the "Settlement Agreement") with the EGC Tenant, EGC, and CEXXI, LLC (the "EXXI Entities") related to the previously reported litigation between them and terminated the Grand Isle Lease Agreement. The termination of the Grand Isle Lease Agreement resulted in the write-off of deferred lease costs of $166 thousand, which is recorded as a loss on termination of lease in the Consolidated Statements of Operations for the three months ended March 31, 2021.
LESSEE - LEASED PROPERTIES
The Company and its subsidiaries currently lease land, corporate office space and single-use office space. During 2021, the Company acquired additional right-of-use assets and operating lease liabilities with the Crimson Transaction and with the

Table of Contents	Glossary of Defined Terms

Internalization. Additionally, the Company signed a new lease for the Denver corporate office. The Company's leases are classified as operating leases and presented as operating right-of-use asset and operating lease liability on the Consolidated Balance Sheet. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Lease cost:
Operating lease cost	$446,601	$241,182
Short term lease cost	—	102,014
Total Lease Cost	$446,601	$343,196
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$758,849	$586,481
Variable lease costs were immaterial for the three months ended March 31, 2022 and 2021.
The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term - operating leases (in years)	9.9	10.0
Weighted-average discount rate - operating leases	7.10%	7.04%
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
Four Wood Financing Note Receivable
On August 10, 2021, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from November 30, 2024 to July 31, 2026 and (ii) to reduce payments to $24 thousand per month through the maturity date beginning as of August 31, 2021. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 12.0 percent. As of March 31, 2022 and December 31, 2021, the Compass REIT Loan was valued at $1.0 million, and $1.0 million, respectively.
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

7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of March 31, 2022 and December 31, 2021, are as follows:

Deferred Tax Assets and Liabilities
	March 31, 2022	December 31, 2021
Deferred Tax Assets:
Deferred contract revenue	$1,298,150	$1,333,510
Net operating loss carryforwards	6,853,050	6,929,821
Capital loss carryforward	92,418	92,418
Other	367	366
Sub-total	$8,243,985	$8,356,115
Valuation allowance	(3,690,371)	(3,891,342)
Sub-total	$4,553,614	$4,464,773
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(4,344,242)	$(4,187,621)
Other	(75,300)	(70,867)
Sub-total	$(4,419,542)	$(4,258,488)
Total net deferred tax asset	$134,072	$206,285
As of March 31, 2022, the total deferred tax assets and liabilities presented above relate to the Company's taxable REIT subsidiaries ("TRSs"). The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of March 31, 2022, the Company had no uncertain tax positions. Tax years beginning with the year ended December 31, 2018 remain open to examination by federal and state tax authorities.
As of March 31, 2022 and December 31, 2021, the TRSs had cumulative net operating loss carryforwards ("NOL") of $28.5 million and $28.7 million, respectively. As of March 31, 2022 and December 31, 2021, net operating losses of $25.4 million and $25.5 million, respectively, that were generated during the years ended December 31, 2021, 2020, 2019, and 2018 may be carried forward indefinitely, subject to limitation. Net operating losses generated for years prior to December 31, 2018 may be carried forward for 20 years.
Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance for Corridor Private of $92 thousand was recorded equal to the amount of the tax benefit of this carryforward at both March 31, 2022 and December 31, 2021, respectively and $3.6 million and $3.8 million valuation allowance for Corridor MoGas at March 31, 2022 and December 31, 2021, respectively. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year and any discrete adjustments. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes, and future business acquisitions or divestitures. The taxable subsidiaries’ effective tax rates were 13.6 percent and 65.3 percent for the three months ended March 31, 2022 and 2021, respectively.

Table of Contents	Glossary of Defined Terms

The components of income tax expense (benefit) include the following for the periods presented:

Components of Income Tax Expense (Benefit)
	For the Three Months Ended
	March 31, 2022	March 31, 2021
Current tax expense
Federal	$105,568	$22,740
State (net of federal tax expense (benefit))	45,476	5,127
Total current tax expense	$151,044	$27,867
Deferred tax expense (benefit)
Federal	$59,424	$(22,083)
State (net of federal tax expense (benefit))	12,789	(4,317)
Total deferred tax expense (benefit)	$72,213	$(26,400)
Total income tax expense, net	$223,257	$1,467
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	March 31, 2022	December 31, 2021
Land	$24,989,784	$24,989,784
Crude oil pipelines	181,323,768	180,663,147
Natural gas pipeline	104,847,405	104,847,405
Right-of-way agreements	85,456,374	85,451,574
Pipeline related facilities	41,249,404	39,995,865
Tanks	30,715,515	30,679,194
Vehicles, trailers and other equipment	1,959,534	1,840,609
Office equipment and computers	1,433,089	1,403,090
Construction work in progress	$7,582,240	$8,581,560
Gross property and equipment	$479,557,113	$478,452,228
Less: accumulated depreciation	(40,964,057)	(37,022,035)
Net property and equipment	$438,593,056	$441,430,193
Depreciation expense was $3.9 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively.
9. MANAGEMENT AGREEMENT
On June 29, 2021, the CorEnergy common stockholders approved the internalization of the manager, Corridor InfraTrust Management, LLC. The Internalization transaction was completed on July 6, 2021. Pursuant to the Contribution Agreement, the Company issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock (collectively, the "Internalization Consideration").
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

Table of Contents	Glossary of Defined Terms

Internalization Consideration pursuant to the Contribution Agreement (an amount, assuming payment on a cash basis equal to approximately $172 thousand per quarter). This agreement was in effect until the closing of the Internalization on July 6, 2021.
Fees incurred under the Management Agreement for the three months ended March 31, 2021 were $1.9 million, and consisted of (i) $321 thousand for January 2021 management fees, (ii) $1.0 million related to a transaction bonus outlined in the Contribution Agreement, and (iii) $608 thousand for reimbursement of Corridor employee compensation and office related expenses under the First Amendment. The Company also reimbursed Corridor for approximately $50 thousand in legal fees incurred in connection with the Internalization and paid investment advisors $1.9 million in connection with the execution of the Contribution Agreement. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
Prior to the closing of the Internalization, the Company paid its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three months ended March 31, 2021 were $13 thousand. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
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
The Company's most recent annual assessment of the goodwill balance was performed on December 31, 2021, using the step 0 qualitative goodwill impairment assessment. The Company's assessment of goodwill did not result in an impairment charge. The Company did not identify an indication of goodwill impairment as of March 31, 2022.
Goodwill was as follows:

	March 31, 2022	December 31, 2021
Goodwill	$16,210,020	$16,210,020

11. COMMITMENTS AND CONTINGENCIES
Crimson Legal Proceedings
On October 30, 2014, the owner of a property on which Crimson built a valve access vault filed an action against Crimson, claiming that Crimson's pre-existing pipeline easement did not authorize the construction of the vault. Crimson responded by filing a condemnation action on October 26, 2015 to acquire new easements for the vault and related pipeline, and the cases were consolidated into one action, Crimson California Pipeline L.P. v. Noarus Properties, Inc.; and Does 1 through 99, Case No. BC598951, in the Los Angeles Superior Court-Central District. The property owner has claimed damages/compensation in the approximate amount of $11.7 million. The judge currently presiding over this case has rescheduled a jury trial for fall of 2022 to determine the amount of damages, pending the determination of procedural issues in the case on which the judge has requested further briefing. Crimson is vigorously defending itself against the claims asserted by the property owner in this matter and, while the outcome cannot be predicted, management believes the ultimate resolution of this matter will not have a material adverse impact on the Company’s results of operations, financial position or cash flows.
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

Table of Contents	Glossary of Defined Terms

California Bonds Indemnification
The Company maintains certain agreements for indemnity and surety bonds with various California regulatory bodies. The total annual premium paid for the bonds currently outstanding is approximately $115 thousand, recorded in General and administrative expense.
12. FAIR VALUE
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

Carrying and Fair Value Amounts
	Level within fair value hierarchy	March 31, 2022		December 31, 2021
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$13,286,081	$13,286,081	$12,496,478	$12,496,478
Financing notes receivable (Note 6)	Level 3	993,994	993,994	1,036,660	1,036,660
Inventory	Level 1	3,968,235	3,968,235	3,953,523	3,953,523
Financial Liabilities:
Crimson secured credit facility - Term Loan	Level 2	$70,877,181	$70,877,181	$72,724,757	$72,724,757
Crimson secured credit facility - Revolver(2)	Level 2	25,354,020	25,354,020	26,266,330	26,266,330
5.875% Unsecured Convertible Senior Notes	Level 2	115,830,255	103,532,211	115,665,830	111,144,075
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
(2) The carrying value of the Crimson Revolver is presented net of unamortized debt issuance costs classified as an asset in deferred costs.

Table of Contents	Glossary of Defined Terms

13. DEBT
The following is a summary of the Company's debt facilities and balances as of March 31, 2022 and December 31, 2021:

	Total Commitment or Original Principal	Quarterly Principal Payments		March 31, 2022		December 31, 2021
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Secured Credit Facility:
Crimson Revolver	$50,000,000	$—	2/4/2024	$26,000,000	4.22%	$27,000,000	4.11%
Crimson Term Loan	80,000,000	2,000,000	2/4/2024	72,000,000	4.21%	74,000,000	4.10%
Crimson Uncommitted Incremental Credit Facility	25,000,000	—	2/4/2024	—	—%	—	—%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$216,050,000		$219,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Senior Notes				$281,041		$301,859
Unamortized discount on 5.875% Convertible Senior Notes				1,938,704		2,082,311
Unamortized deferred financing costs on Crimson Secured Credit Facility (1)				1,122,819		1,275,244
Total Debt, net of deferred financing costs				$212,707,436		$215,390,586
Debt due within one year				$8,000,000		$8,000,000
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

Table of Contents	Glossary of Defined Terms

Contractual Payments
The remaining contractual principal payments as of March 31, 2022 under the Crimson Credit Facility are as follows:

Year	Crimson Term Loan	Crimson Revolver	Total
2022	$6,000,000	$—	$6,000,000
2023	8,000,000	—	8,000,000
2024	58,000,000	26,000,000	84,000,000
Total Remaining Contractual Payments	$72,000,000	$26,000,000	$98,000,000

Subsequent to March 31, 2022, Crimson Midstream Operating and Corridor MoGas, Inc. borrowed an additional $2.0 million under the Crimson Revolver on April 20, 2022.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Crimson Credit Facility	$247,635	$156,399
CorEnergy Credit Facility	—	47,879
Total Deferred Debt Cost Amortization Expense (1)(2)	$247,635	$204,278
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
On April 29, 2020, the Company repurchased approximately $2.0 million face amount of its 5.875% Convertible Notes. As of March 31, 2022, the Company has $118.1 million aggregate principal amount of 5.875% Convertible Notes outstanding.

Table of Contents	Glossary of Defined Terms

Convertible Note Interest Expense
The following is a summary of the impact of convertible notes on interest expense for the three months ended March 31, 2022 and 2021:

Convertible Note Interest Expense
	For the Three Months Ended
	March 31, 2022	March 31, 2021
5.875% Convertible Notes:
Interest Expense	$1,733,859	$1,733,859
Discount Amortization	143,607	143,607
Deferred Debt Issuance Amortization	20,818	20,818
Total 5.875% Convertible Note Interest Expense	$1,898,284	$1,898,284
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for each of the three months ended March 31, 2022 and 2021, respectively.
14. STOCKHOLDERS' EQUITY
PREFERRED STOCK
As of March 31, 2022, the Company had a total of 5,181,027 depositary shares outstanding, or approximately 51,810 whole shares of its 7.375% Series A Preferred Stock. See Note 18 ("Subsequent Events") for further information regarding the declaration of a dividend on the 7.375% Series A Preferred Stock.
COMMON STOCK
As of March 31, 2022, the Company had a total of 14,960,628 common shares issued and outstanding. See Note 18 ("Subsequent Events") for further information regarding the declaration of a dividend on the Common Stock.
CLASS B COMMON STOCK
As of March 31, 2022, the Company had a total of 683,761 Class B common shares issued and outstanding.
On June 29, 2021, the stockholders approved (i) the issuance of Class B Common Stock upon conversion of the Series B Preferred Stock issuable pursuant to the terms of the Crimson Transaction, which effectively will make the Crimson Class A-2 Units exchangeable directly for Class B Common Stock of the Company following receipt of CPUC approval, and (ii) the issuance of Class B Common Stock pursuant to the terms of the Internalization. On July 6, 2021, the Company issued 683,761 Class B common shares to the contributors of Corridor InfraTrust Management, LLC as partial consideration for the Internalization transaction.

Table of Contents	Glossary of Defined Terms

NON-CONTROLLING INTEREST
As disclosed in Note 3 ("Acquisitions") as part of the Crimson Transaction, the Company and the Grier Members entered into the Third LLC Agreement of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members and the Company's interests in Crimson are summarized in the table below:

	As of March 31, 2022
	Grier Members	CorEnergy
	(in units, except as noted)
Economic ownership interests in Crimson Midstream Holdings, LLC
Class A-1 Units	1,650,245	—
Class A-2 Units	2,460,414	—
Class A-3 Units	2,450,142	—

Class B-1 Units	—	10,000

Voting ownership interests in Crimson Midstream Holdings, LLC
Class C-1 Units	505,000	495,000
Voting interests of C-1 Units (%)	50.50%	49.50%
Equity interests of C-1 Units (%)	50.62%	49.38%
In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455 (as further described above in Note 3 ("Acquisitions")). This resulted in 37,043 Class A-1 Units being issued to the Grier Members for their 50.50% equity ownership interest. The newly issued units resulted in an increase in non-controlling interest of $882,726. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of March 31, 2022.
After working capital adjustments, the fair value of the Grier Members' noncontrolling interest, which is represented by the A-1, A-2 and A-3 Units listed above, was $116.2 million. As described further below, the A-1, A-2 and A-3 Units may eventually be exchanged for shares of the Company's common and preferred stock subject to the approval of the CPUC ("CPUC Approval"), which is expected to occur in 2022. The A-1, A-2 and A-3 Units held by the Grier Members and the B-1 Units held by the Company represent economic interests in Crimson while the Class C-1 Units represent voting interests.
Upon CPUC Approval, the parties will enter into a Fourth Amended and Restated LLC Agreement of Crimson ("Fourth LLC Agreement"), which will, among other things, (i) give the Company control of Crimson and its assets, in connection with an anticipated further restructuring of the Company's asset ownership structure and (ii) provide the Grier Members and Management Members (as defined below) the right to exchange their entire interest in Crimson for securities of the Company as follows:

•Class A-1 Units will become exchangeable for up to 1,755,579, (which includes the addition of 37,043 shares as a result of the working capital adjustment) of the Company's depositary shares, each representing 1/100th of a share of the Company's 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred")

•Class A-2 units will become exchangeable for up to 8,762,158 shares of the Company's non-listed Class B Common Stock, and

•Class A-3 Units will become exchangeable for up to 2,450,142 shares of the Company's non-listed Class B Common Stock.
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

Table of Contents	Glossary of Defined Terms

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

Units	Distribution Rights of CorEnergy Securities	Liquidation Preference	Annual Distribution per Share
A-1 Units	7.375% Series A Cumulative Redeemable Preferred Stock(1)	$25.00	$1.84
A-2 Units	Class B Common Stock(2)	N/A	Varies(2)
A-3 Units	Class B Common Stock(3) (4)	N/A	Varies(2)(3)
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

During the three months ended March 31, 2022, distributions in the amount of $809,212 were paid to the Grier Members for the Class A-1 Units. No distributions were paid to the Class A-2 or A-3 Units as no distributions were declared on the Class B Common Stock. See Note 18 ("Subsequent Events") for further information regarding the declaration of distributions related to the Class A-1.
SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of Common Stock for issuance under its dividend reinvestment plan ("DRIP"). As of March 31, 2022, the Company has issued 173,866 shares of Common Stock under its DRIP pursuant to the shelf, resulting in remaining availability of approximately 826,134 shares of Common Stock.
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
On November 3, 2021, the Company filed a new shelf registration statement to replace its prior shelf registration statement, which was declared effective by the SEC on November 17, 2021 and permits the Company to publically offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of March 31, 2022, the Company has not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.
15. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share data is computed based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the periods. Diluted earnings (loss) per share data is computed based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding, including all potentially issuable shares of Common Stock. Diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021 excludes the impact to income and the number of shares outstanding from the conversion of the 5.875% Convertible Notes, because such impact is antidilutive.

Table of Contents	Glossary of Defined Terms

Under the if converted method, the 5.875% Convertible Notes would result in an additional 2,361,000, common shares outstanding for the three months ended March 31, 2022.

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net Income (loss)	$4,364,757	$(10,694,263)
Less: Net income attributable to non-controlling interest	$2,060,294	$1,605,308
Net income (loss) attributable to CorEnergy	$2,304,463	$(12,299,571)
Less: preferred dividend requirements	2,388,130	2,309,672
Net loss attributable to Common Stockholders	$(83,667)	$(14,609,243)
Weighted average common shares - basic	15,600,926	13,651,521
Basic loss per common share	$(0.01)	$(1.07)

Net loss attributable to Common Stockholders (from above)	$(83,667)	$(14,609,243)
Loss attributable for dilutive securities	$(83,667)	$(14,609,243)
Weighted average common shares - diluted	15,600,926	13,651,521
Diluted loss per common share	$(0.01)	$(1.07)
16. VARIABLE INTEREST ENTITY
Crimson Midstream Holdings
Since February 1, 2021, CorEnergy has held a 49.50 percent voting interest in Crimson and the Grier Members have held the remaining 50.50 percent voting interest. Crimson is a VIE as the legal entity is structured with non-substantive voting rights resulting from (i) the disproportionality between the voting interests of its members and certain economics of the distribution waterfall in the Third LLC Agreement and (ii) the de facto agent relationship between CorEnergy and Grier, who was appointed to CorEnergy's Board of Directors upon closing of the Crimson Transaction. As a result of this related party relationship, substantially all of Crimson's activities either involve or are conducted on behalf of CorEnergy that has disproportionately few voting rights, including Grier as a de facto agent. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of March 31, 2022.
Crimson is managed by the Crimson Board, which is made up of four managers of which the Company and the Grier Members are each represented by two managers. The Crimson Board is responsible for governing the significant activities that impact Crimson's economic performance, including a number of activities which are managed by an approved budget that requires super-majority approval or joint approval. In assessing the primary beneficiary, the Company determined that power is shared; however, the Company and the Grier Members as a related party group have characteristics of a primary beneficiary. The Company performed the "most closely associated" test and determined that CorEnergy is the entity in the related party group most closely associated with the VIE. In performing this assessment, the Company considered (i) its influence over the tax structure of Crimson so its operations could be included in the Company's REIT structure under its PLR, which allows fees received for the usage of storage and pipeline capacity to qualify as rents from real property; (ii) the activities of the Company are substantially similar in nature to the activities of Crimson as the Company owns existing transportation and distribution assets at MoGas and Omega; (iii) Crimson's assets represent a substantial portion of the Company's total assets; and (iv) the Grier Members' interest in Crimson in Class A-1, Class A-2 and Class A-3 Units will earn distributions if the CorEnergy Board of Directors declares a common or preferred dividend for Series A Preferred, and Class B Common Stock; among other factors. Therefore, CorEnergy is the primary beneficiary and consolidates the Crimson VIE and the Grier Members' equity ownership interest 50.62 percent (after the working capital adjustment and paid-in-kind dividends) is reflected as a non-controlling interest in the consolidated financial statements.
The Company noted that Crimson's assets cannot be used to settle CorEnergy's liabilities with the exception of quarterly distributions, if declared by the Crimson Board. The quarterly distributions are used to fund current obligations, projected working capital requirements, debt service payments and dividend payments. As discussed in Note 13 ("Debt"), cash distributions to the Company from the borrowers under the Crimson Credit Facility are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Further, the Crimson Credit Facility is secured by assets at both Crimson Midstream Operating and Corridor MoGas, Inc. For the three months ended March 31, 2022 and 2021, the Company received $3.0 million and $6.7 million, respectively, in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility.

Table of Contents	Glossary of Defined Terms

The Company's interest in Crimson is significant to its financial position, financial performance and cash flows. A significant decline in Crimson's ability to fund quarterly distributions to the Company could have a significant impact on the Company's financial performance, including its ability to fund the obligations described above.
17. RELATED PARTY TRANSACTIONS

As previously disclosed, John D. Grier, a director and Chief Operating Officer of the Company, together with the Grier Members, own an aggregate 50.62 percent equity ownership interest in Crimson, which the Company has a right to acquire in the future, pursuant to the terms of the MIPA, following receipt of CPUC approval for a change of control of Crimson's CPUC regulated assets. The Grier Members also retain equity interests in Crescent Midstream Holdings, LLC (“Crescent Midstream Holdings”) which they held prior to the Crimson Transaction, as well as Crescent Louisiana Midstream, LLC ("CLM"), Crimson Renewable Energy, L.P. (“CRE”) and Delta Trading, L.P. (“Delta”).
As of March 31, 2022, the Company is owed $170 thousand from related parties, including CLM, CRE and Delta and owes $14 thousand to Crescent, which are included in due from affiliated companies and due to affiliated companies in the Consolidated Balance Sheet. These balances are primarily related to payroll, employee benefits and other services discussed below. The amounts billed to CLM are cash settled and the amounts billed to Crescent Midstream will reduce a prepaid TSA liability on the Company's books until such time as the TSA liability is reduced to zero. As of March 31, 2022, the prepaid TSA liability related to Crescent Midstream was $410 thousand and recorded in due to affiliated companies in the Consolidated Balance Sheets. For the three months ended March 31, 2022 and 2021, Crimson billed TSA and Services Agreement related costs and benefits to related parties totaling $528 thousand, and $1.1 million, respectively.
Total transition services reimbursements for the TSAs discussed below are presented on a net basis in the Consolidated Statements of Operations within transportation and distribution expense and general and administrative expense.
Transition Services Agreements
The subsidiaries of Crescent Midstream Holdings, LLC were formerly a part of Crimson prior to the Crimson Transaction and received various business services from Crimson or certain of its subsidiaries. Effective February 4, 2021, Crimson, certain of Crimson's subsidiaries or a combination thereof, entered into several transition services agreements (collectively, the "Transition Services Agreements" or "TSAs") with Crescent Midstream Holdings to facilitate its transition to operating independently. Each of the TSAs are described in more detail below. Also effective February 4, 2021, Crimson and certain of its subsidiaries entered into an Assignment and Assumption Agreement to assign all of the TSAs to Crimson's direct, wholly-owned TRS, Crimson Midstream I Corporation ("Crimson Midstream I"). Crimson and/or certain of its subsidiaries were reimbursed approximately $156 thousand per month for services provided under the TSAs during 2021, for which the billed amount was allocated 50.0 percent to Crescent Midstream, LLC ("Crescent Midstream"), a wholly-owned subsidiary of Crescent Midstream Holdings, and 50.0 percent to Crescent Louisiana Midstream, LLC ("CLM"), a 70 percent owned subsidiary of Crescent Midstream. These TSA agreements ended on February 3, 2022 and Crimson entered into a Services Agreement for some of the business services previously provided as described below.
Employee TSA - Crimson and Crescent Midstream Holdings entered into a transition services agreement (the "Employee TSA") whereby an indirect, wholly-owned subsidiary of Crimson provided payroll, employee benefits and other related employment services to Crescent Midstream Holdings and its subsidiaries. Under the Employee TSA, Crimson's indirect, wholly-owned subsidiary made available and assigned to Crescent Midstream Holdings and its subsidiaries certain employees to provide services primarily to Crescent Midstream Holdings and its subsidiaries. While the Employee TSA was in effect, Crescent Midstream Holdings was responsible for the daily supervision of and assignment of work to the employees providing services to Crescent Midstream Holdings and its subsidiaries. Additionally, Crimson's indirect, wholly-owned subsidiary Crimson Midstream Services entered into an Employee Sharing Agreement with Crimson Midstream I to make available all employees performing services under the Employee TSA to Crimson Midstream I. The Employee Sharing Agreement was effective beginning February 1, 2021. The Employee Sharing Agreement together with the Assignment and Assumption Agreement described above, effectively bound Crimson Midstream I to the terms of the Employee TSA in the same manner as Crimson's indirect, wholly-owned subsidiary. The Employee TSA and the Employee Sharing Agreement ended on February 3, 2022.
Control Center TSA - Crimson Midstream Operating, a wholly-owned subsidiary of Crimson, entered into a transition services agreement (the "Control Center TSA") with Crescent Midstream Holdings to provide certain customary control center services and field transition support services necessary to operate a pipeline system. The Control Center TSA was assigned from Crimson Midstream Operating to Crimson Midstream I by the Assignment and Assumption Agreement discussed above. This agreement ended on February 3, 2022.

Table of Contents	Glossary of Defined Terms

Insurance Coverage TSA - Crimson Midstream Operating and Crescent Midstream Operating, LLC ("Crescent Midstream Operating") (collectively, the "Insurance TSA Parties") entered into a transition services agreement (the "Insurance Coverage TSA") related to the remaining term of coverage on certain insurance policies which were shared by Crimson, certain of its subsidiaries (including Crimson Midstream Operating), Crescent Midstream Operating and certain other entities related to Crescent Midstream Operating (collectively, the "Insureds"). Under the Insurance Coverage TSA, the Insurance TSA Parties agreed to retain and maintain the certain insurance policies, and continue to split the premium payments among the Insureds in line with the historical practices prior to Crescent Midstream Holdings' spin-off from Crimson. By entering into the Insurance Coverage TSA, the Insurance TSA Parties acknowledged that any claims made which result in a loss by one of the Insureds will erode and may exhaust the shared limits and/or aggregates stated in any of the certain insurance policies. Additionally, under the terms of the Insurance Coverage TSA, it was agreed that the Insurance TSA Party which was directly responsible for any incident that results in any loss of coverage under any of the certain shared insurance policies may be primarily financially responsible for such self-insurance and/or covering any increase in costs of the certain insurance policy that occurred as a result of such incident. The Insurance Coverage TSA expired on May 31, 2021, and simultaneously, the Company, Crimson, and certain other subsidiaries of the Company obtained alternative insurance coverage effective through May 31, 2022. As of March 31, 2022, there is no relationship associated with the insurance coverage of the Company and its subsidiaries and Crescent Midstream Operating and its subsidiaries.

Services Agreement
Effective February 4, 2022, Crimson Midstream Operating entered into a services agreement (the "Services Agreement") to provide administrative-related services to Crescent Midstream Holdings through February 3, 2023, or upon receipt of Crescent Midstream Holdings' written notice to terminate the Services Agreement prior to February 3, 2023. Under the Services Agreement, Crimson and/or certain of its subsidiaries are reimbursed at a fixed fee of approximately $44 thousand per month.
18. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date of the issuance of these financial statements.
Common Stock Dividend Declaration
On May 5, 2022, the Company's Board of Directors declared a first quarter 2022 dividend of $0.05 per share for CorEnergy Common Stock, payable in cash or via the Company's DRIP. The dividend is payable on May 31, 2022 to stockholders of record on May 17, 2022.
Preferred Stock Dividend Declaration
On May 5, 2022, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock, payable in cash. The preferred stock dividend is payable on May 31, 2022 to stockholders of record on May 17, 2022.
Class A-1 Units Distribution
On May 5, 2022, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will entitle the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
Class A-2 Units Distribution and Class A-3 Units Distribution
On May 5, 2022, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will result in no distribution to the holders of Crimson's Class A-2 Units or Crimson's Class A-3 Units.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this Report on Form 10-Q ("Report") of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, stockholder returns, performance by our customers, performance on loans to customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022, and in Part II, Item 1A, "Risk Factors", in this Report.
OVERVIEW
We are a publicly traded real estate investment trust ("REIT") focused on energy infrastructure. Our business strategy is to own and operate critical energy midstream infrastructure connecting the upstream and downstream sectors within the industry. We currently generate revenue from the transportation, via pipeline, of crude oil and natural gas for our customers in California and Missouri. The pipelines are located in areas where it would be difficult to replicate rights of way or transport crude oil or natural gas via non-pipeline alternatives, resulting in our assets providing utility-like criticality in the midstream supply chain for our customers. As primarily regulated assets, the near to medium term value of our regulated pipelines is supported by revenue derived from cost-of-service methodology. The cost-of-service methodology is used to establish appropriate transportation rates based on several factors including expected volumes, expenses, debt and return on equity. The regulated nature of the majority of our assets provides a degree of support for our profitability over the long-term, where the majority of our customers own the products shipped on, or stored in, our facilities. We believe these characteristics provide CorEnergy with the attractive attributes of other globally listed infrastructure companies, including high barriers to entry and predictable revenue streams, while mitigating risks and volatility experienced by other companies engaged in the midstream energy sector. We also believe that our strengths in the hydrocarbon midstream industry can be leveraged to participate in energy transition, e.g., CO2 transportation for sequestration.
Prior to February 2021, we generated long-term contracted revenue from operators of our assets, primarily under triple-net participating leases without direct commodity price exposure.
For a description of our assets, see Part I, Item 2 of our 2021 Form 10-K Annual Report.
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

Table of Contents	Glossary of Defined Terms

Transmission pipeline ("MRT"). MoGas connects to these three pipelines around the St. Louis area and transports the natural gas to south-central Missouri where it connects to the Omega pipeline. MoGas supplies several local natural gas distribution networks along its path. The Omega pipeline system primarily serves as a local natural gas delivery system for Fort Leonard Wood.
MoGas generates the majority of its revenue from take-or-pay transportation contracts with investment-grade customers. The majority of MoGas' revenue is under a long-term contract with a remaining term of approximately 8 years. Omega’s revenues are unregulated and are generated under a firm capacity contract for which lease treatment has been applied. The remaining life of the contract is approximately 4 years. Given the nature of the MoGas and Omega contracts, the revenue generated by these assets is marginally dependent on the actual volume transported.
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

MoGas STL Interconnect
MoGas continues to monitor the regulatory activities relative to the Spire STL Pipeline. On June 22, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an order vacating the Spire STL Pipeline’s 2018 certificate, stating that the FERC found a market need for the pipeline despite only one shipper, an affiliate of Spire STL Pipeline, committing to use it; and remanding the proceeding back to the FERC. On April 18, 2022, the U.S. Supreme Court let the lower court ruling stand. On December 3, 2021, FERC granted a temporary certificate authorizing use until the FERC acts. There have been filings with FERC from several impacted parties expressing concern over the adverse effect to the area should FERC fail to reissue the Spire STL Pipeline's certificate upon reconsideration following the court’s ruling. While there is no impairment at this time, if the STL Pipeline is taken out of service, CorEnergy's financial condition and results of operations may be adversely impacted by impairment of our interconnect assets, currently carried at approximately $3.3 million as of March 31, 2022 and annualized revenues would be reduced by approximately $4.0 million.
FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
The comparability of our current financial results, in relation to prior periods, are affected by the recent transactions described below. As a result, the usefulness of the year over year comparisons between the quarter ended March 31, 2022 and the quarter ended March 31, 2021 are limited. The financial results should be read in connection with the financial information in Form 8-K filed February 10, 2021, Form 8-K/A filed April 22, 2021, and Form 8-K/A filed September 3, 2021.
Disposal of Grand Isle Gathering System
Effective February 1, 2021, the Grand Isle Gathering System was provided as partial consideration for the purchase of the 49.50 percent voting interest in Crimson.
Crimson Transaction
Effective February 1, 2021, the Company acquired a 49.50 percent voting interest in Crimson as described elsewhere in this Report.
California Market Update
On October 4, 2021, a pipeline ruptured off the coast of California which caused the oil spill offshore near Huntington Beach, California. The pipeline is not owned by the CorEnergy and the Company does not own or operate any offshore platforms or pipelines.
The Company has historically received barrels transported by the affected pipeline, at an average of approximately 4,600 bpd over the four months prior to the incident, which generated average monthly revenue, including pipeline loss allowance, of approximately $98 thousand during that time. Currently, this production has been shut in and the timing of its return is uncertain. Regardless of the outcome, we do not expect this event to affect our common dividend outlook, which is subject to board approval.
On October 6, 2021, the Superior Court of California, County of Kern ordered Kern County to stop issuing new oil and gas drilling permits pending review of a new environmental impact report process.
On May 11, 2022, Phillips 66 confirmed plans to convert its 140,000 bpd San Francisco refinery in Rodeo, California to renewable transportation fuels in early 2024. On May 3, 2022 the Contra Costa County Board of Supervisors approved the land use permits necessary for this project. As a result, the refinery will no longer process crude oil. Currently, the refinery sources a significant portion of their crude oil, via a dedicated Phillips 66 pipeline, from the San Joaquin Valley which is the same source of volumes for the Company's pipelines. Following the conversion, the crude oil being consumed from the San Joaquin Valley will need to be transported to another refinery, which could provide additional growth opportunities for volumes delivered to Crimson pipelines.
Internalization of the Manager
On July 6, 2021, following stockholder approval at the Company's 2021 Annual Meeting, we completed the Internalization transaction whereby we acquired our manager, Corridor InfraTrust Management, LLC. Pursuant to a Contribution Agreement, we issued to the Contributors, based on each Contributor's percentage ownership in Corridor, an aggregate of: (i) 1,153,846 shares of Common Stock, (ii) 683,761 shares of the newly created Class B Common Stock, and (iii) 170,213 depositary shares of the Company’s 7.375% Series A Cumulative Redeemable Preferred Stock.

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
BASIS OF PRESENTATION
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of March 31, 2022, and its direct and indirect wholly-owned subsidiaries. Effective February 1, 2021, CorEnergy's subsidiaries include a 49.50 percent voting interest in Crimson with John D. Grier and certain affiliated trusts of Grier (collectively with Grier, the "Grier Members") holding the remaining 50.50 percent voting interest. Crimson is a VIE as the legal entity is structured with non-substantive voting rights. CorEnergy was determined to be the entity "most closely associated" with the VIE. Therefore, CorEnergy is the primary beneficiary and will consolidate Crimson. The Grier Member's 50.62 percent equity ownership interest is reflected as a non-controlling interest in the consolidated financial statements as of March 31, 2022. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
The following table summarizes the financial data and key operating statistics for CorEnergy for the three months ended March 31, 2022 and 2021. We believe the Operating Results detail presented below provides investors with information that will assist them in analyzing our operating performance. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2021, is unaudited.

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended
	March 31, 2022	March 31, 2021(1)
Revenue
Transportation and distribution	$29,761,354	$21,295,139
Pipeline loss allowance subsequent sales	2,731,763	1,075,722
Lease and other	379,234	669,637
Expenses
Transportation and distribution	13,945,843	10,342,597
Pipeline loss allowance subsequent sales cost of revenue	2,192,649	948,856
General and administrative	5,142,865	9,836,793
Depreciation, amortization and ARO accretion	3,976,667	2,898,330
Loss on impairment and terminated lease	—	5,977,423
Operating Income (loss)	$7,614,327	$(6,963,501)
Interest expense	(3,146,855)	(2,931,007)
Other income (expense)	120,542	(798,288)
Income tax expense, net	223,257	1,467
Net Income (loss)	4,364,757	(10,694,263)

Other Financial Data (2)
Adjusted EBITDA	$12,011,631	$8,087,066
Adjusted Net Income	4,664,852	2,256,262
Cash Available for Distribution	2,186,005	(4,366,267)

Capital Expenditures:
Maintenance Capital	$1,442,550	$1,442,203
Growth Capital	209,451	2,654,509
Volume:
Average quarterly volume (bpd) - Crude oil	175,716	197,764
(1) The financial impacts of the Crimson assets only represent the period from February 1, 2021 to March 31, 2021.
(2) Refer to the "Non-GAAP Financial Measures" section that follows for additional details.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The financial impacts of the Crimson assets in the prior year only represent the period from February 1, 2021 to March 31, 2021.
Revenue. Transportation and distribution revenue increased $8.5 million primarily due to the benefit of a full quarter with Crimson in 2022, slightly offset by lower average daily volumes. Crimson was acquired February 4, 2021, with an effective date of the transaction on February 1, 2021. Pipeline loss allowance subsequent sales increased $1.6 million to $2.7 million for the three months ended March 31, 2022 from $1.1 million for the three months ended March 31, 2021. Pipeline loss allowance subsequent sales represents the revenue on sale of crude oil inventory, which is offset by the PLA subsequent sales cost of revenue of $2.2 million and $948 thousand, for the three months ended March 31, 2022 and 2021, respectively.
Lease and other revenue was $379 thousand for the three months ended March 31, 2022 compared to $670 thousand for the three months ended March 31, 2021, resulting in a decrease of approximately $291 thousand from the prior-year period. The decrease was a result of crude oil storage contracts that expired and were not renewed.
Transportation and Distribution Expense. Transportation and distribution expenses were $13.9 million and $10.3 million for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $3.6 million. The increase is primarily due to the inclusion of the full three months in 2022, as compared to 2021. Crimson was acquired February 4, 2021, with an effective date of the acquisition on February 1, 2021.

Table of Contents	Glossary of Defined Terms

General and Administrative Expenses. General and administrative expenses were $5.1 million for the three months ended March 31, 2022 compared to $9.8 million for the three months ended March 31, 2021. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Management fees and employee-related costs	$2,583,353	$2,847,825
Acquisition and professional fees	1,653,045	6,456,917
Other expenses	906,467	532,051
Total	$5,142,865	$9,836,793
Management fees and employee-related costs for the three months ended March 31, 2022 decreased $264 thousand compared to the prior-year period. Management fees ended with the closing of the Internalization transaction on July 6, 2021. In the prior year management fees consisted of $321 thousand for the month of January 2021, paid under the terms of the pre-existing Management Agreement before the First Amendment, a $1.0 million transaction bonus outlined in the Contribution Agreement related to the Internalization, the addition of $917 thousand in Crimson employee-related costs from the Crimson acquisition and the addition of $608 thousand in Corridor employee compensation and office related expense reimbursements under the First Amendment to the Management Agreement from February 1, 2021 to March 31, 2021 in connection with the Internalization.
After the closing of the Internalization on July 6, 2021, the Company assumed employee related costs previously paid by Corridor from the Company's Management fees, which totaled $2.6 million for the three months ended March 31, 2022.
Acquisition and professional fees for the three months ended March 31, 2022 decreased $4.8 million from the prior-year period, primarily as a result of (i) a $4.6 million decrease in asset acquisition expenses due to the prior year closing and due diligence costs associated with the Crimson acquisition and (ii) a $235 thousand decrease in transaction costs incurred at Crimson for accounting and legal services.
Other expenses for the three months ended March 31, 2022 increased $374 thousand from the prior-year period. The increase in other expenses is due to the inclusion of some former management fee expenses such as office rent, utilities, travel and the inclusion of Crimson for the full three months in 2022.
Depreciation, Amortization and ARO Accretion Expense. Depreciation, amortization and ARO accretion expense was $4.0 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. This increase was primarily related to depreciation expense, which increased approximately $1.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in depreciation expense was driven by the inclusion of a full quarter of Crimson depreciation expense in 2022.
Loss on Impairment and Terminated Lease. In the prior year, in connection with the Crimson Transaction, we contributed the GIGS asset as partial consideration to acquire our 49.50 percent voting interest in Crimson. The net book value of the GIGS asset was $63.5 million and the carrying value of the asset retirement obligation was $8.8 million or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of $48.9 million upon closing of the Crimson Transaction resulting in a loss on impairment and disposal of leased property of approximately $5.8 million for the three months ended March 31, 2021. Refer to Part I, Item 1, Note 5 ("Leased Properties And Leases") for further details. Additionally, the Company recorded a write-off of the remaining deferred lease costs of $166 thousand associated with the termination of the lease.
Other Income (Expense). Other income was $121 thousand for the three months ended March 31, 2022 compared to ($798) thousand for the three months ended March 31, 2021. During the three months ended March 31, 2021, in connection with the Crimson acquisition, the Company terminated the CorEnergy Credit Facility with Regions Bank and eliminated the associated deferred debt issuance costs of $862 thousand. For additional information, see Part I, Item 1, Note 13 ("Debt"). There was no loss on extinguishment of debt recorded for the three months ended March 31, 2022.
Interest Expense. Interest expense was $3.1 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense increased due to one additional month of interest incurred on the Crimson revolver.
Income Tax Expense (Benefit). Income tax expense was $223 thousand for the three months ended March 31, 2022, as compared to an income tax expense of $1 thousand for the three months ended March 31, 2021. The income tax expense in the current year period is primarily the result of income from the Company's sale of PLA and taxable income associated with Omega. The income tax expense in the prior year period is primarily the result of an increase in income tax expense related to

Table of Contents	Glossary of Defined Terms

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
Adjusted Net Income and Cash Available for Distribution
We believe Adjusted Net Income is an important performance measure of our profitability as compared to other midstream infrastructure owners and operators. Our presentation of Adjusted Net Income represents net income (loss) adjusted for loss on impairment and disposal of leased property; loss on termination of lease: loss on extinguishment of debt and transaction-related costs. Adjusted Net Income presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Management considers CAD an important metric for assessing capital discipline, cost efficiency and balance sheet strength. Although CAD is the metric used to assess our ability to make dividends to stockholders and distributions to non-controlling interest holders, this measure should not be viewed as indicative of the actual amount of cash that is available for distributions or planned for distributions for a given period. Instead, CAD should be considered indicative of the amount of cash that is available for distributions after mandatory debt repayments and other general corporate purposes. Our presentation of CAD represents Adjusted Net Income adjusted for depreciation, amortization and ARO accretion (cash flows) and deferred tax expense (benefit) less transaction-related costs; maintenance capital expenditures; preferred dividend requirements and mandatory debt amortization.
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

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net Income (loss)	$4,364,757	$(10,694,263)
Add:
Loss on impairment and disposal of leased property	—	5,811,779
Loss on termination of lease	—	165,644
Loss on extinguishment of debt	—	861,814
Transaction costs	300,095	5,074,796
Transaction bonus	—	1,036,492
Adjusted Net Income, excluding special items	$4,664,852	$2,256,262
Add:
Depreciation, amortization and ARO accretion (Cash Flows)	4,388,927	3,267,034
Deferred tax expense (benefit)	72,213	(26,400)
Less:
Transaction costs	300,095	5,074,796
Transaction bonus	—	1,036,492
Maintenance capital expenditures	1,442,550	1,442,203
Preferred dividend requirements - Series A	2,388,130	2,309,672
Preferred dividend requirements - Non-controlling interest	809,212	—
Mandatory debt amortization	2,000,000	—
Cash Available for Distribution (CAD)	$2,186,005	$(4,366,267)

Table of Contents	Glossary of Defined Terms

The following table reconciles net cash provided by (used in) operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net cash provided by (used in) operating activities	$8,580,584	$(2,481,161)
Changes in working capital	245,313	1,866,769
Maintenance capital expenditures	(1,442,550)	(1,442,203)
Preferred dividend requirements	(2,388,130)	(2,309,672)
Preferred dividend requirements - non-controlling interest	(809,212)	—
Mandatory debt amortization included in financing activities	(2,000,000)	—
Cash Available for Distribution (CAD)	$2,186,005	$(4,366,267)

Other Special Items:
Transaction costs	$300,095	$5,074,796
Transaction bonus	—	1,036,492

Other Cash Flow Information:
Net cash used in investing activities	$(1,056,032)	$(72,547,582)
Net cash used in financing activities	(6,734,948)	(5,728,170)

Table of Contents	Glossary of Defined Terms

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
Our presentation of Adjusted EBITDA represents net income (loss) adjusted for items such as loss on impairment and disposal of leased property; loss on termination of lease; loss (gain) on extinguishment of debt; and transaction-related costs. Adjusted EBITDA is further adjusted for depreciation, amortization and ARO accretion expense; income tax expense (benefit) and interest expense. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered a measure of liquidity and should not be considered as an alternative to operating income (loss), net income (loss) or other indicators of performance determined in accordance with GAAP. The following table presents a reconciliation of Net Income (loss), as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net Income (loss)	$4,364,757	$(10,694,263)
Add:
Loss on impairment and disposal of leased property	—	5,811,779
Loss on termination of lease	—	165,644
Loss on extinguishment of debt	—	861,814
Transaction costs	300,095	5,074,796
Transaction bonus	—	1,036,492
Depreciation, amortization and ARO accretion	3,976,667	2,898,330
Income tax expense, net	223,257	1,467
Interest expense, net	3,146,855	2,931,007
Adjusted EBITDA	$12,011,631	$8,087,066

Table of Contents	Glossary of Defined Terms

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
The following table presents a reconciliation of Net Income (Loss) Attributable to Common Stockholders, as reported in the Consolidated Statements of Operations, to EBITDAre:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net Loss Attributable to Common Stockholders	$(83,667)	$(14,609,243)
Add:
Interest expense, net	3,146,855	2,931,007
Depreciation, amortization, and ARO accretion	3,976,667	2,898,330
Loss on impairment and disposal of leased property	—	5,811,779
Loss on termination of lease	—	165,644
Less:
Income tax expense, net	(223,257)	(1,467)
EBITDAre	$7,263,112	$(2,801,016)
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

Table of Contents	Glossary of Defined Terms

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
For completeness, the following table sets forth a reconciliation of our net income (loss) attributable to CorEnergy stockholders as determined in accordance with GAAP and our calculations of NAREIT FFO for the three months ended March 31, 2022 and the three months ended March 31, 2021. Also presented is information regarding the weighted-average number of shares of our Common Stock outstanding used for the computation of per share data:

NAREIT FFO
	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss) attributable to CorEnergy	$2,304,463	$(12,299,571)
Less:
Preferred stock dividends	2,388,130	2,309,672
Net loss attributable to Common Stockholders	$(83,667)	$(14,609,243)
Add:
Depreciation	3,952,338	2,830,908
Amortization of deferred lease costs	—	2,547
Loss on impairment and disposal of leased property	—	5,811,779
Loss on termination of lease	—	165,644
Less:
Non-controlling interests attributable to NAREIT FFO reconciling items	1,560,533	917,839
NAREIT funds from operations (NAREIT FFO)	$2,308,138	$(6,716,204)

Weighted Average Shares of Common Stock Outstanding:
Basic	15,600,926	13,651,521
Diluted	15,600,926	13,651,521
NAREIT FFO attributable to Common Stockholders
Basic	$0.15	$(0.49)
Diluted (1)	$0.15	$(0.49)
(1) For the three months ended March 31, 2022, and March 31, 2021 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 13 ("Debt") for additional details.

DIVIDENDS
Our portfolio of energy infrastructure real property assets generates revenue from which we pay distributions to stockholders. We pay dividends based on what we believe is the median to long-term cash generating ability of our assets adjusted for special items. For the three months ended March 31, 2022, the primary sources of our stockholder distributions included transportation and distribution revenue from Crimson, MoGas and Omega.
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
The Grier Members hold an economic interest in Crimson via the issuance, at the closing of the Crimson Transaction, of Class A-1, Class A-2 and Class A-3 Units. Upon CPUC approval the Grier Members have the right to convert their A-1, A-2 and A-3 Units into unregistered securities of the Company.
As of March 31, 2022, each of these securities are convertible as follows: Class A-1 Units into depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, the Class A-2 and A-3 Units into the Company's Class B Common Stock. However, prior to conversion, the A-1, A-2 and A-3 Units pay distributions as if they were the corresponding Company securities. For a description of the dividend rights, redemption rights, voting rights, and exchange and conversion rights of the Class A-1, Class A-2, and Class A-3 Units please refer to Part IV, Item 15, Note 16 ("Stockholders' Equity") included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Table of Contents	Glossary of Defined Terms

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
Dividend Declarations
On February 7, 2022, we declared dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock, which were paid on February 28, 2022.
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
Class A-2 and Class A-3 Units Distribution
On February 4, 2022, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors which resulted in no distribution to the holders of Crimson's Class A-2 Units or Class A-3 Units.
The Company currently expects to characterize at least some portion of its 2022 Common Stock and Preferred Stock dividends as Return of Capital for tax purposes.
SEASONALITY
MoGas and Omega generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
We expect Crimson will have stable revenues throughout the year. Maintenance activities can be performed at any time during the year and are planned to avoid large quarterly fluctuations. Our San Pablo Bay pipeline has a seasonal minimum volume required to be operated as a batched system delivering heavy crude oil to its customers. The minimum volume is required as heavy crude oil must be heated to be transported via the pipeline. The lowest allowed minimum volume typically occurs in the months from July to September. The highest allowed minimum volume typically occurs from December to March. The actual effective periods are dependent on the ground temperature. The historical average quarterly crude oil volumes for Crimson are provided in the table below.

Table of Contents	Glossary of Defined Terms

Crimson Average Crude Oil Volume for Quarter Ended (bpd):
March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
197,764	188,634	191,621	184,467	175,716
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2022, we had liquidity of approximately $37.3 million comprised of cash of $13.3 million plus revolver availability of $24.0 million. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital, operational expenditure requirements and to make quarterly cash distributions at current levels for the next 12 months.
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)
Net cash provided by (used in):
Operating activities	$8,580,584	$(2,481,161)
Investing activities	(1,056,032)	(72,547,582)
Financing activities	(6,734,948)	(5,728,170)
Net change in cash and cash equivalents	$789,604	$(80,756,913)
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2022 was driven by (i) $15.7 million in net contributions from our operating subsidiaries, including Crimson, MoGas and Omega, (ii) $2.7 million in PLA subsequent sales revenue, partially offset by (iii) $5.1 million in general and administrative expenses, (iv) cash paid for interest of $4.5 million, and (v) PLA subsequent sales cost of revenue of $2.2 million.
Net cash used in operating activities for the three months ended March 31, 2021 was driven by (i) $9.8 million in general and administrative expenses, (ii) cash paid for interest of $4.3 million, partially offset by (iii) $10.8 million in net contributions from our operating subsidiaries, including Crimson, MoGas and Omega and (iv) $1.1 million in PLA subsequent sales cost of revenue.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was primarily attributable to (i) $1.1 million of cash utilized to acquire property and equipment, offset by (ii) $43 thousand of cash received on the note receivable.
Net cash used in investing activities for the three months ended March 31, 2021 was primarily attributable to (i) $68.1 million of cash utilized to acquire our 49.50 percent voting interest in Crimson, net of cash acquired and (ii) purchases of property and equipment of $4.6 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was primarily attributed to (i) common dividends paid of $745 thousand, partially offset by reinvestment of dividends paid to common stockholders of $207 thousand, and preferred stock dividends paid of $2.4 million, (ii) advances on the Crimson Revolver of $2.0 million, offset by payments on the Crimson Revolver of $3.0 million. and (iii) principal payments of $2.0 million on the Crimson secured credit facility.
Net cash used in financing activities for the three months ended March 31, 2021 was primarily attributed to (i) common and preferred stock dividends paid of $683 thousand and $2.3 million, respectively, (ii) cash paid for debt financing costs of $2.7 million for the Crimson Credit Facility and, (iii) advances on the Crimson Revolver of $3.0 million, offset by payments on the Crimson Revolver for the same amount.

Table of Contents	Glossary of Defined Terms

Capital Expenditures
Crimson's operations can be capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Crimson's capital requirements consist of maintenance capital expenditures and growth capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of Crimson's assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those made to acquire additional assets to grow Crimson's business, to expand and upgrade Crimson's systems and facilities and to construct or acquire new systems or facilities. Crimson may incur substantial amounts of capital expenditures in certain periods in connection with large maintenance projects that are intended to only maintain its assets. Maintenance capital expenditures were $1.4 million in both the three months ended March 31, 2022 and 2021. Crimson expects to incur maintenance capital expenditures in a range of $8.0 million to $9.0 million in 2022.

Maintenance Capital Expenditures
Three Months Ended	Amount
March 31, 2021	$1,442,203
June 30, 2021	2,182,155
September 30, 2021	1,757,350
December 31, 2021	1,958,286
March 31, 2022	1,442,550
Forecasted Maintenance Capital Expenditures
Three Months Ended	Amount
June 30, 2022	1,588,006
September 30, 2022	4,406,794
December 31, 2022	1,479,447
Material Cash Requirements
The following table summarizes our material cash requirements and other obligations as of March 31, 2022 :

	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Crimson Credit Facility(1)	$72,000,000	$8,000,000	$64,000,000	$—	$—
Crimson Revolver(1)	26,000,000	—	26,000,000	—	—
5.875% Convertible Debt(1)	118,050,000	—	—	118,050,000	—
Interest payments on 5.875% Convertible Debt(1)		6,935,438	13,870,875	3,467,719	—
Leases		1,625,824	1,436,744	929,698	3,972,700
Dividends and distributions(2)		15,781,494	31,562,988	31,562,988	—
Totals		$32,342,756	$136,870,607	$154,010,405	$3,972,700
(1) See Part I, Item 1, Note 13 ("Debt")
(2) Includes Common Stock, Series A Cumulative Redeemable Preferred Stock and Crimson Class A-1 Units projected forward using the current numbers of outstanding securities and current dividend rates. Dividends are subject to the approval by the Board of Directors. Table does not attempt to project future dividends beyond the 5-year horizon.
We have experienced significant increases in the cost of energy, transportation, and distribution. These inflationary trends have and may continue to have a material adverse impact on our results of operations.
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

Table of Contents	Glossary of Defined Terms

During the three months ended March 31, 2022, our maintenance capital spending was $1.4 million and we spent $209 thousand for our expansion capital projects.
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
We also had approximately $24.0 million of available borrowing capacity on the Crimson Revolver at March 31, 2022. For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 14 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2021, and Part I, Item 1, Note 13 ("Debt") included in this Report.
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
Refer to Part IV, Item 15, Note 14 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part I, Item 1, Note 13 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes.
Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of Common Stock for issuance under our dividend reinvestment plan. As of March 31, 2022, we have issued 173,866 shares of Common Stock under our dividend reinvestment plan ("DRIP") pursuant to the shelf resulting in remaining availability of approximately 826,134 shares of Common Stock.
On September 16, 2021, we had a resale shelf registration statement declared effective by the SEC, pursuant to which it registered the following securities that were issued in connection with the Internalization for resale by the Contributors: 1,837,607 shares of Common Stock (including both (i) 1,153,846 shares of Common Stock issued at the closing of the Internalization and (ii) up to 683,761 additional shares of Common Stock which may be acquired by the Contributors upon the conversion of outstanding shares of our unlisted Class B Common Stock issued at the closing of the Internalization) and 170,213 depositary shares each representing 1/100th fractional interest of a share of 7.375% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share issued at the closing of the Internalization.
On November 3, 2021, we filed a new shelf registration statement to replace our prior shelf registration statement, which was declared effective by the SEC on November 17, 2021 and permits us to publically offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of March 31, 2022, we have not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.
Liquidity and Capitalization
Our principal investing activities are acquiring and financing assets within the U.S. energy infrastructure sector. These investing activities have often been financed from the proceeds of our public equity and debt offerings as well as our credit facilities mentioned above. We have also expanded our business development efforts to include other REIT qualifying revenue sources. Continued growth of our asset portfolio will depend in part on our continued ability to access funds through additional borrowings and securities offerings. Additionally, our liquidity and capitalization may be impacted by the optional redemption of the Series A Preferred Stock. The depositary shares are currently eligible to be redeemed, at our option, in whole or in part, at the $25.00 liquidation preference plus all accrued and unpaid dividends to, but not including, the date of redemption.

Table of Contents	Glossary of Defined Terms

The following is our liquidity and capitalization as of March 31, 2022 and December 31, 2021:

Liquidity and Capitalization
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$13,286,081	$12,496,478
Revolver availability	$24,000,000	$23,000,000

Revolving credit facility	$26,000,000	$27,000,000
Long-term debt (including current maturities)(1)	186,707,435	188,390,586
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	129,525,675	129,525,675
Common Stock, non-convertible, $0.001 par value	14,960	14,893
Class B Common Stock, $0.001 par value	684	684
Additional paid-in capital	335,376,932	338,302,735
Retained deficit	(324,853,173)	(327,157,636)
Non-controlling interest (Crimson)	124,196,254	122,945,172
Total equity	264,261,332	263,631,523
Total capitalization	$476,968,767	$479,022,109
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

Table of Contents	Glossary of Defined Terms

Prospective Capitalization Table
		Adjustments	Prospective for Non-Controlling Interest Reorganization
	March 31, 2022 Actual(1)	Non-Controlling Interest Reorganization(2)
Cash and Cash Equivalents	$13,286,081	$—	$13,286,081

Debt
Revolving Credit Facility	$26,000,000	—	26,000,000
Long-Term Debt (including current maturities)(3)	186,707,436	—	186,707,436
Total Debt	212,707,436	—	212,707,436

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	$129,525,675	39,325,330	168,851,005
Total	129,525,675	39,325,330	168,851,005

Common Stock(4)
Common Stock	14,960	—	14,960
Class B Common Stock	684	11,212	11,896
Additional Paid-In Capital	335,376,932	77,479,573	412,856,505
Retained Deficit	(324,853,173)	6,129,057	(318,724,116)
Total CorEnergy Equity	10,539,403	83,619,842	94,159,245
Non-controlling interest(4)	124,196,254	(124,196,254)	—
Total Stockholders' Equity	$264,261,332	$(1,251,082)	$263,010,250

Total Capitalization	$476,968,768		$475,717,686

Shares Outstanding
Common Stock	14,960,628	—	14,960,628
Class B Common Stock	683,761	11,212,300	11,896,061
Total Shares Outstanding	15,644,389	11,212,300	26,856,689

Book Value per Share of Common Stock and Class B Common Stock	$0.67		$3.51
(1) The non-controlling interest reflects the Grier Members' equity consideration for the A-1, A-2 and A-3 Units representing a 50.62% equity ownership interest in Crimson. Subject to CPUC regulatory approval, these units are convertible into certain CorEnergy securities, at the option of the holder, as illustrated in the prospective adjustments above.
(2) The prospective adjustments reflect the Grier Members' exchange of the non-controlling interest presently represented by their A-1, A-2 and A-3 Units into depositary shares representing Series A Preferred Stock for the A-1 Units and Class B Common Stock both A-2 and A-3 Units. On June 29, 2021, shareholders approved the conversion of the Series B Preferred into Class B Common Stock. Such exchanges are subject to receiving CPUC approval. Further, we do not expect the holders to exercise their exchange rights all at once due to the income tax consequences arising from such exchanges. We cannot predict when the holders will elect to exchange or if they will elect to exchange at all. Refer to Part I, Item 1, Note 14 ("Stockholders' Equity") for further details on the non-controlling interest.

(3) Long-term debt is presented net of discount and deferred financing costs.
(4) In the quarterly 2021 filings, the noncontrolling interest was revalued at then current market values for the prospective column. However, in this filing the value of the noncontrolling interest was held constant at the current book value.
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

Table of Contents	Glossary of Defined Terms

A discussion of our critical accounting estimates is presented under the heading "Critical Accounting Estimates" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021, as previously filed with the SEC. No material modifications have been made to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of March 31, 2022, we had long-term debt (net of current maturities) with a carrying value of $186.7 million, all of which represents fixed-rate debt under the Crimson Credit Facility and the 5.875% Convertible Senior Notes due 2025. Borrowings under our Crimson Revolver are variable-rate, based on a LIBOR pricing spread and subject to interest rate re-sets that generally range from one day to approximately one month. As of March 31, 2022, we had $26.0 million in borrowings under our Crimson Revolver.
Borrowings under the Crimson Credit Facility are variable-rate based on either (a) LIBOR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a pricing spread. As of March 31, 2022, the interest rate for the Crimson Credit Facility was set at LIBOR plus the top level of the spread of 400 basis points resulting in an interest rate of 4.21%. The applicable spread for each interest rate is redetermined quarterly based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current LIBOR rates would have resulted in an initial interest rate of 5.21% or 3.21%, respectively, for the Crimson Credit Facility. Under the Crimson Credit Facility, a 100 basis point increase or decrease in the current LIBOR rate would have resulted in an approximately $249 thousand increase or decrease in interest expense for the three months ended March 31, 2022.
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
Certain of Crimson's transportation agreements and tariffs for crude oil shipments also include a PLA. As is common in the pipeline transportation industry, Crimson earns a very small percentage of the crude oil transported, deemed earned PLA oil inventory, which it can then sell. The realized PLA volume earned and available for sale is net of differences in measurement and actual volumes gained or lost. This allowance oil revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of March 31, 2022, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the heading "Crimson Legal Proceedings" in Note 11 ("Commitments And Contingencies") to our consolidated financial statements included in Part I of this Report is incorporated by reference into this Item 1.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended March 31, 2022. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We did not sell any securities during the quarter ended March 31, 2022 that were not registered under the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Table of Contents	Glossary of Defined Terms

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

3.1*	Third Amended and Restated Bylaws, as Amended effective March 10, 2022.
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

Table of Contents	Glossary of Defined Terms

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
May 12, 2022

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
May 12, 2022