Form 10-Q
period 2022-06-30
CorEnergy Infrastructure Trust, Inc.
filed 2022-08-11
CIK 1347652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
 ___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes   ☐   No  ☒
As of August 4, 2022, the registrant had 15,060,857 shares of Common Stock outstanding and 683,761 shares of Class B Common Stock outstanding.

CorEnergy Infrastructure Trust, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022
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
The consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any other interim or annual period. For further information, refer to the consolidated financial statements and footnotes thereto included in the CorEnergy Infrastructure Trust, Inc. Annual Report on Form 10-K, for the year ended December 31, 2021.

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
Cox Oil: Cox Oil, LLC.
CPI: Consumer Price Index.
CPUC: California Public Utility Commission.
Crimson: Crimson Midstream Holdings, LLC, the indirect owner of CPUC regulated crude oil pipeline companies, of which the Company owns a 49.50 percent voting interest effective February 1, 2021.
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
Crimson Midstream Operating: Crimson Midstream Operating, LLC, a wholly-owned subsidiary of Crimson and a co-borrower under the Crimson Credit Facility and direct owner of CPUC regulated crude oil pipeline companies.
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

Table of Contents	GLOSSARY OF DEFINED TERMS (Continued from previous page)
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
Omnibus Equity Incentive Plan: an equity incentive plan approved by CorEnergy Stockholders on May 25, 2022, to attract and retain the types of Employees, Consultants and Directors who will contribute to the Company’s long range success, provide incentives that align the interests of Employees, Consultants and Directors with those of the shareholders of the Company, and promote the success of the Company’s business.
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
•risks associated with the receipt of CPUC approval for the Company to obtain operational control and majority ownership over Crimson's CPUC regulated pipeline assets;
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
•dependence by us on key customers for significant revenues, and the risk of defaults by any such customers;

Table of Contents	Glossary of Defined Terms

•our customers' ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;
•the continued availability of third-party pipelines, railroads or other facilities interconnected with certain of our infrastructure assets;
•risks associated with owning, operating or financing properties for which our customers' or our operations may be impacted by extreme weather patterns and other natural phenomena;
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
•the loss of crude oil volumes on pipelines indirectly owned by Crimson due to lower than expected oil production in California or changes in customer shipping practices.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Property and equipment, net of accumulated depreciation of $44,870,127 and $37,022,035 (Crimson VIE*: $335,765,423, and $338,452,392, respectively)	$437,328,908	$441,430,193
Leased property, net of accumulated depreciation of $278,838 and $258,207	1,247,189	1,267,821
Financing notes and related accrued interest receivable, net of reserve of $600,000 and $600,000	950,034	1,036,660
Cash and cash equivalents (Crimson VIE: $501,055 and $1,870,000, respectively)	17,750,255	12,496,478
Accounts and other receivables (Crimson VIE: $8,577,791 and $11,291,749, respectively)	12,571,130	15,367,389
Due from affiliated companies (Crimson VIE: $231,105 and $676,825, respectively)	231,105	676,825
Deferred costs, net of accumulated amortization of $536,197 and $345,775	606,150	796,572
Inventory (Crimson VIE: $4,387,216 and $3,839,865, respectively)	4,540,818	3,953,523
Prepaid expenses and other assets (Crimson VIE: $3,931,105 and $5,004,566, respectively)	7,240,815	9,075,043
Operating right-of-use assets (Crimson VIE: $5,057,314 and $5,647,631, respectively)	5,374,148	6,075,939
Deferred tax asset, net	113,625	206,285
Goodwill	16,210,020	16,210,020
Total Assets	$504,164,197	$508,592,748
Liabilities and Equity
Secured credit facilities, net of deferred financing costs of $970,395 and $1,275,244	$96,029,605	$99,724,756
Unsecured convertible senior notes, net of discount and debt issuance costs of $2,055,320 and $2,384,170	115,994,680	115,665,830
Accounts payable and other accrued liabilities (Crimson VIE: $8,596,936 and $9,743,904, respectively)	17,399,201	17,036,064
Income tax payable	305,205	—
Due to affiliated companies (Crimson VIE: $343,105 and $648,316, respectively)	343,105	648,316
Operating lease liability (Crimson VIE: $4,849,887 and $5,647,036, respectively)	5,138,409	6,046,657
Unearned revenue (Crimson VIE $205,790 and $199,405, respectively)	6,120,397	5,839,602
Total Liabilities	$241,330,602	$244,961,225
Commitments and Contingencies (Note 10)
Equity
Series A Cumulative Redeemable Preferred Stock 7.375%, $129,525,675 and $129,525,675 liquidation preference ($2,500 per share, $0.001 par value), 10,000,000 authorized; 51,810 and 51,810 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$129,525,675	$129,525,675
Common stock, non-convertible, $0.001 par value; 15,060,857 and 14,893,184 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (100,000,000 shares authorized)	15,060	14,893
Class B Common Stock, $0.001 par value; 683,761 and 683,761 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (11,896,100 shares authorized)	684	684
Additional paid-in capital	332,588,181	338,302,735
Retained deficit	(323,649,718)	(327,157,636)
Total CorEnergy Equity	138,479,882	140,686,351
Non-controlling interest (Crimson)	124,353,713	122,945,172
Total Equity	262,833,595	263,631,523
Total Liabilities and Equity	$504,164,197	$508,592,748
*Variable Interest Entity (VIE) (Note 15)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Transportation and distribution	$28,112,834	$28,100,343	$57,874,188	$49,395,482
Pipeline loss allowance subsequent sales	3,074,436	2,915,533	5,806,199	3,991,255
Lease	30,825	701,525	65,050	1,176,000
Other	303,341	579,177	648,350	774,339
Total Revenue	31,521,436	32,296,578	64,393,787	55,337,076
Expenses
Transportation and distribution	14,263,677	15,363,410	28,209,520	25,706,007
Pipeline loss allowance subsequent sales cost of revenue	2,438,987	2,223,646	4,631,636	3,172,502
General and administrative	5,276,363	5,381,654	10,419,228	15,218,447
Depreciation, amortization and ARO accretion	3,992,314	3,748,453	7,968,981	6,646,783
Loss on impairment and disposal of leased property	—	—	—	5,811,779
Loss on termination of lease	—	—	—	165,644
Total Expenses	25,971,341	26,717,163	51,229,365	56,721,162
Operating Income (loss)	5,550,095	5,579,415	$13,164,422	$(1,384,086)
Other Income (expense)
Other income	136,023	299,293	$256,565	$362,819
Interest expense	(3,342,906)	(3,295,703)	(6,489,761)	(6,226,710)
Loss on extinguishment of debt	—	—	—	(861,814)
Total Other Expense	(3,206,883)	(2,996,410)	(6,233,196)	(6,725,705)
Income (Loss) before income taxes	2,343,212	2,583,005	6,931,226	(8,109,791)
Taxes
Current tax expense	156,877	20,374	307,921	48,241
Deferred tax expense	16,209	135,222	88,422	108,822
Income tax expense, net	173,086	155,596	396,343	157,063
Net Income (loss)	2,170,126	2,427,409	6,534,883	(8,266,854)
Less: Net income attributable to non-controlling interest	966,671	2,014,870	3,026,965	3,620,178
Net income (loss) attributable to CorEnergy	$1,203,455	$412,539	$3,507,918	$(11,887,032)
Preferred stock dividends	2,388,130	2,309,672	4,776,260	4,619,344
Net loss attributable to Common Stockholders	$(1,184,675)	$(1,897,133)	$(1,268,342)	$(16,506,376)

Net Loss Per Common Share:
Basic	$(0.08)	$(0.14)	$(0.08)	$(1.21)
Diluted	$(0.08)	$(0.14)	$(0.08)	$(1.21)
Weighted Average Shares of Common Stock Outstanding:
Basic	15,673,703	13,659,667	15,637,515	13,655,617
Diluted	15,673,703	13,659,667	15,637,515	13,655,617
Dividends declared per common share	$0.050	$0.050	$0.100	$0.100
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(327,157,636)	$122,945,172	$263,631,523
Net income	—	—	—	—	—	—	2,304,463	2,060,294	4,364,757
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common stock dividends	—	—	—	—	—	(744,659)	—	—	(744,659)
Reinvestment of dividends paid to common stockholders	—	67,444	67	—	—	206,986	—	—	207,053
Crimson cash dividends on A-1 units	—	—	—	—	—	—	—	(809,212)	(809,212)
Balance at March 31, 2022 (Unaudited)	$129,525,675	14,960,628	$14,960	683,761	$684	$335,376,932	$(324,853,173)	$124,196,254	$264,261,332
Net income	—	—	—	—	—	—	1,203,455	966,671	2,170,126
Series A preferred stock dividends	—	—	—	—	—	(2,388,130)	—	—	(2,388,130)
Common stock dividends	—	—	—	—	—	(748,031)	—	—	(748,031)
Reinvestment of dividends paid to common stockholders	—	69,312	69	—	—	196,082	—	—	196,151
Crimson cash distribution on A-1 Units	—	—	—	—	—	—	—	(809,212)	(809,212)
Stock-based compensation	—	30,917	31	—	—	151,328	—	—	151,359
Balance at June 30, 2022 (Unaudited)	129,525,675	15,060,857	$15,060	683,761	$684	$332,588,181	$(323,649,718)	$124,353,713	$262,833,595

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	$129,525,675	14,893,184	$14,893	683,761	$684	$338,302,735	$(327,157,636)	$122,945,172	$263,631,523
Net income	—	—	—	—	—	—	3,507,918	3,026,965	6,534,883
Series A preferred stock dividends	—	—	—	—	—	(4,776,260)	—	—	(4,776,260)
Common stock dividends	—	—	—	—	—	(1,492,690)	—	—	(1,492,690)
Reinvestment of dividends paid to common stockholders	—	136,756	136	—	—	403,068	—	—	403,204
Crimson cash dividends on A-1 units	—	—	—	—	—	—	—	(1,618,424)	(1,618,424)
Stock-based Compensation	—	30,917	31	—	—	151,328	—	—	151,359
Balance at June 30, 2022 (Unaudited)	129,525,675	15,060,857	15,060	683,761	684	332,588,181	(323,649,718)	124,353,713	262,833,595
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount
Balance at December 31, 2020	$125,270,350	13,651,521	$13,652	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	(12,299,571)	1,605,308	$(10,694,263)
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	$(2,309,672)
Common Stock dividends	—	—	—	(682,576)	—	—	$(682,576)
Equity attributable to non-controlling interest (Note 3)	—	—	—	—	—	115,323,036	$115,323,036
Balance at March 31, 2021 (Unaudited)	$125,270,350	13,651,521	$13,652	$336,750,132	$(327,926,126)	$116,928,344	$251,036,352
Net income	—	—	—	—	412,539	2,014,870	2,427,409
Series A preferred stock dividends	—	—	—	(2,309,672)	—	—	(2,309,672)
Common Stock dividends	—	—	—	(682,576)	—	—	(682,576)
Reinvestment of dividends paid to common stockholders	—	21,805	21	132,774	—	—	132,795
Crimson cash distribution on A-1 Units	—	—	—	—	—	(604,951)	(604,951)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	(406,000)	(406,000)
Equity attributable to non-controlling interest	—	—	—	—	—	1,288,726	1,288,726
Balance at June 30, 2021 (Unaudited)	$125,270,350	13,673,326	$13,673	$333,890,658	$(327,513,587)	$119,220,989	$250,882,083

	Series A Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Non-controlling Interest	Total
	Amount	Shares	Amount
Balance at December 31, 2020	$125,270,350	13,651,521	$13,652	$339,742,380	$(315,626,555)	$—	$149,399,827
Net income (loss)	—	—	—	—	(11,887,032)	3,620,178	(8,266,854)
Series A preferred stock dividends	—	—	—	(4,619,344)	—	—	(4,619,344)
Common Stock dividends	—	—	—	(1,365,152)	—	—	(1,365,152)
Reinvestment of dividends paid to common stockholders	—	21,805	21	132,774	—	—	132,795
Crimson cash distribution on A-1 Units	—	—	—	—	—	(604,951)	(604,951)
Crimson A-2 Units dividends payment in kind	—	—	—	—	—	(406,000)	(406,000)
Equity attributable to non-controlling interest	—	—	—	—	—	116,611,762	116,611,762
Balance at June 30, 2021 (Unaudited)	$125,270,350	13,673,326	$13,673	$333,890,658	$(327,513,587)	$119,220,989	$250,882,083
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

CorEnergy Infrastructure Trust, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Operating Activities
Net income (loss)	$6,534,883	$(8,266,854)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax, net	88,422	108,822
Depreciation, amortization and ARO accretion	8,793,101	7,427,544
Loss on impairment and disposal of leased property	—	5,811,779
Loss on termination of lease	—	165,644
Loss on extinguishment of debt	—	861,814
Gain on sale of equipment	(22,678)	—
Stock-based compensation	151,359	—
Changes in assets and liabilities:
Accounts and other receivables	1,024,635	541,580
Financing note accrued interest receivable	—	(9,926)
Inventory	(587,295)	144,113
Prepaid expenses and other assets	2,487,362	(2,349,299)
Due from affiliated companies, net	140,509	(184,030)
Management fee payable	—	(666,856)
Accounts payable and other accrued liabilities	363,137	1,740,265
Income tax liability	305,205	—
Operating lease liability	(908,248)	(673,516)
Unearned revenue	280,795	(292,738)
Net cash provided by operating activities	$18,651,187	$4,358,342
Investing Activities
Acquisition of Crimson Midstream Holdings, net of cash acquired	—	(69,002,053)
Purchases of property and equipment	(4,141,485)	(9,275,334)
Proceeds from reimbursable projects	2,103,544	—
Proceeds from sale of property and equipment	38,075	79,600
Proceeds from insurance recovery	—	60,153
Principal payment on financing note receivable	86,626	70,417
Net cash used in investing activities	$(1,913,240)	$(78,067,217)
Financing Activities
Debt financing costs	—	(2,735,922)
Dividends paid on Series A preferred stock	(4,776,260)	(4,619,344)
Dividends paid on Common Stock	(1,492,690)	(1,232,357)
Reinvestment of Dividends Paid to Common Stockholders	403,204	—
Distributions to non-controlling interest	(1,618,424)	(604,951)

Table of Contents	Glossary of Defined Terms

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Advances on revolving line of credit	4,000,000	8,000,000
Payments on revolving line of credit	(4,000,000)	(7,000,000)
Principal payments on Crimson secured credit facility	(4,000,000)	—
Net cash used in financing activities	$(11,484,170)	$(8,192,574)
Net change in Cash and Cash Equivalents	$5,253,777	$(81,901,449)
Cash and Cash Equivalents at beginning of period	12,496,478	99,596,907
Cash and Cash Equivalents at end of period	$17,750,255	$17,695,458

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,999,845	$5,750,876
Income taxes paid (net of refunds)	(12,055)	(1,286)

Non-Cash Investing Activities
In-kind consideration for the Grand Isle Gathering System provided as partial consideration for the Crimson Midstream Holdings acquisition	$—	$48,873,169
Crimson Credit Facility assumed and refinanced in connection with the Crimson Midstream Holdings acquisition	—	105,000,000
Equity consideration attributable to non-controlling interest holder in connection with the Crimson Midstream Holdings acquisition	—	116,205,762
Purchases of property, plant and equipment in accounts payable and other accrued liabilities	771,180	386,009

Non-Cash Financing Activities
Change in accounts payable and accrued expenses related to debt financing costs	$—	$235,198
Crimson A-2 Units dividends payment-in-kind	—	406,000
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Glossary of Defined Terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2022
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
Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other interim or annual period. These consolidated financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read in conjunction with CorEnergy's Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on March 14, 2022 (the "2021 CorEnergy 10-K").
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June of 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" ("ASU 2016-13"), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses ("CECL model"), will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for certain entities. Based on the guidance for smaller reporting companies, the effective date of ASU 2016-13 and related codification improvements is deferred for the Company until fiscal year 2023 with early adoption permitted, and the Company has elected to defer adoption of this standard.

Table of Contents	Glossary of Defined Terms

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

Simultaneously, Crimson, the Company, and the Grier Members entered into the Third Amended and Restated Limited Liability Company Agreement ("Third LLC Agreement”) of Crimson. Pursuant to the terms of the Third LLC Agreement, the Grier Members' outstanding membership interests in Crimson were exchanged for 1,613,202 Class A-1 Units of Crimson, 2,436,000 Class A-2 Units of Crimson and 2,450,142 Class A-3 Units of Crimson, which, as described in Note 13 ("Stockholders' Equity"), may eventually be exchangeable for shares of the Company's common and preferred stock. The Company received 10,000 Class B-1 Units, which represent the Company's economic interest in Crimson. The Class A-1 Units issued were subject to a final working capital adjustment. Additionally, 495,000 Class C-1 Units (representing 49.50 percent of the voting interests under the Third LLC Agreement) were issued to the Company in exchange for the former Class C Units acquired from Carlyle and 505,000 Class C-1 Units (representing 50.50 percent of the voting interests under the Third LLC Agreement) were issued to the Grier Members, in exchange for the Class C Units held by the Grier Members prior to the Crimson Transaction.
In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455. This resulted in an additional 37,043 Class A-1 Units being issued to the Grier Members for their 50.50 percent ownership interest and $907,728 of additional cash being paid for the 49.50 percent ownership interest CorEnergy purchased. The newly issued units resulted in an increase in the aggregate value of non-controlling interest of $882,726 and increased the Grier Members' total Class A-1 Units to 1,650,245. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of June 30, 2022.

Table of Contents	Glossary of Defined Terms

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

Crimson Midstream Holdings, LLC
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

Table of Contents	Glossary of Defined Terms

inputs include a discount rate of 11.88 percent for the A-1 Units and 11.75 percent for the A-3 Units. The valuation for the A-2 Units assumed stockholder approval would be received to exchange the A-2 Units to Class B Common Stock instead of Series B Preferred Stock. Therefore, the valuation mirrors the assumptions utilized for the A-3 Units.
During the six months ended June 30, 2021, the Company incurred transaction costs and financing costs at closing of approximately $2.0 million and $2.8 million, respectively. The Company also incurred due diligence costs and other financing costs of $785 thousand and $235 thousand, respectively, for the six months ended June 30, 2021. Transaction and due diligence costs are recorded in general and administrative expenses in the Consolidated Statements of Operation. Financing costs were capitalized as deferred debt issuance costs in the Consolidated Balance Sheet.
Pro Forma Results of Operations (Unaudited)
The following selected comparative unaudited pro forma revenue information for the six months ended June 30, 2021 assumes that the Crimson acquisition occurred at the beginning of 2021, and reflects the full results for the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company's accounting policies. The Company has excluded pro forma information related to net earnings (loss) as it is impracticable to provide the information as Crimson was part of a larger entity that was separated via a common control transfer at the closing of the Crimson Transaction. As a result, quarterly financial information has not been carved-out for the Crimson entities acquired in prior quarterly periods.

Pro Forma Six Months Ended
June 30, 2021
Revenues	$64,125,099
Corridor InfraTrust Management, LLC
On July 6, 2021, the Company consummated the internalization of the Company’s management company (the “Internalization”) pursuant to the Contribution Agreement, dated as of February 4, 2021 (the Contribution Agreement”), by and among the Company and the Contributors. Pursuant to the Contribution Agreement and following approval by the Company’s stockholders, the Company, acquired Corridor, which owns the assets previously used by Corridor in its performance of the management functions previously provided to the Company. Upon closing of the Internalization, the Company became an internally managed real estate investment trust. As an internally managed company, the Company no longer pays the former Manager any fees or expense reimbursements arising from the Management Agreement but rather incurs the former Manager's direct employee compensation and office related expenses.
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
The acquisition is a business combination in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including a valuation assessment. The following is a summary of the final allocation of the purchase price:

Table of Contents	Glossary of Defined Terms

Corridor InfraTrust Management, LLC
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
Crude Oil and Natural Gas Transportation and Distribution
Under the Company's (i) crude oil and natural gas transportation, (ii) natural gas supply and (iii) natural gas distribution performance obligations, the customer simultaneously receives and consumes the benefit of the services as the commodity is delivered. Therefore, the transaction price is allocated proportionally over the series of identical performance obligations with each contract, and the Company satisfies performance obligations over time as transportation and distribution services are performed. The transaction price is calculated based on (i) index price, plus a contractual markup in the case of natural gas supply agreements (considered variable due to fluctuations in the index), (ii) CPUC and FERC regulated rates or negotiated rates in the case of transportation agreements and (iii) contracted amounts (with annual CPI escalators) in the case of the Company's distribution agreement.
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

Table of Contents	Glossary of Defined Terms

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
The table below summarizes the Company's contract liability balance related to its transportation and distribution revenue contracts as of June 30, 2022:

	Contract Liability(1)
	June 30, 2022	December 31, 2021
Beginning Balance January 1	$5,339,364	$6,104,979
Unrecognized Performance Obligations	1,053,023	199,405
Recognized Performance Obligations	(292,737)	(965,020)
Ending Balance	$6,099,650	$5,339,364
(1) The contract liability balance is included in unearned revenue in the Consolidated Balance Sheets.
The Company's contract asset balance was $10 thousand and $40 thousand as of June 30, 2022 and December 31, 2021, respectively. The Company also recognized deferred contract costs related to incremental costs to obtain a transportation performance obligation contract, which are amortized on a straight-line basis over the remaining term of the contract. As of June 30, 2022, the remaining unamortized deferred contract costs balance was approximately $805 thousand. The contract asset and deferred contract costs balances are included in prepaid expenses and other assets in the Consolidated Balance Sheets.
The following is a breakout of the Company's transportation and distribution revenue for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended				For the Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Crude oil transportation revenue	$22,582,970	80.3%	$22,955,068	81.7%	$46,712,334	80.7%	$38,559,294	78.3%
Natural gas transportation revenue	4,077,445	14.5%	3,620,569	12.9%	8,138,721	14.1%	7,426,793	14.9%
Natural gas distribution revenue	1,236,261	4.4%	1,185,375	4.2%	2,434,166	4.2%	2,384,188	4.8%
Other	216,158	0.8%	339,331	1.2%	588,967	1.0%	1,025,207	2.0%
Total	$28,112,834	100.0%	28,100,343	100.0%	57,874,188	100.0%	49,395,482	100.0%
5. LEASED PROPERTIES AND LEASES
LESSOR - LEASED PROPERTIES
Prior to 2021, the Company primarily acquired midstream and downstream assets in the U.S. energy sector such as pipelines, storage terminals, and gas and electric distribution systems and, historically, leased many of these assets to operators under triple-net leases. The Company divested all of its material leased assets including GIGS on February 4, 2021 as described further below.
Sale and Impairment of the Grand Isle Gathering System
As discussed in Note 3 ("Acquisitions"), on February 4, 2021, the Company contributed the GIGS asset as partial consideration for the acquisition of its interest in Crimson resulting in its disposal, along with the asset retirement obligation (collectively, the "GIGS Disposal Group"), which was assumed by the sellers. Upon meeting the held for sale criteria in mid-January 2021, the Company ceased recording depreciation on the GIGS asset. The GIGS asset had a carrying value of $63.5 million and the asset retirement obligation had a carrying value of $8.8 million, or a net carrying value of $54.7 million for the GIGS Disposal Group. The GIGS asset had a fair value of approximately $48.9 million at the time of disposal, which was determined by a discounted cash flow model and utilized the forecast of a market participant and their expected operation of the asset. The fair value measurement is also based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs include a discount rate of 11.75 percent. The contribution of the GIGS Disposal Group resulted in a loss on impairment and disposal of leased property of $5.8 million in the Consolidated Statements of Operations in the six months ended June 30, 2021.
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

Table of Contents	Glossary of Defined Terms

Lease Agreement resulted in the write-off of deferred lease costs of $166 thousand, which is recorded as a loss on termination of lease in the Consolidated Statements of Operations for the six months ended June 30, 2021.
LESSEE - LEASED PROPERTIES
The Company and its subsidiaries currently lease land, corporate office space and single-use office space. During 2021, the Company acquired additional right-of-use assets and operating lease liabilities with the Crimson Transaction and with the Internalization. Additionally, the Company signed a new lease for the Denver corporate office. The Company's leases are classified as operating leases and presented as operating right-of-use asset and operating lease liability on the Consolidated Balance Sheet. The Company recognizes lease expense in the Consolidated Statements of Operations on a straight-line basis over the remaining lease term. The Company noted the following information regarding its operating leases for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease cost:
Operating lease cost	$446,601	$357,461	$893,202	$598,643
Short term lease cost	—	101,771	—	203,785
Total Lease Cost	$446,601	$459,232	$893,202	$802,428
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$341,185	$246,807	$1,100,034	$833,288
Variable lease costs were immaterial for the three and six months ended June 30, 2022 and 2021.
The following table reflects the weighted average lease term and discount rate for leases in which the Company is a lessee:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term - operating leases (in years)	10.3	10.0
Weighted-average discount rate - operating leases	7.20%	7.04%
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
Four Wood Financing Note Receivable
On August 10, 2021, the terms of the Compass REIT Loan were amended (i) to extend the maturity date from November 30, 2024 to July 31, 2026 and (ii) to reduce payments to $24 thousand per month through the maturity date beginning as of August 31, 2021. Additionally, the amended Compass REIT Loan will continue to accrue interest at an annual rate of 12.0 percent. As of June 30, 2022 and December 31, 2021, the Compass REIT Loan was valued at $950 thousand, and $1.0 million, respectively.

Table of Contents	Glossary of Defined Terms

7. INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of June 30, 2022 and December 31, 2021, are as follows:

Deferred Tax Assets and Liabilities
	June 30, 2022	December 31, 2021
Deferred Tax Assets:
Deferred contract revenue	$1,309,765	$1,333,510
Net operating loss carryforwards	6,772,520	6,929,821
Capital loss carryforward	92,418	92,418
Other	367	366
Sub-total	$8,175,070	$8,356,115
Valuation allowance	(3,487,723)	(3,891,342)
Sub-total	$4,687,347	$4,464,773
Deferred Tax Liabilities:
Cost recovery of leased and fixed assets	$(4,493,994)	$(4,187,621)
Other	(79,728)	(70,867)
Sub-total	$(4,573,722)	$(4,258,488)
Total net deferred tax asset	$113,625	$206,285
As of June 30, 2022, the total deferred tax assets and liabilities presented above relate to the Company's taxable REIT subsidiaries ("TRSs"). The Company recognizes the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained upon examination by the tax authorities based on the technical merits of the tax position. The Company's policy is to record interest and penalties on uncertain tax positions as part of tax expense. As of June 30, 2022, the Company had no uncertain tax positions. Tax years beginning with the year ended December 31, 2018 remain open to examination by federal and state tax authorities.
As of June 30, 2022 and December 31, 2021, the TRSs had cumulative net operating loss carryforwards ("NOL") of $28.1 million and $28.7 million, respectively. As of both June 30, 2022 and December 31, 2021, net operating losses of $25.5 million, that were generated during the years ended December 31, 2021, 2020, 2019, and 2018 may be carried forward indefinitely, subject to limitation. Net operating losses generated for years prior to December 31, 2018 may be carried forward for 20 years.
Management assessed the available evidence and determined that it is more likely than not that the capital loss carryforward will not be utilized prior to expiration. Due to the uncertainty of realizing this deferred tax asset, a valuation allowance of $92 thousand was recorded equal to the amount of the tax benefit of this carryforward at June 30, 2022 and December 31, 2021. Additionally, the Company determined that certain of the federal and state net operating losses would not be utilized prior to their utilization. Due to the uncertainty of realizing these deferred tax assets, a valuation allowance of $3.4 million was recorded as of June 30, 2022 and $3.8 million as of December 31, 2021. In the future, if the Company concludes, based on existence of sufficient evidence, that it should realize more or less of the deferred tax assets, the valuation allowance will be adjusted accordingly in the period such conclusion is made.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year and any discrete adjustments. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes, and future business acquisitions or divestitures. The taxable subsidiaries’ effective tax rates were 12.6 percent and 28.2 percent for the six months ended June 30, 2022 and 2021, respectively.

Table of Contents	Glossary of Defined Terms

The components of income tax expense include the following for the periods presented:

Components of Income Tax Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Current tax expense
Federal	$104,579	$15,420	$210,147	$38,160
State (net of federal tax expense)	52,298	4,954	97,774	10,081
Total current tax expense	$156,877	$20,374	$307,921	$48,241
Deferred tax expense
Federal	$13,358	$112,167	$72,782	$90,084
State (net of federal tax expense)	2,851	23,055	15,640	18,738
Total deferred tax expense	$16,209	$135,222	$88,422	$108,822
Total income tax expense, net	$173,086	$155,596	$396,343	$157,063
8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Property and Equipment
	June 30, 2022	December 31, 2021
Land	$24,989,784	$24,989,784
Crude oil pipelines	182,094,747	180,663,147
Natural gas pipeline	105,050,920	104,847,405
Right-of-way agreements	85,456,374	85,451,574
Pipeline related facilities	41,367,716	39,995,865
Tanks	31,236,118	30,679,194
Vehicles, trailers and other equipment	2,003,200	1,840,609
Office equipment and computers	1,433,089	1,403,090
Construction work in progress	$8,567,087	$8,581,560
Gross property and equipment	$482,199,035	$478,452,228
Less: accumulated depreciation	(44,870,127)	(37,022,035)
Net property and equipment	$437,328,908	$441,430,193
Depreciation expense was $4.0 million and $7.9 million for the three and six months ended June 30, 2022, respectively. Depreciation expense was $3.7 million and $6.4 million for the three and six months ended June 30, 2021, respectively.
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
Fees incurred under the Management Agreement for the three and six months ended June 30, 2021 were $914 thousand and $2.8 million, respectfully, For the three months ended June 30, 2021, the fees all related to reimbursement of Corridor employee compensation and office related expenses under the First Amendment. For the six months ended June 30, 2021, the fees incurred consisted of (i) $321 thousand for January 2021 management fees, (ii) $1.0 million related to a transaction bonus outlined in the Contribution Agreement, and (iii) $1.5 million for reimbursement of Corridor employee compensation and office related expenses under the First Amendment. The Company also reimbursed Corridor for approximately $50 thousand in legal fees incurred in connection with the Internalization and paid investment advisors $1.9 million in connection with the execution of the Contribution Agreement. Fees incurred under the Management Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
Prior to the closing of the Internalization, the Company paid its administrator, Corridor, pursuant to an Administrative Agreement. Fees incurred under the Administrative Agreement for the three and six months ended June 30, 2021 were $0 and $13 thousand. Fees incurred under the Administrative Agreement are reported in the general and administrative line item on the Consolidated Statements of Operations.
10. COMMITMENTS AND CONTINGENCIES
Crimson Legal Proceedings
On October 30, 2014, the owner of a property on which Crimson built a valve access vault filed an action against Crimson, claiming that Crimson's pre-existing pipeline easement did not authorize the construction of the vault. Crimson responded by filing a condemnation action on October 26, 2015 to acquire new easements for the vault and related pipeline, and the cases were consolidated into one action, Crimson California Pipeline L.P. v. Noarus Properties, Inc.; and Does 1 through 99, Case No. BC598951, in the Los Angeles Superior Court-Central District. On May 26, 2022, the Noarus Properties case was settled through court-ordered mediation.
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
Financing Notes Receivable — The financing notes receivable are valued on a non-recurring basis. The financing notes receivable are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Financing notes with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated net realizable value. Estimates of realizable value are determined based on unobservable inputs, including estimates of future cash flow generation and value of collateral underlying the notes. The carrying value of financing notes receivable approximates fair value.

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

Carrying and Fair Value Amounts
	Level within fair value hierarchy	June 30, 2022		December 31, 2021
		Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
5.875% Unsecured Convertible Senior Notes	Level 2	$115,994,680	$87,947,250	$115,665,830	$111,144,075
(1) The carrying value of debt balances are presented net of unamortized original issuance discount and debt issuance costs.
12. DEBT
The following is a summary of the Company's debt facilities and balances as of June 30, 2022 and December 31, 2021:

	Total Commitment or Original Principal	Quarterly Principal Payments		June 30, 2022		December 31, 2021
			Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Crimson Secured Credit Facility:
Crimson Revolver	$50,000,000	$—	2/4/2024	$27,000,000	5.35%	$27,000,000	4.11%
Crimson Term Loan	80,000,000	2,000,000	2/4/2024	70,000,000	5.58%	74,000,000	4.10%
Crimson Uncommitted Incremental Credit Facility	25,000,000	—	2/4/2024	—	—%	—	—%
5.875% Unsecured Convertible Senior Notes	120,000,000	—	8/15/2025	118,050,000	5.875%	118,050,000	5.875%
Total Debt				$215,050,000		$219,050,000
Less:
Unamortized deferred financing costs on 5.875% Convertible Senior Notes				$260,223		$301,859
Unamortized discount on 5.875% Convertible Senior Notes				1,795,097		2,082,311
Unamortized deferred financing costs on Crimson Secured Credit Facility (1)				970,395		1,275,244
Total Debt, net of deferred financing costs				$212,024,285		$215,390,586
Debt due within one year				$8,000,000		$8,000,000
(1) Unamortized deferred financing costs related to the Company's revolving credit facilities are included in Deferred Costs in the Assets section of the Consolidated Balance Sheets. Refer to the "Deferred Financing Costs" paragraph below.

Table of Contents	Glossary of Defined Terms

Crimson Credit Facility Contractual Payments
The remaining contractual principal payments as of June 30, 2022 under the Crimson Credit Facility are as follows:

Year	Crimson Term Loan	Crimson Revolver	Total
2022	$4,000,000	$—	$4,000,000
2023	8,000,000	—	8,000,000
2024	58,000,000	27,000,000	85,000,000
Total Remaining Contractual Payments	$70,000,000	$27,000,000	$97,000,000
Subsequent to June 30, 2022, Crimson Midstream Operating and Corridor MoGas, Inc. borrowed an additional $2.0 million under the Crimson Revolver on July 7, 2022.
Deferred Financing Costs
A summary of deferred financing cost amortization expenses for the three and six months ended June 30, 2022 and 2021 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Crimson Credit Facility	$247,635	$247,635	$495,270	$404,034
CorEnergy Credit Facility	—	—	$—	$47,879
Total Deferred Debt Cost Amortization Expense (1)(2)	$247,635	$247,635	$495,270	$451,913
(1) Amortization of deferred debt issuance costs is included in interest expense in the Consolidated Statements of Operations.
(2) For the amount of deferred debt cost amortization relating to the convertible notes included in the Consolidated Statements of Operations, refer to the Convertible Note Interest Expense table below.
Convertible Debt Interest Expense
The following is a summary of the impact of convertible notes on interest expense for the three and six months ended June 30, 2022 and 2021:

Convertible Note Interest Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
5.875% Convertible Notes:
Interest Expense	$1,733,859	$1,733,859	$3,467,718	$3,467,718
Discount Amortization	143,607	143,607	287,214	287,214
Deferred Debt Issuance Amortization	20,818	20,818	41,636	41,636
Total 5.875% Convertible Note Interest Expense	$1,898,284	$1,898,284	$3,796,568	$3,796,568
Including the impact of the convertible debt discount and related deferred debt issuance costs, the effective interest rate on the 5.875% Convertible Notes is approximately 6.4 percent for each of the three and six months ended June 30, 2022 and 2021, respectively.
13. STOCKHOLDERS' EQUITY
STOCK-BASED COMPENSATION
On May 25, 2022, the Stockholders of the Company approved the Omnibus Equity Incentive Plan ("Omnibus Plan") (3,000,000 shares of Common Stock authorized) which will allow the Company to grant equity awards to our employees, non-employee directors, and consultants in our employ or service (or the employ or service of any parent, subsidiary or affiliate). Incentive compensation programs play a pivotal role in our effort to (i) attract and retain key personnel essential to our long- term growth and financial success, and (ii) align long term interests of recipients with our stockholders. Under the Omnibus Plan, awards

Table of Contents	Glossary of Defined Terms

may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock awards, cash-based awards and performance-based awards.
On May 26, 2022, the Company filed a Form S-8 registration statement with the SEC, pursuant to which it registered 3,000,000 shares of Common Stock for issuance under its Omnibus Equity Incentive Plan. As of June 30, 2022, the Company has issued 30,917 shares of Common Stock and 654,497 RSUs, to directors and certain of the Company’s employees, respectively, resulting in remaining availability of 2,314,586 shares of Common Stock.
Director Stock-Based Compensation
During the three months ended June 30, 2022, members of the CorEnergy Board of Directors were granted awards of 30,917 fully vested shares of Common Stock in the aggregate weighted average grant date fair value of $2.60 per share based on the closing price of CorEnergy's Common Stock on the grant dates.
The Company recognized approximately $81 thousand of expense in general and administrative expense during the three and six months ended June 30, 2022, in connection with these awards.
Restricted Stock Units
The Company’s Board of Directors approved awards of restricted stock units ("RSUs"), to certain of the Company’s employees under the Omnibus Plan. The Company granted RSU awards covering 654,497 shares of Common Stock to certain members of management. The number of awards granted to each employee is derived from the employee's bonus target and a 20-day volume weighted average price (VWAP) of CorEnergy's Common Stock with the number of RSUs fixed as of the grant date. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period for the entire award. Each RSU represents the right to receive one share of Common Stock at a future date. The RSUs vest over three years, with 1/3 vesting on March 15th each year. These RSUs will be settled within 30 days of vesting, and will accrue dividend equivalents over the vesting period which will be paid to the holder in cash or, at the discretion of the Compensation and Corporate Governance Committee of the Board, in the form of additional shares of Common Stock having a fair market value equal to the amount of such dividends upon vesting of the units. Forfeitures will be accounted for when they occur.
The following table represents the nonvested RSU activity for the three months ended June 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2022	—	$—
Granted	654,497	2.58
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2022	654,497	$2.58
Expected to vest as of June 30, 2022	654,497

As of June 30, 2022, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was $1.6 million. The weighted average period over which this remaining compensation expense is expected to be recognized is 2.7 years.

Table of Contents	Glossary of Defined Terms

The following table presents the director and restricted stock unit stock-based compensation expense:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative expense	$139,394	$—	$139,394	$—
Transportation and distribution expense	11,965	—	11,965	—
Total	$151,359	$—	$151,359	$—

NON-CONTROLLING INTEREST
As disclosed in Note 3 ("Acquisitions") as part of the Crimson Transaction, the Company and the Grier Members entered into the Third LLC Agreement of Crimson. No changes have occurred since December 31, 2021. Pursuant to the terms of the Third LLC Agreement, the Grier Members and the Company's interests in Crimson are summarized in the table below:

	As of June 30, 2022
	Grier Members	CorEnergy
	(in units, except as noted)
Economic ownership interests in Crimson Midstream Holdings, LLC
Class A-1 Units	1,650,245	—
Class A-2 Units	2,460,414	—
Class A-3 Units	2,450,142	—

Class B-1 Units	—	10,000

Summary of Economic Equity interests (%)	50.62%	49.38%

Voting ownership interests in Crimson Midstream Holdings, LLC
Class C-1 Units	505,000	495,000
Voting interests of C-1 Units (%)	50.50%	49.50%
In June 2021, the final working capital adjustment was made for the Crimson Transaction which resulted in an increase in the assets acquired of $1,790,455 (as further described above in Note 3 ("Acquisitions")). This resulted in 37,043 Class A-1 Units being issued to the Grier Members for their 50.50% equity ownership interest. The newly issued units resulted in an increase in non-controlling interest of $882,726. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of June 30, 2022.

After working capital adjustments, the fair value of the Grier Members' noncontrolling interest, which is represented by the A-1, A-2 and A-3 Units listed above, was $116.2 million, (as further described above in Note 3 ("Acquisitions")). As described further below, the A-1, A-2 and A-3 Units may eventually be exchanged for shares of the Company's Class B Common Stock and preferred stock subject to the approval of the CPUC ("CPUC Approval"), which is expected to occur in 2022. The A-1, A-2 and A-3 Units held by the Grier Members and the B-1 Units held by the Company represent economic interests in Crimson while the Class C-1 Units represent voting interests.
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
•Class A-2 units will become exchangeable for up to 8,762,158 shares of the Company's non-listed Class B Common Stock, and

Table of Contents	Glossary of Defined Terms

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
Prior to exchange of the Crimson Class A-1, A-2 and A-3 Units into corresponding CORR securities (and after giving effect to the changes to the CORR securities into which the Class A-1 and A-2 Units may be exchanged, as described above), the Grier Members only have the right to receive distributions to the extent that the Company's Board of Directors determines dividends would be payable if they held the shares of Series A Preferred (for the Class A-1 Units), and Class B Common Stock (for the Class A-2 Units and Class A-3 Units), respectively, regardless of whether the securities are outstanding. If the respective shares of Series A Preferred and Class B Common Stock are not outstanding, the Company's Board of Directors must consider that they would be outstanding when declaring dividends on the Common Stock. Following CPUC Approval, the terms of the Fourth LLC Agreement provide that such rights will continue until the Grier Members elect to exchange the A-1, A-2 and A-3 Units for the related securities of the Company. The following table summarizes the distributions payable under the A-1, A-2 and A-3 Units as if the Grier Members held the respective underlying Company securities. The A-1, A-2 and A-3 Units are entitled to the distribution regardless of whether the corresponding Company security is outstanding.

Units	Distribution Rights of CorEnergy Securities	Liquidation Preference	Annual Distribution per Share
A-1 Units	7.375% Series A Cumulative Redeemable Preferred Stock	$25.00	$1.84
A-2 Units	Class B Common Stock	N/A	Varies
A-3 Units	Class B Common Stock(1) (2)	N/A	Varies(1)
(1) (A) For the fiscal quarters of the Company ending June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, the Common Stock Base Dividend Per Share shall equal $0.05 per share per quarter; (B) for the fiscal quarters of the Company ending June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, the Common Stock Base Dividend Per Share shall equal $0.055 per share per quarter; and (C) for the fiscal quarters of the Company ending June 30, 2023, September 30, 2023, December 31, 2023 and March 30, 2024, the Common Stock Base Dividend Per Share shall equal $0.06 per share per quarter. The Class B Common Stock dividend is subordinated based on a distribution formula described in footnote (2) below.

(2) For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 31, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) difference of (A) CAFD of the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25.

During the three and six months ended June 30, 2022, distributions in the amount of $809 thousand and $1.6 million, respectively, were paid to the Grier Members for the Class A-1 Units. No distributions were paid to the Class A-2 or A-3 Units as no distributions were declared on the Class B Common Stock. See Note 17 ("Subsequent Events") for further information regarding the declaration of distributions related to the Class A-1.
SHELF REGISTRATION STATEMENTS
On October 30, 2018, the Company filed a shelf registration statement with the SEC, pursuant to which it registered 1,000,000 shares of Common Stock for issuance under its dividend reinvestment plan ("DRIP"). As of June 30, 2022, the Company has issued 243,178 shares of Common Stock under its DRIP pursuant to the shelf, resulting in remaining availability of 756,822 shares of Common Stock.
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
On November 3, 2021, the Company filed a new shelf registration statement to replace its prior shelf registration statement, which was declared effective by the SEC on November 17, 2021 and permits the Company to publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of June 30, 2022, the Company has not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.

Table of Contents	Glossary of Defined Terms

14. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share data is computed based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the periods. Diluted earnings (loss) per share data is computed based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding, including all potentially issuable shares of Common Stock and Class B Common Stock. Diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2021 excludes the impact to income and the number of shares outstanding from the conversion of restricted stock units and the 5.875% Convertible Notes, because such impact is antidilutive.
Under the if converted method, the 5.875% Convertible Notes would result in an additional 2,361,000, common shares outstanding for the three and six months ended June 30, 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income (loss)	$2,170,126	$2,427,409	$6,534,883	$(8,266,854)
Less: Net income attributable to non-controlling interest	$966,671	$2,014,870	$3,026,965	$3,620,178
Net income (loss) attributable to CorEnergy	$1,203,455	$412,539	$3,507,918	$(11,887,032)
Less: preferred dividend requirements	2,388,130	2,309,672	4,776,260	4,619,344
Net loss attributable to Common Stockholders	$(1,184,675)	$(1,897,133)	$(1,268,342)	$(16,506,376)
Weighted average common shares - basic	15,673,703	13,659,667	15,637,515	13,655,617
Basic loss per common share	$(0.08)	$(0.14)	$(0.08)	$(1.21)

Net loss attributable to Common Stockholders (from above)	$(1,184,675)	$(1,897,133)	$(1,268,342)	$(16,506,376)
Weighted average common shares - diluted	15,673,703	13,659,667	15,637,515	13,655,617
Diluted loss per common share	$(0.08)	$(0.14)	$(0.08)	$(1.21)
15. VARIABLE INTEREST ENTITY
Crimson Midstream Holdings
Since February 1, 2021, CorEnergy has held a 49.50 percent voting interest in Crimson and the Grier Members have held the remaining 50.50 percent voting interest. Crimson is a VIE as the legal entity is structured with non-substantive voting rights resulting from (i) the disproportionality between the voting interests of its members and certain economics of the distribution waterfall in the Third LLC Agreement and (ii) the de facto agent relationship between CorEnergy and Grier, who was appointed to CorEnergy's Board of Directors upon closing of the Crimson Transaction. As a result of this related party relationship, substantially all of Crimson's activities either involve or are conducted on behalf of CorEnergy that has disproportionately few voting rights, including Grier as a de facto agent. After the working capital adjustment and paid-in-kind dividends, the Grier Members' equity ownership interest is 50.62 percent as of June 30, 2022.
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
The Company noted that Crimson's assets cannot be used to settle CorEnergy's liabilities with the exception of quarterly distributions, if declared by the Crimson Board. The quarterly distributions are used to fund current obligations, projected working capital requirements, debt service payments and dividend payments. Cash distributions to the Company from the

Table of Contents	Glossary of Defined Terms

borrowers under the Crimson Credit Facility are subject to certain restrictions, including without limitation, no default or event of default, compliance with financial covenants, minimum undrawn availability and available free cash flow. Further, the Crimson Credit Facility is secured by assets at both Crimson Midstream Operating and Corridor MoGas, Inc. For the three and six months ended June 30, 2022, the Company received $2.4 million and $5.4 million, respectively, in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility. For the three and six months ended June 30, 2021, the Company received $0 and $6.7 million, respectively, in cash distributions from Crimson, which were in accordance with the terms of the Crimson Credit Facility.
The Company's interest in Crimson is significant to its financial position, financial performance and cash flows. A significant decline in Crimson's ability to fund quarterly distributions to the Company could have a significant impact on the Company's financial performance, including its ability to fund the obligations described above.
16. RELATED PARTY TRANSACTIONS
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
As of June 30, 2022, the Company is owed $231 thousand from related parties, including CLM, CRE and Delta, which is included in due from affiliated companies in the Consolidated Balance Sheet. These balances are primarily related to payroll, employee benefits and other services discussed below. The amounts billed to CLM are cash settled and the amounts billed to Crescent Midstream will reduce a prepaid TSA liability on the Company's books until such time as the TSA liability is reduced to zero. As of June 30, 2022, the prepaid TSA liability related to Crescent Midstream was $343 thousand and recorded in due to affiliated companies in the Consolidated Balance Sheets. For the three and six months ended June 30, 2022, Crimson billed TSA and Services Agreement related costs and benefits to related parties totaling $201 thousand, and $684 thousand, respectively, for the three and six months ended June 30, 2021, Crimson billed TSA and Services Agreement related costs and benefits to related parties totaling $2.1 million and $3.2 million, respectively.
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
Insurance Coverage TSA - Crimson Midstream Operating and Crescent Midstream Operating, LLC ("Crescent Midstream Operating") (collectively, the "Insurance TSA Parties") entered into a transition services agreement (the "Insurance Coverage TSA") related to the remaining term of coverage on certain insurance policies which were shared by Crimson, certain of its subsidiaries (including Crimson Midstream Operating), Crescent Midstream Operating and certain other entities related to Crescent Midstream Operating (collectively, the "Insureds"). Under the Insurance Coverage TSA, the Insurance TSA Parties agreed to retain and maintain the certain insurance policies, and continue to split the premium payments among the Insureds in line with the historical practices prior to Crescent Midstream Holdings' spin-off from Crimson. By entering into the Insurance Coverage TSA, the Insurance TSA Parties acknowledged that any claims made which result in a loss by one of the Insureds will erode and may exhaust the shared limits and/or aggregates stated in any of the certain insurance policies. Additionally, under the terms of the Insurance Coverage TSA, it was agreed that the Insurance TSA Party which was directly responsible for any incident that results in any loss of coverage under any of the certain shared insurance policies may be primarily financially responsible for such self-insurance and/or covering any increase in costs of the certain insurance policy that occurred as a result of such incident. The Insurance Coverage TSA expired on May 31, 2021, and simultaneously, the Company, Crimson, and certain other subsidiaries of the Company obtained alternative insurance coverage effective through May 31, 2022. As of June 30, 2022, there is no relationship associated with the insurance coverage of the Company and its subsidiaries and Crescent Midstream Operating and its subsidiaries.
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
Common Stock Dividend Declaration
On August 4, 2022, the Company's Board of Directors declared a second quarter 2022 dividend of $0.05 per share for CorEnergy Common Stock, payable in cash or via the Company's DRIP. The dividend is payable on August 31, 2022 to stockholders of record on August 17, 2022.
Preferred Stock Dividend Declaration
On August 4, 2022, the Company's Board of Directors also declared a dividend of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock, payable in cash. The preferred stock dividend is payable on August 31, 2022 to stockholders of record on August 17, 2022.
Class A-1 Units Distribution
On August 4, 2022, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will entitle the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
Class A-2 Units Distribution and Class A-3 Units Distribution
On August 4, 2022, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors will result in no distribution to the holders of Crimson's Class A-2 Units or Crimson's Class A-3 Units.

Table of Contents	Glossary of Defined Terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in this Report on Form 10-Q ("Report") of CorEnergy Infrastructure, Inc. ("the Company," "CorEnergy," "we" or "us"). The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, stockholder returns, performance by our customers, and other matters, which reflect management's best judgment based on factors currently known. See "Cautionary Statement Concerning Forward-Looking Statements" which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022, and in Part II, Item 1A, "Risk Factors", in this Report.
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
For a description of our assets, see Part I, Item 2 of our 2021 Form 10-K Annual Report.
HOW WE GENERATE REVENUE
We earn revenue from transporting or storing crude oil and natural gas for our customers. Our revenue is primarily generated based on a:
•Fixed-fee per unit of commodity transported during the period or
•Fixed-fee for reserved capacity.
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

Table of Contents	Glossary of Defined Terms

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
In addition to the fixed-fee tariff, we also earn PLA for the majority of the volume we transport. As is common in the pipeline transportation industry, as crude oil is transported, Crimson receives between 0.1% and 0.25% of the majority of crude oil volume transported as PLA to offset any measurement uncertainty or actual volumes lost in transit. We receive either payment in kind or cash at market value for the crude oil, with the majority of the payments being in kind. For in-kind payments, we record the revenue as Transportation and Distribution revenue at a net realizable market price for the crude oil and place those volumes into inventory. The inventory is subsequently sold, typically within 1 to 2 months, and recognized as PLA subsequent sales revenue with an offsetting expense of PLA subsequent sales cost of revenue.
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
The majority of our costs remain stable across broad ranges of throughput volumes, but can vary depending upon the level of both planned and unplanned maintenance activity in particular reporting periods. Utility cost is the primary expense which fluctuates based on throughput volumes and based on commodity prices.

Table of Contents	Glossary of Defined Terms

MoGas STL Interconnect
MoGas continues to monitor the regulatory activities relative to the Spire STL Pipeline. On June 22, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an order vacating the Spire STL Pipeline’s 2018 certificate, stating that the FERC found a market need for the pipeline despite only one shipper, an affiliate of Spire STL Pipeline, committing to use it; and remanding the proceeding back to the FERC. On April 18, 2022, the U.S. Supreme Court let the lower court ruling stand. On December 3, 2021, FERC granted a temporary certificate authorizing use until the FERC acts. There have been filings with FERC from several impacted parties expressing concern over the adverse effect to the area should FERC fail to reissue the Spire STL Pipeline's certificate upon reconsideration following the court’s ruling. While there is no impairment at this time, if the STL Pipeline is taken out of service, CorEnergy's financial condition and results of operations may be adversely impacted by impairment of our interconnect assets, currently carried at approximately $3.1 million as of June 30, 2022 and annualized revenues would be reduced by approximately $4.0 million.
FACTORS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
The comparability of our current financial results, in relation to prior periods, are affected by the recent transactions described below. As a result, the usefulness of the corresponding period comparisons between the quarter and year-to-date periods ended June 30, 2022 and the quarter and year-to-date periods ended June 30, 2021 are limited. The financial results should be read in connection with the financial information in Form 8-K filed February 10, 2021, Form 8-K/A filed April 22, 2021, and Form 8-K/A filed September 3, 2021.
Disposal of Grand Isle Gathering System
Effective February 1, 2021, the Grand Isle Gathering System was provided as partial consideration for the purchase of the Company's interest in Crimson.
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
California Market Update
The supply disruptions in the global oil market have altered the historical crude oil sourcing patterns for many of the California refineries. California refineries typically source more than 50% of their crude oil from foreign sources including Russia and Ecuador who are both experiencing significant disruptions. This has altered the crude oil sourcing patterns of many of the refineries around the world. This has resulted in more volatility in volumes on Crimson's pipelines in California which is expected to persist until global crude oil supply chains return to a more predictable state.
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
On October 6, 2021, the Superior Court of California, County of Kern ordered Kern County to stop issuing new oil and gas drilling permits pending review of a new environmental impact report (EIR) process. A ruling was issued on June 7, 2022 noting continued deficiencies in the revised EIR. Kern County has announced a process to address the identified deficiencies. Judge set hearing for September 28, 2022 to hear proposed remedies.

Table of Contents	Glossary of Defined Terms

On July 29, 2022, Phillips 66 announced its final investment decision, confirming plans to convert its 140,000 bpd San Francisco refinery in Rodeo, California to renewable transportation fuels in early 2024. As a result, the refinery will no longer process crude oil. Currently, the refinery sources a significant portion of their crude oil, via a dedicated Phillips 66 pipeline, from the San Joaquin Valley which is the same source of volumes for the Company's pipelines. Following the conversion, the crude oil being consumed from the San Joaquin Valley will need to be transported to another refinery, which could provide additional growth opportunities for volumes delivered to Crimson pipelines.
BASIS OF PRESENTATION
The consolidated financial statements include CorEnergy Infrastructure Trust, Inc., as of June 30, 2022, and its direct and indirect wholly-owned subsidiaries. Effective February 1, 2021, CorEnergy's subsidiaries include a 49.50 percent voting interest in Crimson with John D. Grier and certain affiliated trusts of Grier (collectively with Grier, the "Grier Members") holding the remaining 50.50 percent voting interest. Crimson is a VIE as the legal entity is structured with non-substantive voting rights. CorEnergy was determined to be the entity "most closely associated" with the VIE. Therefore, CorEnergy is the primary beneficiary and will consolidate Crimson. The Grier Member's 50.62 percent equity ownership interest is reflected as a non-controlling interest in the consolidated financial statements as of June 30, 2022. All significant intercompany accounts and transactions have been eliminated in consolidation.
RESULTS OF OPERATIONS
In November 2020, the U.S. Securities and Exchange Commission (the "SEC") adopted the final rule under SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which modernized and simplified certain disclosure requirements of Regulation S-K. The update to Item 303 of Regulation S-K, allows registrants the option, in discussing any material changes in our results of operations for the most recently completed quarter, of using as the basis for comparison either the corresponding quarter for the preceding fiscal year or, in the alternative, the immediately preceding sequential quarter. Beginning with this filing for the quarter ended June 30, 2022, we have elected the latter alternative, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and will provide a more meaningful comparison to investors going forward. Additionally, in the first filing after the change in the basis of comparison, we are required to disclose a comparison of the results for the current quarter and the corresponding quarter of the preceding fiscal year. Accordingly, we have compared the results for the three months ended June 30, 2022 with the results for the three months ended March 31, 2022, and June 30, 2021, where applicable, throughout this Management's Discussion and Analysis.
The following data should be read in conjunction with our consolidated financial statements and the notes thereto included in Part I, Item 1 of this Report. All information in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for balance sheet data as of December 31, 2021, is unaudited.

Table of Contents	Glossary of Defined Terms

	For the Three Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021
Revenue
Transportation and distribution	$28,112,834	$29,761,354	$28,100,343
Pipeline loss allowance subsequent sales	3,074,436	2,731,763	2,915,533
Lease and other	334,166	379,234	1,280,702
Expenses
Transportation and distribution	14,263,677	13,945,843	15,363,410
Pipeline loss allowance subsequent sales cost of revenue	2,438,987	2,192,649	2,223,646
General and administrative	5,276,363	5,142,865	5,381,654
Depreciation and amortization	3,992,314	3,976,667	3,748,453
Operating Income (loss)	$5,550,095	$7,614,327	$5,579,415
Interest expense	(3,342,906)	(3,146,855)	(3,295,703)
Other income	136,023	120,542	299,293
Income tax expense, net	173,086	223,257	155,596
Net Income	$2,170,126	$4,364,757	$2,427,409

Other Financial Data (1)
Adjusted EBITDA	$10,028,354	$12,011,631	$9,965,109
Adjusted Net Income	2,368,689	4,664,852	$3,026,061
Cash Available for Distribution	46,415	2,186,005	(1,005,387)

Capital Expenditures:
Maintenance Capital	$1,475,433	$1,442,550	$2,182,155
Growth Capital	473,463	209,451	2,216,680
Volume:
Average quarterly volume (bpd) - Crude oil	159,202	175,716	188,634
(1) Refer to the "Non-GAAP Financial Measures" section within this Item 2 for additional details.
Three Months Ended June 30, 2022 Compared to the Three Months Ended March 31, 2022
Revenue.
Transportation and distribution. Transportation and distribution revenue decreased by $1.6 million during the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, primarily due to lower crude oil transportation volumes. Crude oil transportation volumes for the three months ended June 30, 2022 were 159,202 bpd as compared to 175,716 bpd for the three months ended March 31, 2022. The decrease in crude oil volume was primarily due to recent supply disruptions in the global oil market which has altered the sourcing patterns of many of the refineries around the world. The amount of natural gas transportation and distribution revenue generated by MoGas and Omega relies on fixed-payment contracts with our customers. These contracts are reservation charges with little dependence on actual volumes transported. MoGas and Omega transportation and distribution revenue did not materially change during the periods shown.
Pipeline loss allowance subsequent sales. Pipeline loss allowance subsequent sales, which represents the revenue on sale of crude oil inventory, was $343 thousand higher during the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. This is primarily due to an increase in PLA sales prices during the three months ended June 30, 2022 at an average of $113.87 per bbl, compared to an average of $91.06 per barrel during the three months ended March 31, 2022.
Expenses.
Transportation and distribution. Transportation and distribution expenses increased $317 thousand during the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. The increase is primarily due to increased maintenance expense of $699 thousand, increased salary, wages and overtime costs of $330 thousand, increased regulatory compliance costs of $170 thousand, partially offset by a decrease in utility costs of $944 thousand due to crude oil transportation operational changes and lower volumes.
Pipeline loss allowance subsequent sales cost of revenue. Pipeline loss allowance subsequent sales cost of revenue increased $246 thousand during the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. This is primarily due to the cost basis associated with inventory sales. The average cost of inventory sold during the three months

Table of Contents	Glossary of Defined Terms

ended June 30, 2022 was $90.33 per barrel, as compared to $73.09 per barrel for the average cost of inventory sold during the three months ended March 31, 2022.
General and administrative. General and administrative expenses increased $74 thousand during the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. The most significant components of the variance from the prior-quarter period are outlined in the following table and explained below:

	For the Three Months Ended
	June 30, 2022	March 31, 2022
Employee-related costs	$2,508,457	$2,583,353
Acquisition and professional fees	1,518,941	1,653,045
Other expenses	1,248,965	906,467
Total	$5,276,363	$5,142,865
Employee-related costs for the three months ended June 30, 2022 decreased $75 thousand compared to the three months ended March 31, 2022.
Acquisition and professional fees for the three months ended June 30, 2022 decreased $134 thousand from the three months ended March 31, 2022, primarily as a result of timing of due diligence, professional consulting and legal related activities.

Other expenses for the three months ended June 30, 2022 increased $342 thousand compared to the three months ended March 31, 2022, due to costs associated with the annual stockholders' meeting, other miscellaneous taxes and software related projects. The increase in other expenses is also due to the inclusion of some former management fee expenses such as office rent, utilities, travel, in addition to insurance and directors stock-based compensation.
Interest expense. Interest expense for the three months ended June 30, 2022 increased $196 thousand from the three months ended March 31, 2022, primarily due to higher interest rates.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenue.
Transportation and distribution. Transportation and distribution revenue increased $12 thousand during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Crude oil transportation volumes for the three months ended June 30, 2022 were 159,202 bpd as compared to 188,634 bpd for the three months ended June 30, 2021. The decrease in crude oil volume was primarily due to recent supply disruptions in the global oil market which has altered the sourcing patterns of many of the refineries around the world. The amount of natural gas transportation and distribution revenue generated by MoGas and Omega relies on fixed-payment contracts with our customers. These contracts are reservation charges with little dependence on actual volumes transported.
Pipeline loss allowance subsequent sales. Pipeline loss allowance subsequent sales, which represents the revenue on sale of crude oil inventory, was $159 thousand higher during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This is primarily due to an increase in higher realized sales prices during the three months ended June 30, 2022. PLA sales for the three months ended June 30, 2022 were realized at an average of $113.87 per bbl, compared to an average of $64.52 per barrel during the three months ended June 30, 2021.
Lease and other. Lease and other revenue decreased $947 thousand for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was a result of crude oil storage contracts that expired and were not renewed in the prior year and lower buy/sell revenue as compared to the three months ended June 30, 2021.
Expenses.
Transportation and distribution. Transportation and distribution expenses decreased $1.1 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease is primarily due to lower utility costs of $963 thousand due to crude oil transportation operational changes and lower volumes, as well as decreased maintenance expense of $227 thousand.
Pipeline loss allowance subsequent sales cost of revenue. Pipeline loss allowance subsequent sales cost of revenue increased $215 thousand during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This is primarily due to the cost basis associated with inventory sales. The average cost of inventory sold during the three months ended June 30, 2022 was $90.33 per barrel, as compared to $59.46 per barrel for the average cost of inventory sold during the three months ended June 30, 2021.

Table of Contents	Glossary of Defined Terms

General and Administrative. General and administrative expenses decreased $105 thousand during the three months ended June 30, 2022 as compared the three months ended June 30, 2021. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Management fees and employee-related costs	$2,508,457	$2,186,437
Acquisition and professional fees	1,518,941	2,386,147
Other expenses	1,248,965	809,070
Total	$5,276,363	$5,381,654
Employee-related costs for the three months ended June 30, 2022 increased $322 thousand compared to the prior-year period due to (i) increase in bonus accruals due to higher targets in the current year and (ii) company wide salary increases and the addition of several management positions. In the prior year these were management fees paid to Corridor.
Management fees ended with the closing of the Internalization transaction on July 6, 2021. In the prior year management fees consisted of $321 thousand for the month of January 2021, paid under the terms of the pre-existing Management Agreement before the First Amendment, a $1.0 million transaction bonus outlined in the Contribution Agreement related to the Internalization, $1.3 million in Crimson employee-related costs from the Crimson acquisition, the addition of $914 thousand in Corridor employee compensation and office related expense reimbursements under the First Amendment to the Management Agreement from April 1, 2021 to June 30, 2021 in connection with the Internalization.
During the three months ended June 20, 2021, management fees totaled $1.6 million. After the closing of the Internalization on July 6, 2021, the Company assumed employee related costs previously paid to Corridor.
Acquisition and professional fees for the three months ended June 30, 2022 decreased $867 thousand from the prior-year period, primarily as a result of fewer accounting and legal services incurred as a result of the Crimson acquisition.
Other expenses for the three months ended June 30, 2022 increased $440 thousand from the prior-year period. The increase in other expenses is due to the inclusion of some former management fee expenses such as office rent, utilities, travel, an addition to insurance and directors stock-based compensation.
Interest Expense. Interest expense increased $47 thousand during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Interest expense increased due to generally overall higher interest rates in the current year.

Table of Contents	Glossary of Defined Terms

	For the Six Months Ended
	June 30, 2022	June 30, 2021[1]
Revenue
Transportation and distribution	$57,874,188	$49,395,482
Pipeline loss allowance subsequent sales	5,806,199	3,991,255
Lease and other	713,400	1,950,339
Expenses
Transportation and distribution	28,209,520	25,706,007
Pipeline loss allowance subsequent sales cost of revenue	4,631,636	3,172,502
General and administrative	10,419,228	15,218,447
Depreciation, amortization and ARO accretion	7,968,981	6,646,783
Loss on impairment and terminated lease	—	5,977,423
Total Expenses	51,229,365	56,721,162
Operating Income (loss)	$13,164,422	$(1,384,086)
Interest expense	(6,489,761)	(6,226,710)
Loss on extinguishment of debt	—	(861,814)
Other income	256,565	362,819
Income tax expense, net	396,343	157,063
Net Income (loss)	6,534,883	(8,266,854)

Other Financial Data[2]
Adjusted EBITDA	$22,039,985	$18,052,175
Adjusted Net Income	7,033,541	5,021,619
Cash Available for Distribution	2,232,420	(5,652,732)

Capital Expenditures:
Maintenance Capital	$2,917,983	$3,624,358
Growth Capital	682,914	4,871,189
Volume:
Average quarterly volume (bpd) - Crude oil	167,459	191,544
(1) The financial impacts of the Crimson assets only represent the period from February 1, 2021 to June 30, 2021.
(2) Refer to the "Non-GAAP Financial Measures" section within this Item 2 for additional details.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenue.
Transportation and distribution. Transportation and distribution revenue increased $8.5 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to the benefit of a full year-to-date period with Crimson in 2022, offset by lower average daily volumes. Crimson was acquired February 4, 2021, with an effective date of the transaction on February 1, 2021.
Pipeline loss allowance subsequent sales. Pipeline loss allowance subsequent sales, which represents the revenue on sale of crude oil inventory, was $1.8 million higher during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase is primarily due to an increase in PLA sales volumes and higher realized sales prices during the six months ended June 30, 2022 at an average of $101.86 per bbl, compared to an average of $64.04 per barrel during the six months ended June 30, 2021.
Lease and other. Lease and other revenue decreased $1.2 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease was a result of crude oil storage contracts that expired in 2021 and were not renewed.
Expenses.
Transportation and Distribution. Transportation and distribution expense increased $2.5 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase is primarily due to the inclusion of the full six

Table of Contents	Glossary of Defined Terms

months in 2022, as compared to 2021. Crimson was acquired February 4, 2021, with an effective date of the acquisition on February 1, 2021.
Pipeline loss allowance subsequent sales cost of revenue. Pipeline loss allowance subsequent sales cost of revenue increased $1.5 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This is primarily due to the cost basis associated with inventory sales. The average cost of inventory sold during the six months ended June 30, 2022 was $81.26 per barrel, as compared to $58.24 per barrel for the average cost of inventory sold during the six months ended June 30, 2021.
General and Administrative. General and administrative expenses decreased $4.8 million during the six months ended June 30, 2022 as compared the six months ended June 30, 2021. The most significant components of the variance from the prior-year period are outlined in the following table and explained below:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Management fees and employee-related costs	$5,091,810	$5,034,262
Acquisition and professional fees	3,171,986	8,843,064
Other expenses	2,155,432	1,341,121
Total	$10,419,228	$15,218,447
Management fees and employee-related costs for the six months ended June 30, 2022 increased $58 thousand compared to the prior-year period. In the six months ended June 30, 2022, salaries and benefits were $5.1 million consisting of salaries from both CorEnergy and Crimson (including a full six months of Crimson), including new hires and increased bonus accrual due to higher targeted amounts.
In the prior year management fees consisted of $321 thousand for the month of January 2021, paid under the terms of the pre-existing Management Agreement before the First Amendment, a $1.0 million transaction bonus outlined in the Contribution Agreement related to the Internalization, the addition of $2.2 million in Crimson employee-related costs from the Crimson acquisition and the addition of $1.5 million in Corridor employee compensation and office related expense reimbursements under the First Amendment to the Management Agreement from February 1, 2021 to June 30, 2021 in connection with the Internalization. Management fees ended with the closing of the Internalization transaction on July 6, 2021.
During the six months ended June 30, 2021, management fees were $2.8 million. After the closing of the Internalization on July 6, 2021, the Company assumed employee related costs previously paid to Corridor.
Acquisition and professional fees for the six months ended June 30, 2022 decreased $5.7 million from the prior-year period, primarily as a result of (i) a $2.7 million decrease in asset acquisition expenses due to the prior year closing and due diligence costs associated with the Crimson acquisition and (ii) a $1.9 million decrease in asset acquisition expenses due to the prior year closing of the Internalization transaction, and (iii) $1.1 million decrease in transaction costs incurred for accounting and legal services.
Other expenses for the six months ended June 30, 2022 increased $814 thousand from the prior-year period. The increase in other expenses is due to the inclusion of some former management fee expenses such as office rent, utilities, travel, in addition to insurance, directors stock-based compensation, expenses incurred from the annual stockholders' meeting, and the inclusion of Crimson for the full six months in 2022.
Loss on Impairment and Terminated Lease. Loss on impairment and terminated lease expense of $6.0 million was recorded during the six months ended June 30, 2021, but did not recur during the six months ended June 30, 2022. This impairment was primarily incurred in association with the contribution of the GIGS asset as partial consideration to acquire our 49.50 percent voting interest in Crimson. Refer to Part I, Item 1, Note 5 ("Leased Properties And Leases") for further details.
Interest Expense. Interest expense increased $263 thousand during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to one additional month of interest incurred on the Crimson revolver and higher interest rates.
Loss on Extinguishment of Debt. Loss on the extinguishment of debt expenses of $862 thousand were recorded during the six months ended June 30, 2021 and did not recur during the six months ended June 30, 2022. This expense was incurred in connection with the Crimson acquisition, at which time the Company terminated the CorEnergy Credit Facility with Regions Bank and eliminated the associated deferred debt issuance costs of $862 thousand. For additional information, see Part I, Item 1, Note 12 ("Debt").

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
Adjusted Net Income and Cash Available for Distribution
We believe Adjusted Net Income is an important performance measure of our profitability as compared to other infrastructure owners and operators. Our presentation of Adjusted Net Income for the current year periods represents net income (loss) adjusted for gain on sale of equipment and transaction-related costs. During the comparable periods of the prior year, our presentation of Adjusted Net Income also included adjustments for loss on impairment and disposal of leased property, loss on termination of lease, loss on extinguishment of debt and a transaction bonus related to the Internalization which did not recur in 2022. Adjusted Net Income presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
Management considers CAD an important metric for assessing capital discipline, cost efficiency and balance sheet strength. Although CAD is the metric used to assess our ability to make dividends to stockholders and distributions to non-controlling interest holders, this measure should not be viewed as indicative of the actual amount of cash that is available for distributions or planned for distributions for a given period. Instead, CAD should be considered indicative of the amount of cash that is available for distributions after mandatory debt repayments and other general corporate purposes. Our presentation of CAD represents Adjusted Net Income adjusted for depreciation, amortization and ARO accretion (cash flows), stock-based compensation and deferred tax expense (benefit) less transaction-related costs; maintenance capital expenditures; preferred dividend requirements and mandatory debt amortization.
Adjusted Net Income and CAD should not be considered a measure of liquidity and should not be considered as an alternative to operating income (loss), net income (loss), cash flows from operations or other indicators of performance determined in accordance with GAAP. The following tables present a reconciliation of Net Income (Loss), as reported in the Consolidated Statements of Operations, to Adjusted Net Income and CAD:

Table of Contents	Glossary of Defined Terms

SEQUENTIAL QUARTERS

	For the Three Months Ended
	June 30, 2022	March 31, 2022
Net Income	$2,170,126	$4,364,757
Add:
Transaction costs	221,241	300,095
Less:
Gain on the sale of equipment	22,678	—
Adjusted Net Income, excluding special items	$2,368,689	$4,664,852
Add:
Depreciation, amortization and ARO accretion (Cash Flows)	4,404,174	4,388,927
Stock-based compensation	151,359	—
Deferred tax expense	16,209	72,213
Less:
Transaction costs	221,241	300,095
Maintenance capital expenditures	1,475,433	1,442,550
Preferred dividend requirements - Series A	2,388,130	2,388,130
Preferred dividend requirements - Non-controlling interest	809,212	809,212
Mandatory debt amortization	2,000,000	2,000,000
Cash Available for Distribution (CAD)	$46,415	$2,186,005
CORRESPONDING PERIOD

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income (loss)	$2,170,126	$2,427,409	$6,534,883	$(8,266,854)
Add:
Loss on impairment and disposal of leased property	—	—	—	5,811,779
Loss on termination of lease	—	—	—	165,644
Loss on extinguishment of debt	—	—	—	861,814
Transaction costs	221,241	337,948	521,336	5,412,744
Transaction bonus	—	—	—	1,036,492
Less:
Gain on the sale of equipment	22,678	—	22,678	—
Adjusted Net Income, excluding special items	$2,368,689	$2,765,357	$7,033,541	$5,021,619
Add:
Depreciation, amortization and ARO accretion (Cash Flows)	4,404,174	4,160,510	8,793,101	7,427,544
Stock-based compensation	151,359	—	151,359	—
Deferred tax expense	16,209	135,222	88,422	108,822
Less:
Transaction costs	221,241	337,948	521,336	5,412,744
Transaction bonus	—	—	—	1,036,492
Maintenance capital expenditures	1,475,433	2,182,155	2,917,983	3,624,358
Preferred dividend requirements - Series A	2,388,130	2,309,672	4,776,260	4,619,344
Preferred dividend requirements - Non-controlling interest	809,212	1,517,779	1,618,424	1,517,779
Mandatory debt amortization	2,000,000	2,000,000	4,000,000	2,000,000
Cash Available for Distribution (CAD)	$46,415	$(1,286,465)	$2,232,420	$(5,652,732)

Table of Contents	Glossary of Defined Terms

The following tables reconcile net cash provided by (used in) operating activities, as reported in the Consolidated Statements of Cash Flow to CAD:
SEQUENTIAL QUARTERS

	For the Three Months Ended
	June 30, 2022	March 31, 2022
Net cash provided by operating activities	$10,070,603	$8,580,584
Changes in working capital	(3,351,413)	245,313
Maintenance capital expenditures	(1,475,433)	(1,442,550)
Preferred dividend requirements	(2,388,130)	(2,388,130)
Preferred dividend requirements - non-controlling interest	(809,212)	(809,212)
Mandatory debt amortization included in financing activities	(2,000,000)	(2,000,000)
Cash Available for Distribution (CAD)	$46,415	$2,186,005

Other Special Items:
Transaction costs	$221,241	$300,095

Other Cash Flow Information:
Net cash used in investing activities	$(857,208)	$(1,056,032)
Net cash used in financing activities	(4,749,222)	(6,734,948)
CORRESPONDING PERIOD

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$10,070,603	$6,839,503	$18,651,187	$4,358,342
Changes in working capital	(3,351,413)	(116,362)	(3,106,100)	1,750,407
Maintenance capital expenditures	(1,475,433)	(2,182,155)	(2,917,983)	(3,624,358)
Preferred dividend requirements	(2,388,130)	(2,309,672)	(4,776,260)	(4,619,344)
Preferred dividend requirements - non-controlling interest	(809,212)	(1,517,779)	(1,618,424)	(1,517,779)
Mandatory debt amortization included in financing activities	(2,000,000)	(2,000,000)	(4,000,000)	(2,000,000)
Cash Available for Distribution (CAD)	$46,415	$(1,286,465)	$2,232,420	$(5,652,732)

Other Special Items:
Transaction costs	$221,241	$337,948	$521,336	$5,412,744
Transaction bonus	—	—	—	1,036,492

Other Cash Flow Information:
Net cash used in investing activities	$(857,208)	$(5,519,635)	$(1,913,240)	$(78,067,217)
Net cash used in financing activities	(4,749,222)	(2,464,404)	(11,484,170)	(8,192,574)

Table of Contents	Glossary of Defined Terms

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
Our presentation of Adjusted EBITDA for the current year periods represents net income (loss) adjusted for items such as (gain) on the sale of equipment, transaction-related costs, depreciation, amortization and ARO accretion expense, stock-based compensation, income tax expense (benefit) and interest expense. During the comparable periods of the prior year, our presentation of Adjusted EBITDA also included adjustments for loss on impairment and disposal of leased property; loss on termination of lease; loss on extinguishment of debt; and a transaction bonus related to the Internalization which did not recur in 2022. Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Adjusted EBITDA should not be considered a measure of liquidity and should not be considered as an alternative to operating income (loss), net income (loss) or other indicators of performance determined in accordance with GAAP. The following tables present a reconciliation of Net Income (loss), as reported in the Consolidated Statements of Operations, to Adjusted EBITDA:
SEQUENTIAL QUARTERS

	For the Three Months Ended
	June 30, 2022	March 31, 2022
Net Income (loss)	$2,170,126	$4,364,757
Gain on the sale of equipment	(22,678)	—
Transaction costs	221,241	300,095
Depreciation, amortization and ARO accretion	3,992,314	3,976,667
Stock-based compensation	151,359	—
Income tax expense, net	173,086	223,257
Interest expense, net	3,342,906	3,146,855
Adjusted EBITDA	$10,028,354	$12,011,631

CORRESPONDING PERIOD

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income (loss)	$2,170,126	$2,427,409	$6,534,883	$(8,266,854)
Loss on impairment and disposal of leased property	—	—	—	5,811,779
Loss on termination of lease	—	—	—	165,644
Loss on extinguishment of debt	—	—	—	861,814
Gain on the sale of equipment	(22,678)	—	(22,678)	—
Transaction costs	221,241	337,948	521,336	5,412,744
Transaction bonus	—	—	—	1,036,492
Depreciation, amortization and ARO accretion	3,992,314	3,748,453	7,968,981	6,646,783
Stock-based compensation	151,359	—	151,359	—
Income tax expense, net	173,086	155,596	396,343	157,063
Interest expense, net	3,342,906	3,295,703	6,489,761	6,226,710
Adjusted EBITDA	$10,028,354	$9,965,109	$22,039,985	$18,052,175

Table of Contents	Glossary of Defined Terms

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
The following tables present a reconciliation of Net Income (Loss) Attributable to Common Stockholders, as reported in the Consolidated Statements of Operations, to EBITDAre:
SEQUENTIAL QUARTERS

	For the Three Months Ended
	June 30, 2022	March 31, 2022
Net Income	$2,170,126	$4,364,757
Less: Net income attributable to non-controlling interest	$966,671	$2,060,294
Net income attributable to CorEnergy	$1,203,455	$2,304,463
Less:
Preferred stock dividends	$2,388,130	$2,388,130
Net Loss Attributable to Common Stockholders	$(1,184,675)	$(83,667)
Add:
Interest expense, net	3,342,906	3,146,855
Income tax expense, net	173,086	223,257
Depreciation, amortization, and ARO accretion	3,992,314	3,976,667
Less:
Gain on the sale of equipment	22,678	—
EBITDAre	$6,300,953	$7,263,112

Table of Contents	Glossary of Defined Terms

CORRESPONDING PERIOD

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income (loss)	$2,170,126	$2,427,409	$6,534,883	$(8,266,854)
Less: Net income attributable to non-controlling interest	$966,671	$2,014,870	$3,026,965	$3,620,178
Net income (loss) attributable to CorEnergy	$1,203,455	$412,539	$3,507,918	$(11,887,032)
Less:
Preferred stock dividends	$2,388,130	$2,309,672	$4,776,260	$4,619,344
Net Loss Attributable to Common Stockholders	$(1,184,675)	$(1,897,133)	$(1,268,342)	$(16,506,376)
Add:
Interest expense, net	3,342,906	3,295,703	6,489,761	6,226,710
Income tax expense, net	173,086	155,596	396,343	157,063
Depreciation, amortization, and ARO accretion	3,992,314	3,748,453	7,968,981	6,646,783
Loss on impairment and disposal of leased property	—	—	—	5,811,779
Loss on termination of lease	—	—	—	165,644
Less:
Gain on sale of equipment	22,678	—	22,678	—
EBITDAre	$6,300,953	$5,302,619	$13,564,065	$2,501,603
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
For completeness, the following tables set forth a reconciliation of our net income (loss) attributable to CorEnergy stockholders as determined in accordance with GAAP and our calculations of NAREIT FFO for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021. Also presented is information regarding the weighted-average number of shares of our Common Stock outstanding used for the computation of per share data:

Table of Contents	Glossary of Defined Terms

SEQUENTIAL QUARTERS

NAREIT FFO
	For the Three Months Ended
	June 30, 2022	March 31, 2022
Net Income	$2,170,126	$4,364,757
Less: Net income attributable to non-controlling interest	966,671	$2,060,294
Net income attributable to CorEnergy	$1,203,455	$2,304,463
Less:
Preferred stock dividends	2,388,130	2,388,130
Net loss attributable to Common Stockholders	$(1,184,675)	$(83,667)
Add:
Depreciation	3,992,314	3,976,667
Less:
Gain on sale of equipment	22,678	—
NAREIT funds from operations (NAREIT FFO)	$2,784,961	$3,893,000

Weighted Average Shares of Common Stock Outstanding:
Basic	15,673,703	15,600,926
Diluted	15,673,703	15,600,926
NAREIT FFO attributable to Common Stockholders
Basic	$0.18	$0.25
Diluted (1)	$0.18	$0.25
(1) For the three months ended June 30, 2022, and March 31, 2022 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 12 ("Debt") for additional details.

Table of Contents	Glossary of Defined Terms

CORRESPONDING PERIOD

NAREIT FFO
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income (loss)	$2,170,126	$2,427,409	$6,534,883	$(8,266,854)
Less: Net income attributable to non-controlling interest	$966,671	$2,014,870	$3,026,965	$3,620,178
Net income (loss) attributable to CorEnergy	$1,203,455	$412,539	$3,507,918	$(11,887,032)
Less:
Preferred stock dividends	2,388,130	2,309,672	4,776,260	4,619,344
Net loss attributable to Common Stockholders	$(1,184,675)	$(1,897,133)	$(1,268,342)	$(16,506,376)
Add:
Depreciation	3,992,314	3,748,453	7,968,981	6,646,783
Amortization of deferred lease costs	—	—	—	2,547
Loss on impairment and disposal of leased property	—	—	—	5,811,779
Loss on termination of lease	—	—	—	165,644
Less:
Gain on sale of equipment	22,678	—	22,678	—
NAREIT funds from operations (NAREIT FFO)	$2,784,961	$1,851,320	$6,677,961	$(3,879,623)

Weighted Average Shares of Common Stock Outstanding:
Basic	15,673,703	13,659,667	15,637,515	13,655,617
Diluted	15,673,703	13,659,667	15,637,515	13,655,617
NAREIT FFO attributable to Common Stockholders
Basic	$0.18	$0.14	$0.43	$(0.28)
Diluted (1)	$0.18	$0.14	$0.43	$(0.28)
(1) For the three and six months ended June 30, 2022, and June 30, 2021 diluted per share calculations exclude dilutive adjustments for convertible note interest expense, discount amortization and deferred debt issuance amortization because such impact is antidilutive. For periods presented without per share dilution, the number of weighted average diluted shares is equal to the number of weighted average basic shares presented. Refer to the Convertible Note Interest Expense table in Part I, Item 1, Note 12 ("Debt") for additional details.

DIVIDENDS
Our portfolio of energy infrastructure real property assets generates revenue which, if sufficient, allows us to pay distributions to stockholders. The decision to pay dividends is based on what we believe is the median to long-term cash generating ability of our assets adjusted for special items. For the six months ended June 30, 2022, the primary sources of our stockholder distributions included transportation and distribution revenue from Crimson, MoGas and Omega.
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

A REIT is generally required to distribute during the taxable year an amount equal to at least 90 percent of the REIT taxable income (determined under Internal Revenue Code section 857(b)(2), without regard to the deduction for dividends paid). We intend to adhere to this requirement in order to maintain our REIT status. The Board of Directors will continue to determine the amount, if any, of distributions that we expect to pay our stockholders. Dividend payouts may be affected by cash flow requirements and remain subject to other risks and uncertainties.
The Grier Members hold an economic interest in Crimson via the issuance, at the closing of the Crimson Transaction, of Class A-1, Class A-2 and Class A-3 Units. Upon CPUC approval the Grier Members have the right to convert their A-1, A-2 and A-3 Units into unregistered securities of the Company.
As of June 30, 2022, assuming receipt of CPUC approval, each of these securities would be convertible as follows: Class A-1 Units into depositary shares representing the Company's 7.375% Series A Cumulative Redeemable Preferred Stock, the Class A-2 and A-3 Units into the Company's Class B Common Stock. However, prior to conversion, the A-1, A-2 and A-3 Units pay distributions as if they were the corresponding Company securities. For a description of the dividend rights, redemption rights, voting rights, and exchange and conversion rights of the Class A-1, Class A-2, and Class A-3 Units please refer to Part IV, Item 15, Note 16 ("Stockholders' Equity") included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Dividends. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of the Class B Common Stock will be entitled to receive dividends to the extent authorized by the Company’s Board of Directors and declared by the Company pursuant to a formula based on the amount of dividends declared on the Company’s Common Stock. For each fiscal quarter ending June 30, 2021 through and including the fiscal quarter ending March 30, 2024, each share of Class B Common Stock will be entitled to receive dividends (the "Class B Common Stock Dividends"), subject to Board approval, equal to the quotient of (i) difference of (A) CAFD of the most recently completed quarter and (B) 1.25 multiplied by the Common Stock Base Dividend, divided by (ii) shares of Class B Common Stock issued and outstanding multiplied by 1.25. In no event will the Class B Common Stock Dividend per share be greater than any dividends per share authorized by the Board of Directors and declared with respect to the Common Stock during the same quarter. As is the case for Common Stock, Class B Common Stock Dividends are not cumulative.
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

Table of Contents	Glossary of Defined Terms

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
On May 5, 2022, we declared dividends of $0.05 per share of Common Stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock, which were paid on May 31, 2022.
On August 4, 2022, we declared dividends of $0.05 share of Common Stock and $0.4609375 per depositary share for our 7.375% Series A Preferred Stock, which will be paid on August 31, 2022.
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
On August 4, 2022, the Company's Board of Directors authorized the declaration of dividends of $0.4609375 per depositary share for its 7.375% Series A Preferred Stock payable in cash. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors entitled the holders of Crimson's Class A-1 Units to receive, from Crimson, a cash distribution of $0.4609375 per unit.
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
On August 4, 2022, the Board decided not to declare a dividend on Class B Common Stock. Pursuant to the terms of Crimson's Third LLC Agreement, this determination by the Company's Board of Directors which resulted in no distribution to the holders of Crimson's Class A-2 Units or Class A-3 Units.
The Company currently expects to characterize at least some portion of its 2022 Common Stock and Preferred Stock dividends as Return of Capital for tax purposes.

Table of Contents	Glossary of Defined Terms

SEASONALITY
MoGas and Omega generally have stable revenues throughout the year and will complete necessary pipeline maintenance during the "non-heating" season, or quarters two and three. Therefore, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
We expect Crimson will have stable revenues throughout the year in a stable global crude oil supply environment. Maintenance activities can be performed at any time during the year and are planned to avoid large quarterly fluctuations when possible but permitting, contractor availability and limited internal resources may result in large quarterly fluctuations. Our San Pablo Bay pipeline has a seasonal minimum volume required to be operated as a batched system delivering heavy crude oil to its customers. The minimum volume is required as heavy crude oil must be heated to be transported via the pipeline. The lowest allowed minimum volume typically occurs in the months from July to September. The highest allowed minimum volume typically occurs from December to March. The actual effective periods are dependent on the ground temperature. The historical average quarterly crude oil volumes for Crimson are provided in the table below.

Crimson Midstream Holdings Average Crude Oil Volume for Quarter Ended (bpd):
March 31, 2021	197,764
June 30, 2021	188,634
September 30, 2021	191,621
December 31, 2021	184,467
March 31, 2022	175,716
June 30, 2022	159,202
If volumes are below the minimum, Crimson will blend the heavy and light crude oil batches and operate the pipeline as a single blended batch which significantly reduces heating requirements. The San Pablo Bay pipeline has been operating in blended service since first quarter 2022 due to volumes being below the pipeline minimum.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2022, we had liquidity of approximately $40.8 million comprised of cash of $17.8 million plus revolver availability of $23.0 million. These amounts may be subject to certain distribution restrictions based on minimum undrawn availability, available free cash flow, among others. We use cash flows generated from our operations to fund current obligations, projected working capital requirements, debt service payments and dividend payments. We believe that cash generated from these sources will be sufficient to meet our ongoing working capital, operational expenditure requirements and to make quarterly cash distributions at current levels for the next 12 months.
Cash Flows - Operating, Investing, and Financing Activities
The following table presents our consolidated cash flows for the periods indicated below:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
	(Unaudited)
Net cash provided by (used in):
Operating activities	$18,651,187	$4,358,342
Investing activities	(1,913,240)	(78,067,217)
Financing activities	(11,484,170)	(8,192,574)
Net change in cash and cash equivalents	$5,253,777	$(81,901,449)
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2022 was driven by (i) $29.4 million in net contributions from our operating subsidiaries, including Crimson, MoGas and Omega, (ii) $5.8 million in PLA subsequent sales revenue, partially offset by (iii) $10.4 million in general and administrative expenses, (iv) cash paid for interest of $5.0 million, and (v) PLA subsequent sales cost of revenue of $4.6 million.
Net cash provided by operating activities for the six months ended June 30, 2021 was driven by (i) $23.4 million in net contributions from our operating subsidiaries, including Crimson, MoGas and Omega, (ii) $4.0 million in PLA subsequent sales

Table of Contents	Glossary of Defined Terms

revenue, partially offset by (iii) $15.2 million in general and administrative expenses, and (iv) cash paid for interest of $5.8 million.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was primarily attributable to (i) $4.1 million of cash utilized to acquire property and equipment, offset by (ii) $2.1 million proceeds from reimbursable projects and $87 thousand of cash received on the note receivable.
Net cash used in investing activities for the six months ended June 30, 2021 was primarily attributable to (i) $69.0 million of cash utilized to acquire our 49.50 percent interest in Crimson, net of cash acquired and (ii) purchases of property and equipment of $9.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was primarily attributed to (i) common dividends paid of $1.5 million, partially offset by reinvestment of dividends paid to common stockholders of $403 thousand, (ii) preferred stock dividends paid of $4.8 million, (iii) distributions paid to non-controlling interests of $1.6 million, (iv) advances on the Crimson Revolver of $4.0 million, offset by payments on the Crimson Revolver of $4.0 million, and (v) principal payments of $4.0 million on the Crimson secured credit facility.
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
Maintenance Expenditures
Crude oil pipeline operations require significant expenditures to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Expenditures on pipeline maintenance are either expensed as incurred or capitalized and depreciated. The expensed activities are included in operating expense while the capitalizable expenditures are shown as maintenance capital and deducted when calculating cash available for distribution. Examples of expensed activities include in-line inspections of the pipeline and tank integrity inspections. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of Crimson's assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those made to acquire additional assets to grow Crimson's business, to expand and upgrade Crimson's systems and facilities and to construct or acquire new easements, systems or facilities.
While the Company’s goal is to evenly spread maintenance expenditures throughout the year, it is not always possible given permitting constraints, regulatory requirements, contractor and employee availability and other logistics. Furthermore, forecasted maintenance capital expenditures includes assumptions for repairs based on future integrity testing results which, while based on historical results, could deviate higher or lower from the current forecast as actual testing results are received.
Crimson expects to incur maintenance capital expenditures in a range of $8.0 million to $9.0 million in 2022.

Maintenance Expenditures
Three Months Ended	Expense	Capital
March 31, 2021(1)	$1,580,842	$3,126,433
June 30, 2021	1,670,580	2,182,155
September 30, 2021	1,990,346	1,757,350
December 31, 2021	1,816,851	1,958,286
March 31, 2022	744,509	1,442,550
June 30, 2022	1,443,368	1,475,433
Forecasted Maintenance Expenditures
Three Months Ended	Expense	Capital
September 30, 2022	$1,955,357	$3,260,942
December 31, 2022	3,320,376	2,624,412
(1) The financial impacts of the Crimson assets represent the period from January 1, 2021 to March 31, 2021.

Table of Contents	Glossary of Defined Terms

Material Cash Requirements
The following table summarizes our material cash requirements and other obligations as of June 30, 2022 :

	Notional Value	Less than 1 year	1-3 years	3-5 years	More than 5 years
Crimson Credit Facility(1)	$70,000,000	$8,000,000	$62,000,000	$—	$—
Crimson Revolver(1)	27,000,000	—	27,000,000	—	—
5.875% Convertible Debt(1)	118,050,000	—	—	118,050,000	—
Interest payments on 5.875% Convertible Debt(1)		6,935,438	13,870,875	3,467,719	—
Leases		1,475,043	1,246,339	929,698	3,972,700
Dividends and distributions(2)		15,847,123	31,876,582	31,876,582	—
Totals		$32,257,604	$135,993,796	$154,323,999	$3,972,700
(1) See Part I, Item 1, Note 12 ("Debt")
(2) Includes Common Stock, Series A Cumulative Redeemable Preferred Stock and Crimson Class A-1 Units projected forward using the current numbers of outstanding securities and current dividend rates. Dividends are subject to the approval by the Board of Directors. Table does not attempt to project future dividends beyond the 5-year horizon.
In addition to the above we have accounts payable and other accrued liabilities which are all current.
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

During the six months ended June 30, 2022, our maintenance capital spending was $2.9 million and we spent $683 thousand for our expansion capital projects.
The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants for at least the next 12 months.
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

Table of Contents	Glossary of Defined Terms

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
We also had approximately $23.0 million of available borrowing capacity on the Crimson Revolver at June 30, 2022. For a summary of the additional material terms of the Crimson Credit Facility, please refer to Part IV, Item 15, Note 14 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2021, and Part I, Item 1, Note 12 ("Debt") included in this Report.
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
Refer to Part IV, Item 15, Note 14 ("Debt") included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part I, Item 1, Note 12 ("Debt") included in this Report for additional information concerning the 5.875% Convertible Notes.

Table of Contents	Glossary of Defined Terms

Shelf Registration Statements
On October 30, 2018, we filed a shelf registration statement with the SEC, pursuant to which we registered 1,000,000 shares of Common Stock for issuance under our dividend reinvestment plan. As of June 30, 2022, we have issued 243,178 shares of Common Stock under our dividend reinvestment plan ("DRIP") pursuant to the shelf resulting in remaining availability of approximately 756,822 shares of Common Stock.
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
On November 3, 2021, we filed a new shelf registration statement to replace our prior shelf registration statement, which was declared effective by the SEC on November 17, 2021 and permits us to publicly offer additional debt or equity securities with an aggregate offering price of up to $600.0 million. As of June 30, 2022, we have not issued any securities under this new shelf registration statement, so total availability remains at $600.0 million.
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
The following is our liquidity and capitalization as of June 30, 2022 and December 31, 2021:

Liquidity and Capitalization
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$17,750,255	$12,496,478
Revolver availability	$23,000,000	$23,000,000

Revolving credit facility	$27,000,000	$27,000,000
Long-term debt (including current maturities)(1)	185,024,285	188,390,586
Stockholders' equity:
Series A Preferred Stock 7.375%, $0.001 par value	129,525,675	129,525,675
Common Stock, non-convertible, $0.001 par value	15,060	14,893
Class B Common Stock, $0.001 par value	684	684
Additional paid-in capital	332,588,181	338,302,735
Retained deficit	(323,649,718)	(327,157,636)
Non-controlling interest (Crimson)	124,353,713	122,945,172
Total equity	262,833,595	263,631,523
Total capitalization	$474,857,880	$479,022,109
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

Table of Contents	Glossary of Defined Terms

Prospective Capitalization Table
		Adjustments	Prospective for Non-Controlling Interest Reorganization
	June 30, 2022 Actual(1)	Non-Controlling Interest Reorganization(2)
Cash and Cash Equivalents	$17,750,255	$—	$17,750,255

Debt
Revolving Credit Facility	$27,000,000	—	27,000,000
Long-Term Debt (including current maturities)(3)	185,024,285	—	185,024,285
Total Debt	212,024,285	—	212,024,285

Stockholders' Equity
Preferred Stock
Series A Preferred Stock	$129,525,675	39,325,330	168,851,005
Total	129,525,675	39,325,330	168,851,005

Common Stock(4)
Common Stock	15,060	—	15,060
Class B Common Stock	684	11,212	11,896
Additional Paid-In Capital	332,588,181	77,479,573	410,067,754
Retained Deficit	(323,649,718)	6,129,057	(317,520,661)
Total CorEnergy Equity	8,954,207	83,619,842	92,574,049
Non-controlling interest(4)	124,353,713	(124,353,713)	—
Total Stockholders' Equity	$262,833,595	$(1,408,541)	$261,425,054

Total Capitalization	$474,857,880		$473,449,339

Shares Outstanding
Common Stock	15,060,857	—	15,060,857
Class B Common Stock	683,761	11,212,300	11,896,061
Total Shares Outstanding	15,744,618	11,212,300	26,956,918

Book Value per Share of Common Stock and Class B Common Stock	$0.57		$3.43
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

Table of Contents	Glossary of Defined Terms

Form 10-K for the year ended December 31, 2021, as previously filed with the SEC. No material modifications have been made to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business activities contain elements of market risk. Long-term debt used to finance our acquisitions may be based on floating or fixed rates. As of June 30, 2022, we had long-term debt (net of current maturities) with a carrying value of $185.0 million, all of which represents fixed-rate debt under the Crimson Credit Facility and the 5.875% Convertible Senior Notes due 2025. Borrowings under our Crimson Revolver are variable-rate, based on a LIBOR pricing spread and subject to interest rate re-sets that generally range from one day to approximately one month. As of June 30, 2022, we had $27.0 million in borrowings under our Crimson Revolver.
Borrowings under the Crimson Credit Facility are variable-rate based on either (a) LIBOR pricing spread or (b) a rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the one-month LIBOR rate plus 1.0%, plus a pricing spread. As of June 30, 2022, the interest rate for the Crimson Credit Facility was set at LIBOR plus the top level of the spread of 400 basis points resulting in an interest rate of 5.57%. The applicable spread for each interest rate is redetermined quarterly based on the Total Leverage Ratio (as defined in the Crimson Credit Facility). Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. A 100 basis point increase or decrease in current LIBOR rates would have resulted in an initial interest rate of 6.57% or 4.57%, respectively, for the Crimson Credit Facility. Under the Crimson Credit Facility, a 100 basis point increase or decrease in the current LIBOR rate would have resulted in an approximately $493 thousand increase or decrease in interest expense for the six months ended June 30, 2022.
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
Certain of Crimson's transportation agreements and tariffs for crude oil shipments also include a PLA. As is common in the pipeline transportation industry, Crimson earns a very small percentage of the crude oil transported, deemed earned PLA inventory, which it can then sell. The realized PLA volume earned and available for sale is net of differences in measurement and actual volumes gained or lost. This allowance revenue is subject to more volatility than transportation revenue, as it is directly dependent on Crimson's measurement capability and commodity prices. As a result, the income Crimson realizes under its loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. As of June 30, 2022, Crimson did not have any open hedging agreements to mitigate its exposure to decreases in commodity prices through its loss allowances; however, it has previously entered into such agreements and may do so in the future.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarterly period ending June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Glossary of Defined Terms

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the heading "Crimson Legal Proceedings" in Note 10 ("Commitments And Contingencies") to our consolidated financial statements included in Part I of this Report is incorporated by reference into this Item 1.
ITEM 1A. RISK FACTORS
Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results for the quarter ended June 30, 2022. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We did not sell any securities during the quarter ended June 30, 2022 that were not registered under the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 8, 2022 the Company or its affiliates entered into employment agreements with the Company's Chairman, Chief Executive Officer and President, David J. Schulte, Chief Operating Officer, John D. Grier, and Executive Vice President and Chief Financial Officer, Robert L Waldron that provides for a continuation of salary and health benefits for twelve months if the employee is terminated without cause or resigns for good reason as defined in the agreement; provided that the employee signs a release of claims. The agreement contains post employment non-solicitation and non-disparagement provisions.

Table of Contents	Glossary of Defined Terms

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

3.1*	Third Amended and Restated Bylaws, as Amended effective March 10, 2022.
10.1*	CorEnergy Infrastructure Trust, Inc. Amended Omnibus Equity Incentive Plan
10.2*	Amended Revised Third Amended and Restated Limited Liability Company Agreement of Crimson Midstream Holdings, LLC dated as of August 6, 2022
10.3*	Form of Executive Employment Agreement effective August 8, 2022
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from CorEnergy Infrastructure Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

Table of Contents	Glossary of Defined Terms

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
August 11, 2022

By:	/s/ David J. Schulte
David J. Schulte
Chairman and Chief Executive Officer
(Principal Executive Officer)
August 11, 2022